Form 10-Q
period 1999-03-31
DIRECT FOCUS INC
filed 1999-05-14
CIK 1078207

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                         Commission file number 000-25867
                                                ---------

                                 DIRECT FOCUS, INC.
               (Exact name of registrant as specified in its charter)


               Washington                               94300267
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)


                                2200 NE 65th Avenue
                            Vancouver, Washington 98661
            (Address of principal executive offices, including zip code)

                                   (360) 694-7722
                  (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes [   ]    No  [X]

Number of shares of issuer's common stock outstanding as of May 10, 1999:
10,359,599
----------

                              Exhibit Index on Page II-1

                                 DIRECT FOCUS, INC.

                                       INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                             1

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      14

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                             II-1

Item 2.   Changes in Securities and Use of Proceeds                     II-1

Item 6.   Exhibits and Reports on Form 8-K                              II-1

                           PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                DIRECT FOCUS, INC.
                            CONSOLIDATED BALANCE SHEETS


                                                                          March 31,           December 31,
ASSETS                                                                      1999                  1998
                                                                            ----                  ----
CURRENT ASSETS:
  Cash and cash equivalents                                            $  8,587,211           $ 18,910,675
  Trade receivables (less allowance for doubtful accounts of:
    1999, $573,964 and 1998, $40,000)                                     3,519,360                218,207
  Inventories                                                             7,696,781              2,614,673
  Prepaid expenses and other current assets                                 213,969                378,409
  Current deferred tax asset                                                644,504                215,737
                                                                       ------------           ------------

           Total current assets                                          20,661,825             22,337,701
                                                                       ------------           ------------

FURNITURE AND EQUIPMENT:
  Equipment                                                              10,175,390              1,822,205
  Furniture and fixtures                                                    480,974                459,297
                                                                       ------------           ------------

                                                                         10,656,364              2,281,502
  Accumulated depreciation                                                 (642,647)              (438,790)
                                                                       ------------           ------------

           Total furniture and equipment - net                           10,013,717              1,842,712
                                                                       ------------           ------------

OTHER ASSETS (Less accumulated amortization of:
  1999, $104,924 and 1998, $49,967)                                       4,665,476                192,859
                                                                       ------------           ------------

TOTAL                                                                  $ 35,341,018           $ 24,373,272
                                                                       ------------           ------------
                                                                       ------------           ------------
                                                                       (continued)


                                                                          March 31,          December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                        1999                 1998
                                                                         -----------         ------------
CURRENT LIABILITIES:
  Trade payables                                                         $ 5,794,947          $ 3,602,074
  Income taxes payable                                                     2,628,225              504,775
  Accrued liabilities                                                      3,639,539            1,851,253
  Royalty payable to stockholders                                            611,758              548,211
  Customer deposits                                                          356,656              148,937
                                                                         -----------          -----------


           Total current liabilities                                      13,031,125            6,655,250
                                                                         -----------          -----------

LONG-TERM DEFERRED TAX LIABILITY                                             134,080               66,880
                                                                         -----------          -----------

STOCKHOLDERS' EQUITY:
  Common stock - authorized, 50,000,000 shares of no par value;
    outstanding, 1999: 9,534,599 shares, 1998: 9,448,523 shares            3,611,086            3,565,628
  Retained earnings                                                       18,564,727           14,085,514
                                                                         -----------          -----------

           Total stockholders' equity                                     22,175,813           17,651,142
                                                                         -----------          -----------

TOTAL                                                                    $35,341,018          $24,373,272
                                                                         -----------          -----------
                                                                         -----------          -----------


See notes to financial statements.                                   (Concluded)

                                 DIRECT FOCUS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three months ended March 31,
                                                       -------------------------------
                                                           1999                1998
                                                           ----                ----
NET SALES                                              $ 26,112,530       $ 11,051,299

COST OF SALES                                             7,389,196          2,554,145
                                                       ------------       ------------

           Gross profit                                  18,723,334          8,497,154
                                                       ------------       ------------

OPERATING EXPENSES:
  Selling and marketing                                  10,088,754          3,813,204
  General and administrative                              1,101,372            526,177
  Royalties                                                 625,921            306,071
                                                       ------------       ------------

           Total operating expenses                      11,816,047          4,645,452
                                                       ------------       ------------

INCOME FROM OPERATIONS                                    6,907,287          3,851,702
                                                       ------------       ------------

OTHER INCOME (EXPENSE):
  Interest income                                            61,923             75,529
  State business tax and other - net                        (78,114)           (41,044)
                                                       ------------       ------------

           Total other income (expense) - net               (16,191)            34,485
                                                       ------------       ------------

INCOME BEFORE INCOME TAXES                                6,891,096          3,886,187

INCOME TAX EXPENSE                                        2,411,883          1,315,158
                                                       ------------       ------------

NET INCOME                                             $  4,479,213       $  2,571,029
                                                       ------------       ------------
                                                       ------------       ------------

BASIC EARNINGS PER SHARE                               $       0.47       $       0.28
                                                       ------------       ------------
                                                       ------------       ------------

DILUTED EARNINGS PER SHARE                             $       0.45       $       0.27
                                                       ------------       ------------
                                                       ------------       ------------


See notes to financial statements.

                              DIRECT FOCUS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Three months ended March 31,
                                                                              1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  4,479,213      $  2,571,029
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                          261,813            76,734
      Deferred income taxes                                                 (361,567)           13,732
      Changes in:
        Trade receivables                                                   (294,263)         (100,446)
        Inventories                                                       (1,977,977)          226,539
        Prepaid expenses and other current assets                            272,646           (16,612)
        Trade payables                                                     1,924,813           776,056
        Income taxes payable                                               2,123,450           476,426
        Accrued liabilities and royalty payable to stockholder               294,608           608,412
        Customer deposits                                                    207,719            37,349
                                                                        ------------      ------------

           Net cash provided by operating activities                       6,930,455         4,669,219
                                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to furniture and equipment                                      (383,177)          (95,937)
  Acquisition cost of Nautilus                                           (16,747,241)             -
                                                                        ------------      ------------

           Net cash used in investing activities                         (17,130,418)          (95,937)
                                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Prepaid public offering cost                                              (168,959)             -
  Proceeds from issuance of common stock                                      45,458            61,805
  Principal payments under capital lease obligation                              -              (2,420)
                                                                        ------------      ------------

           Net cash provided by (used in) financing activities              (123,501)           59,385
                                                                        ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                            (10,323,464)        4,632,667

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            18,910,675         4,790,316
                                                                        ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  8,587,211      $  9,422,983
                                                                        ------------      ------------
                                                                        ------------      ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for interest                                              $       -         $        203
    Cash paid for income taxes                                               650,000           825,000


See notes to financial statements.

                                 DIRECT FOCUS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Direct Focus, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles and pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report for the fiscal year ended December 31, 1998.

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

     CONSOLIDATION - The consolidated financial statements of the Company include Direct Focus, Inc., Nautilus HPS, Nautilus, Inc, DFI Properties, and Nautilus Fitness Products. All intercompany transactions have been eliminated.

2.   ACQUISITION OF NAUTILUS

     Effective January 4, 1999, the Company acquired substantially all of the net assets of Nautilus International, Inc. ("Nautilus"). Nautilus was a manufacturer and distributor of commercial fitness equipment and, to a limited extent, consumer fitness equipment and accessories. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed, and results of operations have been included in the accompanying financial statements since the date of acquisition. The Company paid approximately $16.9 million, including acquisition costs of approximately $0.7 million, for the assets and intellectual property of Nautilus and assumed $1.8 million in current liabilities.

     The total cost of the acquisition of the Company has been allocated to the assets acquired and liabilities assumed as follows:

     Cash                                                            $    8,512
     Trade receivables                                                3,006,890
     Inventories                                                      3,104,131
     Prepaid expenses and other current assets                          108,206
     Furniture and equipment                                          7,991,685
     Other assets                                                     4,482,068
     Liabilities assumed                                             (1,825,285)
                                                                     -----------

                Total                                                $16,876,207
                                                                     -----------
                                                                     -----------


     The unaudited pro forma financial information below for the three months ended March 31, 1998 were prepared as if the transaction had occurred on January 1, 1998:

     Revenue                                                             $16,322
     Net income                                                            2,117
     Basic earnings per share                                               0.23
     Diluted earnings per share                                             0.22



     The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the respective year nor do they purport to indicate the results of future operations of the Company.

3.   REGISTRATION STATEMENT

     Subsequent to March 31, 1999, the Company registered its shares on the NASDAQ exchange.

4.   STOCK OPTIONS

     There were 86,079 options exercised at prices ranging from $.12 to $4.62 per share during the three months ended March 31, 1999. There were no new options granted during that period.

5.   OPERATING SEGMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes standards for reporting information regarding an entity's operating activities. SFAS No. 131 requires that operating segments be defined at the same level and in a similar manner as management evaluates operating performance.

     The following table presents information about the Company's two operating segments (in thousands):

                                                 DIRECT          NAUTILUS
                                                PRODUCTS         PRODUCTS          TOTAL
Quarter ended March 31, 1999:
  Revenues from external customers               $22,139          $ 3,974          $26,113
                                                 -------          -------          -------
                                                 -------          -------          -------
  Segment net income (loss)                      $ 4,674          $  (195)         $ 4,479
                                                 -------          -------          -------
                                                 -------          -------          -------
  As of March 31, 1999 - segment assets          $16,949          $18,392          $35,341
                                                 -------          -------          -------
                                                 -------          -------          -------
Quarter ended March 31, 1998:
  Revenues from external customers               $11,051          $  -             $11,051
                                                 -------          -------          -------
                                                 -------          -------          -------
  Segment net income                             $ 2,571          $  -             $ 2,571
                                                 -------          -------          -------
                                                 -------          -------          -------
  As of March 31, 1998 - segment assets          $12,451          $  -             $12,451
                                                 -------          -------          -------
                                                 -------          -------          -------


6.   EMPLOYEE BENEFIT PLAN

     The Company adopted a 401(k) profit sharing plan in 1999 covering all employees over the age of 18 who also have three months of service. Each participant in the 401(k) plan may contribute up to 15% of eligible compensation during any calendar year, subject to certain limitations. The 401(k) Plan provides for Company matching contributions of 50% of eligible contributions for participants who have one year of service. In addition, the Company may make discretionary contributions. Employees are 100% vested in the matching and discretionary contributions after four years of service. The Company has not yet contributed to the Plan.

7.   EARNINGS PER SHARE

     Basic and diluted earnings per share are reconciled as follows:

                                                      MARCH 31, 1999                             MARCH 31, 1998
                                            --------------------------------------      ------------------------------------
                                                                        PER SHARE                                  PER SHARE
                                               INCOME          SHARES    AMOUNT            INCOME         SHARES     AMOUNT
Basic EPS:
  Income available to common
    shareholders                             $4,479,213       9,517,579   $ 0.47         $2,571,029      9,184,371   $ 0.28
                                                                          -------                                    ------
                                                                          -------                                    ------
Effect of dilutive securities:
  Stock options                                       -         384,458                           -        463,380
                                             -----------      ----------                 -----------     ----------
Diluted EPS:
  Income available to common share-
    holders plus assumed stock options       $4,479,213       9,902,037   $ 0.45         $2,571,029      9,647,751   $ 0.27
                                             -----------      ----------  -------        -----------     ----------  ------
                                             -----------      ----------  -------        -----------     ----------  ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Form 10-Q that Direct Focus considers to be forward-looking are denoted with an asterisk ("*"), and the following cautionary language applies to all such statements, as well as any other statements in this Form 10-Q that the reader may consider to be forward-looking. Investors are cautioned that all forward-looking statements involve risks and uncertainties and various factors could cause actual results to differ materially from those in the forward-looking statements. Direct Focus, from time to time, may make forward-looking statements relating to its financial performance, including the following:

     -    Anticipated revenues, expenses and gross margins;
     -    Anticipated earnings;
     -    New product introductions; and
     -    Future capital expenditures.

     Factors that could affect our actual results include our reliance on a limited product line, market acceptance of our existing and future products, growth management challenges and difficulties integrating our Nautilus operations. A more detailed description of certain factors that could affect actual results include, but are not limited to, those discussed in our registration statement on Form S-1, Registration No. 33-73243, in the section entitled "Risk Factors."

OVERVIEW

     HISTORY OF OPERATIONS

     We have generated substantial increases in net sales each year since 1996. Net sales increased from $8.5 million in 1996 to $19.9 million in 1997 and $57.3 million in 1998. A substantial portion of our net sales growth is attributable to our Bowflex Power Pro home fitness products. We believe this growth resulted from our expanded direct marketing campaign for our Bowflex product line and our ability to quickly provide "zero down" financing for our customers through third-party financing sources. Sales of our Bowflex Power Pro represented 90.2%, 91.3% and 93.3%, respectively, of our total net sales during 1996, 1997 and 1998. We expect that sales of our Bowflex Power Pro will continue to account for a substantial portion of our net sales for the foreseeable future.*

     We expanded our product base in late 1998 by introducing a line of airbeds under the trade name "Instant Comfort," and more recently under the trade name "Nautilus Sleep Systems." We are currently developing and testing a direct marketing campaign for this new product. We intend to expand this direct marketing campaign in 1999 and anticipate that this expansion will cause our line of airbeds to generate a portion of our net sales in 1999.* However, we expect that the gross margin for our airbed products will, at least initially, be lower than the gross margin for our Bowflex products.*

     ACQUISITION OF NAUTILUS BUSINESS

     In January 1999, we acquired substantially all of the assets of Nautilus International, Inc., the manufacturer and distributor of commercial fitness equipment and distributor of fitness accessories. We paid $16.2 million in cash and assumed approximately $1.8 million in liabilities as consideration for these assets, which include the following:

     - All intellectual property rights to the Nautilus name and its products;
     - Warehouse, manufacturing and office facilities in Independence, Virginia;
     -    The Nautilus line of commercial fitness equipment;

     - The Nautilus line of consumer fitness equipment and fitness accessories;
     -    The Nautilus distribution system; and
     -    All working capital, except cash and finance receivables.

     In recent years, Nautilus International suffered from declining revenues and significant losses. During the fiscal year ended June 27, 1998, Nautilus International had a net loss of $14.8 million, of which $8.8 million was attributable to a one-time impairment charge, on net sales of $20.9 million, compared to a net loss of $6.8 million on net sales of $21.9 million during the fiscal year ended June 27, 1997. We have identified and begun to implement a number of initiatives that we believe will effectively integrate Nautilus into our operations and revitalize its commercial business.* These initiatives include the following:

     - We have hired an experienced management team to oversee and revitalize the sales and marketing operations of our Nautilus commercial business;
     - We are currently offering expanded financing programs, such as pre-approved leasing;*
     - We intend to develop and introduce additional Nautilus commercial products to serve new market segments and expand our customer base;*
     - We have restructured the management of our Nautilus commercial manufacturing operations and begun to make other necessary manufacturing improvements;
     - We have implemented and intend to continue to implement general cost-cutting measures;*
     - We are using the excess capacity of our Nautilus warehouse facilities as an East Coast distribution center for our Bowflex products; and
     - We are working to improve the data gathering and analytical capabilities of our Nautilus commercial operations by linking them with our sophisticated management information systems.*

     We expect that the integration of the Nautilus commercial product line into our operations will significantly increase our overall net sales.* We also expect that our overall gross margin as a percentage of net sales will decrease,* principally because we are integrating two different business models:

     - A direct marketing business that historically has generated a high percentage gross margin; and
     - A manufacturing and marketing business that operates in an industry that traditionally generates a lower percentage gross margin.

RESULTS OF OPERATIONS

     We believe that period-to-period comparisons of our operating results are not necessarily indicative of future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies experiencing rapid growth and, in particular, rapidly growing companies that operate in evolving markets. We may not be able to successfully address these risks and difficulties. Although we have experienced net sales growth in recent years, our net sales growth may not continue, and we cannot assure you of any future growth or profitability.

     The following table presents certain financial data regarding our first quarter operations in 1998 and 1999 as a percentage of total revenues:

                                                  QUARTER ENDED MARCH 31,
                                                  -----------------------
                                                   1999             1998
                                                   ----             ----
STATEMENT OF OPERATIONS DATA
Net sales .....................................   100.0%           100.0%
Cost of sales .................................    28.3             23.1
                                                  ------           ------

Gross Profit ..................................    71.7             76.9

Operating expenses
           Selling and marketing ..............    38.6             34.5
           General and administrative .........     4.2              4.7
           Royalties ..........................     2.4              2.8
                                                  ------           ------
Total operating expenses ......................    45.2             42.0
Operating income ..............................    26.5             34.9
Other income (expense) ........................       0              0.3
                                                  ------           ------
Income before income taxes ....................    26.5             35.2
Income tax expense ............................     9.3             11.9
                                                  ------           ------
Net income ....................................    17.2%            23.3%
                                                  ------           ------
                                                  ------           ------


COMPARISON OF THE QUARTER ENDING MARCH 31, 1999 AND MARCH 31, 1998

NET SALES

     Net sales grew by 135.1% to $26.1 million in the first quarter of 1999, from $11.1 million in the first quarter of 1998. Sales of our Bowflex products increased by 99.1% and accounted for $22.1 million of our aggregate net sales in the quarter. Sales of our Nautilus commercial products accounted for $4.0 million of our net sales, or 26.7% of the increase. We are continuing to test market our airbed sleep systems, but this product did not materially contribute to our net sales in the quarter.

     Our sales growth in the first quarter of 1999 primarily resulted from expanded direct marketing of our Bowflex products and our acquisition of the Nautilus business in January 1999. We intend to further expand our use of spot television commercials and infomercials in 1999 by increasing our market presence in our existing television markets and entering new television markets.*

GROSS PROFIT

     Gross profit grew 120.0% to $18.7 million in the first quarter of 1999, from $8.5 million in the same period a year ago. Gross profit as a percentage of net sales decreased by 5.2% to 71.7% in the quarter, from 76.9% in the first quarter of 1998. This decrease resulted from our addition of the Nautilus commercial product line, which generated a percentage gross profit of 32.1% during the quarter. The percentage gross profit generated by our Bowflex products increased by 1.9% to 78.8% in the quarter, primarily due to reduced component costs associated with volume discounts.

     We anticipate an increase in the percentage gross profit on our Bowflex products associated with the March 1999 opening of our East Coast distribution center.* However, we expect our aggregate gross profit as a percentage of net sales to remain below historical levels, principally due to the significantly lower gross profit margin on our Nautilus commercial fitness equipment.* Initially, we also expect a lower percentage gross profit on our line of airbeds as we continue to develop the direct marketing campaign for this product and increase our marketing efforts.*

OPERATING EXPENSES

     SELLING AND MARKETING

     Selling and marketing expenses grew to $10.1 million in the first quarter of 1999 from $3.8 million in the same period a year ago, an increase of 165.8%. This increase in selling and marketing expenses resulted primarily from the expansion of our Bowflex direct marketing campaign and variable costs associated with our sales growth. The addition of our Nautilus operations accounted for $1.3 million of the increase.

     As a percentage of net sales, selling and marketing expenses increased to 38.6% in the first quarter of 1999 from 34.5% in the first quarter of 1998. The aggregate percentage in 1998 was 39.5%, which we believe is more typical. Overall, we expect that our selling and marketing expenses will continue to increase in real dollar terms, but not materially as a percentage of net sales,* as we:

     -    Continue to expand our Bowflex direct marketing campaign;*
     -    Expand the direct marketing campaign for our airbeds;*
     - Integrate the marketing and distribution infrastructure for our Nautilus line of commercial fitness equipment;* and
     - Begin marketing new home fitness equipment products and fitness accessories under the Nautilus brand name.*

GENERAL AND ADMINISTRATIVE

     General and administrative expenses grew to $1.1 million in the first quarter of 1999 from $526,000 in the same period a year ago, an increase of 109.1%. Our direct marketing business accounted for $262,000 of the increase, due primarily to increased staffing and infrastructure expenses necessary to support our anticipated growth. Our Nautilus operations accounted for the remaining increase of $312,000. As a percentage of net sales, general and administrative expenses decreased to 4.2% in the first quarter of 1999 from 4.7% in same period a year ago. The decline in general and administrative expenses as a percentage of our net sales resulted primarily from our substantial increase in net sales. We believe that our general and administrative expenses will continue to increase in future periods, in both real dollar terms and as a percentage of net sales, as we integrate the Nautilus business into our operations and expand our administrative staff and other resources to manage anticipated growth.*

ROYALTY

     Royalty expense grew to $626,000 in the first quarter of 1999 from $306,000 in the same period a year ago, an increase of 104.6%. The increase in our royalty expenses is attributable to the increased sales of our Bowflex products in the quarter. Our royalty expense will increase if sales of our Bowflex products continue to increase.*

OTHER INCOME (EXPENSE)

     In the first quarter of 1999, other income (expense) decreased to $(16,000) from $35,000 in the same period a year ago. The $51,000 decrease resulted primarily from a $51,000 increase in our state business tax expense.


INCOME TAX EXPENSE

     Income tax expense increased by $1.1 million in the first quarter of 1999 because of the growth in our income before taxes. We expect our income tax expense to increase in line with increases in our income before taxes.*

NET INCOME

     For the reasons discussed above, net income grew to $4.5 million in the first quarter of 1999 from $2.6 million in the same period a year ago, an increase of 73.1%. Our direct marketing business generated $4.7 million in net income and our Nautilus business lost $200,000 in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have financed our growth primarily from cash generated by our operating activities. During the first quarter of 1999, our operating activities generated over $6.9 million in net cash, which contributed to an aggregate $8.6 million balance in cash and cash equivalents. We used $16.7 million in cash to fund the Nautilus acquisition in January 1999, which decreased our cash and cash equivalents by $10.3 million or 54.5% in the first quarter of 1999. We anticipate that our working capital requirements will increase as a result of increased inventory and accounts receivable related to our Nautilus operations.* We also expect to materially increase our cash expenditures on spot commercials and infomercials as we expand the direct marketing campaigns for our Bowflex and airbed products.* To accomodate our anticipated growth, we expect to open an additional West Coast distribution center during 1999.*

     We maintain one $5.0 million line of credit with Bank of America. The line of credit is secured by our general assets and contains certain financial covenants. As of the date of this filing, we are in compliance with all material covenants applicable to the line of credit, and there is no outstanding balance under the line.

     We believe that our existing cash balances, combined with our line of credit and the $15.1 million net proceeds of our May 5, 1999, public offering, will be sufficient to meet our capital requirements for at least the next 12 months.* Thereafter, if our capital requirements increase, we could be required to secure additional sources of capital. We cannot assure you that we will be able to secure additional capital or that the terms upon which such capital will be available to us will be acceptable. If we proceed with any other acquisitions, we may be required to use cash to fund the purchase price or fund operations for expansion of the acquired business.

YEAR 2000 COMPLIANCE

     Many computer software programs, as well as hardware with embedded software, use a two-digit date field to track and refer to any given year. After, and in some cases prior to, January 1, 2000, these software and hardware systems will misinterpret the year "00," which will cause them to perform faulty calculations or shut down altogether. Notwithstanding the remedial efforts and third-party assurances discussed below, this "Year 2000" problem may adversely affect our operations. We believe that the most reasonably likely worst-case scenario would involve material disruptions in such important functions as:*

     -    Airing our spot commercials and infomercials;
     -    Receiving and processing customer inquiries and orders;
     -    Distributing our products, and
     -    Processing billings and payments.

     Such difficulties could result in a number of adverse consequences, including, but not limited to, delayed or lost revenue, diversion of resources, damage to our reputation, increased administrative and processing costs and liability to suppliers and/or customers.* Any one or a combination of these consequences could significantly disrupt our operations and have a material adverse effect on our financial performance.*

     Accordingly, we began assessing the scope of our potential Year 2000 exposure both internally and among our suppliers and customers in March 1998, and started implementing remedial measures soon thereafter. To date, we have tested and assessed the Year 2000 compliance of over 90.0% of the software and hardware systems that we use internally I our business. We have upgraded approximately 95.0% of the computer hardware and equipment that we determined had Year 2000 problems. We expect to have a Year 2000 compliance financial accounting system and database marketing system installed by late June 1999.*

     We will continue to test our software and hardware systems and modify and replace these systems as necessary.* We expect to complete our internal assessment, testing, and remediation program by July 1999.* To date, we have spent approximately $1.3 million to upgrade our computer systems, and we believe we will need to spend an additional $400,000 to complete our upgrade. Although we believe that these corrective measures will adequately address our potential Year 200 problems, including those affecting our Nautilus operations, we cannot assure you that we will discover and address every Year 2000 problem or that all of our corrective measures will be effective. To the extent that Year 2000 problems persist, we could experience the adverse consequences described above, some or all of which could be material.*

     We have received assurances from our primary carrier, our primary consumer finance provider and certain other key suppliers and vendors that their businesses are Year 2000 compliant. We have requested but have not yet received such assurances from our other suppliers and vendors, the most important of which is our local telephone company. We have and will continue to work with all of our vendors and suppliers to resolve any potential Year 2000 problems.* However, we have no direct control over these third parties and cannot assure you that such third-party software and hardware systems will be timely converted. The failure of certain individual vendors or suppliers, or a combination of vendors or suppliers, to make their systems Year 2000 compliant could have a material adverse effect on our financial results.*

     We are currently developing a contingency plan, but cannot finalize the plan until we have received responses from all of our critical vendors and service providers. We expect to finalize the plan in July 1999.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

                             PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On May 1, 1998, Soloflex, Inc., a company that manufactures and directly markets home fitness equipment, filed an action against Direct Focus and Randal R. Potter, our Vice President of Marketing, in the United States District Court for the District of Oregon. The suit is titled Soloflex, Inc.
v. Bowflex, Inc. and Randy Potter, Cause No. 98-557-JO. The judge has set a trial date of July 6, 1999, and both parties are now proceeding with discovery. Our insurers are paying the costs of defending against these claims.

     Soloflex is pursuing two categories of claims, both of which relate to activities that allegedly violate its intellectual property rights. First, Soloflex claims that we violated the Lanham Act, which relates to trademark and trade dress infringement, and infringed upon several of its copyrights. The principal basis for these claims is Soloflex's contention that our print and video advertisements are too similar to its advertisements. For example, Soloflex asserts that we are prohibited from marketing our products with advertisements that:

     - Feature Mr. Potter, a former model for Soloflex;

     - Feature an image of Mr. Potter removing his shirt; and

     - Use phrases with the words "unlock your body's potential" or "the body you always wanted."

     Second, Soloflex claims we misappropriated certain of its marketing trade secrets. The principal basis for this claim is Soloflex's allegation that Mr. Potter had access to marketing knowledge and physical documents while an employee of Soloflex, and that Mr. Potter improperly used this knowledge and documentation to our competitive advantage. Mr. Potter joined us in 1991 as a creative director and marketing manager. Soloflex further alleges that we hired another Soloflex employee, who also possessed this type of information, for the specific purpose of acquiring such information and obtaining a competitive advantage.

     Soloflex has requested both monetary damages and injunctive relief in connection with its claims. Specifically, Soloflex is seeking to recover:

     - Any profits it would have earned but for our allegedly improper activities;

     - Any profits we earned during the period when an alleged violation may have occurred; and/or

     - The cost of corrective advertising to remedy the allegedly "false impressions" created by our advertising activities.

     The injunctive relief that Soloflex is seeking would prohibit us from airing advertisements that allegedly would infringe upon Soloflex's intellectual property rights. We intend to vigorously defend against these claims. However, we cannot assure you that we will prevail in this dispute. If Soloflex successfully prosecutes any of its claims, the resulting monetary damages and/or injunctive relief could significantly harm our business.

     We are also involved in various legal proceedings incident to the ordinary course of our business. We believe that the outcome of these pending legal proceedings will not, in the aggregate, have a material adverse effect on our business.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     The effective date of the registrants first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-73243) relating to the registrant's initial United States public offering of its common stock, was May 4, 1999. The registrant sold 825,000 shares of its common stock to the underwriting syndicate. The managing underwriters were D.A. Davidson & Co., Inc. and First Security Van Kasper. The offering commenced and was completed on May 5, 1999, at a price of $20.50 per share. Selling shareholders sold an additional 175,000 shares of common stock as part of the same offering. The public offering resulted in gross proceeds to the registrant and the selling shareholders of $20.5 million, $1.435 million of which was applied toward the underwriting discount. The registrant anticipates that expenses related to the offering will total approximately $625,000, all of which will be borne by the registrant. Net proceeds to the registrant and selling shareholders are anticipated to be $15.1 million and $3.3 million, respectively. From the time of receipt through May 12, 1999, the registrant invested all of its net proceeds from the offering in an interest bearing depository account with Bank of America, pending application of the net proceeds in accordance with the description in its registration statement on Form S-1.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1  Financial Data Schedule

     (n)  Reports on Form 8-K

          None.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         DIRECT FOCUS, INC.
                         (Registrant)


May 14, 1999             By:  /s/ Brian R. Cook
------------                --------------------------
Date                        Brian R. Cook, President and
                            Chief Executive Officer

May 14, 1999             By:  /s/ Rod W. Rice
------------                --------------------------
Date                        Rod W. Rice, Chief Financial Officer,
                            Treasurer and Secretary (Principal
                            Financial and Accounting Officer)

                                EXHIBIT INDEX


Exhibit Number      Title
--------------      ------------------------------

      27.1          Financial Data Schedule