Form 10-Q
period 1999-06-30
DIRECT FOCUS INC
filed 1999-08-13
CIK 1078207

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                        Commission file number: 000-25867

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

Number of shares of issuer's common stock outstanding as of August 5, 1999: 10,611,432

                                  Page 1 of 24
                            Exhibit Index on Page 24

                               DIRECT FOCUS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                            PAGE
                                                                          ----
Item 1.       Financial Statements                                          3

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          11

Item 3.       Quantitative and Qualitative Disclosures About Market
              Risk                                                         21

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                            21

Item 2.       Changes in Securities and Use of Proceeds                    22

Item 4.       Submission of Matters to a Vote of Security Holders          22

Item 6.       Exhibits and Reports on Form 8-K                             23


                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                               DIRECT FOCUS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,                DECEMBER 31,
                                                                           1999                      1998
                                                                    ------------------         -----------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                              $ 27,317,950              $ 18,910,675
  Trade receivables (less allowance for doubtful
    accounts of: 1999, $543,386 and 1998, $40,000)                          3,499,433                   218,207
  Inventories                                                               7,937,828                 2,614,673
  Prepaid expenses and other assets                                         2,846,686                   378,409
  Current deferred income tax asset                                           979,553                   215,737
                                                                    ------------------         -----------------
        Total current assets                                               42,581,450                22,337,701
                                                                    ------------------         -----------------
PROPERTY, PLANT AND EQUIPMENT (less accumulated depreciation
  of: 1999, $880,690 and 1998, $438,790)                                   10,302,325                 1,842,712
                                                                    ------------------         -----------------
OTHER ASSETS (less accumulated amortization of:
  1999, $162,881 and 1998, $49,967)                                         4,438,558                   192,859
                                                                    ------------------         -----------------
TOTAL ASSETS                                                             $ 57,322,333              $ 24,373,272
                                                                    ------------------         -----------------
                                                                    ------------------         -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                          $ 5,620,911               $ 3,602,074
  Income taxes payable                                                              -                   504,775
  Accrued liabilities                                                       4,851,988                 1,851,253
  Royalty payable to stockholders                                             591,992                   548,211
  Customer deposits                                                           488,288                   148,937
  Accrued litigation settlement cost                                        4,000,000                         -
                                                                    ------------------         -----------------
        Total current Liabilities                                          15,553,179                 6,655,250
                                                                    ------------------         -----------------
LONG-TERM DEFERRED TAX LIABILITY                                              118,790                    66,880
                                                                    ------------------         -----------------

STOCKHOLDERS' EQUITY:
  Common stock - authorized, 50,000,000 shares of no par value;
    outstanding, 1999: 10,611,432 shares, 1998: 9,448,523 shares           21,686,578                 3,565,628
  Retained earnings                                                        19,963,786                14,085,514
                                                                    ------------------         -----------------
        Total stockholders' equity                                         41,650,364                17,651,142
                                                                    ------------------         -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 57,322,333              $ 24,373,272
                                                                    ------------------         -----------------
                                                                    ------------------         -----------------

See notes to financial statements.

                               DIRECT FOCUS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                          ----------------------------------           ------------------------------------
                                              1999                 1998                     1999                 1998
                                          --------------       --------------           --------------      ---------------
NET SALES                                   $25,244,216          $12,236,449              $51,356,746          $23,287,748

COST OF SALES                                 7,362,016            2,652,148               14,751,212            5,206,293
                                          --------------       --------------           --------------      ---------------

     Gross profit                            17,882,200            9,584,301               36,605,534           18,081,455
                                          --------------       --------------           --------------      ---------------

OPERATING EXPENSES:
Selling and marketing                         9,920,772            5,529,622               20,009,526            9,342,826
General and administrative                    1,326,408              698,547                2,427,780            1,224,724
Royalties                                       636,008              342,493                1,261,929              648,564
Litigation settlement                         4,000,000                    -                4,000,000                    -
                                          --------------       --------------           --------------      ---------------

     Total operating expenses                15,883,188            6,570,662               27,699,235           11,216,114
                                          --------------       --------------           --------------      ---------------

INCOME FROM OPERATIONS                        1,999,012            3,013,639                8,906,299            6,865,341
                                          --------------       --------------           --------------      ---------------

OTHER INCOME (EXPENSE):
Interest income                                 175,245               91,821                  237,168              167,350
State business tax and other - net             (20,408)             (46,709)                 (98,522)             (87,753)
                                          --------------       --------------           --------------      ---------------

     Total other income - net                   154,837               45,112                  138,646               79,597
                                          --------------       --------------           --------------      ---------------

INCOME BEFORE INCOME TAXES                    2,153,849            3,058,751                9,044,945            6,944,938
                                          --------------       --------------           --------------      ---------------

INCOME TAX EXPENSE                              754,790            1,077,240                3,166,673            2,392,398
                                          --------------       --------------           --------------      ---------------

NET INCOME                                   $1,399,059           $1,981,511               $5,878,272           $4,552,540
                                          --------------       --------------           --------------      ---------------
                                          --------------       --------------           --------------      ---------------

BASIC EARNINGS PER SHARE                     $     0.14           $     0.21               $     0.60           $     0.49
                                          --------------       --------------           --------------      ---------------
                                          --------------       --------------           --------------      ---------------

DILUTED EARNINGS PER SHARE                   $     0.13           $     0.20               $     0.58           $     0.47
                                          --------------       --------------           --------------      ---------------
                                          --------------       --------------           --------------      ---------------

Basic shares outstanding                     10,156,914            9,250,957                9,838,350            9,250,957
Diluted shares outstanding                   10,454,819            9,719,324               10,130,464            9,719,324

See notes to financial statements.

                               DIRECT FOCUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                             -------------------------------------
                                                                                   1999                 1998
                                                                                   ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $  5,878,272         $ 4,552,540
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                     557,815             151,035
    Deferred income taxes                                                            (711,906)           (120,921)
    Changes in:
      Trade receivables                                                              (274,336)           (228,111)
      Inventories                                                                  (2,219,024)           (434,593)
      Prepaid expenses and other current assets                                    (2,360,071)           (269,806)
      Trade payables                                                                1,750,777           1,083,536
      Income taxes payable                                                           (504,775)           (801,128)
      Accrued liabilities and royalty payable to stockholders                       1,487,291           1,290,751
      Customer deposits                                                               339,351               8,512
      Accrued litigation settlement cost                                            4,000,000                   -
                                                                             -----------------     ---------------

         Net cash provided by operating activities                                  7,943,394           5,231,814
                                                                             -----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                         (909,828)           (348,824)
  Acquisition cost of Nautilus                                                    (16,747,241)                  -
                                                                             -----------------     ---------------

        Net cash used in investing activities                                     (17,657,069)           (348,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital lease obligations                                        -             (4,899)
  Proceeds from public offering                                                    17,919,146                   -
  Proceeds from exercise of stock options, net                                        201,804             176,848
                                                                             -----------------     ---------------

        Net cash provided by financing activities                                  18,120,950             171,949
                                                                             -----------------     ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           8,407,275           5,054,939
                                                                             -----------------     ---------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     18,910,675           4,790,316
                                                                             -----------------     ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 27,317,950         $ 9,845,255
                                                                             -----------------     ---------------
                                                                             -----------------     ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for interest                                                       $        662         $       348
    Cash paid for income taxes                                                      6,510,000           3,565,000

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


         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

         CONSOLIDATION - The consolidated financial statements of the Company include Direct Focus, Inc., Nautilus HPS, Nautilus, Inc., DFI Properties, and Nautilus Fitness Products, Inc. All intercompany transactions have been eliminated.

2.       PUBLIC OFFERING

         On May 5, 1999, the Company completed its initial U.S. public offering of common stock listed on the NASDAQ exchange. The initial offering consisted of one million total shares at $20.50 per share, of which 825,000 shares were offered by the Company, with an additional 175,000 shares offered by selling shareholders.

         On June 10, 1999 the underwriting group exercised a 150,000 share over-allotment, bringing the total of the Company's common shares outstanding to 10.6 million shares.

         Total net proceeds realized by Direct Focus, Inc. from the offerings were $17.9 million.

         The Company was listed on the Toronto Stock Exchange from January 1993 to May 5, 1995.

3.       ACQUISITION OF NAUTILUS

         Effective January 4, 1999, the Company acquired substantially all of the net assets of Nautilus International, Inc. ("Nautilus"). Nautilus was a manufacturer and distributor of commercial fitness equipment and, to a limited extent, consumer fitness equipment and accessories. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed, and results of operations have been included in the accompanying financial statements since the date of acquisition. The Company paid approximately $16.9 million, including acquisition costs of approximately $700,000, for the assets and intellectual property of Nautilus and assumed $1.8 million in current liabilities.


         The total cost of the acquisition has been allocated to the assets acquired and liabilities assumed as follows:

         Cash                                                     $        8,512
         Trade receivables                                             3,006,890
         Inventories                                                   3,104,131
         Prepaid expenses and other current assets                       108,206
         Property, plant and equipment                                 7,991,685
         Other assets                                                  4,482,068
         Liabilities assumed                                         (1,825,285)
                                                                 ---------------
                               Total                              $   16,876,207
                                                                 ---------------
                                                                 ---------------

         The unaudited pro forma financial information below for the three months and six months ended June 30, 1998 were prepared as if the transaction had occurred on January 1, 1998:

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                              6/30/98                6/30/98

         Revenue                              $17,550                $33,873
         Net income                             1,511                  3,628
         Basic earnings per share                0.16                   0.39
         Diluted earnings per share              0.16                   0.37

         The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the respective year nor does it purport to indicate the results of future operations of the Company.

4.       LITIGATION SETTLEMENT

         On July 17, 1999 the Company reached an agreement with a competitor to settle pending litigation. As a result of the settlement the Company took a one time, after-tax charge of

         $2.6 million in the second quarter. The Company will make an $8 million cash payment to the competitor, of which $4 million is being paid by insurance.


         The Company made no admission of guilt in the settlement and continues to believe that the competitor's claims were without merit. However, when the court denied our motions to have the case dismissed before trial, we were faced with a lengthy jury trial and the possibility of a large jury verdict, including multiple damages as allowed under federal law. Under those circumstances, we determined that it was in the best interest of our shareholders to settle the case on terms that will have no negative long-term impact on the Company.

         This settlement does not affect the ongoing direct marketing campaign for our Bowflex home fitness equipment.

5.       STOCK OPTIONS

         Options for 187,909 shares of the Company's common stock were exercised at prices ranging from $.12 to $4.62 per share during the six months ended June 30, 1999. During the second quarter options for 121,600 shares were granted to 26 employees and five directors of the Company at the public offering price of $20.50. Options for 10,000 shares were cancelled during the period.

6.       OPERATING SEGMENTS

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

         The following table presents information about the Company's two operating segments (in thousands):

                                              DIRECT PRODUCTS          NAUTILUS PRODUCTS                TOTAL
                                           ----------------------     ---------------------     ----------------------
                                            THREE      SIX MONTHS      THREE      SIX            THREE      SIX MONTHS
                                            MONTHS                     MONTHS     MONTHS         MONTHS
                                           ---------- -----------     ---------  ----------     ---------- -----------
PERIOD ENDED JUNE 30, 1999
   Revenues from External Customers         $ 21,537    $ 43,676        $3,707    $  7,681      $ 25,244     $ 51,357
                                           ---------- -----------     ---------  ----------     ---------- -----------
                                           ---------- -----------     ---------  ----------     ---------- -----------

  Segment Net Income (loss)                  $ 1,556      $6,230        $ (157)   $   (352)     $  1,399     $  5,878
                                           ---------- -----------     ---------  ----------     ---------- -----------
                                           ---------- -----------     ---------  ----------     ---------- -----------

  As of June 30, 1999 - Segment Assets                  $ 39,022                  $ 18,300                   $ 57,322

PERIOD ENDED JUNE 30, 1998
Revenues from External Customers            $ 12,236    $ 23,288      $      -    $      -       $ 12,236    $ 23,288
                                           ---------- -----------     ---------  ----------     ---------- -----------
                                           ---------- -----------     ---------  ----------     ---------- -----------

  Segment Net Income                         $ 1,982     $ 4,552      $      -    $      -       $  1,982    $  4,552
                                           ---------- -----------     ---------  ----------     ---------- -----------
                                           ---------- -----------     ---------  ----------     ---------- -----------

  As of June 30, 1998 - Segment Assets                   $14,057                 $       -                   $ 14,057
                                                      -----------                ----------                -----------
                                                      -----------                ----------                -----------

7.       EMPLOYEE BENEFIT PLAN

         The Company adopted a 401(k) profit sharing Plan in 1999 covering all employees over the age of 18, who also have three months of service. Each participant in the 401(k) Plan may contribute up to 15% of eligible compensation during any calendar year, subject to certain limitations. The 401(k) Plan provides for Company matching contributions of 50% for eligible contributions for participants who have one year of service. In addition, the Company may make discretionary contributions. Employees are 100% vested in the matching and discretionary contributions after four years of services. The Company has not yet contributed to the Plan.

8.       EARNINGS PER SHARE

         Basic and diluted earnings per share are reconciled as follows:


                                         THREE MONTHS ENDED JUNE 30, 1999              THREE MONTHS ENDED JUNE 30, 1998
                                     -----------------------------------------      ---------------------------------------
                                                                   PER SHARE                                     PER SHARE
                                       INCOME          SHARES        AMOUNT            INCOME        SHARES       AMOUNT
                                       ------          ------      ---------           ------        ------      ---------
 Basic EPS:
   Income available to common
     shareholders                     $1,399,059      10,156,914       $ 0.14        $ 1,981,511    9,250,957       $ 0.21
                                                                   -----------                                   ----------
                                                                   -----------                                   ----------

 Effect of dilutive securities:
   Stock options                               -         297,905                               -      468,367
                                     ------------   -------------                   -------------  -----------

 Diluted EPS:
  Income available to common share-
  holders plus assumed stock options  $1,399,059      10,454,819       $ 0.13        $ 1,981,511    9,719,324       $ 0.20
                                     ------------   -------------  -----------      -------------  -----------   ----------
                                     ------------   -------------  -----------      -------------  -----------   ----------


                                          SIX MONTHS ENDED JUNE 30, 1999                SIX MONTHS ENDED JUNE 30, 1998
                                     -----------------------------------------      ---------------------------------------
                                                                   PER SHARE                                    PER SHARE
                                       INCOME          SHARES        AMOUNT            INCOME        SHARES       AMOUNT
                                       ------          ------      ---------           ------        ------      ---------
 Basic EPS:
   Income available to common
     shareholders                     $ 5,878,272      9,839,350       $ 0.60        $ 4,552,540    9,250,957       $ 0.49
                                                                   -----------                                  -----------
                                                                   -----------                                  -----------

 Effect of dilutive securities:
   Stock options                                -        291,114                               -      468,367
                                     ------------   -------------                   -------------   ----------
                                     ------------   -------------                   -------------   ----------

 Diluted EPS:
  Income available to common share-
  holders plus assumed stock options  $ 5,878,272     10,130,464       $ 0.58        $ 4,552,540    9,719,324       $ 0.47
                                     ------------   -------------  -----------      -------------   ----------  -----------
                                     ------------   -------------  -----------      -------------   ----------  -----------

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

         Factors that could affect our actual results include our reliance on a limited product line, market acceptance of our existing and future products, growth management challenges and difficulties integrating our Nautilus operations. A more detailed description of certain factors that could affect actual results include, but are not limited to, those discussed in our recent registration statement on Form S-1, Registration No. 33-73243, in the section entitled "Risk Factors."

OVERVIEW

HISTORY OF OPERATIONS

         We have generated substantial increases in net sales each year since 1996. Net sales increased from $8.5 million in 1996 to $19.9 million in 1997 and $57.3 million in 1998. A substantial portion of our net sales growth is attributable to our Bowflex Power Pro home fitness products. We believe this growth resulted from our expanded direct marketing campaign for our Bowflex product line and our ability to quickly provide "zero down" financing for our customers through third-party financing sources. Sales of our Bowflex Power Pro represented 90.2%, 91.3% and 93.3%, respectively, of our total net sales during 1996, 1997 and 1998. We expect that sales of our Bowflex Power Pro will continue to account for a substantial portion of our net sales for the foreseeable future.*

         We expanded our product base in late 1998 by introducing a line of airbeds under the trade name "Instant Comfort," and more recently under the trade name "Nautilus Sleep Systems." We are currently developing and testing a direct marketing campaign for this new product. We intend to expand this direct marketing campaign in 1999 and anticipate that this expansion will cause our line of airbeds to generate a material portion of our net sales in 1999.* However, we expect that the gross margin for our Nautilus sleep systems will be lower than the current gross margin for our Bowflex products.*

         ACQUISITION OF NAUTILUS BUSINESS

         In January 1999, we acquired substantially all of the assets of Nautilus International, a manufacturer and distributor of commercial fitness equipment and distributor of fitness accessories. We paid $16.2 million in cash and assumed approximately $1.8 million in liabilities as consideration for these assets, which include the following:

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

         In recent years, Nautilus International suffered from declining revenues and significant losses. During the fiscal year ended June 27, 1998, Nautilus International had a net loss of $14.8 million, of which $8.8 million was attributable to a one-time impairment charge, on net sales of $20.9 million, compared to a net loss of $6.8 million on net sales of $21.9 million during the fiscal year ended June 27, 1997. We have identified and begun to implement a number of initiatives that we believe have begun and will continue to effectively integrate Nautilus into our operations and revitalize its commercial business.* These initiatives include the following:

         - We have hired an experienced management team to oversee and revitalize the sales and marketing operations of our Nautilus commercial business;
         - We are currently offering creative financing programs, such as pre-approved leasing;
         - We intend to develop and introduce additional Nautilus commercial products to serve new market segments and expand our customer base;*
         - We have restructured the management of our Nautilus commercial manufacturing operations and begun to make other necessary manufacturing improvements;
         - We have implemented and intend to continue to implement general cost-cutting measures;*
         - We are using the excess capacity of our Nautilus warehouse facilities as an East Coast distribution center for our Bowflex products; and
         - We are working to improve the data gathering and analytical capabilities of our Nautilus commercial operations by linking them with our sophisticated management information systems.*

         Integration of the Nautilus commercial product line into our operations has significantly increased our overall net sales. However, our overall gross profit margin has decreased, principally because we have integrated two different business models:

         - A direct marketing business that historically has generated a high gross profit margin; and
         - A manufacturing and marketing business that operates in an industry that traditionally generates a lower gross profit margin.

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

STATEMENT OF OPERATIONS DATA - THREE MONTHS ENDED JUNE 30

         The following table presents certain financial data regarding our second quarter operations in 1999 and 1998, as a percentage of total revenues:

                                                        QUARTER ENDED JUNE 30,
                                                     ---------------------------
                                                        1999           1998
                                                        ----           ----
Net sales......................................         100.0%          100.0%
Cost of sales..................................          29.2            21.7
                                                      ---------        ---------

Gross profit...................................          70.8            78.3

Operating expenses
         Selling and marketing.................          39.3            45.2
         General and administrative............           5.3             5.7
         Royalties.............................           2.5             2.8
         Litigation settlement.................          15.8               -
                                                      ---------        ---------
Total operating expenses.......................          62.9            53.7

Operating income...............................           7.9            24.6

Other income...................................           0.6             0.4
                                                      ---------        ---------

Income before income taxes.....................           8.5            25.0
Income tax expense.............................           3.0             8.8
                                                      ---------        ---------

Net income.....................................           5.5%           16.2%
                                                      ---------        ---------
                                                      ---------        ---------

COMPARISON OF THE QUARTERS ENDED JUNE 30, 1999 AND JUNE 30, 1998

NET SALES

         Net sales grew by 106.6% to $25.2 million in the second quarter of 1999 from $12.2 million in the second quarter of 1998. Sales within our direct marketing business increased by 76.2% over prior year second quarter levels and accounted for $21.5 million of our aggregate net sales in the second quarter of 1999. Net sales within our Nautilus business generated $3.7 million, or 28.5%, of the increase.

         Sales growth in the second quarter of 1999 primarily resulted from expanded direct marketing of our Bowflex products and the addition of our Nautilus business. In the direct marketing business, we intend to further expand our use of spot television commercials and infomercials during the remainder of 1999 by increasing our presence in existing television markets and entering new television markets.* We intend to revitalize Nautilus sales by developing new products, expanding existing and introducing new creative financing programs, and expanding our direct sales efforts.* We are continuing to test market our Nautilus sleep systems, but this product did not materially contribute to our net sales in the second quarter.

         A newly developing trend for both our direct marketing and Nautilus businesses is slower sales activity during the second quarter of the calendar year.* Our direct marketing business is largely dependent upon national cable television advertising, and we are finding that second quarter influences on television viewership, such as the broadcast of national network season finales and seasonal weather factors, are causing our spot television commercials on national cable television to be marginally less effective than in other periods of the year.* Also, sales of our Bowflex product line appear to be strongest in the second half of the year.* Sales within our Nautilus business appear to be strongest in the first and fourth quarters of each year, as the commercial fitness industry prepares for the impact of the public's New Year fitness resolutions.*

GROSS PROFIT

         Gross profit grew 86.5% to $17.9 million in the second quarter of 1999, from $9.6 million in the same period a year ago. Our gross profit margin decreased 7.5% to 70.8% in the second quarter of 1999, from 78.3% in the second quarter of 1998. The decrease in gross profit margin was mainly attributable to the Nautilus operations, which had a gross profit margin for the quarter of 34.3%. In response to consumers' television viewing habits, during the second quarter of 1999 we concentrated our marketing efforts on the extended infomercial format, rather than on spot commercial advertising. Because our infomercials incorporate special promotional offers, the gross profit margin for our direct marketing business declined by 1.2% to 77.1%. Although this marketing plan decreased our gross profit margin by 1.2%, it also decreased our selling and marketing expense by 4.4% as a percentage of net sales. The net effect was that our operating income margin increased by 3.2%

         In the second half of the current year, we anticipate a small increase in the gross profit margin on our Bowflex products associated with the March 1999 opening of our East Coast distribution center and our advertising plan related to seasonal fluctuations in television viewer habits.* In comparison, we expect a lower percentage gross profit margin contribution from our line of Nautilus sleep systems as we continue to develop our direct marketing campaign for this product.* At least initially, we expect that the domestic production and relatively lower sales volume of our Nautilus sleep systems will cause them to generate lower gross profit margins than our Bowflex products.* Similar to our Bowflex products, with the anticipated future higher sales volume of Nautilus sleep systems, we expect to take advantage of overseas production to strengthen the margins for our Nautilus sleep systems.*

OPERATING EXPENSES

         SELLING AND MARKETING

         Selling and marketing expenses grew to $9.9 million in the second quarter of 1999 from $5.5 million in the same period a year ago, an increase of 80.0%. This increase in selling and marketing expenses resulted primarily from the continued expansion of our Bowflex direct marketing campaign and variable costs associated with our sales growth. The addition of our Nautilus business accounted for $1.1 million of the increase.

         As a percentage of net sales, selling and marketing expenses decreased by 5.9% in the second quarter of 1999 to 39.3%, compared to 45.2% in the same period in the prior year. Selling and marketing expenses within our direct marketing business were $8.8 million, a 4.4% decline as a percentage of net sales compared to the same period in the prior year. As a result of our concentration on infomercial advertising, and sales efforts related to our Bowflex products, we took advantage of the greater ratio of quality sales leads generated from this format. Selling and marketing expenses within our Nautilus business traditionally have been a lower percentage of net sales than we have experienced in direct marketing. In real dollar terms, we expect that our aggregate selling and marketing expenses will continue to increase, but not materially as a percentage of net sales,* as we:

         - Continue to expand our Bowflex direct marketing campaign;*
         - Expand the direct marketing campaign for our Nautilus sleep systems;*
         - Integrate the marketing and distribution infrastructure for our Nautilus line of commercial fitness equipment;* and
         - Begin marketing new home fitness equipment products and fitness accessories under the Nautilus brand name.*

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses grew to $1.3 million in the second quarter of 1999 from $699,000 in the same period a year ago, an increase of 86.0%. The direct marketing business accounted for $241,000 of the increase in general and administrative expenses, due primarily to increased staffing levels in our accounting and information systems departments necessitated by our continued growth and the implementation of our new computer system. Nautilus operations accounted for the remaining increase of $387,000.

         As a percentage of net sales, general and administrative expenses decreased to 5.3% in the second quarter of 1999 from 5.7% in the same period a year ago. The decline in general and administrative expenses as a percentage of net sales primarily resulted from our substantial increase in net sales. We believe that our general and administrative expenses in real dollar terms will also increase in future periods as we integrate the Nautilus business into our operations and expand our administrative staff and other resources to manage anticipated growth, but will decrease as a percentage of net sales.*

         ROYALTY

         Royalty expense grew to $636,000 in the second quarter of 1999 from $342,000 in the same period a year ago, an increase of 86.0%. The increase in our royalty expenses is attributable to the increased sales of our Bowflex products in 1999. Our royalty expenses will increase if sales of our Bowflex products continue to increase.*

         LITIGATION SETTLEMENT

         In the second quarter of 1999, we incurred a one-time charge of $4 million relating to the settlement of pending litigation with a competitor in the home fitness market. The settlement does not affect the ongoing direct marketing campaign for our Bowflex home fitness equipment and is expected to have no effect on results of operations in future periods.* We determined that it was in the best interest of our shareholders to settle the case on terms that will have no negative long-term impact on Direct Focus.*

         OTHER INCOME

         In the second quarter of 1999, other income increased to $155,000 from $45,000 for the same period a year ago. The $110,000 increase resulted primarily from interest income generated by greater average cash investments accumulated from a combination of year-to-date results from operations and our public offering completed during the quarter.

         INCOME TAX EXPENSE

         Income tax expense decreased by $322,000 for the second quarter of 1999 compared to the second quarter of 1998. The one-time charge for resolution of litigation reduced income taxes by $1.4 million. Excluding the effects of the litigation charge on results of operations, income taxes were $2.2 million, a 100.0% increase over the $1.1 million provision in the second quarter of 1998. We expect our income tax expense to increase in line with increases of our income before taxes.*

         NET INCOME

         For the reasons discussed above, net income decreased 30.0% to $1.4 million in the second quarter of 1999 compared to $2.0 million in the same period in 1998. The litigation settlement in the current quarter reduced net income after taxes by $2.6 million. Excluding the effects of the litigation charge, net income grew 100.0% in the second quarter of 1999 to $4.0 million.

STATEMENT OF OPERATIONS DATA - SIX MONTHS ENDED JUNE 30

         The following table presents certain financial data regarding operations for the first six months of 1999 and 1998, as a percentage of total revenues:

                                                   SIX MONTHS ENDED JUNE 30,
                                                   --------------------------
                                                       1999       1998
                                                       ----       ----
      Net sales....................................   100.0%     100.0%
      Cost of sales................................    28.7       22.3
                                                      ------     ------

      Gross profit.................................    71.3       77.7

      Operating expenses
         Selling and marketing.....................    39.0       40.1
         General and administrative................     4.7        5.3
         Royalties.................................     2.5        2.8
         Litigation settlement.....................     7.8          -
                                                      ------     ------
      Total operating expenses.....................    54.0       48.2

      Operating income.............................    17.3       29.5

      Other income.................................     0.3        0.3
                                                      ------     ------

      Income before income taxes...................    17.6       29.8
      Income tax expense...........................     6.2       10.3
                                                      ------     ------
      Net income...................................    11.4%      19.5%
                                                      ------     ------
                                                      ------     ------

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

NET SALES

         Net sales for the first six months of 1999 increased 120.6% to $51.4 million, from $23.3 million in the same period in 1998. Direct marketing sales for the first six months increased by 87.6% to $43.7 million. Sales within our Nautilus business accounted for $7.7 million of our net sales, or 27.4% of the increase. Sales growth in the first half of 1999 primarily resulted from expanded direct marketing of our Bowflex products and the addition of our Nautilus business. We are continuing to test market our Nautilus sleep systems, but this product did not materially contribute to our net sales in the first half of the current year.

GROSS PROFIT

         Gross profit grew 102.2% to $36.6 million in the first half of 1999, from $18.1 million in the same period a year ago. Our gross profit margin decreased by 6.4% to 71.3% in the first six months of 1999, from 77.7% in the first half of 1998. The decrease in gross profit margin was primarily attributable to the integration of our Nautilus operations, which had a gross profit margin of 33.1% in the first six months of 1999. In the first half of the current year, we successfully tailored our direct marketing efforts in response to seasonal fluctuations in television viewer habits. By appropriately emphasizing either spot or infomercial advertising, we modestly increased the gross profit margin for our direct marketing business to 78.0%.

OPERATING EXPENSES

         SELLING AND MARKETING

         Selling and marketing expenses grew to $20.0 million in the first half of 1999 from $9.3 million in the same period a year ago, an increase of 115.1%. This increase in selling and marketing expenses resulted primarily from the continued expansion of our Bowflex direct marketing campaign and variable costs associated with our sales growth. The addition of our Nautilus operations accounted for $2.4 million of the increase.

         As a percentage of net sales, selling and marketing expenses decreased by 1.1% to 39.0% for the first six months of 1999, compared to 40.1% for the same period in the prior year. As a percentage of net sales, selling and marketing expenses for our direct marketing business increased by 0.2% to $17.6 million.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses grew to $2.4 million for the first six months of 1999 from $1.2 million in the same period a year ago, a 100.0% increase. Our direct marketing business accounted for $503,000 of the increase in the first half of the year due primarily to increased staffing levels in our accounting and information systems departments necessitated by our continued growth and the implementation of our new computer system. Nautilus operations accounted for the remaining increase of $700,000. As a percentage of net sales, general and administrative expenses decreased to 4.7% for the first six months of 1999 from 5.3% in same period a year ago. The decline in general and administrative expenses as a percentage of net sales for the first half of the year resulted from the substantial increase in net sales.

         ROYALTY

         Royalty expense grew by 100.3% to $1.3 million during the first six months of 1999 from $649,000 for the same period a year ago. The increase in royalty expenses is directly related to Bowflex product sales for 1999.

         OTHER INCOME (EXPENSE)

         In the first half of 1999, other income increased to $139,000 from $80,000 over the same period a year ago, due to higher average cash balances during the period that increased our interest income.

         INCOME TAX EXPENSE

         Income tax expense increased by $774,000 million for the first half of 1999 due to the Company's growth in income before taxes, offset by the one-time litigation charge in the second quarter.

         NET INCOME

         For the reasons discussed above, net income for the first six months of 1999 grew to $5.9 million ($8.5 million before litigation charge) from $4.6 million in the same period a year ago. The percentage increase in net income over first half of 1998 was 28.3%, an 84.8% increase prior to litigation charge.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have financed our growth primarily from cash generated by our operating activities. During the first half of 1999, our operating activities generated over $7.9 million in net cash, which contributed to an aggregate $27.3 million in cash and cash equivalents on hand as of June 30, 1999. We used $16.7 million in cash to fund the Nautilus acquisition in January 1999. Our public offering on May 5, 1999, generated $15.1 million in cash and the underwriters' exercise of their overallotment option on June 10, 1999, generated an additional $2.8 million in cash, bringing the total net offering proceeds to $17.9 million. These activities contributed to an $8.4 million, or 44.4%, increase in our cash and cash equivalents during the first half of 1999.

         We anticipate that our working capital requirements will increase as a result of increased inventory and accounts receivable related to our Nautilus operations.* We also expect to increase our cash expenditures on spot commercials and infomercials as we continue to expand the direct marketing campaigns for our Bowflex products and Nautilus sleep systems.* To accommodate our anticipated growth, we are opening an additional West Coast distribution center in October 1999.* In addition, on August 4, 1999, the Board of Directors authorized the expenditure of up to $8 million to purchase shares of Direct Focus common stock in open market transactions during the 90 day period commencing August 9, 1999.

         We maintain one $5.0 million line of credit with Bank of America. The line of credit is secured by our general assets and contains certain financial covenants. As of the date of these financial statements, we are in compliance with all material covenants applicable to the line of credit, and there is no outstanding balance under the line.

         We believe that our existing cash balances, combined with our line of credit, will be sufficient to meet our capital requirements for at least the next 12 months.*

YEAR 2000 COMPLIANCE

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

         Such difficulties could result in a number of adverse consequences, including, but not limited to, delayed or lost revenue, diversion of resources, damage to our reputation, increased administrative and processing costs and liability to suppliers and/or customers.* Any one or a combination of these consequences could significantly disrupt our operations and have a material adverse effect on our financial performance.*

         Accordingly, we began assessing the scope of our potential Year 2000 exposure both internally and among our suppliers and customers in March 1998, and started implementing remedial measures soon thereafter. To date, we have tested and assessed the Year 2000 compliance of over 95.0% of the software and hardware systems that we use internally in our business. We have upgraded approximately 95.0% of the computer hardware and equipment that we determined had Year 2000 problems. We expect our internal systems, including our financial accounting system and database marketing system, to be fully Year 2000 compliant by late October 1999.*

         To date, we have spent approximately $1.6 million to upgrade our computer systems, and we believe we will need to spend at least an additional $300,000 to complete our upgrade.* Although we believe that these corrective measures will adequately address our potential Year 2000 problems,* including those affecting our Nautilus operations, we cannot assure you that we will discover and address every Year 2000 problem or that all of our corrective measures will be effective. To the extent that Year 2000 problems persist, we could experience the adverse consequences described above, some or all of which could be material.*

         We have received assurances from our primary freight carrier, our primary consumer finance provider, our telephone companies and certain other key suppliers and vendors that their businesses are Year 2000 compliant. We have requested but have not yet received such assurances from our other suppliers and vendors. We have and will continue to work with all of our vendors and suppliers to resolve any potential Year 2000 problems. However, we have no direct control over these third parties and cannot assure you that such third-party software and hardware systems will be timely converted. The failure of certain individual vendors or suppliers, or a combination of vendors or suppliers, to make their systems Year 2000 compliant could have a material adverse effect on our financial results.*

         Our Year 2000 contingency plan focuses on our key vulnerabilities over which we exercise a certain amount of control. To protect against manufacturing interruptions, we are accumulating a sufficient inventory of products within our warehouses to satisfy one month of anticipated demand.* We have also acquired back-up generators for use if we experience power failures.*

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         On July 19, 1999, the Company settled pending litigation with Soloflex, Inc., a company that manufactures and directly markets home fitness equipment. Under the terms of the settlement, the Company will make an $8 million cash payment to Soloflex, of which $4 million is being paid by insurance. As a result of the settlement, the Company took a one-time, after-tax charge of approximately $2.6 million against second quarter earnings. The Company also agreed to refrain from using certain advertising techniques and slogans, although none of these restrictions will impact the Company's current advertising campaign for its Bowflex products.

         The Company made no admission of guilt in the settlement and continues to believe that Soloflex's claims were without merit. However, when the court denied the Company's motions to have the case dismissed before trial, the Company was faced with a lengthy jury trial and the possibility of a large jury verdict, including multiple damages as allowed under federal law. Under those circumstances, the Company determined it was in the best interest of its shareholders to settle the case on terms that will have no negative long-term impact on the Company.

         Soloflex filed its action against the Company and Randal R. Potter, its Vice President of Marketing, in the United States District Court for the District of Oregon. The suit was titled Soloflex, Inc. v. Bowflex, Inc. and Randy Potter, Cause No. 98-557-JO. Soloflex was pursuing two categories of claims, both of which related to activities that allegedly violated its intellectual property rights. First, Soloflex claimed that the Company violated the Lanham Act, which relates to trademark and trade dress infringement, and infringed upon several of its copyrights. The principal basis for these claims was Soloflex's contention that our print and video advertisements were too similar to its advertisements. For example, Soloflex asserted that we are prohibited from marketing our products with advertisements that:

         - Feature Mr. Potter, a former model for Soloflex;
         - Feature an image of Mr. Potter removing his shirt; and
         - Use phrases with the words "unlock your body's potential" or "the body you always wanted

         Second, Soloflex claimed we misappropriated certain of its marketing trade secrets. The principal basis for this claim was Soloflex's allegation that Mr. Potter had access to marketing knowledge and physical documents while an employee of Soloflex, and that Mr. Potter improperly used this knowledge and documentation to our competitive advantage. Mr. Potter joined us in 1991 as a creative director and marketing manager. Soloflex further alleged that we hired another Soloflex employee, who also possessed this type of information, for the specific purpose of acquiring such information and obtaining a competitive advantage. Soloflex requested both monetary damages and injunctive relief in connection with its claims. Specifically, Soloflex was seeking to recover:

         - Any profits it would have earned but for our allegedly improper activities;
         - Any profits we earned during the period when an alleged violation may have occurred; and/or
         - The cost of corrective advertising to remedy the allegedly "false impressions" created by our advertising activities.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-73243) relating to the Company's initial United States public offering of its common stock, was May 4, 1999. The Company sold 825,000 shares of its common stock to the underwriting syndicate. The managing underwriters were D.A. Davidson & Co., Inc. and First Security Van Kasper. The offering commenced and was completed on May 5, 1999, at a price of $20.50 per share. Selling shareholders sold an additional 175,000 shares of common stock as part of the same offering, and the Company subsequently sold an additional 150,000 shares of common stock to the managing underwriters upon the exercise of their overallotment option. The public offering resulted in gross proceeds to the Company and the selling shareholders of approximately $23.6 million, $1.7 million of which was applied toward the underwriting discount. The Company incurred approximately $625,000 in expenses related to the offering, none of which was borne by the selling shareholders. Net proceeds to the Company and selling shareholders were approximately $18.0 million and $3.3 million, respectively. From the time of receipt through August 5, 1999, the Company invested all of its net proceeds from the offering in an interest bearing depository account with Bank of America, pending application of the net proceeds in accordance with the description in its registration statement on Form S-1.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on June 26, 1999, at which the sole action taken was the election of directors. The shareholders elected the following seven nominees, all of whom were recommended by the Board of Directors:

         DIRECTOR          IN FAVOR        AGAINST         WITHHELD
         --------          --------        -------         --------
Kirkland C. Aly            7,633,221          0              1,400
C. Reed Brown              7,633,221          0              1,400
Brian R. Cook              7,633,221          0              1,400
Gary L. Hopkins            7,633,221          0              1,400

Paul F. Little             7,633,221          0              1,400
Roger J. Sharp             7,633,221          0              1,400
Roland E. Wheeler          7,631,721          0              2,900

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule

         (b)      Reports on Form 8-K

         The registrant filed a report on Form 8-K on July 29, 1999, to report the settlement of its pending litigation with Soloflex, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DIRECT FOCUS, INC.
                                    (Registrant)


August 12, 1999                     By: /s/ Brian R. Cook
------------------                     -----------------------------------------
Date                                   Brian R. Cook, President and
                                       Chief Executive Officer,

August 12, 1999                     By: /s/ Rod W. Rice
---------------                        -----------------------------------------
Date                                   Rod W. Rice, Chief Financial Officer,
                                       Treasurer and Secretary (Principal
                                       Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NUMBER        TITLE
--------------        -----
    27.1              Financial Data Schedule