Form 10-Q
period 1999-09-30
DIRECT FOCUS INC
filed 1999-11-15
CIK 1078207

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [   ]

Number of shares of issuer's common stock outstanding as of November 12, 1999:
10,423,748


                                  Page 1 of 22
                            Exhibit Index on Page 22

                               DIRECT FOCUS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                  Page


Item 1.       Financial Statements                                                3


Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                          11

PART II - OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds                          20

Item 6.       Exhibits and Reports on Form 8-K


                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                               DIRECT FOCUS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30,              December 31,
                                                                          1999                       1998
                                                                    ------------------         -----------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $   30,021,538             $   18,910,675
  Trade receivables (less allowance for doubtful accounts of:
    1999, $268,098 and 1998, $40,000)                                     3,951,316                    218,207
  Inventories                                                             8,825,559                  2,614,673
  Prepaid expenses and other assets                                         439,841                    378,409
  Current deferred income tax asset                                       1,104,711                    215,737
                                                                    ------------------         -----------------

         Total current assets                                            44,342,965                 22,337,701
                                                                    ------------------         -----------------

PROPERTY, PLANT AND EQUIPMENT (less accumulated
  depreciation of: 1999, $1,127,528 and 1998, $438,790)                  10,431,126                  1,842,712
                                                                    ------------------         -----------------

OTHER ASSETS (less accumulated amortization of:
  1999, $220,838 and 1998, $49,967)                                       4,410,070                    192,859
                                                                    ------------------         -----------------

TOTAL ASSETS                                                         $   59,184,161             $   24,373,272
                                                                    ------------------         -----------------
                                                                    ------------------         -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                     $    6,812,385             $    3,602,074
  Accrued liabilities                                                     6,608,878                  1,851,253
  Income taxes payable                                                      810,622                    504,775
  Royalty payable to stockholders                                           717,986                    548,211
  Customer deposits                                                         596,046                    148,937
                                                                    ------------------         -----------------

         Total current Liabilities                                       15,545,917                  6,655,250
                                                                    ------------------         -----------------

LONG-TERM DEFERRED TAX LIABILITY                                            118,788                     66,880
                                                                    ------------------         -----------------

STOCKHOLDERS' EQUITY:
  Common stock - authorized, 50,000,000 shares of no par value;
    Outstanding, 1999: 10,423,748 shares, 1998: 9,448,523 shares         18,060,349                  3,565,628
  Retained earnings                                                      25,459,107                 14,085,514
                                                                    ------------------         -----------------

        Total stockholders' equity                                       43,519,456                 17,651,142
                                                                    ------------------         -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   59,184,161             $   24,373,272
                                                                    ------------------         -----------------
                                                                    ------------------         -----------------

See notes to financial statements.

                               DIRECT FOCUS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                             Three months ended September 30,               Nine months ended September 30,
                                            -----------------------------------           -----------------------------------
                                                  1999                 1998                    1999                 1998
                                            ------------           ------------           ------------           ------------

NET SALES                                   $ 31,772,893           $ 15,200,261           $ 83,129,639           $ 38,488,009
COST OF SALES                                  8,790,565              3,434,418             23,541,777              8,640,711
                                            ------------           ------------           ------------           ------------

        Gross profit                          22,982,328             11,765,843             59,587,862             29,847,298
                                            ------------           ------------           ------------           ------------

EXPENSES:
Selling and marketing                         13,029,343              6,456,905             33,038,869             15,799,731
General and administrative                     1,124,363                520,675              3,552,143              1,745,399
Royalties                                        730,012                418,268              1,991,941              1,066,832
Litigation settlement                                  -                      -              4,000,000                      -
                                            ------------           ------------           ------------           ------------

        Total operating expenses              14,883,718              7,395,848             42,582,953             18,611,962
                                            ------------           ------------           ------------           ------------


INCOME FROM OPERATIONS                         8,098,610              4,369,995             17,004,909             11,235,336
                                            ------------           ------------           ------------           ------------

OTHER INCOME (EXPENSE):
Interest income                                  343,730                136,358                580,898                303,708
State business tax and other - net               (24,379)               (30,448)              (122,901)              (118,201)

                                            ------------           ------------           ------------           ------------

 Total other income - net                        319,351                105,910                457,997                185,507
                                            ------------           ------------           ------------           ------------

INCOME BEFORE INCOME TAXES                     8,417,961              4,475,905             17,462,906             11,420,843
                                            ------------           ------------           ------------           ------------

INCOME TAX EXPENSE                             2,922,640              1,565,990              6,089,313              3,958,388
                                            ------------           ------------           ------------           ------------

NET INCOME                                  $  5,495,321           $  2,909,915           $ 11,373,593           $  7,462,455
                                            ------------           ------------           ------------           ------------
                                            ------------           ------------           ------------           ------------

BASIC EARNINGS PER SHARE                    $       0.52           $       0.31           $       1.13           $       0.80
                                            ------------           ------------           ------------           ------------
                                            ------------           ------------           ------------           ------------

DILUTED EARNINGS PER SHARE                  $       0.51           $       0.30           $       1.10           $       0.77
                                            ------------           ------------           ------------           ------------
                                            ------------           ------------           ------------           ------------

Basic shares outstanding                      10,544,572              9,295,192             10,077,190              9,295,192

Diluted shares outstanding                    10,814,821              9,717,031             10,345,758              9,717,031

See notes to financial statements.

                               DIRECT FOCUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Nine months ended September 30,
                                                                              -------------------------------------
                                                                                     1999                   1998

Net income                                                                     $  11,373,593         $   7,462,455
Adjustments to reconcile net income to net cash provided
by operating activities:
  Depreciation and amortization                                                      883,991               221,044
  Deferred income taxes                                                             (837,066)             (172,122)
  Changes in:
    Trade receivables                                                               (726,219)             (593,393)
    Inventories                                                                   (3,106,755)               18,968
    Prepaid expenses and other current assets                                         46,774               (88,790)
    Trade payables                                                                 2,942,251             1,858,542
    Income taxes payable                                                             305,847              (801,128)
    Accrued liabilities and royalty payable to stockholders                        3,370,175             1,471,555
    Customer deposits                                                                447,109                76,657
                                                                             -----------------     -----------------

         Net cash provided by operating activities                                14,699,700             9,657,599
                                                                             -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                      (1,306,849)             (963,020)
  Additions to other assets                                                          (29,468)                    -
  Acquisition cost of Nautilus                                                   (16,747,241)                    -

                                                                             -----------------     -----------------

 Net cash used in investing activities                                           (18,083,558)             (963,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital lease obligations                                       -                (7,439)
  Proceeds from public offering                                                   17,919,146                     -
  Funds used for stock repurchase                                                 (3,698,793)                    -
  Proceeds from exercise of stock options, net                                       274,368               186,978
                                                                             -----------------     -----------------

         Net cash provided by financing activities                                14,494,721               179,539
                                                                             -----------------     -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         11,110,863             8,874,118
                                                                             -----------------     -----------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    18,910,675             4,790,316
                                                                             -----------------     -----------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                          30,021,538            13,664,434
                                                                             -----------------     -----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for interest                                                               986                   434
    Cash paid for income taxes                                                     6,510,000             5,165,000

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

         CONSOLIDATION - The consolidated financial statements of the Company include Direct Focus, Inc., Nautilus HPS, Inc., Nautilus, Inc., DFI Properties, LLC, BFI Advertising, Inc., DFI Sales Corporation, and Nautilus Fitness Products, Inc. All intercompany transactions have been eliminated.

2.       PUBLIC OFFERING

         On May 5, 1999, the Company completed its initial U.S. public offering of common stock listed on the NASDAQ exchange. The initial offering consisted of one million total shares at $20.50 per share, of which 825,000 shares were offered by the Company, with an additional 175,000 shares offered by selling shareholders.

         On June 10, 1999 the underwriting group exercised a 150,000 share over-allotment.

         Total net proceeds realized by Direct Focus, Inc. from the offerings were $17.9 million.

         The Company was listed on the Toronto Stock Exchange from January 1993 to May 1999.

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


         The total cost of the acquisition has been allocated to the assets acquired and liabilities assumed as follows:


         Cash                                                                                  $         8,512
         Trade receivables                                                                           3,006,890
         Inventories                                                                                 3,104,131
         Prepaid expenses and other current assets                                                     108,206
         Furniture and equipment                                                                     7,991,685
         Other assets                                                                                4,482,068
         Liabilities assumed                                                                       (1,825,285)
                                                                                               ----------------

                               Total                                                               $16,876,207
                                                                                               ----------------
                                                                                               ----------------

         The unaudited pro forma financial information below for the three months and nine months ended September 30, 1998 were prepared as if the transaction had occurred on January 1, 1998:

                                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                           SEPTEMBER 30, 1998          SEPTEMBER 30, 1998
                                                                           ------------------          ------------------
         Revenue                                                                  19,813                      53,685
         Net income                                                                2,445                       6,083
         Basic earnings per share                                                   0.12                        0.65
         Diluted earnings per share                                                 0.11                        0.63

         The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the respective year nor does it purport to indicate the results of future operations of the Company.

4.       LITIGATION SETTLEMENT

         On July 17, 1999 the Company reached an agreement with a competitor to settle pending litigation. As a result of the settlement the Company took a one time, after-tax charge of $2.6 million in the second quarter. The Company made an $8 million cash payment to the competitor, of which $4 million was paid by insurance.


         The Company made no admission of guilt in the settlement and continues to believe that the competitor's claims were without merit. However, when the court denied the Company's motions to have the case dismissed before trial, the Company was faced with a lengthy jury trial and the possibility of a large jury verdict, including multiple damages as allowed under federal law. Under those circumstances, the Company determined that it was in the best interest of its shareholders to settle the case on terms that will have no negative long-term impact on the Company.

         This settlement does not affect the ongoing direct marketing campaign for the Company's Bowflex home fitness equipment.

5.       STOCK OPTIONS

         Options for 205,825 shares of the Company's common stock were exercised at prices ranging from $.12 to $4.62 per share during the nine months ended September 30, 1999. During the period, options for 121,600 shares were granted to 26 employees and five directors of the Company at an exercise price of $20.50. Options for 16,334 shares were cancelled during the period.

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

         The following table presents information about the Company's two operating segments (in thousands):

                                               DIRECT PRODUCTS            NAUTILUS                      TOTAL
                                                                          PRODUCTS
                                             THREE        NINE         THREE        NINE         THREE       NINE
                                             MONTHS      MONTHS        MONTHS      MONTHS        MONTHS      MONTHS
                                           ---------- -------------  ---------  -------------  ---------- ------------
PERIOD ENDED SEPTEMBER 30, 1999
   Revenues from external customers          $26,416       $70,092      $5,357       $13,038      $31,773      $83,130
                                           ---------- -------------  ---------  -------------  ---------- ------------
                                           ---------- -------------  ---------  -------------  ---------- ------------

  Segment net income (loss)                   $5,279       $11,511        $216         $(137)      $5,495      $11,374
                                           ---------- -------------  ---------  -------------  ---------- ------------
                                           ---------- -------------  ---------  -------------  ---------- ------------

  As of September 30, 1999 - Segment assets                $39,755                   $19,429                   $59,184
                                                          --------                  --------                   -------
                                                          --------                  --------                   -------


PERIOD ENDED SEPTEMBER 30, 1998
Revenues from external customers             $15,200       $38,488       -            -           $15,200      $38,488
                                           ---------- -------------  ---------  -------------  ---------- ------------
                                           ---------- -------------  ---------  -------------  ---------- ------------

  Segment net income                          $2,910        $7,462       -            -            $2,910       $7,462
                                           ---------- -------------  ---------  -------------  ---------- ------------
                                           ---------- -------------  ---------  -------------  ---------- ------------

  As of September 30, 1998 - Segment assets                $18,379                    -                        $18,379

                                                       ------------             -------------             ------------
                                                       ------------             -------------             ------------


7.       EMPLOYEE BENEFIT PLAN

         The Company adopted a 401(k) profit sharing Plan in 1999 covering all employees over the age of 18, who also have three months of service. Each participant in the 401(k) Plan may contribute up to 15% of eligible compensation during any calendar year, subject to certain limitations. The 401(k) Plan provides for Company matching contributions of up to 50% for eligible contributions for participants who have one year of service. In addition, the Company may make discretionary contributions. Employees are 100% vested in the matching and discretionary contributions after four years of service. The Company has not yet contributed to the Plan.

8.       EARNINGS PER SHARE

         Basic and diluted earnings per share are reconciled as follows:



                                         THREE MONTHS ENDED SEPTEMBER 30,               THREE MONTHS ENDED SEPTEMBER 30,
                                                       1999                                          1998
                                     -----------------------------------------      ---------------------------------------
                                                                   PER SHARE                                     PER SHARE
                                       INCOME          SHARES        AMOUNT            INCOME        SHARES       AMOUNT
                                       ------          ------        ------            ------        ------       ------
 Basic EPS:
   Income available to common
     Shareholders                    $5,495,321        10,544,572        $0.52         $2,909,915    9,295,192        $0.31
                                                                    ----------                                   ----------
 Effect of dilutive securities:                                     ----------                                   ----------
   Stock options                              -           270,249                             -        421,839
                                     ------------   -------------                   -------------  -----------

 Diluted EPS:
  Income available to common share-
  holders plus assumed stock options    $              10,814,821        $0.51          $            9,717,031         0.30
                                     ------------   -------------  -----------      -------------  -----------   ----------
                                     ------------   -------------  -----------      -------------  -----------   ----------

                                       NINE MONTHS ENDED SEPTEMBER 30, 1999          NINE MONTHS ENDED SEPTEMBER 30, 1998
                                     -----------------------------------------      ---------------------------------------
                                                                   PER SHARE                                    PER SHARE
                                       INCOME          SHARES        AMOUNT            INCOME        SHARES       AMOUNT
                                       ------          ------        ------            ------        ------       ------
 Basic EPS:
   Income available to common
     shareholders                    $11,373,593      10,077,190        $1.13         $7,462,455    9,295,192        $0.80
                                                                   -----------                                   ----------
                                                                   -----------                                   ----------
 Effect of dilutive securities:
   Stock options                              -          268,568                           -          421,839
                                     ------------   -------------                   -------------   ----------

 Diluted EPS:
  Income available to common share-
  holders plus assumed stock options           $      10,345,758        $1.10                  $    9,717,031        $0.77
                                     ------------   -------------  -----------      -------------  -----------   ----------
                                     ------------   -------------  -----------      -------------  -----------   ----------

9.       STOCK REPURCHASE PROGRAM

         In the third quarter, the Board of Directors authorized expenditure of up to $8 million to purchase shares of Direct Focus common stock in open-market transactions until December 31, 1999. During the third quarter, the Company bought back $3.7 million, or 211,200 shares in the open market.

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

OVERVIEW

         HISTORY OF OPERATIONS

         We have generated substantial increases in net sales each year since 1996. Net sales increased from $8.5 million in 1996 to $19.9 million in 1997 and $57.3 million in 1998. A substantial portion of our net sales growth is attributable to our Bowflex Power Pro home fitness products. We believe this growth resulted from our expanded direct marketing campaign for our Bowflex product line and our ability to quickly provide "zero down" financing for our customers through third-party financing sources. Sales of our Bowflex Power Pro represented 90.2%, 91.3% and 93.3%, respectively, of our total net sales during 1996, 1997 and 1998. We expect that sales of our Bowflex Power Pro will continue to account for a substantial portion of our net sales for the foreseeable future.*

         We expanded our product base in late 1998 by introducing a line of airbeds under the trade name "Instant Comfort," and more recently under the trade name "Nautilus Sleep Systems." We are currently refining and testing a direct marketing campaign for this new product. We are expanding this direct marketing campaign in the fourth quarter 1999 and anticipate that this expansion will cause our line of airbeds to generate a material portion of our net sales in 1999.* However, we expect that the gross margin for our airbed products will be lower than the current gross margin for our Bowflex products.*

         ACQUISITION OF NAUTILUS BUSINESS

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

         In recent years, Nautilus International suffered from declining revenues and significant losses. During the fiscal year ended June 27, 1998, Nautilus International had a net loss of $14.8 million, of which $8.8 million was attributable to a one-time impairment charge, on net sales of $20.9 million, compared to a net loss of $6.8 million on net sales of $21.9 million during the fiscal year ended June 27, 1997. We have identified and begun to implement a number of initiatives that we believe will continue to effectively integrate Nautilus into our operations and revitalize its commercial business.* These initiatives include the following:

         - We have hired an experienced management team to oversee and revitalize the sales and marketing operations of our Nautilus commercial business;
         - We are currently offering creative financing programs, such as pre-approved leasing;
         - We are developing and intend to introduce additional Nautilus commercial products to serve new market segments and expand our customer base;*
         - We have restructured the management of our Nautilus commercial manufacturing operations and begun to make other necessary manufacturing improvements;
         - We have implemented and intend to continue to implement general cost-cutting measures;*
         - We are using the excess capacity of our Nautilus warehouse facilities as an East Coast distribution center for our Bowflex products; and
         - We are working to improve the data gathering and analytical capabilities of our Nautilus commercial operations by linking them with our sophisticated management information systems.*

         Integration of the Nautilus commercial product line into our operations has significantly increased our overall net sales. However, our overall gross profit margin as a percentage of net sales has decreased, principally because we have integrated two different business models:

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

STATEMENT OF OPERATIONS DATA - THREE MONTHS ENDED SEPTEMBER 30

         The following table presents certain financial data regarding our third quarter operations in 1999 and 1998, as a percentage of total revenues:

                                             QUARTER ENDED SEPTEMBER 30,
                                             ---------------------------
                                                1999            1998

Net sales .........................            100.0%          100.0%
Cost of sales .....................             27.7            22.6
                                               ------          ------

Gross profit ......................             72.3            77.4

Operating expenses
         Selling and marketing ....             41.0            42.5
         General and administrative              3.5             3.4
         Royalties ................              2.3             2.8
         Litigation settlement ....              -               -
                                               ------          ------
Total operating expenses ..........             46.8            48.7

Operating income ..................             25.5            28.7

Other income ......................              1.0             0.7
                                               ------          ------

Income before income taxes ........             26.5            29.4
Income tax expense ................              9.2            10.3
                                               ------          ------

Net income ........................             17.3%           19.1%
                                               ------          ------
                                               ------          ------

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

NET SALES

         Net sales grew by 109.2% to $31.8 million in the third quarter of 1999 from $15.2 million in the third quarter of 1998. Sales within our direct marketing business increased by 73.7% over prior year third quarter levels and accounted for $26.4 million of our aggregate net sales in the third quarter of 1999. Net sales within our Nautilus business generated $5.4 million, or 35.5%, of the increase.

         Sales growth in the third quarter of 1999 primarily resulted from expanded direct marketing of our Bowflex products and the addition of our Nautilus business. In the direct marketing business, we intend to further expand our use of spot television commercials and infomercials during the remainder of 1999 by increasing our presence in existing television markets and entering new television markets.* We intend to increase Nautilus sales by developing new products, expanding creative financing programs, and expanding our direct sales efforts.* We are continuing to refine our marketing for the Nautilus sleep systems, but this product did not materially contribute to our net sales in the third quarter.

         Third quarter sales of our Bowflex product line appear to have been consistent with the historical trend of stronger sales in the second half of the year.* Sales within our Nautilus business appear to be strongest in the first and fourth quarters of each year, as the commercial fitness industry prepares for the impact of the public's New Year fitness resolutions.*

GROSS PROFIT

         Gross profit grew 94.9% to $23.0 million in the third quarter of 1999, from $11.8 million in the same period a year ago. Our gross profit margin decreased 5.1% to 72.3% in the third quarter of 1999, from 77.4% in the third quarter of 1998. The decrease in gross profit margin was mainly attributable to the Nautilus operations, which had a gross profit margin for the quarter of 40.5%.

         We expect a lower percentage gross profit margin contribution from our line of Nautilus sleep systems as we continue our direct marketing campaign for this product.* At least initially, we expect that the domestic production and relatively lower sales volume of our Nautilus sleep systems will result in lower gross profit margins than our Bowflex products.* Similar to our Bowflex products, with the anticipated future higher sales volume of Nautilus sleep systems, we expect to take advantage of overseas production to strengthen the margins for our Nautilus sleep systems.*

OPERATING EXPENSES

         SELLING AND MARKETING

         Selling and marketing expenses grew to $13.0 million in the third quarter of 1999 from $6.5 million in the same period a year ago, an increase of 100.0%. This increase in selling and marketing expenses resulted primarily from the continued expansion of our Bowflex direct marketing campaign and variable costs associated with our sales growth. The addition of our Nautilus business accounted for $1.5 million of the increase.

         As a percentage of net sales, selling and marketing expenses decreased by 1.5% in the third quarter of 1999 to 41.0%, compared to 42.5% in the same period in the prior year. Selling and marketing expenses within our direct marketing business were $11.6 million, a 1.3% increase as a percentage of net sales compared to the same period in the prior year. Selling and marketing expenses within our Nautilus business traditionally have been a lower percentage of net sales than we have experienced in direct marketing. In real dollar terms, we expect that our aggregate selling and marketing expenses will continue to increase, but not materially as a percentage of net sales,* as we:

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

         - Begin marketing new home fitness equipment products and fitness accessories under the Nautilus brand name.*

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses grew to $1.1 million in the third quarter of 1999 from $521,000 in the same period a year ago, an increase of 111.1%. The direct marketing business accounted for $230,000 of the increase in general and administrative expenses, due primarily to increased staffing levels in our accounting and information systems departments necessitated by our continued growth and the implementation of our new computer system. Nautilus operations accounted for the remaining increase of $374,000.

         As a percentage of net sales, general and administrative expenses increased to 3.5% in the third quarter of 1999 from 3.4% in the same period a year ago. The increase in general and administrative expenses as a percentage of net sales primarily resulted from our substantial increase in net sales. We believe that our general and administrative expenses in real dollar terms and as a percentage of net sales will increase in future periods as we integrate the Nautilus business into our operations and expand our administrative staff and other resources to manage anticipated growth.*

         ROYALTY

         Royalty expense grew to $730,000 in the third quarter of 1999 from $418,000 in the same period a year ago, an increase of 74.6%. The increase in our royalty expenses is attributable to the increased sales of our Bowflex products in 1999. Our royalty expenses will increase if sales of our Bowflex products continue to increase.*

         OTHER INCOME

         In the third quarter of 1999, other income increased to $319,000 from $106,000 for the same period a year ago. The $213,000 increase resulted primarily from interest income generated by higher cash investments accumulated from a combination of year-to-date results from operations and our public offering completed during the second quarter.

         INCOME TAX EXPENSE

         Income tax expense increased by $1.4 million for the third quarter of 1999 compared to the third quarter of 1998. We expect our income tax expense to increase in line with increases of our income before taxes.*

         NET INCOME

         For the reasons discussed above, net income increased 89.7% to $5.5 million in the third quarter of 1999 compared to $2.9 million in the same period in 1998.

      STATEMENT OF OPERATIONS DATA - NINE MONTHS ENDED SEPTEMBER 30

               The following table presents certain financial data regarding operations for the first nine months of 1999 and 1998, as a percentage of total revenues:

                                        NINE MONTHS ENDED SEPTEMBER 30,
                                        -------------------------------
                                              1999            1998

Net sales .......................            100.0%          100.0%
Cost of sales ...................             28.3            22.5
                                            --------        --------

Gross profit ....................             71.7            77.5

Operating expenses
   Selling and marketing ........             39.7            41.0
   General and administrative ...              4.3             4.5
   Royalties ....................              2.4             2.8
   Litigation settlement ........              4.8               -
                                            --------        --------


Total operating expenses ........             51.2            48.3

Operating income ................             20.5            29.2

Other income ....................              0.5             0.5
                                            --------        --------

Income before income taxes ......             21.0            29.7
Income tax expense ..............              7.3            10.3
                                            --------        --------
Net income ......................             13.7%           19.4%
                                            --------        --------
                                            --------        --------

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

NET SALES

         Net sales for the first nine months of 1999 increased 115.8% to $83.1 million, from $38.5 million in the same period in 1998. Direct marketing sales for the first nine months increased by 82.1% to $70.1 million. Sales within our Nautilus business accounted for $13.0 million of our net sales, or 33.7% of the increase. Sales growth in the first nine months of 1999 primarily resulted from expanded direct marketing of our Bowflex products and the addition of our Nautilus business. We are continuing to refine our marketing for the Nautilus sleep systems, but this product did not materially contribute to our net sales in the first nine months of 1999.

GROSS PROFIT

         Gross profit grew 100.0% to $59.6 million in the first nine months of 1999, from $29.8 million in the same period a year ago. Our gross profit margin decreased by 5.8% to 71.7% in the first nine months of 1999, from 77.5% in the first nine months of 1998. The decrease in gross profit margin was primarily attributable to the integration of our Nautilus operations, which had a gross profit margin of 36.2% in the first nine months of 1999. In the first nine months of the current year, we successfully tailored our direct marketing efforts in response to seasonal fluctuations in television viewer habits.* By appropriately emphasizing either spot or infomercial advertising, we modestly increased the gross profit margin for our direct marketing business to 78.3%.

OPERATING EXPENSES

         SELLING AND MARKETING

         Selling and marketing expenses grew to $33.0 million in the first nine months of 1999 from $15.8 million in the same period a year ago, an increase of 108.9%. This increase in selling and marketing expenses resulted primarily from the continued expansion of our Bowflex direct marketing campaign and variable costs associated with our sales growth. The addition of our Nautilus operations accounted for $3.9 million of the increase.

         As a percentage of net sales, selling and marketing expenses decreased by 1.3% to 39.7% for the first nine months of 1999 compared to 41.0% for the same period in the prior year. As a percentage of net sales, selling and marketing expenses for our direct marketing business increased by 0.6% to $29.2 million.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses grew to $3.6 million for the first nine months of 1999 from $1.7 million in the same period a year ago, a 111.8% increase. Our direct marketing business accounted for $800,000 of the increase in the first nine months of the year due primarily to increased staffing levels in our accounting and information systems departments necessitated by our continued growth and the implementation of our new computer system. Nautilus operations accounted for the remaining increase of $1.1 million. As a percentage of net sales, general and administrative expenses decreased to 4.3% for the first nine months of 1999 from 4.5% in same period a year ago. The decline in general and administrative expenses as a percentage of net sales for the first nine months of the year resulted from the substantial increase in net sales.

         ROYALTY

         Royalty expense grew by 81.8% to $2.0 million during the first nine months of 1999 from $1.1 million for the same period a year ago. The increase in royalty expenses is directly related to Bowflex product sales for 1999.

         LITIGATION SETTLEMENT

         In the second quarter of 1999, we incurred a one-time charge of $4.0 million relating to the settlement of pending litigation with a competitor in the home fitness market. The settlement does not affect the ongoing direct marketing campaign for our Bowflex home fitness equipment and is expected to have no effect on results of operations in future periods.* We determined that it was in the best interest of our shareholders to settle the case on terms that will have no negative long-term impact on Direct Focus.*

         OTHER INCOME

         In the first nine months of 1999, other income increased to $458,000 from $186,000 over the same period a year ago, due to higher average cash balances during the period which increased our interest income.

         INCOME TAX EXPENSE

         Income tax expense increased by $2.1 million for the first nine months of 1999 due to the Company's growth in income before taxes, offset by the one-time litigation charge effected in the second quarter of $1.4 million.

         NET INCOME

         For the reasons discussed above, net income for the first nine months of 1999 grew to $11.4 million ($14 million before litigation charge) from $7.5 million in the same period a year ago. The percentage increase in net income over the first nine months of 1998 was 52.0%, an 86.7% increase prior to litigation charge.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have financed our growth primarily from cash generated by our operating activities. During the first nine months of 1999, our operating activities generated $14.7 million in net cash, which contributed to an aggregate $30.0 million in cash and cash equivalents on hand as of September 30, 1999. We used $16.7 million in cash to fund the Nautilus acquisition in January 1999. Our public offering on May 5, 1999, generated $15.1 million in cash and the underwriters' exercise of their over-allotment option on June 10, 1999, generated an additional $2.8 million in cash, bringing the total net offering proceeds to $17.9 million. Through a stock repurchase program, the Company bought back $3.7 million in common stock on the open market. These activities contributed to an $11.1 million, or 58.8%, increase in our cash and cash equivalents during the first nine months of 1999.

         We anticipate that our working capital requirements will increase as a result of increased inventory and accounts receivable related to our Nautilus operations.* We also expect to increase our cash expenditures on spot commercials and infomercials as we continue to expand the direct marketing campaigns for our Bowflex products and Nautilus sleep systems.* In addition, on August 4, 1999, the Board of Directors authorized the expenditure of up to $8 million to purchase shares of Direct Focus common stock in open market transactions during the 90-day period commencing August 9, 1999. The stock repurchase program was extended until December 31, 1999 with a remaining expenditure balance available of $4.3 million.

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

         Such difficulties could result in a number of adverse consequences, including, but not limited to, delayed or lost revenue, diversion of resources, damage to our reputation, increased administrative and processing costs and liability to suppliers and/or customers.* Any one or a combination of these consequences could significantly disrupt our operations and have a material adverse effect on our financial performance.*

         Accordingly, we began assessing the scope of our potential Year 2000 exposure both internally and among our suppliers and customers in March 1998, and started implementing remedial measures soon thereafter. To date, we have tested and assessed the Year 2000 compliance of all the software and hardware systems that we use internally in our business. We have upgraded approximately all of the computer hardware and equipment that we determined had Year 2000 problems. We have spent approximately $1.9 million to upgrade our computer systems.

         Although we believe that these corrective measures will adequately address our potential Year 2000 problems, including those affecting our Nautilus operations, we cannot assure you that we will discover and address every Year 2000 problem or that all of our corrective measures will be effective. To the extent that Year 2000 problems persist, we could experience the adverse consequences described above, some or all of which could be material.*

         We have received assurances from our primary freight carrier, our primary consumer finance provider, our telephone companies and certain other key suppliers and vendors that their businesses are Year 2000 compliant. We have requested but have not yet received such assurances from our other suppliers and vendors. We have and will continue to work with all of our vendors and suppliers to resolve any potential Year 2000 problems. However, we have no direct control over these third parties and cannot assure you that such third-party software and hardware systems will be timely converted. The failure of certain individual vendors or suppliers, or a combination of vendors or suppliers, to make their systems Year 2000 compliant could have a material adverse effect on our financial results.*

         Our Year 2000 contingency plan focuses on our key vulnerabilities over which we exercise a certain amount of control. To protect against manufacturing interruptions, we are accumulating a sufficient inventory of products within our warehouses to satisfy one month of anticipated demand.* We have also acquired back-up generators for use if we experience power failures.*

                           PART II - OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-73243) relating to the Company's initial United States public offering of its common stock, was May 4, 1999. The Company sold 825,000 shares of its common stock to the underwriting syndicate. The managing underwriters were D.A. Davidson & Co., Inc. and First Security Van Kasper. The offering commenced and was completed on May 5, 1999, at a price of $20.50 per share. Selling shareholders sold an additional 175,000 shares of common stock as part of the same offering, and the Company subsequently sold an additional 150,000 shares of common stock to the managing underwriters upon the exercise of their overallotment option. The public offering resulted in gross proceeds to the Company and the selling shareholders of approximately $23.6 million, $1.7 million of which was applied toward the underwriting discount. The Company incurred approximately $625,000 in expenses related to the offering, none of which was borne by the selling shareholders. Net proceeds to the Company and selling shareholders were approximately $17.9 million and $3.3 million, respectively. Through a stock repurchase program, the Company bought back $3.7 million, or 211,200 common shares in the open market during the third quarter of 1999. From the time of receipt through November 10, 1999, the Company invested all of its net proceeds from the offering in an interest bearing depository account with Bank of America, pending application of the net proceeds in accordance with the description in its registration statement on Form S-1.

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

                                            DIRECT FOCUS, INC.
                                            (Registrant)


November 12, 1999                   By: /s/ Brian R. Cook
-----------------                      -----------------------------------------
Date                                   Brian R. Cook, President and
                                       Chief Executive Officer,

November 12, 1999                   By: /s/ Rod W. Rice
-----------------                      -----------------------------------------
Date                                   Rod W. Rice, Chief Financial Officer,
                                       Treasurer and Secretary (Principal
                                       Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number             Title
--------------             ------------------------------
           27.1              Financial Data Schedule