Form 10-K405
period 1999-12-31
DIRECT FOCUS INC
filed 2000-03-29
CIK 1078207

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K
                              --------------------
             /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 1999
                                       OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-25867

                               DIRECT FOCUS, INC.
             (Exact name of registrant as specified in its charter)

        WASHINGTON                                      94-3002667
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

    2200 NE 65TH AVENUE, VANCOUVER, WA                              98661
 (Address of principal executive offices)                         (Zip Code)


        Registrant's telephone number, including area code: 360-694-7722

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, WITHOUT PAR VALUE
                              --------------------
         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. /x/

         The aggregate market value of the voting stock held by non-affiliates of the Registrant is $247,324,553 as of February 29, 2000 based upon the last sales price as reported by the Nasdaq National Market System.

         The number of shares outstanding of the Registrant's Common Stock as of February 29, 2000 was 10,519,565 shares.

                     ---------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2000 Annual Meeting of Stockholders.

===============================================================================

                                                DIRECT FOCUS, INC.
                                           1999 FORM 10-K ANNUAL REPORT
                                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                     ------
                                                      PART I
Item 1.         Business                                                                               3

Item 2.         Properties                                                                             15

Item 3.         Legal Proceedings                                                                      16

Item 4.         Submission of Matters to a Vote of Security Holders                                    16

                                                     PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters                  16

Item 6.         Selected Consolidated Financial Data                                                   18

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of             19
                Operations

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk                             26

Item 8.         Consolidated Financial Statements and Supplementary Data                               26

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial
                Disclosure                                                                             43

                                                     PART III

Item 10.        Directors and Executive Officers of the Registrant                                     43

Item 11.        Executive Compensation                                                                 43

Item 12.        Security Ownership of Certain Beneficial Owners and Management                         44

Item 13.        Certain Relationships and Related Transactions                                         44

                                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                        44

Signatures                                                                                             47


                                                      PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS

         Statements in this Form 10-K that Direct Focus, Inc. considers to be forward-looking are denoted with an asterisk ("*"), and the following cautionary language applies to all such statements, as well as any other statements in this Form 10-K that the reader may consider to be forward-looking. Investors are cautioned that all forward-looking statements involve risks and uncertainties and various factors could cause actual results to differ materially from those in the forward-looking statements. From time to time and in this Form 10-K, we may make forward-looking statements relating to our financial performance, including the following:

       -      Anticipated revenues, expenses and gross margins;
       -      Anticipated earnings;
       -      New product introductions; and
       -      Future capital expenditures.

         Numerous factors could affect our actual results, including the following:

       -      Our reliance on a limited product line;
       -      Market acceptance of our existing and future products;
       -      Growth management challenges;
       -      Our limited experience in marketing Nautilus Sleep Systems;
       - A decline in consumer spending due to unfavorable economic conditions;
       -      Government regulatory action;
       - Our ability to effectively identify and negotiate any future strategic acquisitions, as well as to integrate any acquired businesses into our operations; and
       - Unpredictable events and circumstances relating to international operations, including our use of foreign manufacturers.

         We describe certain of these and other key risk factors elsewhere in this Form 10-K. Readers are further cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to update publicly any forward-looking statements to reflect new information, events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

INTRODUCTION

         Direct Focus, Inc. is a direct marketing company that develops and markets premium quality, premium priced, branded consumer products. We market consumer products within our direct marketing segment directly to consumers through a variety of direct marketing channels, including spot television commercials, infomercials, print media, response mailings and the Internet.

         Our principal and most successful directly marketed product to date has been our Bowflex line of home fitness equipment, which generated $100.9 million, or 83.3%, of our net sales in 1999. We also offer a line of premium quality airbed mattresses under the name "Nautilus Sleep Systems," which we test marketed throughout 1999 and began directly marketing on a nationwide basis late in the fourth quarter of 1999.

         Another significant component of our operations is our Nautilus segment, which encompasses products and operations outside of our direct marketing segment. Products within our Nautilus segment include Nautilus commercial fitness equipment and Nautilus consumer fitness equipment and accessories, both of which we added in January 1999 as part of our acquisition of Nautilus International, Inc. We anticipate further leveraging our Nautilus brand name through expanded marketing of new Nautilus home gyms and a new line of Nautilus free weight home gym equipment which we recently introduced, as well as any other Nautilus-branded home exercise products we may introduce in 2000.* We market and sell our Nautilus commercial fitness equipment domestically through a direct sales force and internationally through independent sales representatives. We market our other Nautilus consumer products domestically through non-exclusive independent sales representatives. We believe we have effectively integrated the Nautilus commercial business into our operations and stabilized its financial performance, as evidenced by its profitability during the second half of 1999.*

         For a discussion of financial information about our two business segments, direct marketing and Nautilus, see Note 14 of the Notes to Consolidated Financial Statements.

         Direct Focus was incorporated in California in 1986 and became a Washington corporation in 1993. Our principal executive offices are located at 2200 NE 65th Avenue, Vancouver, Washington 98661, and our telephone number is
(360) 694-7722. We maintain our corporate web site at www.directfocusinc.com. None of the information on this web site or our other web sites is part of this Form 10-K.

         As used in this Form 10-K, the terms "we," "our," "us," "Direct Focus" and "the Company" refer to Direct Focus, Inc. and its subsidiaries. The names Bowflex-Registered Trademark-, Nautilus-Registered Trademark-, Bowflex Power-Pro-Registered Trademark-, Motivator-Registered Trademark-, Versatrainer-Registered Trademark-, Power Rod-Registered Trademark-, Direct Focus-Registered Trademark-, Instant Comfort-Registered Trademark- and Nautilus Sleep Systems-Registered Trademark- are registered trademarks of Direct Focus, Inc.

DIRECT MARKETING

         We directly market our Bowflex home fitness equipment and Nautilus Sleep Systems principally through 30- and 60-second, or "spot," television commercials, television infomercials, the Internet, response mailings and print media. To date, we have been highly successful with what we refer to as a "two-step" marketing approach. In general, our two-step approach focuses first on spot commercials, which we air to generate consumer interest in our products and requests for product information. The second step focuses on converting inquiries into sales, which we accomplish through a combination of response mailings and outbound telemarketing. We supplement our two-step approach with infomercials, which generally are designed to provide potential customers with sufficient product information to stimulate an immediate purchase.

         ADVERTISING

         SPOT COMMERCIALS AND INFOMERCIALS. Spot television commercials are a key element of the marketing strategy for all of our directly marketed consumer products. For directly marketed products that may require further explanation and demonstration, television infomercials are an important additional marketing tool. We have developed a variety of spot commercials and infomercials for our Bowflex product line and several commercials and marketing videos for our Nautilus Sleep Systems product line. We expect to use spot commercials and, where appropriate, infomercials to market any Nautilus consumer products that we determine are appropriate for direct marketing.

         When we begin marketing a new product, we typically test and refine our marketing concepts and selling practices while advertising the product in spot television commercials. Production costs for these commercials can range from $50,000 to $150,000. Based on market research and viewer response to our spot commercials, we may produce additional spot commercials and, if appropriate for the product, an infomercial. Production costs for infomercials can range from $150,000 to $500,000, depending on the scope of the project. Generally, we attempt to film several infomercial and commercial concepts at the same time in order to maximize production efficiencies. From this footage we can then develop several varieties of spot commercials and infomercials and introduce and refine them over time. We typically generate our own scripts for spot commercials and hire outside writers to assist with infomercial scripts. We also typically contract with outside production companies to produce spot commercials and infomercials.

         Once produced, we test spot commercials and infomercials on a variety of cable television networks that have a history of generating favorable responses for our existing products. Our initial objective is to determine the product's marketing appeal and what, if any, creative or product modifications may be appropriate. If these initial tests are successful, we then air the spot commercials and infomercials on an accelerating schedule on additional cable networks.

         MEDIA BUYING. An important component of our direct marketing success is our ability to purchase quality media time at an affordable price. The cost of airing spot commercials and infomercials varies significantly, depending on the network, time slot and, for spot commercials, programming. Each spot commercial typically costs between $50 and $5,000 to air, and each infomercial typically costs between $2,500 and $40,000 to air. We currently purchase the majority of our media time on cable networks, through which we reach more than 70 million homes.

         We track the success of each of our spot commercials and infomercials by determining how many viewers respond to each airing of a spot commercial or infomercial. We accumulate this information in a database that we use to evaluate the cost-effectiveness of available media time. In addition, we believe the database enables us to predict with reasonable accuracy how many product sales and inquiries will result from each spot commercial and infomercial that we air.* We also believe we can effectively track changing viewer patterns and adjust our advertising accordingly.*

         We do not currently purchase media time under long-term contracts. Instead, we book most of our spot commercial time on a quarterly basis and most of our infomercial time on a monthly or quarterly basis, as networks make time available. Networks typically allow us to cancel booked time with two weeks' advance notice, which enables us to adjust our advertising schedule if our statistical tracking indicates that a particular network or time slot is no longer cost effective. Generally, we can increase or decrease the frequency of our spot commercial and infomercial airings at almost any time.

         INTERNET. Our e-commerce sales have grown from 0% in the fourth quarter of 1998 to 12.3% of direct sales in the fourth quarter of 1999, and we expect the Internet to become an increasingly important part of our direct marketing strategy.* For example, we are now promoting our web sites in spot commercials and infomercials in an effort to further stimulate electronic product inquiries and e-commerce transactions. We do not presently advertise our products on third-party web sites, but may do so in the future.*

         Our experience indicates that Internet-based inquiries are more likely to be converted into sales than inquiries generated by other media forms, such as television or print media. Consequently, we believe that consumers who visit our web sites are more inclined to purchase our products than are the consumers we target through other media.*

         We currently operate two direct marketing-oriented web sites. The first, www.bowflex.com, focuses on our Bowflex line of home exercise equipment. The second, www.nautilussleepsystems.com, focuses on our Nautilus Sleep Systems. In an effort to expand and enhance our web presence, we added dedicated web site development and management personnel. Our immediate Internet-related goals include improving the capabilities at our Bowflex web site and Nautilus Sleep Systems web site. In 1998, we used our web sites to generate interest in our products, but limited the information we provided to potential customers in an effort to induce them to initiate a telephone inquiry. In 1999, we believe we achieved a balance between our goals of finalizing sales and capturing consumer information by strategically designing our web pages and carefully analyzing web page hits, conversion rates, average sales prices and inquiry counts.*

         PRINT MEDIA. We have advertised directly marketed products in health and fitness-related consumer magazines and, to a limited extent, in entertainment, leisure and specialty magazines. We recently determined that television advertising and the Internet generate more immediate consumer responses at a lower cost per inquiry and therefore have reduced the print media advertising expenditures for our directly marketed products. We will evaluate print media advertising expenditures for other directly marketed products on a case-by-case basis.

         CONVERSION OF INQUIRIES INTO SALES

         CUSTOMER SERVICE CALL CENTER AND ORDER PROCESSING. We operate our own customer service call center in Vancouver, Washington, which operates 16 hours per day and receives and processes all infomercial-generated and customer service-related inquiries regarding our Bowflex products and Nautilus Sleep Systems. We have developed a skill-based call routing system that automatically routes each incoming call to the most highly qualified inside sales agent or customer service representative available. The appropriate representative then answers product questions, pro-actively educates the potential customer about the benefits of our product line, promotes financing through our private label credit card, and typically upsells the benefits of higher priced models in our product line. This sophisticated system allows us to better utilize our agents, prioritize call types and improve customer service.

         We employ two large telemarketing companies to receive and process information requests generated by our spot television advertising 24 hours per day. These companies also serve as overflow agents for our call center during peak times. The telemarketing agents for these companies collect only names, addresses and other basic information from callers and do not sell or promote our products. Consequently, we do not need to train these telemarketing agents.

         RESPONSE MAILINGS. We forward a "fulfillment kit" in response to each inquiry regarding our directly marketed products. Each kit contains detailed literature that describes the product line and available accessories, a marketing video that demonstrates and highlights the key features of our premium product in the line, and additional information about how to purchase the product. If a potential customer does not respond within a certain time period, we proceed with additional follow-up mailings that convey a different marketing message and typically offer certain inducements to encourage a sale. The specific marketing message and offer at each stage will vary on a case-by-case basis, based on what our statistical tracking indicates is most likely to trigger a sale.

         CONSUMER FINANCE PROGRAMS. We believe that convenient consumer financing is an important tool in our direct marketing sales efforts and induces many of our customers to make purchases when they otherwise would not. Currently, we offer "zero-down" financing to approved customers on all sales of our Bowflex Products and Nautilus Sleep Systems. We arrange this financing through a consumer credit company pursuant to a non-recourse consumer financing agreement. Under this arrangement, our customer service agents can obtain financing approval in a few minutes over the telephone and, if a customer is approved, immediately ship product without the need for cumbersome paperwork. The consumer finance company pays us promptly after submission of the required documentation and subsequently sends to each approved customer a Direct Focus private label credit card that can be used for future purchases of our products. During 1999, approximately 34.4% of our net sales were financed in this manner, and we believe this program will continue to be an effective marketing tool.*

NAUTILUS SALES AND MARKETING

         We market and sell our Nautilus commercial fitness equipment domestically through a direct sales force and internationally through independent sales representatives. We market and sell our Nautilus fitness accessories and consumer fitness equipment through non-exclusive independent sales representatives.

         DIRECT SALES FORCE

         We have hired a new management team to oversee and revitalize the sales and marketing operations of our Nautilus business. Each member of the management team has significant industry experience and a history of sales and marketing success. Our commercial direct sales force will focus on strengthening the market position of our existing Nautilus product line, which we sell principally to health clubs, large hotels, assisted living facilities and the government. Additionally as we broaden our product line, our direct sales force will target new market segments and, if successful, broaden our customer base.* Internationally, we market and sell our Nautilus commercial fitness products through a worldwide network of independent distributors.

         OTHER SELLING AND MARKETING CHANNELS

         We have implemented additional sales and marketing strategies for our Nautilus commercial equipment. These strategies include the following:

       - We offer innovative financing, such as private label leasing that allows pre-approved commercial customers to lease fitness equipment;
       - We implemented a targeted mailing program directed at our commercial customers; and
       - We expanded the Nautilus trade-in program to induce existing commercial customers to upgrade their equipment.

PRODUCTS

         BOWFLEX HOME FITNESS EQUIPMENT

         We introduced the first Bowflex home exercise machine in 1986, and since then have implemented several improvements to its design and functionality. We now offer three different Bowflex machines and eight different models. The key feature of each Bowflex machine is our patented "Power Rod" resistance technology. Each Power Rod is made of a solid polymer material that provides lineal progressive resistance in both the concentric and eccentric movements of an exercise. When combined with a bilateral cable pulley system, the machines provide excellent range and direction of motion for a large variety of strength-building exercises.

         We currently offer the following Bowflex machines:

         - The Power Pro, introduced in 1993, is our best selling product, accounting for 95.8% of our Bowflex net sales in 1999. The
              Power Pro is available in four different models: the basic
              Power Pro, the XT, the XTL and the XTLU. Each model offers over 60 different strength building exercises in one compact, foldable and portable design and comes with a 210-pound resistance pack that can be upgraded to 410 pounds. We have also incorporated an aerobic rowing exercise feature into the Power Pro. Prices currently range from $999 to $1,597, depending on the model and add-on features.

         - The Motivator, introduced in 1996, is our entry-level strength training line. It is available in three different models: the basic Motivator, the XT and the XTL. Each model offers over 40 different strength building exercises in one compact, foldable design and comes standard with a 210-pound resistance pack that can be upgraded to 410 pounds. Prices currently range from $699 to $1,049, depending on the model and add-on features.

        - The Versatrainer by Bowflex, introduced in 1988, is specifically designed to accommodate wheelchair-bound users. The Versatrainer's key advantage is that it permits users to exercise while remaining in their wheelchair, which offers enhanced independence and esteem. The Versatrainer can be found in many major rehabilitation hospitals, universities and institutions. The Versatrainer is currently priced at $1,699.

         NAUTILUS COMMERCIAL FITNESS EQUIPMENT AND NAUTILUS FITNESS PRODUCTS

         We currently offer the following Nautilus strength training equipment for the commercial market:

        - The Nautilus 2ST line of commercial strength equipment offers 27 high quality, technologically advanced strength building machines, each of which is specially designed to focus on a particular strength building exercise, such as leg presses, bench presses, super pullovers, hip abductors and adductors and leg curls. The key component of each Nautilus 2ST machine is either its "cam" or a four-bar linkage mechanism, which builds and releases resistance as a user moves through an exercise. The resistance is at its minimum during the initial and final stages of an exercise, and at its maximum in the middle of an exercise. Each Nautilus machine includes a cam or four-bar linkage mechanism that is designed to accommodate and maximize the benefits associated with the motion required for that machine.

         - In 1999, we introduced a line of Nautilus free weight equipment with new innovations in design and engineering intended to help club owners better serve their customers. The product line offers a sleeker look, tougher components and increased versatility. This new free weight gear can be coupled with the Nautilus 2ST circuit to give facility managers a complete strength gym to serve all fitness tastes.

         Our Nautilus business also distributes a line of quality consumer fitness accessories. For example, we offer a full line of fitness accessories, such as weight belts, jump ropes and ankle weights, which we market to specialty fitness retailers and the sporting goods industry. The current line includes over 50 products, which we selected after conducting a rigorous evaluation of sales potential, fitness trends and functionality. We began offering two new Nautilus home gyms, the Strength Station and an adjustable bench with chrome dumbbells, in late 1999. In addition, we introduced a twelve piece line of quality strength equipment, which included Nautilus free weight home gyms and Nautilus selectorized weight stack home gyms at the 2000 Super Show(R), a fitness industry trade show. We intend to continue building and developing our Nautilus consumer fitness business and expand our offering of Nautilus brand consumer fitness products, as appropriate, in 2000.*

         NAUTILUS SLEEP SYSTEMS

         In late 1998, we began test marketing a line of premium air sleep systems under the brand name "Instant Comfort," which we have since renamed the "Nautilus Sleep Systems." The key feature of each Nautilus Sleep System is its variable firmness support chamber, an air chamber within each airbed that can be electronically adjusted to regulate firmness. All queen and larger airbeds in our Signature, Premier and Ultimate Premier Series are equipped with dual air chambers that enable users to maintain different firmness settings on each side of the bed. We believe that variable firmness and other comfort-oriented features of our Nautilus Sleep Systems favorably differentiate them from conventional innerspring mattresses.

         We currently offer four models of our Nautilus Sleep System:

              - The Ultimate Premier Series is our top-of-the-line Nautilus Sleep System. It features dual patent pending interlocking variable support chambers that permit users to maintain separate firmness settings on each side of the airbed. The interlocking chambers regulate airflow and pressure to more effectively maintain support when a user changes position. The Ultimate Premier Series comes with a removable wool blend and silk blend pillow top sleeping surface, which permits users to easily convert to a "tight top" surface when they desire extra firmness. The Ultimate Premier Series also has an upgraded comfort layer of visco-elastic foam that conforms to a user's body. The Ultimate Premier Series is available in seven sizes and currently ranges in price from $1,199.99 for a twin to $1,799.99 for a California king, excluding foundation.

              - The Premier Series features dual patent pending interlocking variable support chambers that permit users to maintain separate firmness settings on each side of the airbed. The interlocking chambers regulate airflow and pressure to more effectively maintain support when a user changes position. The Premier Series comes with a removable wool blend pillow top sleeping surface, which permits users to easily convert to a "tight top" surface when they desire extra firmness. The Premier Series is available in seven sizes and currently ranges in price from $699.99 for a twin to $1,299.99 for a California king, excluding foundation.

              - The Signature Series is designed to appeal to consumers who desire the flexibility of dual variable firmness support chambers, but at a more affordable price. Our customers can choose between a tight top and a pillow top sleeping surface over a one and one-half inch convoluted foam comfort layer. The Signature Series is available in seven sizes and currently ranges in price from $399.99 for a twin to $999.99 for a California king, excluding foundation.

              - The Basic Series is our entry-level Nautilus Sleep System, which features a single, head-to-toe variable firmness support chamber and a traditional tight top sleeping surface over a one and one-half inch thick convoluted foam comfort layer. The Basic Series is available in five sizes and currently ranges in price from $249.99 for a twin to $699.99 for a California king, excluding foundation.

         We offer foundations that are specifically designed to support and enhance the performance of our Nautilus Sleep Systems. We advise consumers to use our foundations because conventional box springs tend to sag and wear over time, causing an airbed to eventually mirror the worn box spring. We believe the majority of our Nautilus Sleep System customers will order a complete sleep system, which includes both a mattress and a foundation.* Our foundations currently range in price from $199 for a twin to $399 for a California king.

NEW PRODUCT DEVELOPMENT AND INNOVATION

         DIRECT MARKETING PRODUCTS

         We develop direct marketing products either from internally generated ideas or, as with its Bowflex technology, by acquiring or licensing patented technology from outside inventors and then enhancing the technology. During the evaluation phase of product development, we evaluate the suitability of the product for direct marketing, whether the product can be developed and manufactured in acceptable quantities and at an acceptable cost, and whether it can be sold at a price that satisfies our profitability goals. More specifically, we look for high-quality consumer products that:

              -      Have patented or patentable features*;
              -      Will have a retail price between $500 and $2,500*;
              -      Can be marketed as a line of products with materially
                     different features that facilitate upselling*; and
              -      Have the potential for mass consumer appeal, particularly
                     among members of the "baby-boom" generation, who are
                     accustomed to watching television and now have significant disposable income.*

         In addition, because of our relatively high retail price target, we typically require that a product have a potential television advertising life cycle of at least five years and the possibility of an extended life cycle in retail stores.*

         Once we determine that a product may satisfy our criteria, we further assess the product's direct marketing potential by continuing to research the product and its probable market and by conducting blind product and focus group studies. If we develop the product internally, or if we acquire or license the rights to the product, we will then proceed to develop and test a direct marketing campaign for the product. In most cases, our direct marketing campaigns will emphasize the use of spot commercials and television infomercials, which we supplement with print media advertisements, written materials, marketing videos and our web sites.*

         Our growth strategy and financial performance depend in part on our ability to develop or acquire the rights to, and then directly market, new consumer products. Our net sales and profitability would be harmed if we are unable to develop or acquire the rights to premium quality, premium priced consumer products that satisfy our direct marketing criteria. In addition, any new products that we directly market may not generate sufficient net sales or profits to justify their development or acquisition costs.

         NAUTILUS COMMERCIAL FITNESS PRODUCTS

         Our Nautilus commercial product development group develops and refines our commercial fitness products. The group's members gather and evaluate ideas from various areas, including existing and potential customers, sales and marketing, manufacturing, engineering and finance, and then determine which ideas will be incorporated into existing products or will serve as the basis for new products. Based on these ideas, the group designs new or enhanced products, develops prototypes, tests and modifies products, develops a manufacturing plan, and finally brings products to market. The group evaluates, designs and develops each new or enhanced product, taking into consideration our marketing requirements, target price points, target gross margin requirements and manufacturing constraints. In addition, each new or enhanced product must maintain the Nautilus standard of quality and reputation for excellence. We incorporate principles of physiology, anatomy and biomechanics into all of our Nautilus machines in order to match the movements of the human body throughout an exercise. Our key objective is to produce products that minimize the stress on users' skeletal systems and connective tissues and maximize the safety and efficiency of each workout.

         NAUTILUS CONSUMER FITNESS PRODUCTS

         We have developed a line of Nautilus consumer strength training fitness equipment and hand-held fitness accessories. Current products include free weight home gym equipment, selectorized weight stack home gyms and a variety of hand held fitness accessories, such as jump ropes, hand weights and other similar devices. We are currently evaluating design and feature concepts for a new line of aerobic Nautilus consumer products, such as stationary bicycles, treadmills, and stair machines. If we elect to proceed with one or more of these products, we intend to assess price points, develop a prototype and determine the most appropriate manufacturing plan.* We do not anticipate introducing any such aerobic products before 2001.*

MANUFACTURING AND DISTRIBUTION

         BOWFLEX PRODUCTS AND NAUTILUS SLEEP SYSTEMS

         Our primary manufacturing and distribution objectives for our Bowflex products and Nautilus Sleep Systems are to maintain product quality, reduce and control costs, maximize production flexibility and improve delivery speed. We use a computerized inventory management system to forecast our manufacturing requirements. In general, we attempt to use outside suppliers to manufacture a majority of our raw materials and finished parts. We select these suppliers based upon their production quality, cost and flexibility. Whenever possible and in order to improve flexibility, we will attempt to use at least two suppliers to manufacture each product component. We currently use overseas suppliers to manufacture approximately 65% of our Bowflex components, although we produce the main component of our Bowflex products, the Power Rods, exclusively in the United States. We intend to continue to use outside suppliers that meet our manufacturing criteria. All components of our Nautilus Sleep Systems are currently manufactured domestically, but in the second half of fiscal year 2000, we plan on manufacturing some components overseas.

         We inspect, package and ship our products from our Washington, Virginia and Nevada facilities. We rely primarily on UPS to deliver our Bowflex and our Nautilus Sleep Systems products.

         NAUTILUS COMMERCIAL FITNESS EQUIPMENT, CONSUMER FITNESS EQUIPMENT AND ACCESSORIES

         Our Nautilus manufacturing operations are vertically integrated and include such functions as metal fabrication, powder coating, upholstery and vacuum-formed plastics processes. By managing our own manufacturing operations, we can control the quality of our Nautilus products and offer our commercial customers the opportunity to order certain color variations. We currently distribute Nautilus commercial fitness equipment from our Virginia warehouse facilities directly to customers primarily through our own truck fleet. This method of distribution allows us to effectively control the set-up and inspection of equipment at the end-user's facilities. We outsource the manufacturing of Nautilus consumer fitness equipment and fitness accessories to outside foreign manufacturers. We currently distribute our Nautilus fitness accessories from our Nevada facilities.

INDUSTRY OVERVIEW

         FITNESS EQUIPMENT

         We market our Bowflex home fitness equipment principally in the United States, which we believe is a large and growing market. According to the Sporting Goods Manufacturers' Association, United States consumers spent roughly $5.5 billion on home exercise equipment in 1998, which represented an 5.8% increase from roughly $5.2 billion in 1997.

         We market our Nautilus commercial fitness equipment throughout the world, including the United States, Europe, the United Kingdom, Asia, the Middle-East, Latin America and Africa. Within these markets, we target the following commercial customers, among others:

-        Health clubs and gyms             -         Corporate fitness centers
-        Rehabilitation clinics            -         Colleges and universities
-        The military                      -         Governmental agencies
-        Hospitals                         -         YMCA's and YWCA's
-        Hotels and motels                 -         Professional sports teams

         According to the Sporting Goods Manufacturers' Association, which has only tracked the commercial market since 1996, aggregate sales of fitness equipment to commercial purchasers in the United States rose from $450 million in 1996 to $500 million in 1997 and $575 million in 1998, a 15% increase from 1997 to 1998.

         MATTRESSES

         The United States mattress market is large and dominated by four major manufacturers whose primary focus is the conventional innerspring mattress. According to the International Sleep Products Association, United States consumers purchased approximately 36.3 million mattress and foundation units in 1998, generating approximately $3.9 billion in wholesale sales. We believe this equates to over $7.0 billion in retail sales. The International Sleep Products Association (ISPA) estimates that innerspring mattresses accounted for approximately 90% of total domestic mattress sales in 1998. The ISPA also believes that less than 7% of all mattress sales are made through direct marketing channels. According to the ISPA, the bedding industry has enjoyed years of uninterrupted growth. In 1998, queen-sized mattresses became the largest selling segment while king-sized mattresses picked up market share as well.

COMPETITION

         BOWFLEX HOME FITNESS EQUIPMENT

         The market for our Bowflex products is highly competitive. Our competitors frequently introduce new and/or improved products, often accompanied by major advertising and promotional programs. We believe the principal competitive factors affecting this portion of our business are price, quality, brand name recognition, product innovation and customer service.

         We compete directly with a large number of companies that manufacture, market and distribute home fitness equipment, and with the many health clubs that offer exercise and recreational facilities. We also compete indirectly with outdoor fitness, sporting goods and other recreational products. Our principal direct competitors include ICON Health & Fitness, Inc. (through its Health Rider, NordicTrak, Image, Proform, Weider and Weslo brands), Schwinn Fitness, Precor and Total Gym.

         We believe our Bowflex line of home exercise equipment is competitive within the market for home fitness equipment and that our direct marketing activities are effective in distinguishing our products from the competition. In addition, we believe we can capitalize on the well-known Nautilus brand name by directly marketing existing Nautilus consumer products and developing and introducing new products.* However, some of our competitors have significantly greater financial and marketing resources, which may give them and their products an advantage in the marketplace.

         NAUTILUS COMMERCIAL FITNESS EQUIPMENT

         The market for commercial fitness equipment is highly competitive. Our Nautilus products compete against the products of numerous other commercial fitness equipment companies, including Life Fitness, Cybex and Precor. Many of our competitors have greater financial and marketing resources, significantly more experience in the commercial fitness equipment industry, and more extensive experience manufacturing their products. We believe the key competitive factors in this industry include price, product quality and durability, diversity of features, financing options and warranties. Many commercial customers are also interested in product-specific training programs that educate them regarding how to safely maximize the benefits of a workout and achieve specific fitness objectives. In addition, certain commercial customers, such as hotels and corporate fitness centers, have limited floor space to devote to fitness equipment. These customers tend to favor multi-function machines that require less floor space.

         Our Nautilus commercial fitness products carry a premium price, however we believe their reputation for quality and durability appeals to a significant portion of the market that strives for long-term product value. In addition, our principal line of Nautilus commercial fitness equipment, the Nautilus 2ST, possesses unique features that appeal to the commercial market, such as low friction working parts, one-pound incremental weight stacks and hydraulic seat adjustments. We also offer training programs that are responsive to marketplace demands.

         NAUTILUS SLEEP SYSTEMS

         The mattress industry is also highly competitive, as evidenced by the wide range of products available to consumers, such as innerspring mattresses, waterbeds, futons and other air-supported mattresses. According to the International Sleep Products Association, conventional innerspring mattresses presently account for at least 90% of all domestic mattress sales, with waterbeds, futons and other types of mattresses making up the remainder of the market. We believe market participants compete primarily on the basis of price, product quality and durability, brand name recognition, innovative features, warranties and return policies.

         We believe our most significant competition is the conventional mattress industry, which is dominated by four large, well-recognized manufacturers: Sealy (which also owns the Stearns & Foster brand name), Serta, Simmons and Spring Air. Although we believe our Nautilus Sleep Systems offer consumers an appealing alternative to conventional mattresses, many of these conventional manufacturers, including Sealy, Serta, Simmons and Spring Air, possess significantly greater financial, marketing and manufacturing resources and better brand name recognition.

         Moreover, several manufacturers currently offer beds with firmness technology similar to our Nautilus Sleep Systems. We believe the largest manufacturer in this niche market is Select Comfort, Inc. Select Comfort offers its airbeds at company-owned retail stores throughout the United States and engages in a significant amount of direct marketing, including infomercials, targeted mailings, print, radio and television advertising. Select Comfort has an established brand name and has greater financial, marketing and manufacturing resources. Select Comfort also has significantly greater experience in marketing and distributing airbeds. Despite these advantages, we believe the market for airbeds is large enough for both companies to be successful.* In addition, we believe our Nautilus Sleep Systems possess features that will enable us to effectively compete against Select Comfort and other airbed companies.*

         We believe our success in the mattress business depends in part on convincing consumers that variable firmness control and other features of our sleep system favorably differentiate our products from those of our competitors.* We also believe our experience with direct marketing will enable us to successfully convey this message.* However, the intense competition in the mattress industry, both from conventional mattress manufacturers and Select Comfort, may adversely affect our efforts to market and sell our airbeds and, consequently, may adversely affect our financial performance.

INTELLECTUAL PROPERTY

         Protecting our intellectual property is an important factor in maintaining our competitive position in the fitness and mattress industries. If we do not, or are unable to, adequately protect our intellectual property, our sales and profitability could be adversely affected. Accordingly, we have taken the following protective measures:


              - We hold 17 United States patents and have applied for three additional United States patents with respect to our Nautilus products;
              - We hold four patents relating to our Bowflex home fitness equipment;
              - We have applied for one patent relating to our Nautilus Sleep Systems;
              - We have obtained United States trademark protection for various names associated with our products, including "Bowflex," "Nautilus," "Power Rod," "Bowflex Power Pro," "Motivator" and "Versatrainer";
              - We have applied for United States trademark protection for the names "Direct Focus," "Instant Comfort" and various other names and slogans associated with our products;
              - We have registered the name "Bowflex" in Canada and the European Community, and have registered or applied to register the "Nautilus" trademark in approximately 30 foreign countries;
              - We have obtained trademark protection for the "look" of our Bowflex Power Rods; and
              - We hold eight United States copyright registrations relating to our Nautilus products.

         Notwithstanding these measures, our efforts to protect our proprietary rights may be inadequate, and applicable laws provide only limited protection. For example, of our four Bowflex patents, the most important covers our Power Rods, and this patent expires on April 27, 2004. The other three patents expire on February 16, 2005, April 14, 2007, and January 4, 2010. In addition, we may not be able to successfully prevent others from claiming that we have violated their proprietary rights. We could incur substantial costs in defending against such claims, even if they are invalid, and we could become subject to judgments requiring us to pay substantial damages.

         Each federally registered trademark is renewable indefinitely if the mark is still in use at the time of renewal. We are not aware of any material claims of infringement or other challenges to our right to use our marks.

ENVIRONMENTAL REGULATION

         Environmental regulations most significantly affect our Nautilus facilities in Independence, Virginia. The Virginia Department of Environmental Quality has issued an air permit for several point sources at this facility. The sources include boilers, flash ovens and high solids paint booths. The permit imposes operation limits based on the length of time each piece of equipment is operated each day, and we operate the plant within these limits. The town of Independence, Virginia has issued an industrial user's wastewater permit that governs our discharge of on-site generated wastewater and storm water. In addition to the foregoing, in early 1999, we completed a Phase I Environmental Site Assessment and a limited Phase II Soil Analysis Assessment at our Nautilus facilities in Independence, Virginia. No significant deficiencies or violations were noted. We do not believe that continued compliance with federal, state and local environmental laws will have a material effect upon our capital expenditures, earnings or competitive position.*

EMPLOYEES

         As of December 31, 1999, we employed 378 full-time employees, including 3 executive officers and 58 part-time employees. None of our employees is subject to any collective bargaining agreement.

ITEM 2.  PROPERTIES

         Our corporate headquarters and our principal warehouse facilities occupy approximately 74,000 square feet in Vancouver, Washington. We also use these facilities to house our customer call center and to assemble and distribute our Bowflex products for the Northwestern part of the United States. We lease these properties pursuant to operating leases that expire at various times, from May 30, 2000, to April 30, 2002. The aggregate base rent is approximately $28,379 per month and some of the leases are subject to annual adjustments based upon changes in the consumer price index, but no adjustment may exceed 6.0% in any calendar year.

         We house our Nautilus commercial operations and our East Coast distribution center for our Bowflex products in Independence, Virginia. The 54 acres of commercial real property include the following facilities:

              - A 124,000 square foot building devoted to fabrication, finishing, assembly, plastics, upholstery, warehousing and shipping;
              - A 100,000 square foot building devoted to fabrication and warehousing;
              - A 27,105 square foot building that houses our Nautilus engineering, prototyping and customer service operations; and
              - A 9,187 square foot building that houses our Nautilus administrative operations.

         We recently added a distribution center in Las Vegas, Nevada. We distribute Bowflex equipment, Nautilus Sleep Systems and Nautilus fitness products from this 53,657 square foot facility. The term of the lease is from December 1, 1999, to November 30, 2002. The aggregate base rent is approximately $12,878 per month for the first twelve months, and is subject to an annual cost of living increase of 3.5%.

         In general, our properties are well maintained, adequate and suitable for their purposes, and we believe these properties will meet our operational needs for the foreseeable future.* If we require additional warehouse or office space, we believe we will be able to obtain such space on commercially reasonable terms.*

ITEM 3.  LEGAL PROCEEDINGS

         As of March 22, 2000, there were no material, pending legal proceedings to which we or our subsidiaries were a party. From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our shareholders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF OUR COMMON STOCK

         Since May 4, 1999, our common stock has been listed for trading exclusively on The Nasdaq National Market System under the symbol DFXI. Prior to such date, our common stock was listed for trading exclusively on the Toronto Stock Exchange in the Province of Ontario, Canada, under the symbol DFX. The following table summarizes the high and low sales prices for our common stock as reported on the Toronto Stock Exchange and The Nasdaq National Market System, as applicable, for the two years in the period ended December 31, 1999. The prices below in Canadian dollars are listed in the currency they were quoted in until May 4, 1999 and are translated into United States dollars based on the currency exchange rate in effect on the date of each high and low quarterly price:

                                                           CANADIAN DOLLARS          UNITED STATES DOLLARS
                                                       ------------------------     -----------------------
                                                          HIGH           LOW           HIGH          LOW
                                                       ----------     ---------     ---------     ---------
           1998
           Quarter 1.................................   $  10.05       $   3.50      $   7.07      $   2.45
           Quarter 2.................................      15.00          10.00         10.48          7.05
           Quarter 3.................................      18.00          11.80         12.09          7.67
           Quarter 4.................................   $  23.00       $  10.50      $  14.95      $   6.80

           1999
           Quarter 1.................................   $  28.00       $  18.55      $  18.39      $  12.09




           Quarter 2.................................       N/A           N/A           26.00         16.25
           Quarter 3.................................       N/A           N/A           21.00         15.00
           Quarter 4.................................       N/A           N/A        $  29.00      $  18.25

         As of February 29, 2000, 10,519,565 shares of our common stock were issued and outstanding and held of record by 81 shareholders.

         Payment of any future dividends is at the discretion of our board of directors, which considers various factors, such as our financial condition, operating results, current and anticipated cash needs and expansion plans. Our credit lines do not restrict the payment of dividends. To date, we have never declared or paid any cash dividends on our common stock and do not presently intend to declare any cash dividends in the near future.* Instead, we intend to retain and direct any future earnings to fund our anticipated expansion and growth.*

USE OF PROCEEDS

         We received approximately $17,938,000 in net proceeds from the sale of 975,000 shares of common stock in our May 1999 initial U.S. public offering, which includes proceeds from the overallotment option exercised by the managing underwriters. During 1999, we applied $3.7 million of the net proceeds toward stock repurchases and $1.3 million toward computer and related technology upgrades. We also used approximately $5.0 million of the net proceeds for working capital purposes, including increased direct marketing expenditures and increases in inventory and accounts receivable balances due to the growth of our business. We have invested all unexpended net proceeds in an interest bearing depository account with Bank of America, pending anticipated application of proceeds in fiscal 2000 toward such purposes as further stock repurchases, the purchase of a distribution center in Las Vegas, Nevada, the purchase of a building in Vancouver, Washington to consolidate our Washington operations, and any of the other purposes described in our registration statement on Form S-1.*

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below for each year in the five-year period ended December 31, 1999 have been derived from our audited financial statements. The data presented below should be read in conjunction with our financial statements and notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


IN THOUSANDS
(EXCEPT PER SHARE AMOUNTS)                         1995            1996             1997          1998          1999
---------------------------------------         ----------      ----------      -----------    ----------    ----------
STATEMENT OF OPERATIONS DATA
Net Sales                                          $4,772          $8,517           $19,886        $57,297       $121,019
Cost of sales                                       1,616           2,603             5,114         12,442         34,423
                                               ----------      ----------        ----------     ----------     ----------
   Gross profit                                     3,156           5,914            14,772         44,855         86,596
Operating expenses:
   Selling and marketing                            2,644           4,712             9,600         22,643         44,630
   General and administrative                         370             473               975          1,701          4,237
   Royalties                                          201             269               581          1,623          2,897
   Litigation settlement                                -               -                 -              -          4,000
     Total operating expenses                  ----------      ----------        ----------     ----------     ----------
                                                    3,215           5,454            11,156         25,967         55,764
                                               ----------      ----------        ----------     ----------     ----------
Operating income (loss)                               (59)            460             3,616         18,888         30,832
Other income (expense)
   Interest income                                     26              37               119            527          1,003
   Other-net                                          (20)            (53)              (88)          (222)             3
                                               ----------      ----------        ----------     ----------     ----------
     Total other income (expense)                       6             (16)               31            305          1,006
                                               ----------      ----------        ----------     ----------     ----------
Income (loss) before income taxes                     (53)            444             3,647         19,193         31,838
Income tax expense (benefit)                          (68)           (249)            1,226          6,708         11,495
                                               ----------      ----------        ----------     ----------     ----------
Net income                                         $   15          $  693            $2,421        $12,485        $20,343
                                               ==========      ==========        ==========     ==========     ==========
Basic earnings per share(1)                        $ 0.00          $ 0.08            $ 0.27        $  1.34        $  2.00
Diluted earnings per share(1)                      $ 0.00          $ 0.08            $ 0.25        $  1.28        $  1.95

Basic shares outstanding                            8,132           8,558             8,987          9,337         10,166
Diluted shares outstanding                          8,132           8,943             9,511          9,726         10,425



BALANCE SHEET DATA
Cash and cash equivalents                            $756          $1,154            $4,790        $18,911        $35,703
Working Capital                                     1,063           1,973             4,100         15,682         38,209
Total assets                                        2,150           3,515             7,922         24,373         67,310
Current liabilities                                   858           1,281             3,330          6,655         14,091
Total stockholders' equity                         $1,274          $2,220            $4,592        $17,651        $53,031



(1) Basic earnings per share have been computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share have been computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents, such as stock options, outstanding during each period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The following table presents certain financial data as a percentage of total revenues:

                                                                Year Ended December 31,
                                               ---------------------------------------------------------
                                                    1997                 1998                 1999
                                               ----------------      --------------      ---------------
STATEMENT OF OPERATIONS DATA

Net sales....................................       100.0%              100.0%                100.0%
Cost of sales................................        25.7                21.7                  28.4
                                                ----------------      --------------      ---------------
Gross profit.................................        74.3                78.3                  71.6

Operating expenses
    Selling and marketing....................        48.3                39.5                  36.9
    General and administrative...............         4.9                 3.0                   3.5
    Royalties................................         2.9                 2.8                   2.4
    Litigation settlement....................           -                   -                   3.3
                                               ----------------      --------------      ---------------
Total operating expenses.....................        56.1                45.3                  46.1
Operating income.............................        18.2                33.0                  25.5
Other income.................................         0.2                 0.5                   0.8
                                               ----------------      --------------      ---------------
Income before income taxes...................        18.4                33.5                  26.3
Income tax expense...........................         6.2                11.7                   9.5
                                               ----------------      --------------      ---------------
Net income...................................        12.2%               21.8%                 16.8%
                                               ================      ==============      ===============


COMPARISON OF THE YEARS ENDING DECEMBER 31, 1999, AND DECEMBER 31, 1998

NET SALES

         Net sales grew by 111.2% to $121.0 million in 1999 from $57.3 million in 1998. Sales within our direct marketing business increased by 77.8% over prior year levels and accounted for $101.9 million, or 84.2%, of our aggregate net sales in 1999. One product, our Bowflex Power Pro, generated 79.9% of our aggregate net sales in 1999, compared to 93.3% in 1998. The principal reason for this decrease was the addition of our Nautilus business. Net sales within our Nautilus business generated $19.1 million of our aggregate net sales and accounted for 33.4% of the aggregate increase.

         Sales growth in 1999 primarily resulted from expanded direct marketing of our Bowflex products and the addition of our Nautilus business. Within our direct marketing business, with respect to both our Bowflex products and our Nautilus Sleep Systems, we intend to further expand our use of spot television commercials and infomercials during 2000 by increasing our presence in existing television markets and entering new television markets.* We intend to increase Nautilus sales by developing new products and expanding our direct sales efforts both domestically and internationally.*

         Notwithstanding our product diversification efforts, we anticipate that sales of our Bowflex Power Pro will continue to account for a substantial portion of our net sales for the foreseeable future.* Any significant diminished consumer interest in this product line would sharply reduce our net sales and profitability. In addition, the success of each of our products depends substantially on how consumers decide to spend their money. Unfavorable economic conditions may depress consumer spending, especially for premium priced products like ours.

         Except for the fourth quarter, fiscal 1999 sales of our Bowflex products appear to have been consistent with historic trends. As in prior years, first and third quarter sales of our Bowflex products were strong, while the second quarter reflected seasonal weakness. Our direct marketing business is largely dependent upon national cable television advertising, and we are finding that second quarter influences on television viewership, such as the broadcast of national network season finales and seasonal weather factors, are causing our spot television commercials on national cable television to be marginally less effective than in other periods of the year.* During the fourth quarter of 1999, we experienced unusually strong consumer demand compared to the third quarter for our Bowflex products, which we believe is a trend that will not continue for the fourth quarter in future periods.*

         Sales within our Nautilus business were, and we believe will continue to be, strongest in the third and fourth quarters.* We believe the principal reason for this trend is the commercial fitness industry's preparation for the impact of New Year fitness resolutions and seasonal weather factors in the fourth quarter, and retail fitness store purchases of fitness equipment in preparation for the Christmas buying season and New Year fitness resolutions in the third and fourth quarters.*

GROSS PROFIT

         Gross profit grew 92.9% to $86.6 million in 1999, from $44.9 million in 1998. Our gross profit margin decreased 6.7% to 71.6% in 1999, from 78.3% in 1998. The decrease in gross profit margin was mainly attributable to our Nautilus operations, which had a gross profit margin in 1999 of 38.5%.

         We expect a lower percentage gross profit margin contribution from our Nautilus Sleep Systems as we continue our direct marketing campaign for this product.* At least initially, we expect the domestic production and relatively lower sales volume of our Nautilus Sleep Systems will result in lower gross profit margins than our Bowflex products.* Similar to our Bowflex products, with the anticipated future higher sales volume of Nautilus Sleep Systems, we expect to take advantage of overseas production to strengthen the margins for these products.*

OPERATING EXPENSES

         SELLING AND MARKETING

         Selling and marketing expenses grew to $44.6 million in 1999 from $22.6 million in 1998, an increase of 97.3%. This increase in selling and marketing expenses resulted primarily from the continued expansion of our Bowflex direct marketing campaign and variable costs associated with our sales growth. The addition of our Nautilus business accounted for $5.1 million of the increase.

         As a percentage of net sales, selling and marketing expenses decreased by 2.6% in 1999 to 36.9%, compared to 39.5% in 1998. Selling and marketing expenses within our direct marketing business were $39.5 million, a 0.7% decrease as a percentage of net sales compared to 1998. Selling and marketing expenses within our Nautilus business traditionally have been a lower percentage of net sales than we have experienced in direct marketing. In real dollar terms, we expect our aggregate selling and marketing expenses will continue to increase, but not materially as a percentage of net sales,* as we:

              -      Continue to expand our Bowflex direct marketing campaign;*
              - Continue rolling out the direct marketing campaign for our Nautilus Sleep Systems;*
              - Continue integrating the marketing and distribution infrastructure for our Nautilus line of commercial fitness equipment;* and
              - Begin marketing new home fitness equipment products and fitness accessories under the Nautilus brand name.*

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses grew to $4.2 million in 1999 from $1.7 in 1998, an increase of 147.1%. Our direct marketing business accounted for $1.3 million of the increase in general and administrative expenses, due primarily to increased staffing levels in our accounting and information systems departments necessitated by our continued growth and the implementation of our new information system. Nautilus operations accounted for the remaining increase of $1.2 million. As a percentage of net sales, general and administrative expenses increased to 3.5% in 1999 from 3.0% in 1998. We believe our general and administrative expenses, in real dollar terms and as a percentage of net sales, will increase in future periods as we continue to integrate the Nautilus business into our operations and expand our administrative staff and other resources to manage anticipated growth.*

         ROYALTY

         Royalty expense grew to $2.9 million in 1999 from $1.6 million in 1998, an increase of 81.3%. The increase in our royalty expense is attributable to increased sales of our Bowflex products in 1999. Our royalty expenses will increase if sales of our Bowflex products continue to increase.*

OTHER INCOME

         In 1999, other income increased to $1.0 million from $0.3 million in 1998. The $0.7 million increase resulted primarily from interest income generated by higher cash investments accumulated from a combination of results from operations and our public offering completed during the second quarter of 1999.

INCOME TAX EXPENSE

         Income tax expense increased by $4.8 million in 1999 compared to 1998. We expect our income tax expense to increase in line with increases of our income before taxes.* Our effective tax rate increased by 1.2% to 36.1% due to state tax liability. We believe this higher rate is indicative of our future effective tax rate.*

NET INCOME

         For the reasons discussed above, net income increased 62.4% to $20.3 million in 1999 compared to $12.5 million in 1998.

COMPARISON OF YEARS ENDING DECEMBER 31, 1998, AND DECEMBER 31, 1997

NET SALES

         Net sales grew by 187.9% to $57.3 million in 1998, from $19.9 million in 1997. Sales of our Bowflex Power Pro grew by 199.0% and accounted for 93.3% of our aggregate net sales in 1998. Sales of our Bowflex Motivator increased by 73.0% and sales of our Bowflex accessories increased by 148.0% in 1998, and accounted for 1.8% and 4.5% of our aggregate net sales, respectively. We introduced and began test marketing our airbeds in late 1998, but this product did not materially contribute to our net sales in 1998.

         Our sales growth in 1998 primarily resulted from expanded direct marketing of our Bowflex products. In 1998, we increased our advertising expenditures by 196.1%, focusing principally on expanded broadcasts of our Bowflex spot television commercials and television infomercials. Both of these direct marketing techniques generated strong sales in 1998.

GROSS PROFIT

         Our gross profit grew 203.4% to $44.9 million in 1998, from $14.8 million in 1997. Our gross profit as a percentage of net sales increased by 4.0% to 78.3% in fiscal 1998, from 74.3% in 1997. We believe that our improved percentage gross profit in 1998 resulted primarily from a March 1998 increase in the shipping charge for our Bowflex products, as well as reduced component costs for our Bowflex products and improved labor and overhead efficiencies. We benefited from reduced component costs principally through volume discounts. Our improved labor and overhead efficiencies resulted primarily from improved manufacturing methods and the implementation of a second work shift.

OPERATING EXPENSES

         SELLING AND MARKETING

         Selling and marketing expenses grew to $22.6 million in 1998 from $9.6 million in 1997, an increase of 135.4%. This increase in selling and marketing expenses resulted primarily from the expansion of our Bowflex direct marketing campaign and variable costs associated with our sales growth.

         As a percentage of net sales, selling and marketing expenses decreased to 39.5% in 1998 from 48.3% in 1997. This decrease in selling and marketing expenses as a percentage of net sales reflects the improved efficiency of our Bowflex direct marketing campaign. As we refined our spot commercial and infomercial advertising policies and our customer response techniques, we were able to stimulate sales growth at a more rapid rate than the growth in our selling and marketing expenses.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses grew to $1.7 million in 1998 from $975,000 in 1997, an increase of 74.3%. This increase in general and administrative expenses was due primarily to increased staffing and infrastructure expenses necessary to support our continued growth. As a percentage of net sales, general and administrative expenses decreased to 3.0% in 1998 from 4.9% in 1997. The decline in general and administrative expenses as a percentage of our net sales resulted primarily from our substantial increase in net sales.

         ROYALTY

         Royalty expense grew to $1.6 million in 1998 from $581,000 in 1997, an increase of 175.4%. The increase in our royalty expenses is attributable to the increased sales of our Bowflex products in 1998. Our royalty expenses will increase if sales of our Bowflex products continue to increase.

         OTHER INCOME

         In 1998, other income increased to $305,000 from $31,000 in 1997. The $274,000 increase resulted primarily from interest income generated by our cash investments, which was partially offset by a $135,000 increase in our state business tax expense.

         INCOME TAX EXPENSE

         Income tax expense increased by $5.5 million in 1998 because of the growth in our income before taxes. We expect our income tax expense to increase in line with increases in our income before taxes.

NET INCOME

         For the reasons discussed above, net income grew to $12.5 million in 1998 from $2.4 million in 1997, an increase of 420.8%.

QUARTERLY RESULTS OF OPERATIONS

         The following table presents our operating results for each of the eight quarters in the period ended December 31, 1999. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read together with our audited financial statements and the related notes. These operating results are not necessarily indicative of the results of any future period.

SELECTED QUARTERLY INFORMATION


                                                          QUARTER ENDED
                                                  (IN THOUSANDS, EXCEPT PER SHARE)

                                    MARCH 31        JUNE 30           SEPTEMBER 30      DECEMBER 31
                                    --------        -------           ------------      -----------
Fiscal 1999:
     Net sales                      26,113           25,244               31,773           37,889
     Gross profit                   18,723           17,882               22,982           27,008
     Operating income                6,907            1,999 (1)            8,099           13,827

     Net income                      4,479            1,399 (1)            5,495            8,969

     Earnings per share
          Basic                        .47              .14 (1)              .52              .86
          Diluted                      .45              .13 (1)              .51              .84

Fiscal 1998:
     Net sales                      11,051           12,236               15,200           18,809
     Gross profit                    8,497            9,584               11,766           15,007
     Operating income                3,852            3,014                4,370            7,653

     Net income                      2,571            1,982                2,910            5,023

     Earnings per share
          Basic                        .28              .21                  .31              .54
          Diluted                      .27              .20                  .30              .52


(1) Includes a $4 million litigation settlement expense. Net income and earnings per share amounts also reflect $1.4 million of income tax benefit related to the litigation settlement.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have financed our growth primarily from cash generated by our operating activities. During 1999, our operating activities generated $20.8 million in net cash, which contributed to an aggregate $35.7 million in cash and cash equivalents on hand as of December 31, 1999. We used $16.6 million in cash to fund the Nautilus acquisition in January 1999. Our public offering on May 5, 1999 generated $15.1 million in cash and the underwriters' exercise of their over-allotment option on June 10, 1999 generated an additional $2.8 million in cash, bringing the total net offering proceeds to $17.9 million. Through a stock repurchase program, we bought back $3.7 million in common stock on the open market. These activities contributed to a $16.8 million, or 88.9% increase in our cash and cash equivalents during 1999.

         We anticipate our working capital requirements will increase as a result of increased inventory and accounts receivable related to our Nautilus operations.* We also expect to increase our cash expenditures on spot commercials and infomercials as we continue to expand the direct marketing campaigns for our Bowflex products and Nautilus Sleep Systems.*

         We maintain a $5.0 million line of credit with Bank of America. The line of credit is secured by our general assets and contains certain financial covenants. As of the date of these financial statements, we are in compliance with all material covenants applicable to the line of credit and there is no outstanding balance under the line.

         We believe our existing cash balances, combined with our line of credit, will be sufficient to meet our capital requirements for at least the next twelve months.*

INFLATION AND PRICE INCREASES

         Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had or is likely in the foreseeable future to materially adversely affect our results of operations, cash flows or our financial position.* However, increases in inflation over historical levels or uncertainty in the general economy could decrease discretionary consumer spending for products like ours. We have not raised the prices on our Bowflex products since 1997. Consequently, none of our revenue growth is attributable to price increases.

YEAR 2000

         We did not experience any material year 2000 problems with respect to our products, information systems, suppliers or resellers. To help ensure a smooth transition into 2000, we did the following:

      - Upgraded all computer hardware and equipment determined to have potential Year 2000 problems;
      -  Stockpiled certain inventory components;
      -  Acquired and prepared to use back-up power generators;
      -  Developed manual workarounds for all critical automated processes;
      -  Downloaded and printed critical data and reports by December 30, 1999;
      - Created specific plans of action for dealing with critical non-compliant suppliers and resellers; and
      - Executed critical operations, such as payroll, prior to December 31, 1999.

         We estimate that, as of December 31, 1999, the cost of remediating and/or replacing our internal systems was approximately $1.3 million. We funded this effort through normal working capital.

         Because we experienced no major Year 2000-related issues internally or externally over the Year 2000 transition, we do not currently believe that we will incur material costs or experience material disruptions in our business associated with the year 2000. However, there can be no assurance that our computer systems or those of our suppliers do not contain undetected errors or defects associated with Year 2000 date functions. These could give rise to increased customer satisfaction costs related to Year 2000 and to litigation over Year 2000 compliance issues.

RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. We do not currently have any derivative instruments and, accordingly, do not expect the adoption of SFAS 133 to have an impact on our financial position, results of operations, or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No disclosure is required under this item.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Direct Focus, Inc. Consolidated Financial Statements                                       PAGE
                                                                                           ----
Independent Auditor's Report                                                                 27

Consolidated Balance Sheets as of December 31, 1998 and 1999                                 28

Consolidated Statements of Income for the three years ended December 31, 1999                29

Consolidated Statements of Stockholders' Equity for the three years ended December
  31, 1999                                                                                   30

Consolidated Statements of Cash Flows for the three years ended December 31, 1999            31

Notes to Consolidated Financial Statements                                                   32

Schedule II - Valuation and Qualifying Accounts                                              43

                                       26

                                             INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
of Direct Focus, Inc.:

         We have audited the accompanying consolidated balance sheets of Direct Focus, Inc. and subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Direct Focus, Inc. and subsidiaries at December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Portland, Oregon
February 21, 2000

                                                  DIRECT FOCUS, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                              DECEMBER 31, 1998 AND 1999

                                                                      December 31,               December 31,
                                                                          1998                       1999
                                                                    ------------------         -----------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $   18,910,675             $   35,703,457
  Trade receivables (less allowance for doubtful accounts of:
    1998, $40,000 and 1999, $304,727)                                       218,207                  4,744,213
  Inventories                                                             2,614,673                  9,167,554
  Prepaid expenses and other current assets                                 378,409                  1,863,951
  Current deferred tax asset                                                215,737                    820,789
                                                                    ------------------         -----------------

         Total current assets                                            22,337,701                 52,299,964
                                                                    ------------------         ------------------

PROPERTY, PLANT AND EQUIPMENT (less accumulated
  Depreciation of: 1998, $438,790 and 1999, $1,100,255)                   1,842,712                 10,644,838
                                                                    ------------------         -----------------

OTHER ASSETS (less accumulated amortization of:
  1998, $49,967 and 1999, $272,183)                                         192,859                  4,364,963
                                                                    ------------------         -----------------

TOTAL ASSETS                                                         $   24,373,272             $   67,309,765
                                                                    ==================         =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                     $    3,602,074             $    5,871,369
  Accrued liabilities                                                     1,851,253                  4,051,540
  Income taxes payable                                                      504,775                  2,177,236
  Royalty payable to stockholders                                           548,211                    893,563
  Customer deposits                                                         148,937                  1,097,748
                                                                    ------------------         -----------------

               Total current liabilities                                  6,655,250                 14,091,456
                                                                    ------------------         -----------------

LONG-TERM DEFERRED TAX LIABILITY                                             66,880                    187,484
                                                                    ------------------         -----------------

COMMITMENTS AND CONTINGENCIES (Note 7)                                            -                          -
STOCKHOLDERS' EQUITY:
  Common stock - authorized, 50,000,000 shares of no par value;
    Outstanding, 1998: 9,448,523 shares, 1999: 10,444,148 shares          3,565,628                 18,602,420
  Retained earnings                                                      14,085,514                 34,428,405
                                                                    ------------------         -----------------

               Total stockholders' equity                                17,651,142                 53,030,825
                                                                    ------------------         -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   24,373,272             $   67,309,765
                                                                    ==================         =================

See notes to consolidated financial statements.

                                                   DIRECT FOCUS, INC.
                                            CONSOLIDATED STATEMENTS OF INCOME
                                           THREE YEARS ENDED DECEMBER 31, 1999

                                                     1997                1998                  1999
                                               -----------------     --------------      -----------------
NET SALES                                      $  19,886,354          $ 57,296,880         $121,018,477

COST OF SALES                                       5,113,980           12,442,307           34,422,577
                                               -----------------     --------------      -----------------

               Gross profit                        14,772,374            44,854,573          86,595,900
                                               -----------------     --------------      -----------------

EXPENSES:
Selling and marketing                               9,600,076            22,642,885          44,629,825
General and administrative                            974,887             1,700,956           4,236,804
Royalties                                             580,677             1,622,726           2,897,278
Litigation settlement                                       -                     -           4,000,000
                                               -----------------     --------------      -----------------


               Total operating expenses            11,155,640            25,966,567          55,763,907
                                               -----------------     --------------      -----------------


INCOME FROM OPERATIONS                              3,616,734            18,888,006          30,831,993
                                               -----------------     --------------      -----------------

OTHER INCOME (EXPENSE):
Interest income                                       118,541               526,961           1,003,586
Other - net                                           (88,041)             (221,889)              2,737
                                               -----------------     ---------------     -----------------
               Total other income - net                30,500               305,072           1,006,323

                                               -----------------     ---------------     -----------------
INCOME BEFORE INCOME TAXES                          3,647,234            19,193,078          31,838,316

INCOME TAX EXPENSE                                  1,226,068             6,707,584          11,495,425
                                               -----------------     ---------------     -----------------

NET INCOME                                     $    2,421,166        $   12,485,494      $   20,342,891
                                               =================     ===============     =================

BASIC EARNINGS PER SHARE                       $          .27        $        1.34       $        2.00
                                               =================     ===============     =================
DILUTED EARNINGS PER SHARE                     $          .25        $        1.28       $        1.95
                                               =================     ===============     =================

Basic shares outstanding                            8,986,655             9,336,525          10,165,617

Diluted shares outstanding                          9,510,868             9,725,958          10,425,208


See notes to consolidated financial statements.

                                                  DIRECT FOCUS, INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                       COMMON STOCK
                                                       -------------          RETAINED EARNINGS
                                                SHARES           AMOUNT         (ACCUM. DEF.)        TOTAL
                                             ------------     ------------      -------------     -----------
BALANCES, JANUARY 1, 1997                      8,921,541       $3,040,425       $  (821,146)       $2,219,279

Options exercised                                129,887           15,586                 -            15,586
Stock repurchased                                (46,100)         (98,120)                -           (98,120)
Tax benefit of exercise of nonqualified
   options                                             -           34,281                 -            34,281
Net income                                             -                -         2,421,166         2,421,166
                                             ------------     ------------     -------------     ------------
BALANCES, DECEMBER 31, 1997                    9,005,328       $2,992,172        $1,600,020        $4,592,192
                                             ============     ============     =============     ============

Options exercised                                443,195          134,004                 -           134,004
Tax benefit of exercise of nonqualified
   options                                             -          439,452                 -           439,452
Net income                                             -                -        12,485,494        12,485,494
                                             ------------     ------------     -------------     ------------
BALANCES, DECEMBER 31, 1998                    9,448,523       $3,565,628       $14,085,514       $17,651,142
                                             ============     ============     =============     ============

Public offering                                  975,000       17,937,691                 -        17,937,691
Options exercised                                231,825          300,482                 -           300,482
Stock repurchased                               (211,200)      (3,698,793)                -        (3,698,793)
Tax benefit of exercise of nonqualified
   options                                             -          497,412                 -           497,412
Net income                                             -                -        20,342,891        20,342,891
                                             ------------     ------------     -------------     ------------
BALANCES, DECEMBER 31, 1999                   10,444,148      $18,602,420       $34,428,405       $53,030,825
                                             ============     ============     =============     ============


See notes to consolidated financial statements

                                               DIRECT FOCUS, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       THREE YEARS ENDED DECEMBER 31, 1999

                                                               1997                 1998                  1999
                                                          --------------        -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $   2,421,166        $  12,485,494         $ 20,342,891
Adjustments to reconcile net income to net cash
Provided by operating activities:
   Depreciation and amortization                                 96,133              301,913            1,183,412
   Loss on equipment disposal                                         -                    -                1,262
   Deferred income taxes                                        140,659               99,484             (484,448)
   Changes in:
     Trade receivables                                          (29,128)              41,336           (1,519,116)
     Inventories                                             (1,156,643)            (668,900)          (3,448,750)
     Prepaid expenses and other current assets                  373,807             (166,027)          (1,377,336)
     Trade payables                                             277,909            2,423,819            2,001,235
     Income taxes payable                                       835,409              143,099            2,169,873
     Accrued liabilities and royalty payable to
        Stockholders                                            944,547            1,099,819              988,414
     Customer deposits                                           25,473              107,084              948,811
                                                          --------------        -------------         ------------

   Net cash provided by operating activities                  3,929,332           15,867,121           20,806,248
                                                          --------------        -------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to equipment                                      (278,886)          (1,738,836)          (1,929,137)
   Proceeds from sale of property, plant and equip.                   -                    -              159,238
   Additions to other assets                                    (22,514)             (12,309)            (167,935)
   Acquisition cost of Nautilus                                       -             (120,454)         (16,615,012)
   Sale of certificate of deposit                               100,000                    -                    -
                                                          --------------        -------------         ------------
   Net cash used in investing activities                       (201,400)          (1,871,599)         (18,552,846)
                                                          --------------        -------------         ------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal payments under capital lease obligations            (9,113)              (9,167)                   -
   Proceeds from public offering                                      -                    -           17,937,691
   Funds used for stock repurchase                              (98,120)                   -           (3,698,793)
   Proceeds from exercise of stock options, net                  15,586              134,004              300,482
                                                          --------------        -------------         ------------
   Net cash provided by (used in) financing activities          (91,647)             124,837           14,539,380
                                                          --------------        -------------         ------------

NET INCREASE IN CASH AND CASH
EQUIVALENTS                                                   3,636,285           14,120,359           16,792,782



CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                                             1,154,031            4,790,316           18,910,675
                                                          --------------        -------------         ------------
CASH AND CASH EQUIVALENTS,
END OF YEAR                                                 $ 4,790,316          $18,910,675          $35,703,457
                                                          ==============        =============         ============

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

    Cash paid for interest                                        1,381                  455                    -
    Cash paid for income taxes                                  250,000            6,465,006            9,835,000

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING TRANSACTIONS:
    Tax benefit of exercise of nonqualified options              34,281              439,452              497,412


See notes to consolidated financial statements


                               DIRECT FOCUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Direct Focus Inc. (the "Company," a Washington corporation) is a direct marketing company that develops and markets premium quality, premium priced, branded consumer products. The Company has two operating segments. One is the direct business through which they market consumer products directly through a variety of direct marketing channels, including spot television commercials, infomercials, print media, response mailings, and the Internet. The Company's principal products are the Bowflex line of home fitness equipment and a line of premium quality airbeds (Nautilus Sleep Systems). As a result of the acquisition in January 1999 of Nautilus International, Inc., the Company added a second business segment which comprises a significant component of the Company's operations and includes Nautilus commercial and home fitness equipment.

         CONSOLIDATION

         The consolidated financial statements of the Company include Direct Focus, Inc., Nautilus HPS, Inc., Nautilus, Inc., DFI Properties, LLC, BFI Advertising, Inc., DFI Sales, Inc., and Nautilus Fitness Products, Inc. All inter-company transactions have been eliminated.

         USE OF ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash on hand, cash deposited with banks and financial institutions and highly liquid debt instruments purchased with maturity dates of three months or less at date of acquisition. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

         INVENTORIES

         Inventories are stated at the lower of average cost or market.

         ADVERTISING

         The Company expenses the production costs of advertising the first time the advertising takes place.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

         Management reviews investment in long-lived assets for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. There have been no such events or circumstances in the three years ended December 31, 1999. If there were an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value.

         OTHER ASSETS

         Other assets consist of acquisition costs, license agreements, patents and trademarks. Amortization is computed using the straight-line method over estimated useful lives of three to twenty years. The trademark associated with the Nautilus acquisition was valued at $4,349,839 and is being amortized over twenty years.

         WARRANTY COSTS

         The Company's warranty policy provides for coverage for defects in material and workmanship. Warranty periods on the Company's products range from two to five years on the Bowflex lines of fitness products and twenty years on airbeds. The Nautilus commercial line of fitness products includes a lifetime warranty on the structural frame, welded moving parts and weight stacks, a 120-day warranty on upholstery and padded items, and a one-year warranty on all other parts. A provision for estimated warranty costs of $70,000 and $383,356 is included in accrued liabilities at December 31, 1998 and 1999, respectively.

         REVENUE RECOGNITION

         Revenue from product sales is generally recognized at the time of shipment. Revenue is recognized upon installation for the Nautilus commercial equipment, if the Company's truck fleet is used for delivery of the products. The Company has established reserves for potential sales returns for 1998 and 1999 of $600,704 and $786,921, respectively, based upon historical experience.

         INCOME TAXES

         Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

         COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "REPORTING COMPREHENSIVE INCOME," which requires presentation of comprehensive income within an entity's primary financial statements. Comprehensive income is defined as net income as adjusted for changes to equity resulting from events other than net income or transactions related to an entity's capital structure.
Comprehensive income equaled net income for all periods presented.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of the Company's cash, trade receivables, trade payables, royalty payables, and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments.

         RECENT ACCOUNTING PRONOUNCEMENT

         In June 1999, the FASB issued Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. We do not currently have any derivative instruments and, accordingly, do not expect the adoption of SFAS 133 to have an impact on our financial position or results of operations.

         RECLASSIFICATIONS

         Certain amounts from 1997 and 1998 have been reclassified to conform to the 1999 presentation.

2.       PUBLIC OFFERING

         On May 5, 1999, the Company completed its initial U.S. public offering of common stock listed on the Nasdaq exchange. The initial offering consisted of one million total shares at $20.50 per share, of which 825,000 shares were offered by the Company, with an additional 175,000 shares offered by selling shareholders. On June 10, 1999, the underwriting group exercised a 150,000 share over-allotment. Total net proceeds realized by Direct Focus, Inc. from the offerings were $17.9 million. The Company was listed on the Toronto Stock Exchange from January 1993 to May 1999.

3.       ACQUISITION OF NAUTILUS

         Effective January 4, 1999, the Company acquired substantially all of the net assets of Nautilus International, Inc. ("Nautilus"). Nautilus was a manufacturer and distributor of commercial fitness equipment and, to a limited extent, consumer fitness equipment and accessories. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed, and results of operations have been included in the accompanying financial statements since the date of acquisition. The Company paid approximately $16.7 million, including acquisition costs of approximately $500,000, for the assets and intellectual property of Nautilus and assumed $1.8 million of current liabilities.

         The total cost of the acquisition has been allocated to the assets acquired and liabilities assumed as follows:

       Cash                                                        $      8,512
       Trade receivables                                              3,006,890
       Inventories                                                    3,104,131
       Prepaid expenses and other current assets                        108,206
       Furniture and equipment                                        7,991,685
       Other assets                                                   4,349,839
       Liabilities assumed                                          (1,825,285)
                                                                 --------------
                     Total                                         $ 16,743,978
                                                                 ==============

         The unaudited pro forma financial information below for the year ended December 31, 1998 was prepared as if the transaction had occurred on January 1, 1998:

         Revenue                                         $76,600,696
         Net income                                      $ 9,868,213
         Basic earnings per share                        $      1.06
         Diluted earnings per share                      $      1.01


         The unaudited pro forma information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the respective year, nor does it purport to indicate the results of future operations of the Company.

4.       INVENTORIES

         Inventories at December 31 consisted of the following:

                                                        1998              1999
                                                        ----              ----
        Finished goods............................... $1,758,171         $1,145,848
        Work in process..............................        -            1,141,803
        Parts and components.........................    856,502          6,879,903
                                                     ------------     -------------
                                                      $2,614,673         $9,167,554
                                                     ============     =============

5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets. Details of property, plant and equipment are summarized as follows at December 31:

                                                                    Estimated
                                                                   Useful Life          1998                 1999
                                                                   ------------    --------------       ----------------

         Land....................................................      N/A          $          -          $      140,000
         Buildings...............................................     31.5                     -               5,870,592
         Computer equipment......................................     3 - 5            1,411,523               2,737,488
         Production equipment....................................      10                410,682               2,481,839
         Furniture and fixtures..................................       5                459,297                 462,174
         Automobiles.............................................       7                      -                  53,000
                                                                                   --------------        ---------------
                                                                                       2,281,502              11,745,093
         Less accumulated depreciation...........................                        438,790               1,100,255
                                                                                   --------------        ---------------
         Property, plant and equipment, net......................                   $  1,842,712           $  10,644,838
                                                                                   ==============        ===============


6.       ACCRUED LIABILITIES

         Accrued liabilities at December 31 consisted of the following:

                                                                                         1998                1999
                                                                                         ----                ----
         Accrued payroll.........................................                     $  660,888        $ 2,318,771
         Accrued warranty expense................................                         70,000            383,356
         Sales return reserve....................................                        600,704            786,921
         Accrued advertising.....................................                        275,298            137,742
         Accrued other...........................................                        244,363            424,750
                                                                                    -------------    --------------
            Total................................................                    $ 1,851,253        $ 4,051,540
                                                                                    =============    ==============


7.       COMMITMENTS AND CONTINGENCIES

         LINES OF CREDIT

         During 1999, the Company obtained a line of credit for $5 million with a bank. The line is secured by the Company's general assets, and interest is payable on outstanding borrowings under the line at the bank's prime rate (8.5% at December 31, 1999). There were no outstanding borrowings on the line of credit at December 31, 1999.

         OPERATING LEASES

         The Company leases its Vancouver, Washington office and warehouse facilities under an operating lease which expires April 30, 2002. The lease commitment is subject to an annual rent adjustment based upon changes in the consumer price index, limited to a 6.0% annual change. The agreement provides for an annual cancellation provision by the Company upon proper notification. Under a separate agreement in 1997, which was amended in 1998, the Company leased additional warehouse facilities. This operating lease expires May 21, 2000.

         In December 1999, the Company leased a distribution center in Las Vegas, Nevada to service the Southwestern part of the United States. This operating lease expires November 30, 2002.

       Nautilus HPS, Inc. leases trucks and trailers and other equipment used in the Nautilus commercial business. These leases expire over various terms through December 2002.

         Rent expense under all leases was $107,361 in 1997, $239,197 in 1998, and $664,922 in 1999.

         OBLIGATIONS

         Future minimum lease payments under the operating leases during the years ending December 31 are as follows:


       2000..........................................    $  609,677
       2001..........................................       427,906
       2002..........................................       245,973
                                                         -----------
       Total minimum lease payments..................    $1,283,556
                                                         ===========


8.       STOCK OPTIONS

         The Company's stock-based compensation plan was adopted in June 1995. The Company can issue both nonqualified stock options to the Company's officers and directors and qualified options to the Company's employees. The plan was amended in June 1998 so the Company may grant options up to 1,857,961 shares of common stock. At December 31, 1999, 561,215 shares are available for future issuance under the plan. The plan is administered by the Company's Board of Directors which determines the terms and conditions of the various grants awarded under these plans. Stock options granted generally have an exercise price equal to the closing market price of the Company's stock on the date of the grant, and vesting periods vary by option granted, generally no longer than four years.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," which encouraged (but did not require) that stock-based compensation cost be recognized and measured by the fair value of the equity instrument awarded. The Company did not change its method of accounting for its stock-based compensation plans and will continue to apply Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS ISSUED TO EMPLOYEES," and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these plans in the financial statements. If compensation cost on stock options granted in 1997, 1998 and 1999 under these plans had been determined based on the fair value of the options consistent with that described in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 1997, 1998 and 1999.

                                                            1997            1998          1999
                                                         ----------     ------------   -----------
Net income, as reported.............................     $2,421,166     $12,485,494    $20,342,891
Net income, pro forma...............................      2,334,082      12,274,208     19,958,204

Diluted earnings per share, as reported.............       $   0.25        $   1.28      $    1.95
Diluted earnings per share, pro forma...............       $   0.25        $   1.26      $    1.91


         The pro forma amounts may not be indicative of the effects on reported net income for future years due to the effect of options vesting over a period of years and the granting of stock compensation awards in future years.

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1998 and 1999, respectively; all options granted will vest as scheduled; no dividend yield for all three years; risk-free interest rate of 5.5%, 5% and 6.4%; expected volatility of 93%, 76% and 60%; and expected lives of five years for all three years.

         A summary of the status of the Company's stock option plans as of December 31, 1997, 1998 and 1999, and changes during the years ended on those dates is presented below.

                                               1997                          1998                           1999
                                     --------------------------  ----------------------------  ----------------------------
                                                      Weighted                    Weighted                       Weighted
                                                      Average                     Average                        Average
                                                      Exercise                    Exercise                       Exercise
                                        Shares         Price        Shares          Price         Shares           Price
                                       --------      ---------     -------         -------       --------       -----------

 Outstanding at beginning of year....   646,500         $0.18       813,113         $0.47         550,618         $2.39
 Granted.............................   386,500          0.96       188,000          5.70         169,680         20.21
 Forfeited or cancelled..............   (90,000)         0.98        (7,300)         0.96         (21,334)        10.71
 Exercised...........................  (129,887)         0.12      (443,195)         0.30        (231,825)         1.30
                                       ------------ -----------  ------------- --------------  -------------- -------------
 Outstanding at end of year..........   813,113         $0.47       550,618         $2.39         467,139         $9.03
                                       ============ ===========  ============= ==============  ============== =============

 Options exercisable at end of          504,779                     309,199                       214,502
 year................................  ============              =============                 ==============


         The following table summarizes information about stock options outstanding as of December 31, 1999:


                         Options Outstanding                                                       Options Exercisable
                         -------------------                                                       -------------------

                                                                   Average         Weighted       Number         Weighted
                                                                  Remaining        Average          of           Average
                                                  Number         Contractual      Exercise        Shares         Exercise
          RANGE OF EXERCISE PRICES              Outstanding      Life (Years)       Price       Exercisable        Price
          ------------------------              -----------      ------------       -----       -----------        -----
               $0.12 - $0.98                      159,451            2.3           $0.90          138,951          $0.89
               $4.62 - $9.75                      143,008            3.2            5.23           65,671           4.65
              $18.50 - $20.69                     164,680            4.6           20.20            9,880          19.84
--------------------------------------------  -----------------  ------------- --------------  -------------- -------------
               $0.12 - $20.69                     467,139            3.4           $9.03          214,502          $3.39
                                              =================  ============= ==============  ============== =============


9.       INCOME TAXES

           The Company realizes income tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial statement purposes, any reduction in income tax obligations as a result of these tax benefits is credited to common stock.

         The provision for (benefit from) income taxes consists of the following for the three years ended December 31, 1999:

                                                                              1997            1998            1999
                                                                         ---------------- -------------- ---------------
Current:
   Federal..........................................................      $ 1,085,409      $ 6,608,100    $11,634,863
   State............................................................           -                -             345,010
                                                                         ---------------- --------------  ---------------
        Total Current...............................................        1,085,409        6,608,100     11,979,873
                                                                         ---------------- -------------- ---------------
Deferred:
   Federal..........................................................          140,659           99,484       (484,448)
   State............................................................            -                -              -
                                                                         -------------- ---------------  ---------------
        Total Deferred..............................................          140,659           99,484       (484,448)
                                                                         ---------------- -------------- ---------------

 Total Provision....................................................       $1,226,068    $   6,707,584    $11,495,425
                                                                         ================ ============== ===============

                  The components of the net deferred tax asset/liability at December 31, 1998 and 1999 are as follows:


                                                                                               1998             1999
                                                                                          ---------------- ----------------
Current:
   Assets:
          Accrued vacation.....................................................              $  12,468        $ 124,933
          Allowance for doubtful accounts......................................                 14,000          106,633
          Inventory reserve....................................................                 17,500          107,083
          Uniform capitalization...............................................                 20,114           43,750
          Accrued reserves.....................................................                195,216          442,847
          Customer deposits....................................................                 52,128          384,034
          Other................................................................                      -          202,205

   Liabilities:
      Prepaid advertising......................................................               (82,984)        (440,476)
      Other prepaids...........................................................               (12,705)        (150,220)
                                                                                          ---------------- ----------------
   Net current deferred tax asset..............................................              $ 215,737       $  820,789
                                                                                          ================ ================

Non Current
   Liabilities:
      Other....................................................................             $       -       $  (39,908)
      Depreciation.............................................................               (66,880)        (147,576)
                                                                                          ---------------- ----------------
   Net long-term deferred tax liability........................................             $ (66,880)      $ (187,484)
                                                                                          ================ ================

         A reconciliation of the statutory income tax rate with the company's effective income tax rate is as follows:

                                                                                               1998           1999
                                                                                          --------------- --------------
      Federal..................................................................                35.00%       35.00%
      State....................................................................                 -            1.08%
      Other....................................................................                 (.05%)       0.03%
                                                                                          --------------- --------------
         Total.................................................................                34.95%       36.11%
                                                                                          =============== ==============

10.      EARNINGS PER SHARE

         The per share amounts are based on the weighted average number of basic and dilutive common equivalent shares assumed to be outstanding during the period of computation. Net income for the calculation of both basic and diluted earnings per share is the same for all periods.

         The calculation of weighted average outstanding shares is as follows:

                                                                                   Average Shares
                                                                  ------------------------------------------------------

                                                                        1997              1998               1999
                                                                  ----------------- ------------------ -----------------
Basic shares outstanding......................................        8,986,655          9,336,525          10,165,617
Common stock equivalents......................................          524,213            389,433             259,591
                                                                  ----------------- ------------------ -----------------
Diluted shares outstanding....................................        9,510,868          9,725,958          10,425,208
                                                                  ================= ================== =================


11.      STOCK REPURCHASE PROGRAM

         In the third quarter, the Board of Directors authorized the expenditures of up to $8 million to purchase shares of Direct Focus, Inc. common stock in open market transactions until December 31, 1999. During the third quarter, the Company bought back $3.7 million, or 211,200 common shares in the open market.

12.      RELATED-PARTY TRANSACTIONS

         The Company incurred royalty expense under an agreement with a stockholder of the Company of $530,805 in 1997, $1,603,821 in 1998, and $2,815,116 in 1999, of which $548,211 and $893,563 was payable at December 31,
1998 and 1999, respectively.

         The Company incurred investment consulting expense under an agreement with a director of the Company of $30,000 in 1997, all of which was paid in 1997. This agreement expired in 1997.

13.      LITIGATION SETTLEMENT

         On July 17, 1999, the Company reached an agreement with a competitor to settle pending litigation. As a result of the settlement, the Company took a one-time, after-tax charge of $2.6 million in the second quarter. The Company made an $8 million cash payment to the competitor, of which $4 million was paid by insurance.

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

         This settlement does not affect the ongoing direct marketing campaign for the Company's Bowflex home fitness equipment Additionally, in the normal course of business, the Company is a party to various other legal claims, actions and complaints. Although it is not possible to predict with certainty whether the Company will ultimately be successful in any of these legal matters, or what the impact might be, the

Company believes that disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

14.      OPERATING SEGMENTS

         The Company's operating segments include its direct products segment which includes all products marketed directly to consumers through a variety of direct marketing channels. The Bowflex line of fitness equipment and the Nautilus Sleep Systems are the principal products in the Company's direct products segment. The other operating segment is the Nautilus products line which includes products and operations that are not directly marketed to consumers. Products in the segment include Nautilus commercial fitness equipment and Nautilus fitness accessories. Accounting policies used by the segments are the same as those disclosed in Note 1.

         The following table presents information about the Company's two operating segments (in thousands):


                                                              Direct Products     Nautilus Products         Total
                                                             ------------------- --------------------- -----------------
YEAR ENDED DECEMBER 31, 1999
   Revenues from external customers                                $101,927            $ 19,091              $121,018
   Interest income                                                    1,002                   2                 1,004
   Depreciation and amortization expense                                565                 618                 1,183
   Income tax expense                                                11,084                 411                11,495
   Segment net income                                                19,715                 628                20,343
   Segment assets                                                    47,753              19,557                67,310
   Additions to property, plant and equipment                         1,379                 550                 1,929

YEAR ENDED DECEMBER 31, 1998
   Revenues from external customers                               $  57,297                   -              $ 57,297
   Interest income                                                      527                   -                   527
   Depreciation and amortization expense                                302                   -                   302
   Income tax expense                                                 6,708                   -                 6,708
   Segment net income                                                12,485                                    12,485
   Segment assets                                                    24,373                   -                24,373
   Additions to property, plant and equipment                         1,739                   -                 1,739

YEAR ENDED DECEMBER 31, 1997
   Revenues from external customers                               $  19,886                   -              $ 19,886
   Interest income                                                      119                   -                   119
   Depreciation and amortization expense                                 96                   -                    96
   Income tax expense                                                 1,226                   -                 1,226
   Segment net income                                                 2,421                                     2,421
   Segment assets                                                     7,922                   -                 7,922
   Additions to property, plant and equipment                           279                   -                   279



15.      EMPLOYEE BENEFIT PLAN

         The Company adopted a 401(k) profit sharing Plan in 1999 covering all employees over the age of 18, who also have three months of service. Each participant in the 401(k) Plan may contribute up to 15% of eligible compensation during any calendar year, subject to certain limitations. The 401(k) Plan provides for Company matching contributions of up to 50% for eligible contributions for participants who have one year of service. In addition, the Company may make discretionary contributions. Employees are 100% vested in the matching and discretionary contributions after four years of service. Expense for the Plan was $103,793 for the year ended December 31, 1999.


                                                    DIRECT FOCUS, INC.
                                                       Schedule II
                                            Valuation and Qualifying Accounts
                                           Three years ended December 31, 1999
                                                      (in thousands)
---------------------------------------------------------------------------------------------------------------------------

                                                     Balance at          Charged to                          Balance at
                                                     Beginning           Costs and                            End of
                Description                          of Period           Expenses          Deductions         Period
--------------------------------------------     ------------------   ----------------   -------------- --------------------
 Allowance for doubtful accounts:
 1997.......................................           12,000               73,000                  -           85,000
 1998.......................................           85,000                    -             45,000           40,000
 1999.......................................           40,000              264,727                  -          304,727

 Sales returns and allowances:
 1997.......................................           37,000              248,000                  -          285,000
 1998.......................................          285,000              315,704                  -          600,704
 1999.......................................          600,704              186,217                  -          786,921


 Warranty reserves
 1997.......................................           10,000               10,000                  -           20,000
 1998.......................................           20,000               50,000                  -           70,000
 1999.......................................           70,000              313,356                  -          383,356


         All other financial statement schedules have been omitted since they are not required, not applicable, or the information is included in the consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                                     PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Information required by this item is included under the captions "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," respectively, in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is included under the caption "EXECUTIVE COMPENSATION" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is included under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by this item is included under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's Proxy Statement for its 2000 Annual Meeting of shareholders and is incorporated herein by reference.

                                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

         See the Consolidated Financial Statements in Item 8.

(a)(2)   FINANCIAL STATEMENT SCHEDULE

         See Schedule II - Valuation and Qualifying Accounts in Item 8.

(a)(3)   EXHIBITS

         The following exhibits are filed herewith and this list is intended to constitute the exhibit index:


Exhibit No.
-----------
   3.1         Articles of Incorporation, as Amended - Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Company's Registration
               Statement on Form S-1, as filed with the Securities and Exchange
               Commission (the "Commission") on March 3, 1999.

   3.2         Amended and Restated Bylaws - Incorporated by reference to
               Exhibit 3.4 of Amendment No. 2 to the Company's Registration
               Statement on Form S-1, as filed with the Commission on April 30, 1999.

   10.1 Direct Focus, Inc. Stock Option Plan, as amended - Incorporated by reference to Exhibit 10.1 to the Company's Registration
               Statement on Form S-1, as filed with the Commission on March 3, 1999.

   10.2        Lease Agreement dated September 16, 1992, between Bow-Flex of
               America, Inc. and Christensen Group, Inc. - Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

   10.3        First Amendment to Lease dated September 16, 1992, between
               Bow-Flex of America, Inc. and Christensen Group, Inc. -
               Incorporated by reference to Exhibit 10.3 of the Company's
               Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.




   10.4        Amendment to Bowflex, Inc. Lease Extension, dated August 27,
               1996, between Bowflex, Inc. and Ogden Business Park Partnership -
               Incorporated by reference to Exhibit 10.4 of the Company's
               Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

   10.5        First Amendment to Lease, dated December 10, 1996, between
               Bowflex, Inc. and Ogden Business Park Partnership - Incorporated by reference to Exhibit 10.5 of the Company's Registration
               Statement on Form S-1, as filed with the Commission on March 3, 1999.

   10.6        Lease Agreement, dated June 4, 1998, between Direct Focus, Inc.
               and Hart Enterprises - Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

   10.7        Amendment to Lease, dated as of October 20, 1998, between Direct
               Focus, Inc. and LeRoy Hart Rentals. Incorporated by reference to
               Exhibit 10.6 of the Company's Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

   10.8        Borrowing Agreement, dated December 16, 1998, between Direct
               Focus, Inc. and Seafirst Bank - Incorporated by reference to
               Exhibit 10.8 of the Company's Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

   10.9        Royalty Agreement, dated as of April 9, 1988, between Bow-Flex of
               America, Inc. and Tessema D. Shifferaw - Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

   10.10       Royalty Payment Agreement, dated as of June 18, 1992, between
               Tessema D. Shifferaw, Brian R. Cook and R.E. "Sandy" Wheeler -
               Incorporated by reference to Exhibit 10.10 of the Company's
               Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

   10.11       First Amended and Restated Merchant Agreement dated as January
               27, 1999, between Direct Focus, Inc. and Household Bank (SB),
               N.A. - Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

   10.12       Lease Agreement, dated July 19, 1999, between Direct Focus, Inc.
               and Las Vegas Motor Speedway, LLC.

   21          Subsidiaries of Direct Focus, Inc. - Incorporated by reference to
               Exhibit 21 of the Company's Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

   23          Consent of Deloitte & Touche LLP




   24.1        Power of Attorney for Kirkland C. Aly

   24.2        Power of Attorney for C. Reed Brown

   24.3        Power of Attorney for C. Rowland Hanson

   24.4        Power of Attorney for Paul F. Little

   24.5        Power of Attorney for Roger J. Sharp

   24.6        Power of Attorney for Roland E. "Sandy" Wheeler

   27          Financial Data Schedule


(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1999.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2000                                DIRECT FOCUS, INC.


                                                     By______________________
                                                     Brian R. Cook, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2000:

SIGNATURE                           TITLE
----------                          ------



--------------                      President (Principal Executive Officer)
Brian R. Cook


--------------                      Chief Financial Officer and Secretary
Rod W. Rice                         (Principal Financial and Accounting Officer)


Kirkland C. Aly*                    Director
----------------
Kirkland C. Aly


C. Reed Brown*                      Director
-----------------
C.  Reed Brown


C. Rowland Hanson*                  Director
------------------
C. Rowland Hanson


Paul F. Little*                     Director
-------------------
Paul F. Little


Roger J. Sharp*                     Director
-------------------
Roger J. Sharp


Roland E. "Sandy" Wheeler*          Director
-------------------------
Roland E. "Sandy" Wheeler


*By: ________________________       March 29, 2000
          Rod W. Rice
          ATTORNEY-IN-FACT

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2000                   DIRECT FOCUS, INC.



                                         By: ______________________________
                                              Brian R. Cook, President



SIGNATURE                                TITLE
----------                               -------

/s/ BRIAN R. COOK                        President (Principal Executive Officer)
-----------------
Brian R. Cook


/s/ ROD W. RICE                           Chief Financial Officer and Secretary
------------------                        (Principal Financial and Accounting
Rod W. Rice                                Officer)


/s/ KIRKLAND C. ALY                        Director
-------------------
Kirkland C.  Aly


/s/ C. REED BROWN                          Director
-------------------
C. Reed Brown


/s/ C. ROWLAND HANSON                      Director
--------------------
C. Rowland Hanson


/s/ PAUL F. LITTLE                         Director
------------------
Paul F. Little


/s/ ROGER J. SHARP                         Director
-------------------
Roger J.  Sharp


/s/ ROLAND E. "SANDY" WHEELER              Director
----------------------------
Roland E. "Sandy" Wheeler