Form 10-Q
period 2000-03-31
DIRECT FOCUS INC
filed 2000-05-10
CIK 1078207

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                        Commission file number: 000-25867

                               DIRECT FOCUS, INC.

             (Exact name of registrant as specified in its charter)

                 Washington                                   943002667
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

Number of shares of issuer's common stock outstanding as of March 31, 2000: 10,405,035

                                  Page 1 of 15
                            Exhibit Index on Page 15

                               DIRECT FOCUS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                               Page

Item 1.       Financial Statements                                                              3

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                         8

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                 13



                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                               DIRECT FOCUS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31,                December 31,
                                                                          2000                       1999
                                                                    ------------------         ------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $   46,127,947             $   35,703,457
  Trade receivables (less allowance for doubtful accounts of:
    2000, $367,684 and 1999, $304,727)                                    2,921,649                  4,744,213
  Inventories                                                            10,469,642                  9,167,554
  Prepaid expenses and other assets                                       2,057,854                  1,863,951
  Current deferred tax asset                                                 87,051                    820,789
                                                                    ------------------         ------------------

         Total current assets                                            61,664,143                 52,299,964
                                                                    ------------------         ------------------

PROPERTY, PLANT AND EQUIPMENT (less accumulated
  depreciation of: 2000, $1,490,163 and 1999, $1,088,239)                10,994,511                 10,644,838


LONG-TERM DEFERRED TAX ASSETS                                               670,213                          -

OTHER ASSETS (less accumulated amortization of:
  2000, $331,731 and 1999, $272,183)                                      4,309,916                  4,364,963
                                                                    ------------------         ------------------

TOTAL ASSETS                                                         $   77,638,783             $   67,309,765
                                                                    ==================         ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                     $    6,919,347             $    5,871,369
  Accrued liabilities                                                     3,948,282                  4,051,540
  Income taxes payable                                                    5,327,755                  2,177,236
  Royalty payable to stockholders                                         1,002,574                    893,563
  Customer deposits                                                       1,231,435                  1,097,748
                                                                    ------------------         -----------------

         Total current liabilities                                       18,429,393                 14,091,456
                                                                    ------------------         -----------------

LONG-TERM DEFERRED TAX LIABILITY                                                  -                    187,484
                                                                    ------------------         -----------------

STOCKHOLDERS' EQUITY:
  Common stock - authorized, 50,000,000 shares of no par value;
    Outstanding, 2000: 10,405,035 shares, 1999: 10,444,148 shares        15,862,543                 18,602,420
  Retained earnings                                                      43,346,847                 34,428,405
                                                                    ------------------         -----------------

        Total stockholders' equity                                       59,209,390                 53,030,825
                                                                    ------------------         -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   77,638,783             $   67,309,765
                                                                    ==================         =================

See notes to consolidated financial statements.

                               DIRECT FOCUS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                         Three months ended March 31,
                                        ------------------------------
                                            2000              1999
                                        ------------      ------------
NET SALES                               $ 42,906,865      $ 26,112,530

COST OF SALES                             10,758,296         7,389,196
                                        ------------      ------------

        Gross profit                      32,148,569        18,723,334
                                        ------------      ------------

EXPENSES:

Selling and marketing                     15,816,575        10,088,754
General and administrative                 1,959,368         1,101,372
Royalties                                  1,013,987           625,921
                                        ------------      ------------

        Total operating expenses          18,789,930        11,816,047
                                        ------------      ------------

INCOME FROM OPERATIONS                    13,358,639         6,907,287
                                        ------------      ------------

OTHER INCOME (EXPENSE):
Interest income                              615,517            61,923
State business tax and other - net           (39,147)          (78,114)
                                        ------------      ------------

 Total other income (expense) - net          576,370           (16,191)
                                        ------------      ------------

INCOME BEFORE INCOME TAXES                13,935,009         6,891,096
                                        ------------      ------------

INCOME TAX EXPENSE                         5,016,567         2,411,883
                                        ------------      ------------

NET INCOME                              $  8,918,442      $  4,479,213
                                        ============      ============

BASIC EARNINGS PER SHARE                $       0.85      $       0.47
                                        ============      ============

DILUTED EARNINGS PER SHARE              $       0.83      $       0.45
                                        ============      ============

Basic shares outstanding                  10,491,001         9,517,579
Diluted shares outstanding                10,738,102         9,902,037

See notes to consolidated financial statements.

                                                DIRECT FOCUS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three months ended March 31,
                                                                             ---------------------------------------
                                                                                    2000                   1999
                                                                             -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $   8,918,442         $   4,479,213
Adjustments to reconcile net income to net cash provided
by operating activities:
  Depreciation and amortization                                                      461,471               261,813
  Deferred income taxes                                                               48,403              (361,567)
  Changes in:
    Trade receivables                                                              1,822,564              (294,263)
    Inventories                                                                   (1,302,088)           (1,977,977)
    Prepaid expenses and other current assets                                       (193,903)              272,646
    Trade payables                                                                 1,047,978             1,924,813
    Income taxes payable                                                           3,150,519             2,123,450
    Accrued liabilities and royalty payable to stockholders                            5,753               294,608
    Customer deposits                                                                133,687               207,719
                                                                             -----------------     -----------------

         Net cash provided by operating activities                                14,092,826             6,930,455
                                                                             -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property, plant and equipment                                        (751,597)             (383,177)
  Additions to other assets                                                           (4,500)                    -
  Acquisition cost of Nautilus                                                             -           (16,747,241)
                                                                             -----------------     -----------------

               Net cash used in investing activities                                (756,097)          (17,130,418)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Prepaid public offering cost                                                             -              (168,959)
  Proceeds from exercise of stock options, net                                       136,414                45,458
  Funds used for stock repurchase                                                 (3,048,653)                    -
                                                                             -----------------     -----------------

         Net cash used in financing activities                                    (2,912,239)             (123,501)
                                                                             -----------------     -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              10,424,490           (10,323,464)
                                                                             -----------------     -----------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    35,703,457            18,910,675
                                                                             -----------------     -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $    46,127,947         $   8,587,211
                                                                             =================     =================
SUPPLEMENTAL DISCLOSURE OF INFORMATION:
    Cash paid for interest                                                   $             -         $           -
    Cash paid for income taxes                                                     1,998,500               650,000

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING TRANSACTIONS:
   Tax benefit of exercise of nonqualified options                                   172,362                     -

See notes to consolidated financial statements.

                               DIRECT FOCUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Direct Focus, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report for the fiscal year ended December 31, 1999.

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods presented. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

         CONSOLIDATION - The consolidated financial statements of the Company include Direct Focus, Inc., Nautilus HPS, Inc., Nautilus, Inc., DFI Properties, LLC, BFI Advertising, Inc., DFI Sales, Inc., and Nautilus Fitness Products, Inc. All intercompany transactions have been eliminated.

2.       INVENTORIES
                                                                 MARCH 31, 2000      DECEMBER 31, 1999
          Finished goods                                         $    6,461,623       $     4,682,659
          Work in process                                             1,284,770             1,141,803
          Parts and components                                        2,723,249             3,343,092
                                                               --------------------   ------------------
          Total                                                  $   10,469,642       $     9,167,554
                                                               ====================   ==================


3.             STOCK OPTIONS

         There were 77,087 options exercised at prices ranging from $.96 to $4.62 per share during the three months ended March 31, 2000. There were 49,000 new options at an exercise price of $23.56 granted during that period.

4.           OPERATING SEGMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," which establishes standards for reporting information regarding an entity's operating activities. SFAS No. 131 requires that operating segments be defined at the same level and in a similar manner as management evaluates operating performance.

The following table presents information about the Company's two operating segments (in thousands):

                                                                     NAUTILUS
                                           DIRECT PRODUCTS           PRODUCTS                TOTAL
                                           ----------------       ----------------      -----------------
PERIOD ENDED MARCH 31, 2000
   Revenues from external customers        $        38,530        $         4,377       $         42,907
                                           ================       ================      =================

  Net income (loss)                                  9,096                   (178)                 8,918
                                           ================       ================      =================

PERIOD ENDED MARCH 31, 1999
  Revenues from external customers         $        22,139        $         3,974                 26,113
                                           ================       ================      =================

  Net income                                         4,674                   (195)                 4,479
                                           ================       ================      =================



5.       EARNINGS PER SHARE

         Basic and diluted earnings per share are reconciled as follows:

                                                  MARCH 31, 2000                                MARCH 31, 1999
                                     ---------------------------------------       ---------------------------------------
                                                                   PER SHARE                                    PER SHARE
                                       INCOME          SHARES       AMOUNT            INCOME        SHARES        AMOUNT
 Basic EPS:
   Income available to common
     Shareholders                    $ 8,918,442    10,491,001     $   0.85        $ 4,479,213    9,517,579        $ 0.47
                                                                   =========                                      ========

Effect of dilutive securities:
   Stock options                          -            247,101                               -      384,458
                                     ------------   -----------                    ------------   ----------

 Diluted EPS:
  Income available to common
  share-holders plus assumed stock
  options                            $ 8,918,442    10,738,102     $   0.83        $ 4,479,213    9,902,037        $ 0.45
                                     ============   ===========    =========       ============   ==========      ========


6.       STOCK REPURCHASE PROGRAM

         In the first quarter, the Board of Directors authorized the expenditure of up to $8 million to purchase shares of Direct Focus, Inc. common stock in open market transactions until April 30, 2000. During the first quarter, the Company repurchased a total of 116,200 shares of common stock in open market transactions for an aggregate purchase price of $3.0 million.

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

         Numerous factors could affect our actual results, including the following:

     -   Our reliance on a limited product line;
     -   Market acceptance of our existing and future products;
     -   Growth management challenges;
     -   Our limited experience in marketing Nautilus Sleep Systems;
     -   A decline in consumer spending due to unfavorable economic conditions;
     -   Government regulatory action;
     - Our ability to effectively identify and negotiate any future strategic acquisitions as well as to integrate any acquired businesses into our operations; and
     - Unpredictable events and circumstances relating to international operations, including our use of foreign manufacturers.

         We describe certain of these and other key risk factors elsewhere in this Form 10-Q. Readers are further cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this form 10-Q. We undertake no obligation to update publicly any forward-looking statements to reflect new information, events or circumstances after the date of this form 10-Q or to reflect the occurrence of unanticipated events.

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

STATEMENT OF OPERATIONS DATA - THREE MONTHS ENDED MARCH 31

         The following table presents certain financial data regarding our first quarter operations in 2000 and 1999, as a percentage of total revenues:

                                                                       QUARTER ENDED MARCH 31,
                                                                            2000           1999
                                                                           ------         ------
STATEMENT OF OPERATIONS DATA
Net sales                                                                  100.0%         100.0%
Cost of sales                                                               25.1           28.3
                                                                           ------         ------

Gross profit                                                                74.9           71.7

Operating expenses
        Selling and marketing                                               36.9           38.6
        General and administrative                                           4.6            4.2
        Royalties                                                            2.3            2.4
                                                                           ------         ------

Total operating expenses                                                    43.8           45.2
Operating income                                                            31.1           26.5
Other income (expense)                                                       1.3            0.0
                                                                           ------         ------

Income before income taxes                                                  32.4           26.5
Income tax expense                                                          11.6            9.3
                                                                           ------         ------

Net income                                                                  20.8%          17.2%
                                                                           ======         ======

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2000 AND MARCH 31, 1999

NET SALES

         Net sales grew by 64.4% to $42.9 million in the first quarter of 2000 from $26.1 million in the first quarter of 1999. Sales within our direct products segment increased by 74.2% over prior year first quarter levels and accounted for $38.5 million, or 89.7%, of our aggregate net sales in the quarter. Sales within our Nautilus products segment accounted for $4.4 million or 10.3% of our net sales.

         Sales growth in the first quarter of 2000 primarily resulted from expanded direct marketing of products within our direct marketing business. Within our direct products segment, with respect to both our Bowflex products and our Nautilus Sleep Systems, we intend to further expand our use of spot television commercials and infomercials during 2000 by increasing our presence in existing television markets and entering new television markets.* We intend to increase sales within our Nautilus products segment by developing new products and expanding our sales efforts both domestically and internationally.*

         Notwithstanding our product diversification efforts, we anticipate that sales of our Bowflex Power Pro will continue to account for a substantial portion of our net sales for the foreseeable future.* Any significant diminished consumer interest in this product line would sharply reduce our net sales and profitability. In addition, the success of each of our products depends substantially on how consumers decide to spend their money. Unfavorable economic conditions may depress consumer spending, especially for premium priced products like ours.

         During the first quarter of 2000, we experienced unusually strong consumer demand compared to the first quarter of 1999 for our Bowflex products. We believe this stronger than normal growth rate will not continue in future years.* In prior years, first and third quarter sales of our Bowflex products were strong, while the second quarter reflected seasonal weakness. Our direct marketing business is largely dependent upon national cable television advertising, and we are finding that second quarter influences on television viewership, such as the broadcast of national network season finales and seasonal weather factors, are causing our spot television commercials on national cable television to be marginally less effective than in other periods of the year.*

         We believe sales within our Nautilus products segment, although stronger than the first quarter of 1999, will typically be lower in the first half of the year than in the second half.* We believe the principal reason for this trend is the commercial fitness industry's preparation for the impact of New Year's fitness resolutions in the fourth quarter, and retail store purchases of fitness equipment in preparation for the Christmas buying season and New Year fitness resolutions in the third and fourth quarters.*

GROSS PROFIT

         Gross profit grew 71.7% to $32.1 million in the first quarter of 2000, from $18.7 million in the same period a year ago. Our gross profit margin increased 3.2% to 74.9% in the first quarter of 2000, from 71.7% in the first quarter of 1999. This increase was mainly attributable to the net sales of direct products as a percentage of total net sales. The margin within our direct products segment was 78.6% in the first quarter of 2000, while there was a 42.3% margin within our Nautilus products segment for the first quarter of 2000. Sales of our direct products generated 89.7% of net sales in the first quarter of 2000 compared with 84.7% in the first quarter of 1999. This increase in percentage of direct products sold resulted in the higher profit margin for the first quarter of 2000.

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

         SELLING AND MARKETING

         Selling and marketing expenses grew to $15.8 million in the first quarter of 2000 from $10.1 million in the same period a year ago, an increase of 56.4%. This increase in selling and marketing expenses resulted primarily from the expansion of our direct marketing campaign for

Bowflex products and Nautilus Sleep Systems and variable costs associated with our sales growth.

         As a percentage of net sales, selling and marketing expenses decreased to 36.9% in the first quarter of 2000 from 38.6% in the first quarter of 1999. We believe the percentage for the first quarter of 1999 is more typical of the results we will experience.* Overall, we expect that our selling and marketing expenses will continue to increase in real dollar terms and as a percentage of net sales,* as we:

     -    Continue to expand our Bowflex direct marketing campaign;*
     -    Expand the direct marketing campaign for our Nautilus Sleep Systems;*
     - Integrate the marketing and distribution infrastructure for our Nautilus line of fitness equipment;* and
     - Expand marketing for our new home fitness equipment products and fitness accessories under the Nautilus brand name.*

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses grew to $2.0 million in the first quarter of 2000 from $1.1 million in the same period a year ago, an increase of 81.8%. Our direct marketing business accounted for $0.7 million of the increase, due primarily to increased staffing and infrastructure expenses necessary to support our anticipated growth. Our Nautilus operations accounted for the remaining increase of $0.2 million. As a percentage of net sales, general and administrative expenses increased to 4.6% in the first quarter of 2000 from 4.2% in the same period a year ago. The increase in general and administrative expenses as a percentage of our net sales resulted primarily from our efforts to integrate the Nautilus business into our operations and expand our administrative staff and other resources to manage anticipated growth.* We believe that our general and administrative expenses will continue to increase in future periods in real dollar terms, but not materially as a percentage of net sales.*

         ROYALTY

         Royalty expense grew to $1.0 million in the first quarter of 2000 from $0.6 million in the same period a year ago, an increase of 66.7%. The increase in our royalty expenses is attributable to the increased sales of our Bowflex products in the quarter. Our royalty expenses will increase if sales of our Bowflex products continue to increase.*

         OTHER INCOME (EXPENSE)

         In the first quarter of 2000, other income was $0.6 million compared to an expense of $16,000 for the same period a year ago. The increase resulted primarily from interest earned on invested cash and cash equivalents. We expect other income to increase if invested cash balances increase.*

         INCOME TAX EXPENSE

         Income tax expense increased by $2.6 million for the first quarter of 2000 because of the growth in our income before taxes. We expect our income tax expense to increase in line with increases of our income before taxes.*

         NET INCOME

         For the reasons discussed above, net income grew to $8.9 million in the first quarter of 2000 from $4.5 million in the same period a year ago, an increase of 97.8%.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have financed our growth primarily from cash generated by our operating activities. During the first quarter of 2000, our operating activities generated over $14.1 million in net cash, which contributed to an aggregate $46.1 million balance in cash and cash equivalents. We anticipate that our working capital requirements will increase as a result of increased inventory and accounts receivable related to our Nautilus operations.* We also expect to materially increase our cash expenditures on spot commercials and infomercials as we expand the direct marketing campaigns for our Bowflex products and Nautilus Sleep Systems.* To accommodate our anticipated growth, we plan to build a distribution center in Las Vegas, Nevada and purchase a building in Vancouver, Washington to consolidate our Washington operations.

         On April 1, 2000, we increased our line of credit with Bank of America to $10.0 million. The line of credit is secured by our general assets and contains certain financial covenants. As of the date of this filing we are in compliance with all material covenants applicable to the line of credit, and there is no outstanding balance under the line.

         We believe our existing cash balances, combined with our line of credit, will be sufficient to meet our capital requirements for at least the next 12 months.*

USE OF PROCEEDS

         We received approximately $17.9 million in net proceeds from the sale of 975,000 shares of common stock in our May 1999 initial U.S. public offering, which includes proceeds from the overallotment option exercised by the managing underwriters. During 1999, we applied $3.7 million of the net proceeds toward stock repurchases and $1.3 million toward computer and related technology upgrades. We also used approximately $5.0 million of the net proceeds for working capital purposes, including increased direct marketing expenditures and increases in inventory and accounts receivable balances due to the growth of our business. During the first quarter of 2000, we used $3.0 million for additional stock repurchases. We have invested all unexpended net proceeds in an interest bearing depository account with Bank of America, pending anticipated application of proceeds in fiscal 2000 toward such purposes as further stock repurchases, the construction of a distribution center in Las Vegas, Nevada, the purchase of a building in Vancouver, Washington to consolidate our Washington operations, and any of the other purposes described in our registration statement on Form S-1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

              27.      Financial Data Schedule

     (b)      Reports on Form 8-K

              None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DIRECT FOCUS, INC

                                (Registrant)

MAY 9, 2000                      BY: /s/    BRIAN R. COOK
-----------                      -----------------------------

Date                             Brian R. Cook, President and Chief
                                 Executive Officer


MAY 9, 2000                      BY: /s/     ROD W. RICE
-----------                      -----------------------

Date Rod W. Rice, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                  TITLE

27                              Financial Data Schedule