Form 10-Q
period 2000-06-30
DIRECT FOCUS INC
filed 2000-08-10
CIK 1078207

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

Commission file number: 000-25867

DIRECT FOCUS, INC.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	94-3002667 (I.R.S. Employer Identification No.)

2200 NE 65th Avenue
Vancouver, Washington 98661
(Address of principal executive offices, including zip code)

(360) 694-7722
(Issuer's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of shares of issuer's common stock outstanding as of June 30, 2000: 10,434,509

Exhibit Index on Page 18

DIRECT FOCUS, INC.
INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
PART II—OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 6.	Exhibits and Reports on Form 8-K	16

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DIRECT FOCUS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2000	December 31, 1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,443,384	$35,703,457
Trade receivables (less allowance for doubtful accounts of:
2000, $378,768 and 1999, $304,727)	2,879,898	4,744,213
Inventories	13,549,470	9,167,554
Prepaid expenses and other assets	2,153,113	1,863,951
Current deferred tax asset	1,099,204	820,789

Total current assets	68,125,069	52,299,964

PROPERTY, PLANT AND EQUIPMENT (less accumulated depreciation of: 2000, $2,158,261 and 1999, $1,088,239)	11,721,811	10,644,838
LONG-TERM DEFERRED TAX ASSETS	295,000	—
OTHER ASSETS (less accumulated amortization of: 2000, $391,279 and 1999, $272,183)	4,346,182	4,364,963

TOTAL ASSETS	$84,488,062	$67,309,765

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade payables	$8,470,575	$5,871,369
Accrued liabilities	4,469,227	4,051,540
Income taxes payable	1,814,613	2,177,236
Royalty payable to stockholders	1,025,000	893,563
Customer deposits	1,012,484	1,097,748

Total current liabilities	16,791,899	14,091,456

LONG-TERM DEFERRED TAX LIABILITY	—	187,484

STOCKHOLDERS' EQUITY:
Common stock—authorized, 50,000,000 shares of no par value; Outstanding, 2000: 10,434,509 shares, 1999: 10,444,148 shares	16,180,239	18,602,420
Retained earnings	51,515,924	34,428,405

Total stockholders' equity	67,696,163	53,030,825

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$84,488,062	$67,309,765

See notes to consolidated financial statements

DIRECT FOCUS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999
NET SALES	$43,681,651	$25,244,216	$86,588,517	$51,356,746
COST OF SALES	12,491,283	7,362,016	23,250,062	14,751,212

Gross profit	31,190,368	17,882,200	63,338,455	36,605,534

EXPENSES:
Selling and marketing	16,401,562	9,920,772	32,216,335	20,009,526
General and administrative	1,823,892	1,326,408	3,782,303	2,427,780
Royalties	1,151,326	636,008	2,165,313	1,261,929
Litigation settlement	—	4,000,000	—	4,000,000

Total operating expenses	19,376,780	15,883,188	38,163,951	27,699,235

INCOME FROM OPERATIONS	11,813,588	1,999,012	25,174,504	8,906,299

OTHER INCOME (EXPENSE):
Interest income	824,195	175,245	1,439,712	237,168
State business tax and other—net	124,179	(20,408)	85,031	(98,522)

Total other income—net	948,374	154,837	1,524,743	138,646

INCOME BEFORE INCOME TAXES	12,761,962	2,153,849	26,699,247	9,044,945

INCOME TAX EXPENSE	4,595,161	754,790	9,611,728	3,166,673

NET INCOME	$8,166,801	$1,399,059	$17,087,519	$5,878,272

BASIC EARNINGS PER SHARE	$0.78	$0.14	$1.63	$0.60

DILUTED EARNINGS PER SHARE	$0.77	$0.13	$1.60	$0.58

Basic shares outstanding	10,415,036	10,156,914	10,453,018	9,838,350
Diluted shares outstanding	10,661,185	10,454,819	10,684,914	10,130,464

See notes to consolidated financial statements.

DIRECT FOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,087,519	$5,878,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,215,258	557,815
Deferred income taxes	(369,617)	(711,906)
Changes in:
Trade receivables	1,864,315	(274,336)
Inventories	(4,381,916)	(2,219,024)
Prepaid expenses and other current assets	(289,162)	(2,360,071)
Trade payables	2,599,206	1,750,777
Income taxes payable	(362,623)	(504,775)
Accrued liabilities and royalty payable to stockholders	549,124	1,487,291
Customer deposits	(85,264)	339,351
Accrued litigation settlement cost	—	4,000,000

Net cash provided by operating activities	17,826,840	7,943,394

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,173,135)	(909,828)
Additions to other assets	(100,315)	—
Acquisition cost of Nautilus	—	(16,747,241)

Net cash used in investing activities	(2,273,450)	(17,657,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering	—	17,919,146
Proceeds from exercise of stock options, net	438,159	201,804
Funds used for stock repurchase	(3,251,622)	—

Net cash (used in) provided by financing activities	(2,813,463)	18,120,950

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,739,927	8,407,275

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,703,457	18,910,675

CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,443,384	$27,317,950

SUPPLEMENTAL DISCLOSURE OF INFORMATION:
Cash paid for interest	$—	$662
Cash paid for income taxes	$10,107,800	$6,510,000
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING TRANSACTIONS:
Tax benefit of exercise of nonqualified options	391,169	—

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

    Consolidation—The consolidated financial statements of the Company include Direct Focus, Inc., Nautilus HPS, Inc., Nautilus, Inc., DFI Properties, LLC, BFI Advertising, Inc., DFI Sales, Inc., and Nautilus Fitness Products, Inc. All intercompany transactions have been eliminated.

    Recent Accounting Pronouncements—In December of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The effective date of the bulleting was delayed according to SAB No. 101A and SAB No 101B and will not be effective until the Company's fourth quarter of fiscal year 2000. Management has not yet completed an evaluation of the effects this bulletin will have on the Company's consolidated financial statements.

2.  INVENTORIES

	June 30, 2000	December 31, 1999
Finished goods	$9,715,969	$4,682,659
Work in process	904,237	1,141,803
Parts and components	2,929,264	3,343,092

Total	$13,549,470	$9,167,554

3.  STOCK OPTIONS

    There were 113,561 options exercised at prices ranging from $0.24 to $20.50 per share during the six months ended June 30, 2000. There were 49,000 new options at an exercise price of $23.56 and 167,600 options at an exercise price of $45.75 granted during the six months ended June 30, 2000. There were 28,667 options cancelled at prices ranging from $4.62 to $20.50 per share during the six months ended June 30, 2000.

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

    The following table presents information about the Company's two operating segments (in thousands):

	Direct Products		Nautilus Products		Total
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Period Ended June 30, 2000
Revenues from external customers	$38,317	$76,847	$5,365	$9,742	$43,682	$86,589

Segment net income (loss)	8,023	17,120	144	(32)	8,167	17,088

Period Ended June 30, 1999
Revenues from external customers	$21,537	$43,676	$3,707	$7,681	$25,244	$51,357

Segment net income (loss)	1,556	6,230	(157)	(352)	1,399	5,878

5.  EARNINGS PER SHARE

    Basic and diluted earnings per share are reconciled as follows:

	Three Months Ended June 30, 2000			Three Months Ended June 30, 1999
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Income available to common shareholders	$8,166,801	10,415,036	$0.78	$1,399,059	10,156,914	$0.14

Effect of dilutive securities:
Stock options	—	246,149		—	297,905

Diluted EPS:
Income available to common shareholders plus assumed stock options	$8,166,801	10,661,185	$0.77	$1,399,059	10,454,819	$0.13

	Six Months Ended June 30, 2000			Six Months Ended June 30, 1999
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Income available to common shareholders	$17,087,519	10,453,018	$1.63	$5,878,272	9,839,350	$0.60

Effect of dilutive securities:
Stock options	—	231,896		—	291,114

Diluted EPS:
Income available to common shareholders plus assumed stock options	$17,087,519	10,684,914	$1.60	$5,878,272	10,130,464	$0.58

6.  STOCK REPURCHASE PROGRAM

    Twice during fiscal 2000, the Board of Directors authorized the expenditure of up to $8 million to purchase shares of Direct Focus, Inc. common stock in open market transactions. During the six months ended June 20, 2000, the Company repurchased a total of 123,700 shares of common stock in open market transactions for an aggregate purchase price of $3.3 million. Both authorizations had expired by June 30, 2000.

7.  STOCK SPLIT

    On June 26, 2000, the Board of Directors approved a three-for-two stock split in the form of a share dividend, payable to the Company's stockholders of record as of July 31, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Statements in this Form 10-Q that Direct Focus considers to be forward-looking are denoted with an asterisk ("*"), and the following cautionary language applies to all such statements, as well as any other statements in this Form 10-Q that the reader may consider to be forward-looking. Investors are cautioned that all forward-looking statements involve risks and uncertainties and various factors could cause actual results to differ materially from those in the forward-looking statements. Direct Focus, from time to time, may make forward-looking statements relating to its financial performance, including the following:

  •
  Anticipated revenues, expenses and gross margins;

  •
  Anticipated earnings;

  •
  New product introductions; and

  •
  Future capital expenditures.

    Numerous factors could affect our actual results, including the following:

  •
  Our reliance on a limited product line;

  •
  Market acceptance of our existing and future products;

  •
  Growth management challenges;

  •
  Our limited experience in marketing Nautilus Sleep Systems;

  •
  A decline in consumer spending due to unfavorable economic conditions;

  •
  Government regulatory action;

  •
  Our ability to effectively identify and negotiate any future strategic acquisitions as well as to integrate any acquired businesses into our operations; and

  •
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

Statement of Operations Data—Three Months Ended June 30, 2000

    The following table presents certain financial data regarding our second quarter operations in 2000 and 1999, as a percentage of total revenues:

	Quarter Ended June 30,
	2000	1999
Statement of Operations Data
Net sales	100.0%	100.0%
Cost of sales	28.6	29.2

Gross profit	71.4	70.8
Operating expenses
Selling and marketing	37.5	39.3
General and administrative	4.2	5.3
Royalties	2.6	2.5
Litigation settlement	—	15.8

Total operating expenses	44.4	62.9
Operating income	27.0	7.9
Other income	2.2	0.6

Income before income taxes	29.2	8.5
Income tax expense	10.5	3.0

Net income	18.7%	5.5%

Comparison of the Quarters Ended June 30, 2000 and June 30, 1999

Net Sales

    Net sales grew by 73.4% to $43.7 million in the second quarter of 2000 from $25.2 million in the second quarter of 1999. Sales within our direct products segment increased by 78.1% over prior year second quarter levels and accounted for $38.3 million, or 87.6%, of our aggregate net sales in the quarter. Sales within our Nautilus products segment accounted for $5.4 million, or 12.4%, of our net sales.

    Sales growth in the second quarter of 2000 primarily resulted from expanded direct marketing of products within our direct products business. Within our direct products segment, with respect to both our Bowflex products and our Nautilus Sleep Systems, we intend to further expand our use of spot television commercials and infomercials during the remainder of 2000 by increasing our presence in existing television markets and entering new television markets.* We intend to increase sales within our Nautilus products segment by developing new products and expanding our sales efforts both domestically and internationally.*

    Notwithstanding our product diversification efforts, we anticipate that sales of our Bowflex Power Pro will continue to account for a substantial portion of our net sales for the foreseeable future.* Any significant diminished consumer interest in this product line would sharply reduce our net sales and profitability.* In addition, the success of each of our products depends substantially on how consumers decide to spend their money. Unfavorable economic conditions may depress consumer spending, especially for premium priced products like ours.

    During the second quarter of 2000, we experienced unusually strong consumer demand compared to the second quarter of 1999 for our Bowflex products. We believe this growth is primarily due to the success of our e-Commerce efforts and the effect of the continuing strong economy driving consumer demand. Our e-Commerce sales grew 32% in the second quarter of 2000, compared to the first quarter of 2000, and exceeded e-Commerce sales for all of 1999. In prior years, first and third quarter sales of our Bowflex products were strong, while the second quarter reflected seasonal weakness. Our direct marketing business is largely dependent upon national cable television advertising, and we have historically found that second quarter influences on television viewership, such as the broadcast of national network season finales and seasonal weather factors, are causing our spot television commercials on national cable television to be marginally less effective than in other periods of the year. Notwithstanding the strong performance of our Bowflex products in the second quarter of 2000, we believe our second quarter will reflect seasonal weakness in future years.*

    We believe sales within our Nautilus products segment, although stronger than the second quarter of 1999, will typically be lower in the first half of the year than in the second half.* We believe the principal reason for this trend is the commercial fitness industry's preparation for the impact of New Year's fitness resolutions in the fourth quarter, and retail store purchases of fitness equipment in preparation for the Christmas buying season and New Year fitness resolutions in the third and fourth quarters.*

Gross Profit

    Gross profit grew 74.3% to $31.2 million in the second quarter of 2000, from $17.9 million in the same period a year ago. Our gross profit margin increased 0.6% to 71.4% in the second quarter of 2000, from 70.8% in the second quarter of 1999. This increase was mainly attributable to the net sales of direct products as a percentage of total net sales. The margin within our direct products segment was 76.5% in the second quarter of 2000, while there was a 34.9% margin within our Nautilus products segment for the second quarter of 2000. Sales of our direct products generated 87.6% of net sales in the second quarter of 2000 compared with 85.3% in the second quarter of 1999. This increase in percentage of direct products sold resulted in the higher profit margin for the second quarter of 2000.

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

  Selling and Marketing

    Selling and marketing expenses grew to $16.4 million in the second quarter of 2000 from $9.9 million in the same period a year ago, an increase of 65.7%. This increase in selling and marketing expenses resulted primarily from the expansion of our direct marketing campaign for Bowflex products and Nautilus Sleep Systems and variable costs associated with our sales growth.

    As a percentage of net sales, selling and marketing expenses decreased to 37.5% in the second quarter of 2000 from 39.3% in the second quarter of 1999. We believe the percentage for the second quarter of 1999 is more typical of the results we will experience.* Overall, we expect that our selling and marketing expenses will increase in real dollar terms, but also will increase as a percentage of net sales,* as we:

  •
  Continue to expand our Bowflex direct marketing campaign;*

  •
  Expand the direct marketing campaign for our Nautilus Sleep Systems;*

  •
  Integrate the marketing and distribution infrastructure for our Nautilus line of fitness equipment;* and

  •
  Expand marketing for our new home fitness equipment products and fitness accessories under the Nautilus brand name.*

  General and Administrative

    General and administrative expenses grew to $1.8 million in the second quarter of 2000 from $1.3 million in the same period a year ago, an increase of 38.5%. Our direct marketing business accounted for $0.4 million of the increase, due primarily to increased staffing and infrastructure expenses necessary to support our anticipated growth. Our Nautilus operations accounted for the remaining increase of $0.1 million. As a percentage of net sales, general and administrative expenses decreased to 4.2% in the second quarter of 2000 from 5.3% in the same period a year ago. The decrease in general and administrative expenses as a percentage of our net sales resulted primarily from the growth in sales that we have experienced in 2000 compared to 1999. We believe that our general and administrative expenses will continue to increase in future periods in real dollar terms, but also will increase as a percentage of net sales.*

  Royalty

    Royalty expense grew to $1.2 million in the second quarter of 2000 from $0.6 million in the same period a year ago, an increase of 100%. The increase in our royalty expenses is attributable to the increased sales of our Bowflex products in the quarter plus new royalty agreements related to the development of additional products. Our royalty expenses will increase if sales of our Bowflex products continue to increase.*

  Litigation

    In the second quarter of 1999, we incurred a one-time charge of $4.0 million relating to the settlement of pending litigation with a competitor in the home fitness market. The settlement did not affect the ongoing direct marketing campaign for our Bowflex home fitness equipment. We determined that it was in the best interest of our shareholders to settle the case on terms that had no negative long-term impact on Direct Focus.*

  Other Income

    In the second quarter of 2000, other income was $0.8 million compared to $0.2 million for the same period a year ago. The increase resulted primarily from interest earned on invested cash and cash equivalents. We expect other income to increase if invested cash balances increase.*

  Income Tax Expense

    Income tax expense increased by $3.8 million for the second quarter of 2000 because of the growth in our income before taxes. We expect our income tax expense to increase in line with increases of our income before taxes.*

  Net Income

    For the reasons discussed above, net income grew to $8.2 million in the second quarter of 2000 from $1.4 million in the same period a year ago. This increase would have been $4.2 million or 105.0%, excluding the $2.6 million after tax charge for the legal settlement in 1999.

Statement of Operations Data—Six Months Ended June 30, 2000

    The following table presents certain financial data regarding operations for the first six months of 2000 and 1999, as a percentage of total revenues:

	Six Months Ended June 30,
	2000	1999
Net sales	100.0%	100.0%
Cost of sales	26.9	28.7

Gross profit	73.1	71.3
Operating expenses
Selling and marketing	37.2	39.0
General and administrative	4.4	4.7
Royalties	2.5	2.5
Litigation settlement	—	7.8

Total operating expenses	44.1	54.0
Operating income	29.0	17.3
Other income	1.8	0.3

Income before income taxes	30.8	17.6
Income tax expense	11.1	6.2

Net income	19.7%	11.4%

Comparison of the Six Months Ended June 30, 2000 and June 30, 1999

Net Sales

    Net sales for the first six months of 2000 increased 68.5% to $86.6 million, from $51.4 million in the same period in 1999. Direct marketing sales for the first six months increased by 75.7% to $76.9 million. Sales within our Nautilus business accounted for $9.7 million of our net sales. Sales growth in the first half of 2000 primarily resulted from expanded direct marketing of our Bowflex and Nautilus Sleep System products and the growth we experienced in e-Commerce sales, as well as the ongoing positive impact of the strong domestic economy.

Gross Profit

    Gross profit grew 73.0% to $63.3 million in the first half of 2000, from $36.6 million in the same period a year ago. Our gross profit margin increased by 1.8% to 73.1% in the first six months of 2000, from 71.3% in the first half of 1999. The increase in gross profit margin was primarily attributable to the increase in sales of our direct products as a percentage of our total sales as the margins on our direct products are substantially higher than the margins on our Nautilus Products.

Operating Expenses

  Selling and Marketing

    Selling and marketing expenses grew to $32.2 million in the first half of 2000 from $20.0 million in the same period a year ago, an increase of 61.0%. This increase in selling and marketing expenses resulted primarily from the continued expansion of our direct marketing campaign and variable costs associated with our sales growth. As a percentage of net sales, selling and marketing expenses decreased by 1.8% to 37.2% for the first six months of 2000 compared to 39.0% for the same period in the prior year.

  General and Administrative

    General and administrative expenses grew to $3.8 million for the first six months of 2000 from $2.4 million in the same period a year ago, a 58.3% increase. Our direct marketing business accounted for $1.2 million of the increase in the first half of the year due primarily to increased staffing and infrastructure expenses necessary to support our anticipated growth. Nautilus operations accounted for the remaining increase of $0.2 million. As a percentage of net sales, general and administrative expenses decreased to 4.4% for the first six months of 2000 from 4.7% in same period a year ago. The decline in general and administrative expenses as a percentage of net sales for the first half of the year resulted from the substantial increase in net sales.

  Royalty

    Royalty expense grew by 69.2% to $2.2 million during the first six months of 2000 from $1.3 million for the same period a year ago. The increase in royalty expenses is related to Bowflex product sales for 2000 plus new royalty agreements related to the development of additional products.

  Other Income

    In the first half of 2000, other income increased to $1.5 million from $0.1 million over the same period a year ago, due to higher average cash balances during the period that increased our interest income.

  Income Tax Expense

    Income tax expense increased by $6.4 million for the first half of 2000 due to the Company's growth in income before taxes.

  Net Income

    For the reasons discussed above, net income for the first six months of 2000 grew to $17.1 million from $5.9 million ($8.5 million before a 1999 litigation charge) in the same period a year ago. The percentage increase in net income over first half of 1999, not including the litigation settlement expense, was 101.2%.

Liquidity and Capital Resources

    Historically, we have financed our growth primarily from cash generated by our operating activities. During the first half of 2000, our operating activities generated over $17.8 million in net cash, which contributed to an aggregate $48.4 million balance in cash and cash equivalents. We anticipate that our working capital requirements will increase as a result of increased inventory and accounts receivable related to our Nautilus operations.* We also expect to materially increase our cash expenditures on spot commercials and infomercials as we expand the direct marketing campaigns for our Bowflex products and Nautilus Sleep Systems.* To accommodate our anticipated growth, we plan to build a distribution center in Nevada and purchase a building in Washington to consolidate our corporate headquarters.

    On April 1, 2000, we increased our line of credit with Bank of America to $10.0 million. The line of credit is secured by our general assets and contains certain financial covenants. As of the date of this filing we are in compliance with all material covenants applicable to the line of credit, and there is no outstanding balance under the line.

    We believe our existing cash balances, combined with our line of credit, will be sufficient to meet our capital requirements for at least the next 12 months.*

PART II—OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    We received approximately $17.9 million in net proceeds from the sale of 975,000 shares of common stock in our May 1999 initial U.S. public offering, which includes proceeds from the overallotment option exercised by the managing underwriters. During 1999, we applied $3.7 million of the net proceeds toward stock repurchases and $1.3 million toward computer and related technology upgrades. During the first half of 2000, we used $3.3 million for additional stock repurchases and $1.1 million to purchase land in Nevada. We also used approximately $5.0 million of the net proceeds for working capital purposes, including increased direct marketing expenditures and increases in inventory and accounts receivable balances due to the growth of our business. We have invested all unexpended net proceeds in short-term investments having a maturity of one year or less, pending anticipated application of proceeds in fiscal 2000 toward such purposes as further stock repurchases, the construction of a distribution center in Nevada, the purchase of a building in Washington to consolidate our corporate headquarters, and any of the other purposes described in our registration statement on Form S-1.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of shareholders of Direct Focus, Inc. was held on June 26, 2000, at which the following actions were taken:

    1.  The shareholders elected a seven-person board of directors. The seven directors elected, together with the voting results for such directors, are as follows:

Name	For	Against	Withheld
Kirkland C. Aly	9,253,875	0	5,400
Brian R. Cook	9,017,037	0	236,838
C. Rowland Hanson	9,253,875	0	5,400
Paul F. Little	9,253,875	0	5,400
Randal R. Potter	9,253,875	0	5,400
Roger J. Sharp	9,236,625	0	17,250
Roland E. Wheeler	9,253,875	0	5,400

    2.  The shareholders approved an amendment to the Direct Focus, Inc. Stock Option Plan to increase the number of shares of common stock issuable thereunder by 500,000 shares. The voting results on the proposal were as follows:

For	Against	Abstain
6,957,121	2,298,254	3,900

    3.  The shareholders approved an amendment to the Direct Focus, Inc. Articles of Incorporation to delete Section 7.1 and thereby eliminate the requirement that certain shareholder action receive two-thirds approval. The voting results on the proposal were as follows:

For	Against	Abstain	Broker Non-Votes
6,972,725	87,356	5,967	2,193,227

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

3.	Amendment to Articles of Incorporation approved by the shareholders on June 26, 2000
10.	Amendment to Direct Focus, Inc. Stock Option Plan, approved by the shareholders on June 26, 2000
27.	Financial Data Schedule
  (b)
  Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT FOCUS, INC.
(Registrant)
August 9, 2000 Date	By:	/s/ BRIAN R. COOK Brian R. Cook, President and Chief Executive Officer
August 9, 2000 Date	By:	/s/ ROD W. RICE Rod W. Rice, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Title
3	Amendment to Articles of Incorporation approved by the shareholders on June 26, 2000
10	Amendment to Direct Focus, Inc. Stock Option Plan, approved by the shareholders on June 26, 2000
27	Financial Data Schedule

QuickLinks

DIRECT FOCUS, INC. INDEX
PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX