Form 10-Q
period 2000-09-30
DIRECT FOCUS INC
filed 2000-11-13
CIK 1078207

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]   No  [   ]

Number of shares of issuer's common stock outstanding as of September 30, 2000:
15,688,558


                                  Page 1 of 18
                            Exhibit Index on Page 18

                               DIRECT FOCUS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                               Page

Item 1.       Financial Statements                                                              3

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                         9

PART II - OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds                                        15

Item 6.       Exhibits and Reports on Form 8-K                                                 18


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               DIRECT FOCUS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                      September 30,              December 31,
                                                                          2000                       1999
                                                                    ------------------         ------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $   57,589,567             $   35,703,457
  Trade receivables (less allowance for doubtful accounts of:
    2000, $429,672 and 1999, $304,727)                                    5,026,423                  4,744,213
  Inventories                                                            14,310,893                  9,167,554
  Prepaid expenses and other assets                                       2,007,303                  1,863,951
  Current deferred tax asset                                              2,654,254                    820,789
                                                                    ------------------         ------------------

         Total current assets                                            81,588,440                 52,299,964
                                                                    ------------------         ------------------

PROPERTY, PLANT AND EQUIPMENT (less accumulated
  depreciation of: 2000, $2,744,881 and 1999, $1,088,239)                15,997,528                 10,644,838

LONG-TERM DEFERRED TAX ASSETS                                               116,431                          0

OTHER ASSETS (less accumulated amortization of:
  2000, $450,827 and 1999, $272,183)                                      4,195,535                  4,364,963
                                                                    ------------------         ------------------

TOTAL ASSETS                                                         $  101,897,934             $   67,309,765
                                                                    ==================         ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                     $   10,325,074             $    5,871,369
  Accrued liabilities                                                     5,444,631                  4,051,540
  Income taxes payable                                                    4,212,557                  2,177,236
  Royalty payable to stockholders                                         1,211,974                    893,563
  Customer deposits                                                       1,458,907                  1,097,748
                                                                    ------------------         ------------------

         Total current liabilities                                       22,653,143                 14,091,456
                                                                    ------------------         -----------------

LONG-TERM DEFERRED TAX LIABILITY                                                  0                    187,484
                                                                    ------------------         -----------------

STOCKHOLDERS' EQUITY:
  Common stock - authorized, 75,000,000 shares of no par value;
    Outstanding, 2000: 15,688,558 shares, 1999: 15,666,222 shares        16,647,297                 18,602,420
  Retained earnings                                                      62,597,494                 34,428,405
                                                                    ------------------         -----------------

        Total stockholders' equity                                       79,244,791                 53,030,825
                                                                    ------------------         -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  101,897,934             $   67,309,765
                                                                    ==================         =================


See notes to consolidated financial statements

                               DIRECT FOCUS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                       Three months ended September 30,       Nine months ended September 30,
                                     -----------------------------------    -----------------------------------
                                             2000             1999                2000                1999
                                     ----------------   ----------------    ----------------   ----------------
NET SALES                            $     52,661,035   $     31,772,893    $    139,249,552   $     83,129,639

COST OF SALES                              13,597,600          8,790,565          36,847,663         23,541,777
                                     ----------------   ----------------    ----------------   ----------------

        Gross profit                       39,063,435         22,982,328         102,401,889         59,587,862
                                     ----------------   ----------------    ----------------   ----------------

EXPENSES:
Selling and marketing                      19,054,085         13,029,343          51,270,420         33,038,869
General and administrative                  2,459,320          1,124,363           6,241,623          3,552,143
Royalties                                   1,288,811            730,012           3,454,124          1,991,941
Litigation settlement                            --                 --                  --            4,000,000
                                     ----------------   ----------------    ----------------   ----------------

 Total operating expenses                  22,802,216         14,883,718          60,966,167         42,582,953
                                     ----------------   ----------------    ----------------   ----------------

INCOME FROM OPERATIONS                     16,261,219          8,098,610          41,435,722         17,004,909
                                     ----------------   ----------------    ----------------   ----------------

OTHER INCOME (EXPENSE):
Interest income                               969,872            343,730           2,409,584            580,898
State business tax and other - net             83,866            (24,379)            168,897           (122,901)
                                     ----------------   ----------------    ----------------   ----------------

 Total other income - net                   1,053,738            319,351           2,578,481            457,997
                                     ----------------   ----------------    ----------------   ----------------

INCOME BEFORE INCOME TAXES                 17,314,957          8,417,961          44,014,203         17,462,906

INCOME TAX EXPENSE                          6,233,387          2,922,640          15,845,114          6,089,313
                                     ----------------   ----------------    ----------------   ----------------

NET INCOME                           $     11,081,570   $      5,495,321    $     28,169,089   $     11,373,593
                                     ================   ================    ================   ================

BASIC EARNINGS PER SHARE             $           0.71   $           0.35    $           1.80   $           0.75
                                     ================   ================    ================   ================

DILUTED EARNINGS PER SHARE           $           0.69   $           0.34    $           1.76   $           0.73
                                     ================   ================    ================   ================

Basic shares outstanding                   15,681,453         15,816,858          15,680,125         15,115,785
Diluted shares outstanding                 16,082,743         16,222,231          16,013,776         15,518,637



See notes to consolidated financial statements.

                               DIRECT FOCUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                   Nine months ended September 30,
                                                                                 ------------------------------------
                                                                                       2000                 1999
                                                                                 ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $     28,169,089    $     11,373,593
Adjustments to reconcile net income to net cash provided
by operating activities:
  Depreciation and amortization                                                         1,936,371             883,991
  Deferred income taxes                                                                (1,335,483)           (837,066)
  Changes in:
    Trade receivables                                                                    (282,210)           (726,219)
    Inventories                                                                        (5,143,339)         (3,106,755)
    Prepaid expenses and other current assets                                            (143,352)             46,774
    Trade payables                                                                      4,453,705           2,942,251
    Income taxes payable                                                                2,035,321             305,847
    Accrued liabilities and royalty payable to stockholders                             1,711,502           3,370,175
    Customer deposits                                                                     361,159             447,109
                                                                                 ----------------    ----------------

                      Net cash provided by operating activities                        31,762,763          14,699,700
                                                                                 ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                           (7,170,418)         (1,306,849)
  Proceeds from sale of property, plant and equipment                                      60,000                --
  Additions to other assets                                                                (9,215)            (29,468)
  Acquisition cost of Nautilus                                                               --           (16,747,241)
                                                                                 ----------------    ----------------

                      Net cash used in investing activities                            (7,119,633)        (18,083,558)
                                                                                 ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from public offering                                                              --            17,919,146
  Proceeds from exercise of stock options                                                 494,910             274,368
  Funds used for stock repurchase                                                      (3,251,931)         (3,698,793)
                                                                                 ----------------    ----------------

                      Net cash (used in) provided by financing activities              (2,757,020)         14,494,721
                                                                                 ----------------    ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              21,886,110          11,110,863

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         35,703,457          18,910,675
                                                                                 ----------------    ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $     57,589,567    $     30,021,538
                                                                                 ================    ================

SUPPLEMENTAL DISCLOSURE OF INFORMATION:
    Cash paid for interest                                                       $             --    $            986
    Cash paid for income taxes                                                   $     14,907,800    $      6,510,000

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING TRANSACTIONS:

   Tax benefit of exercise of nonqualified options                               $        801,897    $              0


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

     RECENT ACCOUNTING PRONOUNCEMENTS - In December of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The effective date of the bulletin was delayed according to SAB No. 101A and SAB No. 101B and will not be effective until the Company's fourth quarter of fiscal year 2000. Management has not yet completed an evaluation of the effects this bulletin will have on the Company's consolidated financial statements.

2.   INVENTORIES


                                      September 30, 2000    December 31, 1999
                                      ------------------   ------------------
     Finished goods                   $       10,365,161   $        4,682,659
     Work in process                           1,053,701            1,141,803
     Parts and components                      2,892,031            3,343,092
                                      ------------------   ------------------
     Total                            $       14,310,893   $        9,167,554
                                      ==================   ==================



3.   STOCK OPTIONS

     There were 207,155 options exercised at prices ranging from $0.16 to $13.67 per share during the nine months ended September 30, 2000. There were 73,500 new options at an exercise price of $15.71 and 251,400 options at an exercise price of $30.50 granted during the nine months ended September 30, 2000. There were 82,000 options cancelled at prices ranging from $3.08 to $30.50 per share during the nine months ended September 30, 2000.

4.   OPERATING SEGMENTS

     The following table presents information about the Company's two operating segments (in thousands):


                                        DIRECT PRODUCTS      NAUTILUS PRODUCTS           TOTAL
                                      -------------------   -------------------    -------------------
                                       THREE       NINE      THREE       NINE       THREE       NINE
                                       MONTHS     MONTHS     MONTHS     MONTHS      MONTHS     MONTHS
                                      --------   --------   --------   --------    --------   --------
PERIOD ENDED SEPTEMBER 30, 2000
   Revenues from external customers   $ 46,258   $123,105   $  6,403   $ 16,145    $ 52,661   $139,250
                                      ========   ========   ========   ========    ========   ========

   Segment net income                   10,855     27,974        227        195      11,082     28,169
                                      ========   ========   ========   ========    ========   ========

PERIOD ENDED SEPTEMBER 30, 1999
   Revenues from external customers   $ 26,416   $ 70,092   $  5,357   $ 13,038    $ 31,773   $ 83,130
                                      ========   ========   ========   ========    ========   ========

   Segment net income (loss)             5,279     11,511        216       (137)      5,495     11,374
                                      ========   ========   ========   ========    ========   ========



5.   EARNINGS PER SHARE

     Basic and diluted earnings per share are reconciled as follows:


                                                THREE MONTHS ENDED                            THREE MONTHS ENDED
                                                SEPTEMBER 30, 2000                            SEPTEMBER 30, 1999
                                    -----------------------------------------   ---------------------------------------
                                                                   PER SHARE                                 PER SHARE
                                       INCOME          SHARES        AMOUNT       INCOME         SHARES        AMOUNT
                                    -------------    ----------   -----------   -----------    ----------   -----------
Basic EPS:
  Income available to common
    shareholders                    $  11,081,570    15,681,453   $      0.71   $ 5,495,321    15,816,858   $      0.35
                                                                  ===========                               ===========

Effect of dilutive securities:
  Stock options                                --       401,290                          --       405,373            --
                                    -------------    ----------                 -----------    ----------

Diluted EPS:
 Income available to common
 shareholders plus assumed stock
 options                            $  11,081,570    16,082,743   $      0.69   $ 5,495,321    16,222,231   $      0.34
                                    =============   ===========   ===========   ===========   ===========   ===========





                                                 NINE MONTHS ENDED                          NINE MONTHS ENDED
                                                SEPTEMBER 30, 2000                         SEPTEMBER 30, 1999
                                    -----------------------------------------   ---------------------------------------
                                                                   PER SHARE                                 PER SHARE
                                       INCOME          SHARES        AMOUNT       INCOME         SHARES        AMOUNT
                                    -------------    ----------   -----------   -----------    ----------   -----------
Basic EPS:
  Income available to common
    shareholders                    $  28,169,089    15,680,125   $      1.80   $11,373,593    15,115,785   $      0.75
                                                                  ===========                               ===========

Effect of dilutive securities:
  Stock options                                --       333,651                          --       402,852
                                    -------------    ----------                 -----------    ----------
Diluted EPS:
 Income available to common
 shareholders plus assumed stock
 options                            $  28,169,089    16,013,776   $      1.76   $11,373,593    15,518,637   $      0.73
                                    =============    ==========   ===========   ===========    ==========   ===========


6.   STOCK REPURCHASE PROGRAM

     Three times during fiscal 2000, the Board of Directors authorized the expenditure of up to $8 million to purchase shares of Direct Focus, Inc. common stock in open market transactions. During the nine months ended September 30, 2000, the Company repurchased a total of 185,550 shares of common stock in open market transactions for an aggregate purchase price of $3.3 million. The one authorization that was unexpired at September 30, 2000 will expire on November 30, 2000.

7.   STOCK SPLIT

     On June 26, 2000, the Board of Directors approved a three-for-two stock split in the form of a share dividend, payable to the Company's stockholders of record as of July 31, 2000. Shares resulting from the split were distributed by the transfer agent on August 14, 2000. All share and per-share numbers contained herein reflect this stock split.

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

STATEMENT OF OPERATIONS DATA - THREE MONTHS ENDED SEPTEMBER 30, 2000

     The following table presents certain financial data regarding our third quarter operations in 2000 and 1999, as a percentage of total revenues:


                                     QUARTER ENDED SEPTEMBER 30,
                                     ---------------------------
                                        2000              1999
                                     ----------       ----------
STATEMENT OF OPERATIONS DATA
Net sales                                 100.0%           100.0%
Cost of sales                              25.8             27.7
                                     ----------       ----------

Gross profit                               74.2             72.3

Operating expenses
        Selling and marketing              36.2             41.0
        General and administrative          4.7              3.5
        Royalties                           2.4              2.3
        Litigation settlement                --               --
                                     ----------       ----------
Total operating expenses                   43.3             46.8
Operating income                           30.9             25.5
Other income                                2.0              1.0
                                     ----------       ----------

Income before income taxes                 32.9             26.5
Income tax expense                         11.9              9.2
                                     ----------       ----------
Net income                                 21.0%            17.3%
                                     ==========       ==========



COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

NET SALES

     Net sales grew by 65.7% to $52.7 million in the third quarter of 2000 from $31.8 million in the third quarter of 1999. Sales within our direct products segment increased by 75.1% over prior year third quarter levels and accounted for $46.3 million, or 87.8%, of our aggregate net sales in the quarter. Sales within our Nautilus products segment increased by 19.5% over prior year third quarter levels and accounted for $6.4 million, or 12.2%, of our net sales.

     Sales growth in the third quarter of 2000 primarily resulted from expanded direct marketing of our Bowflex and Nautilus Sleep system products and the growth we experienced in e-Commerce sales, as well as the ongoing positive impact of the strong domestic economy. Within our direct products segment, with respect to both our Bowflex products and our Nautilus Sleep Systems, we intend to further expand our use of spot television commercials and infomercials during the remainder of 2000 by increasing our presence in existing television markets and entering new television markets.* We intend to increase sales within our Nautilus products segment by continuing to develop new products and expanding our sales efforts both domestically and internationally.*

     Third quarter sales of our Bowflex product line have been consistent with the historical trend of stronger sales in the second half of the year.* Our e-Commerce sales grew 342% to $11.5 million in the third quarter of 2000, compared with $2.6 million in the third quarter of 1999. Sales within our Nautilus business appear to be strongest in the first and fourth quarters of each year, as the commercial fitness industry prepares for the impact of the public's New Year fitness resolutions.*

     Notwithstanding our product diversification efforts, we anticipate that sales of our Bowflex Power Pro will continue to account for a substantial portion of our net sales for the foreseeable future.* Any significant diminished consumer interest in this product line would sharply reduce our net sales and profitability.* In addition, the success of each of our products depends substantially on how consumers decide to spend their money. Unfavorable economic conditions may depress consumer spending, especially for premium priced products like ours.

GROSS PROFIT

     Gross profit grew 70.0% to $39.1 million in the third quarter of 2000, from $23.0 million in the same period a year ago. Our gross profit margin increased 1.9% to 74.2% in the third quarter of 2000, from 72.3% in the third quarter of 1999. This increase was mainly attributable to the net sales of direct products as a percentage of total net sales. The margin within our direct products segment was 79.6% in the third quarter of 2000, while there was a 34.8% margin within our Nautilus products segment for the third quarter of 2000. Sales of our direct products generated 87.8% of net sales in the third quarter of 2000 compared with 83.1% in the third quarter of 1999. This increase in percentage of direct products sold, along with strong e-Commerce sales at higher margins, resulted in the higher profit margin for the third quarter of 2000.

     We expect a lower percentage gross profit margin contribution from our Nautilus Sleep Systems, compared to our Bowflex products, as we continue our direct marketing campaign for this product.* Similar to our Bowflex products, with the anticipated future higher sales volume of Nautilus Sleep Systems, we expect to take advantage of overseas production and new vendor relationships to strengthen the margins for these products.*

OPERATING EXPENSES

     SELLING AND MARKETING

     Selling and marketing expenses grew to $19.1 million in the third quarter of 2000 from $13.0 million in the same period a year ago, an increase of 46.2%. This increase in selling and marketing expenses resulted primarily from the expansion of our direct marketing campaign for Bowflex products and Nautilus Sleep Systems and variable costs associated with our sales growth.

     As a percentage of net sales, selling and marketing expenses decreased to 36.2% in the third quarter of 2000 from 41.0% in the third quarter of 1999. We believe the percentage for the third quarter of 1999 is more typical of the results we will experience.* Overall, we expect that our selling and marketing expenses will increase in real dollar terms, but also will increase as a percentage of net sales,* as we:

     -    Continue to expand our Bowflex direct marketing campaign;*
     -    Expand the direct marketing campaign for our Nautilus Sleep Systems;*
     - Integrate the marketing and distribution infrastructure for our Nautilus line of fitness equipment;* and
     - Expand marketing for our new home fitness equipment products and fitness accessories under the Nautilus brand name.*

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses grew to $2.5 million in the third quarter of 2000 from $1.1 million in the same period a year ago, an increase of 119.7%. As a percentage of net sales, general and administrative expenses increased to 4.7% in the third quarter of 2000 from 3.5% in the same period a year ago. Our direct marketing business accounted for $1.3 million of the increase, due primarily to increased staffing and infrastructure expenses necessary to support our anticipated growth. Our Nautilus operations accounted for the remaining increase of $0.1 million. We believe that our general and administrative expenses will continue to increase in future periods in real dollar terms, and also as a percentage of net sales.*

     ROYALTY

     Royalty expense grew to $1.3 million in the third quarter of 2000 from $0.7 million in the same period a year ago, an increase of 76.5%. The increase in our royalty expenses is attributable to the increased sales of our Bowflex products in the quarter plus new royalty agreements related to the development of additional products.* Our royalty expenses will increase if sales of our Bowflex products continue to increase.*

     OTHER INCOME

     In the third quarter of 2000, other income was $1.1 million compared to $0.3 million for the same period a year ago. The increase resulted primarily from interest earned on invested cash and cash equivalents. We expect other income to increase if invested cash balances increase.*

     INCOME TAX EXPENSE

     Income tax expense increased by $3.3 million for the third quarter of 2000 because of the growth in our income before taxes. We expect our income tax expense to increase in line with increases of our income before taxes.*

     NET INCOME

     For the reasons discussed above, net income grew to $11.1 million in the third quarter of 2000 from $5.5 million in the same period a year ago.

STATEMENT OF OPERATIONS DATA - NINE MONTHS ENDED SEPTEMBER 30, 2000

     The following table presents certain financial data regarding operations for the first nine months of 2000 and 1999, as a percentage of total revenues:




                                     NINE MONTHS ENDED SEPTEMBER 30,
                                     -------------------------------
                                         2000                1999
                                     -----------         -----------
Net sales                                  100.0%              100.0%
Cost of sales                               26.5                28.3
                                     -----------         -----------

Gross profit                                73.5                71.7

Operating expenses
        Selling and marketing               36.8                39.7
        General and administrative           4.5                 4.3
        Royalties                            2.5                 2.4
        Litigation settlement                 --                 4.8
                                     -----------         -----------

Total operating expenses                    43.8                51.2
Operating income                            29.7                20.5
Other income                                 1.9                 0.5
                                     -----------         -----------

Income before income taxes                  31.6                21.0
Income tax expense                          11.4                 7.3
                                     -----------         -----------

Net income                                  20.2%               13.7%
                                     ===========         ===========



COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

NET SALES

     Net sales for the first nine months of 2000 increased 67.5% to $139.2 million, from $83.1 million in the same period in 1999. Direct marketing sales for the first nine months increased by 75.6% to $123.1 million. Sales within our Nautilus segment accounted for $16.1 million of our net sales. Sales growth in the first nine months of 2000 primarily resulted from expanded direct marketing of our Bowflex and Nautilus Sleep System products and the growth we experienced in e-Commerce sales, as well as the ongoing positive impact of the strong domestic economy.

GROSS PROFIT

     Gross profit grew 71.9% to $102.4 million in the first nine months of 2000, from $59.6 million in the same period a year ago. Our gross profit margin increased by 1.8% to 73.5% in the first nine months of 2000, from 71.7% in the first nine months of 1999. The primary reason for this improvement was the increase in net sales of our direct products, which carry substantially higher margins than our Nautilus products, as a percentage of net sales.

OPERATING EXPENSES

     SELLING AND MARKETING

     Selling and marketing expenses grew to $51.3 million in the first nine months of 2000 from $33.0 million in the same period a year ago, an increase of 55.2%. This increase in selling and marketing expenses resulted primarily from the continued expansion of our direct marketing campaign and variable costs associated with our sales growth. As a percentage of net sales, selling and marketing expenses decreased by 2.9% to 36.8% for the first nine months of 2000 compared to 39.7% for the same period in the prior year.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses grew to $6.2 million for the first nine months of 2000 from $3.6 million in the same period a year ago, a 75.7% increase. Our direct marketing business accounted for $2.4 million of the increase in the first nine months of the year due primarily to increased staffing and infrastructure expenses necessary to support our anticipated growth. Nautilus operations accounted for the remaining increase of $0.2 million. As a percentage of net sales, general and administrative expenses increased to 4.5% for the first nine months of 2000 from 4.3% in same period a year ago.

     ROYALTY

     Royalty expense grew by 73.4% to $3.5 million during the first nine months of 2000 from $2.0 million for the same period a year ago. The increase in royalty expense is due to the increase in sales of our Bowflex products plus new royalty agreements related to the development of additional products.

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

     In the first nine months of 2000, other income increased to $2.6 million from $0.5 million over the same period a year ago, due to higher average cash balances during the period that increased our interest income.

     INCOME TAX EXPENSE

     Income tax expense increased by $9.8 million for the first nine months of 2000 due to the Company's growth in income before taxes.

     NET INCOME

     For the reasons discussed above, net income for the first nine months of 2000 grew to $28.2 million from $11.4 million ($14.0 million before a 1999 litigation charge) in the same period a year ago. The percentage increase in net income over first nine months of 1999, excluding the 1999 litigation settlement expense, was 101.6%.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have financed our growth primarily from cash generated by our operating activities. During the first nine months of 2000, our operating activities generated over $31.8 million in net cash, which contributed to an aggregate $57.6 million balance in cash and cash equivalents. We anticipate that our working capital requirements will increase as a result of increased inventory and accounts receivable related to our Nautilus operations.* We also expect to increase our cash expenditures on spot commercials and infomercials as we expand the direct marketing campaigns for our Bowflex products and Nautilus Sleep Systems.* To accommodate our anticipated growth, we purchased a building in Washington in the third quarter of 2000 for $4.2 million to consolidate our corporate headquarters.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     We received approximately $17.9 million in net proceeds from the sale of 975,000 shares of common stock in our May 1999 initial U.S. public offering, which includes proceeds from the overallotment option exercised by the managing underwriters. During 1999, we applied $3.7 million of the net proceeds toward stock repurchases and $1.3 million toward computer and related technology upgrades. During the first nine months of 2000, we used the remaining net proceeds as follows: $3.3 million for additional stock repurchases, $1.1 million to purchase land in Nevada, and $4.2 million to purchase a building in Washington. We also used approximately $4.3 million of the net proceeds for working capital purposes, including increased direct marketing expenditures and increases in inventory and accounts receivable balances due to the growth of our business.

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

                                        DIRECT FOCUS, INC.

                                        (Registrant)

November 10, 2000                       By: /s/ Brian R. Cook
-----------------                       -----------------------------

Date                                    Brian R. Cook, President and Chief
                                        Executive Officer


November 10, 2000                       By: /s/ Rod W. Rice
-----------------                       -----------------------

Date Rod W. Rice, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number                          Title
--------------                          -----
27                                      Financial Data Schedule