Form 10-K
period 2000-12-31
DIRECT FOCUS INC
filed 2001-03-30
CIK 1078207

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2000
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-25867

DIRECT FOCUS, INC.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	94-3002667 (I.R.S. Employer Identification No.)
1400 NE 136th Avenue, Vancouver, WA (Address of principal executive offices)	98684 (Zip Code)

Registrant's telephone number, including area code: 360-694-7722

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant is $543,460,314 as of February 28, 2001 based upon the last sales price as reported by the Nasdaq National Market System.

    The number of shares outstanding of the Registrant's Common Stock as of February 28, 2001 was 23,744,414 shares.

    The Index to Exhibits appears on page 45 of this document. This document consists of 89 pages.

Documents Incorporated by Reference

    The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2001 Annual Meeting of Stockholders.

DIRECT FOCUS, INC.
2000 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

Item 1. Business

Forward Looking Statements

    Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "intends," "expects," "projections," and words of similar import, constitute "forward-looking statements." Investors are cautioned that all forward-looking statements involve risks and uncertainties and various factors could cause actual results to differ materially from those in the forward-looking statements. From time to time and in this Form 10-K, we may make forward-looking statements relating to our financial performance, including the following:

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

INTRODUCTION

    Direct Focus, Inc. is a leading marketing company for fitness and healthy lifestyle products with a highly-effective direct business model. We market consumer products within our direct marketing segment directly to consumers through a variety of direct marketing channels, including spot television commercials, infomercials, print media, response mailings and the Internet.

    Our principal and most successful direct-marketed product to date has been our Bowflex line of home fitness equipment. We also offer a line of premium quality air sleep systems under the name "Nautilus Sleep Systems," which we began direct marketing on a nationwide basis in December of 1999.

    Another significant component of our operations is our commercial and retail products segment, which encompasses products and operations outside of our direct products segment. Our commercial and retail products segment includes Nautilus commercial and retail fitness equipment and accessories, which we added in January 1999 as part of our acquisition of Nautilus International, Inc. We anticipate further leveraging our Nautilus brand name through expanded marketing of new Nautilus home gyms and a new line of Nautilus free weight home gym equipment which we introduced in the summer of 2000, as well as any other Nautilus-branded home exercise products we may introduce in 2001. We market and sell our Nautilus commercial fitness equipment domestically through a direct sales force and internationally through independent sales representatives. We market our other Nautilus retail products domestically through non-exclusive independent sales representatives. We believe we have effectively integrated the Nautilus commercial business into our operations and stabilized its financial performance, as evidenced by its profitability during our first two years of ownership.

    For a discussion of financial information about our two business segments, direct products and commercial and retail products, see Note 2 of the Notes to Consolidated Financial Statements.

    Direct Focus was incorporated in California in 1986 and became a Washington corporation in 1993. Our principal executive offices are located at 1400 NE 136th Avenue, Vancouver, Washington 98684, and our telephone number is (360) 694-7722. We maintain our corporate web site at www.directfocusinc.com. None of the information on this web site or our other web sites is part of this Form 10-K.

    As used in this Form 10-K, the terms "we," "our," "us," "Direct Focus" and "the Company" refer to Direct Focus, Inc. and its subsidiaries. The names Bowflex®, Nautilus®, Bowflex Power-Pro®, Motivator®, Versatrainer®, Power Rod®, Direct Focus®, Instant Comfort® and Nautilus Sleep Systems® are registered trademarks of Direct Focus, Inc.

DIRECT MARKETING

    We direct market our Bowflex home fitness equipment and Nautilus Sleep Systems principally through 30- and 60-second, or "spot," television commercials, television infomercials, the Internet, response mailings and print media. To date, we have been highly successful with what we refer to as a "two-step" marketing approach. In general, our two-step approach focuses first on spot commercials, which we air to generate consumer interest in our products and requests for product information. The second step focuses on converting inquiries into sales, which we accomplish through a combination of response mailings and outbound telemarketing. We supplement our two-step approach with infomercials, which generally are designed to provide potential customers with sufficient product information to stimulate an immediate purchase.

  Advertising

    Spot Commercials and Infomercials.  Spot television commercials are a key element of the marketing strategy for all of our direct marketed consumer products. For direct marketed products that may require further explanation and demonstration, television infomercials are an important additional marketing tool. We have developed a variety of spot commercials and infomercials for our Bowflex product line and several commercials and marketing videos for our Nautilus Sleep Systems product line. We expect to use spot commercials and, where appropriate, infomercials to market any consumer products that we determine are appropriate for direct marketing.

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

    Once produced, we test spot commercials and infomercials on a variety of cable television networks that have a history of generating favorable responses for our existing products. Our initial objective is to determine the product's marketing appeal and what, if any, creative or product modifications may be appropriate. If these initial tests are successful, we then air the spot commercials and infomercials on an accelerating schedule of additional cable networks.

    Media Buying.  An important component of our direct marketing success is our ability to purchase quality media time at an affordable price. The cost of airing spot commercials and infomercials varies significantly, depending on the network, time slot and, for spot commercials, programming. Each spot commercial costs between $25 and $5,000 to air, and each infomercial costs between $600 and $55,000 to air. We currently purchase the majority of our media time on cable networks, through which we reach more than 70 million homes.

    We track the success of each of our spot commercials and infomercials by determining how many viewers respond to each airing of a spot commercial or infomercial. We accumulate this information in a database that we use to evaluate the cost-effectiveness of available media time. In addition, we believe the database enables us to predict with reasonable accuracy how many product sales and inquiries will result from each spot commercial and infomercial that we air. We also believe we can effectively track changing viewer patterns and adjust our advertising accordingly.

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

    Internet.  Our eCommerce sales have grown from 7.8% of direct sales in 1999 to 18.6% of direct sales in 2000 (24.4% in the fourth quarter of 2000), and we expect the Internet to continue as an increasingly important part of our direct marketing strategy. For example, we are promoting our web sites in spot commercials and infomercials in an effort to further stimulate electronic product inquiries and eCommerce transactions. We do not presently advertise our products on third-party web sites, but may do so in the future.

    We currently operate two direct marketing-oriented web sites. The first, www.bowflex.com, focuses on our Bowflex line of home exercise equipment. The second, www.nautilussleepsystems.com, focuses on our Nautilus Sleep Systems. In an effort to expand and enhance our web presence, we have added dedicated web site development and management personnel. Our immediate Internet-related goals include improving the capabilities at our Bowflex and Nautilus Sleep System web sites. In 1999, we used our web sites to generate interest in our products, but limited the information we provided to potential customers in an effort to induce them to initiate a telephone inquiry. In 2000, we believe we achieved a balance between our goals of finalizing sales and capturing consumer information by strategically designing our web pages and carefully analyzing web page hits, conversion rates, average sales prices and inquiry counts.

    Print Media.  We have advertised direct-marketed products in health and fitness-related consumer magazines and, to a limited extent, in entertainment, leisure and specialty magazines. We have determined that television advertising and the Internet generate more immediate consumer responses at a lower cost per inquiry and therefore have reduced the print media advertising expenditures for our direct marketed products. We will evaluate print media advertising expenditures for other direct-marketed products on a case-by-case basis.

  Conversion of Inquiries into Sales

    Customer Service Call Center and Order Processing.  We operate our own customer service call center in Vancouver, Washington, which operates 16-17 hours per day and receives and processes all infomercial-generated and customer service-related inquiries regarding our Bowflex products and Nautilus Sleep Systems. We have developed a skill-based call routing system that automatically routes each incoming call to the most highly qualified inside sales agent or customer service representative available. The appropriate representative then answers product questions, pro-actively educates the potential customer about the benefits of our product line, promotes financing through our private label credit card, and typically upsells the benefits of higher priced models in our product line. This sophisticated system allows us to better utilize our agents, prioritize call types and improve customer service.

    We employ two large telemarketing companies to receive and process information requests generated by our spot television advertising 24 hours per day. The telemarketing agents for these companies collect only names, addresses and other basic information from callers and do not sell or promote our products. Consequently, we do not need to train these telemarketing agents.

    Internet.  We use television and print media to lead consumers to our web sites as we believe that consumers who visit our web sites are more inclined to purchase our products.

    Response Mailings.  We forward a "fulfillment kit" in response to each inquiry regarding our direct-marketed products. Each kit contains detailed literature that describes the product line and available accessories, a marketing video that demonstrates and highlights the key features of our premium product in the line, and additional information about how to purchase the product. If a potential customer does not respond within a certain time period, we proceed with additional follow-up mailings that convey a different marketing message and typically offer certain inducements to encourage a sale. The specific marketing message and offer at each stage will vary on a case-by-case basis, based on what our statistical tracking indicates is most likely to trigger a sale.

    Consumer Finance Programs.  We believe that convenient consumer financing is an important tool in our direct marketing sales efforts and induces many of our customers to make purchases when they otherwise would not. Currently, we offer "zero-down" financing to approved customers on all sales of our Bowflex Products and Nautilus Sleep Systems. We arrange this financing through a consumer credit company pursuant to a non-recourse consumer financing agreement. Under this arrangement, our customer service agents can obtain financing approval in a few minutes over the telephone and, if a customer is approved, immediately ship product without the need for cumbersome paperwork. The consumer finance company pays us promptly after submission of the required documentation and subsequently sends to each approved customer a Direct Focus private label credit card that can be used for future purchases of our products. There were approximately 131,000 private label cards with available credit of approximately $489 million outstanding as of February 28, 2001. During 2000, approximately 36.0% of our net sales were financed in this manner, and we believe this program will continue to be an effective marketing tool.

NAUTILUS SALES AND MARKETING

    We market and sell our Nautilus commercial fitness equipment domestically through a direct sales force, as well as a limited dealer network and internationally through independent sales distributors.

During 2000, we hired a management team to oversee the sales and marketing operations of our Nautilus retail products business. Each member of the management team has significant industry experience and a history of sales and marketing success. Our retail product line is marketed through specialty fitness, sporting good and other retailers domestically through a direct sales force and independent sales representatives.

  Direct Sales Force

    Our commercial direct sales force focuses on strengthening the market position of our existing Nautilus product line, which we sell principally to health clubs, large hotels, assisted living facilities and the government. Additionally, as we continue to broaden our product line with products like Nautilus Nitro commercial equipment, our direct sales force will target new market segments and, if successful, broaden our customer base. Internationally, we market and sell our Nautilus commercial fitness products through a worldwide network of independent distributors.

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

    We currently offer the following Bowflex machines:

  •
  The Power Pro, introduced in 1993, is our best selling product. The Power Pro is available in four different models: the basic Power Pro, the XT, the XTL and the XTLU. Each model offers over 60 different strength building exercises in one compact, foldable and portable design and comes with a 210-pound resistance pack that can be upgraded to 410 pounds. We have also incorporated an aerobic rowing exercise feature into the Power Pro. Prices currently range from $999 to $1,597, depending on the model and add-on features.

  •
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

  •
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

  Nautilus Commercial and Retail Fitness Equipment and Accessories

    We currently offer the following Nautilus strength training equipment for the commercial market:

  •
  Nautilus Selectorized Equipment

    The Nautilus 2ST line of commercial strength equipment offers 27 high quality, technologically advanced strength building machines, each of which is specially designed to focus on a particular strength building exercise, such as leg presses, bench presses, super pullovers, hip abductors and adductors and leg curls. In addition, we offer a line of specially designed Nautilus 2ST equipment that we market principally to medical therapy and rehabilitation clinics. The key component of each Nautilus 2ST machine is either its "cam" or a four-bar linkage mechanism, which builds and releases resistance as a user moves through an exercise. The resistance is at its minimum during the initial and final stages of an exercise, and at its maximum in the middle of an exercise. The cam or four-bar linkage mechanism is designed to accommodate and maximize the benefits associated with the motion required for that machine. Other features are convergent and divergent upper body compound movements, four-bar linkages that produce functional movement, kevlar belt drives, selectorized one pound add-on weight systems, seat accessible weight stacks, hydraulic seat adjustments, and quick release shields. 2ST is also Fitlinxx and Fitness Advisor compatible.

    The Nautilus NITRO line, introduced in late 2000, is a complete line of compact selectorized machines. It is ideal for clubs and other facilities where floor space is limited. Nautilus NITRO features super-smooth belt drives, patented four-bar linkage, classic full range variable resistance cams and converging axis movements. Each Nautilus NITRO machine features 2" by 4" bent steel frames and 5-pound increment weight adjustments. In addition, EZ Glide seat adjustments make Nautilus NITRO easily adaptable to a variety of sizes, tastes, and exercise movements.

  •
  Nautilus Free Weight Equipment

    In 1999, we introduced a line of Nautilus free weight equipment with new innovations in design and engineering intended to help club owners better serve their customers. The product line offers a sleeker look, tougher components and increased versatility. This new free weight gear can be coupled with the Nautilus selectorized equipment circuit to give facility managers a complete strength gym to serve all strength fitness tastes.

  •
  Nautilus Retail Equipment and Accessories

    Our commercial and retail business also distributes a line of quality retail fitness equipment and accessories.

    Our Nautilus retail business distributes a full line of fitness accessories, such as weight belts, jump ropes and ankle weights to the specialty fitness retailers and sporting goods industry. The current line includes over fifty products. We intend to continue to build and develop the Nautilus retail fitness business and expand our offering of Nautilus brand retail fitness products.

    Significant advances marked the retail line during 2000. To begin with, the entire product line was re-energized as products went through a rigorous re-evaluation based on sales dollars, fitness trends and functionality. Once the product line was developed, the entire line was re-packaged in updated and distinctive signature packaging. Each package was designed to prominently showcase the Nautilus logo, while also showcasing the product in use.

    Along with new handheld fitness items, Nautilus Fitness Products introduced two home gyms, the Strength Station and an Adjustable Bench with chrome dumbbells.

    At the 2000 Super Show®, we introduced a new twelve-piece line of commercial-quality free weight home gym equipment and selectorized weight stack home gyms. This line represents an important step in expanding our products for the retail fitness market and in bringing Nautilus quality to the home.

  Nautilus Sleep Systems

    In December 1999, we began marketing a line of premium air sleep systems which we have named the "Nautilus Sleep Systems." The key feature of each Nautilus Sleep System is its variable firmness support chamber, an air chamber within each airbed that can be electronically adjusted to regulate firmness. All queen and larger airbeds in our Signature, Premier and Ultimate Premier Series are equipped with dual air chambers that enable users to maintain different firmness settings on each side of the bed. We believe that variable firmness and other comfort-oriented features of our Nautilus Sleep Systems favorably differentiate them from conventional innerspring mattresses.

    We currently offer four models of our Nautilus Sleep System:

  •
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

  •
  The Premier Series features dual patent-pending interlocking variable support chambers that permit users to maintain separate firmness settings on each side of the airbed. The interlocking chambers regulate airflow and pressure to more effectively maintain support when a user changes position. The Premier Series comes with a removable wool blend pillow top sleeping surface, which permits users to easily convert to a "tight top" surface when they desire extra firmness. The Premier Series is available in seven sizes and currently ranges in price from $699.99 for a twin to $1,299.99 for a California king, excluding foundation.

  •
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

  •
  The Basic Series is our entry-level Nautilus Sleep System, which features a single, head-to-toe variable firmness support chamber and a traditional tight-top sleeping surface over a one and one-half inch thick convoluted foam comfort layer. The Basic Series is available in five sizes and currently ranges in price from $249.99 for a twin to $699.99 for a California king, excluding foundation.

    We offer foundations that are specifically designed to support and enhance the performance of our Nautilus Sleep Systems. We advise consumers to use our foundations because conventional box springs tend to sag and wear over time, causing an airbed to eventually mirror the worn box spring. We believe the majority of our Nautilus Sleep System customers will order a complete sleep system, which includes both a mattress and a foundation. Our foundations currently range in price from $199 for a twin to $399 for a California king.

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

  •
  Have patented or patentable features;

  •
  Will have a retail price between $500 and $2,500;

  •
  Can be marketed as a line of products with materially different features that facilitate upselling; and

  •
  Have the potential for mass consumer appeal, particularly among members of the "baby-boom" generation, who are accustomed to watching television and now have significant disposable income.

    In addition, because of our relatively high retail price target, we typically require that a product have a potential television advertising life cycle of at least five years and the possibility of an extended life cycle in retail stores.

    Once we determine that a product may satisfy our criteria, we further assess the product's direct marketing potential by continuing to research the product and its probable market and by conducting blind product and focus group studies. If we develop the product internally, or if we acquire or license the rights to the product, we will then proceed to develop and test a direct marketing campaign for the product. In most cases, our direct marketing campaigns will emphasize the use of spot commercials and television infomercials, which we supplement with print media advertisements, written materials, marketing videos and our web sites.

    Our growth strategy and financial performance depend in part on our ability to develop or acquire the rights to, and then direct market, new consumer products. Our net sales and profitability would be harmed if we are unable to develop or acquire the rights to premium quality, premium priced consumer products that satisfy our direct marketing criteria. In addition, any new products that we direct market may not generate sufficient net sales or profits to justify their development or acquisition costs.

  Nautilus Commercial Fitness Products

    Our Nautilus commercial product development group develops and refines our commercial fitness products. The group's members gather and evaluate ideas from various areas, including existing and potential customers, sales and marketing, manufacturing, engineering and finance, and then determine which ideas will be incorporated into existing products or will serve as the basis for new products. Based on these ideas, the group designs new or enhanced products, develops prototypes, tests and modifies products, develops a manufacturing plan, and finally brings products to market. The group evaluates, designs and develops each new or enhanced product, taking into consideration our marketing requirements, target price points, target gross margin requirements and manufacturing constraints. In addition, each new or enhanced product must maintain the Nautilus standard of quality and reputation for excellence. We incorporate principles of physiology, anatomy and biomechanics into all of our Nautilus machines in order to match the movements of the human body throughout an exercise. Our key objective is to produce products that minimize the stress on users' skeletal systems and connective tissues and maximize the safety and efficiency of each workout. In late 2000, the Nautilus Nitro line was introduced after extensive research and development by this group.

  Nautilus Retail Fitness Products and Accessories

    We have developed a line of Nautilus retail strength training fitness equipment and hand-held fitness accessories. Current products include free weight home gym equipment, selectorized weight stack home gyms and a variety of hand held fitness accessories, such as jump ropes, hand weights and other similar devices.

MANUFACTURING AND DISTRIBUTION

  Bowflex Products and Nautilus Sleep Systems

    Our primary manufacturing and distribution objectives for our Bowflex products and Nautilus Sleep Systems are to maintain product quality, reduce and control costs, maximize production flexibility and improve delivery speed. We use a computerized inventory management system to forecast our manufacturing requirements. In general, we attempt to use outside suppliers to manufacture a majority of our raw materials and finished parts. We select these suppliers based upon their production quality, cost and flexibility. Whenever possible and in order to improve flexibility, we will attempt to use at least two suppliers to manufacture each product component. We currently use overseas suppliers to manufacture most of our Bowflex components, although we produce the main component of our Bowflex products, the Power Rods, exclusively in the United States. We intend to use outside suppliers that meet our manufacturing criteria. We have transferred production of some of our Nautilus Sleep Systems components overseas and we are also changing suppliers as we increase sales to enable us to reduce product cost while improving quality.

    We inspect, package and ship our products from our Washington, Virginia and Nevada facilities. We rely primarily on UPS to deliver our Bowflex and our Nautilus Sleep Systems products.

  Nautilus Commercial and Retail Fitness Equipment and Accessories

    Our Nautilus manufacturing operations are vertically integrated and include such functions as metal fabrication, powder coating, upholstery and vacuum-formed plastics processes. By managing our own manufacturing operations, we can control the quality of our Nautilus products and offer our commercial customers the opportunity to order certain color variations. We currently distribute Nautilus commercial fitness equipment from our Virginia warehouse facilities directly to customers primarily through our truck fleet. This method of distribution allows us to effectively control the set-up and inspection of equipment at the end-user's facilities. We outsource the manufacturing of Nautilus retail fitness equipment and fitness accessories to outside foreign manufacturers. We currently distribute our Nautilus fitness equipment and accessories from our Nevada facilities using various commercial truck lines or direct to customers at overseas ports.

INDUSTRY OVERVIEW

  Fitness Equipment

    We market our Bowflex home fitness equipment principally in the United States, which we believe is a large and growing market. According to the Sporting Goods Manufacturers' Association, United States consumers spent roughly $5.5 billion on home exercise equipment in 1999 and 1998. While sales are flat overall, sales of products in the categories we compete in are up as much as 13% from 1998 to 1999.

    We market our Nautilus commercial fitness equipment throughout the world, including the United States, Europe, Asia, the Middle-East, Latin America and Africa. Within these markets, we target the following commercial customers, among others:

•	Health clubs	•	Corporate fitness centers
•	Rehabilitation clinics	•	Colleges and universities
•	The military	•	Governmental agencies
•	Hospitals	•	YMCA's and YWCA's
•	Hotels and motels	•	Professional sports teams

    According to the Sporting Goods Manufacturers' Association, aggregate sales of fitness equipment to commercial purchasers in the United States soared from $575 million in 1998 to $700 million in 1999, a 22% increase.

  Mattresses

    The United States mattress market is large and dominated by four major manufacturers whose primary focus is the conventional innerspring mattress. According to the International Sleep Products Association, United States mattress and foundation sales totaled 38.2 million units shipped in 1999, representing a 4.4 percent increase from 1998. Total dollar value of these wholesale shipments reached $4.3 billion in 1999, an 8% increase from 1998. We believe this equates to over $7.6 billion in retail sales. The International Sleep Products Association (ISPA) estimates that innerspring mattresses accounted for approximately 90% of total domestic mattress sales in 1999. The ISPA also believes that less than 7% of all mattress sales are made through direct marketing channels. According to the ISPA, the bedding industry has enjoyed years of uninterrupted growth. In 1998, queen-sized mattresses became the largest selling segment. Both queen- and king-sized mattresses picked up market share in 1999.

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

    We compete directly with a large number of companies that manufacture, market and distribute home fitness equipment, and with the many health clubs that offer exercise and recreational facilities. We also compete indirectly with outdoor fitness, sporting goods and other recreational products. Our principal direct competitors include ICON Health & Fitness, Inc. (through its Health Rider, NordicTrak, Image, Proform, Weider and Weslo brands), Schwinn Fitness, Precor and Total Gym. In addition, some of our competitors have significantly greater financial and marketing resources, which may give them and their products an advantage in the marketplace.

    We believe our Bowflex line of home exercise equipment is competitive within the market for home fitness equipment based on product design, quality and performance and that our direct marketing activities are effective in distinguishing our products from the competition.

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

    Our principal line of Nautilus commercial fitness equipment, the Nautilus 2ST, carries a premium price, however, we believe its reputation for quality and durability appeals to a significant portion of the market that strives for long-term product value. In addition, the Nautilus 2ST possesses unique features that appeal to the commercial market, such as low friction working parts, one-pound incremental weight stacks and hydraulic seat adjustments. We also offer training programs that are responsive to marketplace demands.

    Our newest line of Nautilus commercial fitness equipment, the Nautilus NITRO was developed especially to meet the needs of commercial customers such as hotels and fitness centers with limited floor space. In addition to being compact, Nautilus NITRO has competitive price points and a universal design that looks good in a variety of settings. With both the 2ST and Nautilus NITRO, we offer low cost lease and rental programs, as well as a wide array of value-added marketing, profit enhancing, and training programs.

  Nautilus Sleep Systems

    The mattress industry is also highly competitive, as evidenced by the wide range of products available to consumers, such as innerspring mattresses, waterbeds, futons and other air-supported mattresses. According to the International Sleep Products Association, conventional innerspring mattresses presently account for at least 90% of all domestic mattress sales. We believe market participants compete primarily on the basis of price, product quality and durability, brand name recognition, innovative features, warranties and return policies.

    We believe our most significant competition is the conventional mattress industry, which is dominated by four large, well-recognized manufacturers: Sealy (which also owns the Stearns & Foster brand name), Serta, Simmons and Spring Air. Although we believe our Nautilus Sleep Systems offer consumers an appealing alternative to conventional mattresses, many of these conventional manufacturers, including Sealy, Serta, Simmons and Spring Air, possess significantly greater financial, marketing and manufacturing resources and have better brand name recognition.

    Moreover, several manufacturers currently offer beds with firmness technology similar to our Nautilus Sleep Systems. We believe the largest manufacturer in this niche market is Select Comfort, Inc. Select Comfort offers its sleep systems at company-owned retail stores throughout the United States and engages in a significant amount of direct marketing, including infomercials, targeted mailings, print, radio and television advertising. Select Comfort has an established brand name, marketing and manufacturing resources. Select Comfort also has significantly greater experience in marketing and distributing airbeds. Despite these advantages, we believe the market for airbeds is large enough for both companies to be successful. In addition, we believe our Nautilus Sleep Systems possess features that will enable us to compete effectively against Select Comfort and other airbed companies.

    We believe our success in the mattress business depends in part on convincing consumers that variable firmness control and other features of our sleep system favorably differentiate our products from those of our competitors. We also believe our experience with direct marketing will enable us to successfully convey this message. However, the intense competition in the mattress industry, both from conventional mattress manufacturers and Select Comfort, may adversely affect our efforts to market and sell our airbeds and, consequently, may adversely affect our financial performance.

INTELLECTUAL PROPERTY

    Protecting our intellectual property is an important factor in maintaining our competitive position in the fitness and mattress industries. If we do not, or are unable to, adequately protect our intellectual property, our sales and profitability could be adversely affected. Accordingly, we have taken the following protective measures:

  •
  We hold 17 United States patents and have applied for three additional United States patents with respect to our Nautilus products;

  •
  We hold four patents relating to our Bowflex home fitness equipment;

  •
  We have applied for one patent relating to our Nautilus Sleep Systems;

  •
  We have obtained United States trademark protection for various names associated with our products, including "Bowflex," "Nautilus," "Power Rod," "Bowflex Power Pro," "Motivator" and "Versatrainer";

  •
  We have applied for United States trademark protection for the names "Direct Focus," "Instant Comfort" and various other names and slogans associated with our products;

  •
  We have registered the name "Bowflex" in Canada and the European Community, and have registered or applied to register the "Nautilus" trademark in approximately 30 foreign countries;

  •
  We have obtained trademark protection for the "look" of our Bowflex Power Rods; and

  •
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

ENVIRONMENTAL REGULATION

    Environmental regulations most significantly affect our Nautilus facilities in Independence, Virginia. The Virginia Department of Environmental Quality has issued an air permit for several point sources at this facility. The sources include boilers, flash ovens and high solids paint booths. The permit imposes operation limits based on the length of time each piece of equipment is operated each day, and we operate the plant within these limits. The town of Independence, Virginia has issued an industrial user's wastewater permit that governs our discharge of on-site generated wastewater and storm water. In addition to the foregoing, in early 1999, we completed a Phase I Environmental Site Assessment and a limited Phase II Soil Analysis Assessment at our Nautilus facilities in Independence, Virginia. No significant deficiencies or violations were noted. We do not believe that continued compliance with federal, state and local environmental laws will have a material effect upon our capital expenditures, earnings or competitive position.

EMPLOYEES

    As of December 31, 2000, we employed 398 full-time employees, including 3 executive officers and 38 part-time employees. None of our employees are subject to any collective bargaining agreement.

Item 2. Properties

    In August 2000, we purchased a 90,000 square foot facility in Vancouver, Washington as a warehouse, production, distribution and administrative facility. We retained our lease on an approximately 17,325 square foot facility in Vancouver, Washington which we will continue to use as our customer call center. We lease this property pursuant to an operating lease that expires April 30, 2002. The aggregate base rent is approximately $6,629 per month and is subject to annual adjustments based upon changes in the consumer price index, but no adjustment may exceed 6.0% in any calendar year.

    We house our Nautilus commercial operations and our East Coast distribution center for our Bowflex products in Independence, Virginia. We own 54 acres of commercial real property include the following facilities:

  •
  A 124,000 square foot building devoted to fabrication, finishing, assembly, plastics, upholstery, warehousing and shipping;

  •
  A 100,000 square foot building devoted to fabrication, Bowflex warehousing and used equipment operations;

  •
  A 27,105 square foot building that houses our Nautilus engineering, prototyping, customer service and administrative operations; and

  •
  A 9,187 square foot administrative and product display building.

    We also have a distribution center in Las Vegas, Nevada. We distribute Bowflex equipment, Nautilus Sleep Systems and Nautilus retail fitness products and accessories from this 93,332 square foot facility. This lease expires November 30, 2002. The aggregate base rent is approximately $27,066 per month, and is subject to an annual cost of living increase of 3.5%.

    In 2000, we purchased approximately 19.5 acres of land in Las Vegas, Nevada for $1.1 million. We may build a distribution, warehouse and administrative facility on the land.

    In general, our properties are well maintained, adequate and suitable for their purposes, and we believe these properties will meet our operational needs for the foreseeable future. If we require additional warehouse or office space, we believe we will be able to obtain such space on commercially reasonable terms.

Item 3. Legal Proceedings

    As of March 2001, there were no material pending legal proceedings to which we or our subsidiaries were a party. From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Price of Our Common Stock

    Since May 4, 1999, our common stock has been listed for trading exclusively on The Nasdaq National Market System under the symbol DFXI. Prior to such date, our common stock was listed for trading exclusively on the Toronto Stock Exchange in the Province of Ontario, Canada, under the symbol DFX. The following table summarizes the high and low closing prices for each period indicated, adjusted to reflect the three-for-two splits effective August 2000 and January 2001:

	High	Low
1999
Quarter 1	$8.17	$5.37
Quarter 2	11.55	7.22
Quarter 3	9.33	6.67
Quarter 4	$12.89	$8.11
2000
Quarter 1	$13.33	$9.67
Quarter 2	21.78	11.95
Quarter 3	27.17	18.17
Quarter 4	$31.00	$21.21

    As of February 28, 2001, 23,744,414 shares of our common stock were issued and outstanding and held of record by shareholders.

    Payment of any future dividends is at the discretion of our board of directors, which considers various factors, such as our financial condition, operating results, current and anticipated cash needs and expansion plans. Our credit lines do not restrict the payment of dividends. To date, we have never declared or paid any cash dividends on our common stock and do not presently intend to declare any cash dividends in the near future. Instead, we intend to retain and direct any future earnings to fund our anticipated expansion and growth.

USE OF PROCEEDS

    We received approximately $17.9 million in net proceeds from the sale of 975,000 shares of common stock in our May 1999 initial U.S. public offering, which includes proceeds from the overallotment option exercised by the managing underwriters. We applied $7 million of the net proceeds toward stock repurchases, $1.3 million toward computer and related technology upgrades, $1.1 million to purchase land for a potential distribution site in Nevada, and $4.2 million to purchase a building in Washington. We also used approximately $4.3 million of the net proceeds for working capital purposes, including increased direct marketing expenditures and increases in inventory and accounts receivable balances due to the growth of our business.

Item 6. Selected Consolidated Financial Data

    The selected consolidated financial data presented below for each of the years in the three-year period ended December 31, 2000 and the selected consolidated balance sheet data presented below as of December 31, 1999 and 2000 have been derived from the audited consolidated financial statements of the company included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 1996 and 1997 and the selected consolidated balance sheet data as of December 31, 1996 and the selected consolidated balance sheet data as of December 31, 1996, 1997 and 1998 have been derived from audited financial statements of the Company not included herein. The data presented below should be read in conjunction with our financial statements and notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

IN THOUSANDS (except per share amounts)	1996	1997	1998	1999	2000
Statement of Operations Data
Net Sales+	$9,224	$21,546	$63,171	$133,079	$223,927
Cost of sales+	3,330	6,774	18,316	46,483	75,573

Gross profit	5,914	14,772	44,855	86,596	148,354
Operating expenses:
Selling and marketing	4,712	9,600	22,643	44,630	73,510
General and administrative	473	975	1,701	4,237	8,804
Royalties	269	581	1,623	2,897	4,979
Litigation settlement	—	—	—	4,000	—

Total operating expenses	5,454	11,156	25,967	55,764	87,293

Operating income	460	3,616	18,888	30,832	61,061
Other income (expense)
Interest income	37	119	527	1,003	3,632
Other-net	(53)	(88)	(228)	3	347

Total other income (expense)	(16)	31	305	1,006	3,979

Income before income taxes	444	3,647	19,193	31,838	65,040
Income tax expense (benefit)	(249)	1,226	6,708	11,495	23,414

Net income	$693	$2,421	$12,485	$20,343	$41,626

Basic earnings per share(1)*	$0.03	$0.12	$0.59	$0.89	$1.77
Diluted earnings per share(1)*	$0.03	$0.11	$0.57	$0.87	$1.73
Basic shares outstanding*	19,256	20,222	21,008	22,874	23,525
Diluted shares outstanding*	20,123	21,401	21,884	23,457	23,999
Balance Sheet Data
Cash and cash equivalents	$1,154	$4,790	$18,911	$35,703	$77,181
Working capital	1,973	4,100	15,682	38,209	72,520
Total assets	3,515	7,922	24,373	67,310	117,126
Stockholders' equity	2,220	4,592	17,651	53,031	92,867

+
Balances reflect adoption of EITF Consensus 00-10

*
Reflects the three-for-two stock splits effective August 2000 and January 2001

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

    The following table presents certain financial data as a percentage of total revenues:

	Year Ended December 31,
	1998	1999	2000
Statement of Operations Data
Net sales	100.0%	100.0%	100.0%
Cost of sales	29.0	34.9	33.7

Gross profit	71.0	65.1	66.3
Operating expenses
Selling and marketing	35.8	33.5	32.8
General and administrative	2.7	3.2	3.9
Royalties	2.6	2.2	2.2
Litigation settlement	—	3.0	—

Total operating expenses	41.1	41.9	38.9
Operating income	29.9	23.2	27.4
Other income	0.5	0.7	1.6

Income before income taxes	30.4	23.9	29.0
Income tax expense	10.6	8.6	10.5

Net income	19.8%	15.3%	18.6%

COMPARISON OF THE YEARS ENDING DECEMBER 31, 2000 AND DECEMBER 31, 1999

Net Sales

    Net sales grew by 68.3% to $223.9 million in 2000 from $133.1 million in 1999. Sales within our direct products segment increased by 75.3% over prior year levels and accounted for $198.1 million, or 88.5%, of our aggregate net sales in 2000. Net sales within our commercial and retail product segment increased by 28.6% over prior year levels and accounted for $25.8 million, or 11.5% of our net sales.

    Sales growth in 2000 primarily resulted from expanded direct marketing of our Bowflex and Nautilus Sleep Systems products and the growth we experienced in eCommerce sales, as well as the positive impact of the strong domestic economy that existed until late 2000. Within our direct products segment, with respect to both our Bowflex products and our Nautilus Sleep Systems, we intend to further expand our use of spot television commercials and expand our use of infomercials of our Bowflex products during 2001 by increasing our presence in existing television markets and entering new television markets. We intend to increase sales within our Nautilus products segment by continuing to develop new products and expanding our direct sales efforts both domestically and internationally.

    Except for the fourth quarter, fiscal 2000 sales of our Bowflex products appear to have been consistent with historic trends. As in prior years, first and third quarter sales of our Bowflex products were strong, while the second quarter reflected seasonal weakness. Our direct marketing business is largely dependent upon national cable television advertising, and we are finding that second quarter influences on television viewership, such as the broadcast of national network season finales and seasonal weather factors, are causing our spot television commercials on national cable television to be marginally less effective than in other periods of the year. During the fourth quarter of 2000 and 1999, we experienced unusually strong consumer demand compared to the third quarter for our Bowflex products, which we believe is a trend that will not continue for the fourth quarter in future periods.

    Sales within our commercial and retail business were, and we believe will continue to be, strongest in the third and fourth quarters. We believe the principal reason for this trend is the commercial fitness industry's preparation for the impact of New Year fitness resolutions and seasonal weather factors in the fourth quarter, and retail fitness store purchases of fitness equipment in preparation for the Christmas buying season and New Year fitness resolutions in the third and fourth quarters.

    Notwithstanding our product diversification efforts, we anticipate that sales of our Bowflex Power Pro will continue to account for a substantial portion of our net sales for the foreseeable future. Any significant diminished consumer interest in this product line would sharply reduce our net sales and profitability. In addition, the success of each of our products depends substantially on how consumers decide to spend their money and the amount of disposable income they have. Unfavorable economic conditions may depress consumer spending, especially for premium priced products like ours.

Gross Profit

    Gross profit grew 71.3% to $148.4 million in 2000, from $86.6 million in 1999. Our gross profit margin increased 1.2% to 66.3% in 2000, from 65.1% in 1999. This increase was mainly attributable to the net sales of direct products as a percentage of total net sales. The margin within our direct products segment was 70.2% in 2000, while there was a 36.2% margin within our commercial and retail products segment for 2000. Sales of our direct products comprised 88.5% of net sales in 2000, compared with 84.9% in 1999. This increase in percentage of direct products sold, along with strong eCommerce sales at higher margins, resulted in the higher profit margin for 2000.

    We expect a lower percentage gross profit margin contribution from our Nautilus Sleep Systems, compared to our Bowflex products, as we continue our direct marketing campaign for this product. Similar to our Bowflex products, with the anticipated future higher sales volume of Nautilus Sleep Systems, we expect to take advantage of overseas production and new vendor relationships to strengthen the margins for these products.

Operating Expenses

  Selling and Marketing

    Selling and marketing expenses grew to $73.5 million in 2000 from $44.6 million in 1999, an increase of 64.7%. This increase in selling and marketing expenses resulted primarily from the continued expansion of our direct marketing campaign for Bowflex products and Nautilus Sleep Systems and variable costs associated with our sales growth.

    As a percentage of net sales, selling and marketing expenses decreased by 0.7% in 2000 to 32.8% in 2000, compared to 33.5% in 1999. Selling and marketing expenses within our direct products segment were $67.1 million, a 1.1% increase as a percentage of net sales compared to 1999. Selling and marketing expenses within our commercial and retail business traditionally have been a lower percentage of net sales than we have experienced in direct marketing and were $6.4 million in 2000 compared with $5.1 million in 1999. In real dollar terms, we expect our aggregate selling and marketing expenses will continue to increase in real dollar terms, but will also increase as a percentage of net sales, as we:

  •
  Continue to expand our Bowflex direct marketing campaign;

  •
  Expand the direct marketing campaign for our Nautilus Sleep Systems;

  •
  Integrate the marketing and distribution infrastructure for our Nautilus line of commercial fitness equipment; and

  •
  Expand marketing for our home fitness equipment products and fitness accessories under the Nautilus brand name.

  General and Administrative

    General and administrative expenses grew to $8.8 million in 2000 from $4.2 million in 1999, an increase of 107.8%. As a percentage of net sales, general and administrative expenses increased to 3.9% in 2000 from 3.2% in 1999. Our direct products segment accounted for $4.0 million of the increase in general and administrative expenses, due primarily to increased staffing and infrastructure expenses necessitated by our continued growth and the implementation of our information systems. Commercial and retail operations accounted for the remaining increase of $0.6 million. We believe our general and administrative expenses will continue to increase in future periods in real dollar terms and also as a percentage of net sales.

  Royalty

    Royalty expense grew to $5.0 million in 2000 from $2.9 million in 1999, an increase of 71.9%. The increase in our royalty expense is attributable to increased sales of our Bowflex products in 2000, plus new royalty agreements related to the development of additional products. Our royalty expenses will increase if sales of our Bowflex products continue to increase.

Other Income

    In 2000, other income increased to $4.0 million from $1.0 million in 1999. The $3.0 million increase resulted primarily from interest earned on invested cash and cash equivalents. We expect other income to increase if invested cash balances increase and interest rates remain steady.

Income Tax Expense

    Income tax expense increased by $11.9 million in 2000 compared to 1999. We expect our income tax expense to increase in line with increases of our income before taxes.

Net Income

    For the reasons discussed above, net income increased 104.6% to $41.6 million in 2000 compared to $20.3 million in 1999.

Comparison of Years Ending December 31, 1999, and December 31, 1998

Net Sales

    Net sales grew by 110.6% to $133.1 million in 1999 from $63.2 million in 1998. Sales within our direct products segment increased by 78.9% over prior year levels and accounted for $113.0 million, or 84.9%, of our aggregate net sales in 1999. Net sales within our commercial and retail segment generated $20.1 million of our aggregate net sales and accounted for 33.4% of the aggregate increase. Sales growth in 1999 primarily resulted from expanded direct marketing of our Bowflex products and the addition of our commercial and retail segment.

    Except for the fourth quarter, fiscal 1999 sales of our Bowflex products appear to have been consistent with historic trends. As in prior years, first and third quarter sales of our Bowflex products were strong, while the second quarter reflected seasonal weakness. Our direct products segment is largely dependent upon national cable television advertising, and we found that second quarter influences on television viewership, such as the broadcast of national network season finales and seasonal weather factors, caused our spot television commercials on national cable television to be marginally less effective than in other periods of the year. During the fourth quarter of 1999, we experienced unusually strong consumer demand compared to the third quarter for our Bowflex products.

    Sales within our commercial and retail segment were stronger in the third and fourth quarters. We believe the principal reason for this trend is the commercial fitness industry's preparation for the impact of New Year fitness resolutions and seasonal weather factors in the fourth quarter, and retail fitness store purchases of fitness equipment in preparation for the Christmas buying season and New Year fitness resolutions in the third and fourth quarters.

Gross Profit

    Gross profit grew 93.0% to $86.6 million in 1999, from $44.9 million in 1998. Our gross profit margin decreased 5.9% to 65.1% in 1999, from 71.0% in 1998. The decrease in gross profit margin was mainly attributable to our commercial and retail operations, which had a gross profit margin in 1999 of 36.6%.

Operating Expenses

  Selling and Marketing

    Selling and marketing expenses grew to $44.6 million in 1999 from $22.6 million in 1998, an increase of 97.1%. This increase in selling and marketing expenses resulted primarily from the continued expansion of our Bowflex direct marketing campaign and variable costs associated with our sales growth. The addition of our commercial and retail business accounted for $5.1 million of the increase.

    As a percentage of net sales, selling and marketing expenses decreased by 2.3% in 1999 to 33.5%, compared to $22.6 million, or 35.8%, a 0.7% decrease as a percentage of net sales compared to 1998. Selling and marketing expenses within our commercial and retail business traditionally have been a lower percentage of net sales than we have experienced in direct marketing. In real dollar terms, we expect our aggregate selling and marketing expenses will continue to increase, but not materially as a percentage of net sales.

  General and Administrative

    General and administrative expenses grew to $4.2 million in 1999 from $1.7 million in 1998, an increase of 149.1%. Our direct marketing business accounted for $1.3 million of the increase in general and administrative expenses, due primarily to increased staffing levels in our accounting and information systems departments necessitated by our continued growth and the implementation of our new information system. Commercial and retail operations accounted for the remaining increase of $1.2 million. As a percentage of net sales, general and administrative expenses increased to 3.2% in 1999 from 2.7% in 1998.

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

Quarterly Results of Operations

    The following table presents our operating results for each of the eight quarters in the period ended December 31, 2000. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read together with our audited financial statements and the related notes. These operating results are not necessarily indicative of the results of any future period.

Selected Quarterly Information

	QUARTER ENDED
	March 31	June 30		September 30	December 31
	(In thousands, except per share)
Fiscal 2000:
Net sales+	47,333	48,131		57,834	70,629
Gross profit	32,149	31,190		39,063	45,952
Operating income	13,359	11,815		16,262	19,625
Net income	8,919	8,168		11,082	13,457
Earnings per share
Basic*	.38	.35		.47	.57
Diluted*	.37	.34		.46	.55
Fiscal 1999:
Net sales+	28,782	27,829		34,878	41,589
Gross profit	18,723	17,882		22,982	27,008
Operating income	6,907	1,999	(1)	8,099	13,827
Net income	4,479	1,399	(1)	5,495	8,969
Earnings per share
Basic*	.21	.06	(1)	.23	.38
Diluted*	.20	.06	(1)	.23	.37

+
Net sales reflects the adoption of EITF Consensus 00-10

*
Reflects the three-for-two stock splits effective August 2000 and January 2001.

(1)
Includes a $4 million litigation settlement expense. Net income and earnings per share amounts also reflect $1.4 million of income tax benefit related to the litigation settlement.

Liquidity and Capital Resources

    Historically, we have financed our growth primarily from cash generated by our operating activities. During 2000, our operating activities generated $52.8 million in net cash, which contributed to an aggregate $77.2 million in cash and cash equivalents on hand as of December 31, 2000 compared to $35.7 million in cash and cash equivalents at December 31, 1999. Through a stock repurchase program, we bought back $3.3 million in common stock on the open market. Our capital expenditures in 2000 totaled $8.8 million, including $1.1 million for land in Las Vegas, Nevada and $4.2 million for land and a building in Vancouver, Washington. These activities resulted in a $41.5 million, or 116% increase in our cash and cash equivalents during 2000.

    We anticipate our working capital requirements will increase as a result of growing our Nautilus commercial and retail fitness operations. We also expect to increase our cash expenditures on spot commercials and infomercials as we continue to expand the direct marketing campaigns for our Bowflex products and Nautilus Sleep Systems. In January 2001, the Board of Directors authorized management to repurchase up to $20 million of the Company's common stock in open-market transactions from January 25, 2001 through April 30, 2001, with the terms of the purchases to be determined by management based on market condition.

    We maintain a $10 million line of credit with Bank of America (increased from $5.0 million on April 1, 2000). The line of credit is secured by our general assets and contains certain financial covenants. As of the date of these financial statements, we are in compliance with all material covenants applicable to the line of credit and there is no outstanding balance under the line.

    We believe our existing cash balances, combined with our line of credit, will be sufficient to meet our capital requirements for at least the next twelve months.

Inflation and Price Increases

    Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had or is likely in the foreseeable future to materially adversely affect our results of operations, cash flows or our financial position. However, increases in inflation over historical levels or uncertainty in the general economy could decrease discretionary consumer spending for products like ours. We have not raised the prices on any of our products since 1997. Consequently, none of our revenue growth is attributable to price increases.

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

    In the fourth quarter of 2000, we adopted Emerging Issues Task Force Consensus 00-10, "Accounting for Shipping and Handling Costs" ("EITF 00-10"). As a result of this adoption, we now account for revenue generated by shipping products to customers as net sales. Previously, these amounts were included in cost of sales along with the related costs incurred to ship the products. Net sales and cost of sales for prior periods have been restated to reflect EITF Consensus 00-10.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    To date, we have invested cash with banks and in highly liquid debt instruments purchased with maturity dates of three months or less. Our bank deposits may exceed federally insured limits and there is risk of loss of the entire principal with any debt instrument. To reduce risk of loss, we limit our exposure to any one debt issuer and require certain minimum ratings for debt instruments that we purchase.

Item 8. Consolidated Financial Statements and Supplementary Financial Data

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
of Direct Focus, Inc.:

    We have audited the accompanying consolidated balance sheets of Direct Focus, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Direct Focus, Inc. and subsidiaries at December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Portland, Oregon
January 19, 2001

DIRECT FOCUS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 1999	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,703,457	$77,181,064
Trade receivables (less allowance for doubtful accounts of: 1999, $304,727 and 2000, $352,279)	4,744,213	4,941,286
Inventories	9,167,554	12,653,117
Prepaid expenses and other current assets	1,863,951	591,453
Current deferred tax asset	820,789	950,363

Total current assets	52,299,964	96,317,283

PROPERTY, PLANT AND EQUIPMENT, NET	10,644,838	16,668,884

OTHER ASSETS	4,364,963	4,140,277

TOTAL ASSETS	$67,309,765	$117,126,444

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade payables	$5,871,369	$12,335,776
Accrued liabilities	4,051,540	5,344,225
Income taxes payable	2,177,236	2,542,967
Royalty payable to stockholders	893,563	1,481,886
Customer deposits	1,097,748	2,092,611

Total current liabilities	14,091,456	23,797,465

LONG-TERM DEFERRED TAX LIABILITY	187,484	462,004

COMMITMENTS AND CONTINGENCIES (Notes 8 and 15)
STOCKHOLDERS' EQUITY:
Common stock—authorized, 75,000,000 shares of no par value; Outstanding, 1999: 23,499,333 shares, 2000: 23,545,181 shares	18,602,420	16,812,476
Retained earnings	34,428,405	76,054,499

Total stockholders' equity	53,030,825	92,866,975

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$67,309,765	$117,126,444

See notes to consolidated financial statements.

DIRECT FOCUS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Three years ended December 31, 2000

	1998	1999	2000
NET SALES	$63,171,376	$133,078,513	$223,927,365
COST OF SALES	18,316,803	46,482,613	75,573,619

Gross profit	44,854,573	86,595,900	148,353,746

EXPENSES:
Selling and marketing	22,642,885	44,629,825	73,509,675
General and administrative	1,700,956	4,236,804	8,804,446
Royalties	1,622,726	2,897,278	4,979,287
Litigation settlement	—	4,000,000	—

Total operating expenses	25,966,567	55,763,907	87,293,408

INCOME FROM OPERATIONS	18,888,006	30,831,993	61,060,338

OTHER INCOME (EXPENSE):
Interest income	526,961	1,003,586	3,631,993
Other, net	(221,889)	2,737	347,175

Total other income, net	305,072	1,006,323	3,979,168

INCOME BEFORE INCOME TAXES	19,193,078	31,838,316	65,039,506
INCOME TAX EXPENSE	6,707,584	11,495,425	23,413,412

NET INCOME	$12,485,494	$20,342,891	$41,626,094

BASIC EARNINGS PER SHARE	$0.59	$0.89	$1.77

DILUTED EARNINGS PER SHARE	$0.57	$0.87	$1.73

Basic shares outstanding	21,007,181	22,872,638	23,525,069
Diluted shares outstanding	21,883,406	23,456,718	23,998,244

See notes to consolidated financial statements.

DIRECT FOCUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

For the three years ended December 31, 2000

	Common Stock
			Retained Earnings
	Shares	Amount		Total
BALANCES, JANUARY 1, 1998	20,261,988	$2,992,172	$1,600,020	$4,592,192
Options exercised	997,190	134,004	—	134,004
Tax benefit of exercise of nonqualified options	—	439,452	—	439,452
Net income	—	—	12,485,494	12,485,494

BALANCES, DECEMBER 31, 1998	21,259,178	$3,565,628	$14,085,514	$17,651,142

Public offering	2,193,750	17,937,691		17,937,691
Options exercised	521,607	300,482	—	300,482
Stock repurchased	(475,200)	(3,698,793)	—	(3,698,793)
Tax benefit of exercise of nonqualified options	—	497,412	—
Net income	—	—	20,342,891	20,342,891

BALANCES, DECEMBER 31, 1999	23,499,335	$18,602,420	$34,428,405	$53,030,825

Options exercised	324,201	622,236	—	622,236
Stock repurchased	(278,354)	(3,252,043)	—	(3,252,043)
Tax benefit of exercise of nonqualified options	—	839,863	—	839,863
Net income	—	—	41,626,094	41,626,094

BALANCES, DECEMBER 31, 2000	23,545,182	$16,812,476	$76,054,499	$92,866,975

See notes to consolidated financial statements

DIRECT FOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three years ended December 31, 2000

	1998	1999	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,485,494	$20,342,891	$41,626,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	301,913	1,183,412	2,874,101
Loss on equipment disposal	—	1,262	4,504
Tax benefit of exercise of nonqualified options	439,452	497,412	839,863
Deferred income taxes	99,484	(484,448)	144,945
Changes in:
Trade receivables	41,336	(1,519,116)	(197,073)
Inventories	(668,900)	(3,448,750)	(3,485,563)
Prepaid expenses and other current assets	(166,027)	(1,377,336)	1,272,498
Trade payables	2,423,819	2,001,235	6,464,407
Income taxes payable	(296,353)	1,672,461	365,731
Accrued liabilities and royalty payable to Stockholders	1,099,819	988,414	1,881,008
Customer deposits	107,084	948,811	994,863

Net cash provided by operating activities	15,867,121	20,806,248	52,785,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,738,836)	(1,929,137)	(8,761,526)
Proceeds from sale of property, plant and equip.	—	159,238	97,067
Additions to other assets	(12,309)	(167,935)	(13,505)
Acquisition cost of Nautilus	(120,454)	(16,615,012)	—

Net cash used in investing activities	(1,871,599)	(18,552,846)	(8,677,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(9,167)	—	—
Proceeds from public offering	—	17,937,691	—
Funds used for stock repurchase	—	(3,698,793)	(3,252,043)
Proceeds from exercise of stock options	134,004	300,482	622,236

Net cash provided by (used in) financing activities	124,837	14,539,380	(2,629,807)

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,120,359	16,792,782	41,477,607
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,790,316	18,910,675	35,703,457

CASH AND CASH EQUIVALENTS, END OF YEAR	$18,910,675	$35,703,457	$77,181,064

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	455	—	—
Cash paid for income taxes	6,465,006	9,835,000	21,907,800

See notes to consolidated financial statements

DIRECT FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended December 31, 2000

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization

    Direct Focus Inc. (the "Company," a Washington corporation) is a leading marketing company for fitness and healthy lifestyle products with highly-effective direct business model. The Company has two operating segments. One is the direct business through which they market consumer products directly through a variety of direct marketing channels, including spot television commercials, infomercials, response mailings, and the Internet. The Company's principal direct segment products are the Bowflex line of home fitness equipment and a line of premium quality sleep systems (Nautilus Sleep Systems). As a result of the acquisition in January 1999 of Nautilus International, Inc., the Company added a second business segment which comprises a significant component of the Company's operations and includes Nautilus commercial and retail fitness equipment and accessories.

  Consolidation

    The consolidated financial statements of the Company include Direct Focus, Inc., Nautilus HPS, Inc., Nautilus, Inc., DFI Properties, LLC, BFI Advertising, Inc., DFI Sales, Inc., and Nautilus Fitness Products, Inc. All inter-company transactions have been eliminated.

  Use of Accounting Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    Management reviews the investment in long-lived assets for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. There have been no such events or circumstances in the three years ended December 31, 2000. If there were an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value.

  Other Assets

    Other assets consist of license agreements, patents and trademarks. Amortization is computed using the straight-line method over estimated useful lives of three to twenty years. The trademark associated with the Nautilus acquisition was valued at $4,349,839 and is being amortized over twenty years. Accumulated amortization was $272,183 and $510,374 at December 31, 1999 and 2000, respectively.

  Warranty Costs

    The Company's warranty policy provides for coverage for defects in material and workmanship. Warranty periods on the Company's products range from two years to limited lifetime on the Bowflex lines of fitness products and twenty years on airbeds. The Nautilus commercial line of fitness products includes a lifetime warranty on the structural frame, welded moving parts and weight stacks, a 120-day warranty on upholstery and padded items, and a one-year warranty on all other parts.

  Revenue Recognition

    Revenue from product sales is generally recognized at the time of shipment. Revenue is recognized upon installation for the Nautilus commercial equipment, if the Company's truck fleet is used for delivery of the products.

  Net Sales

    In the fourth quarter of 2000, the Company adopted Emerging Issues Task Force Consensus 00-10 "Accounting for Shipping and Handling Costs" (EITF 00-10). As a result, the Company now accounts for revenue generated by shipping products to customers as net sales. Previously, these amounts were included in cost of sales along with the related costs incurred to ship the products. Net sales and cost of sales for prior periods have been restated to reflect EITF 00-10. This change has no effect on reported net income or earnings per share.

  Research and Development

    Internal research and development costs are expensed as incurred and included in cost of sales. Third party research and development costs are expensed when the contracted work has been performed.

    Research and development expense was $64,973, $716,240 and $1,186,216 for 1998, 1999 and 2000, respectively.

  Stock-Based Compensation

    The Company continues to measure compensation expense for its stock-based employee compensation plans using the method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company provides pro forma disclosures of net income and earnings per share as if the method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," had been applied in measuring compensation expense. See Note 9.

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

  Comprehensive Income

    Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires presentation of comprehensive income within an entity's primary financial statements. Comprehensive income is defined as net income as adjusted for changes to equity resulting from events other than net income or transactions related to an entity's capital structure. Comprehensive income equaled net income for all periods presented.

  Fair Value of Financial Instruments

    The carrying amount of the Company's cash and cash equivalents, trade receivables, trade payables, royalties payable, and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments.

  Recent Accounting Pronouncement

    In June 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. We do not currently have any derivative instruments and, accordingly, do not expect the adoption of SFAS 133 to have an impact on our financial position or results of operations.

  Reclassifications

    Certain amounts from 1998 and 1999 have been reclassified to conform to the 2000 presentation.

2.  OPERATING SEGMENTS

    The Company's operating segments include its direct products segment which includes all products marketed directly to consumers through a variety of direct marketing channels. The Bowflex line of fitness equipment and the Nautilus Sleep Systems are the principal products in the Company's direct products segment. The other operating segment is the commercial and retail products line which includes products and operations that are not direct marketed to consumers. Products in this segment include Nautilus commercial and retail fitness equipment and accessories. Accounting policies used by the segments are the same as those disclosed in Note 1.

    The following table presents information about the Company's two operating segments (in thousands):

	Direct Products	Commercial and Retail Products	Total
Year Ended December 31, 2000
Revenues from external customers	$198,107	$25,820	$223,927
Interest income	3,630	2	3,632
Depreciation and amortization expense	2,068	806	2,874
Income tax expense	22,883	530	23,413
Segment net income	40,684	942	41,626
Segment assets	95,815	21,311	117,126
Additions to property, plant and equipment	8,237	525	8,762
Year Ended December 31, 1999
Revenues from external customers	$113,004	$20,075	$133,079
Interest income	1,002	2	1,004
Depreciation and amortization expense	565	411	1,183
Income tax expense	11,084	618	11,495
Segment net income	19,715	628	20,343
Segment assets	47,753	19,557	67,310
Additions to property, plant and equipment	1,379	550	1,929
Year Ended December 31, 1998
Revenues from external customers	$63,171	—	$63,171
Interest income	527	—	527
Depreciation and amortization expense	302	—	302
Income tax expense	6,708	—	6,708
Segment net income	12,485	—	12,485
Segment assets	24,373	—	24,373
Additions to property, plant and equipment	1,739	—	1,739

3.  PUBLIC OFFERING

    On May 5, 1999, the Company completed its initial U.S. public offering of common stock listed on the Nasdaq exchange. The initial offering consisted of 2,250,000 total shares at $9.11 per share, of which 1,856,250 shares were offered by the Company, with an additional 393,750 shares offered by selling shareholders. On June 10, 1999, the underwriting group exercised a 337,500-share over-allotment. Total net proceeds realized by Direct Focus, Inc. from the offerings were $17.9 million. The Company was listed on the Toronto Stock Exchange from January 1993 to May 1999.

4.  ACQUISITION OF NAUTILUS

    Effective January 4, 1999, the Company acquired substantially all of the net assets of Nautilus International, Inc. ("Nautilus"). Nautilus was a manufacturer and distributor of commercial fitness equipment and, to a limited extent, retail fitness equipment and accessories. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed, and results of operations have been included in the accompanying financial statements since the date of acquisition. The Company paid approximately $16.7 million, including acquisition costs of approximately $500,000, for the assets and intellectual property of Nautilus and assumed $1.8 million of current liabilities.

    The total cost of the acquisition was allocated to the assets acquired and liabilities assumed as follows:

Cash	$8,512
Trade receivables	3,006,890
Inventories	3,104,131
Prepaid expenses and other current assets	108,206
Furniture and equipment	7,991,685
Other assets	4,349,839
Liabilities assumed	(1,825,285)

Total	$16,743,978

    The unaudited pro forma financial information below for the year ended December 31, 1998 was prepared as if the transaction had occurred on January 1, 1998:

Revenue	$76,600,696
Net income	$9,868,213
Basic earnings per share	$.47
Diluted earnings per share	$.45

    The unaudited pro forma information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the respective year, nor does it purport to indicate the results of future operations of the Company.

5.  INVENTORIES

    Inventories at December 31 consisted of the following:

	1999	2000
Finished goods	$4,682,659	$8,093,919
Work in process	1,141,803	1,160,647
Parts and components	3,343,092	3,398,551

	$9,167,554	$12,653,117

6.  PROPERTY, PLANT AND EQUIPMENT

    Details of property, plant and equipment are summarized as follows at December 31:

	Estimated Useful Life	1999	2000
	(in years)
Land	N/A	$140,000	$1,718,495
Buildings	31.5	5,870,592	9,636,774
Computer equipment	2-5	2,737,488	5,179,365
Production equipment	5	2,481,839	2,778,679
Furniture and fixtures	5	462,174	915,040
Automobiles	7	53,000	53,000

		11,745,093	20,281,353
Less accumulated depreciation		(1,100,255)	(3,612,469)

Property, plant and equipment, net		$10,644,838	$16,668,884

7.  ACCRUED LIABILITIES

    Accrued liabilities at December 31 consisted of the following:

	1999	2000
Accrued payroll	$2,318,771	$3,178,847
Accrued warranty expense	383,356	447,194
Sales return reserve	786,921	1,307,000
Accrued other	562,472	411,184

Total	$4,051,540	$5,344,225

8.  COMMITMENTS AND CONTINGENCIES

  Lines of Credit

    During 1999, the Company obtained a line of credit for $5 million with a bank which was increased to $10 million in 2000. The line is secured by the Company's general assets, and interest is payable on outstanding borrowings under the line at the bank's prime rate (9.5% at December 31, 2000). There were no outstanding borrowings on the line of credit at December 31, 2000.

  Operating Leases

    The Company leases its Vancouver, Washington call center facility under an operating lease which expires April 30, 2002. The lease commitment is subject to an annual rent adjustment based upon changes in the consumer price index, limited to a 6.0% annual change. The agreement provides for an annual cancellation provision by the Company upon proper notification.

    Since December 1999, the Company has leased a distribution center in Las Vegas, Nevada to service the Southwestern United States. This operating lease expires November 30, 2002.

    Nautilus HPS, Inc. leases trucks and trailers and other equipment used in the Nautilus commercial business. These leases expire over various terms through December 2002.

    Rent expense under all leases was $239,197 in 1998, $664,922 in 1999, and $473,920 in 2000.

  Obligations

    Future minimum lease payments under the operating leases during the years ending December 31 are as follows:

2001	$595,141
2002	416,130

Total minimum lease payments	$1,011,271

9.  STOCK OPTIONS

    The Company's stock-based compensation plan was adopted in June 1995. The Company can issue both nonqualified stock options to the Company's officers and directors and qualified options to the Company's employees. The plan was amended in June 2000 so the Company may grant options for up to 5,305,412 shares of common stock. At December 31, 2000, 1,985,136 shares are available for future issuance under the plan. The plan is administered by the Company's Board of Directors which determines the terms and conditions of the various grants awarded under these plans. Stock options granted generally have an exercise price equal to the closing market price of the Company's stock on the date of the grant, and vesting periods vary by option granted, generally no longer than four years. If compensation cost on stock options granted under these plans had been determined based on the fair value of the options consistent with that described in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 1998, 1999 and 2000.

	1998	1999	2000
Net income, as reported	$12,485,494	$20,342,891	$41,626,094
Net income, pro forma	12,274,208	19,958,204	40,500,561
Basic earnings per share, as reported	$0.59	$0.89	$1.77
Basic earnings per share, pro forma	$0.58	$0.87	$1.72
Diluted earnings per share, as reported	$0.57	$0.87	$1.73
Diluted earnings per share, pro forma	$0.56	$0.85	$1.69

    The pro forma amounts may not be indicative of the effects on reported net income for future years due to the effect of options vesting over a period of years and the granting of stock compensation awards in future years.

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1999 and 2000, respectively; all options granted will vest as scheduled; no dividend yield for all three years; risk-free interest rate of 5%, 6.4% and 5%; expected volatility of 76%, 60% and 51%; and expected lives of five years for all three years.

    A summary of the status of the Company's stock option plans as of December 31, 1998, 1999 and 2000, and changes during the years ended on those dates is presented below.

	1998		1999		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,829,505	$0.21	1,238,891	$1.06	1,051,064	$4.01
Granted	423,000	2.53	381,780	8.98	536,850	18.65
Forfeited or cancelled	(16,425)	0.43	(48,001)	4.76	(134,250)	8.97
Exercised	(997,190)	0.13	(521,607)	0.58	(324,201)	1.92

Outstanding at end of year	1,238,891	$1.06	1,051,064	$4.01	1,129,463	$12.89

Options exercisable at end of year	695,699		482,630		432,339

    The following table summarizes information about stock options outstanding as of December 31, 2000:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.11 — $0.43	154,578	1.3	$0.39	154,578	$0.39
$2.05 — $4.33	204,014	2.2	2.11	146,264	2.05
$9.11 — $10.47	353,384	3.7	9.17	119,684	8.90
$20.33 — $24.09	417,488	4.5	20.78	11,813	20.33

$0.11 — $24.09	1,129,464	3.4	$10.99	432,339	$3.85

10.  INCOME TAXES

    The Company realizes income tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial statement purposes, any reduction in income tax obligations as a result of these tax benefits is credited to common stock.

    The provision for (benefit from) income taxes consists of the following for the three years ended December 31, 2000:

	1998	1999	2000
Current:
Federal	$6,608,100	$11,973,989	$23,247,566
State	—	5,884	20,901

Total Current	6,608,100	11,979,873	23,268,467

Deferred:
Federal	99,484	(484,448)	144,945
State	—	—	—

Total Deferred	99,484	(484,448)	144,945

Total Provision	$6,707,584	$11,495,425	$23,413,412

    The components of the net deferred tax asset/(liability) at December 31, 1999 and 2000 are as follows:

	1999	2000
Current:
Assets:
Accrued vacation	$124,933	$132,725
Allowance for doubtful accounts	106,633	94,742
Inventory reserve	107,083	148,959
Uniform capitalization	43,750	102,882
Accrued reserves	442,847	560,927
Customer deposits	384,034	52,128
Other	202,205	—
Liabilities:
Prepaid advertising	(440,476)	—
Other prepaids	(150,220)	(142,000)

Net current deferred tax asset	$820,789	$950,363

Noncurrent
Liabilities:
Other	$(39,908)	$—
Depreciation	(147,576)	(462,004)

Net long-term deferred tax liability	$(187,484)	$(462,004)

    A reconciliation of the statutory income tax rate with the Company's effective income tax rate is as follows:

	1999	2000
Federal	35.00%	35.00%
State	1.08%	0.03%
Other	0.03%	0.97%

Total	36.11%	36.00%

11.  EARNINGS PER SHARE

    The per share amounts are based on the weighted average number of basic and dilutive common equivalent shares assumed to be outstanding during the period of computation. Net income for the calculation of both basic and diluted earnings per share is the same for all periods.

    The calculation of weighted average outstanding shares is as follows:

	Average Shares
	1998	1999	2000
Basic shares outstanding	21,007,180	22,872,637	23,525,068
Dilutive effect of stock options	876,225	584,080	473,175

Diluted shares outstanding	21,883,405	23,456,717	23,998,243

12.  STOCK REPURCHASE PROGRAM

    Four times during fiscal 2000, the Board of Directors authorized the expenditure of up to $8 million to purchase shares of Direct Focus, Inc. common stock in open market transactions. During the year ended December 31, 2000, the Company repurchased a total of 278,353 shares of common stock in open market transactions for an aggregate purchase price of $3.3 million. All authorizations had expired at December 31, 2000.

13.  STOCK SPLITS

    On June 26, 2000, the Board of Directors approved a three-for-two stock split in the form of a share dividend, payable to the Company's stockholders of record as of July 31, 2000. Shares resulting from the split were distributed by the transfer agent on August 14, 2000. On December 8, 2000, the Board of Directors approved another three-for-two stock split payable to Company stockholders of record as of January 2, 2001 with a payment date of January 15, 2001. All share and per-share numbers contained herein reflect these stock splits.

14.  RELATED-PARTY TRANSACTIONS

    The Company incurred royalty expense under an agreement with a stockholder of the Company of $1,603,821 in 1998, $2,815,116 in 1999, and $4,837,212 in 2000, of which $893,563 and $1,481,886 was payable at December 31, 1999 and 2000, respectively.

15.  LITIGATION SETTLEMENT

    On July 17, 1999, the Company reached an agreement with a competitor to settle pending litigation. As a result of the settlement, the Company took a one-time, after-tax charge of $2.6 million in the second quarter of fiscal 1999. The Company made an $8 million cash payment to the competitor, of which $4 million was paid by insurance.

    This settlement did not affect the ongoing direct marketing campaign for the Company's Bowflex home fitness equipment. Additionally, in the normal course of business, the Company is a party to various other legal claims, actions and complaints. Although it is not possible to predict with certainty whether the Company will ultimately be successful in any of these legal matters, or what the impact might be, the Company believes that disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

16.  EMPLOYEE BENEFIT PLAN

    The Company adopted a 401(k) profit sharing Plan in 1999 covering all employees over the age of 18, who also have three months of service. The Plan was amended in 2000 to allow for immediate eligibility in the plan. Each participant in the 401(k) Plan may contribute up to 20% of eligible compensation during any calendar year, subject to certain limitations. The 401(k) Plan provides for Company matching contributions of up to 50% for eligible contributions for participants who have one year of service. In addition, the Company may make discretionary contributions. Employees are 100% vested in the matching and discretionary contributions after four years of service. Expense for the Plan was $103,793 and $134,669 for the years ended December 31, 1999 and 2000, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    The Information required by this item is included under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

    The information required by this item is included under the caption "Executive Compensation" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    The information required by this item is included under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 2001 Annual Meeting of shareholders and is in-corporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements

    See the Consolidated Financial Statements in Item 8.

(a)(2)  Financial Statement Schedule

DIRECT FOCUS, INC.

Schedule II

Valuation and Qualifying Accounts

Three years ended December 31, 2000

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
1998	85,000	—	45,000	40,000
1999	40,000	264,727	—	304,727
2000	304,727	47,552	—	352,279
Sales returns and allowances:
1998	285,000	315,704	—	600,704
1999	600,704	186,217	—	786,921
2000	786,921	520,079	—	1,307,000
Warranty reserves
1998	20,000	50,000	—	70,000
1999	70,000	313,356	—	383,356
2000	383,356	63,838	—	447,194

    All other financial statement schedules have been omitted since they are not required, not applicable, or the information is included in the consolidated financial statements or notes thereto.

(a)(3)  Exhibits

    The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.
3.1	Articles of Incorporation, as Amended—Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission (the "Commission") on March 3, 1999.
3.2
Amendment to Articles of Incorporation—Incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2000, as filed with the Commission on August 10, 2000.
3.3	Amended and Restated Bylaws—Incorporated by reference to Exhibit 3.4 of Amendment No. 2 to the Company's Registration Statement on Form S-1, as filed with the Commission on April 30, 1999.
10.1	Direct Focus, Inc. Stock Option Plan, as amended—Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.
10.2
Amendment to Direct Focus, Inc. Stock Option Plan—Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2000, as filed with the Commission on August 10, 2000.

10.3
Lease Agreement dated September 16, 1992, between Bow-Flex of America, Inc. and Christensen Group, Inc.—Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.
10.4
First Amendment to Lease dated September 16, 1992, between Bow-Flex of America, Inc. and Christensen Group, Inc.—Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.
10.5
Amendment to Bowflex, Inc. Lease Extension, dated August 27, 1996, between Bowflex, Inc. and Ogden Business Park Partnership—Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.
10.6
First Amendment to Lease, dated December 10, 1996, between Bowflex, Inc. and Ogden Business Park Partnership—Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.
10.7
Borrowing Agreement, dated December 16, 1998, between Direct Focus, Inc. and Seafirst Bank—Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.
10.8	Modification to Borrowing Agreement dated March 30, 2000 between Direct Focus, Inc. and Bank of America, N.A.
10.9
Royalty Agreement, dated as of April 9, 1988, between Bow-Flex of America, Inc. and Tessema D. Shifferaw—Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.
10.10
Royalty Payment Agreement, dated as of June 18, 1992, between Tessema D. Shifferaw, Brian R. Cook and R.E. "Sandy" Wheeler—Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.
10.11
First Amended and Restated Merchant Agreement dated as January 27, 1999, between Direct Focus, Inc. and Household Bank (SB), N.A.—Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.
10.12	Second Amended and Restated Merchant Agreement dated February 23, 2000 between Direct Focus, Inc. and Household Bank (SB), N.A.
10.13
Lease Agreement, dated July 19, 1999, between Direct Focus, Inc. and Las Vegas Motor Speedway, LLC.—Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the commission on March 29, 2000.
10.14	Agreement of Purchase and Sale and Joint Escrow Instructions dated June 7, 2000, by and between Tyco Valves & Controls, Inc. and Direct Focus, Inc.
21	Subsidiaries of Direct Focus, Inc.
23	Consent of Deloitte & Touche LLP
24.1	Power of Attorney for Kirkland C. Aly
24.2	Power of Attorney for C. Rowland Hanson

24.3	Power of Attorney for Paul F. Little
24.4	Power of Attorney for Roger J. Sharp
24.5	Power of Attorney for Roland E. "Sandy" Wheeler

(b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2001	DIRECT FOCUS, INC.
	By:	/s/ BRIAN R. COOK, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2001.

Signature	Title

/s/ BRIAN R. COOK Brian R. Cook	President (Principal Executive Officer)
/s/ ROD W. RICE Rod W. Rice	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
KIRKLAND C. ALY * Kirkland C. Aly	Director
C. ROWLAND HANSON * C. Rowland Hanson	Director
PAUL F. LITTLE * Paul F. Little	Director
/s/ RANDAL R. POTTER Randal R. Potter	Director
ROGER J. SHARP * Roger J. Sharp	Director
ROLAND E. "SANDY" WHEELER * Roland E. "Sandy" Wheeler *	Director
* By: /s/ ROD W. RICE Rod W. Rice Attorney-In-Fact	March 28, 2001

QuickLinks

DIRECT FOCUS, INC. 2000 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Consolidated Financial Statements and Supplementary Financial Data
DIRECT FOCUS, INC. CONSOLIDATED BALANCE SHEETS
DIRECT FOCUS, INC. CONSOLIDATED STATEMENTS OF INCOME Three years ended December 31, 2000
DIRECT FOCUS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY For the three years ended December 31, 2000
DIRECT FOCUS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Three years ended December 31, 2000
DIRECT FOCUS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Three years ended December 31, 2000
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
DIRECT FOCUS, INC. Schedule II Valuation and Qualifying Accounts Three years ended December 31, 2000 (in thousands)
SIGNATURES