Form 10-Q
period 2001-03-31
DIRECT FOCUS INC
filed 2001-05-14
CIK 1078207

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                        Commission file number: 000-25867



                               DIRECT FOCUS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Washington                                                943002667
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                              1400 NE 136th Avenue
                           Vancouver, Washington 98684
          (Address of principal executive offices, including zip code)

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

Number of shares of issuer's common stock outstanding as of May 4, 2001:
23,391,890



================================================================================

                               DIRECT FOCUS, INC.


                                      INDEX





PART I -  FINANCIAL INFORMATION                                             Page

                                                                            ----
Item 1.   Financial Statements                                                3

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         13






PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                   13


Signatures                                                                   14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               DIRECT FOCUS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                               March 31,     December 31,
                                                                 2001            2000
                                                             ------------    ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $ 91,835,558    $ 77,181,064
  Trade receivables (less allowance for doubtful
     accounts of: 2001, $318,102 and 2000, $352,279)            4,638,974       4,941,286
  Inventories                                                  17,558,829      12,653,117
  Prepaid expenses and other current assets                       357,776         591,453
  Current deferred tax asset                                    1,055,425         950,363
                                                             ------------    ------------
  Total current assets                                        115,446,562      96,317,283
                                                             ------------    ------------
PROPERTY, PLANT AND EQUIPMENT (less accumulated
  depreciation of: 2001, $2,241,614 and 2000, $1,490,163)      17,006,514      16,668,884

OTHER ASSETS (less accumulated amortization of:
  2001, $391,369 and 2000, $331,731)                            4,094,410       4,140,277
                                                             ------------    ------------
TOTAL ASSETS                                                 $136,547,486    $117,126,444
                                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                             $ 17,854,712    $ 12,335,776
  Accrued liabilities                                           5,872,230       5,344,225
  Income taxes payable                                          8,723,189       2,542,967
  Royalty payable to stockholders                               1,586,168       1,481,886
  Customer deposits                                             2,251,994       2,092,611
                                                             ------------    ------------
  Total current liabilities                                    36,288,293      23,797,465
                                                             ------------    ------------
LONG-TERM DEFERRED TAX LIABILITY                                  489,776         462,004
                                                             ------------    ------------
STOCKHOLDERS' EQUITY:
  Common stock - authorized, 75,000,000 shares
     of no par value; outstanding, 2001:
     23,424,822 shares, 2000: 23,411,329 shares                 8,975,761      16,812,476
  Retained earnings                                            90,793,656      76,054,499
                                                             ------------    ------------
        Total stockholders' equity                             99,769,417      92,866,975
                                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $136,547,486    $117,126,444
                                                             ============    ============

See notes to consolidated financial statements.

                               DIRECT FOCUS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                             Three months ended March 31,
                                          ----------------------------------
                                              2001                  2000
                                          ------------          ------------
NET SALES                                 $ 74,854,724          $ 47,332,880

COST OF SALES                               25,303,989            15,184,311
                                          ------------          ------------
        Gross profit                        49,550,735            32,148,569
                                          ------------          ------------

OPERATING EXPENSES:
Selling and marketing                       23,151,635            15,816,575
General and administrative                   3,202,643             1,959,368
Royalties                                    1,662,904             1,013,987
                                          ------------          ------------
        Total operating expenses            28,017,182            18,789,930
                                          ------------          ------------

INCOME FROM OPERATIONS                      21,533,553            13,358,639
                                          ------------          ------------

OTHER INCOME (EXPENSE):
Interest income                              1,394,745               615,517
Other - net                                    101,400               (39,147)
                                          ------------          ------------
 Total other income - net                    1,496,145               576,370
                                          ------------          ------------

INCOME BEFORE INCOME TAXES                  23,029,698            13,935,009

INCOME TAX EXPENSE                           8,290,541             5,016,567
                                          ------------          ------------
NET INCOME                                $ 14,739,157          $  8,918,442
                                          ============          ============

BASIC EARNINGS PER SHARE                  $       0.62          $       0.38


DILUTED EARNINGS PER SHARE                $       0.61          $       0.37

Basic shares outstanding                    23,661,615            23,604,752

Diluted shares outstanding                  24,154,764            24,160,730




See notes to consolidated financial statements.

                               DIRECT FOCUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three months ended March 31,
                                                                     -------------------------------
                                                                         2001               2000
                                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 14,739,157       $  8,918,442
Adjustments to reconcile net income to net cash provided
by operating activities:
    Depreciation and amortization                                         811,089            461,471
    Tax benefit of exercise of non-qualified options                      168,414            172,362
    Deferred income taxes                                                 (77,290)            48,403
    Changes in:
        Trade receivables                                                 302,312          1,822,564
        Inventories                                                    (4,905,712)        (1,302,088)
        Prepaid expenses and other current assets                         233,677           (193,903)
        Trade payables                                                  5,518,936          1,047,978
        Income taxes payable                                            6,180,222          2,978,157
        Accrued liabilities and royalty payable to stockholders           632,287              5,753
        Customer deposits                                                 159,383            133,687
                                                                     ------------       ------------
               Net cash provided by operating activities               23,762,475         14,092,826
                                                                     ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                         (1,089,081)          (751,597)
    Additions to other assets                                             (13,771)            (4,500)
                                                                     ------------       ------------
               Net cash used in investing activities                   (1,102,852)          (756,097)
                                                                     ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options, net                          472,944            136,414
    Funds used for stock repurchase                                    (8,478,073)        (3,048,653)
                                                                     ------------       ------------
              Net cash used in financing activities                    (8,005,129)        (2,912,239)
                                                                     ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              14,654,494         10,424,490

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         77,181,064         35,703,457
                                                                     ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 91,835,558       $ 46,127,947
                                                                     ============       ============
SUPPLEMENTAL DISCLOSURE OF INFORMATION:

    Cash paid for income taxes                                       $  2,000,000       $  1,998,500


See notes to consolidated financial statements.

                               DIRECT FOCUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Direct Focus, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

     CONSOLIDATION - The consolidated financial statements of the Company include Direct Focus, Inc., Nautilus HPS, Inc., Nautilus, Inc., DFI Properties, LLC, BFI Advertising, Inc., Direct Focus Sales Corporation, DFI Leaseco, LLC, and Nautilus Fitness Products, Inc. All inter-company transactions have been eliminated.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 financial statement presentation.

2.   INVENTORIES
                                    March 31, 2001      December 31, 2000
                                     ------------         ------------
     Finished goods                  $ 13,129,328         $  8,093,919
     Work in process                    1,277,862            1,160,647
     Parts and components               3,151,639            3,398,551
                                     ------------         ------------
     Total                           $ 17,558,829         $ 12,653,117
                                     ============         ============

3.   RESEARCH AND DEVELOPMENT

     Internal research and development costs are expensed as incurred and included in cost of sales. Third party research and development costs are expensed when the contracted work has been performed.

     Research and development expense was $407,000 and $187,000 for the quarters ended March 31, 2001 and 2000.

4.   STOCK OPTIONS

     There were 220,262 options exercised at prices ranging from $0.19 to $20.33 per share during the three months ended March 31, 2001. There were 178,500 new options at an exercise price of $20.67 granted during that period. There were 21,751 options cancelled at prices ranging from $9.11 to $20.67 per share during the three months ended March 31, 2001.

5.   OPERATING SEGMENTS

     The following table presents information about the Company's two operating segments (in thousands):
                                   DIRECT        COMMERCIAL/
                                  PRODUCTS     RETAIL PRODUCTS       TOTAL
                                 ----------      ----------       ----------
PERIOD ENDED MARCH 31, 2001
  Net sales                      $   67,561      $    7,294       $   74,855
                                 ==========      ==========       ==========
  Net income                         14,506             233           14,739
                                 ==========      ==========       ==========

PERIOD ENDED MARCH 31, 2000
  Net sales                      $   42,722      $    4,611       $   47,333
                                 ==========      ==========       ==========
  Net income (loss)                   9,096            (178)           8,918
                                 ==========      ==========       ==========

6.   EARNINGS PER SHARE

     Basic and diluted earnings per share are reconciled as follows:

                                              MARCH 31, 2001                              MARCH 31, 2000
                                -----------------------------------------    -----------------------------------------
                                                               PER SHARE                                    PER SHARE
                                   INCOME         SHARES         AMOUNT         INCOME         SHARES        AMOUNT
                                -----------    -----------    -----------    -----------    -----------    -----------
Basic EPS:
  Net income                    $ 14,739,157    23,661,615    $      0.62    $ 8,918,442     23,604,752    $      0.38

Effect of dilutive securities:
  Stock options                          --        493,149          (0.01)            --        555,978          (0.01)
                                -----------    -----------    -----------    -----------    -----------    -----------
Diluted EPS:
  Net income                    $14,739,157     24,154,764    $      0.61    $ 8,918,442     24,160,730    $      0.37
                                ===========    ===========    ===========    ===========    ===========    ===========

7.   STOCK REPURCHASE PROGRAM

     In the first quarter, the Board of Directors authorized the expenditure of up to $20 million to purchase shares of Direct Focus, Inc. common stock in open market transactions until April 30, 2001. This authorization was extended by the Board on April 4, 2001 until June 30, 2001. During the first quarter, the Company repurchased a total of 340,621 shares of common stock in open market transactions for an aggregate purchase price of $8.5 million.

8.   STOCK SPLIT

     On June 26, 2000, the Board of Directors approved a three-for-two stock split in the form of a share dividend, payable to the Company's stockholders of record as of July 31, 2000. Shares resulting from the split were distributed by the transfer agent on August 14, 2000. On December 8, 2000, the Board of Directors approved another three-for-two stock split payable to the Company's stockholders of record as of January 2, 2001 with a payment date of January 15, 2001. All share and per-share numbers contained herein reflect these stock splits.

9.   CONTINGENCIES

     The Company is subject to litigation, claims, and assessments in the ordinary course of business, many of which are covered in whole or in part by insurance. Management believes that any liability resulting from such matters will not have any material adverse effect on the Company's financial position, results of operations or cash flows.

10.  RECENT ACCOUNTING PRONOUNCEMENT

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities requiring that all derivatives be recognized in the balance sheet and measured at fair value. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position, results of operations or cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "intends," "expects," "projections," "should," and words of similar import, constitute "forward-looking statements." Investors are cautioned that all forward-looking statements involve risks and uncertainties and various factors could cause actual results to differ materially from those in the forward-looking statements. From time to time and in this Form 10-Q, we may make forward-looking statements relating to our financial performance, including the following:

o  Anticipated revenues, expenses and gross margins;
o  Anticipated earnings;
o  New product introductions; and
o  Future capital expenditures.

Numerous factors could affect our actual results, including the following:

o  Our reliance on a limited product line;
o  Market acceptance of our existing and future products;
o  Growth management challenges;
o  Fluctuating advertising rates;
o  A decline in consumer spending due to unfavorable economic conditions;

o  Government regulatory action;
o Our ability to effectively identify and negotiate any future strategic acquisitions as well as to integrate any acquired businesses into our operations; and
o Unpredictable events and circumstances relating to international operations, including our use of foreign manufacturers.

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

STATEMENT OF OPERATIONS DATA - THREE MONTHS ENDED MARCH 31

     The following table presents certain financial data regarding our first quarter operations in 2001 and 2000, as a percentage of total revenues:

                                          QUARTER ENDED MARCH 31,
                                         ------------------------
                                           2001            2000
                                         --------        --------
STATEMENT OF OPERATIONS DATA
Net sales...........................       100.0%          100.0%
Cost of sales.......................        33.8            32.1
                                         --------        --------

Gross profit........................        66.2            67.9

Operating expenses
     Selling and marketing..........        30.9            33.4
     General and administrative.....         4.3             4.1
     Royalties......................         2.2             2.2
                                         --------        --------

Total operating expenses............        37.4            39.7
Operating income....................        28.8            28.2
Other income - net..................         2.0             1.2
                                         --------        --------

Income before income taxes..........        30.8            29.4
Income tax expense..................        11.1            10.6
                                         --------        --------
Net income..........................        19.7%           18.8%
                                         ========        ========

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2001 AND MARCH 31, 2000

NET SALES

     Net sales grew by 58.1% to $74.9 million in the first quarter of 2001 from $47.3 million in the first quarter of 2000. Sales within our direct products segment increased by 58.1% over prior year first quarter levels and accounted for $67.6 million, or 90.3%, of our aggregate net sales in the quarter. Sales within our commercial and retail products segment accounted for $7.3 million or 9.7% of our net sales.

     Sales growth in the first quarter of 2001 primarily resulted from expanded direct marketing of Bowflex and Nautilus Sleep Systems products and the growth in eCommerce sales. Within our direct products segment, with respect to both our Bowflex products and our Nautilus Sleep Systems, we intend to further expand our use of spot television commercials and infomercials during 2001 by increasing our presence in existing television markets and entering new television markets. We intend to increase sales within our commercial and retail products segment by developing new products and expanding our sales efforts both domestically and internationally.

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

     During the first quarter of 2001, we experienced unusually strong consumer demand compared to the first quarter of 2000 for our Bowflex products. We believe this stronger than normal growth rate will not continue in future years. Our direct marketing business is largely dependent upon national cable television advertising, and we found there was considerable available time and rates were favorable in the first quarter of 2001, resulting in more time purchased and stronger sales. We have found that second quarter influences on television viewership, such as the broadcast of national network season finales and seasonal weather factors, cause our spot television commercials on national cable television to be marginally less effective in the second quarter than in other periods of the year.

     We believe sales within our commercial and retail products segment, although stronger than the first quarter of 2000, will typically be lower in the first half of the year than in the second half. We believe the principal reason for this trend is the commercial and retail fitness industry's preparation for the impact of New Year's fitness resolutions and retail store purchases of fitness equipment in preparation for the Christmas buying season that contribute to stronger sales in the second half of the year.

GROSS PROFIT

     Gross profit grew 54.1% to $49.6 million in the first quarter of 2001, from $32.1 million in the same period a year ago. Our gross profit margin decreased 1.7% to 66.2% in the first quarter of 2001, from 67.9% in the first quarter of 2000. This decrease was mainly attributable to the reduction in net sales of Bowflex products as a percentage of total net sales. Increased spending on research and development in 2001 also contributed to the margin decrease. The margin within our direct products segment was 69.5% in the first quarter of 2001, while there was a 35.5% margin within our commercial and retail products segment for the first quarter of 2001. We expect our profit margin to be in the 64% to 66% range.

     We expect a lower percentage gross profit margin contribution from our Nautilus Sleep Systems as we continue our direct marketing campaign for this product. Similar to our Bowflex products, with the anticipated future higher sales volume of Nautilus Sleep Systems, we expect to take advantage of overseas production and better pricing from domestic suppliers due to the higher volume of our Nautilus Sleep Systems business to strengthen the margins for these products.

OPERATING EXPENSES

     SELLING AND MARKETING

     Selling and marketing expenses grew to $23.2 million in the first quarter of 2001 from $15.8 million in the same period a year ago, an increase of 46.4%. This increase in selling and marketing expenses resulted primarily from the expansion of our direct marketing campaign for Bowflex products and Nautilus Sleep Systems and variable costs associated with our sales growth.

     As a percentage of net sales, selling and marketing expenses decreased to 30.9% in the first quarter of 2001 from 33.4% in the first quarter of 2000 due to the availability of time resulting in the reductions in advertising rates as the economy has slowed. We believe the percentage for the first quarter of 2000 is more typical of the 32% to 34% of net sales we expect selling and marketing expenses to represent. Overall, we expect that our selling and marketing expenses will continue to increase in real dollar terms and as a percentage of net sales, as we:

  o  Continue to expand our Bowflex direct marketing campaign;
  o  Expand the direct marketing campaign for our Nautilus Sleep Systems; and
  o Expand marketing for our new retail fitness equipment products and fitness accessories under the Nautilus brand name and our Nautilus Nitro commercial fitness equipment.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses grew to $3.2 million in the first quarter of 2001 from $2.0 million in the same period a year ago, an increase of 63.5%. Our direct marketing business accounted for $1.1 million of the increase, due primarily to increased staffing and infrastructure expenses necessary to support our continuing growth. Our commercial and retail operations accounted for the remaining increase of $0.1 million. As a percentage of net sales, general and administrative expenses increased to 4.3% in the first quarter of 2001 from 4.1% in the same period a year ago. We believe that our general and administrative expenses will continue to increase in future periods in real dollar terms, but should continue in the range of 4.0% to 4.5% as a percentage of net sales.

     ROYALTIES

     Royalty expense grew to $1.7 million in the first quarter of 2001 from $1.0 million in the same period a year ago, an increase of 64.0%. The increase in our royalty expenses is attributable to the increased sales of our Bowflex products in the quarter. Our royalty expenses will increase if sales of our Bowflex products continue to increase.

     OTHER INCOME (EXPENSE)

     In the first quarter of 2001, other income was $1.5 million compared to $0.6 million for the same period a year ago. The increase resulted primarily from interest earned on invested cash and cash equivalents. We expect other income to increase if invested cash balances increase, unless interest rates decline enough to offset the increases in invested balances.

     INCOME TAX EXPENSE

     Income tax expense increased by $3.2 million for the first quarter of 2001 because of the growth in our income before taxes. We expect our income tax expense to increase in line with increases in our income before taxes.

     NET INCOME

     For the reasons discussed above, net income grew to $14.7 million in the first quarter of 2001 from $8.9 million in the same period a year ago, an increase of 65.3%.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have financed our growth primarily from cash generated by our operating activities. During the first quarter of 2001, our operating activities generated approximately $23.8 million in net cash, which contributed to an aggregate $91.8 million balance in cash and cash equivalents. We anticipate that our working capital requirements will increase as a result of growing our commercial and retail segment. We also expect to materially increase our cash expenditures on spot commercials and infomercials as we expand the direct marketing campaigns for our Bowflex products and Nautilus Sleep Systems. In January 2001, our Board of Directors authorized management to repurchase up to $20 million of the Company's common stock in open-market transactions through April 2001 (subsequently extended to June 30, 2001), with the terms of the purchases to be determined by management based on market conditions. In the first quarter of 2001, the Company used $8.5 million of the authorized $20 million to repurchase shares.

     We maintain a $10 million line of credit with Bank of America. The line of credit is secured by our general assets and contains certain financial covenants. As of the date of this filing we are in compliance with all material covenants applicable to the line of credit, and there is no outstanding balance under the line.

     We believe our existing cash balances, combined with our line of credit, will be sufficient to meet our capital requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENT

     On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities requiring that all derivatives be recognized in the balance sheet and measured at fair value. The adoption of SFAS No. 133 did not have a material effect on our financial position, results of operations or cash flows.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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




PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.



Items 1 - 5 are not applicable and have been omitted.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         DIRECT FOCUS, INC.

                                         (Registrant)

     May 10, 2001                        By: /s/ Brian R. Cook
     ------------                        ---------------------
     Date                                Brian R. Cook, President and
                                         Chief Executive Officer




     May 10, 2001                        By: /s/ Rod W. Rice
     ------------                        ---------------------
     Date                                Rod W. Rice, Chief Financial Officer,
                                         Treasurer and Secretary (Principal
                                         Financial and Accounting Officer)