Form 10-Q
period 2001-06-30
DIRECT FOCUS INC
filed 2001-08-14
CIK 1078207

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                        Commission file number: 000-25867


                               DIRECT FOCUS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

           Washington                                        94-3002667
           ----------                                        ----------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


                              1400 NE 136th Avenue
                           Vancouver, Washington 98684
                           ---------------------------
          (Address of principal executive offices, including zip code)

                                 (360) 694-7722
                                 --------------
                (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]   No  [   ]

Number of shares of issuer's common stock outstanding as of August 14, 2001:
35,244,859

================================================================================

                               DIRECT FOCUS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                             Page

Item 1.       Financial Statements                                            3

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk     16

PART II - OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds                      16

Item 4.       Submission of Matters to a Vote of Security Holders            16

Item 6.       Exhibits and Reports on Form 8-K                               17

Signatures                                                                   18

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                               DIRECT FOCUS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           June 30,         December 31,
                                                                             2001               2000
                                                                             ----               ----
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                              $ 70,676,871        $ 77,181,064
  Short-term investments                                                   24,001,776                --
  Trade receivables (less allowance for doubtful accounts of:
    2001, $359,053 and 2000, $352,279)                                      4,469,352           4,941,286
  Inventories                                                              22,064,231          12,653,117
  Prepaid expenses and other assets                                           825,795             591,453
  Note receivable                                                           1,991,899                --
  Current deferred tax asset                                                1,291,976             950,363
                                                                         ------------        ------------
         Total current assets                                             125,321,900          96,317,283

PROPERTY, PLANT AND EQUIPMENT (less accumulated
  depreciation of: 2001, $5,042,935 and 2000, $3,612,469)                  17,239,461          16,668,884

OTHER ASSETS (less accumulated amortization of:
  2001, $629,470 and 2000, $510,374)                                        4,284,952           4,140,277
                                                                         ------------        ------------
TOTAL ASSETS                                                             $146,846,313        $117,126,444
                                                                         ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Trade payables                                                         $ 19,988,929        $ 12,335,776
  Accrued liabilities                                                       7,244,749           5,344,225
  Income taxes payable                                                      1,707,435           2,542,967
  Royalty payable to stockholders                                           1,575,637           1,481,886
  Customer deposits                                                         1,050,869           2,092,611
                                                                         ------------        ------------
         Total current liabilities                                         31,567,619          23,797,465
                                                                         ------------        ------------
LONG-TERM DEFERRED TAX LIABILITY                                              731,357             462,004
                                                                         ------------        ------------
STOCKHOLDERS' EQUITY:

  Common stock - authorized, 75,000,000 shares of no par value;
    Outstanding, 2001: 35,173,368 shares, 2000: 35,317,771 shares           9,203,440          16,812,476
  Retained earnings                                                       105,343,897          76,054,499
                                                                         ------------        ------------
        Total stockholders' equity                                        114,547,337          92,866,975
                                                                         ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $146,846,313        $117,126,444
                                                                         ============        ============

See notes to consolidated financial statements

                               DIRECT FOCUS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                Three months ended June 30,       Six months ended June 30,
                               -----------------------------     -----------------------------
                                   2001             2000             2001             2000
                               ------------     ------------     ------------     ------------
NET SALES                      $ 75,009,612     $ 48,131,564     $149,864,337     $ 95,464,163

COST OF SALES                    25,772,168       16,941,196       51,076,157       32,125,708
                               ------------     ------------     ------------     ------------
        Gross profit             49,237,444       31,190,368       98,788,180       63,338,455
                               ------------     ------------     ------------     ------------
OPERATING EXPENSES:
Selling and marketing            22,633,450       16,401,562       45,785,085       32,216,335
General and administrative        3,413,795        1,823,892        6,616,438        3,782,303
Royalties                         1,658,637        1,151,326        3,321,542        2,165,313
                               ------------     ------------     ------------     ------------
Total operating expenses         27,705,882       19,376,780       55,723,065       38,163,951
                               ------------     ------------     ------------     ------------
INCOME FROM OPERATIONS           21,531,562       11,813,588       43,065,115       25,174,504
                               ------------     ------------     ------------     ------------
OTHER INCOME
Interest income                   1,117,757          824,195        2,512,502        1,439,712
Other - net                          85,433          124,179          186,833           85,031
                               ------------     ------------     ------------     ------------
Total other income - net          1,203,190          948,374        2,699,335        1,524,743
                               ------------     ------------     ------------     ------------
INCOME BEFORE INCOME TAXES       22,734,752       12,761,962       45,764,450       26,699,247

INCOME TAX EXPENSE                8,184,512        4,595,161       16,475,052        9,611,728
                               ------------     ------------     ------------     ------------
NET INCOME                     $ 14,550,240     $  8,166,801     $ 29,289,398     $ 17,087,519
                               ============     ============     ============     ============
BASIC EARNINGS PER SHARE       $       0.41     $       0.23     $       0.83     $       0.48
                               ============     ============     ============     ============
DILUTED EARNINGS PER SHARE     $       0.40     $       0.23     $       0.81     $       0.47
                               ============     ============     ============     ============
Basic shares outstanding         35,106,748       35,150,746       35,297,229       35,278,936
Diluted shares outstanding       36,004,062       35,981,499       36,122,757       36,061,585


See notes to consolidated financial statements

                               DIRECT FOCUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       Six months ended June 30,
                                                                    ------------------------------
                                                                        2001              2000
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 29,289,398      $ 17,087,519
Adjustments to reconcile net income to net cash provided
by operating activities:
  Depreciation and amortization                                        1,626,023         1,215,258
  Tax benefit of exercise of nonqualified options                        664,609           391,169
  Deferred income taxes                                                  (72,260)         (760,786)
  Changes in:
    Trade receivables                                                    471,934         1,864,315
    Inventories                                                       (9,411,114)       (4,381,916)
    Prepaid expenses and other current assets                           (234,342)         (289,162)
    Trade payables                                                     7,653,153         2,599,206
    Income taxes payable                                                (835,532)         (362,623)
    Accrued liabilities and royalty payable to stockholders            1,994,275           549,124
    Customer deposits                                                 (1,041,742)          (85,264)
                                                                    ------------      ------------
                      Net cash provided by operating activities       30,104,402        17,826,840
                                                                    ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                          (2,077,504)       (2,173,135)
  Additions to other assets                                              (13,771)         (100,315)
  Purchases of short term investments                                (24,001,776)             --
  Issuance of note receivable                                         (1,991,899)             --
                                                                    ------------      ------------
                      Net cash used in investing activities          (28,084,950)       (2,273,450)
                                                                    ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from exercise of stock options, net                         1,196,336           438,159
  Funds used for stock repurchase                                     (9,719,981)       (3,251,622)
                                                                    ------------      ------------
                      Net cash used in financing activities           (8,523,645)       (2,813,463)
                                                                    ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (6,504,193)       12,739,927

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        77,181,064        35,703,457
                                                                    ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 70,676,871      $ 48,443,384
                                                                    ============      ============

SUPPLEMENTAL DISCLOSURE OF INFORMATION:
  Cash paid for income taxes                                        $ 16,700,000      $ 10,107,800

SUPPLEMENTAL DISCLOSURE OF OTHER NON-CASH INVESTING
ACTIVITY:
  Champion purchase option paid by restricted stock                 $    250,000      $       --

See notes to consolidated financial statements

                               DIRECT FOCUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Direct Focus, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report for the fiscal year ended December 31, 2000.

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

         CONSOLIDATION - The consolidated financial statements of the Company include Direct Focus, Inc., Nautilus HPS, Inc., Nautilus, Inc., DFI Properties, LLC, BFI Advertising, Inc., DFI Sales, Inc., DFI Leaseco, LLC, and Nautilus Fitness Products, Inc. All intercompany transactions have been eliminated.

         SHORT-TERM INVESTMENTS - The Company invests from time-to-time in short-term investments, which consist primarily of commercial paper and corporate bonds with maturities at time of acquisition of greater than 90 days and less than one year. These short-term investments are typically held to maturity and the carrying value approximates fair value.

         RECENT ACCOUNTING PRONOUNCEMENTS - On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities requiring that all derivatives be recognized in the balance sheet and measured at fair value. The adoption of SFAS No. 133 did not have a material effect on our financial position, results of operations or cash flows.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. This statement is effective for fiscal years beginning after December 15, 2001; however, early adoption is allowed for companies that have not issued first quarter financial statements as of July 1, 2001. The Company plans to adopt the provisions of this statement January 1, 2002, and is currently evaluating the effect on the Company's consolidated financial statements.

2.       INVENTORIES

                                      June 30, 2001    December 31, 2000
                                       -----------        -----------
           Finished goods              $18,142,293        $ 8,093,919
           Work in process               1,250,705          1,160,647
           Parts and components          2,671,233          3,398,551
                                       -----------        -----------
           Total                       $22,064,231        $12,653,117
                                       ===========        ===========

3.       NOTE RECEIVABLE

         In May 2001, the Company entered in a financing agreement with Champion Performance Products ("Champion") and its primary shareholder to provide them with a revolving credit facility and a term loan. Under the terms of the agreement, Champion may borrow up to 100% of their eligible trade accounts receivable and 80% of certain Champion inventories, with a maximum of $3,000,000 under the revolving credit facility and a $140,000 term loan. Interest on both notes is at the current prime rate and is payable monthly. In return for providing the credit facilities and the issuance of $250,000 in value of the Company's restricted stock to the Company's primary shareholder, the Company has an option to purchase the outstanding common stock of Champion for $6 million through October 2002.

4.       RESEARCH AND DEVELOPMENT

         Internal research and development costs are expensed as incurred and included in cost of sales. Third party research and development costs are expensed when the contracted work has been performed.

         Research and development expense was $492,000 and $255,000 for the quarters ended June 30, 2001 and 2000. Research and development expense was $899,000 and $442,000 for the first six months of 2001 and 2000, respectively.

5.       STOCK OPTIONS

         There were 431,811 options exercised at prices ranging from $0.07 to $13.55 per share during the six months ended June 30, 2001. There were 511,650 new options at prices ranging from $13.78 to $23.02 per share granted during the six months ended June 30, 2001. There were 40,408 options cancelled at prices ranging from $6.07 to $16.17 per share during the six months ended June 30, 2001.

6.       OPERATING SEGMENTS

        The following table presents information about the Company's two operating segments (in thousands):

                                                DIRECT            COMMERCIAL & RETAIL                TOTAL
                                               PRODUCTS                  PRODUCTS                    -----
                                               --------                  --------
                                         THREE         SIX         THREE          SIX          THREE         SIX
                                         MONTHS       MONTHS       MONTHS        MONTHS        MONTHS       MONTHS
                                        --------     --------     --------      --------      --------     --------
PERIOD ENDED JUNE 30, 2001
   Revenues from external customers     $ 68,925     $136,520     $  6,085      $ 13,344      $ 75,010     $149,864
                                        ========     ========     ========      ========      ========     ========
   Segment net income (loss)            $ 14,603     $ 29,111     $    (53)     $    178      $ 14,550     $ 29,289
                                        ========     ========     ========      ========      ========     ========


PERIOD ENDED JUNE 30, 2000
   Revenues from external customers     $ 42,488     $ 85,212     $  5,644      $ 10,252      $ 48,132     $ 95,464
                                        ========     ========     ========      ========      ========     ========
   Segment net income (loss)            $  8,023     $ 17,120     $    144      $    (32)     $  8,167     $ 17,088
                                        ========     ========     ========      ========      ========     ========

7.       EARNINGS PER SHARE

         Basic and diluted earnings per share are reconciled as follows:

                                              THREE MONTHS ENDED                         THREE MONTHS ENDED
                                                 JUNE 30, 2001                              JUNE 30, 2000
                                   ----------------------------------------   ----------------------------------------
                                                                   PER SHARE                                 PER SHARE
                                     INCOME          SHARES         AMOUNT       INCOME         SHARES         AMOUNT
                                     ------          ------         ------       ------         ------         ------
Basic EPS:
  Net income                       $14,550,240      35,106,748     $   0.41   $ 8,166,801      35,150,746     $   0.23

Effect of dilutive securities:
  Stock options                           --           897,314        (0.01)         --           830,753        (0.00)
                                   -----------     -----------     --------   -----------     -----------     --------
Diluted EPS:
  Net income                       $14,550,240      36,004,062     $   0.40   $ 8,166,801      35,981,499     $   0.23
                                   ===========     ===========     ========   ===========     ===========     ========


                                               SIX MONTHS ENDED                           SIX MONTHS ENDED
                                                 JUNE 30, 2001                              JUNE 30, 2000
                                   ----------------------------------------   ----------------------------------------
                                                                   PER SHARE                                 PER SHARE
                                     INCOME          SHARES         AMOUNT       INCOME         SHARES         AMOUNT
                                     ------          ------         ------       ------         ------         ------
 Basic EPS:
   Net income                      $29,289,398      35,297,229     $  0.83    $17,087,519      35,278,936     $   0.48

 Effect of dilutive securities:
   Stock options                            -          825,528        (0.02)           -          782,649        (0.01)
                                   -----------     -----------     --------   -----------     -----------     --------
 Diluted EPS:
  Net income                       $29,239,398      36,122,757     $   0.81   $17,087,519      36,061,585     $   0.47
                                   ===========     ===========     ========   ===========     ===========     ========

8.       STOCK REPURCHASE PROGRAM

         In January 2001, the Board of Directors authorized the expenditure of up to $20 million to purchase shares of Direct Focus, Inc. common stock in open market transactions. During the six months ended June 20, 2001, the Company repurchased a total of 391,600 shares of common stock in open market transactions for an aggregate purchase price of $9.7 million. The authorization, which was set to expire on June 30, 2001, was extended to October 31, 2001.

9.       STOCK SPLIT

         On July 13, 2001, the Board of Directors approved a three-for-two stock split in the form of a share dividend, payable August 13, 2001 to the Company's stockholders of record as of August 2, 2001. This split is reflected in all share and per share amounts in this report.

10.       CONTINGENCIES

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

STATEMENT OF OPERATIONS DATA - THREE MONTHS ENDED JUNE 30, 2001

         The following table presents certain financial data regarding our second quarter operations in 2001 and 2000, as a percentage of total revenues:


                                                    QUARTER ENDED JUNE 30,
                                                   2001               2000
                                                 ---------------------------
STATEMENT OF OPERATIONS DATA

Net sales ..................................       100.0%             100.0%
Cost of sales ..............................        34.4               35.2
                                                 ---------------------------
Gross profit ...............................        65.6               64.8

Operating expenses

        Selling and marketing ..............        30.2               34.1
        General and administrative .........         4.6                3.8
        Royalties ..........................         2.2                2.4
                                                 ---------------------------
Total operating expenses ...................        36.9               40.3
Operating income ...........................        28.7               24.5
Other income ...............................         1.6                2.0
                                                 ---------------------------
Income before income taxes .................        30.3               26.5
Income tax expense .........................        10.9                9.5
                                                 ---------------------------
Net income .................................        19.4%              17.0%
                                                 ===========================

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2001 AND JUNE 30, 2000

NET SALES

         Net sales grew by 55.8% to $75.0 million in the second quarter of 2001 from $48.1 million in the second quarter of 2000. Sales within our direct products segment increased by 62.2% over prior year second quarter levels and accounted for $68.9 million, or 91.9%, of our aggregate net sales in the quarter. Sales within our commercial and retail products segment accounted for $6.1 million, or 8.1%, of our net sales.

         Sales growth in the second quarter of 2001 primarily resulted from expanded direct marketing of Bowflex and Nautilus Sleep Systems products. Within our direct products segment, with respect to both our Bowflex products and our Nautilus Sleep Systems, we intend to further expand our use of spot television commercials and infomercials during the remainder of 2001 by increasing our presence in existing television markets and entering new television markets. We intend to increase sales within our commercial and retail products segment by developing new products and expanding our sales efforts both domestically and internationally.

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

         During the second quarter of 2001, we experienced unusually strong consumer demand compared to the second quarter of 2000 for our Bowflex products. We believe this stronger than normal growth rate will not continue in future years. Our direct marketing business is largely dependent upon national cable television advertising, and we found there was considerable available time and rates were favorable in the second quarter of 2001, resulting in more time purchased and stronger sales. We have found that second quarter influences on television viewership, such as the broadcast of national network season finales and seasonal weather factors, cause our spot television commercials on national cable television to be marginally less effective in the second quarter than in other periods of the year. Notwithstanding the strong performance of our Bowflex products in the second quarter of 2001, we believe our second quarter will reflect seasonal weakness in future years.

         We believe sales within our commercial and retail products segment, although stronger than the second quarter of 2000, will typically be lower in the first half of the year than in the second half. We believe the principle reason for this trend is the commercial and retail fitness industry's preparation for the impact of New Year's fitness resolutions in the fourth quarter, and retail store purchases of fitness equipment in preparation for the Christmas buying season and New Year's fitness resolutions.

GROSS PROFIT

         Gross profit grew 57.9% to $49.2 million in the second quarter of 2001, from $31.2 million in the same period a year ago. Our gross profit margin increased 0.8% to 65.6% in the second quarter of 2001, from 64.8% in the second quarter of 2000. This increase was mainly attributable to the net sales of Bowflex products as a percentage of total net sales. The margin within our direct products segment was 68.7% in the second quarter of 2001, while there was a 30.9% margin within our commercial and retail products segment for the second quarter of 2001. The lower margin in the commercial and retail segment is due to increased research and development spending. We expect our profit margin to be in the 64% to 66% range.

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

OPERATING EXPENSES

         SELLING AND MARKETING

         Selling and marketing expenses grew to $22.6 million in the second quarter of 2001 from $16.4 million in the same period a year ago, an increase of 38.0%. This increase in selling and marketing expenses resulted primarily from the expansion of our direct marketing campaign for Bowflex products and Nautilus Sleep Systems and variable costs associated with our sales growth.

         As a percentage of net sales, selling and marketing expenses decreased to 30.2% in the second quarter of 2001 from 34.1% in the second quarter of 2000 due to the availability of time resulting in the reductions in advertising rates as the economy has slowed. We believe the percentage for the second quarter of 2000 is more typical of the 32% to 34% of net sales we expect selling and marketing expenses to represent. Overall, we expect that our selling and marketing expenses will increase in real dollar terms, but also will increase as a percentage of net sales, as we:

         o  Continue to expand our Bowflex direct marketing campaign;

         o Expand the direct marketing campaign for our Nautilus Sleep Systems; and

         o Expand marketing for our new retail fitness equipment products and fitness accessories under the Nautilus brand name and our Nautilus Nitro commercial fitness equipment.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses grew to $3.4 million in the second quarter of 2001 from $1.8 million in the same period a year ago, an increase of 87.2%. Our direct marketing business accounted for $1.4 million of the increase, due primarily to increased staffing and infrastructure expenses necessary to support our anticipated growth. Our commercial and retail operations accounted for the remaining increase of $0.2 million. As a percentage of net sales, general and administrative expenses increased to 4.6% in the second quarter of 2001 from 3.8% in the same period a year ago. We believe that our general and administrative expenses will continue to increase in future periods in real dollar terms, but should be in the range of 4.0% to 5% as a percentage of net sales.

         ROYALTY

         Royalty expense grew to $1.7 million in the second quarter of 2001 from $1.2 million in the same period a year ago, an increase of 44.1%. The increase in our royalty expenses is attributable to the increased sales of our Bowflex products in the quarter. Our royalty expenses will increase if sales of our Bowflex products continue to increase.

         OTHER INCOME

         In the second quarter of 2001, other income was $1.2 million compared to $0.9 million for the same period a year ago. The increase resulted primarily from interest earned on invested cash and cash equivalents. Other income may not continue to increase given considerable interest rate cuts in 2001 offsetting the effect of higher invested cash amounts.

         INCOME TAX EXPENSE

         Income tax expense increased by $3.6 million for the second quarter of 2001 because of the growth in our income before taxes. We expect our income tax expense to increase in line with increases of our income before taxes.

         NET INCOME

         For the reasons discussed above, net income grew to $14.6 million in the second quarter of 2001 from $8.2 million in the same period a year ago, an increase of 78.2%.

         STATEMENT OF OPERATIONS DATA - SIX MONTHS ENDED JUNE 30, 2001

         The following table presents certain financial data regarding operations for the first six months of 2001 and 2000, as a percentage of total revenues:

                                                  SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------
                                                   2001               2000
                                                 ---------------------------
Net sales....................................      100.0%             100.0%
Cost of sales................................       34.1               33.7
                                                 ---------------------------
Gross profit.................................       65.9               66.3

Operating expenses
        Selling and marketing................       30.6               33.7
        General and administrative...........        4.4                4.0
        Royalties............................        2.2                2.3
                                                 ---------------------------
Total operating expenses.....................       37.2               40.0
Operating income.............................       28.7               26.4
Other income ................................        1.8                1.6
                                                 ---------------------------
Income before income taxes...................       30.5               28.0
Income tax expense...........................       11.0               10.1
                                                 ---------------------------
Net income...................................       19.5%              17.9%
                                                 ===========================

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

NET SALES

         Net sales for the first six months of 2001 increased 57.0% to $149.9 million, from $95.5 million in the same period in 2000. Direct marketing sales for the first six months increased by 60.2% to $136.5 million. Sales within our commercial and retail business accounted for $13.3 million of our net sales. Sales growth in the first half of 2001 primarily resulted from expanded direct marketing of our Bowflex and Nautilus Sleep System products.

GROSS PROFIT

         Gross profit grew 56.0% to $98.8 million in the first half of 2001, from $63.3 million in the same period a year ago. Our gross profit margin decreased by 0.4% to 65.9% in the first six months of 2001, from 66.3% in the first half of 2000. The decrease in gross profit margin was primarily attributable to the increase in sales of our Nautilus Sleep Systems as a percentage of our total sales as the margins on our Nautilus Sleep Systems are lower than the margins on our Bowflex products.

OPERATING EXPENSES

         SELLING AND MARKETING

         Selling and marketing expenses grew to $45.8 million in the first half of 2001 from $32.2 million in the same period a year ago, an increase of 42.1%. This increase in selling and marketing expenses resulted primarily from the continued expansion of our direct marketing campaign and variable costs associated with our sales growth. As a percentage of net sales, selling and marketing expenses decreased by 3.1% to 30.6% for the first six months of 2001 compared to 33.7% for the same period in the prior year due to the availability of time resulting in the reduction of advertising rates as the economy has slowed.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses grew to $6.6 million for the first six months of 2001 from $3.8 million in the same period a year ago, a 74.9% increase. Our direct marketing business accounted for $2.6 million of the increase in the first half of the year due primarily to increased staffing and infrastructure expenses necessary to support our anticipated growth. Commercial and retail operations accounted for the remaining increase of $0.2 million. As a percentage of net sales, general and administrative expenses increased to 4.4% for the first six months of 2001 from 4.0% in same period a year ago.

         ROYALTY

         Royalty expense grew by 53.4% to $3.3 million during the first six months of 2001 from $2.2 million for the same period a year ago. The increase in royalty expenses is related to Bowflex product sales for 2001.

         OTHER INCOME

         In the first half of 2001, other income increased to $2.7 million from $1.5 million over the same period a year ago, due to higher average cash balances during the period that increased our interest income.

         INCOME TAX EXPENSE

         Income tax expense increased by $6.9 million for the first half of 2001 due to the Company's growth in income before taxes.

         NET INCOME

         For the reasons discussed above, net income for the first six months of 2001 grew to $29.3 million from $17.1 million in the same period a year ago. The percentage increase in net income over first half of 2000 was 71.4%.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have financed our growth primarily from cash generated by our operating activities. During the first half of 2001, our operating activities generated approximately $30.1 million in net cash, which contributed to an aggregate $70.7 million balance in cash and cash equivalents and $24.0 million of short-term investments. We anticipate that our working capital requirements will increase as a result of growing our commercial and retail segment. We also expect to materially increase our cash expenditures on spot commercials and infomercials as we expand the direct marketing campaigns for our Bowflex products and Nautilus Sleep Systems. In January 2001, our Board of Directors authorized management to repurchase up to $20 million of the company's common stock in open-market transactions, which has been extended to October 31, 2001, with the terms of the purchases to be determined by management based on market conditions. In the first half of 2001, the Company used $9.7 million of the authorized $20 million to repurchase shares.

         We maintain a $10 million line of credit with US Bank. The line of credit is secured by our inventory and accounts receivable and contains certain financial covenants. As of the date of this filing, we are in compliance with all covenants applicable to the line of credit and there is no outstanding balance under the line.

         We believe our existing cash balances, combined with our line of credit, will be sufficient to meet our capital requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. This statement is effective for fiscal years beginning after December 15, 2001; however, early adoption is allowed for companies that have not issued first quarter financial statements as of July 1, 2001. The Company plans to adopt the provisions of this statement January 1, 2002, and is currently evaluating the effect on the Company's consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have primarily invested cash with banks and in liquid debt instruments purchased with maturity dates of less than one year. Our bank deposits may exceed federally insured limits and there is risk of loss of the entire principal with any debt instrument. To reduce risk of loss, we limit our exposure to any one debt issuer and require certain minimum ratings for debt instruments that we purchase.

PART II - OTHER INFORMATION

ITEM 2 (C ). CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 23, 2001, the Company issued 7,478 shares of its Common Stock (the "Shares") to the principal shareholder of Champion Performance Products, Inc. ("Champion"). The Shares were issued in connection with the loan transaction entered into between the Company and Champion on that date. The Shares were issued in consideration of the grant to the Company of an option to purchase all the shares of Champion common stock held by such shareholder. The Shares were issued in reliance on the exemption from registration provided under
Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering. The Company based its reliance on this exemption, in part, on the written representations of the shareholder that (a) he is an accredited investor, (b) he acquired the Shares for investment and for his own account, and (c) he has no intention to offer, sell or dispose of the Shares except in compliance with the Securities Act of 1933, as amended. In addition, the shareholder agreed to the placement of a restrictive legend on the certificates representing the Shares.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of Direct Focus, Inc. was held on June 4, 2001, at which the following actions were taken:

         1. The shareholders elected a seven-person board of directors. The seven directors elected, together with the voting results for such directors, are as follows:

         Name                                 For                  Withheld
         ----                                 ---                  --------
         Kirkland C. Aly                   20,342,435                    75
         Brian R. Cook                     18,914,709             1,427,801
         C. Rowland Hanson                 20,342,510                     0
         Frederick T. Hull                 20,341,310                 1,200
         Paul F. Little                    20,342,510                     0
         Randal R. Potter                  18,845,477             1,497,033
         James M. Weber                    20,341,310                 1,200

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

                                                  DIRECT FOCUS, INC.

                                                  (Registrant)

August 9, 2001                                    By: /s/ Brian R. Cook
--------------                                    -----------------------------
Date                                              Brian R. Cook, President and
                                                  Chief Executive Officer

August 9, 2001                                    By: /s/ Rod W. Rice
--------------                                    -----------------------------
Date                                              Rod W. Rice, Chief Financial
                                                  Officer, Treasurer and
                                                  Secretary (Principal Financial
                                                  and Accounting Officer)