Form 10-Q
period 2001-09-30
DIRECT FOCUS INC
filed 2001-11-14
CIK 1078207

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

          Number of shares of issuer's common stock outstanding as of
                         November 12, 2001: 34,916,315


                                  Page 1 of 21
================================================================================

                               DIRECT FOCUS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                             Page


Item 1.       Financial Statements                                           3

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     11

Item 3.       Quantitative and Qualitative Disclosures about Market Risk    19

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                              20

Signatures                                                                  21

                         PART I - FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                               DIRECT FOCUS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                   September 30,   December 31,
                                                       2001            2000
                                                   ------------    ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $ 34,895,769    $ 77,181,064
  Short-term investments                              9,234,970               -
  Trade receivables (less allowance for doubtful
    accounts of: 2001, $1,294,765 and 2000,
    $352,279)                                        19,383,886       4,941,286
  Inventories                                        37,868,001      12,653,117
  Prepaid expenses and other assets                   1,751,241         591,453
  Note receivable                                     2,739,785               -
  Current deferred tax asset                            740,511         950,363
                                                   ------------    ------------
  Total current assets                              106,614,163      96,317,283
                                                   ------------    ------------

PROPERTY, PLANT AND EQUIPMENT (less
  accumulated depreciation of: 2001,
  $5,749,323 and 2000, $3,612,469)                   25,487,497      16,668,884

OTHER ASSETS (less accumulated amortization of:
  2001, $689,018 and 2000, $510,374)                 37,511,187       4,140,277
                                                   ------------    ------------

TOTAL ASSETS                                       $169,612,847    $117,126,444
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                   $ 20,541,540    $ 12,335,776
  Accrued liabilities                                 9,472,470       5,344,225
  Income taxes payable                                9,957,479       2,542,967
  Royalty payable to stockholders                     1,617,383       1,481,886
  Customer deposits                                     853,219       2,092,611
                                                   ------------    ------------

  Total current liabilities                          42,442,091      23,797,465
                                                   ------------    ------------

LONG-TERM DEFERRED TAX LIABILITY                      1,037,023         462,004
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock - authorized, 75,000,000
   shares of no par value;
    Issued and outstanding, 2001:
    34,901,315 shares, 2000:                          4,026,320      16,812,476
    35,317,771 shares
  Retained earnings                                 122,107,413      76,054,499
                                                   ------------    ------------
        Total stockholders' equity                  126,133,733      92,866,975
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $169,612,847    $117,126,444
                                                   ============    ============
See notes to consolidated financial statements

                               DIRECT FOCUS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        Three months ended              Nine months ended
                                           September 30,                   September 30,
                                   ----------------------------    ----------------------------
                                       2001            2000            2001            2000
                                   ------------    ------------    ------------    ------------
NET SALES                          $ 88,701,883    $ 57,834,085    $238,566,220    $153,298,248

COST OF SALES                        33,011,137      18,770,650      84,087,294      50,896,359
                                   ------------    ------------    ------------    ------------

        Gross profit                 55,690,746      39,063,435     154,478,926     102,401,889
                                   ------------    ------------    ------------    ------------

OPERATING EXPENSES:
Selling and marketing                25,082,161      19,054,085      70,867,246      51,270,420
General and administrative            3,726,318       2,459,320      10,342,756       6,241,623
Royalties                             1,685,888       1,288,811       5,007,430       3,454,124
                                   ------------    ------------    ------------    ------------

       Total operating expenses      30,494,367      22,802,216      86,217,432      60,966,167
                                   ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS               25,196,379      16,261,219      68,261,494      41,435,722
                                   ------------    ------------    ------------    ------------

OTHER INCOME
Interest income                         966,162         969,872       3,478,664       2,409,584
Other - net                              30,657          83,866         217,490         168,897
                                   ------------    ------------    ------------    ------------

      Total other income - net          996,819       1,053,738       3,696,154       2,578,481
                                   ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES           26,193,198      17,314,957      71,957,648      44,014,203


INCOME TAX EXPENSE                    9,429,682       6,233,387      25,904,734      15,845,114
                                   ------------    ------------    ------------    ------------

NET INCOME                         $ 16,763,516    $ 11,081,570    $ 46,052,914    $ 28,169,089
                                   ============    ============    ============    ============

BASIC EARNINGS PER SHARE           $       0.48    $       0.31    $       1.31    $       0.80
                                   ============    ============    ============    ============

DILUTED EARNINGS PER SHARE         $       0.46    $       0.31    $       1.28    $       0.78
                                   ============    ============    ============    ============

Basic shares outstanding             35,209,547      35,283,269      35,268,137      35,280,281
Diluted shares outstanding           36,180,686      36,186,172      36,090,841      36,030,996

See notes to consolidated financial statements

                               DIRECT FOCUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Nine months ended September 30,
                                                                   ----------------------------
                                                                       2001            2000
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $ 46,052,914    $ 28,169,089
Adjustments to reconcile net income to net cash provided
by operating activities:
  Depreciation and amortization                                       2,391,999       1,936,371
  Tax benefit of exercise of nonqualified options                     1,147,456         801,897
  Deferred income taxes                                                 784,871      (2,137,380)
  Changes in:
    Trade receivables                                                (4,033,198)       (282,210)
    Inventories                                                      (6,806,039)     (5,143,339)
    Prepaid expenses and other current assets                          (247,940)       (143,352)
    Trade payables                                                    6,815,367       4,453,705
    Income taxes payable                                              7,289,086       2,035,321
    Accrued liabilities and royalty payable to stockholders           3,179,994       1,711,502
    Customer deposits                                                (1,239,392)        361,159
                                                                   ------------    ------------
               Net cash provided by operating activities             55,335,118      31,762,763
                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                         (4,004,095)     (7,170,418)
  Proceeds from sale of property, plant and equipment                         -          60,000
  Additions to other assets                                               8,195          (9,215)
  Acquisition cost of Schwinn                                       (67,466,146)              -
  Purchases of short term investments                               (24,001,776)              -
  Proceeds from sales and maturities of short-term investments       14,766,806               -
  Issuance of note receivable                                        (2,739,785)              -
                                                                   ------------    ------------

                Net cash used in investing activities               (83,436,801)     (7,119,633)
                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                             2,115,994         494,911
  Stock repurchase                                                  (16,299,606)     (3,251,931)
                                                                   ------------    ------------
              Net cash used in financing activities                 (14,183,612)     (2,757,020)
                                                                   ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (42,285,295)     21,886,110

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       77,181,064      35,703,457
                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 34,895,769    $ 57,589,567
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF INFORMATION:
    Cash paid for income taxes                                     $ 16,700,000    $ 14,907,800

SUPPLEMENTAL DISCLOSURE OF OTHER NON-CASH INVESTING ACTIVITY:
    Champion purchase option paid by restricted stock              $    250,000    $          -

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

         CONSOLIDATION - The consolidated financial statements of the Company include Direct Focus, Inc., Nautilus HPS, Inc., Nautilus, Inc., DFI Properties, LLC, BFI Advertising, Inc., DFI Sales, Inc., DFI Leaseco, LLC, Nautilus Fitness Products, Inc., Nautilus/Schwinn Fitness Group, Inc., DF Hebb Industries, Inc., Schwinn Fitness International SA, Schwinn Holdings International SA, and Schwinn Fitness SA. All intercompany transactions have been eliminated.

         SHORT-TERM INVESTMENTS - The Company invests from time-to-time in short-term investments, which consist primarily of commercial paper and corporate bonds with maturities at time of acquisition of greater than 90 days and less than one year. These short-term investments are typically held to maturity.

         RECENT ACCOUNTING PRONOUNCEMENTS - On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities requiring that all derivatives be recognized in the balance sheet and measured at fair value. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position, results of operations or cash flows.

         The Company adopted SFAS No. 141, BUSINESS COMBINATIONS, effective July 1, 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets are to be tested periodically for impairment and written down to their fair market value as necessary. The Company adopted the provisions of this statement effective September 20, 2001 as a result of the Schwinn acquisition (see Note 2), the effect of which is to not amortize the goodwill recorded as part of this acquisition but to annually test it for impairment.

         SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 becomes effective for the Company's fiscal year beginning January 1, 2002. The Company is evaluating SFAS No. 144 and has not yet determined the impact of adoption on its financial position or results of operations.

2. ACQUISITION OF SCHWINN

         Effective September 20, 2001, the Company acquired the accounts receivable, inventories, fixed assets and the foreign subsidiaries of the fitness equipment division ("Schwinn") of Schwinn/GT Corp. and its affiliates for a cash purchase price of approximately $67.5 million, including acquisition costs. Schwinn was acquired through a bankruptcy auction, completed on September 12, 2001, in the United States Bankruptcy Court for the District of Colorado. The Company's bid for Schwinn was submitted as part of a $151 million bid with Pacific Cycle, LLC, which was awarded the right to purchase Schwinn/GT Corp.'s cycling division through the Chapter 11 proceeding. Schwinn/GT Corp. filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code on July 16, 2001.

         The acquired assets include plant, equipment and other property used to manufacture, assemble, distribute and sell fitness equipment including treadmills, upright stationary bicycles, recumbent stationary bicycles, elliptical machines and stair-climbing machines. The company intends to continue to use the acquired assets for these purposes.

         The purchase price for Schwinn was determined in the court auction. The Company's bid was formulated on the basis of historical and projected financial performance. The Company financed the acquisition from cash on hand. In accordance with the Asset Purchase Agreement by and among the Company and Schwinn, the purchase price based on the formula set forth in the asset purchase agreement will be finalized late in the fourth quarter of 2001.

         The total cost of the acquisition has been preliminarily allocated to the assets acquired and liabilities assumed as follows:

       Trade receivables                           $ 10,409,402
       Inventories                                   18,408,845
       Prepaid and other current assets                 911,848
       Property, plant and equipment                  7,027,874
       Other assets                                      39,479
       Trademark                                      6,800,000
       Goodwill                                      26,468,269
       Liabilities Assumed                           (2,599,571)
                                                   ------------
                                                   $ 67,466,146
                                                   ============

         The Company has determined that the intangible asset associated with the Schwinn acquisition (a trademark valued at $6.8 million) has an indefinite useful life. However, as the expected use and cash flows from the trademark is expected to be approximately 20 years, the Company will amortize the trademark using the straight-line method over this period. The Company will evaluate the remaining useful life of the trademark that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

         The unaudited pro forma financial information below for the three months and nine months ended September 30, 2001 and 2000 were prepared as if the transaction had occurred on January 1, 2000. The pro forma financial information includes all operating costs including corporate allocations and income taxes related to the Fitness Division of Schwinn/GT Corp. (in thousands, except per share data):

                                   THREE MONTHS ENDED SEPT. 30,     NINE MONTHS ENDED SEPT. 30,
                                   ----------------------------    ----------------------------
                                       2001            2000             2001           2000
                                   ------------    ------------    ------------    ------------
       Revenue                     $    108,256    $     84,471    $    303,890    $    229,348
       Net income                        15,433          13,033          46,308          33,510
       Basic earnings per share             .44             .37            1.31             .95
       Diluted earnings per share           .43             .36            1.28             .93

         The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the respective year, nor does it purport to indicate the results of future operations of the Company.

3.       INVENTORIES
                                   September 30,    December 31,
                                       2001            2000
                                   ------------    ------------

          Finished goods           $ 29,890,219    $  8,093,919
          Work in process             1,239,898       1,160,647
          Parts and components        6,737,884       3,398,551
                                   ------------    ------------
          Total                    $ 37,868,001    $ 12,653,117
                                   ============    ============

4. NOTE RECEIVABLE

         In May 2001, the Company entered into a financing agreement with Champion Performance Products ("Champion") and its primary shareholder to provide them with a revolving credit facility and a term loan. The loan is secured by certain assets of Champion and contains several financial covenants. Under the terms of the agreement, Champion may borrow up to a maximum of $3,000,000 under the revolving credit facility and a $140,000 term loan. Interest on both notes is at the current prime rate and is payable monthly. In return for providing the credit facilities and the issuance of $250,000 in value of the Company's restricted stock to Champion's primary shareholder, the Company has an option to purchase the outstanding common stock of Champion for $6 million through October 2002.

5. PROPERTY, PLANT AND EQUIPMENT

   Details of property, plant and equipment are summarized as follows at December 31:

                                         Estimated     Sept. 30,     Dec. 31,
                                        Useful Life      2001          2000
                                        -----------  ------------  ------------
                                        (in years)

  Land.................................     N/A      $  2,149,258  $  1,718,495
  Buildings............................    31.5        11,197,852     9,636,774
  Computer equipment...................     2-5         9,206,876     5,179,365
  Production equipment.................      5          7,076,217     2,778,679
  Furniture and fixtures...............      5          1,267,641       915,040
  Automobiles and trucks...............      7            338,976        53,000
                                                     ------------  ------------
                                                       31,236,820    20,281,353
  Less accumulated depreciation........                (5,749,323)   (3,612,469)
                                                     ------------  ------------
  Property, plant and equipment, net...              $ 25,487,497  $ 16,668,884
                                                     ============  ============

6. RESEARCH AND DEVELOPMENT

         Internal research and development costs are expensed as incurred. Third party research and development costs are expensed when the contracted work has been performed. Research and development costs are included in cost of sales.

         Research and development expense was $507,000 and $225,000 for the quarters ended September 30, 2001 and 2000. Research and development expense was $1,406,000 and $667,000 for the first nine months of 2001 and 2000, respectively.

7. STOCK OPTIONS

         There were 514,061 options exercised at prices ranging from $.07 to $13.56 per share during the nine months ended September 30, 2001. There were 548,650 new options at prices ranging from $13.78 to $30.42 per share granted during the nine months ended September 30,

2001. There were 66,029 options cancelled at prices ranging from $6.07 to $23.02 per share during the nine months ended September 30, 2001.

8. OPERATING SEGMENTS

         The following table presents information about the Company's two operating segments (in thousands):


                                                DIRECT             COMMERCIAL & RETAIL
                                               PRODUCTS                  PRODUCTS                   TOTAL
                                         THREE         NINE        THREE        NINE         THREE        NINE
                                         MONTHS       MONTHS       MONTHS       MONTHS       MONTHS       MONTHS
                                       ----------   ----------   ----------   ----------   ----------   ----------
PERIOD ENDED SEPTEMBER 30, 2001
   Revenues from external customers    $   74,010   $  210,529   $   14,692   $   28,037   $   88,702   $  238,566
                                       ==========   ==========   ==========   ==========   ==========   ==========

   Segment net income                  $   15,807   $   44,918   $      957   $    1,135   $   16,764   $   46,053
                                       ==========   ==========   ==========   ==========   ==========   ==========


PERIOD ENDED SEPTEMBER 30, 2000
   Revenues from external customers    $   51,143   $  136,355   $    6,691   $   16,943   $   57,834   $  153,298
                                       ==========   ==========   ==========   ==========   ==========   ==========

   Segment net income                  $   10,855   $   27,974   $      227   $      195   $   11,082   $   28,169
                                       ==========   ==========   ==========   ==========   ==========   ==========

9. EARNINGS PER SHARE

         Basic and diluted earnings per share are reconciled as follows:

                                                THREE MONTHS ENDED                     THREE MONTHS ENDED
                                                SEPTEMBER 30, 2001                     SEPTEMBER 30, 2000
                                       ------------------------------------   ------------------------------------
                                                                 PER SHARE                              PER SHARE
                                         INCOME       SHARES       AMOUNT       INCOME       SHARES       AMOUNT
                                       ----------   ----------   ----------   ----------   ----------   ----------
 Basic EPS:
   Net income                         $16,763,516   35,209,547   $     0.48  $11,081,570   35,283,269   $     0.31

 Effect of dilutive securities:
   Stock options                                -      971,139        (0.02)           -      902,903         0.00
                                       ----------   ----------   ----------   ----------   ----------   ----------
 Diluted EPS:
  Net income                          $16,763,516   36,180,686   $     0.46  $11,081,570   36,186,172   $     0.31

                                               NINE MONTHS ENDED                         NINE MONTHS ENDED
                                               SEPTEMBER 30, 2001                        SEPTEMBER 30, 2000
                                       ------------------------------------   ------------------------------------
                                                                 PER SHARE                              PER SHARE
                                         INCOME       SHARES       AMOUNT       INCOME       SHARES       AMOUNT
                                       ----------   ----------   ----------   ----------   ----------   ----------
 Basic EPS:
   Net income                         $46,052,914   35,268,137   $     1.31  $28,169,089   35,280,281   $     0.80

 Effect of dilutive securities:
   Stock options                                -      822,704        (0.03)           -      750,715        (0.02)
                                       ----------   ----------   ----------   ----------   ----------   ----------
 Diluted EPS:
   Net income                         $46,052,914   36,090,841   $     1.28  $28,169,089   36,030,996   $     0.78
                                       ==========   ==========   ==========   ==========   ==========   ==========

10. STOCK REPURCHASE PROGRAM

         In January 2001, the Board of Directors authorized the expenditure of up to $20 million to purchase shares of Direct Focus, Inc. common stock in open market transactions. During the nine months ended September 30, 2001, the Company repurchased a total of 941,700 shares of common stock in open market transactions for an aggregate purchase price of $16.3 million.

         In October 2001, the Board of Directors authorized the repurchase of the Company's common stock in open-market transactions from time to time, commencing October 16, 2001 through and including January 31, 2002, provided the aggregate amount spent on such repurchases during this period will not exceed $10 million. The previously authorized expenditure of $20 million, which was to expire on October 31, 2001, was terminated by the Board of Directors.

11. STOCK SPLIT

         On July 13, 2001, the Board of Directors approved a three-for-two stock split in the form of a share dividend, payable August 13, 2001 to the Company's stockholders of record as of August 2, 2001. This split is reflected in all share and per share amounts in this report.

12. CONTINGENCIES

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

Investors are cautioned that all forward-looking statements involve risks and uncertainties and various factors could cause actual results to differ materially from those in the forward-looking statements. From time to time and in this Form 10-Q, we may make forward-looking statements relating to our financial performance, including the following:

o   Anticipated revenues, expenses and gross margins;
o   Seasonal patterns;
o   Expense as a percentage of revenue;
o   Anticipated earnings;
o   New product introductions; and
o   Future capital expenditures.

   Numerous factors could affect our actual results, including the following:

o   Our reliance on a limited product line;
o   Market acceptance of our existing and future products;
o Growth management challenges, including the growth resulting from the acquisition of the assets of Schwinn in September 2001;
o   Fluctuating advertising rates;
o   A decline in consumer spending due to unfavorable economic conditions;
o   Government regulatory action;
o Our ability to effectively identify and negotiate any future strategic acquisitions;
o Our ability to integrate the Schwinn business and any other acquired businesses into our operations; and
o Unpredictable events and circumstances relating to international operations, including our use of foreign manufacturers.

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

STATEMENT OF OPERATIONS DATA - THREE MONTHS ENDED SEPTEMBER 30, 2001

         The following table presents certain financial data regarding our third quarter operations in 2001 and 2000, as a percentage of total revenues:

                                            QUARTER ENDED SEPTEMBER 30,
                                               2001            2000
                                           ------------    ------------
STATEMENT OF OPERATIONS DATA
Net sales...............................         100.0%          100.0%
Cost of sales...........................          37.2            32.5
                                           ------------    ------------

Gross profit............................          62.8            67.5

Operating expenses
        Selling and marketing...........          28.3            32.9
        General and administrative......           4.2             4.3
        Royalties.......................           1.9             2.2
                                           ------------    ------------
Total operating expenses................          34.4            39.4

Operating income........................          28.4            28.1
Other income............................           1.1             1.8
                                           ------------    ------------
Income before income taxes..............          29.5            29.9
Income tax expense......................          10.6            10.8
                                           ------------    ------------
Net income..............................          18.9%           19.2%
                                           ============    ============


COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

NET SALES

         Net sales grew by 53.4% to $88.7 million in the third quarter of 2001 from $57.8 million in the third quarter of 2000. Sales within our direct products segment increased by 44.7% over prior year third quarter levels and accounted for $74.0 million, or 83.4%, of our aggregate net sales in the quarter. Sales within our commercial and retail products segment accounted for $14.7 million, or 16.6%, of our net sales.

         Sales growth in the third quarter of 2001 resulted from expanded direct marketing of Bowflex and Nautilus Sleep Systems products, as well as from the acquisition of Schwinn, which increased sales in our commercial and retail products segment by $4.3 million. Within our direct products segment, with respect to both our Bowflex products and our Nautilus Sleep Systems, we intend to further expand our use of spot television commercials and infomercials during the remainder of 2001 by increasing our presence in existing television markets and entering new television markets. We intend to increase sales within our commercial and retail products segment due to the Schwinn acquisition and by developing new products and expanding our sales efforts both domestically and internationally.

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

         During the third quarter of 2001, we continued to experience unusually strong consumer demand for our Bowflex products compared to 2000. We believe this stronger than normal growth rate will not continue in future years. Our direct marketing business is largely dependent upon national cable television advertising, and we found there was considerable available time and rates were favorable in the third quarter of 2001, resulting in more time purchased and stronger sales.

         We believe sales within our commercial and retail products segment, although stronger than the third quarter of 2000, will typically be lower in the second and third quarters of the year than in the first and fourth quarters. We believe the principle reason for this trend is the commercial and retail fitness industry's preparation for the impact of New Year's fitness resolutions and seasonal weather patterns related to colder winter months.

GROSS PROFIT

         Gross profit grew 42.6% to $55.7 million in the third quarter of 2001, from $39.1 million in the same period a year ago. Our overall gross profit margin decreased 4.7% to 62.8% in the third quarter of 2001, from 67.5% in the third quarter of 2000, as a result of the shift of product mix due to the acquisition of Schwinn and stronger than expected third quarter sales in the commercial and retail segment. Our proportion of commercial and retail sales as a percentage of total net sales increased to 16.6% from 12.3% while our proportion of direct sales as a percentage of total sales decreased to 83.4% from 87.7%.

         The gross margin within our direct products segment was 69.6% in the third quarter of 2001. Within our direct segment, we expect a lower percentage gross profit margin contribution from our Nautilus Sleep Systems as we continue our direct marketing campaign for this product. Similar to our Bowflex products, with the anticipated future higher sales volume of Nautilus Sleep Systems, we are starting to take advantage of overseas production and better pricing from domestic suppliers to strengthen the margins for these products.

         The decrease in gross margin within our commercial and retail products segment to 28.7% in 2001 compared with 33.5% in 2000 for the third quarters respectively, is due to the Schwinn acquisition and higher research and development expenditures for the Nautilus consumer fitness products. Schwinn's manufactured treadmill inventory was subject to purchase accounting guidelines which require step-up basis adjustments. We stepped up the value of manufactured finished goods inventory acquired, in accordance with accounting principles generally accepted in the United States of America. This adjustment is to state the value of such inventories at its net realizable value, less a margin to allow for costs incurred to sell such inventory. This adjustment applies only to the inventory manufactured by Schwinn for resale to third parties. In the fourth quarter of 2001 we expect our commercial and retail product segment to have a lower gross margin due to purchase accounting guidelines for Schwinn manufactured treadmill inventory.

OPERATING EXPENSES

         SELLING AND MARKETING

         Selling and marketing expenses grew to $25.1 million in the third quarter of 2001 from $19.1 million in the same period a year ago, an increase of 31.6%. This increase in selling and marketing expenses resulted primarily from the expansion of our direct marketing campaign for Bowflex products and Nautilus Sleep Systems and variable costs associated with our sales growth.

         As a percentage of net sales, overall selling and marketing expenses decreased to 28.3% in the third quarter of 2001 from 32.9% in the third quarter of 2000. The decrease was a result of the higher proportion of commercial and retail product sales due to the acquisition of Schwinn combined with the availability of advertising time and the reduction of advertising rates as the economy has slowed. Overall, we expect that our selling and marketing expenses will increase in real dollar terms, but not as a percentage of net sales, as we:

         o  Continue to expand our Bowflex direct marketing campaign;
         o Increase the commercial and retail segment sales as a percentage of our overall sales; and
         o  Expand the direct marketing campaign for our Nautilus Sleep Systems.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses grew to $3.7 million in the third quarter of 2001 from $2.5 million in the same period a year ago, an increase of 51.5%. Our direct marketing business accounted for $0.8 million of the increase, due primarily to increased staffing and infrastructure expenses necessary to support our growth. Our commercial and retail operations accounted for the remaining increase primarily due to the Schwinn acquisition. As a percentage of net sales, general and administrative expenses decreased to 4.2% in the third quarter of 2001 from 4.3% in the same period a year ago. We believe that our general and administrative expenses will increase in future periods in real dollar terms, and increase marginally as a percentage of sales.

         ROYALTY

         Royalty expense grew to $1.7 million in the third quarter of 2001 from $1.3 million in the same period a year ago, an increase of 30.8%. Both our direct and commercial/retail segments have several royalty agreements. The increase in our royalty expenses is primarily attributable to the increased sales of our Bowflex products in the quarter. Our royalty expenses will increase if sales of our Bowflex products continue to increase. In addition, the acquisition of Schwinn will result in increased royalty expenses in future periods.

         OTHER INCOME

         In the third quarter of 2001, other income was $1.0 million compared to $1.1 million for the same period a year ago. The decrease resulted primarily from lower interest earned on invested cash and cash equivalents due to considerable interest rate cuts in 2001 offsetting the effect of higher invested cash amounts. Interest income will drop considerably in future periods due to the lower rate environment and the use of cash to acquire Schwinn.

         INCOME TAX EXPENSE

         Income tax expense increased by $3.2 million for the third quarter of 2001 because of the growth in our income before taxes. We expect our income tax expense to increase in line with increases of our income before taxes.

         NET INCOME

         For the reasons discussed above, net income grew to $16.8 million in the third quarter of 2001 from $11.1 million in the same period a year ago, an increase of 51.3%.

         STATEMENT OF OPERATIONS DATA - NINE MONTHS ENDED SEPTEMBER 30, 2001

         The following table presents certain financial data regarding operations for the first nine months of 2001 and 2000, as a percentage of total revenues:

                                          NINE MONTHS ENDED SEPTEMBER 30,
                                           ----------------------------
                                               2001            2000
                                           ------------    ------------

Net sales...............................         100.0%          100.0%
Cost of sales...........................          35.2            33.2
                                           ------------    ------------

Gross profit............................          64.8            66.8

Operating expenses
        Selling and marketing...........          29.7            33.4
        General and administrative......           4.3             4.1
        Royalties.......................           2.1             2.3
                                           ------------    ------------

Total operating expenses................          36.1            39.8
Operating income........................          28.6            27.0
Other income............................           1.5             1.7
                                           ------------    ------------

Income before income taxes..............          30.2            28.7
Income tax expense......................          10.9            10.3
                                           ------------    ------------

Net income..............................          19.3%           18.4%
                                           ============    ============

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

NET SALES

         Net sales for the first nine months of 2001 increased 55.6% to $238.6 million, from $153.3 million in the same period in 2000. Direct marketing sales for the first nine months of 2001 increased by 54.4% to $210.5 million. Sales within our commercial and retail business accounted for $28.0 million of our net sales. Sales growth in the nine-month period of 2001 primarily resulted from expanded direct marketing of our Bowflex and Nautilus Sleep System products.

GROSS PROFIT

         Gross profit grew 50.9% to $154.5 million in the first nine months of 2001, from $102.4 million in the same period a year ago. Our gross profit margin decreased by 2.0% to 64.8% in the third quarter of 2001, from 66.8% in the first nine months of 2000, as a result of the shift of product mix due to the acquisition of Schwinn and strong sales in the commercial and retail segment.

OPERATING EXPENSES

         SELLING AND MARKETING

         Selling and marketing expenses grew to $70.9 million in the first nine months of 2001 from $51.3 million in the same period a year ago, an increase of 38.2%. This increase in selling and marketing expenses resulted primarily from the continued expansion of our direct marketing campaign and variable costs associated with our sales growth. As a percentage of net sales, selling and marketing expenses decreased by 3.7% to 29.7% for the first nine months of 2001 compared to 33.4% for the same period in the prior year mainly due to the higher proportion of commercial and retail product sales combined with the availability of advertising time and the reduction of advertising rates as the economy has slowed.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses grew to $10.3 million for the first nine months of 2001 from $6.2 million in the same period a year ago, a 65.7% increase. Our direct marketing business accounted for $3.4 million of the increase through the first nine months of 2001 due primarily to increased staffing and infrastructure expenses necessary to support our growth. Commercial and retail operations accounted for the remaining increase of $0.7 million. As a percentage of net sales, general and administrative expenses increased to 4.3% for the first nine months of 2001 from 4.1% in the same period a year ago.

         ROYALTY

         Royalty expense grew by 45.0% to $5.0 million during the first nine months 2001 from $3.5 million for the same period a year ago. The increase in royalty expenses is primarily related to Bowflex product sales for 2001.

         OTHER INCOME

         In the first nine months of 2001, other income increased to $3.7 million from $2.6 million over the same period a year ago, due to higher average cash balances during the period that increased our interest income.

         INCOME TAX EXPENSE

         Income tax expense increased by $10.1 million for the first nine months of 2001 due to the Company's growth in income before taxes.

         NET INCOME

         For the reasons discussed above, net income for the first nine months of 2001 grew to $46.1 million from $28.2 million in the same period a year ago. The percentage increase in net income over the first nine months of 2000 was 63.5%.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have financed our growth primarily from cash generated by our operating activities. During the first nine months of 2001, our operating activities generated approximately $55.3 million in net cash, which contributed to an aggregate $34.9 million balance in cash and cash equivalents and $9.2 million of short-term investments. The cash and cash equivalent balance dropped from $77.2 million at December 31, 2000 due primarily to the $67.5 million paid to acquire Schwinn. We anticipate that our working capital requirements will increase as a result of growing our commercial and retail segment through the acquisition of Schwinn and internal growth. We also expect to materially increase our cash expenditures on spot commercials and infomercials as we expand the direct marketing campaigns for our Bowflex products and Nautilus Sleep Systems. In January 2001, our Board of Directors authorized management to repurchase up to $20 million of the company's common stock in open-market transactions, with the terms of the purchases to be determined by management based on market conditions. In the first nine months of 2001, the Company used $16.3 million of the authorized $20 million to repurchase shares. A $10 million repurchase program was approved in October 2001 by the board of directors and the remaining balance of the $20 million repurchase program was terminated.

         We maintain a $10 million line of credit with US Bank. The line of credit is secured by certain assets and contains several financial covenants. As of the date of this filing, we are in compliance with all covenants applicable to the line of credit and there is no outstanding balance under the line.

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

         The Company adopted SFAS No. 141, BUSINESS COMBINATIONS, effective July 1, 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets are to be tested periodically for impairment and written down to their fair market value as necessary. The Company adopted the provisions of this statement effective September 20, 2001 as a result of the Schwinn acquisition, the effect of which is to not amortize the goodwill recorded as part of this acquisition but to annually test it for impairment.

         SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 becomes effective for the Company's fiscal year beginning January 1, 2002. The Company is evaluating SFAS No. 144 and has not yet determined the impact of adoption on its financial position or results of operations.

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

FOREIGN EXCHANGE RISK

         The Company is exposed to foreign exchange risk to the extent of fluctuations in the Euro and Swiss Franc. Based upon the relative size of the Company's operations in Europe, management does not believe that the reasonably possible near-term change in the related exchange rate would have a material effect on the Company's financial position, results of operations or cash flows.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             The following exhibits are filed herewith and this list constitutes the exhibit index.

             EXHIBIT NO.     DOCUMENT DESCRIPTION

                 2.1 Trademark License Agreement by and between Pacific Direct, LLC., Nautilus, Inc., and Schwinn Acquisition, LLC.

         (b) Reports on Form 8-K

             The Company filed a report on Form 8-K dated October 4, 2001, reporting the acquisition of Schwinn.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DIRECT FOCUS, INC.
                                   (Registrant)

November 12, 2001                  By: /s/  Brian R. Cook
-----------------                  ---------------------------------------
                                   Brian R. Cook, Chief Executive Officer



November 12, 2001                  By: /s/  Rod W. Rice
-----------------                  ---------------------------------------
                                   Rod W. Rice, Chief Financial Officer,
                                   Treasurer and Secretary (Principal Financial
                                   and Accounting Officer)