Form 10-K
period 2001-12-31
DIRECT FOCUS INC
filed 2002-03-29
CIK 1078207

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

                              --------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the Year Ended December 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-25867

                               DIRECT FOCUS, INC.
             (Exact name of registrant as specified in its charter)

          WASHINGTON                                       94-3002667
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

  1400 NE 136TH AVENUE, VANCOUVER, WA                         98684
(Address of principal executive offices)                    (Zip Code)


        Registrant's telephone number, including area code: 360-694-7722

        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, WITHOUT PAR VALUE

                              --------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. |_|

         The aggregate market value of the voting stock held by non-affiliates of the Registrant is $1,047,236,796 as of March 1, 2002 based upon the last sales price as reported by the Nasdaq National Market System.

         The number of shares outstanding of the Registrant's Common Stock as of March 1, 2002 was 35,012,932 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2002 Annual Meeting of Stockholders.
================================================================================

                               DIRECT FOCUS, INC.
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.         Business                                                      4

Item 2.         Properties                                                   19

Item 3.         Legal Proceedings                                            21

Item 4.         Submission of Matters to a Vote of Security Holders          21

                                     PART II

Item 5.         Market for Registrant's Common Equity and Related
                  Stockholder Matters                                        21

Item 6.         Selected Consolidated Financial Data                         22

Item 7.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        22

Item 7A.        Quantitative and Qualitative Disclosures About
                  Market Risk                                                33

Item 8.         Consolidated Financial Statements and Supplementary Data     34

Item 9.         Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                        54

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant           54

Item 11.        Executive Compensation                                       54

Item 12.        Security Ownership of Certain Beneficial Owners
                  and Management                                             54

Item 13.        Certain Relationships and Related Transactions               54

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                                55

Signatures                                                                   58

                                     PART I

FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "COULD," "MAY," "WILL," "SHOULD," "PLAN," "BELIEVES," "ANTICIPATES," "ESTIMATES," "PREDICTS," "EXPECTS," "PROJECTIONS," "POTENTIAL" OR "CONTINUE," AND WORDS OF SIMILAR IMPORT, CONSTITUTE "FORWARD-LOOKING STATEMENTS." INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FROM TIME TO TIME AND IN THIS FORM 10-K, WE MAY MAKE FORWARD-LOOKING STATEMENTS RELATING TO OUR FINANCIAL PERFORMANCE, INCLUDING THE
FOLLOWING:

         o ANTICIPATED REVENUES, EXPENSES AND GROSS MARGINS;
         o SEASONAL PATTERNS;
         o EXPENSE AS A PERCENTAGE OF REVENUE;
         o ANTICIPATED EARNINGS;
         o NEW PRODUCT INTRODUCTIONS; AND
         o FUTURE CAPITAL EXPENDITURES.

         NUMEROUS FACTORS COULD AFFECT OUR ACTUAL RESULTS, INCLUDING THE
         FOLLOWING:

         o OUR RELIANCE ON A LIMITED PRODUCT LINE;
         o EXPIRATION OF IMPORTANT PATENTS;
         o OUR ABILITY TO EFFECTIVELY DEVELOP, MARKET, AND SELL FUTURE PRODUCTS;
         o GROWTH MANAGEMENT CHALLENGES, INCLUDING THE GROWTH RESULTING FROM
           THE ACQUISITION OF THE ASSETS OF THE FITNESS DIVISION OF
           SCHWINN/GT CORP. IN SEPTEMBER 2001, AND THE ACQUISITION OF THE
           ASSETS OF STAIRMASTER IN FEBRUARY 2002;
         o OUR ABILITY TO INTEGRATE THE STAIRMASTER BUSINESS, AND ANY OTHER ACQUIRED BUSINESSES INTO OUR OPERATIONS;
         o A DECLINE IN CONSUMER SPENDING DUE TO UNFAVORABLE ECONOMIC
           CONDITIONS;
         o THE AVAILABILITY OF MEDIA TIME AND FLUCTUATING ADVERTISING RATES;
         o OUR RELIANCE ON THE CONSUMER FINANCE MARKET;
         o OUR ABILITY TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY;
         o OUR RELIANCE ON THIRD-PARTY MANUFACTURERS; AND
         o GOVERNMENT REGULATORY ACTION.

         WE DESCRIBE CERTAIN OF THESE AND OTHER KEY RISK FACTORS ELSEWHERE IN MORE DETAIL IN THIS FORM 10-K. ALTHOUGH WE BELIEVE THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-K OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

ITEM 1.  BUSINESS
-----------------

INTRODUCTION

         Direct Focus, Inc. is a leading marketer, developer and manufacturer of branded health and fitness products sold under such well-known names as Nautilus, Bowflex, Schwinn Fitness and StairMaster. We market and sell our Bowflex and Nautilus Sleep Systems products through our direct-marketing channel utilizing an effective combination of television commercials, infomercials, response mailings, the Internet, and inbound/outbound call centers. We market and sell our Nautilus, Schwinn Fitness, StairMaster and Quinton commercial fitness equipment through our sales force and selected dealers to health clubs, government agencies, hotels, corporate fitness centers, colleges, universities and assisted living facilities. We also market a complete line of consumer fitness equipment, also sold under the Nautilus, Schwinn Fitness, Trimline, and StairMaster brands, through a network of specialty dealers, distributors and retailers worldwide.

         We have experienced rapid growth, with sales increasing from $133.1 million in 1999 to $363.9 million in 2001, representing a compound annual growth rate of over 65%. This increase was primarily the result of organic growth in the sales of existing Nautilus and Bowflex product lines. In addition, we significantly expanded our market through extensions of existing product lines in new channels and the strategic acquisition of Schwinn Fitness and StairMaster. We have grown net income from $20.3 million in 1999 to $66.6 million in 2001, representing a compound annual growth rate of over 81%.

         Our success to-date, based on sales growth, profitability and cash flow, has been driven primarily by the expansion of our Bowflex and Nautilus Sleep Systems product lines in the growing, direct-to-consumer distribution channel. We believe that we have been able to capture premium price points as a result of our high quality, innovative products and direct sales to end customers. We intend to continue driving our growth through our ability to identify, fulfill and increase customer demand for health and fitness products.

         Through our extensive experience in direct marketing health and fitness products to consumers, we have developed a creative and highly disciplined sales and marketing program. Over the past 9 years, we have spent over $164 million in television advertising for our direct products. Core to our strategy is the continuous improvement of our direct marketing process by challenging and refining all aspects of our marketing and selling cycle. This improvement has been accomplished in large part by our ability to gain relatively instantaneous customer feedback from our advertisements. All customer inquiries are carefully monitored and analyzed through our state-of-the-art inbound and outbound call center utilizing a customized automated database and its statistical applications. As a result, we have been able to predict with a historically high degree of accuracy the inquiries of our marketing programs and their subsequent conversion into sales. This highly refined marketing program, combined with our media purchasing power, has created an effective and cost efficient means for driving consumer demand.

         Our success has been enhanced by our continuing expansion into the commercial and retail channels of the fitness industry. To expand sales and market share in these channels, we acquired substantially all of the assets of Nautilus International, Inc. ("Nautilus") in January 1999, the fitness division of Schwinn/GT Corp. and its affiliates ("Schwinn Fitness") in September 2001, and StairMaster Sports/Medical, Inc. ("StairMaster") in February 2002. These acquisitions have enabled us to considerably expand our portfolio of leading brands, product lines, channels of distribution, product development and the size of our customer base. Through our purchase of Schwinn Fitness and

StairMaster, we believe that we have made significant progress in diversifying our product line and expanding our presence internationally. We now offer a comprehensive line of cardiovascular and weight resistance products in the retail and commercial fitness industry. Our retail and commercial product lines include home gyms, free weight equipment, treadmills, indoor cycling equipment, steppers and ellipticals. As a result of our acquisitions, we have also added operations in Switzerland, Germany and England, a sales office in Japan, and a worldwide network of distributors.

         We believe that our Company possesses distinct competitive advantages as it builds towards its goal of being a complete provider of products to the health and fitness industry. We continue to develop a portfolio of highly recognized and trusted fitness brands. These brands are utilized, in concert with tailored product development, to meet the differing customer demands of each distribution channel: direct, commercial and retail. In addition, we have realized, and believe that we will continue to realize, significant synergies by leveraging our brands, marketing resources, and research and development capabilities across all three distribution channels. We believe the health and fitness industry's fragmentation of manufacturers and distribution channels lends itself to the execution of this strategy.

         For a discussion of financial information about our two business segments, direct products and commercial/retail products, see Note 2 of the Notes to Consolidated Financial Statements.

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

         As used in this Form 10-K, the terms "we," "our," "us," "Direct Focus" and "Company" refer to Direct Focus, Inc. and its subsidiaries. The names Nautilus(R), Bowflex(R), Bowflex Power-Pro(R), Motivator(R), Versatrainer(R), Power Rod(R), Direct Focus(R), Instant Comfort(R), Nautilus Sleep Systems(R), Airdyne(R), Fitness Advisor(R), StairMaster(R), and Trimline(R) are registered trademarks of Direct Focus, Inc.

         The consolidated financial statements of the Company include Direct Focus, Inc., Nautilus HPS, Inc., Nautilus, Inc., DFI Properties, LLC, BFI Advertising, Inc., DFI Sales, Inc., DFI Leaseco, LLC, Nautilus Fitness Products, Inc., Nautilus/Schwinn Fitness Group, Inc., DF Hebb Industries, Inc., Schwinn Fitness International SA, Schwinn Holdings International SA, and Schwinn Fitness SA. All intercompany transactions have been eliminated in the preparation of the consolidated financial statements. While StairMaster is discussed throughout this document due to its significance to our business strategy, its financial results are not included in our financial statements as it was acquired subsequent to year end 2001.

LONG-TERM STRATEGY

         Our long-term strategy is to build a complete health and fitness company offering high quality, premium-branded products enabling health conscious consumers to maintain active lifestyles. We intend to do this by:

         o Utilizing our positioning and capabilities in the direct marketing channel to launch new, innovative products;
         o Capitalizing on the synergy and growth opportunities from acquisitions;

         o Continuing to capture premium price points and accelerate demand by researching and developing high quality, branded products that better meet the needs of our customers and retailers; and
         o Expanding our international opportunities by leveraging our recently acquired network of international distributors and operations.

INDUSTRY OVERVIEW

         CONSUMER TRENDS

         We believe that our organic growth has benefited from a number of demographic and market trends that we expect will continue, including:

         o Growing consumer awareness of positive benefits of good nutrition and fitness;
         o Expanding media attention on health and fitness;
         o An aging population that is maintaining a more active lifestyle;
         o Continued attention to appearance and weight by consumers, which is expected to increase as the "baby-boomers" pass through their 40's;
         o High healthcare costs that are focusing more attention on preventative practices including an increase in the number of corporate fitness programs and wellness centers;
         o Expansion of the market for sophisticated high-quality fitness equipment due to consumers' continued demand for higher levels of efficiency in their workout regimes; and
         o The continued growth of direct to consumer marketing, which is estimated to exceed $1.0 trillion in annual sales in the United States in 2002.

         We believe these consumer trends bode well for our future growth prospects. Just as the "baby boomers," those Americans born between 1946 and 1964, started the modern fitness movement, they will continue to be a driving force as they age. We believe baby boomers will use more of their increasing leisure time for exercise and more of their disposable income for fitness equipment purchases as they strive to counter the effects of aging.

         TRENDS IN FITNESS EQUIPMENT

         We market our Nautilus, Bowflex, Schwinn Fitness and StairMaster equipment in the United States, as well as internationally. According to the Sporting Goods Manufacturing Association ("SGMA"), United States consumers were projected to spend $16.6 billion on sports equipment in 2001. Based on a study performed by the SGMA, U.S. consumers spent roughly $5.8 billion specifically on home fitness equipment in 2000.

         Due to a difficult economic climate and the fact that sports equipment may be considered as discretionary spending, the market experienced a difficult year in 2001. According to the SGMA, the sports equipment market in the U.S. is expected to have declined 4.5% in 2001. However, the exercise equipment market is expected to have only declined 3.6%.

         The SGMA expects the overall sports equipment market to continue to contract a further 0.7% in 2002; however, they are projecting a quick recovery for fitness equipment and expect the category to grow 4.0% in 2002 to return to 2000 levels.

         Research from the National Sporting Goods Association ("NSGA") indicates that Americans are not only exercising more but are also exercising more with fitness equipment. Surveys performed by the NSGA indicate that the percentage of U.S. consumers above the age of seven who participated in exercise with fitness equipment rose from 35.3% in 1990 to 44.8% in 2000. In addition, the SGMA estimates that a number of Americans using strength equipment and cardiovascular equipment increased 5.4% and 3.5% annually, respectively, from 1990 to 2000. A significant component of this growth is attributable to the aging "baby-boomer" generation.

         The commercial market has benefited from continued strength and increase in health club memberships. Health club memberships have grown an average of 5.0% annually for the past 13 years, according to the SGMA. The SGMA estimates that there were 32.8 million health club memberships at the end of 2000.

         The worldwide travel industry has recognized that providing travelers with the fitness equipment required to maintain their regular exercise and fitness programs while away from home enhances customer satisfaction. Fitness facilities have become important factors in attracting and retaining hotel guests.

         The international markets represent a strong opportunity for growth, driven by the continued fitness boom across Europe and the increasing focus on fitness and healthy lifestyles by more affluent consumers in Asia and Latin America. In fact, according to the International Health, Racquet and Sportsclub Association ("IHRSA"), there are approximately 19,500 health clubs in Europe, 7,800 in Latin America and 4,800 in the Asia/Australia market, compared to approximately 17,800 clubs in the U.S. We believe demand for U.S. products will increase, as foreign consumers increasingly demand the reliability, service and innovative designs provided by U.S. suppliers such as Nautilus, Schwinn Fitness, and StairMaster.

         TRENDS IN SLEEP PRODUCTS

         The United States mattress market is large and dominated by four major manufacturers whose primary focus is the conventional innerspring mattress. According to the International Sleep Products Association ("ISPA"), United States mattress and foundation sales totaled 39.5 million units shipped in 2000, representing a 2.2 percent increase from 1999. Total dollar value of these wholesale shipments reached $4.6 billion in 2000, a 5.4% increase from 1999. We believe this equates to over $7.6 billion in retail sales. The ISPA estimates that innerspring mattresses accounted for approximately 90% of total domestic mattress sales in 2000. The ISPA also believes that less than 6% of all mattress sales are made through direct marketing channels. According to the ISPA, the bedding industry has enjoyed years of uninterrupted growth, which has led to increased competition and retail outlet consolidation. Queen-sized mattresses, which became the largest selling segment in 1998, continued to top the U.S. market in 2000, capturing 33.1% of the market.

DIRECT BUSINESS SEGMENT

         DIRECT TO CONSUMER MARKETING

         We market and sell our Bowflex and Nautilus Sleep Systems products through our direct-marketing channel utilizing an effective combination of television commercials, infomercials, response mailings, the Internet, and inbound/outbound call centers. The direct to consumer distribution channel involves sales of our range of products directly to the consumer. This is derived almost entirely from television advertisements, including both commercials and infomercials. By selling directly to the end consumer, we are able to target premium price points paid by end consumers, eliminating all other parties from the supply chain. Our ability to capture the entire gross margin has consistently produced a high financial return on time and money invested. The size of the direct market is also substantial. Through our advertising initiatives, we estimate that we currently target 70 million homes. Success within this distribution channel is almost entirely dependent on the ability to capture target demographics. By using over 1,000 different 800 numbers, we are able to measure exactly which ads our customers are responding to, and we have built a comprehensive database that enables us to scientifically adapt marketing strategies to better target customers. Historically, we have been able to predict, with a good degree of accuracy, inquiries to specific advertisements and the resulting sales. We continue to believe that this will serve as a key differentiating factor and enable us to maintain a competitive advantage within this channel.

         We conduct direct to consumer marketing through a combination of 60-second "spot" television commercials and 30-minute television "infomercials." To date, we have been highly successful with what we refer to as a "two-step" marketing approach. Our two-step approach focuses first on generating consumer interest in our products and requests for product information, which is achieved primarily through the use of spot commercials and infomercials. The second step focuses on converting inquiries into sales, which we accomplish through a combination of response mailings and outbound telemarketing to potential customers who have made initial inquiries based on our first step advertising efforts. We have found that second quarter influences on television viewership, such as the broadcast of national network season finales and seasonal weather factors, cause our spot television commercials on national cable television to be marginally less effective in the second quarter than in other periods of the year.

         ADVERTISING

         SPOT COMMERCIALS AND INFOMERCIALS. Spot television commercials are a key element of the marketing strategy for all of our direct-marketed consumer products. For direct-marketed products that may require further explanation and demonstration, television infomercials are an important additional marketing tool. We have developed a variety of spot commercials and infomercials for our Bowflex product line and several commercials and marketing videos for our Nautilus Sleep Systems product line. We expect to use spot commercials and, where appropriate, infomercials to market consumer products that we determine are appropriate for the direct-marketing channel.

         When we begin marketing a new product, we typically test and refine our marketing concepts and selling practices while advertising the product in spot television commercials. Production costs for these commercials can range from $50,000 to $150,000. Based on market research and viewer response to our spot commercials, we may produce additional spot commercials and, if appropriate for the product, an infomercial. Production costs for infomercials can range from $150,000 to $500,000. Generally, we attempt to film several infomercial and commercial concepts at the same time in order to maximize production efficiencies. From this footage we can then develop several varieties of spot commercials and infomercials and introduce and refine them over time. We typically generate our own scripts for spot commercials and utilize outside writers to assist with infomercial scripts on an as-needed basis. Typically, we contract with outside production companies to produce our spot commercials and infomercials.

         We test spot commercials and infomercials on a variety of cable television networks that have a history of generating favorable responses for our existing products. Our initial objective is to determine the product's marketing appeal and evaluate creative or product modifications that may be appropriate. If these initial tests are successful, we then air the spot commercials and infomercials on an accelerating schedule of additional cable networks.

         MEDIA BUYING. An important component of our direct marketing success is our ability to purchase quality media time at an affordable price. The cost of airing spot commercials and infomercials varies significantly, depending on the network, time slot and, for spot commercials, programming. Each spot commercial costs between $25 and $25,000 to air, and each infomercial costs between $600 and $55,000 to air. We currently purchase the majority of our media time on cable networks, through which we reach more than 70 million homes.

         We do not currently purchase media time under long-term contracts. Instead, we book most of our spot commercial time on a quarterly basis and most of our infomercial time on a monthly or quarterly basis, as networks make time available. Networks typically allow us to cancel booked time with two weeks advance notice, which enables us to adjust our advertising schedule if our statistical tracking indicates that a particular network or time slot is no longer cost effective. Generally, we can increase or decrease the frequency of our spot commercial and infomercial airings at almost any time.

         INTERNET. We expect the Internet to continue as an increasingly important part of our direct- marketing strategy. For example, we are promoting our web sites in spot commercials and infomercials in an effort to further stimulate electronic product inquiries and eCommerce transactions. We presently advertise our products on third-party web sites on a limited basis. Our site is loaded with informative customer testimonials and allows consumers to view our video online and obtain more information about our products. We currently operate two direct marketing-oriented web sites. The first, www.bowflex.com, focuses on our Bowflex line of home exercise equipment. The second, www.nautilussleepsystems.com, focuses on our Nautilus Sleep Systems. In an effort to expand and enhance our web presence, we have added dedicated web site development and management personnel.

         OPTIMAL USE OF DIRECT MARKETING DATABASE

         Since 1994, when we initially started testing our target markets, we have consistently invested significant resources in order to build a comprehensive direct marketing database. Our database has allowed us to monitor customer responses and effectively utilize information to adapt our marketing strategy to better target such customers. We track the success of each of our spot commercials and infomercials by determining how many viewers respond to each airing of a spot commercial or infomercial. We accumulate this information in a database that we use to evaluate the cost-effectiveness of available media time. In addition, we believe the database enables us to predict with reasonable accuracy how many product sales and inquiries will result from each spot commercial and infomercial that we air. We also believe we can effectively track changing viewer patterns and adjust our advertising accordingly.

         CONVERSION OF DIRECT-MARKETED PRODUCT INQUIRIES INTO SALES

         CUSTOMER SERVICE CALL CENTER AND ORDER PROCESSING. We operate our own customer service call center in Vancouver, Washington, which operates 18-23 hours per day and receives and processes all infomercial-generated and customer service-related inquiries regarding our Bowflex and Nautilus Sleep Systems products. We have developed a skill-based call routing system that automatically routes each incoming call to the most highly qualified inside sales agent or customer service representative available. The appropriate representative then answers product questions, pro-actively educates the potential customer about the benefits of our product line, promotes financing through our third-party private label credit card, and typically up sells the benefits of higher priced models in our product line. This sophisticated system allows us to better utilize our agents, prioritize call types and improve customer service.

         We employ two large telemarketing companies to receive and process information requests generated by our spot television advertising 24 hours per day. The telemarketing agents for these companies only collect names, addresses and other basic information from callers and do not sell or promote our products.

         INTERNET. We use television spot commercials and infomercials to lead consumers to our web sites, as we believe that consumers who visit our web sites are more inclined to purchase our products. Our ongoing Internet-related goals include improving the capabilities of our Bowflex and Nautilus Sleep System web sites. In 1999, we used our web sites to generate interest in our products but limited the information we provided to potential customers in an effort to induce them to initiate a telephone inquiry. In 2000, we believe we achieved a balance between our goals of finalizing sales and capturing consumer information by strategically designing our web pages and carefully analyzing web page hits, conversion rates, average sales prices and inquiry counts, which we continued to enhance in 2001. Our eCommerce sales are an increasingly important component of our direct sales channel and have grown from 8% to 19% to 22% of direct sales for 1999, 2000 and 2001, respectively.

         RESPONSE MAILINGS. We forward a "fulfillment kit" in response to each inquiry regarding our direct-marketed products. Each kit contains detailed literature that describes the product line and available accessories, a marketing video that demonstrates and highlights the key features of our premium product in the line, and additional information about how to purchase the product. If a potential customer does not respond within a certain time period, we proceed with additional follow-up mailings that convey a different marketing message and typically offer certain inducements to encourage a sale. The specific marketing message and offer at each stage will vary, based on what our statistical tracking indicates is most likely to trigger a sale.

         CONSUMER FINANCE PROGRAMS. We believe that convenient consumer financing is an important tool in our direct marketing sales efforts and induces many of our customers to make purchases when they otherwise would not. Currently, we offer "zero-down" financing to approved customers on all sales of our Bowflex Products and Nautilus Sleep Systems. We arrange this financing through a consumer finance company pursuant to a non-recourse consumer financing agreement. Under this arrangement, our customer service representatives can obtain financing approval in a few minutes over the telephone and, if a customer is approved, immediately ship the ordered product without the need for cumbersome paperwork. The consumer finance company pays us promptly after submission of the required documentation and subsequently sends to each approved customer a Direct Focus private label credit card that can be used for future purchases of our products. There were approximately 220,000 active private label cards with aggregate available credit of approximately $118 million outstanding as of December 31, 2001. During 2001, over 41% of our net sales were financed in this manner, and we believe this program will continue to be an effective marketing tool.

DIRECT PRODUCTS

         BOWFLEX HOME FITNESS EQUIPMENT

         We introduced the first Bowflex home exercise machine in 1986, and since then have implemented several improvements to its design and functionality. We now offer four different Bowflex machines and nine different models. The key feature of each Bowflex machine is our patented "Power Rod" resistance technology. Each Power Rod is made of a solid polymer material that provides progressive resistance in both the concentric and eccentric movements of an exercise. When combined with a bilateral cable pulley system, the machines provide excellent range and direction of motion for a large variety of strength-building exercises. Although Bowflex equipment continues to be our most successful product, due to our product diversification efforts, sales of our Bowflex products, as a percentage of our total sales, have decreased to 74% in 2001 from 80% and 83% in 1999 and 2000, respectively.

         We currently offer the following Bowflex machines:

         o The Ultimate, introduced in late 2001, is our newest product in the Bowflex line. The Ultimate is available in one model that offers over 80 different strength building exercises in one compact, foldable, and portable design and comes with a 310-pound resistance pack that can be upgraded to 410 pounds. We have also incorporated an integrated adjustable pulley system feature to allow a user to adjust the range of motion of many basic exercises to increase workout results. Prices currently range from $1,999 to $2,098, depending on the available resistance upgrade.

         o The Power Pro, introduced in 1993, is our best selling product. The Power Pro is available in four different models: the basic Power Pro, the XT, the XTL and the XTLU. Each model offers over 60 different strength building exercises in one compact, foldable and portable design and comes with a 210-pound resistance pack that can be upgraded to 410 pounds. We have also incorporated an aerobic rowing exercise feature into the Power Pro. Prices currently range from $999 to $1,597, depending on the model and add-on features.

         o The Motivator, introduced in 1996, is our entry-level strength training line. It is available in three different models: the basic Motivator, the XT and the XTL. Each model offers over 40 different strength building exercises in one compact, foldable design and comes standard with a 210-pound resistance pack that can be upgraded to 410 pounds. Prices currently range from $699 to $1,049, depending on the model and add-on features.

         o The Versatrainer by Bowflex, introduced in 1988, is specifically designed to accommodate wheelchair-bound users. The Versatrainer's key advantage is that it permits users to exercise while remaining in their wheelchair, which offers enhanced independence and esteem. The Versatrainer can be found in many major rehabilitation hospitals, universities and institutions. The Versatrainer is currently priced at $1,699.

         NAUTILUS SLEEP SYSTEMS

         In December 1999, we began marketing a line of premium air sleep systems, which we have named the "Nautilus Sleep Systems." The key feature of each Nautilus Sleep System is its variable firmness support chamber, an air chamber within each air sleep system that can be electronically adjusted to regulate firmness. All queen and larger sleep systems in our Signature, Premier and Ultimate Series are equipped with dual air chambers that enable users to maintain different firmness settings on each side of the bed. We believe that variable firmness and other comfort-oriented features of our Nautilus Sleep Systems favorably differentiate them from conventional innerspring mattresses.

         We currently offer four models of our Nautilus Sleep System:

         o The Ultimate Series is our top-of-the-line Nautilus Sleep System. It features dual patent-pending, interlocking variable support chambers that permit users to maintain separate firmness settings on each side of the sleep system. The interlocking chambers regulate airflow and pressure to more effectively maintain support when a user changes position. The Ultimate Series comes with removable wool blend and silk blend pillow top sleeping surfaces, which permits users to easily convert to a "tight top" surface when they desire extra firmness. The Ultimate Series also has an upgraded comfort layer of visco-elastic foam that conforms to a user's body. The Ultimate Series is available in seven sizes and currently ranges in price from $1,399.99 for a twin to $1,999.99 for a California king, excluding foundation.

         o The Premier Series features dual patent-pending, interlocking variable support chambers that permit users to maintain separate firmness settings on each side of the sleep system. The interlocking chambers regulate airflow and pressure to more effectively maintain support when a user changes position. The Premier Series comes with a removable wool blend pillow top sleeping surface, which permits users to easily convert to a "tight top" surface when they desire extra firmness. The Premier Series is available in seven sizes and currently ranges in price from $799.99 for a twin to $1,399.99 for a California king, excluding foundation.

         o The Signature Series is designed to appeal to consumers who desire the flexibility of dual variable firmness support chambers, but at a more affordable price. Our customers can choose between a tight top or pillow-top sleeping surface over a one and one-half inch convoluted foam comfort layer. The Signature Series is available in seven sizes and currently ranges in price from $499.99 for a twin to $1,099.99 for a California king, excluding foundation.

         o The Basic Series is our entry-level Nautilus Sleep System, which features a single, head-to-toe variable firmness support chamber and a traditional tight-top sleeping surface over a one and one-half inch thick convoluted foam comfort layer. The Basic Series is available in five sizes and currently ranges in price from $349.99 for a twin to $799.99 for a California king, excluding foundation.

         We offer foundations that are specifically designed to support and enhance the performance of our Nautilus Sleep Systems. We advise consumers to use our foundations because conventional box springs tend to sag and wear over time, causing a sleep system to eventually mirror the worn box spring. The majority of our Nautilus Sleep System customers order a complete sleep system, which includes both a mattress and a foundation. Our foundations currently range in price from $199 for a twin to $399 for a California king.

         CHAMPION NUTRITION

         In May 2001, we entered into a financing agreement with Champion Nutrition ("Champion") and its primary shareholder. Champion is a privately held manufacturer of nutritional supplements. We began selling Champion's product line through our direct sales channel in June 2001. We package these products as kits and sell them to our Bowflex customers as add-on items. Under the terms of the agreement, we have an option to buy the stock of Champion for $6 million through October 2002.

COMMERCIAL/RETAIL BUSINESS SEGMENT

         COMMERCIAL/RETAIL SALES AND MARKETING

         We market and sell our Nautilus, Schwinn Fitness, StairMaster, Quinton and Trimline commercial fitness equipment through our sales force and selected dealers to health clubs, government agencies, hotels, corporate fitness centers, colleges, universities and assisted living facilities. Our commercial direct sales force is focused on strengthening the market position of our existing Nautilus, Schwinn Fitness, and StairMaster commercial product lines, which we sell principally to health clubs, large hotels, assisted living facilities and the government. Additionally, as we continue to broaden our product line with products like Nautilus Nitro commercial equipment, our direct sales force will target new market segments and, if successful, broaden our customer base. Internationally, we market and sell our Nautilus, Schwinn Fitness, and StairMaster commercial fitness products through a worldwide network of independent distributors and our foreign operations.

         We also market a complete line of consumer fitness equipment, under the Nautilus, Schwinn Fitness, and StairMaster brands, through a dealer network of more than 1,200 dealers, specialty retailers and specialty stores worldwide. As part of our acquisition of Schwinn Fitness, we have added an experienced management team to oversee the sales and marketing operations of our retail products business.

         In general, sales of commercial/retail fitness equipment and accessories are seasonal. Typically, sales are higher in the first and fourth quarters with considerable weakness experienced in the second quarter. We believe the principle reason for this trend is the commercial and retail fitness industry's preparation for the impact of New Year's fitness resolutions and seasonal weather patterns related to colder winter months.

         COMMERCIAL EQUIPMENT

         We currently offer the following Nautilus, Schwinn Fitness, and StairMaster equipment for the commercial market:

         NAUTILUS SELECTORIZED EQUIPMENT. The Nautilus 2ST line of commercial strength equipment offers 27 high quality, technologically advanced strength building machines, each of which is specially designed to focus on a particular strength building exercise, such as leg presses, bench presses, super pullovers, hip abductors and adductors and leg curls. In addition, we offer a line of specially designed Nautilus 2ST equipment that we market principally to medical therapy and rehabilitation clinics. The key component of each Nautilus 2ST machine is either its "cam" or a four-bar linkage mechanism, which builds and releases resistance as a user moves through an exercise. The resistance is at its minimum during the initial and final stages of an exercise, and at its maximum in the middle of an exercise. The cam or four-bar linkage mechanism is designed to accommodate and maximize the benefits associated with the motion required for that machine. Other features are convergent and divergent upper body compound movements, four-bar linkages that produce functional movement, Kevlar belt drive, selectorized one pound add-on weight system, seat accessible weight stacks, low friction bearings and pulleys, hydraulic seat adjustments, machine-mounted instructional placards, tethered magnetic weight pins, powder coat finish, and quick release shields.

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

         NAUTILUS FREE WEIGHT EQUIPMENT. In 1999, we introduced a line of Nautilus free weight equipment with new innovations in design and engineering intended to help club owners better serve their customers. The product line offers a sleeker look, tougher components and increased versatility. This new free weight gear can be coupled with the Nautilus selectorized equipment circuit to give facility managers a complete strength gym to serve all strength fitness tastes.

         SCHWINN FITNESS INDOOR CYCLING EQUIPMENT. Our line of Schwinn Fitness indoor cycling products are used as part of a cycling-based exercise program that is popular among health clubs worldwide, and offer adjustable resistance, heavy-duty flywheels, plush seats and Schwinn's high-quality construction methods.

         STAIRMASTER. StairMaster introduced the world's first stairclimber in 1983. Its full product line now includes stairclimbers, treadmills, exercise bikes, and Crossrobics. These products feature ergonomic designs, comfortable and user-friendly controls and smoothly performing equipment. StairMaster treadmills are built to commercial standards with long lasting decks, belts and motors. StairMaster treadmills feature large running surfaces, various workout programs and offers speeds of up to 12 miles per hour. Crossrobics machines allow individuals to engage in both strength training and cardiovascular training at the same time.

         RETAIL EQUIPMENT AND ACCESSORIES

         Nautilus retail equipment includes a wide variety of products for the retail consumer in the following categories:

         o Fitness Accessories - a full line of fitness accessories, such as weight belts, jump ropes and ankle weights distributed to specialty fitness retailers and the sporting goods industry. The current line includes over fifty products.

         o Gyms - Nautilus gyms are designed to give a complete, total body workout, and are built with the same commitment to quality and biomechanical function as our commercial equipment. Our gyms allow the consumer to perform a wide variety of exercises such as chest press, shoulder press, lat pulls, tricep extensions, leg work and more.

         o Free Weights and Benches - allow gym-quality exercises with adjustable workout benches, free weight systems, dumbbell racks, weight trees and more.

         o Weights - commercial quality barbells and dumbbells for personal use. Constructed of durable chrome and iron, many of these sets are packaged in a convenient storage case allowing easy organization of plates and bars.

         o Apparel - Nautilus hats, shirts, t-shirts and other apparel are all made with high quality materials and workmanship.

         Schwinn Fitness offers a wide variety of retail products in the following categories:

         o Treadmills - Schwinn Fitness offers a wide variety of treadmills for use in the home. All are made in the USA and feature high power motors and quality electronics.

         o Stationary Bikes - Schwinn Fitness' line of stationary bikes includes both upright and recumbent style exercise bikes with features including self-generating computers with various exercise programs and computer-controlled resistance.

         o Steppers - Schwinn Fitness' steppers feature independent stepping action, and certain models feature computer-controlled exercise programs.

         o Wind - Schwinn Fitness' line of wind resistance exercise equipment uses fans to create resistance that increases with workout intensity. The line includes the Airdyne exercise bike and other products using wind resistance for upper body and full body workouts.

         o Strength Equipment - Schwinn Fitness' strength equipment includes multi-station weight machines with models for both home and institutional use.

         o Elliptical - Schwinn Fitness' elliptical trainers provide a low-impact natural motion workout and feature self-generating computers with multiple exercise programs.

         StairMaster offers high-end products in the following categories:

         o Stairclimbers - StairMaster is the market leader in stairclimbers. These products provide superior cardiovascular workouts and condition major lower-body muscle groups with less impact than conventional aerobic machines.

         o Stationary Bikes - StairMaster offers both an upright and recumbent stationary exercise bike for home use. These products feature cordless operation and variable resistance workouts.

NEW PRODUCT DEVELOPMENT AND INNOVATION

         We continue to emphasize the expansion and diversification of our product development capabilities in health and fitness products. New product development is a focal point of our company. We develop new products either from internally generated ideas or by acquiring or licensing patented technology from outside inventors and then enhancing the technology.

         In recent years, successful new product introductions and extensions have included the Nautilus Sleep Systems, the Nitro commercial line of strength equipment, and new Nautilus selectorized home gym and free weight equipment.

         Our research and development competencies have been augmented through the acquisition of Schwinn Fitness and StairMaster. Schwinn Fitness possesses advanced design development and testing expertise and a state-of-the-art prototype and test facility. Schwinn Fitness has successfully developed and grown many new product categories, including both indoor group cycling and wind resistance machines sold under the Airdyne brand name. The acquisition of StairMaster has brought additional capabilities and product development in the stepper and stair climbing categories. StairMaster is widely credited with creating and growing these categories.

         Our additional research and development resources have allowed us to become fully integrated in the product development process, allowing us to take a new product from the beginning of feasibility studies straight through to production and continuing product review. This integration allows us a greater degree of control over the new product process, which will allow us to generate a higher quality product, increase our speed to market, and control our costs.

         For new direct-marketed products, we look for high-quality, high margin, and proprietary consumer products. In addition, these products should have the potential for mass consumer appeal, particularly among members of the "baby-boom" generation, who are accustomed to watching television and, in general, are likely to have higher disposable income.

         For commercial/retail fitness products, we gather and evaluate ideas from various areas, including existing and potential customers, sales and marketing, manufacturing and engineering, and we determine which ideas will be incorporated into existing products or will serve as the basis for new products. Based on these ideas, we design new or enhanced products, develop prototypes, test and modify products, develop a manufacturing plan, and finally bring products to market. The Company evaluates, designs, and develops each new or enhanced product, taking into consideration our marketing requirements, target price points, gross margin requirements and manufacturing constraints. In addition, each new or enhanced product must maintain the Nautilus, Schwinn Fitness, and StairMaster standard of quality and reputation for excellence.

         Research and development expense was $716,240, $1,186,216, and $2,229,242 for 1999, 2000, and 2001, respectively.

COMPETITION

         DIRECT PRODUCTS SEGMENT

         BOWFLEX. The market for our Bowflex products is highly competitive. Our competitors frequently introduce new and/or improved products, often accompanied by major advertising and promotional programs. We believe the principal competitive factors affecting this portion of our business are price, quality, brand name recognition, product innovation and customer service.

         We compete directly with a large number of companies that manufacture, market and distribute home fitness equipment. We also compete with the many health clubs that offer exercise and recreational facilities and, indirectly, with outdoor fitness, sporting goods and other recreational products. Our principal direct competitors include ICON Health & Fitness (through its Health Rider, NordicTrak, Image, ProForm, Weider and Weslo brands), Precor and Total Gym. Some of our competitors have greater financial and marketing resources, which may give them and their products an advantage in the marketplace.

         We believe our Bowflex line of home exercise equipment is competitive within the market for home fitness equipment based on product design, quality and performance and that our direct marketing activities are effective in distinguishing our products from the competition.

         NAUTILUS SLEEP SYSTEMS. The sleep products industry is also highly competitive, as evidenced by the wide range of products available to consumers, such as innerspring mattresses, waterbeds, futons and other air-supported mattresses. We believe market participants compete primarily on the basis of price, product quality and durability, brand name recognition, innovative features, warranties and return policies.

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

         In addition to the conventional mattress manufacturers, several manufacturers currently offer beds with firmness technology similar to our Nautilus Sleep Systems. We believe the largest manufacturer in this niche market is Select Comfort. Select Comfort offers its sleep systems through retail stores and engages in a significant amount of direct marketing, including infomercials, targeted mailings, print, radio and television advertising. Select Comfort has an established brand name supported by marketing and manufacturing resources. Select Comfort also has significantly greater experience in marketing and distributing sleep systems. We believe the market for sleep systems is large enough for both companies to be successful and that our Nautilus Sleep Systems possess features that will enable us to compete effectively. However, the intense competition in the mattress industry, both from conventional mattress manufacturers and Select Comfort, may adversely affect our efforts to market and sell our sleep systems and, consequently, may adversely affect our financial performance.

         COMMERCIAL/RETAIL SEGMENT PRODUCTS

         COMMERCIAL FITNESS EQUIPMENT. The market for commercial fitness equipment is highly competitive. Our Nautilus, Schwinn Fitness, and StairMaster products compete against the products of numerous other commercial fitness equipment companies, including Life Fitness, Cybex, Star Trac and Precor. We believe the key competitive factors in this industry include price, product quality and durability, diversity of features, financing options and warranties. Some of our competitors have greater financial resources, significantly more experience in the fitness industry, and more extensive experience manufacturing their products.

         RETAIL FITNESS EQUIPMENT. The market for retail fitness equipment is extremely competitive. Our Nautilus, Schwinn Fitness, and StairMaster retail products compete against the products of numerous domestic retail fitness equipment companies including ICON Health & Fitness (marketing products under the brand names Weslo, Health Rider, Weider, NordicTrak and ProForm), Star Trac, Life Fitness, Cybex, Fitness Quest, Bollinger Industries, and Precor. The Company's products also indirectly compete with outdoor fitness, sporting goods and other recreational products. We believe the key competitive factors in the retail fitness equipment industry include price, product quality, brand name recognition, customer service and the ability to create and develop new, innovative products. In addition, there are no significant technological, manufacturing or marketing barriers to entry into the fitness equipment markets in which we compete, even though like many companies in the industry, we have sought and received patent and trademark protection in an effort to protect our competitive position.

         We believe that our combination of high-quality products, recognized brand names, multiple distribution channels, and dependable customer service gives us the ability to compete in our current markets.

MANUFACTURING AND DISTRIBUTION

         Our primary manufacturing and distribution objectives for all of our products are to maintain product quality, reduce and control costs, maximize production flexibility and improve delivery speed. We use computerized inventory management systems to forecast our manufacturing requirements.

         Our Nautilus commercial fitness manufacturing operations are located in Virginia. These operations are vertically integrated and include such functions as metal fabrication, powder coating, upholstery and vacuum-formed plastics processes. By managing our own manufacturing operations, we can control the quality of our Nautilus commercial products, while offering commercial customers greater color specification flexibility.

         Our manufacturing operations also include a plant in Texas for Schwinn Fitness and Trimline consumer treadmills and a plant in Oklahoma for StairMaster products. By manufacturing these products in our own facilities, we ensure the highest quality control standards.

         The main components of our Bowflex products, the Power Rods, are exclusively produced in our facilities to protect our manufacturing trade secrets and to ensure the highest quality control standards. In addition, we use outside suppliers to manufacture many of our components and finished parts for our direct and retail products. Whenever possible, we attempt to use at least two suppliers to manufacture each product component in order to improve flexibility.

         Domestically, we inspect, package, and ship our products from our facilities in Washington, Virginia, Illinois, Texas, and Nevada. We rely primarily on United Parcel Service (UPS) to deliver our Bowflex and our Nautilus Sleep Systems products. We distribute our Nautilus, Schwinn Fitness retail equipment and accessories, and StairMaster retail and commercial fitness equipment from our Illinois and Oklahoma facilities using various commercial truck lines. We distribute Nautilus commercial fitness equipment from our Virginia warehouse facilities directly to customers primarily through our truck fleet. This method of distribution allows us to effectively control the set-up and inspection of equipment at the end-user's facilities.

         For international sales, we have distributors in over 50 countries, and we inspect, package and ship our products from leased facilities in Switzerland, the United Kingdom, and Germany. We also lease, on a month-to-month basis, flexible warehouse space in multiple countries in Asia and Europe devoted to international distribution of Schwinn Fitness products.

INTELLECTUAL PROPERTY

         Protecting our intellectual property is an important factor in maintaining our competitive position in the fitness and mattress industries. If we do not, or are unable to, adequately protect our intellectual property, our sales and profitability could be adversely affected. Accordingly, we have taken the following protective measures:

         o We hold 17 United States patents and have applied for three additional United States patents with respect to our Nautilus products;
         o We hold 20 United States patents and have 25 applications pending internationally with respect to our Schwinn Fitness products;
         o We hold four patents relating to our Bowflex home fitness equipment;
         o We have applied for one patent relating to our Nautilus Sleep
           Systems;
         o We have obtained United States trademark protection for various names associated with our products, including "Bowflex," "Nautilus," "Power Rod," "Bowflex Power Pro," "Motivator," "Versatrainer," "Schwinn," "Airdyne," and "Fitness Advisor";
         o We have applied for United States trademark protection for the names "Direct Focus," "Instant Comfort" and various other names and slogans associated with our products;
         o We have registered the name "Bowflex" in Canada and the European Community, and have registered or applied to register the "Nautilus" trademark in approximately 30 foreign countries;
         o We have obtained trademark protection for the "look" of our Bowflex Power Rods; and
         o We hold eight United States copyright registrations relating to our Nautilus products.

         Each federally registered trademark is renewable indefinitely if the mark is still in use at the time of renewal. We are not aware of any material claims of infringement or other challenges to our right to use our marks.

EMPLOYEES

         As of December 31, 2001, we employed 825 full-time employees, including 4 executive officers and 15 part-time employees. None of our employees are subject to any collective bargaining agreement.

ITEM 2.  PROPERTIES
-------------------

         Our corporate headquarters is located in Vancouver, Washington. It is a Company-owned 90,000 square foot facility that serves as a warehouse, production, distribution and administrative facility. We also lease a 17,000 square foot facility in Vancouver, which we use as our customer call center. We lease this property pursuant to an operating lease that expires April 30, 2002, which is subject to an optional extension period. We plan to move our entire Vancouver operation to our headquarters building in 2002.

         Our Nautilus commercial operations and our East Coast distribution centers for our direct-segment products are located in Independence, Virginia. The following Company-owned facilities are part of 54 acres of commercial real property, which were acquired in 1999 with the acquisition of Nautilus:

         o A 124,000 square foot building devoted to fabrication, finishing, assembly, plastics, upholstery, warehousing and shipping;
         o A 100,000 square foot building devoted to fabrication and Bowflex warehousing and shipping;
         o A 27,000 square foot building that houses our Nautilus engineering, prototyping, customer service and administrative operations; and

         o A 9,000 square foot administrative and product display building.

         In 2001, we purchased a 29,500 square foot building in Independence devoted to used commercial equipment sales and warehousing. In addition to the purchase, we leased, with the option to buy, an 86,000 square foot building in Independence to serve as our East Coast distribution center for Nautilus Sleep System products. We purchased this building in January 2002 for approximately $600,000.

         We also have a distribution center in Las Vegas, Nevada. We originally leased 93,000 square feet, for which the lease expires November 30, 2002. We distribute direct segment products from this facility. In 2001, we leased an additional 40,000 square feet of space adjacent to the original facility to be devoted as the West Coast distribution center for Nautilus retail fitness equipment. The lease for the additional space expired January 31, 2002. Nautilus retail fitness products are now distributed from our facility in Bolingbrook, Illinois.

         In 2000, we purchased approximately 19.5 acres of land in Las Vegas for $1.1 million. We may build a distribution, warehouse and administrative facility on the land.

         Additional facilities occupied in 2001 through the acquisition of Schwinn Fitness are as follows:

         o A leased 139,000 square foot building in Bolingbrook devoted to Schwinn and Nautilus Fitness product warehousing and distribution;
         o An owned 62,000 square foot building in Tyler, Texas devoted to manufacturing and distribution of treadmills;
         o A leased 40,000 square foot building in Boulder that serves as the Schwinn and Nautilus Fitness warehouse, production, testing, distribution and administrative facility;
         o 3,800 square feet of leased office space in Boulder devoted to research and development administration;
         o A leased 11,280 square foot building in Freibourg, Switzerland devoted to international distribution; and
         o A leased 6,300 square foot building in Givisiez, Switzerland devoted to international sales and administration.

         In addition to the acquired facilities, we lease, on a month-to-month basis, flexible warehouse space in multiple countries in Asia and Europe devoted to international distribution of Schwinn Fitness products.

         On March 1, 2002, we purchased an 85,000 square foot building in Boulder for $6 million. This facility will be used for Schwinn Fitness corporate offices, warehouse storage, production, testing, and distribution. The new building will replace the leased facilities in Boulder described above.

         Our acquisition of StairMaster in 2002 added leased facilities in Tulsa, Oklahoma; Bothell, Washington; Milton Keynes, England; and Bergisch Gladbach, Germany.

         In general, our properties are well maintained, adequate and suitable for their purposes, and we believe these properties will meet our operational needs for the foreseeable future. If we require additional warehouse or office space, we believe we will be able to obtain such space on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         In the normal course of business, the Company is a party to various legal claims, actions and complaints. Although it is not possible to predict with certainty whether the Company will ultimately be successful in any of these legal matters, or what the impact might be, the Company believes that disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

MARKET PRICE OF OUR COMMON STOCK

         Since May 4, 1999, our common stock has been listed for trading exclusively on The Nasdaq National Market System under the symbol DFXI. The following table summarizes the high and low closing prices for each period indicated, adjusted to reflect the three-for-two stock splits effective August 2000, January 2001 and August 2001:

                                         HIGH           LOW
                                      ----------    ----------
             2000
             Quarter 1...........      $   8.89     $    6.45
             Quarter 2...........         14.52          7.97
             Quarter 3...........         18.11         12.11
             Quarter 4...........         20.67         14.14

             2001
             Quarter 1...........         21.42         12.39
             Quarter 2...........         31.67         15.97
             Quarter 3...........         33.34         17.11
             Quarter 4...........      $  31.46     $   19.95

         As of March 1, 2002, 35,012,932 shares of our common stock were issued and outstanding and held by 14,611 beneficial shareholders.

         Payment of any future dividends is at the discretion of our board of directors, which considers various factors, such as our financial condition, operating results, current and anticipated cash needs and expansion plans. Our credit lines do not restrict the payment of dividends. To date, we have never declared or paid any cash dividends on our common stock and we do not presently intend to declare any cash dividends in the near future. Instead, we intend to retain and direct any future earnings to fund our anticipated expansion and growth.
                                       21

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
-------  ------------------------------------

         The selected consolidated financial data presented below for each year in the five-year period ended December 31, 2001 have been derived from our audited financial statements. The data presented below should be read in conjunction with our financial statements and notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

IN THOUSANDS
(EXCEPT PER SHARE AMOUNTS)            1997         1998         1999         2000         2001
--------------------------------   ----------   ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS DATA
Net sales                          $   21,546   $   63,171   $  133,079   $  223,927   $  363,862
Cost of sales                           6,774       18,316       46,483       75,573      140,699
                                   ----------   ----------   ----------   ----------   ----------
   Gross profit                        14,772       44,855       86,596      148,354      223,164

Operating expenses:
   Selling and marketing                9,600       22,643       44,630       73,510       99,814
   General and administrative             975        1,701        4,237        8,804       15,574
   Royalties                              581        1,623        2,897        4,979        7,363
   Litigation settlement                    -            -        4,000            -            -
     Total operating expenses      ----------   ----------   ----------   ----------   ----------
                                       11,156       25,967       55,764       87,293      122,751
                                   ----------   ----------   ----------   ----------   ----------
Operating income                        3,616       18,888       30,832       61,061      100,413

Other income (expense):
   Interest income                        119          527        1,003        3,632        4,024
   Other-net                              (88)        (228)           3          347          381
                                   ----------   ----------   ----------   ----------   ----------
     Total other income                    31          305        1,006        3,979        4,405
                                   ----------   ----------   ----------   ----------   ----------
Income before income taxes              3,647       19,193       31,838       65,040      104,818
Income tax expense                      1,226        6,708       11,495       23,414       38,235
                                   ----------   ----------   ----------   ----------   ----------
Net income                         $    2,421   $   12,485   $   20,343   $   41,626   $   66,583
                                   ==========   ==========   ==========   ==========   ==========
Basic earnings per share *         $     0.08   $     0.39   $     0.59   $     1.18   $     1.89
Diluted earnings per share*        $     0.07   $     0.38   $     0.58   $     1.15   $     1.85

Basic shares outstanding *             30,330       31,511       34,309       35,288       35,184
Diluted shares outstanding *           32,099       32,825       35,185       35,997       35,966

BALANCE SHEET DATA
Cash and short-term investments    $    4,790   $   18,911   $   35,703   $   77,181   $   51,709
Working capital                         4,100       15,682       38,209       72,520       84,366
Total assets                            7,922       24,373       67,310      117,126      193,904
Stockholders' equity                    4,592       17,651       53,031       92,867      147,414

*Reflects the three-for-two stock splits effective August 2000, January 2001 and August 2001

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

CRITICAL ACCOUNTING POLICIES

         We have identified the most critical accounting principles upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to warranty reserves, sales return reserves, and the allowance for doubtful accounts.

         WARRANTY RESERVES

         The costs for product warranties included in our warranty reserve are for the cost to manufacture (raw materials, labor and overhead) or purchase warranty parts from our suppliers and the cost to ship those parts to our customers. In addition, the cost of a technician to install a warranted part on our manufactured commercial equipment is also included.

         The warranty reserve is based on past historical experience with each product. A warranty reserve is established for new products based on historical experience with similar products, adjusted for any technological advances in manufacturing or materials used. Thorough testing of new products in the development stage helps to identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing limit our exposure to warranty claims. We track all warranty claims by part and reason for claim in order to identify any potential warranty trends.

         If our quality control efforts were to fail in detecting a fault in one of our products, we could experience increased warranty claims resulting in increasing the warranty reserve, which could have a significant impact on current and future financial position, results of operations and cash flows.

         SALES RETURN RESERVES

         The sales return reserve is based on past historical experience of product returns during the trial period in which a customer can return a product for the full purchase price, less shipping and handling. The trial period for Bowflex products is 45 days and, for our Nautilus Sleep Systems, 90 days. Trial periods are not offered on our other product lines. We track all product returns in order to identify any potential customer satisfaction trends. Our return reserve may be sensitive to a change in our customers' ability to pay during the trial period due to unforeseen economic circumstances and to different product introductions that might fulfill the customers' needs at a perceived better value. In such cases, we could experience increased sales returns resulting in increasing the return reserve, which could have a significant impact on current and future financial position, results of operations and cash flows.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The allowance for doubtful accounts reserve is based on past historical experience adjusted for any known uncollectible amounts. We periodically review the creditworthiness of our customers to help ensure collectability. Our allowance is sensitive to changes in our customer's ability to pay due to unforeseen changes in the economy, including the bankruptcy of a major customer, our efforts to actively pursue collections, and increases in chargebacks. Any major change in the aforementioned factors may result in increasing the allowance for doubtful accounts, which could have a significant impact on current and future financial position, results of operations and cash flows.

RESULTS OF OPERATIONS

         This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

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

         The following table presents certain financial data as a percentage of net sales:

                                              Year Ended December 31,
                                     -----------------------------------------
                                          1999          2000          2001
                                     -------------  ------------  ------------
STATEMENT OF OPERATIONS DATA

Net sales........................           100.0%        100.0%        100.0%
Cost of sales....................             34.9          33.7          38.7
                                     -------------  ------------  ------------
Gross profit.....................             65.1          66.3          61.3

Operating expenses
    Selling and marketing........             33.5          32.8          27.4
    General and administrative...              3.2           3.9           4.3
    Royalties....................              2.2           2.2           2.0
    Litigation settlement........              3.0             -             -
                                     -------------  ------------  ------------
Total operating expenses.........             41.9          38.9          33.7
Operating income.................             23.2          27.4          27.6
Other income.....................              0.7           1.6           1.2
                                     -------------  ------------  ------------
Income before income taxes.......             23.9          29.0          28.8
Income tax expense...............              8.6          10.5          10.5
                                     -------------  ------------  ------------

Net income.......................            15.3%         18.6%         18.3%
                                     =============  ============  ============

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

         NET SALES

         Net sales grew by 62.5% to $363.9 million in 2001 from $223.9 million in 2000. Sales were driven by the growth in our direct-marketing business and the continued expansion into the commercial and retail market segments. In 2001, we capitalized on favorable advertising costs and availability to increase the consumer awareness of our Bowflex and Nautilus Sleep System product lines. Meanwhile, we have continued to expand our market share in the commercial and retail products segment, where we have grown the Nautilus brand and successfully integrated the acquisition of the Schwinn Fitness business.

         Sales in our direct segment are comprised primarily of sales of our Bowflex product line; however, as the Nautilus Sleep Systems product line continues to grow, it is also becoming an increasingly important component of our direct business. Sales within our direct products segment were $292.5 million in 2001, an increase of 47.7% over the prior year. Our direct segment accounted for 80.4% of our aggregate net sales in 2001, down from 88.5% in 2000, as we continued our strategy of diversification into the commercial and retail products segments.

         Sales within our commercial and retail products segment were $71.3 million in 2001, an increase of 176.2% over 2000. Our commercial and retail segment now accounts for 19.6% of our net sales, up from 11.5% in 2000 as we continued to execute our strategy of expanding our presence, product lines and brands across all our channels and especially within the commercial and retail products segment. In 2002, with a full year of results from Schwinn and with the acquisition of StairMaster, we expect our commercial and retail segment to continue to grow as a percentage of our net sales.

         Our direct-marketing business is largely dependent upon national cable television advertising. We have found that second quarter influences on television viewership, such as the broadcast of national network season finales and seasonal weather factors, cause our spot television commercials on national cable television to be marginally less effective in the second quarter than in other periods of the year. We believe that sales within our commercial and retail products segment will be considerably lower in the second quarter of the year compared to the other quarters. Our strongest commercial/retail products quarter should be the fourth quarter, followed by the first and third quarters. We believe the principle reason for this trend is the commercial and retail fitness industry's preparation for the impact of New Year's fitness resolutions and seasonal weather patterns related to colder winter months.

GROSS PROFIT

         Gross profits continued to be strong, growing 50.4% to $223.2 million in 2001, from $148.4 million in the same period a year ago. However, due to our product diversification strategy, which has increased sales in the commercial and retail segment and due to the inherent lower margins in that segment, our overall gross profit margin decreased 5.0% to 61.3% in 2001, from 66.3% in 2000. We expect this trend to continue as we further expand in the commercial and retail segments of the market.

         The gross profit margin within our direct products segment was 69.8% in 2001 and 70.2% in 2000. Gross margins on our Bowflex product line continue to be very strong. We also outsource all non-proprietary manufacturing through established overseas production. The decrease in gross margins within our commercial and retail products segment to 26.4% in 2001, compared with 36.2% in 2000, was largely due to the Schwinn Fitness acquisition and higher research and development expenditures for the Nautilus retail fitness products. Schwinn's manufactured treadmill inventory was subject to purchase accounting guidelines that required step-up basis adjustments, negatively affecting our gross profit margins. Research and development costs increased 83.3% to $2.2 million in 2001 from $1.2 million in 2000.

OPERATING EXPENSES

         SELLING AND MARKETING

         Selling and marketing expenses grew to $99.8 million in 2001 from $73.5 million in the same period a year ago, an increase of 35.8%. This increase in selling and marketing expenses resulted primarily from the expansion of our direct marketing campaign for Bowflex products and Nautilus Sleep Systems and variable costs associated with our sales growth.

         As a percentage of net sales, overall selling and marketing expenses decreased to 27.4% in 2001 from 32.8% in 2000. The decrease was a result of our planned product diversification efforts leading to a higher proportion of commercial and retail product sales. We benefited from the increased availability of advertising time and the reduction of advertising rates due to the dramatic reduction of dot.com media spending coupled with the economic downturn. Selling and marketing expenses within our direct products segment were 31.3% of net sales in 2001, compared to 33.9% in 2000. Overall, we expect that our selling and marketing expenses will increase in real dollar terms, but not as a percentage of net sales, as we continue to expand our Bowflex and Nautilus Sleep Systems direct-marketing campaign and expand our product diversification efforts in the commercial and retail segment.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses grew to $15.6 million in 2001 from $8.8 million in 2000, an increase of 76.9%. Our direct-marketing business accounted for $4.0 million of the increase, due primarily to increased staffing and infrastructure expenses necessary to support our growth. Our commercial and retail operations accounted for the remaining increase primarily due to our product diversification strategy. As a percentage of net sales, general and administrative expenses increased to 4.3% in 2001 from 3.9% in 2000. We believe that our general and administrative expenses will increase in future periods in real dollar terms, and increase marginally as a percentage of sales.

         ROYALTY

         Royalty expense grew to $7.4 million in 2001 from $5.0 million in 2000, an increase of 47.9%. Both our direct and commercial/retail segments have several royalty agreements. The increase in our royalty expenses is primarily attributable to the increased sales of our Bowflex products, along with sales of other products under royalty agreements which have been added as part of our diversification strategy. Our royalty expenses will increase if sales of our Bowflex products continue to increase and as we sell recently acquired products which have royalty agreements associated with them.

OTHER INCOME

         In 2001, other income was $4.4 million compared to $4.0 million for 2000. The small increase resulted primarily from an increase in interest earned on invested cash and cash equivalents due to the effect of higher invested cash amounts offset by considerable interest rate cuts by the Federal Reserve Bank in 2001. Interest income should be lower in future periods due to the lower rate environment and the use of cash to acquire Schwinn Fitness and StairMaster.

INCOME TAX EXPENSE

         Income tax expense increased by $14.8 million for 2001 primarily due to the growth in our income before taxes. The increase in our effective tax rate from 36.0% in 2000 to 36.5% in 2001 is due to state income tax issues relating to our commercial and retail business. We expect our income tax expense to increase in line with our growth in income before taxes.

NET INCOME

         For the reasons discussed above, net income grew to $66.6 million in 2001 from $41.6 million in 2000, an increase of 60.0%. Not only were we able to maintain a higher sales growth rate, but we also complemented that with a control on our expenses, which grew only marginally as a percentage of sales from 2000. Higher sales, coupled with controlling our expenses, translated into strong net income growth in 2001.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

NET SALES

         Net sales in 2000 grew by 68.3% to $223.9 million from $133.1 million in 1999. Our Bowflex line of products continued to exhibit strong growth and was the primary reason for the strong sales growth in 2000. This was also enhanced by the full integration of Nautilus within our business. New products provided momentum to our sales, primarily in the direct products segment through the Nautilus Sleep

Systems, as well as in the commercial and retail products segment due to the addition of Nautilus Nitro commercial equipment and a line of Nautilus-branded retail products and home gyms.

         Sales within our direct business segment increased substantially by 75.3% over prior year levels and accounted for $198.1 million, or 88.5% of our net sales in 2000, compared with $113.0 million or 84.9% in 1999 of our net sales.

         Net sales within our commercial and retail products segment also continued to show growth, increased by 28.6% over 1999 and accounted for $25.8 million, or 11.5% of our net sales in 2000 as we embarked on expanding our market share and reach in this segment of the market.

GROSS PROFIT

         Gross profit grew 71.3% to $148.4 million in 2000, from $86.6 million in 1999. Our gross profit margin increased 1.2% to 66.3% in 2000, from 65.1% in 1999. This increase was mainly attributable to the growth of direct product sales due to the launch of the Nautilus Sleep System and the growth in Bowflex revenues enhanced by strong eCommerce sales. The margin within our direct products segment was 70.2% in 2000, while there was a 36.2% margin within our commercial and retail products segment for 2000.

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

         As a percentage of net sales, selling and marketing expenses decreased by 0.7% in 2000 to 32.8%, compared to 33.5% in 1999. Selling and marketing expenses within our direct products segment were 33.9% of net sales in 2000 compared to 35.2% in 1999. Selling and marketing expenses within our commercial and retail business traditionally have been a lower percentage of net sales than we have experienced in direct marketing and were $6.4 million in 2000 compared with $5.1 million in 1999.

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

         ROYALTY

         Royalty expense grew to $5.0 million in 2000 from $2.9 million in 1999, an increase of 71.9%. The increase in our royalty expense is attributable to increased sales of our Bowflex products in 2000, plus new royalty agreements related to our product diversification strategy.

OTHER INCOME

         In 2000, other income increased to $4.0 million from $1.0 million in 1999. The $3.0 million increase resulted primarily from interest earned on invested cash and cash equivalents.

INCOME TAX EXPENSE

         Income tax expense increased by $11.9 million in 2000 compared to 1999.

NET INCOME

         For the reasons discussed above, net income increased 104.6 % to $41.6 million in 2000 compared to $20.3 million in 1999. As a percentage of net sales, our net income was markedly higher in 2000 at 18.6%, compared with 15.3% in 1999.

QUARTERLY RESULTS OF OPERATIONS

         The following table presents our operating results for each of the eight quarters in the period ended December 31, 2001. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read together with our audited financial statements and the related notes. These operating results are not necessarily indicative of the results of any future period. Given our acquisition strategy, we expect heightened seasonality in our business. We expect sales in the second quarter to be weakest while the first and fourth quarter should be our strongest. The fourth quarter should be stronger than the first quarter.

                                              QUARTER ENDED
                                      (In thousands, except per share)
                                      --------------------------------

                         March 31    June 30   September 30   December 31     Total
                         --------   --------   ------------   -----------   ---------
Fiscal 2001:
  Net sales              $ 74,855   $ 75,010     $ 88,702       $125,295    $ 363,862
  Gross profit             49,551     49,237       55,691         68,685      223,164
  Operating income         21,534     21,532       25,196         32,151      100,413

  Net income               14,739     14,550       16,764         20,530       66,583

  Earnings per share
    Basic *                   .41        .41          .48            .59         1.89
    Diluted *                 .41        .40          .46            .57         1.85

Fiscal 2000:
  Net sales              $ 47,333   $ 48,132     $ 57,834       $ 70,628    $ 223,927
  Gross profit             32,149     31,190       39,063         45,952      148,354
  Operating income         13,359     11,814       16,261         19,625       61,060

  Net income                8,918      8,167       11,082         13,459       41,626

  Earnings per share
    Basic *                   .25        .23          .31            .39         1.18
    Diluted *                 .25        .23          .31            .37         1.15

* Reflects the three-for-two stock splits effective August 2000, January 2001 and August 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have financed our growth and acquisitions primarily from cash generated by our operating activities. During 2001, our operating activities generated approximately $66.9 million in net cash, which contributed to an aggregate $35.6 million balance in cash and cash equivalents and $16.1 million of short-term investments, compared with $52.8 million and $20.8 million net cash generated by our operating activities in 2000 and 1999, respectively.

         Net cash used in our investing activities increased substantially in 2001 to $94.3 million, from $8.7 million in 2000 and $18.6 million in 1999. This was primarily due to the acquisition of Schwinn Fitness and net purchase of short-term investments.

         Net cash used in financing activities increased to $14.0 million from $2.6 million in 2000, compared with net cash generated from financing activities in 1999 of $14.5 million. In 1999, cash was largely generated by our public offering in the United States, while increased use of funds for stock repurchases during 2001 resulted in the increase in net cash used. In January 2001, our Board of Directors authorized management to repurchase up to $20 million of the Company's common stock in open-market transactions, with the terms of the purchases to be determined by management based on market conditions. In 2001, the Company used $16.3 million of the authorized $20 million to repurchase shares. A $10 million repurchase program was approved in October 2001 by the Board of Directors and the remaining balance of the $20 million repurchase program was terminated. As of January 31, 2002, the $10 million repurchase authorization had expired unused.

         Despite the drop in the balance of cash and cash equivalents from $77.2 million as of December 31, 2000 to $35.6 million as of December 31, 2001, our cash flow position remains very strong. The decrease last year was primarily due to the $69.8 million paid to acquire Schwinn Fitness, the purchase of short-term investments of $16.1 million, and the repurchase of $16.3 million of the Company's stock, part of which was offset by cash generated from operations.

         Our working capital needs have increased marginally as we continue to implement our growth strategy. Working capital in 2001, 2000 and 1999 was $84.4 million, $72.5 million and $38.2 million, respectively. We anticipate that our working capital requirements will increase going forward as a result of us growing our commercial and retail segment through our acquisition strategy and internal growth. We also expect to materially increase our cash expenditures on spot commercials and infomercials as we expand the direct marketing campaigns for our Bowflex products and Nautilus Sleep Systems.

         We maintain a $10 million line of credit with US Bank National Association. The line of credit is secured by certain assets and contains two financial covenants. As of the date of this filing, we are in compliance with the covenants applicable to the line of credit and there is no outstanding balance under the line.

         As of December 31, 2001, the Company had no contractual capital obligations or commercial commitments other than operating leases, which are described in Note 8 of the Notes to Consolidated Financial Statements.

         On February 8, 2002, the Company paid approximately $26.1 million to acquire StairMaster Sports/Medical Products, Inc., as described in Note 17 of the Notes to consolidated Financial Statements. The Company used cash generated from operations to finance the acquisition.

         We believe our existing cash balances, combined with our line of credit, will be sufficient to meet our capital requirements for at least the next 12 months.

INFLATION AND PRICE INCREASES

         Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our results of operations, cash flows or our financial position. However, increases in inflation over historical levels or uncertainty in the general economy could decrease discretionary consumer spending for products like ours. Very little of our revenue growth is attributable to price increases.

RISKS AND UNCERTAINTIES

         While management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating our growth outlook.

A SIGNIFICANT DECLINE IN CONSUMER INTEREST IN BOWFLEX PRODUCTS WOULD SHARPLY DIMINISH OUR SALES AND PROFITABILITY.

         Our financial performance depends significantly on sales of our Bowflex line of home fitness equipment. During 2001, approximately 68% of our net sales were attributable to our Bowflex products. Accordingly, any significant decline in consumer interest in our Bowflex products could significantly reduce our sales and profitability. Sales of our Bowflex line could significantly decline if, for example, a competing product were effectively marketed and resulted in significant consumer purchases or if the market demand for our Bowflex line were to become saturated. Although we are working to diversify our revenue base, we anticipate that sales of our Bowflex product line will continue to account for a substantial portion of our net sales for the foreseeable future.

OUR SALES COULD DECLINE SIGNIFICANTLY UPON THE EXPIRATION OF THE PRINCIPAL PATENT ON OUR BOWFLEX POWER RODS ON APRIL 27, 2004.

         Although our Bowflex trademark is protected as long as we continuously use the trademark, the patent on our Bowflex Power Rods, a key component of our Bowflex products, expires on April 27, 2004. This patent expiration could trigger the introduction of similar products by competitors and result in a significant decline in our sales and revenues.

NEW PRODUCT DEVELOPMENT IS AN ESSENTIAL COMPONENT OF OUR GROWTH STRATEGY; AN INABILITY TO SUCCESSFULLY DEVELOP NEW PRODUCTS COULD NEGATIVELY IMPACT OUR FUTURE PROFITABILITY.

         Our future success depends on our ability to develop or acquire the rights to, and then effectively market and sell, new products that create and respond to new and evolving consumer demands. Accordingly, our net sales and profitability may be harmed if we are unable to develop, or acquire the rights to, new and different products that satisfy our marketing criteria. In addition, any new products that we market may not generate sufficient net sales or profits to recoup their development or acquisition cost.

         We also may not be able to successfully acquire intellectual property rights or potentially prevent others from claiming that we have violated their proprietary right when we launch new products. We could incur substantial costs in defending against such claims, even if they are without basis, and we could become subject to judgments requiring us to pay substantial damages.

WE ARE A RAPIDLY GROWING COMPANY; OUR FAILURE TO PROPERLY MANAGE GROWTH MAY ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

         We have grown significantly in recent years, with an increase in net sales from $9.2 million in 1996 to $363.9 million in 2001. Our organic growth has been complemented by acquisitions of Schwinn Fitness in September 2001 and StairMaster in February 2002. Our rapid growth and recent acquisitions may strain our management team, production facilities, information systems and other resources. In addition, we may be unable to effectively allocate our existing and future resources to our various businesses while maintaining our focus on our core competencies. We cannot assure you that we will succeed in effectively managing our existing operations or our anticipated growth, which could adversely affect our financial performance.

IF WE ARE UNABLE TO EFFECTIVELY INTEGRATE NEWLY ACQUIRED BUSINESSES, SUCH AS STAIRMASTER, INTO OUR OPERATIONS, WE MAY NOT ACHIEVE ANTICIPATED REVENUE, EARNINGS AND BUSINESS SYNERGIES.

         We face significant challenges in integrating acquired businesses, including recently acquired StairMaster, into our operations, particularly with respect to corporate cultures and management teams. Failure to successfully effect the integration could adversely impact the revenue, earnings and business synergies we expect from the acquisition. In addition, the process of integrating acquired businesses may be disruptive to our operations and may cause an interruption of, or a loss of momentum in, our core business.

         Our future integration efforts may be jeopardized, and our actual return on investment from such acquisitions may be lower than anticipated, as a result of various factors, including the following:

         o Challenges in the successful integration of the products, services or personnel of the acquired business into our operations;

         o Loss of employees or customers that are key to the acquired business;

         o Time and money spent by our management team focusing on the integration, which could distract it from our core operations;

         o Our potential lack of experience in markets of the acquired businesses;

         o Possible inconsistencies in standards, controls, procedures and policies among the combined companies and the need to implement our company financial, accounting, information and other systems; and

         o The need to coordinate geographically diverse operations.

UNFAVORABLE ECONOMIC CONDITIONS COULD CAUSE A DECLINE IN CONSUMER SPENDING AND ACCORDINGLY HINDER OUR PRODUCT SALES.

         The success of each of our products depends substantially on the amount of discretionary funds available to consumers and their purchasing preferences. Economic and political uncertainties could continue to adversely impact the U.S. and international economic environment. Although our revenues have not been adversely impacted by the current economic slowdown to date, a continued decline in economic conditions could further depress consumer spending, especially discretionary spending for premium priced products like ours. These poor economic conditions could in turn lead to substantial decreases in our sales and revenues.

A SIGNIFICANT DECLINE IN AVAILABILITY OF MEDIA TIME AND A MARKED INCREASE IN ADVERTISING RATES MAY HINDER OUR ABILITY TO EFFECTIVELY MARKET OUR PRODUCTS AND MAY REDUCE PROFITABILITY.

         We depend primarily on 60-second "spot" television commercials and 30-minute television "infomercials" to market and sell our direct-marketed products. Consequently, a marked increase in the price we must pay for our preferred media time or a reduction in its availability may adversely impact our financial performance.

WE DEPEND ON A SINGLE CONSUMER FINANCE COMPANY TO PROVIDE FINANCING PACKAGES TO OUR CUSTOMERS; A DETERIORATION OF THE CONSUMER FINANCE MARKET OR FAILURE BY THE FINANCE COMPANY TO PROVIDE FINANCING TO OUR CUSTOMERS COULD NEGATIVELY IMPACT SALES OF OUR DIRECT-MARKETED PRODUCTS.

         In purchasing our products, approximately 41% of our direct-marketed customers utilize convenient financing packages provided by an independent finance company. We believe that convenient consumer financing is an important tool in our direct marketing efforts and induces many of our customers to make purchases when they otherwise would not. We facilitate the availability of convenient financing to our customers in order to increase our sales. Consumers may be less likely to purchase our products if the consumer finance market were to deteriorate so that financing is less available or less convenient to our customers. In addition, we currently utilize the services of a single consumer finance company. Although we believe we could enter into similar arrangements with other provides if needed, a failure by the current provider to adequately service our customers could temporarily disrupt sales.

OUR FAILURE OR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD SIGNIFICANTLY HARM OUR COMPETITIVE POSITION.

         Protecting our intellectual property is an essential factor in maintaining our competitive position in the fitness and health industries. If we do not or are unable to adequately protect our intellectual property, our sales and profitability could be adversely affected. We currently hold a number of patents and trademarks and have several patent and trademark applications pending. However, our efforts to protect our proprietary rights may be inadequate and applicable laws provide only limited protection.

A DETERIORATION IN PRODUCT QUALITY OR INCREASE IN PRODUCT LIABILITY COULD ADVERSELY AFFECT OUR BUSINESS.

         We rely on third party manufacturers for a significant portion of our product components and we may not be able to consistently control the quality of such components. Any material increase in the quantity of products returned by our customers for purchase-price refunds could adversely affect revenues. In addition, we are subject to potential product liability claims if our products injure, or allegedly injure, our customers or other users. Our financial performance could be affected if our warranty reserves are inadequate to cover warranty claims on our products. We could become liable for significant monetary damages if our product liability insurance coverage and reserves fail to cover future product liability claims.

GOVERNMENT REGULATORY ACTIONS COULD DISRUPT OUR DIRECT MARKETING EFFORTS AND PRODUCT SALES.

         Various federal, state and local government authorities, including the Federal Trade Commission and the Consumer Products Safety Commission, regulate our direct marketing efforts and products. Our sales and profitability could be significantly harmed if any of these authorities commence a regulatory enforcement action that interrupts our direct marketing efforts or results in a product recall.

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

         The Company adopted SFAS No. 141, "Business Combinations," effective July 1, 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets are to be tested periodically for impairment and written down to their fair market value as necessary. The Company adopted the provisions of this statement effective September 20, 2001 as a result of the Schwinn Fitness acquisition, the effect of which is to not amortize the goodwill recorded as part of this acquisition but to annually test it for impairment.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 becomes effective for the Company's fiscal year beginning January 1, 2002. The Company is evaluating SFAS No. 144 and has not yet determined the impact of adoption on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

FOREIGN EXCHANGE RISK

         The Company is exposed to foreign exchange risk to the extent of fluctuations in the Euro, the Swiss Franc, German Mark and the British Pound. Based on the relative size of the Company's foreign operations, management believes that its exposure to foreign exchange risk is not material and that any possible near-term changes in the related exchange rates would not have a material impact on the Company's financial position, results of operations or cash flows.

INTEREST RATE RISK

         The Company has financed its growth through cash generated from operations. At December 31, 2001, the Company had no outstanding borrowings and was not subject to any interest rate risk.

         The Company invests in liquid debt instruments purchased with maturity dates of less than one year. Due to the short-term nature of those investments, management believes that any possible near-term changes in related interest rates would have not have a material impact on the Company's financial position, results of operations, or cash flows.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA
---------------------------------------------------------------------------

Index to Consolidated Financial Statements                                  Page
                                                                            ----
Independent Auditors' Report                                                 35

Consolidated Balance Sheets as of December 31, 2000 and 2001                 36

Consolidated Statements of Income for the years ended December
  31, 1999, 2000, and 2001                                                   37

Consolidated Statements of Stockholders' Equity and Comprehensive
  Income for the years ended December 31, 1999, 2000, and 2001               38

Consolidated Statements of Cash Flows for the years ended December
  31, 1999, 2000, and 2001                                                   39

Notes to Consolidated Financial Statements                                   41

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
of Direct Focus, Inc.:

         We have audited the accompanying consolidated balance sheets of Direct Focus, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Direct Focus, Inc. and subsidiaries at December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Portland, Oregon
January 21, 2002 (February 8, 2002 as to Note 17)

                               DIRECT FOCUS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          December 31,           December 31,
                                                                             2000                    2001
                                                                         -------------          -------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                $  77,181,064          $  35,638,944
Short-term investments, at amortized cost                                         --               16,069,691
Trade receivables (less allowance for doubtful accounts of:
    $352,279 and $2,064,139 in 2000 and 2001)                                4,941,286             24,858,295
Inventories, net                                                            12,653,117             45,516,207
Prepaid expenses and other current assets                                      591,453              2,006,623
Notes receivable                                                                  --                2,671,838
Current deferred tax asset                                                     950,363              1,425,190
                                                                         -------------          -------------

         Total current assets                                               96,317,283            128,186,788
                                                                         -------------          -------------

PROPERTY, PLANT AND EQUIPMENT, NET                                          16,668,884             25,228,130

OTHER ASSETS                                                                 4,140,277             40,489,574
                                                                         -------------          -------------

TOTAL ASSETS                                                             $ 117,126,444          $ 193,904,492
                                                                         =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                         $  12,335,776          $  25,255,352
  Accrued liabilities                                                        5,344,225             10,888,442
  Income taxes payable                                                       2,542,967              4,792,170
  Royalty payable to stockholders                                            1,481,886              1,885,186
  Customer deposits                                                          2,092,611                999,759
                                                                         -------------          -------------

               Total current liabilities                                    23,797,465             43,820,909
                                                                         -------------          -------------

LONG-TERM DEFERRED TAX LIABILITY                                               462,004              2,669,540

COMMITMENTS AND CONTINGENCIES (Notes 8 and 15)

STOCKHOLDERS' EQUITY:
  Common stock - authorized, 75,000,000 shares of no par value;
    issued and outstanding, 2000: 35,317,773 shares, 2001:
    34,954,790 shares                                                       16,812,476              4,900,241
  Retained earnings                                                         76,054,499            142,637,163
  Accumulated other comprehensive loss                                            --                 (123,361)
                                                                         -------------          -------------

               Total stockholders' equity                                   92,866,975            147,414,043
                                                                         -------------          -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 117,126,444          $ 193,904,492
                                                                         =============          =============

See notes to consolidated financial statements.

                               DIRECT FOCUS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                                         1999           2000           2001
                                    ------------   ------------   ------------

NET SALES                           $133,078,513   $223,927,365   $363,862,384

COST OF SALES                         46,482,613     75,573,619    140,698,578
                                    ------------   ------------   ------------

               Gross profit           86,595,900    148,353,746    223,163,806
                                    ------------   ------------   ------------

OPERATING EXPENSES:
Selling and marketing                 44,629,825     73,509,675     99,813,812
General and administrative             4,236,804      8,804,446     15,573,667
Royalties                              2,897,278      4,979,287      7,363,067
Litigation settlement                  4,000,000              -              -
                                    ------------   ------------   ------------

        Total operating expenses      55,763,907     87,293,408    122,750,546

                                    ------------   ------------   ------------

OPERATING INCOME                      30,831,993     61,060,338    100,413,260
                                    ------------   ------------   ------------

OTHER INCOME (EXPENSE):
Interest income                        1,003,586      3,631,993      4,024,095
Other, net                                 2,737        347,175        380,623
                                    ------------   ------------   ------------

        Total other income, net        1,006,323      3,979,168      4,404,718
                                    ------------   ------------   ------------

INCOME BEFORE INCOME TAXES            31,838,316     65,039,506    104,817,978

INCOME TAX EXPENSE                    11,495,425     23,413,412     38,235,314
                                    ------------   ------------   ------------

NET INCOME                          $ 20,342,891   $ 41,626,094   $ 66,582,664
                                    ============   ============   ============

BASIC EARNINGS PER SHARE            $       0.59   $       1.18   $       1.89
                                    ============   ============   ============

DILUTED EARNINGS PER SHARE          $       0.58   $       1.15   $       1.85
                                    ============   ============   ============

Basic shares outstanding              34,308,957     35,287,604     35,183,632
Diluted shares outstanding            35,185,077     35,997,366     35,966,038

See notes to consolidated financial statements.

                               DIRECT FOCUS, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                                                                                                   Accumulated
                                                                                                      Other
                                                          Common Stock                            Comprehensive
                                                     Shares           Amount    Retained Earning      Loss              Total
                                                -------------    -------------    -------------   -------------    -------------
BALANCES, JANUARY 1, 1999                          31,888,767    $   3,565,628    $  14,085,514   $           -    $  17,651,142

Net income                                                  -                -       20,342,891               -       20,342,891
Public offering                                     3,290,625       17,937,691                -               -       17,937,691
Options exercised                                     782,411          300,482                -               -          300,482
Stock repurchased                                    (712,800)      (3,698,793)               -               -       (3,698,793)
Tax benefit of exercise of nonqualified
   Options                                                  -          497,412                -               -          497,412
                                                -------------    -------------    -------------   -------------    -------------

BALANCES, DECEMBER 31, 1999                        35,249,003       18,602,420       34,428,405               -       53,030,825
                                                =============    =============    =============   =============    =============

Net income                                                  -                -       41,626,094               -       41,626,094
Options exercised                                     486,302          622,236                -               -          622,236
Stock repurchased                                    (417,531)      (3,252,043)               -               -       (3,252,043)
Tax benefit of exercise of nonqualified
   Options                                                  -          839,863                -               -          839,863
                                                -------------    -------------    -------------   -------------    -------------

BALANCES, DECEMBER 31, 2000                        35,317,773       16,812,476       76,054,499               -       92,866,975
                                                =============    =============    =============   =============    =============

Net income                                                  -                -       66,582,664               -       66,582,664
Cumulative translation adjustment                           -                -                -        (123,361)        (123,361)
                                                                                                                   -------------
   Comprehensive income                                                                                               66,459,303
Shares issued                                          11,213          250,000                -               -          250,000
Options exercised                                     567,563        2,270,226                -               -        2,270,226
Stock repurchased                                    (941,759)     (16,309,486)               -               -      (16,309,486)
Tax benefit of exercise of nonqualified
   Options                                                  -        1,877,025                -               -        1,877,025
                                                -------------    -------------    -------------   -------------    -------------

BALANCES, DECEMBER 31, 2001                        34,954,790    $   4,900,241    $ 142,637,163   $    (123,361)   $ 147,414,043
                                                =============    =============    =============   =============    =============

See notes to consolidated financial statements

                               DIRECT FOCUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                                                                    1999                   2000                   2001
                                                                ------------           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ 20,342,891           $ 41,626,094           $ 66,582,664

Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                   1,183,412              2,874,101              3,620,954
   Loss on equipment disposal                                          1,262                  4,504                212,713
   Tax benefit of exercise of nonqualified options                   497,412                839,863              1,877,025
   Deferred income taxes                                            (484,448)               144,945              1,732,709
   Changes in assets and liabilities, net of the
          effect of acquisitions:
     Trade receivables                                            (1,519,116)              (197,073)           (10,107,949)
     Inventories                                                  (3,448,750)            (3,485,563)           (14,005,616)
     Prepaid expenses and other current assets                    (1,377,336)             1,272,498               (481,841)
     Trade payables                                                2,001,235              6,464,407             12,013,031
     Income taxes payable                                          1,672,461                365,731              2,145,862
     Accrued liabilities and royalty payable to
        Stockholders                                                 988,414              1,881,008              4,379,916
     Customer deposits                                               948,811                994,863             (1,092,852)
                                                                ------------           ------------           ------------

   Net cash provided by operating activities                      20,806,248             52,785,378             66,876,616
                                                                ------------           ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                     (1,929,137)            (8,761,526)            (5,716,348)
   Proceeds from sale of property, plant and equip                   159,238                 97,067                  3,000
   Additions to other assets                                        (167,935)               (13,505)                41,976
   Acquisition cost of Nautilus                                  (16,615,012)                  --                     --
   Acquisition cost of Schwinn                                          --                     --              (69,843,214)
   Purchase of short-term investments                                   --                     --              (37,132,771)
   Proceeds from sales and maturities of short-term
      investments                                                       --                     --               21,063,080
   Issuance of notes receivable                                         --                     --               (2,671,838)

                                                                ------------           ------------           ------------

Net cash used in investing activities                            (18,552,846)            (8,677,964)           (94,256,115)

                                                                ------------           ------------           ------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Proceeds from public offering                                  17,937,691                   --                     --
   Funds used for stock repurchase                                (3,698,793)            (3,252,043)           (16,309,486)
   Proceeds from exercise of stock options                           300,482                622,236              2,270,226
                                                                ------------           ------------           ------------

   Net cash provided by (used in) financing activities            14,539,380             (2,629,807)           (14,039,260)
                                                                ------------           ------------           ------------

Effect of exchange rate changes                                         --                     --                 (123,361)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                  16,792,782             41,477,607            (41,542,120)

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                                                 18,910,675             35,703,457             77,181,064
                                                                ============           ============           ============

CASH AND CASH EQUIVALENTS,
END OF YEAR                                                     $ 35,703,457           $ 77,181,064           $ 35,638,944
                                                                ============           ============           ============

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid for income taxes                                         9,835,000             21,907,800             32,400,000

Supplemental disclosure of other non-cash
  investing activities:
Champion purchase option paid by stock                                  --                     --                  250,000


See notes to consolidated financial statements

                               DIRECT FOCUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Direct Focus Inc. (the "Company," a Washington corporation) is a leading marketer, developer and manufacturer of branded health and fitness products sold under such well-known brands as Nautilus, Bowflex, Schwinn and StairMaster. These products are distributed through well established direct to consumer, commercial and retail channels. Our consumer and commercial fitness equipment products include a full line of cardiovascular and weight resistance products such as home gyms, free weight equipment, treadmills, stationary bikes, steppers and ellipticals. Our healthy lifestyle products also include a line of advanced sleep systems and nutritional products. As a result of the acquisition of the Fitness Division of Schwinn/GT Corp. ("Schwinn Fitness") in September 2001, the Company incorporated the Nautilus/Schwinn Fitness Group, Inc., DF Hebb Industries, Inc., Schwinn Fitness International SA, Schwinn Holdings International SA, and Schwinn Fitness SA, which include commercial and retail cardio fitness equipment and accessories, into the commercial/retail segment of the business.

         CONSOLIDATION

         The consolidated financial statements of the Company include Direct Focus, Inc., Nautilus HPS, Inc., Nautilus, Inc., DFI Properties, LLC, BFI Advertising, Inc., DFI Sales, Inc., Nautilus/Schwinn Fitness Group, Inc., DF Hebb Industries, Inc., Schwinn Fitness International SA, Schwinn Holdings International SA, Schwinn Fitness SA and Nautilus Fitness Products, Inc. All inter-company transactions have been eliminated in the preparation of the consolidated financial statements.

         The accounts of foreign operations are measured using the local currency as the functional currency. These accounts are translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and the average exchange rate during the period for the results of operations. Translation adjustments are accumulated as a separate component of equity and comprehensive income.

         USE OF ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to warranty reserves, sales return reserves, and allowance for doubtful accounts.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash on hand, cash deposited with banks and financial institutions and highly liquid debt instruments purchased with maturity dates of three months or less at the date of acquisition. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

         SHORT-TERM INVESTMENTS

         Debt securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Short-term investments in debt securities are classified as held-to-maturity and valued at amortized cost with gains and losses recognized upon the sale of the security.

         INVENTORIES

         Inventories are stated at the lower of average cost or market.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

         Management reviews the investment in long-lived assets for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. There have been no such events or circumstances in each of the three years in the period ended December 31, 2001. If there were an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows were less than the carrying amount of the assets, an impairment loss would be recognized to write down the assets to their estimated fair value.

         OTHER ASSETS

         Other assets consist of license agreements, patents and trademarks and goodwill. Amortization is computed using the straight-line method over estimated useful lives of three to twenty years. Accumulated amortization was $510,374 and $833,565 at December 31, 2000 and 2001, respectively.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets are to be tested periodically for impairment and written down to their far market value as necessary. The Company adopted the provisions of this statement effective September 20, 2001 as a result of the Schwinn acquisition, the effect of which is to not amortize the goodwill recorded as part of this acquisition but to annually test it for impairment.

         REVENUE RECOGNITION

         For all of the Company's products, except Nautilus commercial equipment, revenue from product sales is recognized at the time of shipment. Revenue is recognized upon installation for the Nautilus commercial equipment if the Company is responsible for installation.

         WARRANTY COSTS

         The Company's warranty policy provides for coverage for defects in material and workmanship. Warranty periods on the Company's products range from two years to limited lifetime on the Bowflex lines of fitness products and twenty years on sleep systems. The Nautilus commercial line of fitness products includes a lifetime warranty on the structural frame, welded moving parts and weight stacks, a 120-day warranty on upholstery and padded items, and a one-year warranty on all other parts. The Nautilus and Schwinn Fitness commercial and retail line of fitness products includes lifetime warranty on the frame and structural parts, a six month to three year warranty on parts, labor, electronics, upholstery, grips and cables, and a five year warranty on motors. Warranty costs are estimated based on the Company's experience and are charged to cost of sales as sales are recognized or as such estimates change.

         RESEARCH AND DEVELOPMENT

         Internal research and development costs are expensed as incurred and included in cost of sales. Third party research and development costs are expensed when the contracted work has been performed. Research and development expense was $716,240, $1,186,216 and $2,229,242 for 1999, 2000 and 2001,
respectively.

         ADVERTISING

         The Company expenses all advertising costs as incurred. Advertising expense was $27,698,564, $47,264,904, and $63,581,847 for 1999, 2000, and 2001,
respectively.

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

         STOCK-BASED COMPENSATION

         The Company continues to measure compensation expense for its stock-based employee compensation plans using the method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company provides pro forma disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied in measuring compensation expense. See Note 9.

         COMPREHENSIVE INCOME

         Comprehensive income is defined as net income as adjusted for changes to equity resulting from events other than net income or transactions related to an entity's capital structure. Comprehensive income equals net income for the years ended December 31, 1999 and 2000.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of the Company's cash and cash equivalents, short-term investments, trade receivables, trade payables, royalty payable to stockholders, and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments.

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

         The Company adopted SFAS No. 141, "Business Combinations," effective July 1, 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting.

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

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 becomes effective for the Company's fiscal year beginning January 1, 2002. The Company is evaluating SFAS No. 144 and has not yet determined the impact of adoption on its financial position or results of operations.

         RECLASSIFICATIONS

         Certain amounts from 1999 and 2000 have been reclassified to conform to the 2001 presentation.

2.       OPERATING SEGMENTS

         The Company's operating segments include its direct products segment that includes all products marketed directly to consumers through a variety of direct marketing channels. The Bowflex line of fitness equipment and the Nautilus Sleep Systems are the principal products in the Company's direct products segment. The other operating segment is the commercial and retail products segment, which includes products and operations that are not direct marketed to consumers. Products in this segment include Nautilus and Schwinn commercial and retail fitness equipment and accessories. Accounting policies used by the segments are the same as those disclosed in Note 1.

         The following table presents information about the Company's two operating segments (in thousands):


                                                                      Commercial and
                                                Direct Products      Retail Products          Total
                                               ------------------- --------------------- -----------------

YEAR ENDED DECEMBER 31, 2001
   Revenues from external customers               $   292,539         $    71,323           $   363,862
   Interest income                                      3,980                  44                 4,024
   Depreciation and amortization expense                2,256               1,365                 3,621
   Income tax expense                                  36,166               2,069                38,235
   Segment net income                                  62,908               3,675                66,583

   Segment assets                                      87,264             106,640               193,904
   Additions to property, plant and equipment           5,266                 450                 5,716

YEAR ENDED DECEMBER 31, 2000
   Revenues from external customers                $  198,107          $   25,820            $  223,927
   Interest income                                      3,630                   2                 3,632
   Depreciation and amortization expense                2,068                 806                 2,874
   Income tax expense                                  22,883                 530                23,413
   Segment net income                                  40,684                 942                41,626
   Segment assets                                      95,815              21,311               117,126
   Additions to property, plant and equipment           8,237                 525                 8,762

YEAR ENDED DECEMBER 31, 1999
   Revenues from external customers                $  113,004          $   20,075            $  133,079
   Interest income                                      1,002                   2                 1,004
   Depreciation and amortization expense                  565                 618                 1,183
   Income tax expense                                  11,084                 411                11,495
   Segment net income                                  19,715                 628                20,343
   Segment assets                                      47,753              19,557                67,310
   Additions to property, plant and equipment           1,379                 550                 1,929

3.       ACQUISITION OF SCHWINN

         Effective September 20, 2001, the Company acquired the accounts receivable, inventories, fixed assets, certain intangible assets and all assets and liabilities of the foreign subsidiaries of the Fitness Division ("Schwinn Fitness") of Schwinn/GT Corp. and its affiliates for a cash purchase price of approximately $69.8 million, including acquisition costs of $ 4.2 million. Schwinn Fitness was acquired through a bankruptcy auction in the United States Bankruptcy Court for the District of Colorado, which auction was completed on September 12, 2001. The Company's bid for Schwinn Fitness was submitted as part of a $151 million bid with Pacific Cycle, LLC, which was awarded the right to purchase Schwinn/GT Corp.'s cycling division through the Chapter 11 proceeding. Schwinn/GT Corp. filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code on July 16, 2001.

         The acquired assets include plant, equipment and other property used to manufacture, assemble, distribute and sell fitness equipment, including treadmills, upright stationary bicycles, recumbent stationary bicycles, elliptical machines and stair-climbing machines. The Company intends to continue to use the acquired assets for these purposes.

         The purchase price for Schwinn Fitness was determined in the court auction. The Company's bid was formulated on the basis of historical and projected financial performance, which resulted in goodwill that has been recorded in the Commercial/Retail segment along with the acquired assets and liabilities. The Company financed the acquisition from cash-on-hand. In accordance with the Asset Purchase Agreement by and among the Company and Schwinn, the purchase price based on the formula set forth in the Asset Purchase Agreement was finalized in January 2002.

         The Company has determined that the intangible asset associated with the Schwinn Fitness acquisition (a trademark valued at $6.8 million) has an indefinite useful life. However, as the expected use and cash flows from the trademark is expected to be approximately 20 years, the Company will amortize the trademark using the straight-line method over this period. The Company will evaluate the remaining useful life of the trademark that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization or if the asset should be tested for impairment.

         The total cost of the acquisition has been allocated to the assets acquired and liabilities assumed as follows:

         Trade receivables                               $   9,809,060
         Inventories                                        18,857,474
         Prepaid and other current assets                      933,329
         Property, plant and equipment                       6,356,374
         Other assets                                           39,479
         Trademark                                           6,800,000
         Goodwill                                           29,624,985
         Liabilities assumed                                (2,577,487)
                                                         -------------
         Total acquisition cost                          $  69,843,214
                                                         =============


         The results and operations subsequent to the date of acquisition are included in the consolidated statements of the Company.

         The unaudited pro forma financial information below for the year ended December 31, 2001 and 2000 were prepared as if the transaction had occurred at the beginning of the respective year (in thousands, except per share data):

                                                    YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                  2000                 2001
                                             -------------       --------------
         Revenue                              $  322,199          $   429,186
         Net income                               49,566               66,838
         Basic earnings per share                   1.41                 1.90
         Diluted earnings per share                 1.38                 1.86

         The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the respective year, nor does it purport to indicate the results of future operations of the Company.

4.       INVENTORIES

         Inventories at December 31 consisted of the following:

                                            2000                2001
                                        ------------        ------------
Finished goods......................    $  8,093,919        $ 34,861,800
Work in process.....................       1,160,647           1,148,066
Parts and components................       3,398,551           9,506,341
                                        ------------        ------------

Total inventories...................    $ 12,653,117        $ 45,516,207
                                        ============        =============

5.       PROPERTY, PLANT AND EQUIPMENT

         Details of property, plant and equipment are summarized as follows at December 31:

                                       Estimated
                                      Useful Life
                                      (in years)        2000           2001
                                      -----------   ------------   ------------
Land .................................        N/A   $  1,718,495   $  1,779,795
Buildings and improvements ...........       31.5      9,636,774     11,785,435
Computer equipment ...................        2-5      5,179,365     10,088,243
Production equipment .................          5      2,778,679      6,567,368
Furniture and fixtures ...............          5        915,040      1,463,741
Automobiles ..........................          7         53,000        348,825
                                                    ------------   ------------

Total property, plant and equipment ..                20,281,353     32,033,407

Accumulated depreciation .............                (3,612,469)    (6,805,277)
                                                    ------------   ------------

Property, plant and equipment, net ...              $ 16,668,884   $ 25,228,130
                                                    ============   ============


6.       OTHER ASSETS

         Details of other assets are summarized as follows at December 31:

                                                        2000            2001
                                                   ------------    ------------
Trademarks and patents ........................    $  4,594,927    $ 11,394,928
Goodwill ......................................               -      29,624,985
Other assets ..................................          55,724         303,226
                                                   ------------    ------------

   Total other assets .........................       4,650,651      41,323,139

Accumulated amortization ......................        (510,374)       (833,565)
                                                   ------------    ------------

   Other assets, net ..........................    $  4,140,277    $ 40,489,574
                                                   ============    ============

         The goodwill is part of our commercial/retail segment.


7.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following at December 31:

                                                       2000             2001
                                                   ------------    ------------

Accrued payroll................................    $  3,178,847    $  4,852,398
Accrued warranty expense.......................         447,194       2,413,267
Sales return reserve...........................       1,307,000       2,100,000
Accrued other..................................         411,184       1,522,777
                                                   ------------    ------------

   Total accrued liabilities...................    $  5,344,225    $ 10,888,442
                                                   ============    ============

8.       COMMITMENTS AND CONTINGENCIES

         LINES OF CREDIT

         The Company has a line of credit for $10 million with a bank. The line is secured by the Company's general assets, and interest is payable on outstanding borrowings under the line at the bank's prime rate (4.5% at December 31, 2001). There were no outstanding borrowings on the line of credit at December 31, 2001.

         OPERATING LEASES

         The Company leases its Vancouver, Washington call center facility under an operating lease, which expires April 30, 2002. We plan to move our entire Vancouver operation to our headquarters building in 2002.

         Since December 1999, the Company has leased a distribution center in Las Vegas, Nevada to service the Southwestern United States. This operating lease expires November 30, 2002.

         Nautilus HPS, Inc. leases trucks and trailers and other equipment used in the Nautilus commercial business. These leases expire over various terms through December 2002.

         Leased facilities were acquired in 2001 due to the acquisition of the Fitness Division of Schwinn/GT Corp. We lease sales and administrative office space in various properties in Boulder, Colorado. All but one of these leases are month-to-month with no defined future commitment. Due to the purchase of the new 85,000 square foot facility on March 1, 2002, for $6 million, all previous Boulder facility leases will be canceled. The only exception is the 40,000 square foot facility that carries a lease term through November 30, 2003, which we intend to sublease through the remaining lease term once we move into the new facility. We also lease manufacturing and distribution facilities in Bolingbrook, Illinois, and Tyler, Texas. Additionally, we lease sales and administrative office space in Givisiez, Switzerland and warehouse space in Fribourg, Switzerland. These leases expire over various terms through November 30, 2003.

         In addition to the acquired facilities, the Fitness Division leases, on a month-to-month basis flexible warehouse space in multiple countries in Asia and Europe devoted to international distribution.

         In general, our properties are well maintained, adequate and suitable for their purposes, and we believe these properties will meet our operational needs for the foreseeable future. If we require additional warehouse or office space, we believe we will be able to obtain such space on commercially reasonable terms.

         Rent expense under all leases was $664,922 in 1999, $473,920 in 2000, and $937,078 in 2001.

         OBLIGATIONS

         Future minimum lease payments under the operating leases for the years ending December 31 are as follows:

         2002..........................................    $ 1,151,528
         2003..........................................        527,461
                                                           ------------
         Total minimum lease payments..................    $ 1,678,989
                                                           ============

9.       STOCK OPTIONS

         The Company's stock-based compensation plan was adopted in June 1995. The Company can issue both nonqualified stock options to the Company's officers, directors and employees, and incentive stock options to the Company's employees. The plan was amended in June 2000 so the Company may grant options for up to 7,958,118 shares of common stock. At December 31, 2001, 2,377,954 shares are available for future issuance under the plan. The plan is administered by the Company's Board of Directors which determines the terms and conditions of the various grants awarded under these plans. Stock options granted generally have an exercise price equal to the closing market price of the Company's stock on the day before the date of grant, and vesting periods vary by option granted, generally no longer than four years. If compensation cost on stock options granted under these plans had been determined based on the fair value of the options consistent with that described in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 1999, 2000 and 2001.

                                                        1999                2000                2001
                                                   --------------      --------------      --------------
Net income, as reported .....................      $   20,342,891      $   41,626,094      $   66,582,664

Net income, pro forma .......................          19,958,204          40,500,561          64,340,210

Basic earnings per share, as reported .......      $         0.59      $         1.18      $         1.89
Basic earnings per share, pro forma .........      $         0.58      $         1.15      $         1.83

Diluted earnings per share, as reported .....      $         0.58      $         1.15      $         1.85
Diluted earnings per share, pro forma .......      $         0.57      $         1.13      $         1.79

         The pro forma amounts may not be indicative of the effects on reported net income for future years due to the effect of options vesting over a period of years and the granting of stock compensation awards in future years.

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants in 1999, 2000 and 2001:

                                                           1999                2000                2001
                                                    -------------------- ------------------ -------------------
         Granted option vesting                      All as scheduled     All as scheduled     All as scheduled
         Dividend yield                                    None                None                None
         Risk-free interest rate                           6.4%                5.0%                4.4%
         Expected volatility                                60%                 51%                 67%
         Expected option lives                            5 years             5 years            5 years

         Weighted-average fair value of options
             granted                                    $2,000,003          $4,564,198          $8,128,933

         A summary of the status of the Company's stock option plans as of December 31, 1999, 2000 and 2001, and changes during the years ended on those dates is presented below.

                                                             1999                   2000                         2001
                                                    ---------------------  -------------------------   -------------------------
                                                                 Weighted                 Weighted                    Weighted
                                                                 Average                   Average                    Average
                                                                 Exercise                 Exercise                    Exercise
                                                      Shares      Price      Shares         Price        Shares        Price
                                                    ----------    ------   ----------    -----------   ----------    -----------
Outstanding at beginning of year ................    1,858,337    $  .71    1,576,596    $     2.67     1,694,195    $     8.59
Granted .........................................      572,670      5.99      805,275         12.43       691,650         19.50
Forfeited or cancelled ..........................      (72,001)     3.17     (201,375)         5.98       (91,901)        16.73
Exercised .......................................     (782,410)     0.39     (486,301)         1.28      (567,563)         4.00
                                                    ----------    ------   ----------    -----------   ----------    -----------

Outstanding at end of year ......................    1,576,596    $ 2.67    1,694,195    $     8.59     1,726,381    $    12.79
                                                    ==========    ======   ==========    ===========   ==========    ===========

Options exercisable at end of year ..............      723,945                648,507                     540,345
                                                    ==========             ==========                  ==========

         The following table summarizes information about stock options outstanding as of December 31, 2001:

                                                            Options Outstanding                     Options Exercisable
                                                            -------------------                     -------------------
                                                                   Average        Weighted        Number          Weighted
                                                                  Remaining       Average           of            Average
                                                    Number       Contractual      Exercise        Shares          Exercise
          RANGE OF EXERCISE PRICES              Outstanding      Life (Years)       Price       Exercisable        Price
          ------------------------              -----------      ------------       -----       -----------        -----
               $0.24 - $6.98                      585,060             2.2          $ 4.51         417,442        $ 3.75
              $13.56 - $13.78                     691,921             3.7           13.64         102,653         13.56
              $16.06 - $23.02                     279,900             4.3           20.63          20,250         16.06
              $24.28 - $30.42                     169,500             4.7           25.01               -             -
--------------------------------------------  -----------------  ------------- --------------  -------------- -------------
               $0.24 - $30.42                   1,726,381             3.4          $12.79         540,345        $ 6.07
                                              =================  ============= ==============  ============== =============

10.      INCOME TAXES

           The Company realizes income tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial statement purposes, any reduction in income tax obligations as a result of these tax benefits is credited to common stock.

         The provision for (benefit from) income taxes consists of the following for the three years ended December 31, 2001:

                                          1999               2000              2001
                                      ------------       ------------      ------------
Current:
   Federal .....................      $ 11,634,863       $ 22,535,917      $ 34,516,381
   State .......................           345,010            732,550         1,986,224
                                      ------------       ------------      ------------
        Total current ..........        11,979,873         23,268,467        36,502,605
                                      ------------       ------------      ------------
Deferred:
   Federal .....................          (484,448)           144,945         1,706,171
   State .......................              --                 --              26,538
                                      ------------       ------------      ------------
        Total deferred .........          (484,448)           144,945         1,732,709
                                      ------------       ------------      ------------

 Total Provision ...............      $ 11,495,425       $ 23,413,412      $ 38,235,314
                                      ============       ============      ============

         The components of the net deferred tax asset (liability) at December 31, 2000 and 2001 are as follows:

                                                             2000              2001
                                                         -----------       -----------
Current:
   Assets:
          Accrued vacation ........................      $   132,725       $   166,249
          Allowance for doubtful accounts .........           94,742           112,005
          Inventory reserve .......................          148,959           166,239
          Uniform capitalization ..................          102,882            87,886
          Accrued reserves ........................          560,927         1,128,180
          Customer deposits .......................           52,128              --
          Other ...................................             --             124,975

   Liabilities:
      Prepaid advertising .........................             --            (210,137)
      Other prepaids ..............................         (142,000)         (150,207)
                                                         -----------       -----------
   Net current deferred tax asset .................      $   950,363       $ 1,425,190
                                                         ===========       ===========

Noncurrent
   Liabilities:
      Depreciation ................................         (462,004)      $(2,669,540)
                                                         -----------       -----------
   Net long-term deferred tax liability ...........      $  (462,004)      $(2,669,540)
                                                         ===========       ===========


         A reconciliation of the statutory income tax rate with the Company's effective income tax rate is as follows:

                                                           2000         2001
                                                       ------------ -----------
      Federal......................................       35.00%      35.00%
      State........................................        1.13%       1.89%
      Other........................................       (.13)%      (.41)%
                                                       ------------ -----------
         Total.....................................       36.00%      36.48%
                                                       ============ ===========

11.      EARNINGS PER SHARE

         The per share amounts are based on the weighted average number of basic and dilutive common equivalent shares assumed to be outstanding during the period of computation. Net income for the calculation of both basic and diluted earnings per share is the same for all periods.

         The calculation of weighted average outstanding shares is as follows:

                                                                 Average Shares
                                                ------------------------------------------------
                                                    1999              2000              2001
                                                ------------      ------------      ------------
Basic shares outstanding .................        34,308,957        35,287,604        35,183,632
Dilutive effect of stock options .........           876,120           709,762           782,406
                                                ------------      ------------      ------------
Diluted shares outstanding ...............        35,185,077        35,997,366        35,966,038
                                                ============      ============      ============

12.      STOCK REPURCHASE PROGRAM

         Four times during fiscal 2000, the Board of Directors authorized the expenditure of up to $8 million to purchase shares of Direct Focus, Inc. common stock in open market transactions. During the year ended December 31, 2000, the Company repurchased a total of 417,531 shares of common stock in open market transactions for an aggregate purchase price of $3.3 million. All authorizations had expired at December 31, 2000.

         Three times during fiscal 2001, the Board of Directors authorized the expenditure of up to $20 million to purchase shares of Direct Focus, Inc. common stock in open market transactions. In October 2001, the Board of Directors authorized a $10 million repurchase program extending through January 31, 2002 and the remaining balance of the $20 million repurchase program was terminated. During the year ended December 31, 2001, the Company repurchased a total of 941,759 shares of common stock in open market transactions for an aggregate purchase price of $16.3 million.

13.      STOCK SPLITS

         On June 26, 2000, the Board of Directors approved a three-for-two stock split in the form of a share dividend, payable to the Company's stockholders of record as of July 31, 2000. Shares resulting from the split were distributed by the transfer agent on August 14, 2000. On December 8, 2000, the Board of Directors approved another three-for-two stock split payable to Company stockholders of record as of January 2, 2001 with a payment date of January 15, 2001. On July 13, 2001, the Board of Directors approved another three-for-two stock split in the form of a share dividend, payable August 13, 2001 to the Company's stockholders of record as of August 2, 2001. All share and per-share numbers contained herein reflect these stock splits.

14.      RELATED-PARTY TRANSACTIONS

         The Company incurred royalty expense under an agreement with a stockholder of the Company of $2,815,116 in 1999, $4,837,212 in 2000, and $6,786,211 in 2001, of which $1,481,886 and $1,885,186 was payable at December
31, 2000 and 2001, respectively. In addition to the royalty agreement, the stockholder has separately negotiated an agreement dated June 18, 1992, when the Company was privately held, between the stockholder and the Company's Chief Executive Officer and a former Director of the Company, whereby the stockholder agreed to pay each twenty percent of the royalty amount paid to him.

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

16.      EMPLOYEE BENEFIT PLAN

         The Company adopted a 401(k) profit sharing plan in 1999 covering all employees over the age of 18. The plan was amended in 2000 to allow for immediate eligibility in the plan. Each participant in the 401(k) plan may contribute up to 20% of eligible compensation during any calendar year, subject to certain limitations. The 401(k) plan provides for Company matching contributions of up to 50% of the first 6% of eligible contributions made by participants who have one year of service. In addition, the Company may make discretionary contributions. Employees are 100% vested in the matching and discretionary contributions after four years of service. Expense for the plan was $103,793, $134,669, and $224,806 for the years ended December 31, 1999,
2000, and 2001, respectively.

17.      ACQUISITION OF STAIRMASTER

         Effective February 8, 2002, the Company acquired the accounts receivable, inventories, fixed assets, certain intangible assets and all assets and liabilities of the foreign subsidiaries of StairMaster Sports/Medical, Inc. ("StairMaster") and its affiliates for a cash purchase price of approximately $26.1 million, including acquisition costs. StairMaster was acquired through a bankruptcy auction in the United States Bankruptcy Court for the Western District of Washington, which auction was completed on January 17, 2002.

         The acquired assets include property, plant, equipment and other property used to manufacture, assemble, distribute and sell fitness equipment, including steppers, stepmills, treadmills and exercise bicycles. The Company intends to continue to use the acquired assets for these purposes.

         The purchase price for StairMaster was determined in the court auction. The Company's bid was formulated on the basis of historical and projected financial performance. The Company financed the acquisition from cash-on-hand. In accordance with the Asset Purchase Agreement by and among the Company and StairMaster, the purchase price based on the formula set forth in the Asset Purchase Agreement should be finalized in the second quarter of 2002.

         The Company has determined that the intangible asset associated with the StairMaster acquisition (a trademark valued at $6.2 million) has an indefinite useful life and thus will not be amortized. The Company will evaluate the remaining useful life of the trademark each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization or if the asset should be tested for impairment.

         The total cost of the acquisition has preliminarily been allocated to the assets acquired and liabilities assumed as follows:

         Trade receivables                           $    8,421,618
         Inventories                                      6,689,414
         Property, plant and equipment                    5,250,079
         Other assets                                       309,887
         Trademark                                        6,200,000
         Goodwill                                         2,438,792
         Liabilities assumed                             (3,252,010)
                                                     --------------

         Total acquisition cost                      $   26,057,780
                                                     ==============

         The unaudited pro forma financial information below for the year ended December 31, 2001 and 2000 were prepared as if the transaction had occurred on January 1, 2000 (in thousands, except per share data):

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                           2000        2001
                                                           ----        ----
                Revenue                                $310,801    $433,366
                Net income                               43,802      41,624
                Basic earnings per share                   1.24        1.18
                Diluted earnings per share                 1.22        1.16

         The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the respective year, nor does it purport to indicate the results of future operations of the Company.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
--------------------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------
None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

         The information required by this item is included under the captions "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," respectively, in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

         The information required by this item is included under the caption "EXECUTIVE COMPENSATION" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         The information required by this item is included under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         The information required by this item is included under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(A)(1)   FINANCIAL STATEMENTS

         See the Consolidated Financial Statements in Item 8.

(A)(2)   FINANCIAL STATEMENT SCHEDULE

                                DIRECT FOCUS, INC.
                                   Schedule II
                        Valuation and Qualifying Accounts
                       Three years ended December 31, 2001
                                 (in thousands)

                                    Balance at  Charged to            Balance at
                                    Beginning   Costs and               End of
             Description            of Period    Expenses  Deductions   Period
---------------------------------  ------------ ---------- ---------- ----------

Allowance for doubtful accounts:
1999.............................    40,000       264,727       -        304,727
2000.............................   304,727        47,552       -        352,279
2001.............................   352,279     1,711,860       -      2,064,139

Inventory reserves
1999.............................    50,000       255,951       -        305,951
2000.............................   305,951       254,128       -        560,079
2001.............................   560,079     1,060,392       -      1,620,471

Sales returns and allowances:
1999.............................   600,704       186,217       -        786,921
2000.............................   786,921       520,079       -      1,307,000
2001............................. 1,307,000       793,000       -      2,100,000


         All other financial statement schedules have been omitted since they are not required, not applicable, or the information is included in the consolidated financial statements or notes thereto.

(A)(3)   EXHIBIT INDEX

         The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

EXHIBIT NO.
-----------

      2.1 Asset Purchase Agreement by and between Direct Focus, Inc. and Schwinn GT Corp., dated September 6, 2001, and purchase price
                  - Incorporated by reference to Exhibits 2.1 and 2.3(a) of the Company's Form 8-K, as filed with the Securities and Exchange Commission (the "Commission") on October 4, 2001, and Exhibits
                  99.1 - 99.9 of the Company's Form 8-K/A, as filed with the Commission on December 3, 2001.

      2.2 Asset Purchase Agreement by and between Direct Focus and StairMaster Sports/Medical Products, Inc., dated January 17, 2002 - Incorporated by reference to Exhibit 2.1 of the company's Form 8-K, as filed with the Commission on February 8, 2002.

      2.3 Amendment to the Asset Purchase Agreement by and between Direct Focus and StairMaster Sports/Medical Products, Inc., dated February 7, 2002 - Incorporated by reference to Exhibit
                  2.2 of the Company's Form 8-K, as filed with the Commission on February 8, 2002.

      3.1 Articles of Incorporation, as Amended - Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Company's Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

      3.2 Amendment to Articles of Incorporation - Incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2000, as filed with the Commission on August 10, 2000.

      3.3         Amendment to Articles of Incorporation, dated September 25,
                  2000.

      3.4         Amended and Restated Bylaws - Incorporated by reference to
                  Exhibit 3.4 of Amendment No. 2 to the Company's Registration Statement on Form S-1, as filed with the Commission on April 30, 1999.

     10.1 Direct Focus, Inc. Stock Option Plan, as amended - Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

     10.2 Amendment to Direct Focus, Inc. Stock Option Plan - Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2000, as filed with the Commission on August 10, 2000.

     10.3 Royalty Agreement, dated as of April 9, 1988, between Bow-Flex of America, Inc. and Tessema D. Shifferaw - Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

     10.4 Royalty Payment Agreement, dated as of June 18, 1992, between Tessema D. Shifferaw, Brian R. Cook and R.E. "Sandy" Wheeler - Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

     10.5 First Amended and Restated Merchant Agreement dated as of January 27, 1999, between Direct Focus, Inc. and Household Bank (SB), N.A. - Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

     10.6 Second Amended and Restated Merchant Agreement dated February 23, 2000, between Direct Focus, Inc. and Household Bank (SB), N.A.

     10.7 Trademark License Agreement by and between Pacific Direct, LLC, Nautilus, Inc., and Schwinn Acquisition, LLC - Incorporated by reference to Exhibit 2.1 of the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 2001, as filed with the Commission on November 14, 2001.

     10.8 Business Loan Agreement, dated June 15, 2001, by and between Direct Focus, Inc. and U.S. Bank National Association.

       21         Subsidiaries of Direct Focus, Inc.

       23         Consent of Deloitte & Touche LLP.

     24.1         Power of Attorney for Kirkland C. Aly.

     24.2         Power of Attorney for C. Rowland Hanson.

     24.3         Power of Attorney for Frederick T. Hull.

     24.4         Power of Attorney for Paul F. Little.

     24.5         Power of Attorney for James M. Weber.

(B)      REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed during the quarter ended December 31, 2001:

         o Form 8-K related to the acquisition of Schwinn Fitness filed on October 4, 2001.

         o Form 8-K/A related to the acquisition of Schwinn Fitness filed on December 3, 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 2002                     DIRECT FOCUS, INC.

                                          By /s/ Brian R. Cook
                                             ----------------------------------
                                             Brian R. Cook, Chairman and Chief
                                             Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2002:

Signature                                 Title

/s/ Brian R. Cook                         Chairman and Chief Executive Officer
------------------------------------      (Principal Executive Officer)
Brian R. Cook

/s/ Rod W. Rice                           Chief Financial Officer and Secretary
------------------------------------      (Principal Financial and Accounting
Rod W. Rice                                Officer)

*                                         Director
------------------------------------
Kirkland C. Aly

*                                         Director
------------------------------------
C. Rowland Hanson

*                                         Director
------------------------------------
Frederick T. Hull

*                                         Director
------------------------------------
Paul F. Little

/s/ Randal R. Potter                      Director
------------------------------------
Randal R. Potter

*                                         Director
------------------------------------
James M. Weber

* By: /s/ Rod W. Rice                     March 26, 2002
      ------------------------------
          Rod W. Rice
          ATTORNEY-IN-FACT