Form 10-K/A
period 2001-12-31
DIRECT FOCUS INC
filed 2002-04-09
CIK 1078207

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-K/A
                               (Amendment No. 1)


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

                                EXPLANATORY NOTE

Pursuant to this Form 10-K/A, the Registrant amends "Item 8. Consolidated Financial Statements and Supplementary Financial Data - Footnote 3" of Part II of its Annual Report on Form 10-K for the year ended December 31, 2001 to correct a typographical error in the amount of pro forma revenue for the year ended December 31, 2000, formerly reported as $322,199 (in thousands). This amount was previously reported correctly as $338,231 (in thousands) in the Registrant's Form 8-K/A filed on December 3, 2001. Other than the change noted above, no other changes have been made to the Form 10-K for the year ended December 31, 2001.


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

         The unaudited pro forma financial information below for the year ended December 31, 2001 and 2000 were prepared as if the transaction had occurred at the beginning of the respective year (in thousands, except per share data):


                                                    YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                  2000                 2001
                                             -------------       --------------
         Revenue                              $  338,231          $   429,186
         Net income                               49,566               66,838
         Basic earnings per share                   1.41                 1.90
         Diluted earnings per share                 1.38                 1.86


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

Date:  April 9, 2002                      DIRECT FOCUS, INC.

                                          By /s/ Brian R. Cook
                                             ----------------------------------
                                             Brian R. Cook, Chairman and Chief
                                             Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 9, 2002:

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

*                                         Director
------------------------------------
Frederick T. Hull

*                                         Director
------------------------------------
Paul F. Little

/s/ Randal R. Potter                      Director
------------------------------------
Randal R. Potter

*                                         Director
------------------------------------
James M. Weber

* By: /s/ Rod W. Rice                     April 9, 2002
      ------------------------------
          Rod W. Rice
          ATTORNEY-IN-FACT