Form 10-Q
period 2002-03-31
DIRECT FOCUS INC
filed 2002-05-15
CIK 1078207

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                        Commission file number: 000-25867



                               DIRECT FOCUS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Washington                                             94-3002667
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



                              1400 NE 136th Avenue
                           Vancouver, Washington 98684
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)



                                 (360) 694-7722
                ------------------------------------------------
                (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No  [_]

Number of shares of issuer's common stock outstanding as of May 3, 2002:
35,194,144

================================================================================

                               DIRECT FOCUS, INC.



                                      INDEX




PART I -  FINANCIAL INFORMATION                                             Page

          Item 1.  Financial Statements  (Unaudited) ......................   3

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ..........  11

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk ......................................  17



PART II - OTHER INFORMATION

          Item 5.  Other Information ......................................  18

          Item 6.  Exhibits and Reports on Form 8-K .......................  18




Signatures ................................................................  19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
                               DIRECT FOCUS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)

                                                               MARCH 31,        DECEMBER 31,
                                                                 2002               2001
                                                             ------------       ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                  $     41,858       $     35,639
  Short-term investments, at amortized cost                         9,153             16,070
  Trade receivables (less allowance for doubtful
     accounts of: 2002, $2,977 and 2001, $2,064)                   26,474             24,858
  Inventories, net                                                 60,854             45,516
  Prepaid expenses and other current assets                         4,045              2,007
  Notes receivable                                                  2,802              2,672
  Current deferred tax asset                                        1,468              1,425
                                                             ------------       ------------
       Total current assets                                       146,654            128,187
                                                             ------------       ------------

PROPERTY, PLANT AND EQUIPMENT, net                                 38,284             25,228

OTHER ASSETS, net                                                  47,504             40,490
                                                             ------------       ------------
TOTAL ASSETS                                                 $    232,442       $    193,905
                                                             ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Trade payables                                             $     25,403       $     25,256
  Accrued liabilities                                              13,146             10,888
  Income taxes payable                                             14,258              4,792
  Royalty payable to stockholders                                   2,148              1,885
  Customer deposits                                                 1,190              1,000
                                                             ------------       ------------
       Total current liabilities                                   56,145             43,821
                                                             ------------       ------------

LONG-TERM DEFERRED TAX LIABILITY                                    3,164              2,670

STOCKHOLDERS' EQUITY:
  Common stock - authorized, 75,000,000 shares of
     no par value; issued and outstanding, 2002:
     35,075,119 shares, 2001: 34,954,790 shares                     6,734              4,900
  Retained earnings                                               166,595            142,637
  Accumulated other comprehensive loss                               (196)              (123)
                                                             ------------       ------------
       Total stockholders' equity                                 173,133            147,414
                                                             ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    232,442       $    193,905
                                                             ============       ============

See notes to consolidated financial statements.

                               DIRECT FOCUS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)


                                                   THREE MONTHS ENDED MARCH 31,
                                               -----------------------------------
                                                   2002                   2001
                                               ------------           ------------
NET SALES                                      $    135,914           $     74,855

COST OF SALES                                        58,753                 25,304
                                               ------------           ------------

       Gross profit                                  77,161                 49,551
                                               ------------           ------------

OPERATING EXPENSES:
  Selling and marketing                              31,600                 23,151
  General and administrative                          6,264                  3,203
  Royalties                                           2,329                  1,663
                                               ------------           ------------

       Total operating expenses                      40,193                 28,017
                                               ------------           ------------

OPERATING INCOME                                     36,968                 21,534
                                               ------------           ------------

OTHER INCOME:
  Interest income                                       450                  1,395
  Other, net                                             19                    101
                                               ------------           ------------

       Total other income, net                          469                  1,496
                                               ------------           ------------

INCOME BEFORE INCOME TAXES                           37,437                 23,030

INCOME TAX EXPENSE                                   13,479                  8,291
                                               ------------           ------------

NET INCOME                                     $     23,958           $     14,739
                                               ============           ============

BASIC EARNINGS PER SHARE                       $       0.68           $       0.42


DILUTED EARNINGS PER SHARE                     $       0.67           $       0.41


Basic shares outstanding                         35,008,298             35,492,422

Diluted shares outstanding                       35,973,400             36,232,146

See notes to consolidated financial statements.

                               DIRECT FOCUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                               -------------------------------
                                                                                   2002               2001
                                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $     23,958       $     14,739
Adjustments to reconcile net income to net cash provided
by operating activities:
    Depreciation and amortization                                                     1,427                811
    Tax benefit of exercise of non-qualified options                                    972                169
    Deferred income taxes                                                               451                (77)
    Changes in assets and liabilities, net of the effect of acquisitions:
        Trade receivables                                                             6,786                302
        Inventories                                                                  (8,607)            (4,906)
        Prepaid expenses and other current assets                                    (1,382)               234
        Trade payables                                                                 (317)             5,519
        Income taxes payable                                                          9,466              6,180
        Accrued liabilities and royalty payable to stockholders                        (237)               632
        Customer deposits                                                               190                159
                                                                               ------------       ------------
               Net cash provided by operating activities                             32,707             23,762
                                                                               ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                           (9,143)            (1,089)
Decrease (increase) in other assets                                                      71                (14)
Acquisition cost of StairMaster, net of cash acquired                               (24,992)                --
Purchases of short-term investments                                                  (9,195)                --
Proceeds from maturities of short-term investments                                   16,112                 --
Issuance of note receivable                                                            (130)                --
                                                                               ------------       ------------
               Net cash used in investing activities                                (27,277)            (1,103)
                                                                               ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                                 862                473
Funds used for stock repurchase                                                          --             (8,478)
                                                                               ------------       ------------
               Net cash provided by (used in) financing activities                      862             (8,005)
                                                                               ------------       ------------

Effect of exchange rate changes                                                         (73)                --

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             6,219             14,654

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       35,639             77,181
                                                                               ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $     41,858       $     91,835
                                                                               ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes                                                     $      1,700       $      2,000


See notes to consolidated financial statements.

                               DIRECT FOCUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Direct Focus, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") and pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report for the fiscal year ended December 31, 2001.

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

     CONSOLIDATION - The consolidated financial statements include Direct Focus, Inc. and its subsidiaries (collectively the "Company"). All inter-company transactions and balances have been eliminated.

     SHORT-TERM INVESTMENTS - Debt securities with maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Short-term investments in debt securities are classified as held-to-maturity and valued at amortized cost with gains and losses recognized upon the sale of the security.

     RECENT ACCOUNTING PRONOUNCEMENTS - Effective July 1, 2001, the company adopted certain provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "BUSINESS COMBINATIONS," and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized but instead be tested for impairment at least annually. In connection with the adoption of SFAS No. 142 on January 1, 2002, the Company evaluated its identified intangible assets and determined that the Nautilus trademark has an indefinite useful life.

     SFAS No 142 prescribes a two-phase process for testing the impairment of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment. If impairment exists, the second phase, required to be completed by December 31, 2002, measures the impairment. The Company plans to complete the first phase by June 30, 2002, and, if necessary, the second phase by September 30, 2002.

     Statement of Financial Accounting Standards ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 was effective for the Company's fiscal year beginning January 1, 2002. The adoption of SFAS No. 144 has not had a material effect on the Company's financial position, results of operations, or cash flows.

2.   ACQUISITIONS

     Effective February 8, 2002, the Company acquired the trade receivables, inventories, fixed assets, certain intangible assets, and the foreign subsidiaries of StairMaster Sports/Medical, Inc. ("StairMaster") for a cash purchase price of approximately $25,785, including acquisition costs. StairMaster was acquired through a bankruptcy auction in the United States Bankruptcy Court for the Western District of Washington, which auction was completed on January 17, 2002.

     The acquired assets include property, plant, and equipment used to manufacture, assemble, distribute, and sell fitness equipment, including steppers, stepmills, treadmills, and exercise bicycles. The Company intends to continue to use the acquired assets for these purposes.

     The purchase price for StairMaster was determined in the court auction. The Company's bid was formulated on the basis of historical and projected financial performance, which resulted in goodwill that has been recorded in the commercial/retail segment along with the acquired assets and liabilities. The Company financed the acquisition with cash-on-hand.

     The Company has determined that the intangible asset associated with the StairMaster acquisition (a trademark valued at $6.2 million) has an indefinite useful life and thus will not be amortized. The Company will evaluate the remaining useful life of the trademark each reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization or if the asset should be tested for impairment.

     The total cost of the acquisition has been allocated to the assets acquired and liabilities assumed as follows:

     Cash and cash equivalents...................................... $     793
     Trade receivables..............................................     8,402
     Inventories....................................................     6,731
     Property, plant, and equipment.................................     5,249
     Prepaid and other current assets...............................       656
     Trademark......................................................     6,200
     Goodwill.......................................................       976
     Liabilities assumed............................................    (3,222)
                                                                     ---------
     Total acquisition cost......................................... $  25,785
                                                                     =========

     Effective September 20, 2001, the Company acquired the trade receivables, inventories, fixed assets, certain intangible assets, and the foreign subsidiaries of the Fitness Division of Schwinn/GT Corp. ("Schwinn Fitness") for a cash purchase price of approximately $69,843.

     The unaudited pro forma financial information below for the three months ended March 31, 2002 and 2001 was prepared as if the transactions involving the acquisitions of StairMaster and Schwinn Fitness had occurred on the beginning of each period presented:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                       2002             2001
                                                    ----------       ----------
     Revenue......................................  $  142,193       $  124,764
     Net income...................................      24,182           12,365
     Basic earnings per share.....................        0.69             0.35
     Diluted earnings per share...................        0.67             0.34

     The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transactions occurred at the beginning of the respective year, nor does it purport to indicate the results of future operations of the Company.


3.   INVENTORIES

     Inventories consisted of the following:
                                                     MARCH 31,        DEC. 31,
                                                       2002             2001
                                                    ----------       ----------
     Finished goods...............................  $   46,268       $   34,862
     Work in process..............................       1,431            1,148
     Parts and components.........................      13,155            9,506
                                                    ----------       ----------
     Total inventories............................  $   60,854       $   45,516
                                                    ==========       ==========

4.   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consisted of the following:

                                             ESTIMATED
                                            USEFUL LIFE   MARCH 31,    DEC. 31,
                                             (IN YEARS)     2002         2001
                                             ----------   --------     --------
     Land ...................................    N/A      $  1,986     $  1,780
     Buildings ..............................   31.5        19,405       11,785
     Computer equipment .....................    2-5        11,613       10,088
     Production equipment ...................      5        11,290        6,567
     Furniture and fixtures .................      5         1,718        1,464
     Automobiles and trucks .................      7           413          349
                                                          --------     --------
     Total property, plant, and equipment ...               46,425       32,033
     Accumulated depreciation ...............               (8,141)      (6,805)
                                                          --------     --------
     Total property, plant, and equipment, net            $ 38,284     $ 25,228
                                                          ========     ========

5.   OTHER ASSETS

     Other assets consisted of the following:
                                                     MARCH 31,        DEC. 31,
                                                       2002             2001
                                                    ----------       ----------
     Trademarks and patents.......................  $   17,595       $   11,395
     Goodwill.....................................      30,505           29,625
     Other assets.................................         328              303
                                                    ----------       ----------
     Total other assets...........................      48,428           41,323
     Accumulated amortization.....................        (924)            (833)
                                                    ----------       ----------
     Total other assets, net......................  $   47,504       $   40,490
                                                    ==========       ==========


     The Company evaluates goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstance indicated that such assets might be impaired. Intangible assets with finite useful lives are tested for impairment whenever events or changes in circumstance indicated that such assets might be impaired. The remaining useful lives of intangible assets with finite useful lives are evaluated annually to determine whether events and circumstances warrant changes in the estimated useful lives of such assets.

     As discussed in Note 1, the Company adopted SFAS No. 142 on January 1, 2002. In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows:

                                                           EARNINGS PER SHARE
                                                         ----------------------
                                            NET INCOME      BASIC      DILUTED
                                            ----------   ----------  ----------
     Net income...........................  $   14,739   $     0.42  $     0.41
     Amortization expense, net of tax.....          35         0.00        0.00
                                            ----------   ----------  ----------
     Adjusted net income..................  $   14,774   $     0.42  $     0.41
                                            ==========   ==========  ==========

     Amortization of intangible assets for the quarter ended March 31, 2002 was $91. The estimated amortization expense for the next five years is $362 per year. Such amortization will change if businesses or portions thereof are either acquired, disposed, or if changes in events or circumstances warrant the revision of estimated useful lives.

6.   ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                                     MARCH 31,        DEC. 31,
                                                       2002             2001
                                                    ----------       ----------
     Accrued warranty expense.....................  $    4,162       $    2,413
     Accrued payroll..............................       3,816            4,852
     Sales return reserve.........................       2,150            2,100
     Accrued other................................       3,018            1,523
                                                    ----------       ----------
     Total accrued liabilities....................  $   13,146       $   10,888
                                                    ==========       ==========

7.   RESEARCH AND DEVELOPMENT

     Internal research and development costs are expensed as incurred and included in cost of sales. Third party research and development costs are expensed when the contracted work has been performed.

     Research and development expense was $773 and $407 for the quarters ended March 31, 2002 and 2001, respectively.


8.   STOCK OPTIONS

     There were 120,329 options exercised at prices ranging from $1.37 to $16.06 per share during the three months ended March 31, 2002. There were 3,000 new options granted at an exercise price of $32.80 during that period. There were 7,875 options cancelled at prices ranging from $6.07 to $23.02 per share during the three months ended March 31, 2002.


9.   OPERATING SEGMENTS

     The following table presents information about the Company's two operating segments:
                                       DIRECT        COMMERCIAL/
                                      PRODUCTS     RETAIL PRODUCTS      TOTAL
                                    ------------    ------------    ------------
     PERIOD ENDED MARCH 31, 2002
       Net sales                    $     91,082    $     44,832    $    135,914
                                    ============    ============    ============
       Segment net income                 22,071           1,887          23,958
                                    ============    ============    ============

     PERIOD ENDED MARCH 31, 2001
       Net sales                    $     67,561    $      7,294    $     74,855
                                    ============    ============    ============
       Segment net income                 14,506             233          14,739
                                    ============    ============    ============

10.  EARNINGS PER SHARE

     Basic and diluted earnings per share are reconciled as follows:

                                                   MARCH 31, 2002                              MARCH 31, 2001
                                       --------------------------------------      --------------------------------------
                                                                   PER SHARE                                   PER SHARE
                                         INCOME        SHARES        AMOUNT          INCOME        SHARES        AMOUNT
                                       ----------    ----------    ----------      ----------    ----------    ----------
     Basic EPS:
        Net income                     $   23,958    35,008,298    $     0.68      $   14,739    35,492,422    $     0.42

     Effect of dilutive securities:
        Stock options                          --       965,102         (0.01)             --       739,724         (0.01)
                                       ----------    ----------    ----------      ----------    ----------    ----------
     Diluted EPS:
        Net income                     $   23,958    35,973,400    $     0.67      $   14,739    36,232,146    $     0.41
                                       ==========    ==========    ==========      ==========    ==========    ==========

11.  CONTINGENCIES

     The Company is subject to litigation, claims, and assessments in the ordinary course of business, many of which are covered in whole or in part by insurance. Management believes that any liability resulting from such matters will not have any material adverse effect on the Company's financial position, results of operations, or cash flows.


12.  SUBSEQUENT EVENTS

     On May 2, 2002, the Company announced plans to change its corporate name to The Nautilus Group, Inc. Concurrent with the name change, trading of the Company's shares will move from the Nasdaq National Market to the New York Stock Exchange ("NYSE") under the new ticker symbol "NLS." Both the name change and the move to the NYSE will take effect on May 21, 2002.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

     Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "could," "may," "will," "should," "plan," "believes," "anticipates," "estimates," "predicts," "expects," "projections," "potential," or "continue," and words of similar import, constitute "forward-looking statements." Investors are cautioned that all forward-looking statements involve risks and uncertainties, and various factors could cause actual results to differ materially from those in the forward-looking statements. From time to time and in this Form 10-Q, we may make forward-looking statements relating to our financial performance, including the following:

o    Anticipated revenues, expenses, and gross margins;
o    Seasonal patterns;
o    Expense as a percentage of revenue;
o    Anticipated earnings;
o    New product introductions; and
o    Future capital expenditures.

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

o    Government regulatory action;
o    Changes in global political, regulatory, or economic conditions; and
o Economic impacts from currency fluctuations in the Company's international operations.

     We describe certain of these and other key risk factors elsewhere in more detail in this Form 10-Q. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We undertake no obligation to update publicly any forward-looking statements to reflect new information, events, or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

STATEMENT OF OPERATIONS DATA - THREE MONTHS ENDED MARCH 31

     The following table presents certain financial data regarding our first quarter operations in 2002 and 2001, as a percentage of total revenues:

                                                   QUARTER ENDED MARCH 31,
                                                 ---------------------------
                                                    2002             2001
                                                 ----------       ----------
STATEMENT OF OPERATIONS DATA
Net sales .....................................       100.0%           100.0%
Cost of sales .................................        43.2             33.8
                                                 ----------       ----------
       Gross profit ...........................        56.8             66.2

Operating expenses
  Selling and marketing .......................        23.3             30.9
  General and administrative ..................         4.6              4.3
  Royalties ...................................         1.7              2.2
                                                 ----------       ----------
       Total operating expenses ...............        29.6             37.4

Operating income ..............................        27.2             28.8

       Other income ...........................         0.3              2.0
                                                 ----------       ----------

Income before income taxes ....................        27.5             30.8
Income tax expense ............................         9.9             11.1
                                                 ----------       ----------
Net income ....................................        17.6%            19.7%
                                                 ==========       ==========

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2002 AND MARCH 31, 2001

NET SALES

     Net sales grew by 81.6% to $135.9 million in the first quarter of 2002 from $74.9 million in the first quarter of 2001. Sales were driven by the growth in our direct-marketing business and the continued expansion into the commercial and retail market segment. Excluding our acquisitions of Schwinn Fitness and StairMaster, sales grew 35.0% on a consolidated basis compared to the same period a year ago. During the first quarter of 2002, we capitalized on favorable advertising costs and availability to increase the consumer awareness of our Bowflex and Nautilus Sleep System product lines. Meanwhile, we have continued to expand our market share in the commercial and retail products segment, where we have grown the Nautilus brand, successfully integrated the acquisition of the Schwinn Fitness business, and acquired StairMaster.

     Sales in our direct segment, which were stronger than anticipated in the quarter ended March 31, 2002, are comprised primarily of sales of our Bowflex product line; however, as the Nautilus Sleep Systems product line continues to grow, it has become an increasingly important component of our direct business. Sales within our direct products segment were $91.1 million in the first quarter of 2002, an increase of 34.8% over the first quarter of 2001. Our direct segment accounted for 67.0% of our aggregate net sales in the quarter, down from 90.3% in the first quarter of 2001, as we continued our strategy of diversification into the commercial and retail products segment.

     Demand for our new high-end "Ultimate" model exceeded our expectations in the quarter ended March 31, 2002. We believe there is still a "nesting effect" from the slower economy and events of September 11, where more people are staying at home and buying products for their home. Due to this heightened demand, we expect second quarter sales in 2002 to be higher than our record first quarter sales. In addition, we raised our expectation for annual sales growth in 2002 from 40% to approximately 60%. Approximately 61.8% of the increase in sales expectation is due to the StairMaster acquisition, while the remainder is due to greater than anticipated internal growth. Historically, the second quarter has been our slowest quarter of the year for our direct segment sales. Our direct segment business is largely dependent upon national cable television advertising. We have found that second quarter influences on television viewership, such as the broadcast of national network season finales and seasonal weather factors, cause our spot television commercials to be marginally less effective. Consumers tend to watch less television and spend more time outdoors when the weather improves, and consequently, tend to purchase less indoor fitness equipment and related products during the second quarter. We believe this year's anticipated strong second quarter, which is contrary to our historical trend of second quarter weakness, will not be experienced in the second quarter in future years.

     Sales within our commercial and retail products segment were $44.8 million in the first quarter of 2002, an increase of 513.7% over first quarter of 2001. Excluding our acquisitions of Schwinn Fitness and StairMaster, sales grew 36.7% in the commercial and retail segment. Our commercial and retail segment now accounts for 33.0% of our net sales, up from 9.7% in the first quarter of 2001 as we continued to execute our strategy of expanding our presence, product lines, and brands across all our channels, especially within the commercial and retail products segment. In 2002, with a full year of results from Schwinn Fitness and with the acquisition of StairMaster, we expect our commercial and retail segment to continue to grow as a percentage of our net sales.

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

GROSS PROFIT

     Gross profits continued to be strong, growing 55.7% to $77.2 million in the first quarter of 2002 from $49.6 million in the same period a year ago. However, due to our product diversification strategy, which has increased sales of inherently lower margin products in the commercial and retail segment, our overall gross profit margin decreased 9.4% to 56.8% in the first quarter of 2002, from 66.2% in the first quarter of 2001. We expect this trend to continue as we further expand in the commercial and retail segments of the market. For the remainder of 2002, as commercial and retail sales increase, we expect our combined gross margin to be in the range of 54% to 56%.

     The gross profit margin within our direct products segment was 72.2% in first quarter of 2002 and 69.5% in first quarter of 2001. Gross margins on our Bowflex product line continue to be very strong as we gain cost concessions from vendors and shipping cost savings. The decrease in gross margins within our commercial and retail products segment to 25.5% in the first quarter of 2002, compared with 35.5% in first quarter of 2001, was largely due to the Schwinn Fitness and StairMaster acquisitions and higher research and development expenditures. Research and development costs increased 89.9% to $0.8 million in the first quarter of 2002, from $0.4 million in the first quarter of 2001.

OPERATING EXPENSES

     SELLING AND MARKETING

     Selling and marketing expenses grew to $31.6 million in the first quarter of 2002 from $23.2 million in the same period a year ago, an increase of 36.5%. This increase in selling and marketing expenses resulted primarily from the expansion of our direct marketing campaign for Bowflex products and Nautilus Sleep Systems and variable costs associated with our sales growth.

     As a percentage of net sales, overall selling and marketing expenses decreased to 23.3% in the first quarter of 2002 from 30.9% in the first quarter of 2001. The decrease was a result of our planned product diversification efforts leading to a higher proportion of commercial and retail product sales. Selling and marketing expenses within our direct products segment were 28.7% of net sales in the first quarter of 2002, compared to 31.8% in the first quarter of 2001. We continue to benefit from a favorable advertising environment in our direct products segment that may not continue in future periods, resulting in upward pressure on selling and marketing expenses. Overall, we expect that our selling and marketing expenses will increase in real dollar terms, but not as a percentage of net sales, as we continue to expand our Bowflex and Nautilus Sleep systems direct-marketing campaign and expand our product diversification efforts in the commercial and retail segment.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses grew to $6.3 million in the first quarter of 2002 from $3.2 million in the same period a year ago, an increase of $3.1 million, or 95.6%. Our direct product segment accounted for $0.7 million of the increase, due primarily to increased staffing and infrastructure expenses necessary to support our continuing growth. Our commercial and retail operations accounted for the remaining increase of $2.4 million due primarily to our Schwinn Fitness and StairMaster acquisitions. As a percentage of net sales, general and administrative expenses increased to 4.6% in the first quarter of 2002 from 4.3% in the same period a year ago. We believe that our general and administrative expenses will increase in future periods in real dollar terms, and increase marginally as a percentage of sales.

     ROYALTIES

     Royalty expense grew to $2.3 million in the first quarter of 2002 from $1.7 million in the same period a year ago, an increase of 40.1%. Both our direct and commercial/retail segments have several royalty agreements. The increase in our royalty expenses is primarily attributable to the increased sales of our Bowflex products in the quarter, along with sales of other products under royalty agreement that have been added as part of our product diversification strategy. Our royalty expenses will increase if sales of our Bowflex products continue to increase and as we sell acquired products which have royalty agreements associated with them.

     OTHER INCOME

     In the first quarter of 2002, other income was $0.5 million compared to $1.5 million for the same period a year ago. The decrease resulted primarily from lower interest earned on invested cash and cash equivalents due to considerable interest rate cuts in 2002 coupled with the effect of lower invested cash amounts.

     INCOME TAX EXPENSE

     Income tax expense increased by $5.2 million for the first quarter of 2002 because of the growth in our income before taxes. We expect our income tax expense to increase in line with increases in our income before taxes.

     NET INCOME

     For the reasons discussed above, net income grew to $24.0 million in the first quarter of 2002 from $14.7 million in the same period a year ago, an increase of 62.5%. We have raised our expectation for earnings growth in 2002 from 30% to approximately 40%. This revision in earnings guidance is predominately attributed to greater than anticipated internal sales growth. Very little of this increased expectation is due to the StairMaster acquisition, which is only expected to provide a slight increase to net income during 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have financed our growth and acquisitions primarily from cash generated by our operating activities. During the first quarter of 2002, our operating activities generated approximately $32.7 million in net cash, which contributed to an aggregate $41.9 million balance in cash and cash equivalents and $9.2 million of short-term investments, compared with $23.8 million net cash generated by our operating activities in the first quarter of 2001.

     Net cash used in our investing activities increased substantially in the first quarter of 2002 to $27.3 million from $1.1 million in the first quarter of 2001. This was primarily due to the acquisition of StairMaster in February of 2002.

     Net cash provided by financing activities was $0.9 million in the first quarter of 2002, attributed to stock option exercises. We used $8.0 million of net cash during the first quarter of 2001 primarily to repurchase our stock.

     Our working capital needs have increased marginally as we continue to implement our growth strategy. Working capital in the first quarters of 2002 and 2001 was $90.5 million and $84.4 million, respectively. We anticipate that our working capital requirements will increase going forward as a result of us growing our commercial and retail segment through our acquisition strategy and internal growth. We also expect to materially increase our cash expenditures on spot commercials and infomercials as we expand the direct marketing campaigns for our Bowflex products and Nautilus Sleep Systems.

     We maintain a $10 million line of credit with a bank. The line of credit is secured by certain assets and contains two financial covenants. As of the date of this filing, we are in compliance with the covenants applicable to the line of credit, and there is no outstanding balance under the line.

     As of March 31, 2002, the Company had no contractual capital obligations or commercial commitments other than operating leases.

     We believe our existing cash balances, combined with our line of credit, will be sufficient to meet our capital requirements for at least the next 12 months.

INFLATION AND PRICE INCREASES

     Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our financial position, results of operations, or cash flows. However, increases in inflation over historical levels or uncertainty in the general economy could decrease discretionary consumer spending for products like ours. Very little of our revenue growth is attributable to price increases.

RECENT ACCOUNTING PRONOUNCEMENT

     Effective July 1, 2001, the company adopted certain provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "BUSINESS COMBINATIONS," and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized but instead be tested for impairment at least annually. In connection with the adoption of SFAS No. 142 on January 1, 2002, the Company evaluated its identified intangible assets and determined that the Nautilus trademark has an indefinite useful life.

     SFAS No 142 prescribes a two-phase process for testing the impairment of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment. If impairment exists, the second phase, required to be completed by December 31, 2002, measures the impairment. The Company plans to complete the first phase by June 30, 2002, and, if necessary, the second phase by September 30, 2002.

     Statement of Financial Accounting Standards ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 was effective for the Company's fiscal year beginning January 1, 2002. The adoption of SFAS No. 144 has not had a material effect on the Company's financial position, results of operations, or cash flows.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     We have primarily invested cash with banks and in liquid debt instruments purchased with maturity dates of less than one year. Our bank deposits may exceed federally insured limits, and there is risk of loss of the entire principal with any debt instrument. To reduce risk of loss, we limit our exposure to any one debt issuer and require certain minimum ratings for debt instruments that we purchase.


FOREIGN EXCHANGE RISK

     The Company is exposed to foreign exchange risk to the extent of fluctuations in the Euro, the Swiss Franc and the British Pound. Based on the relative size of the Company's foreign operations, management believes that its exposure to foreign exchange risk is not material, and that any possible near-term changes in the related exchange rates would not have a material impact on the Company's financial position, results of operations, or cash flows.

                           PART II - OTHER INFORMATION



ITEM 5.  OTHER INFORMATION
--------------------------

     On May 2, 2002, the Company announced plans to change its corporate name to The Nautilus Group, Inc. Concurrent with the name change, trading of the Company's shares will move from the Nasdaq National Market to the New York Stock Exchange ("NYSE") under the new ticker symbol "NLS." Both the name change and the move to the NYSE will take effect on May 21, 2002.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)  Exhibits

              None


         (b)  Reports on Form 8-K

              The Company filed reports on Form 8-K and Form 8-K/A dated February 21, 2002, and April 24, 2002, respectively, reporting the acquisition of the assets of StairMaster Sports/Medical, Inc.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          DIRECT FOCUS, INC.
                                          (Registrant)

May 13, 2002                              By: /s/ Brian R. Cook
------------                              --------------------------------------
Date                                      Brian R. Cook, Chief Executive Officer
                                          (Principal Executive Officer)





May 13, 2002                              By: /s/ Rod W. Rice
------------                              --------------------------------------
Date                                      Rod W. Rice, Chief Financial Officer,
                                          Treasurer and Secretary (Principal
                                          Financial and Accounting Officer)