Form 10-Q
period 2002-06-30
NAUTILUS GROUP INC
filed 2002-08-14
CIK 1078207

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                        Commission file number: 000-25867


                            THE NAUTILUS GROUP, INC.
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


                               Direct Focus, Inc.
                               ------------------
                   (Former name if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No  [_]

Number of shares of issuer's common stock outstanding as of August 7, 2002:
34,562,310
================================================================================

                            THE NAUTILUS GROUP, INC.
                                  JUNE 30, 2002
                               INDEX TO FORM 10-Q

                                                                            PAGE

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                    3

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         23




PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                24

Item 6.   Exhibits and Reports on Form 8-K                                   24

Signatures                                                                   25

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                            THE NAUTILUS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)

-------------------------------------------------------------------------------------------
                                                                     JUNE 30,    DECEMBER 31,
ASSETS                                                                 2002         2001
                                                                    ---------     ---------
CURRENT ASSETS:
  Cash and cash equivalents                                         $  30,685     $  35,639
  Short-term investments, at amortized cost                            25,408        16,070
  Trade receivables (less allowance for doubtful accounts of
    $3,034 and $2,064 in 2002 and 2001, respectively)                  22,072        24,858
  Inventories, net                                                     68,828        45,516
  Prepaid expenses and other current assets                             3,621         2,007
  Notes receivable                                                      2,808         2,672
  Current deferred tax assets                                           1,333         1,425
                                                                    ---------     ---------

          Total current assets                                        154,755       128,187

PROPERTY, PLANT AND EQUIPMENT, net                                     41,802        25,228

GOODWILL                                                               31,156        29,625

OTHER ASSETS, net                                                      16,920        10,865
                                                                    ---------     ---------
TOTAL ASSETS                                                        $ 244,633     $ 193,905
                                                                    =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                    $  25,472     $  25,256
  Accrued liabilities                                                  13,864        10,888
  Income taxes payable                                                  4,292         4,792
  Royalty payable to stockholders                                       2,413         1,885
  Customer deposits                                                     1,142         1,000
                                                                    ---------     ---------
          Total current liabilities                                    47,183        43,821

LONG-TERM DEFERRED TAX LIABILITIES                                      3,835         2,670

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:
  Common stock authorized, 75,000,000 shares of no par value;
    issued and outstanding, 2002: 34,970,969 shares, 2001:
    34,954,790 shares                                                     601         4,900
  Retained earnings                                                   192,421       142,637
  Accumulated other comprehensive income (loss)                           593          (123)
                                                                    ---------     ---------
          Total stockholders' equity                                  193,615       147,414
                                                                    ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 244,633     $ 193,905
                                                                    =========     =========

See notes to consolidated financial statements.

                            THE NAUTILUS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)
                                   (Unaudited)

--------------------------------------------------------------------------------------------------
                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                       ---------------------------     ---------------------------
                                           2002            2001            2002            2001
                                       -----------     -----------     -----------     -----------
NET SALES                              $   140,408     $    75,009     $   276,322     $   149,864

COST OF SALES                               56,639          25,772         115,392          51,076
                                       -----------     -----------     -----------     -----------
          Gross profit                      83,769          49,237         160,930          98,788
                                       -----------     -----------     -----------     -----------

OPERATING EXPENSES:
  Selling and marketing                     34,091          22,634          65,691          45,785
  General and administrative                 7,376           3,413          13,640           6,616
  Royalties                                  2,565           1,659           4,894           3,322
                                       -----------     -----------     -----------     -----------
          Total operating expenses          44,032          27,706          84,225          55,723
                                       -----------     -----------     -----------     -----------
OPERATING INCOME                            39,737          21,531          76,705          43,065
                                       -----------     -----------     -----------     -----------

OTHER INCOME:
  Interest income                              477           1,117             927           2,512
  Other, net                                   139              86             158             187
                                       -----------     -----------     -----------     -----------
          Total other income, net              616           1,203           1,085           2,699
                                       -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                  40,353          22,734          77,790          45,764

INCOME TAX EXPENSE                          14,527           8,184          28,006          16,475
                                       -----------     -----------     -----------     -----------
NET INCOME                             $    25,826     $    14,550     $    49,784     $    29,289
                                       ===========     ===========     ===========     ===========

BASIC EARNINGS PER SHARE               $      0.73     $      0.41     $      1.42     $      0.83

DILUTED EARNINGS PER SHARE             $      0.72     $      0.40     $      1.39     $      0.81

Basic shares outstanding                35,173,064      35,106,748      35,091,136      35,297,229

Diluted shares outstanding              36,060,891      36,004,062      35,921,542      36,122,757

See notes to consolidated financial statements.

                            THE NAUTILUS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------
                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               --------------------------
                                                                                  2002            2001
                                                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $   49,784      $   29,289
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                 2,861           1,626
      Tax benefit of exercise of nonqualified options                               2,674             665
      Deferred income taxes                                                         1,257             (72)
      Gain on sale of property, plant and equipment                                   (25)             --
      Changes in assets and liabilities, net of the effect of acquisition:
        Trade receivables                                                          11,188             472
        Inventories                                                               (16,581)         (9,411)
        Prepaid expenses and other current assets                                    (958)           (234)
        Trade payables                                                               (248)          7,653
        Income taxes payable                                                         (500)           (835)
        Accrued liabilities and royalty payable to stockholders                       746           1,994
        Customer deposits                                                             142          (1,042)
                                                                               ----------      ----------
           Net cash provided by operating activities                               50,340          30,105
                                                                               ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                                     (14,006)         (2,077)
  Increase in other assets                                                           (590)            (14)
  Proceeds from sale of property, plant and equipment                                  25              --
  Acquisition cost of StairMaster, net of cash acquired                           (24,992)             --
  Purchases of short-term investments                                             (25,674)        (24,002)
  Proceeds from maturities of short-term investments                               16,336              --
  Issuance of note receivable                                                        (136)         (1,992)
                                                                               ----------      ----------

           Net cash used in investing activities                                  (49,037)        (28,085)
                                                                               ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                           2,114           1,196
  Funds used for stock repurchase                                                  (9,087)         (9,720)
                                                                               ----------      ----------

           Net cash used in financing activities                                   (6,973)         (8,524)
                                                                               ----------      ----------

Effect of exchange rate changes                                                       716              --
                                                                               ----------      ----------

                                                                                               (Continued)

                            THE NAUTILUS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------
                                                      SIX MONTHS ENDED JUNE 30,
                                                     --------------------------
                                                        2002            2001
                                                     ----------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS            $   (4,954)     $   (6,504)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           35,639          77,181
                                                     ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $   30,685      $   70,677
                                                     ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for income taxes                         $   24,500      $   16,700

SUPPLEMENTAL DISCLOSURE OF OTHER NONCASH
INVESTING ACTIVITY:
  Champion purchase option paid by restricted stock  $       --      $      250


                                                                     (Concluded)
See notes to consolidated financial statements.

                            THE NAUTILUS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of The Nautilus Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") and pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report for the fiscal year ended December 31, 2001.

      The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

      CONSOLIDATION - The consolidated financial statements include The Nautilus Group, Inc. and its wholly-owned subsidiaries (collectively the "Company"). On May 21, 2002, the Company changed its corporate name to The Nautilus Group, Inc. from Direct Focus, Inc. All intercompany transactions and balances have been eliminated.

      SHORT-TERM INVESTMENTS - Debt securities with maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Short-term investments in debt securities are classified as held-to-maturity and valued at amortized cost with gains and losses recognized upon the sale of the security.

      INVENTORIES - During the current quarter, the Company's direct segment began valuing inventories at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market in connection with the implementation of a new enterprise resource planning system. Previously, inventories were valued at the lower of average cost or market. There is no material effect on the Company's financial position or results of operations as a result of this change in accounting method.

      RECENT ACCOUNTING PRONOUNCEMENTS - Effective July 1, 2001, the company adopted certain provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS, and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized but instead be tested for impairment at least annually. In connection with the adoption of SFAS No. 142 on January 1, 2002, the Company evaluated its identified intangible assets and determined that the Nautilus trademark has an indefinite useful life.

      SFAS No. 142 prescribes a two-phase process for testing the impairment of goodwill and indefinite life intangibles. The first phase, required to be completed by June 30, 2002, screens for impairment. If impairment exists, the second phase, required to be completed by December 31, 2002, measures the impairment. The Company completed its first phase impairment analysis during the second quarter and found no instances of impairment of its recorded goodwill or indefinite life intangibles. Accordingly, no impairment charge will be recorded as a result of adopting SFAS No. 142.

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

      In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is evaluating the impact of adopting the provisions of this statement and does not believe it will have a material effect on the Company's financial position, results of operations, or cash flows.

      RECLASSIFICATIONS - Certain amounts from 2001 have been reclassified to conform to the 2002 presentation.

2.    ACQUISITIONS

      Effective February 8, 2002, the Company acquired the trade receivables, inventories, property, plant and equipment, certain intangible assets, and the foreign subsidiaries of StairMaster Sports/Medical, Inc. ("StairMaster") for a cash purchase price of approximately $25,785 including acquisition costs. StairMaster was acquired through a bankruptcy auction in the United States Bankruptcy Court for the Western District of Washington, which auction was completed on January 17, 2002.

      The acquired assets include property, plant and equipment used to manufacture, assemble, distribute, and sell fitness equipment, including steppers, stepmills, treadmills, and exercise bicycles. The Company intends to continue to use the acquired assets for these purposes.

      The purchase price for StairMaster was determined in the court auction. The Company's bid was formulated on the basis of historical and projected financial performance, which resulted in goodwill that has been recorded in the Company's commercial/retail segment along with the acquired assets and liabilities. The Company financed the acquisition with cash-on-hand.

      The Company has determined that the intangible asset associated with the StairMaster acquisition (a trademark valued at $6.2 million) has an indefinite useful life and thus will not be amortized. The Company will evaluate the useful life of the trademark each reporting period to determine whether events or circumstances warrant a revision to the indefinite useful life assumption or if the asset should be tested for impairment.

      The total cost of the acquisition has been allocated to the assets acquired and liabilities assumed as follows:

          Cash and cash equivalents                         $   793
          Trade receivables                                   8,402
          Inventories                                         6,731
          Property, plant and equipment                       5,249
          Prepaid and other current assets                      656
          Trademark                                           6,200
          Goodwill                                              976
          Liabilities assumed                                (3,222)
                                                            -------
               Total acquisition cost                       $25,785
                                                            =======

      Effective September 20, 2001, the Company acquired the trade receivables, inventories, property, plant and equipment, certain intangible assets, and the foreign subsidiaries of the Fitness Division of Schwinn/GT Corp. ("Schwinn Fitness") for a cash purchase price of approximately $69,843 including acquisition costs.

      The Company has determined that the intangible asset associated with the Schwinn Fitness acquisition (a trademark valued at $6.8 million) has an indefinite useful life. However, as the expected use and cash flows from the trademark are expected to be approximately 20 years, the Company will amortize the trademark using the straight-line method over this period. The Company will evaluate the remaining useful life of the trademark that is being amortized each reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization or if the asset should be tested for impairment.

      The unaudited pro forma financial information below for the three months and six months ended June 30, 2002 and 2001 was prepared as if the transactions involving the acquisitions of StairMaster and Schwinn Fitness had occurred at the beginning of each period presented:

                                         THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                       -------------------------------  --------------------------------
                                            2002            2001             2002             2001
                                       ---------------  --------------  ---------------  ---------------
      Net sales                           $ 140,408       $ 106,387        $ 282,601        $ 231,151
      Net income                             25,826          12,740           50,008           25,105
      Basic earnings per share                 0.73            0.36             1.43             0.71
      Diluted earnings per share               0.72            0.35             1.39             0.69

      The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transactions occurred at the beginning of the respective year, nor does it purport to indicate the results of future operations of the Company.

      The 2001 net income for Schwinn Fitness in the pro forma calculation is not presented in the same manner as the June 2001 pro forma net income number in the Form 8-K/A filed with the SEC on December 3, 2001. This presentation difference is due to the pro forma rules applicable to the Form 8-K/A differing from the pro forma rules applicable to financial statements prepared in accordance with generally accepted accounting principles. Only Schwinn Fitness Division direct costs were included in the Form 8-K/A calculation, while corporate cost allocations and income taxes are included in the calculation above.

3.    INVENTORIES, net

      Inventories consisted of the following:

                                                    June 30,       December 31,
                                                     2002              2001
                                                    -------          -------

      Finished goods                                $48,064          $34,862
      Work-in-process                                 1,314            1,148
      Parts and components                           19,450            9,506
                                                    -------          -------
           Total inventories, net                   $68,828          $45,516
                                                    =======          =======


4.    PROPERTY, PLANT AND EQUIPMENT, net

      Property, plant and equipment consisted of the following:

                                                            Estimated
                                                           Useful Life      June 30,      December 31,
                                                           (in years)        2002             2001
                                                           -----------      -------          -------
      Land                                                     N/A          $ 1,986          $ 1,780
      Buildings                                               31.5           20,292           11,785
      Computer equipment                                       2-5           15,195           10,088
      Production equipment                                      5            11,515            6,567
      Furniture and fixtures                                    5             1,852            1,464
      Automobiles and trucks                                    7               470              349
                                                                            -------          -------
           Total property, plant and equipment                               51,310           32,033
      Accumulated depreciation                                               (9,508)          (6,805)
                                                                            -------          -------
           Total property, plant and equipment, net                         $41,802          $25,228
                                                                            =======          =======

5.    GOODWILL AND OTHER ASSETS, net

      Other assets consisted of the following:


                                                  June 30,       December 31,
                                                    2002             2001
                                               ---------------  ---------------

      Trademarks and patents                       $17,595          $11,395
      Other assets                                     339              303
                                                   -------          -------
           Total other assets                       17,934           11,698
      Accumulated amortization                      (1,014)            (833)
                                                   -------          -------
           Total other assets, net                 $16,920          $10,865
                                                   =======          =======

      The Company evaluates goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstance indicate that such assets might be impaired. Intangible assets with finite useful lives are tested for impairment whenever events or changes in circumstance indicate that such assets might be impaired. The remaining useful lives of intangible assets with finite useful lives are evaluated annually to determine whether events or circumstances warrant changes in the estimated useful lives of such assets.

      As discussed in Note 1, the Company adopted SFAS No. 142 on January 1, 2002. In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the three months and six months ended June 30, 2001 is as follows:

                                          Three Months    Six Months
                                             Ended          Ended
                                            June 30,       June 30,
                                              2001           2001
                                           ----------     ----------

      Reported net income                  $   14,550     $   29,289
      Amortization expense, net of tax             35             70
                                           ----------     ----------
      Adjusted net income                  $   14,585     $   29,359
                                           ==========     ==========

      Basic earnings per share:
        Reported net income                $     0.41     $     0.83
        Adjusted net income                $     0.42     $     0.83

      Diluted earnings per share:
        Reported net income                $     0.40     $     0.81
        Adjusted net income                $     0.41     $     0.81



      Amortization of intangible assets for the three months and six months ended June 30, 2002 was $90 and $181, respectively. The estimated amortization expense for the next five years is $362 per year. Such estimated amortization will change if businesses or portions thereof are either acquired or disposed, or if changes in events or circumstances warrant the revision of estimated useful lives.

6.    ACCRUED LIABILITIES

      Accrued liabilities consisted of the following:

                                                   June 30,       December 31,
                                                     2002             2001
                                                ---------------  ---------------

      Accrued warranty expense                     $ 4,382          $ 2,413
      Accrued payroll                                4,973            4,852
      Sales return reserve                           2,175            2,100
      Other                                          2,334            1,523
                                                   -------          -------
           Total accrued liabilities               $13,864          $10,888
                                                   =======          =======

7.    COMPREHENSIVE INCOME

      Comprehensive income and its components are as follows:

                                               Three Months Ended                 Six Months Ended
                                                    June 30,                          June 30,
                                         --------------------------------  -------------------------------
                                              2002             2001             2002            2001
                                         ---------------  ---------------  ---------------  --------------
     Net income                             $25,826          $14,550          $49,784         $29,289
     Foreign currency translation
       adjustments                              789                -              716               -
                                            -------          -------          -------         -------
     Comprehensive income                   $26,615          $14,550          $50,500         $29,289
                                            =======          =======          =======         =======

8.    RESEARCH AND DEVELOPMENT

      Internal research and development costs are expensed as incurred and included in cost of sales. Third party research and development costs are expensed when the contracted work has been performed.

      Research and development expense was $1,088 and $492 for the three months ended June 30, 2002 and 2001, respectively. Research and development expense was $1,861 and $899 for the first six months of 2002 and 2001, respectively.

9.    STOCK OPTIONS

      There were 303,779 options exercised at prices ranging from $0.24 to $23.02 per share during the six months ended June 30, 2002. There were 249,075 new options granted at exercise prices ranging from $32.80 to $37.70 per share during that period. There were 11,875 options canceled at prices ranging from $6.07 to $24.28 per share during the six months ended June 30, 2002. As of June 30, 2002, there were 249,075 options outstanding with exercise prices that exceeded the closing market price of the Company's common stock as listed on the New York Stock Exchange.

10.   OPERATING SEGMENTS

      The following table presents information about the Company's two operating segments:

                                                                   Commercial/
                                           Direct                    Retail                    Total
                                    ---------------------     ----------------------    ----------------------
                                  Three Months  Six Months  Three Months   Six Months  Three Months  Six Months
                                    --------     --------     --------      --------     --------     --------
     Period Ended June 30, 2002

     Net sales                      $103,088     $194,170     $ 37,320      $ 82,152     $140,408     $276,322
                                    ========     ========     ========      ========     ========     ========
     Segment net income             $ 25,552     $ 47,623     $    274      $  2,161     $ 25,826     $ 49,784
                                    ========     ========     ========      ========     ========     ========
     Period Ended June 30, 2001

     Net sales                      $ 68,959     $136,520     $  6,050      $ 13,344     $ 75,009     $149,864
                                    ========     ========     ========      ========     ========     ========
     Segment net income             $ 14,605     $ 29,111     $    (55)     $    178     $ 14,550     $ 29,289
                                    ========     ========     ========      ========     ========     ========

11.   EARNINGS PER SHARE

      Basic and diluted earnings per share ("EPS") are reconciled as follows:

                                                  Three Months Ended                     Three Months Ended
                                                    June 30, 2002                           June 30, 2001
                                        --------------------------------------   --------------------------------------
                                                                      Per Share                                Per Share
                                           Income        Shares        Amount      Income         Shares        Amount
                                        ----------     ----------     --------   ----------     ----------     --------
     Basic EPS:
       Net income                       $   25,826     35,173,064     $   0.73   $   14,550     35,106,748     $   0.41

     Effect of dilutive securities:
       Stock options                           -          887,827        (0.01)         -          897,314        (0.01)
                                        ----------     ----------     --------   ----------     ----------     --------
     Diluted EPS:
       Net income                       $   25,826     36,060,891     $   0.72   $   14,550     36,004,062     $   0.40
                                        ==========     ==========     ========   ==========     ==========     ========



                                                   Six Months Ended                      Six Months Ended
                                                    June 30, 2002                           June 30, 2001
                                        --------------------------------------   --------------------------------------
                                                                      Per Share                                Per Share
                                           Income        Shares        Amount      Income         Shares        Amount
                                        ----------     ----------     --------   ----------     ----------     --------
     Basic EPS:
       Net income                       $   49,784     35,091,136     $   1.42   $   29,289     35,297,229     $   0.83


     Effect of dilutive securities:
       Stock options                           -          830,406        (0.03)         -          825,528        (0.02)
                                        ----------     ----------     --------   ----------     ----------     --------
     Diluted EPS:
       Net income                       $   49,784     35,921,542     $   1.39   $   29,289     36,122,757     $   0.81
                                        ==========     ==========     ========   ==========     ==========     ========

12.   STOCK REPURCHASE PROGRAM

      In June 2002, the Board of Directors authorized the expenditure of up to $20,000 to purchase shares of The Nautilus Group, Inc. common stock in open market transactions. During the six months ended June 30, 2002, the Company repurchased a total of 287,600 shares of common stock in open market transactions for an aggregate purchase price of $9,087. The authorization is set to expire on August 31, 2002.

13.   COMMITMENTS AND CONTINGENCIES

      The Company is subject to litigation, claims and assessments in the ordinary course of business, many of which are covered in whole or in part by insurance. Management believes that any liability resulting from such matters will not have any material adverse effect on the Company's financial position, results of operations, or cash flows.

                                   * * * * * *

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

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

Numerous factors could affect our actual results, including the following:

o     Our reliance on a limited product line;
o     Expiration of important patents;
o     Our ability to effectively develop, market, and sell future products;
o Growth management challenges, including the growth resulting from the acquisition of the assets of the Fitness Division of Schwinn/GT Corp. ("Schwinn Fitness") in September 2001, and the acquisition of the assets of StairMaster Sports/Medical, Inc. ("StairMaster") in February 2002;
o Our ability to integrate the StairMaster business, and any other acquired businesses into our operations;
o     A decline in consumer spending due to unfavorable economic conditions;
o     The availability of media time and fluctuating advertising rates;
o     Our reliance on the consumer finance market;
o     Our ability to adequately protect our intellectual property;
o     Our reliance on third-party manufacturers;
o     Government regulatory action;
o     Changes in global political, regulatory, or economic conditions; and
o Economic impacts from currency fluctuations in the Company's international operations.

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

CRITICAL ACCOUNTING POLICIES

We have identified the most critical accounting policies for our Company. These critical policies involve the most complex or subjective decisions or assessments and include warranty reserves, sales return reserves, and the allowance for doubtful accounts.

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

SALES RETURN RESERVES

The sales return reserve is based on past historical experience of product returns during the trial period in which a customer can return a product for the full purchase price, less shipping and handling in most instances. The trial periods for Bowflex, Champion Nutrition, and Nautilus Sleep Systems product lines are six weeks, 30 days, and 90 days, respectively. Trial periods are not offered on our other product lines. We track all product returns in order to identify any potential customer satisfaction trends. Our return reserve may be sensitive to a change in our customers' ability to pay during the trial period due to unforeseen economic circumstances and to different product introductions that might fulfill the customers' needs at a perceived better value. A change in our sales return reserve could have a significant impact on current and future financial position, results of operations and cash flows.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is based on past historical experience adjusted for any known uncollectible amounts. We periodically review the creditworthiness of our customers to help ensure collectibility. Our allowance is sensitive to changes in our customers' ability to pay due to unforeseen changes in the economy, including the bankruptcy of a major customer, our efforts to actively pursue collections, and increases in chargebacks. Any major change in the aforementioned factors may result in increasing the allowance for doubtful accounts, which could have a significant impact on current and future financial position, results of operations and cash flows.

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

STATEMENT OF OPERATIONS DATA - THREE MONTHS ENDED JUNE 30

The following table presents certain financial data regarding our second quarter operations in 2002 and 2001, as a percentage of total revenues:

                                             Quarter Ended June 30,
                                             ----------------------
Statement of Operations Data                   2002          2001
                                             --------      --------
Net sales                                     100.0 %       100.0 %

Cost of sales                                  40.3          34.4
                                             --------      --------

     Gross profit                              59.7          65.6
                                             --------      --------

Operating expenses:
  Selling and marketing                        24.3          30.2
  General and administrative                    5.3           4.5
  Royalties                                     1.8           2.2
                                             --------      --------
     Total operating expenses                  31.4          36.9
                                             --------      --------

Operating income                               28.3          28.7

     Other income                               0.4           1.6
                                             --------      --------

Income before income taxes                     28.7          30.3

Income tax expense                             10.3          10.9
                                             --------      --------
Net income                                     18.4 %        19.4 %
                                             ========      ========


COMPARISON OF THE QUARTERS ENDED JUNE 30, 2002 AND 2001

NET SALES

Net sales increased by 87.2% to $140.4 million in the second quarter of 2002 from $75.0 million in the second quarter of 2001. Sales were driven by the growth in our direct segment and continued expansion of our commercial/retail business. Excluding our acquisitions of Schwinn Fitness and StairMaster, sales grew 47.0% on a consolidated basis compared to the same period a year ago. During the second quarter of 2002, we capitalized on favorable advertising costs and availability to increase the consumer awareness of our Bowflex and Nautilus Sleep System product lines. Meanwhile, we have continued to expand our market share in the commercial/retail segment, where we have grown the Nautilus brand, integrated the acquisition of the Schwinn Fitness business, and continue to integrate StairMaster which we acquired in the first quarter of 2002.

Direct segment sales in the second quarter of 2002 were stronger than they have historically been in the second quarter. Sales in our direct segment are comprised primarily of sales from our Bowflex product line. However, as sales from our Nautilus Sleep Systems product line continue to grow, they have become an increasingly important component of our direct segment business. Sales within our direct segment were $103.1 million in the second quarter of 2002, an increase of 49.5% over the second quarter of 2001. Our direct segment accounted for 73.4% of our aggregate net sales in the quarter, down from 91.9% in the second quarter of 2001, as we continued our strategy of diversification into the commercial and retail markets.

Demand for our new high-end Bowflex "Ultimate" model was strong coming into the quarter ended June 30, 2002. We believe there is still a "nesting effect" from the slower economy and events of September 11, where more people are staying at home and buying products for their home. Historically, the second quarter has been our slowest quarter of the year for our direct segment sales. Our direct segment business is largely dependent upon national cable television advertising. We have found that influences on television viewership during the second quarter, such as the broadcast of national network season finales and seasonal weather factors, cause our spot television commercials to be marginally less effective. We believe consumers tend to watch less television and spend more time outdoors when the weather improves, and consequently, tend to purchase less indoor fitness equipment and related products during the second quarter. We believe this year's strong second quarter, which is contrary to our historical trend of second quarter weakness, will not be experienced in the second quarter of future years.

Sales within our commercial/retail segment were $37.3 million in the second quarter of 2002, an increase of 516.9% over second quarter of 2001. Excluding our acquisitions of Schwinn Fitness and StairMaster, sales grew 18.3% in the commercial/retail segment. Our commercial/retail segment now accounts for 26.6% of our net sales, up from 8.1% in the second quarter of 2001 as we continued to execute our strategy of expanding our presence, product lines, and brands across all our channels, especially within the commercial/retail segment. In 2002, with a full year of results from Schwinn Fitness and with the acquisition of StairMaster, we expect our commercial/retail segment will account for approximately 35% of total sales.

We believe that sales within our commercial/retail segment are considerably lower in the second quarter of the year compared to the other quarters. Our strongest quarter for the commercial/retail segment should be the fourth quarter, followed by the first and third quarters. We believe the principle reason for this trend is the commercial/retail fitness industry's preparation for the impact of New Year's fitness resolutions and seasonal weather patterns related to colder winter months.

GROSS PROFIT

Gross profits continued to be strong, growing 70.1% to $83.8 million in the second quarter of 2002 from $49.2 million in the same period a year ago. However, due to our product diversification strategy, which has increased sales of inherently lower margin products in the commercial/retail segment, our overall gross profit margin as a percentage of sales decreased 5.9 percentage points to 59.7% in the second quarter of 2002, compared to 65.6% in the second quarter of 2001. We expect this trend to continue as we increase sales in the commercial and retail segments of the market relative to our total sales. For the remainder of 2002, as commercial/retail segment sales increase, we expect our combined gross margin to be in the range of 54% to 56%.

The gross profit margin within our direct segment was 72.3% in the second quarter of 2002 and 68.7% in the second quarter of 2001. Gross margins on our Bowflex product line continue to be very strong as we gain cost concessions from vendors and shipping cost savings. The decrease in gross margins within our commercial/retail segment to 24.8% in the second quarter of 2002, compared with 30.9% in the second quarter of 2001, was largely due to the Schwinn Fitness and StairMaster acquisitions. We expect the gross profit margin for the commercial/retail segment to improve modestly during the second half of 2002 as we achieve seasonally higher sales levels. Sales levels impact margin as certain costs are fixed.

OPERATING EXPENSES

SELLING AND MARKETING

Selling and marketing expenses grew to $34.1 million in the second quarter of 2002 from $22.6 million in the same period a year ago, an increase of 50.6%. This increase in selling and marketing expenses resulted primarily from the expansion of our direct marketing campaign for Bowflex products and Nautilus Sleep Systems, as well as the addition of Schwinn Fitness and StairMaster.

As a percentage of net sales, overall selling and marketing expenses decreased to 24.3% in the second quarter of 2002 from 30.2% in the second quarter of 2001. The decrease was a result of our planned product diversification efforts leading to a higher proportion of commercial/retail segment sales. Selling and marketing expenses within our direct segment were 27.7% of net sales in the second quarter of 2002, compared to 30.8% in the second quarter of 2001. We continue to benefit from a favorable advertising environment in our direct segment that may not continue in future periods, resulting in upward pressure on selling and marketing expenses. Overall, we expect that our selling and marketing expenses will increase in real dollar terms, but not as a percentage of net sales, as we continue to expand our Bowflex and Nautilus Sleep systems direct-marketing campaign and expand our product diversification efforts in the commercial/retail segment.

GENERAL AND ADMINISTRATIVE

General and administrative expenses grew to $7.4 million in the second quarter of 2002 from $3.4 million in the same period a year ago, an increase of $4.0 million, or 116.1%. Our direct segment accounted for $1.3 million of the increase, due primarily to increased staffing and infrastructure expenses necessary to support our continuing growth. Our commercial/retail operations accounted for the remaining increase of $2.7 million due primarily to our Schwinn Fitness and StairMaster acquisitions. As a percentage of net sales, general and administrative expenses increased to 5.3% in the second quarter of 2002 from 4.5% in the same period a year ago. While we have experienced some increases in overhead related to our acquisitions, we continue to work to control costs as our business grows. We believe that our general and administrative expenses will increase in future periods in real dollar terms, but decrease marginally as a percentage of sales as seasonal sales increases are experienced in our commercial/retail segment.

ROYALTIES

Royalty expense grew to $2.6 million in the second quarter of 2002 from $1.7 million in the same period a year ago, an increase of 54.6%. Our direct and commercial/retail segments have several agreements under which we are obligated to pay royalty fees on certain products. The increase in our royalty expense is primarily attributable to the increased sales of our Bowflex products in the quarter, along with sales of other products under royalty agreements that have been added as part of our product diversification strategy. Our royalty expenses will increase if sales of our Bowflex products continue to increase and as we sell other products which have royalty agreements associated with them.

OTHER INCOME

In the second quarter of 2002, other income was $0.6 million compared to $1.2 million for the same period a year ago. The decrease resulted primarily from lower interest earned on invested cash and cash equivalents due to lower average interest rates in 2002 coupled with lower invested cash balances.

INCOME TAX EXPENSE

Income tax expense increased by $6.3 million for the second quarter of 2002 because of the growth in our income before taxes. We expect our income tax expense to increase in line with increases in our income before taxes.

NET INCOME

For the reasons discussed above, net income grew to $25.8 million in the second quarter of 2002 from $14.6 million in the same period a year ago, an increase of 77.5%. We have raised our expectation for earnings growth in 2002 from 40% to approximately 50%. This revision in earnings guidance is predominately attributed to greater than anticipated internal sales growth. Very little of this increased expectation is due to the StairMaster acquisition, which is expected to provide only a slight increase in net income during 2002.

STATEMENT OF OPERATIONS DATA - SIX MONTHS ENDED JUNE 30

The following table presents certain financial data regarding operations for the first six months in 2002 and 2001, as a percentage of total revenues:


                                           Six Months Ended June 30,
                                           ------------------------
Statement of Operations Data                  2002          2001
                                            --------      --------

Net sales                                     100.0 %       100.0 %

Cost of sales                                  41.8          34.1
                                            --------      --------
     Gross profit                              58.2          65.9
                                            --------      --------

Operating expenses:
  Selling and marketing                        23.8          30.6
  General and administrative                    4.9           4.4
  Royalties                                     1.8           2.2
                                            --------      --------
     Total operating expenses                  30.5          37.2
                                            --------      --------

Operating income                               27.7          28.7

     Other income                               0.4           1.8
                                            --------      --------

Income before income taxes                     28.1          30.5

Income tax expense                             10.1          11.0
                                            --------      --------
Net income                                     18.0 %        19.5 %
                                            ========      ========


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

NET SALES

Net sales grew by 84.4% to $276.3 million in the first six months of 2002 from $149.9 million in the same period in 2001. Sales were driven by the growth in our direct segment and the continued expansion into the commercial/retail market segment. Excluding our acquisitions of Schwinn Fitness and StairMaster, sales grew 40.6% on a consolidated basis compared to the same period a year ago.

During the first half of 2002, we took advantage of favorable advertising costs and availability to increase the consumer awareness of our Bowflex and Nautilus Sleep System product lines. Meanwhile, we have continued to expand our market share in the commercial/retail segment.

Sales within our direct segment were $194.2 million in the first six months of 2002, an increase of 42.2% over the same period of 2001. Our direct segment accounted for 70.3% of our aggregate net sales in the first half of 2002 down from 91.1% in the same period of 2001, as we continued our strategy of diversification in the commercial/retail segment.

Sales within our commercial/retail segment were $82.2 million in the first half of 2002, an increase of 515.6% over the same period of 2001. Excluding our acquisitions of Schwinn Fitness and StairMaster, sales grew 23.8% in the commercial/retail segment. Our commercial/retail segment now accounts for 29.7% of our net sales, up from 8.9% in the first half of 2001 as we continued to execute our strategy of expanding our presence, product lines, and brands across all our channels, especially within the commercial/retail segment.

GROSS PROFIT

Gross profits grew 62.9% to $160.9 million in the first half of 2002 from $98.8 million in the same period a year ago. However, due to our product diversification strategy, which has increased sales of inherently lower margin products in the commercial/retail segment, our overall gross profit margin as a percentage of sales decreased 7.7 percentage points to 58.2% in the first half of 2002, from 65.9% in the first half of 2001. We expect this trend to continue as we further expand our business in the commercial/retail segment. The gross profit margin within our direct segment was 72.2% in the first half of 2002 and 69.1% in the first half of 2001. The decrease in gross margins within our commercial/retail segment to 25.2% in the first half of 2002, compared with 33.5% in the first half of 2001, was largely due to the Schwinn Fitness and StairMaster acquisitions.

OPERATING EXPENSES

SELLING AND MARKETING

Selling and marketing expenses grew to $65.7 million in the first half of 2002 from $45.8 million in the same period a year ago, an increase of 43.5%. This increase in selling and marketing expenses resulted primarily from the expansion of our direct marketing campaign for Bowflex products and Nautilus Sleep Systems, variable costs associated with our sales growth, as well as the addition of Schwinn Fitness and StairMaster. As a percentage of net sales, overall selling and marketing expenses decreased to 23.8% in the first half of 2002 from 30.6% in the first half of 2001. The decrease was a result of executing our product diversification strategy leading to a higher proportion of commercial/retail segment sales. Selling and marketing expenses within our direct segment were 28.2% of net sales in the first half of 2002, compared to 31.3% in the first half of 2001.

GENERAL AND ADMINISTRATIVE

General and administrative expenses grew to $13.6 million in the first half of 2002 from $6.6 million in the same period a year ago, an increase of $7.0 million, or 106.2%. Our direct segment accounted for $1.9 million of the increase, due primarily to increased staffing and infrastructure expenses necessary to support our continuing growth. Our commercial/retail operations accounted for the remaining increase of $5.1 million due primarily to our Schwinn Fitness and StairMaster acquisitions. As a percentage of net sales, general and administrative expenses increased to 4.9% in the first half of 2002 from 4.4% in the same period a year ago.

ROYALTIES

Royalty expense grew to $4.9 million in the first half of 2002 from $3.3 million in the same period a year ago, an increase of 47.3%. The increase in our royalty expenses is primarily attributable to the increased sales of our Bowflex products.

OTHER INCOME

In the first half of 2002, other income was $1.1 million compared to $2.7 million for the same period a year ago. The decrease resulted primarily from lower interest earned on invested cash and cash equivalents due to lower average interest rates in 2002 coupled with lower invested cash balances.

INCOME TAX EXPENSE

Income tax expense increased by $11.5 million for the first half of 2002 because of the growth in our income before taxes.

NET INCOME

For the reasons discussed above, net income grew to $49.8 million in the first half of 2002 from $29.3 million in the same period a year ago, an increase of 70.0%.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our growth and acquisitions primarily from cash generated by our operating activities. During the first half of 2002, our operating activities generated approximately $50.3 million in net cash, which contributed to an aggregate $30.7 million balance in cash and cash equivalents and $25.4 million of short-term investments, compared with $30.1 million net cash generated by our operating activities in the first half of 2001.

Net cash used in our investing activities increased substantially in the first half of 2002 to $49.0 million from $28.1 million in the first six months of 2001. This was primarily due to the acquisition of StairMaster in February of 2002 for $25.0 million, net of cash acquired. Additionally, we used $14.0 million for capital expenditures primarily for buildings and computer equipment. We purchased land and a building in Colorado for $6.7 million, including improvements, which will serve as the commercial/retail segment headquarters. We invested $1.4 million at our corporate headquarters in Washington to expand our call center in response to our direct segment growth. Approximately $4.6 million in capital expenditures were also made for computer equipment to support the growth of the business. Finally, we invested $9.3 million in net purchases of short-term investments due to our strong cash flows generated from operations.

Net cash used in financing activities was $7.0 million in the first six months of 2002 attributed to Company stock repurchases of $9.1 million offset by $2.1 million in stock option exercises. We used $8.5 million of net cash for financing activities during the first half of 2001 for Company stock repurchases offset by stock option exercises.

Our working capital needs have increased as we continue to implement our growth strategy. Working capital was $107.6 million at June 30, 2002 compared to $84.4 million at December 31, 2001, largely due to increased inventory levels. The $23.3 million increase in inventories was primarily due to several factors including the building of safety stock in response to the possibility of a west coast longshoremen strike due to the effect it could have on inventory shipments from Asian suppliers.

Additionally, the anticipation of increased sales for the commercial/retail segment during the second half of 2002 and the addition of inventories associated with the acquisition of StairMaster also contributed to higher inventory levels. We anticipate that our working capital requirements will increase going forward as a result of growing our commercial/retail segment through our acquisition strategy and internal growth. We also expect to materially increase our cash expenditures on spot commercials and infomercials as we expand the direct marketing campaigns for our Bowflex and Nautilus Sleep Systems products.

We maintain a $10 million line of credit with a bank. The line of credit is secured by certain assets and contains certain financial covenants. As of the date of this filing, we are in compliance with the covenants applicable to the line of credit, and there is no outstanding balance under the line.

As of June 30, 2002, the Company had no contractual capital obligations or commercial commitments other than operating leases.

We believe our existing cash balances, combined with our line of credit, will be sufficient to meet our capital requirements for at least the next 12 months.

INFLATION AND PRICE INCREASES

Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our financial position, results of operations or cash flows. However, increases in inflation over historical levels or uncertainty in the general economy could decrease discretionary consumer spending for products like ours. Very little of our revenue growth is attributable to price increases.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2001, the company adopted certain provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS, and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized but instead be tested for impairment at least annually. In connection with the adoption of SFAS No. 142 on January 1, 2002, the Company evaluated its identified intangible assets and determined that the Nautilus trademark has an indefinite useful life.

SFAS No. 142 prescribes a two-phase process for testing the impairment of goodwill and indefinite life intangibles. The first phase, required to be completed by June 30, 2002, screens for impairment. If impairment exists, the second phase, required to be completed by December 31, 2002, measures the impairment. The Company completed its first phase impairment analysis during the current quarter and found no instances of impairment of its recorded goodwill or indefinite life intangibles. Accordingly, no impairment charge will be recorded as a result of adopting SFAS No. 142.

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

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is evaluating the impact of adopting the provisions of this statement and does not believe it will have a material effect on the Company's financial position, results of operations, or cash flows.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------------------

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

FOREIGN EXCHANGE RISK

The Company is exposed to foreign exchange risk to the extent of currency fluctuations mainly in Europe and Asia. Based on the relative size of the Company's foreign operations, management believes that its exposure to foreign exchange risk is not material, and that any possible near-term changes in the related exchange rates would not have a material impact on the Company's financial position, results of operations, or cash flows.

INTEREST RATE RISK

The Company has financed its growth through cash generated from operations. At June 30, 2002, the Company had no outstanding borrowings and was not subject to any related interest rate risk.

The Company invests in liquid debt instruments purchased with maturity dates of less than one year. Due to the short-term nature of those investments, management believes that any possible near-term changes in related interest rates would not have a material impact on the Company's financial position, results of operations, or cash flows.

                           PART II - OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

The annual meeting of stockholders of The Nautilus Group, Inc. was held on June 10, 2002, at which the following actions were taken:

1. The stockholders elected a seven-person board of directors. The seven directors elected, together with the voting results for such directors, are as follows:

         NAME                                 FOR                 WITHHELD
         ----                                 ---                 --------
         Peter A. Allen                   31,177,312                  1,808
         Kirkland C. Aly                  31,178,130                    990
         Brian R. Cook                    28,883,488              2,295,632
         C. Rowland Hanson                31,177,325                  1,795
         Frederick T. Hull                31,178,844                    276
         Paul F. Little                   31,178,800                    320
         James M. Weber                   31,178,112                  1,008



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

(a)   Exhibits

      The following exhibits are filed herewith and this list constitutes the exhibit index:

      EXHIBIT NO.                 DOCUMENT DESCRIPTION
      ----------                  --------------------

          3.1         Amendment to Articles of Incorporation, dated May 8, 2002

         10.1 Revolving Credit Agreement, with Addendum, dated June 27, 2002, by and between The Nautilus Group, Inc. and U.S. Bank National Association

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

      The Company filed a report on Form 8-K/A dated April 24, 2002, reporting the acquisition of the assets of StairMaster Sports/Medical, Inc.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       THE NAUTILUS GROUP, INC.

                                       (Registrant)

August 12, 2002                        By: /s/ Brian R. Cook
---------------                        ----------------------------
Date                                   Brian R. Cook, Chief Executive Officer
                                       (Principal Executive Officer)


August 12, 2002                        By: /s/ Rod W. Rice
---------------                        ----------------------------
Date                                   Rod W. Rice, Chief Financial Officer,
                                       Treasurer and Secretary (Principal
                                       Financial and Accounting Officer)