Form 10-Q
period 2002-09-30
NAUTILUS GROUP INC
filed 2002-11-15
CIK 1078207

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                        Commission file number: 000-25867

                            THE NAUTILUS GROUP, INC.
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

                                 (360) 694-7722
                                ----------------
                (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [ ]

Number of shares of issuer's common stock outstanding as of November 12, 2002:
32,554,917


================================================================================

                            THE NAUTILUS GROUP, INC.

                               SEPTEMBER 30, 2002

                               INDEX TO FORM 10-Q

                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)                                 3

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             15

Item 3.      Quantitative and Qualitative Disclosures About
             Market Risk                                                     24

Item 4.      Controls and Procedures                                         24

PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                26

Signatures                                                                   27

Certifications                                                               27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                            THE NAUTILUS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                    September 30,  December 31,
ASSETS                                                  2002           2001
                                                    ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                         $     37,860   $     35,639
  Short-term investments, at amortized cost               25,313         16,070
  Trade receivables (less allowance for
    doubtful accounts of $2,790 and $2,064
    in 2002 and 2001, respectively)                       37,759         24,858
  Inventories, net                                        62,440         45,516
  Prepaid expenses and other current assets                7,738          2,007
  Notes receivable                                         3,004          2,672
  Current deferred tax assets                              2,214          1,425
                                                    ------------   ------------
          Total current assets                           176,328        128,187

PROPERTY, PLANT AND EQUIPMENT, net                        50,963         25,228

GOODWILL                                                  29,755         29,625

OTHER ASSETS, net                                         16,921         10,865
                                                    ------------   ------------
TOTAL ASSETS                                        $    273,967   $    193,905
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                    $     34,635   $     25,256
  Accrued liabilities                                     15,927         10,888
  Income taxes payable                                     4,066          4,792
  Royalty payable to stockholders                          2,531          1,885
  Customer deposits                                          891          1,000
                                                    ------------   ------------
          Total current liabilities                       58,050         43,821

LONG-TERM DEFERRED TAX LIABILITIES                         6,985          2,670

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:
  Common stock - authorized, 75,000,000 shares
    of no par value; issued and outstanding,
    2002: 34,587,667 shares, 2001:
    34,954,790 shares                                        570          4,900
  Retained earnings                                      207,337        142,637
  Accumulated other comprehensive income (loss)            1,025           (123)
                                                    ------------   ------------
          Total stockholders' equity                     208,932        147,414
                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    273,967   $    193,905
                                                    ============   ============

See notes to consolidated financial statements.

                            THE NAUTILUS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                   September 30,
                                              ----------------------------    ----------------------------
                                                  2002            2001            2002            2001
                                              ------------    ------------    ------------    ------------
NET SALES                                     $    152,865    $     88,702    $    429,187    $    238,566

COST OF SALES                                       64,500          33,011         179,892          84,087
                                              ------------    ------------    ------------    ------------
          Gross profit                              88,365          55,691         249,295         154,479
                                              ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  Selling and marketing                             40,654          25,082         106,345          70,867
  General and administrative                         5,602           3,727          19,242          10,343
  Royalties                                          2,915           1,686           7,809           5,008
                                              ------------    ------------    ------------    ------------
          Total operating expenses                  49,171          30,495         133,396          86,218
                                              ------------    ------------    ------------    ------------
OPERATING INCOME                                    39,194          25,196         115,899          68,261
                                              ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest income                                      333             966           1,260           3,478
  Other, net                                          (375)             31            (217)            218
                                              ------------    ------------    ------------    ------------
          Total other income (expense), net            (42)            997           1,043           3,696
                                              ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                          39,152          26,193         116,942          71,957

INCOME TAX EXPENSE                                  14,093           9,429          42,099          25,904
                                              ------------    ------------    ------------    ------------
NET INCOME                                    $     25,059    $     16,764    $     74,843    $     46,053
                                              ============    ============    ============    ============

BASIC EARNINGS PER SHARE                      $       0.72    $       0.48    $       2.14    $       1.31

DILUTED EARNINGS PER SHARE                    $       0.71    $       0.46    $       2.10    $       1.28

Basic shares outstanding                        34,672,293      35,209,547      34,949,988      35,268,137

Diluted shares outstanding                      35,343,184      36,180,686      35,692,274      36,090,841

See notes to consolidated financial statements.

                            THE NAUTILUS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                              ------------------------
                                                                                 2002          2001
                                                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $   74,843    $   46,053
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                4,577         2,392
      Tax benefit of exercise of nonqualified options                              2,868         1,147
      Deferred income taxes                                                        3,526           785
      Loss on sale of property, plant and equipment                                  104          --
      Changes in assets and liabilities, net of the effect of acquisitions:
        Trade receivables                                                         (4,876)       (4,033)
        Inventories                                                              (10,766)       (6,806)
        Prepaid expenses and other current assets                                 (3,350)         (248)
        Trade payables                                                             8,915         6,815
        Income taxes payable                                                        (726)        7,289
        Accrued liabilities and royalty payable to stockholders                    2,794         3,180
        Customer deposits                                                           (109)       (1,239)
                                                                              ----------    ----------
           Net cash provided by operating activities                              77,800        55,335
                                                                              ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                                    (25,364)       (4,004)
  Proceeds from sale of property, plant and equipment                                 26          --
  Decrease (increase) in other assets                                               (212)            8
  Acquisitions, net of cash acquired                                             (24,131)      (67,466)
  Purchases of short-term investments                                            (34,811)      (24,002)
  Proceeds from maturities of short-term investments                              25,568        14,767
  Net increase in note receivable                                                   (332)       (2,740)
                                                                              ----------    ----------
           Net cash used in investing activities                                 (59,256)      (83,437)
                                                                              ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                          2,632         2,116
  Funds used for stock repurchase                                                (19,973)      (16,299)
                                                                              ----------    ----------
           Net cash used in financing activities                                 (17,341)      (14,183)
                                                                              ----------    ----------
Effect of foreign currency exchange rate changes                                   1,018          --
                                                                              ----------    ----------

                                                                                           (Continued)

                            THE NAUTILUS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                      ------------------------
                                                         2002          2001
                                                      ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         $    2,221    $  (42,285)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            35,639        77,181
                                                      ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $   37,860    $   34,896
                                                      ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for income taxes                          $   36,327    $   16,700

SUPPLEMENTAL DISCLOSURE OF OTHER NONCASH
INVESTING ACTIVITY:
  Champion purchase option paid by restricted stock   $     --      $      250


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


                            THE NAUTILUS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In Thousands, Except Share and Per Share Data)
                                   (Unaudited)
--------------------------------------------------------------------------------

1.     BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements of The Nautilus Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") and pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

       The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

       CONSOLIDATION - The consolidated financial statements include The Nautilus Group, Inc. and its wholly-owned subsidiaries (collectively the "Company"). All intercompany transactions and balances have been eliminated.

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

       SFAS No. 142 prescribes a two-phase process for testing the impairment of goodwill and indefinite life intangibles. The first phase, required to be completed by June 30, 2002, tests for impairment. If impairment exists, the second phase, required to be completed by December 31, 2002, measures the impairment. The Company completed its first phase impairment analysis during the second quarter and found no instances of impairment of its recorded goodwill or indefinite life intangibles. Accordingly, no impairment charge has been recorded as a result of adopting SFAS No. 142. Beginning in the fourth quarter of 2002, recorded goodwill and indefinite life intangibles will be tested at least annually for impairment, and more frequently if material changes in events or circumstances arise.

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

2.     ACQUISITIONS

       Effective February 8, 2002, the Company acquired the trade receivables, inventories, property, plant and equipment, certain intangible assets, and the foreign subsidiaries of StairMaster Sports/Medical, Inc. ("StairMaster") for a cash purchase price of approximately $25,785 including acquisition costs. StairMaster was acquired through a bankruptcy auction in the United States Bankruptcy Court for the Western District of Washington that was completed on January 17, 2002.

       The acquired assets include property, plant and equipment used to manufacture, assemble, distribute, and sell fitness equipment, including steppers, stepmills, treadmills, and exercise bicycles.

       The purchase price for StairMaster was determined in the court auction. The Company's bid was formulated on the basis of historical and projected financial performance, which resulted in goodwill that had been recorded in the Company's commercial/retail segment along with the acquired assets and liabilities. The Company financed the acquisition with cash-on-hand.

       The Company has determined that the intangible asset associated with the StairMaster acquisition (a trademark originally valued at $6,200) has an indefinite useful life and thus will not be amortized. The Company will evaluate the useful life of the trademark each reporting period to determine whether events or circumstances warrant a revision to the indefinite useful life assumption or if the asset should be tested for impairment.

       During the third quarter, Quinton Cardiology Systems, Inc. ("Quinton") agreed to acquire certain fixed assets and inventories that the Company acquired in the StairMaster acquisition. As a result of the sale to Quinton, the Company reduced its estimated cost of relocating StairMaster's manufacturing facilities by $861. Accordingly, the StairMaster acquisition cost was reallocated to the assets acquired and liabilities assumed, resulting in no goodwill being recorded.

       The total cost of the StairMaster acquisition subsequent to the Quinton sale has been allocated to the assets acquired and liabilities assumed as follows:

              Cash and cash equivalents                    $      793
              Trade receivables                                 8,025
              Inventories                                       6,158
              Property, plant and equipment                     4,807
              Prepaid and other current assets                  2,381
              Trademark                                         6,115
              Liabilities assumed                              (3,355)
                                                           ----------
                  Total acquisition cost                   $   24,924
                                                           ==========

       Effective September 20, 2001, the Company acquired the trade receivables, inventories, property, plant and equipment, certain intangible assets, and the foreign subsidiaries of the Fitness Division of Schwinn/GT Corp. ("Schwinn Fitness") for a cash purchase price of approximately $69,843 including acquisition costs.

       The Company has determined that the intangible asset associated with the Schwinn Fitness acquisition (a trademark valued at $6,800) has an indefinite useful life. However, as the anticipated use and cash flows from the trademark are expected to be approximately 20 years, the Company will amortize the trademark using the straight-line method over this period. The Company will evaluate the remaining useful life of the trademark that is being amortized each reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization or if the asset should be tested for impairment.

       The unaudited pro forma financial information below for the three months and nine months ended September 30, 2002 and 2001 was prepared as if the transactions involving the acquisitions of StairMaster and Schwinn Fitness had occurred at the beginning of each period presented:

                                          Three Months Ended           Nine Months Ended
                                             September 30,               September 30,
                                      -------------------------   -------------------------
                                          2002          2001          2002          2001
                                      -----------   -----------   -----------   -----------
         Net sales                    $   152,865   $   124,135   $   435,466   $   355,286
         Net income                        25,059        14,966        75,067        40,071
         Basic earnings per share            0.72          0.43          2.15          1.14
         Diluted earnings per share          0.71          0.42          2.10          1.11

       The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transactions occurred at the beginning of the respective year, nor does it purport to indicate the results of future operations of the Company.

3.     INVENTORIES, net

       Inventories consisted of the following:

                                                   September 30,   December 31,
                                                       2002           2001
                                                   ------------   ------------
         Finished goods                            $     43,018   $     34,862
         Work-in-process                                  1,471          1,148
         Parts and components                            17,951          9,506
                                                   ------------   ------------
              Total inventories, net               $     62,440   $     45,516
                                                   ============   ============

4.     PROPERTY, PLANT AND EQUIPMENT, net

       Property, plant and equipment consisted of the following:

                                                           Estimated
                                                          Useful Life   September 30,  December 31,
                                                           (in years)       2002           2001
                                                          -----------   ------------   ------------
         Land                                                 N/A       $      3,395   $      1,780
         Buildings                                            31.5            21,580         11,785
         Computer equipment                                   2-5             21,684         10,088
         Production equipment                                  5              12,230          6,567
         Furniture and fixtures                                5               1,404          1,464
         Automobiles and trucks                                7                 495            349
                                                                        ------------   ------------
              Total property, plant and equipment                             60,788         32,033
         Accumulated depreciation                                             (9,825)        (6,805)
                                                                        ------------   ------------
              Total property, plant and equipment, net                  $     50,963   $     25,228
                                                                        ============   ============

5.     GOODWILL AND OTHER ASSETS, net

       Other assets consisted of the following:

                                              September 30,  December 31,
                                                  2002           2001
                                              ------------   ------------

         Trademarks and patents               $     17,510   $     11,395
         Other assets                                  515            303
                                              ------------   ------------
              Total other assets                    18,025         11,698
         Accumulated amortization                   (1,104)          (833)
                                              ------------   ------------
              Total other assets, net         $     16,921   $     10,865
                                              ============   ============

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

       As discussed in Note 2, StairMaster goodwill was reduced to zero as a result of the sale of certain assets to Quinton. The change in goodwill of $130 from December 31, 2001 to September 30, 2002 is attributed entirely to the effect of foreign currency exchange rate changes.

       As discussed in Note 1, the Company adopted SFAS No. 142 on January 1, 2002. In accordance with SFAS No. 142, the effect of this statement, which ceased the amortization of the Nautilus trademark, is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the three months and nine months ended September 30, 2001 is as follows:

                                              Three Months Ended        Nine Months Ended
                                                 September 30,             September 30,
                                            -----------------------   -----------------------
                                               2002         2001         2002         2001
                                            ----------   ----------   ----------   ----------
         Reported net income                $   25,059   $   16,764   $   74,843   $   46,053
         Amortization expense, net of tax         --             34         --            104
                                            ----------   ----------   ----------   ----------
         Adjusted net income                $   25,059   $   16,798   $   74,843   $   46,157
                                            ==========   ==========   ==========   ==========

         Basic earnings per share:
           Reported net income              $     0.72   $     0.48   $     2.14   $     1.31
           Adjusted net income              $     0.72   $     0.48   $     2.14   $     1.31

         Diluted earnings per share:
           Reported net income              $     0.71   $     0.46   $     2.10   $     1.28
           Adjusted net income              $     0.71   $     0.46   $     2.10   $     1.28


       Amortization of intangible assets for the three months and nine months ended September 30, 2002 was $90 and $271, respectively. The estimated amortization expense for the next five years is $362 each year. Such estimated amortization will change if businesses or portions thereof are either acquired or disposed, or if changes in events or circumstances warrant the revision of estimated useful lives.

6.     ACCRUED LIABILITIES

       Accrued liabilities consisted of the following:

                                               September 30,  December 31,
                                                   2002           2001
                                               ------------   ------------
         Accrued warranty expense              $      5,283   $      2,413
         Accrued payroll                              5,917          4,852
         Sales return reserve                         2,550          2,100
         Other                                        2,177          1,523
                                               ------------   ------------
              Total accrued liabilities        $     15,927   $     10,888
                                               ============   ============

7.     COMPREHENSIVE INCOME

       Comprehensive income and its components are as follows:

                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                      -------------------   -------------------
                                        2002       2001       2002       2001
                                      --------   --------   --------   --------

         Net income                   $ 25,059   $ 16,764   $ 74,843   $ 46,053
         Foreign currency
           translation adjustment          432       --        1,148       --
                                      --------   --------   --------   --------
         Comprehensive income         $ 25,491   $ 16,764   $ 75,991   $ 46,053
                                      ========   ========   ========   ========

       The foreign currency translation adjustment for the three months and nine months ended September 30, 2002 is due to the translation of the financial statements of the foreign subsidiaries acquired as part of Schwinn Fitness and StairMaster.

8.     RESEARCH AND DEVELOPMENT

       Internal research and development costs are expensed as incurred and included in cost of sales. Third party research and development costs are expensed when the contracted work has been performed.

       Research and development expense was $1,357 and $507 for the three months ended September 30, 2002 and 2001, respectively. Research and development expense was $3,218 and $1,406 for the first nine months of 2002 and 2001, respectively.

9.     STOCK OPTIONS

       There were 350,977 options exercised at prices ranging from $0.24 to $23.02 per share during the nine months ended September 30, 2002. There were 256,075 new options granted at exercise prices ranging from $28.81 to $37.70 per share during that period. There were 27,625 options canceled at prices ranging from $6.07 to $37.70 per share during the nine months ended September 30, 2002. As of September 30, 2002, out of a total of 1,603,854 options outstanding, there were 582,850 options outstanding with exercise prices that exceeded the closing market price of the Company's common stock as listed on the New York Stock Exchange.

10.    OPERATING SEGMENTS

       The following table presents selected information about the Company's two operating segments:

                                                                                 Commercial/
                                                     Direct                        Retail                        Total
                                          ---------------------------   ---------------------------   ---------------------------
                                          Three Months    Nine Months   Three Months    Nine Months   Three Months    Nine Months
                                          ------------    -----------   ------------    -----------   ------------    -----------
         Period Ended September 30, 2002

         Net sales                         $  107,034     $  301,204     $   45,831     $  127,983     $  152,865     $  429,187
                                           ==========     ==========     ==========     ==========     ==========     ==========
         Segment net income (loss)         $   26,021     $   73,644     $     (962)    $    1,199     $   25,059     $   74,843
                                           ==========     ==========     ==========     ==========     ==========     ==========
         Period Ended September 30, 2001

         Net sales                         $   74,010     $  210,529     $   14,692     $   28,037     $   88,702     $  238,566
                                           ==========     ==========     ==========     ==========     ==========     ==========
         Segment net income                $   15,807     $   44,918     $      957     $    1,135     $   16,764     $   46,053
                                           ==========     ==========     ==========     ==========     ==========     ==========

                                                          Commercial/
                                             Direct         Retail         Total
                                           ----------     ----------     ----------

         As of September 30, 2002

         Segment assets                    $  136,470     $  137,497     $  273,967
                                           ==========     ==========     ==========
         As of December 31, 2001

         Segment assets                    $   87,264     $  106,641     $  193,905
                                           ==========     ==========     ==========

11.    EARNINGS PER SHARE

       Basic and diluted earnings per share ("EPS") are reconciled as follows:

                                                      Three Months Ended                           Three Months Ended
                                                      September 30, 2002                           September 30, 2001
                                           ----------------------------------------     ----------------------------------------
                                                                         Per Share                                    Per Share
                                             Income         Shares         Amount         Income         Shares         Amount
                                           ----------     ----------     ----------     ----------     ----------     ----------
         Basic EPS:
           Net income                      $   25,059     34,672,293     $     0.72     $   16,764     35,209,547     $     0.48

         Effect of dilutive securities:
           Stock options                          --         670,891          (0.01)           --         971,139          (0.02)
                                           ----------     ----------     ----------     ----------     ----------     ----------
         Diluted EPS:
           Net income                      $   25,059     35,343,184     $     0.71     $   16,764     36,180,686     $     0.46
                                           ==========     ==========     ==========     ==========     ==========     ==========

                                                      Nine Months Ended                            Nine Months Ended
                                                      September 30, 2002                           September 30, 2001
                                           ----------------------------------------     ----------------------------------------
                                                                         Per Share                                    Per Share
                                             Income         Shares         Amount         Income         Shares         Amount
                                           ----------     ----------     ----------     ----------     ----------     ----------
         Basic EPS:
           Net income                      $   74,843     34,949,988     $     2.14     $   46,053     35,268,137     $     1.31

         Effect of dilutive securities:
           Stock options                          --         742,286          (0.04)           --         822,704          (0.03)
                                           ----------     ----------     ----------     ----------     ----------     ----------
         Diluted EPS:
           Net income                      $   74,843     35,692,274     $     2.10     $   46,053     36,090,841     $     1.28
                                           ==========     ==========     ==========     ==========     ==========     ==========

       Outstanding stock options of 266,075 and 244,075 for the three months and nine months ended September 30, 2002 were not included in the calculation of diluted earnings per share because they would be antidilutive. There were no antidilutive stock options outstanding for the three months and nine months ended September 30, 2001.

12.    STOCK REPURCHASE PROGRAM

       In June 2002, the Board of Directors authorized the expenditure of up to $20,000 to purchase shares of the Company's common stock in open-market transactions. During the nine months ended September 30, 2002, the Company repurchased a total of 718,100 shares of common stock in open market transactions for an aggregate purchase price of $19,973. The authorization expired on August 31, 2002.

       In October 2002, the Board of Directors authorized the repurchase of the Company's common stock in open-market transactions from time to time, commencing October 21, 2002 through and including January 31, 2003, provided the aggregate amount spent on such repurchases during this period will not exceed $30,000.

13.    COMMITMENTS AND CONTINGENCIES

       The Company is subject to litigation, claims and assessments in the ordinary course of business, many of which are covered in whole or in part by insurance. Management believes that any liability resulting from such matters will not have any material adverse effect on the Company's financial position, results of operations, or cash flows.

14.    SUBSEQUENT EVENT

       On October 2, 2002, the Company sold certain assets acquired through the acquisition of StairMaster to Quinton for $1,725. These assets consisted of medical treadmill manufacturing fixed assets and inventories, which StairMaster used for outsourced production of Quinton branded medical treadmills. As of September 30, 2002, the assets held for sale are recorded in prepaid expenses and other current assets. Payment is to be made by $1,000 in cash and a $725 promissory note payable quarterly over a two-year period at prime plus 2%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "could," "may," "will," "should," "plan," "believes," "anticipates," "estimates," "predicts," "expects," "projections," "potential," "continue," or words of similar import, constitute "forward-looking statements." Investors are cautioned that all forward-looking statements involve risks and uncertainties, and various factors could cause actual results to differ materially from those in the forward-looking statements. From time to time and in this Form 10-Q, we may make forward-looking statements relating to our financial performance, including the following:

o    Anticipated revenues, expenses, and gross margins;
o    Seasonal patterns;
o    Expense as a percentage of revenue;
o    Anticipated earnings;
o    New product introductions; and
o    Future capital expenditures.

Numerous factors could affect our actual results, including the following:


o    The availability of media time and fluctuating advertising costs;
o    A decline in consumer spending due to unfavorable economic conditions;
o    Expiration of important patents;
o    Our reliance on a limited product line;
o    Our ability to effectively develop, market, and sell future products;
o Growth management challenges, including the growth resulting from the acquisition of the assets of the Fitness Division of Schwinn/GT Corp. ("Schwinn Fitness") in September 2001, and the acquisition of the assets of StairMaster Sports/Medical, Inc. ("StairMaster") in February 2002;
o Our ability to integrate the StairMaster business, and any other acquired businesses into our operations;
o    Our reliance on the consumer finance market;
o    Our ability to adequately protect our intellectual property;
o    Our reliance on third-party manufacturers;
o    Government regulatory action;
o    Changes in global political, regulatory, or economic conditions; and
o Economic impacts from currency fluctuations in the Company's international operations.

We describe certain of these and other key risk factors elsewhere in more detail in this Form 10-Q and in our most recent annual report on Form 10-K. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We undertake no obligation to update publicly any forward-looking statements to reflect new information, events, or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

We have identified the most critical accounting policies for our Company. These critical policies involve the most complex or subjective decisions or assessments and consist of warranty reserves, sales return reserves, and the allowance for doubtful accounts.

WARRANTY RESERVES

The product warranty reserve includes the cost to manufacture (raw materials, labor and overhead) or purchase warranty parts from our suppliers as well as the cost to ship those parts to our customers. In addition, the cost of a technician to install a warranted part on our manufactured commercial equipment is also included.

The warranty reserve is based on our historical experience with each product. A warranty reserve is established for new products based on historical experience with similar products, adjusted for any technological advances in manufacturing or materials used. Thorough testing of new products in the development stage helps to identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing limit our exposure to warranty claims. We track warranty claims by part and reason for claim in order to identify any potential warranty trends.

If our quality control efforts were to fail to detect a fault in one of our products, we could experience an increase in warranty claims resulting in an increase in the warranty reserve. A change in our warranty reserve could have a significant impact on our current and future financial position, results of operations and cash flows.

SALES RETURN RESERVES

The sales return reserve is based on our historical experience of product returns during the trial period in which a customer can return a product for the full purchase price, less shipping and handling in most instances. The trial periods for Bowflex, Champion Nutrition, and Nautilus Sleep Systems product lines are six weeks, 30 days, and 90 days, respectively. Trial periods are not offered on our other product lines. We track all product returns in order to identify any potential customer satisfaction trends. Our return reserve may be sensitive to a change in our customers' ability to pay during the trial period due to unforeseen economic circumstances and to different product introductions that might fulfill the customers' needs at a perceived better value. A change in our sales return reserve could have a significant impact on our current and future financial position, results of operations and cash flows.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is based on our historical experience adjusted for any known uncollectible amounts. We periodically review the creditworthiness of our customers to help ensure collectibility. Our allowance is sensitive to changes in our customers' ability to pay due to unforeseen changes in the economy, including the bankruptcy of a major customer, our efforts to actively pursue collections, and increases in chargebacks. Any major change in the aforementioned factors may result in increasing the allowance for doubtful accounts, which could have a significant impact on our current and future financial position, results of operations and cash flows.

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

STATEMENT OF OPERATIONS DATA - THREE MONTHS ENDED SEPTEMBER 30

The following table presents certain financial data regarding our third quarter operations in 2002 and 2001, as a percentage of total revenues:


                                           Quarter Ended September 30,
                                           --------------------------
         Statement of Operations Data         2002           2001
                                           ----------     ----------
         Net sales                              100.0%         100.0%
         Cost of sales                           42.2           37.2
                                           ----------     ----------
              Gross profit                       57.8           62.8
                                           ----------     ----------
         Operating expenses:
           Selling and marketing                 26.6           28.3
           General and administrative             3.7            4.2
           Royalties                              1.9            1.9
                                           ----------     ----------
              Total operating expenses           32.2           34.4
                                           ----------     ----------
         Operating income                        25.6           28.4
              Other income (expense), net         0.0            1.1
                                           ----------     ----------
         Income before income taxes              25.6           29.5
         Income tax expense                       9.2           10.6
                                           ----------     ----------
         Net income                              16.4%          18.9%
                                           ==========     ==========


COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

NET SALES

Net sales increased by 72.3% to $152.9 million in the third quarter of 2002 from $88.7 million in the third quarter of 2001. The increase in sales was driven by the growth in our direct segment and continued expansion of our commercial/retail business. Excluding our acquisitions of Schwinn Fitness and StairMaster, sales grew 39.7% on a consolidated basis compared to the same period a year ago. During the third quarter of 2002, we continued to increase the consumer awareness of our Bowflex and Nautilus Sleep Systems product lines. Meanwhile, we have continued to expand our commercial/retail segment, where we have grown the Nautilus brand, integrated the acquisition of the Schwinn Fitness business, and continue to integrate StairMaster, which we acquired in the first quarter of 2002. Looking ahead, we expect sequentially stronger fourth quarter consolidated net sales based on seasonal buying patterns and initial shipments of our new retail products. We continue to expect 2002 consolidated sales to increase by approximately 60% compared to 2001 on a year-over-year basis.

Sales in our direct segment are comprised primarily of sales from our Bowflex product line. However, as sales from our Nautilus Sleep Systems product line continue to grow, they have become an increasingly important component of our direct segment business. Sales within our direct segment were $107.0 million in the third quarter of 2002, an increase of 44.6% over the third quarter of 2001. A significant reason for the increase in direct segment sales can be attributed to the introduction of our high-end Bowflex "Ultimate" at the end of the fourth quarter of 2001. the "Ultimate" has been well received by consumers leading to sequential growth in the average selling price from our Bowflex product line in each quarter since its introduction. We continued to experience increased net sales from our Bowflex product line due to higher average sales prices despite a slight sequential decline in Bowflex units sold during the third quarter of 2002, as we believe our targeted consumers prefer premium products like our "Ultimate." We experienced changes in the advertising environment as the third quarter progressed as costs rose due to heightened demand for advertising time. If this higher advertising cost environment continues, fourth quarter direct segment revenue is expected to show year-over-year growth but not necessarily sequential growth as we manage our advertising spending to optimize profitability. Our direct segment accounted for 70.0% of our aggregate net sales in the quarter, down from 83.4% in the third quarter of 2001, as we continued our strategy of diversification into the commercial and retail markets.

Sales within our commercial/retail segment were $45.8 million in the third quarter of 2002, an increase of 211.9% over third quarter of 2001. Excluding our acquisitions of Schwinn Fitness and StairMaster, sales grew 5.1% in the commercial/retail segment. Our commercial/retail segment now accounts for 30.0% of our net sales, up from 16.6% in the third quarter of 2001 as we continue to execute our strategy of expanding our presence, product lines, and brands across all our channels, especially within the commercial/retail segment. In August of 2002, we expanded our product lines with the introduction of 16 new retail products, which were first shown at the Health and Fitness Business show in Denver, Colorado. The new retail products branded under our Nautilus name include treadmills, stationary bicycles, an elliptical motion trainer, home strength equipment, and heart rate monitors. We also introduced new products under our Schwinn brand name including indoor cycling bicycles and an elliptical motion trainer. In addition to the 16 new retail products, many of our existing products were updated and enhanced. We will begin shipping the majority of our new products during the fourth quarter. In 2002, with a full year of results from Schwinn Fitness and with the acquisition of StairMaster, we expect our commercial/retail segment will account for approximately 32.0% to 33.0% of total sales. Our retail business is highly seasonal. We believe that sales within our commercial/retail segment are considerably lower in the second quarter of the year compared to the other quarters. Our strongest quarter for the commercial/retail segment should be the fourth quarter, followed by the first and third quarters. We believe the principal reason for this trend is the commercial/retail fitness industry's preparation for the impact of New Year's fitness resolutions and seasonal weather patterns related to colder winter months.

GROSS PROFIT

Gross profits continued to be strong, growing 58.7% to $88.4 million in the third quarter of 2002 from $55.7 million in the same period a year ago. However, due to our product diversification strategy, which has increased sales of inherently lower margin products in the commercial/retail segment, our overall gross profit margin as a percentage of sales decreased to 57.8% in the third quarter of 2002, compared to 62.8% in the third quarter of 2001. We expect this trend to continue as we increase sales in the commercial/retail segment of the market relative to our total sales. For the remainder of 2002, as commercial/retail segment sales increase, we expect our combined gross margin to be in the range of 55% to 57%.

The gross profit margin within our direct segment was 74.7% in the third quarter of 2002 and 69.6% in the third quarter of 2001. Gross margins on our Bowflex product line continue to be very strong as we gain cost reductions from vendors and shipping cost savings. The decrease in gross margins within our commercial/retail segment to 18.4% in the third quarter of 2002, compared with 28.7% in the third quarter of 2001, was largely due to discounts offered on sales of discontinued retail products and manufacturing inefficiencies associated with moves and the consolidation of our treadmill facilities. More specifically, our consumer treadmill manufacturing operations were shut down in mid-July due to a facility move and production did not resume until mid-August. These events were isolated to the third quarter, and we expect to see substantial improvement in gross margin during the fourth quarter as we achieve seasonally higher sales levels and begin shipments of our new retail products.

OPERATING EXPENSES

SELLING AND MARKETING

Selling and marketing expenses grew to $40.7 million in the third quarter of 2002 from $25.1 million in the same period a year ago, an increase of 62.1%. This increase in selling and marketing expenses resulted primarily from the expansion of our direct marketing campaign for Bowflex products and Nautilus Sleep Systems, higher advertising costs as the third quarter progressed due to heightened demand for advertising time, and the acquisitions of Schwinn Fitness and Stairmaster.

As a percentage of net sales, overall selling and marketing expenses decreased to 26.6% in the third quarter of 2002 from 28.3% in the third quarter of 2001. The decrease was a result of our planned product diversification efforts leading to a higher proportion of commercial/retail segment sales. Selling and marketing expenses within our direct segment were 31.9% of net sales in the third quarter of 2002, compared to 31.6% in the third quarter of 2001. For the remainder of 2002, we expect our combined selling and marketing expenses to be in the range of 25% to 27% of total sales.

GENERAL AND ADMINISTRATIVE

General and administrative expenses grew to $5.6 million in the third quarter of 2002 from $3.7 million in the same period a year ago, an increase of $1.9 million, or 50.3%. Our commercial/retail operations accounted for the majority of the increase due primarily to our Schwinn Fitness and StairMaster acquisitions. As a percentage of net sales, general and administrative expenses decreased to 3.7% in the third quarter of 2002 from 4.2% in the same period a year ago. While we have experienced some increases in overhead related to our acquisitions, we continue to work to control costs as our business grows. For the remainder of 2002, we expect our combined general and administrative expenses to be in the range of 4% to 5% of total sales.

ROYALTIES

Royalty expense grew to $2.9 million in the third quarter of 2002 from $1.7 million in the same period a year ago, an increase of 72.9%. Our direct and commercial/retail segments have several agreements under which we are obligated to pay royalty fees on certain products. The increase in our royalty expense is primarily attributable to the increased sales of our Bowflex products in the quarter, along with sales of other products under royalty agreements that have been added as part of our product diversification strategy. Our royalty expenses will fluctuate consistently with sales of our Bowflex products, and will also be impacted by fluctuations in sales of other products that have royalty agreements.

OTHER INCOME (EXPENSE)

In the third quarter of 2002, other expense was $42 thousand compared to other income of $1.0 million for the same period a year ago. The decrease resulted primarily from lower interest earned on invested cash and cash equivalents due to lower average interest rates in 2002 coupled with lower invested cash balances. Interest income decreased to $0.3 million in the third quarter of 2002 from $1.0 million in the same period a year ago.

INCOME TAX EXPENSE

Income tax expense increased by $4.7 million to $14.1 million for the third quarter of 2002 from $9.4 million for the same period of 2001 due to the growth in our income before taxes. We expect our income tax expense to fluctuate in line with changes in our income before taxes.

NET INCOME

For the reasons discussed above, net income grew to $25.1 million in the third quarter of 2002 from $16.8 million in the same period a year ago, an increase of 49.5%. We continue to expect 2002 net income to increase by approximately 50% compared to 2001 on a year-over-year basis.

STATEMENT OF OPERATIONS DATA - NINE MONTHS ENDED SEPTEMBER 30

The following table presents certain financial data regarding operations for the first nine months in 2002 and 2001, as a percentage of total revenues:

                                               Nine Months Ended
                                                 September 30,
                                           -------------------------
         Statement of Operations Data         2002           2001
                                           ----------     ----------
         Net sales                              100.0%         100.0%
         Cost of sales                           41.9           35.2
                                           ----------     ----------
              Gross profit                       58.1           64.8
                                           ----------     ----------
         Operating expenses:
           Selling and marketing                 24.8           29.7
           General and administrative             4.5            4.3
           Royalties                              1.8            2.1
                                           ----------     ----------
              Total operating expenses           31.1           36.1
                                           ----------     ----------
         Operating income                        27.0           28.7
              Other income, net                   0.2            1.5
                                           ----------     ----------
         Income before income taxes              27.2           30.2
         Income tax expense                       9.8           10.9
                                           ----------     ----------
         Net income                              17.4%          19.3%
                                           ==========     ==========

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NET SALES

Net sales grew by 79.9% to $429.2 million in the first nine months of 2002 from $238.6 million in the same period in 2001. Sales were driven by the growth in our direct segment and the continued expansion into the commercial/retail market segment. Excluding our acquisitions of Schwinn Fitness and StairMaster, sales grew 40.3% on a consolidated basis compared to the same period a year ago. During the first six months of 2002, we took advantage of favorable advertising costs and availability to increase the consumer awareness of our Bowflex and Nautilus Sleep Systems product lines. As the third quarter progressed, however, advertising costs increased due to heightened demand for advertising time.

Sales within our direct segment were $301.2 million in the first nine months of 2002, an increase of 43.1% over the same period of 2001. Our direct segment accounted for 70.2% of our aggregate net sales in the first nine months of 2002 down from 88.2% in the same period of 2001, as we continued our strategy of diversification in the commercial/retail segment.

Sales within our commercial/retail segment were $128.0 million in the first nine months of 2002, an increase of 356.5% over the same period of 2001. Excluding our acquisitions of Schwinn Fitness and StairMaster, sales grew 15.6% in the commercial/retail segment. Our commercial/retail segment now accounts for 29.8% of our net sales, up from 11.8% in the first nine months of 2001 as we continue to execute our strategy of expanding our presence, product lines, and brands across all our channels, especially within the commercial/retail segment.

GROSS PROFIT

Gross profits grew 61.4% to $249.3 million in the first nine months of 2002 from $154.5 million in the same period a year ago. However, due to our product diversification strategy, which has increased sales of inherently lower margin products in the commercial/retail segment, our overall gross profit margin as a percentage of sales decreased to 58.1% in the first nine months of 2002 from 64.8% in the first nine months of 2001. We expect this trend to continue as we further expand our business in the commercial/retail segment. The gross profit margin within our direct segment was 73.1% in the first nine months of 2002 and 69.3% in the first nine months of 2001. The decrease in gross margins within our commercial/retail segment to 22.7% in the first nine months of 2002, compared with 31.0% in the first nine months of 2001, was largely due to the Schwinn Fitness and StairMaster acquisitions. Commercial/retail segment gross margins were also impacted in the third quarter of 2002 by discounts offered on sales of discontinued retail products and manufacturing inefficiencies associated with moves and the consolidation of our treadmill facilities.

OPERATING EXPENSES

SELLING AND MARKETING

Selling and marketing expenses grew to $106.3 million in the first nine months of 2002 from $70.9 million in the same period a year ago, an increase of 50.1%. This increase in selling and marketing expenses resulted primarily from the expansion of our direct marketing campaign for Bowflex products and Nautilus Sleep Systems, higher advertising costs as the third quarter progressed due to heightened demand for advertising time, and the acquisitions of Schwinn Fitness and Stairmaster. As a percentage of net sales, overall selling and marketing expenses decreased to 24.8% in the first nine months of 2002 from 29.7% in the first nine months of 2001. The decrease was primarily a result of executing our product diversification strategy leading to a higher proportion of commercial/retail segment sales. Selling and marketing expenses within our direct segment were 29.5% of net sales in the first nine months of 2002, compared to 31.4% in the first nine months of 2001.

GENERAL AND ADMINISTRATIVE

General and administrative expenses grew to $19.2 million in the first nine months of 2002 from $10.3 million in the same period a year ago, an increase of $8.9 million, or 86.0%. Our commercial/retail segment accounted for $6.9 million of the increase due primarily to our Schwinn Fitness and StairMaster acquisitions. Our direct segment accounted for the remaining increase of $2.0 million due primarily to increased staffing and infrastructure expenses necessary to support our continuing growth. As a percentage of net sales, general and administrative expenses increased to 4.5% in the first nine months of 2002 from 4.3% in the same period a year ago.

ROYALTIES

Royalty expense grew to $7.8 million in the first nine months of 2002 from $5.0 million in the same period a year ago, an increase of 55.9%. The increase in our royalty expenses is primarily attributable to increased sales of our Bowflex products.

OTHER INCOME (EXPENSE)

In the first nine months of 2002, other income was $1.0 million compared to $3.7 million for the same period a year ago. The decrease resulted primarily from lower interest earned on invested cash and cash equivalents due to lower average interest rates in 2002 coupled with lower invested cash balances.

INCOME TAX EXPENSE

Income tax expense increased by $16.2 million to $42.1 million for the first nine months of 2002 from $25.9 million for the same period of 2001 because of the growth in our income before taxes.

NET INCOME

For the reasons discussed above, net income grew to $74.8 million in the first nine months of 2002 from $46.1 million in the same period a year ago, an increase of 62.5%.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our growth and acquisitions primarily from cash generated by our operating activities. During the first nine months of 2002, our operating activities generated $77.8 million in net cash, which contributed to an aggregate $37.9 million balance in cash and cash equivalents and $25.3 million of short-term investments, compared with $55.3 million net cash generated by our operating activities in the first nine months of 2001.

Net cash used in our investing activities decreased substantially in the first nine months of 2002 to $59.3 million from $83.4 million in the first nine months of 2001. This was primarily due to the acquisition of StairMaster in February of 2002 for $24.1 million, net of cash acquired, versus the acquisition of Schwinn Fitness in September of 2001 for $67.5 million, net of cash acquired. Additionally, we used $25.4 million during the first nine months of 2002 for capital expenditures primarily consisting of land and buildings, manufacturing equipment, and computer systems and related equipment. We purchased land and a building in Colorado for $6.7 million, including improvements, which serves as the commercial/retail segment headquarters. We also purchased land and buildings in Texas and Virginia for $3.1 million, including improvements, that serve as manufacturing and warehouse facilities. We invested $1.2 million in tooling for manufacturing our new products. We invested $1.4 million at our corporate headquarters in Washington to consolidate our Washington operations and to expand our call center. We invested $12.2 million in capital expenditures for our direct segment computer systems and related equipment to support the growth of the business. Finally, we invested $9.2 million in net purchases of short-term investments due to our strong cash flows generated from operations.

Net cash used in financing activities was $17.3 million in the first nine months of 2002 attributed to Company stock repurchases of $20.0 million offset by stock option exercises. We used $14.2 million of net cash for financing activities during the first nine months of 2001 for Company stock repurchases of $16.3 million offset by stock option exercises.

Our working capital needs have increased as we continue to implement our growth strategy. Working capital was $118.3 million at September 30, 2002 compared to $84.4 million at December 31, 2001, largely due to increased inventory and trade receivable levels. The $16.9 million increase in inventories was due to factors in both our business segments. Direct segment inventories increased for the purposes of building safety stock in response to the possibility that a West Coast longshoremen strike would delay shipments from Asian suppliers and to catch up with demand for the Bowflex "Ultimate." Commercial/retail segment inventories increased in anticipation of increased sales, especially of new products, during the fourth quarter of 2002 and the addition of inventories associated with the acquisition of StairMaster. The $12.9 million increase in trade receivables can primarily be attributed to the seasonal timing of orders in the last month of the third quarter for the commercial/retail segment, as more sales occur in September because retailers and commercial fitness centers take delivery of products for the fitness season, which typically begins in October. Also contributing to the increase in receivables was the acquisition of StairMaster. We expect that our working capital will increase going forward as a result of our anticipated future profitability.

We maintain a $10 million line of credit with a bank. The line of credit is secured by certain assets and contains certain financial covenants. As of the date of this filing, we are in compliance with the covenants applicable to the line of credit, and there is no outstanding balance under the line.

As of September 30, 2002, the Company had no contractual capital obligations or commercial commitments other than operating leases.

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

SFAS No. 142 prescribes a two-phase process for testing the impairment of goodwill and indefinite life intangibles. The first phase, required to be completed by June 30, 2002, tests for impairment. If impairment exists, the second phase, required to be completed by December 31, 2002, measures the impairment. The Company completed its first phase impairment analysis during the current quarter and found no instances of impairment of its recorded goodwill or indefinite life intangibles. Accordingly, no impairment charge has been recorded as a result of adopting SFAS No. 142. Beginning in the fourth quarter of 2002, recorded goodwill and indefinite life intangibles will be tested at least annually for impairment, and more frequently if material changes in events or circumstances arise.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

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

FOREIGN EXCHANGE RISK

The Company is exposed to foreign exchange risk to the extent of currency fluctuations mainly in Europe. Based on the relative size of the Company's foreign operations, management believes that its exposure to foreign exchange risk is not material, and that any possible near-term changes in the related exchange rates would not have a material impact on the Company's financial position, results of operations, or cash flows.

INTEREST RATE RISK

The Company has financed its growth through cash generated from operations. At September 30, 2002, the Company had no outstanding borrowings and was not subject to any related interest rate risk. The Company invests in liquid debt instruments purchased with maturity dates of less than one year. Due to the short-term nature of those investments, management believes that any possible near-term changes in related interest rates would not have a material impact on the Company's financial position, results of operations, or cash flows.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (Exchange Act), as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition of "disclosure controls and procedures" in Exchange Act Rule 15d-14(c).

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls and procedures including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date of our most recent evaluation.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)    Exhibits

       The following exhibits are filed herewith and this list constitutes the exhibit index:

       EXHIBIT NO.     DOCUMENT DESCRIPTION
       -----------     --------------------

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


                              THE NAUTILUS GROUP, INC.

November 12, 2002             By: /s/ Brian R. Cook
-----------------             ---------------------------
Date                          Brian R. Cook, Chief Executive Officer
                              (Principal Executive Officer)



November 12, 2002             By: /s/ Rod W. Rice
-----------------             ---------------------------
Date                          Rod W. Rice, Chief Financial Officer, Treasurer
                              and Secretary (Principal Financial and Accounting
                              Officer)


                                  CERTIFICATION

I, Brian R. Cook, Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Nautilus
Group;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 12, 2002                   By: /s/ Brian R. Cook
-----------------                   --------------------------------------
Date                                Brian R. Cook, Chief Executive Officer


                                  CERTIFICATION

I, Rod W. Rice, Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Nautilus
Group;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 12, 2002                   By: /s/ Rod W. Rice
-----------------                   ------------------------------------
Date                                Rod W. Rice, Chief Financial Officer,
                                    Treasurer and Secretary