Form 10-K
period 2002-12-31
NAUTILUS GROUP INC
filed 2003-03-31
CIK 1078207

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ X ] No [ ]

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price ($30.60) as reported on the New York Stock Exchange, as of the last business day of the Registrant's most recently completed second fiscal quarter (June 28, 2002) was $955,486,958.

The number of shares outstanding of the Registrant's Common Stock as of March 1, 2003 was 32,528,850 shares.

                       -----------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2003 Annual Meeting of Stockholders.
================================================================================

                            THE NAUTILUS GROUP, INC.

                          2002 FORM 10-K ANNUAL REPORT

                                     PART I

Item 1.  Business                                                             4

Item 2.  Properties                                                          22

Item 3.  Legal Proceedings                                                   22

Item 4.  Submission of Matters to a Vote of Security Holders                 23

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                                 23

Item 6.  Selected Consolidated Financial Data                                23

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 25

Item 7A. Quantitative and Qualitative Disclosures About Market Risk          37

Item 8.  Consolidated Financial Statements and Supplementary Data            37

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                59

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                  59

Item 11. Executive Compensation                                              59

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                          59

Item 13. Certain Relationships and Related Transactions                      59

Item 14. Controls and Procedures                                             59

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                                 60

Signatures                                                                   63

Certifications                                                               64

                                     PART I

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "COULD," "MAY," "WILL," "SHOULD," "PLAN," "BELIEVES," "ANTICIPATES," "ESTIMATES," "PREDICTS," "EXPECTS," "PROJECTIONS," "POTENTIAL," "CONTINUE," AND WORDS OF SIMILAR IMPORT, CONSTITUTE "FORWARD-LOOKING STATEMENTS." INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FROM TIME TO TIME AND IN THIS FORM 10-K, WE MAY MAKE FORWARD-LOOKING STATEMENTS RELATING TO OUR FINANCIAL PERFORMANCE, INCLUDING THE FOLLOWING:

o       ANTICIPATED REVENUES, EXPENSES AND GROSS MARGINS;
o       SEASONAL PATTERNS;
o       EXPENSE AS A PERCENTAGE OF REVENUE;
o       ANTICIPATED EARNINGS;
o       NEW PRODUCT INTRODUCTIONS; AND
o       FUTURE CAPITAL EXPENDITURES.

NUMEROUS FACTORS COULD AFFECT OUR ACTUAL RESULTS, INCLUDING THE FOLLOWING:

o       THE AVAILABILITY OF MEDIA TIME AND FLUCTUATING ADVERTISING RATES;
o       A DECLINE IN CONSUMER SPENDING DUE TO UNFAVORABLE ECONOMIC CONDITIONS;
o       EXPIRATION OF IMPORTANT PATENTS;
o       OUR RELIANCE ON A LIMITED PRODUCT LINE;
o       OUR ABILITY TO EFFECTIVELY DEVELOP, MARKET AND SELL FUTURE PRODUCTS;
o GROWTH MANAGEMENT CHALLENGES, INCLUDING THE GROWTH RESULTING FROM THE ACQUISITION OF THE ASSETS OF THE FITNESS DIVISION OF SCHWINN/GT CORP. ("SCHWINN FITNESS") IN SEPTEMBER 2001 AND THE ACQUISITION OF THE ASSETS OF STAIRMASTER SPORTS/MEDICAL, INC. ("STAIRMASTER") IN FEBRUARY 2002;
o       OUR ABILITY TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY;
o       OUR ABILITY TO INTEGRATE ANY ACQUIRED BUSINESSES INTO OUR OPERATIONS;
o       OUR RELIANCE ON THE CONSUMER FINANCE MARKET;
o       OUR RELIANCE ON THIRD-PARTY MANUFACTURERS;
o       GOVERNMENT REGULATORY ACTION; AND
o       CHANGES IN FOREIGN CONDITIONS THAT COULD IMPAIR OUR INTERNATIONAL SALES.

WE DESCRIBE CERTAIN OF THESE AND OTHER KEY RISK FACTORS ELSEWHERE IN MORE DETAIL IN THIS FORM 10-K. ALTHOUGH WE BELIEVE THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, OR ACHIEVEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, EVENTS, OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-K OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

ITEM 1. BUSINESS
----------------
INTRODUCTION

The Nautilus Group, Inc. is a leading marketer, developer and manufacturer of branded health and fitness products sold under such well-known names as Nautilus, Bowflex, Schwinn, StairMaster and Trimline. We market and sell our Bowflex and Nautilus Sleep Systems products through our direct-marketing channel utilizing an effective combination of television commercials, infomercials, response mailings, the Internet, and inbound/outbound call centers. We market and sell our Nautilus, Schwinn, and StairMaster commercial fitness equipment through our sales force and selected dealers to health clubs, government agencies, hotels, corporate fitness centers, colleges, universities and assisted living facilities worldwide. We also market a comprehensive line of consumer fitness equipment sold under the Nautilus, Schwinn, StairMaster, and Trimline brands, through a network of specialty and sporting goods dealers, distributors and retailers worldwide.

We have experienced rapid growth, with sales increasing from $63.2 million in 1998 to $584.6 million in 2002, representing a compound annual growth rate of approximately 74%. This increase was largely the result of organic growth in the sales of existing Nautilus and Bowflex product lines, and expanded sales through extensions of existing product lines in new channels and the acquisition of Schwinn Fitness and StairMaster. We have grown net income from $12.5 million in 1998 to $97.9 million in 2002, representing a compound annual growth rate of approximately 67%.

Our success to-date, based on sales growth, profitability and cash flow, has been driven primarily by the expansion of our Bowflex product line in the direct-to-consumer distribution channel. We believe that we have been able to capture premium price points as a result of our high quality, innovative products and direct sales to end customers. We intend to continue driving our growth through our ability to identify, fulfill and increase customer demand for fitness and healthy lifestyle products.

Through our extensive experience in direct marketing fitness and healthy lifestyle products to consumers, we have developed a creative and highly disciplined sales and marketing process. Over the past 10 years, we have spent approximately $250 million in television advertising for our direct products. Core to our strategy is the continuous improvement of our direct marketing process by challenging and refining all aspects of our marketing and selling cycle. This improvement has been accomplished in large part by our ability to gain relatively instantaneous customer feedback from our advertisements. All customer inquiries are carefully managed through our state-of-the-art inbound and outbound call center utilizing customized database applications. As a result, we have been able to predict with a historically high degree of accuracy the inquiries of our marketing programs and their subsequent conversion into sales. This highly refined marketing approach, combined with our media purchasing power, has created an effective and cost efficient means for stimulating consumer demand.

Our success has been enhanced by our continuing expansion into the commercial and retail channels of the fitness industry. To expand sales and market share in these channels, we acquired substantially all of the assets of three companies:
Nautilus International, Inc. ("Nautilus") in January 1999, the Fitness Division of Schwinn/GT Corp. and its affiliates ("Schwinn Fitness") in September 2001 and StairMaster Sports/Medical, Inc. ("StairMaster") in February 2002. These acquisitions have enabled us to considerably expand our portfolio of leading brands, product lines, channels of distribution, product development capabilities and the size of our customer base. Through our purchase of Schwinn Fitness and StairMaster, we believe that we have made significant progress in diversifying our product line and expanding our presence internationally. We now offer a comprehensive line of cardiovascular and weight resistance products in the retail and commercial fitness industry. Our retail and commercial product lines include home gyms, free weight equipment, treadmills, indoor cycling equipment, steppers, ellipticals, and fitness accessories. As a result of our acquisitions, we have operations in Switzerland, offices in Germany, the United Kingdom, and Japan, and a worldwide network of distributors. We have continued to build our presence internationally subsequent to our recent acquisitions with the addition of an office in Italy.

We believe that our Company possesses distinct competitive advantages as we build toward our goal of being a complete provider of products to the health and fitness industry. We have developed and acquired a portfolio of highly recognized and trusted fitness brands. These brands are utilized, in concert with focused product development, to meet the differing customer demands of each distribution channel: direct, commercial and retail. In addition, we have realized and believe that we will continue to achieve significant synergies by leveraging our brands, marketing resources, and research and development capabilities across all three distribution channels. We believe the health and fitness industry's fragmentation of manufacturers and distribution channels lends itself to the execution of this strategy.

For a discussion of financial information about our two business segments, direct and commercial/retail, see Note 2 of the Notes to Consolidated Financial Statements.

The Nautilus Group was incorporated in California in 1986 and became a Washington corporation in 1993. On May 21, 2002, the Company changed its corporate name to The Nautilus Group, Inc. from Direct Focus, Inc. Concurrent with the name change, trading of the Company's shares were moved from the NASDAQ National Market to the New York Stock Exchange with a new ticker symbol (NLS).

Our principal executive offices are located at 1400 NE 136th Avenue, Vancouver, Washington 98684, and our telephone number is (360) 694-7722. We maintain our corporate web site at www.nautilusgroup.com. None of the information on this web site or our other web sites is part of this Form 10-K. On our website, we make available, free of charge, printable copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC").

As used in this Form 10-K, the terms "we," "our," "us," "Nautilus Group" and "Company" refer to The Nautilus Group, Inc. and its subsidiaries. The names Nautilus(R), Bowflex(R), Power Rod(R), TreadClimber(TM), Schwinn(R) (fitness products), StairMaster(R) and Trimline(R) are trademarks of the Company.

The consolidated financial statements of the Company include The Nautilus Group, Inc. and its wholly owned subsidiaries (collectively the "Company"). All intercompany transactions have been eliminated in the preparation of the consolidated financial statements.

LONG-TERM STRATEGY

Our long-term strategy is to build a complete health and fitness company offering high quality, premium-branded products enabling health conscious consumers to maintain active lifestyles. We intend to do this by:

o Utilizing our positioning and capabilities in the direct marketing channel to launch new, innovative products;
o       Capitalizing on the synergy and growth opportunities from acquisitions;
o Continuing to capture premium price points and accelerate demand by researching and developing high quality, branded products that meet the needs of our customers and retailers; and
o Expanding our international opportunities by leveraging our branded products through our recently acquired network of international operations and distributors.

INDUSTRY OVERVIEW

CONSUMER TRENDS

We believe that our organic growth has benefited from a number of demographic and market trends that we expect will continue, including:

o Growing global consumer awareness of positive benefits of good nutrition and fitness;
o       Expanding media attention worldwide on health and fitness;
o       An aging population that is maintaining a more active lifestyle;
o Continued attention to appearance and weight by consumers, which is expected to increase as the "baby-boomers" pass through their 40's, 50's, and 60's;
o High healthcare costs that are focusing more attention on preventative practices like exercise leading to an increase in the number of corporate fitness programs and wellness centers;
o Growing rate of obesity which, according to the US Centers for Disease Control and Prevention, has increased by 74% among US adults since
        1991;
o Government financial support for health and fitness programs intended to combat the growing obesity crisis in the United States;
o Expansion of the market for sophisticated high-quality fitness equipment due to consumers' continued demand for higher levels of efficiency in their workout regimes; and
o The continued growth of direct to consumer marketing, which is estimated to have exceeded $1.0 trillion in annual sales in the United States in 2002.

We believe these consumer trends bode well for our future growth prospects. Just as the "baby boomers," those Americans born between 1946 and 1964, started the modern fitness movement, we believe they will continue to be a driving force as they age. We believe baby boomers will use more of their increasing leisure time for exercise and more of their disposable income for fitness equipment purchases as they strive to counter the effects of aging.

DIRECT TO CONSUMER MARKETING TRENDS

Direct and interactive marketing involves the delivery of marketing messages to consumers through media predominantly consisting of television, Internet, telephone, radio, newspapers and magazines, and mail. According to the 2002 ECONOMIC IMPACT: U.S. DIRECT & INTERACTIVE MARKETING TODAY published by the Direct Marketing Association (the "DMA"), direct marketing-driven sales to consumers are estimated to have exceeded $1 trillion in 2002, having grown at an annual rate of 8.8% over the previous 5 years. The DMA estimates that consumer direct marketing-driven sales will increase at a compound annual growth rate of 8.0% over the next 5 years, compared to an estimated growth rate of 5.5% for overall U.S. retail sales during the same period. We believe our direct marketing business is well positioned to take advantage of this economic environment in which consumers have and continue to demonstrate greater willingness to make purchase decisions based upon direct marketing.

TRENDS IN FITNESS EQUIPMENT

We market our Nautilus, Bowflex, Schwinn, StairMaster, and Trimline equipment both domestically and internationally. Since 1990, the fitness equipment industry has more than doubled in size and has been the most successful category of sporting goods for years. Interest in exercising with fitness equipment is supported by the increase in health club memberships in the U.S., which according to the Sporting Goods Manufacturers Association (the "SGMA"), have increased 63% from 20.7 million in 1990 to 33.7 million in 2001. The U.S. fitness equipment market consists of two distinct market segments: home and institutional. According to the SGMA, the institutional, or commercial, fitness market is more visible to consumers, but the home market is much larger. Based on a study performed by the SGMA, U.S. consumers spent an estimated $6.1 billion specifically on home fitness equipment in 2002 representing a compound annual growth rate of 10.2% since 1990. In contrast, the SGMA reports that commercial sales of fitness equipment to health clubs and other exercise facilities were estimated to be $0.7 billion in 2002.

Consumer interest in health clubs has benefited the market for home fitness equipment as well as the commercial fitness equipment business. Consumers who attend health clubs are exposed to an array of fitness equipment products and brand names, as well as education about the uses and benefits of fitness equipment. Using the same brand names in concert with product variations that make home use feasible, home fitness equipment businesses have been successful in selling the benefits of fitness equipment for the home.

According to the SGMA, the fitness equipment market is expected to have increased 4.4% in 2002 comprised of the home fitness equipment increasing 5% in 2002 and the commercial fitness equipment market increasing 2%. The SGMA projects a 4.5% increase in fitness equipment sales in 2003.

Research from the National Sporting Goods Association (the "NSGA") indicates that Americans are not only exercising more but are also exercising more with fitness equipment. Surveys performed by the NSGA indicate that the percentage of U.S. consumers above the age of seven who participated in exercise with fitness equipment rose from 35.3% in 1990 to 44.8% in 2000. In addition, the SGMA estimates that the number of Americans using strength equipment and cardiovascular equipment increased 5.4% and 3.5% annually, respectively, from 1990 to 2000. A significant component of this growth is attributable to the aging "baby-boomer" generation.

The international markets represent a strong opportunity for growth, driven by the continued fitness boom across Europe and the increasing focus on fitness and healthy lifestyles by more affluent consumers in Asia and Latin America. In fact, according to recent data published by the International Health, Racquet and Sportsclub Association (the "IHRSA"), there are approximately 19,500 health clubs in Europe, 7,800 in Latin America and 4,800 in the Asia/Australia market. For comparison, there are approximately 20,200 clubs currently operated in the U.S. According to the IHRSA, health club memberships in the United Kingdom totaled 4.4 million in 2002 compared with 1.5 million in 1996, an increase of 193.3%. Health club memberships in Germany totaled 5.4 million in 2002 compared with 3.3 million in 1995, an increase of 63.6%. We believe demand for U.S. products will increase, as foreign consumers increasingly demand the reliability, service and innovative designs provided by U.S. suppliers such as Nautilus, Schwinn, StairMaster, and Trimline.

TRENDS IN SLEEP PRODUCTS

The United States mattress market is large and dominated by several major manufacturers whose primary focus is the conventional innerspring mattress. According to the International Sleep Products Association (the "ISPA"), United States mattress and foundation sales totaled 38.7 million units shipped in 2001, representing a 2.0% decrease from 2000. Total dollar value of these wholesale shipments remained relatively constant at $4.6 billion in 2001 compared to 2000. We believe these wholesale dollars equate to over $7.6 billion in retail sales.

According to a consumer study commissioned by furniture industry publication HFN, less than 6.0% of all mattress sales are currently made through direct marketing distribution channels. Prior to 2001, the mattress industry enjoyed years of uninterrupted growth according to the ISPA, which has led to increased competition and large-scale retail outlet consolidation. The ISPA states that the mattress industry can be characterized as having stable sales throughout the year with slight increases during the summer months. Queen-sized mattresses, which became the largest selling segment in 1998, continued to top the U.S. market in 2001, capturing 34.2% of the market according to the ISPA.

DIRECT BUSINESS SEGMENT

DIRECT TO CONSUMER MARKETING

We market and sell our Bowflex and Nautilus Sleep Systems products through our direct-marketing channel utilizing a combination of 30-second, 60-second, 2-minute, and in some instances 5-minute "spot" television commercials, 30-minute television "infomercials," response mailings, the Internet, and inbound/outbound call centers. The direct to consumer distribution channel involves sales of our products directly to the consumer. Sales leads are derived primarily from television advertisements, including both commercials and infomercials. Additional leads and sales are obtained via our internet commerce web sites. By selling directly to the end consumer, we are able to target premium price points paid by end consumers, eliminating all other parties from the supply chain. Our ability to capture the entire gross margin has consistently produced a high financial return on time and money invested. The size of the direct market is also substantial. Through our advertising initiatives, we estimate that we currently target 70 million homes. Success within this distribution channel is almost entirely dependent on the ability to capture target demographics. By using hundreds of different toll free numbers, we are able to measure which ads our customers are responding to, and we have built a comprehensive database that assists us to adapt marketing strategies to better target customers. Historically, we have been able to predict, with a high degree of accuracy, inquiries to specific advertisements and the resulting sales. We continue to believe that this will serve as a key differentiating factor and enable us to maintain a competitive advantage within this channel.

We conduct direct to consumer marketing through a combination of television commercials and infomercials. To date, we have been highly successful with what we refer to as a "two-step" marketing approach. Our two-step approach focuses first on generating consumer interest in our products and requests for product information, which is achieved primarily through the use of spot commercials and infomercials. The second step focuses on converting inquiries into sales, which we accomplish through a combination of response mailings and outbound telemarketing to potential customers who have made initial inquiries based on our first step advertising efforts.

The effectiveness of our direct marketing is influenced by seasonal factors. We have found that second quarter influences on television viewership, such as the broadcast of national network season finales and seasonal weather factors, cause our spot television commercials on national cable television to be less effective in the second quarter than in other periods of the year. Additionally, we have found that advertising availability during the fourth quarter is more limited due to an increase in annual holiday advertising and political advertisements during election years.

ADVERTISING

SPOT COMMERCIALS AND INFOMERCIALS. Spot television commercials are a key element of the marketing strategy for all of our direct-marketed consumer products. For direct-marketed products that may require further explanation and demonstration, television infomercials are an important additional marketing tool. We have developed a variety of spot commercials, infomercials, and marketing videos for our Bowflex and Nautilus Sleep Systems product lines. We expect to use spot commercials and, where appropriate, infomercials to market other consumer products that we determine are appropriate for the direct-marketing channel.

When we market a new product, we test and refine our marketing concepts and selling practices while advertising the product in spot television commercials. Production costs for these commercials can range from $50,000 to $150,000. Based on results to our spot commercials and marketing efforts, we may produce additional spot commercials and, if appropriate for the product, an infomercial. Production costs for infomercials can range from $150,000 to $500,000. Generally, we attempt to film multiple infomercial and commercial concepts at the same time in order to maximize production efficiencies. From this footage we can then develop several varieties of spot commercials and infomercials and introduce and refine them over time. We typically generate our own scripts for spot commercials and utilize outside writers to assist with infomercial scripts on an as-needed basis. Typically, we contract with outside production companies to produce our spot commercials and infomercials.

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

MEDIA BUYING. An important component of our direct marketing success is our ability to purchase quality media time at an affordable price. The cost of airing spot commercials and infomercials varies significantly, depending on the network, time slot and, for spot commercials, programming. Each spot commercial currently costs between $25 and $25,000 to air, and each infomercial currently costs between $600 and $55,000 to air. We currently purchase the majority of our media time on cable networks, through which we estimate to reach more than 70 million homes.

We book most of our spot commercial and infomercial time on a monthly or quarterly basis, as networks make time available. Networks typically allow us to cancel booked time with two weeks advance notice, which enables us to adjust our advertising schedule if our statistical tracking indicates that a particular network or time slot is no longer cost effective. In limited situations, we book contracts with time horizons of up to one year for infomercial time in order to secure time slots that we feel are likely to generate the greatest number of potential customer inquiries, and that are also in demand from other advertisers. Once we acquire this advertising time, we can benefit by rotating our products into these time slots that demonstrate a history of success.

INTERNET. We expect the Internet to continue as an important part of our direct-marketing strategy. We consistently promote our web sites in television, print and direct mail marketing efforts to encourage online product inquiries and eCommerce transactions. We have also expanded our use of online advertising on third party sites and paid search engine placement to drive Web browsers to our sites to request additional information, learn more about our products, or purchase immediately. Our sites are loaded with informative content including customer testimonials, online videos, and detailed product information. In 2002, we operated two direct marketing-oriented web sites: (1) www.bowflex.com that focuses on our Bowflex line of home exercise equipment and (2) www.nautilussleepsystems.com that focuses on our Nautilus Sleep Systems line of luxury air beds.

OPTIMAL USE OF DIRECT MARKETING DATABASE

Since 1994, when we initially started testing our target markets, we have consistently invested significant resources in order to build a comprehensive direct marketing database. Our database has allowed us to monitor customer responses and effectively utilize information to adapt our marketing strategy to better target such customers with existing and future direct products. We believe the database creates a competitive advantage for our future direct product introductions by providing a rich pool of customers that have a proven relationship with the Company.

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

CONVERSION OF DIRECT-MARKETED PRODUCT INQUIRIES INTO SALES

CUSTOMER SERVICE CALL CENTER AND ORDER PROCESSING. We operate our own customer service call center in Vancouver, Washington, that operates 18 to 23 hours per day and receives and processes all infomercial-generated and customer service-related inquiries regarding our Bowflex and Nautilus Sleep Systems products. We have developed a skill-based call routing system that automatically routes each incoming call to the most highly qualified inside sales agent or customer service representative available. The appropriate representative then answers product questions, proactively educates the potential customer about the benefits of our product line, promotes financing through our third-party private label credit card, typically up sells the benefits of higher priced models in our product line, and closes the transaction process by entering the customer order information. This sophisticated system allows us to better utilize our agents, prioritize call types and improve customer service.

We employ two large telemarketing companies to receive and process information requests generated by our spot television advertising 24 hours per day. The telemarketing agents for these companies only collect names, addresses and other basic information from callers and do not sell or promote our products. The telemarketing agents transfer callers that show immediate buying interest in our products to our own customer service call center.

INTERNET. We use television spot commercials and infomercials to lead consumers to our web sites, as we believe that consumers who visit our web sites are more inclined to purchase our products. Our ongoing Internet-related goals include improving the capabilities of our various web sites. We believe we successfully balance our goals of finalizing sales and capturing consumer information by strategically designing our web pages and carefully analyzing web page hits, conversion rates, average sales prices and inquiry counts. Our eCommerce sales are an important component of our direct sales channel representing 24%, 22%, and 19% of direct sales for 2002, 2001, and 2000, respectively.

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

CONSUMER FINANCE PROGRAMS. We believe that convenient consumer financing is an important tool in our direct marketing sales efforts and induces many of our customers to make purchases when they otherwise would not. Currently, we offer "zero-down" financing to approved customers on all sales of our Bowflex Products and Nautilus Sleep Systems. We arrange this financing through a consumer finance company pursuant to a non-recourse consumer financing agreement. Under this arrangement, our customer service representatives can obtain financing approval in a few minutes over the telephone and, if a customer is approved, ship the ordered product without the need for cumbersome paperwork. The consumer finance company pays us promptly after submission of the required documentation and subsequently sends to each approved customer a Nautilus Group private label credit card that can be used for future purchases of our products. Approximately 37%, 41%, and 36% of our direct-marketed net sales were financed in this manner for 2002, 2001, and 2000, respectively, and we believe this program will continue to be an effective marketing tool.

DIRECT PRODUCTS

BOWFLEX HOME FITNESS EQUIPMENT

We introduced the first Bowflex home exercise machine in 1986, and since then have implemented several improvements to its design and functionality. We now offer four different Bowflex machines and nine different models. The key feature of each Bowflex machine is our patented "Power Rod" resistance technology. Each Power Rod is made of a solid polymer material that provides resistance in both the concentric and eccentric movements of an exercise. When combined with a bilateral cable pulley system, the machines provide excellent range and direction of motion for a large variety of strength-building exercises. Sales from our Bowflex product line accounted for 61% of our aggregate net sales in 2002, down from 74% and 83% in 2001 and 2000, respectively, as we continued our strategies of diversification into the commercial and retail markets and the introduction of new direct-marketed products.

We currently offer the following Bowflex machines:

o The Ultimate, introduced in late 2001, is our newest product in the Bowflex line. The Ultimate is available in one model that offers over 80 different strength-building exercises in one compact, foldable, and portable design and comes with a 310-pound resistance pack that can be upgraded to 410 pounds. We have also incorporated an integrated adjustable pulley system feature to allow a user to adjust the range of motion of many basic exercises to increase workout results. An aerobic rowing exercise feature has also been incorporated into the Ultimate.

o The Power Pro, introduced in 1993, is our best selling product. The Power Pro is available in four different models: the base model Power Pro, the XT, the XTL and the XTLU. Each model offers over 60 different strength building exercises in one compact, foldable and portable design and comes with a 210-pound resistance pack that can be upgraded to 410 pounds. We have also incorporated an aerobic rowing exercise feature into the Power Pro.

o The Motivator, introduced in 1996, is our entry-level strength training line. It is available in three different models: the base model Motivator, the XT and the XTL. Each model offers over 40 different strength building exercises in one compact, foldable design and comes standard with a 210-pound resistance pack that can be upgraded to 410 pounds.

o The Versatrainer by Bowflex, introduced in 1988, is specifically designed to accommodate wheelchair-bound users. The Versatrainer's key advantage is that it permits users to exercise while remaining in their wheelchair, which offers enhanced independence. The Versatrainer can be found in many major rehabilitation hospitals, universities and institutions.

NAUTILUS SLEEP SYSTEMS

In December 1999, we began marketing a line of premium air sleep systems, which we have named the "Nautilus Sleep Systems." The key feature of the Nautilus Sleep Systems is the variable firmness support chamber, an air chamber within each air sleep system that can be electronically adjusted to regulate firmness. All queen and larger sleep systems in our Signature, Premier and Ultimate Series are equipped with dual air chambers that enable users to maintain different firmness settings on each side of the bed. We believe that variable firmness and other comfort-oriented features of our Nautilus Sleep Systems favorably differentiate them from conventional innerspring mattresses.

Our Nautilus Sleep Systems are currently available in four models:

o The Ultimate Series is our top-of-the-line model. It features dual patent-pending, interlocking variable support air chambers that permit users to maintain separate firmness settings on each side of the sleep system. The interlocking chambers regulate airflow and pressure to more effectively maintain support when a user changes position. The Ultimate Series comes with removable wool blend and silk blend pillow top sleeping surfaces, which permits users to easily convert to a "tight top" surface when they desire extra firmness. The Ultimate Series also has an upgraded comfort layer of visco-elastic foam that conforms to a user's body.

o The Premier Series features dual patent-pending, interlocking variable support air chambers that permit users to maintain separate firmness settings on each side of the sleep system. The interlocking chambers regulate airflow and pressure to more effectively maintain support when a user changes position. The Premier Series comes with a removable wool blend pillow top sleeping surface, which permits users to easily convert to a "tight top" surface when they desire extra firmness.

o The Signature Series is designed to appeal to consumers who desire the flexibility of dual variable firmness support air chambers, but at a more affordable price. Our customers can choose between a tight top or pillow-top sleeping surface over a one and one-half inch convoluted foam comfort layer.

o The Basic Series is our entry-level model, which features a single, head-to-toe variable firmness support air chamber and a traditional tight-top sleeping surface over a one and one-half inch thick convoluted foam comfort layer.

We offer foundations that are specifically designed to support and enhance the performance of our Nautilus Sleep Systems. We advise consumers to use our foundations because conventional box springs tend to sag and wear over time, causing a sleep system to eventually mirror the worn box spring. The majority of our Nautilus Sleep Systems customers order a complete sleep system, which includes both a mattress and a foundation.

TREADCLIMBER

In March 2003, we introduced a new line of cardiovascular fitness equipment, which we have named the "TreadClimber." The TreadClimber incorporates three popular cardiovascular fitness features in one machine and is marketed through our direct sales channel to home consumers. TreadClimber provides a unique combination of movements that allows users to walk forward (like a treadmill) and step up (like a stair-stepper) while taking advantage of the low impact movement of an elliptical machine. We believe that the unique combination of movements of our TreadClimber favorably differentiates it from other cardiovascular fitness equipment for the home.

CHAMPION NUTRITION

As part of our mission to provide quality healthy lifestyle products, we obtained an option to purchase Champion Nutrition ("Champion") by entering into a Loan and Security Agreement ("Loan Agreement") with Champion and its primary shareholders in May 2001. Champion is a privately held manufacturer of nutritional supplements. We began selling Champion's product line through our direct sales channel in June 2001. We package these products as kits and sell them to our Bowflex customers as add-on items. Under the terms of the Loan Agreement, the Company's option to buy the stock of Champion expired in February

2003. Although the option has expired, the Company continues to hold a right of first refusal on the stock of Champion. If another party offers to buy the stock of Champion, this right grants the Company the option to buy the stock of Champion, before any other party, so long as the Company exercises the right before August 24, 2003.

COMMERCIAL/RETAIL BUSINESS SEGMENT

COMMERCIAL/RETAIL SALES AND MARKETING

We market and sell our Nautilus, Schwinn, and StairMaster commercial fitness equipment through our direct sales force and selected dealers to health clubs, government agencies, hotels, corporate fitness centers, colleges, universities and assisted living facilities. Our commercial direct sales force is focused on strengthening the market position of our existing Nautilus, Schwinn, and StairMaster commercial product lines, which we sell principally to health clubs, large hotels, assisted living facilities and the government. Additionally, as we continue to broaden our product line with products like Nautilus Nitro and commercial strength equipment, our direct sales force will target new market segments and, if successful, broaden our customer base. Internationally, we market and sell our Nautilus, Schwinn, and StairMaster commercial fitness products through our foreign subsidiaries and a worldwide network of independent distributors.

We also market a complete line of consumer fitness equipment, under the Nautilus, Schwinn, StairMaster, and Trimline brands, through an independent network of more than 1,200 dealers, sporting goods retailers and specialty stores worldwide. As part of our September 2001 acquisition of Schwinn Fitness, we added an experienced management team to oversee the sales and marketing operations of our retail products business.

In general, sales of our retail fitness equipment is highly seasonal. We believe that sales within our commercial/retail segment are considerably lower in the second quarter of the year compared to the other quarters. Our strongest quarter for the commercial/retail segment is generally the fourth quarter, followed by the first and third quarters. We believe the principal reason for this trend is the commercial/retail fitness industry's preparation for the impact of New Year's fitness resolutions and seasonal weather patterns related to colder winter months.

COMMERCIAL APPROACH

We position ourselves as "The Health & Fitness Consultants" to encourage our commercial market customers and potential customers to think of us first when considering their fitness equipment and programming needs. Our strategy is to address the needs of the three key constituencies of today's health clubs:

o       Club owners (customer satisfaction and profit)
o       Club staff (continuing education and career development)
o       Club users (improved health and fitness)

FITNESS ACADEMY: The Schwinn Fitness Academy was established in 1997 to provide programming and educational information for both consumers and fitness professionals. To date, the Schwinn Fitness Academy has provided training and certification for hundreds of fitness professionals in the Schwinn Cycling Program and has recently added a range of strength training programs based on Nautilus training principles to its repertoire. Many of these programs are targeted to special populations such as seniors, women and youth that are particularly important to the fitness industry today.

Schwinn Fitness Academy programs are designed to aid clubs to increase profits by encouraging cost-efficient group exercise classes; benefit staff members by helping them increase their range of fitness education skills; and motivate members to stick with their exercise programs to truly experience fitness results.

ADVERTISING: We advertise in select trade publications, including publications that reach key industry stakeholders such as FITNESS MANAGEMENT, CBI (IHRSA), CLUB INDUSTRY, and several other publications that serve more specialized commercial markets, such as GOVERNMENT PRODUCT NEWS and RECREATION MANAGEMENT. Specific placement is driven by marketing and product development events and ads are coded to assist us in measuring the effectiveness of each individual ad with respect to our objectives of increasing brand awareness and increasing sales leads, as well as aiding in our sales and production forecasting.

DIRECT MAIL PROMOTIONS: We maintain a database that includes contacts at thousands of commercial facilities in the United States alone and enables us to monitor responses to direct mail promotions. All direct mail promotions are supplemented by a telemarketing effort to maximize customer response.

PUBLIC RELATIONS: In the commercial market, public relations is a critical component in our strategy to build awareness and credibility for the Company and our products in the marketplace by positioning the Company as the leading comprehensive provider of fitness equipment and education. This requires that we change the general perception that our individual brands stand alone to the understanding that our individual brands combine to deliver the most powerful fitness system available. In order to meet these objectives we have established relationships with key press to develop and communicate our competitive advantages.

TRADE SHOWS: There are several national and regional industry trade shows, such as the IHRSA (International Health, Racquet and Sportsclubs Association) and CLUB INDUSTRY, as well as many events that showcase our programs and products. Trade shows also provide excellent opportunities to meet face-to-face with our customers and the press to obtain invaluable feedback by being able to test marketing messages, receive customer input on product designs, and evaluate the competition.

INTERNET: The Company currently maintains and directs customers to our Nautilus, Schwinn Fitness and StairMaster websites, which can be found at www.nautilus.com, www.schwinnfitness.com, and www.stairmaster.com, respectively. These websites contain company and product information.

RETAIL APPROACH

Our main focus for marketing our retail products is to fully support our carefully cultivated network of dealers. A combination of Company-sponsored and cooperative marketing programs has been developed to ensure that our Nautilus, Schwinn, StairMaster and Trimline brands remain prominent in the minds of dealer staff and consumers and drive consumers to their local retailers.

HEALTH AND FITNESS E-NEWSLETTER: Created to motivate and educate our customers, the newsletter is now a consumer campaign, allowing the Company to reach thousands of health-conscious readers every month. By delivering the newsletter to the email inboxes of thousands of consumers and making the newsletter available on our website, we are developing long-term customer relationships and a community of fitness enthusiasts. In addition, dealers may label and distribute the newsletter through their stores.

COLLATERAL AND POINT OF SALE MATERIALS: We have developed a collection of materials to ensure that our brands figure prominently in the minds of retail staff and consumers, including a full range of product catalogues and sell sheets, ad planners, signage, and product displays.

PUBLIC RELATIONS: In the retail market, public relations is a cost-effective way to promote our products in consumer publications. While advertising in fitness industry publications is expensive, editorial and showcase articles that include our products are virtually free. Our public relations strategy in the retail sector is to build awareness of the general benefits of fitness and specific contributions of our products to a healthy and fit lifestyle.

TRADE SHOWS: There are three national trade shows that are very important to the Company's retail division: the Health & Fitness Business Expo, the industry's premier showcase for retail fitness products; Interbike, the bicycle industry's premier gathering; and Supershow, the mega-trade show representing retail products in virtually every category. Trade shows also provide excellent opportunities to meet face-to-face with our customers and the press to obtain invaluable feedback by being able to test marketing messages, receive customer input on product designs, and evaluate the competition.

INTERNET: The Company currently maintains and directs customers to our Nautilus, Schwinn Fitness, StairMaster, and Trimline websites, which can be found at www.nautilus.com, www.schwinnfitness.com, www.stairmaster.com, and www.hebbindustries.com. These websites contain company and product information.

INTERNATIONAL APPROACH

Our international operations are headquartered in Switzerland, which, through its central location, multi-cultural environment, and multi-lingual population, is an excellent base for our international operation. We have integrated all of our brands from an operational standpoint and are distributing our products through a network of over 90 distributors in over 50 countries divided among three regions:

o       Asia/Pacific
o       Europe/Middle East/Africa
o       Central/South America

In each of these regions, we have responsible sales people and third party warehouses (except Central/South America which we support from our United States distribution facilities) to deliver our products in a timely and cost effective manner. Currently, we have no long-lived assets outside the U.S. Communication amongst our business partners within each region is essential to our strategy so we may achieve product support, innovative marketing activities, and global brand recognition.

In our largest markets, the United Kingdom and Germany, we operate our own offices, which possess a team of sales representatives that focus not only on selling to fitness clubs, but also on the government, hotel, and medical/paramedical markets. During 2002, we also added an office in Italy as it represents another market we perceive to be important.

We have formed alliances in most markets with distributors to sell commercial products from our Nautilus, Schwinn, and StairMaster brands. This enables us to sell "package deals" to international fitness clubs, which may prefer to buy from one supplier that can offer the broadest array of products at a competitive price. By building our portfolio of brand names, we have greater ability to compete in the international marketplace in which our main competitors have benefited from the ability to negotiate "package deals" for many years. We believe our brand names have strong recognition in the international marketplace, which will allow us to compete more effectively in the future.

Canada represents another significant market for our business. We sell products from our commercial/retail and direct segment product portfolios to dealers and retail stores within Canada. Sales within Canada are predominantly generated from our U.S. operations.

Sales outside the U.S. represented approximately 10%, 8%, and 4% of consolidated net sales for 2002, 2001 and 2000, respectively.

COMMERCIAL EQUIPMENT

We currently offer the following Nautilus, Schwinn, and StairMaster equipment for the commercial market:

NAUTILUS SELECTORIZED EQUIPMENT. Nautilus 2ST line of commercial strength equipment is specially designed to focus on a particular strength building exercise. The key component of each Nautilus 2ST machine is either its "cam" or a four-bar linkage mechanism, which builds and releases resistance as a user moves through an exercise.

Nautilus NITRO line, introduced in late 2000, is a complete line of compact selectorized machines. It is intended for clubs and other facilities where floor space is limited. Nautilus NITRO features smooth belt drives, four-bar linkage, classic full range variable resistance cams and converging axis movements. Each Nautilus NITRO machine features 2" by 4" bent steel frames and 5-pound increment weight adjustments.

NAUTILUS FREE WEIGHT EQUIPMENT. In 1999, we introduced a line of Nautilus free weight equipment with new innovations in design and engineering intended to help club owners better serve their customers. This free weight equipment can be coupled with the Nautilus selectorized equipment circuit to give facility managers a complete strength gym.

SCHWINN INDOOR CYCLING EQUIPMENT. Indoor cycling is one of the most popular class training programs in fitness clubs. The Schwinn Indoor Cycling line is a worldwide leader in classroom exercise bikes. Schwinn Fitness also offers an array of stationary bikes, all of which feature adjustable resistance, heavy-duty flywheels, and comfortable seats.

STAIRMASTER. StairMaster introduced the world's first stairclimber in 1983. The StairMaster product line includes stairclimbers, stepmills, treadmills, and exercise bikes. These products feature ergonomic designs, comfortable and user-friendly controls, and geo-mechanically correct exercise equipment. StairMaster treadmills are built to commercial standards with long lasting decks, belts, and motors. StairMaster treadmills feature large running surfaces, various workout programs and offer speeds of up to 12 miles per hour.

RETAIL EQUIPMENT AND ACCESSORIES

We currently offer the following Nautilus, Schwinn, StairMaster, and Trimline equipment for the retail market:

NAUTILUS FITNESS ACCESSORIES. The Nautilus accessory line includes a wide array of products. This includes everything from weights, gloves, and yoga kits, to heart rate monitors, equipment mats, fitness clothing, and hand-held fitness items.

NAUTILUS HOME GYMS. We offer a full line of home and vertical market gyms that cover all aspects of strength training, from fixed path to free-motion training. Nautilus home gyms offer numerous gym exercises such as chest press, shoulder press, lat pulls, tricep extensions, and leg work. All of our gyms are made from quality materials such as solid steel guide rods, military spec cable, and 11-gauge steel.

NAUTILUS FREE WEIGHTS AND BENCHES. Nautilus free weight equipment encompasses a complete line of Olympic weight stations, racks, and benches. Each piece is biomechanically engineered, crafted for durability and designed for aesthetics.

NAUTILUS TREADMILLS. Nautilus treadmills offer 11-gauge, powder coated steel frames for durability and stability during heavy use. They come equipped with high horsepower motors and have the patented React(TM) Absorption Control Technology from Quinton Cardiology Systems, Inc. ("Quinton") to lessen the impact to the user. Some of the models come complete with heart rate control for added consumer appeal.

NAUTILUS ELLIPTICALS. The Nautilus ellipticals come equipped with a foot motion that allows a natural articulation of the foot, which matches the user's natural stride. At the same time, it provides a complete body workout with upper body handles as well. All of the models include touch heart rate sensors.

NAUTILUS EXERCISE BIKES. The Nautilus exercise bike line is intended for home use. All of the bikes have touch heart rate sensing and a computer that tracks user workout time, calories burned, distance and heart rate. The bikes are also belt-driven with magnetic resistance, allowing them to be virtually silent.

SCHWINN TREADMILLS. Schwinn treadmills for the home offer high horsepower motors, deck suspension and a wide range of computer options. Schwinn treadmills also offer patent-pending designs, such as the folding treadmill feature.

SCHWINN STATIONARY BIKES. Schwinn Fitness offers an array of stationary bikes, all of which feature adjustable resistance, heavy-duty flywheels, and comfortable seats. The line consists of both recumbent and upright bikes.

SCHWINN WIND RESISTANCE PRODUCTS. For years, Schwinn Fitness has been a leader in wind resistance technology. It started years ago with the very popular Airdyne. This technology has advanced into our Evolution(R) fan technology. This technology is utilized in our latest version of the Airdyne and is also incorporated into exercise bikes, rowers and upper body ergometers.

SCHWINN ELLIPTICALS. Schwinn ellipticals offer one of the smallest footprints available, with one of the longest strides for a home elliptical machine. This technology allows us to put a very natural, low-impact motion into a product that fits in the customer's home.

STAIRMASTER STAIRCLIMBERS. StairMaster is a market leader in stairclimbers worldwide. We continue to produce many different models of independent stairclimbers and stepmills for the home and health club. We build these products with our advanced technology, which also provides the most natural motion for a stepper.

STAIRMASTER EXERCISE BIKES. StairMaster club bikes have one of the most innovative displays available. These bikes are all self-powered and belt-driven.

STAIRMASTER TREADMILLS. StairMaster treadmills are some of the most durable treadmills available to date. They use technology from Quinton, which has been building treadmills for 50 years. Some examples of this technology are the patented Triple Flex shock-absorbing deck suspension and the Hyperdrive drive system.

TRIMLINE TREADMILLS. Trimline products are sold in over 400 independent specialty fitness retailers nationwide and are exported to more than 50 countries worldwide. Trimline ranks as one of the best-selling mid-priced treadmill brands. Trimline uses industrial-strength motors that are the size and quality often found in higher-priced health club treadmills. The motors are designed to run smoother, quieter and with less vibration than many motors in their class.

TRIMLINE ELLIPTICALS. Trimline's Precision Path(TM) Foot Motion Technology provides a natural elliptical foot pattern, recruiting all major lower-body muscle groups. Pedal speed is designed to remain equal throughout the entire elliptical stride resulting in a fluid motion that offers a feeling of comfort and control. Precision Path(TM) Foot Motion Technology minimizes stress to the ankles, knees and back commonly associated with other forms of exercise. The dual-action arm motion and synchronized stride work together to target all major muscle groups simultaneously.

NEW PRODUCT DEVELOPMENT AND INNOVATION

We continue to emphasize the expansion and diversification of our product development capabilities in health and fitness products. New product development is a focal point of our company. We develop new products either from internally generated ideas or by acquiring or licensing patented technology from outside inventors and then enhancing the technology.

Our research and development competencies have been enhanced through the acquisition of Schwinn Fitness and StairMaster. With the purchase of these companies, we gained a state-of-the-art test facility and prototype shop. With the combination of this facility, along with the designers and engineers, we have the capability of taking a concept from its origin, quickly and cost effectively through to its completion within our company. This should allow us to become a leader in new product introduction and technologies. This group consists of industrial, mechanical, and electrical design personnel.

In recent years, successful new product introductions and extensions have included the Nautilus Sleep Systems, the Nitro commercial line of strength equipment, and new Nautilus selectorized home gym and free weight equipment. Late in 2002, we expanded our portfolio of commercial strength equipment with the introduction of the Nautilus XPload line of plate-loaded selectorized equipment. In August of 2002, we expanded our retail product lines with the introduction of 16 new retail products that were first shown at the Health and Fitness Business show in Denver, Colorado. The new retail products branded under our Nautilus name include treadmills, stationary bicycles, an elliptical motion trainer, home strength equipment, and heart rate monitors. We also introduced new products under our Schwinn brand name including indoor cycling bicycles and an elliptical motion trainer. In addition to the 16 new retail products, many of our existing products were updated and enhanced. In March 2003, we introduced the TreadClimber, our newest direct-marketed product, under our Nautilus name.

The designs of all new products are rendered in solid modeling software. This allows us to see and communicate ideas rapidly, do finite element analysis, and perform costing studies very quickly. Our additional research and development resources have allowed us to become fully integrated in the product development process, allowing us to take a new product concept from the beginning of feasibility studies straight through to production and continuing product review. This integration allows us a greater degree of control over the new product process, which should allow us to generate a higher quality product, increase our speed to market, and control our costs.

For new direct-marketed products, we look for innovative high-quality and proprietary consumer products that can generate gross profit margins in the range of 65% to 75%. In addition, we look for products that we anticipate will have mass consumer appeal, particularly among members of the "baby-boom" generation who are accustomed to watching television and, in general, are likely to have higher disposable income.

For commercial/retail fitness products, we gather and evaluate ideas from various areas, including existing and potential customers, sales and marketing, manufacturing and engineering, and we determine which ideas will be incorporated into existing products or will serve as the basis for new products. Based on these ideas, we design new or enhanced products, develop prototypes, test and modify products, develop a manufacturing plan, and bring products to market. The Company evaluates, designs, and develops each new or enhanced product, taking into consideration our marketing requirements, target price points, gross margin requirements and manufacturing constraints.

Research and development expense was $4.5 million, $2.2 million, and $1.2 million for 2002, 2001, and 2000, respectively.

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

We compete directly with a large number of companies that manufacture, market and distribute home fitness equipment. Our principal direct competitors include ICON Health & Fitness (through its Powerflex, Crossbow, Health Rider, NordicTrak, Image, ProForm, Weider and Weslo brands) and Fitness Quest (through its Gazelle and Total Gym brands).

We believe our Bowflex line of home exercise equipment is competitive within the market for home fitness equipment based on product design, quality, and performance. Additionally, we believe our direct marketing activities are effective in distinguishing our products from the competition.

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

We believe our most significant competition is the conventional mattress industry, which is dominated by four large, well-recognized manufacturers: Sealy (which also owns the Stearns & Foster brand name), Serta, Simmons and Spring Air. Although we believe our Nautilus Sleep Systems offer consumers an appealing alternative to conventional mattresses, many of these conventional manufacturers, including Sealy, Serta, Simmons and Spring Air, possess greater financial, marketing and manufacturing resources and have better brand name recognition.

In addition to the conventional mattress manufacturers, several manufacturers currently offer beds with variable support air chamber technology similar to our Nautilus Sleep Systems. We believe the largest manufacturer in this niche market is Select Comfort. Select Comfort offers its sleep systems through retail stores and engages in a significant amount of direct marketing, including infomercials, targeted mailings and print, radio and television advertising. Select Comfort has an established brand name supported by marketing and manufacturing resources and has significantly greater experience in marketing and distributing sleep systems. We believe the market for sleep systems is large enough for both companies to be successful and that our Nautilus Sleep Systems possess features that will enable us to compete effectively. However, the intense competition in the mattress industry, both from conventional mattress manufacturers and Select Comfort, may adversely affect our efforts to market and sell our sleep systems and, consequently, may adversely affect our financial performance.

COMMERCIAL/RETAIL SEGMENT PRODUCTS

COMMERCIAL FITNESS EQUIPMENT. The market for commercial fitness equipment is highly competitive. Our Nautilus, Schwinn, and StairMaster products compete against the products of numerous other commercial fitness equipment companies, including Life Fitness, Cybex, Star Trac, Precor, and Techno Gym. We believe the key competitive factors in this industry include price, product quality, durability, diversity of features, financing options, product service network, and warranties. Some of our competitors have greater financial resources, more experience in the fitness industry, and more extensive experience manufacturing their products.

RETAIL FITNESS EQUIPMENT. The market for retail fitness equipment is extremely competitive. Our Nautilus, Schwinn, StairMaster, and Trimline retail products compete against the products of numerous domestic retail fitness equipment companies including ICON Health & Fitness (marketing products under the brand names Weslo, Health Rider, Weider, NordicTrak and ProForm), Star Trac, Life Fitness, Cybex, Fitness Quest, and Precor. We believe the key competitive factors in the retail fitness equipment industry include price, product quality, brand name recognition, customer service and the ability to create and develop new, innovative products. In addition, there are no significant technological, manufacturing or marketing barriers to entry into the fitness equipment markets in which we compete, even though like many companies in the industry, we have sought and received patent and trademark protection in an effort to protect our competitive position.

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

Our commercial strength fitness manufacturing operations are located in Virginia. These operations are vertically integrated and include such functions as metal fabrication, powder coating, upholstery and vacuum-formed plastics processes. By managing our own manufacturing operations, we can control the quality of our commercial strength products, while offering commercial customers greater color specification flexibility. Our manufacturing operations also include a plant in Texas for Schwinn, Trimline, and Nautilus consumer treadmills and a plant in Oklahoma for our commercial cardiovascular products. By manufacturing these products in our own facilities, we ensure the highest quality control standards.

The resistance component of our Bowflex products, the Power Rods, is assembled exclusively in our facilities to protect our manufacturing trade secrets and to ensure the highest quality control standards. In addition, we use outside suppliers to manufacture many of our components and finished parts for our direct and retail products. Whenever possible, we attempt to use at least two suppliers to manufacture each product component in order to improve flexibility.

Domestically, we inspect, package, and ship our products from our facilities in Washington, Virginia, Illinois, Texas, Oklahoma, and Nevada. We rely primarily on United Parcel Service (UPS) to deliver our Bowflex and our Nautilus Sleep Systems products. We distribute our retail equipment and accessories and retail and commercial fitness equipment from our Illinois and Oklahoma facilities using various commercial truck lines. We distribute commercial strength fitness equipment from our Virginia warehouse facilities directly to customers primarily through our truck fleet. This method of distribution allows us to effectively control the set-up and inspection of equipment at the end-user's facilities.

For international sales, we have distributors in over 50 countries, and we ship our products from leased facilities in Switzerland, the United Kingdom, and Germany. We also lease, on a month-to-month basis, flexible warehouse space in multiple countries in Asia and Europe, the largest of which is located in the Netherlands. This flexible warehouse space is devoted to international distribution of our products.

INTELLECTUAL PROPERTY

We own many trademarks including Nautilus(R), Bowflex(R), Power Rod(R), Schwinn(R) (fitness products), StairMaster(R) and Trimline(R). Our trademarks, many of which are registered or subject to pending applications in the United States and other countries, are used on a variety of our products. We believe that our trademarks are of great value, providing the consumer with an assurance that the product being purchased is of high quality and provides a good value.

We also place significant value on product designs (the overall appearance and image of our products) and processes which, as much as trademarks, distinguish our products in the marketplace. We hold many United States and foreign patents and have submitted additional applications for patent protection that are pending approval. Management believes all patents are important to the Company strategy and has identified the patents on the Bowflex Power Rod resistance technology and TreadClimber as the most significant to our business. Although our Bowflex trademark is protected as long as we continuously use the trademark, the main U.S. patent on our Bowflex Power Rod resistance technology expires on April 27, 2004. This patent expiration could trigger the introduction of similar products by competitors.

Building our intellectual property portfolio is an important factor in maintaining our competitive position in the fitness and mattress industries. If we do not or are unable to adequately protect our intellectual property, our sales and profitability could be adversely affected. We are very protective of these proprietary rights and take action to prevent counterfeit reproductions or other infringing products. As we expand our market share, geographic scope and product categories, intellectual property disputes are anticipated to increase making it more expensive and challenging to establish and protect our proprietary rights and to defend against claims of infringement by others.

Each federally registered trademark is renewable indefinitely if the trademark is still in use at the time of renewal. We are not aware of any material claims of infringement or other challenges to our right to use our trademarks.

EMPLOYEES

As of December 31, 2002, we employed 1,307 employees, including 4 executive officers. None of our employees are subject to any collective bargaining agreements.

ITEM 2. PROPERTIES
------------------

The following is a summary of principal properties owned or leased by the
Company:

                                                                               Owned or                              Approximate
Location        Segment              Primary Function(s)                        Leased      Lease Expiration            space
--------        -------              -------------------                        ------      ----------------            -----
Washington      Direct               Corporate headquarters, call center,       Owned                              114,000 sq. feet
                                     warehouse, production, and distribution
Washington      Commercial/Retail    Research and development                   Leased      June 30, 2003            2,500 sq. feet
Virginia        Direct               Warehouse and distribution                 Owned                              105,000 sq. feet
Virginia        Commercial/Retail    Commercial equipment manufacturing         Owned                              124,000 sq. feet
Virginia        Commercial/Retail    Engineering, prototyping, customer         Owned                               27,000 sq. feet
                                     service, and administrative
Virginia        Commercial/Retail    Showroom                                   Owned                                9,000 sq. feet
Virginia        Commercial/Retail    Commercial equipment sales and             Owned                               29,500 sq. feet
                                     warehouse
Virginia        Commercial/Retail    Warehouse and distribution                 Owned                               86,000 sq. feet
Virginia        Direct               Warehouse and distribution                 Owned                               65,000 sq. feet
Nevada          Direct               Warehouse and distribution                 Leased      December 31, 2003       93,000 sq. feet
Illinois        Commercial/Retail    Warehouse and distribution                 Leased      October 31, 2003       139,000 sq. feet
Colorado        Commercial/Retail    Administrative, warehouse, production,     Owned                               86,000 sq. feet
                                     testing, and distribution
Colorado        Commercial/Retail    Subleased administrative and warehouse     Leased      November 30, 2003        3,800 sq. feet
Texas           Commercial/Retail    Warehouse and distribution                 Owned                               63,000 sq. feet
Texas           Commercial/Retail    Storage                                    Leased      Month-to-month          10,000 sq. feet
Texas           Commercial/Retail    Manufacturing                              Leased      Month-to-month          14,000 sq. feet
Texas           Commercial/Retail    Warehouse                                  Leased      Month-to-month          24,000 sq. feet
Texas           Commercial/Retail    Administrative, manufacuring, and          Owned                              135,000 sq. feet
                                     warehouse
Oklahoma        Commercial/Retail    Manufacturing                              Leased      December 31, 2011      125,000 sq. feet
Oklahoma        Commercial/Retail    Distribution                               Leased      April 30, 2005          22,500 sq. feet
Oklahoma        Commercial/Retail    Distribution                               Leased      Month-to-month          22,500 sq. feet
Switzerland     Commercial/Retail    Administrative                             Leased      December 31, 2007        1,250 sq. feet
Switzerland     Commercial/Retail    Warehouse and distribution                 Leased      March 31, 2004           3,390 sq. feet
Germany         Commercial/Retail    Administrative and distribution            Leased      Month-to-month             850 sq. feet
United Kingdom  Commercial/Retail    Administrative, showroom, and warehouse    Leased      May 24, 2014             3,350 sq. feet
Italy           Commercial/Retail    Administrative and distribution            Leased      June 30, 2003              153 sq. feet
Nevada          Direct               Vacant land which may be used in           Owned                                    19.5 acres
                                     expansion of operations in the future


For our international operations, we also lease, on a month-to-month basis, flexible warehouse space in multiple countries in Asia and Europe, the largest of which is located in the Netherlands. This flexible warehouse space is devoted to international distribution of our products.

In general, our properties are well maintained, adequate and suitable for their purposes, and we believe these properties will meet our operational needs for the foreseeable future. If we require additional warehouse or office space, we believe we will be able to obtain such space on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

In the normal course of business, the Company is a party to various legal claims, actions and complaints. Although it is not possible to predict with certainty whether the Company will ultimately be successful in any of these legal matters, or what the impact might be, the Company believes that the disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

In December 2002, the Company filed suit against Icon Health and Fitness, Inc. in the Federal District Court, Western District of Washington alleging infringement by Icon of the Company's Bowflex patents. The Company seeks injunctive relief, unquantified treble damages and its fees and costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

MARKET PRICE OF OUR COMMON STOCK

From May 4, 1999 until May 20, 2002, our common stock was listed for trading exclusively on The NASDAQ National Market System under the symbol DFXI. On May 21, 2002, we transferred our listing to the New York Stock Exchange and changed our stock symbol to NLS. The following table summarizes the high and low closing prices for each period indicated, adjusted to reflect three-for-two stock splits effective January 2001 and August 2001:

                                               High                 Low
        2002:
          Quarter 1                          $ 38.05             $ 27.59
          Quarter 2                            45.45               28.25
          Quarter 3                            34.05               19.50
          Quarter 4                            23.85               12.70

        2001:
          Quarter 1                          $ 21.42             $ 12.39
          Quarter 2                            31.67               15.97
          Quarter 3                            33.34               17.11
          Quarter 4                            31.46               19.95

As of March 1, 2003, 32,528,850 shares of our common stock were issued and outstanding and held by approximately 14,200 beneficial shareholders.

On January 29, 2003, the Board of Directors declared a $0.40 per share annual dividend payable quarterly. The initial quarterly dividend of $0.10 per share was paid March 10, 2003, to shareholders of record at the close of business on February 20, 2003. Payment of any future dividends is at the discretion of our Board of Directors, which considers various factors, such as our financial condition, operating results, current and anticipated cash needs and expansion plans.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------

The selected consolidated financial data presented below for each year in the five-year period ended December 31, 2002 have been derived from our audited financial statements. The balance sheet data as of December 31, 2002 and 2001 and the statement of operations data for each of the years in the three year period ended December 31, 2002 have been derived from our audited financial statements included herein. The balance sheet data as of December 31, 2000,

1999, and 1998 and the statement of operations data for the years ended December 31, 1999 and 1998 have been derived from our audited financial statements not included in this document. The data presented below should be read in conjunction with our financial statements and notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Comparability of financial results is affected by the acquisition of Schwinn Fitness in September 2001 and StairMaster in February 2002. For further discussion of financial information related to the acquisitions of Schwinn Fitness and StairMaster, see Note 3 of the Notes to Consolidated Financial Statements.

In Thousands (except per share amounts)         2002         2001         2000         1999         1998
                                                ----         ----         ----         ----         ----
STATEMENT OF OPERATIONS DATA
Net sales                                    $584,650     $363,862     $223,927     $133,079     $ 63,171
Cost of sales                                 252,336      140,699       75,573       46,483       18,316
                                             --------     --------     --------     --------     --------
           Gross profit                       332,314      223,163      148,354       86,596       44,855

Operating expenses:
  Selling and marketing                       145,258       99,813       73,510       44,630       22,643
  General and administrative                   25,893       15,574        8,804        4,237        1,701
  Royalties                                    10,108        7,363        4,979        2,897        1,623
  Litigation settlement                            -            -            -         4,000           -
                                             --------     --------     --------     --------     --------
           Total operating expenses           181,259      122,750       87,293       55,764       25,967
                                             --------     --------     --------     --------     --------
Operating income                              151,055      100,413       61,061       30,832       18,888

Other income (expense):
  Interest income                               1,561        4,024        3,632        1,003          527
  Other - net                                     331          381          347            3         (222)
                                             --------     --------     --------     --------     --------
           Total other income                   1,892        4,405        3,979        1,006          305
                                             --------     --------     --------     --------     --------
Income before income taxes                    152,947      104,818       65,040       31,838       19,193
Income tax expense                             55,060       38,235       23,414       11,495        6,708
                                             --------     --------     --------     --------     --------
           Net income                        $ 97,887     $ 66,583     $ 41,626     $ 20,343     $ 12,485
                                             ========     ========     ========     ========     ========

Basic earnings per share *                     $ 2.84       $ 1.89       $ 1.18       $ 0.59       $ 0.40
Diluted earnings per share*                    $ 2.79       $ 1.85       $ 1.16       $ 0.58       $ 0.38

Basic shares outstanding *                     34,499       35,184       35,288       34,309       31,511
Diluted shares outstanding *                   35,143       35,966       35,997       35,185       32,825

BALANCE SHEET DATA

Cash and short-term investments              $ 49,297     $ 51,709     $ 77,181     $ 35,703     $ 18,911
Working capital                               109,023       84,366       72,520       38,209       15,682
Total assets                                  276,653      193,905      117,126       67,310       24,373
Stockholders' equity                          202,423      147,414       92,867       53,031       17,651

* Reflects the three-for-two stock splits effective August 2000, January 2001, and August 2001

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

CRITICAL ACCOUNTING POLICIES

We have identified the most critical accounting policies for our Company. These critical policies involve the most complex or subjective decisions or assessments and consist of warranty reserves, sales return reserves, the allowance for doubtful accounts, inventory valuation, and intangible asset valuation.

WARRANTY RESERVES

The product warranty reserve includes the cost to manufacture (raw materials, labor and overhead) or purchase warranty parts from our suppliers as well as the cost to ship those parts to our customers. In addition, the cost of a technician to install a warranted part on our manufactured commercial equipment is also included. The warranty reserve is based on our historical experience with each product. A warranty reserve is established for new products based on historical experience with similar products, adjusted for any technological advances in manufacturing or materials used. Thorough testing of new products in the development stage helps to identify and correct potential warranty issues prior to manufacturing. Continuing quality control efforts during manufacturing limit our exposure to warranty claims. We track warranty claims by part and reason for claim in order to identify any potential warranty trends. If our quality control efforts were to fail to detect a fault in one of our products, we could experience an increase in warranty claims resulting in an increase in the warranty reserve. In addition, if we were to experience a significant number of warranty claims for a particular part or for a particular reason, we may need to make design changes to our product, some of which may be required for our warranted products. A change in warranty experience could have a significant impact on our financial position, results of operations and cash flows.

SALES RETURN RESERVES

The sales return reserve is based on our historical experience of product returns during the trial period in which a customer can return a product for the full purchase price, less shipping and handling in most instances. The trial periods for Bowflex, Champion Nutrition, and Nautilus Sleep Systems product lines are six weeks, 30 days, and 90 days, respectively. Trial periods are not offered on our other product lines. We track all product returns in order to identify any potential customer satisfaction trends. Our return reserve may be sensitive to a change in our customers' ability to pay during the trial period due to unforeseen economic circumstances and to different product introductions that might fulfill the customers' needs at a perceived better value. Any major change in the aforementioned factors may increase sales returns, which could have a significant impact on our financial position, results of operations and cash flows.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is based on our historical experience adjusted for any known uncollectible amounts. We periodically review the creditworthiness of our customers to help ensure collectibility. Our allowance is sensitive to changes in our customers' ability to pay due to unforeseen changes in the economy, including the bankruptcy of a major customer, our efforts to actively pursue collections, and increases in chargebacks. Any major change in the aforementioned factors may result in increasing the allowance for doubtful accounts, which could have a significant impact on our financial position, results of operations and cash flows.

INVENTORY VALUATION

Our inventory is valued at either the lower of cost (standard or average depending on location) or market. Inventory adjustments are required for any known obsolete or defective products. We periodically review inventory levels of our product lines in conjunction with market trends to assess salability of our products. Our assessment of necessary adjustments to market value of inventory is sensitive to changes in fitness technology and competitor product offerings driven by customer demand. Any major change in the aforementioned factors may result in reductions to market value of inventory below cost, which could have a significant impact on our financial position, results of operations and cash flows.

INTANGIBLE ASSET VALUATION

Intangible assets predominantly consist of the Nautilus, Schwinn, and StairMaster trademarks and goodwill associated with the acquisition of Schwinn Fitness. Management estimates affecting these trademark and goodwill valuations include determination of useful lives, and estimates of future cash flows and fair values to perform the annual impairment analysis. The useful lives assigned by management to the Nautilus, Schwinn, and StairMaster trademarks and Schwinn Fitness goodwill are indefinite, 20 years, indefinite, and indefinite, respectively. Any major change in the useful lives and/or the determination of an impairment associated with the valuation of the aforementioned intangible assets may result in asset value write-downs, which could have a significant impact on our current and future financial position and results of operations.

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

The following table presents certain financial data as a percentage of net sales:


                                                Year Ended December 31,
                                                -----------------------
Statement of Operations Data                  2002        2001        2000

Net sales                                    100.0 %     100.0 %     100.0 %
Cost of sales                                 43.2        38.7        33.7
                                             -----       -----       -----
           Gross profit                       56.8        61.3        66.3
                                             -----       -----       -----
Operating expenses:
  Selling and marketing                       24.9        27.4        32.8
  General and administrative                   4.4         4.3         4.0
  Royalties                                    1.7         2.0         2.2
                                             -----       -----       -----
           Total operating expenses           31.0        33.7        39.0
                                             -----       -----       -----
Operating income                              25.8        27.6        27.3
Other income                                   0.3         1.2         1.8
                                             -----       -----       -----
Income before income taxes                    26.1        28.8        29.1
Income tax expense                             9.4        10.5        10.5
                                             -----       -----       -----
           Net income                         16.7 %      18.3 %      18.6 %
                                             =====       =====       =====

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

NET SALES

Net sales increased by 60.7% to $584.6 million in 2002 from $363.9 million in 2001. Excluding our acquisitions of Schwinn Fitness and StairMaster, sales grew by approximately 32.6% on a consolidated basis in 2002 compared to 2001. The increase in sales was driven by the growth in our direct segment and continued expansion of our commercial/retail business.

Sales in our direct segment are comprised primarily of sales from our Bowflex product line. However, as sales from our Nautilus Sleep Systems product line continue to grow, they have become an increasingly important component of our direct segment business. Sales within our direct segment were $392.6 million in 2002, an increase of 34.2% over 2001. A significant reason for the increase in direct segment sales can be attributed to the introduction of our high-end Bowflex "Ultimate" at the end of the fourth quarter of 2001. The "Ultimate" has been well received by consumers leading to sequential growth in the average selling price of our Bowflex product line in each quarter since its introduction. The average Bowflex selling price increased 11.5% in the fourth quarter of 2002 compared to the same period in 2001. Our direct-marketing business is largely dependent upon national cable television advertising. We experienced changes in the advertising environment in the second half of 2002 as costs rose for the first time in two years due to heightened demand for advertising time. As a result of this higher advertising cost environment, fourth quarter direct segment revenue showed year-over-year growth but not sequential growth as we managed our advertising spending to optimize profitability.

We believe two unusual events affected sales in late 2001 and the first half of 2002: the nesting effect as a result of the events of September 11, 2001 and the high availability of television advertising time. Both of these contributed very positively to Bowflex sales during the first half of 2002. As evidenced by results in the last part of 2002, the nesting effect of September 11, 2001 seems to be receding, and the advertising environment has changed considerably.

Our direct segment accounted for 67.2% of our aggregate net sales in 2002, down from 80.4% in 2001, as we continued our strategies of diversification into the commercial and retail markets and of introducing new direct-marketed products.

Sales within our commercial/retail segment were $192.0 million in 2002, an increase of 169.3% over 2001. A significant portion of this growth is attributed to the acquisition of Schwinn Fitness in September 2001 and StairMaster in February 2002. Our commercial/retail segment now accounts for 32.8% of our net sales, up from 19.6% in 2001 as we continue to execute our strategy of expanding our presence, product lines, and brands across all our channels, especially within the commercial/retail segment. In August of 2002, we expanded our product lines with the introduction of 16 new retail products. The new retail products branded under our Nautilus name include treadmills, stationary bicycles, an elliptical motion trainer, home strength equipment, and heart rate monitors. We also introduced new products under our Schwinn brand name including indoor cycling bicycles and an elliptical motion trainer. In addition to the 16 new retail products, many of our existing products were updated and enhanced. We began shipping the majority of our new products late in the fourth quarter of 2002.

We believe our business will continue to show considerable seasonality going forward. In our direct marketing business we have found that second quarter influences on television viewership, such as the broadcast of national network season finales and seasonal weather factors, cause our spot television commercials on national cable television to be less effective in the second quarter than in other periods of the year. Additionally, we have found that advertising availability during the fourth quarter is more limited due to an increase in annual holiday advertising and political advertisements during election years. Our retail business is also highly seasonal. We believe that sales within our commercial/retail segment are considerably lower in the second quarter of the year compared to the other quarters. Our strongest quarter for the commercial/retail segment is generally the fourth quarter, followed by the first and third quarters. We believe the principal reason for this trend is the commercial/retail fitness industry's preparation for the impact of New Year's fitness resolutions and seasonal weather patterns related to colder winter months.

GROSS PROFIT

Gross profits continued to be strong, growing 48.9% to $332.3 million in 2002 from $223.2 million in 2001. However, due to our product diversification strategy, which has increased sales of inherently lower margin products in the commercial/retail segment, our overall gross profit margin decreased to 56.8% in 2002, compared to 61.3% in 2001. We expect this trend to continue as we increase sales in the commercial/retail segment of the market relative to our total sales.

The gross profit margin within our direct segment was 73.4% in 2002 and 69.8% in 2001. Gross margins on our Bowflex product line continue to be very strong as we gain cost reductions from vendors and shipping cost savings. For example, the standard cost for the Bowflex "Power Pro" with a 210-pound rod pack was reduced approximately 18% by the fourth quarter of 2002 compared with the same period in 2001. In addition, product delivery costs were reduced by approximately 17% by the end of the fourth quarter of 2002 compared with the same period in 2001.

The decrease in gross profit margin within our commercial/retail segment to 23.0% in 2002, compared with 26.4% in 2001, was largely due to the Schwinn Fitness and StairMaster acquisitions. Other downward pressure on commercial/retail margins included discounts offered on sales of discontinued retail products and manufacturing inefficiencies associated with moves and the consolidation of our treadmill facilities. Discounts were offered to reduce inventory levels of older products in order to accommodate 16 new retail fitness products that were introduced during the third quarter.

OPERATING EXPENSES

SELLING AND MARKETING. Selling and marketing expenses grew to $145.3 million in 2002 from $99.8 million in 2001, an increase of 45.5%. This increase in selling and marketing expenses resulted primarily from the expansion of our direct marketing campaign for Bowflex products and Nautilus Sleep Systems, higher advertising costs in the second half of 2002 due to increased demand for advertising time, and the acquisitions of Schwinn Fitness and StairMaster. Advertising costs for our direct marketing segment rose for the first time in about two years, and we expect costs to remain at higher levels during 2003. We experienced an increase of approximately 13% in advertising costs from the fourth quarter of 2001 to the fourth quarter of 2002. We expect to materially increase our cash expenditures on spot commercials and infomercials as we anticipate rates to remain higher than we experienced in the first half of 2002 and as we expand the direct marketing campaigns for our Nautilus Sleep Systems as well as our new TreadClimber, which we introduced in the first quarter of 2003.

As a percentage of net sales, overall selling and marketing expenses decreased to 24.9% in 2002 from 27.4% in 2001. The decrease was primarily a result of executing our product diversification strategy leading to a higher proportion of commercial/retail segment sales. Selling and marketing expenses within our direct segment were 30.9% of net sales in 2002, compared to 31.3% in 2001.

GENERAL AND ADMINISTRATIVE. General and administrative expenses grew to $25.9 million in 2002 from $15.6 million in 2001, an increase of $10.3 million, or 66.3%. Our commercial/retail segment accounted for $7.4 million of the increase due primarily to our Schwinn Fitness and StairMaster acquisitions. Our direct segment accounted for the remaining increase of $2.9 million due primarily to increased staffing and infrastructure expenses necessary to support our growth. As a percentage of net sales, general and administrative expenses increased marginally to 4.4% in 2002 from 4.3% in 2001.

ROYALTIES. Royalty expense grew to $10.1 million in 2002 from $7.4 million in 2001, an increase of 37.3%. Both our direct and commercial/retail segments have several royalty agreements. The increase in our royalty expenses is primarily attributable to the increased sales of our Bowflex products, along with sales of other products under royalty agreements that have been added as part of our diversification strategy. The patent for the Bowflex Power Rod resistance technology expires on April 27, 2004. The Company will no longer be obligated to pay royalties related to Bowflex sales following the expiration of this patent.

OTHER INCOME

In 2002, other income was $1.9 million compared to $4.4 million for 2001. This decline resulted primarily from a decrease in interest earned on invested cash and cash equivalents. Because we used a significant portion of our cash for acquisitions and stock buybacks, we had less cash from which to derive interest income. Interest income also decreased due to interest rate cuts by the Federal Reserve Bank in 2002.

INCOME TAX EXPENSE

Income tax expense increased by $16.8 million for 2002 primarily due to the growth in our income before taxes. The decrease in our effective tax rate from 36.5% in 2001 to 36.0% in 2002 is due to state income tax issues relating to our commercial and retail business increasing our 2001 rate while the 2002 rate is in line with our historical experience. We expect our income tax expense to increase in line with our growth in income before taxes.

NET INCOME

For the reasons discussed above, net income grew to $97.9 million in 2002 from $66.6 million in 2001, an increase of 47.0%. Our net income as a percentage of sales, though down from 18.3% in 2001, was a strong 16.7% in 2002. The expansion of our commercial/retail segment business and product lines during 2002 resulted in a decline in net income as a percentage of sales, but increased net income in real dollars.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

NET SALES

Net sales grew by 62.5% to $363.9 million in 2001 from $223.9 million in 2000. Sales were driven by the growth in our direct segment and our continued expansion into the commercial and retail market segments. In 2001, we capitalized on favorable advertising costs and availability to increase the consumer awareness of our Bowflex and Nautilus Sleep System product lines. Meanwhile, we continued to expand our market share in the commercial/retail products segment, where we grew the Nautilus brand and successfully integrated the acquisition of the Schwinn Fitness business.

Sales in our direct segment were comprised primarily of sales of our Bowflex product line; however, as the Nautilus Sleep Systems product line continued to grow, it also became an increasingly important component of our direct business. Sales within our direct products segment were $292.5 million in 2001, an increase of 47.7% over the prior year. Our direct segment accounted for 80.4% of our aggregate net sales in 2001, down from 88.5% in 2000, as we continued our strategies of diversification into the commercial and retail products segments and of introducing new direct-marketed products.

Sales within our commercial/retail products segment were $71.3 million in 2001, an increase of 176.2% over 2000. Our commercial/retail segment accounted for 19.6% of our net sales, up from 11.5% in 2000 as we continued to execute our strategy of expanding our presence, product lines and brands across all our channels and especially within the commercial/retail products segment.

GROSS PROFIT

Gross profits continued to be strong, growing 50.4% to $223.2 million in 2001, from $148.4 million in the same period a year ago. However, due to our product diversification strategy, which increased sales in the commercial/retail segment, and due to the inherent lower margins in that segment, our overall gross profit margin decreased to 61.3% in 2001, from 66.3% in 2000. The gross profit margin within our direct products segment was 69.8% in 2001 and 70.2% in 2000. The decrease in gross margins within our commercial/retail products segment to 26.4% in 2001, compared with 36.2% in 2000, was largely due to the Schwinn Fitness acquisition and higher research and development expenditures for the Nautilus retail fitness products.

OPERATING EXPENSES

SELLING AND MARKETING. Selling and marketing expenses grew to $99.8 million in 2001 from $73.5 million in 2000, an increase of 35.8%. This increase in selling and marketing expenses resulted primarily from the expansion of our direct marketing campaign for Bowflex products and Nautilus Sleep Systems and variable costs associated with our sales growth.

As a percentage of net sales, overall selling and marketing expenses decreased to 27.4% in 2001 from 32.8% in 2000. The decrease was a result of our planned product diversification efforts leading to a higher proportion of commercial/retail product sales. We also benefited from the increased availability of advertising time and the reduction of advertising rates due to the dramatic reduction of dot.com media spending, the effects of September 11, 2001, and the economic downturn. Selling and marketing expenses within our direct products segment were 31.3% of net sales in 2001, compared to 33.9% in 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses grew to $15.6 million in 2001 from $8.8 million in 2000, an increase of 76.9%. Our direct segment business accounted for $4.0 million of the increase, due primarily to increased staffing and infrastructure expenses necessary to support our growth. Our commercial/retail operations accounted for the remaining increase primarily due to our product diversification strategy. As a percentage of net sales, general and administrative expenses increased to 4.3% in 2001 from 3.9% in 2000.

ROYALTIES. Royalty expense grew to $7.4 million in 2001 from $5.0 million in 2000, an increase of 47.9%. Both our direct and commercial/retail segments have several royalty agreements. The increase in our royalty expenses was primarily attributable to the increased sales of our Bowflex products, along with sales of other products under royalty agreements that have been added as part of our diversification strategy.

OTHER INCOME

In 2001, other income was $4.4 million compared to $4.0 million for 2000. The increase resulted primarily from an increase in interest earned on invested cash and cash equivalents due to higher invested cash amounts. The increase was somewhat offset by considerable interest rate cuts by the Federal Reserve Bank in 2001.

INCOME TAX EXPENSE

Income tax expense increased by $14.8 million for 2001 primarily due to the growth in our income before taxes. The increase in our effective tax rate to 36.5% in 2001 from 36.0% in 2000 was due to state income tax issues relating to our commercial/retail business segment.

NET INCOME

For the reasons discussed above, net income grew to $66.6 million in 2001 from $41.6 million in 2000, an increase of 60.0%. Not only were we able to maintain a high sales growth rate, but we also complemented that with control over our expenses, which grew only marginally as a percentage of sales from 2000. Higher sales, coupled with controlling our expenses, translated into strong net income growth in 2001.

QUARTERLY RESULTS OF OPERATIONS

The following table presents our operating results for each of the eight quarters in the period ended December 31, 2002. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read together with our audited financial statements and the related notes. These operating results are not necessarily indicative of the results of any future period. Due to recent acquisitions within our commercial/retail segment, we expect heightened seasonality in our business. We expect sales in the second quarter to be weakest while the first and fourth quarter should be our strongest. The fourth quarter should be stronger than the first quarter.

                                                         QUARTER ENDED
                                 -------------------------------------------------------------
In Thousands (except per share)   March 31     June 30    September 30  December 31     Total

Fiscal 2002:
------------
Net sales                         $135,914     $140,408     $152,865     $155,463     $584,650
Gross profit                        77,161       83,769       88,365       83,019      332,314
Operating income                    36,968       39,737       39,194       35,156      151,055

Net income                          23,958       25,826       25,059       23,044       97,887

Earnings per share:
  Basic                               0.68         0.73         0.72         0.69         2.84
  Diluted                             0.67         0.72         0.71         0.69         2.79

Fiscal 2001:
------------

Net sales                         $ 74,855     $ 75,009     $ 88,702     $125,296     $363,862
Gross profit                        49,551       49,237       55,691       68,684      223,163
Operating income                    21,534       21,531       25,196       32,152      100,413

Net income                          14,739       14,550       16,764       20,530       66,583

Earnings per share:
  Basic *                             0.42         0.41         0.48         0.59         1.89
  Diluted *                           0.41         0.40         0.46         0.57         1.85

* Reflects the three-for-two stock splits effective January 2001 and August 2001.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our growth and acquisitions primarily from cash generated by our operating activities. During 2002, our operating activities generated $100.6 million in net cash, which contributed to an aggregate $31.7 million balance in cash and cash equivalents and $17.6 million of short-term investments, compared with $66.9 million and $52.8 million net cash generated by our operating activities in 2001 and 2000, respectively.

Net cash used in our investing activities decreased in 2002 to $57.9 million, from $94.3 million in 2001, which was up substantially from $8.7 million in 2000. The 2002 activity was primarily due to capital expenditures of $31.5 million and the acquisition of StairMaster for $24.1 million, net of cash acquired. The 2001 activity was primarily the acquisition of Schwinn Fitness for $69.8 million, including acquisition costs and $16.1 million of net purchases of short-term investments. Our capital expenditures in 2002 primarily consisted of land and buildings, manufacturing equipment, and computer systems and related equipment. We invested $16.7 million in capital expenditures for our direct segment computer systems and related equipment to support the growth of the business. We purchased land and a building in Colorado for $6.7 million, including improvements, which serve as the commercial/retail segment headquarters. We also purchased land and buildings in Texas and Virginia for $3.1 million, including improvements, which serve as manufacturing and warehouse facilities. We invested $2.3 million in tooling for manufacturing our new products. We invested $1.7 million at our corporate headquarters in Washington to consolidate our Washington operations and to expand our call center. Finally, we invested $1.5 million in 2002 for net purchases of short-term investments.

Net cash used in financing activities increased to $47.2 million from $14.0 million in 2001 and $2.6 million in 2000. Increased use of funds for stock repurchases during 2002 and 2001 resulted in the increase in net cash used. In 2002 we repurchased $50.0 million of stock and received $2.7 million for stock option exercises. In 2001 we repurchased $16.3 million of stock and received $2.3 million for stock option exercises.

Our working capital needs have increased as we continue to implement our growth strategy. Working capital in 2002, 2001 and 2000 was $109.0 million, $84.4 million and $72.5 million, respectively. We anticipate that our working capital requirements will increase going forward as a result of us growing our commercial/retail segment through our acquisition strategy and internal growth. We also expect to materially increase our cash expenditures on spot commercials and infomercials as we expect advertising rates to remain higher than we experienced in the first half of 2002 and as we expand the direct marketing campaigns for our Nautilus Sleep Systems and our newly introduced TreadClimber. Commercial/retail segment inventories increased in anticipation of increased sales, especially of new products and the addition of inventories associated with the acquisition of StairMaster. The $25.2 million increase in trade receivables can primarily be attributed to the fourth quarter sales in 2002 being heavily back-end loaded as most of the 16 new retail products were received for sale late in the quarter. Also contributing to the increase in receivables was the acquisition of StairMaster. We expect that our working capital will increase going forward as a result of our anticipated future profitability.

We maintain a $10 million line of credit with U.S. Bank National Association. The line of credit is secured by certain assets and contains several financial covenants. As of the date of this filing, we are in compliance with the covenants applicable to the line of credit, and there is no outstanding balance under the line.

As of December 31, 2002, we had no contractual capital obligations or commercial commitments other than operating leases, which are described in Note 8 of the Notes to Consolidated Financial Statements.

During the first quarter of 2003, we announced a $50 million stock repurchase program which expires June 30, 2003, and a $0.40 annual stock dividend to be paid $0.10 per quarter commencing March 10, 2003. We intend to use cash generated from operations to finance the dividend and any stock repurchase activity.

We believe our existing cash balances, cash generated from operations and borrowings available under our line of credit, will be sufficient to meet our capital requirements for the foreseeable future.

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

A SIGNIFICANT DECLINE IN AVAILABILITY OF MEDIA TIME OR A MARKED INCREASE IN ADVERTISING RATES MAY HINDER OUR ABILITY TO EFFECTIVELY MARKET OUR PRODUCTS AND MAY REDUCE PROFITABILITY.

We depend primarily on 60-second "spot" television commercials and 30-minute television "infomercials" to market and sell our direct-marketed products. Consequently, a marked increase in the price we must pay for our preferred media time or a reduction in its availability may adversely impact our financial performance.

UNFAVORABLE ECONOMIC CONDITIONS OR GEOPOLITICAL UPHEAVAL COULD CAUSE A DECLINE IN CONSUMER SPENDING AND HINDER OUR PRODUCT SALES.

The success of each of our products depends substantially on the amount of discretionary funds available to consumers and their purchasing preferences. Economic and political uncertainties could continue to adversely impact the U.S. and international economic environment. A continued decline in economic conditions could further depress consumer spending, especially discretionary spending for premium priced products like ours. These poor economic conditions could in turn lead to substantial decreases in our net sales.

COMPETITION COULD INCREASE SIGNIFICANTLY UPON THE EXPIRATION OF THE PRINCIPAL U.S. PATENT ON OUR BOWFLEX POWER ROD RESISTANCE TECHNOLOGY ON APRIL 27, 2004.

Although our Bowflex trademark is protected as long as we continuously use the trademark, the main U.S. patent on our Bowflex Power Rod resistance technology, a key component of our Bowflex products, expires on April 27, 2004. This impending patent expiration is expected to trigger the introduction of similar products by competitors and could result in a significant decline in our net sales.

A SIGNIFICANT DECLINE IN CONSUMER INTEREST IN BOWFLEX PRODUCTS WOULD SHARPLY DIMINISH OUR SALES AND PROFITABILITY.

Our financial performance depends significantly on sales of our Bowflex line of home fitness equipment. During 2002, approximately 61% of our net sales were attributable to our Bowflex products. Accordingly, any significant decline in consumer interest in our Bowflex products could significantly reduce our sales and profitability. Sales of our Bowflex line could significantly decline if, for example, a competing product were effectively marketed and resulted in significant consumer purchases or if the market demand for our Bowflex line were to become saturated. Although we are working to diversify our revenue base, we anticipate that sales of our Bowflex product line will continue to account for a substantial portion of our net sales for the foreseeable future.

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

We also may not be able to successfully acquire intellectual property rights or potentially prevent others from claiming that we have violated their proprietary rights when we launch new products. We could incur substantial costs in defending against such claims, even if they are without basis, and we could become subject to judgments requiring us to pay substantial damages.

WE HAVE BEEN A RAPIDLY GROWING COMPANY; OUR FAILURE TO PROPERLY MANAGE GROWTH MAY ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

We have grown significantly in recent years, with an increase in net sales from $9.2 million in 1996 to $584.6 million in 2002. Our organic growth has been complemented by acquisitions of Nautilus in January 1999, Schwinn Fitness in September 2001, and StairMaster in February 2002. Our rapid growth and recent acquisitions may strain our management team, production facilities, information systems and other resources. In addition, we may be unable to effectively allocate our existing and future resources to our various businesses while maintaining our focus on our core competencies. We cannot assure you that we will succeed in effectively managing our existing operations or our anticipated growth, which could adversely affect our financial performance.

OUR FAILURE OR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD SIGNIFICANTLY HARM OUR COMPETITIVE POSITION.

Protecting our intellectual property is an essential factor in maintaining our competitive position in the health and fitness industries. If we do not or are unable to adequately protect our intellectual property, our sales and profitability could be adversely affected. We currently hold a number of patents and trademarks and have several patent and trademark applications pending. However, our efforts to protect our proprietary rights may be inadequate and applicable laws provide only limited protection.

IF WE ARE UNABLE TO EFFECTIVELY INTEGRATE ACQUIRED BUSINESSES INTO OUR OPERATIONS, WE MAY NOT ACHIEVE ANTICIPATED REVENUE, EARNINGS AND BUSINESS SYNERGIES.

We face significant challenges in integrating acquired businesses into our operations, particularly with respect to corporate cultures and management teams. Failure to successfully effect the integration could adversely impact the revenue, earnings and business synergies we expect from the acquisitions. In addition, the process of integrating acquired businesses may be disruptive to our operations and may cause an interruption of, or a loss of momentum in, our core business.

Our future integration efforts may be jeopardized, and our actual return on investment from such acquisitions may be lower than anticipated, as a result of various factors, including the following:

o Challenges in the successful integration of the products, services or personnel of the acquired business into our operations;
o    Loss of employees or customers that are key to the acquired business;
o Time and money spent by our management team focusing on the integration, which could distract it from our core operations;
o    Our potential lack of experience in markets of the acquired businesses;
o Possible inconsistencies in standards, controls, procedures and policies among the combined companies and the need to implement our financial, accounting, information and other systems; and
o    The need to coordinate geographically diverse operations.

WE DEPEND ON A SINGLE TIER-ONE CONSUMER FINANCE COMPANY TO PROVIDE FINANCING PACKAGES TO OUR CUSTOMERS; A DETERIORATION OF THE CONSUMER FINANCE MARKET OR FAILURE BY THE FINANCE COMPANY TO PROVIDE FINANCING TO OUR CUSTOMERS COULD NEGATIVELY IMPACT SALES OF OUR DIRECT-MARKETED PRODUCTS.

In purchasing our products, approximately 37% of our direct-marketed customers utilize convenient financing packages provided by an independent finance company. We believe that convenient consumer financing is an important tool in our direct marketing efforts and induces many of our customers to make purchases when they otherwise would not. We facilitate the availability of convenient financing to our customers in order to increase our sales. Consumers may be less likely to purchase our products if the consumer finance market were to deteriorate so that financing is less available or less convenient to our customers. In addition, we currently utilize the services of a single top tier consumer finance company. Although we believe we could enter into similar arrangements with other providers if needed, a failure by the current provider to adequately service our customers could temporarily disrupt sales.

A DETERIORATION IN PRODUCT QUALITY OR INCREASE IN PRODUCT LIABILITY COULD ADVERSELY AFFECT OUR BUSINESS.

We rely on third party manufacturers for a significant portion of our product components, and we may not be able to consistently control the quality of such components. Any material increase in the quantity of products returned by our customers for purchase-price refunds could adversely affect revenues. In addition, we are subject to potential product liability claims if our products injure, or allegedly injure, our customers or other users. Our financial performance could be affected if our warranty reserves are inadequate to cover warranty claims on our products. We could become liable for significant monetary damages if our product liability insurance coverage and reserves fail to cover future product liability claims.

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

CHANGES IN FOREIGN CONDITIONS COULD IMPAIR OUR INTERNATIONAL SALES.

A portion of our revenues is derived from sales outside the United States. As of December 31, 2002, international sales represented approximately 10% of consolidated net sales. In addition, a substantial portion of our products is manufactured outside of the United States. Accordingly, our future results could be materially adversely affected by a variety of factors, including changes in foreign currency exchange rates, changes in a specific country's or region's political or economic conditions, trade restrictions, import and export licensing requirements, the overlap of different tax structures or changes in international tax laws, changes in regulatory requirements, compliance with a variety of foreign laws and regulations and longer payment cycles in certain countries.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2001, the Company adopted certain provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS, and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets apart from goodwill. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized but instead be tested for impairment at least annually. In connection with the adoption of SFAS No. 142 as of January 1, 2002, the Company evaluated its identified intangible assets and determined that the Nautilus trademark has an indefinite useful life.

SFAS No. 142 prescribes a two-phase process for testing the impairment of goodwill and indefinite life intangibles. The first phase, required to be completed by June 30, 2002, tested for impairment. If impairment existed, the second phase, required to be completed by December 31, 2002, measured the impairment. The Company completed its first phase impairment analysis during the second quarter and found no instances of impairment of its recorded goodwill or indefinite life intangibles. Accordingly, no impairment charge has been recorded as a result of adopting SFAS No. 142. Beginning in the fourth quarter of 2002, recorded goodwill and indefinite life intangibles were tested as part of an annual impairment test as prescribed by SFAS No. 142. The Company found no instances of impairment of its recorded goodwill or indefinite life intangibles. More frequent testing will be performed if material changes in events or circumstances arise.

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

In July 2002, the Financial Accounting Standards Board ("the FASB") issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN No. 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescinds FIN No. 35. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the provisions of FIN No. 45 in these financial statements with respect to product warranty disclosures.

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. SFAS No. 148 amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. This statement is effective for fiscal years ending after December 15, 2002. Management does not expect that the provisions of SFAS No. 148 will have a material effect on the Company's financial position, results of operations, or cash flows.

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

FOREIGN EXCHANGE RISK

The Company is exposed to foreign exchange risk from currency fluctuations, mainly in Europe. Given the relative size of the Company's current foreign operations, the Company does not believe the exposure to changes in applicable foreign currencies to be material, such that it could have a significant impact on our current or near-term financial position, results of operations, or cash flows. Management estimates the maximum impact on stockholders' equity of a 10% change in any applicable foreign currency to be $1.1 million.

INTEREST RATE RISK

The Company has financed its growth through cash generated from operations. At December 31, 2002, the Company had no outstanding borrowings and was not subject to any interest rate risk.

The Company invests in liquid debt instruments purchased with maturity dates of less than one year. Due to the short-term nature of those investments, management believes that any possible near-term changes in related interest rates would not have a material impact on the Company's financial position, results of operations, or cash flows.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------------------

Index to Consolidated Financial Statements

Independent Auditors' Report                                                 38

Consolidated Balance Sheets as of December 31, 2002 and 2001                 39

Consolidated Statements of Income for the years ended December 31,
        2002, 2001, and 2000                                                 40

Consolidated Statements of Stockholders' Equity and Comprehensive
        Income for the years ended December 31, 2002, 2001, and 2000         41

Consolidated Statements of Cash Flows for the years ended December 31,
        2002, 2001, and 2000                                                 42

Notes to Consolidated Financial Statements                                   44

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
The Nautilus Group, Inc.

We have audited the accompanying consolidated balance sheets of The Nautilus Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Nautilus Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.





Portland, Oregon
January 21, 2003

                            THE NAUTILUS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                        (In Thousands, Except Share Data)

-----------------------------------------------------------------------------------------------
ASSETS                                                                     2002          2001
                                                                        ---------     ---------
CURRENT ASSETS:
  Cash and cash equivalents                                             $  31,719     $  35,639
  Short-term investments, at amortized cost                                17,578        16,070
  Trade receivables (less allowance for doubtful accounts
    of $3,147 and $2,064 in 2002 and 2001)                                 50,099        24,858
  Inventories                                                              63,798        45,516
  Prepaid expenses and other current assets                                 4,919         2,007
  Short-term notes receivable                                               3,067         2,672
  Current deferred tax assets                                               2,924         1,425
                                                                        ---------     ---------
           Total current assets                                           174,104       128,187

LONG-TERM NOTES RECEIVABLE                                                    363            --

PROPERTY, PLANT AND EQUIPMENT, net                                         55,564        25,228

GOODWILL                                                                   29,755        29,625

OTHER ASSETS, net                                                          16,867        10,865
                                                                        ---------     ---------
TOTAL ASSETS                                                            $ 276,653     $ 193,905

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                        $  41,288     $  25,256
  Accrued liabilities                                                      15,827        10,888
  Income taxes payable                                                      5,284         4,792
  Royalty payable to stockholders                                           1,997         1,885
  Customer deposits                                                           685         1,000
                                                                        ---------     ---------
           Total current liabilities                                       65,081        43,821

LONG-TERM DEFERRED TAX LIABILITY                                            9,149         2,670

COMMITMENTS AND CONTINGENCIES (Notes 8 and 15)

STOCKHOLDERS' EQUITY:
  Common stock - 75,000,000 shares authorized; no par value;
    issued and outstanding in 2002 and 2001:  32,473,897 shares and
    34,954,790 shares                                                          --         4,900
  Retained earnings                                                       201,238       142,637
  Accumulated other comprehensive income (loss)                             1,185          (123)
                                                                        ---------     ---------
           Total stockholders' equity                                     202,423       147,414
                                                                        ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 276,653     $ 193,905
                                                                        =========     =========

See notes to consolidated financial statements.

                            THE NAUTILUS GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                 (In Thousands, Except Share and Per Share Data)

-----------------------------------------------------------------------------------------------------------
                                                                  2002             2001             2000
                                                              -----------      -----------      -----------
NET SALES                                                     $   584,650      $   363,862      $   223,927

COST OF SALES                                                     252,336          140,699           75,573
                                                              -----------      -----------      -----------
           Gross profit                                           332,314          223,163          148,354

OPERATING EXPENSES:
  Selling and marketing                                           145,258           99,813           73,510
  General and administrative                                       25,893           15,574            8,804
  Related-party royalties                                           9,089            6,786            4,837
  Third-party royalties                                             1,019              577              142
                                                              -----------      -----------      -----------
           Total operating expenses                               181,259          122,750           87,293
                                                              -----------      -----------      -----------
OPERATING INCOME                                                  151,055          100,413           61,061

OTHER INCOME:
  Interest income                                                   1,561            4,024            3,632
  Other, net                                                          331              381              347
                                                              -----------      -----------      -----------
           Total other income - net                                 1,892            4,405            3,979
                                                              -----------      -----------      -----------
INCOME BEFORE INCOME TAXES                                        152,947          104,818           65,040

INCOME TAX EXPENSE                                                 55,060           38,235           23,414
                                                              -----------      -----------      -----------
NET INCOME                                                    $    97,887      $    66,583      $    41,626
                                                              ===========      ===========      ===========

BASIC EARNINGS PER SHARE                                      $      2.84      $      1.89      $      1.18
                                                              ===========      ===========      ===========

DILUTED EARNINGS PER SHARE                                    $      2.79      $      1.85      $      1.16
                                                              ===========      ===========      ===========

Weighted average shares outstanding:

           Basic shares outstanding                            34,499,482       35,183,632       35,287,604

           Diluted shares outstanding                          35,142,794       35,966,038       35,997,366

See notes to consolidated financial statements.

                            THE NAUTILUS GROUP, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (In Thousands, Except Share Data)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Accumulated
                                                             Common Stock                              Other
                                                     ---------------------------      Retained      Comprehensive
                                                        Shares          Amount        Earnings      Income (Loss)       Total
                                                     -----------     -----------     -----------     -----------     -----------
BALANCES, JANUARY 1, 2000                             35,249,003     $    18,603     $    34,428     $        --     $    53,031

  Net income                                                  --              --          41,626              --          41,626
  Options exercised                                      486,301             622              --              --             622
  Stock repurchased                                     (417,531)         (3,252)             --              --          (3,252)
  Tax benefit of exercise of nonqualified options             --             840              --              --             840
                                                     -----------     -----------     -----------     -----------     -----------
BALANCES, DECEMBER 31, 2000                           35,317,773          16,813          76,054              --          92,867

  Net income                                                  --              --          66,583              --          66,583
  Cumulative translation adjustment                           --              --              --            (123)           (123)
                                                                                                                     -----------
           Comprehensive income                                                                                           66,460
  Shares issued                                           11,213             250              --              --             250
  Options exercised                                      567,563           2,270              --              --           2,270
  Stock repurchased                                     (941,759)        (16,310)             --              --         (16,310)
  Tax benefit of exercise of nonqualified options             --           1,877              --              --           1,877
                                                     -----------     -----------     -----------     -----------     -----------
BALANCES, DECEMBER 31, 2001                           34,954,790           4,900         142,637            (123)        147,414

  Net income                                                  --              --          97,887              --          97,887
  Cumulative translation adjustment                           --              --              --           1,308           1,308
                                                                                                                     -----------
           Comprehensive income                                                                                           99,195
  Options exercised                                      362,227           2,727              --              --           2,727
  Stock repurchased                                   (2,843,120)        (10,683)        (39,286)             --         (49,969)
  Tax benefit of exercise of nonqualified options             --           3,056              --              --           3,056
                                                     -----------     -----------     -----------     -----------     -----------
BALANCES, DECEMBER 31, 2002                           32,473,897     $        --     $   201,238     $     1,185     $   202,423
                                                     ===========     ===========     ===========     ===========     ===========

See notes to consolidated financial statements.

                            THE NAUTILUS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (In Thousands)

-----------------------------------------------------------------------------------------------------------
                                                                  2002             2001             2000
                                                              -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $    97,887      $    66,583      $    41,626
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                 6,316            3,621            2,874
      Loss on sale of property, plant and equipment                   126              213                4
      Tax benefit of exercise of nonqualified options               3,056            1,877              840
      Deferred income taxes                                         4,980            1,733              145
      Changes in assets and liabilities, net of the effect
        of acquisitions:
          Trade receivables                                       (16,392)         (10,108)            (197)
          Inventories                                             (11,109)         (14,006)          (3,486)
          Prepaid expenses and other current assets                (2,307)            (482)           1,273
          Trade payables                                           15,356           12,013            6,464
          Income taxes payable                                      1,376            2,146              366
          Accrued liabilities and royalty payable to
            stockholders                                            1,724            4,380            1,881
          Customer deposits                                          (453)          (1,093)             995
                                                              -----------      -----------      -----------
           Net cash provided by operating activities              100,560           66,877           52,785
                                                              -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                      (31,542)          (5,716)          (8,762)
  Proceeds from sale of property, plant and equipment                  31                3               97
  Decrease (increase) in other assets                                   7               42              (13)
  Acquisition cost of StairMaster, net of cash acquired           (24,131)              --               --
  Acquisition cost of Schwinn Fitness, net of cash acquired            --          (69,843)              --
  Purchase of short-term investments                              (39,360)         (37,133)              --
  Proceeds from maturities of short-term investments               37,852           21,063               --
  Issuance of notes receivable                                       (758)          (2,672)              --
                                                              -----------      -----------      -----------
           Net cash used in investing activities                  (57,901)         (94,256)          (8,678)
                                                              -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Funds used for stock repurchase                                 (49,969)         (16,310)          (3,252)
  Proceeds from exercise of stock options                           2,727            2,270              622
                                                              -----------      -----------      -----------
           Net cash used in financing activities                  (47,242)         (14,040)          (2,630)
                                                              -----------      -----------      -----------
EFFECT OF FOREIGN CURRENCY EXCHANGE
  RATE CHANGES                                                        663             (123)              --
                                                              -----------      -----------      -----------
                                                              (Continued)

                         THE NAUTILUS GROUP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                              (In Thousands)

-----------------------------------------------------------------------------------------------------------
                                                                  2002             2001             2000
                                                              -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                            $    (3,920)     $   (41,542)     $    41,477

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                          35,639           77,181           35,704
                                                              -----------      -----------      -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                        $    31,719      $    35,639      $    77,181
                                                              ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION -
  Cash paid for income taxes                                  $    46,627      $    32,400      $    21,908
                                                              ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF OTHER
  NONCASH INVESTING ACTIVITY -
  Champion purchase option paid by restricted stock           $        --      $       250      $        --
                                                              ===========      ===========      ===========
                                                              (Concluded)

See notes to consolidated financial statements.

                            THE NAUTILUS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2002
                 (In Thousands, Except Share and Per Share Data)
--------------------------------------------------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION - The Nautilus Group, Inc. (the "Company"), a Washington corporation, is a leading marketer, developer, and manufacturer of branded health and fitness products sold under such well-known brands as Nautilus, Bowflex, Schwinn, StairMaster, and Trimline. These products are distributed through well established direct to consumer, commercial, and retail channels. The Company's consumer and commercial fitness equipment products include a full line of cardiovascular and weight resistance products such as home gyms, free weight equipment, treadmills, stationary bikes, steppers and ellipticals. The Company's healthy lifestyle products also include a line of advanced sleep systems and nutritional products. As a result of the acquisition of StairMaster Sports/Medical, Inc. ("StairMaster") in February 2002, the Company incorporated The Nautilus Health & Fitness Group Germany GmbH (formerly StairMaster Sports/Medical Products GmbH), The Nautilus Health & Fitness Group UK Ltd. (formerly StairMaster Sports/Medical Products U.K.), and absorbed the U.S. operations (formerly StairMaster Health and Fitness Products, Inc.) into Nautilus/Schwinn Fitness Group, Inc.

     CONSOLIDATION - The consolidated financial statements of the Company include The Nautilus Group, Inc. and its wholly owned subsidiaries (collectively the "Company"). On May 21, 2002, the Company changed its corporate name to The Nautilus Group, Inc. from Direct Focus, Inc. All intercompany transactions have been eliminated in the preparation of the consolidated financial statements.

     USE OF ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to warranty reserves, sales return reserves, allowance for doubtful accounts, inventory valuation, and intangible asset valuation.

     CASH AND CASH EQUIVALENTS include cash on hand, cash deposited with banks and financial institutions and highly liquid debt instruments purchased with maturity dates of three months or less at the date of acquisition. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

     SHORT-TERM INVESTMENTS - Debt securities with maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Short-term investments in debt securities are classified as held-to-maturity and valued at amortized cost. For the years ended December 31, 2002 and 2001, the balance in short-term investments consisted solely of corporate bonds.

     TRADE RECEIVABLES - The Company maintains an allowance for doubtful accounts receivable based upon our historical experience and the expected collectibility of all outstanding accounts receivable. Allowance for doubtful accounts receivable activity for the years ended December 31, 2002, 2001 and 2000 is as follows:

                              Balance at  Charged to                Balance at
                              Beginning    Costs and                  End of
                              of Period    Expenses    Deductions*    Period

     Allowance for doubtful accounts:

     2002                    $    2,064   $    1,369   $      286   $    3,147
     2001                           352        4,478        2,766        2,064
     2000                           305          425          378          352

     * Deductions represent amounts written off against the allowance, net of recoveries.

     INVENTORIES are stated at the lower of average cost (first-in, first-out) or market or at the lower of standard cost (first-in, first-out) or market. The Company evaluates the need for inventory valuation adjustments associated with obsolete, slow-moving and nonsalable inventory by reviewing current transactions and forecasted product demand.

     PROPERTY, PLANT AND EQUIPMENT is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

     Management reviews the investment in long-lived assets for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. There have been no such events or circumstances in each of the three years in the period ended December 31, 2002. If there were an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows were less than the carrying amount of the assets, an impairment loss would be recognized to write down the assets to their estimated fair value.

     GOODWILL AND OTHER ASSETS consist of license agreements, patents, trademarks and goodwill. Amortization is computed using the straight-line method over estimated useful lives of three to twenty years. Accumulated amortization was $1,195 and $834 at December 31, 2002 and 2001, respectively.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets are to be tested periodically for impairment and written down to their fair market value as necessary. The Company adopted the provisions of this statement effective September 20, 2001 with respect to the Schwinn Fitness acquisition, the effect of which is to not amortize the goodwill recorded as part of this acquisition but to annually test it for impairment. The Company adopted SFAS No. 142 effective January 1, 2002 with respect to the Nautilus and StairMaster trademarks.

     REVENUE RECOGNITION - Revenue from product sales is recognized in accordance with Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. For all of the Company's products, except Nautilus commercial equipment, revenue from product sales is recognized at the time of shipment. Revenue is recognized upon installation for the Nautilus commercial equipment if the Company is responsible for installation.

     Emerging Issues Task Force ("EITF") issue No. 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS, requires all amounts billed to a customer in a sale transaction related to shipping and handling, if any, be classified as revenue. Costs incurred for shipping and handling should be classified as cost of sales. Amounts billed to customers classified as revenue were $42,314, $29,142, and $20,215 for the years ended December 31, 2002, 2001 and 2000, respectively. Costs incurred for shipping and handling classified as cost of sales were $24,477, $16,318, and $10,076 for the years ended December 31, 2002, 2001 and 2000, respectively.

     SALES RETURNS - The sales return reserve is based on our historical experience of product returns during the trial period in which a customer can return a product for the full purchase price, less shipping and handling in most instances. The trial periods for Bowflex, Champion Nutrition, and Nautilus Sleep Systems product lines are six weeks, 30 days, and 90 days, respectively. Trial periods are not offered on our other product lines. Sales return reserve activity for the years ended December 31, 2002, 2001 and 2000 is as follows:

                              Balance at  Charged to                  Balance at
                              Beginning Sales and Costs                 End of
                              of Period  and Expenses    Deductions*    Period

     Sales return reserves:

     2002                    $    2,100   $   14,494   $   14,044   $    2,550
     2001                         1,307       12,174       11,381        2,100
     2000                           787        8,536        8,016        1,307

     * Deductions represent product returns, net of recoveries.

     WARRANTY COSTS - The Company's warranty policy provides for coverage for defects in material and workmanship. Warranty periods on the Company's products range from two years to limited lifetime on the Bowflex lines of fitness products and twenty years on Nautilus Sleep Systems, on a prorated basis. The commercial and retail line of fitness products include a lifetime warranty on the frame and structural parts, a four month to three year warranty on parts, labor, electronics, upholstery, grips and cables, and typically a five year warranty on motors. Warranty costs are estimated based on the Company's experience and are charged to cost of sales as sales are recognized or as such estimates change. Warranty reserve activity for the years ended December 31, 2002, 2001 and 2000 is as follows:

                              Balance at  Charged to                Balance at
                              Beginning    Costs and                  End of
                              of Period    Expenses    Deductions*    Period

     Warranty reserves:

     2002                    $    2,413   $    6,155   $    3,210   $    5,358
     2001                           447        3,558        1,592        2,413
     2000                           383          540          476          447

     * Deductions represent warranty claims paid out in the form of cash or product replacements.

     RESEARCH AND DEVELOPMENT - Internal research and development costs relating to the development of new products, including significant improvements and refinements to existing products, are expensed as incurred and included in cost of sales. Third party research and development costs are expensed when the contracted work has been performed. Research and development expense was $4,485, $2,229, and $1,186 for 2002, 2001 and 2000, respectively.

     ADVERTISING - The Company expenses advertising costs as incurred except for commercial advertising production costs, which are expensed at the time the first commercial is shown on television. Advertising expense was $88,305, $63,582, and $47,265 for 2002, 2001 and 2000, respectively.

     INCOME TAXES - Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities. This results in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     FOREIGN CURRENCY TRANSLATIONS - The accounts of our foreign operations are measured using the local currency as the functional currency. These accounts are translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and the weighted average exchange rate during the period for the results of operations. Translation gains and losses are accumulated as a separate component of stockholders' equity and comprehensive income.

     FOREIGN CURRENCY TRANSACTIONS - Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period in which exchange rates change. Foreign currency transaction gains and (losses) were $210, $(54), and zero for the years ended December 31, 2002, 2001 and 2000, respectively.

     STOCK-BASED COMPENSATION - The Company continues to measure compensation expense for its stock-based employee compensation plans using the method prescribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Company provides pro forma disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, had been applied in measuring compensation expense.

     If compensation cost on stock options granted under these plans had been determined based on the fair value of the options consistent with that described in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2002, 2001 and 2000.

                                                  2002        2001        2000

     Net income, as reported                    $ 97,887    $ 66,583    $ 41,626
     Net income, pro forma                      $ 94,746    $ 64,340    $ 40,501

     Basic earnings per share, as reported      $   2.84    $   1.89    $   1.18
     Basic earnings per share, pro forma        $   2.75    $   1.83    $   1.15

     Diluted earnings per share, as reported    $   2.79    $   1.85    $   1.16
     Diluted earnings per share, pro forma      $   2.70    $   1.79    $   1.13

     The pro forma amounts may not be indicative of the effects on reported net income for future years due to the effect of options vesting over a period of years and the granting of stock compensation awards in future years.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants in 2002, 2001 and 2000:

                                               2002                  2001                 2000

     Granted option vesting              All as scheduled      All as scheduled     All as scheduled
     Dividend yield                            None                  None                 None
     Risk-free interest rate                   4.1 %                 4.4 %                5.0 %
     Expected volatility                        67 %                  67 %                 51 %
     Expected option lives                    5 years               5 years              5 years

     Weighted-average fair value of
       options granted per share              $ 20.52               $ 11.75              $ 14.59

     Refer to Note 9 for further information regarding the Company's stock option plan.

     COMPREHENSIVE INCOME is defined as net income as adjusted for changes to equity resulting from events other than net income or transactions related to an entity's capital structure. Comprehensive income for the years ended December 31, 2002 and 2001 equals net income plus or minus the effect of foreign currency translation adjustments. The foreign currency translation adjustments are due to the translation of the financial statements of the foreign subsidiaries acquired as part of the Fitness Division of Schwinn/GT Corp. ("Schwinn Fitness") and StairMaster. In 2000, the Company had no foreign subsidiaries.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of the Company's cash and cash equivalents, short-term investments, trade receivables, notes receivable, trade payables, royalty payable to stockholders, and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments.

     RECENT ACCOUNTING PRONOUNCEMENTS - Effective July 1, 2001, the Company adopted certain provisions of SFAS No. 141, BUSINESS COMBINATIONS, and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized but instead be tested for impairment at least annually. In connection with the adoption of SFAS No. 142 as of January 1, 2002, the Company evaluated its identified intangible assets and determined that the Nautilus trademark has an indefinite useful life.

     SFAS No. 142 prescribes a two-phase process for testing the impairment of goodwill and indefinite life intangibles. The first phase, required to be completed by June 30, 2002, tested for impairment. If impairment existed, the second phase, required to be completed by December 31, 2002, measured the impairment. The Company completed its first phase impairment analysis during the second quarter and found no instances of impairment of its recorded goodwill or indefinite life intangibles. Accordingly, no impairment charge has been recorded as a result of adopting SFAS No. 142. Beginning in the fourth quarter of 2002, recorded goodwill and indefinite life intangibles were tested as part of an annual impairment test as prescribed by SFAS No. 142. The Company found no instances of impairment of its recorded goodwill or indefinite life intangibles. More frequent testing will be performed if material changes in events or circumstances arise.

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

     In July 2002, the Financial Accounting Standards Board ("the FASB") issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued Interpretation ("FIN") No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN No. 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescinds FIN No.
     35. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in FIN No. 45 are effective for the year ended December 31, 2002. The Company has adopted the provisions of FIN No. 45 in these financial statements with respect to product warranty disclosures.

     In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. SFAS No. 148 amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. This statement is effective for the year ended December 31, 2002.

2.   OPERATING SEGMENTS

     The Company's operating segments include its direct segment that includes all products marketed directly to consumers through a variety of direct marketing channels. The Bowflex line of fitness equipment and Nautilus Sleep Systems are the principal products in the Company's direct segment. The other operating segment is the commercial/retail segment, which includes products and operations that are not direct marketed to consumers. Products in this segment include Nautilus, Schwinn, and StairMaster commercial and retail fitness equipment and accessories. Accounting policies used by the segments are the same as those disclosed in Note 1.

     The following table presents information about the Company's two operating segments:

                                                                   Commercial/
                                                        Direct        Retail         Total
     Year ended December 31, 2002:
       Revenues                                       $ 392,612     $ 192,038     $ 584,650
       Interest income                                    1,478            83         1,561
       Depreciation and amortization expense              2,824         3,492         6,316
       Income tax expense                                52,221         2,839        55,060
       Segment net income                                92,838         5,049        97,887
       Segment assets                                   128,204       148,449       276,653
       Additions to property, plant and equipment        18,615        12,927        31,542

     Year ended December 31, 2001:
       Revenues                                       $ 292,539     $  71,323     $ 363,862
       Interest income                                    3,980            44         4,024
       Depreciation and amortization expense              2,256         1,365         3,621
       Income tax expense                                36,165         2,070        38,235
       Segment net income                                62,909         3,674        66,583
       Segment assets                                    87,264       106,641       193,905
       Additions to property, plant and equipment         5,266           450         5,716

     Year ended December 31, 2000:
       Revenues                                       $ 198,107     $  25,820     $ 223,927
       Interest income                                    3,630             2         3,632
       Depreciation and amortization expense              2,068           806         2,874
       Income tax expense                                22,884           530        23,414
       Segment net income                                40,684           942        41,626
       Segment assets                                    95,815        21,311       117,126
       Additions to property, plant and equipment         8,237           525         8,762

3.   ACQUISITIONS

     Effective February 8, 2002, the Company acquired the trade receivables, inventories, prepaid expenses and other current assets, property, plant and equipment, certain intangible assets and the foreign subsidiaries of StairMaster for a cash purchase price of approximately $25,785, including acquisition costs. StairMaster was acquired through a bankruptcy auction in the United States Bankruptcy Court for the Western District of Washington that was completed on January 17, 2002.

     The acquired assets include property, plant and equipment used to manufacture, assemble, distribute, and sell fitness equipment, including steppers, stepmills, treadmills and exercise bicycles.

     The purchase price for StairMaster was determined in the court auction. The Company's bid was formulated on the basis of historical and projected financial performance, which resulted in goodwill that had been recorded in the Company's commercial/retail segment along with the acquired assets and liabilities. The Company financed the acquisition with cash-on-hand.

     The Company has determined that the StairMaster trademark has an indefinite useful life and thus will not be amortized. The Company will evaluate the trademark each reporting period to determine whether events or circumstances warrant a revision to the indefinite useful life assumption or whether the asset should be tested for impairment.

     On October 2, 2002, Quinton Cardiology Systems, Inc. ("Quinton") purchased certain fixed assets and inventories that the Company originally acquired in the StairMaster acquisition for $1,725 consisting of $1,000 in cash and a $725 promissory note payable quarterly over a two-year period at prime plus 2%. These assets consisted of medical treadmill manufacturing fixed assets and inventories, which StairMaster used for outsourced production of Quinton branded medical treadmills. The allocation of the purchase price to the assets acquired and liabilities assumed resulted in no goodwill being recorded.

     The total cost of the StairMaster acquisition has been allocated to the assets acquired and liabilities assumed as follows:


     Cash and cash equivalents                                     $    793
     Trade receivables                                                8,025
     Inventories                                                      6,158
     Prepaid expenses and other current assets                        2,381
     Property, plant and equipment                                    4,807
     Trademark                                                        6,115
     Liabilities assumed                                             (3,355)
                                                                   --------
                Total acquisition cost                             $ 24,924
                                                                   ========

     Effective September 20, 2001, the Company acquired the trade receivables, inventories, prepaid expenses and other current assets, property, plant and equipment, certain intangible assets and the foreign subsidiaries of Schwinn Fitness for a cash purchase price of approximately $69,843, including acquisition costs.

     The total cost of the Schwinn Fitness acquisition has been allocated to the assets acquired and liabilities assumed as follows:

     Trade receivables                                             $  9,809
     Inventories                                                     18,857
     Prepaid expenses and other current assets                          933
     Property, plant and equipment                                    6,356
     Other assets                                                        40
     Trademark                                                        6,800
     Goodwill                                                        29,625
     Liabilities assumed                                             (2,577)
                                                                   --------
                Total acquisition cost                             $ 69,843
                                                                   ========

     The Company has determined that the Schwinn trademark, acquired as part of the Schwinn Fitness acquisition, has anticipated use and cash flows of approximately 20 years. The Company will amortize the trademark using the straight-line method over this period. The Company will evaluate the remaining useful life of the trademark each reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization or whether the asset should be tested for impairment.

     The results of operations subsequent to the date of the StairMaster and Schwinn Fitness acquisitions are included in the consolidated financial statements of the Company.

     The unaudited pro forma financial information below for the years ended December 31, 2002 and 2001 was prepared as if the transactions involving the acquisitions of StairMaster and Schwinn Fitness had occurred at January 1, 2001:

                                                              Year Ended
                                                              December 31,
                                                       -----------------------
                                                          2002          2001

     Net sales                                         $ 590,929     $ 498,690
     Net income                                           98,111        41,879
     Basic earnings per share                               2.84          1.19
     Diluted earnings per share                             2.79          1.16

     The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transactions occurred at the beginning of the respective year, nor does it purport to indicate the results of future operations of the Company.

4.   INVENTORIES

     Inventories at December 31 consisted of the following:

                                                            2002        2001

     Finished goods                                      $  45,317   $  34,862
     Work-in-process                                         1,317       1,148
     Parts and components                                   17,164       9,506
                                                         ---------   ---------
     Inventories                                         $  63,798   $  45,516
                                                         =========   =========


5.   PROPERTY, PLANT AND EQUIPMENT, net

     Details of property, plant and equipment are summarized as follows at December 31:

                                            Estimated
                                           Useful Life
                                           (in years)      2002        2001

     Land                                      N/A       $  3,395    $  1,780
     Buildings and improvements               31.5         21,912      11,785
     Computer equipment                        2-5         26,252      10,088
     Production equipment                       5          13,647       6,567
     Furniture and fixtures                     5           1,433       1,464
     Automobiles                                7             549         349
                                                         --------    --------
     Total property, plant and equipment                   67,188      32,033

     Accumulated depreciation                             (11,624)     (6,805)
                                                         --------    --------
     Property, plant and equipment, net                  $ 55,564    $ 25,228
                                                         ========    ========

6.   GOODWILL AND OTHER ASSETS, net

     Details of other assets are summarized as follows at December 31:

                                            Estimated
                                           Useful Life
                                           (in years)      2002        2001

     Indefinite life trademarks                N/A       $ 10,465    $  4,350
     Definite life trademarks                  20           6,800       6,800
     Other assets                             1-17            797         549
                                                         --------    --------
     Total other assets                                    18,062      11,699

     Accumulated amortization                              (1,195)       (834)
                                                         --------    --------
     Other assets, net                                   $ 16,867    $ 10,865
                                                         ========    ========

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

     Goodwill associated with the Schwinn Fitness acquisition is reported within the commercial/retail segment. The change in goodwill of $130 for the year ended December 31, 2002 is attributed entirely to the effect of foreign currency exchange rate changes.

     As discussed in Note 1, the Company adopted SFAS No. 142 on January 1, 2002. In accordance with SFAS No. 142, the effect of this statement, which ceased the amortization of the Nautilus trademark, is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the year ended December 31, 2001 is as follows:

                                                       Year Ended
                                                       December 31,
                                          -------------------------------------
                                             2002          2001          2000

     Reported net income                  $  97,887     $  66,583     $  41,626
     Amortization expense, net of tax            --           139           139
                                          ---------     ---------     ---------
     Adjusted net income                  $  97,887     $  66,722     $  41,765
                                          =========     =========     =========
     Basic earnings per share:
       Reported net income                $    2.84     $    1.89     $    1.18
       Adjusted net income                $    2.84     $    1.90     $    1.18

     Diluted earnings per share:
       Reported net income                $    2.79     $    1.85     $    1.16
       Adjusted net income                $    2.79     $    1.86     $    1.16

     Amortization of intangible assets for the year ended December 31, 2002 was $362. The estimated amortization expense for the next five years is $362 each year. Such estimated amortization will change if businesses or portions thereof are either acquired or disposed, or if changes in events or circumstances warrant the revision of estimated useful lives.

7.   ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at December 31:

                                                          2002          2001

     Accrued payroll                                   $   5,436     $   4,852
     Accrued warranty expense                              5,358         2,413
     Sales return reserve                                  2,550         2,100
     Accrued other                                         2,483         1,523
                                                       ---------     ---------
     Accrued liabilities                               $  15,827     $  10,888
                                                       =========     =========

8.   COMMITMENTS AND CONTINGENCIES

     LINES OF CREDIT - The Company has a line of credit for $10 million with U.S. Bank National Association. The line of credit is secured by certain assets and contains several financial covenants. Interest is payable on outstanding borrowings under the line at the bank's prime rate (4.25% at December 31, 2002). The Company is in compliance with the financial covenants applicable to the line of credit. There were no outstanding borrowings on the line of credit at December 31, 2002 or 2001.

     OPERATING LEASES - The Company has operating leases for various domestic and international properties with functional uses predominantly ranging from, but not limited to, warehousing and distribution, product development, administration, and product sales. The Company also has operating leases for certain equipment mainly consisting of product delivery trucks used in our commercial fitness equipment business. Rent expense under all leases was $4,216, $937, and $474 in 2002, 2001 and 2000, respectively.

     OBLIGATIONS - Operating leases under which the Company is presently obligated expire over various terms through June 2014. Future minimum lease payments under the noncancellable operating leases are as follows:

     2003                                                             $  2,179
     2004                                                                  955
     2005                                                                  819
     2006                                                                  774
     2007                                                                  774
     Thereafter                                                          2,622
                                                                      --------
     Minimum lease payments                                           $  8,123
                                                                      ========

9.   STOCK OPTIONS

     The Company's stock-based compensation plan was adopted in June 1995. The Company can issue nonqualified stock options to the Company's officers, directors and employees and incentive stock options to the Company's employees. The plan was amended in June 2000 so the Company may grant options for up to 7,958,118 shares of common stock. At December 31, 2002, 2,142,121 shares are available for future issuance under the plan. The plan is administered by the Company's Board of Directors which determines the terms and conditions of the various grants awarded under these plans. Stock options granted generally have an exercise price equal to the closing market price of the Company's stock on the day before the date of grant, and vesting periods vary by option granted, generally no longer than four years.

     A summary of the status of the Company's stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years ended on those dates is presented below.

                                              2002                            2001                           2000
                                  ---------------------------     ---------------------------     ---------------------------
                                                   Weighted-                       Weighted-                      Weighted-
                                                    Average                         Average                        Average
                                                    Exercise                        Exercise                       Exercise
                                     Shares          Price           Shares          Price           Shares          Price
     Outstanding at beginning
       of year                      1,726,381     $     12.79       1,694,195     $      7.32       1,576,596     $      2.67

     Granted                          275,075           33.25         691,650           19.50         805,275           12.43
     Forfeited or canceled            (39,242)          22.70         (91,901)          16.73        (201,375)           5.98
     Exercised                       (362,227)           7.53        (567,563)           4.00        (486,301)           1.28
                                  -----------     -----------     -----------     -----------     -----------     -----------
     Outstanding at end of
       year                         1,599,987     $     17.26       1,726,381     $     12.79       1,694,195     $      7.32
                                  ===========     ===========     ===========     ===========     ===========     ===========
     Options exercisable at
       end of year                    650,753                         540,345                         648,507
                                  ===========                     ===========                     ===========

     The following table summarizes information about stock options outstanding as of December 31, 2002:

                                           Options Outstanding           Options Exercisable
                                        -------------------------     -------------------------
                                          Average       Weighted-                     Weighted-
       Range of                          Remaining       Average      Number of        Average
       Exercise            Number       Contractual     Exercise        Shares        Exercise
        Prices           Outstanding    Life (Years)      Price       Exercisable       Price

      $0.24 - $6.98         319,723          1.1       $     4.30        281,472     $     3.94
     $13.56 - $13.78        614,664          2.7            13.65        229,797          13.61
     $16.06 - $23.02        257,525          3.4            20.82         94,650          20.50
     $24.28 - $30.42        166,500          3.8            25.21         44,834          25.17
     $32.80 - $37.70        241,575          4.5            34.32             --             --
                          ---------          ---       ----------      ---------     ----------
     $0.24 - $37.70       1,599,987          2.9       $    17.26        650,753     $    11.23
                          =========          ===       ==========      =========     ==========

     Refer to Note 1 for disclosure of pro forma results assuming the Company determined compensation cost on stock options granted under these plans based on the fair value of the options consistent with that described in SFAS No. 123.

10.  INCOME TAXES

     The Company realizes income tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial statement purposes, any reduction in income tax obligations as a result of these tax benefits is credited to common stock.

     The provision for income taxes consists of the following for the three years ended December 31, 2002:


                                              2002         2001         2000
     Current:
       Federal                              $ 48,483     $ 34,516     $ 22,536
       State                                   1,597        1,986          733
                                            --------     --------     --------
     Total current                            50,080       36,502       23,269
                                            --------     --------     --------
     Deferred:
       Federal                                 4,821        1,706          145
       State                                     159           27           --
                                            --------     --------     --------
     Total deferred                            4,980        1,733          145
                                            --------     --------     --------
     Total provision                        $ 55,060     $ 38,235     $ 23,414
                                            ========     ========     ========

     The components of the net deferred tax asset (liability) at December 31, 2002 and 2001 are as follows:

                                                         2002         2001
     Current:
       Assets:
         Accrued vacation                             $     396    $     166
         Allowance for doubtful accounts                    617          112
         Inventory valuation                                537          166
         Uniform capitalization                             470           88
         Accrued reserves                                 2,046        1,128
         Other                                              111          125

       Liabilities:
         Prepaid advertising                               (502)        (210)
         Other prepaids                                    (751)        (150)
                                                      ---------    ---------
     Net current deferred tax asset                       2,924        1,425

     Noncurrent liability:
       Depreciation and amortization                     (9,149)      (2,670)
                                                      ---------    ---------
     Net deferred tax liability                       $  (6,225)   $  (1,245)
                                                      =========    =========

     A reconciliation of the statutory income tax rate with the Company's effective income tax rate is as follows:

                                              2002         2001         2000

     Federal                                  35.0 %       35.0 %       35.0 %
     State                                     1.2          1.9          1.1
     Other                                    (0.2)        (0.4)        (0.1)
                                              ----         ----         ----
     Total                                    36.0 %       36.5 %       36.0 %
                                              ====         ====         ====

11.  EARNINGS PER SHARE

     Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options calculated using the treasury stock method. Net income for the calculation of both basic and diluted earnings per share is the same for all periods.

     The calculation of weighted-average outstanding shares is as follows:

                                                     Average Shares
                                        ---------------------------------------
                                            2002          2001          2000

     Basic shares outstanding            34,499,482    35,183,632    35,287,604
     Dilutive effect of stock options       643,312       782,406       709,762
                                        -----------   -----------   -----------
     Diluted shares outstanding          35,142,794    35,966,038    35,997,366
                                        ===========   ===========   ===========

     Outstanding stock options of 263,575, 169,500, and 278,325 for the years ended December 31, 2002, 2001 and 2000, respectively, were not included in the calculation of diluted earnings per share because they would be antidilutive.

12.  STOCK REPURCHASE PROGRAM

     Two times during fiscal 2002, the Board of Directors authorized the purchase of The Nautilus Group, Inc. common stock in open-market transactions. In June 2002, the Board of Directors authorized the expenditure of up to $20,000 to purchase shares of the Company's common stock through and including August 31, 2002. In October 2002, the Board of Directors authorized the repurchase of the Company's common stock commencing October 21, 2002 through and including January 31, 2003, provided the aggregate amount spent on such repurchases during this period did not exceed $30,000. During the year ended December 31, 2002, the Company repurchased a total of 2,843,120 shares of common stock in open-market transactions for an aggregate purchase price of $49,969.

     Three times during fiscal 2001, the Board of Directors authorized the expenditure of up to $20,000 to purchase shares of The Nautilus Group, Inc. common stock in open-market transactions. In October 2001, the Board of Directors authorized a $10,000 repurchase program extending through January 31, 2002 and the remaining balance of the $20,000 repurchase program was terminated. During the year ended December 31, 2001, the Company repurchased a total of 941,759 shares of common stock in open market transactions for an aggregate purchase price of $16,310.

13.  STOCK SPLITS

     On December 8, 2000, the Board of Directors approved a three-for-two stock split in the form of a share dividend payable to Company stockholders of record as of January 2, 2001 with a payment date of January 15, 2001. On July 13, 2001, the Board of Directors approved another three-for-two stock split in the form of a share dividend, payable August 13, 2001 to the Company's stockholders of record as of August 2, 2001. All share and per-share numbers contained herein reflect these stock splits.

14.  RELATED-PARTY TRANSACTIONS

     The Company incurred royalty expense under an agreement with a stockholder of the Company of $9,089 in 2002, $6,786 in 2001, and $4,837 in 2000, of
     which $1,997 and $1,885 was payable at December 31, 2002 and 2001, respectively. In addition to the royalty agreement, the stockholder has separately negotiated an agreement dated June 18, 1992, when the Company was privately held, between the stockholder, the Company's Chief Executive Officer ("CEO"), and a former director of the Company. That separate agreement stipulates that annual royalties above $90 would be paid 60% to the stockholder, 20% to the CEO and 20% to the former director.

15.  LITIGATION

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

     In December 2002, the Company filed suit against Icon Health and Fitness, Inc. in the Federal District Court, Western District of Washington alleging infringement by Icon of the Company's Bowflex patents. The Company seeks injunctive relief, unquantified treble damages and its fees and costs.

16.  EMPLOYEE BENEFIT PLAN

     The Company adopted a 401(k) profit sharing plan (the "Plan") in 1999 covering all employees over the age of 18. The Plan was amended in 2000 to allow for immediate eligibility in the Plan. Each participant in the Plan may contribute up to 30% of eligible compensation during any calendar year, subject to certain limitations. The Plan provides for Company matching contributions of up to 50% of the first 6% of eligible contributions made by all participants excluding Nautilus Human Performance Systems, Inc. ("Nautilus HPS") employees. For Nautilus HPS employees, the Company matches 35% of employee contributions up to the first 4% of eligible contributions. All participants must have completed one year of service before becoming eligible for Company matching contributions. In addition, the Company may make discretionary contributions. Employees are 25% vested in the matching and discretionary contributions per year for the first four years of service. Expense for the plan was $356, $225, and $135 for the years ended December 31, 2002, 2001 and 2000, respectively.

17.  SUBSEQUENT EVENTS

     On January 29, 2003, the Company announced that its Board of Directors declared an annual dividend. The Board of Directors declared a $0.40 per share annual dividend payable quarterly. The initial quarterly dividend of $0.10 per share was paid March 10, 2003, to shareholders of record at the close of business on February 20, 2003.

     On January 29, 2003, the Company also announced that its Board of Directors authorized management to repurchase up to $50,000 of the Company's common stock in open-market transactions from February 10, 2003 through June 30, 2003, with the terms of the purchases to be determined by management based on market conditions.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

The information required by this item is included under the captions ELECTION OF DIRECTORS, EXECUTIVE OFFICERS, and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, respectively, in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The information required by this item is included under the caption EXECUTIVE COMPENSATION in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

The information required by this item is included under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The information required by this item is included under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission ("SEC"), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of the Company's disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

INTERNAL CONTROLS

The Company maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(A)(1)   FINANCIAL STATEMENTS

         See the Consolidated Financial Statements in Item 8.

(A)(2)   FINANCIAL STATEMENT SCHEDULE

         There are no financial statement schedules filed as part of this annual report, since the required information is included in the consolidated financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

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

    3.3    Amendment to Articles of Incorporation - Incorporated by reference to
           Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 14, 2002.

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

    10.6 Second Amended and Restated Merchant Agreement dated February 23, 2000, between Direct Focus, Inc. and Household Bank (SB), N.A. - Incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001.

    10.7 Trademark License Agreement by and between Pacific Direct, LLC, Nautilus, Inc., and Schwinn Acquisition, LLC - Incorporated by reference to Exhibit 2.1 of the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 2001, as filed with the Commission on November 14, 2001.

    10.8 Revolving Credit Agreement, with Addendum, dated June 27, 2002, by and between The Nautilus Group, Inc. and U.S. Bank National Association - Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 14, 2002.

    21     Subsidiaries of The Nautilus Group, Inc.

    23     Consent of Deloitte & Touche LLP.

    24.1   Power of Attorney for Peter A. Allen.

    24.2   Power of Attorney for Kirkland C. Aly.

    24.3   Power of Attorney for C. Rowland Hanson.

    24.4   Power of Attorney for Frederick T. Hull.

    24.5   Power of Attorney for Paul F. Little.

    24.6   Power of Attorney for James M. Weber.

    99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2002.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:       March 26, 2003               THE NAUTILUS GROUP, INC.
            --------------

                                         By: /s/ Brian R. Cook
                                         --------------------------------------
                                         Brian R. Cook, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2003:

Signature                        Title
---------                        -----

/s/ Brian R. Cook                Chairman and Chief Executive Officer (Principal
------------------------         Executive Officer)
Brian R. Cook

/s/ Rod W. Rice                  Chief Financial Office and Secretary (Principal
------------------------         Financial and Accounting Officer)
Rod W. Rice


*                                Director
------------------------
Peter A. Allen


*                                Director
------------------------
Kirkland C. Aly


*                                Director
------------------------
C. Rowland Hanson


*                                Director
------------------------
Frederick T. Hull


*                                Director
------------------------
Paul F. Little


*                                Director
------------------------
James M. Weber


* By: /s/ Rod W. Rice            March 26, 2003
      --------------------------
          Rod W. Rice
          ATTORNEY-IN-FACT

                                  CERTIFICATION

I, Brian R. Cook, Chief Executive Officer, certify that:

         1. I have reviewed this annual report on Form 10-K of The Nautilus Group, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 26, 2003                            By: /s/ Brian R. Cook
--------------                            --------------------------------------
Date                                      Brian R. Cook, Chief Executive Officer

                                 CERTIFICATION

I, Rod W. Rice, Chief Financial Officer, certify that:

         1. I have reviewed this annual report on Form 10-K of The Nautilus Group, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 26, 2003                            By: /s/ Rod W. Rice
--------------                            --------------------------------------
Date                                      Rod W. Rice, Chief Financial Officer,
                                          Treasurer and Secretary