Form 10-Q
period 2003-03-31
NAUTILUS GROUP INC
filed 2003-05-15
CIK 1078207

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [_]


Number of shares of issuer's common stock outstanding as of May 2, 2003:
32,560,038

================================================================================

                            THE NAUTILUS GROUP, INC.

                                 MARCH 31, 2003

                               INDEX TO FORM 10-Q




                                                                            PAGE
                                                                            ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited) ................................   3

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................  13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ......  19

Item 4.   Controls and Procedures .........................................  20




PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ................................  21


Signatures ................................................................  22


Certifications ............................................................  23

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
-------------------------------

                            THE NAUTILUS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)


                                                                      MARCH 31,    DECEMBER 31,
ASSETS                                                                  2003           2002
                                                                     ----------     ----------
CURRENT ASSETS:
  Cash and cash equivalents                                          $   60,415     $   31,719
  Short-term investments, at amortized cost                                  --         17,578
  Trade receivables (less allowance for doubtful accounts
     of $3,118 and $3,147 in 2003 and 2002, respectively)                41,485         50,099
  Inventories                                                            66,820         63,798
  Prepaid expenses and other current assets                               4,547          4,919
  Short-term notes receivable                                             3,313          3,067
  Current deferred tax assets                                             3,459          2,924
                                                                     ----------     ----------
          Total current assets                                          180,039        174,104

LONG-TERM NOTES RECEIVABLE                                                  272            363

PROPERTY, PLANT AND EQUIPMENT, net                                       56,869         55,564

GOODWILL                                                                 29,755         29,755

OTHER ASSETS, net                                                        16,515         16,867
                                                                     ----------     ----------
TOTAL ASSETS                                                         $  283,450     $  276,653
                                                                     ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                     $   29,318     $   41,288
  Accrued liabilities                                                    17,141         15,827
  Income taxes payable                                                   10,655          5,284
  Royalty payable to stockholders                                         1,791          1,997
  Customer deposits                                                         972            685
                                                                     ----------     ----------
          Total current liabilities                                      59,877         65,081

LONG-TERM DEFERRED TAX LIABILITY                                         11,046          9,149

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:
  Common stock - authorized, 75,000,000 shares; of no par value;
     issued and outstanding, 2003: 32,550,913 shares, 2002:
     32,473,897 shares                                                      677             --
  Retained earnings                                                     210,644        201,238
  Accumulated other comprehensive income                                  1,206          1,185
                                                                     ----------     ----------
          Total stockholders' equity                                    212,527        202,423
                                                                     ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  283,450     $  276,653
                                                                     ==========     ==========

See notes to consolidated financial statements.

                            THE NAUTILUS GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands, Except Share and Per Share Data)
                                   (Unaudited)




                                                   THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------
                                                      2003              2002
                                                  ------------      ------------
NET SALES                                         $    129,449      $    135,914

COST OF SALES                                           59,502            58,753
                                                  ------------      ------------

          Gross profit                                  69,947            77,161
                                                  ------------      ------------

OPERATING EXPENSES:
  Selling and marketing                                 39,501            31,600
  General and administrative                             6,865             6,264
  Related-party royalties                                1,791             2,148
  Third-party royalties                                    299               181
                                                  ------------      ------------

          Total operating expenses                      48,456            40,193
                                                  ------------      ------------

OPERATING INCOME                                        21,491            36,968
                                                  ------------      ------------

OTHER INCOME (EXPENSE):
  Interest income                                          229               450
  Other, net                                              (331)               19
                                                  ------------      ------------

          Total other income (expense), net               (102)              469
                                                  ------------      ------------

INCOME BEFORE INCOME TAXES                              21,389            37,437

INCOME TAX EXPENSE                                       7,700            13,479
                                                  ------------      ------------

NET INCOME                                        $     13,689      $     23,958
                                                  ============      ============

BASIC EARNINGS PER SHARE                          $       0.42      $       0.68

DILUTED EARNINGS PER SHARE                        $       0.42      $       0.67

Weighted average shares outstanding:

          Basic shares outstanding                  32,550,735        35,008,298

          Diluted shares outstanding                32,617,558        35,973,400



See notes to consolidated financial statements.

                            THE NAUTILUS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                --------------------------
                                                                                   2003            2002
                                                                                ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $   13,689      $   23,958
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                  2,424           1,427
      Loss on sale of property, plant and equipment                                     10              --
      Tax benefit of exercise of nonqualified options                                  447             972
      Deferred income taxes                                                          1,362             451
      Changes in assets and liabilities, net of the effect of acquisitions:
        Trade receivables                                                            8,928           6,786
        Inventories                                                                 (3,077)         (8,607)
        Prepaid expenses and other current assets                                      756          (1,382)
        Trade payables                                                             (12,044)           (317)
        Income taxes payable                                                         5,369           9,466
        Accrued liabilities and royalty payable to stockholders                      1,014            (237)
        Customer deposits                                                              287             190
                                                                                ----------      ----------
           Net cash provided by operating activities                                19,165          32,707
                                                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                        (3,630)         (9,143)
  Proceeds from sale of property, plant and equipment                                    4              --
  Decrease in other assets                                                             251              71
  Acquisitions, net of cash acquired                                                    --         (24,992)
  Purchases of short-term investments                                                   --          (9,195)
  Proceeds from maturities of short-term investments                                17,578          16,112
  Issuance of notes receivable                                                        (155)           (130)
                                                                                ----------      ----------
           Net cash provided by (used in) investing activities                      14,048         (27,277)
                                                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid on common stock                                               (3,253)             --
  Funds used for stock repurchase                                                   (1,422)             --
  Proceeds from exercise of stock options                                              622             862
                                                                                ----------      ----------
           Net cash provided by (used in) financing activities                      (4,053)            862
                                                                                ----------      ----------
Effect of Foreign Currency Exchange Rate Changes                                      (464)            (73)
                                                                                ----------      ----------

                                                                     (Continued)

                            THE NAUTILUS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                --------------------------
                                                                                   2003            2002
                                                                                ----------      ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       $   28,696      $    6,219

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      31,719          35,639
                                                                                ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   60,415      $   41,858
                                                                                ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                    $      500      $    1,700


                                                                     (Concluded)






See notes to consolidated financial statements.

                            THE NAUTILUS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In Thousands, Except Share and Per Share Data)
                                   (Unaudited)
================================================================================

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of The Nautilus Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") and pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

      The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

      CONSOLIDATION - The consolidated financial statements include The Nautilus Group, Inc. and its wholly-owned subsidiaries (collectively the "Company"). All intercompany transactions and balances have been eliminated.

      RECENT ACCOUNTING PRONOUNCEMENTS - In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company adopted this statement as of January 1, 2003, and the adoption of SFAS No. 146 has not had a material effect on the Company's financial position, results of operations, or cash flows.

      In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. SFAS No. 148 amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosure about those effects in interim financial information. The Company adopted SFAS No. 148 in the fourth quarter of 2002. Since the Company has not changed to a fair value method of stock-based compensation, the applicable portion of this statement only affects our disclosures.

      The Company does not recognize compensation expense relating to employee stock options because it only grants options with an exercise price equal to the fair value of the stock on the effective date of grant. If the Company had elected to recognize compensation expense using a fair value approach, and therefore determined the compensation based on the value as determined by the Black-Scholes option pricing model, the pro forma net income and earnings per share would have been as follows:

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                             --------------------------
                                                                                2003            2002
                                                                             ----------      ----------
      Net income, as reported                                                $   13,689      $   23,958
      Deduct: Total stock-based employee compensation expense determined
              under fair value based method for all awards, net of tax             (845)           (819)
                                                                             ----------      ----------
      Net income, pro forma                                                  $   12,844      $   23,139
                                                                             ==========      ==========

      Basic earnings per share, as reported                                  $     0.42      $     0.68
      Basic earnings per share, pro forma                                    $     0.39      $     0.66

      Diluted earnings per share, as reported                                $     0.42      $     0.67
      Diluted earnings per share, pro forma                                  $     0.39      $     0.64


      The pro forma amounts may not be indicative of the effects on reported net income for future periods due to the effect of options vesting over a period of years and the granting of stock compensation awards in future years.

      Refer to Note 9 for further information regarding the Company's stock option plan.

      RECLASSIFICATIONS - Certain amounts from 2002 have been reclassified to conform to the 2003 presentation.


2.    ACQUISITIONS

      Effective February 8, 2002, the Company acquired the trade receivables, inventories, prepaid expenses and other current assets, property, plant and equipment, certain intangible assets and the foreign subsidiaries of StairMaster Sports/Medical, Inc. ("StairMaster") for a cash purchase price of approximately $24,924 including acquisition costs.

      The Company has determined that the intangible asset associated with the StairMaster acquisition has an indefinite useful life and thus will not be amortized. The Company will evaluate the useful life of the trademark each reporting period to determine whether events or circumstances warrant a revision to the indefinite useful life assumption or if the asset should be tested for impairment.

      The total cost of the StairMaster acquisition has been allocated to the assets acquired and liabilities assumed as follows:


      Cash and cash equivalents                        $      793
      Trade receivables                                     8,025
      Inventories                                           6,158
      Prepaid expenses and other current assets             2,381
      Property, plant and equipment                         4,807
      Trademark                                             6,115
      Liabilities assumed                                  (3,355)
                                                       ----------
                 Total acquisition cost                $   24,924
                                                       ==========

      The allocation of the StairMaster acquisition cost and final purchase price above reflects all adjustments made subsequent to the first quarter of 2002 when the initial purchase took place. The results of operations subsequent to the date of the StairMaster acquisition are included in the consolidated financial statements of the Company.

      The unaudited pro forma financial information below for the three months ended March 31, 2002 was prepared as if the transaction involving the acquisition of StairMaster had occurred at the beginning of the period presented:

      Net sales                                    $    142,193
      Net income                                   $     24,182
      Basic earnings per share                     $       0.69
      Diluted earnings per share                   $       0.67

      The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the period, nor does it purport to indicate the results of future operations of the Company.


3.    INVENTORIES

      Inventories consisted of the following:

                                                     MARCH 31,    DECEMBER 31,
                                                       2003           2002
                                                    ----------     ----------
      Finished goods                                $   48,138     $   45,317
      Work-in-process                                    1,526          1,317
      Parts and components                              17,156         17,164
                                                    ----------     ----------
      Inventories                                   $   66,820     $   63,798
                                                    ==========     ==========


4.    PROPERTY, PLANT AND EQUIPMENT, net

      Property, plant and equipment consisted of the following:

                                      ESTIMATED
                                     USEFUL LIFE     MARCH 31,    DECEMBER 31,
                                     (IN YEARS)        2003           2002
                                     ----------     ----------     ----------
      Land                               N/A        $    3,468     $    3,468
      Buildings                         31.5            21,883         21,839
      Computer equipment               2 to 5           28,924         26,252
      Production equipment                5             14,235         13,647
      Furniture and fixtures              5              1,537          1,433
      Automobiles and trucks              7                612            549
                                                    ----------     ----------
      Total property, plant and equipment               70,659         67,188

      Accumulated depreciation                         (13,790)       (11,624)
                                                    ----------     ----------
      Property, plant and equipment, net            $   56,869     $   55,564
                                                    ==========     ==========

5.    GOODWILL AND OTHER ASSETS, net

      Other assets consisted of the following:

                                      ESTIMATED
                                     USEFUL LIFE     MARCH 31,    DECEMBER 31,
                                     (IN YEARS)        2003           2002
                                     ----------     ----------     ----------
      Indefinite life trademarks        N/A         $   10,465     $   10,465
      Definite life trademark            20              6,800          6,800
      Other assets                      1-17               535            797
                                                    ----------     ----------
      Total other assets                                17,800         18,062

      Accumulated amortization                          (1,285)        (1,195)
                                                    ----------     ----------
      Other assets, net                             $   16,515     $   16,867
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

      Amortization of intangible assets for the three months ended March 31, 2003 was $90. The estimated amortization expense for the next five years is $360 per year. Such estimated amortization will change if businesses or portions thereof are either acquired or disposed, or if changes in events or circumstances warrant the revision of estimated useful lives.


6.    ACCRUED LIABILITIES

      Accrued liabilities consisted of the following:

                                                     MARCH 31,    DECEMBER 31,
                                                       2003           2002
                                                    ----------     ----------
      Accrued payroll                               $    5,404     $    5,436
      Accrued warranty expense                           7,329          5,358
      Sales return reserve                               1,875          2,550
      Other                                              2,533          2,483
                                                    ----------     ----------
      Accrued liabilities                           $   17,141     $   15,827
                                                    ==========     ==========


7.    COMPREHENSIVE INCOME

      Comprehensive income and its components are as follows:

                                                   THREE MONTHS ENDED MARCH 31,
                                                    -------------------------
                                                       2003           2002
                                                    ----------     ----------
      Net income                                    $   13,689     $   23,958
      Foreign currency translation adjustment               21            (73)
                                                    ----------     ----------
      Comprehensive income                          $   13,710     $   23,885
                                                    ==========     ==========

      Accumulated other comprehensive income at March 31, 2003 and 2002 is due to the foreign currency translation adjustment to the financial statements of the foreign subsidiaries.


8.    RESEARCH AND DEVELOPMENT

      Internal research and development costs are expensed as incurred and included in cost of sales. Third party research and development costs are expensed when the work has been performed.

      Research and development expense was $1,355 and $773 for the three months ended March 31, 2003 and 2002, respectively.


9.    STOCK OPTIONS

      There were 177,316 options exercised at prices ranging from $1.37 to $13.78 per share during the three months ended March 31, 2003. There were 35,500 new options granted at an exercise price $12.80 per share during that period. There were 6,220 options canceled at prices ranging from $13.56 to $34.05 per share during the three months ended March 31, 2003.


10.   OPERATING SEGMENTS

      Beginning in 2003, the Company augmented its segment reporting with the addition of a separate reporting segment to reflect the extra-Divisional activities associated with the corporate holding company. Included in the segment information is comparative data as if the corporate holding company existed at January 1, 2002.

      The following table presents selected information about the Company's three operating segments:

                                                 COMMERCIAL/
                                      DIRECT       RETAIL      CORPORATE      TOTAL
                                    ----------   ----------   ----------   ----------
      PERIOD ENDED MARCH 31, 2003

      Net sales                     $   78,931   $   50,518   $       --   $  129,449
                                    ==========   ==========   ==========   ==========

      Segment net income (loss)     $   11,921   $    2,763   $     (995)  $   13,689
                                    ==========   ==========   ==========   ==========

      PERIOD ENDED MARCH 31, 2002

      Net sales                     $   91,082   $   44,832   $       --   $  135,914
                                    ==========   ==========   ==========   ==========

      Segment net income (loss)     $   22,842   $    1,917   $     (801)  $   23,958
                                    ==========   ==========   ==========   ==========


                                                 COMMERCIAL/
                                      DIRECT       RETAIL      CORPORATE      TOTAL
                                    ----------   ----------   ----------   ----------
      AS OF MARCH 31, 2003

      Segment assets                $   57,559   $  141,059   $   84,832   $  283,450
                                    ==========   ==========   ==========   ==========

      AS OF DECEMBER 31, 2002

      Segment assets                $   52,251   $  149,559   $   74,843   $  276,653
                                    ==========   ==========   ==========   ==========

11.   EARNINGS PER SHARE

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options calculated using the treasury stock method. Net income for the calculation of both basic and diluted earnings per share is the same as reported net income for all periods.

      The calculation of weighted-average outstanding shares is as follows:

                                         THREE MONTHS ENDED MARCH 31, 2003      THREE MONTHS ENDED MARCH 31, 2002
                                       ------------------------------------   ------------------------------------
                                                                 PER SHARE                              PER SHARE
                                         INCOME       SHARES       AMOUNT       INCOME       SHARES       AMOUNT
                                       ----------   ----------   ----------   ----------   ----------   ----------
      Basic EPS:
        Net income                     $   13,689   32,550,735   $     0.42   $   23,958   35,008,298   $     0.68

      Effect of dilutive securities:
        Stock options                          --       66,823         0.00           --      965,102        (0.01)
                                       ----------   ----------   ----------   ----------   ----------   ----------
      Diluted EPS:
        Net income                     $   13,689   32,617,558   $     0.42   $   23,958   35,973,400   $     0.67
                                       ==========   ==========   ==========   ==========   ==========   ==========

      Out of 1,451,951 total options outstanding, 661,350 options were not included in the calculation of diluted earnings per share for the three months ended March 31, 2003 because they would be antidilutive. There were no antidilutive stock options outstanding for the three months ended March 31, 2002.


12.   STOCK REPURCHASE PROGRAM

      In January 2003, the Board of Directors authorized the expenditure of up to $50,000 to purchase shares of the Company's common stock in open-market transactions. During the three months ended March 31, 2003, the Company repurchased a total of 100,300 shares of common stock in open market transactions for an aggregate purchase price of $1,422. The authorization expires on June 30, 2003.


13.   COMMITMENTS AND CONTINGENCIES

      The Company is subject to litigation, claims and assessments in the ordinary course of business, many of which are covered in whole or in part by insurance. Management believes that any liability resulting from such matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. In December 2002, the Company filed suit against ICON Health and Fitness, Inc. in the Federal District Court, Western District of Washington alleging infringement by ICON of the Company's Bowflex patents. The Company seeks injunctive relief, unquantified treble damages and its fees and costs.


14.   RELATED-PARTY TRANSACTIONS

      The Company incurred royalty expense under an agreement with a stockholder of the Company of $1,791 and $2,148 for the three months ended March 31, 2003 and 2002, respectively. In addition to the royalty agreement, the stockholder has separately negotiated an agreement dated June 18, 1992, when the Company was privately held, between the stockholder, the Company's Chief Executive Officer ("CEO"), and a former director of the Company. That separate agreement stipulates that annual royalties above $90 would be paid 60% to the stockholder, 20% to the CEO and 20% to the former director.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

FORWARD-LOOKING STATEMENTS

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

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are presented in consideration of their significance for our Company. These critical policies involve the most complex or subjective decisions or assessments and consist of warranty reserves, sales return reserves, the allowance for doubtful accounts, inventory valuation, and intangible asset valuation.

WARRANTY RESERVES

The product warranty reserve includes the cost to manufacture (raw materials, labor and overhead) or purchase warranty parts from our suppliers as well as the cost to ship those parts to our customers. The cost of labor to install a warranted part on our manufactured commercial equipment is also included. The warranty reserve is based on our historical experience with each product. A warranty reserve is established for new products based on historical experience with similar products, adjusted for any technological advances in manufacturing or materials used. We track warranty claims by part and reason for claim in order to identify any potential warranty trends. The warranty trends are evaluated periodically with respect to future volume and nature of likely claims. Adjustments, if any are so indicated, are made to the warranty reserve to reflect our judgment regarding the likely effect of the warranty trends on future claims. If we were to experience a significant volume of warranty claims for a particular part or for a particular reason, we may need to make design changes to our product, some of which may be required for our warranted products. A change in warranty experience could have a significant impact on our financial position, results of operations and cash flows.

SALES RETURN RESERVES

The sales return reserve is maintained based on our historical experience of product return rates during the period in which a customer can return a product for refund of the full purchase price, less shipping and handling in most instances. The return periods for Bowflex, TreadClimber, Champion Nutrition, and Nautilus Sleep Systems product lines are six weeks, 30 days, 30 days, and 90 days, respectively. Return periods are not offered on our other product lines. We track all product returns in order to identify any potential customer satisfaction trends. Our return reserve may be sensitive to a change in our customers' ability to pay during the trial period due to unforeseen economic circumstances and to different product introductions that might fulfill the customers' needs at a perceived better value. Any major change in the aforementioned factors may increase sales returns, which could have a significant impact on our financial position, results of operations and cash flows.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is maintained at a level based on our historical experience adjusted for any known uncollectible amounts. We periodically review the creditworthiness of our customers to help gauge collectibility. Our allowance is sensitive to changes in our customers' ability to pay due to unforeseen changes in the economy, including the bankruptcy of a major customer, our efforts to actively pursue collections, and increases in chargebacks. Any major change in the aforementioned factors may result in increasing the allowance for doubtful accounts, which could have a significant impact on our financial position, results of operations and cash flows.

INVENTORY VALUATION

Our inventory is valued at either the lower of cost (standard or average depending on location) or market. Inventory adjustments are applied for any known obsolete or defective products. We periodically review inventory levels of our product lines in conjunction with market trends to assess salability of our products. Our assessment of necessary adjustments to market value of inventory is sensitive to changes in fitness technology and competitor product offerings driven by customer demand. Any major change in the aforementioned factors may result in reductions to market value of inventory below cost, which could have a significant impact on our financial position, results of operations and cash flows.

INTANGIBLE ASSET VALUATION

Currently, intangible assets consist predominantly of the Nautilus, Schwinn, and StairMaster trademarks and goodwill associated with the acquisition of Schwinn Fitness. Management estimates affecting these trademark and goodwill valuations include determination of useful lives, and estimates of future cash flows and fair values to perform an impairment analysis on an annual basis. The useful lives assigned by management to the Nautilus, Schwinn, and StairMaster trademarks and Schwinn Fitness goodwill are indefinite, 20 years, indefinite, and indefinite, respectively. Any major change in the useful lives and/or the determination of an impairment associated with the valuation of the aforementioned intangible assets may result in asset value write-downs, which could have a significant impact on our current and future financial position and results of operations.

RESULTS OF OPERATIONS

We believe that period-to-period comparisons of our operating results are not necessarily indicative of future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies that operate in evolving markets.

STATEMENT OF OPERATIONS DATA - THREE MONTHS ENDED MARCH 31

The following table presents certain financial data regarding our first quarter operations in 2003 and 2002, as a percentage of total revenues:


                                                 QUARTER ENDED MARCH 31,
                                                 ----------------------
      STATEMENT OF OPERATIONS DATA                 2003          2002
                                                 --------      --------
      Net sales                                     100.0%        100.0%
      Cost of sales                                  46.0          43.2
                                                 --------      --------
                 Gross profit                        54.0          56.8
                                                 --------      --------
      Operating expenses:
        Selling and marketing                        30.5          23.3
        General and administrative                    5.3           4.6
        Royalties                                     1.6           1.7
                                                 --------      --------
                 Total operating expenses            37.4          29.6
                                                 --------      --------

      Operating income                               16.6          27.2

                 Other income (expense), net         (0.1)          0.3
                                                 --------      --------
      Income before income taxes                     16.5          27.5

      Income tax expense                              5.9           9.9
                                                 --------      --------
      Net income                                     10.6%         17.6%
                                                 ========      ========

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2003 AND 2002

NET SALES

Net sales decreased by 4.8% to $129.4 million in the first quarter of 2003 from $135.9 million in the first quarter of 2002. The first quarter of 2003 presented a challenging business environment. We believe this was due to increased competition, higher advertising costs and lower consumer confidence due to the war in Iraq and concern regarding the economy. As a result of these factors, in the first quarter of 2003, we saw conversion rates for our direct-marketed products decline. Looking ahead, we expect 2003 consolidated sales to be in the range of $525 million to $545 million.

Sales within our direct segment were $78.9 million in the first quarter of 2003, a decrease of 13.3% compared with the first quarter of 2002. The majority of the sales in our direct segment are from our Bowflex product line. Bowflex sales accounted for 91% of our direct segment net sales in the first quarter of 2003, down from 93% during the same period in 2002. In March 2003 we expanded our direct segment product portfolio with the introduction of the TreadClimber, a revolutionary, patented cardiovascular fitness product. The decrease in direct segment sales can be attributed to increased competition, lower consumer confidence due to the war and economic anxieties, as well as the higher advertising cost environment due to increased demand for advertising time. Our direct-marketing business is largely dependent upon national cable television advertising. We experienced considerable changes in the advertising environment in the first quarter of 2003 compared to the same period in 2002 as costs have risen. We believe two unusual events affected sales in late 2001 and early 2002:
(1) the nesting effect as a result of the events of September 11, 2001 and (2) the high availability of television advertising time. Both of these contributed very positively to Bowflex sales during the first quarter of 2002. The nesting effect of September 11, 2001 seems to have receded, and the advertising environment has firmed up considerably as costs rose due to heightened demand for advertising time. We expect lower direct segment sales for the second quarter based on seasonal television viewing patterns directly impacting our direct product sales. Our direct segment accounted for 61% of our aggregate net sales in the quarter, down from 67% in the first quarter of 2002.

Sales within our commercial/retail segment were $50.5 million in the first quarter of 2003, an increase of 12.7% over the first quarter of 2002. Excluding our acquisition of StairMaster, commercial/retail segment sales grew 7.2% in the first quarter of 2003 compared to the same period in 2002. The increase in sales within the commercial/retail segment can be attributed to the introduction of the Bowflex to the retail side of the business, which equated to sales of $4.6 million, or 9% of overall commercial/retail segment sales, during the first quarter of 2003. Due to encouraging results from our initial test-marketing plan, we intend to expand the retail rollout of Bowflex products during the second quarter and throughout 2003. Our commercial/retail segment now accounts for 39% of our net sales, up from 33% in the first quarter of 2002 as we continue to execute our strategy of expanding our presence, product lines, and brands across all our channels, especially within the commercial/retail segment. During the first quarter of 2003, our commercial sales were a larger percentage of the total commercial/retail business than in previous quarters. This is due to continued improvement in our commercial business, as well as experiencing weaker than expected performance in our retail business. In our commercial lines, we continue to become more competitive because of our ability to quote and win more business due to combined offerings from our Nautilus, Schwinn and StairMaster product lines. By combining cardiovascular and strength products together we have the ability to sell our products as a packaged offering to our customers. We saw softness in our retail business especially during the latter part of the first quarter. We believe this softness is due to war and worry about the economy, and we anticipate this business will improve as the economy recovers.

GROSS PROFIT

Gross profits fell 9.3% to $69.9 million in the first quarter of 2003 from $77.2 million in the same period a year ago. As sales of inherently lower margin products in the commercial/retail segment continue to grow as a percentage of total sales, our overall gross profit margin decreased to 54.0% in the first quarter of 2003, compared to 56.8% in the first quarter of 2002. For the remainder of 2003, we expect our combined gross margin to be in the range of 52% to 54%. The gross profit margin within our direct segment was 71.2% in the first quarter of 2003 compared to 72.2% in the first quarter of 2002. The increase in gross margins within our commercial/retail segment to 27.1% in the first quarter of 2003, compared with 25.5% in the first quarter of 2002, was largely due to $4.6 million in sales of Bowflex products through the retail channel.

OPERATING EXPENSES

SELLING AND MARKETING

Selling and marketing expenses grew to $39.5 million in the first quarter of 2003 from $31.6 million in the same period a year ago, an increase of 25.0%. This increase in selling and marketing expenses is mainly due to an increase in direct marketing advertising expenses as we increased the amount of advertisements we ran due to a decline in our sales conversion rates coupled with the higher advertising cost environment. We believe the decline in conversion was a result of increased competition combined with lower consumer confidence due to the war in Iraq and concern about the economy.

As a percentage of net sales, overall selling and marketing expenses increased to 30.5% in the first quarter of 2003 from 23.2% in the first quarter of 2002. Selling and marketing expenses within our direct segment were 41.7% of net sales in the first quarter of 2003, compared to 28.7% in the first quarter of 2002. Selling and marketing expenses within our commercial/retail segment were 13.0% of net sales in the first quarter of 2003, compared to 12.1% in the first quarter of 2002. For the remainder of 2003, we expect our combined selling and marketing expenses to be in the range of 30% to 32% of total sales.

GENERAL AND ADMINISTRATIVE

General and administrative expenses grew to $6.9 million in the first quarter of 2003 from $6.3 million in the same period a year ago, an increase of $0.6 million, or 9.6%. Our direct segment accounted for the increase due primarily to depreciation and wages associated with our information systems. Our financial statements will now reflect a third segment comprised of our corporate holding company which will include investor relation expenses, director costs, general legal and accounting fees and salaries of corporate personnel as well as other costs not specifically attributable to our other two segments. For financial reporting purposes we have reclassified prior year balances to conform to this three-segment presentation.

As a percentage of net sales, general and administrative expenses increased to 5.3% in the first quarter of 2003 from 4.6% in the same period a year ago. For the remainder of 2003, we expect our combined general and administrative expenses to be in the range of 5% to 6% of total sales.

ROYALTIES

Royalty expense declined to $2.1 million in the first quarter of 2003 from $2.3 million in the same period a year ago, a decrease of 10.2%. Our direct and commercial/retail segments have several agreements under which we are obligated to pay royalty fees on certain products. The decrease in our royalty expense is primarily attributable to the decreased sales of our Bowflex products in the quarter. Our royalty expenses will fluctuate in correlation with sales of our Bowflex products, and will also be impacted by fluctuations in sales of other products that have royalty agreements. The patent for the Bowflex Power Rod resistance technology expires April 27, 2004. We will no longer be obligated to pay royalties related to Bowflex sales following the expiration of this patent.

OTHER INCOME (EXPENSE)

In the first quarter of 2003, other expense was $0.1 million compared to other income of $0.5 million for the same period a year ago. The decrease resulted primarily from lower interest earned on invested cash and cash equivalents due to lower average interest rates in 2003 coupled with a change to the use of tax-exempt securities in 2003 in order to maximize tax equivalent yields. Interest income decreased to $0.2 million in the first quarter of 2003 from $0.5 million in the same period a year ago.

INCOME TAX EXPENSE

Income tax expense decreased by $5.8 million to $7.7 million for the first quarter of 2003 from $13.5 million for the same period of 2002 due to the decline in our income before taxes. We expect our income tax expense to fluctuate in line with changes in our income before taxes.

NET INCOME

For the reasons discussed above, net income declined to $13.7 million in the first quarter of 2003 from $24.0 million in the same period a year ago, a decrease of 42.9%.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our growth and acquisitions primarily from cash generated by our operating activities. During the first three months of 2003, our operating activities generated $19.2 million in net cash, which contributed to an aggregate $60.4 million balance in cash and cash equivalents, compared with $32.7 million in net cash generated by our operating activities in the first three months of 2002.

Net cash provided by investing activities was $14.0 million in the first three months of 2003 compared with net cash used in investing activities in the first three months of 2002 of $27.3 million. The largest component of this change was due to the initial acquisition cost of StairMaster in February of 2002 of $25.0 million, net of cash acquired. We also had $17.6 million of maturities of short-term investments in the first quarter of 2003 compared with net maturities of $6.9 million in the same period of 2002. Additionally, we used $3.6 million during the first three months of 2003 for capital expenditures primarily consisting of manufacturing equipment and information systems and related equipment. Capital expenditures totaled $9.1 million in the first quarter of 2002.

Net cash used in financing activities was $4.1 million in the first three months of 2003, which can be attributed to Company stock repurchases of $1.4 million and dividends paid of $3.3 million offset by $0.6 million of stock option exercises. Net cash provided by financing activities during the first three months of 2002 for stock option exercises totaled $0.9 million. There were no stock repurchases or dividends paid during the first three months of 2002.

Working capital was $120.2 million at March 31, 2003 compared to $109.0 million at December 31, 2002, largely due to increased cash and cash equivalents as a result of net income for the quarter. The $3.0 million increase in inventories was primarily due to slower than expected sales as well as inventory associated with our Bowflex retail test. The $8.6 million decrease in trade receivables can primarily be attributed to the seasonal timing of orders for the commercial/retail segment, as more sales occur later in the fourth quarter compared with the latter part of the first quarter. The $12.0 million decrease in accounts payable is primarily due to the timing of inventory purchases, which are significantly higher later in the fourth quarter compared with the latter part of the first quarter due to the seasonal nature of the business. We expect that our working capital will increase going forward as a result of our continued profitability.

We maintain a $10 million line of credit with a lending institution. The line of credit is secured by certain assets and contains several financial covenants. As of the date of this filing, we are in compliance with the covenants applicable to the line of credit, and there is no outstanding balance under the line.

As of March 31, 2003, the Company had no contractual capital obligations or commercial commitments other than operating leases.

We believe our existing cash balances, combined with our line of credit, will be sufficient to meet our capital requirements for at least the next 12 months.

INFLATION AND PRICE INCREASES

Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our financial position, results of operations or cash flows. However, increases in inflation over historical levels or uncertainty in the general economy could decrease discretionary consumer spending for products like ours. Very little of our revenue variation from prior periods is attributable to price increases.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company adopted this statement as of January 1, 2003, and the adoption of SFAS No. 146 has not had a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. SFAS No. 148 amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosure about those effects in interim financial information. The Company adopted SFAS No. 148 in the fourth quarter of 2002. Since the Company has not changed to a fair value method of stock-based compensation, the applicable portion of this statement only affects our disclosures.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

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

FOREIGN EXCHANGE RISK

The Company is exposed to foreign exchange risk from currency fluctuations, mainly in Europe. Given the relative size of the Company's current foreign operations, the Company does not believe the exposure to changes in applicable foreign currencies to be material, such that it could have a significant impact on our current or near-term financial position, results of operations, or cash flows. Management estimates the maximum impact on stockholders' equity of a 10% change in any applicable foreign currency to be $0.7 million.

INTEREST RATE RISK

The Company has financed its growth through cash generated from operations. At March 31, 2003, the Company had no outstanding borrowings and was not subject to any related interest rate risk.

The Company invests in liquid debt instruments purchased with maturity dates of less than one year. Due to the short-term nature of those investments, management believes that any possible near-term changes in related interest rates would not have a material impact on the Company's financial position, results of operations, or cash flows.



ITEM 4.    CONTROLS AND PROCEDURES
----------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (Exchange Act), as of a date within ninety days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition of "disclosure controls and procedures" in Exchange Act Rule 15d-14(c).

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls and procedures including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date of our most recent evaluation.

                           PART II - OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

(a)   Exhibits

      The following exhibits are filed herewith and this list constitutes the exhibit index:

           EXHIBIT NO.                   DOCUMENT DESCRIPTION
           -----------                   --------------------

              99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




(b)   Reports on Form 8-K

      The following reports on Form 8-K were filed during the quarter ended March 31, 2003:

      o Form 8-K associated with the press release announcing initial quarterly dividend and authorization of stock repurchase program dated January 29, 2003.

      o Form 8-K associated with the press release announcing fourth quarter and year-end results for 2002 dated February 6, 2003.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          THE NAUTILUS GROUP, INC.



May 14, 2003                              By: /s/ Brian R. Cook
------------                              -----------------------
Date                                      Brian R. Cook, Chief Executive Officer
                                          (Principal Executive Officer)




May 14, 2003                              By: /s/ Rod W. Rice
------------                              -----------------------
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


May 14, 2003                              By: /s/ Brian R. Cook
------------                              ---------------------
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


May 14, 2003                              By: /s/ Rod W. Rice
------------                              -------------------
Date                                      Rod W. Rice, Chief Financial Officer,
                                          Treasurer and Secretary