Form 10-Q
period 2003-06-30
NAUTILUS GROUP INC
filed 2003-08-14
CIK 1078207

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes  [X]   No  [ ]

Number of shares of issuer's common stock outstanding as of August 8, 2003:
32,599,073
================================================================================

                            THE NAUTILUS GROUP, INC.

                                  JUNE 30, 2003

                               INDEX TO FORM 10-Q


                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                   3

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        24

Item 4.    Controls and Procedures                                           25

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                 26

Item 4.    Submission of Matters to a Vote of Security Holders               26

Item 6.    Exhibits and Reports on Form 8-K                                  26

Signatures                                                                   28

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                            THE NAUTILUS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                     JUNE 30,      DECEMBER 31,
ASSETS                                                                 2003           2002
                                                                    ----------     ----------
CURRENT ASSETS:
  Cash and cash equivalents                                         $   59,730     $   31,719
  Short-term investments, at amortized cost                                 --         17,578
  Trade receivables (less allowance for doubtful accounts of
    $2,643 and $3,147 in 2003 and 2002, respectively)                   36,972         50,099
  Inventories                                                           62,282         63,798
  Prepaid expenses and other current assets                              3,802          4,919
  Short-term notes receivable                                            3,058          3,067
  Current deferred tax asset                                             3,905          2,924
                                                                    ----------     ----------
          Total current assets                                         169,749        174,104

LONG-TERM NOTE RECEIVABLE                                                  181            363

PROPERTY, PLANT AND EQUIPMENT, net                                      54,739         55,564

GOODWILL                                                                29,755         29,755

OTHER ASSETS, net                                                       16,432         16,867
                                                                    ----------     ----------
TOTAL ASSETS                                                        $  270,856     $  276,653
                                                                    ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                    $   21,735     $   41,288
  Accrued liabilities                                                   17,212         15,827
  Income taxes payable                                                   4,191          5,284
  Royalty payable to stockholders                                        1,450          1,997
  Customer deposits                                                      1,033            685
                                                                    ----------     ----------
          Total current liabilities                                     45,621         65,081

LONG-TERM DEFERRED TAX LIABILITY                                        10,560          9,149

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:
  Common stock - authorized, 75,000,000 shares of no par value;
    issued and outstanding, 32,590,198 and 32,473,897 shares
    at June 30, 2003 and December 31, 2002, respectively                   999             --
  Retained earnings                                                    212,086        201,238
  Accumulated other comprehensive income                                 1,590          1,185
                                                                    ----------     ----------
          Total stockholders' equity                                   214,675        202,423
                                                                    ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  270,856     $  276,653
                                                                    ==========     ==========

See notes to consolidated financial statements.

                            THE NAUTILUS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    JUNE 30,                        JUNE 30,
                                          ---------------------------     ---------------------------
                                              2003            2002            2003            2002
                                          -----------     -----------     -----------     -----------
NET SALES                                 $   100,602     $   140,408     $   230,051     $   276,322

COST OF SALES                                  48,203          56,571         107,636         115,252
                                          -----------     -----------     -----------     -----------
          Gross profit                         52,399          83,837         122,415         161,070

OPERATING EXPENSES:
  Selling and marketing                        35,695          34,091          75,196          65,691
  General and administrative                    8,752           7,412          15,650          13,704
  Related-party royalties                       1,450           2,413           3,241           4,561
  Third-party royalties                           337             152             636             333
                                          -----------     -----------     -----------     -----------
          Total operating expenses             46,234          44,068          94,723          84,289
                                          -----------     -----------     -----------     -----------

OPERATING INCOME                                6,165          39,769          27,692          76,781

OTHER INCOME:
  Interest income                                 230             477             459             927
  Other, net                                      945             107             578              82
                                          -----------     -----------     -----------     -----------

          Total other income, net               1,175             584           1,037           1,009
                                          -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                      7,340          40,353          28,729          77,790

INCOME TAX EXPENSE                              2,642          14,527          10,342          28,006
                                          -----------     -----------     -----------     -----------

NET INCOME                                $     4,698     $    25,826     $    18,387     $    49,784
                                          ===========     ===========     ===========     ===========

BASIC EARNINGS PER SHARE                  $      0.14     $      0.73     $      0.56     $      1.42

DILUTED EARNINGS PER SHARE                $      0.14     $      0.72     $      0.56     $      1.39

Weighted average shares outstanding:

  Basic shares outstanding                 32,564,141      35,173,064      32,557,475      35,091,136

  Diluted shares outstanding               32,621,774      36,060,891      32,584,219      35,921,542

See notes to consolidated financial statements.

                            THE NAUTILUS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                --------------------------
                                                                                   2003            2002
                                                                                ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $   18,387      $   49,784
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                  5,630           2,861
      (Gain) loss on sale of property, plant and equipment                              43             (25)
      Tax benefit of exercise of nonqualified options                                  516           2,674
      Deferred income taxes                                                            429           1,257
      Changes in assets and liabilities, net of the effect of acquisitions:
        Trade receivables                                                           13,776          11,188
        Inventories                                                                  1,901         (16,581)
        Prepaid expenses and other current assets                                    1,484            (958)
        Trade payables                                                             (19,699)           (248)
        Income taxes payable                                                        (1,099)           (500)
        Accrued liabilities and royalty payable to stockholders                        541             746
        Customer deposits                                                              348             142
                                                                                ----------      ----------

           Net cash provided by operating activities                                22,257          50,340
                                                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                        (4,619)        (14,006)
  Proceeds from sale of property, plant and equipment                                    6              25
  (Increase) decrease in other assets                                                  255            (590)
  Acquisitions, net of cash acquired                                                    --         (24,992)
  Purchases of short-term investments                                                   --         (25,674)
  Proceeds from maturities of short-term investments                                17,578          16,336
  (Increase) decrease in notes receivable                                              191            (136)
                                                                                ----------      ----------

           Net cash provided by (used in) investing activities                      13,411         (49,037)
                                                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid on common stock                                               (6,509)             --
  Stock repurchases                                                                 (1,422)         (9,087)
  Proceeds from exercise of stock options                                              875           2,114
                                                                                ----------      ----------

           Net cash used in financing activities                                    (7,056)         (6,973)
                                                                                ----------      ----------

Effect of Foreign Currency Exchange Rate Changes                                      (601)            716
                                                                                ----------      ----------

                                                                                        (Continued)

                            THE NAUTILUS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                --------------------------
                                                                                   2003            2002
                                                                                ----------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            $   28,011      $   (4,954)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      31,719          35,639
                                                                                ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   59,730      $   30,685
                                                                                ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for income taxes                                                    $   10,503      $   24,500

See notes to consolidated financial statements.                                                 (Concluded)

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

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

     Through the period ended June 30, 2003, the Company has not recognized compensation expense relating to employee stock options because it has only granted options with an exercise price equal to the fair value of the stock on the effective date of grant. If the Company had elected to recognize compensation expense using a fair value approach, and therefore determined the compensation based on the value as determined by the Black-Scholes option pricing model, the pro forma net income and earnings per share would have been as follows:

                                                     Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                   ----------------------      ----------------------
                                                     2003          2002          2003          2002
                                                   --------      --------      --------      --------
       Net income, as reported                     $  4,698      $ 25,826      $ 18,387      $ 49,784
       Stock-based employee compensation
         expense, net of tax                           (832)         (716)       (1,677)       (1,535)
                                                   --------      --------      --------      --------
       Net income, pro forma                       $  3,866      $ 25,110      $ 16,710      $ 48,249
                                                   ========      ========      ========      ========

       Basic earnings per share, as reported       $   0.14      $   0.73      $   0.56      $   1.42
       Basic earnings per share, pro forma         $   0.12      $   0.71      $   0.51      $   1.37

       Diluted earnings per share, as reported     $   0.14      $   0.72      $   0.56      $   1.39
       Diluted earnings per share, pro forma       $   0.12      $   0.70      $   0.51      $   1.34

     The pro forma amounts may not be indicative of the effects on reported net income for future periods due to the effect of options vesting over a period of years and the granting of stock compensation awards in future years.

     Refer to Note 9 for further information regarding the Company's stock option plan.

     Reclassifications - Certain amounts from 2002 have been reclassified to conform to the 2003 presentation with no effect on previously reported consolidated net income or stockholders' equity.

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

     The total cost of the StairMaster acquisition has been allocated to the assets acquired and liabilities assumed as follows:

     Cash and cash equivalents                                         $   793
     Trade receivables                                                   8,025
     Inventories                                                         6,158
     Prepaid expenses and other current assets                           2,381
     Property, plant and equipment                                       4,807
     Trademark                                                           6,115
     Liabilities assumed                                                (3,355)
                                                                       -------
                Total acquisition cost                                 $24,924
                                                                       =======

     The allocation of the StairMaster acquisition cost and final purchase price above reflects all adjustments made subsequent to the first quarter of 2002 when the initial purchase took place. The results of operations subsequent to the date of the StairMaster acquisition are included in the consolidated financial statements of the Company.

     The unaudited pro forma financial information below for the six months ended June 30, 2002 was prepared as if the transaction involving the acquisition of StairMaster had occurred at the beginning of the period presented:

     Net sales                                                $ 282,601
     Net income                                               $  50,008
     Basic earnings per share                                 $    1.43
     Diluted earnings per share                               $    1.39

     The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the period, nor does it purport to indicate the results of future operations of the Company.

3.   INVENTORIES

     Inventories consisted of the following:

                                                        June 30,   December 31,
                                                          2003         2002
                                                       ----------   ----------

     Finished goods                                    $   42,327   $   45,317
     Work-in-process                                        1,708        1,317
     Parts and components                                  18,247       17,164
                                                       ----------   ----------
     Inventories                                       $   62,282   $   63,798
                                                       ==========   ==========

4.   PROPERTY, PLANT AND EQUIPMENT, net

     Property, plant and equipment consisted of the following:

                                           Estimated
                                          Useful Life    June 30,   December 31,
                                          (in years)       2003         2002
                                          -----------   ----------   ----------

     Land                                     N/A        $  3,468     $  3,468
     Buildings                               31.5          21,950       21,839
     Computer equipment                     2 to 5         28,480       26,252
     Production equipment                      5           14,881       13,647
     Furniture and fixtures                    5            1,634        1,433
     Automobiles and trucks                    7              600          549
                                                         --------     --------

     Total property, plant and equipment                   71,013       67,188

     Accumulated depreciation                             (16,274)     (11,624)
                                                         --------     --------
     Property, plant and equipment, net                  $ 54,739     $ 55,564
                                                         ========     ========

5.   GOODWILL AND OTHER ASSETS, net

     Other assets consisted of the following:

                                           Estimated
                                          Useful Life    June 30,   December 31,
                                          (in years)       2003         2002
                                          -----------   ----------   ----------

     Indefinite life trademarks                N/A       $ 10,465     $ 10,465
     Definite life trademark                   20           6,800        6,800
     Other assets                             1-17            542          797
                                                         --------     --------
     Total other assets                                    17,807       18,062

     Accumulated amortization                              (1,375)      (1,195)
                                                         --------     --------
     Other assets, net                                   $ 16,432     $ 16,867
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

     Amortization of intangible assets for the three and six months ended June 30, 2003 was $90 and $180, respectively. The estimated amortization expense for the next five years is $360 per year. Such estimated amortization will change if businesses or portions thereof are either acquired or disposed, or if changes in events or circumstances warrant the revision of estimated useful lives.

6.   ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                                        June 30,   December 31,
                                                          2003         2002
                                                       ----------   ----------
     Accrued payroll                                   $    5,325   $    5,436
     Accrued warranty expense                               7,661        5,358
     Sales return reserve                                   1,400        2,550
     Other                                                  2,826        2,483
                                                       ----------   ----------
     Accrued liabilities                               $   17,212   $   15,827
                                                       ==========   ==========

7.   COMPREHENSIVE INCOME

     Comprehensive income and its components are as follows:

                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                      ------------------     ------------------
                                        2003       2002        2003       2002
                                      -------    -------     -------    -------
     Net income                       $ 4,698    $25,826     $18,387    $49,784
     Foreign currency translation
       adjustments                        384        789         405        716
                                      -------    -------     -------    -------
     Comprehensive income             $ 5,082    $26,615     $18,792    $50,500
                                      =======    =======     =======    =======


     Accumulated other comprehensive income at June 30, 2003 and December 31, 2002 is due to the foreign currency translation adjustment to the financial statements of the foreign subsidiaries.


8.   RESEARCH AND DEVELOPMENT

     Internal research and development costs are expensed as incurred and included in cost of sales. Third party research and development costs are expensed when the work has been performed.

     Research and development expense was $1,131 and $1,088 for the three months ended June 30, 2003 and 2002, respectively. Research and development expense was $2,486 and $1,861 for the six months ended June 30, 2003 and 2002, respectively.

9.   STOCK OPTIONS

     There were 216,601 options exercised at prices ranging from $1.37 to $13.78 per share during the six months ended June 30, 2003. There were 73,000 new options granted at exercise prices ranging from $11.91 to $12.80 per share during that period. There were 54,783 options canceled at prices ranging from $6.98 to $34.05 per share during the six months ended June 30, 2003.

10.  OPERATING SEGMENTS

     The Company's operating segments include its direct, commercial/retail, and corporate segments. The direct segment includes all products and related operations involved in marketing to consumers through a variety of direct marketing channels. The Bowflex and TreadClimber lines of fitness equipment and

     Nautilus Sleep Systems are the principal products in the Company's direct segment. The commercial/retail segment includes all products and related operations that do not involve direct marketing to consumers. Products in this segment include Nautilus, Schwinn, StairMaster, Trimline, and Bowflex commercial and retail fitness equipment and accessories. Beginning in 2003, the Company augmented its segment reporting with the addition of a separate reporting segment to reflect the extra-divisional activities associated with the corporate holding company. Included in the segment information is comparative data assuming the corporate holding company existed at January 1, 2002.

     The following table presents selected information about the Company's three operating segments:

                                                                 Commercial/
                                           Direct                  Retail                 Corporate                  Total
                                    --------------------    --------------------    ---------------------     --------------------
                                     Three        Six        Three        Six        Three         Six         Three        Six
                                     Months      Months      Months      Months      Months       Months       Months      Months
                                    --------    --------    --------    --------    --------     --------     --------    --------
     Period Ended June 30, 2003
     Net sales                      $ 56,963    $135,894    $ 43,639    $ 94,157    $     --     $     --     $100,602    $230,051
                                    ========    ========    ========    ========    ========     ========     ========    ========

     Segment net income (loss)      $  3,274    $ 15,195    $  2,166    $  4,929    $   (742)    $ (1,737)    $  4,698    $ 18,387
                                    ========    ========    ========    ========    ========     ========     ========    ========

     Period Ended June 30, 2002

     Net sales                      $103,088    $194,170    $ 37,320    $ 82,152    $     --     $     --     $140,408    $276,322
                                    ========    ========    ========    ========    ========     ========     ========    ========

     Segment net income (loss)      $ 26,371    $ 49,215    $    228    $  2,145    $   (773)    $ (1,576)    $ 25,826    $ 49,784
                                    ========    ========    ========    ========    ========     ========     ========    ========

                                               Commercial/
                                     Direct      Retail     Corporate    Total
                                    --------    --------    --------    --------
     As of June 30, 2003

     Segment assets                 $ 51,520    $134,337    $ 84,999    $270,856
                                    ========    ========    ========    ========
     As of December 31, 2002

     Segment assets                 $ 52,251    $149,559    $ 74,843    $276,653
                                    ========    ========    ========    ========

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

     The calculation of weighted-average outstanding shares is as follows:

                                               Three Months Ended                   Three Months Ended
                                                 June 30, 2003                         June 30, 2002
                                    ------------------------------------    ------------------------------------
                                                               Per Share                               Per Share
                                     Income        Shares        Amount      Income        Shares        Amount
                                    --------      ----------     ------     --------     ----------      ------
     Basic EPS:
       Net income                   $  4,698      32,564,141     $ 0.14     $ 25,826     35,173,064      $ 0.73

     Effect of dilutive securities:
       Stock options                     --           57,633       0.00          --         887,827       (0.01)
                                    --------      ----------     ------     --------     ----------      ------
     Diluted EPS:
       Net income                   $  4,698      32,621,774     $ 0.14     $ 25,826     36,060,891      $ 0.72
                                    ========      ==========     ======     ========     ==========      ======

                                               Six Months Ended                      Six Months Ended
                                                 June 30, 2003                         June 30, 2002
                                    ------------------------------------    ------------------------------------
                                                               Per Share                               Per Share
                                     Income        Shares        Amount      Income        Shares        Amount
                                    --------      ----------     ------     --------     ----------      ------
Basic EPS:
  Net income                        $ 18,387      32,557,475     $ 0.56     $ 49,784     35,091,136      $ 1.42

Effect of dilutive securities:
  Stock options                          --           26,744       0.00          --         830,406       (0.03)
                                    --------      ----------     ------     --------     ----------      ------
Diluted EPS:
  Net income                        $ 18,387      32,584,219     $ 0.56     $ 49,784     35,921,542      $ 1.39
                                    ========      ==========     ======     ========     ==========      ======

     Out of 1,401,603 total options outstanding, 1,213,669 options were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2003 because they would be antidilutive. Out of 1,659,810 total options outstanding, 22,000 options were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2002 because they would be antidilutive.

12.  STOCK REPURCHASE PROGRAM

     In January 2003, the Board of Directors authorized the expenditure of up to $50,000 to purchase shares of the Company's common stock in open-market transactions. During the six months ended June 30, 2003, the Company repurchased a total of 100,300 shares of common stock in open market transactions for an aggregate purchase price of $1,422. The authorization expired on June 30, 2003.

13.  COMMITMENTS AND CONTINGENCIES

     The Company is subject to litigation, claims and assessments in the ordinary course of business, many of which are covered in whole or in part by insurance. Management believes that any liability resulting from such matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     In December 2002, the Company filed suit against ICON Health and Fitness, Inc. ("ICON") in the Federal District Court, Western District of Washington (the "Court") alleging infringement by ICON of the Company's Bowflex patents. The Company seeks injunctive relief, unquantified treble damages and its fees and costs. In May 2003, the Court denied the Company's motion for a preliminary injunction and granted partial summary judgment to ICON on the issue of "literal infringement." The Company has appealed this motion denying our preliminary injunction on literal patent infringement, and a hearing on this appeal is scheduled to be heard in September 2003.

     In July 2003, the Court ruled in favor of the Company on a motion for preliminary injunction on the issue of trademark infringement, and entered an order barring ICON from using the trademark "CrossBow" on any exercise equipment. In its ruling, the Court concluded that the Company showed "a probability of success on the merits and irreparable injury" on its trademark infringement claim. In August 2003, the United States Court of Appeals for the Federal Circuit granted ICON a temporary stay regarding the motion for a preliminary injunction enjoining ICON from using the trademark "CrossBow". This stay allows ICON to continue using the trademark "CrossBow" until a decision is issued by the Federal Circuit Court of Appeals.

14.  RELATED-PARTY TRANSACTIONS

     The Company incurred royalty expense under an agreement with a stockholder of the Company of $1,450 and $2,413 for the three months ended June 30, 2003 and 2002, respectively. The Company incurred royalty expense of $3,241 and $4,561 for the six months ended June 30, 2003 and 2002, respectively. In addition to the royalty agreement, the stockholder has separately negotiated an agreement dated June 18, 1992, when the Company was privately held, between the stockholder, the Company's current Chairman and former Chief Executive Officer ("Chairman"), and a former director of the Company. That separate agreement stipulates that annual royalties above $90 would be paid 60% to the stockholder, 20% to the Chairman and 20% to the former director.

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

Intangible Asset Valuation

Currently, intangible assets consist predominantly of the Nautilus, Schwinn, and StairMaster trademarks and goodwill associated with the acquisition of Schwinn Fitness. Management estimates affecting these trademark and goodwill valuations include determination of useful lives and estimates of future cash flows and fair values to perform an impairment analysis on an annual basis. The useful lives assigned by management to the Nautilus, Schwinn, and StairMaster trademarks and Schwinn Fitness goodwill are indefinite, 20 years, indefinite, and indefinite, respectively. Any major change in the useful lives and/or the determination of an impairment associated with the valuation of the aforementioned intangible assets may result in asset value write-downs, which could have a significant impact on our current and future financial position and results of operations.

RESULTS OF OPERATIONS

We believe that period-to-period comparisons of our operating results are not necessarily indicative of future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies that operate in evolving markets.

STATEMENT OF OPERATIONS DATA - THREE MONTHS ENDED JUNE 30

The following table presents certain financial data regarding our second quarter operations in 2003 and 2002, as a percentage of total revenues:



                                          Quarter Ended June 30,
STATEMENT OF OPERATIONS DATA              ----------------------
                                            2003        2002
                                           ------      ------

Net sales                                   100.0%      100.0%

Cost of sales                                47.9        40.3
                                           ------      ------
           Gross profit                      52.1        59.7

Operating expenses:
  Selling and marketing                      35.5        24.3
  General and administrative                  8.7         5.3
  Royalties                                   1.8         1.8
                                           ------      ------
           Total operating expenses          46.0        31.4
                                           ------      ------
Operating income                              6.1        28.3

           Other income, net                  1.2         0.4
                                           ------      ------
Income before income taxes                    7.3        28.7

Income tax expense                            2.6        10.3
                                           ------      ------
Net income                                    4.7%       18.4%
                                           ======      ======

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2003 AND 2002

NET SALES

Net sales decreased by 28.4% to $100.6 million in the second quarter of 2003 from $140.4 million in the second quarter of 2002. The second quarter of 2003 presented a challenging business environment laden with unfavorable economic conditions to our business. We believe this was due to increased competition primarily from ICON Health and Fitness, Inc. ("ICON"), higher advertising costs due to increased demand for advertising time, consumer anxiety about the economy and war in Iraq, and normal seasonality in our business. We believe these factors all contributed to lackluster consumer spending for our fitness products and reduced sales conversion rates for our direct-marketed products.

Sales within our direct segment were $57.0 million in the second quarter of 2003, a decrease of $46.1 million, or 44.7%, compared with the second quarter of 2002. Our direct segment accounted for 57% of our aggregate net sales in the quarter, down from 73% in the second quarter of 2002. The majority of the sales in our direct segment are from our Bowflex product line. Additional product lines within our direct segment consist of Nautilus Sleep Systems and TreadClimber, which was introduced during the first quarter of 2003. Bowflex sales accounted for 85% of our direct segment net sales in the second quarter of 2003, down from 92% during the same period in 2002. During the second quarter of 2003, we began a process of reassessing the marketing plan for our Nautilus Sleep Systems product line. This involves a reduction in the advertising budget for this product line, which we believe will also result in a reduction in sales. Consequently, we are no longer projecting sales growth for this product line in 2003.

The decrease in direct segment sales can be attributed to a combination of factors including increased competition, lackluster consumer spending attributed to consumer anxiety about the economy and the war in Iraq, managing our advertising spending in a higher advertising cost environment to optimize profitability, and lower demand for fitness products due to normal seasonality. During the fourth quarter of 2002, ICON began marketing a product called the "CrossBow" that is similar to our Bowflex products, but carries a lower retail price. We believe this product violates our Bowflex patents and trademarks and have filed suit against ICON as detailed in "Part II, Item 1. Legal Proceedings" of this Form 10-Q. Due to general anxiety about the economy and the war in Iraq, we believe consumers have become increasingly cautious in their decisions regarding discretionary spending. We believe the combination of cautious consumer spending and competing products such as the "CrossBow" has adversely affected demand for our Bowflex products. In addition to increased competition and cautious consumer spending, advertising costs have risen considerably when comparing the second quarter of 2003 to the same period in 2002, resulting in lower sales of direct-marketed products for comparable advertising spending. The success of our direct-marketing business is largely dependent upon national cable television advertising. We believe two unusual events affected sales in late 2001 and early 2002: (1) the nesting effect as a result of the events of September 11, 2001 and (2) the high availability of television advertising time. Both of these contributed very positively to Bowflex sales during the second quarter of 2002. The nesting effect of September 11, 2001 seems to have receded, and the advertising environment has firmed up considerably as costs have risen due to heightened demand for advertising time. Finally, we have found that influences on television viewership during the second quarter, such as the broadcast of national network season finales and seasonal weather factors cause our spot television commercials to be less effective in the second quarter than in other periods of the year. We believe consumers tend to watch less television and spend more time outdoors when the weather improves, and consequently, tend to purchase less indoor fitness equipment and related products during the second quarter. Contrary to normal seasonal fluctuation, the second quarter of 2002 was unseasonably strong due to the unusual events described above combined with strong consumer demand for our Bowflex "Ultimate" model, which was first introduced late in the fourth quarter of 2001.

Sales within our commercial/retail segment were $43.6 million in the second quarter of 2003, an increase of $6.3 million, or 16.9%, over the second quarter of 2002. The increase in sales within the commercial/retail segment can be attributed to the recent introduction of the Bowflex to our retail business, which equated to sales of $6.7 million, or 15% of overall commercial/retail segment sales, during the second quarter of 2003. Due to encouraging results from our initial test-marketing plan that began in the first quarter of 2003, we expanded the retail distribution of Bowflex products during the second quarter and plan to continue to do so throughout 2003. Besides the newly introduced Bowflex, our commercial/retail segment product portfolio consists of a wide array of both strength and cardiovascular fitness products sold through the commercial and retail channels under brand names that include Nautilus, Schwinn, StairMaster, and Trimline. Our commercial/retail segment now accounts for 43% of our total net sales, up from 27% in the second quarter of 2002 as we continue to execute our strategy of expanding our presence, product lines, and brands across all our sales channels, especially within the commercial/retail segment. This increase in commercial/retail segment sales as a percentage of our total net sales can also be attributed to the decline in direct segment sales during the second quarter of 2003 compared to the same period in 2002. We believe that sales within our commercial/retail segment are considerably lower in the second quarter of the year compared to the other quarters as consumers spend more time outdoors when the weather improves, and consequently, tend to purchase less indoor fitness equipment and related products during the second quarter.

GROSS PROFIT

Gross profits fell 37.5% to $52.4 million in the second quarter of 2003 from $83.8 million in the same period a year ago. As sales of inherently lower margin products in the commercial/retail segment continue to grow as a percentage of total sales, our overall gross profit margin decreased to 52.1% in the second quarter of 2003, compared to 59.7% in the second quarter of 2002. The gross profit margin within our direct segment was 72.2% in the second quarter of 2003 compared to 72.4% in the second quarter of 2002. The increase in gross margins within our commercial/retail segment to 25.9% in the second quarter of 2003, compared with 24.8% in the second quarter of 2002, was largely due to $6.7 million in sales of Bowflex products through the retail channel. For the remainder of 2003, we expect our combined gross profit margin to be in the range of 50% to 52%.

OPERATING EXPENSES

Selling and Marketing

Selling and marketing expenses grew to $35.7 million in the second quarter of 2003 from $34.1 million in the same period a year ago, an increase of 4.7%. As a percentage of net sales, overall selling and marketing expenses increased to 35.5% in the second quarter of 2003 from 24.3% in the second quarter of 2002. Selling and marketing expenses within our direct segment were 52.2% of net sales in the second quarter of 2003, compared to 27.7% in the second quarter of 2002. The increase in selling and marketing expenses as a percentage of sales is due to declines in our direct segment sales conversion rates coupled with a higher advertising cost environment. We believe the decline in sales conversion rates was mostly the result of increased competition combined with lower consumer confidence due to the war in Iraq and concern about the economy. In addition, depreciation associated with our newly implemented customer relationship management information system also contributed to the increase. During the second quarter of 2003, we began a process of reassessing our marketing plan for our Nautilus Sleep Systems product line. This involves a reduction in the advertising budget for this product line, which we believe will result in a reduction in sales. Selling and marketing expenses within our commercial/retail segment were 13.7% of net sales in the second quarter of 2003, compared to 14.9% in the second quarter of 2002. For the remainder of 2003, we expect our combined selling and marketing expenses to be in the range of 31% to 33% of total sales.

General and Administrative

General and administrative expenses grew to $8.8 million in the second quarter of 2003 from $7.4 million in the same period a year ago, an increase of $1.3 million, or 18.1%. As a percentage of net sales, general and administrative expenses increased to 8.7% in the second quarter of 2003 from 5.3% in the second quarter of 2002. Our direct segment general and administrative expenses increased $2.6 million in the second quarter of 2003 compared to the same period a year ago due primarily to depreciation, consulting costs, and wages associated with our newly implemented information systems. Commercial/retail segment general and administrative expenses decreased $0.9 million in the second quarter of 2003 compared the second quarter of 2002 due mostly to cost savings associated with the integration of the Schwinn Fitness and StairMaster businesses that we acquired in September 2001 and February 2002, respectively. For the remainder of 2003, we expect our combined general and administrative expenses to be in the range of 6% to 7% of total sales.

Our financial statements now reflect a third segment comprised of our corporate holding company which will include primarily general and administrative expenses such as investor relations, director costs, general legal and accounting fees, and salaries of corporate personnel, as well as other costs not specifically attributable to our other two segments. For financial reporting purposes, we have reclassified prior year balances to conform to this three-segment presentation with no effect on previously reported consolidated net income or stockholders' equity.

Royalties

Royalty expense declined to $1.8 million in the second quarter of 2003 from $2.6 million in the same period a year ago, a decrease of 30.3%. Our direct and commercial/retail segments have several agreements under which we are obligated to pay royalty fees on certain products. The decrease in our royalty expense is primarily attributable to the decreased sales of our Bowflex products in the quarter. Our royalty expenses will fluctuate in correlation with sales of our Bowflex products, and will also be marginally impacted by fluctuations in sales of other products that have royalty agreements. The patent for the Bowflex Power Rod resistance technology expires April 27, 2004. We will no longer be obligated to pay royalties related to Bowflex sales following the expiration of this patent.

OTHER INCOME

In the second quarter of 2003, other income was $1.2 million compared to $0.6 million for the same period a year ago. The majority of the increase resulted from proceeds of $0.6 million from a subsequent insurance recovery related to damaged inventory. Because of lower interest earned on invested cash and cash equivalents due to lower average interest rates in 2003 coupled with a change to the use of tax-exempt securities in 2003 in order to maximize tax equivalent yields, interest income decreased to $0.2 million in the second quarter of 2003 from $0.5 million in the same period a year ago.

INCOME TAX EXPENSE

Income tax expense decreased by $11.9 million to $2.6 million for the second quarter of 2003 from $14.5 million for the same period of 2002 due to the decline in our income before taxes. We expect our income tax expense to fluctuate in line with changes in our income before taxes.

NET INCOME

For the reasons discussed above, net income declined to $4.7 million in the second quarter of 2003 from $25.8 million in the same period a year ago, a decrease of 81.8%.

STATEMENT OF OPERATIONS DATA - SIX MONTHS ENDED JUNE 30

The following table presents certain financial data regarding operations for the first six months in 2003 and 2002, as a percentage of total revenues:


                                                Six Months Ended June 30,
                                                 ----------------------
Statement of Operations Data                     2003              2002
                                                 ----              ----
Net sales                                       100.0%            100.0%

Cost of sales                                    46.8              41.7
                                                 ----              ----
           Gross profit                          53.2              58.3

Operating expenses:
  Selling and marketing                          32.7              23.8
  General and administrative                      6.8               4.9
  Royalties                                       1.7               1.8
                                                 ----              ----
           Total operating expenses              41.2              30.5
                                                 ----              ----
Operating income                                 12.0              27.8

           Other income, net                      0.5               0.3
                                                 ----              ----
Income before income taxes                       12.5              28.1

Income tax expense                                4.5              10.1
                                                 ----              ----
Net income                                        8.0%            18.0%
                                                 ====              ====

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

NET SALES

Net sales decreased by 16.7% to $230.1 million in the first six months of 2003 from $276.3 million in the same period in 2002. The first six months of 2003 presented a challenging business environment laden with unfavorable economic conditions to our business. We believe this was due to increased competition, higher advertising costs due to increased demand for advertising time, and consumer anxiety about the economy and the war in Iraq. We believe these factors all contributed to lackluster consumer spending for our fitness products and reduced sales conversion rates for our direct-marketed products.

Sales within our direct segment were $135.9 million in the first six months of 2003, a decrease of 30.0% compared with the same period in 2002. Our direct segment accounted for 59% of our aggregate net sales in the first six months, down from 70% in the same period in 2002. The decrease in direct segment sales can be attributed to a combination of factors including increased competition, lackluster consumer spending attributed to consumer anxiety about the economy and the war in Iraq, and managing our advertising spending in a higher advertising cost environment to optimize profitability.

Sales within our commercial/retail segment were $94.2 million in the first six months of 2003, an increase of 14.6% over the same period in 2002. Excluding our acquisition of StairMaster, commercial/retail segment sales grew 12.1% during the first six months of 2003 compared to the same period in 2002. The increase in sales within the commercial/retail segment can be attributed to the introduction of the Bowflex to the retail side of the business, which equated to sales of $11.3 million, or 12% of overall commercial/retail segment sales, during the first six months of 2003. For the first six months of 2003, our commercial/retail segment accounted for 41% of our net sales, up from 30% in the same period in 2002 as we continued to execute our strategy of expanding our presence, product lines, and brands across all our sales channels, especially within the commercial/retail segment. This increase in commercial/retail segment sales as a percentage of our total net sales can also be attributed to the decline in direct segment sales during the first six months of 2003 compared to the same period in 2002. During the first six months of 2003, our commercial/retail business segment sales were comparable to sales in the same period during 2002, excluding the introduction of the Bowflex product line to the retail sales channel.

GROSS PROFIT

Gross profits fell 24.0% to $122.4 million in the first six months of 2003 from $161.1 million in the same period a year ago. As sales of inherently lower margin products in the commercial/retail segment continued to grow as a percentage of total sales, our overall gross profit margin decreased to 53.2% in the first six months of 2003, compared to 58.3% in the same period in 2002. The gross profit margin within our direct segment was 71.7% in the first six months of 2003 compared to 72.3% for the same period in 2002. The increase in gross margin within our commercial/retail segment to 26.6% in the first six months of 2003, compared with 25.2% in the same period in 2002, was largely due to $11.3 million in sales of Bowflex products through the retail channel.

OPERATING EXPENSES

Selling and Marketing

Selling and marketing expenses grew to $75.2 million in the first six months of 2003 from $65.7 million in the same period a year ago, an increase of 14.5%. As a percentage of net sales, overall selling and marketing expenses increased to 32.7% in the first six months of 2003 from 23.8% in the same period in 2002. Selling and marketing expenses within our direct segment were 46.1% of net sales in the first six months of 2003, compared to 28.2% in the same period in 2002. The overall increase in selling and marketing expenses in absolute dollars and as a percentage of sales is mainly due to an increase in direct marketing advertising spending during the first quarter of 2003 in response to declines in our sales conversion rates coupled with a higher advertising cost environment. We believe the decline in conversion was a result of increased competition combined with lower consumer confidence due to the war in Iraq and concern about the economy. In addition, depreciation associated with our newly implemented customer relationship management information system also contributed to the increase. Selling and marketing expenses within our commercial/retail segment were 13.3% of net sales in the first six months of 2003, compared to 13.4% in the same period in 2002.

General and Administrative

General and administrative expenses grew to $15.7 million in the first six months of 2003 from $13.7 million in the same period a year ago, an increase of $1.9 million, or 14.2%. Our direct segment accounted for the increase due primarily to depreciation, consulting costs, and wages associated with our newly implemented information systems. As a percentage of net sales, general and administrative expenses increased to 6.8% in the first six months of 2003 from 4.9% in the same period a year ago.

Royalties

Royalty expense declined to $3.9 million in the first six months of 2003 from $4.9 million in the same period a year ago, a decrease of 20.1%. Our direct and commercial/retail segments have several agreements under which we are obligated to pay royalty fees on certain products. The decrease in our royalty expense is primarily attributable to the decreased sales of our Bowflex products. Our royalty expenses will fluctuate in correlation with sales of our Bowflex products, and will also be impacted by fluctuations in sales of other products that have royalty agreements. The patent for the Bowflex Power Rod resistance technology expires April 27, 2004. We will no longer be obligated to pay royalties related to Bowflex sales following the expiration of this patent.

OTHER INCOME

In the first six months of 2003 and 2002, other income was $1.0 million. Interest income declined primarily due to lower interest earned on invested cash and cash equivalents due to lower average interest rates in 2003 coupled with a change to the use of tax-exempt securities in 2003 in order to maximize tax equivalent yields. This decline in interest income was partially offset by $0.6 million in proceeds received during the second quarter of 2003 related to a subsequent insurance recovery from damaged inventory.

INCOME TAX EXPENSE

Income tax expense decreased by $17.7 million to $10.3 million for the first six months of 2003 from $28.0 million for the same period of 2002 due to the decline in our income before taxes. We expect our income tax expense to fluctuate in line with changes in our income before taxes.

NET INCOME

For the reasons discussed above, net income declined to $18.4 million in the first six months of 2003 from $49.8 million in the same period a year ago, a decrease of 63.1%.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our business primarily from cash generated by our operating activities. During the first six months of 2003, our operating activities generated $22.3 million in net cash, which contributed to an aggregate $59.7 million balance in cash and cash equivalents, compared with $50.3 million in net cash generated by our operating activities in the first six months of 2002.

Net cash provided by investing activities was $13.4 million in the first six months of 2003 compared with net cash used in investing activities in the first six months of 2002 of $49.0 million. The largest component of this change was due to the initial acquisition cost of StairMaster in February of 2002 of $25.0 million, net of cash acquired. Additionally, we used $4.6 million during the first six months of 2003 for capital expenditures primarily consisting of manufacturing equipment and information systems and related equipment compared to $14.0 million in the first six months of 2002.

Net cash used in financing activities was $7.1 million in the first six months of 2003, which can be attributed to Company stock repurchases of $1.4 million and dividends paid of $6.5 million offset by $0.9 million of stock option exercises. Net cash used in financing activities was $7.0 million in the first six months of 2002, which can be attributed to Company stock repurchases of $9.1 million offset by $2.1 million of stock option exercises.

Working capital was $124.1 million at June 30, 2003 compared to $109.0 million at December 31, 2002, largely due to increased cash and cash equivalents as a result of net income for the period. The $13.1 million decrease in trade receivables can primarily be attributed to the seasonal timing of orders for the commercial/retail segment, as more sales occur later in the fourth quarter compared with the second quarter.

The $19.6 million decrease in trade payables is primarily due to the timing of inventory purchases, which are significantly higher in the fourth quarter compared with the second quarter due to the seasonal nature of the business.

We maintain a $10 million line of credit with a lending institution. The line of credit is secured by certain assets and contains several financial covenants. As of the date of this filing, we are in compliance with the covenants applicable to the line of credit, and there is no outstanding balance under the line.

As of June 30, 2003, the Company had no contractual capital obligations or commercial commitments other than operating leases.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

There have been no material changes in our reported market risks since the filing of our 2002 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2003.

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

INTEREST RATE RISK

The Company has financed its growth through cash generated from operations. At June 30, 2003, the Company had no outstanding borrowings and was not subject to any related interest rate risk.

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

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

In December 2002, the Company filed suit against ICON Health and Fitness, Inc. ("ICON") in the Federal District Court, Western District of Washington (the "Court") alleging infringement by ICON of the Company's Bowflex patents. The Company seeks injunctive relief, unquantified treble damages and its fees and costs. In May 2003, the Court denied the Company's motion for a preliminary injunction and granted partial summary judgment to ICON on the issue of "literal infringement." The Company has appealed this motion denying our preliminary injunction on literal patent infringement, and a hearing on this appeal is scheduled to be heard in September 2003.

In July 2003, the Court ruled in favor of the Company on a motion for preliminary injunction on the issue of trademark infringement, and entered an order barring ICON from using the trademark "CrossBow" on any exercise equipment. In its ruling, the Court concluded that the Company showed "a probability of success on the merits and irreparable injury" on its trademark infringement claim. In August 2003, the United States Court of Appeals for the Federal Circuit granted ICON a temporary stay regarding the motion for a preliminary injunction enjoining ICON from using the trademark "CrossBow". This stay allows ICON to continue using the trademark "CrossBow" until a decision is issued by the Federal Circuit Court of Appeals.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

The annual meeting of shareholders of The Nautilus Group, Inc. was held on June 9, 2003, at which the following actions were taken:

1. The shareholders elected an eight-person board of directors. The eight directors elected, together with the voting results for such directors, are as follows:

              NAME                                FOR          WITHHELD

         Peter A. Allen                        21,432,466       66,277
         Kirkland C. Aly                       21,431,966       66,777
         Brian R. Cook                         21,380,366      118,377
         Robert S. Falcone                     21,432,325       66,418
         C. Rowland Hanson                     21,432,466       66,277
         Frederick T. Hull                     21,432,466       66,277
         Paul F. Little                        21,431,825       66,918
         James M. Weber                        21,431,966       66,777


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits

     The following exhibits are filed herewith and this list constitutes the exhibit index:

     EXHIBIT NO.               DOCUMENT DESCRIPTION
     -----------               --------------------

        31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended June 30, 2003:

     o Form 8-K dated April 7, 2003, under Items 7, 9, and 12, associated with the press release announcing the revision of first quarter and 2003 earnings estimates.

     o Form 8-K dated April 30, 2003, under Items 7, 9, and 12, associated with the press release announcing first quarter 2003 financial results and fiscal year 2003 financial guidance, and declaring the regular quarterly dividend for the second quarter of 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE NAUTILUS GROUP, INC.

August 14, 2003                     By: /s/ Greggory C. Hammann
---------------                     ------------------------------
Date                                Greggory C. Hammann, Chief Executive Officer
                                    and President (Principal Executive Officer)


August 14, 2003                     By: /s/ Rod W. Rice
---------------                     ------------------------------
Date                                Rod W. Rice, Chief Financial Officer,
                                    Treasurer and Secretary (Principal Financial
                                    and Accounting Officer)