Form 10-Q
period 2003-09-30
NAUTILUS GROUP INC
filed 2003-11-14
CIK 1078207

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Yes  [X]   No  [ ]

Number of shares of issuer's common stock outstanding as of November 10, 2003:
32,602,448
================================================================================

                            THE NAUTILUS GROUP, INC.

                               SEPTEMBER 30, 2003

                               INDEX TO FORM 10-Q


                                                                          PAGE

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                 3

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      25

Item 4.    Controls and Procedures                                         25

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                               27

Item 6.    Exhibits and Reports on Form 8-K                                27

Signatures                                                                 29

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                            THE NAUTILUS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                         September 30,          December 31,
ASSETS                                                                       2003                   2002
                                                                         ------------           ------------
CURRENT ASSETS:
  Cash and cash equivalents                                              $     63,825           $     31,719
  Short-term investments, at amortized cost                                        --                 17,578
  Trade receivables (less allowance for doubtful accounts of
    $2,769 and $3,147 in 2003 and 2002, respectively)                          57,388                 50,099
  Inventories                                                                  51,403                 63,798
  Prepaid expenses and other current assets                                     5,610                  4,919
  Short-term notes receivable                                                   2,904                  3,067
  Current deferred tax asset                                                    3,425                  2,924
                                                                         ------------           ------------
          Total current assets                                                184,555                174,104

LONG-TERM NOTE RECEIVABLE                                                          91                    363

PROPERTY, PLANT AND EQUIPMENT, net                                             52,388                 55,564

GOODWILL                                                                       29,755                 29,755

OTHER ASSETS, net                                                              17,282                 16,867
                                                                         ------------           ------------
TOTAL ASSETS                                                             $    284,071           $    276,653
                                                                         ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                         $     22,660           $     41,288
  Accrued liabilities                                                          22,764                 15,827
  Income taxes payable                                                          6,927                  5,284
  Royalty payable to stockholders                                               1,597                  1,997
  Customer deposits                                                             1,405                    685
                                                                         ------------           ------------
          Total current liabilities                                            55,353                 65,081

LONG-TERM DEFERRED TAX LIABILITY                                                9,819                  9,149

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:
  Common stock - authorized, 75,000,000 shares of no par value;
    issued and outstanding, 32,601,323 and 32,473,897 shares
    at September 30, 2003 and December 31, 2002, respectively                   2,791                     --
  Unearned compensation                                                        (1,629)                    --
  Retained earnings                                                           215,469                201,238
  Accumulated other comprehensive income                                        2,268                  1,185
                                                                         ------------           ------------
          Total stockholders' equity                                          218,899                202,423
                                                                         ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    284,071           $    276,653
                                                                         ============           ============

See notes to consolidated financial statements.

                            THE NAUTILUS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                                           Three Months Ended                 Nine Months Ended
                                                             September 30,                       September 30,
                                                     -----------------------------       -----------------------------
                                                         2003             2002               2003             2002
                                                     ------------     ------------       ------------     ------------
NET SALES                                            $    115,958     $    152,865       $    346,009     $    429,187

COST OF SALES                                              60,508           64,435            168,144          179,687
                                                     ------------     ------------       ------------     ------------
          Gross profit                                     55,450           88,430            177,865          249,500

OPERATING EXPENSES:
  Selling and marketing                                    34,492           40,654            109,688          106,345
  General and administrative                                9,241            5,634             24,891           19,338
  Related-party royalties                                   1,597            2,531              4,838            7,092
  Third-party royalties                                       333              384                969              717
                                                     ------------     ------------       ------------     ------------
          Total operating expenses                         45,663           49,203            140,386          133,492
                                                     ------------     ------------       ------------     ------------
OPERATING INCOME                                            9,787           39,227             37,479          116,008

OTHER INCOME (EXPENSE):
  Interest income                                             134              333                593            1,260
  Other, net                                                  459             (408)             1,037             (326)
                                                     ------------     ------------       ------------     ------------
          Total other income (expense), net                   593              (75)             1,630              934
                                                     ------------     ------------       ------------     ------------
INCOME BEFORE INCOME TAXES                                 10,380           39,152             39,109          116,942

INCOME TAX EXPENSE                                          3,737           14,093             14,079           42,099
                                                     ------------     ------------       ------------     ------------
NET INCOME                                           $      6,643     $     25,059       $     25,030     $     74,843
                                                     ============     ============       ============     ============
BASIC EARNINGS PER SHARE                             $       0.20     $       0.72       $       0.77     $       2.14

DILUTED EARNINGS PER SHARE                           $       0.20     $       0.71       $       0.76     $       2.10

Weighted average shares outstanding:

  Basic shares outstanding                             32,600,101       34,672,293         32,571,840       34,949,988

  Diluted shares outstanding                           32,980,358       35,343,184         32,982,358       35,692,274

See notes to consolidated financial statements.

                            THE NAUTILUS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                       Nine Months Ended September 30,
                                                                                     -----------------------------------
                                                                                         2003                   2002
                                                                                     ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $     25,030           $     74,843
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                         8,961                  4,577
      Unearned compensation                                                                    71                     --
      Loss on sale of property, plant and equipment                                           131                    104
      Tax benefit of exercise of nonqualified options                                         540                  2,868
      Deferred income taxes                                                                   169                  3,526
      Changes in assets and liabilities, net of the effect of acquisitions:
        Trade receivables                                                                  (6,502)                (4,876)
        Inventories                                                                        12,855                (10,766)
        Prepaid expenses and other current assets                                            (433)                (3,350)
        Trade payables                                                                    (18,782)                 8,915
        Income taxes payable                                                                1,640                   (726)
        Accrued liabilities and royalty payable to stockholders                             6,166                  2,794
        Customer deposits                                                                     716                   (109)
                                                                                     ------------           ------------
           Net cash provided by operating activities                                       30,562                 77,800
                                                                                     ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                               (5,602)               (25,364)
  Proceeds from sale of property, plant and equipment                                          16                     26
  Net increase in other assets                                                               (573)                  (212)
  StairMaster acquisition, net of cash acquired                                                --                (24,131)
  Purchases of short-term investments                                                          --                (34,811)
  Proceeds from maturities of short-term investments                                       17,578                 25,568
  Net (increase) decrease in notes receivable                                                 436                   (332)
                                                                                     ------------           ------------
           Net cash provided by (used in) investing activities                             11,855                (59,256)
                                                                                     ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid on common stock                                                      (9,769)                    --
  Stock repurchases                                                                        (1,422)               (19,973)
  Proceeds from exercise of stock options                                                     942                  2,632
                                                                                     ------------           ------------
           Net cash used in financing activities                                          (10,249)               (17,341)
                                                                                     ------------           ------------
Effect of foreign currency exchange rate changes                                              (62)                 1,018
                                                                                     ------------           ------------

                                                                                             (CONTINUED)

                            THE NAUTILUS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                       Nine Months Ended September 30,
                                                                                     -----------------------------------
                                                                                         2003                    2002
                                                                                     ------------           ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            $     32,106           $      2,221

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             31,719                 35,639
                                                                                     ------------           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $     63,825           $     37,860
                                                                                     ============           ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for income taxes                                                         $     11,760           $     36,327


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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

CONSOLIDATION - The consolidated financial statements include The Nautilus Group, Inc. and its wholly-owned subsidiaries (collectively the "Company"). All intercompany transactions and balances have been eliminated.

RECENT ACCOUNTING PRONOUNCEMENTS - In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company adopted this statement as of January 1, 2003. During the third quarter ended September 30, 2003, the Company announced and executed a workforce reduction resulting in a restructuring charge of approximately $200. The adoption of SFAS No. 146 has not had a material effect on the Company's financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN No. 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescinds FIN No. 35. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in FIN No. 45 are effective for the year ended December 31, 2002. The adoption of FIN No. 45 has not had a material impact on the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a material impact on the Company's financial position, results of operations, or cash flows.

RECLASSIFICATIONS - Certain amounts from 2002 have been reclassified to conform to the 2003 presentation with no effect on previously reported consolidated net income or stockholders' equity.

2. STOCK-BASED COMPENSATION

With one exception, the Company has not recognized compensation expense relating to employee stock options because it has only granted options with an exercise price equal to the fair value of the stock on the effective date of grant. In July 2003, certain stock options were granted at an exercise price below current market price on the day of the grant and thus the Company recognized compensation expense of $71 for the three and nine months ended September 30, 2003. The unearned portion of this stock option grant resides in Stockholders' Equity in the Consolidated Balance Sheets and will be recognized evenly over the five-year vesting period as compensation expense. The estimated compensation expense for the next five years is $340 per year. If the Company had elected to recognize compensation expense for all other options granted using a fair value approach, and therefore determined the compensation based on the value as determined by the Black-Scholes option pricing model, the pro forma net income and earnings per share would have been as follows:

                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                        September 30,
                                                    --------------------------           --------------------------
                                                       2003            2002                 2003            2002
                                                    ----------      ----------           ----------      ----------
Net income, as reported                             $    6,643      $   25,059           $   25,030      $   74,843
Add: Stock-based employee compensation
  expense included in reported net income,
  net of tax                                                45              --                   45              --
Deduct: Stock-based employee
  compensation expense determined under
  fair value based method, net of tax                     (773)           (800)              (2,450)         (2,335)
                                                    ----------      ----------           ----------      ----------
Net income, pro forma                               $    5,915      $   24,259           $   22,625      $   72,508
                                                    ==========      ==========           ==========      ==========

Basic earnings per share, as reported               $     0.20      $     0.72           $     0.77      $     2.14
Basic earnings per share, pro forma                 $     0.18      $     0.70           $     0.69      $     2.07

Diluted earnings per share, as reported             $     0.20      $     0.71           $     0.76      $     2.10
Diluted earnings per share, pro forma               $     0.18      $     0.69           $     0.68      $     2.03



The pro forma amounts may not be indicative of the effects on reported net income for future periods due to the effect of options vesting over a period of years and the granting of stock compensation awards in future years.

For the nine months ended September 30, 2003, there were 227,726 options exercised at a prices ranging from $1.37 to $13.78 per share. There were 1,410,500 new options granted at exercise prices ranging from $8.39 to $12.80 per share and 116,533 options canceled at prices ranging from $6.98 to $34.05 per share during the nine months ended September 30, 2003.

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

The unaudited pro forma financial information below for the nine months ended September 30, 2002 was prepared as if the transaction involving the acquisition of StairMaster had occurred at the beginning of the period presented:

  Net sales                                            $ 435,466
  Net income                                           $  75,067
  Basic earnings per share                             $    2.15
  Diluted earnings per share                           $    2.10

The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the period, nor does it purport to indicate the results of future operations of the Company.

4. INVENTORIES

Inventories consisted of the following:

                                                   September 30,    December 31,
                                                       2003             2002
                                                   ------------     ------------

   Finished goods                                   $   28,336       $   45,317
   Work-in-process                                       2,342            1,317
   Parts and components                                 20,725           17,164
                                                    ----------       ----------
   Inventories                                      $   51,403       $   63,798
                                                    ==========       ==========

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

                                        Estimated
                                       Useful Life   September 30,  December 31,
                                       (in years)        2003           2002
                                       -----------   ------------   ------------

   Land                                    N/A         $  3,468       $  3,468
   Buildings and improvements             31.5           21,930         21,839
   Computer equipment                    2 to 5          28,427         26,252
   Production equipment                     5            15,654         13,647
   Furniture and fixtures                   5             1,641          1,433
   Automobiles and trucks                   7               557            549
                                                       --------       --------
   Total property, plant and equipment                   71,677         67,188

   Accumulated depreciation                             (19,289)       (11,624)
                                                       --------       --------
   Property, plant and equipment, net                  $ 52,388       $ 55,564
                                                       ========       ========


6. GOODWILL AND OTHER ASSETS, NET

Other assets consisted of the following:

                                        Estimated
                                       Useful Life   September 30,  December 31,
                                        (in years)       2003           2002
                                       -----------   ------------   ------------

Indefinite life trademarks                N/A          $ 10,465       $ 10,465
Definite life trademark                    20             6,800          6,800
Other assets                              1-17            1,482            797
                                                       --------       --------
Total other assets                                       18,747         18,062

Accumulated amortization                                 (1,465)        (1,195)
                                                       --------       --------
Other assets, net                                      $ 17,282       $ 16,867
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

Amortization of intangible assets for the three and nine months ended September 30, 2003 was $90 and $270, respectively. The estimated amortization expense for the next five years is $360 per year. Such estimated amortization will change if businesses or portions thereof are either acquired or disposed, or if changes in events or circumstances warrant the revision of estimated useful lives.

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

                                                     September 30,  December 31,
                                                         2003           2002
                                                     ------------   ------------

Accrued payroll                                        $  6,524       $  5,436
Accrued warranty expense                                  9,510          5,358
Sales return reserve                                      1,700          2,550
Other                                                     5,030          2,483
                                                       --------       --------
Accrued liabilities                                    $ 22,764       $ 15,827
                                                       ========       ========

Warranty costs are estimated based on the Company's experience and are charged to cost of sales as sales are recognized or as such estimates change. Warranty reserve activity for the nine months ended September 30, 2003 and year ended December 31, 2002 is as follows:

                      Balance at   Charged to                Balance at
                      Beginning    Costs and                   End of
                      of Period     Expenses    Deductions*    Period
                      ----------   ----------   ----------   ----------
Warranty reserves:
  2003                $    5,358   $    5,512   $    1,360   $    9,510
  2002                $    2,413   $    6,155   $    3,210   $    5,358


* Deductions represent warranty claims paid out in the form of cash or product replacements.

8. COMPREHENSIVE INCOME

Comprehensive income and its components are as follows:


                                  Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                               -----------------------   -----------------------
                                  2003         2002         2003         2002
                               ----------   ----------   ----------   ----------

Net income                     $    6,643   $   25,059   $   25,030   $   74,843
Foreign currency translation
  adjustments                         678          432        1,083        1,148
                               ----------   ----------   ----------   ----------
Comprehensive income           $    7,321   $   25,491   $   26,113   $   75,991
                               ==========   ==========   ==========   ==========

Accumulated other comprehensive income at September 30, 2003 and December 31, 2002 is due to the foreign currency translation adjustment to the financial statements of the foreign subsidiaries.


9. RESEARCH AND DEVELOPMENT

Internal research and development costs are expensed as incurred and included in cost of sales. Third party research and development costs are expensed when the work has been performed. Research and development expense was $1,739 and $1,357 for the three months ended September 30, 2003 and 2002, respectively. Research and development expense was $4,225 and $3,218 for the nine months ended September 30, 2003 and 2002, respectively.

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

The following table presents selected information about the Company's three operating segments:

                                                           Commercial/
                                   Direct                     Retail                   Corporate                    Total
                         -------------------------  -------------------------  -------------------------  -------------------------
                         Three Months  Nine Months  Three Months  Nine Months  Three Months  Nine Months  Three Months  Nine Months
                         ------------  -----------  ------------  -----------  ------------  -----------  ------------  -----------
Period Ended September 30, 2003

Net sales                 $   51,926    $ 187,820    $   64,032    $ 158,189    $      --     $     --     $  115,958    $ 346,009
                          ==========    =========    ==========    =========    ==========    =========    ==========    =========

Segment net income (loss) $    1,112    $  16,307    $    7,388    $  12,317    $   (1,857)   $  (3,594)   $    6,643    $  25,030
                          ==========    =========    ==========    =========    ==========    =========    ==========    =========

Period Ended September 30, 2002

Net sales                 $  107,034    $ 301,204    $   45,831    $ 127,983    $      --     $     --     $  152,865    $ 429,187
                          ==========    =========    ==========    =========    ==========    =========    ==========    =========

Segment net income (loss) $   26,632    $  75,847    $     (943)   $   1,202    $     (630)   $  (2,206)   $   25,059    $  74,843
                          ==========    =========    ==========    =========    ==========    =========    ==========    =========


                                       Commercial/
                            Direct        Retail     Corporate       Total
                          ----------    ---------    ----------    ---------

As of September 30, 2003

Segment assets            $   45,098    $ 149,694    $   89,279    $ 284,071
                          ==========    =========    ==========    =========
As of December 31, 2002

Segment assets            $   52,251    $ 149,559    $   74,843    $ 276,653
                          ==========    =========    ==========    =========

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

The calculation of weighted-average outstanding shares is as follows:

                                          Three Months Ended                     Three Months Ended
                                          September 30, 2003                     September 30, 2002
                                 ------------------------------------   ------------------------------------
                                                            Per Share                              Per Share
                                   Income       Shares       Amount       Income       Shares       Amount
                                 ----------   ----------   ----------   ----------   ----------   ----------
Basic EPS:
  Net income                     $    6,643   32,600,101   $     0.20   $   25,059   34,672,293   $     0.72

Effect of dilutive securities:
  Stock options                         --       380,257         0.00          --       670,891        (0.01)
                                 ----------   ----------   ----------   ----------   ----------   ----------
Diluted EPS:
  Net income                     $    6,643   32,980,358   $     0.20   $   25,059   35,343,184   $     0.71
                                 ==========   ==========   ==========   ==========   ==========   ==========



                                          Nine Months Ended                      Nine Months Ended
                                          September 30, 2003                     September 30, 2002
                                 ------------------------------------   ------------------------------------
                                                            Per Share                             Per Share
                                   Income       Shares       Amount       Income       Shares       Amount
                                 ----------   ----------   ----------   ----------   ----------   ----------
Basic EPS:
  Net income                     $   25,030   32,571,840   $     0.77   $   74,843   34,949,988   $     2.14

Effect of dilutive securities:
  Stock options                         --       410,518        (0.01)         --       742,286        (0.04)
                                 ----------   ----------   ----------   ----------   ----------   ----------
Diluted EPS:
  Net income                     $   25,030   32,982,358   $     0.76   $   74,843   35,692,274   $     2.10
                                 ==========   ==========   ==========   ==========   ==========   ==========


Out of 2,666,228 total options outstanding, 1,222,419 and 1,151,919 options were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2003, respectively, because they would be antidilutive. Out of 1,603,854 total options outstanding, 266,075 and 244,075 options were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2002, respectively, because they would be antidilutive.

12. STOCK REPURCHASE PROGRAM

In January 2003, the Board of Directors authorized the expenditure of up to $50,000 to purchase shares of the Company's common stock in open-market transactions. During the nine months ended September 30, 2003, the Company repurchased a total of 100,300 shares of common stock in open market transactions for an aggregate purchase price of $1,422. The authorization expired on June 30, 2003.

13. COMMITMENTS AND CONTINGENCIES

The Company is subject to litigation, claims and assessments in the ordinary course of business, many of which are covered in whole or in part by insurance. Management believes that any liability resulting from such matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the Company filed suit against ICON Health and Fitness, Inc. ("ICON") in the Federal District Court, Western District of Washington (the "District Court") alleging infringement by ICON of the Company's Bowflex patents and trademarks. The Company seeks injunctive relief, unquantified treble damages and its fees and costs. The District Court denied our motion for a preliminary injunction for patent infringement and dismissed our patent infringement claims. We have appealed the District Court's decision to the United States Court of Appeals for the Federal Circuit (the "Appeals Court"). The Company expects the District Court to conduct a trial on our trademark infringement claims against ICON in calendar year 2004.

In July 2003, the District Court ruled in favor of the Company on a motion for preliminary injunction on the issue of trademark infringement, and entered an order barring ICON from using the trademark "CrossBow" on any exercise equipment. In its ruling, the District Court concluded that the Company showed "a probability of success on the merits and irreparable injury" on its trademark infringement claim. In August 2003, the Appeals Court granted ICON a temporary stay regarding the motion for a preliminary injunction enjoining ICON from using the trademark "CrossBow". This stay allows ICON to continue using the trademark "CrossBow" until a decision is issued by the Appeals Court.

14. RELATED-PARTY TRANSACTIONS

The Company incurred royalty expense under an agreement with a stockholder of the Company of $1,597 and $2,531 for the three months ended September 30, 2003 and 2002, respectively. The Company incurred royalty expense of $4,838 and $7,092 for the nine months ended September 30, 2003 and 2002, respectively. In addition to the royalty agreement, the stockholder has separately negotiated an agreement dated September 18, 1992, when the Company was privately held, between the stockholder, the Company's current Chairman and former Chief Executive Officer ("Chairman"), and a former director of the Company. That separate agreement stipulates that annual royalties above $90 would be paid 60% to the stockholder, 20% to the Chairman and 20% to the former director.

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

We describe certain of these and other key risk factors elsewhere in more detail in this Form 10-Q and in our most recent Annual Report on Form 10-K. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except to the extent required by the federal securities laws, we undertake no obligation to update publicly any forward-looking statements to reflect new information, events, or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are presented in consideration of their significance for our Company. These critical policies involve the most complex or subjective decisions or assessments and consist of warranty reserves, sales return reserves, the allowance for doubtful accounts, inventory valuation, and intangible asset valuation.

WARRANTY RESERVES

The product warranty reserve includes the cost to manufacture (raw materials, labor and overhead) or purchase warranty parts from our suppliers as well as the cost to ship those parts to our customers. The cost of labor to install a warranted part on our manufactured commercial equipment is also included. The warranty reserve is based on our historical experience with each product. A warranty reserve is established for new products based on historical experience with similar products, adjusted for any technological advances in manufacturing or materials used. We track warranty claims by part and reason for claim in order to identify any potential warranty trends. The warranty trends are evaluated periodically with respect to future volume and nature of likely claims. Adjustments, if any are so indicated, are made to the warranty reserve to reflect our judgment regarding the likely effect of the warranty trends on future claims. If we were to experience a significant volume of warranty claims for a particular part or for a particular reason, we may need to make design changes to our product. A change in warranty experience could have a significant impact on our financial position, results of operations and cash flows.

SALES RETURN RESERVES

The sales return reserve is maintained based on our historical experience of direct-marketed product return rates during the period in which a customer can return a product for refund of the full purchase price, less shipping and handling in most instances. The return periods for Bowflex, TreadClimber, Champion Nutrition, and Nautilus Sleep Systems product lines are six weeks, 30 days, 30 days, and 90 days, respectively. Sales returns are insignificant for products sold through our commercial/retail distribution channels. We track all direct-marketed product returns in order to identify any potential negative customer satisfaction trends. Our return reserve may be sensitive to a change in our customers' ability to pay during the trial period due to unforeseen economic circumstances and to different product introductions that might fulfill the customers' needs at a perceived better value. Any major change in the aforementioned factors may increase sales returns, which could have a significant impact on our financial position, results of operations and cash flows.

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

STATEMENT OF OPERATIONS DATA - THREE MONTHS ENDED SEPTEMBER 30

The following table presents certain financial data regarding our third quarter operations in 2003 and 2002, as a percentage of total revenues:


                                                 Quarter Ended September 30,
                                                ----------------------------
   Statement of Operations Data                    2003              2002
                                                ----------        ----------

   Net sales                                      100.0%            100.0%

   Cost of sales                                   52.2              42.2
                                                 ------            ------
              Gross profit                         47.8              57.8

   Operating expenses:
     Selling and marketing                         29.7              26.6
     General and administrative                     8.0               3.7
     Royalties                                      1.7               1.9
                                                 ------            ------
              Total operating expenses             39.4              32.2
                                                 ------            ------
   Operating income                                 8.4              25.6

              Other income, net                     0.5               0.0
                                                 ------            ------
   Income before income taxes                       8.9              25.6

   Income tax expense                               3.2               9.2
                                                 ------            ------
   Net income                                       5.7%             16.4%
                                                 ======            ======

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

NET SALES

Net sales decreased by 24.1% to $116.0 million in the third quarter of 2003 from $152.9 million in the third quarter of 2002. The third quarter of 2003 presented a challenging business environment for our business. We believe this was mainly due to increased competition for our Bowflex product line and higher advertising costs due to increased demand for advertising time. We believe these factors contributed to lackluster consumer spending for our health and fitness products and reduced sales conversion rates for our direct-marketed products.

Sales within our direct segment were $51.9 million in the third quarter of 2003, a decrease of $55.1 million, or 51.5%, compared with the third quarter of 2002. Our direct segment accounted for 44.8% of our aggregate net sales in the quarter, down from 70.0% in the third quarter of 2002. The majority of the sales in our direct segment are from our Bowflex product line, which accounted for 81.4% of our direct segment net sales in the third quarter of 2003, down from 91.0% during the same period in 2002. Additional product lines within our direct segment include Nautilus Sleep Systems and TreadClimber, which was introduced during the first quarter of 2003. The decrease in direct segment sales can mainly be attributed to increased competition and managing our advertising spending in a higher advertising cost environment to optimize profitability. We believe competing products have adversely affected demand for our Bowflex products and advertising costs have risen when comparing the third quarter of 2003 to the same period in 2002, resulting in lower sales of direct-marketed products for comparable advertising spending. During the second quarter of 2003, we began a process of reassessing the marketing plan for our Nautilus Sleep Systems product line. This has involved a reduction in the amount of advertising spending for this product line, which has also resulted in a reduction in sales. Consequently, we are no longer projecting sales growth for this product line in 2003. Our new TreadClimber product line has exceeded our expectations for 2003, and we believe this product will achieve approximately $16.0 to $18.0 million in sales this year.

Sales within our commercial/retail segment were $64.0 million in the third quarter of 2003, an increase of $18.2 million, or 39.7%, compared to the third quarter of 2002. The increase in sales within the commercial/retail segment can be attributed to the introduction of portions of the Bowflex product line to our retail business, which has equated to sales of $17.7 million, or 27.7% of overall commercial/retail segment sales, during the third quarter of 2003. Due to encouraging results from our initial test-marketing plan that began in the first quarter of 2003, we expanded the retail distribution of Bowflex products and plan to continue to do so throughout the remainder of 2003. Besides the Bowflex, our commercial/retail segment product portfolio consists of a wide array of both strength and cardiovascular fitness products sold through the commercial and retail channels under brand names that include Nautilus, Schwinn, StairMaster, and Trimline. Our commercial/retail segment accounted for 55.2% of our total net sales during the third quarter of 2003 compared to 30.0% in the third quarter of 2002 as we continue to execute our strategy of expanding our presence, product lines, and brands across all our sales channels, especially within the commercial/retail segment. The increase in commercial/retail segment sales as a percentage of our total net sales can also be attributed to the decline in direct segment net sales during the third quarter of 2003 compared to the same period in 2002.

GROSS PROFIT

Gross profits decreased 37.3% to $55.5 million in the third quarter of 2003 compared to $88.4 million in the same period a year ago. As sales of inherently lower margin products in the commercial/retail segment continue to increase as a percentage of total sales, our overall gross profit margin decreased to 47.8% in the third quarter of 2003, compared to 57.8% in the third quarter of 2002. The gross profit margin within our direct segment was 64.5% in the third quarter of 2003 compared to 74.8% in the third quarter of 2002. The decrease in gross profit margins within our direct segment can mainly be attributed to the change in product sales mix, declining sales leading to higher fixed costs per sale, and increased research and development expense. The increase in gross profit margins within our commercial/retail segment to 34.3% in the third quarter of 2003, compared with 18.4% in the third quarter of 2002, was primarily due to sales of Bowflex products through the retail sales channel. For all of 2003, we expect our combined gross profit margin to be in the range of 49% to 51%.

OPERATING EXPENSES

SELLING AND MARKETING

Selling and marketing expenses decreased to $34.5 million in the third quarter of 2003 from $40.7 million in the same period a year ago, a decrease of 15.2%. As a percentage of net sales, overall selling and marketing expenses increased to 29.7% in the third quarter of 2003 from 26.6% in the third quarter of 2002. Selling and marketing expenses within our direct segment were 52.3% of net sales in the third quarter of 2003, compared to 31.9% in the third quarter of 2002. The increase in selling and marketing expenses as a percentage of sales is mainly due to declines in our direct segment sales conversion rates coupled with a higher advertising cost environment. We believe the decline in sales conversion rates was mostly the result of increased competition. Depreciation associated with our newly implemented customer relationship management information system also contributed to the increase in selling and marketing expenses as a percentage of sales. During the second quarter of 2003, we began a process of reassessing our marketing plan for our Nautilus Sleep Systems resulting in reduced advertising spending for this product line. Selling and marketing expenses within our commercial/retail segment were 11.4% of net sales in the third quarter of 2003, compared to 14.1% in the third quarter of 2002. For the remainder of 2003, we expect our combined selling and marketing expenses to be in the range of 31% to 33% of total sales.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $9.2 million in the third quarter of 2003 from $5.6 million in the same period a year ago, an increase of $3.6 million, or 64.0%. As a percentage of net sales, general and administrative expenses increased to 8.0% in the third quarter of 2003 from 3.7% in the third quarter of 2002. Our direct segment general and administrative expenses increased $1.8 million in the third quarter of 2003 compared to the same period a year ago due primarily to depreciation, consulting costs, and wages associated with our newly implemented computer information systems. Commercial/retail segment general and administrative expenses remained virtually unchanged in the third quarter of 2003 compared to the third quarter of 2002.

Our financial statements now reflect a third segment comprised of our corporate holding company which includes primarily general and administrative expenses such as investor relations, director costs, legal and accounting fees, and salaries of corporate personnel, as well as other costs not specifically attributable to our other two segments. For financial reporting purposes, we have reclassified prior year balances to conform to this three-segment presentation with no effect on previously reported consolidated net income or stockholders' equity. Our corporate segment general and administrative expenses increased $1.8 million in the third quarter of 2003 compared to the same period a year ago due primarily to additional legal expenses. For the remainder of 2003, we expect our combined general and administrative expenses to be in the range of 6% to 7% of total sales.

ROYALTIES

Royalty expense decreased to $1.9 million in the third quarter of 2003 from $2.9 million in the same period a year ago, a decrease of 33.8%. Our direct and commercial/retail segments have several agreements under which we are obligated to pay royalty fees on certain products. The decrease in our royalty expense is primarily attributable to the decrease in sales of our Bowflex products in the quarter. Our royalty expenses will primarily fluctuate in correlation with the sales of our Bowflex products, but will also be impacted by fluctuations in sales of other products that have royalty agreements. The patent for the Bowflex Power Rod resistance technology expires April 27, 2004. We will no longer be obligated to pay royalties related to Bowflex sales following the expiration of this patent.

OTHER INCOME (EXPENSE)

In the third quarter of 2003, other income was $0.6 million compared to other expense of $0.1 million for the same period a year ago. Interest income decreased to $0.1 million in the third quarter of 2003 from $0.3 million in the same period a year ago due to lower average interest rates in 2003 coupled with a change to the use of tax-exempt securities in 2003 in order to maximize tax equivalent yields. The remaining impact on other income and expense in the third quarter of 2003 and 2002 is primarily due to foreign currency related gains and losses.

INCOME TAX EXPENSE

Income tax expense decreased by $10.4 million to $3.7 million for the third quarter of 2003 from $14.1 million for the same period of 2002 due to the decline in our income before taxes. We expect our income tax expense to fluctuate in line with changes in our income before taxes.

NET INCOME

For the reasons discussed above, net income declined to $6.6 million in the third quarter of 2003 from $25.1 million in the same period a year ago, a decrease of 73.5%.

STATEMENT OF OPERATIONS DATA - NINE MONTHS ENDED SEPTEMBER 30

The following table presents certain financial data regarding operations for the first nine months in 2003 and 2002, as a percentage of total revenues:

                                               Nine Months Ended September 30,
                                               -------------------------------
   Statement of Operations Data                    2003              2002
                                                ----------        ----------

   Net sales                                       100.0%            100.0%

   Cost of sales                                    48.6              41.9
                                                  ------            ------
              Gross profit                          51.4              58.1

   Operating expenses:
     Selling and marketing                          31.7              24.8
     General and administrative                      7.2               4.5
     Royalties                                       1.7               1.8
                                                  ------            ------
              Total operating expenses              40.6              31.1
                                                  ------            ------
   Operating income                                 10.8              27.0

              Other income, net                      0.5               0.2
                                                  ------            ------
   Income before income taxes                       11.3              27.2

   Income tax expense                                4.1               9.8
                                                  ------            ------
   Net income                                        7.2%             17.4%
                                                  ======            ======


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NET SALES

Net sales decreased by 19.4% to $346.0 million in the first nine months of 2003 compared to $429.2 million in the same period in 2002. The first nine months of 2003 presented a challenging business environment. We believe this was due to increased competition and higher advertising costs due to increased demand for advertising time. These factors reduced sales conversion rates for our direct-marketed products.

Sales within our direct segment were $187.8 million in the first nine months of 2003, a decrease of 37.6% compared with the same period in 2002. Our direct segment accounted for 54.3% of our aggregate net sales in the first nine months, down from 70.2% in the same period in 2002. The decrease in direct segment sales can be attributed to a combination of factors including increased competition and managing our advertising spending in a higher advertising cost environment to optimize profitability.

Sales within our commercial/retail segment were $158.2 million in the first nine months of 2003, an increase of 23.6% over the same period in 2002. Excluding our acquisition of StairMaster, commercial/retail segment sales increased 31.2% during the first nine months of 2003 compared to the same period in 2002. The increase in sales within the commercial/retail segment can be attributed to the introduction of the Bowflex to the retail side of the business, which equated to sales of $29.1 million, or 18.4% of overall commercial/retail segment sales, during the first nine months of 2003. For the first nine months of 2003, our commercial/retail segment accounted for 45.7% of our net sales, up from 29.8% in the same period in 2002 as we continued to execute our strategy of expanding our presence, product lines, and brands across all our sales channels, especially within the commercial/retail segment. This increase in commercial/retail segment sales as a percentage of our total net sales can also be attributed to the decline in direct segment sales during the first nine months of 2003 compared to the same period in 2002. During the first nine months of 2003, our commercial/retail business segment sales were comparable to sales in the same period during 2002, excluding the introduction of the Bowflex product line to the retail sales channel.

GROSS PROFIT

Gross profits decreased 28.7% to $177.9 million in the first nine months of 2003 compared to $249.5 million in the same period a year ago. As sales of inherently lower margin products in the commercial/retail segment continued to grow as a percentage of total sales, our overall gross profit margin decreased to 51.4% in the first nine months of 2003, compared to 58.1% in the same period in 2002. The gross profit margin within our direct segment was 69.7% in the first nine months of 2003 compared to 73.2% for the same period in 2002. The decrease in gross profit margins within our direct segment can mainly be attributed to the change in product sales mix, declining sales leading to higher fixed costs per sale, and increased research and development expense. The increase in gross margin within our commercial/retail segment to 29.7% in the first nine months of 2003, compared with 22.7% in the same period in 2002, was primarily due to sales of Bowflex products through the retail channel.

OPERATING EXPENSES

SELLING AND MARKETING

Selling and marketing expenses increased to $109.7 million in the first nine months of 2003 from $106.3 million in the same period a year ago, an increase of 3.1%. As a percentage of net sales, overall selling and marketing expenses increased to 31.7% in the first nine months of 2003 from 24.8% in the same period in 2002. Selling and marketing expenses within our direct segment were 47.8% of net sales in the first nine months of 2003, compared to 29.5% in the same period in 2002. The overall increase in selling and marketing expenses in absolute dollars and as a percentage of sales is mainly due to an increase in direct marketing advertising spending during the first quarter of 2003 in response to declines in our sales conversion rates coupled with a higher advertising cost environment. We believe the decline in conversion was a result of increased competition throughout the year combined with lower consumer confidence due to the war in Iraq and concern about the economy during the first half of the year. In addition, depreciation associated with our newly implemented customer relationship management information system also contributed to the increase. Selling and marketing expenses within our commercial/retail segment were 12.6% of net sales in the first nine months of 2003, compared to 13.7% in the same period in 2002.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $24.9 million in the first nine months of 2003 from $19.3 million in the same period a year ago, an increase of $5.6 million, or 28.7%. Our direct segment accounted for $5.5 million of the increase due primarily to depreciation, consulting costs, and wages associated with our newly implemented computer information systems. Our commercial/retail segment general and administrative expenses declined by $1.3 million due mostly to cost savings associated with the integration of the Schwinn Fitness and StairMaster businesses that we acquired in September 2001 and February 2002, respectively. Corporate general and administrative expenses increased $1.4 million due primarily to additional legal expenses. As a percentage of net sales, general and administrative expenses increased to 7.2% in the first nine months of 2003 from 4.5% in the same period a year ago.

ROYALTIES

Royalty expense decreased to $5.8 million in the first nine months of 2003 from $7.8 million in the same period a year ago, a decrease of 34.5%. Our direct and commercial/retail segments have several agreements under which we are obligated to pay royalty fees on certain products. The decrease in our royalty expense is primarily attributable to the decreased sales of our Bowflex products. Our royalty expenses will fluctuate in correlation with sales of our Bowflex products, but will also be impacted by fluctuations in sales of other products that have royalty agreements. The patent for the Bowflex Power Rod resistance technology expires April 27, 2004. We will no longer be obligated to pay royalties related to Bowflex sales following the expiration of this patent.

OTHER INCOME

Other income increased to $1.6 million in the first nine months of 2003 from $0.9 million in the same period a year ago. Interest income decreased $0.7 million primarily due to lower interest earned on invested cash and cash equivalents due to lower average interest rates in 2003 coupled with a change to the use of tax-exempt securities in 2003 in order to maximize tax equivalent yields. This decrease in interest income was primarily offset by $0.6 million in proceeds received during the second quarter of 2003 related to an insurance recovery from damaged inventory combined with the effect of foreign currency related gains and losses during the respective periods.

INCOME TAX EXPENSE

Income tax expense decreased by $28.0 million to $14.1 million for the first nine months of 2003 from $42.1 million for the same period of 2002 due to the decline in our income before taxes. We expect our income tax expense to fluctuate in line with changes in our income before taxes.

NET INCOME

For the reasons discussed above, net income declined to $25.0 million in the first nine months of 2003 from $74.8 million in the same period a year ago, a decrease of 66.6%.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our business primarily from cash generated by our operating activities. During the first nine months of 2003, our operating activities generated $30.6 million in net cash, which contributed to an aggregate $63.8 million balance in cash and cash equivalents, compared with $77.8 million in net cash generated by our operating activities in the first nine months of 2002.

Net cash provided by investing activities was $11.9 million in the first nine months of 2003 compared with net cash used in investing activities in the first nine months of 2002 of $59.3 million. The largest component of this change was due to the acquisition cost of StairMaster in February of 2002 of $24.1 million, net of cash acquired. Additionally, we used $5.6 million during the first nine months of 2003 for capital expenditures primarily consisting of manufacturing equipment and information systems and related equipment compared to $25.4 million in the first nine months of 2002.

Net cash used in financing activities was $10.2 million in the first nine months of 2003, which can be attributed to Company stock repurchases of $1.4 million and dividends paid of $9.8 million offset by $0.9 million of stock option exercises. Net cash used in financing activities was $17.3 million in the first nine months of 2002, which can be attributed to Company stock repurchases of $20.0 million offset by $2.6 million of stock option exercises.

Working capital was $129.2 million at September 30, 2003 compared to $109.0 million at December 31, 2002, largely due to increased cash and cash equivalents as a result of net income for the period. The $7.3 million increase in trade receivables can primarily be attributed to the higher volume of sales through our commercial/retail segment in the latter part of the third quarter of 2003 compared to the fourth quarter of 2002. The $12.4 million decrease in inventories can primarily be attributed to better alignment of inventory levels with sales volume. The $18.7 million decrease in trade payables is primarily due to the timing of inventory purchases, which tend to be higher in the fourth quarter compared with the third quarter due to the seasonal nature of the business. The $6.9 million increase in accrued liabilities can mostly be attributed to warranty and legal related expenses.

We maintain a $10 million line of credit with a lending institution. The line of credit is secured by certain assets and contains several financial covenants. As of the date of this filing, we are in compliance with the covenants applicable to the line of credit, and there is no outstanding balance under the line.

As of September 30, 2003, the Company had no contractual capital obligations or commercial commitments other than operating leases.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company adopted this statement as of January 1, 2003. During the third quarter ended September 30, 2003, the Company announced and executed a workforce reduction resulting in a restructuring charge of approximately $0.2 million. The Company believes this event is not material enough to warrant further disclosure and, therefore, continues to conclude that the adoption of SFAS No. 146 has not had a material effect on the Company's financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN No. 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescinds FIN No. 35. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in FIN No. 45 are effective for the year ended December 31, 2002. The adoption of FIN No. 45 has not had a material impact on the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a material impact on the Company's financial position, results of operations, or cash flows.

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

INTEREST RATE RISK

The Company has financed its growth through cash generated from operations. At September 30, 2003, the Company had no outstanding borrowings and was not subject to any related interest rate risk.

The Company invests in liquid debt instruments purchased with maturity dates of less than one year. Due to the short-term nature of those investments, management believes that any reasonably possible near-term changes in related interest rates would not have a material impact on the Company's financial position, results of operations, or cash flows.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

In December 2002, the Company filed suit against ICON Health and Fitness, Inc. ("ICON") in the Federal District Court, Western District of Washington (the "District Court") alleging infringement by ICON of the Company's Bowflex patents and trademarks. The Company seeks injunctive relief, unquantified treble damages and its fees and costs. The District Court denied our motion for a preliminary injunction for patent infringement and dismissed our patent infringement claims. We have appealed the District Court's decision to the United States Court of Appeals for the Federal Circuit (the "Appeals Court"). The Company expects the District Court to conduct a trial on our trademark infringement claims against ICON in calendar year 2004.

In July 2003, the District Court ruled in favor of the Company on a motion for preliminary injunction on the issue of trademark infringement, and entered an order barring ICON from using the trademark "CrossBow" on any exercise equipment. In its ruling, the District Court concluded that the Company showed "a probability of success on the merits and irreparable injury" on its trademark infringement claim. In August 2003, the Appeals Court granted ICON a temporary stay regarding the motion for a preliminary injunction enjoining ICON from using the trademark "CrossBow". This stay allows ICON to continue using the trademark "CrossBow" until a decision is issued by the Appeals Court.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)   Exhibits

      The following exhibits are filed herewith and this list constitutes the exhibit index:

      EXHIBIT NO.     DOCUMENT DESCRIPTION
      -----------     --------------------
         10.1         Executive Employment Agreement, dated July 2, 2003,
                      between The Nautilus Group, Inc. and Gregg Hammann
         31.1         Certification Pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002
         31.2         Certification Pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002
         32.1         Certification pursuant to 18 U.S.C. Section 1350, as
                      adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         32.2         Certification pursuant to 18 U.S.C. Section 1350, as
                      adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

      The following reports on Form 8-K were filed during the quarter ended September 30, 2003:

      o Form 8-K dated July 9, 2003, under Items 7, 9, and 12, associated with the press release announcing the revision of second quarter and 2003 earnings estimates.

      o Form 8-K dated July 30, 2003, under Items 7, 9, and 12, associated with the press release announcing second quarter 2003 financial results and fiscal year 2003 financial guidance, and declaring the regular quarterly dividend for the third quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         THE NAUTILUS GROUP, INC.



November 14, 2003                        By: /s/ Greggory C. Hammann
-----------------                        ---------------------------
Date                                     Greggory C. Hammann, Chief Executive
                                         Officer and President
                                         (Principal Executive Officer)


November 14, 2003                        By: /s/ Rod W. Rice
-----------------                        -------------------
Date                                     Rod W. Rice, Chief Financial Officer,
                                         Treasurer and Secretary (Principal
                                         Financial and Accounting Officer)