Form 10-K
period 2003-12-31
NAUTILUS GROUP INC
filed 2004-03-15
CIK 1078207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Commission file number: 000-25867

THE NAUTILUS GROUP, INC.

(Exact name of Registrant as specified in its charter)

Washington	94-3002667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 NE 136th Avenue

Vancouver, Washington 98684

(Address of principal executive offices, including zip code)

(360) 694-7722

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price ($12.40) as reported on the New York Stock Exchange, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2003) was $356,283,062.

The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2004 was 32,611,073 shares.

Documents Incorporated by Reference

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2004 Annual Meeting of Stockholders.

THE NAUTILUS GROUP, INC.

2003 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “could,” “may,” “will,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projections,” “potential,” “continue,” and words of similar import, constitute “forward-looking statements.” Investors are cautioned that all forward-looking statements involve risks and uncertainties and various factors could cause actual results to differ materially from those in the forward-looking statements. From time to time and in this Form 10-K, we may make forward-looking statements relating to our financial performance, including the following:

•	Anticipated revenues, expenses and gross margins;

•	Seasonal patterns;

•	Expense as a percentage of revenue;

•	Anticipated earnings;

•	New product introductions; and

•	Future capital expenditures.

Numerous factors could affect our actual results, including the following:

•	Expiration of important patents;

•	Our ability to adequately protect our intellectual property;

•	The availability of media time and fluctuating advertising rates;

•	Government regulatory action;

•	Our ability to effectively develop, market and sell future products;

•	Our ability to integrate any acquired businesses into our operations;

•	Our reliance on a limited product line;

•	Our reliance on third-party manufacturers;

•	A decline in consumer spending due to unfavorable economic conditions;

•	Our reliance on the consumer finance market; and

•	Changes in foreign conditions that could impair our international sales.

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

Item 1. Business

OVERVIEW

The Nautilus Group, Inc. (the “Company”) is a leading marketer, developer and manufacturer of branded health and fitness products sold under such well-known names as Nautilus, Bowflex, Schwinn, StairMaster, TreadClimber and Trimline. Our products are distributed through diversified direct, retail and commercial sales channels. We market and sell our Bowflex, TreadClimber, and Nautilus Sleep Systems products through our direct-marketing channel utilizing an effective combination of television commercials, infomercials, response mailings, the Internet, and inbound/outbound call centers. We market and sell our Nautilus, Schwinn, and StairMaster commercial fitness equipment through our sales force and selected dealers to health clubs, government agencies, hotels, corporate fitness centers, colleges, universities and assisted living facilities worldwide. We also market a comprehensive line of consumer fitness equipment sold under the Nautilus, Schwinn, StairMaster, Bowflex, and Trimline brands, through a network of specialty and sporting goods dealers, distributors and retailers worldwide.

Founded in 1986, the Company has grown to approximately $500 million in annual sales through a combination of internal growth of our Bowflex product line and a series of strategic acquisitions, including Nautilus International, Inc. (“Nautilus”) in January 1999, the fitness division of Schwinn/GT Corp. and its affiliates (“Schwinn Fitness”) in September 2001 and StairMaster Sports/Medical, Inc. (“StairMaster”) in February 2002. As a result of these acquisitions, we considerably expanded our portfolio of leading brands, product lines, channels of distribution, product development capabilities and the size of our customer base. We now offer a comprehensive line of cardiovascular and weight resistance products in the direct, retail and commercial fitness channels. Our product lines include home gyms, free weight equipment, treadmills, indoor cycling equipment, steppers, ellipticals, and fitness accessories, as well as premium air support sleep systems. We have over 1,200 dealers in the U.S., a worldwide network of distributors, operations in Switzerland, and offices in Italy, Germany, and the United Kingdom.

The Company was incorporated in California in 1986 and became a Washington corporation in 1993. On May 21, 2002, the Company changed its corporate name to The Nautilus Group, Inc. from Direct Focus, Inc. Concurrent with the name change, trading of the Company’s shares was moved from the NASDAQ National Market to the New York Stock Exchange with a new ticker symbol (NLS).

Our principal executive offices are located at 1400 NE 136th Avenue, Vancouver, Washington 98684, and our telephone number is (360) 694-7722. We maintain our corporate website at www.nautilusgroup.com. None of the information on this website or our other websites is part of this Form 10-K. On our website, we make available, free of charge, printable copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). In addition, our code of business conduct and ethics, corporate governance guidelines, and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on our corporate website. These corporate governance documents are available in print to any stockholder who requests them.

As used in this Form 10-K, the terms “we,” “our,” “us,” “Nautilus Group” and “Company” refer to The Nautilus Group, Inc. and its subsidiaries. The names Nautilus®, Bowflex®, Power Rod®, TreadClimber®, Schwinn® (fitness products), StairMaster® and Trimline® are trademarks of the Company.

The consolidated financial statements of the Company include The Nautilus Group, Inc. and its wholly owned subsidiaries (collectively, the “Company”). All intercompany transactions have been eliminated in the preparation of the consolidated financial statements.

BUSINESS SEGMENTS

Our operating segments include the direct, commercial/retail, and corporate segments. The direct segment includes all products and related operations involved in marketing to consumers through a variety of direct marketing channels. The Bowflex line of strength equipment and TreadClimber line of cardiovascular equipment are the principal fitness equipment products in our direct segment. Sales from our Bowflex product line, including related shipping revenue, accounted for 52% of our aggregate net sales in 2003, down from 61% and 74% in 2002 and 2001, respectively, as we continued our strategies of diversification into the commercial and retail markets and the introduction of new direct-marketed products. In the rest product market, we offer a line of premium air sleep systems, called Nautilus Sleep Systems, which are also marketed through our direct segment. In the nutrition market, we have established a strategic relationship with Champion Nutrition (“Champion”) as supplier of nutritional supplements that are complementary with our fitness and healthy lifestyle product offerings and are marketed through our direct segment.

The commercial/retail segment includes all products and related operations that do not involve direct marketing to consumers. Products in this segment currently consist of fitness equipment branded under the Nautilus, Schwinn, StairMaster, Trimline, and Bowflex names, and depending on the brand, are sold through commercial and/or retail sales channels. Product categories sold through the commercial/retail segment include strength equipment, treadmills, ellipticals, exercise bikes, stairclimbers, stepmills, and other fitness-related accessories.

Beginning in 2003, we augmented our segment reporting with the addition of a separate reporting segment to reflect the activities associated with the corporate holding company. Activities reflected in this segment consist mainly of director costs, general legal and accounting fees, salaries of corporate personnel, as well as other costs not specifically attributable to the other two business segments. In addition, treasury is a corporate function, so interest income from investments is included in the corporate segment.

Detailed financial information about our three business segments is included in Note 3 of the Notes to Consolidated Financial Statements. Certain prior period balances have been reclassified to conform to this three-segment presentation with no effect on previously reported consolidated net income or stockholders’ equity.

DIRECT BUSINESS SEGMENT

Direct to Consumer Marketing

Through our direct-to-consumer sales and distribution channel, we market and sell our products directly to the end customer. We market and sell Bowflex, TreadClimber, and Nautilus Sleep Systems products through this channel utilizing an integrated combination of media and direct customer contact. Along with “spot” television advertising, which ranges in length from 30 seconds to as long as five minutes, we also utilize extended 30-minute television “infomercials,” Internet advertising, our product websites, inquiry response mailings, and inbound/outbound call centers. By selling directly to consumers, we are able to fully realize premium price points paid for our products by the end customer, eliminating all other parties from the sales transaction. Our ability to capture the full amount of sales revenue in our direct channel has consistently produced a high level of financial return on our time and invested money. The size of the direct market is substantial. Through our advertising initiatives, we estimate that we currently reach approximately 70 million homes. Success within this distribution channel is almost entirely dependent on the ability to accurately measure target customer demographics. Toward this aim, we employ hundreds of separate toll free telephone numbers and dozens of Internet address URLs in our sales and marketing efforts, which allow us to measure very specifically the consumer response rates to each of our advertising placements. We have built a comprehensive database that allows us to hone our marketing strategies and more effectively reach our target customers. Historically, we have been able to measure with a high degree of accuracy inquiries to specific advertisements, and in turn, predict the sales that will result from those inquiries. We believe that this expertise will continue to serve as a key factor that differentiates us from competitors and will enable us to maintain a competitive advantage within the direct marketing arena.

To date, we have been highly successful with what we refer to as a “two-step” marketing approach. Our two-step approach focuses first on generating consumer interest in our products while eliciting consumer requests for product information. Development of this interest is achieved primarily through the use of spot commercials and infomercials, supplemented by Internet advertising. The second step focuses on converting the informational requests into sales, which we accomplish through a combination of response mailings and outbound calling.

Advertising

Spot Television Commercials and Infomercials. Spot commercials are a key element of our direct marketing strategy. For products that may lend themselves to a more in-depth explanation and demonstration, television infomercials are another important marketing tool. We have developed a variety of spot commercials, infomercials, and marketing videos to support the marketing and sale of our products.

When we begin marketing a newly introduced product, we generally test and refine our marketing concepts and selling practices while advertising the product in spot commercials. Production costs for spot commercials typically range from $50,000 to $150,000. Based on initial results from the airing of this spot advertising, we may produce additional spot commercials and/or an infomercial, if suitable. Production costs for infomercials tend to range from $150,000 to $500,000. Generally, we attempt to film multiple infomercial and commercial concepts at the same time, in order to maximize production efficiencies. From this footage we can then develop a variety of spot commercials and infomercials, introducing and refining them over time.

We test spot commercials and infomercials on a variety of cable television networks that have a history of generating favorable responses for our existing products. Our initial objective is to more fully understand the product’s marketing appeal and to evaluate advertising or product modifications that may be appropriate. As we experience success, we then advertise on a wider number of additional cable networks.

Media Buying. An important component of our direct marketing success is our ability to purchase quality media time at an affordable price. Depending on the network, time slot and, programming length, the cost of airing spot commercials and infomercials varies significantly. Each spot commercial currently costs between $25 and $25,000 to air, and each infomercial between $600 and $55,000 to air. Historically, we have purchased the majority of our media time on cable networks.

We book most of our spot commercial and infomercial time on a monthly or quarterly basis, as networks make time available. Networks typically allow us to cancel booked time with two weeks’ advance notice, which enables us to adjust allocation of our advertising spending if our statistical tracking indicates another network or time slot is proving to be particularly effective.

Internet. The Internet continues to play an important role in our direct marketing strategy. We consistently promote our product websites in our television and print advertising and in our response mailing materials to encourage online product inquiries and transactions. Use of online advertising on third party sites and paid search engine placement also helps drive Internet browsers to our product websites to request additional information, learn more about our products, or to make immediate purchases. Our websites are loaded with informative content including detailed product information, online videos, and testimonials from our satisfied customers. We operate direct marketing-oriented websites in support of each of our products generating significant direct to consumer sales activity. None of the information in these websites is part of this Form 10-K.

Optimal Use of Direct Marketing Database

Since we initially developed our direct to consumer strategy in 1994, we have consistently invested significant resources to build a comprehensive direct marketing database. Our database has allowed us to monitor customer responses and effectively utilize that information to adapt our marketing techniques, thereby reaching consumers with ever-increasing effectiveness. We track the success of each of our spot commercials and infomercials by determining how many viewers respond to each airing. We accumulate this information in our database to evaluate the cost-effective utilization of available media time. We believe the database enables us to predict with reasonable accuracy the levels of product sales and inquiries that will result from each spot commercial and infomercial.

Furthermore, our compilation of consumer inquiries contained within our database represents a rich pool of marketing leads for additional product sales. We believe this pool of contacts, a significant number of whom already have a proven and satisfied customer relationship with the Company, provides us a competitive advantage when introducing new products.

Conversion of Direct-Marketed Product Inquiries Into Sales

Customer Service Call Center and Order Processing. We manage our own customer service call center in Vancouver, Washington. It operates 18 to 23 hours per day to receive and process the vast majority of all infomercial-generated and customer service-related inquiries. We have developed a skills-based call routing system that automatically routes each incoming call to the most highly qualified inside sales agent or customer service representative available. Using our highly integrated telephony, customer relationship management, and customized order management systems, the appropriate sales professional answers product questions, proactively educates the potential customer about the benefits of our product line, promotes financing through our third-party private label credit card, typically up sells the benefits of higher priced models in our product line, and closes the transaction process by capturing the customer’s order information. These sophisticated systems allow us to most effectively utilize our customer service staff, prioritize call types, and improve customer service.

We contract with large telemarketing companies to receive and process information requests generated by our spot television advertising 24 hours per day. The telemarketing agents for these companies collect names, addresses and other basic information from callers but do not directly sell our products. During our own call center’s hours of operations, the outside telemarketing agents may transfer callers that show immediate buying interest for our products to one of our specially trained sales professionals.

Internet. We use spot commercials and infomercials, together with Internet advertising and search-engine placement, to lead consumers to our websites, as we believe consumers who visit our websites are more inclined to purchase our products. We believe we successfully balance our goals of finalizing sales and capturing consumer information by strategically designing our web pages and carefully analyzing web page visits, conversion rates, average sales prices and inquiry counts. Our eCommerce sales are an important component of our direct sales channel representing approximately 26% of total direct channel sales for 2003, 24% of sales in 2002, and 22% of sales in 2001.

Consumer Finance Programs. We believe that convenient consumer financing is an important tool in our direct marketing sales efforts and that the availability of financing induces many of our customers to make inquiries and purchases when they otherwise would not. For several years we have offered “zero-down” financing to approved customers on all direct-to-consumer sales, and in the latter portion of 2003, we tested a highly competitive low, fixed payment financing promotion in support of the sale of our Bowflex product line. We arrange financing for our customers through two separate consumer finance companies, pursuant to non-recourse consumer financing agreements. Under these arrangements, based on a brief application process that simply involves a few minutes over the telephone with one of our customer service professionals or during a visit to one of our websites, we can obtain financing decisions for our customers in what literally amounts to a matter of seconds. Once a customer is approved, the ordered product can be immediately submitted for fulfillment, without any need for cumbersome follow-on paperwork. The consumer finance companies pay us promptly following delivery of product and concurrently send to each approved customer a Nautilus Group private label credit card that may be used for future purchases of our products. Approximately 43% of our direct to consumer sales were financed in this manner during 2003, with financed orders representing approximately 37% of sales in 2002 and 41% of sales in 2001. We believe these financing programs will continue to be an important and effective marketing tool for customers purchasing products directly through our call center and product websites.

Seasonality

The effectiveness of our direct marketing is influenced by seasonal factors. We have found that second quarter influences on television viewership, such as the broadcast of national network season finales and seasonal weather factors, cause our spot television commercials on national cable television to be less effective in the second quarter than in other periods of the year.

COMMERCIAL/RETAIL BUSINESS SEGMENT

Commercial/Retail Sales and Marketing

We market and sell our Nautilus, Schwinn, and StairMaster commercial fitness equipment through our sales force and selected dealers to health clubs, government agencies, hotels, corporate fitness centers, colleges, universities and assisted living facilities. Our commercial sales force is focused on strengthening the market position of our existing Nautilus, Schwinn, and StairMaster commercial product lines. Internationally, we market and sell our Nautilus, Schwinn, and StairMaster commercial fitness products through our foreign subsidiaries and a worldwide network of independent distributors.

We also market a complete line of retail consumer fitness equipment, under the Nautilus, Bowflex, Schwinn, StairMaster, and Trimline brands, through an independent network of more than 1,200 dealers, sporting goods retailers, wholesale clubs and specialty stores worldwide. During 2003, we successfully introduced selected Bowflex products to our retail sales channel. Sales of Bowflex products through the retail channel in 2003 represented approximately 20% of total sales for the commercial/retail business segment. In addition to products already offered through our retail sales channel, we intend to continue bringing products previously sold exclusively through our direct sales channel to retail. By leveraging the advertising dollars spent on direct marketing, we believe we can effectively sell our direct-marketed products through our retail sales channel to consumers that would not purchase our products through one of our direct purchase options.

Commercial Approach

We position ourselves as “The Health & Fitness Consultants” to encourage our commercial market customers and potential customers to think of us first when considering their fitness equipment and programming needs. Our strategy is to address the needs of the three key constituencies of today’s health clubs:

•	Club owners (customer satisfaction and profit)

•	Club staff (continuing education and career development)

•	Club users (improved health and fitness)

Fitness Academy. The Fitness Academy was established in 1997 to provide programming and educational information to both consumers and fitness professionals. To date, the Fitness Academy has provided training and certification to hundreds of fitness professionals in the Schwinn Cycling Program and has recently added a range of strength training programs based on Nautilus training principles to its repertoire. Many of these programs are targeted to special groups such as seniors, women and youth that are particularly important to the fitness industry today.

Fitness Academy programs are designed to aid clubs in increasing profits by encouraging cost efficient group exercise classes; benefit staff members by helping them increase their range of fitness education skills; and motivate members to stick with their exercise programs to truly experience fitness results.

Advertising. We advertise in select trade publications, including publications that reach key industry stakeholders. Specific placement is driven by marketing and product development events and ads are coded to assist us in measuring the effectiveness of each individual ad with respect to our objectives of increasing brand awareness and increasing sales leads.

Direct Mail Promotions. We maintain a database that includes contacts at thousands of commercial facilities and enables us to monitor responses to direct mail promotions. All direct mail promotions are supplemented by a telemarketing effort to maximize customer response.

Public Relations. In the commercial market, public relations are a critical component in our strategy to build awareness and credibility for the Company and our products in the marketplace. Positioning the Company as the leading comprehensive provider of fitness equipment and education requires us to change the general perception that our brands stand alone to the understanding that our brands work together to deliver the most complete fitness system available. In order to meet these objectives, we have established relationships with key media outlets to develop and communicate our competitive advantages.

Trade Shows. There are several national and regional industry trade shows, such as the IHRSA and Club Industry, as well as many events that showcase our programs and products. Trade shows also provide excellent opportunities to meet face-to-face with our customers and the press to obtain valuable feedback by being able to test marketing messages, receive customer input on product designs, and evaluate the competition.

Internet. We currently maintain and direct customers to our Nautilus, Schwinn Fitness and StairMaster websites, which can be found at www.nautilus.com, www.schwinnfitness.com, and www.stairmaster.com, respectively. These websites contain Company and product information. None of the information on these websites is part of this Form 10-K.

Retail Approach

The main focus for marketing our retail products is two-fold: 1) fully support our network of dealers, and 2) leverage our direct marketing advertising dollars to market products through the retail sales channel that were previously only available to consumers through the direct sales channel. Company sponsored marketing programs have been developed to ensure that our Nautilus, Schwinn, Bowflex, StairMaster and Trimline brands remain prominent in the minds of dealer staff and consumers and drive consumers to their local retailers.

Health and Fitness e-newsletter. Created to motivate and educate our customers, the newsletter is now a consumer campaign, allowing the Company to reach thousands of health conscious readers every month. By delivering the newsletter to the email inboxes of thousands of consumers and making the newsletter available on our website, we are developing long-term customer relationships and a community of fitness enthusiasts. In addition, dealers may label and distribute the newsletter through their stores.

Public Relations. In the retail market, public relations is a cost-effective way to promote our products in consumer publications. While advertising in fitness industry publications is expensive, editorial and showcase articles that include our products are virtually free. Our public relations strategy in the retail sector is to build awareness of the general benefits of fitness and specific contributions of our products to a healthy and fit lifestyle.

Trade Shows. There are three national trade shows that are very important to the Company’s retail division: the Health & Fitness Business Expo, the industry’s premier showcase for retail fitness products; Interbike, the bicycle industry’s premier gathering; and Supershow, the mega-trade show representing retail products in virtually every category. Trade shows also provide excellent opportunities to meet face-to-face with our customers and the press to obtain valuable feedback on marketing messages, product designs, and the competition.

Internet. The Company currently maintains and directs customers to our Nautilus, Schwinn Fitness, Bowflex, StairMaster, and Trimline websites, which can be found at www.nautilus.com, www.schwinnfitness.com, www.bowflex.com, www.stairmaster.com, and www.hebbindustries.com. These websites contain Company and product information. None of the information on these websites is part of this Form 10-K.

International Approach

Our international operations are headquartered in Switzerland. Currently, the amount of long-lived assets outside the U.S. is not material. We have integrated all of our brands from an operational standpoint and are distributing our products through a network of over 90 distributors in over 50 countries divided among three regions:

•	Asia/Pacific

•	Europe/Middle East/Africa

•	Central/South America

In each of these regions, we have responsible sales people and third party warehouses (except Central/South America which we support from our United States distribution facilities) to deliver our products in a timely and cost effective manner. Communication amongst our business partners within each region is essential to our strategy so we may support our products, develop innovative marketing activities, and achieve global brand recognition.

In two of our largest international markets, the United Kingdom and Germany, we operate our own offices, which possess a team of sales representatives that focus not only on selling to fitness clubs but also on selling to the government, hotel, and medical/paramedical markets. We added a sales office in Italy in 2002, as Italy represents another market we perceive to be important. Canada is another significant market for our business, but we do not maintain operations in Canada as product distribution is conveniently supported from our U.S. operations. We sell products from our commercial/retail and direct segment product portfolios to dealers and retail stores within Canada.

We have alliances with distributors in most markets to sell commercial products from our Nautilus, Schwinn, and StairMaster brands. This enables us to sell “package deals” to international fitness clubs, which may prefer to buy from one supplier that can offer the broadest array of products at a competitive price. By building our portfolio of brand names, we have greater ability to compete in the international marketplace in which our main competitors have benefited for many years from the ability to negotiate “package deals.” We believe our brand names have strong recognition in the international marketplace, which will allow us to compete more effectively in the future.

Sales outside the U.S. represented approximately 13%, 10%, and 8% of consolidated net sales for 2003, 2002 and 2001, respectively.

Seasonality

In general, sales of our retail fitness equipment are highly seasonal. We believe that sales within our commercial/retail segment are considerably lower in the second quarter of the year compared to the other quarters. Our strongest quarter for the commercial/retail segment is generally the fourth quarter, followed by the first and third quarters. We believe the principal reason for this trend is the commercial/retail fitness industry’s preparation for the impact of New Year’s fitness resolutions and seasonal weather patterns related to colder winter months.

CONSUMER TRENDS

We believe our organic growth has benefited from a number of demographic and market trends that we expect will continue, including:

•	Growing global consumer awareness of positive benefits of good nutrition and fitness;

•	Expanding media attention worldwide on health and fitness;

•	An aging population that is maintaining a more active lifestyle;

•	Continued attention to appearance and health by consumers, which is expected to increase as the “baby-boomers” pass through their 40’s, 50’s, and 60’s;

•	High healthcare costs that are focusing more attention on preventative practices like exercise;

•	Growing rate of obesity which, according to the US Centers for Disease Control and Prevention, increased by 74% among US adults between 1991 and 2002;

•	Government financial support for health and fitness programs intended to combat the growing obesity crisis in the United States; and

•	Expansion of the market for sophisticated high-quality fitness equipment for the home due to consumers’ continued demand for higher levels of efficiency in their workout regimes.

We believe these consumer trends bode well for our future growth prospects. Just as the “baby boomers,” those Americans born between 1946 and 1964, started the modern fitness movement, we believe they will continue to be a driving force as they age. According to the Sporting Goods Manufacturers Association (the “SGMA”), the population of Americans fitting this demographic profile is estimated to be around 77 million. We believe baby boomers will use more of their increasing leisure time for exercise and more of their disposable income for fitness equipment purchases as they strive to counter the effects of aging.

Trends in Exercise Equipment

Since 1990, the fitness equipment industry has more than doubled in size and has been the most successful category of sporting goods. Interest in exercising with fitness equipment is supported by the increase in health club memberships in the U.S., which according to the SGMA, have increased 75% from 20.7 million in 1990 to 36.3 million in 2002. Consumer interest in health clubs has benefited the market for home fitness equipment as well as the commercial fitness equipment business. Consumers who utilize health clubs are exposed to an array of fitness equipment products and brand names, as well as education about the uses and benefits of fitness equipment.

The U.S. fitness equipment market consists of two distinct market segments: home and institutional. The institutional, or commercial, fitness market is more visible to consumers, but the home market is much larger and has experienced much of the meaningful growth in the overall market. Based on statistics provided by the SGMA, 2003 sales of home equipment by manufacturers in wholesale dollars totaled approximately $3.2 billion, representing more than 80% of the overall fitness equipment market. We believe these wholesale dollars translate to approximately $6.4 billion in retail sales of home fitness equipment in 2003, representing a compound annual growth rate of approximately 10% since 1990. In contrast, the SGMA reports that sales of commercial fitness equipment totaled approximately $0.7 billion in 2003, which is flat compared to 2002. We estimate our target market to be approximately $5.0 billion as our products are sold at both wholesale and retail prices.

According to the SGMA, the fitness equipment market increased an estimated 2.8% in 2003 after less than 2.0% growth during the previous two years. Market conditions improved during the second half of 2003 consistent with the broader U.S. economic recovery. According to the SGMA, the outlook for 2004 is even better, with projected growth of 3.9% in fitness equipment sales. The SGMA cites anticipated continued economic recovery, continued expansion of the new housing market where consumers have trended to building larger homes, and a renewal of health club expansion plans in light of the recent economic recovery as reasons for the growth expectation.

The SGMA identifies strength training equipment as an expanding segment of the fitness equipment market. Cardiovascular fitness equipment has historically been and continues to be the most popular with consumers. Treadmills have been best sellers among the cardiovascular fitness equipment category representing approximately one-third of overall fitness equipment sales in 2002. The outlook for strength training equipment is positive as its use is becoming widely recognized not just for its impact on appearance, but also for the health benefits it can provide. According to a survey by American Sports Data, Inc., the number of Americans who frequently used strength equipment in their workout routines increased approximately 65% from 1990 to 2002 compared to 35% growth in the use of cardiovascular equipment.

The international markets represent a strong opportunity for growth, driven by the continued fitness boom across Europe and the increasing focus on fitness and healthy lifestyles by more affluent consumers in Asia and Latin America. In fact, according to recent data published by the International Health, Racquet and Sportsclub Association (the “IHRSA”), there are approximately 29,000 health clubs in Europe, 7,800 in Latin America and 4,800 in the Asia/Australia market. For comparison, there are approximately 22,000 clubs currently operated in the U.S. According to the IHRSA, health club memberships in the United Kingdom totaled 4.4 million in 2002 compared with 1.5 million in 1996, an increase of 194%. Health club memberships in Germany totaled 5.4 million in 2002 compared with 3.3 million in 1995, an increase of 64%. We believe demand for U.S. products will increase, as foreign consumers increasingly demand the reliability, service and innovative designs provided by U.S. suppliers.

Trends in Rest Products

The United States mattress market is large and dominated by several major manufacturers whose primary focus is the conventional innerspring mattress. According to the International Sleep Products Association (the “ISPA”), United States mattress and foundation sales totaled 38.9 million units shipped in 2002, representing a 0.7% increase from 2001. Total dollar value of these wholesale shipments increased 3.8% to $4.8 billion in 2002 compared to 2001. We believe these wholesale dollars equate to over $8.0 billion in retail sales. The ISPA attributes this growth in 2002 to the significant expansion in the housing market, where new housing starts increased by approximately 5% in 2002. We believe the market for specialty sleep systems to be approximately $1.0 billion.

Trends in Nutrition Products

The market for nutritional supplements is large and yet is highly fragmented with many manufacturers. According to the Nutrition Business Journal (the “NBJ”), United States nutritional supplement sales totaled $18.0 billion in 2002, representing a 4.0% increase compared to 2001. Within the nutritional supplements industry category, sports nutrition supplements and meal replacement products are the market segments in which we compete. According to the NBJ, wholesale sales of sports nutrition supplements and meal replacement products totaled $4.4 billion in 2002, representing increases of 6.0% and 12.0% compared to 2001, respectively. We estimate our target market to be approximately $5.4 billion as our products are sold at both wholesale and retail prices. Sports nutritionals have gained wide acceptance as an essential component of a committed athletic lifestyle, but increasing numbers of consumers who aren’t necessarily health club devotees are also turning to sports nutritionals, often in lieu of traditional beverages and snacks. Marketers across the board have responded by downplaying their long-standing hard-core sports image and highlighting the broader nutritional, energy-boosting, and wellness benefits of their products.

COMPETITION

Direct Business Segment

Home Fitness Equipment. The market for our Bowflex strength and TreadClimber cardiovascular fitness products is highly competitive. Our competitors frequently introduce new and/or improved products, often accompanied by major advertising and promotional programs. We believe the principal competitive factors affecting this portion of our business are price, financing options, warranties, quality, brand name recognition, product innovation and customer service. Our Bowflex and TreadClimber products compete directly with a large number of companies that manufacture, market and distribute home fitness equipment. Our principal direct competitors include ICON Health and Fitness (marketing products under the brand names Powerflex, Crossbow, Health Rider, NordicTrak, Image, ProForm, Weslo, and under license, Weider and Gold’s Gym) and Fitness Quest (through its Gazelle, Total Gym, and SlamMan brands). We believe our Bowflex and TreadClimber lines of home exercise equipment are competitive within the market for home fitness equipment based on innovative product design, quality, and performance. Additionally, we believe our direct marketing activities are effective in distinguishing our products from the competition.

Nautilus Sleep Systems. The sleep products industry is also highly competitive, as evidenced by the wide range of products available to consumers, such as innerspring mattresses, waterbeds, futons and other air-supported mattresses. We believe market participants compete primarily on the basis of price, product quality and durability, brand name recognition, innovative features, warranties and return policies. We believe our most significant competition is the conventional mattress industry, which is dominated by four large, well recognized manufacturers: Sealy (which also owns the Stearns & Foster brand name), Serta, Simmons and Spring Air. Although we believe our Nautilus Sleep Systems offer consumers an appealing alternative to conventional mattresses, many of these conventional manufacturers, including Sealy, Serta, Simmons and Spring Air, possess greater financial, marketing and manufacturing resources and have better brand name recognition.

In addition to the conventional mattress manufacturers, several manufacturers currently offer beds with variable support air chamber technology similar to our Nautilus Sleep Systems. We believe the largest manufacturer in this niche market is Select Comfort. Select Comfort offers its sleep systems through retail stores and engages in a significant amount of direct marketing, including infomercials, targeted mailings and print, radio and television advertising. Select Comfort has an established brand name supported by marketing and manufacturing resources and has significantly greater experience in marketing and distributing sleep systems. We believe the market for sleep systems is large enough for both companies to be successful and that our Nautilus Sleep Systems possess features that will enable us to compete effectively. However, the intense competition in the mattress industry, both from conventional mattress manufacturers and Select Comfort, has adversely affected our efforts to market and sell our sleep systems. Consequently, we decreased direct advertising for our sleep systems during 2003 in order to reassess our marketing message. A new marketing campaign for our Nautilus Sleep Systems is expected to be launched in 2004.

Commercial/Retail Segment Products

Commercial Fitness Equipment. The market for commercial fitness equipment is highly competitive. Our Nautilus, Schwinn, and StairMaster products compete against the products of numerous other commercial fitness equipment companies, including Life Fitness (a division of Brunswick), Cybex, Star Trac, Precor (owned by Amer Group, PLC), and Techno Gym. We believe the key competitive factors in this industry include price, quality, durability, diversity of features, financing options, product service network, and warranties. Some of our competitors have greater financial resources, more experience in the fitness industry, and more extensive experience manufacturing their products.

Retail Fitness Equipment. Strong competition exists with respect to the retail fitness equipment market. Our Nautilus, Schwinn, Bowflex, StairMaster, and Trimline retail products compete against the products of numerous domestic retail fitness equipment companies including ICON Health & Fitness (marketing products under the brand names Weslo, Crossbow, Health Rider, NordicTrak, ProForm, Image and, under license, Reebok, Weider and Gold’s Gym), Life Fitness, Star Trac, True Fitness Technology, HOIST Fitness Systems, Horizon Fitness (a division of Johnson Health Tech), Cybex, Fitness Quest, and Precor. The principal competitive factors in the retail fitness equipment industry include price, quality, brand name recognition, customer service and the ability to create and develop new, innovative products. There are limited technological, manufacturing or marketing barriers to entry into the fitness equipment markets in which we compete. Like many companies in the industry, we have sought and received patent and trademark protection on our products in an effort to protect our competitive position.

We believe that our combination of recognized brand names, high quality products, multiple distribution channels, and dependable customer service allows us to remain competitive in our current markets.

STRATEGY

Our mission is to be a complete provider of products to the health and fitness industry and help people achieve a fit and healthy lifestyle through proper exercise, rest and nutrition. At the core of this mission is an internal initiative called FIT #1, which is the foundation of our plan to create long-term shareholder value.

FIT #1 stands for Financial rigor, Innovation, Trust and a drive to be #1 in the categories in which we compete. These are the core strategic elements around which we plan to structure our activities, enabling us to refocus our efforts and begin to grow again. Financial rigor means we must ensure accurate and streamlined financial and forecasting processes. Innovation means we must apply creative solutions to both research and development and business operations. Trust means we must ensure we are taking care of our customers and stockholders and doing everything we can to serve them.

In 2003, we conducted a thorough due diligence process, in which we interviewed our internal team, spoke with industry consultants, and conducted the most comprehensive market research study in our history in order to help identify and realize our growth opportunities. We have targeted several areas as significant opportunities for growth, including leveraging our research and development capabilities to launch new products and repositioning our strength, cardiovascular, and sleep products to better meet customer demand and shopping patterns. We also seek to improve operating efficiencies and cash flow by streamlining operations and maximizing business synergies, such as brand equity, sales channels and marketing resources.

Market Research

Our market research indicated that while we possess distinct competitive advantages, we have not fully capitalized on the many opportunities available to us in the $11.4 billion exercise, rest and nutrition markets that we compete in. During 2003, we performed in-depth analysis of our business model and believe that we have significant opportunities to optimize our sales channel mix for our brands. We are a leader in selling strength products through the direct marketing channel, but our research showed that approximately 80% of our target consumer market buys fitness products through the retail channel and 60% of the dollars are spent on cardiovascular products.

Focus on Innovation

We plan to leverage our advanced research and development capabilities and our strong brand names to expand our existing product lines and launch new innovative products. Innovation is an important part of our strategy as we continue to emphasize the expansion and diversification of our product development capabilities in health and fitness products. We develop new products either from internally generated ideas or by acquiring or licensing patented technology from outside inventors and then enhancing the technology.

Our research and development competencies have been enhanced through the acquisition of Schwinn Fitness and StairMaster. With the purchase of these companies, we gained a state-of-the-art test facility and prototype shop, along with added designers and engineers. Our additional research and development resources have allowed us to become fully integrated in the product development process, allowing us to take a new product concept from the beginning of feasibility studies straight through to production and continuing product review. This integration allows us a greater degree of control over the new product process, which should allow us to generate a higher quality product, increase our speed to market, and control our costs.

Research and development expense was $5.7 million, $4.5 million, and $2.2 million for 2003, 2002, and 2001, respectively.

Leverage Sales Channels

We are repositioning our products to better meet customer demand and shopping patterns. This means offering more of the products consumers want (e.g. cardiovascular fitness equipment) in the places consumers want to buy our products (e.g. retail outlets). We are moving more of our products to the retail channel and are differentiating our products to specifically fit the needs of the consumer shopping in each sales channel. For example, we will sell different models of Bowflex in specialty retail as compared to the direct sales channel. This strategy will allow us and our partners to have differentiated products under the same brand, enabling each channel to provide the products its consumers demand. In addition, we plan to reposition our Nautilus Sleep Systems line of premium air support sleep mattresses with an enhanced product and more effective marketing through our direct business segment.

Streamline Company Operations

Another foundational element of our strategy is our effort to reorganize from a channel focus to a customer focus. We intend to manage and operate as one company and not several separate channel-based businesses. Included in this focus change is a drive to leverage our expertise, experience and diversity of thought from across our organization to realize synergies, efficiencies and cost savings. In 2004 we will seek to adopt best practices across our locations and experience the benefits of one research and development team, one sales methodology, and common warehousing and distribution facilities for all our products in the most effective locations. We are establishing a performance-driven culture based on teamwork that clearly ties employee compensation to both company and individual performance. We are seeking to develop a high-energy collaborative culture with a clear focus on the metrics that drive performance and create shareholder value. Into 2005 we will seek common technology platforms, including our websites to further capitalize on the power of one team, one Company.

EMPLOYEES

As of December 31, 2003, we employed 1,126 employees, including 4 executive officers. None of our employees are subject to any collective bargaining agreements.

INTELLECTUAL PROPERTY

We own many trademarks including Nautilus®, Bowflex®, Power Rod®, TreadClimber®, Schwinn® (fitness products), StairMaster® and Trimline®. Our trademarks, many of which are registered or subject to pending applications in the United States and other countries, are used on a variety of our products. We believe that our trademarks are of great value, assuring the consumer that the product being purchased is of high quality and provides a good value.

We also place significant value on product designs (the overall appearance and image of our products) and processes which, as much as trademarks, distinguish our products in the marketplace. We hold many United States and foreign patents and have submitted additional applications for patent protection that are pending approval. We believe all patents are important to our strategy and have identified the patents on the Bowflex Power Rod resistance technology and TreadClimber as the most significant to our business. Although our Bowflex trademark is protected as long as we continuously use the trademark, the main U.S. patent on our Bowflex Power Rod resistance technology expires on April 27, 2004. The main U.S. patent on our TreadClimber line of cardiovascular equipment expires on December 13, 2013. The expiration of our patents could trigger the introduction of similar products by competitors.

Building our intellectual property portfolio is an important factor in maintaining our competitive position in the fitness and mattress industries. If we do not or are unable to adequately protect our intellectual property, our sales and profitability could be adversely affected. We are very protective of these proprietary rights and take action to prevent counterfeit reproductions or other infringing products. Refer to Item 3, Legal Proceedings, and Note 15 of the Notes to Consolidated Financial Statements for a discussion of significant intellectual property disputes. As we expand our market share, geographic scope and product categories, intellectual property disputes are anticipated to increase making it more expensive and challenging to establish and protect our proprietary rights and to defend against claims of infringement by others.

Each federally registered trademark is renewable indefinitely if the trademark is still in use at the time of renewal. We are not aware of any material claims of infringement or other challenges to our right to use our trademarks.

MANUFACTURING AND DISTRIBUTION

Our primary manufacturing and distribution objectives for all of our products are to maintain product quality, reduce and control costs, maximize production flexibility and improve delivery speed. Our product components are manufactured primarily in the U.S. and Asia. We have not experienced any significant issues with availability of raw materials or quality control either domestically or abroad, and do not anticipate any in the foreseeable future.

For our direct-marketed and retail products, we mainly use Asian suppliers to manufacture the components and finished goods. Whenever possible, we attempt to use at least two suppliers to manufacture each product component in order to improve flexibility, efficiency, and emphasis on product quality. We do have domestic operations in Texas that manufactures our various lines of consumer treadmills and the TreadClimber product line.

Our commercial strength fitness products are manufactured in Virginia and our commercial cardiovascular fitness products are manufactured in Oklahoma. These operations are vertically integrated and include such functions as metal fabrication, powder coating, upholstery and vacuum-formed plastics processes. By managing our own manufacturing operations, we can control the quality of our commercial products, and offer customers greater color specification flexibility, build-to-order capability, and unique product configurations.

Domestically, we inspect, package, and ship our products from our facilities in Washington, Virginia, Illinois, Texas, and Oklahoma. We rely primarily on United Parcel Service (UPS) to deliver our Bowflex, TreadClimber, and Nautilus Sleep Systems products. We distribute our retail and commercial fitness equipment from our facilities in Illinois, Oklahoma, and Texas using various commercial truck lines. We distribute commercial strength fitness equipment from our Virginia warehouse facilities directly to customers primarily through our truck fleet. This method of distribution allows us to effectively control the set up and inspection of equipment at the end-user’s facilities.

For international sales, we have distributors in over 50 countries, and we ship our products from leased facilities in Switzerland, the United Kingdom and Germany. We also lease, on a month-to-month basis, flexible warehouse space in multiple countries in Asia and Europe, the largest of which is located in the Netherlands. This flexible warehouse space is devoted to international distribution of our products.

Item 2. Properties

The following is a summary of principal properties owned or leased by the Company:

Location	Segment	Primary Function(s)	Owned or Leased	Lease Expiration	Approximate space
Washington	Direct, Corporate	Corporate headquarters, call center, warehouse, production, and distribution	Owned		114,000 sq. feet
Washington	Direct	Warehouse, production, and distribution	Leased	April 30, 2006	80,000 sq. feet
Washington	Commercial/Retail	Research and development	Leased	July 1, 2004	1,945 sq. feet
Virginia	Direct	Warehouse and distribution	Owned		105,000 sq. feet
Virginia	Commercial/Retail	Commercial equipment manufacturing	Owned		124,000 sq. feet
Virginia	Commercial/Retail	Engineering, prototyping, customer service, and administrative	Owned		27,000 sq. feet
Virginia	Commercial/Retail	Showroom	Owned		9,000 sq. feet
Virginia	Commercial/Retail	Commercial equipment sales and warehouse	Owned		29,500 sq. feet
Virginia	Commercial/Retail	Warehouse and distribution	Owned		86,000 sq. feet
Virginia	Direct	Warehouse and distribution	Owned		65,000 sq. feet
Illinois	Commercial/Retail	Warehouse and distribution	Leased	December 31, 2008	139,000 sq. feet
Colorado	Commercial/Retail	Administrative, warehouse, production, testing, and distribution	Owned		86,000 sq. feet
Texas	Commercial/Retail	Warehouse and distribution	Owned		63,000 sq. feet
Texas	Commercial/Retail	Warehouse	Leased	Month-to-month	10,000 sq. feet
Texas	Commercial/Retail	Warehouse	Leased	Month-to-month	11,200 sq. feet
Texas	Commercial/Retail	Warehouse	Leased	Month-to-month	15,000 sq. feet
Texas	Commercial/Retail	Administrative, manufacturing, and warehouse	Owned		135,000 sq. feet
Oklahoma	Commercial/Retail	Manufacturing	Leased	December 31, 2011	125,000 sq. feet
Oklahoma	Commercial/Retail	Distribution	Leased	April 30, 2005	22,500 sq. feet
Oklahoma	Commercial/Retail	Distribution	Leased	Month-to-month	22,500 sq. feet
Switzerland	Commercial/Retail	Administrative	Leased	December 31, 2007	1,250 sq. feet
Switzerland	Commercial/Retail	Warehouse and distribution	Leased	March 31, 2005	3,390 sq. feet
Germany	Commercial/Retail	Administrative and distribution	Leased	December 31, 2004	850 sq. feet
United Kingdom	Commercial/Retail	Administrative, showroom, and warehouse	Leased	May 24, 2014	3,350 sq. feet

Italy	Commercial/Retail	Administrative and distribution	Leased	June 30, 2005	153 sq. feet
Nevada	Direct	Vacant land which may be used in expansion of operations in the future	Owned		19.5 acres

In general, our properties are well maintained, adequate and suitable for their purposes, and we believe these properties will meet our operational needs for the foreseeable future. If we require additional warehouse or office space, we believe we will be able to obtain such space on commercially reasonable terms.

Item 3. Legal Proceedings

In the normal course of business, the Company is a party to various legal claims, actions and complaints. Although it is not possible to predict with certainty whether the Company will ultimately be successful in any of these legal matters, or what the impact might be, the Company believes that the disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In December 2002, the Company filed suit against ICON Health and Fitness, Inc. (“ICON”) in the Federal District Court, Western District of Washington (the “District Court”) alleging infringement by ICON of the Company’s Bowflex patents and trademarks. The Company seeks injunctive relief, unquantified treble damages, and its fees and costs. In October 2003, the District Court dismissed our patent infringement claims. We appealed this decision to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”), and in November 2003, the Appeals Court overruled the District Court and reinstated our patent infringement claims. The Company expects the District Court to conduct a trial on both our patent and trademark infringement claims against ICON in calendar year 2004.

In July 2003, the District Court ruled in favor of the Company on a motion for preliminary injunction on the issue of trademark infringement, and entered an order barring ICON from using the trademark “CrossBow” on any exercise equipment. In its ruling, the District Court concluded that the Company showed “a probability of success on the merits and irreparable injury” on its trademark infringement claim. ICON appealed this ruling to the Appeals Court. In August 2003, the Appeals Court granted ICON a temporary stay of the injunction, which allows ICON to continue using the trademark “CrossBow” until a decision is issued by the Appeals Court. The Company argued its case to the Appeals Court in October 2003, and the court has not yet issued a decision. As noted above, the Company expects the District Court to conduct a trial on both our patent and trademark infringement claims against ICON in calendar year 2004.

In cooperation with the U.S. Consumer Product Safety Commission (the “CPSC”), the Company began informing its retailers that, effective on or about December 8, 2003, the Company was implementing a safety reinforcement program specifically for Bowflex Power Pro exercise machines that are equipped with a lat tower attachment. This safety reinforcement program does not include Power Pro models without the lat tower attachment nor does it include any models of the Bowflex Motivator, Ultimate, Xtreme or Versatrainer. For its retail customers, the Company began working with its retailers to upgrade existing retail inventory with the necessary safety reinforcement hardware. For its direct customers, the Company mailed notification that the safety reinforcement kit was available free of charge upon request. A formal announcement was made jointly by the Company and the CPSC in January 2004, notifying customers how they could obtain a free safety reinforcement kit.

In February 2004, the Company was notified that the CPSC is investigating whether the Company violated the reporting obligations of the Consumer Product Safety Act (the “Act”) in connection with bench and lat tower incidents reported by users of the Bowflex Power Pro with lat tower attachment. Under the Act, the CPSC may assess penalties if it is determined that a product defect was not reported in accordance with the Act. The Company is fully cooperating with this investigation and believes the outcome will not have a material impact on its financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2003.

19

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Price of Our Common Stock

From May 4, 1999 until May 20, 2002, our common stock was listed for trading exclusively on The NASDAQ National Market System under the symbol DFXI. On May 21, 2002, we transferred our listing to the New York Stock Exchange and changed our stock symbol to NLS. The following table summarizes the high and low closing prices and dividends paid for each period indicated:

	High	Low	Dividends Paid
2003:
Quarter 1	$16.75	$11.71	$0.10
Quarter 2	15.69	10.50	0.10
Quarter 3	13.90	10.00	0.10
Quarter 4	16.70	12.50	0.10

2002:
Quarter 1	$38.05	$27.59	$—
Quarter 2	45.45	28.25	—
Quarter 3	34.05	19.50	—
Quarter 4	23.85	12.70	—

As of March 1, 2004, 32,611,073 shares of our common stock were issued and outstanding and held by approximately 20,234 beneficial shareholders.

During 2003, the Company began paying a $0.10 per share quarterly dividend resulting in an aggregate annual dividend of $0.40 per share in 2003. The total amount of dividends paid in 2003 was $13,030,000. Payment of any future dividends is at the discretion of our Board of Directors, which considers various factors, such as our financial condition, operating results, current and anticipated cash needs and expansion plans.

The following table provides information about the Company’s equity compensation plan as of December 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,665,503	$13.92	844,754
Equity compensation plans not approved by security holders	—	—	—

Total	2,665,503	$13.92	844,754

For further information on the Company’s equity compensation plans, see Note 2 of the Notes to Consolidated Financial Statements.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below for each year in the five-year period ended December 31, 2003 has been derived from our audited financial statements. The balance sheet data as of December 31, 2003 and 2002 and the statement of operations data for each of the years in the three year period ended December 31, 2003 have been derived from our audited financial statements included herein. The balance sheet data as of December 31, 2001, 2000, and 1999 and the statement of operations data for the years ended December 31, 2000 and 1999 have been derived from our audited financial statements not included in this document. The data presented below should be read in conjunction with our financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and

Results of Operations.” Comparability of financial results is affected by the acquisition of Schwinn Fitness in September 2001 and StairMaster in February 2002. For further discussion of financial information related to the acquisitions of Schwinn Fitness and StairMaster, see Note 4 of the Notes to Consolidated Financial Statements. Also, certain amounts from previous years have been reclassified to conform to the 2003 presentation with no effect on previously reported consolidated net income or stockholders’ equity.

In Thousands (except per share amounts)	2003	2002	2001	2000	1999
Statement of Operations Data

Net sales	$498,836	$584,650	$363,862	$223,927	$133,079
Cost of sales	252,690	252,083	140,699	75,573	46,483

Gross profit	246,146	332,567	223,163	148,354	86,596

Operating expenses:
Selling and marketing	149,245	145,258	99,813	73,510	44,630
General and administrative	37,098	26,017	15,574	8,804	4,237
Royalties	7,987	10,108	7,363	4,979	2,897
Litigation settlement	—	—	—	—	4,000

Total operating expenses	194,330	181,383	122,750	87,293	55,764

Operating income	51,816	151,184	100,413	61,061	30,832

Other income:
Interest income	839	1,561	4,024	3,632	1,003
Other - net	1,098	202	381	347	3

Total other income - net	1,937	1,763	4,405	3,979	1,006

Income before income taxes	53,753	152,947	104,818	65,040	31,838
Income tax expense	19,351	55,060	38,235	23,414	11,495

Net income	$34,402	$97,887	$66,583	$41,626	$20,343

Basic earnings per share *	$1.06	$2.84	$1.89	$1.18	$0.59
Diluted earnings per share*	$1.04	$2.79	$1.85	$1.16	$0.58
Cash dividends per share	$0.40	$—	$—	$—	$—

Basic shares outstanding *	32,580	34,499	35,184	35,288	34,309
Diluted shares outstanding *	33,019	35,143	35,966	35,997	35,185

Balance Sheet Data

Cash, cash equivalents, and short-term investments	$72,634	$49,297	$51,709	$77,181	$35,703
Working capital	138,711	109,023	84,366	72,520	38,209
Total assets	311,935	276,653	193,905	117,126	67,310
Stockholders’ equity	226,128	202,423	147,414	92,867	53,031

*	Reflects the three-for-two stock splits effective August 2000, January 2001, and August 2001

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is to provide readers with information necessary to understand the Company’s financial condition, changes in financial condition, liquidity and capital resources, and results of operations, as well as our prospects for the future. Below is an index to the MD&A.

EXECUTIVE OVERVIEW

2003 was a challenging year for the Company. We experienced declines in year-over-year net sales and net income for the first time in Company history. We attribute these results primarily to increased competition and higher advertising costs, which adversely impacted sales of our Bowflex products. After years of uninterrupted growth, unit sales of Bowflex products through the direct sales channel declined 42.5% in 2003 from an all-time high in 2002.

The Company responded with a turnaround plan focused on repositioning our products to better meet customer demand and shopping patterns, leveraging our multiple sales channels by cross-selling products and offering complete packages of cardiovascular and strength products, and innovation in providing our customers with new differentiated products at a more rapid pace. In 2003, two notable examples of executing on our strategic initiatives were the introduction of the Bowflex line of strength equipment to the retail sales channel and the launch of the revolutionary TreadClimber line of cardiovascular equipment through the direct sales channel.

Heading into 2004, we are encouraged by some trends that we intend to build upon going forward including increased net sales and earnings for our commercial/retail business segment, greater diversification of our net sales and earnings with new product introductions such as the TreadClimber, and sequential growth in quarterly Bowflex units sold beginning in the third quarter of 2003 for the first time since the second quarter of 2002.

We are also presented with some challenges heading into 2004. Our Bowflex Power Pro model was the subject of a voluntary product safety reinforcement program in cooperation with the Consumer Product Safety Commission (the “CPSC”) that was formally announced in January 2004. In addition, we expect an increase in competition with our Bowflex product line as the patent on the Power Rod resistance technology expires in April 2004.

In summary, we had a difficult year in 2003, and 2004 will also present a number of challenges, but we are encouraged about our progress-to-date on our turnaround plan and our long-term potential. The turnaround plan we embarked upon in the middle of 2003 is a rigorous undertaking, but we believe that the brand and channel segmentation work we initiated will create the leading health and fitness company and deliver long-term value for our shareholders. In 2004 and beyond we plan to:

•	Capture a significantly greater share of the cardiovascular fitness equipment market, which our market research shows makes up approximately 60% of the consumer dollars spent on fitness equipment through the retail channel;

•	Continue to diversify our product line by leveraging our research and development capabilities to launch new innovative products that consumers demand;

•	Leverage our sales channels and sell more products through our retail channels to diversify our portfolio and sell products where consumers shop. In addition, we will continue to pursue new sales channels, such as the strategic relationship we began with Amazon.com, Inc. in the latter half of 2003; and

•	Continue to improve operating efficiencies and cash flow by streamlining operations and maximizing business synergies, such as brand equity, sales channels and marketing resources.

We are excited about the Company’s prospects as we continue to build on our solid foundation with a blueprint based on financial rigor, innovation and trust. Through careful planning and consistent execution, we expect to deliver both sales and earnings growth over the long term. We believe we have the infrastructure, balance sheet and management team to support this growth. Over the next nine to twelve months, we intend to continue laying the foundation for clear and sustainable progress, and we expect to show measurable results from these efforts in the latter part of 2004 and beyond.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with Generally Accepted Accounting Principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Revenue Recognition

We recognize revenue when products are shipped and we have no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collectibility is reasonably assured or probable. Revenue is recognized net of applicable promotional discounts, rebates, and return allowances. For all of our products, except Nautilus commercial equipment, revenue from product sales is recognized when title and risk of loss have passed. Revenue is recognized upon installation for the Nautilus commercial equipment if we are responsible for installation. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. In addition, from time to time, we arrange for leases or other financing sources to enable certain of our commercial customers to purchase our equipment. In the event that a guarantee of the commercial customer’s lease obligation is made, we record a liability and corresponding reduction of revenue for the estimated fair value of the guarantee and then recognize revenue over the life of the lease obligation.

Stock-Based Compensation

We measure compensation expense for our stock-based employee compensation plans using the method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In Note 2 of the Notes to Consolidated Financial Statements, we provide pro forma disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense. A change to recognize compensation expense for all options granted using a fair value approach in regularly reported financial results would have a significant impact on our results of operations.

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

Product Safety Reinforcement (Recall) Program Reserve

The reserve for the product safety reinforcement (recall) program includes the cost of the reinforcement kits, the third-party call center costs to process customer requests for the kit, and costs to mail the kit to our customers. The reserve is calculated based on historical customer response rates for similar issues faced by other companies, as noted by the Consumer Product Safety Commission (the “CPSC”). Although our estimates are based on historical information, there remains a great deal of uncertainty due to the unique circumstances surrounding each company and product. If actual customer response rates vary from existing estimates, adjustments will be made to the reserve to reflect any changes in our judgment regarding ultimate customer response results. A change in program response rate from our estimates could have a significant impact on our financial position, results of operations and cash flows.

Legal Reserves

We are involved in various claims, lawsuits and other proceedings from time to time. Such litigation involves uncertainty as to possible losses we may ultimately realize when one or more future events occur or fail to occur. We accrue and charge to income estimated losses from contingencies when it is probable (at the balance sheet date) that an asset has been impaired or liability incurred and the amount of loss can be reasonably estimated. Differences between estimates recorded and actual amounts determined in subsequent periods are treated as changes in accounting estimates (i.e., they are reflected in the financial statements in the period in which they are determined to be losses, with no retroactive restatement). The Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsel, the outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative developments, and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly. A significant change in our estimates, or a result that materially differs from our estimates, could have a significant impact on our financial position, results of operations and cash flows.

Sales Return Reserves

The sales return reserve is maintained based on our historical experience of direct-marketed product return rates during the period in which a customer can return a product for refund of the full purchase price, less shipping and handling in most instances. The return periods for Bowflex, TreadClimber, Champion Nutrition, and Nautilus Sleep Systems product lines are six weeks, 30 days, 30 days, and 90 days, respectively. Sales returns are insignificant for products sold through our commercial/retail distribution channels. We track all direct-marketed product returns in order to identify any potential negative customer satisfaction trends. Our return reserve may be sensitive to a change in our customers’ ability to pay during the trial period due to unforeseen economic circumstances and to different product introductions that might fulfill the customers’ needs at a perceived better value. Any major change in the aforementioned factors may increase sales returns, which could have a significant impact on our financial position, results of operations and cash flows.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is maintained at a level based on our historical experience adjusted for any known uncollectible amounts. We periodically review the creditworthiness of our customers to help gauge collectibility. Our allowance is sensitive to changes in our customers’ ability to pay due to unforeseen changes in the economy, including the bankruptcy of a major customer, our efforts to actively pursue collections, and increases in chargebacks. Any major change in the aforementioned factors may result in increasing the allowance for doubtful accounts, which could have a significant impact on our financial position, results of operations and cash flows.

Inventory Valuation

Our inventory is valued at the lower of cost (standard or average depending on location) or market. Inventory adjustments are applied for any known obsolete or defective products. We periodically review inventory levels of our product lines in conjunction with market trends to assess salability of our products. Our assessment of necessary adjustments to market value of inventory is sensitive to changes in fitness technology and competitor product offerings driven by customer demand. Any major change in the aforementioned factors may result in reductions to market value of inventory below cost, which could have a significant impact on our financial position, results of operations and cash flows.

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

Income Tax Provision

The Company follows SFAS No. 109, Accounting for Income Taxes, which requires the use of the liability method in accounting for income taxes. The Company’s annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. The Company maintains reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are frequently reviewed for their adequacy and appropriateness. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in income tax expense (benefit) in the Consolidated Statement of Income in the period of the event.

Deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying value of existing assets and liabilities and their respective tax bases. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. When it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. No valuation allowance has been provided for deferred tax assets, since we anticipate the full amount of these assets should be realized in the future. Accordingly, if the Company’s facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period.

RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. We believe that period-to-period comparisons of our operating results are not necessarily indicative of future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies that operate in evolving markets. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. For more information, see our discussion of Risks and Uncertainties beginning on page 36.

The following tables present certain consolidated financial data as a percentage of net sales and statement of operations data comparing results for 2003, 2002, and 2001:

Statement of Operations Data

	Year Ended December 31,
	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	50.7	43.2	38.7

Gross profit	49.3	56.8	61.3

Operating expenses:
Selling and marketing	29.9	24.8	27.4
General and administrative	7.4	4.5	4.3
Royalties	1.6	1.7	2.0

Total operating expenses	38.9	31.0	33.7

Operating income	10.4	25.8	27.6
Other income - net	0.4	0.3	1.2

Income before income taxes	10.8	26.1	28.8
Income tax expense	3.9	9.4	10.5

Net income	6.9%	16.7%	18.3%

Statement of Operations Data

	Year Ended December 31,
(In Thousands)	2003	2002	$ change	% change	2001	$ change	% change
Net sales	$498,836	$584,650	$(85,814)	-14.7%	$363,862	$220,788	60.7%
Cost of sales	252,690	252,083	607	0.2%	140,699	111,384	79.2%

Gross profit	246,146	332,567	(86,421)	-26.0%	223,163	109,404	49.0%

Operating expenses:
Selling and marketing	149,245	145,258	3,987	2.7%	99,813	45,445	45.5%
General and administrative	37,098	26,017	11,081	42.6%	15,574	10,443	67.1%
Royalties	7,987	10,108	(2,121)	-21.0%	7,363	2,745	37.3%

Total operating expenses	194,330	181,383	12,947	7.1%	122,750	58,633	47.8%

Operating income	51,816	151,184	(99,368)	-65.7%	100,413	50,771	50.6%
Other income - net	1,937	1,763	174	9.9%	4,405	(2,642)	-60.0%

Income before income taxes	53,753	152,947	(99,194)	-64.9%	104,818	48,129	45.9%
Income tax expense	19,351	55,060	(35,709)	-64.9%	38,235	16,825	44.0%

Net income	$34,402	$97,887	$(63,485)	-64.9%	$66,583	$31,304	47.0%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

Net Sales

Net sales decreased by 14.7% in 2003 compared to 2002. We experienced a challenging business environment in 2003. We believe this was primarily due to increased competition and higher advertising costs due to increased demand for advertising time. These factors reduced sales conversion rates for our direct-marketed products.

Sales within our direct segment were $246.9 million in 2003, a decrease of 37.1% compared with 2002. Our direct segment accounted for 49.5% of our aggregate net sales in 2003, down from 67.2% in 2002. Within our direct segment, Bowflex sales accounted for 84.7% of sales in 2003 compared to 91.2% of sales in 2002. The decrease in direct segment sales can be attributed to a combination of factors including increased competition for our Bowflex product line and managing our advertising spending in a higher advertising cost environment to optimize profitability. We believe competing products have adversely affected demand for our Bowflex products as unit sales through the direct channel declined to 138,000 in 2003 from 240,000 in 2002, a decline of 42.5%. Additionally, advertising costs have risen when comparing 2003 to 2002, resulting in lower sales of direct-marketed products for comparable advertising spending. As a percentage of sales, selling and marketing expense for the direct segment was 48.9% in 2003 compared to 30.9% in 2002. In July of 2003, we introduced the Bowflex Xtreme to compete more effectively with our lower-priced competition. The average Bowflex selling price increased 2.1% year over year, but declined 3.2% in comparing the fourth quarter of 2003 to the same period in 2002. We anticipate the introduction of lower-priced competing products to increase going forward, especially upon expiration of the main Bowflex patent in April 2004.

During the second quarter of 2003, we began a process of reassessing the marketing plan for our Nautilus Sleep Systems product line. This has involved a reduction in the amount of advertising spending for this product line, which has also resulted in a reduction in sales compared with 2002. We are repositioning the Nautilus Sleep System by improving the features of this brand and exploring unique, specialized channels of distribution. Our repositioning effort will not be complete on this product until the latter half of 2004, and at that time we expect to re-launch the Nautilus Sleep Systems.

Our new TreadClimber product line, introduced in March 2003, has exceeded our expectations having achieved $18.9 million in sales for the year. These sales were achieved despite our plan of restrained demand. When we introduced the TreadClimber, we wanted to ensure that our manufacturing, marketing and operations were all performing in unison before we expanded our marketing efforts. We are excited about the potential this newly created brand will offer for years to come. The TreadClimber represents a significant milestone as we attempt to further diversify our revenue and earnings streams. We expect TreadClimber sales to be a significant portion of our non-Bowflex revenue, which increased to 48% of consolidated net sales in 2003 compared to 39% and 26% in 2002 and 2001, respectively. In 2004 we believe the TreadClimber product line will generate approximately $50 to $60 million in revenue.

Sales within our commercial/retail segment were $251.9 million in 2003, an increase of 31.2% over 2002. Excluding our acquisition of StairMaster, commercial/retail segment sales increased 36.5% during 2003 compared to 2002. The increase in sales within the commercial/retail segment is primarily attributable to the introduction of the Bowflex to the retail side of the business, which equated to sales of $49.2 million. Bowflex sales accounted for 19.5% of overall commercial/retail segment sales and 82.1% of the increase in commercial/retail sales during 2003. Due to encouraging results from our initial test-marketing plan that began in the first quarter of 2003, we expanded the retail distribution of Bowflex products throughout the remainder of 2003. We were able to leverage the hundreds of millions of dollars spent on television advertising of the Bowflex product line to create consumer demand in the retail sales channel where many consumers prefer buying premium fitness products. In the future, we anticipate more of our direct segment products being sold through the commercial/retail sales channel in order to leverage our significant direct marketing advertising investment.

In the fourth quarter of 2003, Bowflex unit sales through our direct and retail channels combined were 53,000 units compared to 49,000 and 42,000 for the third and second quarters of 2003, respectively. One of the reasons we were able to achieve this sequential growth in Bowflex units is because of the synergy between the direct and retail channels. Additionally, we believe the sales momentum for our Bowflex brand is due to the fact that it is widely regarded by consumers as one of the most innovative products in the consumer strength fitness industry. To capitalize on this reputation, we will have Bowflex products in multiple sales channels that will be differentiated to fit the needs of consumers shopping those channels. For example, we will not sell in large retail outlets the same Bowflex product we sell in specialty retail or in the direct sales channel. This strategy will allow us and our retail partners to have differentiated products under the same brand name so we minimize competition amongst ourselves and our partners, while at the same time delivering the products our consumers want in the sales channel in which they want to shop.

Besides the Bowflex, our commercial/retail segment product portfolio consists of a wide array of both strength and cardiovascular fitness products sold through the commercial and retail channels under brand names that include Nautilus, Schwinn, StairMaster, and Trimline. In 2003, our commercial/retail segment accounted for 50.5% of our net sales, up from 32.8% in 2002, as we continued to execute our strategy of expanding our presence, product lines, and brands across all our sales channels, especially within the commercial/retail segment. This increase in commercial/retail segment sales as a percentage of our total net sales can also be attributed to the decline in direct segment sales during 2003 compared to 2002. During 2003, our commercial/retail business segment sales increased 5.6%, excluding the introduction of the Bowflex product line to the retail sales channel.

In our commercial business we launched a new StairMaster commercial treadmill in the latter half of 2003. We also introduced a number of new products at the October Club Industry Commercial Fitness Equipment Show in Chicago. One of the products presented was our new StairMaster commercial elliptical machine. We also introduced the new Nautilus Nitro Plus commercial strength equipment line. We began production on this new strength line at the end of the fourth quarter of 2003 and we expect to begin selling this product in the first quarter of 2004. Later in 2004, we plan to launch the first variable stride elliptical commercial cardio machine and a commercial version of the popular TreadClimber cardio product.

We continue to become more competitive in our commercial sales channel because of our ability to offer a complete line of cardiovascular equipment, which represents about 70% of the dollars spent in the commercial industry. In the past this has been an underrepresented area of our product offering. However, with the addition of our new commercial elliptical and commercial treadmills, we are now beginning to address this underserved market opportunity. We are now able to sell complete packages of cardiovascular and strength products together.

We have been undergoing a sales channel and brand shift from primarily the direct channel to a more diversified and balanced penetration in retail, commercial and direct channels. We have also created a better balance between cardiovascular and strength products. In the past, we have been primarily focused on selling strength products through our direct channel, but a thorough marketing research study undertaken in 2003 showed that 80% of our target consumer market buys fitness products through the retail channel and 60% of the dollars are spent on cardiovascular products. We expect our sales through the commercial/retail channel to continue to grow as a percentage of consolidated sales as we continue to focus our marketing efforts and product offerings toward our target consumer.

We believe our business will show increased seasonality going forward as we anticipate sales through the commercial/retail channels will continue to grow as a percentage of total sales. In our direct marketing business we have found that second quarter influences on television viewership, such as the broadcast of national network season finales and seasonal weather factors, cause our spot television commercials on national cable television to be less effective in the second quarter than in other periods of the year. Our retail business is also highly seasonal. We believe that sales within our commercial/retail segment are considerably lower in the second quarter of the year compared to the other quarters. Our strongest quarter for the commercial/retail segment is generally the fourth quarter, followed by the first and third quarters. We believe the principal reason for this trend is the commercial/retail fitness industry’s preparation for the impact of New Year’s fitness resolutions and seasonal weather patterns related to colder winter months. As we continue to move to a more diversified revenue stream, we expect to experience overall seasonality similar to the retail and commercial sales channels. We believe our revenue and earnings will be lower in the first half of 2004 compared to the latter half of the year, with the second quarter experiencing the most softness. In the first six months of 2003, our commercial and retail sales channels generated approximately 37% of its full year revenue and 22% of its full year net income.

Gross Profit

Gross profits decreased 26.0% in 2003 compared to 2002. As sales of inherently lower margin products in the commercial/retail segment continued to grow as a percentage of total sales, our overall gross profit margin decreased to 49.3% in 2003, compared to 56.8% in 2002.

The gross profit margin within our direct segment was 69.3% in 2003 compared to 73.4% in 2002. Direct segment margin was significantly impacted by $3 million of estimated product safety reinforcement costs associated with the Bowflex Power Pro that was announced by our Company and the CPSC in January 2004. In addition, direct segment gross profit margin was negatively impacted by declining sales resulting in higher fixed costs per sale and a change in sales mix from the higher margin Bowflex to the TreadClimber. As we continue to sell more units of the TreadClimber we believe our TreadClimber margins will increase due to the leveraging of our fixed costs.

The increase in gross profit margin within our commercial/retail segment to 29.7% in 2003, compared with 23.0% in 2002, was primarily due to sales of Bowflex products through the retail channel. On average, Bowflex products have a higher gross profit margin than do our other commercial/retail products.

Operating Expenses

Selling and Marketing

Selling and marketing expenses increased 2.7% in 2003 compared to 2002. As a percentage of net sales, overall selling and marketing expenses increased to 29.9% in 2003 from 24.8% in 2002. Selling and marketing expenses within our direct segment were 48.9% of net sales in 2003, compared to 30.9% in 2002. Selling and marketing expenses within our commercial/retail segment were 11.3% of net sales in 2003, compared to 12.4% in 2002. The overall increase in selling and marketing is mainly due to reduced effectiveness of our direct advertising campaigns, partially offset by leveraging the direct channel advertising investment in the retail channel.

We experienced an increase in direct marketing advertising spending during 2003 in response to declines in our sales conversion rates coupled with a higher advertising cost environment. We believe the decline in conversion was a result of increased competition. In addition, depreciation associated with our newly implemented customer relationship management information system also contributed to the increase in selling and marketing costs.

General and Administrative

General and administrative expenses increased 42.6% in 2003 compared to 2002. Our direct segment accounted for $6.6 million of the $11.1 million increase due primarily to depreciation, consulting costs, and wages associated with our newly implemented computer information systems. Our commercial/retail segment general and administrative expenses declined by $0.8 million due mostly to cost savings associated with the integration of the Schwinn Fitness and StairMaster businesses that we acquired in September 2001 and February 2002, respectively.

Our financial statements now reflect a third segment comprised of our corporate holding company which includes primarily general and administrative expenses such as investor relations, director costs, legal and accounting fees, and salaries of corporate personnel, as well as other costs not specifically attributable to our other two segments. For financial reporting purposes, we have reclassified prior year balances to conform to this three segment presentation with no effect on previously reported consolidated net income or stockholders’ equity. Corporate general and administrative expenses increased $5.2 million due primarily to additional legal related expenses. As a percentage of net sales, general and administrative expenses increased to 7.4% in 2003 from 4.5% in 2002.

Royalties

Royalty expense decreased 21.0% in 2003 from 2002. Our direct and commercial/retail segments have several agreements under which we are obligated to pay royalty fees on certain products. The decrease in our royalty expense is primarily attributable to the decreased sales of our Bowflex products. This decrease in Bowflex-related royalties was partially offset by royalty expense associated with our TreadClimber product sales. The patent for the Bowflex Power Rod resistance technology expires April 27, 2004, at which time we will no longer be obligated to pay royalties related to Bowflex sales. We are obligated to pay royalties (3% of TreadClimber sales) to the inventor of the main patent on the TreadClimber until this patent expires on December 13, 2013.

Income Tax Expense

Income tax expense decreased 64.9% in 2003 due to the decline in our income before taxes. We expect our income tax expense to fluctuate in line with changes in our income before taxes.

Net Income

For the reasons discussed above, net income declined to $34.4 million in 2003 from $97.9 million in 2002, a decrease of 64.9%.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

Net Sales

Net sales increased by 60.7% to $584.7 million in 2002 from $363.9 million in 2001. Excluding our acquisitions of Schwinn Fitness and StairMaster, sales grew by approximately 32.6% on a consolidated basis in 2002 compared to 2001. The increase in sales was driven by the growth in our direct segment and continued expansion of our commercial/retail business.

Sales within our direct segment were $392.6 million in 2002, an increase of 34.2% over 2001. A significant reason for the increase in direct segment sales can be attributed to the introduction of our high-end Bowflex “Ultimate” at the end of the fourth quarter of 2001. The “Ultimate” was well received by consumers leading to sequential growth in the average selling price of our Bowflex product line in each quarter from its introduction in 2001 through 2002.

Our direct segment accounted for 67.2% of our aggregate net sales in 2002, down from 80.4% in 2001, as we continued our strategies of diversification into the commercial and retail markets and of introducing new direct-marketed products.

Sales within our commercial/retail segment were $192.0 million in 2002, an increase of 169.3% over 2001. A significant portion of this growth is attributed to the acquisition of Schwinn Fitness in September 2001 and StairMaster in February 2002. Our commercial/retail segment accounted for 32.8% of our net sales in 2002, up from 19.6% in 2001 as we continued to execute our strategy of expanding our presence, product lines, and brands across all our channels, especially within the commercial/retail segment.

Gross Profit

Gross profits continued to be strong, growing 49.0% to $332.6 million in 2002 from $223.2 million in 2001. However, due to our product diversification strategy, which increased sales of inherently lower margin products in the commercial/retail segment, our overall gross profit margin decreased to 56.8% in 2002, compared to 61.3% in 2001.

The gross profit margin within our direct segment was 73.4% in 2002 and 69.8% in 2001. Gross margins on our Bowflex product line continued to be strong due to cost reductions from vendors and shipping cost savings. For example, the standard cost for the Bowflex “Power Pro” with a 210-pound rod pack was reduced approximately 18% by the fourth quarter of 2002 compared with the same period in 2001. In addition, product delivery costs were reduced by approximately 17% by the end of the fourth quarter of 2002 compared with the same period in 2001.

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

Operating Expenses

Selling and Marketing

Selling and marketing expenses grew to $145.3 million in 2002 from $99.8 million in 2001, an increase of 45.5%. This increase in selling and marketing expenses resulted primarily from the expansion of our direct marketing campaign for Bowflex products and Nautilus Sleep Systems, higher advertising costs in the second half of 2002 due to increased demand for advertising time, and the acquisitions of Schwinn Fitness and StairMaster. Advertising costs for our direct marketing segment rose for the first time in about two years. As a percentage of net sales, overall selling and marketing expenses decreased to 24.8% in 2002 from 27.4% in 2001. The decrease was primarily a result of executing our product diversification strategy leading to a higher proportion of commercial/retail segment sales. Selling and marketing expenses within our direct segment were 30.9% of net sales in 2002, compared to 31.3% in 2001.

General and Administrative

General and administrative expenses grew to $26.0 million in 2002 from $15.6 million in 2001, an increase of $10.4 million, or 67.1%. Our commercial/retail segment accounted for $7.4 million of the increase due primarily to our Schwinn Fitness and StairMaster acquisitions. The remainder of the increase was primarily due to increased staffing and infrastructure expenses necessary to support our growth. As a percentage of net sales, general and administrative expenses increased marginally to 4.5% in 2002 from 4.3% in 2001.

Royalties

Royalty expense grew to $10.1 million in 2002 from $7.4 million in 2001, an increase of 37.3%. The increase in our royalty expenses was primarily attributable to the increased sales of our Bowflex products, along with sales of other products under royalty agreements that were added as part of our diversification strategy.

Other Income

In 2002, other income was $1.8 million compared to $4.4 million for 2001. This decline resulted primarily from a decrease in interest earned on invested cash and cash equivalents. Because we used a significant portion of our cash for acquisitions and stock buybacks, we had less cash from which to derive interest income. Interest income also decreased due to interest rate cuts by the Federal Reserve Bank in 2002.

Income Tax Expense

Income tax expense increased by $16.8 million in 2002 primarily due to our increase in income before taxes.

Net Income

For the reasons discussed above, net income grew to $97.9 million in 2002 from $66.6 million in 2001, an increase of 47.0%.

QUARTERLY RESULTS OF OPERATIONS

The following table presents our operating results for each of the quarters in the periods ended December 31, 2003 and 2002. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read together with our audited financial statements and the related notes. Certain amounts from previous periods have been reclassified to conform to the 2003 full-year presentation with no effect on previously reported consolidated net income or stockholders’ equity. These operating results are not necessarily indicative of the results of any future period. Due to recent acquisitions within our commercial/retail segment, we expect heightened seasonality in our business. We expect sales in the second quarter to be weakest while the first and fourth quarters should be our strongest. We expect the fourth quarter will generally be stronger than the first quarter.

	QUARTER ENDED
In Thousands (except per share)	March 31	June 30	September 30	December 31	Total

Fiscal 2003:

Net sales	$129,449	$100,602	$115,958	$152,827	$498,836
Gross profit	70,016	52,399	55,450	68,281	246,146
Operating income	21,527	6,165	9,787	14,337	51,816

Net income	13,689	4,698	6,643	9,372	34,402

Earnings per share:
Basic	0.42	0.14	0.20	0.29	1.06
Diluted	0.42	0.14	0.20	0.28	1.04

Fiscal 2002:

Net sales	$135,914	$140,408	$152,865	$155,463	$584,650
Gross profit	77,301	83,769	88,430	83,067	332,567
Operating income	37,042	39,737	39,227	35,178	151,184

Net income	23,958	25,826	25,059	23,044	97,887

Earnings per share:
Basic	0.68	0.73	0.72	0.69	2.84
Diluted	0.67	0.72	0.71	0.69	2.79

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our business primarily from cash generated by our operating activities. During 2003, our operating activities generated $43.7 million in net cash, which contributed to an aggregate $72.6 million balance in cash and cash equivalents, compared with $100.6 million in net cash generated by our operating activities in 2002.

Net cash provided by investing activities was $10.5 million in 2003 compared with net cash used in investing activities in 2002 of $57.9 million. The largest component of this change was due to the acquisition cost of StairMaster in February of 2002 of $24.1 million, net of cash acquired. Additionally, we used $7.0 million during 2003 for capital expenditures primarily consisting of manufacturing equipment and information systems and related equipment compared to $31.5 million in 2002. Capital expenditures in 2002 were historically high due to substantial investments in computer systems ($16.7 million) and buildings ($11.5 million) that were not required in 2003. Offsetting the 2003 increase were proceeds from maturities of short-term investments, which were $17.6 million in 2003 versus $37.9 million in 2002.

Net cash used in financing activities was $13.5 million in 2003 compared to $47.2 million in 2002. The primary difference between the years was $13.0 million of dividends were paid in 2003, while $50.0 million was used in 2002 for stock repurchases compared to $1.4 million in 2003.

Working capital was $138.7 million at December 31, 2003 compared to $109.0 million at December 31, 2002, largely due to increased cash and cash equivalents as a result of net income for the period. The $25.4 million increase in trade receivables can primarily be attributed to the $29.7 million increase in sales through our commercial/retail segment in the fourth quarter of 2003 compared to the fourth quarter of 2002. The $10.7 million decrease in inventories can primarily be attributed to better alignment of inventory levels with sales volume. The $6.4 million decrease in trade payables is primarily due to the timing of inventory purchases and payments for those purchases. The $12.8 million increase in accrued liabilities can mostly be attributed to warranty, compensation and legal related expenses.

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

The Company’s contractual obligations and commercial commitments (as defined in Item 303(a)(5) of Regulation S-K under the Securities Exchange Act of 1934) as of December 31, 2003 are as follows:

(In Thousands)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	11,513	2,474	4,152	2,942	1,945
Purchase obligations	48,553	48,015	499	30	9
Other long-term liabilities *	—	—	—	—	—

Total	$60,066	$50,489	$4,651	$2,972	$1,954

*	Certain contractual obligations and commercial commitments are excluded from this table because they require imprecise measurement or are of a contingent nature (e.g. off-balance sheet arrangements described below).

OFF-BALANCE SHEET ARRANGEMENTS

From time to time, we arrange for leases or other financing sources with third parties to enable certain of our commercial customers to purchase our equipment. While most of these financings are without recourse, in certain cases we may offer a guaranty or other recourse provisions. The purpose of these guaranties is to increase our selling opportunities to commercial customers that would not otherwise be able to obtain financing to purchase our equipment. At December 31, 2003, the maximum contingent liability under all recourse provisions was approximately $3.0 million. Refer to Note 1 of the Notes to Consolidated Financial Statements for further discussion of the accounting treatment for these arrangements. We expect an increase in these types of arrangements going forward.

INFLATION AND PRICE CHANGES

Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our financial position, results of operations or cash flows. However, increases in inflation over historical levels or uncertainty in the general economy could decrease discretionary consumer spending for products like ours. Very little of our revenue variation from prior periods is attributable to price changes.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board (“the FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company adopted this statement as of January 1, 2003. The Company believes this event is not material enough to warrant further disclosure and, therefore, continues to conclude that the adoption of SFAS No. 146 has not had a material effect on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescinds FIN No. 35. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in FIN No. 45 were effective for the year ended December 31, 2002. The adoption of the recognition requirement of FIN No. 45 has not had a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (revised December 2003). FIN No. 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. FIN No. 46 defines variable interest entities as those entities with a business purpose that either do not have any equity investors with voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 consolidation requirements are effective for all variable interest entities created after January 31, 2003, and to pre-existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain disclosure requirements are effective for financial statements issued after January 31, 2003. The adoption of FIN No. 46 has no effect on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a material impact on the Company’s financial position, results of operations, or cash flows.

RISKS AND UNCERTAINTIES

While management is optimistic about the Company’s long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating our long-term outlook.

Competition could increase significantly upon the expiration of the principal U.S. patent on our Bowflex Power Rod resistance technology on April 27, 2004.

Our Bowflex trademark is protected as long as we continuously use the trademark. However, the main U.S. patent on our Bowflex Power Rod resistance technology, a key component of our Bowflex products, expires on April 27, 2004. This impending patent expiration is expected to trigger the introduction of similar products by competitors and could result in a significant decline in our net sales.

Our failure or inability to protect our intellectual property could significantly harm our competitive position.

Protecting our intellectual property is an essential factor in maintaining our competitive position in the health and fitness industry. If we do not or are unable to adequately protect our intellectual property, our sales and profitability could be adversely affected. We currently hold a number of patents and trademarks and have several patent and trademark applications pending. However, our efforts to protect our proprietary rights may be inadequate and applicable laws provide only limited protection.

A significant decline in availability of media time or a marked increase in advertising rates may hinder our ability to effectively market our products and may reduce profitability.

We depend primarily on 60-second “spot” television commercials and 30-minute television “infomercials” to market and sell our direct-marketed products. Consequently, a marked increase in the price we must pay for our preferred media time or a reduction in its availability may adversely impact our financial performance.

Government regulatory actions could disrupt our marketing efforts and product sales.

Various federal, state and local government authorities, including the Federal Trade Commission and the CPSC, regulate our marketing efforts and products. Our sales and profitability could be significantly harmed if any of these authorities commence a regulatory enforcement action that interrupts our marketing efforts, results in a product recall or negative publicity, or requires changes in product design.

As further discussed in Item 3, “Legal Proceedings,” the Company, in cooperation with the CPSC, has implemented a safety reinforcement program for Bowflex Power Pro exercise machines equipped with a lat tower attachment. Although we have reserved for estimated costs associated with the reinforcement program, actual consumer response could exceed our expectations, which could significantly impact our financial position, results of operations and cash flows.

Also, the CPSC is investigating whether the Company violated the reporting obligations of the Consumer Product Safety Act. As detailed in Item 3, “Legal Proceedings,” penalties are possible in connection with this investigation.

New product development is an essential component of our strategy; an inability to successfully develop new products could negatively impact our future profitability.

Our future success depends on our ability to develop or acquire the rights to, and then effectively market and sell, new products that create and respond to new and evolving consumer demands. Accordingly, our net sales and profitability may be harmed if we are unable to develop, or acquire the rights to, new and different products that satisfy our marketing criteria. In addition, any new products that we market may not generate sufficient net sales or profits to recoup their development or acquisition costs.

We also may not be able to successfully acquire intellectual property rights or potentially prevent others from claiming that we have violated their proprietary rights when we launch new products. We could incur substantial costs in defending against such claims, even if they are without basis, and we could become subject to judgments requiring us to pay substantial damages.

If we are unable to effectively integrate future acquired businesses into our operations, we may not achieve anticipated revenue, earnings and business synergies.

As we have done in the past, we may seek to acquire other businesses in the future. Integrating acquired businesses into our operations poses significant challenges, particularly with respect to corporate cultures and management teams. Failure to successfully effect the integration could adversely impact the revenue, earnings and business synergies we expect from the acquisitions. In addition, the process of integrating acquired businesses may be disruptive to our operations and may cause an interruption of, or a loss of momentum in, our core business.

Our future integration efforts may be jeopardized, and our actual return on investment from such acquisitions may be lower than anticipated, as a result of various factors, including the following:

•	Challenges in the successful integration of the products, services or personnel of the acquired business into our operations;

•	Loss of employees or customers that are key to the acquired business;

•	Time and money spent by our management team focusing on the integration, which could distract it from our core operations;

•	Our potential lack of experience in markets of the acquired businesses;

•	Possible inconsistencies in standards, controls, procedures and policies among the combined companies and the need to implement our financial, accounting, information and other systems; and

•	The need to coordinate geographically diverse operations.

A significant decline in consumer interest in Bowflex products would sharply diminish our sales and profitability.

Our financial performance depends significantly on sales of our Bowflex line of home fitness equipment. During 2003, approximately 52% of our net sales were attributable to our Bowflex products. Accordingly, any significant decline in consumer interest in our Bowflex products could significantly reduce our sales and profitability. Sales of our Bowflex line could significantly decline if, for example, existing competing products experienced increased consumer demand, new competing products were effectively marketed and resulted in significant consumer purchases, or if the market for our Bowflex line becomes saturated. Although we have significantly diversified our revenue base over the past several years, we anticipate that sales of our Bowflex product line will continue to account for a substantial portion of our net sales for the foreseeable future.

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

The success of each of our products depends substantially on the amount of discretionary funds available to consumers and their purchasing preferences. Economic and political uncertainties could adversely impact the U.S. and international economic environment. A decline in economic conditions could further depress consumer spending, especially discretionary spending for premium priced products like ours. These poor economic conditions could in turn lead to substantial decreases in our net sales.

We depend on one tier-one and one tier-two consumer finance company to provide financing packages to our customers; a deterioration of the consumer finance market or failure by the finance company to provide financing to our customers could negatively impact sales of our direct-marketed products.

In purchasing our products, approximately 43% of our direct-marketed customers utilize financing packages provided by one of two independent finance companies. Tier-two financing is distinguished from tier-one in that the tier-two finance company is willing to approve customers who are a higher risk of default. The financing agreements with both companies involve non-recourse customer financing, but tier-two financing requires a higher discount in order for the finance company to accept the increased risk. We believe that convenient consumer financing is an important tool in our direct marketing efforts and induces many of our customers to make purchases when they otherwise would not. Consumers may be less likely to purchase our products if the consumer finance market were to deteriorate so that financing is less available or less convenient to our customers. Although we believe we could enter into similar arrangements with other providers if needed, a failure by our current providers to adequately service our customers could temporarily disrupt sales.

Changes in foreign conditions could impair our international sales.

A portion of our revenue is derived from sales outside the United States. For the year ended December 31, 2003, international sales represented approximately 13% of consolidated net sales. In addition, a substantial portion of our products is manufactured outside of the United States. Accordingly, our future results could be materially adversely affected by a variety of factors, including changes in foreign currency exchange rates, changes in a specific country’s or region’s political or economic conditions, trade restrictions, import and export licensing requirements, the overlap of different tax structures or changes in international tax laws, changes in regulatory requirements, compliance with a variety of foreign laws and regulations and longer payment cycles in certain countries.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have primarily invested cash with banks and in liquid debt instruments purchased with maturity dates of less than one year. Our bank deposits may exceed federally insured limits, and there is risk of loss of the entire principal with any debt instrument. To reduce risk of loss, we limit our exposure to any individual debt issuer and require certain minimum ratings for debt instruments that we purchase.

Foreign Exchange Risk

The Company is exposed to foreign exchange risk from currency fluctuations, mainly in Europe. Given the relative size of the Company’s current foreign operations, the Company does not believe the exposure to changes in applicable foreign currencies to be material, such that it could have a significant impact on our current or near-term financial position, results of operations, or cash flows. Management estimates the maximum impact on stockholders’ equity of a 10% change in any applicable foreign currency to be $1.3 million.

Interest Rate Risk

The Company has financed its growth through cash generated from operations. At December 31, 2003, the Company had no outstanding borrowings and was not subject to any related interest rate risk.

The Company invests in liquid debt instruments purchased with maturity dates of less than one year. Due to the short-term nature of those investments, management believes that any reasonably possible near-term changes in related interest rates would not have a material impact on the Company’s financial position, results of operations, or cash flows.

Item 8. Consolidated Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders of

The Nautilus Group, Inc.

We have audited the accompanying consolidated balance sheets of The Nautilus Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Nautilus Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Portland, Oregon

March 11, 2004

41

THE NAUTILUS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(In Thousands, Except Share Data)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,634	$31,719
Short-term investments, at amortized cost	—	17,578
Trade receivables (less allowance for doubtful accounts of $2,686 and $3,147 in 2003 and 2002, respectively)	75,492	50,099
Inventories	53,129	63,798
Prepaid expenses and other current assets	6,049	4,919
Short-term notes receivable	2,362	3,067
Current deferred tax assets	4,646	2,924

Total current assets	214,312	174,104

LONG-TERM NOTES RECEIVABLE	—	363

PROPERTY, PLANT AND EQUIPMENT, net	50,602	55,564

GOODWILL	29,755	29,755

OTHER ASSETS, net	17,266	16,867

TOTAL ASSETS	$311,935	$276,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$34,879	$41,288
Accrued liabilities	28,648	15,827
Income taxes payable	8,488	5,284
Royalty payable to stockholders	2,133	1,997
Customer deposits	1,453	685

Total current liabilities	75,601	65,081

NONCURRENT DEFERRED TAX LIABILITY	10,206	9,149

COMMITMENTS AND CONTINGENCIES (Notes 9 and 15)

STOCKHOLDERS’ EQUITY:
Common stock - 75,000,000 shares authorized; no par value; issued and outstanding, 32,605,448 and 32,473,897 shares in 2003 and 2002, respectively	2,828	—
Unearned compensation	(1,544)	—
Retained earnings	221,580	201,238
Accumulated other comprehensive income	3,264	1,185

Total stockholders’ equity	226,128	202,423

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$311,935	$276,653

See notes to consolidated financial statements.

THE NAUTILUS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In Thousands, Except Share and Per Share Data)

	2003	2002	2001
NET SALES	$498,836	$584,650	$363,862

COST OF SALES	252,690	252,083	140,699

Gross profit	246,146	332,567	223,163

OPERATING EXPENSES:
Selling and marketing	149,245	145,258	99,813
General and administrative	37,098	26,017	15,574
Related-party royalties	6,556	9,089	6,786
Third-party royalties	1,431	1,019	577

Total operating expenses	194,330	181,383	122,750

OPERATING INCOME	51,816	151,184	100,413

OTHER INCOME:
Interest income	839	1,561	4,024
Other, net	1,098	202	381

Total other income - net	1,937	1,763	4,405

INCOME BEFORE INCOME TAXES	53,753	152,947	104,818

INCOME TAX EXPENSE	19,351	55,060	38,235

NET INCOME	$34,402	$97,887	$66,583

BASIC EARNINGS PER SHARE	$1.06	$2.84	$1.89

DILUTED EARNINGS PER SHARE	$1.04	$2.79	$1.85

Weighted average shares outstanding:

Basic shares outstanding	32,579,533	34,499,482	35,183,632

Diluted shares outstanding	33,018,694	35,142,794	35,966,038

See notes to consolidated financial statements.

THE NAUTILUS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In Thousands, Except Share Data)

	Common Stock		Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
BALANCES, JANUARY 1, 2001	35,317,773	$16,813	$—	$76,054	$—	$92,867

Net income	—	—	—	66,583	—	66,583
Cumulative translation adjustment	—	—	—	—	(123)	(123)

Comprehensive income						66,460
Shares issued	11,213	250	—	—	—	250
Options exercised	567,563	2,270	—	—	—	2,270
Stock repurchased	(941,759)	(16,310)	—	—	—	(16,310)
Tax benefit of exercise of nonqualified options	—	1,877	—	—	—	1,877

BALANCES, DECEMBER 31, 2001	34,954,790	4,900	—	142,637	(123)	147,414

Net income	—	—	—	97,887	—	97,887
Cumulative translation adjustment	—	—	—	—	1,308	1,308

Comprehensive income						99,195
Options exercised	362,227	2,727	—	—	—	2,727
Stock repurchased	(2,843,120)	(10,683)	—	(39,286)	—	(49,969)
Tax benefit of exercise of nonqualified options	—	3,056	—	—	—	3,056

BALANCES, DECEMBER 31, 2002	32,473,897	—	—	201,238	1,185	202,423

Net income	—	—	—	34,402	—	34,402
Cumulative translation adjustment	—	—	—	—	2,079	2,079

Comprehensive income						36,481
Dividends paid	—	—	—	(13,030)	—	(13,030)
Unearned compensation	—	1,700	(1,544)	—	—	156
Options exercised	231,851	979	—	—	—	979
Stock repurchased	(100,300)	(392)	—	(1,030)	—	(1,422)
Tax benefit of exercise of nonqualified options	—	541	—	—	—	541

BALANCES, DECEMBER 31, 2003	32,605,448	$2,828	$(1,544)	$221,580	$3,264	$226,128

See notes to consolidated financial statements.

THE NAUTILUS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In Thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,402	$97,887	$66,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,274	6,316	3,621
Allowance for notes receivable	594	—	—
Amortization of unearned compensation	156	—	—
Loss on sale of property, plant and equipment	119	126	213
Tax benefit of exercise of nonqualified options	541	3,056	1,877
Deferred income taxes	(663)	4,980	1,733
Changes in assets and liabilities, net of the effect of acquisitions:
Trade receivables	(23,966)	(16,392)	(10,108)
Inventories	11,650	(11,109)	(14,006)
Prepaid expenses and other current assets	(837)	(2,307)	(482)
Trade payables	(6,672)	15,356	12,013
Income taxes payable	3,178	1,376	2,146
Accrued liabilities and royalty payable to stockholders	12,214	1,724	4,380
Customer deposits	731	(453)	(1,093)

Net cash provided by operating activities	43,721	100,560	66,877

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(7,017)	(31,542)	(5,716)
Proceeds from sale of property, plant and equipment	54	31	3
Net (increase) decrease in other assets	(640)	7	42
Acquisition cost of StairMaster, net of cash acquired	—	(24,131)	—
Acquisition cost of Schwinn Fitness, net of cash acquired	—	—	(69,843)
Purchase of short-term investments	—	(39,360)	(37,133)
Proceeds from maturities of short-term investments	17,578	37,852	21,063
Net (increase) decrease in notes receivable	474	(758)	(2,672)

Net cash provided by (used in) investing activities	10,449	(57,901)	(94,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid on common stock	(13,030)	—	—
Stock repurchases	(1,422)	(49,969)	(16,310)
Proceeds from exercise of stock options	979	2,727	2,270

Net cash used in financing activities	(13,473)	(47,242)	(14,040)

Effect of foreign currency exchange rate changes	218	663	(123)

(Continued)

THE NAUTILUS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In Thousands)

	2003	2002	2001
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$40,915	$(3,920)	$(41,542)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	31,719	35,639	77,181

CASH AND CASH EQUIVALENTS, END OF YEAR	$72,634	$31,719	$35,639

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid for income taxes	$16,346	$46,627	$32,400

SUPPLEMENTAL DISCLOSURE OF OTHER NONCASH INVESTING ACTIVITY -
Champion purchase option paid by restricted stock	$—	$—	$250

See notes to consolidated financial statements.	(Concluded)

THE NAUTILUS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2003

(In Thousands, Except Share and Per Share Data)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – The Nautilus Group, Inc. (the “Company”), a Washington corporation, is a leading marketer, developer, and manufacturer of branded health and fitness products sold under such well-known brands as Nautilus, Bowflex, Schwinn, StairMaster, TreadClimber and Trimline. These products are distributed through well established direct to consumer, commercial, and retail channels. The Company’s consumer and commercial fitness equipment products include a full line of cardiovascular and weight resistance products such as home gyms, free weight equipment, treadmills, indoor cycling equipment, steppers, ellipticals and fitness accessories. The Company’s healthy lifestyle products also include a line of premium air support sleep systems and nutritional products.

Consolidation – The consolidated financial statements of the Company include The Nautilus Group, Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated in the preparation of the consolidated financial statements.

Use of Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to revenue recognition, stock-based compensation, warranty reserves, product safety reinforcement (recall) program reserve, legal reserves, sales return reserves, the allowance for doubtful accounts, inventory valuation, intangible asset valuation, and income tax provision.

Cash and Cash Equivalents include cash on hand, cash deposited with banks and financial institutions and highly liquid debt instruments purchased with maturity dates of three months or less at the date of acquisition. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Short-Term Investments – Debt securities with maturities greater than three months and remaining maturities of less than one year are classified as short-term investments. Short-term investments in debt securities are classified as held-to-maturity and valued at amortized cost. We had no short-term investments as of December 31, 2003, and the balance in short-term investments as of December 31, 2002 consisted solely of corporate bonds.

Trade Receivables – The Company maintains an allowance for doubtful accounts receivable based upon our historical experience and the expected collectibility of all outstanding accounts receivable. Allowance for doubtful accounts receivable activity for the years ended December 31, 2003, 2002 and 2001 is as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions*	Balance at End of Period
Allowance for doubtful accounts:
2003	$3,147	$388	$849	$2,686
2002	2,064	1,369	286	3,147
2001	352	4,478	2,766	2,064

*	Deductions represent amounts written off against the allowance, net of recoveries.

Inventories are stated at the lower of average cost (first-in, first-out) or market or at the lower of standard cost (first-in, first-out) or market. The Company evaluates the need for inventory valuation adjustments associated with obsolete, slow-moving and nonsalable inventory by reviewing current transactions and forecasted product demand on a quarterly basis.

Property, Plant and Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Management reviews the investment in long-lived assets for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. There have been no such events or circumstances in each of the three years in the period ended December 31, 2003. If there were an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the assets and their eventual disposition. If these cash flows were less than the carrying amount of the assets, an impairment loss would be recognized to write down the assets to their estimated fair value.

Goodwill and Other Assets consist of license agreements, patents, trademarks and goodwill. Amortization is computed using the straight-line method over estimated useful lives of three to twenty years. Accumulated amortization was $1,557 and $1,195 at December 31, 2003 and 2002, respectively.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets are to be tested periodically for impairment and written down to their fair market value as necessary. The Company adopted the provisions of this statement effective September 20, 2001 with respect to the Schwinn Fitness acquisition, the effect of which is to not amortize the goodwill recorded as part of this acquisition but to annually test it for impairment. The Company adopted SFAS No. 142 effective January 1, 2002 with respect to the Nautilus and StairMaster trademarks.

Guarantees – From time to time, the Company arranges for commercial leases or other financing sources to enable certain of its commercial customers to purchase the Company’s equipment. While most of these financings are without recourse, in certain cases the Company provides a guarantee or other recourse provisions to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the commercial equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the commercial customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under SFAS No. 5, Accounting for Contingencies, in situations when collection of the lease payments is not probable. At December 31, 2003, the maximum contingent liability under all recourse and guarantee provisions, including recourse and guarantee provisions issued prior to January 1, 2003, was approximately $3,036. As of December 31, 2003, lease terms on outstanding commercial customer financing arrangements were between 3 and 7 years. A reserve for estimated losses under recourse provisions of $32 has been recorded based on historical loss experience and is included in accrued expenses at December 31, 2003. In accordance with FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has also recorded a liability and corresponding reduction of revenue of $81 for the year ended December 31, 2003 for the estimated fair value of the Company’s guarantees issued after January 1, 2003. The fair value of the guarantees was determined based on the estimated risk premium a bank or similar institution would require in order to extend financing to a customer in the absence of a third-party guarantee. This liability is being reduced over the life of each respective guarantee. In most cases if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the commercial customer. It is not practical to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Revenue Recognition – Revenue is recorded when products are shipped and the Company has no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collectibility is reasonably assured or probable. For all of the Company’s products, except Nautilus commercial equipment, revenue from product sales is recognized when title and risk of loss have passed. Revenue is recognized upon installation for the Nautilus commercial equipment if the Company is responsible for installation.

Emerging Issues Task Force (“EITF”) issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, requires all amounts billed to a customer in a sale transaction related to shipping and handling, if any, be classified as revenue. Costs incurred for shipping and handling should be classified as cost of sales. Amounts billed to customers classified as revenue were $28,868, $42,314, and $29,142 for the years ended December 31, 2003, 2002 and 2001, respectively. Costs incurred for shipping and handling classified as cost of sales were $21,038, $24,477, and $16,318 for the years ended December 31, 2003, 2002 and 2001, respectively.

Sales Returns – The sales return reserve is based on our historical experience of product returns during the trial period in which a customer can return a product for the full purchase price, less shipping and handling in most instances. The trial periods for Bowflex, TreadClimber, Champion Nutrition, and Nautilus Sleep Systems product lines are six weeks, 30 days, 30 days, and 90 days, respectively. Trial periods are not offered on our other product lines. Sales return reserve activity for the years ended December 31, 2003, 2002 and 2001 is as follows:

	Balance at Beginning of Period	Charged to Sales and Costs and Expenses	Deductions*	Balance at End of Period
Sales return reserves:
2003	$2,550	$8,346	$9,194	$1,702
2002	2,100	14,494	14,044	2,550
2001	1,307	12,174	11,381	2,100

*	Deductions represent product returns, net of recoveries.

Warranty Costs – The Company’s warranty policy provides for coverage for defects in material and workmanship. Warranty periods on the Company’s products range from two years to limited lifetime on the Bowflex lines of fitness products, one to five years on TreadClimbers depending on the model and part, and twenty years on Nautilus Sleep Systems, on a prorated basis. The commercial and retail line of fitness products include a lifetime warranty on the frame and structural parts, a four month to three year warranty on parts, labor, electronics, upholstery, grips and cables, and typically a five year warranty on motors. Warranty costs are estimated based on the Company’s experience and are charged to cost of sales as sales are recognized or as such estimates change. Warranty reserve activity for the years ended December 31, 2003, 2002 and 2001 is as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions*	Balance at End of Period
Warranty reserves:
2003	$5,358	$5,845	$3,855	$7,348
2002	2,413	6,155	3,210	5,358
2001	447	3,558	1,592	2,413

*	Deductions represent warranty claims paid out in the form of service costs and/or product replacements.

Research and Development – Internal research and development costs relating to the development of new products, including significant improvements and refinements to existing products, are expensed as incurred and included in cost of sales. Third party research and development costs are expensed when the contracted work has been performed. Research and development expense was $5,670, $4,485, and $2,229 for 2003, 2002 and 2001, respectively.

Advertising – The Company expenses advertising costs as incurred, except for commercial advertising production costs which are expensed at the time the first commercial is shown on television. Advertising expense was $89,485, $88,305, and $63,582 for 2003, 2002 and 2001, respectively.

Income Taxes – The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. This results in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Further, the Company realizes income tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial statement purposes, any reduction in income tax obligations as a result of these tax benefits is credited to common stock.

Foreign Currency Translations – Excluding Switzerland, the accounts of our foreign operations are measured using the local currency as the functional currency. For our Swiss operations, the local currency is remeasured to the functional currency with the related gains or losses recognized in current period net income. These accounts are then translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and the weighted average exchange rate during the period for the results of operations. Translation gains and losses are accumulated as a separate component of stockholders’ equity and comprehensive income.

Foreign Currency Transactions – Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income or loss for the period in which exchange rates change. Foreign currency transaction gains and (losses) were $(31), $210, and $(54) for the years ended December 31, 2003, 2002 and 2001, respectively.

Stock-Based Compensation – The Company continues to measure compensation expense for its stock-based employee compensation plans using the method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company provides pro forma disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense. Refer to Note 2 for further information.

Comprehensive Income is defined as net income as adjusted for changes to equity resulting from events other than net income or transactions related to an entity’s capital structure. Comprehensive income for the years ended December 31, 2003, 2002 and 2001 equals net income plus or minus the effect of foreign currency translation adjustments. The foreign currency translation adjustments are due to the translation of the financial statements of our foreign subsidiaries. Accumulated other comprehensive income consists solely of cumulative foreign currency translation adjustments as of December 31, 2003 and 2002.

Fair Value of Financial Instruments – The carrying amounts of the Company’s cash and cash equivalents, short-term investments, trade receivables, notes receivable, trade payables, royalty payable to stockholders, and accrued liabilities approximate their estimated fair values due to the short-term maturities of those financial instruments.

Recent Accounting Pronouncements – In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company adopted this statement as of January 1, 2003. The adoption of SFAS No. 146 has not had a material effect on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescinds FIN No. 35. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in FIN No. 45 were effective for the year ended December 31, 2002. The adoption of the recognition requirement of FIN No. 45 has not had a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (revised December 2003). FIN No. 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. FIN No. 46 defines variable interest entities as those entities with a business purpose that either do not have any equity investors with voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 consolidation requirements are effective for all variable interest entities created after January 31, 2003, and to pre-existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain disclosure requirements are effective for financial statements issued after January 31, 2003. The adoption of FIN No. 46 has no effect on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a material impact on the Company’s financial position, results of operations, or cash flows.

Reclassifications – Certain amounts from 2002 and 2001 have been reclassified to conform to the 2003 presentation with no effect on previously reported consolidated net income or stockholders’ equity.

2.	STOCK-BASED COMPENSATION

The Company’s stock-based compensation plan was adopted in June 1995. The Company can issue nonqualified stock options to the Company’s executive officers, directors and employees and incentive stock options to the Company’s executive officers and employees. The plan was amended in June 2000 so the Company may grant options for up to 7,958,118 shares of common stock. At December 31, 2003, 844,754 shares are available for future issuance under the plan. The plan is administered by the Company’s Board of Directors which determines the terms and conditions of the various grants awarded under these plans. Stock options granted generally have an exercise price equal to the closing market price of the Company’s stock on the day before the date of grant, and vesting periods vary by option granted, generally no longer than five years.

With one exception, the Company has not recognized compensation expense relating to employee stock options because it has only granted options with an exercise price equal to the fair value of the stock on the effective date of grant. In July 2003, certain stock options were granted at an exercise price below current market price on the day of the grant and thus the Company recognized compensation expense of $156 in 2003. The unearned portion of this stock option grant resides in Stockholders’ Equity in the Consolidated Balance Sheets and will be recognized evenly over the five-year vesting period as compensation expense. The estimated compensation expense for the next four years is $340 per year and $184 in year five. If the Company had elected to recognize compensation expense for all options granted using a fair value approach, and therefore determined the compensation based on the value as determined by the Black-Scholes option pricing model, the pro forma net income and earnings per share would have been as follows:

	2003	2002	2001
Net income, as reported	$34,402	$97,887	$66,583
Add: Stock-based employee compensation expense included in reported net income, net of tax	100	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax	(3,215)	(3,141)	(2,243)

Net income, pro forma	$31,287	$94,746	$64,340

Basic earnings per share, as reported	$1.06	$2.84	$1.89
Basic earnings per share, pro forma	$0.96	$2.75	$1.83

Diluted earnings per share, as reported	$1.04	$2.79	$1.85
Diluted earnings per share, pro forma	$0.95	$2.70	$1.79

The pro forma amounts may not be indicative of the effects on reported net income for future years due to the effect of options vesting over a period of years and the granting of stock compensation awards in future years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants in 2003, 2002 and 2001:

	2003	2002	2001
Dividend yield	3.5%	None	None
Risk-free interest rate	3.9%	4.1%	4.4%
Expected volatility	59%	67%	67%
Expected option lives	10 years	5 years	5 years

Weighted-average fair value of options granted per share	$4.75	$20.52	$11.75
Weighted-average fair value of options granted below market price per share	$4.83	$—	$—

A summary of the status of the Company’s stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years ended on those dates is presented below.

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,599,987	$17.26	1,726,381	$12.79	1,694,195	$7.32

Granted	1,430,000	9.36	275,075	33.25	691,650	19.50
Forfeited or canceled	(132,633)	21.79	(39,242)	22.70	(91,901)	16.73
Exercised	(231,851)	4.22	(362,227)	7.53	(567,563)	4.00

Outstanding at end of year	2,665,503	$13.92	1,599,987	$17.26	1,726,381	$12.79

Options exercisable at end of year	792,796		650,753		540,345

The following table summarizes information about stock options outstanding as of December 31, 2003:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$6.07 - $6.98	100,809	0.7	$6.24	90,684	$6.16
$8.39 - $12.80	1,400,500	9.4	9.28	—	—
$13.56 - $13.78	591,069	2.0	13.65	398,553	13.62
$16.06 - $23.02	236,150	2.4	20.67	162,900	20.38
$24.28 - $30.42	112,500	2.8	25.09	62,667	25.04
$32.80 - $37.70	224,475	3.5	34.35	77,992	34.34

$6.07 - $37.70	2,665,503	6.1	$13.92	792,796	$17.10

3.	OPERATING SEGMENTS

The Company’s operating segments include its direct, commercial/retail, and corporate segments. The direct segment includes all products and related operations involved in marketing to consumers through a variety of direct marketing channels. The Bowflex and TreadClimber lines of fitness equipment, the Nautilus Sleep Systems line of premium air support sleep systems, and the Champion Nutrition line of nutritional supplements are the principal products in the Company’s direct segment.

The commercial/retail segment includes all products and related operations that do not involve direct marketing to consumers. Products in this segment include Nautilus, Schwinn, StairMaster, Trimline, and Bowflex commercial and retail fitness equipment and accessories.

Beginning in 2003, the Company augmented its segment reporting with the addition of a separate reporting segment to reflect the activities associated with the corporate holding company. Included in the segment information is comparative data assuming the corporate holding company existed at January 1, 2001. Accounting policies used by the segments are the same as those disclosed in Note 1.

The geographic distribution of the Company’s international net sales is mostly concentrated in the United Kingdom, Germany, and Canada. Sales outside the U.S. represented approximately 13%, 10%, and 8% of consolidated net sales for the three years ended December 31, 2003, 2002 and 2001, respectively.

The following table presents information about the Company’s three operating segments:

	Direct	Commercial/ Retail	Corporate	Total
Year ended December 31, 2003:
Net sales	$246,902	$251,934	$—	$498,836
Interest income	1	80	758	839
Depreciation and amortization expense	8,061	3,648	565	12,274
Income tax expense (benefit)	10,828	12,339	(3,816)	19,351
Segment net income (loss)	19,251	21,934	(6,783)	34,402
Segment assets	37,955	173,990	99,990	311,935
Additions to property, plant and equipment	3,334	3,683	—	7,017

Year ended December 31, 2002:
Net sales	$392,612	$192,038	$—	$584,650
Interest income	—	83	1,478	1,561
Depreciation and amortization expense	2,824	2,950	542	6,316
Income tax expense (benefit)	53,855	2,820	(1,615)	55,060
Segment net income (loss)	95,745	5,012	(2,870)	97,887
Segment assets	52,251	149,559	74,843	276,653
Additions to property, plant and equipment	18,615	11,746	1,181	31,542

Year ended December 31, 2001:
Net sales	$292,539	$71,323	$—	$363,862
Interest income	—	44	3,980	4,024
Depreciation and amortization expense	2,256	877	488	3,621
Income tax expense	35,781	2,283	171	38,235
Segment net income	62,227	4,054	302	66,583
Segment assets	27,155	92,512	74,238	193,905
Additions to property, plant and equipment	5,266	333	117	5,716

4.	ACQUISITIONS

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

The purchase price for StairMaster was determined in the court auction. The Company’s bid was formulated on the basis of historical and projected financial performance, which resulted in goodwill that had been recorded in the Company’s commercial/retail segment along with the acquired assets and liabilities. The Company financed the acquisition with cash-on-hand.

The Company has determined that the StairMaster trademark has an indefinite useful life and thus will not be amortized. The Company will evaluate the trademark each reporting period to determine whether events or circumstances warrant a revision to the indefinite useful life assumption or whether the asset should be tested for impairment.

On October 2, 2002, Quinton Cardiology Systems, Inc. (“Quinton”) purchased certain fixed assets and inventories that the Company originally acquired in the StairMaster acquisition for $1,725 consisting of $1,000 in cash and a $725 promissory note payable quarterly over a two-year period at prime plus 2%. These assets consisted of medical treadmill manufacturing fixed assets and inventories, which StairMaster used for outsourced production of Quinton branded medical treadmills. The allocation of the purchase price to the assets acquired and liabilities assumed resulted in no goodwill being recorded.

The total cost of the StairMaster acquisition has been allocated to the assets acquired and liabilities assumed as follows:

Cash and cash equivalents	$793
Trade receivables	8,025
Inventories	6,158
Prepaid expenses and other current assets	2,381
Property, plant and equipment	4,807
Trademark	6,115
Liabilities assumed	(3,355)

Total acquisition cost	$24,924

Effective September 20, 2001, the Company acquired the trade receivables, inventories, prepaid expenses and other current assets, property, plant and equipment, certain intangible assets and the foreign subsidiaries of Schwinn Fitness for a cash purchase price of approximately $69,843, including acquisition costs.

The total cost of the Schwinn Fitness acquisition has been allocated to the assets acquired and liabilities assumed as follows:

Trade receivables	$9,809
Inventories	18,857
Prepaid expenses and other current assets	933
Property, plant and equipment	6,356
Other assets	40
Trademark	6,800
Goodwill	29,625
Liabilities assumed	(2,577)

Total acquisition cost	$69,843

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

The unaudited pro forma financial information below for the years ended December 31, 2002 and 2001 was prepared as if the transactions involving the acquisitions of StairMaster and Schwinn Fitness had occurred at January 1, 2001:

	2002	2001
Net sales	$590,929	$498,690
Net income	98,111	41,879
Basic earnings per share	2.84	1.19
Diluted earnings per share	2.79	1.16

The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transactions occurred at the beginning of the respective year, nor does it purport to indicate the results of future operations of the Company.

5.	INVENTORIES

Inventories at December 31 consisted of the following:

	2003	2002
Finished goods	$30,901	$45,317
Work-in-process	2,294	1,317
Parts and components	19,934	17,164

Inventories	$53,129	$63,798

6.	PROPERTY, PLANT AND EQUIPMENT, net

Details of property, plant and equipment are summarized as follows at December 31:

	Estimated Useful Life (in years)	2003	2002
Land	N/A	$3,468	$3,468
Buildings and improvements	31.5	21,964	21,839
Computer equipment	2 to 5	28,159	26,252
Production equipment	5	16,838	13,647
Furniture and fixtures	5	1,608	1,433
Automobiles	7	590	549

Total property, plant and equipment		72,627	67,188

Accumulated depreciation		(22,025)	(11,624)

Property, plant and equipment, net		$50,602	$55,564

7.	GOODWILL AND OTHER ASSETS, net

Details of other assets are summarized as follows at December 31:

	Estimated Useful Life (in years)	2003	2002
Indefinite life trademarks	N/A	$10,465	$10,465
Definite life trademarks	20	6,800	6,800
Other assets	1 to 17	1,558	797

Total other assets		18,823	18,062

Accumulated amortization		(1,557)	(1,195)

Other assets, net		$17,266	$16,867

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

As discussed in Note 1, the Company adopted SFAS No. 142 on January 1, 2002. In accordance with SFAS No. 142, the effect of this statement, which ceased the amortization of the Nautilus trademark, is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the year ended December 31, 2001 is as follows:

2001
Reported net income	$66,583
Amortization expense, net of tax	139

Adjusted net income	$66,722

Basic earnings per share:
Reported net income	$1.89
Adjusted net income	$1.90

Diluted earnings per share:
Reported net income	$1.85
Adjusted net income	$1.86

Amortization of intangible assets for the year ended December 31, 2003 was $362. The estimated amortization expense for the next five years is $380 each year. Such estimated amortization will change if businesses or portions thereof are either acquired or disposed, or if changes in events or circumstances warrant the revision of estimated useful lives.

8.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2003	2002
Accrued payroll	$9,438	$5,436
Accrued warranty expense	7,348	5,358
Product safety reinforcement (recall) reserve	3,000	—
Sales return reserve	1,702	2,550
Accrued other	7,160	2,483

Accrued liabilities	$28,648	$15,827

9.	COMMITMENTS AND CONTINGENCIES

Product Warranty Matters – Our product warranty accrual reflects management’s best estimate of probable liability under its product warranties. We determine the warranty accrual based on known product failures (if any), historical experience, and other currently available evidence.

Product Safety Matters – On December 8, 2003, the Company disclosed the implementation of a safety reinforcement program specifically for Bowflex Power Pro exercise machines that are equipped with a lat tower attachment. In cooperation with the U.S. Consumer Product Safety Commission (the “CPSC”), the Company began working with its retailers to upgrade existing retail inventory with the necessary safety reinforcement hardware. Consumers that purchased the affected Bowflex Power Pro machines through one of our direct sales channels were notified of the availability of the safety reinforcement kit. During 2003, a product safety reinforcement reserve was established for the cost of the reinforcement kits, the third-party call center costs to process customer requests for the kit, and costs to mail the kit to our customers. The reserve reflects management’s best estimate of probable liability, but is subject to change based upon actual customer requests for the kit.

In February 2004, the Company was notified that the CPSC is investigating whether the Company violated the reporting obligations of the Consumer Product Safety Act (the “Act”) in connection with bench and lat tower incidents reported by users of the Bowflex Power Pro with lat tower attachment. Under the Act, the CPSC may assess penalties if it is determined that a product defect was not reported in accordance with the Act. The Company is fully cooperating with this investigation and believes the outcome will not have a material impact on its financial statements.

Lines of Credit – The Company has a line of credit for $10,000 with a financial institution. The line of credit is secured by certain assets and contains several financial covenants. Interest is payable on outstanding borrowings under the line at the bank’s prime rate (4.0% at December 31, 2003). The Company believes it is in compliance with the financial covenants applicable to the line of credit. There were no outstanding borrowings on the line of credit at December 31, 2003 or 2002.

Operating Leases – The Company has operating leases for various domestic and international properties with functional uses predominantly ranging from, but not limited to, warehousing and distribution, product development, administration, and product sales. The Company also has operating leases for certain equipment mainly consisting of product delivery trucks used in our commercial fitness equipment business and product service vans for warranty related matters. Rent expense under all leases was $3,215, $4,216, and $937 in 2003, 2002 and 2001, respectively.

Obligations – Operating leases under which the Company is presently obligated expire over various terms through June 2014. Future minimum lease payments under the noncancellable operating leases are as follows:

2004	$2,474
2005	2,279
2006	1,873
2007	1,550
2008	1,392
Thereafter	1,945

Minimum lease payments	$11,513

10.	INCOME TAXES

The provision for income taxes consists of the following for the three years ended December 31, 2003:

	2003	2002	2001
Current:
Federal	$18,998	$48,483	$34,516
State	731	1,597	1,986
Foreign	287	—	—

Total current	20,016	50,080	36,502

Deferred:
Federal	(584)	4,821	1,706
State	(36)	159	27
Foreign	(45)	—	—

Total deferred	(665)	4,980	1,733

Total provision	$19,351	$55,060	$38,235

The components of the net deferred tax asset (liability) at December 31, 2003 and 2002 are as follows:

	2003	2002
Assets:
Accrued liabilities	$5,620	$2,442
Allowance for doubtful accounts	188	617
Inventory valuation	573	537
Uniform capitalization	391	470
Other	83	111

	6,855	4,177

Liabilities:
Prepaid advertising	(935)	(502)
Other prepaids	(708)	(751)
Depreciation and amortization	(10,206)	(9,149)
Undistributed earnings of foreign subsidiaries	(566)	—

	(12,415)	(10,402)

Net deferred tax liability	$(5,560)	$(6,225)

A reconciliation of the U.S. statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	2003	2002	2001
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	1.8	1.1	1.9
Tax benefit related to U.S. export sales	(0.5)	(0.2)	(0.2)
Nondeductible operational expenses	0.2	0.1	—
Tax exempt interest	(0.3)	—	(0.2)
Research and development credit	(0.3)	—	—
Other	0.1	—	—

Total	36.0%	36.0%	36.5%

11.	EARNINGS PER SHARE

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

The calculation of weighted-average outstanding shares for the three years ended December 31, 2003 is as follows:

	2003	2002	2001
Basic shares outstanding	32,579,533	34,499,482	35,183,632
Dilutive effect of stock options	439,161	643,312	782,406

Diluted shares outstanding	33,018,694	35,142,794	35,966,038

Antidilutive stock options*	1,164,194	263,575	169,500

*	Stock options not included in the calculation of diluted earnings per share for each respective year because they would be antidilutive.

12.	STOCK REPURCHASE PROGRAM

In January 2003, the Board of Directors authorized the expenditure of up to $50,000 to purchase shares of the Company’s common stock in open-market transactions. During 2003, the Company repurchased a total of 100,300 shares of common stock in open market transactions for an aggregate purchase price of $1,422. The authorization expired on June 30, 2003 and has not been renewed.

During the year ended December 31, 2002, the Company repurchased a total of 2,843,120 shares of common stock in open-market transactions for an aggregate purchase price of $49,969.

13.	STOCK SPLITS

The Board of Directors approved three-for-two stock splits in the form of a share dividend to Company stockholders payable on January 15, 2001 and August 13, 2001. All share and per-share numbers contained herein reflect these stock splits.

14.	RELATED-PARTY TRANSACTIONS

The Company incurred royalty expense under an agreement with a stockholder of the Company of $6,556 in 2003, $9,089 in 2002, and $6,786 in 2001, of which $2,133 and $1,997 was payable at December 31, 2003 and 2002, respectively. In addition to the royalty agreement, the stockholder has separately negotiated an agreement dated June 18, 1992, when the Company was privately held, between the stockholder, the Company’s former Chairman and Chief Executive Officer (CEO), and a former director of the Company. That separate agreement stipulates that annual royalties above $90 would be paid 60% to the stockholder, 20% to the former Chairman and CEO, and 20% to the former director. The Company will no longer be obligated to pay royalties related to Bowflex sales under this agreement following the expiration of the patent for the Bowflex Power Rod resistance technology on April 27, 2004.

15.	LITIGATION

The Company is subject to litigation, claims and assessments in the ordinary course of business, many of which are covered in whole or in part by insurance. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Our legal reserve accrual reflects management’s best estimate of probable liability under outstanding legal matters.

In December 2002, the Company filed suit against ICON Health and Fitness, Inc. (“ICON”) in the Federal District Court, Western District of Washington (the “District Court”) alleging infringement by ICON of the Company’s Bowflex patents and trademarks. The Company seeks injunctive relief, unquantified treble damages, and its fees and costs. In October 2003, the District Court dismissed our patent infringement claims. We appealed this decision to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”), and in November 2003, the Appeals Court overruled the District Court and reinstated our patent infringement claims. The Company expects the District Court to conduct a trial on both our patent and trademark infringement claims against ICON in calendar year 2004.

In July 2003, the District Court ruled in favor of the Company on a motion for preliminary injunction on the issue of trademark infringement, and entered an order barring ICON from using the trademark “CrossBow” on any exercise equipment. In its ruling, the District Court concluded that the Company showed “a probability of success on the merits and irreparable injury” on its trademark infringement claim. ICON appealed this ruling to the Appeals Court. In August 2003, the Appeals Court granted ICON a temporary stay of the injunction, which allows ICON to continue using the trademark “CrossBow” until a decision is issued by the Appeals Court. The Company argued its case to the Appeals Court in October 2003, and the court has not yet issued a decision. As noted above, the Company expects the District Court to conduct a trial on both our patent and trademark infringement claims against ICON in calendar year 2004.

16.	EMPLOYEE BENEFIT PLAN

The Company adopted a 401(k) profit sharing plan (the “Plan”) in 1999 covering all employees over the age of 18. The Plan was amended in 2000 to allow for immediate eligibility in the Plan. Each participant in the Plan may contribute up to 30% of eligible compensation during any calendar year, subject to certain limitations. The Plan provides for Company matching contributions of up to 50% of the first 6% of eligible contributions made by all participants. All participants must have completed one year of service before becoming eligible for Company matching contributions. Employees are 25% vested in the matching contributions per year for the first four years of service. Expense for the plan was $613, $356, and $225 for the years ended December 31, 2003, 2002 and 2001, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is included under the captions Election of Directors, Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance, respectively, in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

The Company has adopted The Nautilus Group, Inc. Code of Business Conduct and Ethics, which is a code of conduct and ethics that applies to all employees, directors and officers, including the Company’s principal executive officer, principal financial officer and controller. The Code of Business Conduct and Ethics is available on the Company’s website, www.nautilusgroup.com.

Item 11. Executive Compensation

The information required by this item is included under the caption Executive Compensation in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included under the caption Certain Relationships and Related Transactions in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is included under the caption Independent Certified Public Accountants in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(a)(3)	Exhibit Index

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.
2.1	Asset Purchase Agreement by and between the Company and Schwinn GT Corp., dated September 6, 2001, and purchase price – Incorporated by reference to Exhibits 2.1 and 2.3(a) of the Company’s Form 8-K, as filed with the Securities and Exchange Commission (the “Commission”) on October 4, 2001, and Exhibits 99.1 – 99.9 of the Company’s Form 8-K/A, as filed with the Commission on December 3, 2001.

2.2	Asset Purchase Agreement by and between the Company and StairMaster Sports/Medical Products, Inc., dated January 17, 2002 – Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K, as filed with the Commission on February 8, 2002.

2.3	Amendment to the Asset Purchase Agreement by and between the Company and StairMaster Sports/Medical Products, Inc., dated February 7, 2002 – Incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K, as filed with the Commission on February 8, 2002.

3.1	Articles of Incorporation, as Amended – Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Company’s Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

3.2	Amendment to Articles of Incorporation – Incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000, as filed with the Commission on August 10, 2000.

3.3	Amendment to Articles of Incorporation – Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 14, 2002.

3.4	Amended and Restated Bylaws – Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1/A, as filed with the Commission on April 30, 1999.

10.1	Company Stock Option Plan, as amended – Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

10.2	Amendment to Company Stock Option Plan – Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000, as filed with the Commission on August 10, 2000.

10.3	Royalty Agreement, dated as of April 9, 1988, between the Company and Tessema D. Shifferaw – Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

10.4	Royalty Payment Agreement, dated as of June 18, 1992, between Tessema D. Shifferaw, Brian R. Cook and R.E. “Sandy” Wheeler – Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

10.5	First Amended and Restated Merchant Agreement dated as of January 27, 1999, between the Company and Household Bank (SB), N.A. – Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

10.6	Second Amended and Restated Merchant Agreement dated February 23, 2000, between the Company and Household Bank (SB), N.A. – Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001.

10.7	Trademark License Agreement by and between Pacific Direct, LLC and the Company – Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2001, as filed with the Commission on November 14, 2001.

10.8	Revolving Credit Agreement, with Addendum, dated June 27, 2002, by and between the Company and U.S. Bank National Association – Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 14, 2002.

10.9	Executive Employment Agreement, dated July 2, 2003, by and between the Company and Gregg Hammann – Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003, as filed with the Commission on November 14, 2003.

10.10	Royalty Agreement, dated April 26, 1999, between the Company and Gary D. Piaget.

14	Code of Business Conduct and Ethics.

21	Subsidiaries of The Nautilus Group, Inc.

23	Independent Auditors’ Consent.

24.1	Power of Attorney for Peter A. Allen.

24.2	Power of Attorney for Kirkland C. Aly.

24.3	Power of Attorney for Robert S. Falcone.

24.4	Power of Attorney for Frederick T. Hull.

24.5	Power of Attorney for Paul F. Little.

24.6	Power of Attorney for James M. Weber.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended December 31, 2003:

•	Form 8-K dated October 28, 2003, under Items 5, 7, and 12, associated with the press release announcing third quarter 2003 financial results and fiscal year 2003 financial guidance, declaring the regular quarterly dividend for the fourth quarter of 2003, and updating the latest developments in the legal proceedings between The Nautilus Group, Inc. and ICON Health and Fitness, Inc.

•	Form 8-K dated December 1, 2003, under Items 7 and 11, associated with the notice to its officers and directors concerning the Company’s stock trading blackout in connection with a change in recordkeepers for The Nautilus Group, Inc. 401(k) Savings Plan.

•	Form 8-K dated December 8, 2003, under Item 5, announcing the implementation of a safety reinforcement program specifically for Bowflex Power Pro exercise machines that are equipped with a lat tower attachment, in cooperation with the U.S. Consumer Product Safety Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2004	THE NAUTILUS GROUP, INC.

By: /s/ Greggory C. Hammann
Greggory C. Hammann, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2004:

	Signature	Title
	/s/ Greggory C. Hammann Greggory C. Hammann	Chief Executive Officer and President (Principal Executive Officer)

	/s/ Rod W. Rice Rod W. Rice	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

	/s/ William D. Meadowcroft William D. Meadowcroft	Corporate Controller (Principal Accounting Officer)

	* Peter A. Allen	Director

	* Kirkland C. Aly	Director

	* Robert S. Falcone	Director

	* Frederick T. Hull	Director

	* Paul F. Little	Director

	* James M. Weber	Director

* By:	/s/ Rod W. Rice	March 15, 2004
Rod W. Rice
Attorney-In-Fact