Form 10-Q
period 2004-03-31
NAUTILUS GROUP INC
filed 2004-05-10
CIK 1078207

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of shares of issuer’s common stock outstanding as of May 3, 2004: 32,634,073

THE NAUTILUS GROUP, INC.

MARCH 31, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE NAUTILUS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$92,069	$72,634
Trade receivables (less allowance for doubtful accounts of $2,538 and $2,686 in 2004 and 2003, respectively)	55,947	75,492
Inventories	50,784	53,129
Prepaid expenses and other current assets	4,748	6,049
Short-term notes receivable	2,282	2,362
Current deferred tax asset	5,082	4,646

Total current assets	210,912	214,312

PROPERTY, PLANT AND EQUIPMENT, net	48,006	50,602

GOODWILL	29,755	29,755

OTHER ASSETS, net	17,168	17,266

TOTAL ASSETS	$305,841	$311,935

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$25,466	$34,879
Accrued liabilities	27,302	28,648
Income taxes payable	9,159	8,488
Royalty payable to stockholders	1,873	2,133
Customer deposits	2,240	1,453

Total current liabilities	66,040	75,601

NONCURRENT DEFERRED TAX LIABILITY	10,422	10,206

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock – authorized, 75,000,000 shares of no par value; issued and outstanding, 32,634,073 and 32,605,448 shares at March 31, 2004 and December 31, 2003, respectively	3,121	2,828
Unearned compensation	(1,459)	(1,544)
Retained earnings	224,757	221,580
Accumulated other comprehensive income	2,960	3,264

Total stockholders’ equity	229,379	226,128

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$305,841	$311,935

See notes to consolidated financial statements.

THE NAUTILUS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
NET SALES	$130,896	$129,449

COST OF SALES	74,040	58,138

Gross profit	56,856	71,311

OPERATING EXPENSES:
Selling and marketing	35,742	39,501
General and administrative	7,215	6,874
Research and development	1,811	1,355
Related-party royalties	1,566	1,791
Third-party royalties	703	299

Total operating expenses	47,037	49,820

OPERATING INCOME	9,819	21,491

OTHER INCOME (EXPENSE):
Interest income	246	229
Other, net	(7)	(331)

Total other income (expense), net	239	(102)

INCOME BEFORE INCOME TAXES	10,058	21,389

INCOME TAX EXPENSE	3,621	7,700

NET INCOME	$6,437	$13,689

BASIC EARNINGS PER SHARE	$0.20	$0.42

DILUTED EARNINGS PER SHARE	$0.19	$0.42

Weighted average shares outstanding:

Basic shares outstanding	32,611,928	32,550,735

Diluted shares outstanding	33,260,364	32,617,558

See notes to consolidated financial statements.

THE NAUTILUS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,437	$13,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,122	2,424
Amortization of unearned compensation	85	—
Loss on sale of property, plant and equipment	1	10
Tax benefit of exercise of nonqualified options	76	447
Deferred income taxes	(223)	1,362
Changes in assets and liabilities:
Trade receivables	19,355	8,928
Inventories	2,205	(3,077)
Prepaid expenses and other current assets	1,287	756
Trade payables	(9,391)	(12,044)
Income taxes payable	685	5,369
Accrued liabilities and royalty payable to stockholders	(1,512)	1,014
Customer deposits	808	287

Net cash provided by operating activities	22,935	19,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(445)	(3,630)
Proceeds from sale of property, plant and equipment	—	4
Net decrease in other assets	1	251
Proceeds from maturities of short-term investments	—	17,578
Net (increase) decrease in notes receivable	80	(155)

Net cash provided by (used in) investing activities	(364)	14,048

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid on common stock	(3,260)	(3,253)
Stock repurchases	—	(1,422)
Proceeds from exercise of stock options	217	622

Net cash used in financing activities	(3,043)	(4,053)

Effect of foreign currency exchange rate changes	(93)	(464)

(Continued)

THE NAUTILUS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
NET INCREASE IN CASH AND CASH EQUIVALENTS	$19,435	$28,696

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	72,634	31,719

CASH AND CASH EQUIVALENTS, END OF PERIOD	$92,069	$60,415

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,063	$500

See notes to consolidated financial statements.	(Concluded	)

THE NAUTILUS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Nautilus Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) and pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Consolidation – The consolidated financial statements include The Nautilus Group, Inc. and its wholly-owned subsidiaries (collectively the “Company”). All intercompany transactions and balances have been eliminated.

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

Stock-Based Compensation – The Company continues to measure compensation expense for its stock-based employee compensation plans using the method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company provides pro forma disclosures of net income and earnings per share as if the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense.

With one exception, the Company has not recognized compensation expense relating to employee stock options because it has granted options with an exercise price equal to the fair value of the stock on the effective date of grant. In July 2003, certain stock options were granted at an exercise price below current market price on the day of the grant, and thus the Company recognized compensation expense of $85 in the first quarter of 2004. The unearned portion of this stock option grant resides in Stockholders’ Equity in the Consolidated Balance Sheets and will be recognized evenly over the five-year vesting period as compensation expense. The estimated compensation expense for years 2004-2007 is $340 per year and for 2008 is $184. If the Company had elected to recognize compensation expense for all options granted using a fair value approach, and therefore determined the compensation based on the value as determined by the Black-Scholes option pricing model, the pro forma net income and earnings per share would have been as follows:

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$6,437	$13,689
Add: Stock-based employee compensation expense included in reported net income, net of tax	54	—
Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax	(723)	(845)

Net income, pro forma	$5,768	$12,844

Basic earnings per share, as reported	$0.20	$0.42
Basic earnings per share, pro forma	$0.18	$0.39

Diluted earnings per share, as reported	$0.19	$0.42
Diluted earnings per share, pro forma	$0.17	$0.39

The pro forma amounts may not be indicative of the effects on reported net income for future periods due to the effect of options vesting over a period of years, the granting of stock compensation awards in future years, and option cancellations associated with employee terminations.

For the three months ended March 31, 2004, there were 28,625 options exercised at prices ranging from $6.07 to $13.56 per share. There were 250,000 new options granted at exercise prices ranging from $13.37 to $14.25 per share and 31,530 options canceled at prices ranging from $10.39 to $34.05 per share during the three months ended March 31, 2004.

Recent Accounting Pronouncements – In December 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation (“FIN”) No. 46R, a revision to FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN No. 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN No. 46 prior to this effective date can continue to apply the provisions of FIN No. 46 until the effective date of FIN No. 46R or elect early adoption of FIN No. 46R. The Company adopted FIN No. 46 for the fiscal year ended December 31, 2003 and FIN No. 46R for the quarter ended March 31, 2004. The adoption of FIN No. 46 and FIN No. 46R has had no effect on the Company’s financial position, results of operations or cash flows.

Reclassifications – Certain amounts from 2003 have been reclassified to conform to the 2004 presentation with no effect on previously reported consolidated net income or stockholders’ equity.

2.	INVENTORIES

Inventories consisted of the following:

	March 31, 2004	December 31, 2003
Finished goods	$33,802	$30,901
Work-in-process	1,304	2,294
Parts and components	15,678	19,934

Inventories	$50,784	$53,129

3.	PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment consisted of the following:

	Estimated Useful Life (in years)	March 31, 2004	December 31, 2003
Land	N/A	$3,468	$3,468
Buildings and improvements	31.5	22,119	21,964
Computer equipment	2 to 5	28,094	28,159
Production equipment	5	16,947	16,838
Furniture and fixtures	5	1,487	1,608
Automobiles and trucks	7	578	590

Total property, plant and equipment		72,693	72,627

Accumulated depreciation		(24,687)	(22,025)

Property, plant and equipment, net		$48,006	$50,602

4.	GOODWILL AND OTHER ASSETS, net

The entire balance of goodwill resides in the commercial/retail segment. As of March 31, 2004, there was no change in the balance from December 31, 2003. Refer to Note 7 for reportable segment financial information.

Other assets consisted of the following:

	Estimated Useful Life (in years)	March 31, 2004	December 31, 2003
Indefinite life trademarks	N/A	$10,465	$10,465
Definite life trademark	20	6,800	6,800
Patents and other assets	1-17	1,555	1,558

Total other assets		18,820	18,823

Accumulated amortization - trademarks		(1,502)	(1,417)
Accumulated amortization - patents		(150)	(140)

Other assets, net		$17,168	$17,266

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

Amortization of intangible assets for the three months ended March 31, 2004 was $95. The estimated amortization expense for the next five full succeeding years is $380 per year. Such estimated amortization will change if businesses or portions thereof are either acquired or disposed, or if changes in events or circumstances warrant the revision of estimated useful lives.

5.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2004	December 31, 2003
Accrued payroll	$6,571	$9,438
Accrued warranty expense	9,588	7,348
Product safety reinforcement (recall) reserve	3,779	3,000
Sales return reserve	2,736	1,702
Other	4,628	7,160

Accrued liabilities	$27,302	$28,648

Warranty costs are estimated based on the Company’s experience and are charged to cost of sales as sales are recognized or as such estimates change. Warranty reserve activity for the three months ended March 31, 2004 and year ended December 31, 2003 is as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions*	Balance at End of Period
Warranty reserves:
2004	$7,348	$4,144	$1,904	$9,588
2003	$5,358	$5,845	$3,855	$7,348

*	Deductions represent warranty claims paid out in the form of service costs and/or product replacements.

6.	COMPREHENSIVE INCOME

Comprehensive income and its components are as follows:

	Three Months Ended March 31,
	2004	2003
Net income	$6,437	$13,689
Foreign currency translation adjustments	(304)	21

Comprehensive income	$6,133	$13,710

Accumulated other comprehensive income at March 31, 2004 and December 31, 2003 is due to the foreign currency translation adjustment to the financial statements of the foreign subsidiaries.

7.	REPORTABLE SEGMENTS

The Company’s reportable segments include its direct, commercial/retail, and corporate segments. The direct segment includes all products and related operations involved in marketing to consumers through a variety of direct marketing channels. The Bowflex and TreadClimber lines of fitness equipment and the Nautilus Sleep Systems line of premium air support sleep systems are the principal products in the Company’s direct segment.

The commercial/retail segment includes all products and related operations that do not involve direct marketing to consumers. Products in this segment include Nautilus, Schwinn, StairMaster, Trimline, and Bowflex commercial and retail fitness equipment and accessories.

The corporate holding company segment includes director costs, legal and accounting fees, salaries of corporate personnel, as well as other costs not specifically attributable to the other two business segments. In addition, treasury is a corporate function, so interest income from investments is included in the corporate segment.

The following table presents selected information about the Company’s three reportable segments:

	Direct	Commercial/ Retail	Corporate	Total
Period Ended March 31, 2004

Net sales	$62,237	$68,659	$—	$130,896

Segment net income (loss)	$2,251	$5,648	$(1,462)	$6,437

Period Ended March 31, 2003

Net sales	$78,931	$50,518	$—	$129,449

Segment net income (loss)	$11,961	$2,908	$(1,180)	$13,689

	Direct	Commercial/ Retail	Corporate	Total
As of March 31, 2004

Segment assets	$37,251	$156,746	$111,844	$305,841

As of December 31, 2003

Segment assets	$37,955	$173,990	$99,990	$311,935

8.	EARNINGS PER SHARE

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

The calculation of weighted-average outstanding shares is as follows:

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income	$6,437	32,611,928	$0.20	$13,689	32,550,735	$0.42

Effect of dilutive securities:
Stock options	—	648,436	(0.01)	—	66,823	0.00

Diluted EPS:
Net income	$6,437	33,260,364	$0.19	$13,689	32,617,558	$0.42

Out of 2,855,348 total options outstanding, 557,345 options were not included in the calculation of diluted earnings per share for the three months ended March 31, 2004, because they would have been antidilutive. Out of 1,451,951 total options outstanding, 661,350 options were not included in the calculation of diluted earnings per share for the three months ended March 31, 2003 because they would have been antidilutive.

9.	STOCK REPURCHASE PROGRAM

In January 2003, the Board of Directors authorized the expenditure of up to $50,000 to purchase shares of the Company’s common stock in open-market transactions. During the three months ended March 31, 2003, the Company repurchased a total of 100,300 shares of common stock in open market transactions for an aggregate purchase price of $1,422. The authorization expired on June 30, 2003.

10.	COMMITMENTS AND CONTINGENCIES

Guarantees – From time to time, the Company arranges for commercial leases or other financing sources to enable certain of its commercial customers to purchase the Company’s equipment. While most of these financings are without recourse, in certain cases the Company provides a guarantee or other recourse provisions to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the commercial equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the commercial customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under SFAS No. 5, Accounting for Contingencies, in situations when collection of the lease payments is not probable. At March 31, 2004, the maximum contingent liability under all recourse and guarantee provisions, including recourse and guarantee provisions issued prior to January 1, 2003, was approximately $3,968. As of March 31, 2004, lease terms on outstanding commercial customer financing arrangements were between 3 and 7 years. A reserve for estimated losses under recourse provisions of $36 has been recorded based on historical loss experience and is included in accrued expenses at March 31, 2004. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has also recorded additional liability and corresponding reduction of revenue of $46 for the three months ended March 31, 2004 for the estimated fair value of the Company’s guarantees issued during the period. The fair value of the guarantees was determined based on the estimated risk premium a bank or similar institution would require in order to extend financing to a customer in the absence of a third-party guarantee. This liability is being reduced over the life of each respective guarantee. In most cases if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the commercial customer. It is not practical to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Product Warranty Matters – Our product warranty accrual reflects management’s best estimate of probable liability under its product warranties. We determine the warranty accrual based on known product failures (if any), historical experience, and other currently available evidence.

Product Safety Matters – On December 8, 2003, the Company disclosed the implementation of a safety reinforcement program specifically for Bowflex Power Pro exercise machines that are equipped with a lat tower attachment. In cooperation with the U.S. Consumer Product Safety Commission (the “CPSC”), the Company began working with its retailers to upgrade existing retail inventory with the necessary safety reinforcement hardware. Consumers that purchased the affected Bowflex Power Pro machines through one of our direct sales channels were notified of the availability of the safety reinforcement kit. A product safety reinforcement reserve has been established for the cost of the reinforcement kits, the third-party call center costs to process customer requests for the kit, and costs to mail the kit to our customers. The reserve reflects management’s best estimate of probable liability, but is subject to change based upon actual customer requests for the kit.

In February 2004, the Company was notified that the CPSC is investigating whether the Company violated the reporting obligations of the Consumer Product Safety Act (the “Act”) in connection with bench and lat tower incidents reported by users of the Bowflex Power Pro with lat tower attachment. Under the Act, the CPSC may assess penalties if it is determined that a product defect was not reported in accordance with the Act. The Company is fully cooperating with this investigation and believes the outcome will not have a material impact on its financial position, results of operations or cash flows.

Legal Matters – The Company is subject to litigation, claims and assessments in the ordinary course of business, including disputes that may arise from intellectual property related matters. Many of our legal matters are covered in whole or in part by insurance. Management believes that any liability resulting from such matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

In December 2002, the Company filed suit against ICON Health and Fitness, Inc. (“ICON”) in the Federal District Court, Western District of Washington (the “District Court”) alleging infringement by ICON of the Company’s Bowflex patents and trademarks. The Company seeks injunctive relief, unquantified treble damages and its fees and costs. In October 2003, the District Court dismissed our patent infringement claims. The Company appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”). The District Court has scheduled a trial on our patent infringement claim against ICON in March 2005, although the Company is seeking an earlier trial date.

In July 2003, the District Court ruled in favor of the Company on a motion for preliminary injunction on the issue of trademark infringement, and entered an order barring ICON from using the trademark “CrossBow” on any exercise equipment. In its ruling, the District Court concluded that the Company showed “a probability of success on the merits and irreparable injury” on its trademark infringement claim. In August 2003, the Appeals Court granted ICON a temporary stay regarding the motion for a preliminary injunction enjoining ICON from using the trademark “CrossBow.” This stay allows ICON to continue using the trademark “CrossBow” until a decision is issued by the Appeals Court. The Company presented oral argument to the Appeals Court in January 2004, and the Court has not yet issued a decision. The Company expects the District Court to conduct a trial on our trademark infringement claims against ICON shortly after the patent trial.

11.	RELATED-PARTY TRANSACTIONS

The Company incurred royalty expense under an agreement with a stockholder of the Company of $1,566 and $1,791 for the three months ended March 31, 2004 and 2003, respectively. In addition to the royalty agreement, the stockholder has separately negotiated an agreement dated September 18, 1992, when the Company was privately held, between the stockholder, the Company’s former Chairman and Chief Executive Officer (“former Chairman”), and a former director of the Company. That separate agreement stipulates that annual royalties above $90 would be paid 60% to the stockholder, 20% to the former Chairman and 20% to the former director.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “could,” “may,” “will,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projections,” “potential,” “continue,” or words of similar import, constitute “forward-looking statements.” Investors are cautioned that all forward-looking statements involve risks and uncertainties, and various factors could cause actual results to differ materially from those in the forward-looking statements. From time to time and in this Form 10-Q, we may make forward-looking statements relating to our financial performance, including the following:

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

EXECUTIVE OVERVIEW

The Nautilus Group, Inc. is a leading marketer, developer and manufacturer of branded health and fitness products sold under such well-known names as Nautilus, Bowflex, Schwinn, and StairMaster. Our products are distributed through diversified direct, retail and commercial sales channels. We market and sell our Bowflex, TreadClimber, and Nautilus Sleep Systems products through our direct-marketing channel utilizing an effective combination of television commercials, infomercials, response mailings, the Internet, and inbound/outbound call centers. We market and sell our Nautilus, Schwinn, and StairMaster commercial fitness equipment through our sales force and selected dealers to health clubs, government agencies, hotels, corporate fitness centers, colleges, universities and assisted living facilities worldwide. We also market a comprehensive line of consumer fitness equipment sold under the Nautilus, Schwinn, StairMaster, Bowflex, and Trimline brands, through a network of specialty and sporting goods dealers, distributors and retailers worldwide.

Our reportable segments include the direct, commercial/retail, and corporate segments. The direct segment includes all products and related operations involved in marketing to consumers through a variety of direct marketing channels. The Bowflex line of strength equipment and TreadClimber line of cardiovascular equipment are the principal fitness equipment products in our direct segment. In the rest product market, we offer a line of premium air sleep systems, called Nautilus Sleep Systems, which are also marketed through our direct segment.

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

The corporate holding company reflects activities that include director costs, legal and accounting fees, salaries of corporate personnel, as well as other costs not specifically attributable to the other two business segments. In addition, treasury is a corporate function, so interest income from investments is included in the corporate segment.

First Quarter 2004 Results

As we look at our financial and operational results for the first quarter of 2004, we are beginning to see the initial results of our turnaround plan that began during the second half of 2003.

Net sales increased quarter over quarter for the first time since the fourth quarter of 2002 with sales of $130.9 million in the first quarter of 2004 compared with $129.4 million in the same period a year ago. During the quarter, a number of our brands performed particularly well, including TreadClimber, Bowflex, and our improved Nautilus strength line, Nitro Plus. This improvement is partly due to our increased focus and investment in research and development. In the past few quarters, we have increased our spending on research and development, and we are beginning to experience the early benefits of this investment.

In terms of unit sales, our Bowflex brand appears to have stabilized with sales of 30,000 units through our direct channel and 29,000 units through the retail channel during the quarter. Bowflex unit sales through our direct and retail channels combined in the first quarter of 2004 were 59,000 units compared to 53,000 and 49,000 for the fourth and third quarters of 2003, respectively. We are experiencing positive results in our retail channel, in part, due to our direct channel advertising and strong brand recognition. We believe our innovation strategy along with our strong Bowflex brand will allow us to maintain our leadership position in the home gym market despite the expiration of the main patent for the Bowflex Power Rod resistance technology in April 2004.

Our TreadClimber brand contributed $13.3 million in revenue for the quarter, a 39% increase over the fourth quarter of 2003 and a $13.2 million increase over the first quarter of 2003. Sales from this product line have exceeded our expectations thus far, and we are comfortable with the upper range of our projections we gave at the beginning of this year of reaching $60 million in revenue for 2004.

We also continued to diversify our revenue from a channel perspective and by product line. Revenue from the commercial/retail segment increased by almost 36% in the first quarter of 2004 compared to the same period in 2003, and made up over 52% of total net sales for the first quarter of 2004 compared to 39% in the same period a year ago. In addition, non-Bowflex revenue accounted for 52% of total net sales in the first quarter of 2004 compared to 42% in 2003, pointing out that we are realizing our goal of diversifying our revenue by product line.

Despite the net sales growth in the quarter, gross profit margin was down from 55.1% in the first quarter of 2003 to 43.4% in the first quarter of 2004. The reduction in gross profit margin was the result of several factors, including a more diversified channel mix with increased sales in the lower margin retail channel, a change in sales mix within the direct segment from the higher margin Bowflex to the TreadClimber, increased warranty expenses partially associated with the doubling of the warranty period on our Bowflex Power Pro model and the increase in TreadClimber sales, and additional expense associated with the Bowflex Power Pro safety reinforcement program due to greater than anticipated customer response. Our Bowflex Power Pro model was the subject of a voluntary product safety reinforcement program in cooperation with the Consumer Product Safety Commission that was formally announced in January 2004.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

We recognize revenue when products are shipped and we have no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectibility is reasonably assured or probable, and title and risk of loss have passed. Revenue is recognized net of applicable promotional discounts, rebates, and return allowances. In addition, revenue is recognized upon installation for the Nautilus commercial equipment if we are responsible for installation. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. In addition, from time to time, we arrange for leases or other financing sources to enable certain of our commercial customers to purchase our equipment. In the event that a guarantee of the commercial customer’s lease obligation is made, we record a liability and corresponding reduction of revenue for the estimated fair value of the guarantee and then recognize revenue over the life of the lease obligation.

Stock-Based Compensation

We measure compensation expense for our stock-based employee compensation plans using the method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In Note 1 of the Notes to Consolidated Financial Statements, we provide pro forma disclosures of net income and earnings per share as if the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense. A change to recognize compensation expense for all options granted using a fair value approach would have a significant impact on our results of operations.

Warranty Reserves

The product warranty reserve includes the cost to manufacture (raw materials, labor and overhead) or purchase warranty parts from our suppliers as well as the cost to ship those parts to our customers. The cost of labor to install a warranted part on our manufactured commercial equipment is also included. The warranty reserve is based on our historical experience with each product. A warranty reserve is established for new products based on historical experience with similar products, adjusted for any technological advances in manufacturing or materials used. We track warranty claims by part and reason for claim in order to identify any potential warranty trends. The warranty trends are evaluated periodically with respect to future volume and nature of likely claims. Adjustments, if any are so indicated, are made to the warranty reserve to reflect our judgment regarding the likely effect of the warranty trends on future claims. If we were to experience a significant volume of warranty claims for a particular part or for a particular reason, we may need to make design changes to our product. If we believed it was necessary to implement those design changes to our installed base of products, our warranty costs could change materially. A change in warranty experience could have a significant impact on our financial position, results of operations and cash flows.

Product Safety Reinforcement (Recall) Program Reserve

The reserve for the product safety reinforcement (recall) program includes the cost of the reinforcement kits, the third-party call center costs to process customer requests for the kit, and costs to mail the kit to our customers. The reserve is calculated based on historical customer response rates for similar issues faced by other companies, as noted by the Consumer Product Safety Commission, and is updated to reflect our actual customer response experience. Although our estimates are based on historical information, there remains a great deal of uncertainty due to the unique circumstances surrounding each company and product. If actual customer response rates vary from existing estimates, adjustments will be made to the reserve to reflect any changes in our judgment regarding ultimate customer response results. A change in program response rate from our estimates could have a significant impact on our financial position, results of operations and cash flows.

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

Sales Return Reserves

The sales return reserve is maintained based on our historical experience of direct-marketed product return rates during the period in which a customer can return a product for refund of the full purchase price, less shipping and handling in most instances. The return periods for Bowflex, TreadClimber, Champion Nutrition, and Nautilus Sleep Systems product lines are six weeks, 30 days, 30 days, and 90 days, respectively. Sales returns have not been material for products sold through our commercial and retail channels. We track product returns in order to identify any potential negative customer satisfaction trends. Our return reserve may be sensitive to a change in our customers’ ability to pay during the trial period due to unforeseen economic circumstances and to different product introductions that might fulfill the customers’ needs at a perceived better value. Any major change in the aforementioned factors may increase sales returns, which could have a significant impact on our financial position, results of operations and cash flows.

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

Intangible Asset Valuation

Currently, intangible assets consist predominantly of the Nautilus, Schwinn, and StairMaster trademarks and goodwill associated with the acquisition of Schwinn Fitness. Management estimates affecting these trademark and goodwill valuations include determination of useful lives and estimates of future cash flows and fair values to perform an impairment analysis on an annual basis. The useful lives assigned by management to the Nautilus, Schwinn, and StairMaster trademarks are indefinite, 20 years, and indefinite, respectively. Any major change in the useful lives and/or the determination of an impairment associated with the valuation of the aforementioned intangible assets may result in asset value write-downs, which could have a significant impact on our current and future financial position and results of operations.

Income Tax Provision

The Company follows SFAS No. 109, Accounting for Income Taxes, which requires use of the liability method in accounting for income taxes. The Company’s annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. The Company maintains reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are frequently reviewed for their adequacy and appropriateness. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in income tax expense (benefit) in the Consolidated Statement of Income in the period of the event.

Deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying value of existing assets and liabilities and their respective tax bases. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. When it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. No valuation allowance has been provided for deferred tax assets, since we anticipate the full amount of these assets should be realized in the future. However, if the facts or financial results were to change and impact the likelihood of realizing the deferred tax assets, judgment would be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period.

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

STATEMENT OF OPERATIONS DATA – THREE MONTHS ENDED MARCH 31

The following tables present certain consolidated financial data as a percentage of net sales and statement of operations data comparing results for the first quarter of 2004 and 2003:

Statement of Operations Data

	Quarter Ended March 31,
(% of Net Sales)	2004	2003
Net sales	100.0%	100.0%

Cost of sales	56.6	44.9

Gross profit	43.4	55.1

Operating expenses:
Selling and marketing	27.3	30.5
General and administrative	5.5	5.4
Research and development	1.4	1.0
Royalties	1.7	1.6

Total operating expenses	35.9	38.5

Operating income	7.5	16.6

Other income (expense) - net	0.2	(0.1)

Income before income taxes	7.7	16.5
Income tax expense	2.8	5.9

Net income	4.9%	10.6%

Statement of Operations Data

	Quarter Ended March 31,
(In Thousands)	2004	2003	$ change	% change
Net sales	$130,896	$129,449	$1,447	1.1%
Cost of sales	74,040	58,138	15,902	27.4%

Gross profit	56,856	71,311	(14,455)	-20.3%

Operating expenses:
Selling and marketing	35,742	39,501	(3,759)	-9.5%
General and administrative	7,215	6,874	341	5.0%
Research and development	1,811	1,355	456	33.7%
Royalties	2,269	2,090	179	8.6%

Total operating expenses	47,037	49,820	(2,783)	-5.6%

Operating income	9,819	21,491	(11,672)	-54.3%

Other income (expense) - net	239	(102)	341	334.3%

Income before income taxes	10,058	21,389	(11,331)	-53.0%
Income tax expense	3,621	7,700	(4,079)	-53.0%

Net income	$6,437	$13,689	$(7,252)	-53.0%

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2004 AND 2003

Net Sales

Net sales increased by 1.1% to $130.9 million in the first quarter of 2004 from $129.4 million in the first quarter of 2003. This increase is mainly attributed to sales growth from our TreadClimber product line, partially offset by a decline in Bowflex direct product sales. Sales within our direct segment were $62.2 million in the first quarter of 2004, a decrease of $16.7 million, or 21.2%, compared with the first quarter of 2003. Our direct segment accounted for 47.5% of our aggregate net sales in the quarter, down from 61.0% in the first quarter of 2003. The majority of the sales in our direct segment are from our Bowflex product line, which accounted for 75.3% of our direct segment net sales in the first quarter of 2004, down from 88.7% during the same period in 2003. We believe the decrease in direct segment sales is primarily due to competition for our Bowflex product line which has reduced the effectiveness of our advertising spending. In particular, we believe competing products have adversely affected demand for our Bowflex products as unit sales through the direct channel declined to 30,000 in 2004 from 46,000 in 2003, or 34.8%. In July of 2003, we introduced the Bowflex Xtreme to compete more effectively with our lower-priced competition. Going forward, we anticipate the introduction of lower-priced products by our competitors, especially considering the expiration of the main Bowflex patent in April 2004. In managing our advertising spending, we monitor the cost per order to determine the success of our advertising campaigns. Cost per order varies for each advertisement we run, with a lower cost per order indicating greater effectiveness. This information helps drive future advertisement purchasing decisions. We believe competition has adversely impacted cost per order in the first quarter of 2004 compared to the first quarter of 2003.

Our TreadClimber product line, introduced in March 2003, has continued to exceed our expectations. In the first quarter of 2004, TreadClimber sales accounted for 21.3% of our direct segment net sales compared to less than 1.0% during the same period in 2003. We expect TreadClimber sales to be a significant portion of our non-Bowflex revenue going forward.

Sales within our commercial/retail segment were $68.7 million in the first quarter of 2004, an increase of 35.9% over 2003. The increase in sales within the commercial/retail segment is primarily attributable to growth in Bowflex sales through the retail channel. Certain models from our Bowflex product line were introduced to the retail sales channel beginning in the first quarter of 2003. In the first quarter of 2004, Bowflex retail sales were $15.8 million compared to $4.6 million during the same period in 2003 representing an increase of $11.2 million, or 239.9%. Bowflex sales accounted for 23.0% of overall commercial/retail segment sales and 61.5% of the increase in commercial/retail segment sales during the first quarter of 2004. We have been able to leverage the hundreds of millions of dollars spent on television advertising of the Bowflex product line to create consumer demand in the retail sales channel where many consumers prefer buying premium fitness products. In the future, we anticipate more of our direct segment products being sold through the commercial/retail sales channel in order to leverage our significant direct marketing advertising investment.

Our commercial/retail segment product portfolio consists of a wide array of both strength and cardiovascular fitness products sold through the commercial and retail channels under brand names that include Nautilus, Bowflex, Schwinn, StairMaster, and Trimline. In the first quarter of 2004, our commercial/retail segment accounted for 52.5% of our net sales, up from 39.0% during the same period in 2003, as we continued to execute our strategy of expanding our presence, product lines, and brands across all our sales channels. This increase in commercial/retail segment sales as a percentage of our total net sales can also be attributed to the decline in direct segment sales during the first quarter of 2004 compared to the first quarter of 2003. During the first quarter of 2004, our commercial/retail segment sales increased 15.2%, excluding sales from our Bowflex product line through the retail sales channel.

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

We believe our business will show increased seasonality going forward as we anticipate sales through the commercial/retail channels will continue to grow as a percentage of total sales. We believe that sales within our commercial/retail segment are considerably lower in the second quarter of the year compared to the other quarters. Our strongest quarter for the commercial/retail segment is generally the fourth quarter, followed by the first and third quarters. We believe the principal reasons for this trend are heightened consumer demand for fitness equipment during the relatively colder months of October through February. In addition, retailers tend to delay purchases until the new product lines are introduced, which generally begins in September each year. In our direct marketing business, we have found that second quarter influences on television viewership, such as the broadcast of national network season finales and seasonal weather factors, cause our spot television commercials on national cable television to be less effective in the second quarter than in other periods of the year.

As we continue to move to a more diversified revenue stream, we expect to experience overall seasonality similar to the retail and commercial sales channels. We believe our revenue and earnings will be lower in the first half of 2004 compared to the latter half of the year, with the second quarter being the weakest. In the first six months of 2003, our commercial and retail sales channels generated approximately 37% of its full year revenue and 22% of its full year net income.

Gross Profit

Gross profits decreased $14.5 million, or 20.3%, in the first quarter of 2004 compared to the same period in 2003. Our overall gross profit margin decreased to 43.4% in the first quarter of 2004, compared to 55.1% in the same period a year ago. Approximately half of the decline in gross profit margin can be attributed to the shift in sales mix by channel. As sales of inherently lower margin products in the commercial/retail segment continue to grow as a percentage of total sales, declines in gross profit margin are to be expected. As we move toward greater diversification in our business across channels, management looks to operating income as a better indicator of how our business segments are performing. This is due to the significant marketing expenses required in our direct business that is reflected in operating margin, not gross profit margin.

The gross profit margin within our direct segment was 59.2% in the first quarter of 2004 compared to 71.7% in the first quarter of 2003. Approximately 5.8 percentage points of the decline in direct segment margin was due to additional warranty and product safety reinforcement related costs associated with the doubling of the Bowflex Power Pro warranty, increased TreadClimber sales, and greater than anticipated customer response for the Bowflex Power Pro reinforcement kit. Typically, cardiovascular products like the TreadClimber result in greater warranty costs compared with strength equipment due to greater mechanical complexity. Approximately 3.7 percentage points of the decline in gross profit margin is due to a change in sales mix from the higher margin Bowflex to the TreadClimber. As we continue to sell more units of the TreadClimber, we believe our TreadClimber margins will increase as we obtain volume based price reductions from suppliers and leverage our fixed costs. Approximately 2.7 percentage points of the decline is due to increased shipping costs due to the combination of carrier rate increases and certain sales promotions involving “trade ups” and “trade ins” of Bowflex products.

The gross profit margin within our commercial/retail segment remained unchanged at 29.2% in the first quarter of 2004, compared with the same period in 2003.

Operating Expenses

Selling and Marketing

Selling and marketing expenses decreased to $35.7 million in the first quarter of 2004 from $39.5 million in the same period a year ago, a decrease of 9.5%. As a percentage of net sales, overall selling and marketing expenses decreased to 27.3% in the first quarter of 2004 from 30.5% in the first quarter of 2003.

Selling and marketing expenses within our direct segment declined by $4.2 million in the first quarter of 2004 compared to the same period a year ago, but increased to 46.2% of net sales from 41.7% of net sales comparing the same periods. Approximately 1.7 percentage points of the increase in selling and marketing expense as a percentage of net sales was due to cost associated with our successful efforts to expand our special promotional consumer finance programs to our customers to increase sales. An additional 1.4 percentage points of the increase in selling and marketing expenses as a percentage of sales can be attributed to increased direct mailing costs as we capitalized on our expanding customer database to generate customer inquiries and drive sales. Approximately 1.1 percentage points of the increase can be attributed to increased depreciation expense associated with our customer relationship management information system implemented in the second quarter of 2003. As a result of capitalizing on our database and promoting our special financing programs we were able to stabilize our direct advertising expense as a percentage of net sales to 30.1% in the first quarter of 2004 compared to 30.0% in the first quarter of 2003.

Selling and marketing expenses within our commercial/retail segment were 10.2% of net sales in the first quarter of 2004, compared to 13.0% in the first quarter of 2003. This decline in selling and marketing expense as a percentage of sales is primarily due to leveraging the direct channel advertising investment combined with providing consumers the Bowflex products in the retail channel where they want to buy them.

General and Administrative

General and administrative expenses increased to $7.2 million in the first quarter of 2004 from $6.9 million in the same period a year ago, an increase of $0.3 million, or 5.0%. As a percentage of net sales, general and administrative expenses were comparable at 5.5% in the first quarter of 2004 and 5.4% in the first quarter of 2003. Our direct and commercial/retail segments general and administrative expenses were comparable in the first quarter of 2004 compared to the first quarter of 2003. Our corporate segment general and administrative expenses increased $0.7 million in the first quarter of 2004 compared to the same period a year ago due primarily to additional costs associated with building our management team.

Research and development

Research and development expenses increased to $1.8 million in the first quarter of 2004 from $1.3 million in the same period a year ago, an increase of $0.5 million, or 33.7%. Direct segment research and development increased to $0.5 million in the first quarter of 2004 compared to $0.3 million in the same period a year ago, an increase of 50.2%. Commercial/retail segment research and development increased to $1.3 million in the first quarter of 2004 compared to $1.0 million in the same period a year ago, an increase of 28.5%. The increase in research and development expenses is consistent with the innovation component of our Company strategy launched in 2003, and we expect to increase our investment going forward.

Royalties

Royalty expense increased to $2.3 million in the first quarter of 2004 from $2.1 million in the same period a year ago, an increase of 8.6%. Our direct and commercial/retail segments have several agreements under which we are obligated to pay royalties on certain products. The increase in our royalty expense is primarily attributable to a change in product sales mix in which royalties on our non-Bowflex products offset the decrease in royalties associated with our Bowflex products in the quarter. The patent for the Bowflex Power Rod resistance technology expired April 27, 2004, after which time we are no longer obligated to pay royalties related to Bowflex product sales. Looking forward, we expect royalty expense to fluctuate primarily based on sales of our TreadClimber products as we are obligated to pay royalties (3% of TreadClimber net sales) to the inventor of the main patent on the TreadClimber, until this patent expires on December 13, 2013.

Operating Income

Operating income decreased to $9.8 million in the first quarter of 2004 from $21.5 million in the same period a year ago, a decrease of 54.3%. Operating margin decreased to 7.5% in the first quarter of 2004 compared to 16.6% in the same period in 2003. As we move toward greater diversification in our business between direct and commercial/retail channels, management looks to operating income as a better indicator of how our business segments are performing. Our direct segment operating margin decreased to 5.7% in the first quarter of 2004 compared to 23.6% during the same period in 2003. The direct segment operating margin is sensitive to changes in advertising rates. For example, if we were to experience a 5% increase in advertising costs, we estimate that our direct segment operating margin would decline by approximately 1.5 percentage points. Our commercial/retail segment operating margin increased to 12.8% in the first quarter of 2004 compared to 9.3% during the same period in 2003.

Income Tax Expense

Income tax expense decreased by $4.1 million to $3.6 million for the first quarter of 2004 from $7.7 million for the same period of 2003 due to the decline in our income before taxes. We expect our income tax expense to fluctuate in line with changes in our income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our business primarily from cash generated by our operating activities. During the first quarter of 2004, our operating activities generated $22.9 million in net cash, which contributed to an aggregate $92.1 million balance in cash and cash equivalents, compared with $19.2 million in net cash generated by our operating activities in the first quarter of 2003.

Net cash used in investing activities was $0.4 million in the first quarter of 2004 compared with net cash provided by investing activities in the first quarter of 2003 of $14.0 million. The largest component of this change was due to $17.6 million of short-term investments that matured in the first quarter of 2003. Additionally, capital expenditures were down significantly from $3.6 million in the first quarter of 2003 to $0.4 million during the same period in 2004. The capital expenditures in 2003 primarily consisted of manufacturing equipment and information systems and related equipment. Similar capital investments were not required in 2004.

Net cash used in financing activities was $3.0 million in the first quarter of 2004, which can be largely attributed to cash dividends paid of $3.3 million. Net cash used in financing activities was $4.1 million in the first quarter of 2003, which can be attributed to cash dividends paid of $3.3 million and Company stock repurchases of $1.4 million, partially offset by $0.6 million of stock option exercises.

Working capital was $144.9 million at March 31, 2004 compared to $138.7 million at December 31, 2003, largely due to increased cash and cash equivalents as a result of net income for the period offset by the collection of trade receivables. The $19.5 million decrease in trade receivables can primarily be attributed to seasonality of the business, as our fourth quarter is our strongest sales quarter. The $2.3 million decrease in inventories can primarily be attributed to alignment of inventory levels with anticipated sales volume as we approach the slower season for fitness equipment sales. The $9.4 million decrease in trade payables is primarily due to the timing of inventory purchases, which tend to be lower in the first quarter compared with the fourth quarter due to the seasonal nature of the business.

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

OFF-BALANCE SHEET ARRANGEMENTS

From time to time, we arrange for leases or other financing sources with third parties to enable certain of our commercial customers to purchase our equipment. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. The purpose of these guarantees is to increase our selling opportunities to commercial customers that would not otherwise be able to obtain affordable financing to purchase our equipment. At March 31, 2004, the maximum contingent liability under all recourse provisions was approximately $4.0 million. Refer to Note 10 of the Notes to Consolidated Financial Statements for further discussion of the accounting treatment for these arrangements. We expect an increase in these types of arrangements going forward.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (“the FASB”) issued Interpretation (“FIN”) No. 46R, a revision to FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN No. 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN No. 46 prior to this effective date can continue to apply the provisions of FIN No. 46 until the effective date of FIN No. 46R or elect early adoption of FIN No. 46R. The Company adopted FIN No. 46 for the fiscal year ended December 31, 2003 and FIN No. 46R for the quarter ended March 31, 2004. The adoption of FIN No. 46 and FIN No. 46R has had no effect on the Company’s financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks since the filing of our 2003 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2004.

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

FOREIGN EXCHANGE RISK

The Company is exposed to foreign exchange risk from currency fluctuations, mainly in Europe. Given the relative size of the Company’s current foreign operations, the Company does not believe the exposure to changes in applicable foreign currencies to be material, such that it could have a significant impact on our current or near-term financial position, results of operations, or cash flows. Management estimates the maximum impact on stockholders’ equity of a 10% change in any applicable foreign currency to be $1.4 million.

INTEREST RATE RISK

The Company has financed its growth through cash generated from operations. At March 31, 2004, the Company had no outstanding borrowings and was not subject to any related interest rate risk.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In December 2002, the Company filed suit against ICON Health and Fitness, Inc. (“ICON”) in the Federal District Court, Western District of Washington (the “District Court”) alleging infringement by ICON of the Company’s Bowflex patents and trademarks. The Company seeks injunctive relief, unquantified treble damages and its fees and costs. In October 2003, the District Court dismissed our patent infringement claims. The Company appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”). The District Court has scheduled a trial on our patent infringement claim against ICON in March 2005, although the Company is seeking an earlier trial date.

In July 2003, the District Court ruled in favor of the Company on a motion for preliminary injunction on the issue of trademark infringement, and entered an order barring ICON from using the trademark “CrossBow” on any exercise equipment. In its ruling, the District Court concluded that the Company showed “a probability of success on the merits and irreparable injury” on its trademark infringement claim. In August 2003, the Appeals Court granted ICON a temporary stay regarding the motion for a preliminary injunction enjoining ICON from using the trademark “CrossBow.” This stay allows ICON to continue using the trademark “CrossBow” until a decision is issued by the Appeals Court. The Company presented oral argument to the Appeals Court in January 2004, and the Court has not yet issued a decision. The Company expects the District Court to conduct a trial on our trademark infringement claims against ICON shortly after the patent trial.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index:

Exhibit No.	Document Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended March 31, 2004:

•	Form 8-K dated January 28, 2004, under Items 5, 7, and 12, associated with the press release announcing fourth quarter 2003 earnings and first quarter 2004 earnings estimates, and declaring the regular quarterly dividend for the first quarter of 2004.

•	Form 8-K dated January 29, 2004, under Items 5 and 7, associated with the press release announcing a voluntary product safety reinforcement (recall) program relating only to the Bowflex Power Pro model with Lat Tower attachment, in cooperation with the U.S. Consumer Product Safety Commission.

•	Form 8-K dated February 4, 2004, under Items 5 and 7, associated with the press release announcing the doubling of the five-year warranty period on its line of Bowflex Power Pro resistance exercise equipment to a full ten years.

•	Form 8-K dated February 17, 2004, under Items 5 and 7, associated with the press release announcing Chairman Brian Cook’s retirement, effective March 1, 2004, from his position as Chairman and member of the Board of Directors, and that Gregg Hammann, President and Chief Executive Officer, was elected to assume the additional position of Chairman.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NAUTILUS GROUP, INC.

May 10, 2004 Date	By:	/s/ Greggory C. Hammann
Greggory C. Hammann, Chairman, Chief Executive Officer and President (Principal Executive Officer)

May 10, 2004 Date	By:	/s/ Rod W. Rice
Rod W. Rice, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)