Form 10-Q
period 2004-06-30
NAUTILUS GROUP INC
filed 2004-08-06
CIK 1078207

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Number of shares of issuer’s common stock outstanding as of August 3, 2004: 32,740,103

THE NAUTILUS GROUP, INC.

JUNE 30, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE NAUTILUS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,891	$72,634
Trade receivables (less allowance for doubtful accounts of $2,100 and $2,538 in 2004 and 2003, respectively)	47,175	75,492
Inventories	49,685	53,129
Prepaid expenses and other current assets	5,293	6,049
Short-term notes receivable	2,166	2,362
Current deferred tax asset	4,195	4,646

Total current assets	198,405	214,312
PROPERTY, PLANT AND EQUIPMENT, net	46,656	50,602
GOODWILL	29,755	29,755
OTHER ASSETS, net	17,034	17,266

TOTAL ASSETS	$291,850	$311,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$25,798	$34,879
Accrued liabilities	20,686	28,648
Income taxes payable	3,083	8,488
Royalty payable to stockholders	581	2,133
Customer deposits	2,166	1,453

Total current liabilities	52,314	75,601
NONCURRENT DEFERRED TAX LIABILITY	10,427	10,206
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock – authorized, 75,000,000 shares of no par value; issued and outstanding, 32,728,227 and 32,605,448 shares at June 30, 2004 and December 31, 2003, respectively	4,174	2,828
Unearned compensation	(1,374)	(1,544)
Retained earnings	223,424	221,580
Accumulated other comprehensive income	2,885	3,264

Total stockholders’ equity	229,109	226,128

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$291,850	$311,935

See notes to consolidated financial statements.

THE NAUTILUS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
NET SALES	$100,179	$100,602	$231,075	$230,051
COST OF SALES	50,858	47,070	124,898	105,139

Gross profit	49,321	53,532	106,177	124,912
OPERATING EXPENSES:
Selling and marketing	36,611	35,695	72,353	75,196
General and administrative	7,340	8,754	14,555	15,661
Research and development	1,276	1,131	3,087	2,486
Related-party royalties	277	1,450	1,843	3,241
Third-party royalties	1,096	337	1,799	636

Total operating expenses	46,600	47,367	93,637	97,220

OPERATING INCOME	2,721	6,165	12,540	27,692
OTHER INCOME (EXPENSE):
Interest income	296	230	542	459
Other, net	6	945	(1)	578

Total other income, net	302	1,175	541	1,037

INCOME BEFORE INCOME TAXES	3,023	7,340	13,081	28,729
INCOME TAX EXPENSE	1,088	2,642	4,709	10,342

NET INCOME	$1,935	$4,698	$8,372	$18,387

BASIC EARNINGS PER SHARE	$0.06	$0.14	$0.26	$0.56
DILUTED EARNINGS PER SHARE	$0.06	$0.14	$0.25	$0.56
Weighted average shares outstanding:
Basic shares outstanding	32,643,942	32,564,141	32,639,157	32,557,475
Diluted shares outstanding	33,423,650	32,621,774	33,326,906	32,584,219

See notes to consolidated financial statements.

THE NAUTILUS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,372	$18,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,961	5,630
Amortization of unearned compensation	170	—
Loss on sale of property, plant and equipment	35	43
Tax benefit of exercise of nonqualified options	206	516
Deferred income taxes	669	429
Changes in assets and liabilities:
Trade receivables	28,025	13,776
Inventories	3,262	1,901
Prepaid expenses and other current assets	737	1,484
Trade payables	(9,046)	(19,699)
Income taxes payable	(5,389)	(1,099)
Accrued liabilities and royalty payable to stockholders	(9,389)	541
Customer deposits	735	348

Net cash provided by operating activities	24,348	22,257

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,895)	(4,619)
Proceeds from sale of property, plant and equipment	15	6
Net decrease in other assets	42	255
Proceeds from maturities of short-term investments	—	17,578
Net decrease in notes receivable	196	191

Net cash provided by (used in) investing activities	(1,642)	13,411

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid on common stock	(6,528)	(6,509)
Stock repurchases	—	(1,422)
Proceeds from exercise of stock options	1,141	875

Net cash used in financing activities	(5,387)	(7,056)

Effect of foreign currency exchange rate changes	(62)	(601)

(Continued)

THE NAUTILUS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
NET INCREASE IN CASH AND CASH EQUIVALENTS	$17,257	$28,011
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	72,634	31,719

CASH AND CASH EQUIVALENTS, END OF PERIOD	$89,891	$59,730

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$9,216	$10,503

See notes to consolidated financial statements.	(Concluded)

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results of operations and financial position for the interim periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Consolidation – The consolidated financial statements include The Nautilus Group, Inc. and its wholly-owned subsidiaries (collectively the “Company”). All intercompany transactions and balances have been eliminated.

Use of Accounting Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to revenue recognition, stock-based compensation, warranty reserves, legal reserves, sales return reserves, the allowance for doubtful accounts, inventory valuation, intangible asset valuation, and income tax provision.

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

With one exception, the Company has not recognized compensation expense relating to employee stock options because it has granted options with an exercise price equal to the fair value of the stock on the effective date of grant. In July 2003, certain stock options were granted at an exercise price below current market price on the day of the grant, and thus the Company recognized compensation expense of $85 and $170 for the three and six months ended June 30, 2004, respectively. The unearned portion of this stock option grant resides in Stockholders’ Equity in the Consolidated Balance Sheets and will be recognized evenly over the five-year vesting period as compensation expense. The estimated compensation expense for years 2004-2007 is $340 per year and for 2008 is $184. If the Company had elected to recognize compensation expense for all options granted using a fair value approach, and therefore determined the compensation based on the value as determined by the Black-Scholes option pricing model, the pro forma net income and earnings per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$1,935	$4,698	$8,372	$18,387
Add: Stock-based employee compensation expense included in reported net income, net of tax	54	—	109	—
Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax	(601)	(832)	(1,324)	(1,677)

Net income, pro forma	$1,388	$3,866	$7,157	$16,710

Basic earnings per share, as reported	$0.06	$0.14	$0.26	$0.56
Basic earnings per share, pro forma	$0.04	$0.12	$0.22	$0.51

Diluted earnings per share, as reported	$0.06	$0.14	$0.25	$0.56
Diluted earnings per share, pro forma	$0.04	$0.12	$0.21	$0.51

The pro forma amounts may not be indicative of the effects on reported net income for future periods due to the effect of options vesting over a period of years, the granting of stock compensation awards in future years, and option cancellations associated with employee terminations.

For the three and six months ended June 30, 2004, there were 94,154 and 122,779 options exercised, respectively, at prices ranging from $6.07 to $16.06 per share. There were 386,000 and 636,000 new options granted during the three and six months ended June 30, 2004, respectively, at exercise prices ranging from $13.37 to $15.71 per share. There were 88,500 and 120,030 options canceled at prices ranging from $10.39 to $37.70 per share during the three and six months ended June 30, 2004, respectively.

For the three and six months ended June 30, 2003, there were 39,285 and 216,601 options exercised, respectively, at prices ranging from $1.37 to $13.78 per share. There were 37,500 and 73,000 new options granted during the three and six months ended June 30, 2003, respectively, at exercise prices ranging from $11.91 to $12.80 per share. There were 48,563 and 54,783 options canceled at prices ranging from $6.98 to $34.05 per share during the three and six months ended June 30, 2003, respectively.

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

In March 2004, the Emerging Issues Task Force (the “EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other than temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. The Company early adopted EITF 03-1 for the quarter ended June 30, 2004. The adoption of EITF 03-1 has had no effect on the Company’s financial position, results of operations or cash flows.

Reclassifications – Certain amounts from 2003 have been reclassified to conform to the 2004 presentation with no effect on previously reported consolidated net income or stockholders’ equity.

2.	INVENTORIES

Inventories consisted of the following:

	June 30, 2004	December 31, 2003
Finished goods	$32,169	$30,901
Work-in-process	1,237	2,294
Parts and components	16,279	19,934

Inventories	$49,685	$53,129

3.	PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment consisted of the following:

	Estimated Useful Life (in years)	June 30, 2004	December 31, 2003
Land	N/A	$3,439	$3,439
Buildings and improvements	31.5	22,442	21,993
Computer equipment	2 to 5	28,656	28,159
Production equipment	5	17,544	16,838
Furniture and fixtures	5	1,700	1,608
Automobiles and trucks	7	463	590

Total property, plant and equipment		74,244	72,627
Accumulated depreciation		(27,588)	(22,025)

Property, plant and equipment, net		$46,656	$50,602

4.	GOODWILL AND OTHER ASSETS, net

The entire balance of goodwill resides in the commercial/retail segment. As of June 30, 2004, there was no change in the balance from December 31, 2003. Refer to Note 7 for reportable segment financial information.

Other assets consisted of the following:

	Estimated Useful Life (in years)	June 30, 2004	December 31, 2003
Indefinite life trademarks	N/A	$10,465	$10,465
Definite life trademark	20	6,800	6,800
Patents and other assets	1 to 17	1,517	1,558

Total other assets		18,782	18,823
Accumulated amortization—trademarks		(1,587)	(1,417)
Accumulated amortization—patents		(161)	(140)

Other assets, net		$17,034	$17,266

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

Amortization of intangible assets for the three and six months ended June 30, 2004 was $96 and $191, respectively. Amortization of intangible assets for the three and six months ended June 30, 2003 was $90 and $180, respectively. The estimated amortization expense for the next five full succeeding years is $380 per year. Such estimated amortization will change if businesses or portions thereof are either acquired or disposed, or if changes in events or circumstances warrant the revision of estimated useful lives.

5.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2004	December 31, 2003
Accrued payroll	$5,637	$9,438
Accrued warranty expense	9,202	7,348
Product safety reinforcement (recall) reserve	9	3,000
Sales return reserve	1,290	1,702
Other	4,548	7,160

Accrued liabilities	$20,686	$28,648

Warranty costs are estimated based on the Company’s experience and are charged to cost of sales as sales are recognized or as such estimates change. Warranty reserve activity for the six months ended June 30, 2004 and 2003 is as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions*	Balance at End of Period
Accrued Warranty Expense:
2004	$7,348	$4,782	$2,928	$9,202
2003	$5,358	$4,082	$1,779	$7,661

* Deductions represent warranty claims paid out in the form of service costs and/or product replacements.

6.	COMPREHENSIVE INCOME

Comprehensive income and its components are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$1,935	$4,698	$8,372	$18,387
Foreign currency translation adjustments	(76)	384	(379)	405

Comprehensive income	$1,859	$5,082	$7,993	$18,792

Accumulated other comprehensive income for the three and six months ended June 30, 2004 and 2003 is due to the foreign currency translation adjustment to the financial statements of the foreign subsidiaries.

7.	REPORTABLE SEGMENTS

The Company’s reportable segments include its direct, commercial/retail, and corporate segments. The direct segment includes all products and related operations involved in marketing to consumers through a variety of direct marketing channels. The Bowflex and TreadClimber lines of fitness equipment and the Nautilus Sleep Systems line of premium air support sleep systems (now known as FitRest) are the principal products in the Company’s direct segment.

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

The following table presents selected information about the Company’s three reportable segments:

	Direct		Commercial/ Retail		Corporate		Total
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Period Ended June 30, 2004
Net sales	$53,826	$116,063	$46,353	$115,012	$—	$—	$100,179	$231,075

Segment net income (loss)	$1,338	$3,589	$2,236	$7,884	$(1,639)	$(3,101)	$1,935	$8,372

Period Ended June 30, 2003
Net sales	$56,963	$135,894	$43,639	$94,157	$—	$—	$100,602	$230,051

Segment net income (loss)	$3,432	$15,392	$2,264	$5,173	$(998)	$(2,178)	$4,698	$18,387

	Direct	Commercial/ Retail	Corporate	Total
As of June 30, 2004
Segment assets	$37,871	$141,705	$112,274	$291,850

As of December 31, 2003
Segment assets	$37,955	$173,990	$99,990	$311,935

In addition to segmentation by distribution channel, the Company’s net sales by major product category are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Exercise	$98,469	$94,866	$227,274	$216,518
Rest	1,511	5,399	3,461	12,640
Nutrition	199	337	340	893

Net sales	$100,179	$100,602	$231,075	$230,051

8.	EARNINGS PER SHARE

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

The calculation of weighted-average outstanding shares is as follows:

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income	$1,935	32,643,942	$0.06	$4,698	32,564,141	$0.14
Effect of dilutive securities:
Stock options	—	779,708	0.00	—	57,633	0.00

Diluted EPS:
Net income	$1,935	33,423,650	$0.06	$4,698	32,621,774	$0.14

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income	$8,372	32,639,157	$0.26	$18,387	32,557,475	$0.56
Effect of dilutive securities:
Stock options	—	687,749	(0.01)	—	26,744	0.00

Diluted EPS:
Net income	$8,372	33,326,906	$0.25	$18,387	32,584,219	$0.56

Out of 3,058,694 total options outstanding at June 30, 2004, 423,220 and 462,345 options were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2004, respectively, because they would have been antidilutive. Out of 1,401,603 total options outstanding at June 30, 2003, 1,213,669 options were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2003 because they would have been antidilutive.

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

Guarantees – From time to time, the Company arranges for commercial leases or other financing sources to enable certain of its commercial customers to purchase the Company’s equipment. While most of these financings are without recourse, in certain cases the Company provides a guarantee or other recourse provisions to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the commercial equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the commercial customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under SFAS No. 5, Accounting for Contingencies, in situations when collection of the lease payments is not probable. At June 30, 2004, the maximum contingent liability under all recourse and guarantee provisions, including recourse and guarantee provisions issued prior to January 1, 2003, was approximately $4,000. As of June 30, 2004, lease terms on outstanding commercial customer financing arrangements were between 3 and 7 years. A reserve for estimated losses under recourse provisions has been recorded in the amount of $210 based on historical loss experience and is included in accrued liabilities at June 30, 2004. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has also recorded additional liability and corresponding reduction of revenue of $2 and $60 for the three and six months ended June 30, 2004, respectively, for the estimated fair value of the Company’s guarantees issued during the period. The fair value of the guarantees was determined based on the estimated risk premium a bank or similar institution would require in order to extend financing to a customer in the absence of a third-party guarantee. This liability is being reduced over the life of each respective guarantee. In most cases if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the commercial customer. It is not practical to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Product Warranty Matters – Our accrued warranty expense reflects management’s best estimate of probable liability under its product warranties. We determine the warranty accrual based on known product failures (if any), historical experience, and other currently available evidence.

Product Safety Matters – In February 2004, the Company was notified that the U.S. Consumer Product Safety Commission (“CPSC”) is investigating whether the Company violated the reporting obligations of the Consumer Product Safety Act (the “Act”) in connection with bench and lat tower incidents reported by users of the Bowflex Power Pro with lat tower attachment. Under the Act, the CPSC may assess penalties if it is determined that a product defect was not reported in accordance with the Act. The Company is fully cooperating with this investigation and believes the outcome will not have a material impact on its financial position, results of operations or cash flows.

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

In December 2002, the Company filed suit against ICON Health and Fitness, Inc. (“ICON”) in the Federal District Court, Western District of Washington (the “District Court”) alleging infringement by ICON of the Company’s Bowflex patents and trademarks. The Company sought injunctive relief, unquantified treble damages and its fees and costs. In October 2003, the District Court dismissed our patent infringement claims. The Company appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) and in November 2003, the Appeals Court overruled the District Court and reinstated the patent infringement claims. The District Court has scheduled a trial on our patent infringement claim against ICON in April 2005.

In July 2003, the District Court ruled in favor of the Company on a motion for preliminary injunction on the issue of trademark infringement, and entered an order barring ICON from using the trademark “CrossBow” on any exercise equipment. In its ruling, the District Court concluded that the Company showed “a probability of success on the merits and irreparable injury” on its trademark infringement claim. In August 2003, the Appeals Court granted ICON a temporary stay regarding the motion for a preliminary injunction, enjoining ICON from using the trademark “CrossBow.” This stay allowed ICON to continue using the trademark “CrossBow” until a decision was issued by the Appeals Court. In June 2004, the Appeals Court issued its decision upholding the issuance of an injunction, and preventing ICON from selling exercise equipment using the trademark “CrossBow” pending trial on the trademark issue. No trial date has been set on the trademark claim.

ICON has been using the term “CrossBar” on certain exercise equipment in response to the litigation regarding its use of “CrossBow.” In July 2004 the Company filed an additional suit against ICON in the District Court alleging that ICON has further infringed on the Bowflex trademark by the use of the “CrossBar” trademark. The Company seeks injunctive relief to prevent the sale of any fitness equipment that bears the trademark “CrossBar” as well as monetary damages.

11.	RELATED-PARTY TRANSACTIONS

The Company incurred royalty expense under an agreement with a stockholder of the Company of $277 and $1,450 for the three months ended June 30, 2004 and 2003, respectively. The Company incurred royalty expense of $1,843 and $3,241 for the six months ended June 30, 2004 and 2003, respectively. In addition to the royalty agreement, the stockholder had separately negotiated an agreement dated September 18, 1992, when the Company was privately held, between the stockholder, the Company’s former Chairman and Chief Executive Officer (“former Chairman”), and a former director of the Company. That separate agreement stipulated that annual royalties above $90 would be paid 60% to the stockholder, 20% to the former Chairman and 20% to the former director. Both of these agreements expired in April 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “could,” “may,” “will,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projections,” “potential,” “continue,” or words of similar import, constitute “forward-looking statements.” Investors are cautioned that all forward-looking statements involve risks and uncertainties, and various factors could cause actual results to differ materially from those in the forward-looking statements. From time to time and in this Form 10-Q, we may make forward-looking statements relating to our financial performance, including the following:

•	Anticipated revenues, expenses and gross margins;

•	Seasonal patterns;

•	Expense as a percentage of revenue;

•	Anticipated earnings;

•	New product introductions; and

•	Future capital expenditures.

Numerous factors could affect our actual results, including the following:

•	The availability of media time and fluctuating advertising rates;

•	A decline in consumer spending due to unfavorable economic conditions;

•	Expiration of important patents;

•	Our ability to effectively develop, market and sell future products;

•	Our ability to effectively identify and negotiate any future strategic acquisitions;

•	Our ability to adequately protect our intellectual property;

•	Introduction of lower priced competing products;

•	Unpredictable events and circumstances relating to our international operations, including our use of foreign manufacturers;

•	Government regulatory action; and

•	General economic conditions.

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

EXECUTIVE OVERVIEW

The Nautilus Group, Inc. is a leading marketer, developer and manufacturer of branded health and fitness products sold under such well-known names as Nautilus, Bowflex, Schwinn, and StairMaster. Our products are distributed through diversified direct, retail and commercial sales channels. We market and sell our Bowflex, TreadClimber, and Nautilus Sleep Systems products (now known as FitRest) through our direct-marketing channel utilizing an effective combination of television commercials, infomercials, response mailings, the Internet, and inbound/outbound call centers. We market and sell our Nautilus, Schwinn, and

StairMaster commercial fitness equipment through our sales force and selected dealers to health clubs, government agencies, hotels, corporate fitness centers, colleges, universities and assisted living facilities worldwide. We also market a comprehensive line of consumer fitness equipment sold under the Nautilus, Schwinn, StairMaster, Bowflex, and Trimline brands through a network of specialty and sporting goods dealers, distributors, and retailers worldwide.

Our reportable segments include the direct, commercial/retail, and corporate segments. The direct segment includes all products and related operations involved in marketing to consumers through a variety of direct marketing channels. The Bowflex line of strength equipment and TreadClimber line of cardiovascular equipment are the principal fitness equipment products in our direct segment. In the rest product market, we offer a line of premium air sleep systems, called FitRest, which are also marketed through our direct segment.

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

Second Quarter 2004 Results

As we look at our financial and operational results for the second quarter of 2004, we are continuing to see the results of our turnaround plan that began during the second half of 2003. Our turnaround is based on continually investing in innovation, diversifying our brands and sales channels and building a strong management team. In the third quarter of 2003, we began our three phase, approximately 18 month, turnaround plan to reposition our brands and improve our sales channels in order to grow revenue and earnings again. Those three phases were gain control, stabilize, and grow again. We completed phase one of our turnaround, the gain control phase, at the end of the first quarter, and we are now in the stabilize phase of our turnaround. We expect to continue in the stabilization phase through the third quarter of 2004.

In the second phase of our turnaround, we have begun to execute upon the diversification, development and repositioning of our brands and leveraging those brands in each one of our sales channels. Our goal is to have healthy brands with differentiated consumer focused products being sold through the appropriate sales channels. We are undergoing a sales channel and brand shift from primarily the direct channel to a more diversified and balanced penetration in retail, commercial and direct while simultaneously creating a better balance between our cardiovascular and strength training products. Less than a year ago our Company was focused mainly on the direct channel, which according to our research, represents only approximately 20% of the market opportunity since over 80% of fitness equipment is purchased through retail channels. Also, we were focusing mostly on strength equipment instead of both strength and cardiovascular. Today, we are positioning our Company to leverage our leading brands across multiple channels in order to be better positioned in the $5 billion fitness equipment market opportunity.

The final phase of our plan is when we begin to experience meaningful growth, which we expect to begin in the fourth quarter of 2004. We believe this final phase will begin after we have repositioned our brands and differentiated our sales channels. We are encouraged by our accomplishments in the first half of this year including our new product introductions, new sales channels, and the new enhancements to our senior management team. However, we still have ample opportunity for improvement in our Company.

During the second quarter of 2004, net sales stabilized to $100.2 million, slightly below $100.6 million in the same period a year ago. During the second quarter, a number of our brands performed well, including the TreadClimber, the Bowflex, our commercial Stairmaster elliptical line and our Nautilus Nitro Plus commercial strength line. This is largely due to our increased focus and investment in research and development. Over the past nine months, we have been increasing our spending on research and development, and we are beginning to experience the early benefits of this investment.

Bowflex is a great example of this focus on innovation. In the last nine months we have introduced four new Bowflex products compared to only two new Bowflex products in the previous five years. During the second quarter, our Bowflex brand has stabilized with sales of 27,000 units through our direct channel and 15,000 units through the retail channel compared to 31,000 units direct and 11,000 units through retail during the second quarter of 2003. We are experiencing positive results in our retail channel, in part, due to our direct channel advertising and strong brand recognition. We believe our innovation strategy along with our strong Bowflex brand will allow us to maintain our leadership position in the home gym market despite the expiration of the main patent for the Bowflex Power Rod resistance technology in April 2004.

We also continued to diversify our revenue from a channel perspective and by product line during the second quarter of 2004. Revenue from the commercial/retail segment increased by 6% in the second quarter of 2004 compared to the same period in 2003, and made up 46% of total net sales for the second quarter of 2004 compared to 43% in the same period a year ago. In addition, non-Bowflex revenue accounted for 52% of total net sales in the second quarter of 2004 compared to 45% in 2003, evidence that we are realizing our goal of diversifying our revenue by product line.

Our operating margin was down from 6.1% in the second quarter of 2003 to 2.7% in the second quarter of 2004. The reduction in operating margin was the result of several factors, including a change in sales mix within the direct segment from the higher margin Bowflex to the TreadClimber, as well as lower Bowflex margins due to realignment of our distribution channels in an effort to provide innovative products to consumers within the channels they prefer to shop. We anticipate margins will increase during the third and fourth quarter due to the expected seasonality and the completion of the stabilization phase of our turnaround.

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

Warranty Reserves

Accrued warranty expense includes the cost to manufacture (raw materials, labor and overhead) or purchase warranty parts from our suppliers as well as the cost to ship those parts to our customers. The cost of labor to install a warranted part on our manufactured commercial equipment is also included. The warranty reserve is based on our historical experience with each product. A warranty reserve is established for new products based on historical experience with similar products, adjusted for any technological advances in manufacturing or materials used. We track warranty claims by part and reason for claim in order to identify any potential warranty trends. The warranty trends are evaluated periodically with respect to future claims volume and nature of likely claims. Adjustments, if any are so indicated, are made to the warranty reserve to reflect our judgment regarding the likely effect of the warranty trends on future claims. If we were to experience a significant volume of warranty claims for a particular part or for a particular reason, we may need to make design changes to our product. If we believed it was necessary to implement those design changes to our installed base of products, our warranty costs could change materially. A change in warranty experience could have a significant impact on our financial position, results of operations and cash flows.

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

Sales Return Reserves

The sales return reserve is maintained based on our historical experience of direct-marketed product return rates during the period in which a customer can return a product for refund of the full purchase price, less shipping and handling in certain instances. The return periods for Bowflex, TreadClimber, Champion Nutrition, and FitRest product lines are six weeks, 30 days, 30 days, and 90 days, respectively. We track product returns in order to identify any potential negative customer satisfaction trends. Our return reserve may be sensitive to a change in our customers’ ability to pay during the trial period due to unforeseen economic circumstances and to different product introductions that might fulfill the customers’ needs at a perceived better value. In our commercial/retail segment we also provide for estimated sales returns from customers as reductions to revenues and accounts receivable. The estimates are based on historical rates of product returns. Actual returns in any future period are inherently uncertain and thus may differ from the estimates. Any major change in the aforementioned factors may increase sales returns, which could have a significant impact on our financial position, results of operations and cash flows.

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

Income Tax Provision

The Company follows SFAS No. 109, Accounting for Income Taxes, which requires use of the liability method in accounting for income taxes. The Company’s annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. The Company maintains reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are frequently reviewed for their adequacy and appropriateness. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in income tax expense (benefit) in the Consolidated Statement of Operations in the period of the event.

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

STATEMENT OF OPERATIONS DATA – THREE MONTHS ENDED JUNE 30

The following tables present certain consolidated financial data as a percentage of net sales and statement of operations data comparing results for the second quarter of 2004 and 2003:

	Quarter Ended June 30,
Statement of Operations Data (% of Net Sales)	2004	2003
Net sales	100.0%	100.0%
Cost of sales	50.8	46.8

Gross profit	49.2	53.2

Operating expenses:
Selling and marketing	36.5	35.5
General and administrative	7.3	8.7
Research and development	1.3	1.1
Royalties	1.4	1.8

Total operating expenses	46.5	47.1

Operating income	2.7	6.1
Other income - net	0.3	1.2

Income before income taxes	3.0	7.3
Income tax expense	1.1	2.6

Net income	1.9%	4.7%

	Quarter Ended June 30,
Statement of Operations Data (In Thousands)	2004	2003	$ change	% change
Net sales	$100,179	$100,602	$(423)	-0.4%
Cost of sales	50,858	47,070	3,788	8.0%

Gross profit	49,321	53,532	(4,211)	-7.9%

Operating expenses:
Selling and marketing	36,611	35,695	916	2.6%
General and administrative	7,340	8,754	(1,414)	-16.2%
Research and development	1,276	1,131	145	12.8%
Royalties	1,373	1,787	(414)	-23.2%

Total operating expenses	46,600	47,367	(767)	-1.6%

Operating income	2,721	6,165	(3,444)	-55.9%
Interest income	296	230	66	28.7%
Other income - net	6	945	(939)	-99.4%

Income before income taxes	3,023	7,340	(4,317)	-58.8%
Income tax expense	1,088	2,642	(1,554)	-58.8%

Net income	$1,935	$4,698	$(2,763)	-58.8%

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2004 AND 2003

Net Sales

Net sales stabilized at $100.2 million in the second quarter of 2004, slightly below the $100.6 million in the second quarter of 2003. Sales within our direct segment were $53.8 million in the second quarter of 2004, a decrease of $3.1 million, or 5.5%, compared with the second quarter of 2003. Our direct segment accounted for 53.7% of our aggregate net sales in the quarter, down from 56.6% in the second quarter of 2003. The majority of the sales in our direct segment are from our Bowflex product line, which accounted for 76.0% of our direct segment net sales in the second quarter of 2004, down from 85.4% during the same period in 2003. We believe the decrease in direct segment sales is primarily due to competition for our Bowflex product line. In particular, we believe competing products have adversely affected demand for our Bowflex products as unit sales through the direct channel declined to 27,000 in the second quarter of 2004 from 31,000 in the second quarter of 2003, or 12.9%. In response to the competition and in order to provide innovative products to customers within the channels they prefer to shop, we have introduced four new Bowflex products in the last nine months, compared to only two Bowflex products in the prior five years. In managing our advertising spending, we monitor the cost per order to determine the success of our advertising campaigns. Cost per order varies for each advertisement we run, with a lower cost per order indicating greater effectiveness. This information helps drive future advertisement purchasing decisions. We believe competition has adversely impacted cost per order for our Bowflex products in the second quarter of 2004 compared to the second quarter of 2003.

In the second quarter of 2004, sales of our TreadClimber product line accounted for 21.2% of our direct segment net sales compared to 4.6% during the same period in 2003. We expect TreadClimber sales to continue as a significant portion of our non-Bowflex revenue going forward.

Sales within our commercial/retail segment were $46.4 million in the second quarter of 2004, an increase of 6.2% over 2003 as we continued to execute our strategy of expanding our presence, product lines, and brands across all our sales channels. Certain models from our Bowflex product line were introduced to the retail sales channel beginning in the first quarter of 2003. Bowflex sales accounted for 14.9% of overall commercial/retail segment sales during the second quarter of 2004, as compared to 15.4% during the second quarter of 2003. We have been able to leverage the hundreds of millions of dollars spent on television advertising of the Bowflex product line to create consumer demand in the retail sales channel where many consumers prefer buying premium fitness products. In the future, we anticipate more of our direct segment products being sold through the retail sales channel in order to leverage our brand and product awareness where 80% of our consumers prefer to shop.

We believe our business will show increased seasonality going forward as we anticipate sales through the commercial/retail channels will continue to grow as a percentage of total sales. We believe that sales within our commercial/retail segment will be considerably lower in the second quarter of the year compared to other quarters. Our strongest quarter for the commercial/retail segment is generally the fourth quarter, followed by the first and third quarters. We believe the principal reasons for this trend are heightened consumer demand for fitness equipment during the relatively colder months of October through February. The seasonality effect has been particularly significant with cardiovascular equipment sales, which have been softer during the second and third quarters compared with the first and fourth quarters due to warmer weather and the resulting increase in outdoor exercise. Another factor is that retailers tend to delay purchases until the new product lines are introduced, which generally begins in September each year. In our direct marketing business, we have found that second quarter influences on television viewership, such as the broadcast of national network season finales and seasonal weather factors, cause our spot television commercials on national cable television to be less effective in the second quarter than in other periods of the year.

As we continue to move to a more diversified revenue stream, we expect to experience overall seasonality similar to the commercial/retail sales channels. We believe our revenue and earnings will be lower in the first half of each year compared to the latter half of the year, with the second quarter being the weakest. This trend was evident in 2003 as in the first six months of 2003 our commercial and retail sales channels generated approximately 37% of its full year revenue and 22% of its full year net income.

Gross Profit

Gross profits decreased $4.2 million, or 7.9%, in the second quarter of 2004 compared to the same period in 2003. Our overall gross profit margin decreased to 49.2% in the second quarter of 2004, compared to 53.2% in the same period a year ago. The reduction in gross profit margin was due in part to a higher percentage of commercial/retail products in our sales mix, those products have lower margins than our direct marketed products. Other contributing factors were a shift in direct sales from higher margin Bowflex products to TreadClimbers, and declines in Bowflex margins due to a decrease in unit sales. As we move toward greater diversification across channels, management is now looking to operating income as a better indicator of how our business segments are performing. This change in focus is due to the significant marketing expenses required in our direct business that is reflected in operating margin, not gross profit margin.

The gross profit margin within our direct segment was 66.2% in the second quarter of 2004 compared to 72.6% in the second quarter of 2003. Approximately 3.7 percentage points of the decline is due to increased sales promotions. Approximately 2.0 percentage points of the reduction is due to declines in Bowflex margins due to increased shipping costs as a result of carrier rate increases and certain sales programs involving “trade ups” and “trade ins” of Bowflex products. The remaining decline in profit margin is due to a change in sales mix from the higher margin Bowflex to the TreadClimber. As we continue to sell more units of the TreadClimber, we believe our TreadClimber margins will increase as we obtain volume based price reductions from suppliers and leverage our fixed costs.

The gross profit margin within our commercial/retail segment was 29.5% in the second quarter of 2004, compared with 27.9% during the same period in 2003. Improvements in the gross profit margin were due to a change in the mix of products sold. In the second quarter of 2004 commercial channel sales, which tend to have a higher gross profit margin than retail channel sales, composed a higher percentage of the commercial/retail segment sales as compared to the second quarter of 2003.

Operating Expenses

Selling and Marketing

Selling and marketing expenses increased to $36.6 million in the second quarter of 2004 from $35.7 million in the same period a year ago, an increase of 2.6%. As a percentage of net sales, overall selling and marketing expenses increased to 36.5% in the second quarter of 2004 from 35.5% in the first quarter of 2003.

Selling and marketing expenses within our direct segment increased by $0.2 million in the second quarter of 2004, compared to the same period a year ago, and increased to 55.6% of net sales from 52.2% of net sales comparing the same periods. Approximately 3.6 percentage points of the increase in selling and marketing expense as a percentage of net sales was due to cost associated with expansion of our special promotional consumer financing programs in an effort to increase sales. An additional one-half percentage point can be attributed to increased direct mailing costs as we capitalized on our expanding customer database to generate customer inquiries and drive sales. As a result of capitalizing on our database and promoting our special financing programs we were able to reduce our direct advertising expense as a percentage of net sales by 1.3 percentage points to 34.7% in the second quarter of 2004 compared with the second quarter of 2003.

Selling and marketing expenses within our commercial/retail segment were 14.4% of net sales in the second quarter of 2004, compared to 13.7% in the second quarter of 2003. This increase in selling and marketing expense as a percentage of sales is primarily due to the cost of promotions to execute on our plan to diversify our revenue with new product introductions and by offering our brands through additional channels.

General and Administrative

General and administrative expenses decreased to $7.3 million in the second quarter of 2004 from $8.7 million in the same period a year ago, a decrease of $1.4 million, or 16.2%. As a percentage of net sales, general and administrative expenses were 7.3% in the second quarter of 2004 compared to 8.7% in the second quarter of 2003. Our direct segment general and administrative expenses were $2.3 million lower in the second quarter of 2004 compared to the second quarter of 2003. This decline is due to wage and consulting costs associated with implementation of our information system incurred in the second quarter of 2003. Our commercial/retail segment general and administrative expenses were $0.2 million lower in the second quarter of 2004 compared to the second quarter of 2003. Our corporate segment general and administrative expenses increased by $1.1 million in the second quarter of 2004 compared to the same period a year ago due primarily to additional costs associated with strengthening our management team and increased legal costs.

Research and development

Research and development expenses increased to $1.3 million in the second quarter of 2004 from $1.1 million in the same period a year ago, an increase of $0.1 million, or 12.8%. The increase in research and development expenses is consistent with the innovation component of our strategy launched in 2003, and we expect to increase our investment going forward.

Royalties

Royalty expense decreased to $1.4 million in the second quarter of 2004 from $1.8 million in the same period a year ago, a decrease of 23.2%. Our direct and commercial/retail segments have several agreements under which we are obligated to pay royalties on certain products. The decrease in our royalty expense is primarily attributable to the expiration on April 27, 2004 of the patent for the Bowflex Power Rod resistance technology. Our royalty expense will fluctuate based on sales of our products that include royalty agreements, including our TreadClimber products as well as some of our elliptical products.

Operating Income

Operating income decreased to $2.7 million in the second quarter of 2004 from $6.2 million in the same period a year ago, a decrease of 55.9%. Operating margin decreased to 2.7% in the second quarter of 2004, compared to 6.1% in the same period in 2003. As we move toward greater diversification in our business between direct and commercial/retail channels, management now looks to operating income as a better indicator of how our business segments are performing. Our direct segment operating margin decreased to 3.9% in the second quarter of 2004 compared to 9.4% during the same period in 2003 due to the 6.4 percentage point decline in gross profit margin described above offset by a 0.9 percentage point reduction in operating expenses. The direct segment operating margin is sensitive to changes in advertising rates. For example, if we were to experience a 5% increase in advertising costs, we estimate that our direct segment operating margin would decline by approximately 1.5 percentage points. Our commercial/retail segment operating margin increased to 7.5% in the second quarter of 2004, compared to 5.9% during the same period in 2003 due primarily to the 1.6 percentage point improvement in gross profit margin.

Income Tax Expense

Income tax expense decreased by $1.5 million to $1.1 million for the second quarter of 2004 from $2.6 million for the same period of 2003 due to the decline in our income before taxes. We expect our income tax expense to fluctuate in line with changes in our income before taxes.

STATEMENT OF OPERATIONS DATA – SIX MONTHS ENDED JUNE 30

The following tables present certain consolidated financial data as a percentage of net sales and statement of operations data comparing results for the first six months in 2004 and 2003:

	Six Months Ended June 30,
Statement of Operations Data (% of Net Sales)	2004	2003
Net sales	100.0%	100.0%
Cost of sales	54.1	45.7

Gross profit	45.9	54.3

Operating expenses:
Selling and marketing	31.3	32.7
General and administrative	6.3	6.8
Research and development	1.3	1.1
Royalties	1.6	1.7

Total operating expenses	40.5	42.3

Operating income	5.4	12.0
Other income (expense) - net	(0.2)	0.5

Income before income taxes	5.2	12.5
Income tax expense	2.0	4.5

Net income	3.6%	8.0%

	Six Months Ended June 30,
Statement of Operations Data (In Thousands)	2004	2003	$ change	% change
Net sales	$231,075	$230,051	$1,024	0.4%
Cost of sales	124,898	105,139	19,759	18.8%

Gross profit	106,177	124,912	(18,735)	-15.0%

Operating expenses:
Selling and marketing	72,353	75,196	(2,843)	-3.8%
General and administrative	14,555	15,661	(1,106)	-7.1%
Research and development	3,087	2,486	601	24.2%
Royalties	3,642	3,877	(235)	-6.1%

Total operating expenses	93,637	97,220	(3,583)	-3.7%

Operating income	12,540	27,692	(15,152)	-54.7%
Interest income	542	459	83	18.1%
Other income (expense) - net	(1)	578	(579)	-100.2%

Income before income taxes	13,081	28,729	(15,648)	-54.5%
Income tax expense	4,709	10,342	(5,633)	-54.5%

Net income	$8,372	$18,387	$(10,015)	-54.5%

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Net Sales

Net sales increased by 0.4% to $231.1 million in the first six months ended in 2004 from $230.1 million in the first six months in 2003. Our net sales benefited from sales growth of $20.8 million from our commercial/retail segment as we continue to execute our strategy of expanding our presence, product lines, brands and channels, especially within the commercial/retail segment. In addition, there was a $23.3 million increase from our TreadClimber product line. These gains were largely offset by declines in direct Bowflex product sales of $31.8 million and FitRest sleep systems of $9.2 million.

Sales within our direct segment were $116.1 million in the first six months in 2004, a decrease of $19.8 million, or 14.6%, compared with the first six months in 2003. We believe the decrease in direct segment sales is primarily due to competition for our Bowflex product line. In particular, we believe competing products have adversely affected demand for our Bowflex products as unit sales through the direct channel declined to 57,000 in the first six months of 2004 from 77,000 in the first six months of 2003, or 26%. Our TreadClimber product line has exceeded our expectations. In the first six months in 2004, TreadClimber sales accounted for 21.3% of our direct segment net sales compared to 2.0% during the same period in 2003. We expect TreadClimber sales to be a significant portion of our non-Bowflex revenue going forward. In addition, during the second quarter of 2003, we began reassessing the marketing plan for our FitRest product line and reduced our advertising spending which resulted in the reduction in sales for this product line in the first six months of 2004 compared with the same period of 2003.

Sales within our commercial/retail segment were $115.0 million in the first six months of 2004, an increase of $20.8 million over 2003. The largest increase in sales within the commercial/retail segment is attributable to growth in Bowflex sales through the retail channel. In the first six months in 2004, Bowflex retail sales were $22.7 million compared to $11.3 million during the same period in 2003, an increase of 100.1%.

Gross Profit

Gross profits decreased $18.7 million, or 15.0%, in the first six months in 2004 compared to the same period in 2003. Our overall gross profit margin decreased to 45.9% in the first six months in 2004, compared to 54.3% in the same period a year ago. The decrease in gross profit margin can be attributed to the shift in sales mix by channel as well as the shift in sales mix within the direct segment.

The gross profit margin within our direct segment was 62.4% in the first six months in 2004 compared to 72.1% in the first six months in 2003. Approximately 3.1 percentage points of the decline in direct segment margin was due to additional warranty costs, doubling of the Bowflex Power Pro warranty period, and increased TreadClimber sales. Typically, cardiovascular products like the TreadClimber result in greater warranty costs compared with strength equipment due to greater mechanical complexity. Approximately 2.8 percentage points of the decline in gross profit margin is due to a change in sales mix from the higher margin Bowflex to the TreadClimber. As we continue to sell more units of the TreadClimber, we believe our TreadClimber margins will increase as we obtain volume based price reductions from suppliers and leverage our fixed costs. Approximately 2.4 percentage points of the decline is due to increased shipping costs due to the combination of carrier rate increases and certain sales promotions involving “trade ups” and “trade ins” of Bowflex products.

The gross profit margin within our commercial/retail segment increased from 28.6% to 29.3% in the first six months in 2004, compared with the same period in 2003 due primarily to the product mix sold within the channel. In the first six months of 2004 commercial channel sales, which tend to have a higher gross profit margin than retail channel sales, composed a higher percentage of the commercial/retail segment sales as compared to the first six months of 2003.

Operating Expenses

Selling and Marketing

Selling and marketing expenses decreased to $72.4 million in the first six months of 2004 from $75.2 million in the same period a year ago, a decrease of 3.8%. As a percentage of net sales, overall selling and marketing expenses decreased to 31.3% in the first six months of 2004 from 32.7% in the first six months of 2003.

Selling and marketing expenses within our direct segment declined by $4.0 million in the first six months of 2004 compared to the same period a year ago, but increased to 50.6% of net sales from 46.1% of net sales comparing the same periods. The increase in selling and marketing expense as a percentage of net sales was due to cost associated with expansion of our special promotional consumer financing programs in an effort to increase sales and increased direct mailing costs as we capitalized on our expanding customer database to generate customer inquiries and drive sales.

Selling and marketing expenses within our commercial/retail segment were 11.9% of net sales in the first six months of 2004, compared to 13.3% in the first six months of 2003. This decline in selling and marketing expense as a percentage of net sales is attributable to increased net sales within the commercial/retail segment without an incremental increase in selling and marketing as the result of leveraging the Bowflex brand recognition generated by the direct marketing segment.

General and Administrative

General and administrative expenses decreased to $14.6 million in the first six months of 2004 from $15.7 million in the same period a year ago, a decrease of $1.1 million, or 7.1%. As a percentage of net sales, general and administrative expenses decreased to 6.3% in the first six months of 2004 as compared to 6.8% during the first six months of 2003. Our direct segment decreased $2.5 million from $7.5 million to $5.0 million during the first six months of 2004 as compared to 2003 due primarily to wage and consulting costs associated with implementation of our information system in the second quarter last year. Our commercial/retail segment decreased $0.3 million from $4.5 million to $4.2 million during the first six months of 2004 as compared to 2003. Our corporate segment general and administrative expenses increased $1.7 million in the first six months of 2004 compared to the same period a year ago due primarily to costs associated with strengthening our management team and increased legal costs.

Research and development

Research and development expenses increased to $3.1 million in the first six months of 2004 from $2.5 million in the same period a year ago, an increase of $0.6 million, or 24.1%. The increase in research and development expenses is consistent with the innovation component of our strategy launched in 2003, and we expect to increase our investment going forward.

Royalties

Royalty expense decreased to $3.6 million in the first six months of 2004 from $3.9 million in the same period a year ago, a decrease of 6.1%. Our direct and commercial/retail segments have several agreements under which we are obligated to pay royalties on certain products. The decrease in our royalty expense is primarily attributable to the expiration of the patent for the Bowflex Power Rod resistance technology partially offset by increases in TreadClimber and elliptical product royalties.

Operating Income

Operating income decreased to $12.5 million in the first six months of 2004 from $27.7 million in the same period a year ago, a decrease of 54.7%. Operating margin decreased to 5.4% in the first six months of 2004 compared to 12.0% in the same period in 2003. Our direct segment operating margin decreased to 4.8% in the first six months of 2004 compared to 17.7% during the same period in 2003. This decline is primarily due to an 9.7 percentage point reduction in gross profit margin and a 4.5 percentage point increase in selling and marketing expenses as a percentage of sales as explained above. Our commercial/retail segment operating margin increased to 10.7% in the first six months of 2004 compared to 7.7% during the same period in 2003 due primarily to a 2.2 percentage point decline in operating expenses as a percentage of sales as Bowflex direct segment advertising was leveraged across the segments and general and administrative costs were reduced $0.3 million while sales increased $20.9 million.

Income Tax Expense

Income tax expense decreased by $5.6 million to $4.7 million for the first six months of 2004 from $10.3 million for the same period of 2003 due to the decline in our income before taxes. We expect our income tax expense to fluctuate in line with changes in our income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our business primarily from cash generated by our operating activities. During the first six months of 2004, our operating activities generated $24.3 million in net cash, which contributed to an aggregate $89.9 million balance in cash and cash equivalents, compared with $22.3 million in net cash generated by our operating activities in the first six months of 2003. This improvement in operating cash flow was primarily due to larger cash receipts and an increase in accounts payable partially offset by a decrease in earnings and a larger decline in income taxes payable and accrued liabilities in the first six months of 2004 compared with 2003.

Net cash used in investing activities was $1.6 million in the first six months of 2004 compared with net cash provided by investing activities in the first six months of 2003 of $13.4 million. The largest component of this change was due to $17.6 million of short-term investments that matured in the first six months of 2003. Additionally, capital expenditures were down from $4.6 million in the first six months of 2003 to $1.9 million during the same period in 2004. The capital expenditures in 2003 primarily consisted of manufacturing equipment and information systems and related equipment, while capital expenditures in 2004 consisted of computer equipment and building improvements.

Net cash used in financing activities was $5.4 million in the first six months of 2004, which can be largely attributed to cash dividends paid of $6.5 million partially offset by $1.1 million of stock option exercises. Net cash used in financing activities was $7.1 million in the first six months of 2003, which can be attributed to cash dividends paid of $6.5 million and Company stock repurchases of $1.4 million, partially offset by $0.9 million of stock option exercises.

Working capital was $146.1 million at June 30, 2004 compared to $138.7 million at December 31, 2003, largely due to increased cash and cash equivalents as a result of net income for the period and the collection of trade receivables. The $28.3 million decrease in trade receivables can primarily be attributed to seasonality of the business, as our fourth quarter is our strongest sales quarter and the second quarter is our slowest season. The $3.4 million decrease in inventories can primarily be attributed to the slower season for fitness equipment sales requiring lower inventory levels. The $9.1 million decrease in trade payables is primarily due to the timing of inventory purchases, which tend to be lower in the second quarter compared with the fourth quarter due to the seasonal nature of the business.

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

OFF-BALANCE SHEET ARRANGEMENTS

From time to time, we arrange for leases or other financing sources with third parties to enable certain of our commercial customers to purchase our equipment. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. The purpose of these guarantees is to increase our selling opportunities to commercial customers that would not otherwise be able to obtain affordable financing to purchase our equipment. At June 30, 2004, the maximum contingent liability under all recourse provisions was approximately $4.0 million. Refer to Note 10 of the Notes to Consolidated Financial Statements for further discussion of the accounting treatment for these arrangements. We expect an increase in these types of arrangements going forward.

INFLATION AND PRICE CHANGES

Although we cannot accurately anticipate the effect of inflation on our operations, with the exception of steel and fuel prices discussed below, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our financial position, results of operations or cash flows. However, increases in inflation over historical levels or uncertainty in the general economy could decrease discretionary consumer spending for products like ours. Very little of our revenue variation from prior periods is attributable to price changes.

During 2004, we experienced increases in the price of steel, a major component of our products. We expect that our gross margins will continue to be negatively impacted by steel prices for at least the balance of the year.

During 2004, we experienced increases in the distribution costs as the result of an increase in the price of fuel. We expect that our gross margins will continue to be negatively impacted by increased distribution costs as the result of fuel price increases for at least the balance of the year.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (“the FASB”) issued Interpretation (“FIN”) No. 46R, a revision to FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN No. 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN No. 46 prior to this effective date can continue to apply the provisions of FIN No. 46 until the effective date of FIN No. 46R or elect early adoption of FIN No. 46R. We adopted FIN No. 46 for the fiscal year ended December 31, 2003 and FIN No. 46R for the quarter ended March 31, 2004. The adoption of FIN No. 46 and FIN No. 46R has had no effect on our financial position, results of operations or cash flows.

In March 2004, the Emerging Issues Task Force (“the EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other than temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. The Company early adopted EITF 03-1 for the quarter ended June 30, 2004. The adoption of EITF 03-1 has had no effect on the Company’s financial position, results of operations or cash flows.

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

FOREIGN EXCHANGE RISK

We are exposed to foreign exchange risk from currency fluctuations, mainly in Europe. Given the relative size of the our current foreign operations, we do not believe the exposure to changes in applicable foreign currencies to be material, such that it could have a significant impact on our current or near-term financial position, results of operations, or cash flows. Management estimates the maximum impact on stockholders’ equity of a 10% change in any applicable foreign currency to be $1.1 million.

INTEREST RATE RISK

We have financed our growth through cash generated from operations. At June 30, 2004, we had no outstanding borrowings and were not subject to any related interest rate risk.

We invest in liquid debt instruments purchased with maturity dates of less than one year. Due to the short-term nature of those investments, management believes that any reasonably possible near-term changes in related interest rates would not have a material impact on our financial position, results of operations, or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934

(the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In December 2002, the Company filed suit against ICON Health and Fitness, Inc. (“ICON”) in the Federal District Court, Western District of Washington (the “District Court”) alleging infringement by ICON of the Company’s Bowflex patents and trademarks. The Company sought injunctive relief, unquantified treble damages and its fees and costs. In October 2003, the District Court dismissed our patent infringement claims. The Company appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) and in November 2003, the Appeals Court overruled the District Court and reinstated the patent infringement claims. The District Court has scheduled a trial on our patent infringement claim against ICON in April 2005.

In July 2003, the District Court ruled in favor of the Company on a motion for preliminary injunction on the issue of trademark infringement, and entered an order barring ICON from using the trademark “CrossBow” on any exercise equipment. In its ruling, the District Court concluded that the Company showed “a probability of success on the merits and irreparable injury” on its trademark infringement claim. In August 2003, the Appeals Court granted ICON a temporary stay regarding the motion for a preliminary injunction, enjoining ICON from using the trademark “CrossBow.” This stay allowed ICON to continue using the trademark “CrossBow” until a decision was issued by the Appeals Court. In June 2004, the Appeals Court issued its decision upholding the issuance of an injunction, and preventing ICON from selling exercise equipment using the trademark “CrossBow” pending trial on the trademark issue. No trial date has been set on the trademark claim.

ICON has been using the term “CrossBar” on certain exercise equipment in response to the litigation regarding its use of “CrossBow.” In July 2004 the Company filed an additional suit against ICON in the District Court alleging that ICON has further infringed on the Bowflex trademark by the use of the “CrossBar” trademark. The Company seeks injunctive relief to prevent the sale of any fitness equipment that bears the trademark “CrossBar” as well as monetary damages.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of The Nautilus Group, Inc. was held on June 7, 2004, at which the following actions were taken:

1.	The shareholders elected a seven-person board of directors. The seven directors elected together with the voting results for such directors, are as follows:

Name	For	Withheld
Peter A. Allen	26,159,490	298,779
Kirkland C. Aly	23,240,747	3,217,522
Robert S. Falcone	23,240,692	3,217,577
Greggory C. Hammann	26,346,201	112,068
Frederick T. Hull	26,162,814	295,455
Paul F. Little	22,972,439	3,485,830
James M. Weber	26,164,970	293,299

2.	The shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s principal independent auditor to audit the Company’s consolidated financial statements for 2004. The voting results are as follows:

Principal Independent Auditor	For	Withheld	Abstain
Deloitte & Touche, LLP	20,049,877	6,398,464	9,928

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index:

Exhibit No.	Document Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended June 30, 2004:

•	Form 8-K dated April 29, 2004, under Items 5, 7, and 12, associated with the press release announcing first quarter 2004 earnings and second quarter 2004 earnings estimates, and declaring the regular quarterly dividend for the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NAUTILUS GROUP, INC.

August 6, 2004	By: /s/ Greggory C. Hammann
Date
Greggory C. Hammann, Chairman, Chief Executive Officer and President (Principal Executive Officer)

August 6, 2004	By: /s/ Rod W. Rice
Date
Rod W. Rice, Chief Financial Officer, and Secretary (Principal Financial Officer)

August 6, 2004	By: /s/ William D. Meadowcroft
Date
William D. Meadowcroft, Vice President, Principal Accounting Officer and Treasurer