Form 10-Q
period 2004-09-30
NAUTILUS GROUP INC
filed 2004-11-09
CIK 1078207

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Number of shares of issuer’s common stock outstanding as of October 31, 2004: 32,873,366

THE NAUTILUS GROUP, INC.

SEPTEMBER 30, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE NAUTILUS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$99,933	$72,634
Trade receivables (less allowance for doubtful accounts of $2,254 and $2,538 in 2004 and 2003, respectively)	59,958	75,492
Inventories	42,707	53,129
Prepaid expenses and other current assets	9,659	6,049
Short-term notes receivable	2,224	2,362
Current deferred tax asset	4,412	4,646

Total current assets	218,893	214,312

PROPERTY, PLANT AND EQUIPMENT, net	44,474	50,602

GOODWILL	29,755	29,755

OTHER ASSETS, net	16,797	17,266

TOTAL ASSETS	$309,919	$311,935

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$32,839	$34,879
Accrued liabilities	22,250	28,648
Income taxes payable	6,998	8,488
Royalty payable to stockholders	161	2,133
Customer deposits	2,657	1,453

Total current liabilities	64,905	75,601

NONCURRENT DEFERRED TAX LIABILITY	10,722	10,206

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock – authorized, 75,000,000 shares of no par value; issued and outstanding, 32,779,366 and 32,605,448 shares at September 30, 2004 and December 31, 2003, respectively	4,970	2,828
Unearned stock compensation	(1,289)	(1,544)
Retained earnings	227,605	221,580
Accumulated other comprehensive income	3,006	3,264

Total stockholders’ equity	234,292	226,128

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$309,919	$311,935

See notes to consolidated financial statements.

THE NAUTILUS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
NET SALES	$123,182	$115,958	$354,257	$346,009

COST OF SALES	64,577	58,671	189,475	163,791

Gross profit	58,605	57,287	164,782	182,218

OPERATING EXPENSES:
Selling and marketing	38,039	34,492	110,392	109,688
General and administrative	6,540	9,339	21,095	24,999
Research and development	1,697	1,739	4,784	4,245
Related-party royalties	—	1,597	1,843	4,838
Third-party royalties	1,051	333	2,850	969

Total operating expenses	47,327	47,500	140,964	144,739

OPERATING INCOME	11,278	9,787	23,818	37,479

OTHER INCOME (EXPENSE):
Interest income	371	134	913	593
Other, net	(1)	459	(2)	1,037

Total other income, net	370	593	911	1,630

INCOME BEFORE INCOME TAXES	11,648	10,380	24,729	39,109

INCOME TAX EXPENSE	4,193	3,737	8,902	14,079

NET INCOME	$7,455	$6,643	$15,827	$25,030

BASIC EARNINGS PER SHARE	$0.23	$0.20	$0.48	$0.77

DILUTED EARNINGS PER SHARE	$0.22	$0.20	$0.47	$0.76

Weighted average shares outstanding:

Basic shares outstanding	32,662,043	32,600,101	32,675,273	32,571,840

Diluted shares outstanding	33,620,578	32,980,358	33,398,357	32,982,358

See notes to consolidated financial statements.

THE NAUTILUS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,827	$25,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,245	8,961
Amortization of unearned compensation	255	71
(Gain)/loss on sale of property, plant and equipment	(1,774)	131
Tax benefit of exercise of nonqualified options	315	540
Deferred income taxes	748	169
Changes in assets and liabilities:
Trade receivables	15,426	(6,502)
Inventories	10,382	12,855
Prepaid expenses and other current assets	(1,291)	(433)
Trade payables	(2,047)	(18,782)
Income taxes payable	(1,487)	1,640
Accrued liabilities and royalty payable to stockholders	(8,316)	6,166
Customer deposits	1,213	716

Net cash provided by operating activities	38,496	30,562

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,049)	(5,602)
Proceeds from sale of property, plant and equipment	649	16
Net decrease (increase) in other assets	180	(573)
Proceeds from maturities of short-term investments	—	17,578
Net decrease in notes receivable	138	436

Net cash provided by (used in) investing activities	(3,082)	11,855

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid on common stock	(9,802)	(9,769)
Stock repurchases	—	(1,422)
Proceeds from exercise of stock options	1,827	942

Net cash used in financing activities	(7,975)	(10,249)

Effect of foreign currency exchange rate changes	(140)	(62)

(Continued)

THE NAUTILUS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
NET INCREASE IN CASH AND CASH EQUIVALENTS	$27,299	$32,106
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	72,634	31,719

CASH AND CASH EQUIVALENTS, END OF PERIOD	$99,933	$63,825

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$9,252	$11,760
Amount receivable issued as part of the sale of land	$2,331	—

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

The financial information included herein reflects all adjustments (consisting of only normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results of operations and financial position for the interim periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Consolidation – The consolidated financial statements include The Nautilus Group, Inc. and its wholly-owned subsidiaries (collectively the “Company”). All intercompany transactions and balances have been eliminated.

Use of Accounting Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to revenue recognition, stock-based compensation, warranty reserves, legal reserves, sales return reserves, allowance for doubtful accounts, inventory valuation, intangible asset valuation, and the income tax provision.

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

With one exception, the Company has not recognized compensation expense relating to employee stock options because it has granted options with an exercise price equal to the fair value of the stock on the effective date of grant. In July 2003, certain stock options were granted at an exercise price below current market price on the day of the grant, and thus the Company recognized compensation expense of $85 and $255 for the three and nine months ended September 30, 2004 and $71 for the three and nine months ended September 30, 2003. The unearned portion of this stock option grant resides in Stockholders’ Equity in the Consolidated Balance Sheets and will be recognized evenly over the five-year vesting period as compensation expense. The estimated compensation expense for years 2004-2007 is $340 per year and for 2008 is $184. If the Company had elected to recognize compensation expense for all options granted using a fair value approach, and therefore determined the compensation based on the fair value as determined by the Black-Scholes option pricing model, the pro forma net income and earnings per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$7,455	$6,643	$15,827	$25,030
Add: Stock-based employee compensation expense included in reported net income, net of tax	54	45	163	45
Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax	(327)	(773)	(1,651)	(2,450)

Net income, pro forma	$7,182	$5,915	$14,339	$22,625

Basic earnings per share, as reported	$0.23	$0.20	$0.48	$0.77
Basic earnings per share, pro forma	$0.22	$0.18	$0.44	$0.69

Diluted earnings per share, as reported	$0.22	$0.20	$0.47	$0.76
Diluted earnings per share, pro forma	$0.21	$0.18	$0.43	$0.68

The pro forma amounts may not be indicative of the effects on reported net income for future periods due to the effect of options vesting over a period of years, the granting of stock compensation awards in future years, and option cancellations associated with employee terminations.

For the three and nine months ended September, 2004, there were 51,139 and 173,918 options exercised, respectively, at prices ranging from $6.07 to $16.17 per share. There were 100,500 and 736,500 new options granted during the three and nine months ended September 30, 2004, respectively, at exercise prices ranging from $13.37 to $22.05 per share. There were 427,125 and 547,155 options canceled at prices ranging from $10.39 to $37.70 per share during the three and nine months ended September 30, 2004, respectively.

For the three and nine months ended September 30, 2003, there were 11,125 and 227,726 options exercised, respectively, at prices ranging from $1.37 to $13.78 per share. There were 1,337,500 and 1,410,500 new options granted during the three and nine months ended September 30, 2003, respectively, at exercise prices ranging from $8.39 to $12.80 per share. There were 61,750 and 116,533 options canceled at prices ranging from $6.98 to $34.05 per share during the three and nine months ended September 30, 2003, respectively.

Recent Accounting Pronouncements – In December 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities. FIN No. 46R addresses consolidation by business enterprises of variable interest entities. The Company adopted FIN No. 46R for the quarter ended March 31, 2004. The adoption of FIN No. 46R had no effect on the Company’s financial position, results of operations or cash flows.

In March 2004, the Emerging Issues Task Force (the “EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other than temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. In FASB Staff Position (the “FSP”) 03-1-1, issued in September 2004, the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1 was delayed until the fourth quarter of 2004. The disclosure guidance in paragraphs 21 and 22 of Issue 03-1 remains effective. The Company early adopted EITF 03-1 for the quarter ended June 30, 2004. The adoption of EITF 03-1 had no effect on the Company’s financial position, results of operations or cash flows.

Reclassifications – Certain amounts from 2003 have been reclassified to conform to the 2004 presentation with no effect on previously reported consolidated net income or stockholders’ equity.

2.	INVENTORIES

Inventories consisted of the following:

	September 30, 2004	December 31, 2003
Finished goods	$24,552	$30,901
Work-in-process	1,460	2,294
Parts and components	16,695	19,934

Inventories	$42,707	$53,129

3.	PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment consisted of the following:

	Estimated Useful Life (in years)	September 30, 2004	December 31, 2003
Land	N/A	$2,289	$3,439
Buildings and improvements	31.5	22,440	21,993
Computer equipment	2 to 5	29,287	28,159
Production equipment	3 to 5	18,175	16,838
Furniture and fixtures	5	1,601	1,608
Automobiles and trucks	7	443	590

Total property, plant and equipment		74,235	72,627
Accumulated depreciation		(29,761)	(22,025)

Property, plant and equipment, net		$44,474	$50,602

4.	GOODWILL AND OTHER ASSETS, net

The entire balance of goodwill resides in the commercial/retail segment. As of September 30, 2004, there was no change in the balance from December 31, 2003. Refer to Note 7 for reportable segment financial information.

Other assets consisted of the following:

	Estimated Useful Life (in years)	September 30, 2004	December 31, 2003
Indefinite life trademarks	N/A	$10,465	$10,465
Definite life trademark	20	6,800	6,800
Patents and other assets	1 to 17	1,375	1,558

Total other assets		18,640	18,823
Accumulated amortization - trademarks		(1,672)	(1,417)
Accumulated amortization - patents		(171)	(140)

Other assets, net		$16,797	$17,266

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

Amortization of intangible assets for the three and nine months ended September 30, 2004 was $95 and $286, respectively. Amortization of intangible assets for the three and nine months ended September 30, 2003 was $90 and $270, respectively. The estimated amortization expense for the next five full succeeding years is $380 per year. Such estimated amortization may change if businesses or portions thereof are either acquired or disposed, or if changes in events or circumstances warrant the revision of estimated useful lives.

5.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2004	December 31, 2003
Accrued payroll	$6,672	$9,438
Accrued warranty expense	9,445	7,348
Product safety reinforcement (recall) reserve	—	3,000
Sales return reserve	1,150	1,702
Other	4,983	7,160

Accrued liabilities	$22,250	$28,648

Warranty costs are estimated based on the Company’s experience and are charged to cost of sales as sales are recognized or as such estimates change. Warranty reserve activity for the nine months ended September 30, 2004 and 2003 is as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions*	Balance at End of Period
Accrued warranty expense:
2004	$7,348	$6,585	$4,488	$9,445
2003	$5,358	$5,512	$1,360	$9,510

*	Deductions represent warranty claims paid out in the form of service costs and/or product replacements.

6.	COMPREHENSIVE INCOME

Comprehensive income and its components are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$7,455	$6,643	$15,827	$25,030
Foreign currency translation adjustments	121	678	(258)	1,083

Comprehensive income	$7,576	$7,321	$15,569	$26,113

Accumulated other comprehensive income at September 30, 2004 and December 31, 2003 is due to the foreign currency translation adjustment to the financial statements of the company’s foreign subsidiaries.

7.	REPORTABLE SEGMENTS

The Company’s reportable segments include its direct, commercial/retail, and corporate segments. The direct segment includes all products and related operations involved in marketing to consumers through a variety of direct marketing channels. The Bowflex and TreadClimber lines of fitness equipment and the FitRest line of premium air support sleep systems are the principal products in the Company’s direct segment.

The commercial/retail segment includes all products and related operations that do not involve direct marketing to consumers. Products in this segment include Nautilus, Schwinn, StairMaster, Trimline, and Bowflex commercial and retail fitness equipment and accessories.

The corporate holding company segment includes director costs, legal and accounting fees, salaries of corporate personnel, as well as other costs not specifically attributable to the other two business segments. In addition, treasury is considered a corporate function, so interest income from investments is included in the corporate segment.

The following table presents selected information about the Company’s three reportable segments:

	Direct		Commercial/ Retail		Corporate		Total
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Period Ended September 30, 2004

Net sales	$62,046	$178,108	$61,136	$176,149	$—	$—	$123,182	$354,257

Segment net income (loss)	$4,704	$8,294	$3,540	$11,424	$(789)	$(3,891)	$7,455	$15,827

Period Ended September 30, 2003

Net sales	$51,926	$187,820	$64,032	$158,189	$—	$—	$115,958	$346,009

Segment net income (loss)	$1,484	$17,026	$7,708	$12,917	$(2,549)	$(4,913)	$6,643	$25,030

	Direct	Commercial/ Retail	Corporate	Total
As of September 30, 2004

Segment assets	$31,830	$148,200	$129,889	$309,919

As of December 31, 2003

Segment assets	$37,955	$173,990	$99,990	$311,935

In addition to segmentation by distribution channel, the Company’s net sales by major product category are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Exercise	$122,425	$112,942	$349,699	$329,460
Rest	598	2,861	4,059	15,501
Nutrition	159	155	499	1,048

Net sales	$123,182	$115,958	$354,257	$346,009

8.	EARNINGS PER SHARE

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

The calculation of weighted-average outstanding shares is as follows:

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income	$7,455	32,662,043	$0.23	$6,643	32,600,101	$0.20
Effect of dilutive securities:
Stock options	—	958,535	(0.01)	—	380,257	0.00

Diluted EPS:
Net income	$7,455	33,620,578	$0.22	$6,643	32,980,358	$0.20

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income	$15,827	32,675,273	$0.48	$25,030	32,571,840	$0.77
Effect of dilutive securities:
Stock options	—	723,084	(0.01)	—	410,518	(0.01)

Diluted EPS:
Net income	$15,827	33,398,357	$0.47	$25,030	32,982,358	$0.76

Out of 2,680,930 total options outstanding at September 30, 2004, 370,470 and 407,970 options were not included in the calculation of diluted earnings per share for the three and nine months ended September, 2004, respectively, because they would have been antidilutive. Out of 2,666,228 total options outstanding at September 30, 2003, 1,222,419 and 1,151,919 options were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2003 because they would have been antidilutive.

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

Guarantees – From time to time, the Company arranges for commercial leases or other financing sources to enable certain of its commercial customers to purchase the Company’s equipment. While most of these financings are without recourse, in certain cases the Company provides a guarantee or other recourse provisions to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the commercial equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the commercial customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under SFAS No. 5, Accounting for Contingencies, in situations when collection of the lease payments is not probable. At September 30, 2004, the maximum contingent liability under all recourse and guarantee provisions, including recourse and guarantee provisions issued prior to January 1, 2003, was approximately $4,037. As of September 30, 2004, lease terms on outstanding commercial customer financing arrangements were between 3 and 7 years. A reserve for estimated losses under recourse provisions has been recorded in the amount of $142 based on historical loss experience and is included in accrued liabilities at September 30, 2004. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has also recorded additional liability and corresponding reduction of revenue of $47 and $107 for the three and nine months ended September 30, 2004, respectively, for the estimated fair value of the Company’s guarantees issued during the period. The fair value of the guarantees was determined based on the estimated risk premium a bank or similar institution would require in order to extend financing to a customer in the absence of a third-party guarantee. This liability is being reduced over the life of each respective guarantee. In most cases if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the commercial customer. It is not practical to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Product Warranty Matters – Our accrued warranty expense reflects management’s best estimate of probable liability under its product warranties. We determine the warranty accrual based on known product failures (if any), historical experience, and other currently available evidence.

Product Safety Matters – In February 2004, the Company was notified that the U.S. Consumer Product Safety Commission (the “CPSC”) is investigating whether the Company violated the reporting obligations of the Consumer Product Safety Act (the “Act”) in connection with bench and lat tower incidents reported by users of the Bowflex Power Pro with lat tower attachment. Under the Act, the CPSC may assess penalties if it is determined that a product defect was not reported in accordance with the Act. The Company is fully cooperating with this investigation and believes the outcome will not have a material impact on its financial position, results of operations or cash flows.

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

In December 2002, the Company filed suit against ICON Health and Fitness, Inc. (“ICON”) in the Federal District Court, Western District of Washington (the “District Court”) alleging infringement by ICON of the Company’s Bowflex patents and trademarks. The Company sought injunctive relief, unquantified treble damages and its fees and costs. In October 2003, the District Court dismissed our patent infringement claims. The Company appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) and in November 2003, the Appeals Court overruled the District Court and reinstated the patent infringement claims. The District Court has scheduled a trial on our patent infringement claims against ICON in April 2005.

In July 2003, the District Court ruled in favor of the Company on a motion for preliminary injunction on the issue of trademark infringement and entered an order barring ICON from using the trademark “CrossBow” on any exercise equipment. In its ruling, the District Court concluded that the Company showed “a probability of success on the merits and irreparable injury” on its trademark infringement claim. In August 2003, the Appeals Court granted ICON a temporary stay regarding the motion for a preliminary injunction, enjoining ICON from using the trademark “CrossBow.” This stay allowed ICON to continue using the trademark “CrossBow” until a decision was issued by the Appeals Court. In June 2004, the Appeals Court issued its decision upholding the issuance of an injunction, and preventing ICON from selling exercise equipment using the trademark “CrossBow” pending trial on the trademark issue. No trial date has been set on the trademark claim.

ICON has been using the term “CrossBar” on certain exercise equipment in response to the litigation regarding its use of “CrossBow.” In July 2004, the Company filed an additional suit against ICON in the District Court alleging that ICON has further infringed on the Bowflex trademark by the use of the “CrossBar” trademark. The Company seeks injunctive relief to prevent the sale of any fitness equipment that bears the trademark “CrossBar” as well as monetary damages.

11.	RELATED-PARTY TRANSACTIONS

The Company incurred royalty expense under an agreement with a shareholder of the Company of $0 and $1,597 for the three months ended September 30, 2004 and 2003, respectively. The Company incurred royalty expense under this agreement of $1,843 and $4,838 for the nine months ended September 30, 2004 and 2003, respectively. In addition to the royalty agreement, the shareholder had separately negotiated an agreement dated September 18, 1992, when the Company was privately held, between the shareholder, the Company’s former Chairman and Chief Executive Officer (the “former Chairman”), and a former director of the Company. That separate agreement stipulated that annual royalties above $90 would be paid 60% to the shareholder, 20% to the former Chairman and 20% to the former director. Both of these agreements expired in April 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “could,” “may,” “will,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projections,” “potential,” “continue,” or words of similar import, constitute “forward-looking statements.” Investors are cautioned that all forward-looking statements involve risks and uncertainties, and various factors could cause actual results to differ materially from those in the forward-looking statements. From time to time and in this Form 10-Q, we may make forward-looking statements relating to our financial performance, including the following:

•	Anticipated revenues, expenses and gross margins;

•	Seasonal patterns;

•	Expense as a percentage of revenue;

•	Anticipated earnings;

•	New product introductions; and

•	Future capital expenditures.

Numerous factors could affect our actual results, including the following:

•	The availability of media time and fluctuating advertising rates;

•	A decline in consumer spending due to unfavorable economic conditions;

•	Our ability to effectively develop, market and sell future products;

•	Our ability to get foreign sourced products through customs in a timely manner;

•	Our ability to effectively identify and negotiate any future strategic acquisitions;

•	Our ability to adequately protect our intellectual property;

•	Introduction of lower priced competing products;

•	Unpredictable events and circumstances relating to our international operations, including our use of foreign manufacturers;

•	Government regulatory action; and

•	General economic conditions.

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

EXECUTIVE OVERVIEW

The Nautilus Group, Inc. is a leading marketer, developer and manufacturer of branded health and fitness products sold under such well-known names as Nautilus, Bowflex, Schwinn, and StairMaster. Our products are distributed through diversified direct, retail and commercial sales channels. We market and sell our Bowflex, TreadClimber, and FitRest products through our direct-marketing channel utilizing an effective combination of television commercials, infomercials, response mailings, the Internet, and inbound/outbound call centers. We market and sell our Nautilus, Schwinn, and StairMaster commercial fitness equipment through our sales force and selected dealers to health clubs, government agencies, hotels, corporate fitness centers, colleges, universities and assisted living facilities worldwide. We also market a comprehensive line of consumer fitness equipment sold under the Nautilus, Schwinn, StairMaster, Bowflex, and Trimline brands through a network of specialty and sporting goods dealers, distributors, and retailers worldwide.

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

The corporate holding company reflects activities that include director costs, legal and accounting fees, salaries of corporate personnel, as well as other costs not specifically attributable to the other two business segments. In addition, treasury is considered a corporate function, so interest income from investments is included in the corporate segment.

Third Quarter 2004 Results

As we look at our financial and operational results for the third quarter of 2004, we are continuing to see the results of our turnaround plan that began during the second half of 2003. Our turnaround is based on continually investing in innovation, diversifying our brands and sales channels and building a strong management team. In the third quarter of 2003, we began our three phase, approximately 18 month, turnaround plan to reposition our brands and improve our sales channels in order to grow revenue and earnings again. Those three phases were gain control, stabilize, and grow again. We completed phase one of the turnaround, the gain control phase, at the end of the first quarter of 2004. At the end of the third quarter, we are transitioning from the stabilization phase to the growth phase of the turnaround plan.

In the second phase of our turnaround, we began to execute upon the diversification, development and repositioning of our brands and to leverage those brands in each one of our sales channels. Our goal is to have healthy brands with differentiated consumer focused products being sold through the appropriate sales channels. We continue to undergo a sales channel and brand shift from primarily the direct channel to a more diversified and balanced penetration in retail, commercial and direct while simultaneously creating a better balance between our cardiovascular and strength training products. Less than a year ago our company was focused mainly on the direct channel, which according to our research, represents only approximately 20% of the market opportunity, since over 80% of fitness equipment is purchased through retail channels. Also, we were focusing mostly on strength equipment instead of both strength and cardiovascular. Today, we are positioning our Company to leverage our leading brands across multiple channels, including more focus on the retail channel, with both cardiovascular and strength products to drive growth in the $5 billion fitness equipment segment.

The final phase of our plan is when we begin to experience meaningful growth after we have repositioned our brands and differentiated our sales channels, which we believe we have done as we enter the fourth quarter of 2004. We are encouraged by our accomplishments thus far this year including our new product introductions, new sales channels, and the new enhancements to our senior management team. However, we continue to have ample opportunity for improvement in our Company.

During the third quarter of 2004, net sales were $123.2 million compared to $116.0 million in the same period a year ago, a 6% increase. During the third quarter, a number of our brands performed well, including the Bowflex, the TreadClimber, our commercial Stairmaster elliptical line and our Nautilus Nitro Plus commercial strength line.

Our Bowflex home-gym brand has stabilized and began to grow again during the third quarter of 2004 with sales of 52,000 units through our direct and commercial/retail channel compared to 49,000 units during the third quarter of 2003. Within the direct channel sales reached 34,000 units, up from 29,000 units the same quarter last year. This quarter marks the largest direct channel Bowflex home-gym unit sales volume since the first quarter of 2003. We believe this is due to product innovation and decreased presence of competitive products. We believe our innovation strategy along with our strong Bowflex brand will allow us to maintain our leadership position in the home-gym market despite the expiration of the main patent for the Bowflex Power Rod resistance technology in April 2004.

The TreadClimber had $11.0 million in net sales this quarter, up from $6.7 million the same quarter last year. TreadClimber sales have reached $36 million so far this year and should be approximately $50 million by year end. With year over year sales growth of more than 150 percent, TreadClimber is the most successful product introduction in our company’s history. We believe this new form of exercise modality will continue to grow as more and more people have the opportunity to experience a TreadClimber workout. With this long-term view point we have begun development of two new models to be released in 2005. We also adjusted our advertising to more effectively demonstrate the product and reduce the promotional aspect. While this may impact short-term sales, it will better position the brand for long-term growth and drive long-term shareholder value.

We also continued to diversify our revenue from a channel perspective and by product line during the third quarter of 2004. Year to date net sales from the commercial/retail segment increased by 11% compared to the same period of 2003, and made up 50% of total net sales compared to 46% in the same period a year ago. Within the commercial/retail segment non-Bowflex home-gym revenue accounted for 80% of net sales during the third quarter of 2004, as compared to 72% during the third quarter of 2003. In addition, non-Bowflex home-gym revenue accounted for 50% of consolidated net sales in the third quarter of 2004 compared to 48% in the third quarter of 2003, evidence that we are starting to realize our goal of diversifying our revenue by product line. This diversification of revenue by product is directly attributed to better product branding by sales channel and increased investment in innovation over the past 18 months. Approximately 30% of our revenue in 2004 will be from new products.

From a channel perspective, we have begun to expand our strategic relationships with larger sporting good retailers, department stores and wholesale club stores. We believe the retail channel offers our Company a very promising growth opportunity as there is a lack of quality branded strength and cardiovascular equipment in the retail market. We currently have a very small percentage of the overall retail market share and are beginning to expand the number of Stock Keeping Units “SKU’s” we have with existing retails and to develop our channel opportunities with new retailers. As we make our highly recognized and quality branded equipment easier for the customer to purchase in the retail channels.

We believe our business will show increased seasonality as we anticipate sales through the commercial/retail channels will grow as a percentage of total sales.

Our strongest quarter for the retail segment is generally the fourth quarter, the sell in season for retailers, followed by the first quarter the sell through season for consumers. We believe the principal reason for this trend is heightened consumer demand for fitness equipment associated with New Year’s resolutions after the holiday season. The seasonality effect has been particularly significant with cardiovascular equipment sales, which have been softer during the second and third quarters as compared to the first and fourth quarters, due to warmer weather and the resulting increase in outdoor exercise. Another factor is that retailers tend to delay purchases until the new product lines are introduced, which generally begins in September and October each year. Our consolidated operating income was $11.3 million, or a 9.2% operating income margin, which included a $1.8 million one-time pretax gain on the sale of land, compared to $9.8 million and an 8.4% operating income margin for the third quarter of 2003. We anticipate operating margins will increase during the fourth quarter due to the expected seasonality and the beginning of the growth phase of our turnaround.

CRITICAL ACCOUNTING POLICIES

This discussion and analysis is based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

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

Intangible Asset Valuation

Currently, intangible assets consist predominantly of the Nautilus, Schwinn, and StairMaster trademarks and goodwill associated with the acquisition of Schwinn Fitness. Management estimates affecting these trademark and goodwill valuations include determination of useful lives and estimates of future cash flows and fair values to perform an impairment analysis on an annual basis or if additional circumstances arise. The useful lives assigned by management to the Nautilus, Schwinn, and StairMaster trademarks are indefinite, 20 years, and indefinite, respectively. Any major change in the useful lives and/or the determination of an impairment associated with the valuation of the aforementioned intangible assets may result in asset value write-downs, which could have a significant impact on our current and future financial position and results of operations.

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

STATEMENT OF OPERATIONS DATA – THREE MONTHS ENDED SEPTEMBER 30

The following tables present certain consolidated financial data as a percentage of net sales and statement of operations data comparing results for the third quarter of 2004 and 2003:

Statement of Operations Data (% of Net Sales)	Quarter Ended September 30,
	2004	2003
Net sales	100.0%	100.0%

Cost of sales	52.4	50.6

Gross profit	47.6	49.4

Operating expenses:
Selling and marketing	30.9	29.7
General and administrative	5.3	8.1
Research and development	1.4	1.5
Royalties	0.8	1.7

Total operating expenses	38.4	41.0

Operating income	9.2	8.4

Other income - net	0.3	0.5

Income before income taxes	9.5	8.9

Income tax expense	3.4	3.2

Net income	6.1%	5.7%

Statement of Operations Data (In Thousands)	Quarter Ended September 30,
	2004	2003	$ change	% change
Net sales	$123,182	$115,958	$7,224	6.2%
Cost of sales	64,577	58,671	5,906	10.1%

Gross profit	58,605	57,287	1,318	2.3%

Operating expenses:
Selling and marketing	38,039	34,492	3,547	10.3%
General and administrative	6,540	9,339	(2,799)	-30.0%
Research and development	1,697	1,739	(42)	-2.4%
Royalties	1,051	1,930	(879)	-45.5%

Total operating expenses	47,327	47,500	(173)	-0.4%

Operating income	11,278	9,787	1,491	15.2%

Interest income	371	134	237	176.9%
Other income - net	(1)	459	(460)	-100.2%

Income before income taxes	11,648	10,380	1,268	12.2%

Income tax expense	4,193	3,737	456	12.2%

Net income	$7,455	$6,643	$812	12.2%

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003

Net Sales

Net sales in the third quarter of 2004 were $123.2 million, an increase of $7.2 million or 6.2% compared to the third quarter of 2003. Sales within our direct segment were $62.0 million in the third quarter of 2004, an increase of $10.1 million, or 19.5%, compared to the third quarter of 2003 due to strong Bowflex and TreadClimber sales. Our direct segment accounted for 50.4% of our aggregate net sales in the quarter, an increase from 44.8% in the third quarter of 2003. The majority of the sales in our direct segment are from our Bowflex product line, which accounted for 80.1% of our direct segment net sales in the third quarter of 2004 as compared to 81.4% during the same period of 2003. We believe the increase in direct segment sales is due to product innovation and a decreased presence of competing products.

In the third quarter of 2004, sales of our TreadClimber product line accounted for $11.0 million of our direct segment net sales compared to $6.7 million during the same period of 2003, an increase of 65.6%. We expect TreadClimber sales to continue as a significant portion of our non-Bowflex revenue going forward.

Sales within our commercial/retail segment were $61.1 million in the third quarter of 2004, a decrease of 4.5% compared with 2003. Commercial/retail sales accounted for 49.6% of our aggregate net sales during the third quarter compared to 55.2% in the third quarter of 2003. The decrease in commercial/retail segment sales is due to a large initial sell-in of Bowflex home-gym products to a large retailer during the third quarter of 2003. Excluding Bowflex home-gym sales to the large retailer our more balanced sales strategy increased sales 14.9% in the third quarter of 2004 compared to the same quarter in 2003. Bowflex sales accounted for only 19.8% of overall commercial/retail segment sales during the third quarter of 2004, as compared to 27.7% during the third quarter of 2003. This is largely due to selling a more diverse lineup of products into a more diverse group of retail customers as the retail channel begins its preparation for the post-holiday exercise equipment sales season.

We believe our business will show increased seasonality going forward as we anticipate sales through the commercial/retail channels will grow as a percentage of total sales. Our strongest quarter for the commercial/retail segment is generally the fourth quarter, which is the sell-in season for retailers, followed by the first quarter which is the sell-through season for consumers. The strength of both quarters can be attributed to heightened consumer demand for fitness equipment following the holidays and associated with New Year’s resolutions. We believe that sales within our commercial/retail segment will be considerably lower in the second quarter of the year compared to other quarters. The second and third quarters are typically softer than the first and fourth quarters, particularly in cardiovascular equipment sales due to warmer weather and the resulting increase in outdoor exercise. In our direct marketing business, we have found that influences on television viewership, such as the broadcast of national network season finales and seasonal weather factors, cause our spot television commercials on national cable television to be less effective in the second quarter than in other periods of the year. Another factor contributing to seasonality is that retailers tend to delay purchases until the new product lines are introduced, which generally begins in September each year.

As we continue to move to a more diversified revenue stream, we expect to experience overall seasonality similar to the commercial/retail sales channels. We believe our revenue and earnings will be lower in the first half of each year compared to the latter half of the year, with the second quarter being the weakest. This trend was evident in 2003, as our commercial and retail sales channels generated approximately 37% of its full year revenue in the first six months of 2003.

Gross Profit

Gross profits in the third quarter of 2004 were $58.6 million an increase of $1.3 million, or 2.3% as compared to the same period of 2003. Our overall gross profit margin decreased to 47.6% in the third quarter of 2004 as compared to 49.4% in the same period a year ago. The gross profit margin within our direct segment was 67.7% in the third quarter of 2004 compared to 66.2% in the third quarter of 2003. The increase in the direct segment gross profit margin is due to a change in product mix from FitRest to TreadClimber products which have a higher gross profit margin.

The gross profit margin within our commercial/retail segment was 27.2% in the third quarter of 2004, compared with 35.8% during the same period of 2003. The decline in the gross profit margin was due to a change in the mix of products sold. During the third quarter of 2003 we had a significant initial in-sell of higher margin Bowflex home-gym products with a large retailer resulting in Bowflex products accounting for 27.7% of commercial/retail segment sales compared to 19.8% during the third quarter of 2004.

Operating Expenses

Selling and Marketing

Selling and marketing expenses were $38.0 million in the third quarter of 2004 compared to $34.5 million in the same period a year ago, an increase of 10.3%. As a percentage of net sales, selling and marketing expenses increased to 30.9% in the third quarter of 2004 from 29.7% in the third quarter of 2003.

Due to our efficient direct segment spending, selling and marketing expenses decreased as a percentage of direct segment net sales to 50.3% in the third quarter of 2004 as compared to 52.3% during the third quarter of 2003. By promoting our special financing programs, which increased our financing costs 5.4 percentage points to 8.2% as a percentage of net sales, we were able to reduce our direct advertising expense as a percentage of net sales by 6.4 percentage points to 30.6% in the third quarter of 2004 compared with the third quarter of 2003. Selling and marketing expenses within our commercial/retail segment were 11.2% of net sales in the third quarter of 2004, compared to 11.4% in the third quarter of 2003.

General and Administrative

General and administrative expenses were $6.5 million in the third quarter of 2004 compared to $9.3 million in the same period a year ago, a decrease of $2.8 million, or 30.0%. As a percentage of net sales, general and administrative expenses were 5.3% in the third quarter of 2004 and 8.1% in the third quarter of 2003.

Our direct segment and commercial/retail segment general and administrative expenses were consistent in the third quarter of 2004 compared to the third quarter of 2003. Our corporate segment general and administrative expenses decreased by $2.7 million in the third quarter of 2004 compared to the same period a year ago due to a $1.8 million one-time pretax gain on the sale of land and a reduction in legal costs.

Research and Development

Research and development expenses remained consistent at $1.7 million in the third quarter of 2004 compared to the third quarter of 2003. We expect to increase our investment going forward consistent with the innovation part of our strategy launched in 2003.

Royalties

Royalty expense decreased to $1.1 million in the third quarter of 2004 from $1.9 million in the same period a year ago, a decrease of 45.5%. Our direct and commercial/retail segments have several agreements under which we are obligated to pay royalties on certain products. The decrease in our royalty expense is primarily attributable to the April 27, 2004 expiration of a royalty agreement related to the patent for the Bowflex Power Rod resistance technology. Our royalty expense will fluctuate based on sales of our products that include royalty agreements, including our TreadClimber products as well as our elliptical products and other new products in development.

Operating Income

Operating income increased to $11.3 million in the third quarter of 2004 from $9.8 million in the same period a year ago, an increase of 15.2%. Operating margin increased to 9.2% in the third quarter of 2004, compared to 8.4% in the same period of 2003. As we move toward greater diversification in our business between direct and commercial/retail channels, management now looks to operating income as a better indicator of how our business segments are performing. Our direct segment operating margin increased to 11.8% in the third quarter of 2004 compared to 4.5% during the same period of 2003 due to the 1.5 percentage point increase in gross profit margin described above and a 5.9 percentage point reduction in operating expenses. The direct segment operating margin is sensitive to changes in advertising rates. For example, if we were to experience a 5% increase in advertising costs, we estimate that our direct segment operating margin would decline by approximately 1.5 percentage points. Our commercial/retail segment operating margin decreased to 8.9% in the second quarter of 2004, compared to 18.2% during the same period of 2003 due primarily to the 8.6 percentage point decline in gross profit margin associated with product mix changes. The loss from operations of the corporate segment declined from $4.2 million to $1.5 million as the result of a one-time $1.8 million pretax gain on the sale of land and a reduction in legal expenses.

Income Tax Expense

Income tax expense increased by $0.5 million to $4.2 million for the third quarter of 2004 from $3.7 million for the same period of 2003 due to the increase in our income before taxes. We expect our income tax expense to fluctuate in line with changes in our income before taxes.

STATEMENT OF OPERATIONS DATA – NINE MONTHS ENDED SEPTEMBER 30

The following tables present certain consolidated financial data as a percentage of net sales and statement of operations data comparing results for the first nine months in 2004 and 2003:

Statement of Operations Data (% of Net Sales)	Nine Months Ended September 30,
	2004	2003
Net sales	100.0%	100.0%

Cost of sales	53.5	47.3

Gross profit	46.5	52.7

Operating expenses:
Selling and marketing	31.2	31.7
General and administrative	6.0	7.2
Research and development	1.4	1.2
Royalties	1.2	1.7

Total operating expenses	39.8	41.8

Operating income	6.7	10.9

Other income - net	0.3	0.4

Income before income taxes	7.0	11.3

Income tax expense	2.5	4.1

Net income	4.5%	7.2%

Statement of Operations Data (In Thousands)	Nine Months Ended Sept. 30,
	2004	2003	$ change	% change
Net sales	$354,257	$346,009	$8,248	2.4%
Cost of sales	189,475	163,791	25,684	15.7%

Gross profit	164,782	182,218	(17,436)	-9.6%

Operating expenses:
Selling and marketing	110,392	109,688	704	0.6%
General and administrative	21,095	24,999	(3,904)	-15.6%
Research and development	4,784	4,245	539	12.7%
Royalties	4,693	5,807	(1,114)	-19.2%

Total operating expenses	140,964	144,739	(3,775)	-2.6%

Operating income	23,818	37,479	(13,661)	-36.4%

Interest income	913	593	320	54.0%
Other income (expense) - net	(2)	1,037	(1,039)	-100.2%

Income before income taxes	24,729	39,109	(14,380)	-36.8%

Income tax expense	8,902	14,079	(5,177)	-36.8%

Net income	$15,827	$25,030	$(9,203)	-36.8%

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Net Sales

Net sales increased by $8.2 million to $354.3 million in the first nine months of 2004 from $346.0 million in the first nine months of 2003. Our net sales benefited from sales growth of $18.0 million from our commercial/retail segment as we continue to execute our strategy of expanding our presence, product lines, brands and channels, especially within the commercial/retail segment. In addition, there was a $26.4 million increase from our TreadClimber product line.

Sales within our direct segment were $178.1 million in the first nine months of 2004, a decrease of $9.7 million, or 5.2%, compared with the first nine months of 2003. We believe the decrease in direct segment sales in the first nine months of 2004 as compared with the first nine months of 2003 is primarily due to a $24.3 million decrease in Bowflex home-gym sales as the result of competition in the first six months of 2004 and an $11.4 million decrease in FitRest product sales due to reduced advertising as we continue to assess the marketing plan. The declines in Bowflex home-gym and FitRest products are offset by a $26.4 million increase in TreadClimber sales during the first nine months of 2004 as compared to the first nine months of 2003. We expect TreadClimber sales to be a significant portion of our non-Bowflex home-gym revenue going forward.

Sales within our commercial/retail segment were $176.1 million in the first nine months of 2004, an increase of $18.0 million over 2003. The increase in sales within the commercial/retail segment is attributable to expansion of our commercial and retails channels and growth in our international sales which increased by $7.5 million to $31.0 million in the first nine months of 2004 compared to $23.5 million during the first nine months of 2003.

Gross Profit

Gross profits decreased $17.4 million, or 9.6%, in the first nine months of 2004 compared to the same period in 2003. Our overall gross profit margin decreased to 46.5% in the first nine months of 2004, compared to 52.7% in the same period a year ago. The decrease in gross profit margin can be attributed to the shift in sales mix by channel as well as the shift in sales mix within the direct segment.

The gross profit margin within our direct segment was 64.3% in the first nine months of 2004 compared to 70.5% in the first nine months of 2003. Approximately 3.3 percentage points of the decline is due to increased shipping costs due to the combination of carrier rate increases and certain sales promotions involving “trade ups” and “trade ins” of Bowflex products. Another 2.3 percentage points of the decline is due to a change in sales mix from the higher margin Bowflex to the TreadClimber. As we continue to sell more units of the TreadClimber, we believe our TreadClimber margins will increase as we obtain volume based price reductions from suppliers and leverage our fixed costs.

The gross profit margin within our commercial/retail segment decreased from 31.5% to 28.6% in the first nine months of 2004, compared with the same period of 2003, due primarily to a large initial sell-in of Bowflex home-gyms to a large retailer in the third quarter of 2003.

Operating Expenses

Selling and Marketing

Selling and marketing expenses increased to $110.4 million in the first nine months of 2004 from $109.7 million in the same period a year ago, an increase of 0.6%. As a percentage of net sales, overall selling and marketing expenses decreased to 31.2% in the first nine months of 2004 from 31.7% in the first nine months of 2003.

Selling and marketing expenses within our direct segment increased to 50.5% of net sales from 47.8% of net sales comparing the same periods. The increase in selling and marketing expense as a percentage of net sales was primarily due to cost associated with expansion of our special promotional consumer financing programs in an effort to increase sales and increased direct mailing costs as we capitalized on our expanding customer database to generate customer inquiries and drive sales.

Selling and marketing expenses within our commercial/retail segment were 11.7% of net sales in the first nine months of 2004, compared to 12.6% in the first nine months of 2003. This decline in selling and marketing expense as a percentage of net sales is attributable to increased net sales within the commercial/retail segment without an incremental increase in selling and marketing as the result of leveraging the Bowflex brand recognition generated by the direct marketing segment.

General and Administrative

General and administrative expenses decreased to $21.1 million in the first nine months of 2004 from $25.0 million in the same period a year ago, a decrease of $3.9 million, or 15.6%. As a percentage of net sales, general and administrative expenses decreased to 6.0% in the first nine months of 2004 as compared to 7.2% during the first nine months of 2003. Our direct segment decreased $2.5 million from $10.2 million to $7.7 million during the first nine months of 2004 as compared to 2003 due primarily to wage and consulting costs associated with implementation of our information system. Our commercial/retail segment decreased $0.2 million from $6.7 million to $6.5 million during the first nine months of 2004 as compared to 2003. Our corporate segment general and administrative expenses decreased $1.2 million in the first nine months of 2004 compared to the same period a year ago due primarily to a $1.8 million one-time pretax gain on the sale of land.

Research and development

Research and development expenses increased to $4.8 million in the first nine months of 2004 from $4.2 million in the same period a year ago, an increase of $0.6 million, or 12.7%. The increase in research and development expenses is consistent with the innovation component of our strategy launched in 2003, and we expect to increase our investment going forward.

Royalties

Royalty expense decreased to $4.7 million in the first nine months of 2004 from $5.8 million in the same period a year ago, a decrease of 19.2%. Our direct and commercial/retail segments have several agreements under which we are obligated to pay royalties on certain products. The decrease in our royalty expense is primarily attributable to the April 2004 expiration of a royalty agreement related to the patent for the Bowflex Power Rod resistance technology. This decrease was partially offset by increases in TreadClimber and elliptical product royalties.

Operating Income

Operating income decreased to $23.8 million in the first nine months of 2004 from $37.5 million in the same period a year ago, a decrease of 36.4%. Operating margin decreased to 6.7% in the first nine months of 2004 compared to 10.9% in the same period of 2003. Our direct segment operating margin decreased to 7.3% in the first nine months of 2004 compared to 14.2% during the same period of 2003. This decline is primarily due to a 6.2 percentage point reduction in gross profit margin and a 2.7 percentage point increase in selling and marketing expenses as a percentage of net sales offset by a 1.1 percentage point decline in general and administrative expenses, as explained above. Our commercial/retail segment operating margin decreased to 10.1% in the first nine months of 2004 compared to 12.0% during the same period of 2003. This decline is primarily due to a 2.9 percentage point reduction in gross profit margin offset by a 0.9 percentage point decline in selling and marketing expenses as a percentage of net sales.

Income Tax Expense

Income tax expense decreased by $5.2 million to $8.9 million for the first nine months of 2004 from $14.1 million for the same period of 2003 due to the decline in our income before taxes. We expect our income tax expense to fluctuate in line with changes in our income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our business primarily from cash generated by our operating activities. During the first nine months of 2004, our operating activities generated $38.5 million in net cash, which contributed to an aggregate $99.9 million balance in cash and cash equivalents, compared with $30.6 million in net cash generated by our operating activities in the first nine months of 2003. This improvement in operating cash flow was primarily due to a decrease in accounts receivable and trade payables offset by a decrease in earnings and accrued liabilities in 2004 as compared to the first nine months of 2003.

Net cash used in investing activities was $3.1 million in the first nine months of 2004 compared with net cash provided by investing activities in the first nine months of 2003 of $11.9 million. The largest component of this change was due to $17.6 million of short-term investments that matured in the first nine months of 2003. Additionally, capital expenditures were down from $5.6 million in the first nine months of 2003 to $4.0 million during the same period in 2004. The capital expenditures in 2003 primarily consisted of manufacturing equipment and information systems and related equipment, while capital expenditures in 2004 consisted of computer equipment, production equipment and building improvements.

Net cash used in financing activities was $8.0 million in the first nine months of 2004, due to cash dividends paid of $9.8 million partially offset by $1.8 million of stock option exercises. Net cash used in financing activities was $10.2 million in the first nine months of 2003, due to cash dividends paid of $9.8 million and Company stock repurchases of $1.4 million, partially offset by $0.9 million of stock option exercises.

Working capital was $154.0 million at September 30, 2004 compared to $138.7 million at December 31, 2003. The increase in working capital is due to a $27.3 million increase in cash and cash equivalents as the result of net income for the period and the collection of trade receivables. The $15.5 million decrease in trade receivables at September 30, 2004 as compared to December 31, 2003 can primarily be attributed to seasonality of the business, as our fourth quarter is our strongest sales quarter. The $10.4 million decrease in inventories and $8.4 million decrease in trade payables and accrued liabilities at September 30, 2004 as compared to December 31, 2003 can primarily be attributed to the timing of inventory purchases which tend to be lower in the third quarter compared with the fourth quarter due to the seasonal nature of the business.

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

OFF-BALANCE SHEET ARRANGEMENTS

From time to time, we arrange for leases or other financing sources with third parties to enable certain of our commercial customers to purchase our equipment. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. The purpose of these guarantees is to increase our selling opportunities to commercial customers that would not otherwise be able to obtain affordable financing to purchase our equipment. At September 30, 2004, the maximum contingent liability under all recourse provisions was approximately $4.0 million. Refer to Note 10 of the Notes to Consolidated Financial Statements for further discussion of the accounting treatment for these arrangements. We expect an increase in these types of arrangements going forward.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities. FIN No. 46R addresses consolidation by business enterprises of variable interest entities. The Company adopted FIN No. 46R for the quarter ended March 31, 2004. The adoption of FIN No. 46R had no effect on the Company’s financial position, results of operations or cash flows.

In March 2004, the Emerging Issues Task Force (the “EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other than temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. In FASB Staff Position (the “FSP”) 03-1-1, issued in September 2004, the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1 was delayed until the fourth quarter of 2004. The disclosure guidance in paragraphs 21 and 22 of Issue 03-1 remains effective. The Company early adopted EITF 03-1 for the quarter ended June 30, 2004. The adoption of EITF 03-1 had no effect on the Company’s financial position, results of operations or cash flows.

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

FOREIGN EXCHANGE RISK

We are exposed to foreign exchange risk from currency fluctuations, mainly in Europe. Given the relative size of our current foreign operations, we do not believe the exposure to changes in applicable foreign currencies to be material, such that it could have a significant impact on our current or near-term financial position, results of operations, or cash flows. Management estimates the maximum impact on stockholders’ equity of a 10% change in any applicable foreign currency to be $1.3 million.

INTEREST RATE RISK

We have financed our growth through cash generated from operations. At September 30, 2004, we had no outstanding borrowings and were not subject to any related interest rate risk.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In December 2002, the Company filed suit against ICON Health and Fitness, Inc. (“ICON”) in the Federal District Court, Western District of Washington (the “District Court”) alleging infringement by ICON of the Company’s Bowflex patents and trademarks. The Company sought injunctive relief, unquantified treble damages and its fees and costs. In October 2003, the District Court dismissed our patent infringement claims. The Company appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) and in November 2003, the Appeals Court overruled the District Court and reinstated the patent infringement claims. The District Court has scheduled a trial on our patent infringement claims against ICON in April 2005.

In July 2003, the District Court ruled in favor of the Company on a motion for preliminary injunction on the issue of trademark infringement and entered an order barring ICON from using the trademark “CrossBow” on any exercise equipment. In its ruling, the District Court concluded that the Company showed “a probability of success on the merits and irreparable injury” on its trademark infringement claim. In August 2003, the Appeals Court granted ICON a temporary stay regarding the motion for a preliminary injunction, enjoining ICON from using the trademark “CrossBow.” This stay allowed ICON to continue using the trademark “CrossBow” until a decision was issued by the Appeals Court. In June 2004, the Appeals Court issued its decision upholding the issuance of an injunction, and preventing ICON from selling exercise equipment using the trademark “CrossBow” pending trial on the trademark issue. No trial date has been set on the trademark claim.

ICON has been using the term “CrossBar” on certain exercise equipment in response to the litigation regarding its use of “CrossBow.” In July 2004, the Company filed an additional suit against ICON in the District Court alleging that ICON has further infringed on the Bowflex trademark by the use of the “CrossBar” trademark. The Company seeks injunctive relief to prevent the sale of any fitness equipment that bears the trademark “CrossBar” as well as monetary damages.

Item 6. Exhibits

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

THE NAUTILUS GROUP, INC.

November 9, 2004 Date	By:	/s/ Greggory C. Hammann
Greggory C. Hammann, Chairman, Chief Executive Officer and President (Principal Executive Officer)

November 9, 2004 Date	By:	/s/ Rod W. Rice
Rod W. Rice, Chief Financial Officer and Secretary (Principal Financial Officer)

November 9, 2004 Date	By:	/s/ William D. Meadowcroft
William D. Meadowcroft, Vice President, Principal Accounting Officer and Treasurer