Form 10-K
period 2004-12-31
NAUTILUS GROUP INC
filed 2005-03-16
CIK 1078207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Commission file number: 000-25867

NAUTILUS, INC.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price ($19.51) as reported on the New York Stock Exchange, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2004) was $638,527,709.

The number of shares outstanding of the Registrant’s Common Stock as of February 15, 2005 was 33,165,508 shares.

Documents Incorporated by Reference

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2005 Annual Meeting of Stockholders.

NAUTILUS, INC.

2004 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “could,” “may,” “will,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projections,” “potential,” “continue,” and words of similar import, constitute “forward-looking statements.” Investors are cautioned that all forward-looking statements involve risks and uncertainties and various factors could cause actual results to differ materially from those in the forward-looking statements. From time to time and in this Form 10-K, we may make forward-looking statements relating to our financial performance, including the following:

•	Anticipated revenues, expenses and gross margins;

•	Seasonal patterns;

•	Expense as a percentage of revenue;

•	Anticipated earnings;

•	New product introductions; and

•	Future capital expenditures.

Numerous factors could affect our actual results, including the following:

•	The availability of media time and fluctuating advertising rates;

•	A decline in consumer spending due to unfavorable economic conditions;

•	Our ability to effectively develop, market and sell future products;

•	Our ability to get foreign sourced products through customs in a timely manner;

•	Our ability to effectively identify and negotiate any future strategic acquisitions;

•	Our ability to adequately protect our intellectual property;

•	Introduction of lower priced competing products;

•	Unpredictable events and circumstances relating to our international operations, including our use of foreign manufacturers; and

•	Government regulatory action.

We describe certain of these and other key risk factors elsewhere in more detail in this Form 10-K. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except to the extent required by federal securities laws, we undertake no obligation to update publicly any forward-looking statements to reflect new information, events, or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Item 1. Business

OVERVIEW

Nautilus, Inc. (the “Company”) is a leading marketer, developer and manufacturer of branded health and fitness products sold under such well-known brand names as Nautilus, Bowflex, Schwinn, StairMaster and Trimline. Our products are distributed through diversified direct, retail and commercial sales channels, both domestically and internationally. We market and sell a variety of branded products that are targeted at specific segments where people shop or exercise. Nautilus and StairMaster brands are most commonly marketed through the commercial and high-end specialty retail markets, while the Bowflex and Schwinn branded products are marketed primarily through retail and direct channels. Our product marketing includes direct response marketing utilizing a combination of television commercials, infomercials, response mailings, the Internet, catalog, and inbound/outbound call centers. It also includes a sales force and dealer network marketing to retail organizations, health clubs, government agencies, hotels, corporate fitness centers, colleges, universities and assisted living facilities worldwide.

Founded in 1986, the Company has grown to over $520 million in annual sales through a combination of internal growth of our Bowflex brand and a series of strategic acquisitions of strong brands, including Nautilus International, Inc. (“Nautilus”) in January 1999, the fitness division of Schwinn/GT Corp. and its affiliates (“Schwinn Fitness”) in September 2001 and StairMaster Sports/Medical, Inc. (“StairMaster”) in February 2002. As a result of these acquisitions, we considerably expanded our portfolio of leading brands, product lines, channels of distribution, product development capabilities and the size of our customer base. We now offer a comprehensive line of cardiovascular and strength or weight resistance products in the direct, retail and commercial fitness channels both domestically and internationally.

Our product lines reflect a complete assortment of high-quality fitness equipment. Our Nautilus brand includes three lines of selectorized strength equipment, plus free weights, benches, and both upright and recumbent exercise cycles. During 2004, the company developed a line of Nautilus cardiovascular equipment, including new ellipticals and treadmills, and began development of a commercial version of our popular TreadClimber cardio machine. Our StairMaster brand is best known for steppers and stepmills designed for excellent lower-body and cardiovascular workouts, but also includes treadmills and ellipticals. Our Bowflex brand has been expanded to represent a complete line of fitness equipment, both strength and cardio, including multiple models of home gyms, plus strength cages, free weights, benches, TreadClimber and treadmills. Our Schwinn Fitness brand includes a popular line for indoor cycling, along with upright and recumbent exercise bikes, and treadmills and ellipticals.

Our products are in approximately 25% of U.S. retail doors, and approximately 40% of specialty fitness doors. In addition, we have more than 1,200 dealers in the U.S., a worldwide network of distributors in over 50 countries, and sales offices in Switzerland, Italy, Germany, the United Kingdom and China.

The Company was incorporated in California in 1986 and became a Washington corporation in 1993. On March 14, 2005, the Company changed its corporate name from The Nautilus Group, Inc. to Nautilus, Inc. to reflect the Company functioning as a united team with the “power of one” rather than as a holding company or group. Our common stock is listed on the New York Stock Exchange and trades under the symbol “NLS.”

Our principal executive offices are located at 1400 NE 136th Avenue, Vancouver, Washington 98684, and our telephone number is (360) 694-7722. Beginning July 1, 2005, our principal executive offices will be located at 16400 SE Nautilus Drive, Vancouver, Washington 98683.

As used in this Form 10-K, the terms “we,” “our,” “us,” “Nautilus” and “Company” refer to Nautilus, Inc. and its subsidiaries. The names Nautilus®, Bowflex®, Power Rod®, TreadClimber®, Schwinn® (fitness products), StairMaster® and Trimline® are trademarks of the Company.

WHERE YOU CAN FIND MORE INFORMATION

We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (“Exchange Act”). You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet site at http://www.sec.gov/ where you can obtain most of our SEC filings. We also make available, free of charge on our website at www.nautilus.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. In addition, our code of business conduct and ethics, corporate governance policies, and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on our corporate website. The information found on our website is not part of this Form 10-K. You can also obtain copies of these reports by contacting our corporate relations department at (360) 418-6169.

BUSINESS SEGMENTS

Our operating segments include the direct, commercial/retail, and corporate segments. The direct segment includes all brands and related operations involved in marketing to consumers through a variety of direct marketing channels. The Bowflex brand of strength and cardiovascular equipment are the principal fitness equipment products in our direct segment.

The commercial/retail segment includes all brands and related operations that do not involve direct marketing to consumers. Products in this segment currently consist of fitness equipment branded under the Nautilus, Schwinn, StairMaster, Trimline and Bowflex names, and depending on the brand, are sold through commercial and/or retail sales channels. Product categories sold through the commercial/retail segment include strength equipment, treadmills, ellipticals, exercise bikes, stairclimbers, stepmills, and other fitness-related accessories.

Sales from our Bowflex home-gym product line across all sales channels, including related shipping revenue, accounted for 48% or our aggregate net sales in 2004, down from 52% and 61% in 2003 and 2002, respectively, as we continue our strategies of diversification into the commercial and retail markets and introduce new direct-marketed products.

The corporate segment consists mainly of director costs, general legal and accounting fees, salaries of corporate personnel, as well as other costs not specifically attributable to the other two business segments. In addition, treasury is a corporate function, so interest income from investments is included in the corporate segment.

In the nutrition market, we have established a strategic relationship with Champion Nutrition (“Champion”) as supplier of nutritional supplements that are complementary with our fitness and healthy lifestyle product offerings and are marketed through our direct and commercial/retail segments.

Detailed financial information about our three business segments is included in Note 3 of the Notes to Consolidated Financial Statements.

DIRECT BUSINESS SEGMENT

Direct to Consumer Marketing

Through our direct-to-consumer sales and distribution channel, we market and sell our products directly to the end consumer. We market and sell Bowflex branded products through this channel utilizing an integrated combination of media and direct consumer contact. Along with “spot” television advertising, which ranges in length from 30 seconds to as long as five minutes, we also utilize extended 30-minute television “infomercials,” Internet advertising, our product websites, inquiry response mailings, catalog, and inbound/outbound call centers. By selling directly to consumers, we are able to fully realize premium price points paid for our products and drive our brand equity.

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

Conversion of Direct-Marketed Product Inquiries Into Sales

Customer Service Call Center and Order Processing. We manage our own customer service call center in Vancouver, Washington. It operates 18 to 23 hours per day to receive and process the vast majority of all infomercial-generated and customer service-related inquiries. We have developed a skills-based call routing system that automatically routes each incoming call to the most highly qualified inside sales agent or customer service representative available. Using our highly integrated telephony, customer relationship management, and customized order management systems, the appropriate sales professional answers product questions, proactively educates the potential consumer about the benefits of our product line, promotes financing through our third-party private label credit card, typically up sells the benefits of higher priced models in our product line, and closes the transaction process by capturing the consumer’s order information. These sophisticated systems allow us to most effectively utilize our customer service staff, prioritize call types, and improve customer service.

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

Internet. We use spot commercials and infomercials, together with Internet advertising and search-engine placement, to lead consumers to our website, as we believe consumers who visit our website are more inclined to purchase our products. We believe we successfully balance our goals of finalizing sales and capturing consumer information by strategically designing our web pages and carefully analyzing web page visits, conversion rates, average sales prices and inquiry counts.

Consumer Finance Programs. We believe that convenient consumer financing is an important tool in our direct marketing sales efforts and that the availability of financing induces many of our consumers to make inquiries and purchases when they otherwise would not. For several years we have offered “zero-down” financing to approved consumers on all direct-to-consumer sales, and now offer highly competitive low, fixed payment financing promotions in support of the sale of our direct product line. We arrange financing for our customers through two separate consumer finance companies, pursuant to non-recourse consumer financing agreements. Under these arrangements, based on a brief application process that simply involves a few minutes over the telephone with one of our customer service professionals or during a visit to one of our websites, we can obtain financing decisions for our consumers in a matter of seconds. For consumers that are approved, the ordered product can be immediately submitted for fulfillment, without any need for cumbersome follow-on paperwork. The consumer finance companies pay us promptly following delivery of product and concurrently send to each approved customer a Nautilus, Inc. private label credit card that may be used for future purchases of our products.

Because our high-quality fitness equipment generally requires a substantial investment, over 90% of our direct segment customers use either popular credit cards such as VISA or MasterCard, or take advantage of the private Nautilus card. Consumer financing through our private Nautilus card has risen to 64% of direct channel sales, compared to 43% in 2003 and 37% in 2002. We believe these financing programs will continue to be an important and effective marketing tool for customers purchasing products directly through our call center and product websites. Additionally this increase in consumer financing has an additional benefit to our Company in that these consumers generally have additional credit available to purchase additional products.

Seasonality

The effectiveness of our direct marketing is influenced by seasonal factors. We have found that second quarter influences on television viewership, such as the broadcast of national network season finales and seasonal weather factors, cause our spot television commercials on national cable television to be less effective in the second quarter than in other periods of the year. In addition, during the spring and summer consumers tend to do more activities outside including exercise, which impacts sales of fitness equipment that is used indoors.

COMMERCIAL/RETAIL BUSINESS SEGMENT

Commercial/Retail Sales and Marketing

We market and sell our Nautilus, Schwinn, and StairMaster commercial fitness equipment through our sales force and selected dealers and retailers to health clubs, government agencies, hotels, corporate fitness centers, colleges, universities and assisted living facilities. Our commercial sales force is focused on strengthening the market position of our existing Nautilus, Schwinn, and StairMaster commercial product lines. Internationally, we market and sell our Nautilus, Schwinn, and StairMaster commercial fitness products through our foreign subsidiaries and a worldwide network of independent distributors.

We also market a complete line of retail consumer fitness equipment, under the Nautilus, Bowflex, Schwinn, StairMaster, and Trimline brands, through an independent network of more than 1,200 dealers, sporting goods retailers, wholesale clubs and specialty stores worldwide. In addition to products already offered through our retail sales channel, we intend to continue bringing products previously sold exclusively through our direct sales channel to retail. By leveraging the advertising dollars spent on direct marketing, we believe we can effectively sell our direct to consumer products through our retail sales channel where the vast majority of consumers purchase fitness products. The direct advertising not only generates revenue through direct to consumer sales, but it also creates brand and product awareness that lead to sales in our retail sales channel.

Commercial Approach

We position ourselves as “The Health & Fitness Innovators” to encourage our commercial market customers and potential customers to think of us first when considering their fitness equipment and programming needs. Our strategy is to address the needs of the three key constituencies of today’s health clubs:

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

Trade Shows. There are several national and regional industry trade shows, such as IHRSA and Club Industry, as well as many events that showcase our programs and products. Trade shows also provide excellent opportunities to meet face-to-face with our customers and the media to obtain valuable feedback by being able to test marketing messages, receive customer input on product designs, and evaluate the competition.

Internet. We currently maintain and direct consumers to our websites, which can be found at www.nautilus.com. These websites contain Company and product information. None of the information on these websites is part of this Form 10-K.

Retail Approach

The main focus for marketing our retail products is two-fold: 1) fully support our network of customers, and 2) leverage our direct marketing advertising dollars to market products through the retail sales channel that were previously only available to consumers through the direct sales channel. Company sponsored marketing programs have been developed to ensure that our Nautilus, Schwinn, Bowflex, StairMaster and Trimline brands remain prominent in the minds of customers and consumers and drive consumers to their local retailers.

Trade Shows. There are three national trade shows that are very important to the Company’s retail division: the Health & Fitness Business Expo, the industry’s premier showcase for retail fitness products; Interbike, the bicycle industry’s premier gathering; and Supershow, the mega-trade show representing retail products in virtually every category. Trade shows also provide excellent opportunities to meet face-to-face with our customers and the media to obtain valuable feedback on marketing messages, product designs, and the competition.

Internet. The Company currently maintains and directs customers to our websites, which can be found at www.nautilus.com. These websites contain Company and product information. None of the information on these websites is part of this Form 10-K.

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

In our largest international markets, the United Kingdom, Germany, and Italy, we operate our own offices, which possess a team of sales representatives that focus not only on selling to fitness clubs but also on selling to the government, hotel, and medical/paramedical markets. Canada is another significant market for our business, we use a combination of direct sales professionals and distributors to support our Canadian business. We sell products from our commercial/retail and direct segment product portfolios to dealers and retail stores within Canada.

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

Sales outside the U.S. represented approximately $66.5 million, $66.3 million, and $60.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Long lived assets outside the U.S. were approximately $0.4 million, $0.6 million and $0.5 million at December 31, 2004, 2003 and 2002, respectively.

Seasonality

In general, sales of our retail fitness equipment are highly seasonal. We believe that sales within our commercial/retail segment are considerably lower in the second quarter of the year compared to the other quarters. Our strongest quarter for the commercial/retail segment is generally the fourth quarter, followed by the third then first quarters. We believe the principal reason for this trend is the commercial/retail fitness industry’s preparation for the impact of New Year’s fitness resolutions and seasonal weather patterns that encourage more fitness activity indoors.

CONSUMER TRENDS

We believe our organic growth has benefited from a number of demographic and market trends that we expect will continue, including:

•	Growing global consumer awareness of positive benefits of good fitness and nutrition;

•	Expanding media attention worldwide on health and fitness;

•	An aging population that is maintaining a more active lifestyle;

•	Continued attention to appearance and health by consumers, which is expected to increase as the “baby-boomers” pass through their 40’s, 50’s, and 60’s;

•	High healthcare costs that are focusing more attention on preventative practices like exercise;

•	Government financial support for health and fitness programs intended to combat the growing obesity crisis in the United States; and

•	Expansion of the market for sophisticated high-quality fitness equipment for the home due to consumers’ continued demand for higher levels of efficiency in their workout regimes.

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

Trends in Exercise Equipment

Since 1990, the fitness equipment industry has more than doubled in size and has been the most successful category of sporting goods. Interest in exercising with fitness equipment is supported by the increase in health club memberships in the U.S., which according to the SGMA, have increased 90% from 20.7 million in 1990 to 39.4 million in 2003. Consumer interest in health clubs has benefited the market for home fitness equipment as well as the commercial fitness equipment business. Consumers who utilize health clubs are exposed to an array of fitness equipment products and brand names, as well as education about the uses and benefits of fitness equipment.

The U.S. fitness equipment market consists of two distinct market segments: home and institutional. The institutional, or commercial, fitness market is more visible to consumers, but the home market is much larger and has experienced much of the meaningful growth in the overall market. Based on statistics provided by the SGMA, 2004 sales of home equipment by manufacturers in wholesale dollars totaled approximately $3.2 billion, representing more than 80% of the overall fitness equipment market. In contrast, the SGMA reports that sales of commercial fitness equipment totaled approximately $0.8 billion in 2004, which is flat compared to 2003. We estimate our U.S. fitness equipment target market to be approximately $5.4 billion as our products are sold at both wholesale and retail prices.

According to the SGMA, the fitness equipment market increased an estimated 4% in 2004 as compared to less than 1% growth in 2003. SGMA indicates the outlook for 2005 is continued growth of 4% to 5% in fitness equipment sales. The SGMA cites a stronger economy, growing consumer awareness of the value of exercise, the growth of health club memberships, lower or stable prices for equipment of improving quality and continued expansion of the new housing market where consumers have tended to build larger homes as reasons for the growth expectation.

The international markets represent a strong opportunity for growth, driven by the continued fitness boom across Europe and the increasing focus on fitness and healthy lifestyles by more affluent consumers in Asia and Latin America. In fact, according to recent data published by the International Health, Racquet and Sportsclub Association (the “IHRSA”), there are approximately 29,000 health clubs in Europe, 7,800 in Latin America and 4,800 in the Asia/Australia market. For comparison, there are approximately 23,500 clubs with approximately 39.4 million members operating in the U.S as of January 2004. According to the IHRSA, health club memberships in the United Kingdom totaled 3.4 million in 2003 compared with 1.5 million in 1996, an increase of 127%. Health club memberships in Germany totaled 5.1 million in 2003 compared with 3.3 million in 1995, an increase of 55%. We believe demand for U.S. products will increase, as foreign consumers increasingly demand the reliability, service and innovative designs provided by U.S. suppliers.

Trends in Nutrition Products

The market for nutritional supplements is large and yet is highly fragmented with many manufacturers. According to the Nutrition Business Journal (the “NBJ”), United States nutritional supplement sales totaled $19.8 billion in 2003 compared to $18.0 billion in 2002, representing a 10% increase. Within the nutritional supplements industry category, sports nutrition supplements and meal replacement products are the market segments in which we compete. We estimate our U.S. nutritional supplement industry target market to be approximately $5.0 billion as our products are sold at both wholesale and retail prices. Sports nutritionals have gained wide acceptance as an essential component of a committed athletic lifestyle, but increasing numbers of consumers who aren’t necessarily health club devotees are also turning to sports nutritionals, often in lieu of traditional beverages and snacks. Marketers across the board have responded by downplaying their long-standing hard-core sports image and highlighting the broader nutritional, energy-boosting, and wellness benefits of their products.

COMPETITION

Direct Business Segment

Home Fitness Equipment. The market for our Bowflex strength and cardiovascular fitness products is highly competitive. We believe the principal competitive factors affecting this portion of our business are product price, innovation, quality, brand name recognition, financing options, and customer service. Our direct marketed brands compete directly with a large number of companies that manufacture, market and distribute home fitness equipment. Our principal direct competitors include ICON Health and Fitness (marketing products under the brand names Powerflex, Crossbar, Health Rider, NordicTrak, Image, ProForm, Weslo, and under license, Reebok, Weider and Gold’s Gym) and Fitness Quest (through its Gazelle, Total Gym, and SlamMan brands).

Commercial/Retail Segment

Commercial Fitness Equipment. The market for commercial fitness equipment is highly competitive. Our Nautilus, Schwinn, and StairMaster brands compete against the products of numerous other commercial fitness equipment companies, including Life Fitness (a division of Brunswick), Cybex, Star Trac, Precor (owned by Amer Group, PLC), and Techno Gym. We believe the key competitive factors in this industry include price, quality, durability, diversity of features, financing options, product service network, and product innovation.

Retail Fitness Equipment. Strong competition exists with respect to the retail fitness equipment market. Our Nautilus, Schwinn, Bowflex, StairMaster and Trimline brands compete against the products of numerous domestic retail fitness equipment companies including ICON Health & Fitness (marketing products under the brand names Weslo, Crossbow, Crossbar, Health Rider, NordicTrak, ProForm, Image and, under license, Reebok, Weider and Gold’s Gym), Life Fitness, Star Trac, True Fitness Technology, HOIST Fitness Systems, Horizon Fitness (a division of Johnson Health Tech), Cybex, Fitness Quest, and Precor. The principal competitive factors in the retail fitness equipment industry include price, quality, brand name recognition, customer service and the ability to create and develop new, innovative products.

We believe that our combination of recognized brand names, innovative products, high quality products, multiple distribution channels, brand marketing awareness programs, and dependable customer service allows us to remain competitive in our current markets.

STRATEGY

Our mission is to be a complete provider of products to the health and fitness industry and help people achieve a fit and healthy lifestyle through proper exercise and nutrition. At the core of this mission is an internal initiative called FIT #1, which is the foundation of our plan to create long-term stockholder value.

FIT #1 stands for Financial rigor, Innovation, Trust and a drive to be #1 in the categories in which we compete. These are the core strategic elements around which we plan to structure our activities, enabling us to refocus our efforts and continue our growth. Financial rigor means we must ensure accurate and streamlined financial and forecasting processes. Innovation means we must apply creative solutions to both research and development and business operations. Trust means we must ensure we are taking care of our customers and stockholders and doing everything we can to serve them.

In 2003, we conducted a thorough due diligence process, in which we interviewed our internal team, spoke with industry consultants, and conducted the most comprehensive market research study in our history in order to help identify and realize our growth opportunities. We have targeted several areas as significant opportunities for growth, including leveraging our research and development capabilities to launch new products and repositioning our strength and cardiovascular products to better meet customer demand and shopping patterns. We also seek to improve operating efficiencies and cash flow by streamlining operations and maximizing business synergies, such as brand equity, sales channels and marketing resources.

Market Research

Our market research indicated that while we possess distinct competitive advantages, we have not fully capitalized on the many opportunities available to us in the $11.4 billion exercise and nutrition markets that we compete in. During 2003, we performed in-depth analysis of our business model and believe that we have significant opportunities to optimize our sales channel mix for our brands. We are a leader in selling strength products through the direct marketing channel, but our research showed that approximately 80% of our target consumer market buys fitness products through the retail channel. As a result, we continued moving into the retail market in 2004 by providing equipment through retailers.

Focus on Innovation

We continue to leverage our advanced research and development capabilities and our strong brand names to expand our existing product lines and launch new innovative products. Innovation is an important part of our strategy as we continue to emphasize the expansion and diversification of our product development capabilities in health and fitness products. We develop new products either from internally generated ideas or by acquiring or licensing patented technology from outside inventors and then enhancing the technology.

Our research and development competencies have been enhanced through the acquisition of Schwinn Fitness and StairMaster. With the purchase of these companies, we gained a state-of-the-art test facility and prototype facility, along with a staff of designers and engineers. Our additional research and development resources have allowed us to become fully integrated in the product development process, allowing us to take a new product concept from the beginning of feasibility studies straight through to production and continuing product review. This integration allows us a greater degree of control over the new product process, which should allow us to generate a higher quality product, increase our speed to market, and control our costs.

Research and development expense was $6.8 million, $5.7 million, and $4.5 million for 2004, 2003, and 2002, respectively.

Leverage Sales Channels

We are repositioning our products to better meet consumer demand and shopping patterns. This means offering more of the products consumers want (e.g. cardiovascular fitness equipment) in the places consumers want to buy our products (e.g. retail outlets). We are moving more of our products to the retail channel and are differentiating our products to specifically fit the needs of the consumer shopping in each sales channel. For example, we will sell different models of Bowflex in retail as compared to the direct sales channel. This strategy will allow us and our partners to have differentiated products under the same brand, enabling each channel to provide the products its consumers demand.

Streamline Company Operations

Another foundational element of our strategy is our effort to reorganize from a channel focus to a consumer focus. We are driving to operate as one company and not several separate channel-based businesses. Included in this focus change is a drive to leverage our expertise, experience and diversity of thought from across our organization to realize synergies, efficiencies and cost savings. In 2005 we will continue to adopt best practices across our locations and experience the benefits of one research and development team, one sales methodology, and common warehousing and distribution facilities for all our products in the most effective locations. We are establishing a performance-driven culture based on teamwork that clearly ties employee compensation to both company and individual performance. We are seeking to develop a high-energy collaborative culture with a clear focus on the metrics that drive performance and create shareholder value. Into 2005 we will seek common technology platforms, including our websites, to further capitalize on the power of one team, one Company.

EMPLOYEES

As of December 31, 2004, we employed approximately 1,200 employees, including nine executive officers. None of our employees are subject to any collective bargaining agreements.

INTELLECTUAL PROPERTY

We own many trademarks including Nautilus®, Bowflex®, Power Rod®, TreadClimber®, Schwinn® (fitness products), SelectTech®, StairMaster® and Trimline®. Our trademarks, many of which are registered or subject to pending applications in the United States and other countries, are used on a variety of our products. We believe that our trademarks are of great value, assuring the consumer that the product being purchased is of high quality and provides a good value.

We also place significant value on product designs (the overall appearance and image of our products) and processes which, as much as trademarks, distinguish our products in the marketplace. We hold many United States and foreign patents and have submitted additional applications for patent protection that are pending approval. We believe all patents are important to our strategy and have identified the patents on the TreadClimber as the most significant to our business. Although our Bowflex trademark is protected as long as we continuously use the trademark, the main U.S. patent on our Bowflex Power Rod resistance technology expired on April 27, 2004. The main U.S. patent on our TreadClimber line of cardiovascular equipment expires on December 13, 2013. The expiration of our patents could trigger the introduction of similar products by competitors.

Building our intellectual property portfolio is an important factor in maintaining our competitive position in the fitness industry. If we do not or are unable to adequately protect our intellectual property, our sales and profitability could be adversely affected. We are very protective of these proprietary rights and take action to prevent counterfeit reproductions or other infringing products. As we expand our market share, geographic scope and product categories, intellectual property disputes are anticipated to increase making it more expensive and challenging to establish and protect our proprietary rights and to defend against claims of infringement by others. Refer to Item 3, Legal Proceedings, and Note 14 of the Notes to Consolidated Financial Statements for a discussion of significant intellectual property disputes. As we expand our market share, geographic scope and product categories, intellectual property disputes are anticipated to increase making it more expensive and challenging to establish and protect our proprietary rights and to defend claims of infringement by others.

Each federally registered trademark is renewable indefinitely if the trademark is still in use at the time of renewal. We are not aware of any material claims of infringement or other challenges to our right to use our trademarks.

MANUFACTURING AND DISTRIBUTION

Our primary manufacturing and distribution objectives for all of our products are to maintain product quality, reduce and control costs, maximize production flexibility and improve delivery speed. This is accomplished by applying the popular lean manufacturing philosophy to our manufacturing infrastructure. Our product components are manufactured primarily in the U.S. and Asia. We have not experienced any significant issues with availability of raw materials or quality control either domestically or abroad, and do not anticipate any in the foreseeable future.

For our direct-marketed and retail products, we mainly use Asian suppliers to manufacture the components and finished goods. Whenever possible, we attempt to use at least two suppliers to manufacture each product component in order to improve flexibility, efficiency, and emphasis on product quality. We also have domestic operations in Texas that manufactures our various lines of consumer treadmills and the Bowflex TreadClimber product line.

Our commercial strength fitness products are manufactured in Virginia and our commercial cardiovascular fitness products are manufactured in Oklahoma. These operations are vertically integrated and include such functions as metal fabrication, powder coating, upholstery and vacuum-formed plastics processes. By managing our own manufacturing operations, we can control the quality of our commercial products and offer customers greater color specification flexibility, build-to-order capability, and unique product configurations. Our Oklahoma facility was recently honored by the Oklahoma Department of Labor and the Occupational Safety and Health Administration for its excellence in safety.

Domestically, we inspect, package, and ship our products from our facilities in Washington, Virginia, Illinois, Texas, and Oklahoma. We rely primarily on United Parcel Service (“UPS”) to deliver our direct products. We distribute our retail and commercial fitness equipment from our facilities in Illinois, Oklahoma, and Texas using various commercial truck lines. We distribute commercial strength fitness equipment from our Virginia warehouse facilities directly to customers primarily through our truck fleet. This method of distribution allows us to effectively control the set up and inspection of equipment at the end-user’s facilities.

For international sales, we have distributors in more than 50 countries, and we ship our products from leased facilities in Switzerland, the United Kingdom and Germany. We also lease, on a month-to-month basis, flexible warehouse space in multiple countries in Asia and Europe, the largest of which is located in the Netherlands. This flexible warehouse space is devoted to international distribution of our products.

Item 2. Properties

The following is a summary of principal properties owned or leased by the Company:

Location	Segment	Primary Function(s)	Owned or Leased	Lease Expiration	Approximate space
Washington	Direct, Corporate	Current corporate headquarters, call center, warehouse, production, and distribution	Owned		114,000 sq. feet
Washington	Direct	Warehouse, production, and distribution	Leased	April 30, 2006	80,000 sq. feet
Washington	Corporate	Future world headquarters and call center	Leased	July 1, 2015	482,538 sq. feet
Virginia	Direct	Warehouse and distribution	Owned		105,000 sq. feet
Virginia	Commercial/Retail	Commercial equipment manufacturing	Owned		124,000 sq. feet
Virginia	Commercial/Retail	Engineering, prototyping, customer service, and administrative	Owned		27,000 sq. feet
Virginia	Commercial/Retail	Showroom	Owned		9,000 sq. feet
Virginia	Commercial/Retail	Commercial equipment sales and warehouse	Owned		29,500 sq. feet
Virginia	Commercial/Retail	Warehouse and distribution	Owned		86,000 sq. feet
Virginia	Direct	Warehouse and distribution	Owned		65,000 sq. feet
Illinois	Commercial/Retail	Warehouse and distribution	Leased	December 31, 2008	139,000 sq. feet
Colorado	Commercial/Retail	Administrative, warehouse, production, testing, and distribution	Owned		86,000 sq. feet
Texas	Commercial/Retail	Warehouse and distribution	Owned		63,000 sq. feet
Texas	Commercial/Retail	Warehouse	Leased	Month-to-month	35,000 sq. feet
Texas	Commercial/Retail	Warehouse	Leased	Month-to-month	24,000 sq. feet
Texas	Direct, Commercial/Retail	Administrative, manufacturing, and warehouse	Owned		135,000 sq. feet
Oklahoma	Commercial/Retail	Manufacturing	Leased	December 31, 2011	125,000 sq. feet
Oklahoma	Commercial/Retail	Distribution	Leased	April 30, 2005	22,500 sq. feet
Oklahoma	Commercial/Retail	Distribution	Leased	Month-to-month	22,500 sq. feet
Switzerland	Commercial/Retail	Administrative	Leased	December 31, 2007	4,112 sq. feet
Switzerland	Commercial/Retail	Warehouse and distribution	Leased	March 31, 2005	11,108 sq. feet
Germany	Commercial/Retail	Administrative and distribution	Leased	Month-to-month	2,798 sq. feet
United Kingdom	Commercial/Retail	Administrative, showroom, and warehouse	Leased	May 24, 2014	10,495 sq. feet
Italy	Commercial/Retail	Administrative and distribution	Leased	June 30, 2005	1,033 sq. feet
China	Corporate, Direct, Commercial/Retail	Administrative	Leased	November 14, 2007	4,269 sq. feet

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

In February 2004, the Company was notified that the Consumer Product Safety Commission (the “CPSC”) is investigating whether the Company violated the reporting obligations of the Consumer Product Safety Act (the “Act”) in connection with bench and lat tower incidents reported by users of the Bowflex Power Pro with lat tower attachment. Under the Act, the CPSC may assess penalties if it is determined that a product defect was not reported in accordance with the Act. The Company is fully cooperating with this investigation and believes the outcome will not have a material impact on its financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock

Our common stock is listed on the New York Stock Exchange and trades under the symbol “NLS.” As of February 15, 2005, 33,165,508 shares of our common stock were issued and outstanding and held by approximately 7,600 beneficial stockholders.

The following table summarizes the high and low closing prices and dividends paid for each period indicated:

	High	Low	Dividends Paid
2004:
Quarter 1	$17.08	$13.37	$0.10
Quarter 2	19.65	14.50	0.10
Quarter 3	23.10	16.95	0.10
Quarter 4	25.25	18.98	0.10

2003:
Quarter 1	$16.75	$11.71	$0.10
Quarter 2	15.69	10.50	0.10
Quarter 3	13.90	10.00	0.10
Quarter 4	16.70	12.50	0.10

The total amount of dividends paid in 2004 and 2003 were $13.1 million and $13.0 million or $0.40 per share, respectively. Payment of any future dividends is at the discretion of our Board of Directors, which considers various factors, such as our financial condition, operating results, current and anticipated cash needs and expansion plans.

The following table provides information about the Company’s equity compensation plan as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,748,563	$15.54	219,384
Equity compensation plans not approved by security holders	—	—	—

Total	2,748,563	$15.54	219,384

For further information on the Company’s equity compensation plans, see Note 1 and 2 of the Notes to Consolidated Financial Statements.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below for each year in the five-year period ended December 31, 2004 has been derived from our audited financial statements. The balance sheet data as of

December 31, 2004 and 2003 and the statement of operations data for each of the years in the three year period ended December 31, 2004 have been derived from our audited financial statements included herein. The balance sheet data as of December 31, 2002, 2001, and 2000 and the statement of operations data for the years ended December 31, 2001 and 2000 have been derived from our audited financial statements not included in this document. The data presented below should be read in conjunction with our financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Comparability of financial results is affected by the acquisition of Schwinn Fitness in September 2001 and StairMaster in February 2002. For further discussion of financial information related to the acquisition of StairMaster, see Note 4 of the Notes to Consolidated Financial Statements. Also, certain amounts from previous years have been reclassified to conform to the 2004 presentation with no effect on previously reported consolidated net income or stockholders’ equity.

In Thousands (except per share amounts)	2004	2003	2002	2001	2000
Statement of Operations Data

Net sales	$523,837	$498,836	$584,650	$363,862	$223,927
Cost of sales	279,043	247,020	247,598	138,470	74,387

Gross profit	244,794	251,816	337,052	225,392	149,540

Operating expenses:
Selling and marketing	156,577	149,245	145,258	99,813	73,510
General and administrative	31,033	37,098	26,017	15,574	8,804
Research and development	6,754	5,670	4,485	2,229	1,186
Royalties	5,968	7,987	10,108	7,363	4,979

Total operating expenses	200,332	200,000	185,868	124,979	88,479

Operating income	44,462	51,816	151,184	100,413	61,061

Other income:
Interest income	1,357	839	1,561	4,024	3,632
Other - net	(172)	1,098	202	381	347

Total other income - net	1,185	1,937	1,763	4,405	3,979

Income before income taxes	45,647	53,753	152,947	104,818	65,040
Income tax expense	15,662	19,351	55,060	38,235	23,414

Net income	$29,985	$34,402	$97,887	$66,583	$41,626

Basic earnings per share *	$0.92	$1.06	$2.84	$1.89	$1.18
Diluted earnings per share*	$0.90	$1.04	$2.79	$1.85	$1.16
Cash dividends per share	$0.40	$0.40	$—	$—	$—

Basic shares outstanding *	32,757	32,580	34,499	35,184	35,288
Diluted shares outstanding *	33,394	33,019	35,143	35,966	35,997

Balance Sheet Data

Cash, cash equivalents, and short-term investments	$104,585	$72,634	$49,297	$51,709	$77,181
Working capital	169,549	138,711	109,023	84,366	72,520
Total assets	359,641	311,935	276,653	193,905	117,126
Stockholders’ equity	252,036	226,128	202,423	147,414	92,867

*	Reflects three-for-two stock splits effective August 2000, January 2001, and August 2001

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

EXECUTIVE OVERVIEW

With the conclusion of 2004, we wrapped up an 18-month turnaround plan on schedule while continuing to increase our cash and short-term investment position. For the year, we grew revenue by 5.0%, achieving net sales of nearly $524 million and earnings per diluted share of $0.90 as the result of a robust direct business and strong sell through in our retail business. We believe we will generate double-digit revenue and earnings growth for the next three years as we press forward to become the global leader in health and fitness.

The business results we are achieving are a direct outcome of our commitment to our “FIT #1” operating principals – financial rigor, innovation, trust, and putting ourselves on a path to become the leader in every category where we compete.

We have made substantial progress positioning our Company for growth. We have four of the strongest brands in fitness today with Nautilus and Bowflex leading the way followed by Schwinn Fitness and Stairmaster. We have momentum through new product innovation, which accounted for approximately 30.0% of our revenue in 2004, compared to about 13.0% in 2003. We believe we are the only health and fitness company positioned across all channels of distribution, providing us an opportunity to leverage innovations and brands with consumers wherever they shop.

We believe 2004 was the year of the turnaround, not just to get our Company back on a growth track but to position our organization to become the global leader in health and fitness over the long-term. This required a sequenced, multi-faceted business plan. It included new leadership, new strategies, integrating past acquisitions, renewing our commitment to quality, entering new categories, forging customer relationships and investing in innovation. All of these steps have positioned us for 2005, the first year of our new three-year growth plan. The growth plan involves further increased investment in research and development, continuing the consolidation of our management information systems, investing in brand marketing and finally defending our intellectual property.

CRITICAL ACCOUNTING POLICIES

This MD&A is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

We recognize revenue when products are shipped and we have no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectibility is reasonably assured or probable, and title and risk of loss have passed. Revenue is recognized net of applicable promotional discounts, rebates, and return allowances. In addition, revenue is recognized upon final installation for the Nautilus commercial equipment if we are responsible for installation. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. In addition, from time to time, we arrange for leases or other financing sources to enable certain of our commercial customers to purchase our equipment. In the event that a guarantee of the commercial customer’s lease obligation is made, we record a liability and corresponding reduction of revenue for the estimated fair value of the guarantee and then recognize revenue over the life of the lease obligation.

Stock-Based Compensation

We measure compensation expense for our stock-based employee compensation plans using the method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In Note 1 of the Notes to Consolidated Financial Statements, we provide pro forma disclosures of net income and earnings per share as if the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense. A change to recognize compensation expense for all options granted using a fair value approach, which will be required starting in July 2005 under SFAS No. 123R, Share-Based Payment, will have a significant impact on our results of operations.

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

Sales Return Reserves

The sales return reserve is maintained based on our historical experience of direct-marketed product return rates during the period in which a customer can return a product for refund of the full purchase price, less shipping and handling in certain instances. The return periods for direct marketed product lines range from 30 days to six weeks depending on the specific product. We track product returns in order to identify any potential negative customer satisfaction trends. Our return reserve may be sensitive to a change in our customers’ ability to pay during the trial period due to unforeseen economic circumstances and to different product introductions that might fulfill the customers’ needs at a perceived better value. In our commercial/retail segment we also provide for estimated sales returns from customers as reductions to revenues and accounts receivable. The estimates are based on historical rates of product returns. Actual returns in any future period are inherently uncertain and thus may differ from the estimates. Any major change in the aforementioned factors may increase sales returns, which could have a significant impact on our financial position, results of operations and cash flows.

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

Inventory Valuation

Our inventory is valued at the lower of cost (standard or average, depending on location) or market. Inventory adjustments are applied for any known obsolete or defective products. We periodically review inventory levels of our product lines in conjunction with market trends to assess salability of our products. Our assessment of necessary adjustments to market value of inventory is sensitive to changes in fitness technology and competitor product offerings driven by customer demand. Any major change in the aforementioned factors may result in reductions to market value of inventory below cost, which could have a significant impact on our financial position, results of operations and cash flows.

Intangible Asset Valuation

Currently, intangible assets consist predominantly of the Nautilus, Schwinn, and StairMaster trademarks and goodwill associated with the acquisition of Schwinn Fitness. Management estimates affecting these trademark and goodwill valuations include determination of useful lives and estimates of future cash flows and fair values to perform an impairment analysis on an annual basis or more frequently if additional circumstances arise. The useful lives assigned by management to the Nautilus, Schwinn, and StairMaster trademarks are indefinite, 20 years, and indefinite, respectively. Any major change in the useful lives and/or the determination of an impairment associated with the valuation of the aforementioned intangible assets may result in asset value write-downs, which could have a significant impact on our results of operations in the period or periods in which the asset write-down is recorded.

Income Tax Provision

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

As a matter of course, the Company may be audited by federal, state and foreign tax authorities. We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves, including interest thereon, on a quarterly basis to insure that they have been appropriately adjusted for events that may impact our ultimate payment for such exposures. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in income tax expense (benefit) in the Consolidated Statement of Income in the period of the event.

In 2004 the Company derived tax benefits from an exclusion provided under U.S. income tax laws with respect to certain extraterritorial income attributable to foreign trading gross receipts (“FTGRs”). This exclusion was repealed as part of the American Jobs Creation Act of 2004 (the “AJCA”), which was enacted on October 22, 2004. The AJCA provides for a phase-out such that the exclusion for the Company’s otherwise qualifying FTGRs generated in fiscal 2005 and 2006 will be limited to 80% and 60%, respectively. No exclusion will be available in fiscal years 2007 and thereafter.

The AJCA also provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. Under the guidance in Financial Accounting Standards Board (“FASB”) Staff Positions (“FSP”) FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in SFAS No. 109, “Accounting for Income Taxes.” As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. The impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.

In 2005, the Company is evaluating the effects of indefinitely reinvesting undistributed earnings of our foreign subsidiaries. In prior years, the Company provided U.S. deferred income taxes on all undistributed earnings from non-US subsidiaries. We expect to complete our evaluation in 2005.

RESULTS OF OPERATIONS

This MD&A should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this report. We believe that period-to-period comparisons of our operating results are not necessarily indicative of future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies that operate in evolving markets. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. For more information, see our discussion of Risks and Uncertainties beginning on page 29.

The following tables present certain consolidated financial data as a percentage of net sales and statement of operations data comparing results for 2004, 2003, and 2002:

Statement of Operations Data

	Year Ended December 31,
	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	53.3	49.5	42.3

Gross profit	46.7	50.5	57.7

Operating expenses:
Selling and marketing	29.9	29.9	24.8
General and administrative	5.9	7.4	4.5
Research and development	1.3	1.2	0.8
Royalties	1.1	1.6	1.7

Total operating expenses	38.2	40.1	31.8

Operating income	8.5	10.4	25.9
Other income - net	0.2	0.4	0.3

Income before income taxes	8.7	10.8	26.2
Income tax expense	3.0	3.9	9.5

Net income	5.7%	6.9%	16.7%

Statement of Operations Data

	Year Ended December 31,
				2004-2003		2003-2002
(In Thousands)	2004	2003	2002	$ change	% change	$ change	% change
Net sales	$523,837	$498,836	$584,650	$25,001	5.0%	$(85,814)	-14.7%
Cost of sales	279,043	247,020	247,598	32,023	13.0%	(578)	-0.2%

Gross profit	244,794	251,816	337,052	(7,022)	-2.8%	(85,236)	-25.3%

Operating expenses:
Selling and marketing	156,577	149,245	145,258	7,332	4.9%	3,987	2.7%
General and administrative	31,033	37,098	26,017	(6,065)	-16.3%	11,081	42.6%
Research and development	6,754	5,670	4,485	1,084	19.1%	1,185	26.4%
Royalties	5,968	7,987	10,108	(2,019)	-25.3%	(2,121)	-21.0%

Total operating expenses	200,332	200,000	185,868	332	0.2%	14,132	7.6%

Operating income	44,462	51,816	151,184	(7,354)	-14.2%	(99,368)	-65.7%
Other income - net	1,185	1,937	1,763	(752)	-38.8%	174	9.9%

Income before income taxes	45,647	53,753	152,947	(8,106)	-15.1%	(99,194)	-64.9%
Income tax expense	15,662	19,351	55,060	(3,689)	-19.1%	(35,709)	-64.9%

Net income	$29,985	$34,402	$97,887	$(4,417)	-12.8%	$(63,485)	-64.9%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Net Sales

Net sales were $523.8 million for 2004 compared to $498.8 million for 2003, an increase of $25.0 million or 5.0%.

Sales within our direct segment were $262.1 million in 2004, an increase of 6.1% compared with 2003. Our direct segment accounted for 50.0% of our aggregate net sales in 2004, as compared to 49.5% of net sales in 2003. The sales growth in our direct segment occurred primarily in the second half of the year. The growth was due to several factors, including product innovation in the Bowflex home-gym line, strong demand for the less than two year old Bowflex TreadClimber cardio products, and the introduction of Bowflex SelectTech dumbbells, coupled with more effective advertising placement and an increase in consumer financing approval rates.

Sales within our commercial/retail segment were $261.8 million in 2004 as compared to $251.9 million, an increase of $9.9 million or 3.9%. The increase in sales within the commercial/retail segment was primarily attributable to a $7.1 million increase in the sale of Bowflex branded products within the retail side of the business. Additionally our international operations that handle sales outside of the America’s performed strongly, increasing net sales by $7.6 million to $43.9 million in 2004 from $36.3 million in 2003.

Gross Profit

Gross profit decreased by $7.0 million to $244.8 million in 2004 as compared to $251.8 million in 2003, or a 2.8% decline. The gross profit margin decreased to 46.7% in 2004 from 50.5% in 2003. The gross profit margin within our direct segment was 65.9% in 2004 compared to 70.1% in 2003. Approximately 1.3 percentage points of the decline was due to increased promotions to drive sales growth. Approximately 1.2 percentage points of the decline was due to a change in sales mix from the higher margin Bowflex home gym products to the TreadClimber and SelectTech products. As we continue to sell more units of the TreadClimber we believe our TreadClimber margins will increase due to the leveraging of our costs. Additionally, approximately 1.1 percentage points of the decline was due to increased shipping costs due to the combination of carrier rate increase and certain sales promotions.

The gross profit margin within our commercial/retail segment was 27.5% in 2004, compared to 31.3% in 2003. The decline was due to the expansion of sales into large volume, lower margin retail customers consistent with our diversification strategy along with increased shipping costs due to carrier rates. This decline was partially offset by the overall increase in commercial/retail sales which allowed us to leverage our fixed costs.

Operating Expenses

Selling and Marketing

Selling and marketing expenses were $156.6 million for 2004 compared to $149.3 million for 2003, an increase of $7.3 million or 4.9%. As a percentage of net sales, overall selling and marketing expenses remained consistent in 2004 as compared to 2003 at 29.9%.

Due to strong consumer demand for our Bowflex products and higher consumer financing approval rates selling and marketing expenses within our direct segment remained consistent at 48.9% of net sales in 2004 and 2003. The strong consumer demand allowed the Company to reduce the direct segment advertising expense by 6.3% while achieving the same sales volume. These savings were offset by an increase in consumer financing fees due to stronger financing utilization by our direct consumers of 63.8% in 2004 compared to 43.0% in 2003.

Selling and marketing expenses within our commercial/retail segment were consistent at 10.9% of net sales in 2004, compared to 11.3% in 2003.

General and Administrative

General and administrative expenses were $31.0 million for 2004 compared to $37.1 million for 2003, a decrease of $6.1 million or 16.3%. As a percentage of net sales, general and administrative expenses decreased to 5.9% in 2004 as compared to 7.4% in 2003.

Our direct segment general and administrative expenses declined by $2.7 million from $13.2 million in 2003 to $10.5 million in 2004 due primarily to wage and consulting costs associated with the implementation of our information systems which was completed towards the end of 2003. Our commercial/retail segment general and administrative expenses remained consistent at $9.5 million in 2004 as compared to $9.6 million in 2003. Corporate general and administrative expenses decreased $3.3 million due largely to a $1.8 million one-time gain on the sale of property incurred during the third quarter of 2004. Legal related costs also decreased by $1.5 million from 2003 to 2004.

Research and Development

Research and development increased $1.1 million to $6.8 million in 2004 from $5.7 million in 2003. The increase in research and development was due primarily to additional employees added to support the ongoing innovation initiative within our Company.

Royalties

Royalty expense decreased 25.3% to $6.0 million in 2004 as compared to $8.0 million in 2003. Our direct and commercial/retail segments have several agreements under which we are obligated to pay royalty fees on certain products. The decrease in our royalty expense was primarily attributable to the April 2004 expiration of a royalty agreement related to the Bowflex patents. This decrease in Bowflex related royalties was partially offset by royalty expense associated with our TreadClimber and elliptical product sales. We are obligated to pay royalties, at the rate of 3% of TreadClimber sales, to the inventor of the main patent on the TreadClimber until this patent expires on December 13, 2013.

Effective Income Tax Rates

The effective income tax rate decreased from 36.0% in 2003 to 34.3% in 2004. The decrease in the 2004 effective income tax rate is primarily due to tax reserve adjustments as a result of favorable resolutions of certain federal and state income tax issues, tax advantaged investment income and research and development credits. As more fully disclosed in Note 10 to the Consolidated Financial Statements, the 2004 effective income tax rate reflects a benefit for certain income exclusions provided for under U.S. income tax laws. As discussed in Note 10 to the Consolidated Financial Statements, this exclusion has been repealed and will be phased out commencing 2005.

Net Income

For the reasons discussed above, net income declined to $30.0 million in 2004 from $34.4 million in 2003, a decrease of 12.8%. Net income in the second half of the year actually increased by 35% compared to the prior year as we began experiencing the growth benefits of our turnaround strategy.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

Net Sales

Net sales decreased by 14.7% in 2003 compared to 2002. We believe this was primarily due to increased competition and higher advertising costs due to increased demand for advertising time. These factors reduced sales conversion rates for our direct-marketed products.

Sales within our direct segment were $246.9 million in 2003, a decrease of 37.1% compared with 2002. Our direct segment accounted for 49.5% of our aggregate net sales in 2003, down from 67.2% in 2002. The decrease in direct segment sales can be attributed to a combination of factors including increased competition for our

Bowflex product line and managing our advertising spending in a higher advertising cost environment to optimize profitability. We believe competing products adversely affected demand for our Bowflex products. Additionally, advertising costs rose when comparing 2003 to 2002, resulting in lower sales of direct-marketed products for comparable advertising spending. As a percentage of sales, selling and marketing expense for the direct segment was 48.9% in 2003 compared to 30.9% in 2002.

Sales within our commercial/retail segment were $251.9 million in 2003, an increase of 31.2% over 2002. Excluding our acquisition of StairMaster, commercial/retail segment sales increased 36.5% during 2003 compared to 2002. The increase in sales within the commercial/retail segment was primarily attributable to the introduction of the Bowflex to the retail side of the business, which equated to sales of $49.2 million. We were able to leverage the hundreds of millions of dollars spent on television advertising of the Bowflex product line to create consumer demand in the retail sales channel where many consumers prefer buying premium fitness products. In 2003, our commercial/retail segment accounted for 50.5% of our net sales, up from 32.8% in 2002, as we continued to execute our strategy of expanding our presence, product lines, and brands across all our sales channels, especially within the commercial/retail segment.

Gross Profit

Gross profits decreased 25.3% in 2003 compared to 2002. As sales of inherently lower margin products in the commercial/retail segment continued to grow as a percentage of total sales, our overall gross profit margin decreased to 50.5% in 2003, compared to 57.7% in 2002.

The gross profit margin within our direct segment was 70.1% in 2003 compared to 73.6% in 2002. Direct segment margin was significantly impacted by $3 million of product safety reinforcement costs associated with the Bowflex Power Pro that was announced by our Company and the Consumer Product Safety Commission (“CPSC”) in January 2004. In addition, direct segment gross profit margin was negatively impacted by declining sales resulting in higher fixed costs per sale and a change in sales mix from the higher margin Bowflex to the TreadClimber. The increase in gross profit margin within our commercial/retail segment to 31.3% in 2003, compared with 25.0% in 2002, was primarily due to sales of Bowflex products through the retail channel.

Operating Expenses

Selling and Marketing

Selling and marketing expenses increased 2.7% in 2003 compared to 2002. As a percentage of net sales, overall selling and marketing expenses increased to 29.9% in 2003 from 24.8% in 2002. Selling and marketing expenses within our direct segment were 48.9% of net sales in 2003, compared to 30.9% in 2002. Selling and marketing expenses within our commercial/retail segment were 11.3% of net sales in 2003, compared to 12.4% in 2002. The overall increase in selling and marketing was mainly due to reduced effectiveness of our direct advertising campaigns, partially offset by leveraging the direct channel advertising investment in the retail channel.

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

Royalties

Royalty expense decreased 21.0% in 2003 from 2002. Our direct and commercial/retail segments have several agreements under which we are obligated to pay royalty fees on certain products. The decrease in our royalty expense was primarily attributable to the decreased sales of our Bowflex products. This decrease in Bowflex-related royalties was partially offset by royalty expense associated with our TreadClimber product sales.

Effective Income Tax Rates

Income tax expense decreased 64.9% in 2003 due to the decline in our income before taxes. The effective income tax rate remained at 36.0% in 2003 and 2002.

Net Income

For the reasons discussed above, net income declined to $34.4 million in 2003 from $97.9 million in 2002, a decrease of 64.9%.

QUARTERLY RESULTS OF OPERATIONS

The following table presents our operating results for each of the quarters in the periods ended December 31, 2004 and 2003. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments have been included to present fairly the unaudited quarterly results when read together with our audited financial statements and the related notes. Certain amounts from previous periods have been reclassified to conform to the 2004 full-year presentation with no effect on previously reported consolidated net income or stockholders’ equity. These operating results are not necessarily indicative of the results of any future period. Due to diversification towards our commercial/retail segment, we expect heightened seasonality in our business. We expect sales in the second quarter to be weakest while the fourth quarter should be our strongest. We expect the third quarter will generally be stronger than the first quarter.

	QUARTER ENDED
In Thousands (except per share)	March 31	June 30	September 30	December 31	Total

Fiscal 2004:

Net sales	$130,896	$100,179	$123,182	$169,580	$523,837
Gross profit	56,856	49,321	58,605	80,012	244,794
Operating income	9,819	2,721	11,278	20,644	44,462

Net income	6,437	1,935	7,455	14,158	29,985

Earnings per share:
Basic	0.20	0.06	0.23	0.43	0.92
Diluted	0.19	0.06	0.22	0.42	0.90

Fiscal 2003:

Net sales	$129,449	$100,602	$115,958	$152,827	$498,836
Gross profit	71,311	53,532	57,287	69,686	251,816
Operating income	21,491	6,165	9,787	14,373	51,816

Net income	13,689	4,698	6,643	9,372	34,402

Earnings per share:
Basic	0.42	0.14	0.20	0.29	1.06
Diluted	0.42	0.14	0.20	0.28	1.04

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our business primarily from cash generated by our operating activities. During 2004, our operating activities generated $47.0 million in net cash, which contributed to an aggregate $104.6 million balance in cash, cash equivalents and short-term investments at year end, compared with $43.7 million in net cash generated by our operating activities in 2003. Working capital was $169.5 million at December 31, 2004 compared to $138.7 million at December 31, 2003, largely due to increased short-term investments as a result of net income for the period. The $20.1 million increase in trade receivables and $4.0 million decrease in inventory levels can primarily be attributed to supply chain issues resulting in many shipments occurring later in the fourth quarter of 2004 as compared with 2003. The $23.0 million increase in trade payables is primarily due to the timing of inventory purchases and payments for those purchases. The $4.0 million decrease in accrued liabilities can primarily be attributed to the completion of the product recall which was accrued at December 31, 2003.

Net cash used in investing activities was $42.6 million in 2004 compared with net cash used in investing activities in 2003 of $40.8 million. The change in cash flow from investing activities is primarily due to $9.0 million for capital expenditures primarily consisting of building improvements, manufacturing equipment and information systems and related equipment compared to $7.0 million in 2003. Short-term investments increased by $34.0 million in 2004 compared to $33.7 million in 2003.

Net cash used in financing activities was $6.5 million in 2004 compared to $13.5 million in 2003. The primary difference between the years related to cash received from the exercise of stock options of $6.6 million in 2004 as compared to $1.0 million in 2003. During 2004, the Company paid $13.1 million in dividends compared to $13.0 million during 2003.

We maintain a $10 million line of credit with a lending institution. The line of credit is secured by certain assets and contains several financial covenants. As of the date of this filing, we are in compliance with the covenants applicable to the line of credit, and there is no outstanding balance under the line. At December 31, 2004 and 2003, the Company had $8.1 million and $5.6 million, respectively in stand by letters of credit with Asian vendors reducing the available balance of the $10.0 million line of credit.

We believe our existing cash balances, cash generated from operations and borrowings available under our line of credit, will be sufficient to meet our capital requirements for the foreseeable future.

The Company’s contractual obligations and commercial commitments (as defined in Item 303(a)(5) of Regulation S-K under the Securities Exchange Act of 1934) as of December 31, 2004 are as follows:

(In Thousands)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	28,704	3,376	7,487	5,827	12,014
Purchase obligations	70,742	70,671	65	6	—
Other long-term liabilities *	200	—	200	—	—

Total	$99,646	$74,047	$7,752	$5,833	$12,014

*	Certain contractual obligations and commercial commitments are excluded from this table because they require imprecise measurement or are of a contingent nature (e.g. off-balance sheet arrangements described below).

Due to the majority of our inventory being sourced from Asia, the Company has long lead times for inventory purchases and needs to secure factory capacity from our vendors in advance. As a result, approximately $64.7 million of the $70.7 million in purchase obligations is for inventory purchases. This inventory is predominately related to anticipated sales in the first half of 2005.

OFF-BALANCE SHEET ARRANGEMENTS

From time to time, we arrange for leases or other financing sources with third parties to enable certain of our commercial customers to purchase our equipment. While most of these financings are without recourse, in certain cases we may offer a guaranty or other recourse provisions. The purpose of these guaranties is to increase our selling opportunities to commercial customers that would not otherwise be able to obtain financing to purchase our equipment. At December 31, 2004 and 2003, the maximum contingent liability under all recourse provisions was approximately $4.4 million and $3.0 million, respectively. Refer to Note 1 of the Notes to Consolidated Financial Statements for further discussion of the accounting treatment for these arrangements. We expect an increase in these types of arrangements going forward.

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

During 2004, we experienced increases in the price of steel, a major component of our products, and in distributions costs as the result of an increase in the price of fuel. We expect that to the extent costs continue to increase our gross margins in 2005 will continue to be negatively impacted by increased steel and fuel prices.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and does not expect that the adoption will have a material impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment,” which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123R in our third quarter of 2005. The Company is evaluating the impact that SFAS No. 123R will have on the Company’s Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets—an Amendment of APB No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” This standard is effective for nonmonetary asset exchanges occurring after July 1, 2005. The adoption of this standard is not expected to impact the Company’s Consolidated Financial Statements.

The AJCA was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S.

The FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of

2004” (FSP FAS 109-1) on December 21, 2004. In accordance with FSP FAS 109-1, the Company will treat the deduction for qualified domestic manufacturing activities as a reduction of the income tax provision in future years as realized. The deduction for qualified domestic manufacturing activities did not impact the Company’s Consolidated Financial Statements in 2004, and this deduction combined with the phase-out of the export incentive is not expected to have a material impact on the Company’s effective tax rate in 2005.

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. The adoption of this standard is not expected to have a material impact on the Company’s effective tax rate in 2005.

RISKS AND UNCERTAINTIES

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

A significant decline in availability of media time or fluctuating advertising rates may hinder our ability to effectively market our products and may reduce profitability.

We depend primarily on 30 and 60 second “spot” television commercials and 30-minute television “infomercials” to market and sell our direct-marketed products. Consequently, a marked increase in the price we must pay for our preferred media time or a reduction in its availability may adversely impact our financial performance.

A decline in consumer spending due to unfavorable economic conditions could hinder our product revenues and earnings.

The success of each of our products depends substantially on the amount of discretionary funds available to consumers and their purchasing preferences. Economic and political uncertainties could adversely impact the U.S. and international economic environment. A decline in general economic conditions could further depress consumer spending, especially discretionary spending for premium priced products like ours. These poor economic conditions could in turn lead to substantial decreases in our net sales.

A decline in our ability to effectively develop, market and sell future products could adversely affect our ability to generate future revenues and earnings.

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

A delay in getting foreign sourced products through customs in a timely manner could result in cancelled orders and unanticipated inventory accumulation.

Many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States or into our other sales markets. The countries in which our products are produced or sold may adjust or impose new quotas, duties, tariffs or other restrictions, any of which could have a material adverse effect on us.

Our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the free flow of goods through open and operational ports worldwide. Labor disputes at various ports create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak importing seasons, and could have a material adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation, and reduced revenues and earnings.

Any failure by us to manage acquisitions and other significant transactions successfully could harm our financial results, business and prospects.

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

The introduction of lower priced competing products could significantly harm our ability to generate future revenues and earnings.

Our products are sold in highly competitive markets with limited barriers to entry. As a result the introduction of lower priced competing products by our competitors could result in a significant decline in our net sales.

Unpredictable events and circumstances relating to our international operations, including our use of foreign manufacturers could result in cancelled orders, unanticipated inventory accumulation, and reduced revenues and earnings.

A portion of our revenue is derived from sales outside the United States. For the year ended December 31, 2004, international sales represented approximately 13% of consolidated net sales. In addition, a substantial portion of our products is manufactured outside of the United States. Accordingly, our future results could be materially adversely affected by a variety of factors, including changes in foreign currency exchange rates, changes in a specific country’s or region’s political or economic conditions, trade restrictions, import and export licensing requirements, the overlap of different tax structures or changes in international tax laws, changes in regulatory requirements, compliance with a variety of foreign laws and regulations and longer payment cycles in certain countries.

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

In order to be successful, we must retain and motivate key employees, and failure to do so could have an adverse impact on our business.

Our future success will depend in part on the continued service of key personnel, particularly Gregg Hammann, our President, Chief Executive Officer and Chairman of the Company’s Board of Directors. Our future success will also depend on our ability to attract and retain key managers, product development engineers, sales people, and others. We face intense competition for such individuals worldwide. Not being able to attract or retain these employees could have a material adverse effect on revenues and earnings.

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

Foreign Exchange Risk

The Company is exposed to foreign exchange risk from currency fluctuations, mainly in Europe. Given the relative size of the Company’s current foreign operations, the Company does not believe the exposure to changes in applicable foreign currencies to be material, such that it could have a significant impact on our current or near- term financial position, results of operations, or cash flows. Management estimates the maximum impact on stockholders’ equity of a 10% change in any applicable foreign currency to be $1.5 million.

Interest Rate Risk

The Company has financed its growth through cash generated from operations. At December 31, 2004, the Company had no outstanding borrowings and was not subject to any related interest rate risk.

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nautilus, Inc.

Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Nautilus, Inc. (formerly The Nautilus Group, Inc.) and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nautilus, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Portland, Oregon

March 14, 2005

NAUTILUS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(In Thousands, Except Share Data)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,266	$21,352
Short-term investments	85,319	51,282
Trade receivables (less allowance for doubtful accounts of $3,252 and $2,686 in 2004 and 2003, respectively)	95,593	75,492
Inventories	49,104	53,129
Prepaid expenses and other current assets	9,427	6,049
Short-term notes receivable	2,503	2,362
Current deferred tax assets	4,661	4,646

Total current assets	265,873	214,312

PROPERTY, PLANT AND EQUIPMENT, net	46,350	50,602

GOODWILL	29,755	29,755

OTHER ASSETS, net	17,663	17,266

TOTAL ASSETS	$359,641	$311,935

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$57,861	$34,879
Accrued liabilities	24,685	28,648
Income taxes payable	10,803	8,488
Royalty payable to stockholders	18	2,133
Customer deposits	2,957	1,453

Total current liabilities	96,324	75,601

NONCURRENT DEFERRED TAX LIABILITIES	11,081	10,206

OTHER NONCURRENT LIABILITIES	200	—

COMMITMENTS AND CONTINGENCIES (Notes 9 and 14)

STOCKHOLDERS’ EQUITY:
Common stock - 75,000,000 shares authorized; no par value; issued and outstanding, 33,147,758 and 32,605,448 shares in 2004 and 2003, respectively	10,682	2,828
Unearned stock compensation	(1,204)	(1,544)
Retained earnings	238,474	221,580
Accumulated other comprehensive income	4,084	3,264

Total stockholders’ equity	252,036	226,128

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$359,641	$311,935

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In Thousands, Except Share and Per Share Data)

	2004	2003	2002
NET SALES	$523,837	$498,836	$584,650

COST OF SALES	279,043	247,020	247,598

Gross profit	244,794	251,816	337,052

OPERATING EXPENSES:
Selling and marketing	156,577	149,245	145,258
General and administrative	31,033	37,098	26,017
Research and development	6,754	5,670	4,485
Related-party royalties	1,843	6,556	9,089
Third-party royalties	4,125	1,431	1,019

Total operating expenses	200,332	200,000	185,868

OPERATING INCOME	44,462	51,816	151,184

OTHER INCOME (EXPENSE):
Interest income	1,357	839	1,561
Other, net	(172)	1,098	202

Total other income - net	1,185	1,937	1,763

INCOME BEFORE INCOME TAXES	45,647	53,753	152,947

INCOME TAX EXPENSE	15,662	19,351	55,060

NET INCOME	$29,985	$34,402	$97,887

BASIC EARNINGS PER SHARE	$0.92	$1.06	$2.84

DILUTED EARNINGS PER SHARE	$0.90	$1.04	$2.79

Weighted average shares outstanding:

Basic shares outstanding	32,756,766	32,579,533	34,499,482

Diluted shares outstanding	33,394,160	33,018,694	35,142,794

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In Thousands, Except Share Data)

	Common Stock		Unearned Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
BALANCES, JANUARY 1, 2002	34,954,790	$4,900	$—	$142,637	$(123)	$147,414
Net income	—	—	—	97,887	—	97,887
Cumulative translation adjustment	—	—	—	—	1,308	1,308

Comprehensive income						99,195
Options exercised	362,227	2,727	—	—	—	2,727
Stock repurchased	(2,843,120)	(10,683)	—	(39,286)	—	(49,969)
Tax benefit of exercise of nonqualified options	—	3,056	—	—	—	3,056

BALANCES, DECEMBER 31, 2002	32,473,897	—	—	201,238	1,185	202,423
Net income	—	—	—	34,402	—	34,402
Cumulative translation adjustment	—	—	—	—	2,079	2,079

Comprehensive income						36,481
Dividends paid	—	—	—	(13,030)	—	(13,030)
Unearned stock compensation	—	1,700	(1,700)			—
Amortization of unearned stock compensation	—	—	156	—	—	156
Options exercised	231,851	979	—	—	—	979
Stock repurchased	(100,300)	(392)	—	(1,030)	—	(1,422)
Tax benefit of exercise of nonqualified options	—	541	—	—	—	541

BALANCES, DECEMBER 31, 2003	32,605,448	2,828	(1,544)	221,580	3,264	226,128
Net income	—	—	—	29,985	—	29,985
Cumulative translation adjustment	—	—	—	—	820	820

Comprehensive income						30,805
Dividends paid	—	—	—	(13,091)	—	(13,091)
Amortization of unearned stock compensation	—	—	340	—	—	340
Options exercised	542,310	6,569	—	—	—	6,569
Tax benefit of exercise of nonqualified options	—	1,285	—	—	—	1,285

BALANCES, DECEMBER 31, 2004	33,147,758	$10,682	$(1,204)	$238,474	$4,084	$252,036

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In Thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,985	$34,402	$97,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,972	12,274	6,316
(Decrease) increase in allowance for notes receivable	(594)	594	—
Amortization of unearned stock compensation	340	156	—
(Gain) loss on disposal of property, plant and equipment	(1,214)	119	126
Tax benefit of exercise of nonqualified options	1,285	541	3,056
Deferred income taxes	860	(663)	4,980
Changes in assets and liabilities, net of the effect of acquisitions:
Trade receivables	(19,702)	(23,966)	(16,392)
Inventories	4,693	11,650	(11,109)
Prepaid expenses and other current assets	(1,036)	(837)	(2,307)
Trade payables	22,774	(6,672)	15,356
Income taxes payable	2,261	3,178	1,376
Accrued liabilities and royalty payable to stockholders	(5,991)	12,214	1,724
Customer deposits	1,373	731	(453)

Net cash provided by operating activities	47,006	43,721	100,560

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(9,043)	(7,017)	(31,542)
Proceeds from sale of property, plant and equipment	641	54	31
Net (increase) decrease in other assets	(596)	(640)	7
Acquisition cost of StairMaster, net of cash acquired	—	—	(24,131)
Purchases of short-term investments	(126,143)	(99,833)	(39,360)
Proceeds from maturities of short-term investments	92,106	66,129	37,852
Net (increase) decrease in notes receivable	453	474	(758)

Net cash used in investing activities	(42,582)	(40,833)	(57,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid on common stock	(13,091)	(13,030)	—
Stock repurchases	—	(1,422)	(49,969)
Proceeds from exercise of stock options	6,569	979	2,727

Net cash used in financing activities	(6,522)	(13,473)	(47,242)

Effect of foreign currency exchange rate changes	12	218	663

(Continued)

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In Thousands)

	2004	2003	2002
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(2,086)	$(10,367)	$(3,920)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	21,352	31,719	35,639

CASH AND CASH EQUIVALENTS, END OF YEAR	$19,266	$21,352	$31,719

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid for income taxes	$10,831	$16,346	$46,627

SUPPLEMENTAL DISCLOSURE OF OTHER NONCASH INVESTING ACTIVITY -
Other receivable issued as part of the sale of land	$2,331	$—	$—

Other long term liability issued in conjunction with the acquisition of certain intangible assets	$200	$—	$—

(Concluded)

See notes to consolidated financial statements.

NAUTILUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2004

(In Thousands, Except Share and Per Share Data)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Nautilus, Inc. and subsidiaries (the “Company”), a Washington corporation, is a leading marketer, developer, and manufacturer of branded health and fitness products sold under such well-known brands as Nautilus, Bowflex, Schwinn, and StairMaster. These brands are distributed through well established direct to consumer, commercial, and retail channels. The Company’s consumer and commercial fitness equipment products include a full line of cardiovascular and weight resistance products such as home gyms, free weight equipment, treadmills, indoor cycling equipment, steppers, ellipticals, treadclimbers and fitness accessories.

Consolidation – The consolidated financial statements of the Company include Nautilus, Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated in the preparation of the consolidated financial statements.

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

Cash and Cash Equivalents include cash on hand, cash deposited with banks and financial institutions and highly liquid debt instruments purchased with original maturity dates of three months or less at the date of acquisition. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Short term investments – Substantially all short-term investments are comprised of investment grade variable rate debt obligations, which are asset-backed and categorized as available-for-sale. Accordingly investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 35 days. Despite the long-term nature of the investments stated contractual maturities, we have the ability to quickly liquidate these securities. As a result of the resetting variable rates, we had no cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments was recorded as interest income. Variable rate debt obligations, historically classified as cash and cash equivalents, have been reclassified within the Consolidated Balance Sheets as short-term investments for the year ending December 31, 2003. Cash and cash equivalents for 2003 decreased by $51.3 million while short-term investments increased by the same amount.

Trade Receivables – The Company maintains an allowance for doubtful accounts receivable based upon our historical experience and the expected collectibility of all outstanding accounts receivable. Allowance for doubtful accounts receivable activity for the years ended December 31, 2004, 2003 and 2002 is as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions*	Balance at End of Period
Allowance for doubtful accounts:
2004	$2,686	$985	$419	$3,252
2003	3,147	388	849	2,686
2002	2,064	1,369	286	3,147

*	Deductions represent amounts written off against the allowance, net of recoveries.

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

Management reviews the investment in long-lived assets for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. There have been no such events or circumstances in each of the three years in the period ended December 31, 2004. If there were an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the assets and their eventual disposition. If these cash flows were less than the carrying amount of the assets, an impairment loss would be recognized to write down the assets to their estimated fair value.

Goodwill and Other Assets consist of license agreements, patents, trademarks and goodwill. Long lived and intangible assets that are determined to have finite lives are amortized using the straight-line method over their estimated useful lives of two to twenty years and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset to determine whether a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the estimate of its fair value.

Certain intangible assets with indefinite useful lives are evaluated for impairment annually. The Company reviews and tests its goodwill and intangible assets for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. Determination of fair value is based on estimated discounted future cash flows resulting from the use of the asset. The Company compares the estimated fair value of goodwill and intangibles assets to the carrying value. If the carrying value exceeds the estimate of fair value, the Company calculates impairment as the excess of the carrying value over the estimated fair value. The estimates of fair value in goodwill and indefinite-lived intangible assets are based on a number of factors, including assumptions and estimates for projected sales, income, cash flows, and other operating performance measures. These assumptions and estimates may change in the future due to changes in economic conditions, in the Company’s ability to meet sales and profitability objectives, or changes in the Company’s business operations or strategic direction.

Any impairment charge would be classified as a component of general and administrative expenses. In the fourth quarter of 2004, the Company determined that goodwill and long lived assets are not impaired.

Guarantees – From time to time, the Company arranges for commercial leases or other financing sources to enable certain of its commercial customers to purchase the Company’s equipment. While most of these financings are without recourse, in certain cases the Company provides a guarantee or other recourse provisions to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the commercial equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the commercial customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, in situations when collection of the lease payments is not probable. At December 31, 2004 and 2003, the maximum contingent liability under all recourse and guarantee provisions, was approximately $4,433 and $3,036, respectively. As of December 31, 2004, lease terms on outstanding commercial customer financing arrangements were between 3 and 7 years. A reserve for estimated losses under recourse provisions of $79 and $32 has been recorded based on historical loss experience and is included in accrued expenses at December 31, 2004 and 2003, respectively. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure

Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has also recorded a liability and corresponding reduction of revenue of $146 and $81 for the years ended December 31, 2004 and 2003, respectively, for the estimated fair value of the Company’s guarantees issued. The fair value of the guarantees was determined based on the estimated risk premium a bank or similar institution would require in order to extend financing to a customer in the absence of a third-party guarantee. This liability is being reduced over the life of each respective guarantee. In most cases if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the commercial customer. It is not practical to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Revenue Recognition – Revenue is recorded when products are shipped and the Company has no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collectibility is reasonably assured or probable. For all of the Company’s products, except Nautilus commercial equipment, revenue from product sales is recognized when title and risk of loss have passed according to the Company’s terms of sale, title and risk of loss pass to the customer upon delivery to the carrier. Revenue is recognized upon final installation for the Nautilus commercial equipment if the Company is responsible for installation.

Emerging Issues Task Force (“EITF”) issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, requires all amounts billed to a customer in a sale transaction related to shipping and handling, if any, be classified as revenue. Costs incurred for shipping and handling should be classified as cost of sales. Amounts billed to customers classified as revenue were $35,338, $28,868, and $42,314 for the years ended December 31, 2004, 2003 and 2002, respectively. Costs incurred for shipping and handling classified as cost of sales were $23,760, $21,038, and $24,477 for the years ended December 31, 2004, 2003 and 2002, respectively.

Sales Returns – The sales return reserve is maintained based on our historical experience of direct-marketed product return rates during the period in which a customer can return a product for refund of the full purchase price, less shipping and handling in certain instances. The return periods for direct marketed product lines range from 30 days to six weeks depending on the specific product. We track product returns in order to identify any potential negative customer satisfaction trends. In our commercial/retail segment the Company also provides for estimated sales returns from customers as reductions to revenues and accounts receivable. The estimates are based on historical rates of product returns. Sales return reserve activity for the years ended December 31, 2004, 2003 and 2002 is as follows:

	Balance at Beginning of Period	Charged to Sales and Costs and Expenses	Deductions*	Balance at End of Period
Sales return reserves:
2004	$1,702	$15,702	$12,449	$4,955
2003	2,550	8,346	9,194	1,702
2002	2,100	14,494	14,044	2,550

*	Deductions represent product returns.

The direct segment sales return reserve of $1,785 and $1,702 as of December 31, 2004 and 2003, respectively, are presented on the Consolidated Balance Sheets as part of accrued liabilities. The commercial/retail sales return reserve of $3,170 as of December 31, 2004 is presented on the Consolidated Balance Sheets as a reduction to trade receivables.

Warranty Costs – The Company’s warranty policy provides for coverage of defects in material and workmanship. Warranty periods on the Company’s products range from two years to limited lifetime on the Bowflex lines of fitness products, and one to five years on Bowflex TreadClimbers, depending on the model and part, on a prorated basis. The commercial and retail line of fitness products include a lifetime warranty on the frame and structural parts, a four month to three year warranty on parts, labor, electronics, upholstery, grips and cables, and typically a five year warranty on motors. Warranty costs are estimated based on the Company’s experience and are charged to cost of sales as sales are recognized or as such estimates change. Warranty reserve activity for the years ended December 31, 2004, 2003 and 2002 is as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions*	Balance at End of Period
Warranty reserves:
2004	$7,348	$7,362	$7,173	$7,537
2003	5,358	5,845	3,855	7,348
2002	2,413	6,155	3,210	5,358

*	Deductions represent warranty claims paid out in the form of service costs and/or product replacements.

Research and Development – Internal research and development costs relating to the development of new products, including significant improvements and refinements to existing products, are expensed as incurred and included separately in operating expenses. Third party research and development costs are expensed when the contracted work has been performed.

Advertising – The Company expenses advertising costs as incurred, except for commercial advertising production costs which are expensed at the time the first commercial is shown on television. Advertising expense was $82,766, $89,485, and $88,305 for 2004, 2003 and 2002, respectively.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. A valuation allowance is recorded to reduce deferred tax assets to an amount for which realization is more likely than not. Any income tax contingencies are accounted for in accordance with SFAS No. 5 “Accounting for Contingencies.” Further, the Company realized income tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial statement purposes, any reduction in income tax obligations as a result of these tax benefits is credited to common stock.

Foreign Currency Translations – Excluding Switzerland, the accounts of our foreign operations are measured using the local currency as the functional currency. For our Swiss operations, the local currency, the Swiss Franc, is remeasured to the functional currency, the U.S. dollar, with the related gains or losses recognized in current period net income. These accounts are then translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and the weighted average exchange rate during the period for the results of operations. Translation gains and losses are accumulated as a separate component of stockholders’ equity and comprehensive income.

Foreign Currency Transactions – Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income for the period in which exchange rates change. Foreign currency transaction gains and (losses) were ($175), ($31), and $210 for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-Based Compensation – The Company measures compensation expense for its stock-based employee compensation plans using the method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and furnishes the pro forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

With one exception, the Company has not recognized compensation expense relating to employee stock options because it has only granted options with an exercise price equal to the fair value of the stock on the effective date of grant. In July 2003, certain stock options were granted at an exercise price below current market price on the day of the grant, for which the Company recognized compensation expense of $340 and $156 in 2004 and 2003, respectively. The unearned portion of this stock option grant resides in Stockholders’ Equity in the Consolidated Balance Sheets and will be recognized evenly over the five-year vesting period as compensation expense. The estimated compensation expense for the next three years is $340 per year and $184 in year four.

The following tables illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the Black-Scholes option pricing model:

	2004	2003	2002
Net income, as reported	$29,985	$34,402	$97,887
Add: Stock-based employee compensation expense included in reported net income, net of tax	223	100	—
Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax	(2,967)	(3,215)	(3,141)

Net income, pro forma	$27,241	$31,287	$94,746

Basic earnings per share, as reported	$0.92	$1.06	$2.84
Basic earnings per share, pro forma	$0.83	$0.96	$2.75

Diluted earnings per share, as reported	$0.90	$1.04	$2.79
Diluted earnings per share, pro forma	$0.82	$0.95	$2.70

The pro forma amounts may not be indicative of the effects on reported net income for future years due to the effect of options vesting over a period of years, forfeitures, and the granting of stock compensation awards in future years.

Comprehensive Income is defined as net income as adjusted for changes to equity resulting from events other than net income or transactions related to an entity’s capital structure. Comprehensive income for the years ended December 31, 2004, 2003 and 2002 equals net income plus or minus the effect of foreign currency translation adjustments. The foreign currency translation adjustments are due to the translation of the financial statements of our foreign subsidiaries. Accumulated other comprehensive income consists solely of cumulative foreign currency translation adjustments as of December 31, 2004, 2003 and 2002.

Fair Value of Financial Instruments – The carrying amounts of the Company’s cash and cash equivalents, short-term investments, trade receivables, notes receivable, trade payables, royalty payable to stockholders, and accrued liabilities approximate their estimated fair values due to the short-term maturities of those financial instruments.

Recent Accounting Pronouncements – In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for the fiscal year beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and does not expect that the adoption will have a material impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment,” which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123R in our third quarter of 2005. The Company is evaluating the impact that SFAS No. 123R will have on the Company’s Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets—an Amendment of APB No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” This standard is effective for nonmonetary asset exchanges occurring after July 1, 2005. The adoption of this standard is not expected to impact the Company’s Consolidated Financial Statements.

The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S.

The FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP FAS 109-1”) on December 21, 2004. In accordance with FSP FAS 109-1, the Company will treat the deduction for qualified domestic manufacturing activities as a reduction of the income tax provision in future years as realized. The deduction for qualified domestic manufacturing activities did not impact the Company’s Consolidated Financial Statements in 2004, and this deduction combined with the phase-out of the export incentive is not expected to have a material impact on the Company’s effective tax rate in 2005.

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. The adoption of this standard is not expected to have a material impact on the Company’s effective tax rate in 2005.

Reclassifications – Certain amounts from 2003 and 2002 have been reclassified to conform to the 2004 presentation with no effect on previously reported consolidated net income or stockholders’ equity.

2. STOCK-BASED COMPENSATION

The Company’s stock-based compensation plan was adopted in June 1995. The Company can issue nonqualified stock options to the Company’s executive officers, directors and employees and incentive stock options to the Company’s executive officers and employees. The plan was amended in June 2000 so up to 7,958,118 shares of common stock may be issued pursuant to exercise of options granted under the plan. At December 31, 2004, 219,384 shares are available for future issuance under the plan. The plan is administered by the Compensation Committee of the Company’s Board of Directors, which determines the terms and conditions of the various grants awarded under these plans. Stock options granted generally have an exercise price equal to the closing market price of the Company’s stock on the day before the date of grant, generally no longer than five years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants in 2004, 2003 and 2002:

	2004	2003	2002
Dividend yield	2.5%	3.5%	None
Risk-free interest rate	4.3%	3.9%	4.1%
Expected volatility	48.0%	59.0%	67.0%
Expected option lives	5.5 years	10 years	5 years

Weighted-average fair value of options granted per share	$7.41	$4.75	$20.52
Weighted-average fair value of options granted below market price per share	$—	$4.83	$—

A summary of the Company’s stock option plans as of December 31, 2004, 2003 and 2002, and changes during the years ended on those dates is presented below.

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,665,503	$13.92	1,599,987	$17.26	1,726,381	$12.79

Granted	1,265,650	18.84	1,430,000	9.36	275,075	33.25
Forfeited or canceled	(640,280)	18.23	(132,633)	21.79	(39,242)	22.70
Exercised	(542,310)	12.11	(231,851)	4.22	(362,227)	7.53

Outstanding at end of year	2,748,563	$15.54	2,665,503	$13.92	1,599,987	$17.26

Options exercisable at end of year	677,942		792,796		650,753

The following table summarizes information about stock options outstanding as of December 31, 2004:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 6.98 - $ 8.39	863,875	8.4	$8.37	183,875	$8.28
$10.39 - $12.80	250,375	7.9	10.89	78,010	11.32
$13.37 - $15.71	725,818	7.4	14.76	145,443	13.63
$16.06 - $23.15	737,895	8.0	22.49	148,703	21.50
$24.28 - $30.42	46,500	1.9	25.58	40,750	25.56
$32.80 - $37.70	124,100	2.4	34.36	81,161	34.37

$ 6.98 - $37.70	2,748,563	7.6	$15.54	677,942	$16.84

3. OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s management reviews financial information for decision making purposes. The Company’s Chief Executive Officer and Chief Financial Officer have joint responsibility as the Chief Operating Decision Maker as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s operating segments include its direct, commercial/retail, and corporate segments. The direct segment includes all brands and related operations involved in marketing to consumers through a variety of direct marketing channels. The Bowflex lines of strength and cardiovascular fitness equipment, and the Champion Nutrition line of nutritional supplements are the principal brands in the Company’s direct segment.

The commercial/retail segment includes all brands and related operations that do not involve direct marketing to consumers. Products in this segment include Nautilus, Schwinn, StairMaster, Trimline and Bowflex commercial and retail fitness equipment and accessories.

The corporate segment consists mainly of director costs, general legal and accounting fees, salaries of corporate personnel, as well as other costs not specifically attributable to the other two business segments. In addition, treasury is a corporate function, so interest income from investments is included in the corporate segment. Accounting policies used by the segments are the same as those disclosed in Note 1.

The geographic distribution of the Company’s international net sales is mostly concentrated in the United Kingdom, Germany, and Canada. Sales outside the U.S. represented approximately 13%, 13%, and 10% of consolidated net sales for the three years ended December 31, 2004, 2003 and 2002, respectively.

The following table presents information about the Company’s three operating segments:

	Direct	Commercial/ Retail	Corporate	Total
Year ended December 31, 2004:
Net sales	$262,077	$261,760	$—	$523,837
Interest income	—	88	1,269	1,357
Depreciation and amortization expense	7,472	3,921	579	11,972
Income tax expense (benefit)	10,101	8,913	(3,352)	15,662
Segment net income (loss)	19,338	17,063	(6,416)	29,985
Segment assets	53,711	176,152	129,778	359,641
Additions to property, plant and equipment	5,333	3,710	—	9,043

Year ended December 31, 2003:
Net sales	$246,902	$251,934	$—	$498,836
Interest income	1	80	758	839
Depreciation and amortization expense	8,061	3,648	565	12,274
Income tax expense (benefit)	10,828	12,339	(3,816)	19,351
Segment net income (loss)	19,251	21,934	(6,783)	34,402
Segment assets	37,955	173,990	99,990	311,935
Additions to property, plant and equipment	3,334	3,683	—	7,017

Year ended December 31, 2002:
Net sales	$392,612	$192,038	$—	$584,650
Interest income	—	83	1,478	1,561
Depreciation and amortization expense	2,824	2,950	542	6,316
Income tax expense (benefit)	53,855	2,820	(1,615)	55,060
Segment net income (loss)	95,745	5,012	(2,870)	97,887
Segment assets	52,251	149,559	74,843	276,653
Additions to property, plant and equipment	18,615	11,746	1,181	31,542

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

The primary reason for the acquisition was to acquire necessary assets including property, plant and equipment used to manufacture, assemble, distribute, and sell fitness equipment, including steppers, stepmills, treadmills and exercise bicycles in order to diversify our product offerings.

The purchase price for StairMaster was determined in the court auction. The Company’s bid was formulated on the basis of historical and projected financial performance. The Company financed the acquisition with cash-on-hand.

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

The unaudited pro forma financial information below for the year ended December 31, 2002 was prepared as if the transaction involving the acquisition of StairMaster had occurred at January 1, 2002:

2002
Net sales	$590,929
Net income	98,111
Basic earnings per share	2.84
Diluted earnings per share	2.79

The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transactions occurred at the beginning of the respective year, nor does it purport to indicate the results of future operations of the Company.

5. INVENTORIES

Inventories at December 31 consisted of the following:

	2004	2003
Finished goods	$31,170	$30,901
Work-in-process	1,104	2,294
Parts and components	16,830	19,934

Inventories	$49,104	$53,129

6. PROPERTY, PLANT AND EQUIPMENT, net

Details of property, plant and equipment are summarized as follows at December 31:

	Estimated Useful Life (in years)	2004	2003
Land	N/A	$2,289	$3,468
Buildings and improvements	7 to 31.5	22,431	21,964
Computer equipment	2 to 5	32,587	28,159
Production equipment	3 to 5	18,898	16,838
Furniture and fixtures	5	1,713	1,608
Automobiles	7	430	590

Total property, plant and equipment		78,348	72,627

Accumulated depreciation		(31,998)	(22,025)

Property, plant and equipment, net		$46,350	$50,602

7. OTHER ASSETS, net

Details of other assets are summarized as follows at December 31:

	Estimated Useful Life (in years)	2004	2003
Indefinite life trademarks	N/A	$10,465	$10,465
Definite life trademarks	20	6,800	6,800
Other assets	2 to 17	2,356	1,558

Total other assets		19,621	18,823

Accumulated amortization – trademarks		(1,777)	(1,417)
Accumulated amortization – patents		(181)	(140)

Other assets, net		$17,663	$17,266

Amortization of intangible assets for the years ended December 31, 2004 and 2003 was $401 and $362, respectively. The estimated amortization expense for the next five years is approximately $460 each year. Such estimated amortization will change if businesses or portions thereof are either acquired or disposed, or if changes in events or circumstances warrant the revision of estimated useful lives.

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2004	2003
Accrued payroll	$8,581	$9,438
Accrued warranty expense	7,537	7,348
Product safety reinforcement (recall) reserve	—	3,000
Sales return reserve	1,785	1,702
Accrued other	6,782	7,160

Accrued liabilities	$24,685	$28,648

9. COMMITMENTS AND CONTINGENCIES

Product Warranty Matters – Our product warranty accrual reflects management’s best estimate of probable liability under its product warranties. We determine the warranty accrual based on known product failures (if any), historical experience, and other currently available evidence.

Product Safety Matters – In February 2004, the Company was notified that the Consumer Product Safety Commission (“CPSC”) was investigating whether the Company violated the reporting obligations of the Consumer Product Safety Act (the “Act”) in connection with bench and lat tower incidents reported by users of the Bowflex Power Pro with lat tower attachment. Under the Act, the CPSC may assess penalties if it is determined that a product defect was not reported in accordance with the Act. The Company is fully cooperating with this investigation and believes the outcome will not have a material impact on its financial statements.

Lines of Credit – The Company has a line of credit for $10.0 million with a financial institution. The line of credit is secured by certain assets and contains several financial covenants. Interest is payable on outstanding borrowings under the line at the bank’s prime rate (5.25% at December 31, 2004). The Company believes it is in compliance with the financial covenants applicable to the line of credit. There were no outstanding borrowings on the line of credit at December 31, 2004 or 2003. At December 31, 2004 and 2003, the Company had $8.1 million and $5.6 million, respectively in stand by letters of credit with Asian vendors reducing the available balance of the $10.0 million line of credit.

Operating Leases – The Company has operating leases for various domestic and international properties with functional uses predominantly ranging from, but not limited to, warehousing and distribution, product development, administration, and product sales. The Company also has operating leases for certain equipment mainly consisting of product delivery trucks used in our commercial fitness equipment business and product service vans for warranty related matters. Rent expense under all leases was $2,921, $3,215, and $4,216 in 2004, 2003 and 2002, respectively.

Obligations – Operating leases under which the Company is presently obligated expire over various terms through June 2015. Future minimum lease payments under the noncancellable operating leases are as follows:

2005	$3,376
2006	3,918
2007	3,569
2008	3,333
2009	2,494
Thereafter	12,014

Minimum lease payments	$28,704

10. INCOME TAXES

The income before income taxes was as follows:

	2004	2003	2002
United States	$43,168	$50,990	$152,851
Foreign	2,479	2,763	96

Total	$45,647	$53,753	$152,947

The provision for income taxes consists of the following for the years ended December 31,:

	2004	2003	2002
Current:
Federal	$13,495	$18,996	$48,483
State	861	731	1,597
Foreign	446	287	—

Total current	14,802	20,014	50,080

Deferred:
Federal	884	(582)	4,821
State	48	(36)	159
Foreign	(72)	(45)	—

Total deferred	860	(663)	4,980

Total provision	$15,662	$19,351	$55,060

The components of the net deferred tax liability at December 31, 2004 and 2003 are as follows:

	2004	2003
Assets:
Accrued liabilities	$5,363	$5,620
Allowance for doubtful accounts	637	188
Inventory valuation	614	573
Uniform capitalization	349	391
Other	117	83

	7,080	6,855
Liabilities:
Prepaid advertising	(617)	(935)
Other prepaids	(1,175)	(708)
Depreciation and amortization	(11,080)	(10,206)
Undistributed earnings of foreign subsidiaries	(628)	(566)

	(13,500)	(12,415)

Net deferred tax liability	$(6,420)	$(5,560)

Deferred taxes are presented in the consolidated balance sheet at December 31, 2004 and 2003 as follows:

	2004	2003
Current deferred tax asset	$4,661	$4,646
Noncurrent deferred tax liabilities	(11,081)	(10,206)

Net deferred tax liability	$(6,420)	$(5,560)

A reconciliation of the U.S. statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	2004	2003	2002
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	1.2	1.8	1.1
Tax benefit related to U.S. export sales	(0.3)	(0.5)	(0.2)
Nondeductible operational expenses	0.3	0.2	0.1
Tax exempt interest	(0.8)	(0.3)	—
Research and development credit	(0.4)	(0.3)	—
Reduction in tax contingency reserve	(0.9)	—	—
Other	0.2	0.1	—

Total	34.3%	36.0%	36.0%

In 2004 the Company derived tax benefits from an exclusion provided under U.S. income tax laws with respect to certain extraterritorial income attributable to foreign trading gross receipts (“FTGRs”). This exclusion was repealed as part of the AJCA, which was enacted on October 22, 2004. The AJCA provides for a phase-out such that the exclusion for the Company’s otherwise qualifying FTGRs generated in fiscal 2005 and 2006 will be limited to 80% and 60%, respectively. No exclusion will be available in fiscal years 2007 and thereafter.

The AJCA also provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. Under the guidance in FSP FAS 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109, “Acounting for Income Taxes.” As such, the special deduction has no effect on the rate used to value deferred tax assets and liabilities existing at the enactment date. The impact of this deduction will be reported in the period for which the deduction is claimed on the Company’s tax return.

The Company is evaluating the effects of indefinitely reinvesting undistributed earnings of our foreign subsidiaries. In prior years, the Company provided U.S. deferred income taxes on all undistributed earnings from non-US subsidiaries. We expect to complete our evaluation within the first two quarters of 2005.

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

The calculation of weighted-average outstanding shares for the three years ended December 31, 2004 is as follows:

	2004	2003	2002
Basic shares outstanding	32,756,766	32,579,533	34,499,482
Dilutive effect of stock options	637,394	439,161	643,312

Diluted shares outstanding	33,394,160	33,018,694	35,142,794

Antidilutive stock options*	860,620	1,164,194	263,575

*	Stock options not included in the calculation of diluted earnings per share for each respective year because they would be antidilutive.

12. STOCK REPURCHASE PROGRAM

In January 2003, the Board of Directors authorized the expenditure of up to $50,000 to purchase shares of the Company’s common stock in open-market transactions. During 2003, the Company repurchased a total of 100,300 shares of common stock in open market transactions for an aggregate purchase price of $1,422. The authorization expired on June 30, 2003 and was not renewed.

During the year ended December 31, 2002, the Company repurchased a total of 2,843,120 shares of common stock in open-market transactions for an aggregate purchase price of $49,969.

13. RELATED-PARTY TRANSACTIONS

The Company incurred royalty expense under an agreement with a stockholder of the Company of $1,843 in 2004, $6,556 in 2003, and $9,089 in 2002, of which $18 and $2,133 was payable at December 31, 2004 and 2003, respectively. In addition to the royalty agreement, the stockholder had separately negotiated an agreement dated June 18, 1992, when the Company was privately held, between the stockholder, the Company’s former Chairman and Chief Executive Officer (the “former Chairman”), and a former director of the Company. That separate agreement stipulated that annual royalties above $90 would be paid 60% to the stockholder, 20% to the former Chairman, and 20% to the former director. Both of these agreements expired in April 2004.

14. LITIGATION

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

15. EMPLOYEE BENEFIT PLAN

The Company adopted a 401(k) profit sharing plan (the “Plan”) in 1999 covering substantially all employees over the age of 18. The Plan was amended in 2000 to allow for immediate eligibility in the Plan. Each participant in the Plan may contribute up to 50% of eligible compensation during any calendar year, subject to certain limitations. The Plan provides for Company matching contributions of up to 50% of the first 6% of eligible contributions made by all participants. All participants must have completed one year of service before becoming eligible for Company matching contributions. Employees are 25% vested in the matching contributions per year for the first four years of service. Expense for the plan was $640, $613, and $356, for the years ended December 31, 2004, 2003 and 2002, respectively.

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

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Nautilus, Inc., together with its consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of the end of the Company’s 2004 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2004 is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nautilus, Inc.

Vancouver, Washington

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting,” that Nautilus, Inc. (formerly The Nautilus Group, Inc.) and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Portland, Oregon

March 14, 2005

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is included under the captions Election of Directors, Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance, respectively, in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

The Company has adopted the Nautilus, Inc. Code of Business Conduct and Ethics, which is a code of conduct and ethics that applies to all employees, directors and officers, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is available on the Company’s website, www.nautilus.com.

Item 11. Executive Compensation

The information required by this item is included under the caption Executive Compensation in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included under the caption Certain Relationships and Related Transactions in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is included under the caption Independent Certified Public Accountants in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

See Exhibit Index beginning on page 61 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2005	NAUTILUS, INC.

	By:	/s/ GREGGORY C. HAMMANN
Greggory C. Hammann, Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2005:

Signature	Title

/s/ GREGGORY C. HAMMANN Greggory C. Hammann	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

/s/ ROD W. RICE Rod W. Rice	Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ WILLIAM D. MEADOWCROFT William D. Meadowcroft	Vice President, Principal Accounting Officer & Treasurer

* Peter A. Allen	Director

* Robert S. Falcone	Director

* Frederick T. Hull	Director

* Donald W. Keeble	Director

* Paul F. Little	Director

* Diane L. Neal	Director

* James M. Weber	Director

*By:	/s/ ROD W. RICE	March 14, 2005
Rod W. Rice Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as Amended – Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Company’s Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

3.2	Amendment to Articles of Incorporation – Incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000, as filed with the Commission on August 10, 2000.

3.3	Amendment to Articles of Incorporation – Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 14, 2002.

3.4	Amendment to Articles of Incorporation – Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, as filed with the Commission on March 14, 2005.

3.5	Amended and Restated Bylaws – Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1/A, as filed with the Commission on April 30, 1999.

10.1*	Company Stock Option Plan, as amended – Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

10.2*	Amendment to Company Stock Option Plan – Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000, as filed with the Commission on August 10, 2000.

10.3*	Form of Employee Incentive Stock Option Agreement under the Company Stock Option Plan.

10.4*	Form of Nonstatutory Stock Option Agreement under the Company Stock Option Plan.

10.5	Third Amended and Restated Merchant Agreement dated January 17, 2005, between the Company and Household Bank (SB), N.A. – Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the Commission on January 21, 2005.

10.6	Trademark License Agreement by and between Pacific Direct, LLC and the Company – Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2001, as filed with the Commission on November 14, 2001.

10.7	License Agreement, dated April 26, 1999, as amended, between the Company and Gary D. Piaget – Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004.

10.8	Revolving Credit Agreement, with Addendum, dated June 27, 2002, by and between the Company and U.S. Bank National Association – Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 14, 2002.

10.9	Lease agreement, dated November 23, 2004 between Columbia Tech Center LLC and The Nautilus Group, Inc. – Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, as filed with the Commission on November 23, 2004.

10.10*	Executive Employment Agreement, dated July 2, 2003, by and between the Company and Gregg Hammann – Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003, as filed with the Commission on November 14, 2003.

10.11*	Executive Employment Agreement, dated January 29, 2004, by and between the Company and Timothy Hawkins.

Exhibit No.	Description

10.12*	Executive Employment Agreement dated September 24, 2002, by and between the Company and Stephen Eichen.

10.13*	Executive Employment Agreement dated January 1, 1998, by and between the Company and Rod W. Rice.

10.14*	Executive Employment Agreement dated January 14, 2004 by and between the Company and Darryl Thomas.

21	Subsidiaries of Nautilus, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney for Peter A. Allen.

24.2	Power of Attorney for Robert S. Falcone.

24.3	Power of Attorney for Frederick T. Hull.

24.4	Power of Attorney for Donald W. Keeble.

24.5	Power of Attorney for Paul F. Little.

24.6	Power of Attorney for Diane L. Neal.

24.7	Power of Attorney for James M. Weber.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract, compensatory agreement or arrangement, in which the Company’s directors or executive officers may participate.