Form 10-Q
period 2005-03-31
NAUTILUS, INC.
filed 2005-05-09
CIK 1078207

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Yes ☒     No ☐

Number of shares of issuer’s common stock outstanding as of April 30, 2005: 33,290,663

NAUTILUS, INC.

MARCH 31, 2005

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NAUTILUS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,360	$19,266
Short-term investments	81,966	85,319
Trade receivables (less allowance for doubtful accounts of $3,343 and $3,252 in 2005 and 2004, respectively)	70,866	95,593
Inventories	54,876	49,104
Prepaid expenses and other current assets	7,561	9,427
Short-term notes receivable	2,606	2,503
Deferred tax assets	4,678	4,661

Total current assets	263,913	265,873

PROPERTY, PLANT AND EQUIPMENT, net	45,717	46,350

GOODWILL	29,755	29,755

OTHER ASSETS, net	18,058	17,663

TOTAL ASSETS	$357,443	$359,641

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$48,428	$57,861
Accrued liabilities	25,938	24,685
Income taxes payable	15,063	10,803
Royalty payable to stockholders	—	18
Customer deposits	2,785	2,957

Total current liabilities	92,214	96,324

DEFERRED TAX LIABILITIES	6,880	11,081

OTHER NONCURRENT LIABILITIES	200	200

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock – authorized, 75,000,000 shares of no par value; issued and outstanding, 33,183,538 and 33,147,758 shares at March 31, 2005 and December 31, 2004, respectively	11,193	10,682
Unearned stock compensation	(1,119)	(1,204)
Retained earnings	244,585	238,474
Accumulated other comprehensive income	3,490	4,084

Total stockholders’ equity	258,149	252,036

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$357,443	$359,641

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
NET SALES	$156,388	$130,896
COST OF SALES	79,615	74,040

Gross profit	76,773	56,856

OPERATING EXPENSES:
Selling and marketing	44,922	35,742
General and administrative	13,436	7,215
Research and development	2,803	1,811
Related-party royalties	—	1,566
Third-party royalties	1,474	703

Total operating expenses	62,635	47,037

OPERATING INCOME	14,138	9,819

OTHER INCOME (EXPENSE):
Interest income	517	246
Other, net	51	(7)

Total other income, net	568	239

INCOME BEFORE INCOME TAXES	14,706	10,058

INCOME TAX EXPENSE	5,277	3,621

NET INCOME	$9,429	$6,437

BASIC EARNINGS PER SHARE	$0.28	$0.20

DILUTED EARNINGS PER SHARE	$0.28	$0.19

Weighted average shares outstanding:

Basic shares outstanding	33,168,120	32,611,928

Diluted shares outstanding	34,038,636	33,260,364

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,429	$6,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,528	3,122
Amortization of unearned stock compensation	85	85
Loss on sale of property, plant and equipment	1	1
Tax benefit of exercise of nonqualified options	49	76
Deferred income taxes	(4,223)	(223)
Changes in assets and liabilities:
Trade receivables	24,394	19,355
Inventories	(6,132)	2,205
Prepaid expenses and other current assets	(1,048)	1,287
Trade payables	(9,276)	(9,391)
Income taxes payable	4,286	685
Accrued liabilities and royalty payable to stockholders	1,122	(1,512)
Customer deposits	(53)	808

Net cash provided by operating activities	22,162	22,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,811)	(445)
Proceeds from sale of property, plant and equipment	2,969	—
Net (increase) decrease in other assets	(499)	1
Purchases of short-term investments	(26,902)	(32,352)
Proceeds from maturities of short-term investments	30,255	13,500
Net (increase) decrease in notes receivable	(103)	80

Net cash provided by (used in) investing activities	2,909	(19,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid on common stock	(3,318)	(3,260)
Proceeds from exercise of stock options	462	217

Net cash used in financing activities	(2,856)	(3,043)

Effect of foreign currency exchange rate changes	(121)	(93)

(Continued)

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
NET INCREASE IN CASH AND CASH EQUIVALENTS	$22,094	$583

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,266	21,352

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,360	$21,935

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$5,162	$3,063

See notes to consolidated financial statements.

(Concluded)

NAUTILUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data and Footnote 7)

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Nautilus, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Consolidation – The consolidated financial statements include Nautilus, Inc. and its wholly-owned subsidiaries (collectively the “Company”). All intercompany transactions and balances have been eliminated.

Use of Accounting Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to revenue recognition, stock-based compensation, warranty reserves, legal reserves, sales return reserves, the allowance for doubtful accounts, inventory valuation, intangible asset valuation, and income tax provision.

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

With one exception, the Company has not recognized compensation expense relating to employee stock options because it has granted options with an exercise price equal to the fair value of the stock on the effective date of grant. In July 2003, certain stock options were granted at an exercise price below current market price on the day of the grant, and thus the Company recognized compensation expense of $85 in the first quarter of 2005 and 2004. The unearned portion of this stock option grant resides in Stockholders’ Equity in the Consolidated Balance Sheets and will be recognized evenly over the five-year vesting period as compensation expense. The estimated compensation expense for years 2005-2007 is $340 per year and for 2008 is $184. If the Company had elected to recognize compensation expense for all options granted using a fair value approach, and therefore determined the compensation based on the value as determined by the Black-Scholes option pricing model, the pro forma net income and earnings per share would have been as follows:

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$9,429	$6,437
Add: Stock-based employee compensation expense included in reported net income, net of tax	54	54
Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax	(578)	(723)

Net income, pro forma	$8,905	$5,768

Basic earnings per share, as reported	$0.28	$0.20
Basic earnings per share, pro forma	$0.27	$0.18

Diluted earnings per share, as reported	$0.28	$0.19
Diluted earnings per share, pro forma	$0.26	$0.17

The pro forma amounts may not be indicative of the effects on reported net income for future periods due to the effect of options vesting over a period of years, the granting of stock compensation awards in future years and option cancellations associated with employee terminations.

A summary of the Company’s stock option plans as of March 31, 2005 and 2004 is presented below.

	2005		2004
	Shares	Range of Exercise Prices	Shares	Range of Exercise Prices
Outstanding at beginning of year	2,748,563	$6.98 - 37.70	2,665,503	$6.07 - 37.70

Granted	138,500	20.73 - 23.82	250,000	13.37 - 14.25
Forfeited or canceled	(137,500)	10.39 - 34.05	(31,530)	10.39 - 34.05
Exercised	(35,780)	6.98 - 23.02	(28,625)	6.07 - 13.56

Outstanding at March 31	2,713,783	$8.39 - 37.70	2,855,348	$6.07 - 37.70

Recent Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as the Company currently utilizes the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and be recognized as expenses in our consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options. We are currently assessing which model we will use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than that currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123R. The effective date of the standard under these new rules for our consolidated financial statements is January 1, 2006. Adoption of FAS 123R will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within the footnotes, as is the Company’s current practice.

Reclassifications – Certain amounts from 2004 have been reclassified to conform to the 2005 presentation with no effect on previously reported consolidated net income or stockholders’ equity. Specifically, variable rate debt instruments, historically classified as cash and cash equivalents, have been reclassified within the Consolidated Statement of Cash Flows as short-term investments for the quarter ended March 31, 2004. Cash and cash equivalents at March 31, 2004 decreased by $70.1 million while short-term investments increased by the same amount.

2.	INVENTORIES

Inventories consisted of the following:

	March 31, 2005	December 31, 2004
Finished goods	$35,357	$31,170
Work-in-process	1,140	1,104
Parts and components	18,379	16,830

Inventories	$54,876	$49,104

3.	PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment consisted of the following:

	Estimated Useful Life (in years)	March 31, 2005	December 31, 2004
Land	N/A	$2,289	$2,289
Buildings and improvements	7 to 31.5	22,817	22,431
Computer equipment	2 to 5	33,470	32,587
Production equipment	3 to 5	20,374	18,898
Furniture and fixtures	5	1,743	1,713
Automobiles and trucks	7	421	430

Total property, plant and equipment		81,114	78,348
Accumulated depreciation		(35,397)	(31,998)

Property, plant and equipment, net		$45,717	$46,350

4.	OTHER ASSETS, net

Other assets consisted of the following:

	Estimated Useful Life (in years)	March 31, 2005	December 31, 2004
Indefinite life trademarks	N/A	$10,465	$10,465
Definite life trademark	20	6,800	6,800
Other assets	1 to 17	2,821	2,356

Total other assets		20,086	19,621
Accumulated amortization - trademarks		(1,881)	(1,777)
Accumulated amortization - patents		(147)	(181)

Other assets, net		$18,058	$17,663

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

Amortization of intangible assets for the three months ended March 31, 2005 was $115. The estimated amortization expense for the next five full succeeding years is $460 per year. Such estimated amortization will change if businesses or portions thereof are either acquired or disposed, or if changes in events or circumstances warrant the revision of estimated useful lives.

5.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2005	December 31, 2004
Payroll	$7,729	$8,581
Warranty expense	8,362	7,537
Sales return reserve	1,885	1,785
CPSC Settlement	950	—
Other	7,012	6,782

Accrued liabilities	$25,938	$24,685

Warranty costs are estimated based on the Company’s experience and are charged to cost of sales as sales are recognized or as such estimates change. Warranty reserve activity for the three months ended March 31, 2005 and 2004 is as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions*	Balance at End of Period
Warranty reserves:
2005	$7,537	$2,684	$1,859	$8,362
2004	$7,348	$4,144	$1,904	$9,588

* Deductions represent warranty claims paid out in the form of service costs and/or product replacements.

6.	COMPREHENSIVE INCOME

Comprehensive income and its components are as follows:

	Three Months Ended March 31,
	2005	2004
Net income	$9,429	$6,437
Foreign currency translation adjustments, net of tax	(594)	(304)

Comprehensive income	$8,835	$6,133

Accumulated other comprehensive income at March 31, 2005 and 2004 is due to the foreign currency translation adjustment to the financial statements of the Company’s foreign subsidiaries.

7.	REPORTABLE SEGMENTS

As a result of further integration of our facilities, systems, and people through the Company’s Power of One initiative, effective January 1, 2005 the Company has consolidated its reportable segments to reflect the Company acting as a single organization. The Company operates predominantly in one industry segment: the design, production, marketing and selling of branded health and fitness products sold under the Nautilus, Bowflex, Schwinn, StairMaster and Trimline brand names.

Net sales by sales channel are as follows:

	Three Months Ended March 31,
	2005	2004
Net sales to unrelated entities (in millions)
Commercial	$17.2	$15.1
Direct	84.9	63.2
Retail	21.2	19.1
Specialty Retail	20.0	22.0
International*	13.1	11.5

	$156.4	$130.9

* Reflects net sales outside the Americas

Prior year net sales by sales channel have been reclassified to conform to the current year presentation with no effect on previously reported consolidated net income or stockholders’ equity as follows:

Fiscal 2004

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
Net sales to unrelated entities (in millions)
Commercial	$15.1	$16.4	$18.5	$17.4	$67.4
Direct	63.2	54.6	62.8	85.8	266.4
Retail	19.1	5.2	16.5	31.6	72.4
Specialty Retail	22.0	13.1	13.0	20.1	68.2
International*	11.5	10.9	12.4	14.6	49.4

	$130.9	$100.2	$123.2	$169.5	$523.8

* Reflects net sales outside of the Americas

8.	EARNINGS PER SHARE

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

The calculation of weighted-average outstanding shares is as follows:

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income	$9,429	33,168,120	$0.28	$6,437	32,611,928	$0.20
Effect of dilutive securities:
Stock options	—	870,516	0.00	—	648,436	(0.01)

Diluted EPS:
Net income	$9,429	34,038,636	$0.28	$6,437	33,260,364	$0.19

Out of 2,713,783 total options outstanding, 795,590 options were not included in the calculation of diluted earnings per share for the three months ended March 31, 2005 because they would have been antidilutive. Out of 2,855,348 total options outstanding, 557,345 options were not included in the calculation of diluted earnings per share for the three months ended March 31, 2004 because they would have been antidilutive.

9.	COMMITMENTS AND CONTINGENCIES

Guarantees – From time to time, the Company arranges for commercial leases or other financing sources to enable certain of its commercial customers to purchase the Company’s equipment. While most of these financings are without recourse, in certain cases the Company provides a guarantee or other recourse provisions to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the commercial equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the commercial customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under SFAS No. 5, Accounting for Contingencies, in situations when collection of the lease payments is not probable. At March 31, 2005 and 2004, the maximum contingent liability under all recourse and guarantee provisions, including recourse and guarantee provisions issued prior to January 1, 2003, was approximately $4,386 and $3,968, respectively. As of March 31, 2005 and 2004, lease terms on outstanding commercial customer financing arrangements was between 3 and 7 years. A reserve for estimated losses under recourse provisions of $75 and $36 has been recorded based on historical loss experience and is included in accrued expenses at March 31, 2005 and 2004, respectively. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has also recorded additional liability and corresponding reduction of revenue of $36 and $46 for the three months ended March 31, 2005 and 2004, respectively, for the estimated fair value of the Company’s guarantees issued during the period. The fair value of the guarantees was determined based on the estimated risk premium a bank or similar institution would require in order to extend financing to a customer in the absence of a third-party guarantee. This liability is being reduced over the life of each respective guarantee. In most cases if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the commercial customer. It is not practical to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

Product Warranty Matters – The product warranty accrual reflects management’s best estimate of probable liability under product warranties. The Company determines the warranty accrual based on known product failures (if any), historical experience, and other currently available evidence.

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

In December 2002, the Company filed suit against ICON Health and Fitness, Inc. (“ICON”) in the Federal District Court, Western District of Washington (the “District Court”) alleging infringement by ICON of the Company’s Bowflex patents and trademarks. The Company sought injunctive relief, monetary damages and its fees and costs. In October 2003, the District Court dismissed the patent infringement claims. The Company appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) and in November 2003, the Appeals Court overruled the District Court and reinstated the patent infringement claims. The District Court has scheduled a trial on our patent infringement claim against ICON in June 2005.

In July 2003, the District Court ruled in favor of the Company on a motion for preliminary injunction on the issue of trademark infringement and entered an order barring ICON from using the trademark “CrossBow” on any exercise equipment. In its ruling, the District Court concluded that the Company showed “a probability of success on the merits and irreparable injury” on its trademark infringement claim. In August 2003, the Appeals Court granted ICON a temporary stay regarding the motion for a preliminary injunction which enjoined ICON from using the trademark “CrossBow.” This stay allowed ICON to continue using the trademark “CrossBow” until a decision was issued by the Appeals Court. In June 2004, the Appeals Court issued its decision upholding the issuance of an injunction, and preventing ICON from selling exercise equipment using the trademark “CrossBow” pending trial on the trademark issue. No trial date has been established on the trademark claim, but the Company expects trial to be set sometime in 2005.

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

In February 2004, the Company was notified that the U.S. Consumer Products Safety Commission (the “CPSC”) was investigating whether the Company violated the reporting obligations of the Consumer Product Safety Act (the “Act”) in connection with bench and lat tower incidents reported by users of the Bowflex Power Pro with lat tower attachment. Under the Act, the CPSC may assess penalties if it is determined that a product defect was not reported in accordance with the Act. During March 2005, the Company entered into a settlement agreement with the CPSC pursuant to which the Company will pay a civil penalty in the amount of $950,000. The Company entered into the settlement agreement to resolve the CPSC’s claims without the expense and distraction of litigation. By agreeing to this settlement, the Company does not admit any of the allegations set forth by the CPSC, or any fault, liability or statutory or regulatory violation.

10.	RELATED-PARTY TRANSACTIONS

The Company incurred royalty expense under an agreement with a stockholder of the Company of $1,566 for the three months ended March 31, 2004. In addition to the royalty agreement, the stockholder had separately negotiated an agreement dated June 18, 1992, when the Company was privately held, between the stockholder, the Company’s former Chairman and Chief Executive Officer (“former Chairman”), and a former director of the Company. That separate agreement stipulated that annual royalties above $90 would be paid 60% to the stockholder, 20% to the former Chairman and 20% to the former director. Both of these agreements expired in April 2004.

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

EXECUTIVE OVERVIEW

Nautilus, Inc. is a leading marketer, developer and manufacturer of branded health and fitness products sold under such well-known names as Nautilus, Bowflex, Schwinn, StairMaster and Trimline. Our products are marketed and sold through direct-marketing, retail, commercial, specialty retail and international sales channels.

Within our direct-marketing sales channel we market and sell primarily our Bowflex brand utilizing a combination of television commercials, infomercials, response mailings, the Internet, catalog and inbound/outbound call centers.

In the retail sales channel we market and sell a comprehensive line of consumer fitness equipment under the Nautilus, Bowflex, Schwinn, StairMaster and Trimline brand names through a network of sporting good dealers, distributors and retailers.

We market and sell our Nautilus, Schwinn, and StairMaster commercial fitness equipment through our sales force and selected dealers to health clubs, government agencies, hotels, corporate fitness centers, colleges, universities and assisted living facilities.

We market and sell a comprehensive line of consumer fitness equipment under the Nautilus, Schwinn, StairMaster and Bowflex, brand names through a network of specialty retailers.

Through our international sales channel we market and sell Nautilus, Bowflex, Schwinn, StairMaster and Trimline brands to geographic locations outside of the Americas using a combination of direct-marketing, our sales force, and a network of specialty and sporting goods dealers, distributors and retailers.

First Quarter 2005 Results

The first quarter of 2005 is the first quarter of our three year plan, during which our consumer and brand-based business strategy is intended to help us grow sales and increase market share. This year our focus is on driving growth and investing in the future, as we look to build a solid foundation to continue growing our business profitably. During the quarter we had solid revenue growth in four of our five sales channels, with the fifth anticipated to show growth in later quarters.

Net sales for the quarter were $156.4 million, compared to $130.9 million in the same quarter of 2004, an increase of 19.5%. Gross profit margins increased to 49.1% in the first quarter of 2005 compared to 43.4% in the first quarter of 2004, in response to innovation, operating improvements and product mix. Operating income in the first quarter was $14.1 million or 9.0% of net sales compared to $9.8 million or 7.5% of net sales in the first quarter of 2004. This reflects our plan to drive growth while investing in the future, by strengthening our supply chain, operations, information systems, investing in product development, and protecting our intellectual property. Diluted earnings per share for the quarter were 28 cents, compared to 19 cents a year ago, a 46.5% improvement. The first quarter 2005 diluted earnings per share includes a settlement charge of $950,000 related to the Consumer Product Safety Commission (“CPSC”), which is included in general and administrative expenses. We ended the quarter with cash and short-term investments of $123.3 million, an increase of $18.7 million, and we continue to have no outstanding debt.

CRITICAL ACCOUNTING POLICIES

This management discussion and analysis (“MD&A”) is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

We recognize revenue when products are shipped and we have no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectibility is reasonably assured or probable, and title and risk of loss have passed. Revenue is recognized net of applicable promotional discounts, rebates, and return allowances. In addition, revenue is recognized upon final installation for the Nautilus commercial equipment if we are responsible for installation. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. In addition, from time to time, we arrange for leases or other financing sources to enable certain of our commercial customers to purchase our equipment. In the event that a guarantee of the commercial customer’s lease obligation is made, we record a liability and corresponding reduction of revenue for the estimated fair value of the guarantee and then recognize that revenue over the life of the lease obligation.

Stock-Based Compensation

We measure compensation expense for our stock-based employee compensation plans using the method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In Note 1 of the Notes to Consolidated Financial Statements, we provide pro forma disclosures of net income and earnings per share as if the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense. A change to recognize compensation expense for all options granted using a fair value approach, which will be required starting in January 2006 under SFAS No. 123R, Share-Based Payment, will have a significant impact on our financial position and results of operations.

Warranty Reserves

Accrued warranty expense includes the cost to manufacture (raw materials, labor and overhead) or purchase warranty parts from our suppliers as well as the cost to ship those parts to our customers. The cost of labor to install a warranted part on our manufactured commercial equipment is also included. The warranty reserve is based on our historical experience with each product. A warranty reserve is established for new products based on historical experience with similar products, adjusted for any technological advances in manufacturing or materials used. We track warranty claims by part and reason for claim in order to identify any potential warranty trends. The warranty trends are evaluated periodically with respect to future claims volume and nature of likely claims. Adjustments, if any are so indicated, are made to the warranty reserve to reflect our judgment regarding the likely effect of the warranty trends on future claims. If we were to experience a significant volume of warranty claims for a particular part or for a particular reason, we may need to make design changes to our product. If we believe it is necessary to implement those design changes to our installed base of products, our warranty costs could change materially. A change in warranty experience could have a significant impact on our financial position, results of operations and cash flows.

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

Sales Return Reserves

The sales return reserve is maintained based on our historical experience of direct-marketed product return rates during the period in which a customer can return a product for refund of the full purchase price, less shipping and handling in certain instances. The return periods for direct marketed product lines range from 30 days to six weeks depending on the specific product. We track product returns in order to identify any potential negative customer satisfaction trends. Our return reserve may be sensitive to a change in our customers’ ability to pay during the trial period due to unforeseen economic circumstances and to different product introductions that might fulfill the customers’ needs at a perceived better value. We also provide for estimated sales returns from distributors, retailers and specialty retailers as reductions to revenues and accounts receivable. The estimates are based on historical rates of product returns. Actual returns in any future period are inherently uncertain and thus may differ from the estimates. Any major change in the aforementioned factors may increase sales returns, which could have a significant impact on our financial position, results of operations and cash flows.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is maintained at a level based on our historical experience adjusted for any known uncollectible amounts. We periodically review the creditworthiness of our customers to help gauge collectibility. Our allowance is sensitive to changes in our customers’ ability to pay due to unforeseen changes in the economy, the bankruptcy of a major customer, our efforts to actively pursue collections, and increases in chargebacks. Any major change in the aforementioned factors may result in increasing the allowance for doubtful accounts, which could have a significant impact on our financial position, results of operations and cash flows.

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

As a matter of course, the Company may be audited by federal, state and foreign tax authorities. We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events that may impact our ultimate payment for such exposures. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in income tax expense (benefit) in the Consolidated Statement of Income in the period of the event.

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

STATEMENT OF OPERATIONS DATA – THREE MONTHS ENDED MARCH 31

The following tables present certain consolidated financial data as a percentage of net sales and statement of operations data comparing results for the first quarter of 2005 and 2004:

	Quarter Ended March 31,
Statement of Operations Data (% of Net Sales)	2005	2004
Net sales	100.0%	100.0%
Cost of sales	50.9	56.6

Gross profit	49.1	43.4
Operating expenses:
Selling and marketing	28.8	27.3
General and administrative	8.6	5.5
Research and development	1.8	1.4
Royalties	0.9	1.7

Total operating expenses	40.1	35.9

Operating income	9.0	7.5
Other income - net	0.4	0.2

Income before income taxes	9.4	7.7
Income tax expense	3.4	2.8

Net income	6.0%	4.9%

	Quarter Ended March 31,
Statement of Operations Data (In Thousands)	2005	2004	$ change	% change
Net sales	$156,388	$130,896	$25,492	19.5%
Cost of sales	79,615	74,040	5,575	7.5%

Gross profit	76,773	56,856	19,917	35.0%

Operating expenses:
Selling and marketing	44,922	35,742	9,180	25.7%
General and administrative	13,436	7,215	6,221	86.2%
Research and development	2,803	1,811	992	54.8%
Royalties	1,474	2,269	(795)	-35.0%

Total operating expenses	62,635	47,037	15,598	33.2%

Operating income	14,138	9,819	4,319	44.0%
Other income (expense) - net	568	239	329	-137.7%

Income before income taxes	14,706	10,058	4,648	46.2%
Income tax expense	5,277	3,621	1,656	45.7%

Net income	$9,429	$6,437	$2,992	46.5%

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2005 AND 2004

Net Sales

Net sales were $156.4 million in the first quarter of 2005 compared to $130.9 million in the first quarter of 2004, an increase of $25.5 million or 19.5%.

Net sales from the commercial channel were $17.2 million in the first quarter of 2005 compared to $15.1 million in the first quarter of 2004, an increase of $2.1 million or approximately 13.9%. Commercial sales which include sales to health clubs, hotels and living complexes, represented approximately 11.0% of our total net sales in the quarter. The increase in net sales is attributed to excellent results from the IHRSA fitness show that occurred in March 2005. Additionally during the first quarter we began shipping our new Nautilus Commercial Series treadmills, allowing the Nautilus brand to offer a complete line of strength and cardio products.

Net sales from the specialty retail channel were $20.0 million in the first quarter of 2005 compared to $22.0 million in the first quarter of 2004, a decrease of $2.0 million or 9.1%. Specialty retail sales include sales to fitness retail stores that typically sell high-end equipment to the end consumer for home use. The decrease in net sales is primarily due to product supply constraints which began in the fourth quarter of 2004.

Net sales from the retail channel were $21.2 million in the first quarter of 2005 compared to $19.1 million in the first quarter of 2004, an increase of $2.1 million or 11.0%. Retail sales include sales to sporting good stores, warehouse clubs, and department stores and represent a $2.7 billion market opportunity. The increase in net sales is due to gaining additional customers as well as expanding the number of products offered at existing dealers.

Net sales from the direct channel were $84.9 million in the first quarter of 2005 compared to $63.2 million in the first quarter of 2004, an increase of $21.7 million or 34.3%. The direct channel involves sales derived from the internet, catalog and direct response advertising. The increase in direct channel sales is due to new advertising, better ad placement and format mix, and new promotions such as a cross-merchandising program with a major retail partner.

Net sales from the international channel were $13.1 million in the first quarter of 2005 compared to $11.5 million in the first quarter of 2004, an increase of $1.6 million or 13.9%. The international channel represents sales outside of the Americas and includes commercial, retail and direct marketing. We estimate this channel to represent a market opportunity in excess of $1 billion. The increase in net sales is attributed to expanded business with several large commercial customers and new retail relationships in the United Kingdom, Germany and Italy markets.

Gross Profit

Gross profits were $76.8 million in the first quarter of 2005 compared to $56.9 million in the first quarter of 2004, an increase of $19.9 million or 35.0%. As a percentage of net sales, gross profit margins were 49.1% in the first quarter of 2005 compared to 43.4% in the first quarter of 2004. During the first quarter of 2004 the Company incurred additional warranty and product safety reinforcement related costs associated with doubling of the Bowflex Power Pro warranty and greater than anticipated customer response for the Bowflex Power Pro reinforcement kit. Similar expenses were not incurred during the first quarter of 2005, resulting in the increased gross margins. Gross profit margin also increased as a result of the product sales mix with the direct channel, which represented approximately 54% of net sales during the first quarter of 2005 as compared to 48% during the first quarter of 2004.

Operating Expenses

Selling and Marketing

Selling and marketing expenses were $44.9 million in the first quarter of 2005 compared to $35.7 million in the first quarter of 2004, an increase of $9.2 million or 25.7%. As a percentage of net sales, selling and marketing expenses were 28.8% in the first quarter of 2005 as compared to 27.3% in the first quarter of 2004.

Due to continued strong consumer demand for our direct channel products, advertising declined as a percentage of direct channel revenues by approximately 5.3% during the first quarter of 2005 compared to the first quarter of 2004. These savings were offset by an increase in consumer financing fees, direct mailing costs and outside ad agency costs. Because our fitness equipment generally requires a substantial investment, over 90% of our direct channel customers use either popular credit cards such as VISA or MasterCard, or take advantage of the private Nautilus card. The number of direct market consumers taking advantage of the private Nautilus card increased as a percentage of direct channel net sales from 55.7% during the first quarter of 2004 to 81.4% in the first quarter of 2005, resulting in an increase in consumer financing fees. The strong consumer demand resulted in an increase in direct mailing costs as we processed more information requests and sales orders. Additionally during the first quarter of 2005 we used the services of an outside ad agency to improve the effectiveness of our overall marketing program.

General and Administrative

General and administrative expenses were $13.4 million in the first quarter of 2005 compared to $7.2 million in the first quarter of 2004, an increase of $6.2 million or 86.2%. As a percentage of net sales, general and administrative expenses were 8.6% in the first quarter of 2005 compared to 5.5% in the first quarter of 2004. The increase in general and administrative expenses is primarily attributable to a number of non-recurring events, including the settlement of the CPSC investigation in the amount of $950,000, a litigation reserve and increased legal fees in preparation of the trademark and patent infringement cases against ICON Health and Fitness (“ICON”). Consistent with our consumer-based business strategy to drive growth while investing in our future, general and administrative costs also increased due to expenses associated with implementing a common information technology platform and hiring and relocating personnel to help drive and manage our growth.

Research and development

Research and development expenses were $2.8 million in the first quarter of 2005 compared to $1.8 million in the first quarter of 2004, an increase of $1.0 million or 54.8%. The increase in research and development expenses is primarily attributable to increased staffing levels to support the innovation component of our consumer driven business strategy. We expect to continue to increase our research and development investment going forward to support our ongoing commitment to a fast pace of innovation.

Royalties

Royalty expenses were $1.5 million in the first quarter of 2005 compared to $2.3 million in the first quarter of 2004, a decrease of $0.8 million or 35.0%. The decrease in our royalty expense is primarily attributable to the expiration of the Bowflex Power Rod resistance technology patent on April 27, 2004, after which time we were no longer obligated to pay royalties related to Bowflex product sales. Our current royalty agreements are based on sales of our TreadClimber and elliptical products.

Operating Income

Operating income was $14.1 million in the first quarter of 2005 compared to $9.8 million in the first quarter of 2004, an increase of $4.3 million or 44.0%. As a percentage of net sales, operating income was 9.0% in the first quarter of 2005 compared to 7.5% in the first quarter of 2004, an improvement of 150 basis points. The improvement in operating income is attributed to improving our gross profit margin from 43.4% in the first quarter of 2004 to 49.1% in the first quarter of 2005, offset by an increase in our operating expenses as a percentage of net sales from 35.9% in the first quarter of 2004 to 40.1% in the first quarter of 2005.

Income Tax Expense

Income tax expense was $5.3 million in the first quarter of 2005 compared to $3.6 million in the first quarter of 2004, an increase of $1.7 million or 45.7%. We expect our income tax expense to fluctuate in line with changes in our income before taxes. The effective income tax rate decreased from 36.0% during the first quarter of 2004 to 35.9% during the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our business primarily from cash generated by our operating activities. During the first quarter of 2005, our operating activities generated $22.2 million in net cash, which contributed to an aggregate $123.3 million balance in cash, cash equivalents and short-term investments. $22.9 million in net cash was generated by our operating activities in the first quarter of 2004.

Net cash provided by investing activities was $2.9 million in the first quarter of 2005 compared with net cash used by investing activities in the first quarter of 2004 of $19.2 million. The largest component of this change was due to short-term investments decreasing by $3.4 million during the first quarter of 2005 compared to increasing by $18.9 million during the first quarter of 2004. Capital expenditures were $2.8 million in the first quarter of 2005 compared to $0.4 million in the first quarter of 2004. Capital expenditures during the first quarter of 2005 consisted of manufacturing equipment to support our new, innovative product offerings and information systems to support the implementation of a unified technology platform. The capital expenditures in 2004 primarily consisted of manufacturing equipment and information systems and related equipment. Additionally during the first quarter of 2005 the Company collected $3.0 million from the sale of a property in Las Vegas that occurred during the third quarter of 2004.

Net cash used in financing activities was $2.9 million in the first quarter of 2005, which can be largely attributed to cash dividends paid of $3.3 million offset by the proceeds from the exercise of stock options of $0.5 million. Net cash used in financing activities was $3.0 million in the first quarter of 2004, which can be attributed to cash dividends paid of $3.3 million offset by the proceeds from the exercise of stock options of $0.2 million.

Working capital was $171.7 million at March 31, 2005 compared to $169.5 million at December 31, 2004. The slight increase in working capital is due to a $4.1 million decline in current liabilities offset by a $2.0 decline in current assets. Accounts receivable decreased by $24.7 million as the result of the collection of year end balances. Inventory increased by $5.8 million in anticipation of several new product launches as well as mitigating the supply chain problems experienced in the specialty retail channel. Prepaid expenses and other current assets decreased by $1.9 million as the result of collecting the other receivable amount associated with the sale of the Las Vegas property that occurred during the third quarter of 2004. Trade payables decreased by $9.4 million due to a slow down in inventory purchases towards the end of the quarter in anticipation of the seasonal slowdown historically experienced during the second quarter. Accrued liabilities increased by $1.3 million primarily as the result of accruing for the CPSC settlement which will be paid during the second quarter. Income taxes payable increased by $4.3 million due to the timing of estimated income tax payments related to the first quarter earnings.

We maintain a $10 million line of credit with a lending institution. The line of credit is secured by certain assets and contains several financial covenants. As of the date of this filing, we are in compliance with the covenants applicable to the line of credit, and there is no outstanding balance under the line. At March 31, 2005 and 2004, the Company had $8.1 million and $5.5 million, respectively in standby letters of credit primarily with Asian vendors reducing the available balance of the $10.0 million line of credit.

We believe our existing cash, cash equivalents and short-term investment balances, cash generated from operations and borrowings available under our line of credit, will be sufficient to meet our capital requirements for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

From time to time, we arrange for leases or other financing sources with third parties to enable certain of our commercial customers to purchase our equipment. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. The purpose of these guarantees is to increase our selling opportunities to commercial customers that would not otherwise be able to obtain affordable financing to purchase our equipment. At March 31, 2005 and 2004, the maximum contingent liability under all recourse provisions was approximately $4.4 million and $4.0 million, respectively. Refer to Note 9 of the Notes to Consolidated Financial Statements for further discussion of the accounting treatment for these arrangements. We expect an increase in these types of arrangements going forward.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as the Company currently utilizes the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and be recognized as expenses in our consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options. We are currently assessing which model we will use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than that currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123R. The effective date of the standard under these new rules for our consolidated financial statements is January 1, 2006. Adoption of FAS 123R will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within the footnotes, as is the Company’s current practice.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks since the filing of our 2004 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2005.

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

FOREIGN EXCHANGE RISK

The Company is exposed to foreign exchange risk from currency fluctuations, mainly in Europe. Given the relative size of the Company’s current foreign operations, the Company does not believe the exposure to changes in applicable foreign currencies to be material, such that it could have a significant impact on our current or near-term financial position, results of operations, or cash flows. Management estimates the maximum impact on stockholders’ equity of a 10% change in any applicable foreign currency to be $1.4 million at March 31, 2005.

INTEREST RATE RISK

The Company has financed its growth through cash generated from operations. At March 31, 2005, the Company had no outstanding borrowings and was not subject to any related interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management does not expect that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In December 2002, the Company filed suit against ICON in the Federal District Court, Western District of Washington (the “District Court”) alleging infringement by ICON of the Company’s Bowflex patents and trademarks. The Company sought injunctive relief, monetary damages and its fees and costs. In October 2003, the District Court dismissed the patent infringement claims. The Company appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) and in November 2003, the Appeals Court overruled the District Court and reinstated the patent infringement claims. The District Court has scheduled a trial on our patent infringement claim against ICON in June 2005.

In July 2003, the District Court ruled in favor of the Company on a motion for preliminary injunction on the issue of trademark infringement and entered an order barring ICON from using the trademark “CrossBow” on any exercise equipment. In its ruling, the District Court concluded that the Company showed “a probability of success on the merits and irreparable injury” on its trademark infringement claim. In August 2003, the Appeals Court granted ICON a temporary stay regarding the motion for a preliminary injunction which enjoined ICON from using the trademark “CrossBow.” This stay allowed ICON to continue using the trademark “CrossBow” until a decision was issued by the Appeals Court. In June 2004, the Appeals Court issued its decision upholding the issuance of an injunction, and preventing ICON from selling exercise equipment using the trademark “CrossBow” pending trial on the trademark issue. No trial date has been established on the trademark claim, but the Company expects trial to be set sometime in 2005.

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

In February 2004, the Company was notified that the CPSC was investigating whether the Company violated the reporting obligations of the Consumer Product Safety Act (the “Act”) in connection with bench and lat tower incidents reported by users of the Bowflex Power Pro with lat tower attachment. Under the Act, the CPSC may assess penalties if it is determined that a product defect was not reported in accordance with the Act. During March 2005, the Company entered into a settlement agreement with the CPSC pursuant to which the Company will pay a civil penalty in the amount of $950,000. The Company entered into the settlement agreement to resolve the CPSC’s claims without the expense and distraction of litigation. By agreeing to this settlement, the Company does not admit any of the allegations set forth by the CPSC, or any fault, liability or statutory or regulatory violation.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document Description

3.1	Amendment to Articles of Incorporation – Incorporated by reference to Exhibit 3.1 to the Company’s form 8-K, as filed with the Commission on March 14, 2005.

10.1	Third Amended and Restated Merchant Agreement dated January 17, 2005, between the Company and Household Bank (SB), N.A. – Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the Commission on January 21, 2005.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUTILUS, INC.

May 9, 2005	By:	/s/ Greggory C. Hammann
Date		Greggory C. Hammann, Chairman, Chief Executive Officer and President (Principal Executive Officer)

May 9, 2005	By:	/s/ William D. Meadowcroft
Date		William D. Meadowcroft, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amendment to Articles of Incorporation – Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, as filed with the Commission on March 14, 2005.

10.1	Third Amended and Restated Merchant Agreement dated January 17, 2005, between the Company and Household Bank (SB), N.A. – Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the Commission on January 21, 2005.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.