Form 10-Q
period 2005-06-30
NAUTILUS, INC.
filed 2005-08-05
CIK 1078207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000-25867

NAUTILUS, INC.

(Exact name of registrant as specified in its charter)

Washington	94-3002667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16400 SE Nautilus Drive

Vancouver, Washington 98683

(Address of principal executive offices)

(Zip Code)

(360) 694-7722

(Registrant’s telephone number, including area code)

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

Yes  ☒    No  ☐

Number of shares of issuer’s common stock outstanding as of July 28, 2005: 33,547,381

NAUTILUS, INC.

JUNE 30, 2005

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NAUTILUS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$64,569	$19,266
Short-term investments	35,780	85,319
Trade receivables (less allowance for doubtful accounts of $2,929 and $3,252 in 2005 and 2004, respectively)	58,841	95,593
Inventories	69,924	49,104
Prepaid expenses and other current assets	12,320	9,427
Short-term notes receivable	2,596	2,503
Deferred tax assets	4,671	4,661

Total current assets	248,701	265,873

PROPERTY, PLANT AND EQUIPMENT, net	53,051	46,350

GOODWILL	32,161	29,755

OTHER ASSETS, net	19,297	17,663

TOTAL ASSETS	$353,210	$359,641

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$49,726	$57,861
Accrued liabilities	23,069	24,703
Income taxes payable	5,670	10,803
Customer deposits	2,811	2,957

Total current liabilities	81,276	96,324

DEFERRED TAX LIABILITIES	6,880	11,081

OTHER NONCURRENT LIABILITIES	1,746	200

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock – authorized, 75,000,000 shares of no par value; issued and outstanding, 33,539,006 and 33,147,758 shares at June 30, 2005 and December 31, 2004, respectively	16,943	10,682
Unearned stock compensation	(1,034)	(1,204)
Retained earnings	244,582	238,474
Accumulated other comprehensive income	2,817	4,084

Total stockholders’ equity	263,308	252,036

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$353,210	$359,641

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
NET SALES	$129,581	$100,179	$285,969	$231,075

COST OF SALES	71,527	50,858	151,142	124,898

Gross profit	58,054	49,321	134,827	106,177

OPERATING EXPENSES:
Selling and marketing	39,977	36,611	84,899	72,353
General and administrative	9,985	7,340	23,421	14,555
Research and development	3,109	1,276	5,912	3,087
Royalties	1,181	1,373	2,655	3,642

Total operating expenses	54,252	46,600	116,887	93,637

OPERATING INCOME	3,802	2,721	17,940	12,540

OTHER INCOME (EXPENSE):
Interest income	798	296	1,315	542
Other, net	460	6	511	(1)

Total other income, net	1,258	302	1,826	541

INCOME BEFORE INCOME TAXES	5,060	3,023	19,766	13,081

INCOME TAX EXPENSE	1,730	1,088	7,007	4,709

NET INCOME	$3,330	$1,935	$12,759	$8,372

BASIC EARNINGS PER SHARE	$0.10	$0.06	$0.38	$0.26

DILUTED EARNINGS PER SHARE	$0.10	$0.06	$0.38	$0.25

Weighted average shares outstanding:
Basic shares outstanding	33,379,202	32,643,942	33,274,244	32,639,157
Diluted shares outstanding	34,249,852	33,423,650	33,917,339	33,326,906

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,759	$8,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,803	5,961
Amortization of unearned stock compensation	170	170
Loss (gain) on sale of property, plant and equipment	(9)	35
Tax benefit of exercise of nonqualified options	1,718	206
Deferred income taxes	(4,224)	669
Changes in assets and liabilities, net of acquisition:
Trade receivables	34,433	28,025
Inventories	(19,103)	3,262
Prepaid expenses and other current assets	(5,599)	737
Trade payables	(7,826)	(9,046)
Accrued liabilities	(1,535)	(9,389)
Income taxes payable	(5,090)	(5,389)
Customer deposits	44	735

Net cash provided by operating activities	12,541	24,348

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(13,102)	(1,895)
Proceeds from sale of property, plant and equipment	2,972	15
Net (increase) decrease in other assets	(399)	42
Acquisition, net of cash acquired	(3,707)	—
Purchases of short-term investments	(49,352)	(46,503)
Proceeds from maturities of short-term investments	98,891	28,631
Net (increase) decrease in notes receivable	(93)	196

Net cash provided by (used in) investing activities	35,210	(19,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid on common stock	(6,651)	(6,528)
Proceeds from exercise of stock options	4,543	1,141

Net cash used in financing activities	(2,108)	(5,387)

Effect of foreign currency exchange rate changes	(340)	(62)

(Continued)

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$45,303	$(615)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,266	21,352

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,569	$20,737

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$14,222	$10,503

SUPPLEMENTAL DISCLOSURE OF OTHER NONCASH INVESTING ACTIVITIES:

Other long term debt issued in conjunction with a business acquisition	$1,591	$—

See notes to consolidated financial statements.	(Concluded	)

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flow for the interim periods presented. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

With one exception, the Company has not recognized compensation expense relating to employee stock options because it has granted options with an exercise price equal to the fair value of the stock on the effective date of grant. In July 2003, certain stock options were granted at an exercise price below current market price on the day of the grant, and thus the Company recognized compensation expense of $85 in the second quarter of 2005 and 2004 and $170 in the first six months of 2005 and 2004. The unearned portion of this stock option grant resides in Stockholders’ Equity in the Consolidated Balance Sheets and will be recognized evenly over the five-year vesting period as compensation expense. The estimated compensation expense for years 2005 through 2007 is $340 per year and for 2008 is $184. If the Company had elected to recognize compensation expense for all options granted using a fair value approach, and therefore determined the compensation based on the value as determined by the Black-Scholes option pricing model, the pro forma net income and earnings per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$3,330	$1,935	$12,759	$8,372
Add: Stock-based employee compensation expense included in reported net income, net of tax	54	54	109	109
Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax	(595)	(601)	(1,173)	(1,324)

Net income, pro forma	$2,789	$1,388	$11,695	$7,157

Basic earnings per share, as reported	$0.10	$0.06	$0.38	$0.26
Basic earnings per share, pro forma	$0.08	$0.04	$0.35	$0.22

Diluted earnings per share, as reported	$0.10	$0.06	$0.38	$0.25
Diluted earnings per share, pro forma	$0.08	$0.04	$0.34	$0.21

The pro forma amounts may not be indicative of the effects on reported net income for future periods due to the effect of options vesting over a period of years, the granting of stock compensation awards in future years and option cancellations associated with employee terminations.

A summary of the Company’s stock option plans for the three months ended June 30, 2005 and 2004 is presented below.

	2005		2004
	Shares	Range of Exercise Prices	Shares	Range of Exercise Prices
Outstanding at March 31	2,713,783	$8.39 - 37.70	2,855,348	$6.07 - 37.70

Granted	76,000	23.36 - 28.66	386,000	15.66 - 15.71
Forfeited or canceled	(32,750)	10.39 - 34.05	(88,500)	10.39 - 37.70
Exercised	(355,468)	8.39 - 23.02	(94,154)	6.07 - 16.06

Outstanding at June 30	2,401,565	$8.39 - 37.70	3,058,694	$6.13 - 37.70

A summary of the Company’s stock option plans for the six months ended June 30, 2005 and 2004 is presented below.

	2005		2004
	Shares	Range of Exercise Prices	Shares	Range of Exercise Prices
Outstanding at January 1	2,748,563	$6.98 - 37.70	2,665,503	$6.07 - 37.70

Granted	214,500	20.73 - 28.66	636,000	13.37 - 15.71
Forfeited or canceled	(170,250)	10.39 - 34.05	(120,030)	10.39 - 37.70
Exercised	(391,248)	6.98 - 23.02	(122,779)	6.07 - 16.06

Outstanding at June 30	2,401,565	$8.39 - 37.70	3,058,694	$6.13 - 37.70

Recent Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which addresses the accounting for share-based payment transactions in which an enterprise receives goods or services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as the Company currently does, using the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and be recognized as expenses in our consolidated statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options. We are currently assessing which model we will use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than that currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period presented.

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

In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS 154 to have a material effect on the Company’s consolidated financial position or results of operations.

Acquisitions – During the second quarter of 2005, the Company acquired substantially all of the assets and assumed certain liabilities of our Canadian distributor Belko Canada, now called Nautilus Fitness Canada for approximately $5.3 million, including $1.6 million in other long-term liabilities, net of cash acquired.

Reclassifications – Certain amounts from 2004 have been reclassified to conform to the 2005 presentation with no effect on previously reported consolidated net income or stockholders’ equity. Specifically, variable rate debt instruments, historically classified as cash and cash equivalents, have been reclassified within the Consolidated Balance Sheets and Consolidated Statements of Cash Flow as short-term investments for the six months ended June 30, 2004. Cash and cash equivalents at June 30, 2004 decreased by $69.2 million while short-term investments increased by the same amount.

2.	INVENTORIES

Inventories consisted of the following:

	June 30, 2005	December 31, 2004
Finished goods	$48,578	$31,170
Work-in-process	1,241	1,104
Parts and components	20,105	16,830

Inventories	$69,924	$49,104

3.	PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment consisted of the following:

	Estimated Useful Life (in years)	June 30, 2005	December 31, 2004
Land	N/A	$2,289	$2,289
Buildings and improvements	7 to 31.5	22,868	22,431
Computer equipment	2 to 5	34,594	32,587
Production equipment	3 to 5	21,476	18,898
Furniture and fixtures	5	1,784	1,713
Automobiles and trucks	7	376	430
Construction in process	N/A	8,000	—

Total property, plant and equipment		91,387	78,348

Accumulated depreciation		(38,336)	(31,998)

Property, plant and equipment, net		$53,051	$46,350

Construction in process consists of capitalizable costs associated with the renovation of the Company’s new world headquarters and implementation of the Company’s new information system that are not yet in service and therefore not yet being depreciated.

4.	GOODWILL AND OTHER ASSETS, net

Other assets consisted of the following:

	Estimated Useful Life (in years)	June 30, 2005	December 31, 2004
Indefinite life trademarks	N/A	$10,465	$10,465
Definite life trademark	20	6,800	6,800
Patents and other assets	1 to 17	4,261	2,356

Total other assets		21,526	19,621

Accumulated amortization - trademarks		(1,927)	(1,777)
Accumulated amortization - patents		(302)	(181)

Other assets, net		$19,297	$17,663

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

Amortization of current and other intangible assets for the three and six months ended June 30, 2005 was $242 and $357, respectively. Amortization of current and other intangible assets for the three and six months ended June 30, 2004 was $96 and $191, respectively. The estimated amortization expense for the next five full succeeding years (2005 through 2009) is $1,063, $1,035, $959, $581, and $460 per year, respectively. Such estimated amortization will change if businesses or portions thereof are either acquired or disposed, or if changes in events or circumstances warrant the revision of estimated useful lives.

5.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2005	December 31, 2004
Payroll	$7,521	$8,581
Warranty	8,434	7,537
Sales return reserve	796	1,785
Other	6,318	6,800

Accrued liabilities	$23,069	$24,703

Warranty costs are estimated based on the Company’s experience and are charged to cost of sales as sales are recognized or as such estimates change. Warranty reserve activity for the six months ended June 30, 2005 and 2004 is as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions*	Balance at End of Period
Warranty reserves:
2005	$7,537	$4,726	$3,829	$8,434
2004	$7,348	$4,782	$2,928	$9,202

*	Deductions represent warranty claims paid out in the form of service costs and/or product replacements.

6.	COMPREHENSIVE INCOME

Comprehensive income and its components are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$3,330	$1,935	$12,759	$8,372
Foreign currency translation adjustments	(673)	(76)	(1,267)	(379)

Comprehensive income	$2,657	$1,859	$11,492	$7,993

Accumulated other comprehensive income for the three and six months ended June 30, 2005 and 2004 is due to the foreign currency translation adjustment to the financial statements of the Company’s foreign subsidiaries.

7.	REPORTABLE SEGMENTS

The Company has predominantly operated in one industry segment: the design, production, marketing and selling of branded health and fitness products sold under the Nautilus, Bowflex, Schwinn Fitness, StairMaster and Trimline brand names. Effective July 7, 2005, the closing date of the Company’s acquisition of DashAmerica, Inc. d/b/a Pearl Izumi USA (“Pearl Izumi”), the Company began operating as two segments, the fitness equipment segment and the fitness apparel segment.

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

The calculation of weighted-average outstanding shares is as follows:

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income	$3,330	33,379,202	$0.10	$1,935	32,643,942	$0.06

Effect of dilutive securities:
Stock options	—	870,650	0.00	—	779,708	0.00

Diluted EPS:
Net income	$3,330	34,249,852	$0.10	$1,935	33,423,650	$0.06

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income	$12,759	33,274,244	$0.38	$8,372	32,639,157	$0.26

Effect of dilutive securities:
Stock options	—	643,095	0.00	—	687,749	(0.01)

Diluted EPS:
Net income	$12,759	33,917,339	$0.38	$8,372	33,326,906	$0.25

Out of 2,401,565 total options outstanding at June 30, 2005, 181,100 and 823,690 options were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2005, respectively, because they would have been antidilutive. Out of 3,058,694 total options outstanding at June 30, 2004, 423,220 and 462,345 options were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2004, respectively, because they would have been antidilutive.

9.	COMMITMENTS AND CONTINGENCIES

Guarantees – From time to time, the Company arranges for commercial leases or other financing sources to enable certain of its commercial customers to purchase the Company’s equipment. While most of these financings are without recourse, in certain cases the Company provides a guarantee or other recourse provisions to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the commercial equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the commercial customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under SFAS No. 5, Accounting for Contingencies, in situations when collection of the lease payments is not probable. At June 30, 2005 and 2004, the maximum contingent liability under all recourse and guarantee provisions, including recourse and guarantee provisions issued prior to January 1, 2003, was approximately $4,600 and $4,000, respectively. As of June 30, 2005 and 2004, lease terms on outstanding commercial customer financing arrangements was between 3 and 7 years. A reserve for estimated losses under recourse provisions of $81 and $210 has been recorded based on historical loss experience and is included in accrued expenses at June 30, 2005 and 2004, respectively. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has also recorded additional liability and corresponding reduction of revenue for the estimated fair value of the Company’s guarantees issued during the period. The fair value of the guarantees was determined based on the estimated risk premium a bank or similar institution would require in order to extend financing to a customer in the absence of a third-party guarantee. This liability is being reduced over the life of each respective guarantee. In most cases if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the commercial customer. It is not practical to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

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

In December 2002, the Company filed suit against ICON Health and Fitness, Inc. (“ICON”) in the Federal District Court, Western District of Washington (the “District Court”) alleging infringement by ICON of the Company’s Bowflex patents and trademarks. The Company sought injunctive relief, monetary damages and its fees and costs. In October 2003, the District Court dismissed the patent infringement claims. The Company appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) and in November 2003, the Appeals Court overruled the District Court and reinstated the patent infringement claims. In May 2005 the District Court dismissed the patent infringement case against ICON. The Company will appeal this case to the Appeals Court, which has previously ruled in favor of Nautilus in two separate appeals on this matter.

In July 2003, the District Court ruled in favor of the Company on a motion for preliminary injunction on the issue of trademark infringement and entered an order barring ICON from using the trademark “CrossBow” on any exercise equipment. In its ruling, the District Court concluded that the Company showed “a probability of success on the merits and irreparable injury” on its trademark infringement claim. In August 2003, the Appeals Court granted ICON a temporary stay regarding the motion for a preliminary injunction which enjoined ICON from using the trademark “CrossBow.” This stay allowed ICON to continue using the trademark “CrossBow” until a decision was issued by the Appeals Court. In June 2004, the Appeals Court issued its decision upholding the issuance of an injunction, and preventing ICON from selling exercise equipment using the trademark “CrossBow” pending trial on the trademark issue. No trial date has been established on the trademark claim, but the Company has asked for trial to be set sometime in 2005 or early 2006.

ICON has been using the term “CrossBar” on certain exercise equipment in response to the litigation regarding its use of “CrossBow.” In July 2004, the Company filed an additional suit against ICON in the District Court alleging that ICON has further infringed on the Bowflex trademark by the use of the “CrossBar” trademark. The Company seeks injunctive relief to prevent the sale of any fitness equipment that bears the trademark “CrossBar” as well as monetary damages. A trial date in that case is set for January 2006.

10.	RELATED-PARTY TRANSACTIONS

The Company incurred royalty expense under an agreement with a stockholder of the Company of $277 and $1,843 for the three and six months ended June 30, 2004, respectively. In addition to the royalty agreement, the stockholder had separately negotiated an agreement dated June 18, 1992, when the Company was privately held, between the stockholder, the Company’s former Chairman and Chief Executive Officer (“former Chairman”), and a former director of the Company. That separate agreement stipulated that annual royalties above $90 would be paid 60% to the stockholder, 20% to the former Chairman and 20% to the former director. Both of these agreements expired in April 2004.

11.	SUBSEQUENT EVENT

On July 7, 2005, the Company completed the acquisition of DashAmerica, Inc. d/b/a Pearl Izumi USA, Inc. for approximately $74.0 million including $5.4 million in assumed debt, net of cash acquired. Because the acquisition occurred after the close of the second quarter of 2005, the financial results of Pearl Izumi have not been included in this Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “could,” “may,” “will,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projections,” “potential,” “continue,” or words of similar import, constitute “forward-looking statements.” Investors are cautioned that all forward-looking statements involve risks and uncertainties, and various factors could cause actual results to differ materially from those in the forward-looking statements. From time to time and in this Form 10-Q, we may make forward-looking statements relating to our financial performance, including the following:

•	Anticipated revenues, expenses and gross margins;

•	Seasonal patterns;

•	Expense as a percentage of revenue;

•	Anticipated earnings;

•	New product introductions; and

•	Future capital expenditures.

Numerous factors could affect our actual results, including the following:

•	The availability of media time and fluctuating advertising rates;

•	A decline in consumer spending due to unfavorable economic conditions;

•	Our ability to effectively develop, market and sell future products;

•	Our ability to get foreign sourced products through customs in a timely manner;

•	Our ability to effectively identify, negotiate and integrate any future strategic acquisitions;

•	Our ability to adequately protect our intellectual property;

•	Introduction of lower priced competing products;

•	Unpredictable events and circumstances relating to our international operations, including our use of foreign manufacturers; and

•	Government regulatory action.

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

EXECUTIVE OVERVIEW

Nautilus, Inc. is a leading marketer, developer and manufacturer of branded health and fitness products sold under such well-known names as Nautilus, Bowflex, Schwinn Fitness, StairMaster, Trimline and Pearl Izumi. Our fitness equipment products are marketed and sold through several sales channels, including:

•	direct-marketing;

•	retail;

•	commercial;

•	specialty retail; and

•	international.

Within our direct-marketing sales channel we market and sell primarily our Bowflex brand utilizing a combination of television commercials, infomercials, response mailings, the Internet, catalog and inbound/outbound call centers.

In the retail sales channel we market and sell a comprehensive line of consumer fitness equipment under the Nautilus, Bowflex, Schwinn Fitness, StairMaster and Trimline brand names through a network of sporting good dealers, distributors and retailers.

We market and sell our Nautilus, Schwinn Fitness, and StairMaster commercial fitness equipment through our sales force and selected dealers to health clubs, government agencies, hotels, corporate fitness centers, colleges, universities and assisted living facilities.

We market and sell a comprehensive line of consumer fitness equipment under the Nautilus, Schwinn Fitness, StairMaster and Bowflex brand names through a network of specialty retailers and independent bike dealers.

Through our international sales channel we market and sell Nautilus, Bowflex, Schwinn Fitness, StairMaster and Trimline brands to geographic locations outside of the Americas using a combination of direct-marketing, our sales force, and a network of specialty and sporting goods dealers, distributors and retailers.

The Company acquired DashAmerica, Inc. d/b/a Pearl Izumi USA (“Pearl Izumi”) on July 7, 2005 for approximately $74.0 million including $5.4 million in assumed debt, net of cash acquired. Pearl Izumi is a provider of fitness apparel and footwear for cyclists, runners and fitness enthusiasts. Our Pearl Izumi apparel products are sold through Company owned retail outlets, sporting good dealers, retailers and independent bike dealers. Because the acquisition occurred after the close of the second quarter of 2005, the financial results of Pearl Izumi have not been included in this Form 10-Q.

Second Quarter 2005 Results

Net sales for the quarter ended June 30, 2005 were $129.6 million, compared to $100.2 million in the same quarter of 2004, an increase of 29.3%. The Company experienced net sales growth of at least eight percent in each of the five sales channels. Gross profit margins were 44.8% during the second quarter of 2005 compared to 49.2% for the same quarter of 2004. Gross margins were pressured by higher inventory carrying costs and transportation related charges due to the launch of several new products during the quarter and in anticipation of new product launches scheduled for the upcoming fitness season. The timing of product introductions gives the Company time to better optimize manufacturing and shipping ahead of the high-volume fitness season.

Operating income in the second quarter of 2005 was $3.8 million, or 2.9% of net sales compared to $2.7 million or 2.7% in the second quarter of 2004. The increase in operating margins despite the decline in gross margin is the result of being able to better leverage selling and marketing expenses to generate greater revenues. The leverage obtained through selling and marketing was partially offset by the continued investment in business and information systems and costs associated with protecting our intellectual property. Consistent with our fast pace of innovation, our research and development expense increased by $1.8 million.

We ended the quarter with cash and short-term investments of $100.3 million of which approximately $68.6 million was used in the stock acquisition of Pearl Izumi. The acquisition of Pearl Izumi will allow the Company to leverage our brands, distribution and marketing into the fast-growing fitness apparel market. In addition, during the second quarter of 2005, the Company acquired substantially all of the assets and assumed certain liabilities of our Canadian distributor, Belko Canada, now called Nautilus Fitness Canada. The acquisition positions the Company for multi-channel sales growth in the Canadian market.

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

Sales Return Reserves

The sales return reserve is maintained based on our historical experience of direct-marketed product return rates during the period in which a customer can return a product for refund of the full purchase price, less shipping and handling in certain instances. All direct marketed products have a six week 100% satisfaction guaranteed return period. We track product returns in order to identify any potential negative customer satisfaction trends. Our return reserve may be sensitive to a change in our customers’ ability to pay during the trial period due to unforeseen economic circumstances and to different product introductions that might fulfill the customers’ needs at a perceived better value. We also provide for estimated sales returns from distributors, retailers and specialty retailers as reductions to revenues and accounts receivable. The estimates are based on historical rates of product returns. Actual returns in any future period are inherently uncertain and thus may differ from the estimates. Any major change in the aforementioned factors may increase sales returns, which could have a significant impact on our financial position, results of operations and cash flows.

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

Intangible Asset Valuation

Currently, intangible assets consist predominantly of the Nautilus, Schwinn Fitness, and StairMaster trademarks, goodwill associated with the acquisition of Schwinn Fitness and Belko Canada and a covenant not to compete associated with the acquisition of Belko Canada. Management estimates affecting these trademark, goodwill and covenant not to compete valuations include determination of useful lives and estimates of future cash flows and fair values to perform an impairment analysis on an annual basis or more frequently if additional circumstances arise. The useful lives assigned by management to the Nautilus, Schwinn Fitness, and StairMaster trademarks are indefinite, 20 years, and indefinite, respectively. Any major change in the useful lives and/or the determination of an impairment associated with the valuation of the aforementioned intangible assets may result in asset value write-downs, which could have a significant impact on our results of operations in the period or periods in which the asset write-down is recorded.

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

STATEMENT OF OPERATIONS DATA – THREE MONTHS ENDED JUNE 30

The following table presents certain consolidated financial data as a percentage of net sales and comparing results for the second quarter of 2005 and 2004:

Statement of Operations Data

(In Thousands)

	Quarter Ended June 30,
	2005	% of net sales	2004	% of net sales	$ change	% change
Net sales	$129,581		$100,179		$29,402	29.3%
Cost of sales	71,527	55.2%	50,858	50.8%	20,669	40.6%

Gross profit	58,054	44.8%	49,321	49.2%	8,733	17.7%

Operating expenses:
Selling and marketing	39,977	30.9%	36,611	36.5%	3,366	9.2%
General and administrative	9,985	7.7%	7,340	7.3%	2,645	36.0%
Research and development	3,109	2.4%	1,276	1.3%	1,833	143.7%
Royalties	1,181	0.9%	1,373	1.4%	(192)	-14.0%

Total operating expenses	54,252	41.9%	46,600	46.5%	7,652	16.4%

Operating income	3,802	2.9%	2,721	2.7%	1,081	39.7%
Interest income	798	0.6%	296	0.3%	502	169.6%
Other income - net	460	0.4%	6	0.0%	454	—

Income before income taxes	5,060	3.9%	3,023	3.0%	2,037	67.4%

Income tax expense	1,730	1.3%	1,088	1.1%	642	59.0%

Net income	$3,330	2.6%	$1,935	1.9%	$1,395	72.1%

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2005 AND 2004

Net Sales

Net sales were $129.6 million in the second quarter of 2005 compared to $100.2 million in the second quarter of 2004, an increase of $29.4 million or 29.3%.

Net sales from the commercial channel were $17.7 million in the second quarter of 2005 compared to $16.4 million in the second quarter of 2004, an increase of $1.3 million or 7.9%. Commercial sales includes sales to health clubs, hotels and living complexes. The increase was primarily attributed to the introduction of the commercial grade TreadClimber during the second quarter of 2005, in addition to continued sales of the Nautilus Commercial Series treadmills that started shipping during the first quarter of 2005.

Net sales from the specialty retail channel were $15.0 million in the second quarter of 2005 compared to $13.1 million in the second quarter of 2004, an increase of $1.9 million or 14.5%. Specialty retail sales include sales to fitness retail stores that typically sell high-end equipment to the end consumer for home use. The increase in net sales was primarily due to improved product availability as the result of better supply chain management. A small but growing portion of the specialty fitness segment is independent bike dealers. In the last few years, these retailers have increased the volume of fitness equipment they sell. As a result, we have increased our presence and recently added dedicated sales staff to focus on this business opportunity.

Net sales from the retail channel were $15.9 million in the second quarter of 2005 compared to $5.2 million in the second quarter of 2004, an increase of $10.7 million or 205.8%. Retail sales include sales to sporting good stores, warehouse clubs, and department stores. The increase in net sales was the result of new products being introduced into the retail channel. As we move into the fall selling season, we expect to have product on the floor in roughly 2,800 outlets of approximately 15 major retail partners. We continue to differentiate our products and programs in partnership with each of our retailers to align with their retail strategy.

Net sales from the direct channel were $69.1 million in the second quarter of 2005 compared to $54.6 million in the second quarter of 2004, an increase of $14.5 million or 26.6%. The direct channel involves sales derived from the internet, catalog and direct response advertising. The increase in direct channel sales was due to increased sales volumes of Bowflex home gyms, TreadClimber products and SelectTech dumbbells. In addition, net sales increased approximately $1.7 million as the result of a price increase in certain Bowflex home gym products that took place in the first quarter of 2005.

Net sales from the international channel were $11.9 million in the second quarter of 2005 compared to $10.9 million in the second quarter of 2004, an increase of $1.0 million or 9.2%. The international channel represents sales outside of the Americas and includes commercial, retail and direct marketing. The increase in net sales was attributed to the formation of new commercial relationships in Australia, New Zealand, Italy, and the United Kingdom.

Gross Profit

Gross profit was $58.1 million in the second quarter of 2005 compared to $49.3 million in the second quarter of 2004, an increase of $8.7 million or 17.7%. Our overall gross profit margin decreased to 44.8% in the second quarter of 2004, compared to 49.2% in the same period a year ago. The decrease in gross profit was attributed to additional inventory carrying costs and higher transportations costs as the result of several new product launches, specifically our new Bowflex Ultimate 2 home gym and the commercial TreadClimber. Additionally, transportation and distribution costs were higher than the prior year due to increased inventory in anticipation of the upcoming fitness season. As in all our product launches, we expect to gain operating efficiency and improved margins as sales ramp up for the new products.

Selling and Marketing

Selling and marketing expense was $40.0 in the second quarter of 2005 compared to $36.6 million in the second quarter of 2004, an increase of $3.4 million or 9.2%. As a percentage of net sales, selling and marketing expense was 30.9% in the second quarter of 2005 compared to 36.5% in the second quarter of 2004.

The decrease in selling and marketing expense as a percentage of net sales was primarily due to efficiencies gained in the Company’s direct marketing efforts. Specifically advertising expense as a percentage of direct channel sales decreased by 7.1%. These gains were partially offset by the fees of an outside ad agency and ongoing market research projects designed to continue improving the effectiveness of the overall marketing program. Similar ad agency and market research expenses were not incurred during the second quarter of 2004. When buying direct, about 99% of people use some form of credit, all of which is non-recourse to Nautilus. For eight years, we have offered a private Nautilus card that opens up a larger addressable market through special financing programs offered by our third party finance partner. During the second quarter of 2005 approximately 67% of direct channel net sales were financed through the third party finance partners, which is consistent with 64% during 2004.

General and Administrative

General and administrative expense was $10.0 million in the second quarter of 2005 compared to $7.3 million in the second quarter of 2004, an increase of $2.7 million or 36.0%. As a percentage of net sales, general and administrative expense was 7.7% in the second quarter of 2005 compared to 7.3% in the second quarter of 2004. The increase in general and administrative expense was primarily attributable to our ongoing investment in information systems as the Company consolidates six information systems into one. The primary drivers of the investments costs are increased consulting fees, software license fees and salaries and wages.

Research and development

Research and development expense was $3.1 million in the second quarter of 2005 compared to $1.3 million in the second quarter of 2004, an increase of $1.8 million or 144%. The increase in research and development expense was primarily attributable to increased staffing levels and prototype costs incurred to support the innovation component of our consumer driven business strategy.

Royalties

Royalty expense was $1.2 million in the second quarter of 2005 compared to $1.4 million in the second quarter of 2004, a decrease of $0.2 million or 14%. The decrease in royalty expense was primarily attributable to the expiration of the Bowflex Power Rod resistance technology patent on April 27, 2004, after which time we were no longer obligated to pay royalties related to Bowflex product sales. Presently, our primary royalty agreements are based on sales of our TreadClimber and elliptical products.

Income Tax Expense

Income tax expense was $1.7 million in the second quarter of 2005 compared to $1.1 million in the second quarter of 2004, an increase of $0.6 million or 59.0%. The increase was primarily due to fluctuations in income before income taxes. The decrease in the effective tax rate from 36.0% to 35.4% was due to the completion of a federal tax audit combined with the permanent reinvestment of earnings of our foreign operations. The Company expects that its effective tax rate will remain near 35.4% for the remainder of 2005.

STATEMENT OF OPERATIONS DATA – SIX MONTHS ENDED JUNE 30

The following table presents certain consolidated financial data as a percentage of net sales and comparing results for the first six months in 2005 and 2004:

Statement of Operations Data

(In Thousands)

	Six Months Ended June 30,
	2005	% of net sales	2004	% of Net Sales	$ change	% change
Net sales	$285,969		$231,075		$54,894	23.8%
Cost of sales	151,142	52.9%	124,898	54.1%	26,244	21.0%

Gross profit	134,827	47.1%	106,177	45.9%	28,650	27.0%

Operating expenses:
Selling and marketing	84,899	29.7%	72,353	31.3%	12,546	17.3%
General and administrative	23,421	8.2%	14,555	6.3%	8,866	60.9%
Research and development	5,912	2.1%	3,087	1.3%	2,825	91.5%
Royalties	2,655	0.9%	3,642	1.6%	(987)	-27.1%

Total operating expenses	116,887	40.9%	93,637	40.5%	23,250	24.8%

Operating income	17,940	6.3%	12,540	5.4%	5,400	43.1%
Interest income	1,315	0.5%	542	0.2%	773	142.6%
Other income (expense) - net	511	0.2%	(1)	0.0%	512	—

Income before income taxes	19,766	6.9%	13,081	5.7%	6,685	51.1%

Income tax expense	7,007	2.5%	4,709	2.0%	2,298	48.8%

Net income	$12,759	4.5%	$8,372	3.6%	$4,387	52.4%

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Net Sales

Net sales were $286.0 million in the first six months of 2005 compared to $231.1 million in the first six months of 2004, an increase of $54.9 million or 23.8%.

Net sales from the commercial channel were $34.9 million in the first six months of 2005 compared to $31.5 million in the first six months of 2004, an increase of $3.4 million or 10.8%. The increase in commercial sales was primarily attributed to the introduction of the commercial grade TreadClimber during the second quarter of 2005, in addition to continued sales of the Nautilus Commercial Series treadmills that started shipping during the first quarter of 2005.

Net sales from the specialty retail channel were $35.0 million in the first six months of 2005 compared to $35.1 million in the first six months of 2004, a decrease of $0.1 million or 0.3%. The decrease was attributable to product supply constraints that started during the fourth quarter of 2004 and continued through the first quarter of 2005.

Net sales from the retail channel were $37.1 million in the first six months of 2005 compared to $24.3 million in the first six months of 2004, an increase of $12.8 million or 52.7%. The increase in retail sales was largely the result of new products being introduced into the retail channel. The increase was also due to gaining additional retail customers as well as expanding the number of products offered at existing customer locations.

Net sales from the direct channel were $154.0 million in the first six months of 2005 compared to $117.8 million in the first six months of 2004, an increase of $36.2 million or 30.7%. The increase in direct channel sales was due to increased sales volumes of Bowflex home gyms, TreadClimber products and SelectTech dumbbells. In addition net sales increased approximately $1.7 million as the result of a price increase in certain Bowflex home gym products that took place in the first quarter of 2005. The increase was also due to new advertising, better ad placement and format mix, and new promotions such as a cross-merchandising program with a major retail partner.

Net sales from the international channel were $25.0 million in the first six months of 2005 compared to $22.4 million in the first six months of 2004, an increase of $2.6 million or 11.6%. The increase in net sales was primarily attributed to increased sales volumes of commercial products including sales to Australia and New Zealand.

Gross Profit

Gross profit was $134.8 million in the first six months of 2005 compared to $106.2 million in the first six months of 2004, an increase of $28.7 million or 27.0%. Our overall gross profit margin increased to 47.1% in the first six months of 2004, compared to 45.9% in the same period a year ago. During the first six months of 2004 the Company incurred additional warranty and product safety reinforcement related costs associated with doubling of the Bowflex Power Pro warranty and greater than anticipated customer response for the Bowflex Power Pro reinforcement kit. Similar expenses were not incurred during the first six months of 2005, resulting in increased gross margins. Gross profit margin also increased as a result of an increase in the percentage of total sales coming from the direct channel, which represented approximately 53.8% of net sales during the first six months of 2005 compared to 50.1% during the first six months of 2004.

Selling and Marketing

Selling and marketing expense was $84.9 million in the first six months of 2005 compared to $72.4 million in the first six months of 2004, an increase of $12.5 million or 17.3%. As a percentage of net sales, selling and marketing expense was 29.7% in the first six months of 2005 compared to 31.3% in the first six months of 2004.

The decrease in selling and marketing expense as a percentage of net sales was primarily due to efficiencies gained in the Company’s direct marketing efforts. Specifically, advertising expense as a percentage of direct channel sales decreased by 6.0%. These gains were partially offset by the fees of an outside ad agency and ongoing market research projects designed to continue improving the effectiveness of the overall marketing program. Similar ad agency and market research expenses were not incurred during the first six months of 2004.

General and Administrative

General and administrative expense was $23.4 million in the first six months of 2005 compared to $14.6 million in the first six months of 2004, an increase of $8.9 million or 60.9%. As a percentage of net sales, general and administrative expense was 8.2% in the first six months of 2005 compared to 6.3% in the first six months of 2004. The increase in general and administrative expense was primarily attributable to increased legal fees in preparation of the trademark and patent infringement cases against ICON. The first quarter of 2005 also included a payment of a civil penalty in the amount of $950,000 to the Consumer Product Safety Commission. Consistent with our consumer-based business strategy to drive growth while investing in our future, general and administrative costs also increased due to expenses associated with consolidating six information systems into one. The primary drivers of the information systems costs were increased consulting fees, software license fees and wages. In addition general and administrative costs have increased as the result of hiring and relocating personnel to help drive and manage our growth.

Research and development

Research and development expense was $5.9 million in the first six months of 2005 compared to $3.1 million in the first six months of 2004, an increase of $2.8 million or 91.5%. The increase in research and development expense was primarily attributable to increased staffing levels and prototype costs incurred to support the innovation component of our consumer driven business strategy.

Royalties

Royalty expense was $2.7 million in the first six months of 2005 compared to $3.6 million in the first six months of 2004, a decrease of $0.9 million or 27.1%. The decrease in royalty expense was primarily attributable to the expiration of the Bowflex Power Rod resistance technology patent on April 27, 2004, after which time we were no longer obligated to pay royalties related to Bowflex product sales. Presently, our primary royalty agreements are based on sales of our TreadClimber and elliptical products.

Income Tax Expense

Income tax expense was $7.0 million in the first six months of 2005 compared to $4.7 million in the first six months of 2004, an increase of $2.3 million or 48.8%. The increase was attributable to fluctuations in income before income taxes. The decrease in the effective tax rate from 36.0% to 35.4% was due to the completion of a federal tax audit combined with the permanent reinvestment of the earnings of our foreign operations. The Company expects that its effective tax rate will remain near 35.4% for the remainder of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our business primarily from cash generated by our operating activities. During the first six months of 2005, our operating activities generated $12.5 million in net cash, which contributed to an aggregate $100.3 million balance in cash, cash equivalents and short-term investments. $24.3 million in net cash was generated by our operating activities in the first six months of 2004.

Net cash provided by investing activities was $35.2 million in the first six months of 2005 compared with net cash used by investing activities in the first six months of 2004 of $19.5 million. The largest component of this change was due to the liquidation of short-term investments in the amount of $49.5 million during 2005 in anticipation of the closing of the Pearl Izumi acquisition early in the third quarter of 2005. Capital expenditures were $13.1 million in the first six months of 2005 compared to $1.9 million in the first six months of 2004. Capital expenditures during the first six months of 2005 consisted of manufacturing equipment to support our new product offerings, information systems to support the implementation of a unified technology platform and renovation costs associated with our new world headquarters. The capital expenditures in the first six months of 2004 primarily consisted of manufacturing equipment and information systems and related equipment. During the second quarter of 2005, the Company acquired substantially all of the assets and assumed certain liabilities of our Canadian distributor Belko Canada, (now called Nautilus Fitness Canada), for approximately $5.3 million, including $1.6 million in other long-term liabilities, net of cash acquired. In addition during the first quarter of 2005, the Company collected $3.0 million from the sale of a property in Las Vegas that occurred during the third quarter of 2004.

Net cash used in financing activities was $2.1 million in the first six months of 2005, which can be largely attributed to cash dividends paid of $6.7 million offset by the proceeds from the exercise of stock options of $4.5 million. Net cash used in financing activities was $5.4 million in the first six months of 2004, which can be attributed to cash dividends paid of $6.5 million offset by the proceeds from the exercise of stock options of $1.1 million. The Board of Directors declared a quarterly dividend of $0.10 per common share, payable June 10, 2005, to stockholders of record as of May 20, 2005.

Working capital was $167.4 million at June 30, 2005 compared to $169.5 million at December 31, 2004. The slight decrease in working capital is the result of a $17.2 million decrease in current assets offset by a $15.0 million decrease in current liabilities. The decrease in current assets was attributable to a $20.8 million increase in inventory in anticipation of several new product launches and the upcoming high volume fitness season offset by a decrease in accounts receivable of $36.8 million as the result of the collection of year end balances and the seasonal slowdown historically experienced during the second quarter. The decrease in current liabilities was attributable to an $8.1 million decrease in trade payables due to the timing of inventory purchases during the second quarter of 2005 as compared to the fourth quarter of 2004. Income taxes payable decreased by $5.1 million due to the timing of estimated federal income tax payments.

We maintain a $10 million line of credit with a lending institution. The line of credit is secured by certain assets and contains several financial covenants. As of the date of this filing, we are in compliance with the covenants applicable to the line of credit, and there is no outstanding balance under the line. At June 30, 2005, the Company had $8.7 million in outstanding standby letters of credit primarily with manufacturing vendors reducing the available balance of the $10.0 million line of credit.

The Company issued a $1.5 million non-interest bearing promissory note as part of the purchase price in the Belko Canada acquisition. The note matures on May 1, 2008.

We believe our existing cash equivalents and short-term investment balances, cash generated from operations and borrowings available under our line of credit, will be sufficient to meet our working capital requirements for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

From time to time, we arrange for leases or other financing sources with third parties to enable certain of our commercial customers to purchase our equipment. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. The purpose of these guarantees is to increase our selling opportunities to commercial customers that would not otherwise be able to obtain affordable financing to purchase our equipment. At June 30, 2005 and 2004, the maximum contingent liability under all recourse provisions was approximately $4.6 million and $4.0 million, respectively. Refer to Note 9 of the Notes to Consolidated Financial Statements for further discussion of the accounting treatment for these arrangements. We expect an increase in these types of arrangements going forward.

INFLATION AND PRICE CHANGES

Although we cannot accurately anticipate the effect of inflation on our operations, with the exception of transportation costs discussed below, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our financial position, results of operations or cash flows. However, increases in inflation over historical levels or uncertainty in the general economy could decrease discretionary consumer spending for products like ours.

During 2005, we experienced increases in transportation costs. We expect that to the extent such costs continue to increase; our gross margins in 2005 will continue to be negatively impacted by transportation costs. Effective August 1, 2005, we will be implementing a transportation surcharge passing some of the cost increases to the end customer.

Approximately $1.7 million of the increase in net sales from the direct sales channel during the second quarter of 2005 is attributable to price increases associated with certain Bowflex home gym product and the related shipping revenue.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which addresses the accounting for share-based payment transactions in which an enterprise receives goods or services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as the Company currently does, using the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and be recognized as expenses in our consolidated statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options. We are currently assessing which model we will use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than that currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period presented.

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

In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS 154 to have a material effect on the Company’s consolidated financial position or results of operations.

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

FOREIGN EXCHANGE RISK

The Company is exposed to foreign exchange risk from currency fluctuations, mainly in Europe and Canada. Given the relative size of the Company’s current foreign operations, the Company does not believe the exposure to changes in applicable foreign currencies to be material, such that it could have a significant impact on our current or near-term financial position, results of operations, or cash flows. Management estimates the maximum impact on stockholders’ equity of a 10% change in any applicable foreign currency to be $1.6 million at June 30, 2005.

A significant portion of the Company’s inventory is sourced from Chinese vendors and payable in United States dollars. On July 21, 2005 the Chinese government took the first steps to deregulate the Yuan currency by no longer indexing the currency to the United States dollar. Management estimates that a 10% change in the Yuan exchange rate would have impacted the Company’s purchasing power by approximately $4 million during the quarter ended June 30, 2005.

INTEREST RATE RISK

The Company has financed its growth through cash generated from operations. At June 30, 2005, the Company had no outstanding borrowings against the line of credit and was not subject to any related interest rate risk.

The Company issued a $1.5 million non-interest bearing promissory note as part of the purchase price in the Belko Canada acquisition. The note matures May 1, 2008. Changes in the imputed interest on the note payable would not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our second fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In December 2002, the Company filed suit against ICON Health and Fitness, Inc. (“ICON”) in the Federal District Court, Western District of Washington (the “District Court”) alleging infringement by ICON of the Company’s Bowflex patents and trademarks. The Company sought injunctive relief, monetary damages and its fees and costs. In October 2003, the District Court dismissed the patent infringement claims. The Company appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) and in November 2003, the Appeals Court overruled the District Court and reinstated the patent infringement claims. In May 2005, the District Court dismissed the patent infringement case against ICON. The Company will appeal this case to the Appeals Court, which has previously ruled in favor of Nautilus in two separate appeals on this matter.

In July 2003, the District Court ruled in favor of the Company on a motion for preliminary injunction on the issue of trademark infringement and entered an order barring ICON from using the trademark “CrossBow” on any exercise equipment. In its ruling, the District Court concluded that the Company showed “a probability of success on the merits and irreparable injury” on its trademark infringement claim. In August 2003, the Appeals Court granted ICON a temporary stay regarding the motion for a preliminary injunction which enjoined ICON from using the trademark “CrossBow.” This stay allowed ICON to continue using the trademark “CrossBow” until a decision was issued by the Appeals Court. In June 2004, the Appeals Court issued its decision upholding the issuance of an injunction, and preventing ICON from selling exercise equipment using the trademark “CrossBow” pending trial on the trademark issue. No trial date has been established on the trademark claim, but the Company has asked for trial to be set sometime in 2005 or early 2006.

ICON has been using the term “CrossBar” on certain exercise equipment in response to the litigation regarding its use of “CrossBow.” In July 2004, the Company filed an additional suit against ICON in the District Court alleging that ICON has further infringed on the Bowflex trademark by the use of the “CrossBar” trademark. The Company seeks injunctive relief to prevent the sale of any fitness equipment that bears the trademark “CrossBar” as well as monetary damages. A trial date in that case is set for January 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Nautilus, Inc. was held on June 6, 2005, at which the following actions were taken:

1.	The shareholders elected an eight-person board of directors. The eight directors elected, together with the voting results for such directors, were as follows:

Name	For	Withheld
Peter A. Allen	27,441,896	1,018,266
Robert S. Falcone	27,563,295	896,867
Greggory C. Hammann	27,512,603	947,559
Frederick T. Hull	27,443,446	1,016,716
Donald W. Keeble	27,554,602	905,560
Paul F. Little	21,332,821	7,127,341
Diane L. Neal	27,440,913	1,059,249
James M. Weber	27,444,446	1,015,716

2.	The shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for 2005. The voting results were as follows:

	For	Against	Abstain
Deloitte & Touche LLP	28,411,195	33,964	15,003

3.	The shareholders approved and adopted the Nautilus, Inc. 2005 Long Term Incentive Plan. The voting results were as follows:

	For	Against	Abstain
Nautilus, Inc. Long Term Incentive Plan	14,481,602	5,121,732	28,741

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document Description

2.1	Agreement and Plan of Merger dated as of June 17, 2005 by and among Nautilus, DashAmerica, Inc. d/b/a Pearl Izumi USA, PI Acquisition Company, Inc, and DAI Escrow Holdings – Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K, as filed with the Commission on July 13, 2005.

10.1	Executive Employment Agreement dated March 31, 2005, by and between the Company and William D. Meadowcroft – Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K/A, as filed with the Commission on April 6, 2005.

10.2	2005 Bonus Plan and 2005 Compensation of Executive Officers – Incorporated by reference to the Company’s Form 8-K, as filed with the Commission on April 1, 2005.

10.3	Non-Employee Director Compensation for 2005 – Incorporated by reference to the Company’s Form 8-K, as filed with the Commission on June 10, 2005.

10.4	Nautilus, Inc. 2005 Long Term Incentive Plan – Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the Commission on June 10, 2005.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUTILUS, INC.

August 5, 2005	By:	/s/ Greggory C. Hammann
Date		Greggory C. Hammann, Chairman, Chief Executive Officer and President (Principal Executive Officer)

August 5, 2005	By:	/s/ William D. Meadowcroft
Date		William D. Meadowcroft, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of June 17, 2005 by and among Nautilus, DashAmerica, Inc. d/b/a Pearl Izumi USA, PI Acquisition Company, Inc, and DAI Escrow Holdings – Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K, as filed with the Commission on July 13, 2005.

10.1	Executive Employment Agreement dated March 31, 2005, by and between the Company and William D. Meadowcroft – Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K/A, as filed with the Commission on April 6, 2005.

10.2	2005 Bonus Plan and 2005 Compensation of Executive Officers – Incorporated by reference to the Company’s Form 8-K, as filed with the Commission on April 1, 2005.

10.3	Non-Employee Director Compensation for 2005 – Incorporated by reference to the Company’s Form 8-K, as filed with the Commission on June 10, 2005.

10.4	Nautilus, Inc. 2005 Long Term Incentive Plan – Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed with the Commission on June 10, 2005.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.