Form 10-Q
period 2005-09-30
NAUTILUS, INC.
filed 2005-11-09
CIK 1078207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-31321

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of issuer’s common stock outstanding as of November 7, 2005: 33,417,511

NAUTILUS, INC.

SEPTEMBER 30, 2005

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NAUTILUS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,430	$19,266
Short-term investments	—	85,319
Trade receivables (less allowance for doubtful accounts of $3,520 and $3,252 in 2005 and 2004, respectively)	92,202	95,593
Inventories	83,913	49,104
Prepaid expenses and other current assets	14,158	9,427
Short-term notes receivable	2,396	2,503
Deferred tax assets	5,405	4,661

Total current assets	205,504	265,873

PROPERTY, PLANT AND EQUIPMENT, net	61,401	46,350

GOODWILL	56,629	29,755

OTHER ASSETS, net	45,373	17,663

TOTAL ASSETS	$368,907	$359,641

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$58,369	$57,861
Accrued liabilities	24,161	24,703
Income taxes payable	950	10,803
Customer deposits	3,309	2,957
Current portion of long term debt	900	—

Total current liabilities	87,689	96,324

DEFERRED TAX LIABILITIES	10,216	11,081

OTHER NONCURRENT LIABILITIES	200	200

LONG-TERM DEBT	5,605	—

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock – authorized, 75,000,000 shares of no par value; issued and outstanding, 33,413,511 and 33,147,758 shares at September 30, 2005 and December 31, 2004, respectively	13,609	10,682
Unearned stock compensation	(949)	(1,204)
Retained earnings	249,494	238,474
Accumulated other comprehensive income	3,043	4,084

Total stockholders’ equity	265,197	252,036

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$368,907	$359,641

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
NET SALES	$163,308	$123,182	$449,277	$354,257
COST OF SALES	91,022	64,577	242,164	189,475

Gross profit	72,286	58,605	207,113	164,782
OPERATING EXPENSES:
Selling and marketing	44,526	38,039	129,425	110,392
General and administrative	11,146	6,540	34,567	21,095
Research and development	2,856	1,697	8,768	4,784
Royalties	1,297	1,051	3,952	4,693

Total operating expenses	59,825	47,327	176,712	140,964

OPERATING INCOME	12,461	11,278	30,401	23,818
OTHER INCOME (EXPENSE):
Interest income	145	371	1,460	913
Other, net	31	(1)	542	(2)

Total other income, net	176	370	2,002	911

INCOME BEFORE INCOME TAXES	12,637	11,648	32,403	24,729
INCOME TAX EXPENSE	4,366	4,193	11,373	8,902

NET INCOME	$8,271	$7,455	$21,030	$15,827

BASIC EARNINGS PER SHARE	$0.25	$0.23	$0.63	$0.48
DILUTED EARNINGS PER SHARE	$0.24	$0.22	$0.62	$0.47
Weighted average shares outstanding:
Basic shares outstanding	33,549,008	32,662,043	33,366,839	32,675,273
Diluted shares outstanding	34,364,768	33,620,578	34,089,907	33,398,357

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,030	$15,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,066	9,245
Amortization of unearned stock compensation	255	255
Amortization of discount on long-term debt	12	—
Loss (gain) on sale of property, plant and equipment	15	(1,774)
Tax benefit of exercise of nonqualified options	1,942	315
Deferred income taxes	2,032	748
Changes in assets and liabilities, net of acquisition:
Trade receivables	8,935	15,426
Inventories	(21,035)	10,382
Prepaid expenses and other current assets	(7,064)	(1,291)
Trade payables	(617)	(2,047)
Accrued liabilities	(2,812)	(1,487)
Income taxes payable	(7,651)	(8,316)
Customer deposits	542	1,213

Net cash provided by operating activities	6,650	38,496

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(23,210)	(4,049)
Proceeds from sale of property, plant and equipment	2,972	649
Net (increase) decrease in other assets	(306)	180
Acquisitions, net of cash acquired	(73,688)	—
Purchases of short-term investments	(49,352)	(93,026)
Proceeds from maturities of short-term investments	134,671	61,469
Net decrease in notes receivable	107	138

Net cash used in investing activities	(8,806)	(34,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(89)	—
Cash dividends paid on common stock	(10,010)	(9,802)
Stock repurchases	(4,580)	—
Proceeds from exercise of stock options	5,565	1,827

Net cash used in financing activities	(9,114)	(7,975)

Effect of foreign currency exchange rate changes	(566)	(140)

		(Continued )

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(11,836)	$(4,258)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,266	21,352

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,430	$17,094

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$14,461	$9,252

Cash paid for interest	$55	$—

Receivable issued as part of the sale of land	$—	$2,331

SUPPLEMENTAL DISCLOSURE OF OTHER NONCASH INVESTING ACTIVITIES:
Promissory notes issued or assumed in conjunction with business acquisitions	$6,854	$—

See notes to consolidated financial statements.		(Concluded	)

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

The financial information included herein reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flow for the interim periods presented. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Consolidation – The consolidated financial statements include Nautilus, Inc. and its wholly-owned subsidiaries (collectively the “Company”). All intercompany transactions and balances have been eliminated.

Use of Accounting Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates included in the preparation of the consolidated financial statements are related to revenue recognition, stock-based compensation, warranty reserves, legal reserves, sales return reserves, the allowance for doubtful accounts, inventory valuation, intangible asset valuation, and income tax provision.

Stock-Based Compensation – The Company measures compensation expense for its stock-based employee compensation plans using the method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company provides pro forma disclosures of net income and earnings per share as if the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense.

With one exception, the Company has not recognized compensation expense relating to employee stock options because it has granted options with an exercise price equal to the fair value of the stock on the effective date of grant. In July 2003, certain stock options were granted at an exercise price below current market price on the day of the grant, and thus the Company recognized compensation expense of $85 in the third quarter of 2005 and 2004 and $255 in the first nine months of 2005 and 2004. The unearned portion of this stock option grant resides in Stockholders’ Equity in the Consolidated Balance Sheets and will be recognized evenly over the five-year vesting period as compensation expense. The estimated compensation expense for years 2005 through 2007 is $340 per year and for 2008 is $184. If the Company had elected to recognize compensation expense for all options granted using a fair value approach, and therefore determined the compensation based on the value as determined by the Black-Scholes option pricing model, the pro forma net income and earnings per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$8,271	$7,455	$21,030	$15,827
Add: Stock-based employee compensation expense included in reported net income, net of tax	55	54	165	163
Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax	(664)	(327)	(1,837)	(1,651)

Net income, pro forma	$7,662	$7,182	$19,358	$14,339

Basic earnings per share, as reported	$0.25	$0.23	$0.63	$0.48
Basic earnings per share, pro forma	$0.23	$0.22	$0.58	$0.44
Diluted earnings per share, as reported	$0.24	$0.22	$0.62	$0.47
Diluted earnings per share, pro forma	$0.22	$0.21	$0.57	$0.43

The pro forma amounts may not be indicative of the effects on reported net income for future periods due to the effect of options vesting over a period of years, the granting of stock compensation awards in future years and option cancellations associated with employee terminations.

A summary of the Company’s stock option plans for the three months ended September 30, 2005 and 2004 is presented below.

	2005		2004
	Shares	Range of Exercise Prices	Shares	Range of Exercise Prices
Outstanding at July 1	2,401,565	$8.39 - 37.70	3,058,694	$6.07 -37.70
Granted	98,000	23.84 - 28.95	100,500	13.37 - 22.05
Forfeited or canceled	(32,750)	23.15 - 34.05	(427,125)	10.39 - 37.70
Exercised	(67,305)	10.39 - 24.28	(51,139)	6.07 - 16.17

Outstanding at September 30	2,399,510	$8.39 - 37.70	2,680,930	$6.13 - 37.70

A summary of the Company’s stock option plans for the nine months ended September 30, 2005 and 2004 is presented below.

	2005		2004
	Shares	Range of Exercise Prices	Shares	Range of Exercise Prices
Outstanding at January 1	2,748,563	$6.98 - 37.70	2,665,503	$6.07 - 37.70
Granted	312,500	20.73 - 28.95	736,500	13.37 - 22.05
Forfeited or canceled	(203,000)	10.39 - 34.05	(547,155)	10.39 - 37.70
Exercised	(458,553)	6.98 - 24.28	(173,918)	6.07 - 16.17

Outstanding at September 30	2,399,510	$8.39 - 37.70	2,680,930	$6.13 - 37.70

Recent Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which an enterprise receives goods or services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as the Company currently does, using the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and be recognized as expenses in our consolidated statements of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options. We are currently assessing which model we will use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than that currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would reflect compensation expense for all unvested stock options and restricted stock beginning with the first period presented.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R. The effective date of the standard under these new rules for our consolidated financial statements is January 1, 2006. Adoption of SFAS 123R will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants rather than disclose the impact on our consolidated net income within the footnotes, as is the Company’s current practice.

Acquisitions – On July 7, 2005, the Company acquired DashAmerica, Inc. d/b/a Pearl Izumi USA (“Pearl Izumi”) for approximately $69,995 including acquisition costs, net of cash acquired, plus $5,300 in assumed debt. Pearl Izumi is a provider of fitness apparel and footwear for cyclists, runners and fitness enthusiasts. Pearl Izumi was acquired to enhance the Company’s current product portfolio by offering high quality branded fitness apparel. The results of operations subsequent to the date of the Pearl Izumi acquisition are included in the consolidated financial statements of the Company.

The total cost of the Pearl Izumi acquisition has been allocated to the assets acquired and liabilities assumed as follows:

Trade receivables	7,855
Inventories	11,928
Prepaid and other current assets	5,879
Property, plant and equipment	1,835
Trade name (indefinite life)	20,700
Customer base (eight year life)	3,400
Developed technology (four year life)	2,400
In process research and development	200
Other assets	248
Goodwill	24,350
Current liabilities assumed	(3,537)
Long-term debt	(5,263)

Total acquisition cost	$69,995

The unaudited pro forma financial information below for the three and nine months ended September 30, 2005 and 2004 was prepared as if the transaction involving the acquisition of Pearl Izumi had occurred at the beginning of the period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$163,308	$136,714	$479,909	$394,274
Net income	$8,271	$8,077	$23,019	$18,322
Basic earnings per share	$0.25	$0.25	$0.69	$0.56
Diluted earnings per share	$0.24	$0.24	$0.68	$0.55

The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the period, nor does it purport to indicate the results of future operations of the Company.

Reclassifications – Certain amounts from 2004 have been reclassified to conform to the 2005 presentation with no effect on previously reported consolidated net income or stockholders’ equity. Specifically, variable rate debt instruments, historically classified as cash and cash equivalents, have been reclassified within the Consolidated Statements of Cash Flow as short-term investments for the nine months ended September 30, 2004. Cash and cash equivalents at September 30, 2004 decreased by $82,800 million while short-term investments increased by the same amount.

2.	INVENTORIES

Inventories consisted of the following:

	September 30, 2005	December 31, 2004
Finished goods	$58,027	$31,170
Work-in-process	1,522	1,104
Parts and components	24,364	16,830

Inventories	$83,913	$49,104

3.	PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment consisted of the following:

	Estimated Useful Life (in years)	September 30, 2005	December 31, 2004
Land	N/A	$2,289	$2,289
Buildings and improvements	7 to 31.5	29,308	22,431
Computer equipment	2 to 5	35,516	32,587
Production equipment	3 to 5	24,815	18,898
Furniture and fixtures	5	4,074	1,713
Automobiles and trucks	7	257	430
Construction in process	N/A	5,946	—

Total property, plant and equipment		102,205	78,348
Accumulated depreciation		(40,804)	(31,998)

Property, plant and equipment, net		$61,401	$46,350

Construction in process consists of capitalizable costs associated with the renovation of the Company’s new world headquarters and implementation of the Company’s new information system that are not yet in service and therefore not yet being depreciated.

4.	GOODWILL AND OTHER ASSETS, net

Other assets consisted of the following:

	Estimated Useful Life (in years)	September 30, 2005	December 31, 2004
Indefinite life trademarks	N/A	$31,165	$10,465
Definite life trademark	20	6,800	6,800
Patents	1 to 17	1,522	1,567
Other assets		8,583	789

Total other assets		48,070	19,621
Accumulated amortization
Trademarks		(2,012)	(1,777)
Patents		(216)	(181)
Other		(469)	—

Other assets, net		$45,373	$17,663

Amortization of current and other intangible assets for the three and nine months ended September 30, 2005 was $593 and $950, respectively. Amortization of current and other intangible assets for the three and nine months ended September 30, 2004 was $95 and $286, respectively. The estimated amortization expense for the next five full succeeding years (2005 through 2009) is $1,509, $2,086, $1,984, $1,648, and $1,181 per year, respectively. Such estimated amortization will change if businesses or portions thereof are either acquired or disposed, or if changes in events or circumstances warrant the revision of estimated useful lives.

As the result of the acquisition of Pearl Izumi during the third quarter of 2005 and Belko Canada during the second quarter of 2005, goodwill increased during the nine months ended September 30, 2005 by $24,350 and $2,524, respectively. At September 30, 2005 the fitness equipment and fitness apparel segment’s goodwill totaled $32,279 and $24,350, respectively.

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

5.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2005	December 31, 2004
Payroll	$6,893	$8,581
Warranty	8,362	7,537
Sales return reserve	1,052	1,785
Other	7,854	6,800

Accrued liabilities	$24,161	$24,703

Warranty costs are estimated based on the Company’s experience and are charged to cost of sales as sales are recognized or as such estimates change. Warranty reserve activity for the nine months ended September 30, 2005 and 2004 is as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions*	Balance at End of Period
Warranty reserves:
2005	$7,537	$6,442	$5,617	$8,362
2004	$7,348	$6,585	$4,488	$9,445

*	Deductions represent warranty claims paid out in the form of service costs and/or product replacements.

6.	COMPREHENSIVE INCOME

Comprehensive income and its components are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$8,271	$7,455	$21,030	$15,827
Foreign currency translation adjustments	226	121	(1,041)	(258)

Comprehensive income	$8,497	$7,576	$19,989	$15,569

Comprehensive income for the three and nine months ended September 30, 2005 and 2004 is due to the foreign currency translation adjustment to the financial statements of the Company’s foreign subsidiaries.

7.	REPORTABLE SEGMENTS

Effective July 7, 2005, the closing date of the Company’s acquisition of Pearl Izumi, the Company began operating as two reportable segments, the fitness equipment segment and the fitness apparel segment.

The fitness equipment segment is responsible for the design, production, marketing and selling of branded health and fitness products sold under the Nautilus, Bowflex, Schwinn Fitness, StairMaster and Trimline brand names. The fitness apparel segment is responsible for the design, production, marketing and selling of branded apparel products currently sold under the Pearl Izumi brand name.

The following table presents selected information about the Company’s two reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales:
Fitness equipment	$148,173	$123,182	$434,142	$354,257
Fitness apparel	15,135	—	15,135	—

Total	$163,308	$123,182	$449,277	$354,257

Gross profit:
Fitness equipment	$65,262	$58,605	$200,089	$164,782
Fitness apparel	7,024	—	7,024	—

Total	$72,286	$58,605	$207,113	$164,782

	September 30, 2005	December 31, 2004
Segment assets:
Fitness equipment	$295,535	$359,641
Fitness apparel	73,372	—

Total	$368,907	$359,641

8.	EARNINGS PER SHARE

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

The calculation of weighted-average outstanding shares is as follows:

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income	$8,271	33,549,008	$0.25	$7,455	32,662,043	$0.23
Effect of dilutive securities:
Stock options	—	815,760	(0.01)	—	958,535	(0.01)

Diluted EPS:
Net income	$8,271	34,364,768	$0.24	$7,455	33,620,578	$0.22

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income	$21,030	33,366,839	$0.63	$15,827	32,675,273	$0.48
Effect of dilutive securities:
Stock options	—	723,068	(0.01)	—	723,084	(0.01)

Diluted EPS:
Net income	$21,030	34,089,907	$0.62	$15,827	33,398,357	$0.47

Out of 2,399,510 total options outstanding at September 30, 2005, 250,100 and 263,100 options were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2005, respectively, because they would have been antidilutive. Out of 2,680,930 total options outstanding at September 30, 2004, 370,470 and 407,970 options were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2004, respectively, because they would have been antidilutive.

9.	STOCK REPURCHASE PROGRAM

In March 2005, the Company’s Board of Directors authorized the repurchase of up to $100,000 of the Company’s common stock in open-market transactions, at times and in such amounts as management deems appropriate, depending on market conditions and other factors. The authorization expires on March 31, 2008, unless extended by the Board of Directors. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During the quarter ended September 30, 2005, the Company acquired 192,800 shares of common stock at an average price of $23.75 per share for a total cost of $4,580.

10.	COMMITMENTS AND CONTINGENCIES

Guarantees – From time to time, the Company arranges for commercial leases or other financing sources to enable certain of its commercial customers to purchase the Company’s equipment. While most of these financings are without recourse, in certain cases the Company provides a guarantee or other recourse provisions to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the commercial equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the commercial customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under SFAS No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. As of September 30, 2005 and 2004, the maximum contingent liability under all recourse and guarantee provisions, including recourse and guarantee provisions issued prior to January 1, 2003, was approximately $4,297 and $4,037, respectively. As of September 30, 2005 and 2004, lease terms on outstanding commercial customer financing arrangements were between 3 and 7 years. A reserve for estimated losses under recourse provisions of $86 and $142 has been recorded based on historical loss experience and is included in accrued expenses at September 30, 2005 and 2004, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company has also recorded an additional liability and corresponding reduction of revenue for the estimated fair value of the Company’s guarantees issued during the period. The fair value of the guarantees was determined based on the estimated risk premium a bank or similar institution would require in order to extend financing to a customer in the absence of a third-party guarantee. This liability is being reduced over the life of each respective guarantee. In most cases if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the commercial customer. It is not practical to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

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

In December 2002, the Company filed suit against ICON Health and Fitness, Inc. (“ICON”) in the Federal District Court, Western District of Washington (the “District Court”) alleging infringement by ICON of the Company’s Bowflex patents and trademarks. The Company sought injunctive relief, monetary damages and its fees and costs. In October 2003, the District Court dismissed the patent infringement claims. The Company appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) and in November 2003, the Appeals Court overruled the District Court and reinstated the patent infringement claims. In May 2005 the District Court dismissed the patent infringement case against ICON. The Company has appealed this case to the Appeals Court, which has previously ruled in favor of Nautilus in two separate appeals on this matter.

In July 2003, the District Court ruled in favor of the Company on a motion for preliminary injunction on the issue of trademark infringement and entered an order barring ICON from using the trademark “CrossBow” on any exercise equipment. In its ruling, the District Court concluded that the Company showed “a probability of success on the merits and irreparable injury” on its trademark infringement claim. In August 2003, the Appeals Court granted ICON a temporary stay regarding the motion for a preliminary injunction which enjoined ICON from using the trademark “CrossBow.” This stay allowed ICON to continue using the trademark “CrossBow” until a decision was issued by the Appeals Court. In June 2004, the Appeals Court issued its decision upholding the issuance of an injunction, and preventing ICON from selling exercise equipment using the trademark “CrossBow” pending trial on the trademark issue. No trial date has been established on the trademark claim, but the Company has asked for trial at the earliest possible date.

ICON had been using the term “CrossBar” on certain exercise equipment in response to the litigation regarding its use of “CrossBow.” In July 2004, the Company filed an additional suit against ICON in the District Court alleging that ICON has further infringed on the Bowflex trademark by the use of the “CrossBar” trademark. The Company seeks injunctive relief to prevent the sale of any fitness equipment that bears the trademark “CrossBar” as well as monetary damages. A trial date in that case is set for January 2006.

11.	RELATED-PARTY TRANSACTIONS

The Company incurred royalty expense under an agreement with a stockholder of the Company of $0 and $1,843 for the three and nine months ended September 30, 2004, respectively. In addition to the royalty agreement, the stockholder had separately negotiated an agreement dated June 18, 1992, when the Company was privately held, between the stockholder, the Company’s former Chairman and Chief Executive Officer (“former Chairman”), and a former director of the Company. That separate agreement stipulated that annual royalties above $90 would be paid 60% to the stockholder, 20% to the former Chairman and 20% to the former director. Both of these agreements expired in April 2004.

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

The Company acquired DashAmerica, Inc. d/b/a Pearl Izumi USA (“Pearl Izumi”) on July 7, 2005 for approximately $70.0 million including acquisition costs, net of cash acquired plus $5.3 million in assumed debt. Pearl Izumi is a provider of fitness apparel and footwear for cyclists, runners and fitness enthusiasts. Our Pearl Izumi apparel products are sold through sporting good dealers, retailers, independent bike dealers and Company owned retail outlet.

Third Quarter 2005 Results

Net sales for the quarter ended September 30, 2005 were $163.3 million, compared to $123.2 million in the same quarter of 2004, an increase of 32.6%. Gross profit margins were 44.3% during the third quarter of 2005 compared to 47.6% for the same quarter of 2004. Gross margins were pressured by sales mix, higher fuel and transportation related costs and increased operational costs to introduce and support several new product launches.

Operating income in the third quarter of 2005 was $12.5 million, or 7.6% of net sales compared to $11.3 million or 9.2% in the third quarter of 2004. The decrease in operating margins as a percent of sales is a reflection of a land sale that occurred during the third quarter of 2004. Selling and marketing was 27.3% of net sales compared to 30.9% in the third quarter of 2004. The decrease in selling and marketing reflects our ability to achieve selling and marketing efficiencies as we generate greater revenue from non-direct channels. General and administrative expense was 6.8% of net sales compared to 5.3% in the third quarter of 2004. The leverage obtained through selling and marketing was partially offset by the continued investment in business and information systems and costs associated with protecting our intellectual property. Consistent with our commitment to a fast pace of innovation, our research and development expense increased by $1.2 million and as a percentage of net sales to 1.7% compared to 1.4% in the third quarter of 2004.

We ended the quarter with cash and cash equivalents of $7.4 million which reflects a $97.2 million reduction in cash, cash equivalents and short-term investments for the nine months ended September 30, 2005 as a result of completing the acquisition of Pearl Izumi, buying back 192,800 shares of Nautilus stock, an increase in trade receivables due to growth in retail sales and building our inventory position in advance of the winter fitness season.

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

Stock-Based Compensation

We measure compensation expense for our stock-based employee compensation plans using the method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In Note 1 of the Notes to Consolidated Financial Statements, we provide pro forma disclosures of net income and earnings per share as if the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense. A change to recognize compensation expense for all options granted using a fair value approach, which will be required starting in January 2006 under SFAS No. 123R, “Share-Based Payment,” will have a significant impact on our financial position and results of operations.

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

Intangible Asset Valuation

Currently, intangible assets consist predominantly of the Nautilus, Schwinn Fitness, StairMaster and Pearl Izumi trademarks, and goodwill associated with the acquisitions of Schwinn Fitness, Belko Canada and Pearl Izumi. Management estimates affecting these trademark and goodwill valuations include determination of useful lives and estimates of future cash flows and fair values to perform an impairment analysis on an annual basis or more frequently if additional circumstances arise. Management estimates that the Nautilus, StairMaster and Pearl Izumi trademarks have an indefinite life while the Schwinn Fitness trademark has an estimated useful live of 20 years. Any major change in the useful lives and/or the determination of an impairment associated with the valuation of the aforementioned intangible assets may result in asset value write-downs, which could have a significant impact on our results of operations in the period or periods in which the asset write-down is recorded.

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

STATEMENT OF OPERATIONS DATA – THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The following table presents certain consolidated financial data as a percentage of net sales and comparing results for the third quarter of 2005 and 2004:

	Quarter Ended September 30,
Statement of Operations Data (In Thousands)	2005	% of net sales	2004	% of net sales	$ change	% change
Net sales	$163,308		$123,182		$40,126	32.6%
Cost of sales	91,022	55.7%	64,577	52.4%	26,445	41.0%

Gross profit	72,286	44.3%	58,605	47.6%	13,681	23.3%
Operating expenses:
Selling and marketing	44,526	27.3%	38,039	30.9%	6,487	17.1%
General and administrative	11,146	6.8%	6,540	5.3%	4,606	70.4%
Research and development	2,856	1.7%	1,697	1.4%	1,159	68.3%
Royalties	1,297	0.8%	1,051	0.9%	246	23.4%

Total operating expenses	59,825	36.6%	47,327	38.4%	12,498	26.4%

Operating income	12,461	7.6%	11,278	9.2%	1,183	10.5%
Interest income	145	0.1%	371	0.3%	(226)	-60.9%
Other - net	31	0.0%	(1)	0.0%	32	—

Income before income taxes	12,637	7.7%	11,648	9.5%	989	8.5%
Income tax expense	4,366	2.7%	4,193	3.4%	173	4.1%

Net income	$8,271	5.1%	$7,455	6.1%	$816	10.9%

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004

Net Sales

Net sales were $163.3 million in the third quarter of 2005 compared to $123.2 million in the third quarter of 2004, an increase of $40.1 million or 32.6%.

Net sales from the fitness equipment segment were $148.2 million in the third quarter of 2005 compared to $123.2 million in the third quarter of 2004.

•	Net sales from the commercial channel were $18.2 million in the third quarter of 2005 compared to $18.5 million in the third quarter of 2004, a decrease of $0.3 million or 1.6%. The decrease is attributed to lower unit sales of Nautilus strength equipment offset by sales from new product introductions including the Nautilus commercial treadmill and elliptical.

•	Net sales from the specialty retail channel were $17.8 million in the third quarter of 2005 compared to $13.0 million in the third quarter of 2004, an increase of $4.8 million or 36.9%. The increase in net sales is due to increased unit sales from new products introduced into the specialty channel during 2005, specifically SelectTech, TreadClimber and Bowflex home-gym products.

•

Net sales from the retail channel were $29.7 million in the third quarter of 2005 compared to $16.5 million in the third quarter of 2004, an increase of $13.2 million or 80.0%. The increase in net sales is a result of new products being introduced into the retail channel, specifically SelectTech,

TreadClimber and new Bowflex home-gym products. The increase was also due to gaining additional retail customers as well as expanding the number of products offered at existing customer locations.

•	Net sales from the direct channel were $68.3 million in the third quarter of 2005 compared to $62.8 million in the third quarter of 2004, an increase of $5.5 million or 8.8%. The increase in direct channel sales was due to increased sales volumes of TreadClimber products and SelectTech dumbbells. In addition, net sales increased approximately $3.0 million as the result of a price increase in certain TreadClimber and Bowflex home gym products that took place during 2005.

•	Net sales from the international channel were $14.2 million in the third quarter of 2005 compared to $12.4 million in the third quarter of 2004, an increase of $1.8 million or 14.5%. The international channel represents fitness equipment sales outside of the Americas and includes commercial, retail and direct marketing. The increase in net sales was attributed to continued formation of new commercial, retail and direct marketing relationships in Australia, Germany, New Zealand, and the United Kingdom.

Since the July 7, 2005 acquisition of Pearl Izumi, net sales from the fitness apparel segment totaled $15.1 million for the third quarter of 2005. The fitness apparel segment primarily sells high quality fitness apparel for cyclists, runners and fitness enthusiasts under the Pearl Izumi brand name.

Gross Profit

Gross profit was $72.3 million in the third quarter of 2005 compared to $58.6 million in the third quarter of 2004, an increase of $13.7 million or 23.3%. Our overall gross profit margin decreased to 44.3% in the third quarter of 2004, compared to 47.6% in the same period a year ago. The fitness equipment segment’s gross profit was approximately $65.3 million in the third quarter of 2005 compared to $58.6 million in the third quarter of 2005, an increase of $6.7 million or 11.4%. The gross profit margin was 44.1% in the third quarter of 2005 compared to 47.6% in the third quarter of 2004. The decrease in gross profit as a percentage of net sales was attributed to product mix, higher transportations costs and additional costs incurred to introduce and support several new product launches. The fitness apparel segment’s gross profit was approximately $7.0 million, with a gross profit margin of 46.4%.

Selling and Marketing

Selling and marketing expense was $44.5 in the third quarter of 2005 compared to $38.0 million in the third quarter of 2004, an increase of $6.5 million or 17.1%. As a percentage of net sales, selling and marketing expense was 27.3% in the third quarter of 2005 compared to 30.9% in the third quarter of 2004.

The decrease in selling and marketing expense as a percentage of net sales was primarily due to efficiencies gained in the Company’s direct marketing efforts. Specifically advertising expense as a percentage of direct channel sales decreased by 3.0 percentage points. These gains were partially offset by the fees of an outside ad agency and ongoing market research projects designed to continue improving the effectiveness of the overall marketing program. Similar ad agency and market research expenses were not incurred during the third quarter of 2004.

General and Administrative

General and administrative expense was $11.1 million in the third quarter of 2005 compared to $6.5 million in the third quarter of 2004, an increase of $4.6 million or 70.4%. As a percentage of net sales, general and administrative expense was 6.8% in the third quarter of 2005 compared to 5.3% in the third quarter of 2004. The increase in general and administrative expense was primarily attributable to a $1.8 million pretax gain on the sale of land that occurred during the third quarter of 2004 that reduced general and administrative costs. In addition general and administrative increased due to our ongoing investment in information systems as the Company consolidates information systems. The primary drivers of the investment costs are increased consulting fees, software license fees and salaries and wages.

Research and development

Research and development expense was $2.9 million in the third quarter of 2005 compared to $1.7 million in the third quarter of 2004, an increase of $1.2 million or 68.3%. The increase in research and development expense was primarily attributable to increased staffing levels and prototype costs incurred to support the innovation component of our consumer driven business strategy.

Royalties

Royalty expense was $1.3 million in the third quarter of 2005 compared to $1.1 million in the third quarter of 2004, an increase of $0.2 million or 23.4%. As a percentage of net sales, royalty expense is consistent with the prior year.

Income Tax Expense

Income tax expense was $4.4 million in the third quarter of 2005 compared to $4.2 million in the third quarter of 2004, an increase of $0.2 million or 4.1%. The increase was primarily due to fluctuations in income before income taxes. The decrease in the effective tax rate from 36.0% to 34.5% was due to the completion of a federal tax audit combined with the permanent reinvestment of earnings of our foreign operations. The Company expects that its effective tax rate will remain approximately 35.1% for the remainder of 2005.

STATEMENT OF OPERATIONS DATA – NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The following table presents certain consolidated financial data as a percentage of net sales and comparing results for the first nine months in 2005 and 2004:

	Nine Months Ended September 30,
Statement of Operations Data (In Thousands)	2005	% of net sales	2004	% of Net Sales	$ change	% change
Net sales	$449,277		$354,257		$95,020	26.8%
Cost of sales	242,164	53.9%	189,475	53.5%	52,689	27.8%

Gross profit	207,113	46.1%	164,782	46.5%	42,331	25.7%
Operating expenses:
Selling and marketing	129,425	28.8%	110,392	31.2%	19,033	17.2%
General and administrative	34,567	7.7%	21,095	6.0%	13,472	63.9%
Research and development	8,768	2.0%	4,784	1.4%	3,984	83.3%
Royalties	3,952	0.9%	4,693	1.3%	(741)	-15.8%

Total operating expenses	176,712	39.3%	140,964	39.8%	35,748	25.4%

Operating income	30,401	6.8%	23,818	6.7%	6,583	27.6%
Interest income	1,460	0.3%	913	0.3%	547	59.9%
Other - net	542	0.1%	(2)	0.0%	544	—

Income before income taxes	32,403	7.2%	24,729	7.0%	7,674	31.0%
Income tax expense	11,373	2.5%	8,902	2.5%	2,471	27.8%

Net income	$21,030	4.7%	$15,827	4.5%	$5,203	32.9%

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Net Sales

Net sales were $449.3 million in the first nine months of 2005 compared to $354.3 million in the first nine months of 2004, an increase of $95.0 million or 26.8%.

Net sales from the fitness equipment segment were $434.2 million in the first nine months of 2005 compared to $354.3 million in the first nine months of 2004, an increase of $79.9 million or 22.6%.

•	Net sales from the commercial channel were $53.1 million in the first nine months of 2005 compared to $50.0 million in the first nine months of 2004, an increase of $3.1 million or 6.2%. The increase in commercial sales was primarily attributed to the introduction of the commercial grade TreadClimber during the second quarter of 2005, in addition to continued sales of the Nautilus commercial series treadmills that started shipping during the first quarter of 2005.

•	Net sales from the specialty retail channel were $52.8 million in the first nine months of 2005 compared to $48.1 million in the first nine months of 2004, an increase of $4.7 million or 9.8%. The increase in net sales is due to increased unit sales from new product introduced into the specialty channel during 2005, specifically SelectTech, TreadClimber and Bowflex home-gym products.

•

Net sales from the retail channel were $66.8 million in the first nine months of 2005 compared to $40.8 million in the first nine months of 2004, an increase of $26.0 million or 63.7%. The increase in retail sales was largely the result of new products being introduced into the retail channel, specifically SelectTech, TreadClimber and new Bowflex home-gym products. The increase was also due to gaining additional retail customers as well as expanding the number of products offered at existing customer locations.

•	Net sales from the direct channel were $222.3 million in the first nine months of 2005 compared to $180.6 million in the first nine months of 2004, an increase of $41.7 million or 23.1%. The increase in direct channel sales was primarily due to increased sales volumes of SelectTech dumbbells. In addition net sales increased approximately $4.7 million as the result of a price increase in certain Bowflex home gym products that took place during 2005.

•	Net sales from the international channel were $39.2 million in the first nine months of 2005 compared to $34.8 million in the first nine months of 2004, an increase of $4.4 million or 12.6%. The increase in net sales was attributed to continued formation of new commercial, retail and direct marketing relationships in Australia, Germany, New Zealand, and the United Kingdom.

Since the July 7, 2005 acquisition of Pearl Izumi, the fitness apparel segment contributed approximately $15.1 million in net sales for the nine months ended September 30, 2005.

Gross Profit

Gross profit was $207.1 million in the first nine months of 2005 compared to $164.8 million in the first nine months of 2004, an increase of $42.3 million or 25.7%. Our overall gross profit margin decreased to 46.1% in the first nine months of 2005, compared to 46.5% in the same period a year ago.

The fitness equipment segment’s gross profit was $200.1 million in the first nine months of 2005 compared to $164.8 million in the first nine months of 2004. The decrease in gross profit as a percentage of net sales was attributed to product mix, higher transportations costs and additional costs incurred to introduce and support several new product launches.

The fitness apparel segment’s gross profit was approximately $7.0 million, with a gross profit margin of 46.4%.

Selling and Marketing

Selling and marketing expense was $129.4 million in the first nine months of 2005 compared to $110.4 million in the first nine months of 2004, an increase of $19.0 million or 17.2%. As a percentage of net sales, selling and marketing expense was 28.8% in the first nine months of 2005 compared to 31.2% in the first nine months of 2004. The decrease in selling and marketing expense as a percentage of net sales was primarily due to efficiencies gained in the Company’s direct marketing efforts. Specifically, advertising expense as a percentage of direct channel sales decreased by 4.7 percentage points. These gains were partially offset by the fees of an outside ad agency and ongoing market research projects designed to continue improving the effectiveness of the overall marketing program. Similar ad agency and market research expenses were not incurred during the first nine months of 2004.

General and Administrative

General and administrative expense was $34.6 million in the first nine months of 2005 compared to $21.1 million in the first nine months of 2004, an increase of $13.5 million or 63.9%. As a percentage of net sales, general and administrative expense was 7.7% in the first nine months of 2005 compared to 6.0% in the first nine months of 2004. The increase in general and administrative expense was primarily attributable to increased legal fees in preparation of the trademark and patent infringement cases against ICON. The first quarter of 2005 also included a payment of a civil penalty in the amount of $950,000 to the Consumer Product Safety Commission. Consistent with our consumer-based business strategy to drive growth while investing in our future, general and administrative costs also increased due to expenses associated with consolidating information systems. The primary drivers of the information systems costs were increased consulting fees, software license fees and wages. In addition general and administrative costs have increased as the result of hiring and relocating personnel to help drive and manage our growth.

Research and development

Research and development expense was $8.8 million in the first nine months of 2005 compared to $4.8 million in the first nine months of 2004, an increase of $4.0 million or 83.3%. The increase in research and development expense was primarily attributable to increased staffing levels and prototype costs incurred to support the innovation component of our consumer driven business strategy.

Royalties

Royalty expense was $4.0 million in the first nine months of 2005 compared to $4.7 million in the first nine months of 2004, a decrease of $0.7 million or 15.8%. The decrease in royalty expense was primarily attributable to the expiration of the Bowflex Power Rod resistance technology patent on April 27, 2004, after which time we were no longer obligated to pay royalties related to Bowflex product sales. Presently, our primary royalty agreements are based on sales of our TreadClimber and elliptical products.

Income Tax Expense

Income tax expense was $11.4 million in the first nine months of 2005 compared to $8.9 million in the first nine months of 2004, an increase of $2.5 million or 27.8%. The increase was attributable to fluctuations in income before income taxes. The decrease in the effective tax rate from 36.0% to 35.1% was due to the completion of a federal tax audit combined with the permanent reinvestment of the earnings of our foreign operations. The Company expects that its effective tax rate will remain approximately 35.1% for the remainder of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our business primarily from cash generated by our operating activities. During the first nine months of 2005, our operating activities generated $6.7 million in net cash, which contributed to an aggregate $7.4 million balance in cash and cash equivalents. $38.5 million in net cash was generated by our operating activities in the first nine months of 2004.

Working capital was $117.8 million at September 30, 2005 compared to $169.5 million at December 31, 2004. The decrease in working capital is primarily due to the acquisition of Belko Canada (now called Nautilus Fitness Canada) and our fitness apparel segment which reduced cash, cash equivalents and short-term investments by $73.7 million.

Net cash used by investing activities was $8.8 million in the first nine months of 2005 compared with net cash used by investing activities in the first nine months of 2004 of $34.6 million. The largest component of this change was due to the liquidation of short-term investments in the amount of $85.3 million during 2005 in anticipation of the closing of the Pearl Izumi acquisition which occurred in the third quarter of 2005.

Capital expenditures were $23.2 million in the first nine months of 2005 compared to $4.0 million in the first nine months of 2004. Capital expenditures during the first nine months of 2005 consisted of manufacturing equipment to support our new product offerings, information systems to support the implementation of a unified technology platform and renovation costs associated with our new world headquarters. The capital expenditures in the first nine months of 2004 primarily consisted of manufacturing equipment and information systems and related equipment. During 2005 the Company invested approximately $73.7 million to acquire Belko Canada and Pearl Izumi. In addition during the first quarter of 2005, the Company collected $3.0 million from the sale of a property in Las Vegas that occurred during the third quarter of 2004.

Net cash used in financing activities was $9.1 million in the first nine months of 2005, which can be largely attributed to cash dividends paid of $10.0 million and $4.6 million in repurchased stock offset by the proceeds from the exercise of stock options of $5.6 million. Net cash used in financing activities was $8.0 million in the first nine months of 2004, which can be attributed to cash dividends paid of $9.8 million offset by the proceeds from the exercise of stock options of $1.8 million.

We maintain a $10.0 million line of credit with a lending institution. The line of credit is secured by certain assets and contains several financial covenants. As of the date of this filing, we are in compliance with the covenants applicable to the line of credit, and there is no outstanding balance under the line. At September 30, 2005, the Company had $9.1 million in outstanding standby letters of credit primarily with manufacturing vendors reducing the available balance of the $10.0 million line of credit.

In addition in August 2005, we executed a demand unsecured master promissory note establishing a short-term line of credit with a lending institution. The master promissory note allows for advances up to an aggregate principal amount of $40.0 million. The master promissory note expires on November 14, 2005. At September 30, 2005 there was no outstanding balance under the promissory note. The demand promissory note was entered into to meet the Company’s permitted acquisition and working capital requirements while the Company establishes a long-term unsecured credit facility through a syndicate of banks which is expected to be completed no later than November 14, 2005.

The Company issued a $1.5 million non-interest bearing promissory note as part of the purchase price in the Belko Canada acquisition. The note matures on May 1, 2008. As part of the acquisition of Pearl Izumi, the Company assumed a $5.3 million non-interest bearing promissory note. The note requires quarterly payments of $150,000 with the final payment due in December 2016.

We believe our existing cash and cash equivalents balances, cash generated from operations and borrowings available under our lines of credit, will be sufficient to meet our working capital, stock repurchase, dividend and debt requirements for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

From time to time, we arrange for leases or other financing sources with third parties to enable certain of our commercial customers to purchase our equipment. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. The purpose of these guarantees is to increase our selling opportunities to commercial customers that would not otherwise be able to obtain affordable financing to purchase our equipment. At September 30, 2005 and 2004, the maximum contingent liability under all recourse provisions was approximately $4.3 million and $4.0 million, respectively. Refer to Note 10 of the Notes to Consolidated Financial Statements for further discussion of the accounting treatment for these arrangements. We expect an increase in these types of arrangements going forward.

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

During 2005, we experienced increases in transportation costs. We expect that to the extent such costs continue to increase, our gross margins in 2005 will continue to be negatively impacted by transportation costs. Effective August 1, 2005, we have implemented a transportation surcharge passing some of the cost increases to the end consumer.

Approximately $3.0 million of the increase in net sales from the direct sales channel during the third quarter of 2005 is attributable to price increases associated with certain TreadClimber and Bowflex home gym products and the related shipping revenue.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which an enterprise receives goods or services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as the Company currently does, using the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and be recognized as expenses in our consolidated statements of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options. We are currently assessing which model we will use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than that currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would reflect compensation expense for all unvested stock options and restricted stock beginning with the first period presented.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R. The effective date of the standard under these new rules for our consolidated financial statements is January 1, 2006. Adoption of SFAS 123R will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within the footnotes, as is the Company’s current practice.

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

FOREIGN EXCHANGE RISK

The Company is exposed to foreign exchange risk from currency fluctuations, mainly in Europe and Canada. Given the relative size of the Company’s current foreign operations, the Company does not believe the exposure to changes in applicable foreign currencies to be material, such that it could have a significant impact on our current or near-term financial position, results of operations, or cash flows. Management estimates the maximum impact on stockholders’ equity of a 10% change in any applicable foreign currency to be $1.8 million at September 30, 2005.

INTEREST RATE RISK

The Company has financed its growth through cash generated from operations. At September 30, 2005, the Company had no outstanding borrowings against its lines of credit and was not subject to any related interest rate risk.

The Company issued a $1.5 million non-interest bearing promissory note as part of the purchase price in the Belko Canada acquisition. The note matures May 1, 2008. As part of the acquisition of Pearl Izumi, the Company assumed a $5.3 million non-interest bearing promissory note. The note requires quarterly payments of $150,000 with the final payment due in December 2016. Changes in the imputed interest on either note payable would not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the third quarter of 2005, the Company implemented PeopleSoft, a new enterprise resource planning system which will serve as the general ledger of record for the United States, be used to record commercial, retail and specialty fitness equipment sales in the United States, and be used as the system of record for most inventory transactions in the United States for all lines of business going forward.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In December 2002, the Company filed suit against ICON Health and Fitness, Inc. (“ICON”) in the Federal District Court, Western District of Washington (the “District Court”) alleging infringement by ICON of the Company’s Bowflex patents and trademarks. The Company sought injunctive relief, monetary damages and its fees and costs. In October 2003, the District Court dismissed the patent infringement claims. The Company appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) and in November 2003, the Appeals Court overruled the District Court and reinstated the patent infringement claims. In May 2005, the District Court dismissed the patent infringement case against ICON. The Company has appealed this case to the Appeals Court, which has previously ruled in favor of Nautilus in two separate appeals on this matter.

In July 2003, the District Court ruled in favor of the Company on a motion for preliminary injunction on the issue of trademark infringement and entered an order barring ICON from using the trademark “CrossBow” on any exercise equipment. In its ruling, the District Court concluded that the Company showed “a probability of success on the merits and irreparable injury” on its trademark infringement claim. In August 2003, the Appeals Court granted ICON a temporary stay regarding the motion for a preliminary injunction which enjoined ICON from using the trademark “CrossBow.” This stay allowed ICON to continue using the trademark “CrossBow” until a decision was issued by the Appeals Court. In June 2004, the Appeals Court issued its decision upholding the issuance of an injunction, and preventing ICON from selling exercise equipment using the trademark “CrossBow” pending trial on the trademark issue. No trial date has been established on the trademark claim, but the Company has asked for trial at the earliest possible date.

ICON had been using the term “CrossBar” on certain exercise equipment in response to the litigation regarding its use of “CrossBow.” In July 2004, the Company filed an additional suit against ICON in the District Court alleging that ICON has further infringed on the Bowflex trademark by the use of the “CrossBar” trademark. The Company seeks injunctive relief to prevent the sale of any fitness equipment that bears the trademark “CrossBar” as well as monetary damages. A trial date in that case is set for January 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 to July 31, 2005	—	$—	—	$100,000,000
August 1, 2005 to August 31, 2005	—	—	—	100,000,000
September 1, 2005 to September 30, 2005	192,800	23.75	192,800	95,420,000

Total	192,800	$23.75	192,800	$95,420,000

(1) In March 2005, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock in open-market transactions, at times and in such amounts as management deems appropriate, depending on market conditions and other factors. The authorization expires on March 31, 2008, unless extended by the Board of Directors. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document Description
10.1	Form of Nonstatutory Stock Option Agreement under the Company’s 2005 Long Term Incentive Plan – Incorporated by reference to Exhibit 10 of the Company’s Form 8-K, as filed with the Commission on July 29, 2005.

10.2	Form of Non-employee Director Nonstatutory Stock Option Agreement under the Company’s 2005 Long Term Incentive Plan – Incorporated by reference to Exhibit 10 of the Company’s Form 8-K, as filed with the Commission on August 19, 2005.

10.3	Demand Master Promissory Note, by and between Nautilus, Inc. and Keybank National Association – Incorporated by reference to Exhibit 10 of the Company’s Form 8-K, as filed with the Commission on August 23, 2005.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUTILUS, INC.

November 9, 2005	By:	/s/ Greggory C. Hammann
Date		Greggory C. Hammann, Chairman, Chief Executive Officer and President (Principal Executive Officer)

November 9, 2005	By:	/s/ William D. Meadowcroft
Date		William D. Meadowcroft, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Nonstatutory Stock Option Agreement under the Company’s 2005 Long Term Incentive Plan – Incorporated by reference to Exhibit 10 of the Company’s Form 8-K, as filed with the Commission on July 29, 2005.

10.2	Form of Non-employee Director Nonstatutory Stock Option Agreement under the Company’s 2005 Long Term Incentive Plan – Incorporated by reference to Exhibit 10 of the Company’s Form 8-K, as filed with the Commission on August 19, 2005.

10.3	Demand Master Promissory Note, by and between Nautilus, Inc. and Keybank National Association – Incorporated by reference to Exhibit 10 of the Company’s Form 8-K, as filed with the Commission on August 23, 2005.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.