Form 10-K
period 2005-12-31
NAUTILUS, INC.
filed 2006-03-16
CIK 1078207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Commission file number: 001-31321

NAUTILUS, INC.

(Exact name of Registrant as specified in its charter)

Washington	94-3002667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16400 S.E. Nautilus Drive

Vancouver, Washington 98683

(Address of principal executive offices, including zip code)

(360) 859-2900

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                            Accelerated filer  ☐                            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price ($28.50) as reported on the New York Stock Exchange, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2005) was $912,088,949.

The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2006 was 32,800,986 shares.

Documents Incorporated by Reference

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2006 Annual Meeting of Stockholders.

NAUTILUS, INC.

2005 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “could,” “may,” “will,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projections,” “potential,” “continue,” and words of similar import, constitute “forward-looking statements.” Investors are cautioned that all forward-looking statements involve risks and uncertainties and various factors could cause actual results to differ materially from those in the forward-looking statements. From time to time and in this Form 10-K, we may make forward-looking statements relating to our financial performance, including the following:

•	Anticipated revenues, expenses and gross margins;

•	Seasonal patterns;

•	Expense as a percentage of revenue;

•	Anticipated earnings;

•	New product introductions; and

•	Future capital expenditures.

Numerous factors could affect our actual results, including the following:

•	The availability of media time and fluctuating advertising rates;

•	A decline in consumer spending due to unfavorable economic conditions;

•	Our ability to effectively develop, market and sell future products;

•	Our ability to get foreign sourced products through customs in a timely manner;

•	Our ability to effectively identify and negotiate any future strategic acquisitions;

•	Our ability to integrate any acquired businesses into our operations;

•	Our ability to adequately protect our intellectual property;

•	Introduction of lower priced competing products;

•	Unpredictable events and circumstances relating to our international operations, including our use of foreign manufacturers;

•	Government regulatory action; and

•	Our ability to retain key employees.

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

Item 1. Business

OVERVIEW

Nautilus, Inc. (the “Company”) is a leading marketer, developer and manufacturer of branded health and fitness products sold under such well-known brand names as Nautilus, Bowflex, Schwinn, StairMaster, Trimline and Pearl Izumi. Our products are distributed through diversified direct, retail and commercial sales channels, both domestically and internationally. We market and sell a variety of branded products that are targeted at specific locations where people shop or exercise. Nautilus, StairMaster and Pearl Izumi brands are most commonly marketed through the commercial and high-end specialty retail markets, while the Bowflex and Schwinn branded products are marketed primarily through the retail and direct channels. Our product marketing includes direct response marketing utilizing a combination of television commercials, infomercials, response mailings, the Internet, catalog, and inbound/outbound call centers. It also includes a sales force and dealer network marketing to retail organizations, health clubs, government agencies, hotels, corporate fitness centers, colleges, universities and assisted living facilities worldwide.

Founded in 1986, the Company has grown to over $630 million in annual sales through a combination of internal growth of our Bowflex brand and a series of strategic acquisitions of strong brands, including Nautilus International, Inc. (“Nautilus”) in January 1999, the fitness division of Schwinn/GT Corp. and its affiliates (“Schwinn Fitness”) in September 2001, StairMaster Sports/Medical, Inc. (“StairMaster”) in February 2002, and DashAmerica, Inc. d/b/a Pearl Izumi USA (“Pearl Izumi”) in July 2005. As a result of these acquisitions, we expanded our portfolio of leading brands, product lines, channels of distribution, product development capabilities and the size of our customer base. We now offer a specialized line of fitness apparel in retail channels and a comprehensive line of cardiovascular and strength, or weight resistance, products in the direct, retail and commercial fitness channels both domestically and internationally.

Our cardiovascular and strength product lines reflect a complete assortment of high-quality fitness equipment. Our Nautilus brand includes four distinct lines of strength equipment, plus free weights and benches, and both upright and recumbent exercise cycles. During 2004 and 2005, the Company developed a line of Nautilus cardiovascular equipment, including new ellipticals and treadmills, and began development of a commercial version of our popular TreadClimber cardio machine. During 2005, we continued to invest heavily in product development and introduced approximately 22 new products, including the next generation of our popular Bowflex TreadClimber cardio trainer, the Bowflex Revolution home gym, and Bowflex SelectTech dumbbells, specifically for women and teens. Our StairMaster brand is best known for steppers and stepmills designed for excellent lower-body and cardiovascular workouts, but also includes treadmills and ellipticals. Our Bowflex brand has been expanded to represent a complete line of fitness equipment, both strength and cardio, including multiple models of home gyms, plus strength cages, free weights, SelectTech dumbbells, benches, TreadClimbers and treadmills. Our Schwinn Fitness brand includes a popular line for indoor cycling, along with upright and recumbent exercise bikes, treadmills and ellipticals.

Our fitness apparel line is composed of high-end performance apparel and footwear targeted to consumers who are fitness and outdoor enthusiasts, especially for those interested in cycling and running activities. This apparel line is composed almost entirely of Pearl Izumi branded wear. Pearl Izumi is best known for its innovative and technically superior cycling apparel and has been expanded into the running apparel and footwear markets.

Our fitness products are in approximately 25% of U.S. retail doors that sell products within the scope of our business, and approximately 40% of specialty fitness doors. In addition, we work with more than 1,200 dealers in the U.S., a worldwide network of distributors in over 50 countries, and sales offices in Switzerland, Italy, Germany, the United Kingdom and China.

The Company acquired Belko Canada in May 2005, which has since been named Nautilus Fitness Canada. Nautilus Fitness Canada has served as our exclusive Canadian distributor since 1996. This acquisition has strengthened our direct to consumer sales channel in Canada and enabled us to become more efficient in our sale of direct products in the Canadian market. We also sell products to commercial, retail, and specialty retail customers in Canada.

The Company was incorporated in California in 1986 and became a Washington corporation in 1993. On March 14, 2005, the Company changed its corporate name from The Nautilus Group, Inc. to Nautilus, Inc. Our common stock is listed on the New York Stock Exchange and trades under the symbol “NLS.”

In 2005, we moved our headquarters to a new 483,000 square feet facility in order to accommodate our recent and future growth plans. Our principal executive offices are now located at 16400 SE Nautilus Drive, Vancouver, Washington 98683, and our telephone number is (360) 859-2900.

As used in this Form 10-K, the terms “we,” “our,” “us,” “Nautilus” and “Company” refer to Nautilus, Inc. and its subsidiaries. The names Nautilus®, Bowflex®, Power Rod®, TreadClimber®, Schwinn® (fitness products), StairMaster®, Trimline® and Pearl iZUMi® are trademarks of the Company.

WHERE YOU CAN FIND MORE INFORMATION

We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (“Exchange Act”). You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet site at http://www.sec.gov/ where you can obtain most of our SEC filings. We also make available, free of charge on our website at www.nautilus.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. In addition, our code of business conduct and ethics, corporate governance policies, and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on our corporate website. The information found on our website is not part of this Form 10-K. You can also obtain copies of these reports by contacting our corporate relations department at (360) 859-2514.

The Company also maintains and directs customers to our websites, which can be found at www.nautilus.com. These websites contain Company and product information. None of the information on these websites is part of this Form 10-K.

Strategy

Pure Fitness

Our positioning of “Pure Fitness” is designed to enable us to achieve global category leadership by providing the tools and education to consumers worldwide to achieve a fit and healthy lifestyle. “Pure Fitness” will help enable consumers to answer the four main questions about how they go about achieving their health and fitness goals.

Question: What do I do to live a healthier and fit lifestyle?

Answer: Nautilus Institute: In 2005 we created the Nautilus Institute, which is a Company sponsored initiative formed to encourage more people to adopt a lifelong fitness habit by providing them with expert knowledge and guidance. The Nautilus Institute website can be found at www.nautilusinstitute.org.

Question: What do I use?

Answer: Nautilus Fitness Equipment: Our cardiovascular and strength or weight resistance product lines reflect a complete assortment of high-quality fitness equipment.

Question: What do I wear?

Answer: Nautilus Fitness Apparel: Our fitness apparel line is currently composed of high-performance apparel and footwear for cycling and running activities. We believe we can leverage our existing fitness equipment brands to broaden our product offerings to consumers within the market for performance apparel.

Question: What do I eat?

Answer: In the nutrition market, we have a continued strategic relationship with Champion Nutrition as supplier of nutritional supplements that are complementary with our fitness and healthy lifestyle product offerings and are marketed through our fitness equipment segment. We anticipate greatly expanding this business in the coming years.

Answering these questions will lead consumers to the trusted name Nautilus to help them achieve a fit and healthy lifestyle.

Market Research

Our market research indicates that while we possess distinct competitive advantages, we have not fully capitalized on the many opportunities available to us in the estimated $17.0 billion exercise equipment, performance apparel, and sports nutrition markets that we compete in. We are a leader in selling strength products through the direct marketing channel, but our research showed that approximately 80% of our target consumer market buys fitness products through the retail channel and 70% purchase cardio equipment. As a result, we continued moving into the retail market in 2005 by making additional products available through more retailers.

Operating Principles:

In 2003, we conducted a thorough due diligence process, in which we interviewed our internal team, spoke with industry consultants, and conducted the most comprehensive market research study in our history in order to help identify and realize our growth opportunities. We have targeted several areas as significant opportunities for growth, including leveraging our research and development capabilities to launch new products and repositioning our strength and cardiovascular products to better meet customer demand and shopping patterns. We also seek to improve operating efficiencies and cash flow by streamlining operations and maximizing business synergies, such as brand development, sales channels, marketing resources, and information resources.

Since the beginning of 2004, we have continued pursuing global category leadership by providing the tools and education necessary to help people achieve a fit and healthy lifestyle. At the core of this mission is an internal initiative called FIT #1, which is the foundation of our plan to create long-term stockholder value. FIT #1 stands for Financial rigor, Innovation, Trust and a drive to be #1 in the categories in which we compete. These are the core strategic elements around which we will structure our activities, enabling us to refocus our efforts and continue our growth. Financial rigor means we must ensure accurate and streamlined financial and forecasting processes. Innovation means we must apply creative solutions to both research and development and business operations. Trust means we must ensure we are taking care of our customers and stockholders and doing everything we can to serve them.

Focus on Innovation

We developed approximately 22 new products in 2005, and we continue to leverage our advanced research and development capabilities and our strong brand names to expand our existing product lines and launch new innovative products. Innovation is an important part of our strategy as we continue to emphasize the expansion and diversification of our product development capabilities in health and fitness products. We develop new products either from internally generated ideas or by acquiring or licensing patented technology from outside inventors and then enhancing the technology.

We have a modern test and prototype facility, along with a staff of designers and engineers. With the acquisition of Pearl Izumi, we have the basis for technically superior apparel products. Our additional research and development resources have allowed us to become fully integrated in the product development process, allowing us to take a new product concept from the beginning of feasibility studies straight through to production and continuing product review. This integration allows us a greater degree of control over the new product process, which should allow us to generate a higher quality product, increase our speed to market, and control our costs.

Research and development expense was $11.2 million, $6.8 million and $5.7 million for 2005, 2004, and 2003, respectively.

Leverage Sales Channels

We repositioned our products in 2005 to better meet consumer demand and shopping patterns and to expand our sales channels. This means offering more of the products consumers want (e.g., cardiovascular fitness equipment) in the places consumers want to buy our products (e.g., retail outlets). We are moving more of our products to the retail channel and are differentiating our products to specifically fit the needs of the consumer shopping in each sales channel. For example, we will sell different models of Bowflex in retail compared to the direct sales channel. This strategy will allow our partners to have differentiated products under the same brand, enabling each channel to provide the products its consumers demand.

Streamline Company Operations

Another foundational element of our strategy is our effort to reorganize from a channel focus to a consumer focus. Included in this focus change is a drive to leverage our expertise, experience and diversity of thought from across our organization to realize synergies, efficiencies and cost savings. In 2006 we will continue to adopt best practices across our locations. We are establishing a performance-driven culture based on teamwork that clearly ties employee compensation to both company and individual performance. We are seeking to develop a high-energy collaborative culture with a clear focus on the metrics that drive performance and create shareholder value.

We expect to benefit from of the considerable capital investments we made in 2005, which primarily consisted of an upgrade to our ERP systems and our new world headquarters facility. In 2006 we are committed to achieving operational excellence by structuring our efforts around the principles of Quality control, Customer service and Cost takeout or “QC2” as it is known within our organization. Key elements of QC2 include improving flexibility and efficiency in our domestic plants, working collaboratively with suppliers to take costs out of the system while improving quality and streamlining our distribution system.

BUSINESS SEGMENTS

Effective July 7, 2005, the closing date of the Company’s acquisition of Pearl Izumi, the Company began operating as two reportable segments, the fitness equipment segment and the fitness apparel segment.

The fitness equipment segment is responsible for the design, production, selling and marketing of branded health and fitness products sold under the Nautilus, Bowflex, Schwinn Fitness, StairMaster, and Trimline brand names. Depending on the brand, our fitness equipment is sold through direct, commercial, retail, and specialty retail channels and international channels. Sales from our Bowflex home-gym product line across all sales channels, including related shipping revenue, accounted for approximately 44% of our aggregate net sales in 2005, down from 48% and 52% in 2004 and 2003, respectively, as we continue our strategies of diversifying our breadth of products in all channels. The fitness equipment segment also consists of corporate overhead costs consisting mainly of director costs, general legal and accounting fees, and salaries of corporate personnel. The treasury function is part of the fitness equipment segment so interest income from investments and interest expense from short-term borrowings are also included.

The fitness apparel segment is responsible for the design, production, selling and marketing of branded apparel and footwear products currently sold under the Pearl Izumi name. These products are primarily sold through four distinct sales channels that include wholesale direct, internet direct, retail stores leased by the Company, and international distributors. The domestic wholesale direct sales are made to independent bike dealers as well as to large outdoor retailing stores. The internet direct sales are comprised of product sales made directly to end consumers in the U.S. The Company leases 10 retail stores that sell primarily closeout fitness apparel and footwear items. The international distributor sales are made to independent bike dealers and a few large sporting good consortiums mainly located in Canada, Australia, Czech Republic, Switzerland, New Zealand, Norway, Russia, Slovenia England, Germany and China.

Detailed financial information about our two business segments is included in Note 3 of the Notes to Consolidated Financial Statements.

Sales outside the U.S. represented approximately $88.4 million, $66.5 million and $66.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Long-lived assets outside the U.S. were approximately $5.3 million, $0.4 million and $0.6 million at December 31, 2005, 2004 and 2003, respectively. Comparatively, sales within the U.S. represented approximately $542.9 million, $457.3 million and $432.5 million for the years ended December 31, 2005, 2004, and 2003, respectively. Long-lived assets within the U.S. were approximately $162.8 million, $93.4 million and $97.0 million at December 31, 2005, 2004 and 2003, respectively.

FITNESS EQUIPMENT SEGMENT

Direct to Consumer Sales Channel and Marketing

Through our direct-to-consumer sales and distribution channel, we market and sell our products directly to the end consumer. We market and sell a complete line of Bowflex branded cardiovascular, strength, and fitness accessory products through this channel utilizing an integrated combination of media and direct consumer contact. Along with “spot” television advertising, which ranges in length from 30 seconds to as long as five minutes, we also utilize extended 30-minute television “infomercials,” Internet advertising, our product websites, inquiry response mailings, catalog, and inbound/outbound call centers. By selling directly to consumers, we are able to fully realize premium price points paid for our products and drive our brand equity.

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

Because our high-quality fitness equipment generally requires a substantial investment, over 90% of our direct segment customers use either popular credit cards, such as VISA or MasterCard, or take advantage of the private Nautilus card, which is offered through a third party. Consumer financing through our private Nautilus card has risen to 66% of direct channel sales in 2005, compared to 64% in 2004 and 43% in 2003. We believe these financing programs will continue to be an important and effective marketing tool for customers purchasing products directly through our call center and product websites. Additionally this increase in consumer financing has an additional benefit to our Company in that these consumers generally have additional credit available to purchase additional products.

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

Commercial Sales Channel and Marketing

We market and sell our Nautilus, Schwinn, and StairMaster commercial fitness equipment through our sales force and selected dealers and retailers to health clubs, government agencies, hotels, corporate fitness centers, colleges, universities and assisted living facilities. Our commercial sales force is focused on expanding the market position of our existing Nautilus, Schwinn, and StairMaster commercial product lines through joint marketing programs with clubs, making fitness inviting for hotel guests and utilizing our knowledge from the Nautilus Institute to improve our product offerings.

We position ourselves as “The Health & Fitness Innovators” to encourage our commercial market customers and potential customers to think of us first when considering their fitness equipment and programming needs. Our strategy is to address the needs of the following three key constituencies of today’s health clubs by creating joint programs:

•	Club owners (customer satisfaction and profit)

•	Club staff (continuing education and career development)

•	Club users (improved health and fitness)

Advertising. We advertise in select trade publications, including publications that reach key industry stakeholders, as well as directly to consumers. Specific placement is driven by marketing and product development events and ads are coded to assist us in measuring the effectiveness of each individual ad with respect to our objectives of increasing brand awareness and sales leads.

Direct Mail Promotions. We maintain a database that includes contacts at thousands of commercial facilities and enables us to monitor responses to direct mail promotions. All direct mail promotions are supplemented by a telemarketing effort to maximize customer response.

Nautilus Institute. In 2005, we created the Nautilus Institute, which is a Company sponsored initiative formed to encourage more people to adopt a lifelong fitness habit by providing them with expert knowledge and guidance. This program will help people achieve lifelong fitness by exploring proper nutrition for all body types, proper exercise routines and equipment to be used including cardiovascular and strength training. We believe the Nautilus Institute will help develop a body of knowledge that will lead us to the design of more effective and user-friendly products for our customers. The Nautilus Institute website can be found at www.nautilusinstitute.org.

Trade Shows. There are several national and regional industry trade shows, such as the International Health, Racquet and Sportsclub Association (“IHRSA”) and Club Industry, as well as many events that showcase our programs and products. Trade shows also provide excellent opportunities to meet face-to-face with our customers and the media to obtain valuable feedback by being able to test marketing messages, receive customer input on product designs, and evaluate the competition.

Internet. We currently maintain and direct consumers to our websites, which can be found at www.nautilus.com. These websites contain Company and product information.

Retail and Specialty Retail Sales Channel and Marketing

In the retail sales channel, we market and sell a comprehensive line of consumer fitness equipment under the Nautilus, Bowflex, Schwinn Fitness, StairMaster and Trimline brand names through a network of 2,800 locations consisting of sporting good dealers, distributors and retailers. In the specialty retail sales channel, we market and sell a comprehensive line of consumer fitness equipment under the Nautilus, Schwinn Fitness, StairMaster and Bowflex brand names through a network of specialty retailers and independent bike dealers. The specialty retail channel represents a customer base comprised of high-end fitness enthusiasts who desire club quality equipment for the home.

In addition to products already offered through our retail and specialty retail sales channels, we intend to continue bringing products previously sold exclusively through our direct sales channel to retail and specialty retail. By leveraging the advertising dollars spent on direct marketing, we believe we can effectively sell our direct to consumer products through our retail sales channel where the majority of consumers purchase fitness products. The direct advertising not only generates revenue through direct to consumer sales, but it also creates brand and product awareness that lead to sales in our retail sales channel.

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

In-Store Promotions. We have developed a branded “store within a store” concept that allows the customer to buy the specific product for their specific need and allows them to envision how the different innovative assortments of fitness equipment could be positioned in the home.

Internet. The Company currently maintains and directs customers to our websites, which can be found at www.nautilus.com. These websites contain Company and product information.

International Sales Channel and Marketing

In 2005, our international sales channels included commercial, retail, specialty retail and direct. We market and sell Nautilus, Bowflex, Schwinn Fitness, StairMaster and Trimline brands to geographic locations outside of the United States using a combination of direct-marketing, our sales force, and a network of specialty and sporting goods dealers, distributors and retailers. We have integrated all of our brands from an operational standpoint and are distributing our products through a network of over 90 distributors in over 50 countries divided among three regions:

•	Asia/Pacific

•	Europe/Middle East/Africa

•	Canada/South America

In each of these regions, we have responsible sales people and third party warehouses to deliver our products in a timely and cost effective manner. Communication amongst our business partners within each region is essential to our strategy so we may support our products, develop innovative marketing activities, and achieve global brand recognition.

In our largest international markets, Canada, the United Kingdom, Germany, and Italy, we operate our own offices, which possess a team of sales representatives that focus not only on selling to fitness clubs but also on selling to the government, hotel, and medical/paramedical markets. In Canada, we also market directly to consumers.

We have alliances with distributors in most markets to sell commercial products from our Nautilus, Schwinn, and StairMaster brands. By offering a complete line of strength and cardio products, we have greater ability to compete in the international marketplace where many customers prefer to buy from one supplier that can offer the broadest array of products at a competitive price. By building our portfolio of brand names, we have greater ability to compete in the international marketplace in which our main competitors have benefited for many years from the ability to negotiate “package deals.” We believe our brand names have strong recognition in the international marketplace, which will allow us to compete more effectively in the future.

Seasonality

In general, domestic and international sales in our commercial, retail, and specialty retail fitness equipment channels are highly seasonal. We believe that sales within these channels are considerably lower in the second quarter of the year compared to the other quarters. Our strongest quarter for these channels is generally the fourth quarter, followed by the third and first quarters. We believe the principal reason for this trend is the fitness industry’s preparation for the impact of New Year’s fitness resolutions and seasonal weather patterns that encourage more fitness activity indoors.

FITNESS APPAREL SEGMENT

We created a new business segment, the fitness apparel segment, through the acquisition of DashAmerica, Inc. d/b/a Pearl Izumi USA (“Pearl Izumi”) on July 7, 2005. The purchase price for Pearl Izumi was approximately $70.0 million including acquisition costs, net of cash acquired, plus $5.3 million in assumed debt. Pearl Izumi is a provider of fitness apparel and footwear for cyclists, runners and fitness enthusiasts. Our Pearl Izumi apparel products are sold through sporting good dealers, retailers, independent bike dealers and retail stores operated by the Company.

Pearl Izumi is known among fitness enthusiasts for its quality, innovation, and technically superior sports apparel and footwear. With our presence and leading fitness equipment brands in commercial, retail and specialty retail, we are positioned to expand those brands into fitness apparel to complement the Pearl Izumi brand.

The fitness apparel segment produces and distributes specialized performance-driven sports apparel and footwear. These products are primarily designed specifically for athletes, competitors and outdoor enthusiasts. We group our fitness apparel merchandise into five principal categories:

•	Cycling apparel;

•	Running apparel;

•	Cycling footwear;

•	Running footwear; and

•	Active outdoor apparel.

During 2005, we distributed our fitness apparel products through approximately 3,200 retailers in over 27 countries. In 2006 the product mix of the fitness apparel segment will expand to include new product lines and brands of cycling and fitness products.

Fitness Apparel Channels and Marketing

The fitness apparel marketing activities have been focused in a number of different areas. We have placed print advertisements in a number of sport specific publications to increase the brand awareness and to promote new products. We also participate in a number of trade shows throughout the year, including hosting a booth at Interbike, which is the bicycle industry’s showcase event. We also have booths at a number of sporting events. We encourage brand visibility via product seeding to ensure that our product is being used by a number of athletes. We also encourage brand visibility via product seeding to ensure that our product is being used by a number of athletes. Pearl Izumi was able to support various top Olympic athletes at the 2004 summer games as well as a number of other endurance athletes who use our products. We use a dedicated website to promote our fitness apparel products as well as to provide information to our consumers. The website can be found at www.pearlizumi.com. This website contains Company and product information. None of the information on these websites is part of this Form 10-K.

The fitness apparel segment has four distinct sales channels.

•	Wholesale direct;

•	International distributors;

•	Company leased retail stores; and

•	Internet sales.

The international and domestic wholesale direct sales channels are comprised of independent bike dealers and specialty run accounts as well as select large outdoor and sports retailers such as REI and Dicks. The primary drivers for our success in specialty channels are differentiated products, credibility with enthusiast consumers, and value added service. International distributor sales are made to exclusive distributors primarily in Canada, Australia, Czech Republic, Switzerland, New Zealand, Norway, Russia, Slovenia, Mexico, and Israel. The fitness apparel segment also leases 10 retail stores (9 in the U.S. and 1 in Europe), which sell primarily closeout items at favorable margins. Internet sales are comprised of product sales made directly to end consumers, primarily in the U.S.

Marketing activities for the fitness apparel segment have been focused to communicate to running, cycling and outdoor sports enthusiasts. Print advertisements in sport and enthusiast publications are utilized to increase the brand awareness as well as to promote new products and technologies. We also participate in a number of retail and consumer trade shows throughout the year including Interbike USA and Eurobike EU, which are the cycling industry’s leading showcase events. We also attend a number of regional sporting events in conjunction with our retail partners where we educate consumers about our products and give them a positive experience with our brand.

In addition to consumer marketing, the fitness apparel segment focuses considerable effort on a marketing concept, which is labeled “Drive Retailer Success” (“DRS”). This program is focused on ensuring the ongoing health and prosperity of our retailers. As part of our DRS program, we offer the Pearl Izumi Managed Inventory program to retailers. This program, which involves auto stocking of inventory, serves to increase the breadth of product at retail selection and helps assure the best availability through the season.

Seasonality

Sales of our fitness apparel products are seasonal with stronger sales in the first and third quarters as retailers build inventories in anticipation of the Spring and Fall selling seasons. We expect sales during the fourth quarter to be the weakest as this time period typically aligns with the coldest months of the year in our target markets when many fitness and outdoor enthusiasts may be less active.

CONSUMER TRENDS

We believe our organic growth has benefited from a number of demographic and market trends that we expect will continue, including:

•	Growing global consumer awareness of positive benefits of good fitness and nutrition;

•	Expanding media attention worldwide on health and fitness;

•	An aging population that is maintaining a more active lifestyle;

•	Continued attention to appearance and health by consumers, which is expected to increase as the “baby-boomers” pass through their 40’s, 50’s, and 60’s;

•	High healthcare costs that are focusing more attention on preventative practices like exercise;

•	Government financial support for health and fitness programs intended to combat the growing obesity crisis in the United States;

•	Expansion of the market for sophisticated high-quality fitness equipment for the home due to consumers’ continued demand for higher levels of efficiency in their workout regimes; and

•	Expansion in the numbers of health club options fueled by increased consumer demand.

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

Trends in Exercise Equipment

Since 1990, the fitness equipment industry has more than doubled in size and has been the most successful category of sporting goods. Interest in exercising with fitness equipment is supported by the increase in health club memberships in the U.S., which according to the SGMA, have increased almost 100% from 20.7 million in 1990 to 41.3 million in 2005. Consumer interest in health clubs has benefited the market for home fitness equipment as well as the commercial fitness equipment business. Consumers who utilize health clubs are exposed to an array of fitness equipment products and brand names, as well as education about the uses and benefits of fitness equipment. Many consumers want the same features and feel in equipment they buy for their home that they experience in clubs. American Sports Data research in 2004 found that 40% of all treadmill and stationary bike exercisers use this type of equipment most often in the comfort of their home.

The U.S. manufacturing fitness equipment market in 2005 was $4.2 billion in sales and consists of two distinct market segments: home and institutional. The institutional, or commercial, fitness market is more visible to consumers, but the home market is much larger and has experienced much of the meaningful growth in the overall market. Based on statistics provided by the SGMA, 2005 sales of home equipment by manufacturers in wholesale dollars totaled approximately $3.4 billion, representing more than 80% of the overall fitness equipment market. In contrast, the SGMA reports that sales of commercial fitness equipment totaled approximately $0.8 billion in 2005.

According to the SGMA, the fitness equipment market increased an estimated 6% in 2005 as compared to 4% growth in 2004. SGMA indicates the outlook for 2006 is continued growth of approximately 5% in fitness equipment sales. The SGMA cites a stronger economy, growing consumer awareness of the value of exercise, the growth of health club memberships, lower or stable prices for equipment of improving quality and continued expansion of the new housing market where consumers have tended to build larger homes and more interest in fitness walking, strength training and fitness cycling as reasons for the growth expectation.

The international markets represent a strong opportunity for growth, driven by the continued fitness boom across Europe and the increasing focus on fitness and healthy lifestyles by more affluent consumers in Asia and Latin America. In fact, according to recent data published by IHRSA, there are approximately 27,000 health clubs in Europe, 12,200 in Latin America and 4,500 in the Asia/Australia market. For comparison, according to IHRSA there are approximately 26,800 clubs with approximately 41.3 million members operating in the U.S as of January 2004. According to the 2005 IHRSA European Market Report, health club memberships in the United Kingdom totaled 6.1 million in 2004 compared with 1.5 million in 1996, an increase of over 300%. Health club memberships in Germany totaled 4.5 million in 2004 compared with 3.3 million in 1995, an increase of 36%. We believe demand for U.S. products will increase, as foreign consumers increasingly demand the reliability, service and innovative designs provided by U.S. suppliers.

Trends in Apparel Products

We believe our future growth in the fitness apparel segment will come from a number of demographic and market trends that are currently in place and that we expect will continue, including:

•	Growing awareness of health and fitness trends and the positive effects of exercise will lead to increased demand for performance apparel and footwear;

•	High profile cycling stars have created a great deal of interest in cycling, which translates into increased sales for cycling apparel;

•	An aging population is becoming more active and will purchase products for a longer period of time than previous generations;

•	The increase in the use of health clubs and the opportunities within this segment in terms of specific fitness apparel will increase demand for our product;

•	High healthcare costs are focusing more attention on exercise and fitness and will help increase participation and sales;

•	Government support for programs that promote fitness will help increase sales; and

•	Growth in the global economy, presenting future sales opportunities in additional countries.

According to SGMA International, athletic apparel and athletic footwear represented approximately 47% and 20%, respectively, of the estimated $55.7 billion U.S. Sporting Goods industry in 2005. SGMA International projects growth of approximately 8% and 8.5% in the markets for athletic apparel and athletic footwear, respectively, in 2006.

According to The Outdoor Industry Association and SGMA International, the most popular outdoor activities in 2003 were cycling with 87.0 million participants, hiking with 71.6 million participants and running with 36.2 million participants. The athletic apparel market is driven by functional and aspirational needs and 31% of the market is performance oriented, leading to growing demand for shopping specialty channels.

According to The Outdoor Industry Association, out of 142 million of U.S. active outdoor enthusiasts, 31% of outdoor enthusiasts were 44 or older. Cross-participation is high and growing – 88% of enthusiasts participate in more than one outdoor activity and 72% of cyclists also run and hike. As the number of baby-boomers interested in outdoor activities continues to increase, there will be more opportunities for cross selling of athletic footwear and apparel to different activity interest groups.

Trends in Nutrition Products

The market for nutritional supplements is large and yet is highly fragmented. According to the Nutrition Business Journal (the “NBJ”), United States nutritional supplement sales totaled $20.3 billion in 2004 compared to $19.8 billion in 2003, representing a 3% increase. Within the nutritional supplements industry we currently compete in the sports nutrition supplements and meal replacement categories, an estimated $2.1 billion market.

We believe that not only have such sports nutrition products gained wide acceptance as an essential component of a committed athletic lifestyle, but increasing numbers of consumers who aren’t necessarily health club devotees are also turning to these products for their energy boosting and wellness benefits, often in lieu of traditional beverages and snacks. Opportunities exist to not only expand our presence in our existing nutrition categories but also to provide products for the broader $15.6 billion overall Sports Nutrition and Weight Loss market, as defined by NBJ.

COMPETITION

Fitness Equipment Segment

The markets for all of our products are highly competitive. The specific competitors vary by market and sales channel. We believe that our combination of recognized brand names, innovative and high quality products, multiple distribution channels, brand marketing awareness programs, and dependable customer service allows us to remain competitive in all of our current fitness equipment markets. Our main competitors are discussed by sales channel below.

Home Fitness Equipment. Our Bowflex strength and cardiovascular fitness products predominantly address this market. We believe the principal competitive factors affecting this portion of our business are product price, innovation, quality, brand name recognition, financing options, and customer service. Our direct-marketed brands compete directly with a large number of companies that manufacture, market and distribute home fitness equipment. Our principal direct competitors include ICON Health and Fitness and Fitness Quest.

Commercial Fitness Equipment. Our Nautilus, Schwinn, and StairMaster brands compete against the products of numerous other commercial fitness equipment companies, including Life Fitness, Cybex, Star Trac, Precor, Techno Gym, and Johnson Health Technology. We believe the key competitive factors in this industry include price, quality, durability, diversity of features, financing options, product service network, and product innovation.

Specialty Retail Fitness. Our Nautilus, Bowflex, Schwinn Fitness, and StairMaster brands compete against the products of numerous other commercial and retail fitness equipment companies, including Life Fitness, Cybex, Star Trac, and Precor. We believe the key competitive factors in this industry include price, quality, durability, diversity of features, financing options, product service network, and product innovation.

Retail Fitness Equipment. Our Nautilus, Schwinn, Bowflex, StairMaster and Trimline brands compete against the products of numerous domestic retail fitness equipment companies including ICON Health & Fitness, HOIST Fitness Systems, Horizon Fitness, Fitness Quest, and Precor. The principal competitive factors in the retail fitness equipment industry include price, quality, brand name recognition, customer service and the ability to create and develop new, innovative products.

International Fitness Equipment. We market and sell Nautilus, Bowflex, Schwinn Fitness, StairMaster and Trimline brands to geographic locations outside of the Americas. These brands compete against the products of numerous other fitness equipment companies, including Life Fitness, Cybex, Star Trac, Precor, and Techno Gym. We believe the key competitive factors in this industry include price, quality, breadth of offering, durability, diversity of features, financing options, product service network, and product innovation.

Fitness Apparel Segment

With the acquisition of Pearl Izumi, we now compete within a specialized niche in the market for performance fitness apparel. We believe this market to be about $2 billion. Our principal competitors in the cycling apparel category consist of Sugoi, Cannondale, Castelli, Descente, and private label. Within the cycling footwear category, the competitors primarily consist of Sidi, Specialized and Shimano. We identify our main competitors within the running footwear category to be Mizuno, Brooks, Nike, New Balance, Adidas and Asics. Within the running apparel category, we believe the main competition to be the same listing of companies as with running footwear, with the addition of Sugoi.

EMPLOYEES

As of December 31, 2005, we employed approximately 1,550 employees, including eight executive officers. None of our employees are subject to any collective bargaining agreements.

INTELLECTUAL PROPERTY

We own many trademarks including the Nautilus®, Bowflex®, Power Rod®, TreadClimber®, Schwinn® Fitness, SelectTech®, StairMaster®, Trimline®, Pearl Izumi®, Microsensor®, Ultrasensor®, Syncroframe® and 3D Chamois® marks. Our trademarks, the great majority of which are either registered or protected by common law rights, are used on a variety of our products in the United States and around the world. We believe that our trademarks are of great value, assuring the consumer that the product being purchased is of high quality and provides a good value.

We also place significant value on product innovation, design and processes which, as much as trademarks, distinguish our products in the marketplace. We own many United States and foreign patents and have submitted additional applications for patent protection that are pending registration. We believe patents are important to our strategy and have identified the patents on our TreadClimber® products as among the most significant to our business. Although our Bowflex® trademark is protected as long as we continuously use it, the main U.S. patent on our Bowflex® Power Rod® resistance technology expired on April 27, 2004. The main U.S. patent in the large portfolio of patents related to our TreadClimber® line of cardiovascular equipment expires on December 13, 2013. The expiration of our patents could trigger the introduction of similar products by competitors.

Building our intellectual property portfolio is an important factor in maintaining our competitive position in the fitness equipment and apparel industries. If we do not, or are unable to, adequately protect our intellectual property, our sales and profitability could be adversely affected. We are very protective of these proprietary rights and take action to prevent counterfeit reproductions or other infringing products. As we expand our market share, geographic scope and product categories, intellectual property disputes are anticipated to increase making it more expensive and challenging to establish and protect our proprietary rights and to defend against claims of infringement by others. Refer to Item 3, Legal Proceedings, and Note 15 of the Notes to Consolidated Financial Statements for a discussion of significant intellectual property disputes.

Each federally registered trademark is renewable indefinitely if the trademark is still in use at the time of renewal. We are not aware of any material claims of infringement or other challenges to our trademark rights.

MANUFACTURING AND DISTRIBUTION

Fitness Equipment

Our primary manufacturing and distribution objectives for all of our products are to maintain product quality, reduce and control costs, maximize production flexibility and improve delivery speed. This is accomplished by applying the popular lean manufacturing philosophy to our manufacturing infrastructure. Our product components are manufactured primarily in the U.S. and Asia. We have not experienced any significant issues with availability of raw materials. From time to time, we have experienced issues with quality control and production of new products both domestically and abroad, especially during that latter part of 2005. While such unanticipated disruptions have adversely impacted our revenues and costs when they have occurred, we believe we have been able to react and correct the issues in a timely manner.

For our direct-marketed and retail products, we mainly use Asian suppliers to manufacture the components and finished goods. Whenever possible, we attempt to use at least two suppliers to manufacture each product component in order to improve flexibility, efficiency, and emphasis on product quality. We also have domestic operations in Texas that manufacture our various lines of consumer treadmills and the Bowflex TreadClimber product line.

Our commercial strength fitness products are manufactured in Virginia, and our commercial cardiovascular fitness products are primarily manufactured in Oklahoma. These operations are vertically integrated and include such functions as metal fabrication, powder coating, upholstery and vacuum-formed plastics processes. By managing our own manufacturing operations, we can control the quality of our commercial products and offer customers greater color specification flexibility, build-to-order capability, and unique product configurations.

Domestically, we inspect, package, and ship our products from our facilities in Washington, Oregon, Virginia, Illinois, Texas, and Oklahoma. We rely primarily on United Parcel Service (“UPS”) to deliver our direct products. We distribute our retail and commercial fitness equipment from our facilities in Illinois, Oklahoma, and Texas using various commercial truck lines. We distribute commercial strength fitness equipment from our Virginia warehouse facilities directly to customers primarily through our truck fleet. This method of distribution allows us to effectively control the set up and inspection of equipment at the end-user’s facilities.

For international sales, we work with distributors in more than 50 countries, and we ship our products from leased facilities in the Netherlands, Switzerland, the United Kingdom and Germany. We also lease, on a month-to-month basis, flexible warehouse space in multiple countries in Asia and Europe, the largest of which is located in the Netherlands. This flexible warehouse space is devoted to international distribution of our products.

Fitness Apparel

Our apparel products are manufactured primarily in Asia and the U.S. The manufacturers are monitored closely to ensure conformity and quality in the products they produce.

Independent manufacturers in Asia purchase the raw materials needed according to our high standards to produce our garments from suppliers at prices and on terms negotiated by us. We are usually required to purchase any unused materials from the factories at the end of the season. For some of our products that are produced in the U.S., we are responsible for purchasing and shipping the raw material to our manufacturer. Although this arrangement exposes us to additional risks before a garment is manufactured, we believe that it increases our manufacturing flexibility and quality control. All of our costs are quoted in U.S. dollars to preclude us from any foreign exchange fluctuation risks.

Our quality control program is designed to ensure that our products meet the highest quality standards. A large portion of the quality control process occurs at the factories. The factories either ship the products to our warehouse facilities in the U.S. or Germany or drop ship direct to our customers.

For domestic sales we generally ship our products from our facilities in Colorado. We rely primarily on UPS to deliver our products. For European sales the products are shipped from our facilities in Germany. For international distributor shipments the products are either drop shipped to our customers or shipped from our facilities in Colorado or Germany.

Item 1A. Risk Factors

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

Our future success depends on our ability to develop or acquire the rights to, and then effectively produce, market, and sell new products that create and respond to new and evolving consumer demands. Accordingly, our net sales and profitability may be harmed if we are unable to develop, or acquire the rights to, new and different products that satisfy our marketing criteria. In addition, any new products that we market may not generate sufficient net sales or profits to recoup their development or acquisition costs.

During the fourth quarter of 2005, we were slow to ramp up manufacturing volumes on new product innovations. We moved into the fourth quarter with six complex new cardio products in the product ramp up stage in two of our domestic manufacturing facilities. We experienced some productivity issues in those products, including problems with component parts from our suppliers. As a result, not all of the products were in full production in time for us to realize the full benefits of these products in the quarter. This had a significant adverse impact on our fourth quarter revenues and earnings. If we were to continue to experience similar challenges in bringing new or existing products to market, we may again experience lower than expected financial results, as well as negatively impact our relationships with important customers.

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

Unpredictable events and circumstances relating to our international operations, including our use of foreign manufacturers, could result in cancelled orders, unanticipated inventory accumulation, and reduced revenues and earnings.

A portion of our revenue is derived from sales outside the United States. For the year ended December 31, 2005, international sales represented approximately 14% of consolidated net sales. In addition, a substantial portion of our products is manufactured outside of the United States. Accordingly, our future results could be materially adversely affected by a variety of factors, including changes in foreign currency exchange rates, changes in a specific country’s or region’s political or economic conditions, trade restrictions, import and export licensing requirements, the overlap of different tax structures or changes in international tax laws, changes in regulatory requirements, compliance with a variety of foreign laws and regulations and longer payment cycles in certain countries.

Government regulatory actions could disrupt our marketing efforts and product sales.

Various federal, state and local government authorities, including the Federal Trade Commission and the Consumer Product Safety Commission, regulate our marketing efforts and products. Our sales and profitability could be significantly harmed if any of these authorities commence a regulatory enforcement action that interrupts our marketing efforts, results in a product recall or negative publicity, or requires changes in product design.

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

Item 1B. Unresolved Staff Comments

No unresolved SEC staff comments were outstanding as of December 31, 2005.

Item 2. Properties

The following is a summary of principal properties owned or leased by the Company:

Location	Segment	Primary Function(s)	Owned or Leased	Lease Expiration	Approximate space
Washington	Fitness Equipment	Warehouse, production, and distribution	Leased	April 30, 2006	80,000 sq. feet
Washington	Fitness Equipment	Corporate headquarters, call center, warehouse	Leased	July 1, 2015	482,538 sq. feet
Washington	Fitness Equipment	Held for sale (sale completed in February 2006)	Owned		114,000 sq. feet
Oregon	Fitness Equipment	Warehouse, production, and distribution	Leased	February 14, 2012	250,000 sq. feet
Virginia	Fitness Equipment	Warehouse and distribution	Owned		105,000 sq. feet
Virginia	Fitness Equipment	Commercial equipment manufacturing	Owned		124,000 sq. feet
Virginia	Fitness Equipment	Engineering, prototyping, customer service, and administrative	Owned		27,000 sq. feet
Virginia	Fitness Equipment	Showroom	Owned		9,000 sq. feet
Virginia	Fitness Equipment	Commercial equipment sales and warehouse	Owned		29,500 sq. feet
Virginia	Fitness Equipment	Warehouse and distribution	Owned		86,000 sq. feet
Virginia	Fitness Equipment	Warehouse and distribution	Owned		65,000 sq. feet
Illinois	Fitness Equipment	Warehouse and distribution	Leased	December 31, 2008	139,000 sq. feet
Colorado	Fitness Equipment	Administrative, warehouse, production, testing, and distribution	Owned		86,000 sq. feet
Texas	Fitness Equipment	Warehouse and distribution	Owned		63,000 sq. feet
Texas	Fitness Equipment	Warehouse	Leased	Month-to-month	35,000 sq. feet
Texas	Fitness Equipment	Warehouse	Leased	Month-to-month	24,000 sq. feet
Texas	Fitness Equipment	Administrative, manufacturing, and warehouse	Owned		135,000 sq. feet
Oklahoma	Fitness Equipment	Manufacturing	Leased	December 31, 2011	125,000 sq. feet
Oklahoma	Fitness Equipment	Distribution	Leased	Month-to-month	22,500 sq. feet
Oklahoma	Fitness Equipment	Distribution	Leased	Month-to-month	22,500 sq. feet
Switzerland	Fitness Equipment	Administrative	Leased	December 31, 2007	4,112 sq. feet
Switzerland	Fitness Equipment	Warehouse and distribution	Leased	March 31, 2006	11,108 sq. feet
Germany	Fitness Equipment	Administrative and distribution	Leased	Month-to-month	2,798 sq. feet
United Kingdom	Fitness Equipment	Administrative, showroom, and warehouse	Leased	May 24, 2014	10,495 sq. feet
Italy	Fitness Equipment	Administrative and distribution	Leased	January 1, 2011	1,097 sq. feet
China	Fitness Equipment	Administrative	Leased	November 14, 2007	4,269 sq. feet
China	Fitness Equipment	Research and development	Leased	November 14, 2007	2,883 sq. feet
China	Fitness Equipment	Research and development	Leased	November 14, 2007	2,132 sq. feet
Canada	Fitness Equipment	Administrative and warehouse	Leased	Month-to-month	12,400 sq. feet
Canada	Fitness Equipment	Call center, distribution administration, warehouse, and showroom	Leased	April 1, 2010	32,000 sq. feet
California	Apparel	Retail Store	Leased	November 5, 2006	2,892 sq. feet
California	Apparel	Retail Store	Leased	August 1, 2007	2,800 sq. feet
California	Apparel	Retail Store	Leased	November 30, 2009	1,543 sq. feet
Colorado	Apparel	Apparel headquarters and warehouse	Leased	November 30, 2008	50,000 sq. feet
Colorado	Apparel	Retail Store	Leased	November 30, 2009	3,000 sq. feet
Georgia	Apparel	Retail Store	Leased	February 28, 2010	1,750 sq. feet
Germany	Apparel	European Apparel offices and warehouse	Leased	December 31, 2006	1,856 sq. meters
Hew Hampshire	Apparel	Retail Store	Leased	January 31, 2009	1,440 sq. feet
Illinois	Apparel	Retail Store	Leased	May 31, 2009	2,016 sq. feet
Oregon	Apparel	Retail Store	Leased	May 31, 2009	1,800 sq. feet
Utah	Apparel	Retail Store	Leased	December 31, 2006	2,500 sq. feet
Spain	Apparel	Retail Store	Leased	September 15, 2010	110 sq. meters

In general, our properties are well maintained, adequate and suitable for their purposes, and we believe these properties will meet our operational needs for the foreseeable future. If we require additional warehouse or office space, we believe we will be able to obtain such space on commercially reasonable terms.

Item 3. Legal Proceedings

In November 2005, the Company proceeded to trial in Salt Lake City, Utah in a case filed by ICON Health & Fitness, Inc. (“ICON”) claiming false advertising involving the Company’s advertising and promotion going back to 1987 for certain elements of its Bowflex home gyms and claiming trademark infringement for the name placed on a treadmill belt sold in 2002. On November 15, 2005, the jury returned a verdict in favor of ICON in the amount of $7.8 million. The verdict is subject to review by the Court on the issues of liability and damages and will not become final until the Court has issued additional rulings. The Company has filed additional briefings requesting that the Court overturn and/or reduce the damages and the matter remains under consideration by the Court. The Company believes the jury’s advisory verdict is inconsistent with the law and the evidence presented at trial and that the evidence does not support the damage award. Thus, the Company has not accrued any material amounts for this case. The Company will continue to vigorously contest this verdict.

In December 2002, the Company filed suit against ICON in the Federal District Court, Western District of Washington (the “District Court”) alleging infringement by ICON of the Company’s Bowflex patents and trademarks. The Company sought injunctive relief, monetary damages and its fees and costs. In October 2003, the District Court dismissed the patent infringement claims. The Company appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) and in November 2003, the Appeals Court overruled the District Court and reinstated the patent infringement claims. In May 2005 the District Court again dismissed the patent infringement case against ICON. The Company has appealed this case to the Appeals Court, which has previously ruled in favor of Nautilus in two separate appeals on this matter.

In July 2003, the District Court ruled in favor of the Company on a motion for preliminary injunction on the issue of trademark infringement and entered an order barring ICON from using the trademark “CrossBow” on any exercise equipment. In its ruling, the District Court concluded that the Company showed “a probability of success on the merits and irreparable injury” on its trademark infringement claim. In August 2003, the Appeals Court granted ICON a temporary stay regarding the motion for a preliminary injunction, which enjoined ICON from using the trademark “CrossBow.” This stay allowed ICON to continue using the trademark “CrossBow” until a decision was issued by the Appeals Court. In June 2004, the Appeals Court issued its decision upholding the issuance of an injunction, and preventing ICON from selling exercise equipment using the trademark “CrossBow” pending trial on the trademark issue. A trial date has been set for October 2006 in the District Court on this claim.

ICON had been using the term “CrossBar” on certain exercise equipment in response to the litigation regarding its use of “CrossBow.” In July 2004, the Company filed an additional suit against ICON in the District Court alleging that ICON has further infringed on the Bowflex trademark by the use of the “CrossBar” trademark. ICON and the Company have now reached a voluntary resolution of that lawsuit, and the case has been dismissed.

In addition to the matters described above, from time to time the Company is subject to litigation, claims and assessments that arise in the ordinary course of business, including disputes that may arise from intellectual property related matters. Many of our legal matters are covered in whole or in part by insurance. Management believes that any liability resulting from such matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock

Our common stock is listed on the New York Stock Exchange and trades under the symbol “NLS.” As of March 1, 2006, 32,800,986 shares of our common stock were issued and outstanding and held by 79 beneficial stockholders.

The following table summarizes the high and low closing prices and dividends paid for each period indicated:

	High	Low	Dividends Paid
2005:
Quarter 1	$24.59	$20.25	$0.10
Quarter 2	28.95	22.68	0.10
Quarter 3	29.65	22.07	0.10
Quarter 4	22.15	16.83	0.10

2004:
Quarter 1	$17.08	$13.37	$0.10
Quarter 2	19.65	14.50	0.10
Quarter 3	23.10	16.95	0.10
Quarter 4	25.25	18.98	0.10

The total amount of dividends paid in 2005 and 2004 were $13.4 million and $13.1 million or $0.40 per share, respectively. Payment of any future dividends is at the discretion of our Board of Directors, which considers various factors, such as our financial condition, operating results, current and anticipated cash needs and expansion plans.

Stockholder Matters

The following table provides information about the Company’s equity compensation plans as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,402,110	$17.41	3,978,284	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	2,402,110	$17.41	3,978,284

(1)	125,000 performance units were granted in 2005, which reduces the remaining securities available for future issuance by 250,000 shares.

For further information on the Company’s equity compensation plans, see Note 1 and 2 of the Notes to Consolidated Financial Statements.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 to October 31, 2005	—	$—	—	$95,420,000
November 1, 2005 to November 30, 2005	637,900	17.33	637,900	84,364,000
December 1, 2005 to December 31, 2005	—	—	—	84,364,000

Total	637,900	$17.33	637,900	$84,364,000

(1)	In March 2005, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock in open-market transactions, at times and in such amounts as management deems appropriate, depending on market conditions and other factors. The authorization expires on March 31, 2008, unless extended by the Board of Directors. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. In March 2006, the Company signed an amended revolving credit agreement, which provides that for the period commencing on January 1, 2006 until such time as the fixed charge coverage ratio shall be equal to or greater than 1.20 to 1.00, the Company may only make capital distributions for the repurchase of shares in an aggregate amount not to exceed $30 million.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below for each year in the five-year period ended December 31, 2005 has been derived from our audited financial statements. The balance sheet data as of December 31, 2005 and 2004 and the statement of operations data for each of the years in the three year period ended December 31, 2005 have been derived from our audited financial statements included herein. The balance sheet data as of December 31, 2003, 2002, and 2001 and the statement of operations data for the years ended December 31, 2002 and 2001 have been derived from our audited financial statements not included in this document. The data presented below should be read in conjunction with our financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Comparability of financial results is affected by the acquisition of Schwinn Fitness in September 2001, StairMaster in February 2002, and Pearl Izumi in July 2005. For further discussion of financial information related to the acquisition of Pearl Izumi, see Note 4 of the Notes to Consolidated Financial Statements. Also, certain amounts from previous years have been reclassified to conform to the 2005 presentation with no effect on previously reported consolidated net income or stockholders’ equity.

In Thousands (except per share amounts)	2005	2004	2003	2002	2001
Statement of Operations Data

Net sales	$631,310	$523,837	$498,836	$584,650	$363,862
Cost of sales	352,496	279,043	247,020	247,598	138,470

Gross profit	278,814	244,794	251,816	337,052	225,392

Operating expenses: Selling and marketing	179,656	156,577	149,245	145,258	99,813
General and administrative	48,826	31,033	37,098	26,017	15,574
Research and development	11,160	6,754	5,670	4,485	2,229
Royalties	5,368	5,968	7,987	10,108	7,363

Total operating expenses	245,010	200,332	200,000	185,868	124,979

Operating income	33,804	44,462	51,816	151,184	100,413

Other income (expense):
Interest income, net	1,179	1,357	839	1,561	4,024
Other—net	310	(172)	1,098	202	381

Total other income—net	1,489	1,185	1,937	1,763	4,405

Income before income taxes	35,293	45,647	53,753	152,947	104,818
Income tax expense	12,293	15,662	19,351	55,060	38,235

Net income	$23,000	$29,985	$34,402	$97,887	$66,583

Basic earnings per share	$0.69	$0.92	$1.06	$2.84	$1.89
Diluted earnings per share	$0.68	$0.90	$1.04	$2.79	$1.85
Cash dividends per share	$0.40	$0.40	$0.40	$—	$—
Basic shares outstanding	33,303	32,757	32,580	34,499	35,184
Diluted shares outstanding	33,857	33,394	33,019	35,143	35,966

Balance Sheet Data

Cash, cash equivalents, and short-term investments	$7,984	$104,585	$72,634	$49,297	$51,709
Working capital	106,971	169,549	138,711	109,023	84,366
Total assets	413,286	359,641	311,935	276,653	193,905
Long-term obligations	5,610	200	—	—	—
Stockholders’ equity	252,466	252,036	226,128	202,423	147,414

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

Executive Overview	25
Critical Accounting Policies	26
Results of Operations	29
Liquidity and Capital Resources	35
Off-Balance Sheet Arrangements	36
Inflation and Price Increases	36
Recent Accounting Pronouncements	37

EXECUTIVE OVERVIEW

In 2005, we embarked on a growth plan designed to place the Company as the global leader in the fitness industry. Following the completion of our turnaround in 2004, we now offer a complete range of fitness products in virtually every business channel where consumers shop or exercise, and we continue to focus on our future with significant investments in product development, information systems, manufacturing, and marketing.

For the year, we delivered net sales of $631.3 million, a 20.5% increase from last year and the highest net sales in our Company’s history. While the first three quarters of 2005 surpassed prior year revenue and profit, we fell short of our target in the fourth quarter. We managed to grow net sales in 2005, but experienced an earnings decline of 23.3% to $0.68 per diluted share. Interest in our products and innovation remained strong, but we did not execute operationally as well as we should have. We uncovered gaps in our go-to-market process for new products, with many delays due to manufacturing and distribution issues, resulting in higher than anticipated costs.

We have identified the issues in our manufacturing and distribution processes as well as in our information systems, and we have already corrected many of the issues. Despite this setback, we did realize a number of noteworthy achievements in 2005:

•	We completed two important acquisitions – fitness apparel brand Pearl Izumi USA and the Canadian fitness equipment distributor, Belko Canada. Long popular with cyclists, the high-performance Pearl Izumi brand has been expanded to serve runners. We expect other sports categories will follow. Belko Canada has been the exclusive Canadian distributor of the Company since 1996. We are looking forward to expanding the reach of our Nautilus, Bowflex, Schwinn Fitness, StairMaster and Trimline brands in the specialty and commercial markets, and intensifying our marketing of all brands across Canada.

•	We invested heavily in product development and introduced approximately 22 new products, including the next generation of our popular Bowflex TreadClimber cardio trainer, the Bowflex Revolution home gym, and Bowflex SelectTech dumbbells, specifically for women and teens. Our company has long been known for strength equipment, but now has a competitive offering of cardio equipment, which triples the addressable equipment market.

•	We grew in all five channels of distribution, with a 20.5% overall increase in net sales, and a net sales increase of 53.5% in our retail channel as we broadened our reach into sporting goods stores, warehouse clubs and department stores. We are the leading equipment supplier in the direct and specialty retail channels, and we recently established a team in China to work with suppliers and expand our international market presence.

•	We capitalized on the Nautilus brand with the launch of the Nautilus Institute, a research-based company initiative that provides the motivation and education to help more people live fit and healthy lives.

•	We repurchased 830,700 shares of our stock for a total investment of $15.6 million and paid dividends to our stockholders of 40 cents per share, or $13.4 million.

•	We invested $31.6 million in capital expenditures that positioned our Company to reap the benefits of improved efficiency for years to come. One significant portion of this investment consisted of an ERP system upgrade that will provide greater visibility to information to manage the business. Another significant portion of this investment was our new world headquarters facility in Vancouver, Washington, which allowed us to consolidate a large portion of our administrative operations and improve our Company’s ability to better serve customers and attract talent to our Company.

Going forward, we expect to reap the benefits of the considerable capital investments we made in 2005. We have very strong demand for our leading fitness brands, but our operations and manufacturing must catch up with our growing sales demand.

We are excited about 2006 and believe it will represent continued growth and market share expansion. We believe that we have made the right investments to grow our business, and we are optimistic about the many initiatives we have underway, including leveraging our innovation pipeline and expanding our retail assortments, to enhance productivity and expand our margins. We are committed to achieving operational excellence by structuring our efforts around the principles of quality control, customer service and cost reduction.

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

Revenue Recognition

We recognize revenue when products are shipped and we have no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectibility is reasonably assured or probable, and title and risk of loss have passed. Revenue is recognized net of applicable promotional discounts, rebates, and return allowances, some of which need to be estimated at the time we recognize revenue. In addition, revenue is recognized upon final installation for the Nautilus commercial equipment if we are responsible for installation. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. In addition, from time to time, we arrange for leases or other financing sources to enable certain of our commercial customers to purchase our equipment. In the event that a guarantee of the commercial customer’s lease obligation is made, we record a liability and corresponding reduction of revenue for the estimated fair value of the guarantee and then recognize that revenue over the life of the lease obligation, unless a loss is actually incurred related to such guarantee. We recognize estimated losses as they become probable and can be reasonably estimated.

Stock-Based Compensation

Prior to January 1, 2006, we measured compensation expense for our stock-based employee compensation plans using the method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In Note 1 of the Notes to Consolidated Financial Statements, we provide pro forma disclosures of net income and earnings per share as if the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense. Effective January 1, 2006, we changed to recognize compensation expense for all options granted using a fair value approach, as required under SFAS No. 123R, “Share-Based Payment.” We are currently evaluating whether to use the Black-Scholes or an alternative method of calculating the fair value of our equity awards. These methods require the use of estimates, and will have a significant impact on our financial position and results of operations which has not yet been determined.

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

Intangible Asset Valuation

Currently, intangible assets consist predominantly of the Nautilus®, Schwinn® Fitness, StairMaster® and Pearl iZUMi® trademarks, and goodwill associated with the acquisitions of Schwinn® Fitness, Belko Canada and Pearl iZUMi®. Management estimates affecting these trademark and goodwill valuations include determination of useful lives and estimates of future cash flows and fair values to perform an impairment analysis on an annual basis or more frequently if additional circumstances arise. Management estimates that the Nautilus®, StairMaster® and Pearl iZUMi® trademarks have an indefinite life while the Schwinn® Fitness trademark has an estimated useful live of 20 years. Any major change in the useful lives and/or the determination of an impairment associated with the valuation of the aforementioned intangible assets may result in asset value write-downs, which could have a significant impact on our results of operations in the period or periods in which the asset write-down is recorded.

Income Tax Provision

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

RESULTS OF OPERATIONS

This MD&A should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this report. We believe that period-to-period comparisons of our operating results are not necessarily indicative of future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies that operate in evolving markets. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. For more information, see our discussion of Risks and Uncertainties beginning on page 17.

The Company acquired DashAmerica, Inc. d/b/a Pearl Izumi USA on July 7, 2005 for approximately $70.0 million including acquisition costs, net of cash acquired plus $5.3 million in assumed debt. Pearl Izumi is a provider of fitness apparel and footwear for cyclists, runners and fitness enthusiasts. Our Pearl Izumi apparel products are sold through sporting good dealers, retailers, independent bike dealers and Company owned retail outlets.

Prior to the acquisition of Pearl Izumi, the Company had predominantly operated in one industry segment: the design, production, marketing and selling of branded health and fitness products sold under the Nautilus, Bowflex, Schwinn Fitness, StairMaster and Trimline brand names. Following the acquisition, the Company began operating as two segments, the fitness equipment segment and the fitness apparel segment. This is how Company management now reviews the financial results, thus making it the basis under which financial information is presented and results are explained in this Form 10-K.

The following tables present certain consolidated financial data as a percentage of net sales and statement of operations data comparing results for 2005, 2004, and 2003:

Statement of Operations Data

	Year Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	55.8	53.3	49.5

Gross profit	44.2	46.7	50.5

Operating expenses:
Selling and marketing	28.4	29.9	29.9
General and administrative	7.7	5.9	7.4
Research and development	1.8	1.3	1.2
Royalties	0.9	1.1	1.6

Total operating expenses	38.8	38.2	40.1

Operating income	5.4	8.5	10.4
Other income - net	0.2	0.2	0.4

Income before income taxes	5.6	8.7	10.8
Income tax expense	2.0	3.0	3.9

Net income	3.6%	5.7%	6.9%

Statement of Operations Data

	Year Ended December 31,
				2005-2004		2004-2003
(In Thousands)	2005	2004	2003	$ change	% change	$ change	% change
Net sales	$631,310	$523,837	$498,836	$107,473	20.5%	$25,001	5.0%
Cost of sales	352,496	279,043	247,020	73,453	26.3%	32,023	13.0%

Gross profit	278,814	244,794	251,816	34,020	13.9%	(7,022)	-2.8%

Operating expenses:
Selling and marketing	179,656	156,577	149,245	23,079	14.7%	7,332	4.9%
General and administrative	48,826	31,033	37,098	17,793	57.3%	(6,065)	-16.3%
Research and development	11,160	6,754	5,670	4,406	65.2%	1,084	19.1%
Royalties	5,368	5,968	7,987	(600)	-10.1%	(2,019)	-25.3%

Total operating expenses	245,010	200,332	200,000	44,678	22.3%	332	0.2%

Operating income	33,804	44,462	51,816	(10,658)	-24.0%	(7,354)	-14.2%
Other income - net	1,489	1,185	1,937	304	25.7%	(752)	-38.8%

Income before income taxes	35,293	45,647	53,753	(10,354)	-22.7%	(8,106)	-15.1%
Income tax expense	12,293	15,662	19,351	(3,369)	-21.5%	(3,689)	-19.1%

Net income	$23,000	$29,985	$34,402	$(6,985)	-23.3%	$(4,417)	-12.8%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

Net Sales

Net sales were $631.3 million for 2005 compared to $523.8 million for 2004, an increase of $107.5 million or 20.5%. The acquisitions of Pearl Izumi and the Canadian distributor in 2005 represented $45.6 million of this increase in net sales.

Net sales from the fitness equipment segment were $607.3 million for 2005 compared to $523.8 million in 2004.

•	Net sales from the commercial channel were $72.9 million in 2005 compared to $67.4 million in 2004, an increase of $5.5 million or 8.2%. The increase is primarily attributed to the introduction of the commercial grade TreadClimber during the second quarter of 2005, in addition to continued sales of the Nautilus Commercial Series treadmills that started shipping during the first quarter of 2005.

•	Net sales from the specialty retail channel were $76.3 million in 2005 compared to $68.2 million in 2004, an increase of $8.1 million or 11.9%. The increase in net sales is due primarily to increased unit sales from new products introduced into the specialty channel during 2005, specifically the Bowflex SelectTech, TreadClimber and home-gym products.

•	Net sales from the retail channel were $111.1 million in 2005 compared to $72.4 million in 2004, an increase of $38.7 million or 53.5%. The increase in net sales is a result of new products being introduced into the retail channel, specifically SelectTech, TreadClimber and new Bowflex home-gym products. The increase was also due to gaining additional retail customers as well as expanding the number of products offered at existing customer locations.

•	Net sales from the direct channel were $293.9 million in 2005 compared to $266.5 million in 2004, an increase of $27.4 million or 10.3%. The increase in direct channel sales was due to increased sales volumes of Bowflex home gyms, TreadClimber products and SelectTech dumbbells. In addition, net sales increased approximately $12.4 million as the result of a price increase in certain TreadClimber and Bowflex home gym products that took place during 2005.

•	Net sales from the international channel were $53.1 million in 2005 compared to $49.5 million in 2004, an increase of $3.7 million or 7.4%. The international channel represents fitness equipment sales outside of the Americas and includes sales through the commercial, retail and direct channels. The increase in net sales was attributed to continued formation of new commercial, retail and direct marketing relationships in Australia, Germany, New Zealand, and the United Kingdom.

Since the acquisition of Pearl Izumi, net sales from the fitness apparel segment totaled $24.0 million for 2005. The fitness apparel segment primarily sells high quality fitness apparel for cyclists, runners and fitness enthusiasts under the Pearl Izumi brand name.

Gross Profit

Gross profit was $278.8 million in 2005 compared to $244.8 million in 2004, an increase of $34.0 million or 13.9%. The acquisitions of Pearl Izumi and Belko Canada in 2005 represented $22.3 million of this increase in gross profit. Our overall gross profit margin decreased to 44.2% in 2005, compared to 46.7% in 2004. The fitness equipment segment’s gross profit was $267.8 million in 2005 compared to $244.8 million in 2004, an increase of $23.0 million or 9.4%. The gross profit margin for the fitness equipment segment was 44.1% in 2005 compared to 46.7% in 2004. The decrease in gross margin was attributed to a combination of drivers that include shift in product sales mix; inventory, warranty and factory-related costs and adjustments; higher transportation costs; and additional costs incurred to introduce and support several new product launches. This decline in 2005 gross margin as compared to 2004 was partially offset by the absence of additional warranty and product safety reinforcement related costs associated with doubling of the Bowflex Power Pro warranty and greater than anticipated customer response for the Bowflex Power Pro reinforcement kit during the first half of 2004. The fitness apparel segment’s gross profit was $11.0 million, with a gross profit margin of 45.9%.

Operating Expenses

Selling and Marketing

Selling and marketing expense was $179.7 million in 2005 compared to $156.6 million in 2004, an increase of $23.1 million or 14.7%. The acquisitions of Pearl Izumi and Belko Canada in 2005 represented $4.3 million of the increase in selling and marketing expenses. As a percentage of net sales, selling and marketing expense was 28.4% in 2005 compared to 29.9% in 2004. For the fitness equipment segment, selling and marketing expenses as a percentage of sales were 28.8% in 2005 compared to 29.9% in 2004. The decrease in fitness equipment segment selling and marketing expense as a percentage of net sales was primarily due to efficiencies gained in the Company’s direct marketing efforts. Specifically, advertising expense as a percentage of direct channel sales decreased by approximately 4.1 percentage points. These gains were partially offset by the fees of an outside ad agency and ongoing market research projects designed to continue improving the effectiveness of the overall marketing program. Similar ad agency and market research expenses were not incurred during the majority of 2004.

General and Administrative

General and administrative expenses were $48.8 million for 2005 compared to $31.0 million for 2004, an increase of $17.8 million or 57.3%. As a percentage of net sales, general and administrative expenses increased to 7.7% in 2005 as compared to 5.9% in 2004. The acquisitions of Pearl Izumi and the Canadian distributor in 2005 represented $4.2 million of the increase in general and administrative expenses. Besides the increase associated with these acquisitions, general and administrative expenses increased primarily due to increased legal fees of approximately $5.7 million mostly related to litigation with ICON Health & Fitness, Inc. Consistent with our consumer-based business strategy to drive growth while investing in our future, general and administrative costs also increased approximately $8.3 million due to expenses associated with consolidating information systems. The primary drivers of the information systems costs were increased consulting fees, software license fees and wages. Additionally, we recorded one-time charges in 2005 and 2004, respectively, consisting of the payment of a civil penalty in the amount of $1.0 million to the Consumer Product Safety Commission and a $1.8 million pretax gain on the sale of land that reduced 2004 expense.

Research and Development

Research and development increased $4.4 million to $11.2 million in 2005 from $6.8 million in 2004, an increase of 65.2%. The acquisition of Pearl Izumi in 2005 represented $1.1 million of the increase in research and development expenses. Besides the increase associated with this acquisition, research and development expenses increased primarily due to higher staffing levels and prototype costs incurred to support the innovation component of our consumer driven business strategy.

Royalties

Royalty expense decreased 10.1% to $5.4 million in 2005 as compared to $6.0 million in 2004. Our direct and commercial/retail segments have several agreements under which we are obligated to pay royalty fees on certain products. The decrease in our royalty expense was primarily attributable to the April 2004 expiration of a royalty agreement related to the Bowflex patents. This decrease in Bowflex related royalties was partially offset by royalty expense associated with our TreadClimber and elliptical product sales. We are obligated to pay royalties, at the rate of 3% of TreadClimber sales, to the inventor of the main patent on the TreadClimber until this patent expires on December 13, 2013.

Effective Income Tax Rates

Income tax expense was $12.3 million in 2005 compared to $15.7 million in 2004, a decrease of $3.4 million or 21.5%. The decrease was primarily due to fluctuations in income before income taxes. The effective income tax rate increased from 34.3% in 2004 to 34.8% in 2005. The increase in the 2005 effective income tax rate compared to 2004 is primarily due to a nondeductible Consumer Product Safety Commission civil penalty.

Net Income

For the reasons discussed above, net income declined to $23.0 million in 2005 from $30.0 million in 2004, a decrease of 23.3%.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Net Sales

Net sales were $523.8 million for 2004 compared to $498.8 million for 2003, an increase of $25.0 million or 5.0%. The increase in net sales was due to several factors, including product innovation in the Bowflex home-gym line, strong demand for the Bowflex TreadClimber cardio products, and the introduction of Bowflex SelectTech dumbbells, coupled with more effective advertising placement and an increase in consumer financing approval rates. Additionally, sales of Bowflex branded products within the retail sales channel represented approximately $7.1 million of the overall increase in sales and our international operations that handle sales outside of the America’s performed strongly, increasing net sales by $7.6 million to $43.9 million in 2004 from $36.3 million in 2003.

Gross Profit

Gross profit decreased by $7.0 million to $244.8 million in 2004 as compared to $251.8 million in 2003, or a 2.8% decline. The gross profit margin decreased to 46.7% in 2004 from 50.5% in 2003. The decline was primarily due to increased promotions to drive sales growth, a change in direct product sales mix from the higher margin Bowflex home gym products to the TreadClimber and SelectTech products, and to increased shipping costs due to the combination of carrier rate increase and certain sales promotions. Additionally, the decline in gross profit margin can be attributed to the expansion of sales into large volume, lower margin retail customers consistent with our diversification strategy.

Operating Expenses

Selling and Marketing

Selling and marketing expenses were $156.6 million for 2004 compared to $149.2 million for 2003, an increase of $7.3 million or 4.9%. As a percentage of net sales, overall selling and marketing expenses remained consistent in 2004 as compared to 2003 at 29.9%. This was mainly due to strong consumer demand for our Bowflex products and higher consumer financing approval rates, which allowed the Company to reduce the direct segment advertising expense by 6.3% while achieving the same sales volume. These savings were offset by an increase in consumer financing fees due to stronger financing utilization by our direct consumers of 63.8% in 2004 compared to 43.0% in 2003.

General and Administrative

General and administrative expenses were $31.0 million for 2004 compared to $37.1 million for 2003, a decrease of $6.1 million or 16.3%. As a percentage of net sales, general and administrative expenses decreased to 5.9% in 2004 as compared to 7.4% in 2003. This decrease was due primarily to reductions in 2004 wage and consulting costs associated with the implementation of our information systems, which was completed towards the end of 2003, as well as to a $1.8 million one-time gain on the sale of property incurred during the third quarter of 2004 which offset general and administrative expenses. Legal related costs also decreased by $1.5 million from 2003 to 2004 due mostly to developments in the ICON legal matters.

Research and Development

Research and development increased $1.1 million to $6.8 million in 2004 from $5.7 million in 2003. The increase in research and development was due primarily to additional employees added to support the ongoing innovation initiative within our Company.

Royalties

Royalty expense decreased 25.3% to $6.0 million in 2004 as compared to $8.0 million in 2003. We have several agreements under which we are obligated to pay royalty fees on certain products. The decrease in our royalty expense was primarily attributable to the April 2004 expiration of a royalty agreement related to the Bowflex patents. This decrease in Bowflex related royalties was partially offset by royalty expense associated with our TreadClimber and elliptical product sales.

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

QUARTERLY RESULTS OF OPERATIONS

The following table presents our operating results for each of the quarters in the periods ended December 31, 2005 and 2004. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments have been included to present fairly the unaudited quarterly results when read together with our audited financial statements and the related notes. Certain amounts from previous periods have been reclassified to conform to the 2005 full-year presentation with no effect on previously reported consolidated net income or stockholders’ equity. These operating results are not necessarily indicative of the results of any future period. Due to diversification towards the commercial and retail sales channels, we expect heightened seasonality in our fitness equipment business. We expect sales in the second quarter to be weakest while the fourth quarter should be our strongest. We expect the third quarter will generally be stronger than the first quarter. For the apparel business, the first quarter tends to be the strongest, followed by the third and second quarters, respectively. We expect apparel sales to be weakest in the fourth quarter.

While the first three quarters of 2005 surpassed prior year revenue and profit, we fell short of our target in the fourth quarter. We managed to grow net sales in 2005, but experienced an earnings decline of 23.3% to $0.68 per diluted share. Interest in our products and innovation remained strong, but we did not execute operationally as well as we should have. We uncovered gaps in our go-to-market process for new products, with many delays due to manufacturing and distribution issues, resulting in higher than anticipated costs.

	QUARTER ENDED
In Thousands (except per share)	March 31	June 30	September 30	December 31	Total

Fiscal 2005:

Net sales	$156,388	$129,581	$163,308	$182,033	$631,310
Gross profit	76,773	58,054	72,286	71,701	278,814
Operating income	14,138	3,802	12,461	3,403	33,804

Net income	9,429	3,330	8,271	1,970	23,000

Earnings per share:
Basic	0.28	0.10	0.25	0.06	0.69
Diluted	0.28	0.10	0.24	0.06	0.68

Fiscal 2004:

Net sales	$130,896	$100,179	$123,182	$169,580	$523,837
Gross profit	56,856	49,321	58,605	80,012	244,794
Operating income	9,819	2,721	11,278	20,644	44,462

Net income	6,437	1,935	7,455	14,158	29,985

Earnings per share:
Basic	0.20	0.06	0.23	0.43	0.92
Diluted	0.19	0.06	0.22	0.42	0.90

LIQUIDITY AND CAPITAL RESOURCES

Our operating, investing, and financing activities resulted in cash and cash equivalents of $8.0 million as of December 31, 2005. We used $9.6 million in our operating activities in 2005 compared to $47.0 million in net cash generated by our operating activities in 2004. Excluding assets acquired through acquisition, the changes in operating cash flow comparing 2005 to 2004 can be attributed to increases in trade receivables and inventories of $16.3 million and $33.3 million, respectively. The increase in trade receivables reflects our ongoing growth in sales channels with longer payment terms. More specifically, the direct-marketing model involves collecting cash at time of shipment, while sales through commercial and retail channels involve shipping product and subsequently collecting cash according to agreed upon payment terms. The majority of our sales growth during 2005 was in the commercial and retail sales channels. While inventories at the end of 2005 were higher than what we anticipated, the increase in inventories reflect unseasonably low levels at the end of 2004 due to supply chain issues.

Working capital was $107.0 million at December 31, 2005 compared to $169.5 million at December 31, 2004. The decrease in working capital is primarily due to the acquisitions of Pearl Izumi and Belko Canada. The combination of these acquisitions during 2005 reduced our cash, cash equivalents and short-term investments by $73.7 million.

Net cash used by investing activities was $17.6 million in 2005 compared with net cash used by investing activities in 2004 of $42.6 million. The largest single component of investing activities during 2005 was cash inflow associated with the liquidation of short-term investments in the amount of $85.3 million. Cash outflows associated with two acquisitions and capital expenditures exceeded cash received from investment liquidations in 2005. During 2005, the Company invested approximately $73.7 million to acquire Belko Canada and Pearl Izumi. Capital expenditures were $31.8 million in 2005 compared to $9.0 million in 2004. Capital expenditures during 2005 consisted of manufacturing equipment to support our new product offerings, information systems to support the implementation of a unified technology platform, and renovation costs associated with our new world headquarters. The capital expenditures in 2004 primarily consisted of manufacturing equipment and information systems and related equipment. In addition during the first quarter of 2005, the Company collected $3.0 million from the sale of a property in Las Vegas that occurred during the third quarter of 2004.

Net cash generated in financing activities was $16.5 million in 2005, which can be largely attributed to net borrowings of $40.1 million on a multi-year revolving credit facility established in the fourth quarter, as well as $5.6 million in proceeds from the exercise of stock options. This cash infusion was partially offset by cash dividends paid of $13.4 million and $15.6 million in repurchased stock. Net cash used in financing activities was $6.5 million in 2004, which can be attributed to cash dividends paid of $13.1 million offset by the proceeds from the exercise of stock options of $6.6 million.

On November 18, 2005, the Company entered into a five year unsecured credit agreement to include revolving loans, letters of credit and swing loans for a maximum commitment of $65.0 million, with sub-limits on the swing loans and letters of credit. The credit facility includes an option for the Company to reduce the maximum commitment from time to time. Under the credit agreement, borrowings will bear interest based upon the prime rate or Eurodollar rates with a provision for a spread over such rates based upon the Company’s consolidated leverage ratio. At December 31, 2005, the interest rate ranged from 5.025% to 5.275% and the Company had $40.1 million outstanding under the credit agreement. The credit agreement contains certain financial and non-financial covenants, which include but are not limited to a leverage ratio and fixed charge coverage ratio. The credit facility was amended in March 2006, which included a waiver for the fixed charge coverage ratio and certain technical covenants with which the Company was out of compliance.

Prior to executing the credit agreement, the Company had a line of credit for $10.0 million with a different financial institution. At December 31, 2005 and 2004, the Company had $8.7 million and $8.1 million, respectively in stand by letters of credit with Asian vendors reducing the available balance.

The Company issued a $1.5 million non-interest bearing promissory note ($1.3 million, net of imputed interest) as part of the purchase price in the Belko Canada acquisition which is payable in full in May, 2008. As part of the acquisition of Pearl Izumi, the Company became obligated on two non-interest bearing notes of

$4.4 million and $0.9 million, net of imputed interest. The $4.4 million note requires payment of $300,000 in February 2006, and $150,000 per quarter beginning March 2007 through December 2016. The $0.9 million note requires payments of $150,000 per quarter beginning September 2005 through December 2006.

We believe our existing cash and cash equivalents balances, cash generated from operations and borrowings available under our lines of credit, will be sufficient to meet our working capital, stock repurchase, dividend and debt requirements for at least the next 12 months.

The Company’s contractual obligations and commercial commitments (as defined in Item 303(a)(5) of Regulation S-K under the Securities Exchange Act of 1934) as of December 31, 2005 are as follows:

(In Thousands)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$6,273	707	478	2,080	3,008
Capital lease obligations	37	20	17	—	—
Operating lease obligations	33,960	5,439	10,383	7,409	10,729
Purchase obligations	68,323	66,176	2,147	—	—
Other long-term liabilities *	200	200	—	—	—

Total	$108,793	$72,542	$13,025	$9,489	$13,737

*	Certain contractual obligations and commercial commitments are excluded from this table because they require imprecise measurement or are of a contingent nature (e.g., off-balance sheet arrangements described below).

Due to the majority of our inventory being sourced from Asia, the Company has long lead times for inventory purchases and needs to secure factory capacity from our vendors in advance. As a result, approximately $66.3 million of the $68.3 million in purchase obligations is for inventory purchases. This inventory is predominately related to anticipated sales in the first half of 2006.

OFF-BALANCE SHEET ARRANGEMENTS

From time to time, we arrange for leases or other financing sources with third parties to enable certain of our commercial customers to purchase our equipment. While most of these financings are without recourse, in certain cases we may offer a guaranty or other recourse provisions. The purpose of these guaranties is to increase our selling opportunities to commercial customers that would not otherwise be able to obtain financing to purchase our equipment. At December 31, 2005 and 2004, the maximum contingent liability under all recourse provisions was approximately $4.1 million and $4.4 million, respectively. Refer to Note 1 of the Notes to Consolidated Financial Statements for further discussion of the accounting treatment for these arrangements. We expect an increase in these types of arrangements going forward.

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

During 2004, we experienced increases in the price of steel, a major component of our products, and during 2005 we experienced increases in distributions costs as the result of an increase in the price of fuel. To the extent these costs continue to increase, our gross margins in 2006 may continue to be negatively impacted. Effective August 1, 2005, we implemented a transportation surcharge passing some of the cost increases to the end consumer.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which will be effective for the Company’s first quarter beginning January 1, 2006. The new standard will require us to expense stock options and other share based payments. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option-pricing model to value options and are currently assessing which model we will use in the future. We have not determined the financial impact of implementing SFAS No. 123R on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. This statement clarifies the accounting for abnormal amounts of idle facility expense and freight and handling costs when those costs may be so abnormal as to require treatment as period charges. This statement is effective for the Company’s first quarter beginning January 1, 2006. We do not anticipate this pronouncement will have a material impact on the consolidated financial statements.

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

Foreign Exchange Risk

The Company is exposed to foreign exchange risk from currency fluctuations, mainly in Europe and Canada. Given the relative size of the Company’s current foreign operations, the Company does not believe the exposure to changes in applicable foreign currencies to be material, such that it could have a significant impact on our current or near-term financial position, results of operations, or cash flows. Management estimates the maximum impact on stockholders’ equity of a 10% change in any applicable foreign currency to be $1.2 million.

Interest Rate Risk

The Company is exposed to market risk for changes in interest rates related to its credit agreements. The credit agreements are at variable interest rates and as of December 31, 2005, the Company had outstanding borrowings under the credit facility of $40.1 million. Due to the short-term nature of these borrowings, management believes that any reasonably possible near-term changes in related interest rates would not have a material impact on the Company’s financial position, results of operations, or cash flows.

The Company has historically invested in liquid debt instruments purchased with maturity dates of less than one year. Due to the short-term nature of those investments, management believes that any reasonably possible near-term changes in related interest rates would not have a material impact on the Company’s financial position, results of operations, or cash flows.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nautilus, Inc.

Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Nautilus, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nautilus, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of two material weaknesses.

DELOITTE & TOUCHE LLP

Portland, Oregon

March 16, 2006

NAUTILUS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(In Thousands, Except Share Data)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,984	$19,266
Short-term investments	—	85,319
Trade receivables (less allowance for doubtful accounts of $4,085 and $3,252 in 2005 and 2004, respectively)	116,908	95,593
Inventories	96,084	49,104
Prepaid expenses and other current assets	8,369	9,427
Short-term notes receivable	2,496	2,503
Asset held for sale	6,115	—
Current deferred tax assets	7,235	4,661

Total current assets	245,191	265,873

PROPERTY, PLANT AND EQUIPMENT, net	59,320	46,350

GOODWILL	64,404	29,755

OTHER ASSETS, net	44,371	17,663

TOTAL ASSETS	$413,286	$359,641

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$61,132	$57,861
Accrued liabilities	29,097	24,703
Short-term borrowings	40,147	—
Income taxes payable	3,810	10,803
Customer deposits	3,327	2,957
Current portion of long-term debt	707	—

Total current liabilities	138,220	96,324

NONCURRENT DEFERRED TAX LIABILITIES	16,990	11,081

OTHER NONCURRENT LIABILITIES	5,610	200

COMMITMENTS AND CONTINGENCIES (Notes 10 and 15)

STOCKHOLDERS’ EQUITY:
Common stock - 75,000,000 shares authorized; no par value; issued and outstanding, 32,779,611 and 33,147,758 shares in 2005 and 2004, respectively	3,549	10,682
Unearned stock compensation	(1,947)	(1,204)
Retained earnings	248,123	238,474
Accumulated other comprehensive income	2,741	4,084

Total stockholders’ equity	252,466	252,036

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$413,286	$359,641

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In Thousands, Except Share and Per Share Data)

	2005	2004	2003
NET SALES	$631,310	$523,837	$498,836

COST OF SALES	352,496	279,043	247,020

Gross profit	278,814	244,794	251,816

OPERATING EXPENSES:
Selling and marketing	179,656	156,577	149,245
General and administrative	48,826	31,033	37,098
Research and development	11,160	6,754	5,670
Related-party royalties	—	1,843	6,556
Third-party royalties	5,368	4,125	1,431

Total operating expenses	245,010	200,332	200,000

OPERATING INCOME	33,804	44,462	51,816

OTHER INCOME (EXPENSE):
Interest income, net	1,179	1,357	839
Other, net	310	(172)	1,098

Total other income - net	1,489	1,185	1,937

INCOME BEFORE INCOME TAXES	35,293	45,647	53,753

INCOME TAX EXPENSE	12,293	15,662	19,351

NET INCOME	$23,000	$29,985	$34,402

BASIC EARNINGS PER SHARE	$0.69	$0.92	$1.06

DILUTED EARNINGS PER SHARE	$0.68	$0.90	$1.04

Weighted average shares outstanding:

Basic shares outstanding	33,303,383	32,756,766	32,579,533

Diluted shares outstanding	33,856,896	33,394,160	33,018,694

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In Thousands, Except Share Data)

	Common Stock		Unearned Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
BALANCES, JANUARY 1, 2003	32,473,897		$—	$201,238	$1,185	$202,423
Net income	—	—	—	34,402	—	34,402
Cumulative translation adjustment	—	—	—	—	2,079	2,079

Comprehensive income						36,481
Dividends paid	—	—	—	(13,030)	—	(13,030)
Unearned stock compensation	—	1,700	(1,700)	—	—	—
Amortization of unearned stock compensation	—	—	156	—	—	156
Options exercised	231,851	979	—	—	—	979
Stock repurchased	(100,300)	(392)	—	(1,030)	—	(1,422)
Tax benefit of exercise of nonqualified options	—	541	—	—	—	541

BALANCES, DECEMBER 31, 2003	32,605,448	2,828	(1,544)	221,580	3,264	226,128
Net income	—	—	—	29,985	—	29,985
Cumulative translation adjustment	—	—	—	—	820	820

Comprehensive income						30,805
Dividends paid	—	—	—	(13,091)	—	(13,091)
Amortization of unearned stock compensation	—	—	340	—	—	340
Options exercised	542,310	6,569	—	—	—	6,569
Tax benefit of exercise of nonqualified options	—	1,285	—	—	—	1,285

BALANCES, DECEMBER 31, 2004	33,147,758	10,682	(1,204)	238,474	4,084	252,036
Net income	—	—	—	23,000	—	23,000
Cumulative translation adjustment	—	—	—	—	(1,343)	(1,343)

Comprehensive income						21,657
Dividends paid	—	—	—	(13,351)	—	(13,351)
Unearned stock compensation		1,106	(1,106)	—	—	—
Amortization of unearned stock compensation	—	—	363	—	—	363
Options exercised	462,553	5,609	—	—	—	5,609
Stock repurchased	(830,700)	(15,636)	—	—	—	(15,636)
Tax benefit of exercise of nonqualified options	—	1,788	—	—	—	1,788

BALANCES, DECEMBER 31, 2005	32,779,611	$3,549	$(1,947)	$248,123	$2,741	$252,466

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In Thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,000	$29,985	$34,402
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,354	11,972	12,274
(Decrease) increase in allowance for notes receivable	—	(594)	594
Amortization of unearned stock compensation	363	340	156
(Gain) loss on disposal of property, plant and equipment	17	(1,214)	119
Tax benefit of exercise of nonqualified options	1,788	1,285	541
Deferred income taxes	(437)	860	(663)
Changes in assets and liabilities, net of the effect of acquisitions:
Trade receivables	(16,261)	(19,702)	(23,966)
Inventories	(33,342)	4,693	11,650
Prepaid expenses and other assets	(1,564)	(1,036)	(837)
Trade payables	2,228	22,774	(6,672)
Income taxes payable	(4,600)	2,261	3,178
Accrued liabilities	2,315	(5,991)	12,214
Customer deposits	493	1,373	731

Net cash (used in) provided by operating activities	(9,646)	47,006	43,721

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(31,771)	(9,043)	(7,017)
Proceeds from sale of property, plant and equipment	2,972	641	54
Net increase in other assets	(449)	(596)	(640)
Acquisitions, net of cash acquired	(73,689)	—	—
Purchases of short-term investments	(49,352)	(126,143)	(99,833)
Proceeds from maturities of short-term investments	134,671	92,106	66,129
Net decrease in notes receivable	8	453	474

Net cash used in investing activities	(17,610)	(42,582)	(40,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid on common stock	(13,351)	(13,091)	(13,030)
Stock repurchases	(15,636)	—	(1,422)
Proceeds from exercise of stock options	5,609	6,569	979
Short-term borrowings, net	40,147	—	—
Principal payments on long-term debt	(300)	—	—

Net cash provided by (used in) financing activities	16,469	(6,522)	(13,473)

Effect of foreign currency exchange rate changes	(495)	12	218

(Continued)

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In Thousands)

	2005	2004		2003
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(11,282)		$(2,086)		$(10,367)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,266		21,352		31,719

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,984		$19,266		$21,352

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid for income taxes	$16,067		$10,831		$16,346

Cash paid for interest	$205	$		$

SUPPLEMENTAL DISCLOSURE OF OTHER NONCASH INVESTING ACTIVITY -
Other receivable issued as part of the sale of land	$—		$2,331		$—

Other long term liability issued in conjunction with the acquisition of certain intangible assets	$—		$200		$—

(Concluded)

See notes to consolidated financial statements.

NAUTILUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2005

(In Thousands, Except Share and Per Share Data)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Nautilus, Inc. and subsidiaries (the “Company”), a Washington corporation, is a leading marketer, developer, and manufacturer of branded health and fitness products sold under such well-known brands as Nautilus, Bowflex, Schwinn, StairMaster, Trimline and Pearl Izumi. These brands are distributed through well established direct to consumer, commercial, and retail channels. The Company’s consumer and commercial fitness equipment products include a full line of cardiovascular and weight resistance products such as home gyms, free weight equipment, treadmills, indoor cycling equipment, steppers, ellipticals, treadclimbers and fitness accessories. The Company’s fitness apparel products include an assortment of high-end performance apparel predominately marketed under the Pearl Izumi brand. The fitness apparel products are made for both men and women and can be classified into four main categories that include cycling, running, active outdoor, and accessories. These categories contain varying combinations of product lines that include base layer, footwear, jerseys, outerwear, shorts, tights, tops, gloves, socks, and other miscellaneous items.

Consolidation – The consolidated financial statements of the Company include Nautilus, Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated in the preparation of the consolidated financial statements.

Use of Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to revenue recognition, stock-based compensation, warranty reserves, legal reserves, sales return reserves, the allowance for doubtful accounts, inventory valuation, intangible asset valuation, and the income tax provision.

Cash and Cash Equivalents include cash on hand, cash deposited with banks and financial institutions, and highly liquid debt instruments purchased with original maturity dates of three months or less at the date of acquisition. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any historical losses in such accounts.

Short-term investments – Substantially all short-term investments were comprised of investment grade variable rate debt obligations, which are asset-backed and categorized as available-for-sale. Accordingly, investments in these securities are recorded at cost, which approximated fair value due to their variable interest rates, which typically reset every 35 days. Despite the long-term nature of the investments’ stated contractual maturities, we have the ability to quickly liquidate these securities. As a result of the resetting variable rates, we had no cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments was recorded as interest income.

Trade Receivables – The Company maintains an allowance for doubtful accounts receivable based upon our historical experience and the expected collectibility of all outstanding accounts receivable. Allowance for doubtful accounts receivable activity for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions*	Balance at End of Period
Allowance for doubtful accounts:
2005	$3,252	$1,874	$1,041	$4,085
2004	2,686	985	419	3,252
2003	3,147	388	849	2,686

*	Deductions represent amounts written off against the allowance, net of recoveries.

Inventories are stated at the lower of standard cost (standard or average, depending on location) or market. The Company evaluates the need for inventory valuation adjustments associated with obsolete, slow-moving and nonsaleable inventory by reviewing current transactions and forecasted product demand on a quarterly basis.

Asset Held for Sale consists entirely of the previous Company headquarters stated at net book value. The building was sold in February 2006 for approximately book value.

Property, Plant and Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Management reviews the investment in long-lived assets for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. There have been no such events or circumstances in each of the three years in the period ended December 31, 2005. If there were an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the assets and their eventual disposition. If these cash flows were less than the carrying amount of the assets, an impairment loss would be recognized to write down the assets to their estimated fair value.

Goodwill and Other Assets consist of license agreements, patents, trademarks and goodwill. Long-lived and intangible assets that are determined to have finite lives are amortized using the straight-line method over their estimated useful lives of two to twenty years and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset to determine whether a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the estimate of its fair value.

Certain intangible assets with indefinite useful lives are evaluated for impairment at least annually. The remaining useful lives of intangible assets with finite useful lives are evaluated at least annually. The Company reviews and tests its goodwill and intangible assets for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. Determination of fair value is based on estimated discounted future cash flows resulting from the use of the asset. The Company compares the implied fair value of goodwill and the estimated fair value of intangible assets to the carrying value. If the carrying value exceeds the estimate of fair value, the Company calculates impairment as the excess of the carrying value over the estimated fair value. The estimates of the fair value of goodwill and indefinite-lived intangible assets are based on a number of factors, including assumptions and estimates for projected sales, income, cash flows, and other operating performance measures. These assumptions and estimates may change in the future due to changes in economic conditions, in the Company’s ability to meet sales and profitability objectives, or changes in the Company’s business operations or strategic direction.

Any impairment charge would be classified as a component of general and administrative expenses. In the fourth quarter of 2005, the Company determined that goodwill and long-lived assets were not impaired.

Guarantees – From time to time, the Company arranges for commercial leases or other financing sources to enable certain of its commercial customers to purchase the Company’s equipment. While most of these financings are without recourse, in certain cases the Company provides a guarantee or other recourse provisions to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the commercial equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the commercial customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, in situations when collection of the lease payments is not probable. At December 31, 2005 and 2004, the maximum contingent liability under all such recourse and guarantee provisions, was approximately $4,095 and $4,433, respectively. As of December 31, 2005, lease terms on outstanding commercial customer financing arrangements were between 3 and 7 years. A reserve for estimated losses under recourse provisions of $70 and $79 has been recorded based on historical loss experience and is included in accrued expenses at December 31, 2005 and 2004, respectively. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has also recorded a liability and corresponding reduction of revenue of $78 and $146 for the years ended December 31, 2005 and 2004, respectively, for the estimated fair value of the Company’s guarantees issued. The fair value of the guarantees was determined based on the estimated risk premium a bank or similar institution would require in order to extend financing to a customer in the absence of a third-party guarantee. This liability is being reduced over the life of each respective guarantee. In most cases if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the commercial customer. It is not practical to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

The Company has an agreement with a financing company to provide second tier financing for consumers. Under normal circumstances, funding for this reserve comes from a percentage of each sale held back by the financing company. In the event that the financing company experiences higher consumer default rates than specified under our contract, we are required to pay an additional amount to the financing company. As of December 31, 2005, we have accrued $400 for this liability.

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

Sales Returns – The sales return reserve is maintained based on our historical experience of direct-marketed product return rates during the period in which a customer can return a product for refund of the full purchase price, less shipping and handling in certain instances. The return periods for direct-marketed product lines are typically six weeks depending on the specific product. We track product returns in order to identify any potential negative customer satisfaction trends. The Company also provides for estimated sales returns from customers in our retail channel. The estimates are based on historical rates of product returns. Sales return reserve activity for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Balance at Beginning of Period	Charged to Sales and Costs and Expenses		Deductions*	Balance at End of Period
Sales return reserves:
2005	$4,955	$16,990	(1)	$15,573	$6,372
2004	1,702	15,702		12,449	4,955
2003	2,550	8,346		9,194	1,702

*	Deductions represent product returns.
(1)	Includes $1.0 million from acquisitions that was not charged to expense.

The fitness equipment direct channel sales return reserve of $823 and $1,785 as of December 31, 2005 and 2004, respectively, is presented on the Consolidated Balance Sheets as part of accrued liabilities. The fitness equipment retail channel sales return reserve of $5,323 and $3,170 as of December 31, 2005 and 2004, respectively, are presented on the Consolidated Balance Sheets as a reduction of trade receivables. The fitness apparel channel sales return reserve of $227 as of December 31, 2005 is presented on the Consolidated Balance Sheets as part of accrued liabilities.

Warranty Costs – The Company’s warranty policy provides for coverage of defects in materials and workmanship. Warranty periods on the Company’s products range from two years to limited lifetime on the Bowflex lines of fitness products, and one to five years on Bowflex TreadClimbers, depending on the model and part, on a prorated basis. The commercial and retail line of fitness products include a lifetime warranty on the frame and structural parts, a four month to three year warranty on parts, labor, electronics, upholstery, grips and cables, and typically a five year warranty on motors. Warranty costs are estimated based on the Company’s experience and are charged to cost of sales as sales are recognized or as such estimates change. Warranty reserve activity for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions*	Balance at End of Period
Warranty reserves:
2005	$7,537	$11,114	$8,441	$10,210
2004	7,348	7,362	7,173	7,537
2003	5,358	5,845	3,855	7,348

*	Deductions represent warranty claims paid out in the form of service costs and/or product replacements.

Research and Development – Internal research and development costs relating to the development of new products, including significant improvements and refinements to existing products, are expensed as incurred and included separately in operating expenses. Third party research and development costs are expensed when the contracted work has been performed.

Advertising – The Company expenses advertising costs as incurred, except for commercial advertising production costs which are expensed at the time the first commercial is shown on television. Advertising expense was $79,306, $82,766 and $89,485 for the years ended December 31, 2005, 2004 and 2003, respectively.

Income Taxes – The Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance is recorded to reduce deferred tax assets to an amount for which realization is more likely than not. Any income tax contingencies are accounted for in accordance with SFAS No. 5 “Accounting for Contingencies.” Further, the Company realized income tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial statement purposes, any reduction in income tax obligations as a result of these tax benefits has been credited to common stock.

Foreign Currency Translations – Excluding Switzerland, the accounts of our foreign operations are measured using the local currency as the functional currency. These accounts are then translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and the weighted average exchange rates during the period for the results of operations. Translation gains and losses are accumulated as a separate component of stockholders’ equity and comprehensive income. For our Swiss operations, the local currency, the Swiss Franc, is remeasured to the functional currency, the U.S. dollar, with the related gains or losses recognized in current period net income.

Foreign Currency Transactions – Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income for the period in which exchange rates change. Net foreign currency transaction gains and (losses) were $999, ($175) and ($31) for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock-Based Compensation – The Company measures compensation expense for its stock-based employee compensation plans using the method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and furnishes the pro forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

The Company has not typically recognized compensation expense relating to employee stock options because it has typically granted options with an exercise price equal to the fair value of the stock on the effective date of grant. In July 2003, certain stock options were granted to the Company’s President and Chief Executive Officer at an exercise price $2.00 (two dollars) per share below the market price on the day of the grant, for which the Company recognized compensation expense of $363, $340, and $156 in 2005, 2004, and 2003, respectively. This arrangement was amended December 31, 2005 to eliminate the original discount per share.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the Black-Scholes option pricing model:

	2005	2004	2003
Net income, as reported	$23,000	$29,985	$34,402
Add: Stock-based employee compensation expense included in reported net income, net of tax	237	223	100
Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax	(1,854)	(2,967)	(3,215)

Net income, pro forma	$21,383	$27,241	$31,287

Basic earnings per share, as reported	$0.69	$0.92	$1.06
Basic earnings per share, pro forma	$0.64	$0.83	$0.96
Diluted earnings per share, as reported	$0.68	$0.90	$1.04
Diluted earnings per share, pro forma	$0.63	$0.82	$0.95

The pro forma amounts may not be indicative of the effects on reported net income for future years due to the effect of options vesting over a period of years, forfeitures, and the granting of stock compensation awards in future years.

Comprehensive Income is defined as net income as adjusted for changes to equity resulting from events other than net income or transactions related to an entity’s capital structure. Comprehensive income for the years ended December 31, 2005, 2004 and 2003 equals net income plus or minus the effect of foreign currency translation adjustments. The foreign currency translation adjustments are due to the translation of the financial statements of our foreign subsidiaries. Accumulated other comprehensive income consists solely of cumulative foreign currency translation adjustments as of December 31, 2005, 2004 and 2003.

Fair Value of Financial Instruments – The carrying amounts of the Company’s cash and cash equivalents, short-term investments, trade receivables, notes receivable, trade payables, accrued liabilities, and short-term borrowings approximate their estimated fair values due to the short-term maturities of those financial instruments. Given the relative size of the Company’s long-term obligations, management does not expect the fair value to materially differ from the carrying value.

Recent Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which will be effective for the Company’s first quarter beginning January 1, 2006. The new standard will require us to expense stock options and other share based payments. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option-pricing model to value options and are currently assessing which model we will use in the future. We have not determined the financial impact of implementing SFAS No. 123R on the Company’s financial statements. However, the impact under SFAS No. 123 is disclosed in Note 2 to these consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement clarifies the accounting for abnormal amounts of idle facility expense and freight and handling costs when those costs may be so abnormal as to require treatment as period charges. This statement is effective for the Company’s first quarter beginning January 1, 2006. We do not anticipate this pronouncement will have a material impact on the consolidated financial statements.

Reclassifications – Certain amounts from 2004 and 2003 have been reclassified to conform to the 2005 presentation with no effect on previously reported consolidated net income or stockholders’ equity.

2. STOCK-BASED COMPENSATION

On June 6, 2005 the shareholders of the Company approved the Nautilus, Inc. 2005 Long Term Incentive Plan (the “Plan”). The Plan permits flexibility in types of awards, and specific terms of awards, which will allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value.

The aggregate number of shares of common stock authorized for issuance as awards under the Plan is 4,000,000, plus any shares of common stock that were previously reserved for issuance under the Company’s Stock Option Plan and were not subject to grant on June 6, 2005 or as to which the option award is forfeited on or after June 6, 2005. The maximum aggregate number of shares of common stock subject to stock options, stock appreciation rights, restricted stock or stock unit awards which may be granted to any one participant in any one year under the Plan is 1,000,000.

The aggregate number of shares available for issuance under the Plan shall be reduced by two (2) shares for each share delivered in settlement of any stock appreciation rights, restricted stock, stock unit or performance unit award, and one (1) share for each share delivered in settlement of a stock option award.

At December 31, 2005, 3,978,284 shares are available for future issuance under the Plan. Stock options granted generally have an exercise price equal to the closing market price of the Company’s stock on the day before the date of grant, and vesting periods vary by option granted, generally no longer than five years.

Stock Options

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants in 2005, 2004 and 2003:

	2005	2004	2003
Dividend yield	2.2%	2.5%	3.5%
Risk-free interest rate	4.2%	4.3%	3.9%
Expected volatility	65.0%	48.0%	59.0%
Expected option lives	5.0 years	5.5 years	10 years

Weighted-average fair value of options granted per share	$11.10	$7.41	$4.75
Weighted-average fair value of options granted below market price per share	$—	$—	$4.83

A summary of the Company’s stock option plans as of December 31, 2005, 2004 and 2003, and changes during the years ended on those dates is presented below.

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,748,563	$15.54	2,665,503	$13.92	1,599,987	$17.26
Granted	332,500	24.56	1,265,650	18.84	1,430,000	9.36
Forfeited or canceled	(341,400)	20.81	(640,280)	18.23	(132,633)	21.79
Exercised	(462,553)	12.86	(542,310)	12.11	(231,851)	4.22

Outstanding at end of year	2,277,110	$17.39	2,748,563	$15.54	2,665,503	$13.92

Options exercisable at end of year	721,886		677,942		792,796

The following table summarizes information about stock options outstanding as of December 31, 2005:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$10.39	799,500	7.54	$10.39	210,500	$10.39
$11.91 - $15.66	470,850	7.92	14.79	152,185	14.61
$15.71 - $23.02	302,910	6.09	21.01	118,035	21.34
$23.15	442,750	8.82	23.15	115,066	23.15
$23.36 - $34.05	250,100	4.50	29.19	115,100	32.27
$37.70	11,000	1.29	37.70	11,000	37.70

$10.39 - $37.70	2,277,110	7.31	$17.39	721,886	$19.15

Performance Units

The Company granted performance units during 2005 which entitles the Company’s President and Chief Executive Officer to receive a share of the Company’s common stock for each performance unit, for any completed fiscal year in which certain targets are met. The Company’s stock price on the date of the grant was $17.70 per share and 125,000 performance units were issued and outstanding at December 31, 2005. The targets established are related to (1) the Company’s Earnings Per Share reaching certain targets and (2) meeting or exceeding certain growth objectives in the Company’s Earnings Per Share. The Company recognized $1,106 as unearned compensation in the consolidated statement of shareholders’ equity for the performance units granted in 2005. The Company recorded expense of $23 related to amortizing this unearned compensation in 2005.

3. OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s management reviews financial information for decision-making purposes. The Company’s Chief Executive Officer is the Chief Operating Decision Maker as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s operating segments are fitness equipment and fitness apparel. This is a restatement of previous operating segment disclosure that consisted of direct, commercial/retail, and corporate segments.

The fitness equipment segment includes the Nautilus, Bowflex, Schwinn, StairMaster, and Trimline brands and related operations involved in selling and marketing these branded fitness products to consumers through direct, commercial, retail, specialty retail, and international sales channels. The fitness equipment segment also consists of corporate overhead costs consisting mainly of director costs, general legal and accounting fees, and salaries of corporate personnel. The treasury function is part of the fitness equipment segment so interest income from investments and interest expense from short-term borrowings are also included. Accounting policies used by this segment are the same as those disclosed in Note 1.

The fitness apparel segment predominantly includes products sold under the Pearl Izumi brand (see note 4) and related operations involved in selling and marketing these branded apparel products to consumers through direct, commercial, retail, and international sales channels. Accounting policies used by this segment are the same as those disclosed in Note 1.

The geographic distribution of the Company’s international net sales is mostly concentrated in the United Kingdom, Germany, and Canada. Sales outside the U.S. represented approximately 14%, 13% and 13% of consolidated net sales for the three years ended December 31, 2005, 2004 and 2003, respectively. Long-lived assets outside the U.S. were approximately $5.3 million, $0.4 million and $0.6 million at December 31, 2005, 2004 and 2003, respectively.

The following table presents information about the Company’s two operating segments:

	Fitness Equipment	Fitness Apparel	Total
Year ended December 31, 2005:
Net sales	$607,274	$24,036	$631,310
Interest income	1,162	17	1,179
Depreciation and amortization expense	15,245	731	15,976
Income tax expense	11,570	723	12,293
Gross profit	267,776	11,038	278,814
Segment net income	21,649	1,351	23,000
Segment assets	335,067	78,219	413,286
Additions to property, plant and equipment	31,428	343	31,771
Goodwill and other assets	51,173	57,602	108,775

Year ended December 31, 2004:
Net sales	$523,837	$—	$523,837
Interest income	1,357	—	1,357
Depreciation and amortization expense	11,972	—	11,972
Income tax expense	15,662	—	15,662
Gross profit	244,794	—	244,794
Segment net income	29,985	—	29,985
Segment assets	359,641	—	359,641
Additions to property, plant and equipment	9,043	—	9,043
Goodwill and other assets	47,418		47,418

Year ended December 31, 2003:
Net sales	$498,836	$—	$498,836
Interest income	839	—	839
Depreciation and amortization expense	12,274	—	12,274
Income tax expense	19,351	—	19,351
Gross profit	251,816	—	251,816
Segment net income	34,402	—	34,402
Segment assets	311,935	—	311,935
Additions to property, plant and equipment	7,017	—	7,017
Goodwill and other assets	47,021		47,021

4. ACQUISITIONS

On July 7, 2005, the Company acquired DashAmerica, Inc. d/b/a Pearl Izumi USA (“Pearl Izumi”) for approximately $70,001 including acquisition costs, net of cash acquired, plus $5,263 in assumed debt. Pearl Izumi is a provider of fitness apparel and footwear for cyclists, runners and fitness enthusiasts. Pearl Izumi was acquired to enhance the Company’s current product portfolio by offering high quality branded fitness apparel. The results of operations subsequent to the date of the Pearl Izumi acquisition are included in the consolidated financial statements of the Company.

The total cost of the Pearl Izumi acquisition has been allocated to the assets acquired and liabilities assumed as follows:

Trade receivables	7,855
Inventories	11,928
Prepaid and other current assets	4,765
Property, plant and equipment	1,835
Trade name (indefinite life)	20,000
Customer base (eight year life)	3,400
Developed technology (four year life)	2,500
In process research and development	250
Other assets	55
Goodwill	32,135
Current liabilities assumed	(3,537)
Long-term deferred tax liabilities	(5,922)
Long-term debt	(5,263)

Total acquisition cost	$70,001

The unaudited pro forma financial information below for the years ended December 31, 2005 and 2004 was prepared as if the transaction involving the acquisition of Pearl Izumi had occurred at the beginning of the earliest period presented.

	2005	2004
Net sales	$661,942	$550,322
Net income	24,989	31,858
Basic earnings per share	0.75	0.97
Diluted earnings per share	0.74	0.95

The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transactions occurred at the beginning of the periods presented, nor does it purport to indicate the results of future operations of the Company.

During the second quarter of 2005, the Company acquired substantially all of the assets and assumed certain liabilities of our Canadian distributor, Belko Canada, now called Nautilus Fitness Canada, for approximately $5.3 million, including $1.6 million in other long-term liabilities, net of cash acquired. Nautilus Fitness Canada has served as the exclusive Canadian distributor since 1996. This acquisition has strengthened our direct to consumer sales channel in Canada and enabled us to become more efficient in our sale of direct products in the Canadian market. We also sell products to commercial, retail, and specialty retail customers in Canada. Disclosing open purchase price is fairly important.

5. INVENTORIES

Inventories at December 31 consisted of the following:

	2005	2004
Finished goods	$69,178	$31,170
Work-in-process	1,368	1,104
Parts and components	25,538	16,830

Inventories	$96,084	$49,104

6. PROPERTY, PLANT AND EQUIPMENT, net

Details of property, plant and equipment are summarized as follows at December 31:

	Estimated Useful Life (in years)	2005	2004
Land	N/A	$1,507	$1,935
Buildings and improvements	7 to 31.5	27,416	22,785
Computer equipment	2 to 5	40,556	29,213
Production equipment	3 to 5	26,030	18,876
Furniture and fixtures	5	5,182	1,713
Automobiles	7	211	431
Construction in process	N/A	2,220	3,395

Total property, plant and equipment		103,122	78,348
Accumulated depreciation		(43,802)	(31,998)

Property, plant and equipment, net		$59,320	$46,350

Construction in process consists of capitalizable costs associated with the renovation of the Company’s new world headquarters and implementation of the Company’s new information system that are not yet in service and therefore not yet being depreciated.

7. GOODWILL

The changes in the carrying amount of goodwill for the year ending December 31, 2005 are as follows:

	Fitness Equipment	Fitness Apparel	Total
Beginning of year balance	$29,755	$—	$29,755
Belko Canada Acquisition	2,514	—	2,514
Pearl Izumi Acquisition	—	32,135	32,135

Balance as of December 31, 2005	$32,269	$32,135	$64,404

8. OTHER ASSETS, net

Details of other assets are summarized as follows at December 31:

	Estimated Useful Life (in years)	2005	2004
Indefinite life trademarks	N/A	$30,465	$10,465
Definite life trademarks	20	6,800	6,800
Patents	1 to 17	1,597	1,567
Customer base	8	3,400	—
Developed technology	4	2,500	—
Non-compete agreement	3	1,647	—
Other assets		1,195	789

Total other assets		47,604	19,621

Accumulated amortization
Trademarks		(2,097)	(1,777)
Patents		(261)	(181)
Other assets		(875)	—

Other assets, net		$44,371	$17,663

Amortization of intangible assets for 2005 and 2004 was $1,275 and $401, respectively. The estimated amortization expense for the next five full succeeding years (2006 through 2010) is $2,111, $2,009, $1,673, $1,193, and $881 per year, respectively. Such estimated amortization will change if businesses or portions thereof are either acquired or disposed, or if changes in events or circumstances warrant the revision of estimated useful lives.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2005	2004
Accrued payroll	$8,457	$8,581
Accrued warranty expense	10,210	7,537
Sales return reserve	1,049	1,785
Accrued other	9,381	6,800

Accrued liabilities	$29,097	$24,703

10. COMMITMENTS AND CONTINGENCIES

Product Warranty Matters – Our product warranty accrual reflects management’s best estimate of probable liability under its product warranties. We determine the warranty accrual based on known product failures (if any), historical experience, and other currently available evidence.

Product Safety Matters – In February 2004, the Company was notified that the Consumer Product Safety Commission (“CPSC”) was investigating whether the Company violated the reporting obligations of the Consumer Product Safety Act (the “Act”) in connection with bench and lat tower incidents reported by users of the Bowflex Power Pro with lat tower attachment. Under the Act, the CPSC may assess penalties if it is determined that a product defect was not reported in accordance with the Act. The Company fully cooperated with this investigation. A civil penalty in the amount of $950 was levied against the Company by the CPSC and was paid during the first quarter of 2005.

Short-Term Borrowings – On November 18, 2005, the Company entered into a five year unsecured credit agreement to include revolving loans, letters of credit and swing loans for a maximum commitment of $65,000, with sub-limits on the swing loans and letters of credit. The credit agreement includes an option for the Company to reduce the maximum commitment from time to time. Under the credit agreement, borrowings will bear interest based upon the prime rate or Eurodollar rates with a provision for a spread over such rates based upon the Company’s consolidated leverage ratio. At December 31, 2005, the interest rate ranged from 5.025% to 5.275% and the Company had $40,147 outstanding under the credit agreement. The credit agreement contains certain financial and non-financial covenants, which include but are not limited to a leverage ratio and fixed charge coverage ratio. The credit facility was amended in March 2006, which included a waiver for the fixed charge coverage ratio and certain technical covenants with which the Company was out of compliance.

At December 31, 2005, the Company had a line of credit for $10,000 with a financial institution. At December 31, 2005 and 2004, the Company had $8,696 and $8,121, respectively in stand by letters of credit with Asian vendors reducing the available balance.

The Company issued a $1,291 non-interest bearing promissory note, net of imputed interest as part of the purchase price in the Belko Canada acquisition payable in full in May 2008. As part of the acquisition of Pearl Izumi, the Company became obligated on two non-interest bearing notes of $4,403 and $855, net of imputed interest. The $4,403 note requires payment of $300 in February 2006, and $150 per quarter beginning March 2007 through December 2016. The $855 note requires payments of $150 per quarter beginning September 2005 through December 2006.

Operating Leases – The Company has operating leases for various domestic and international properties with functional uses predominantly ranging from, but not limited to, warehousing and distribution, product development, administration, and product sales. The Company also has operating leases for certain equipment mainly consisting of product delivery trucks used in our commercial fitness equipment business and product service vans for warranty related matters. Rent expense under all leases was $5,148, $2,921 and $3,215, in 2005, 2004 and 2003, respectively.

Obligations – Operating leases under which the Company is presently obligated expire over various terms through June 2015. Future minimum lease payments under the noncancellable operating leases are as follows:

2006	$5,439
2007	5,400
2008	4,983
2009	3,793
2010	3,616
Thereafter	10,729

Minimum lease payments	$33,960

11. INCOME TAXES

The income before income taxes was as follows for each of the three years ended December 31, 2005:

	2005	2004	2003
United States	$35,300	$43,168	$50,990
Foreign	(7)	2,479	2,763

Total	$35,293	$45,647	$53,753

The provision for income taxes consists of the following for the three years ended December 31, 2005:

	2005	2004	2003
Current:
Federal	$11,118	$13,495	$18,996
State	849	861	731
Foreign	763	446	287

Total current	12,730	14,802	20,014

Deferred:
Federal	(229)	884	(582)
State	361	48	(36)
Foreign	(569)	(72)	(45)

Total deferred	(437)	860	(663)

Total provision	$12,293	$15,662	$19,351

The components of the net deferred tax liability at December 31, 2005 and 2004 are as follows:

	2005	2004
Assets:
Accrued liabilities	$6,713	$5,363
Allowance for doubtful accounts	677	637
Inventory valuation	990	614
Uniform capitalization	441	349
Net operating loss carryforward	123	—
Other	686	117

	9,630	7,080
Liabilities:
Prepaid advertising	(984)	(617)
Other prepaids	(850)	(1,175)
Basis difference on long-lived assets	(16,990)	(11,080)
Undistributed earnings of foreign subsidiaries	(561)	(628)

	(19,385)	(13,500)

Net deferred tax liability	$(9,755)	$(6,420)

Deferred taxes are presented in the consolidated balance sheet at December 31, 2005 and 2004 as follows:

	2005	2004
Current deferred tax asset	$7,235	$4,661
Noncurrent deferred tax liabilities	(16,990)	(11,081)

Net deferred tax liability	$(9,755)	$(6,420)

A reconciliation of the U.S. statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	2005	2004	2003
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	1.7	1.2	1.8
Tax benefit related to U.S. export sales	(0.5)	(0.3)	(0.5)
Qualified domestic production activity deduction	(0.5)	—	—
Penalties	0.9	—	—
Impact of foreign results	0.6	—	—
Nondeductible operational expenses	0.4	0.3	0.2
Tax exempt interest	(1.1)	(0.8)	(0.3)
Research and development credit	(0.9)	(0.4)	(0.3)
Change in deferred tax measurement rate	0.8	—	—
Reduction in tax contingency reserve	(1.0)	(0.9)	—
Other	(0.6)	0.2	0.1

Total	34.8%	34.3%	36.0%

The Company has a federal U.S. net operating loss carryforward (“NOL”) totaling $354, which will expire in 2025.

As of December 31, 2005, the Company did not provide for United States income taxes or foreign withholding taxes on a cumulative total of $5 of undistributed losses from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings.

The Company has studied the impact of the one-time favorable foreign dividend provision enacted on October 22, 2004 as part of the American Jobs Creation Act of 2004, and it has decided not to repatriate earnings of its foreign subsidiaries.

12. EARNINGS PER SHARE

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

The calculation of weighted-average outstanding shares for the three years ended December 31, 2005 is as follows:

	2005	2004	2003
Basic shares outstanding	33,303,383	32,756,766	32,579,533
Dilutive effect of stock options	553,513	637,394	439,161

Diluted shares outstanding	33,856,896	33,394,160	33,018,694

Antidilutive stock options*	703,850	860,620	1,164,194

*	Stock options not included in the calculation of diluted earnings per share for each respective year because they would be antidilutive.

13. STOCK REPURCHASE PROGRAM

In March 2005, the Company’s Board of Directors authorized the repurchase of up to $100,000 of the Company’s common stock in open-market transactions, at times and in such amounts as management deems appropriate, depending on market conditions and other factors. The authorization expires on March 31, 2008, unless extended by the Board of Directors. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During 2005, the Company acquired 830,700 shares of common stock at an average price of $18.82 per share for a total cost of $15,636. In March 2006, the Company signed an amended revolving credit agreement stating that for the period commencing on January 1, 2006 until such time as the fixed charge coverage ratio shall be equal to or greater than 1.20 to 1.00, the Company may only make capital distributions for the repurchase of shares in an aggregate amount not to exceed $30,000.

14. RELATED-PARTY TRANSACTIONS

Pearl Izumi GmbH purchased the assets of SHORE Sportworks GmbH, a company owned by Juergen Eckmann and Juergen Sprich in January 2004. Pearl Izumi GmbH later became a wholly-owned subsidiary of the Company through the 2005 acquisition of Pearl Izumi. Juergen Sprich is now the managing director for Pearl Izumi GmbH. Juergen Eckmann is now the Acting President of the Fitness Apparel Segment.

The purchase price for SHORE Sportsworks GmbH included a contingent consideration clause, along with stock in Pearl Izumi that was later purchased by the Company in the Pearl Izumi acquisition. The contingent consideration is a payment equal to 3% of the total year-over-year increase in net revenues from Pearl Izumi Europe, which also became a wholly-owned subsidiary through the Pearl Izumi acquisition, for each calendar year ending December 31, 2004, 2005 and 2006. When Nautilus purchased Pearl Izumi, the estimated contingent payments due in 2005 and 2006 were set up as a liability and deducted from the purchase price.

The Company incurred royalty expense under an agreement with a stockholder of the Company of $1,843 in 2004 and $6,556 in 2003, of which $18 was payable at December 31, 2004. In addition to the royalty agreement, the stockholder had separately negotiated an agreement dated June 18, 1992, when the Company was privately held, between the stockholder, the Company’s former Chairman and Chief Executive Officer (the “former Chairman”), and a former director of the Company. That separate agreement stipulated that annual royalties above $90 would be paid 60% to the stockholder, 20% to the former Chairman, and 20% to the former director. Both of these agreements expired in April 2004.

15. LITIGATION

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

In November 2005, the Company proceeded to trial in Salt Lake City, Utah in a case filed by ICON Health & Fitness, Inc. (“ICON”) claiming false advertising involving the Company’s advertising and promotion going back to 1987 for certain elements of its Bowflex home gyms and claiming trademark infringement for the name placed on a treadmill belt sold in 2002. On November 15, 2005, the jury returned a verdict in favor of ICON in the amount of $7,800. The verdict is subject to review by the Court on the issues of liability and damages and will not become final until the Court has issued additional rulings. The Company has filed additional briefings requesting that the Court overturn and/or reduce the damages and the matter remains under consideration by the Court. The Company believes the jury’s advisory verdict is inconsistent with the law and the evidence presented at trial and that the evidence does not support the damage award. Thus, the Company has not accrued any material amounts for this case. The Company will continue to vigorously contest this verdict.

In December 2002, the Company filed suit against ICON in the Federal District Court, Western District of Washington (the “District Court”) alleging infringement by ICON of the Company’s Bowflex patents and trademarks. The Company sought injunctive relief, monetary damages and its fees and costs. In October 2003, the District Court dismissed the patent infringement claims. The Company appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) and in November 2003, the Appeals Court overruled the District Court and reinstated the patent infringement claims. In May 2005 the District Court again dismissed the patent infringement case against ICON. The Company has appealed this case to the Appeals Court, which has previously ruled in favor of Nautilus in two separate appeals on this matter.

In July 2003, the District Court ruled in favor of the Company on a motion for preliminary injunction on the issue of trademark infringement and entered an order barring ICON from using the trademark “CrossBow” on any exercise equipment. In its ruling, the District Court concluded that the Company showed “a probability of success on the merits and irreparable injury” on its trademark infringement claim. In August 2003, the Appeals Court granted ICON a temporary stay regarding the motion for a preliminary injunction, which enjoined ICON from using the trademark “CrossBow.” This stay allowed ICON to continue using the trademark “CrossBow” until a decision was issued by the Appeals Court. In June 2004, the Appeals Court issued its decision upholding the issuance of an injunction and preventing ICON from selling exercise equipment using the trademark “CrossBow” pending trial on the trademark issue. A trial date has been set for October 2006 in the District Court on this claim.

ICON had been using the term “CrossBar” on certain exercise equipment in response to the litigation regarding its use of “CrossBow.” In July 2004, the Company filed an additional suit against ICON in the District Court alleging that ICON has further infringed on the Bowflex trademark by the use of the “CrossBar” trademark. ICON and the Company have now reached a voluntary resolution of that lawsuit, and the case has been dismissed.

In addition to the matters described above, from time to time the Company is subject to litigation, claims and assessments that arise in the ordinary course of business, including disputes that may arise from intellectual property related matters. Many of our legal matters are covered in whole or in part by insurance. Management believes that any liability resulting from such matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

16. EMPLOYEE BENEFIT PLAN

The Company adopted a 401(k) profit sharing plan (the “Plan”) in 1999 covering substantially all employees over the age of 18. The Plan was amended in 2000 to allow for immediate eligibility in the Plan. Each participant in the Plan may contribute up to 50% of eligible compensation during any calendar year, subject to certain limitations. The Plan provides for Company matching contributions of up to 50% of the first 6% of eligible contributions made by all participants. All participants must have completed one year of service before becoming eligible for Company matching contributions. Employees are 25% vested in the matching contributions per year for the first four years of service. Expense for the plan was $507, $640 and $613 for the years ended December 31, 2005, 2004 and 2003, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation and the material weaknesses described below under “Management Report on Internal Control Over Financial Reporting,” the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Inherent Limitation of Effectiveness of Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment or breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Assessment

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of

Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Management has excluded Pearl Izumi and Nautilus Fitness Canada from its assessment of internal control over financial reporting as of December 31, 2005, because they were acquired by the Company in purchase business combinations during 2005. Pearl Izumi and Nautilus Fitness Canada are wholly owned subsidiaries of the Company that represent 19% and 3%, respectively, of the consolidated total assets and 4% and 3%, respectively, of consolidated revenue as of and for the year ended December 31, 2005.

Based on management’s assessment using the COSO criteria, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 as a result of material weaknesses in internal controls as described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In connection with the preparation of the Company’s consolidated financial statements for the quarter and year ended December 31, 2005, and the related audit by the Company’s independent auditors, the Company and its auditors determined that the Company had two internal control deficiencies that constituted “material weaknesses,” as defined by the PCAOB Accounting Standard No. 2.

Management determined that the controls for testing of and training for the enterprise resource planning (ERP) system which was implemented in the fourth quarter of 2005 for the commercial, retail and specialty channels did not operate effectively. This failure resulted in material audit adjustments to net sales and cost of sales in the 2005 consolidated financial statements.

Management also determined that efforts to mitigate the impact of inadequate ERP testing and training resulted in insufficient resources being devoted to controls over analyzing and recording contingencies. Accordingly, such controls failed to operate effectively, resulting in material audit adjustments to the 2005 consolidated financial statements. These weaknesses, if left unremediated, could result in the failure to prevent or detect a material misstatement of net sales, cost of sales, inventory and various contingencies in the annual or interim financial statements.

Accordingly, management has concluded that the control deficiencies surrounding the testing of and training for the ERP implementation and surrounding analyzing and recording contingencies, constitute material weaknesses.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as stated in their report which appears on page 64 of this Form 10-K under the heading, Report of Independent Registered Public Accounting Firm.

Changes in Internal Controls

In the fourth quarter, the Company converted its commercial, retail and specialty fitness channels to its existing ERP application which now serves as the general ledger of record for the United States, is used to record commercial, retail and specialty fitness equipment sales in the United States, and is used as the system of record for most inventory transactions in the United States for all lines of business going forward.

Remediation Efforts on the Internal Controls Surrounding the ERP Implementation

The following remedial actions have been undertaken to address the material weakness in the controls for testing and training for the ERP system:

•	Data migration issues have been identified and continue to be corrected by Company personnel.

•	System users are receiving additional training on the effective and efficient use of the system to encourage data accuracy.

•	System reporting is being enhanced based on identified business needs, including daily sales and standard margin reporting among numerous other reports.

•	Enhancements to the operation of the system implementation controls are being developed. As such, the implementation of the ERP for International operations has been postponed until 2007 to enable the Company to effectively execute the implementation thereby limiting the risk of similar issues arising in future implementations.

The Company has made considerable progress in its efforts to remediate this material weakness since December 31, 2005. As on-going remediation continues, the Company is focusing upon training and education efforts so that operating effectiveness will be demonstrated over a period of time sufficient to conclude that the material weakness has been remediated.

Remediation Efforts on the Internal Controls Surrounding Analyzing and Recording Contingencies

The following remedial actions have been undertaken to address the material weakness in the controls for analyzing and recording contingencies:

•	Additional training is being provided to the accountants responsible for determining the financial impact of each contingency.

•	The importance of the review function is being reiterated to the senior members of the accounting department who have been assigned responsibility for review of accounting estimates.

•	An additional level of review has been implemented requiring all significant accounting estimates be reported to and reviewed by the CFO and Controller on a monthly basis.

The Company has made considerable progress in its efforts to remediate this material weakness since December 31, 2005. As on-going remediation continues, the Company is focusing its training and education efforts so that operating effectiveness will be demonstrated over a period of time that is sufficient to conclude that the material weakness has been remediated.

Except for the implementation of the ERP system mentioned above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nautilus, Inc.

Vancouver, Washington

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting,” that Nautilus Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: the Company did not maintain adequate controls over the testing of and training for the enterprise resource planning (“ERP”) system implementation for the commercial, retail and specialty channels; and, in addition, as a result of the Company’s accounting department’s efforts to mitigate ERP system set-up issues, data migration issues and reporting limitations, insufficient resources were devoted to controls over analyzing and recording contingencies. The failure in the operation of the controls around the ERP implementation resulted in material audit adjustments to net sales and cost of sales in the consolidated financial statements. As a result of the insufficient resources devoted to controls over analyzing and recording contingencies, material audit adjustments to the consolidated financial statements were required. These control deficiencies, if unremediated, could result in the failure to prevent or detect a material misstatement of net sales, cost of sales, inventory, and various contingencies in the annual or interim financial statements. Due to the misstatements which resulted in the adjustment of the Company’s consolidated financial statements and the potential for additional misstatements from these material weaknesses, there is more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the period ended December 31, 2005, of the Company and our report dated March 16, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Portland, Oregon

March 16, 2006

Item 9B. Other Information

The following summarizes certain Company events otherwise required to be disclosed in a current report on Form 8-K. Because these events occurred within four business days of the filing of this annual report on Form 10-K, they are being disclosed herein in lieu of a separate 8-K filing.

Item 1.01. Entry into a Material Definitive Agreement.

On March 10, 2006, the Company entered into a First Amendment Agreement with KeyBank National Association and U.S. Bank National Association, amending their original Credit Agreement dated November 18, 2005. In the amendment, the lenders waived a default as of December 31, 2005 regarding maintaining a fiscal quarter end fixed charge coverage ratio of 1.2 to 1. The ratio is calculated as of the end of each fiscal quarter on a rolling four-fiscal quarter basis. The amendment reduces the required ratio through the fiscal quarter ending September 30, 2006 to .75 to 1, and excludes the expenditures of $5,112,753, $4,902,310, and $3,223,326 in the second through fourth fiscal quarters of 2005 from the consolidated capital expenditures component of the calculation.

Until the fixed charge coverage ratio equals or exceeds 1.2 to 1, the Company may not make capital distributions for the repurchase of shares of its stock in an aggregate amount exceeding $30,000,000, but may do so thereafter if there is no outstanding event of default.

The amendment allows for interest payments to be made on subordinated indebtedness if there is no outstanding event of default. The amendment also retroactively amended certain technical provisions.

A copy of the amendment is attached hereto as Exhibit 10.28 and is incorporated herein. The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by reference to such exhibit.

Item 2.03. Creation of a Direct Financial Obligation or an obligation Under an Off-Balance Sheet Arrangement of a Registrant.

The terms of the amended direct financial obligation are summarized in the Item 1.01 disclosure set forth above.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is included under the captions Election of Directors, Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance, respectively, in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

The Company has adopted the Nautilus, Inc. Code of Business Conduct and Ethics, which is a code of conduct and ethics that applies to all employees, directors and officers, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is available on the Company’s website, www.nautilus.com.

Item 11. Executive Compensation

The information required by this item is included under the caption Executive Compensation in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included under the caption Certain Relationships and Related Transactions in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is included under the caption Independent Registered Public Accounting Firm in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

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

See the Exhibit Index beginning on page 70 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2006	NAUTILUS, INC.

	By:	/s/ GREGGORY C. HAMMANN
Greggory C. Hammann, Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2006:

Signature	Title

/s/ GREGGORY C. HAMMANN Greggory C. Hammann	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

/s/ WILLIAM D. MEADOWCROFT William D. Meadowcroft	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

* Peter A. Allen	Director

* Robert S. Falcone	Director

* Frederick T. Hull	Director

* Donald W. Keeble	Director

* Paul F. Little	Director

* Diane L. Neal	Director

* Marvin G. Siegert	Director

*By:	/s/ WILLIAM D. MEADOWCROFT	March 16, 2006
William D. Meadowcroft Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.		Description
2.1		Agreement and Plan of Merger dated as of June 17, 2005 by and among Nautilus, DashAmerica, Inc. d/b/a Pearl Izumi USA, PI Acquisition Company, Inc, and DAI Escrow Holdings – Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K, as filed with the Commission on July 13, 2005.

3.1		Articles of Incorporation, as Amended – Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Company’s Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

3.2		Amendment to Articles of Incorporation – Incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000, as filed with the Commission on August 10, 2000.

3.3		Amendment to Articles of Incorporation – Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 14, 2002.

3.4		Amendment to Articles of Incorporation – Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 14, 2005.

3.5		Amended and Restated Bylaws – Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on April 5, 2005.

10.1	*	Company Stock Option Plan, as amended – Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

10.2	*	Amendment to Company Stock Option Plan – Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000, as filed with the Commission on August 10, 2000.

10.3	*	Company 2005 Long Term Incentive Plan – Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on June 10, 2005.

10.4	*	Form of Employee Incentive Stock Option Agreement under the Company Stock Option Plan – Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 16, 2005.

10.5	*	Form of Nonstatutory Stock Option Agreement under the Company Stock Option Plan – Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 16, 2005.

10.6	*	Form of Nonstatutory Stock Option Agreement - Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K, as filed with the Commission on July 29, 2005.

10.7	*	Form of Non-Employee Director Nonstatutory Stock Option Agreement – Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K, as filed with the Commission on August 19, 2005.

10.8		Third Amended and Restated Merchant Agreement dated January 17, 2005, between the Company and Household Bank (SB), N.A. – Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the Commission on January 21, 2005.

10.9		Trademark License Agreement by and between Pacific Direct, LLC and the Company – Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2001, as filed with the Commission on November 14, 2001.

Exhibit No.		Description
10.10		License Agreement, dated April 26, 1999, as amended, between the Company and Gary D. Piaget – Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004.

10.11		Revolving Credit Agreement, with Addendum, dated June 27, 2002, by and between the Company and U.S. Bank National Association – Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 14, 2002.

10.12		Demand Master Promissory Note, by and between the Company and Keybank National Association - Incorporated by reference to Exhibit 10 of the Company’s Form 8-K, as filed with the Commission on August 23, 2005.

10.13		Credit Agreement, by and among the Company, KeyBank National Association, and U.S. Bank National Association, dated November 18, 2005.

10.14		Lease agreement, dated November 23, 2004 between Columbia Tech Center LLC and The Nautilus Group, Inc. – Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, as filed with the Commission on November 30, 2004.

10.15	*	Executive Employment Agreement, dated July 2, 2003, by and between the Company and Gregg Hammann – Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003, as filed with the Commission on November 14, 2003.

10.16	*	First Amendment to Nonstatutory Stock Option Agreement dated December 31, 2005, by and between the Company and Greggory C. Hammann – Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the Commission on January 5, 2006.

10.17	*	Executive Employment Agreement, dated January 29, 2004, by and between the Company and Timothy Hawkins – Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 16, 2005.

10.18	*	Executive Employment Agreement dated January 14, 2004 by and between the Company and Darryl Thomas – Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 16, 2005.

10.19	*	Executive Employment Agreement dated March 31, 2005, by and between the Company and William D. Meadowcroft – Incorporated by reference to Exhibit 99.2 to the Company’s amended Current Report on Form 8-K/A, as filed with the Commission on April 6, 2005.

10.20	*	Amended and Restated Executive Employment Agreement dated December 1, 2005, by and between the Company and Greggory C. Hammann – Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 7, 2005.

10.21	*	Performance Unit Agreement dated December 1, 2005, by and between the Company and Greggory C. Hammann – Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 7, 2005.

10.22	*	Executive Employment Agreement dated June 30, 2005, by and between the Company and Juergen Eckmann.

10.23	*	2005 Compensation of Executive Officers - Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on April 1, 2005.

Exhibit No.	Description

10.24*	Summary of 2006 Bonus Plan - Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 2, 2006.

10.25*	2006 Equity Compensation of Executive Officers - Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 2, 2006.

10.26*	Annual Base Salary of William D. Meadowcroft – Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on November 3, 2005.

10.27*	2005 Non-Employee Director Compensation – Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on June 10, 2005.

10.28	First Amendment Agreement with KeyBank National Association, and U.S. Bank National Association dated March 10, 2006.

21	Subsidiaries of Nautilus, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract, compensatory agreement or arrangement, in which the Company’s directors or executive officers may participate.