Form 10-Q
period 2006-03-31
NAUTILUS, INC.
filed 2006-05-10
CIK 1078207

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer  ☒                Accelerated Filer  ☐                Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of issuer’s common stock outstanding as of May 1, 2006: 32,801,486

NAUTILUS, INC.

MARCH 31, 2006

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NAUTILUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,461	$7,984
Trade receivables (less allowance for doubtful accounts of $3,520 and $4,085 in 2006 and 2005, respectively)	112,066	116,908
Inventories	76,201	96,084
Prepaid expenses and other current assets	5,497	8,369
Short-term notes receivable	2,485	2,496
Assets held for sale	—	6,115
Deferred tax assets	8,189	7,235

Total current assets	213,899	245,191
PROPERTY, PLANT AND EQUIPMENT, net	57,370	59,320
GOODWILL	64,404	64,404
OTHER ASSETS, net	43,962	44,371

TOTAL ASSETS	$379,635	$413,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$51,136	$61,132
Accrued liabilities	28,370	29,097
Short-term borrowings	11,000	40,147
Income taxes payable	8,519	3,810
Customer deposits	3,216	3,327
Current portion of long-term debt	437	707

Total current liabilities	102,678	138,220
NONCURRENT DEFERRED TAX LIABILITIES	15,977	16,990
OTHER NONCURRENT LIABILITIES	5,626	5,610
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock – authorized, 75,000 shares of no par value; issued and outstanding, 32,801 and 32,780 shares at March 31, 2006 and December 31, 2005, respectively	2,758	3,549
Unearned stock compensation	—	(1,947)
Retained earnings	250,044	248,123
Accumulated other comprehensive income	2,552	2,741

Total stockholders’ equity	255,354	252,466

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$379,635	$413,286

See notes to condensed consolidated financial statements.

NAUTILUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
NET SALES	$184,990	$156,388
COST OF SALES	105,678	79,615

Gross profit	79,312	76,773

OPERATING EXPENSES:
Selling and marketing	52,154	44,922
General and administrative	13,650	13,436
Research and development	3,268	2,803
Royalties	1,579	1,474

Total operating expenses	70,651	62,635

OPERATING INCOME	8,661	14,138
OTHER INCOME (EXPENSE):
Interest income (expense), net	(451)	517
Other income, net	15	51

Total other income (expense), net	(436)	568

INCOME BEFORE INCOME TAXES	8,225	14,706
INCOME TAX EXPENSE	3,024	5,277

NET INCOME	$5,201	$9,429

BASIC EARNINGS PER SHARE	$0.16	$0.28
DILUTED EARNINGS PER SHARE	$0.16	$0.28
Weighted average shares outstanding:
Basic	32,796	33,168
Diluted	33,025	34,039

See notes to condensed consolidated financial statements.

NAUTILUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,201	$9,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,511	3,528
Stock-based compensation	778	85
Loss on sale of property, plant and equipment	48	1
Tax benefit of exercise of nonqualified options	—	49
Deferred income taxes	(1,967)	(4,223)
Changes in assets and liabilities:
Trade receivables	4,842	24,394
Inventories	19,883	(6,132)
Prepaid expenses and other current assets	2,789	(1,048)
Trade payables	(9,996)	(9,276)
Income taxes payable	4,709	4,286
Accrued liabilities	(727)	1,122
Customer deposits	(111)	(53)

Net cash provided by operating activities	29,960	22,162

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,028)	(2,811)
Proceeds from sale of property, plant and equipment	6,064	2,969
Net increase in other assets	(40)	(499)
Purchases of short-term investments	—	(26,902)
Proceeds from maturities of short-term investments	—	30,255
Net (increase) decrease in notes receivable	11	(103)

Net cash provided by investing activities	4,007	2,909

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid on common stock	(3,280)	(3,318)
Proceeds from exercise of stock options	324	462
Short-term borrowings, net	(29,147)	—
Principal payments on long-term debt	(254)	—

Net cash used in financing activities	(32,357)	(2,856)

Net Effect of foreign currency exchange rate changes	(133)	(121)

Net Increase in Cash and Cash Equivalents	1,477	22,094
Cash and Cash Equivalents, beginning of period	7,984	19,266

Cash and Cash Equivalents, end of period	$9,461	$41,360

Supplemental Disclosures:
Cash paid for interest	$845	—
Cash paid for income taxes	—	$5,162

See notes to condensed consolidated financial statements.

NAUTILUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

Nautilus, Inc. is referred to as “we,” “us,” “our” or “Company” in this report. The accompanying condensed consolidated financial statements relate to Nautilus, Inc. and its subsidiaries as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005. The condensed consolidated financial statements of the Company include the accounts of Nautilus, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Use of Accounting Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates relate to revenue recognition, stock-based compensation, warranty reserves, legal reserves, sales return reserves, the allowance for doubtful accounts, inventory valuation, intangible asset valuation, and income taxes.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and amends APB No. 29 to eliminate the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in annual fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 on January 1, 2006 did not have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces APB Opinion No. 20, Accounting Changes (“APB 20”), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, SFAS 154 requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 on January 1, 2006 did not have a material impact on the Company’s financial position or results of operations.

Acquisitions

On July 7, 2005, the Company acquired DashAmerica, Inc. d/b/a Pearl Izumi USA (“Pearl Izumi”) for approximately $70.0 million including acquisition costs, net of cash acquired, plus $5.3 million in assumed debt. Pearl Izumi is a provider of fitness apparel and footwear for cyclists, runners and fitness enthusiasts. Pearl Izumi was acquired to enhance the Company’s current product portfolio by offering high quality branded fitness apparel. The results of operations subsequent to the date of the Pearl Izumi acquisition are included in the condensed consolidated financial statements of the Company.

The unaudited pro forma financial information was prepared as if the transaction involving the acquisition of Pearl Izumi had occurred at the beginning of the earliest period presented.

	2006	2005
(thousands, except per share amounts)
Net sales	$184,990	$174,622
Net income	$5,201	$11,725
Basic earnings per share	$0.16	$0.35
Diluted earnings per share	$0.16	$0.34

The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transactions occurred at the beginning of the periods presented, nor does it purport to indicate the results of future operations of the Company.

2.	INVENTORIES

Inventories consisted of the following:

(in thousands)	March 31, 2006	December 31, 2005
Finished goods	$56,120	$69,178
Work-in-process	1,314	1,368
Parts and components	18,767	25,538

Inventories	$76,201	$96,084

Inventories are stated at the lower of standard cost or market value. The Company evaluates the need for inventory valuation adjustments associated with obsolete, slow-moving and nonsaleable inventory by reviewing current transactions and forecasted product demand on a quarterly basis.

3.	GOODWILL

The changes in the carrying amount of goodwill for the quarter ended March 31, 2006 are as follows:

(in thousands)	Fitness Equipment	Fitness Apparel	Total
Balance at beginning of period	$32,269	$32,135	$64,404
Adjustments	—	—	—

Balance as of March 31, 2006	$32,269	$32,135	$64,404

The Company evaluates goodwill for impairment annually or more frequently if events or changes in circumstance indicate that such assets might be impaired. Intangible assets with finite useful lives are tested for impairment whenever events or changes in circumstance indicate that such assets might be impaired. The remaining useful lives of intangible assets with finite useful lives are evaluated annually to determine whether events or circumstances warrant changes in the estimated useful lives of such assets.

4.	STOCK BASED COMPENSATION

2005 Long Term Incentive Plan

In 2005, the Company’s shareholders approved the Company’s 2005 Long Term Incentive Plan (the “Plan”). The Plan permits flexibility in types of awards, and specific terms of awards, which allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value. The Plan authorizes the Company to issue up to 4,000,000 shares of common stock.

Adoption of SFAS 123(R)

Effective the beginning of the first quarter of 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) for its share-based compensation plans which require the recognition of the fair value of stock-based compensation in net income. The Company recognizes compensation expense arising from share-based payments over the requisite service periods of the individual grants, which generally equal the vesting periods.

Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations and disclosures requirements established by SFAS 123, Accounting for Stock-Based Compensation. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R)

Under APB 25, the Company did not record stock-based compensation cost in net income because the exercise price of stock options equaled the market price of the underlying stock on the grant date. The pro forma effects on net income for stock options were instead disclosed in a footnote to the financial statements.

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. All share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The unrecognized expense of awards unvested at the date of adoption, determined under the original provisions of SFAS No. 123, will be recognized in net income in the periods after the date of adoption. Prior periods are not restated.

The Company recognized pre-tax stock option related compensation expense in the amount of $0.7 million for the three months ended March 31, 2006. As of March 31, 2006, the Company had outstanding options for the purchase of up to 2,728,835 shares of common stock, of which approximately 1,687,592 were antidilutive.

Consistent with prior years, the fair value of each option grant under the Plan was estimated at the date of grant using the Black-Scholes-Merton option pricing model which requires extensive use of accounting judgment and financial estimation, including estimates of the expected volatility of the Company’s common stock price over the expected term, the risk-free interest rate, the dividend yield, estimates of the expected term option holders will retain their vested stock options before exercising them, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Condensed Consolidated Statements of Operations.

As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options was $5.7 million and this future expense will be recognized over the expected life of the stock options which currently extends to 2010. The weighted average remaining vesting period of these awards is 3.0 years.

The Company is continuing to evaluate the method it will utilize to calculate the Windfall Tax Pool and as a result has not determined the amount as of March 31, 2006.

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its share-based payments for the periods prior to adoption of SFAS 123(R):

(in thousands, except per share amounts)	Three Months Ended March 31, 2005
Net income, as reported	$9,429
Add: Stock-based employee compensation expense included in reported net income, net of tax	54
Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax	(578)

Net income, pro forma	$8,905

Basic earnings per share, as reported	$0.28
Basic earnings per share, pro forma	$0.27
Diluted earnings per share, as reported	$0.28
Diluted earnings per share, pro forma	$0.26

The pro forma amounts may not be indicative of the effects on reported net income for future periods due to the effect of options vesting over a period of years, the granting of stock compensation awards in future years and option cancellations associated with employee terminations.

The Company’s calculations of stock-based compensation expense for the three months ending March 31, 2006 and 2005 were made using the Black-Scholes-Merton option-pricing model. The fair value of the Company’s stock option grants was estimated assuming the following weighted average assumptions for the three months ending March 31, 2006 and 2005, as follows:

	Three months ended March 31,
	2006	2005
Expected life (years)	4.75	5.5
Risk-free interest rate	4.5%	4.3%
Expected dividend yield	2.4%	2.5%
Expected volatility	44%	48%

Expected volatility utilized in the model is calculated using the daily historical volatility of the Company’s stock price over the last three years and four years for the three months ending March 31, 2006 and 2005, respectively. The risk-free interest rate is based on the implied U.S. Treasury zero coupon yield curve in effect at the time of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected lives of the grants are based on the weighted average historical life of the vested stock options.

A summary of the Company’s stock option plan activity as of December 31, 2005, and changes during the three month period ending March 31, 2006, is presented below:

	Unvested Shares	Vested Shares	Total Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	1,555,224	721,886	2,277,110	$17.39
Granted	537,150	—	537,150	15.21
Forfeited or canceled	(50,550)	(13,000)	(63,550)	24.21
Exercised	—	(21,875)	(21,875)	14.80

Outstanding at March 31, 2006	2,041,824	687,011	2,728,835	16.82

Exercisable at March 31, 2006	—	821,817	821,817	17.80

The weighted average grant date fair value per share for the 537,150 stock options granted during the three month period ending March 31, 2006 was $5.24. The total intrinsic value of stock options exercised during the three month period ending March 31, 2006 was $81,140.

The following summarizes information about stock options which are outstanding and exercisable as of March 31, 2006:

	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	7.04	$3,886,374

Exercisable at March 31, 2006	5.93	$1,491,259

Prior to 2006, the Company granted certain stock options at an exercise price $2.00 (two dollars) per share below the market price on the date of the grant. The Company recognized compensation expense of $0.1 million in the first quarter of 2005 related to that option grant. At December 31, 2005, the option grant arrangement was amended to eliminate the original discount per share.

Stock Options

Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the date of the grant. Generally, stock options granted to employees fully vest four years from the date of the grant and have a contractual term of seven years.

Performance Units

Beginning in 2005, the Company granted performance units which entitle members of the Company’s executive team to receive shares of the Company’s common stock when certain Company financial targets are met. The Company values performance units using the market price of the Company’s common stock on the date of the grant. The Company recognizes the total amount in the consolidated statement of shareholders’ equity for the performance units in the period the units are granted. In subsequent periods, the Company records compensation expense as the unearned compensation is amortized over the expected term. The Company recorded expense of $0.1 million and $0 related to amortizing this unearned compensation in the quarters ended March 31, 2006 and 2005, respectively.

A summary of the Company’s performance units for the period ended March 31, 2006 is presented below:

	2006
	Performance Units	Stock Price on Grant Date
Outstanding at beginning of year	125,000	$17.70
Granted	33,900	15.15
Forfeited or canceled	—	—
Exercised	—	—

Outstanding at March 31	158,900	$15.15 - $ 17.70

There were no performance units issued or outstanding at March 31, 2005.

5.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	March 31, 2006	December 31, 2005
Payroll	$7,272	$8,457
Accrued warranty expense	9,889	10,210
Sales return reserve	1,407	1,049
Other	9,802	9,381

Accrued liabilities	$28,370	$29,097

Warranty costs are estimated based on the Company’s experience and are charged to cost of sales as sales are recognized or as such estimates change. Warranty reserve activity for the three months ended March 31, 2006 and 2005 is as follows:

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions*	Balance at End of Period
2006	$10,210	$1,908	$2,229	$9,889
2005	$7,537	$2,684	$1,859	$8,362

*	Deductions represent warranty claims paid out in the form of service costs and/or product replacements.

6.	COMPREHENSIVE INCOME

Comprehensive income and its components are as follows:

(in thousands)	Three Months Ended March 31,
	2006	2005
Net income	$5,201	$9,429
Foreign currency translation adjustments, net of tax	(189)	(594)

Comprehensive income	$5,012	$8,835

Accumulated other comprehensive income at March 31, 2006 and 2005 is due to the foreign currency translation adjustment to the financial statements of the Company’s foreign subsidiaries.

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

The calculation of weighted-average outstanding shares is as follows:

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
(in thousands, except per share amounts)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income	$5,201	32,796	$0.16	$9,429	33,168	$0.28
Effect of dilutive securities:
Stock options	—	229	0.00	—	871	0.00

Diluted EPS:
Net income	$5,201	33,025	$0.16	$9,429	34,039	$0.28

Antidilutive stock options *		1,688			796

*	Stock options not included in the calculation of diluted earnings per share for each respective period because they would be antidilutive.

8.	STOCK REPURCHASE PROGRAM

In March 2005, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock in open-market transactions, at times and in such amounts as management deems appropriate, depending on market conditions and other factors. The authorization expires on March 31, 2008, unless extended by the Board of Directors. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During 2005, the Company acquired 830,700 shares of common stock at an average price of $18.82 per share for a total cost of $15.6 million. No shares were repurchased during the quarter ended March 31, 2006.

In March 2006, the Company signed an amended revolving credit agreement providing that for the period commencing on January 1, 2006 until such time as the fixed charge coverage ratio shall be equal to or greater than 1.20 to 1.00, the Company may only make capital distributions for the repurchase of additional shares in an aggregate amount not to exceed $30 million.

9.	COMMITMENTS AND CONTINGENCIES

Guarantees – From time to time, the Company arranges for commercial leases or other financing sources to enable certain of its commercial customers to purchase the Company’s equipment. While most of these financings are without recourse, in certain cases the Company provides a guarantee or other recourse provisions to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the commercial equipment. In such situations, the Company ensures that the transaction between the independent leasing company and the commercial customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under SFAS No. 5, “Accounting for Contingencies,” in situations when collection of the lease payments is not probable. At March 31, 2006 and 2005, the maximum contingent liability under all recourse and guarantee provisions, including recourse and guarantee provisions was approximately $3.1 million and $4.4 million, respectively. As of March 31, 2006 and 2005, lease terms on outstanding commercial customer financing arrangements was between 3 and 7 years. A reserve for estimated losses under recourse provisions of $247,000 and $75,000 has been recorded based on historical loss experience and is included in accrued expenses at March 31, 2006 and 2005, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company has also recorded additional liability and corresponding reduction of revenue of $11,000 and $36,000 for the three months ended March 31, 2006 and 2005, respectively, for the estimated fair value of the Company’s guarantees issued during the period. The fair value of the guarantees was determined based on the estimated risk premium a bank or similar institution would require in order to extend financing to a customer in the absence of a third-party guarantee. This liability is being reduced over the life of each respective guarantee. In most cases if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the equipment from the commercial customer. It is not practical to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

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

Legal Matters – We are involved in various claims, lawsuits and other proceedings from time to time. Such litigation involves uncertainty as to possible losses we may ultimately realize when one or more future events occur or fail to occur. We accrue and charge to income estimated losses from contingencies when it is probable (at the balance sheet date) that an asset has been impaired or liability incurred and the amount of loss can be reasonably estimated. Differences between estimates recorded and actual amounts determined in subsequent periods are treated as changes in accounting estimates (i.e., they are reflected in the financial statements in the period in which they are determined to be losses, with no retroactive restatement). The Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsel, the outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative developments, and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly. A significant change in our estimates, or a result that materially differs from our estimates, could have a significant impact on our financial position, results of operations and cash flows.

In November 2005, the Company proceeded to trial in Salt Lake City, Utah in a case filed by ICON Health & Fitness, Inc. (“ICON”) claiming false advertising involving the Company’s advertising and promotion going back to 1987 for certain elements of its Bowflex home gyms and claiming trademark infringement for the name placed on a treadmill belt sold in 2002. On November 15, 2005, the jury returned a verdict in favor of ICON in the amount of $7.8 million which the Court subsequently increased to $8.1 million. By an order dated April 3, 2006, the Court refused to modify the amount of the jury verdict. The Company, based on discussion with its legal counsel, believes the verdict is inconsistent with the law and the evidence presented at trial and that the evidence does not support the damage award and that the likelihood of loss is neither probable nor is the amount of potential loss estimable. Thus, the

Company has not accrued any material amounts for this case. The Company will continue to vigorously contest this verdict and will appeal to the appropriate federal circuit court.

In December 2002, the Company filed suit against ICON in the Federal District Court, Western District of Washington (the “District Court”) alleging infringement by ICON of the Company’s Bowflex patents and trademarks. The Company sought injunctive relief, monetary damages and its fees and costs. In October 2003, the District Court dismissed the patent infringement claims. The Company appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) and in November 2003, the Appeals Court overruled the District Court and reinstated the patent infringement claims. In May 2005 the District Court again dismissed the patent infringement case against ICON. The Company has appealed this case to the Appeals Court, which has previously ruled in favor of the Company in two separate appeals on this matter.

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

10.	REPORTABLE SEGMENTS

In early 2006, the Company reorganized its leadership structure to allow vertical teams to focus on specific business opportunities in the Company’s worldwide market place. The Company’s chief executive officer appointed a president to each business segment to be responsible for the growth and development of that business segment. The Company identified three business segments as follows:

•	Fitness Equipment Business

•	International Equipment Business

•	Fitness Apparel Business

The Fitness Equipment Business is responsible for the design, production, marketing and selling of branded health and fitness equipment sold under the Nautilus, Bowflex, Schwinn Fitness and Stairmaster brand names. The Fitness Equipment Business is responsible for servicing customers within the Americas, which includes the United States, Mexico, Canada and South America.

The International Equipment Business is responsible for the marketing and selling of branded health and fitness equipment sold under the Nautilus, Bowflex, Schwinn Fitness and Stairmaster brand names. The International Equipment Business is responsible for servicing customers outside of the Americas.

The Fitness Apparel Business is responsible for the design, production, marketing and selling of branded health and fitness apparel sold primarily under the Pearl Izumi brand.

The three business segments are supported by teams that provide services to support the entire entity including finance and reporting, information technology, legal, human resources, research and development as well as other centralized functions. Management does not allocate expenses from the centralized functions to the business segments. As a result, the business segments operating results are reviewed based on revenue and gross profit.

Revenues from external customers for the Company’s consolidated operations are as follows:

	Three Months Ended March 31,
	2006	2005
(in thousands)
Fitness Equipment Business	$152,043	$143,335
International Equipment Business	13,514	13,053
Fitness Apparel Business	19,433	—

Net Sales	$184,990	$156,388

Gross profits from external customers for the Company’s consolidated operations are as follows:

(in thousands)
Fitness Equipment Business	$67,609	$72,791
International Equipment Business	3,436	3,982
Fitness Apparel Business	8,267	—

Gross Profit	$79,312	$76,773

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “could,” “may,” “will,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projections,” “potential,” “continue,” and words of similar import, constitute “forward-looking statements.” Investors are cautioned that all forward-looking statements involve risks and uncertainties, and various factors could cause actual results to differ materially from those in the forward-looking statements. From time to time and in this Form 10-Q, we may make forward-looking statements relating to our financial performance, including the following:

•	Anticipated revenues, expenses and gross margins;

•	Seasonal patterns;

•	Expense as a percentage of revenue;

•	Anticipated earnings;

•	New product introductions; and

•	Future capital expenditures.

Numerous factors could affect our actual results, including the following:

•	The availability of media time and fluctuating advertising rates;

•	A decline in consumer spending due to unfavorable economic conditions including high fuel and energy costs, as well as increasing interest rates;

•	Our ability to effectively develop, market and sell future products;

•	Our ability to get foreign sourced products through customs in a timely manner;

•	Our ability to effectively identify and negotiate any future strategic acquisitions;

•	Our ability to integrate any acquired businesses into our operations;

•	Our ability to adequately protect our intellectual property;

•	Introduction of lower priced competing products;

•	Unpredictable events and circumstances relating to our international operations, including our use of foreign manufacturers;

•	Government regulatory action; and

•	Our ability to retain key employees.

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

EXECUTIVE OVERVIEW

Nautilus, Inc. (the “Company”) is a leading marketer, developer and manufacturer of branded health and fitness products sold under such well-known names as Nautilus, Bowflex, Schwinn Fitness, StairMaster, Trimline and Pearl Izumi. Our products are distributed through diversified direct, retail and commercial sales channels, both domestically and internationally. We market and sell a variety of branded products that are targeted at specific locations where people shop or exercise. Nautilus, StairMaster and Pearl Izumi brands are most commonly marketed through the commercial and high-end speciality retail markets, while the Bowflex and Schwinn Fitness branded products are marketed primarily through retail and direct sales channels. Our product marketing includes direct response marketing utilizing a combination of television commercials, infomercials, response mailings, the Internet, catalog, and inbound/outbound call centers. It also includes a sales force and dealer network marketing to retail organizations, health clubs, government agencies, hotels, corporate fitness centers, colleges, universities and assisted living facilities worldwide.

First Quarter 2006 Results

Net sales for the quarter were $185.0 million, compared to $156.4 million in the same quarter of 2005, an increase of 18.3%. Gross profit margins decreased to 42.9% in the first quarter of 2006 compared to 49.1% in the first quarter of 2005, as a result of changes in product mix, increased costs for distribution and transportation as well as increased manufacturing costs related to new products. These factors led to lower operating income in the first quarter of $8.7 million or 4.7% of net sales compared to $14.1 million or 9.0% of net sales in the first quarter of 2005. Diluted earnings per share for the quarter were 16 cents, compared to 28 cents a year ago. The Company recorded stock compensation expenses during the first quarter of 2006 totaling $0.7 million. The comparative diluted earnings per share for the prior period, taking stock compensation into account is 26 cents per share.

RESULTS OF OPERATIONS

This MD&A should be read in conjunction with our Interim Consolidated Financial Statements and related notes included elsewhere in this report. We believe that period-to-period comparisons of our operating results are not necessarily indicative of future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies that operate in evolving markets. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. We describe certain of these and other key risk factors elsewhere in more detail in this Form 10-Q and in our most recent Annual Report on Form 10-K.

STATEMENT OF OPERATIONS DATA – THREE MONTHS ENDED MARCH 31

The following tables present certain consolidated financial data as a percentage of net sales and statement of operations data comparing results for the first quarter of 2006 and 2005:

Statement of Operations Data	Quarter Ended March 31,
(% of Net Sales)	2006	2005
Net sales	100.0%	100.0%
Cost of sales	57.1	50.9

Gross profit	42.9	49.1
Operating expenses:
Selling and marketing	28.2	28.8
General and administrative	7.4	8.6
Research and development	1.8	1.8
Royalties	0.8	0.9

Total operating expenses	38.2	40.1

Operating income	4.7	9.0
Other income (expense) - net	(0.3)	0.4

Income before income taxes	4.4	9.4
Income tax expense	1.6	3.4

Net income	2.8%	6.0%

Statement of Operations Data (In Thousands)	Quarter Ended March 31,
	2006	2005	$ change	% change
Net sales	$184,990	$156,388	$28,602	18.3%
Cost of sales	105,678	79,615	26,063	32.7%

Gross profit	79,312	76,773	2,539	3.3%
Operating expenses:
Selling and marketing	52,154	44,922	7,232	16.1%
General and administrative	13,650	13,436	214	1.6%
Research and development	3,268	2,803	465	16.6%
Royalties	1,579	1,474	105	7.1%

Total operating expenses	70,651	62,635	8,016	12.8%

Operating income	8,661	14,138	(5,477)	-38.7%
Other income (expense) - net	(436)	568	(1,004)	-176.8%

Income before income taxes	8,225	14,706	(6,481)	-44.1%
Income tax expense	3,024	5,277	(2,253)	-42.7%

Net income	$5,201	$9,429	$(4,228)	-44.8%

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2006 AND 2005

Net Sales

Net sales were $185.0 million in the first quarter of 2006 compared to $156.4 million in the first quarter of 2005, an increase of $28.6 million or 18.3%. The increase is primarily attributable to the acquisition of the Fitness Apparel Business in the third quarter of 2005.

Fitness Equipment Business

Net sales from the commercial channel were $18.0 million in the first quarter of 2006 compared to $17.2 million in the first quarter of 2005, an increase of $0.8 million or approximately 4.5%. Commercial sales which include sales to health clubs, hotels and living complexes, represented approximately 11.8% of our total net sales in the quarter. The increase in net sales is attributable to new and innovative products being offered to the market place.

Net sales from the specialty retail channel were $21.2 million in the first quarter of 2006 compared to $20.0 million in the first quarter of 2005, an increase of $1.2 million or 5.7%. Specialty retail sales include sales to fitness retail stores that typically sell high-end equipment to the end consumer for home use. The increase in net sales is due to gaining additional customers as well as expanding the number of products offered at existing dealers

Net sales from the retail channel were $29.2 million in the first quarter of 2006 compared to $21.2 million in the first quarter of 2005, an increase of $8.0 million or 38.0%. Retail sales include sales to sporting good stores, warehouse clubs, and department stores. The increase in net sales is due to gaining additional customers as well as expanding the number of products offered at existing dealers.

Net sales from the direct channel were $83.7 million in the first quarter of 2006 compared to $84.9 million in the first quarter of 2005, a decrease of $1.2 million or 1.5%. The direct channel involves sales derived from the internet, catalog and direct response advertising. The slight decrease in direct channel sales is due to lower direct market advertising in the early part of the quarter compared to the prior year combined with competition with our own products introduced in the retail channel. The Company recently introduced the Bowflex Revolution product which has increased sales in the direct channel. These sales were largely offset by declining sales of the SelectTech dumbbell product due to sales at retail.

International Equipment Business

Net sales from the international channel were $13.5 million in the first quarter of 2006 compared to $13.1 million in the first quarter of 2005, an increase of $0.4 million or 3.5%. The international channel represents sales outside of the Americas and includes primarily commercial, with increasing retail and initial direct marketing. The increase in net sales is primarily due to the addition of new retail distributors.

Fitness Apparel Business

Net sales from the Fitness Apparel Business were $19.4 million in the first quarter of 2006. This Business was created in July 2005 with the Company’s acquisition of Pearl Izumi, and therefore no net sales occurred in the first quarter of 2005. The Fitness Apparel Business sells high quality fitness apparel for cyclists, runners and fitness enthusiasts primarily under the Pearl Izumi brand. The revenue stream of the Fitness

Apparel Business is generally seasonal with the first and third quarters having the highest sales and the second and fourth quarters having lower sales. Much of this is related to the timing of when the Company’s customers purchase inventory to stock their shelves.

Gross Profit

Fitness Equipment Business

Gross profits were $67.6 million in the first quarter of 2006 compared to $72.8 million in the first quarter of 2005, a decrease of $5.2 million or 7.2%. As a percentage of net sales, gross profit margins were 44.4% in the first quarter of 2006 compared to 50.8% in the first quarter of 2005. The decrease in gross profit margins as a percent of sales is due to increased costs in the Company’s distribution centers related to space leased and increases in employee headcount required for the increases in sales volume. In addition, gross profit margin decreased as a result of the higher margin direct channel representing a smaller percentage of total sales. The direct channel represented 55% of the net sales during the first quarter of 2006 compared to 59% of net sales in the prior period. The retail sales channel increased to 19% of the net sales in the first quarter of 2006 compared to 15% in the prior period.

International Equipment Business

Gross profit in the International Equipment Business was $3.4 million in the first quarter of 2006 compared to $4.0 million in the first quarter of 2005, a decrease of $0.6 million or 13.7%. The decrease in gross profit in the International Equipment Business is a result of competitive pressures in Europe and increases in freight costs to both obtain and distribute the Company’s products.

Fitness Apparel Business

Gross profit in the Fitness Apparel Business was $8.3 million in the first quarter of 2006 with gross profit margin of 42.5%. The Fitness Apparel Business was acquired in the third quarter of 2005.

Operating Expenses

Selling and Marketing

Selling and marketing expenses were $52.2 million in the first quarter of 2006 compared to $44.9 million in the first quarter of 2005, an increase of $7.2 million or 16.1%. As a percentage of net sales, selling and marketing expenses were 28.2% in the first quarter of 2006 as compared to 28.8% in the first quarter of 2005.

Approximately $5.0 million of the increase in selling and marketing expenses is a result of acquisitions that occurred in the second and third quarter of 2005. The Company spent an additional $1.7 million in the first quarter of 2006 related to radio advertising for the direct sales channel. Radio advertising was not conducted in the first quarter of 2005. In addition, the Company spent additional advertising dollars on coupon mailers, magazine wrappers and newspaper coupons to support the direct sales channel.

General and Administrative

General and administrative expenses were $13.7 million in the first quarter of 2006 compared to $13.4 million in the first quarter of 2005, an increase of $0.2 million or 1.6%. As a percentage of net sales, general and administrative expenses were 7.4% in the first quarter of 2006 compared to 8.6% in the first quarter of 2005. Approximately $2.1 million of the increase is a result of acquisitions that occurred in the second and third quarter of 2005.

These increases in expenses were offset by significant one-time charges in the prior year including the settlement of the Consumer Product Safety Commission investigation in the amount of $1.0 million, and litigation reserves and increased legal fees in preparation of the trademark and patent infringement cases against ICON Health and Fitness (“ICON”).

Research and development

Research and development expenses were $3.3 million in the first quarter of 2006 compared to $2.8 million in the first quarter of 2005, an increase of $0.5 million or 16.6%. The increase in research and development expenses is primarily attributable to research and development for our Fitness Apparel Business, which was not a part of the Company in the first quarter of 2005.

Royalties

Royalty expenses were $1.6 million in the first quarter of 2006 compared to $1.5 million in the first quarter of 2005, an increase of $0.1 million or 7.1%. The increase in our royalty expense is primarily attributable to the addition of the Bowflex Revolution™ and the use of an underlying patent. Other royalty expenses are primarily related to sales of our TreadClimber and elliptical products.

Operating Income

Operating income was $8.6 million in the first quarter of 2006 compared to $14.1 million in the first quarter of 2005, a decrease of $5.5 million or 38.7%. As a percentage of net sales, operating income was 4.7% in the first quarter of 2006 compared to 9.0% in the first quarter of 2005, a decrease of 430 basis points. The decrease in operating income is due in part to product mix as some of the Company’s newly introduced products have a lower profit margin than some of the historical products offered. In addition, the Company expanded sales in all channels except the direct channel. The direct channel generally provides the Company with higher profit margins than the non-direct channels.

Income Tax Expense

Income tax expense was $3.0 million in the first quarter of 2006 compared to $5.3 million in the first quarter of 2005, a decrease of $2.3 million or 42.7%. We expect our income tax expense to fluctuate in line with changes in our income before taxes. The effective income tax rate increased from 35.9% during the first quarter of 2005 to 36.8% during the first quarter of 2006. The increase in the effective tax rate is primarily due to the Company expensing incentive stock options that are not deductible for tax purposes and the reduction in interest income earned from tax exempt investments.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2006, our operating activities generated $30.0 million in net cash compared with $22.2 million in the same period of the prior year. The improvement from the prior year was the result of decreases in inventory as the Company focused on improving the distribution process. This was offset by decreases in net income and higher accounts receivable balances at the end of the period.

Net cash provided by investing activities was $4.0 million in the first quarter of 2006 compared with $2.9 million in the first quarter of 2005. Capital expenditures were $2.0 million in the first quarter of 2006 compared to $2.8 million in the first quarter of 2005. Capital expenditures during the first quarter of 2006 consisted of manufacturing equipment to support our new, innovative product offerings, computer equipment to maintain and expand current information systems for future growth, and a marketing asset to be used for current and future tradeshows.

During the first quarter of 2006, the Company collected $6.1 million for the sale of the former headquarters building located in Vancouver, Washington. During the first quarter of 2005, the Company collected $3.0 million from the sale of a property in Las Vegas that occurred during the third quarter of 2004. During the first quarter of 2005, the Company had significant activity investing excess cash from operations. Those funds were utilized for acquisitions during 2005. The Company had no short-term investments during the first quarter of 2006.

Net cash used in financing activities was $32.4 million in the first quarter of 2006, which was primarily due to the Company paying down short-term borrowings by $29.1 million. In addition, the Company paid a cash dividend of 10 cents per share in the first quarter of both years of $3.3 million.

On November 18, 2005, the Company entered into a five year unsecured credit agreement to include revolving loans, letters of credit and swing loans for a maximum commitment of $65.0 million, with sub-limits on the swing loans and letters of credit. The credit facility includes an option for the Company to reduce the maximum commitment from time to time. Under the credit agreement, borrowings will bear interest based upon the prime rate or Eurodollar rates with a provision for a spread over such rates based upon the Company’s consolidated leverage ratio. At March 31, 2006, the interest rate ranged from 5.463% to 5.464% and the Company had $11.0 million outstanding under the credit agreement. The credit agreement contains certain financial and non-financial covenants, which include but are not limited to a leverage ratio and fixed charge coverage ratio. As of March 31, 2006, the Company was in compliance with the covenants.

At March 31, 2006 and 2005, the Company had $5.2 million and $8.1 million, respectively in stand by letters of credit with Asian vendors reducing the available balance.

The Company issued a $1.5 million non-interest bearing promissory note ($1.3 million, net of imputed interest) as part of the purchase price in the Belko Canada acquisition. The note is payable in full in May 2008. As part of the acquisition of Pearl Izumi, the Company became obligated on two non-interest bearing notes of $4.4 million and $0.9 million, net of imputed interest. The $4.4 million note requires payments of $0.3 million in February 2006, and $0.15 million per quarter beginning March 2007 through December 2016. The $0.9 million note requires payments of $0.15 million per quarter beginning September 2005 through December 2006.

We believe our existing cash, cash equivalents and short-term investment balances, cash generated from operations and borrowings available under our line of credit, will be sufficient to meet our capital requirements for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

From time to time, we arrange for leases or other financing sources with third parties to enable certain of our commercial customers to purchase our equipment. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. The purpose of these guarantees is to increase our selling opportunities to commercial customers that would not otherwise be able to obtain affordable financing to purchase our equipment. At March 31, 2006 and 2005, the maximum contingent liability under all recourse provisions was approximately $3.1 million and $4.4 million, respectively. Refer to Note 9 of the Notes to Consolidated Financial Statements for further discussion of the accounting treatment for these arrangements. We expect an increase in these types of arrangements going forward.

INFLATION AND PRICE CHANGES

Although we cannot accurately anticipate the effect of inflation on our operations, with the exception of fuel prices discussed below, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our financial position, results of operations or cash flows. However, increases in inflation over historical levels or uncertainty in the general economy could decrease discretionary consumer spending for products like ours.

During 2005, we experienced increases in distribution costs as a result of increases in the price for fuel. To the extent these costs continue to increase, our gross margins in 2006 may continue to be negatively impacted. During 2005, the Company implemented a transportation surcharge passing some of these cost increases to the end consumer.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 1 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q.

CRITICAL ACCOUNTING POLICIES

The significant accounting policies and estimates are summarized in the footnotes to our annual consolidated financial statements. Some of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of March 31, 2006, however actual results may differ from these estimates under different assumptions or conditions.

We identified the critical accounting policies in management’s discussion and analysis of financial condition and results in our annual report on Form 10-K for the year ended December 31, 2005. We believe there have been no changes in these critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks since the filing of our 2005 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2006.

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

FOREIGN EXCHANGE RISK

The Company is exposed to foreign exchange risk from currency fluctuations, mainly in Canada and Europe. Given the relative size of the Company’s current foreign operations, the Company does not believe the exposure to changes in applicable foreign currencies to be material, such that it could have a significant impact on our current or near-term financial position, results of operations, or cash flows. Management estimates the maximum impact on stockholders’ equity of a 10% change in any applicable foreign currency to be $2.4 million at March 31, 2006.

INTEREST RATE RISK

The Company is exposed to market risk for changes in interest rates related to its credit agreements. The credit agreements are at variable interest rates and as of March 31, 2006, the Company had outstanding borrowings under the credit facility of $11.0 million. Due to the short-term nature of these borrowings, management believes that any reasonably possible near-term changes in related interest rates would not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Changes in Internal Controls

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, management identified a material weakness in the Company’s controls for testing of and training for the enterprise resource planning (ERP) system. In addition, management also determined that efforts to mitigate the impact from the lack of testing and training for the implementation of the ERP system resulted in an additional material weakness from insufficient resources being devoted to controls over analyzing and recording contingencies. During the first quarter, the Company took action to correct the material weaknesses in internal control over financial reporting by:

•	Identifying and correcting data migration issues;

•	Providing additional training on the effective and efficient use of the ERP system to encourage data accuracy;

•	Enhancing system reporting from the ERP system;

•	Providing additional training to staff responsible for determining the financial impact of each contingency;

•	Enhancing the review process and responsibility for review of accounting estimates and contingencies; and

•	Implementing an additional level of review for all significant accounting estimates by the Chief Financial Officer and Controller.

The Company believes it has made considerable progress in its efforts to remediate the material weaknesses since December 31, 2005. As on-going remediation continues, the Company is focusing its training and education efforts so that operating effectiveness will be demonstrated over a period of time that is sufficient to conclude that the material weaknesses have been remediated.

Except for the items identified above, there have been no other changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In November 2005, the Company proceeded to trial in Salt Lake City, Utah in a case filed by ICON Health & Fitness, Inc. (“ICON”) claiming false advertising involving the Company’s advertising and promotion going back to 1987 for certain elements of its Bowflex home gyms and claiming trademark infringement for the name placed on a treadmill belt sold in 2002. On November 15, 2005, the jury returned a verdict in favor of ICON in the amount of $7.8 million which the Court subsequently increased to $8.1 million. By an order dated April 3, 2006, the Court refused to modify the amount of the jury verdict. The Company, based on discussion with legal counsel, believes the verdict is inconsistent with the law and the evidence presented at trial and that the evidence does not support the damage award. Thus, the Company has not accrued any material amounts for this case and that the likelihood of loss is neither probable nor is the amount estimable. The Company will continue to vigorously contest this verdict and will appeal to the appropriate federal circuit court.

In December 2002, the Company filed suit against ICON in the Federal District Court, Western District of Washington (the “District Court”) alleging infringement by ICON of the Company’s Bowflex patents and trademarks. The Company sought injunctive relief, monetary damages and its fees and costs. In October 2003, the District Court dismissed the patent infringement claims. The Company appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) and in November 2003, the Appeals Court overruled the District Court and reinstated the patent infringement claims. In May 2005 the District Court again dismissed the patent infringement case against ICON. The Company has appealed this case to the Appeals Court, which has previously ruled in favor of the Company in two separate appeals on this matter.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors identified in our annual report on Form 10-K for the year-ended December 31, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Nautilus, Inc. was held on May 8, 2006, at which the following actions were taken:

1.	The shareholders elected a nine-person board of directors. The nine directors elected, together with the voting results for such directors, were as follows:

Name	For	Withheld
Peter A. Allen	28,208,814	416,343

Ronald P. Badie	28,105,022	520,135

Robert S. Falcone	28,106,991	518,166

Greggory C. Hammann	27,879,115	746,042

Frederick T. Hull	28,288,739	336,418

Donald W. Keeble	28,283,339	341,818

Paul F. Little	27,979,500	645,657

Diane L. Neal	28,302,419	322,738

Marvin G. Siegert	28,138,240	486,917

2.	The shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for 2006. The voting results were as follows:

	For	Against	Abstain
Deloitte & Touche LLP	28,562,725	52,370	10,062

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description

10.1	Summary of 2006 Bonus Plan – Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 2, 2006.

10.2	2006 Equity Compensation of Executive Officers – Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 2, 2006.

10.3	First Amendment Agreement with KeyBank National Association, and US Bank National Association dated March 10, 2006 - Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on March 16, 2006.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUTILUS, INC.

May 10, 2006	By:	/s/ Greggory C. Hammann
Date		Greggory C. Hammann, Chairman, Chief Executive Officer and President (Principal Executive Officer)

May 10, 2006	By:	/s/ William D. Meadowcroft
Date		William D. Meadowcroft, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Summary of 2006 Bonus Plan – Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 2, 2006.

10.2	2006 Equity Compensation of Executive Officers – Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 2, 2006.

10.3	First Amendment Agreement with KeyBank National Association, and US Bank National Association dated March 10, 2006 - Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on March 16, 2006.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.