Form 10-Q
period 2006-06-30
NAUTILUS, INC.
filed 2006-08-09
CIK 1078207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Number of shares of issuer’s common stock outstanding as of August 1, 2006: 32,803,861

NAUTILUS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NAUTILUS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,843	$7,984
Trade receivables (net of allowance for doubtful accounts of $3,667 and $4,085 at June 30, 2006 and December 31, 2005, respectively)	98,435	116,908
Inventories	75,383	96,084
Prepaid expenses and other current assets	6,664	8,369
Short-term notes receivable	2,509	2,496
Assets held for sale	—	6,115
Deferred tax assets	7,042	7,235

Total current assets	195,876	245,191
PROPERTY, PLANT AND EQUIPMENT (at cost, net of accumulated depreciation of $50,562 and $43,802 at June 30, 2006 and December 31, 2005, respectively)	56,670	59,320
GOODWILL	65,027	64,404
INTANGIBLE AND OTHER ASSETS, net	45,543	44,371

TOTAL ASSETS	$363,116	$413,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$49,093	$61,132
Accrued liabilities	27,283	29,097
Short-term borrowings	3,400	40,147
Income taxes payable	2,885	3,810
Customer deposits	2,327	3,327
Current portion of long-term debt	1,568	707

Total current liabilities	86,556	138,220
LONG TERM PORTION OF LONG TERM DEBT	4,275	5,610
NONCURRENT DEFERRED TAX LIABILITIES	16,819	16,990
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock – no par value, 75,000 shares authorized; 32,804 and 32,780 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	3,248	3,549
Unearned stock compensation	—	(1,947)
Retained earnings	248,426	248,123
Accumulated other comprehensive income	3,792	2,741

Total stockholders’ equity	255,466	252,466

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$363,116	$413,286

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NET SALES	$137,613	$129,581	$322,602	$285,969
COST OF SALES	77,022	71,527	182,699	151,142

Gross profit	60,591	58,054	139,903	134,827

OPERATING EXPENSES:
Selling and marketing	43,111	39,977	95,266	84,899
General and administrative	12,243	9,985	25,892	23,421
Research and development	2,532	3,109	5,800	5,912
Royalties	1,116	1,181	2,695	2,655

Total operating expenses	59,002	54,252	129,653	116,887

OPERATING INCOME	1,589	3,802	10,250	17,940
OTHER INCOME:
Interest income (expense), net	(164)	798	(615)	1,315
Other income, net	1,207	460	1,222	511

Total other income	1,043	1,258	607	1,826

INCOME BEFORE INCOME TAXES	2,632	5,060	10,857	19,766
INCOME TAX EXPENSE	961	1,730	3,985	7,007

NET INCOME	$1,671	$3,330	$6,872	$12,759

EARNINGS PER SHARE:
BASIC	$0.05	$0.10	$0.21	$0.38
DILUTED	$0.05	$0.10	$0.21	$0.38
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	32,803	33,379	32,800	33,274
DILUTED	32,997	34,250	32,986	33,917

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,872	$12,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,610	6,803
Stock-based compensation	1,370	170
Loss (gain) on sale of property, plant and equipment	72	(9)
Tax benefit of exercise of nonqualified options	—	1,718
Deferred income taxes	(595)	(4,224)
Foreign currency transaction gain	(1,205)	(100)
Changes in assets and liabilities:
Trade receivables	19,681	34,433
Inventories	21,594	(19,103)
Prepaid expenses and other current assets	1,764	(5,599)
Trade payables	(12,194)	(7,826)
Accrued liabilities	(2,107)	(1,535)
Income taxes payable	(925)	(5,090)
Customer deposits	(1,036)	44

Net cash provided by operating activities	41,901	12,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,011)	(13,102)
Proceeds from sale of property, plant and equipment	6,064	2,972
Increase in other assets	(2,094)	(399)
Acquisition, net of cash acquired	—	(3,707)
Purchases of short-term investments	—	(49,352)
Proceeds from maturities of short-term investments	—	98,891
Net increase in notes receivable	(13)	(93)

Net cash (used in) provided by investing activities	(1,054)	35,210

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid on common stock	(6,560)	(6,651)
Proceeds from exercise of stock options	335	4,543
Net reduction in short-term borrowings	(36,747)	—
Principal payments on long-term debt	(480)	—

Net cash used in financing activities	(43,452)	(2,108)

Net Effect of Foreign Currency Exchange Rate Changes	464	(240)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,141)	45,303
Cash and Cash Equivalents, beginning of period	7,984	19,266

Cash and Cash Equivalents, end of period	$5,843	$64,569

Supplemental Disclosures:
Cash paid for interest	$919	$—

Cash paid for income taxes	$5,701	14,222

See notes to consolidated financial statements

NAUTILUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

Nautilus, Inc. is referred to as “we,” “us,” “our” or “Company” in this report. The accompanying consolidated financial statements relate to Nautilus, Inc. and its subsidiaries as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005. The consolidated financial statements of the Company include the accounts of Nautilus, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Use of Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant estimates relate to revenue recognition, stock-based compensation, warranty reserves, legal reserves, sales returns and discounts, the allowance for doubtful accounts, inventory valuation, intangible asset valuation, and income taxes.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides a two-step approach for recognizing and measuring tax benefits and requires companies to make disclosures about uncertainties in their income tax position, including a detailed rollforward of tax benefits taken that do not qualify for financial statement recognition. Unless adopted early, FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact that adoption of FIN 48 will have on its financial statements, but does not believe the adoption of FIN 48 will have a material impact.

2.	STOCK BASED COMPENSATION

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

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) for its share-based compensation plan using the modified prospective transition method. The Company previously accounted for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25” or “Opinion 25”) and related interpretations and disclosure requirements established by SFAS 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Under APB 25, no expense was recorded in the income statement for the Company's stock options granted at fair market value. The pro forma effect on income for stock options was instead disclosed in a footnote to the financial statements.

Expense was recorded in the income statement for restricted stock awards and stock options granted below fair market value on the date of grant.

Under SFAS 123(R), the Company recognizes compensation expense from share-based payments over the requisite service periods of the individual grants, which generally equal the vesting periods. Consistent with prior years, the fair value of each option grant is estimated at the date of grant using the Black-Scholes-Merton option pricing model which requires extensive use of accounting judgment and financial estimation, including estimates of the expected volatility of the Company’s common stock price over the expected term, the dividend yield, expected term option holders will retain their vested awards before exercising them, and the number of awards that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently the related amounts of compensation cost recognized in the Consolidated Statements of Income.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its share-based payments for the periods prior to adoption of SFAS 123(R):

(in thousands, except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$3,330	$12,759
Add: Stock-based employee compensation expense included in reported net income, net of tax	54	109
Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax	(595)	(1,173)

Net income, pro forma	$2,789	$11,695

Basic earnings per share:
As reported	$0.10	$0.38
Pro forma	$0.08	$0.35
Diluted earnings per share:
As reported	$0.10	$0.38
Pro forma	$0.08	$0.34

As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income before income taxes and net income for the three months ended June 30, 2006 are $0.7 and $0.4 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. The Company's income before income taxes and net income for the six months ended June 30, 2006 are $1.4 and $0.9 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. The Company's basic and diluted earnings per share for the three and six months ended June 30, 2006 are $0.02 and $0.04, respectively, lower than if it had continued to account for share-based compensation under APB 25. The Company did not capitalize any of its share-based compensation costs.

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock on the date prior to the grant date and generally vest based on four years of continuous service and have a seven year contractual term. A summary of the Company’s stock option plan activity for the three months ended June 30, 2006 is as follows:

	Total Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	2,728,835	$16.82
Granted	103,000	17.94
Forfeited or canceled	(41,475)	19.46
Expired	(86,035)	23.06
Exercised	(2,375)	10.90		$18,033

Outstanding at June 30, 2006	2,701,950	$16.63	6.98	$4,901,361

A summary of the Company’s stock option plan activity for the six months ended June 30, 2006 is as follows:

	Total Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31. 2005	2,277,110	$17.39
Granted	640,150	15.65
Forfeited or canceled	(82,699)	20.35
Expired	(108,361)	24.42
Exercised	(24,250)	14.42		$95,534

Outstanding at June 30, 2006	2,701,950	$16.63	6.98	$4,901,361

Exercisable at June 30, 2006	830,990	$17.67	6.37	$1,781,583

The fair value of the Company’s option awards was estimated assuming the following weighted average assumptions:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Expected life (years)	4.75	4.75
Risk-free interest rate	5.0%	4.8%
Expected dividend yield	2.5%	2.4%
Expected volatility	44%	44%

Expected life represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The risk-free interest rate is based on the implied U.S. Treasury zero coupon yield curve in effect in the month of grant. Expected dividend yield is calculated based on the authorization by the Company’s Board of Directors of the payment of the 2006 quarterly dividends in amount of $0.10 per share. Expected volatility utilized in the model is calculated using the daily historical volatility of the Company’s stock price. When estimating forfeitures, the Company considers historical termination as well as anticipated retirements based on an analysis of historical data.

Performance Units

Starting in December 2005, the Company granted performance unit awards to members of its executive team. The performance unit awards vest if the Company meets earnings targets set by the Compensation Committee of the Board of Directors. The fair value of the performance units is based on the closing market price of the Company’s common stock on the date preceding the grant date and is amortized over the estimated requisite service period when it becomes probable that the performance targets are expected to be met. The amount of stock-based compensation expense is based on the number of performance unit awards ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

As of June 30, 2006, there was approximately $2.7 million of total unrecognized stock-based compensation costs related to performance units none of which were vested. As of June 30, 2006, the intrinsic value of the performance units was approximately $2.4 million; there were no performance units in the comparable period of fiscal 2005. The Company did not record any compensation expense related to the performance unit awards in the three and six month periods ended June 30, 2006. A summary of the Company’s performance units is presented below:

	Performance Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	125,000	$17.70
Granted	30,900	15.15
Forfeited or canceled	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31 and June 30, 2006	155,900	$15.15 -$ 17.70

Restricted Stock, service based

As of June 30, 2006, a total of 3,000 shares of service based restricted stock awards were outstanding. Restricted shares are granted to key employees and directors of the Company and vest based on years of service. The fair value of the restricted stock awards is based on the closing market price of the Company’s common stock on the date preceding the grant date and is amortized on a straight line basis over the service period.

As of June 30, 2006, there was approximately $37,000 of total unrecognized stock-based compensation costs related to service based restricted stock awards none of which were vested. Stock-based compensation expense recognized for the three and six months of 2006 was approximately $4,000 and $8,000, respectively, and is based on the number of restricted stock awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Restricted stock awards vest annually over three years of service. There were no service based restricted stock awards in the comparable periods of fiscal 2005.

3.	INVENTORIES

Inventories consisted of the following:

(in thousands)	June 30, 2006	December 31, 2005
Finished goods	$52,284	$69,178
Work-in-process	1,095	1,368
Parts and components	22,004	25,538

Inventories	$75,383	$96,084

Inventories are stated at the lower of standard cost or market. The Company evaluates the need for inventory valuation adjustments associated with obsolete, slow-moving and not saleable inventory by reviewing current transactions and forecasted product demand on a quarterly basis.

4.	INTANGIBLE AND OTHER ASSETS

Intangible assets, exclusive of goodwill, consisted of the following:

(in thousands)	Estimated Useful Life (in years)	June 30, 2006	December 31, 2005
Intangible assets:
Indefinite life trademarks	N/A	$37,385	$30,465
Definite life trademarks	20	—	6,800
Patents	1 to 17	1,597	1,597
Customer base	8	3,400	3,400
Developed technology	4	2,500	2,500
Non-compete agreement	3	1,647	1,647

Total intangible assets		46,529	46,409
Accumulated amortization		(4,148)	(3,233)

Intangible assets, net		42,381	43,176

Other assets		3,162	1,195

Intangible and other assets		$45,543	$44,371

Identifiable intangible assets such as license agreements, patents, and trademarks are recorded at cost, or when acquired as part of a business combination, at estimated fair value. Identifiable intangible assets are amortized based on when they provide the Company with economic benefit, or using the straight-line method, over their estimated useful life of one to twenty years. Amortization expense related to intangible assets at June 30, 2006 is estimated to be $1.5 million annually for each of the five succeeding years.

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

(in thousands)	June 30, 2006	December 31, 2005
Payroll	$6,874	$8,457
Accrued warranty expense	9,798	10,210
Sales return reserve	1,560	1,049
Other	9,051	9,381

Accrued liabilities*	$27,283	$29,097

*	Other accrued liabilities primarily consist of finance fees, commissions and third party royalties.

Warranty reserve activity for the six months ended June 30, 2006 and 2005 was as follows:

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions*	Balance at End of Period
2006	$10,210	$4,858	$5,270	$9,798
2005	$7,537	$4,726	$3,829	$8,434

*	Deductions represent warranty claims paid out in the form of service costs and/or product replacements.

Warranty costs are estimated based on the Company’s experience and are charged to cost of sales as sales are recognized or as such estimates change.

6.	LINE OF CREDIT AND OTHER DEBT

In November 2005, the Company entered into an unsecured credit agreement with two domestic lending institutions. In March 2006, the Company amended its credit facility. The agreement, as amended, provides for a revolving credit facility for a maximum commitment of $65 million, includes revolving loans, letters of credit and swing loans, and matures on November 17, 2010. The credit facility also includes an option for the Company to reduce the amount of maximum commitment from time to time. Under this credit facility, borrowings bear interest based at either the Prime Rate, Federal Funds Effective Rate or Eurodollar rates plus the applicable margin for either Base Rate Loans or Eurodollar Loans based upon the Company’s consolidated leverage ratio. The credit facility has a default rate of two percent in excess of the rate otherwise applicable, and provides for a facility fee at the annual rate equal to the applicable Facility Fee Rate in effect on the payment date and is payable quarterly on the average daily total commitment amount in effect during the quarter. As of June 30, 2006, the borrowing limit under the Revolver was $65 million of which $55.9 million was available. As of June 30, 2006, the interest rate on the outstanding borrowings of $3.4 million was 5.8%. The interest rates ranged between 5.025% and 5.275% on the amount of borrowings outstanding as of December 31, 2005. As of June 30, 2006, the Company had $5.7 million in standby letters of credit with Asian vendors which reduced the balance available under the credit facility.

Under the terms of the credit facility, the Company may use proceeds for working capital and other general corporate purposes, including acquisitions. The terms of the credit facility also allow the use of funds for the repurchase of shares of the Company’s common stock in an aggregate amount not to exceed $30 million until the fixed charge coverage ratio is equal to or greater than 1.20 to 1.00. The credit facility, as amended, contains certain financial and non-financial covenants with which the Company was in compliance as of June 30, 2006.

In 2005, The Company issued a $1.5 million non-interest bearing promissory note ($1.3 million, net of imputed interest) as part of the purchase price of the Belko Canada acquisition. The note is payable in full in May 2008. As of June 30, 2006, the Company reached an agreement with the noteholder to settle the entire amount of the note in fiscal 2006; therefore, the remaining balance of the note was classified as a current liability in the Consolidated Balance Sheets.

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

7.	COMPREHENSIVE INCOME

Excluding Switzerland, the accounts of our foreign operations are measured using the local currency as the functional currency. These accounts are then translated into U.S. dollars using the current rate method with translation gains and losses accumulated as comprehensive income component of stockholders’ equity. For our Swiss operations, the local currency, the Swiss Franc, is remeasured to the functional currency, the Euro, with the related gains or losses recognized in current period net income.

Comprehensive income, net of taxes, was as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$1,671	$3,330	$6,872	$12,759
Foreign currency translation adjustments, net of tax	1,240	(673)	1,051	(1,267)

Comprehensive income	$3,182	$2,657	$8,194	$11,492

For the three and six months ended June 30, 2006, foreign currency gains amounted to approximately $1.1 and $1.2 million, respectively, and are recorded as part of Other Income in the Consolidated Statement of Income. Such amounts were approximately $0.1 in each of the comparative periods of fiscal 2005.

8.	EARNINGS PER SHARE

The calculation of weighted-average outstanding shares is as follows:

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
(in thousands, except per share amounts)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income	$1,671	32,803	$0.05	$3,330	33,379	$0.10
Effect of dilutive securities:
Stock options	—	191	0.00	—	871	0.00
Restricted stock	—	3	0.00	—	—	0.00

Diluted EPS:
Net income	$1,671	32,997	$0.05	$3,330	34,250	$0.10

Antidilutive stock options *		1,843,687			181,100

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
(in thousands, except per share amounts)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income	$6,872	32,800	$0.21	$12,759	33,274	$0.38
Effect of dilutive securities:
Stock options	—	183	0.00	—	643	0.00
Restricted stock	—	3	0.00	—	—	0.00

Diluted EPS:
Net income	$6,872	32,986	$0.21	$12,759	33,917	$0.38

Antidilutive stock options *		1,764,634			823,690

*	Stock options not included in the calculation of diluted earnings per share for each respective period because they would be antidilutive.

9.	STOCK REPURCHASE PROGRAM

In March 2005, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock in open-market transactions, at times and in such amounts as management deems appropriate, depending on market conditions and other factors. The authorization expires on March 31, 2008, unless extended by the Board of Directors. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During 2005, the Company acquired 830,700 shares of common stock at an average price of $18.82 per share for a total cost of $15.6 million. No shares were repurchased during the three and six months ended June 30, 2006.

As further discussed in Note 6, the Company has a credit facility, proceeds from which may be used for the repurchase of shares of the Company’s common stock in an aggregate amount not to exceed $30 million until the fixed charge coverage ratio is equal to or greater than 1.20 to 1.00.

10.	COMMITMENTS AND CONTINGENCIES

Legal Matters

We are involved in various claims, lawsuits and other proceedings from time to time. Such litigation involves uncertainty as to possible losses we may ultimately realize when one or more future events occur or fail to occur. We accrue and charge to income estimated losses from contingencies when it is probable that a liability had been incurred and the amount of loss can be reasonably estimated. Differences between estimates recorded and actual amounts determined in subsequent periods are treated as changes in accounting estimates. The Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsel, the outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative developments, and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly. A significant change in our estimates, or a result that materially differs from our estimates, could have a significant impact on our financial position, results of operations and cash flows.

In November 2005, the Company proceeded to trial in Salt Lake City, Utah in a case filed by ICON Health & Fitness, Inc. (“ICON”) claiming false advertising involving the Company’s advertising and promotion going back to 1987 for certain elements of its Bowflex home gyms and claiming trademark infringement for the name placed on a treadmill belt sold in 2002. On November 15, 2005, the jury returned a verdict in favor of ICON in the amount of $7.8 million which the Court subsequently increased to $8.1 million. By an order dated April 21, 2006, the Court refused to modify the amount of the jury verdict. The Company has filed a notice of appeal of this judgment and has posted the necessary bond with the Court for the appeal. The Company, based on discussion with its legal counsel, believes the verdict is inconsistent with the law and the evidence presented at trial. Further, the Company believes that the evidence does not support the damage award and thus the likelihood of loss is neither probable nor is the amount of potential loss estimable. Therefore, no accrual has been recorded by the Company.

In December 2002, the Company filed suit against ICON in the Federal District Court, Western District of Washington (the “District Court”) alleging infringement by ICON of the Company’s Bowflex patents and trademarks. The Company sought injunctive relief, monetary damages and its fees and costs. In October 2003, the District Court dismissed the patent infringement claims. The Company appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) and in November 2003, the Appeals Court overruled the District Court and reinstated the patent infringement claims. In May 2005, the District Court again dismissed the patent infringement case against ICON. The Company has appealed this case to the Appeals Court, which has previously ruled in favor of the Company in two separate appeals on this matter.

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

There have been no other significant subsequent developments relating to the commitments and contingencies reported in the Company's most recent Annual Report on Form 10-K.

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

Guarantees

From time to time, the Company arranges for commercial leases or other financing sources with third parties to enable certain of its commercial customers to purchase the Company’s commercial products. While most of these financing arrangements are without recourse, in certain cases the Company provides a guarantee or other recourse provisions to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the commercial products. In such situations, the Company ensures that the transaction between the independent leasing company and the commercial customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under SFAS No. 5, Accounting for Contingencies, in situations when collection of the lease payments is not probable. At June 30, 2006 and December 31, 2005, the maximum contingent liability under all recourse and guarantee provisions was approximately $3.1 million and $4.1 million, respectively. At June 30, 2006, lease terms on outstanding commercial customer financing arrangements were between 3 and 7 years. A reserve for estimated losses under recourse provisions of approximately $247,000 and $70,000 was recorded based on historical loss experience and is included in accrued expenses at June 30, 2006 and December 31, 2005, respectively. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has also recorded a liability and corresponding reduction of revenue for the estimated fair value of the Company’s guarantees issued during those periods. The fair value of the guarantees was determined based on the estimated risk premium a bank or similar institution would require in order to extend financing to a customer in the absence of a third-party guarantee. This liability is being reduced over the life of each respective guarantee. In most cases if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the products from the commercial customer. It is not practical to estimate the approximate amount of proceeds that would be generated from the sale of these assets in such situations.

The Company has an agreement with a financing company to provide second tier financing for consumers. Under normal circumstances, funding for this reserve comes from a percentage of each sale held back by the financing company. In the event that the financing company experiences higher consumer default rates than specified under our contract, the Company will be required to pay an additional amount to the financing company. As of June 30, 2006, we have accrued approximately $286,000 for this liability.

As of June 30, 2006, the Company also had approximately $5.7 million in outstanding commercial letters of credit expiring between December 2006 and January 2007.

11.	REPORTABLE SEGMENTS

The Company’s operating segments are evidence of the structure of the Company's internal organization and are organized to allow focus on specific business opportunities in the Company’s worldwide market place. The Company’s three business segments are Fitness Equipment Business, International Equipment Business, and Fitness Apparel Business.

The Fitness Equipment Business is responsible for the design, production, marketing and selling of branded fitness equipment sold under the Nautilus, Bowflex, Schwinn Fitness and Stairmaster brand names. The Fitness Equipment Business is responsible for servicing customers within the Americas, which includes the United States, Mexico, Canada and South America.

The International Equipment Business is responsible for the marketing and selling of branded fitness equipment sold under the Nautilus, Bowflex, Schwinn Fitness and Stairmaster brand names. The International Equipment Business is responsible for servicing customers outside of the Americas.

The Fitness Apparel Business is responsible for the design, production, marketing and selling of branded fitness apparel, footwear and accessory products sold primarily under the Pearl Izumi brand in both domestic and international markets.

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

Net sales from external customers for the Company’s consolidated operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Fitness Equipment Business	$108,876	$117,709	$260,919	$261,044
International Equipment Business	14,904	11,872	28,418	24,925
Fitness Apparel Business	13,833	—	33,265	—

Net Sales	$137,613	$129,581	$322,602	$285,969

Gross profit from external customers for the Company’s consolidated operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Fitness Equipment Business	$50,325	$54,747	$117,934	$127,539
International Equipment Business	4,043	3,307	7,479	7,288
Fitness Apparel Business	6,223	—	14,490	—

Gross Profit	$60,591	$58,054	$139,903	$134,827

Assets from the Company’s three operating segments were as follows:

(in thousands)	June 30, 2006	December 31, 2005
Fitness Equipment Business	$247,624	$304,033
International Equipment Business	31,761	31,034
Fitness Apparel Business	83,731	78,219

	$363,116	$413,286

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “could,” “may,” “will,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projections,” “potential,” “continue,” and words of similar import, constitute “forward-looking statements.” Investors are cautioned that all forward-looking statements involve risks and uncertainties, and various factors could cause actual results to differ materially from those in the forward-looking statements. From time to time and in this Form 10-Q, we may make forward-looking statements relating to our financial performance, including the following:

•	Anticipated revenues, expenses and gross margins

•	Seasonal patterns

•	Expense as a percentage of revenue

•	Anticipated earnings

•	New product introductions, and

•	Future capital expenditures.

Numerous factors could affect our actual results, including the following:

•	The availability of media time and fluctuating advertising rates

•	A decline in consumer spending due to unfavorable economic conditions including high fuel and energy costs, as well as increasing interest rates

•	Our ability to effectively develop, manufacture, market and sell future products

•	Our ability to get foreign sourced products through customs in a timely manner

•	Our ability to effectively identify and negotiate any future strategic acquisitions

•	Our ability to integrate any acquired businesses into our operations

•	Our ability to adequately protect our intellectual property

•	Introduction of lower priced competing products

•	Unpredictable events and circumstances relating to our international operations, including our use of foreign manufacturers

•	Unpredictable changes in exchange rates of foreign currencies and the market cost of key commodities such as steel

•	Government regulatory action, and

•	Our ability to retain key employees.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Interim Consolidated Financial Statements and related notes included elsewhere in this report as well as with the MD&A in our most recent Annual Report on Form 10-K. We believe that period-to-period comparisons of our operating results are not necessarily indicative of future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies that operate in evolving markets. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability.

OVERVIEW

Nautilus, Inc. (“we,” “us,” “our” or “Company”) is a leading marketer, developer and manufacturer of branded health and fitness products sold under well-known names such as Nautilus, Bowflex, Schwinn Fitness, StairMaster and Pearl Izumi. Our products are distributed through diversified direct, retail and commercial sales channels, both domestically and internationally. We market and sell a variety of branded products that are targeted at specific locations where people shop or exercise. Nautilus, StairMaster and Pearl Izumi brands are most commonly marketed through the commercial and high-end specialty retail markets, while the Bowflex and Schwinn Fitness branded products are marketed primarily through retail and direct sales channels. Our product marketing includes direct response marketing utilizing a combination of television commercials, infomercials, response mailings, the Internet, catalog, and inbound/outbound call centers to sell our products directly to customers. It also includes a sales force and dealer network marketing to retail organizations, health clubs, government agencies, hotels, corporate fitness centers, colleges, universities and assisted living facilities worldwide.

Summary of the Second Quarter 2006 Results

Net sales for the second quarter of 2006 were $137.6 million, compared to $129.6 million in the same quarter of 2005, an increase of 6.2%. Gross profit margins decreased to 44.0% in the second quarter of 2006 compared to 44.8% in the same quarter of 2005, as a result of changes in product and channel mix and increased costs for distribution and transportation. These factors led to lower quarterly operating income of $1.6 million or 1.2% of net sales compared to $3.8 million or 2.9% of net sales in the second quarter of 2005. Diluted earnings per share for the quarter were 5 cents, compared to 10 cents a year ago. The Company recorded stock compensation expenses totaling $0.7 million and zero during the second quarter of 2006 and 2005, respectively.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. As described by the Securities and Exchange Commission, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of the company. There were no changes to our critical accounting estimates and assumptions in the three and six month periods ended June 30, 2006. Refer to our most recent Annual Report on Form 10-K for a complete description of our critical accounting estimates and assumptions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2006

The following tables present certain consolidated financial data as a percentage of net sales and statement of income data comparing results for the three months ended 2006 and 2005:

Statement of Income Data

(In Thousands)

	Three Months Ended June 30,
	2006	% of net sales	2005	% of net sales	$ change	% change
Net sales	$137,613	100.0%	$129,581	100.0%	$8,032	6.2%
Cost of sales	77,022	56.0%	71,527	55.2%	5,495	7.7%

Gross profit	60,591	44.0%	58,054	44.8%	2,537	4.4%

Operating expenses:
Selling and marketing	43,111	31.3%	39,977	30.9%	3,134	7.8%
General and administrative	12,243	8.9%	9,985	7.7%	2,258	22.6%
Research and development	2,532	1.8%	3,109	2.4%	(577)	-18.6%
Royalties	1,116	0.8%	1,181	0.9%	(65)	-5.5%

Total operating expenses	59,002	42.8%	54,252	41.9%	4,750	8.8%

Operating income	1,589	1.2%	3,802	2.9%	(2,213)	-58.2%
Interest income (expense), net	(164)	-0.1%	798	0.6%	(962)	-120.6%
Other income, net	1,207	0.9%	460	0.4%	747	162.4%

Total other income	1,043	0.8%	1,258	1.0%	(215)	-17.1%

Income before income taxes	2,632	1.9%	5,060	3.9%	(2,428)	-48.0%
Income tax expense	961	0.7%	1,730	1.3%	(769)	-44.5%

Net income	$1,671	1.2%	$3,330	2.6%	$(1,659)	-49.8%

Net Sales

Net sales were $137.6 million in the second quarter of 2006 compared to $129.6 million in the same period of 2005, an increase of $8.0 million or 6.2%. The increase is primarily attributable to the acquisition of the Fitness Apparel Business in the third quarter of 2005, offset by an $8.8 million decrease in sales of the Fitness Equipment Business.

Fitness Equipment Business

Total net sales for the Fitness Equipment Business were $108.9 million in the second quarter of 2006 compared to $117.6 million in the same period of 2005, a decrease of $8.8 million or 7.5%. The decrease is primarily attributable to sales declines from the direct channel as discussed below.

Net sales from the commercial channel were $16.2 million in the second quarter of 2006 compared to $17.7 million in the same period of 2005, a decrease of $1.5 million or 8.5%. Commercial sales which include sales to health clubs, hotels and living complexes, represented approximately 14.9% of our total net sales in the current quarter compared to 15.1% in the same period of 2005. The decrease in sales is primarily due to the commercial grade TreadClimber which had higher sales in the second quarter of 2005 as a newly launched product than in the second quarter of 2006 when the product was reintroduced to the market with enhanced components to improve quality.

Net sales from the specialty retail channel were $16.6 million in the second quarter of 2006 compared to $15.0 million in the same period of 2005, an increase of $1.6 million or 10.7%. Specialty retail sales include sales to fitness retail stores that typically sell health club-quality equipment to the end consumer for home and small business use. Specialty retail sales represented approximately 15.3% of our total net sales in the quarter as compared to 12.8% in the same period of 2005. The increase in net sales is primarily attributable to gaining additional customers as well as expanding the number of products offered at the existing dealers.

Net sales from the retail channel which include sales to sporting good stores, warehouse clubs, and department stores remained unchanged at $15.8 million in the second quarter of both 2006 and 2005. Retail sales represented approximately 14.5% of our total net sales in the quarter as compared to 13.4% in the same period of 2005.

Net sales from the direct channel were $60.2 million in the second quarter of 2006 compared to $69.1 million in the same period of 2005, a decrease of $8.9 million or 12.9%. The direct channel includes internet sales, catalog sales and sales from direct response advertising. The channel represented approximately 55.3% of our total net sales in the second quarter of 2006 compared to 58.8% in the same period of 2005. The volume decrease is largely due to reduced advertising in the second quarter of 2006 as a result of increased competition for media space. We also experienced lower conversion rates as a result of reduced consumer confidence driven by higher interest rates and fuel prices.

International Equipment Business

Net sales from the International Equipment Business were $14.9 million in the second quarter of 2006 compared to $11.9 million in the same period of 2005, an increase of $3.0 million or 25.2%. The International Equipment Business represents sales outside of the Americas and includes primarily commercial sales, with increasing retail and initial direct marketing sales. The International Equipment Business represented approximately 10.8% of our consolidated net sales for the second quarter of 2006 compared to 9.2% in the same period of 2005. The increase is due to expansion of our commercial and retail channels in China, along with commercial sales in Sweden, India, Russia and the Benelux countries.

Fitness Apparel Business

Net sales from the Fitness Apparel Business were $13.8 million in the second quarter of 2006 and represented approximately 10.0% of our consolidated net sales for the second quarter of 2006. The Fitness Apparel Business was created in July 2005 with the Company’s acquisition of Pearl Izumi. The Fitness Apparel Business sells high quality fitness apparel and footwear for cyclists, runners and fitness enthusiasts. The revenue stream of the Fitness Apparel Business is generally seasonal with the first and third quarters having the highest sales and the second and fourth quarters having lower sales. Much of this is related to the timing of when the Company’s customers purchase inventory to stock their shelves. Sales growth is primarily coming from the core Pearl Izumi cycling and running business through specialty dealers and retailers. Additionally, we began limited testing of a new line of Schwinn Quality apparel with a few retailer partners in the second quarter of 2006.

Gross Profit

Total gross profit was $60.6 million in the second quarter of 2006 compared to $58.1 million in the same period of 2005, an increase of $2.5 million or 4.3%. The increase is primarily attributable to the full integration of the Fitness Apparel Business acquired in the third quarter of 2005. As a percentage of net sales, gross profit margins declined to 44.0% in the second quarter of 2006 compared to 44.8% in the comparable period of 2005.

Fitness Equipment Business

Gross profit was $50.3 million in the second quarter of 2006 compared to $54.7 million in the same period of 2005, a decrease of $4.4 million or 8.0% due to the reduction in net sales. As a percentage of net sales, gross profit margins remained largely unchanged with 46.2% in the second quarter of 2006 compared to 46.5% in the comparable period of 2005.

International Equipment Business

Gross profit was $4.0 million in the second quarter of 2006 compared to $3.3 million in the same period of 2005, an increase of $0.7 million or 21.2%. As a percentage of net sales, gross profit margins were 26.8% in the three months ended June 30, 2006 compared to 27.7% in the comparable period of 2005. The increase in gross profit is a result of higher net sales.

Fitness Apparel Business

Gross profit was $6.2 million in the second quarter of 2006 with a gross profit margin of 44.9%. The Fitness Apparel Business was acquired in the third quarter of 2005.

Operating Expenses

Selling and Marketing

Selling and marketing expenses were $43.1 million in the second quarter of 2006 compared to $40.0 million in the same period of 2005, an increase of $3.1 million or 7.8%. As a percentage of net sales, selling and marketing expenses were 31.3% in the second quarter of 2006 compared to 30.9% in the same period of 2005. The increase is due to the selling and marketing expenses of the Fitness Apparel Business acquired in the third quarter of 2005. The overall increase was offset by expense decreases of the Fitness Equipment Business due to lower commissions and financing fees as a result of decreased sales in the direct channel and a decrease of approximately $1.7 million in marketing costs.

General and Administrative

General and administrative expenses were $12.2 million in the second quarter of 2006 compared to $10.0 million in the same period of 2005, an increase of $2.2 million or 22.0%. As a percentage of net sales, general and administrative expenses were 8.9% in the second quarter of 2006 compared to 7.7% in the same period of 2005. The increase is mainly due to the impact of the general and administrative expenses of the Fitness Apparel Business that was acquired in the third quarter of 2005 and expenses of the Canadian distribution business acquired in May of 2005.

Research and Development

Research and development expenses were $2.5 million in the second quarter of 2006 compared to $3.1 million in the same period of 2005, a decrease of $0.6 million or 19.4%. The reductions were driven by several initiatives aimed at developing innovative ways of bringing new products to the market. The consolidation of engineering resources drove headcount savings while the increased use of in-house prototyping further reduced research and development operating expenses.

Royalties

Royalty expenses were $1.1 million in the second quarter of 2006 compared to $1.2 million in the same period of 2005, a decrease of approximately $0.1 million or 8.3%. The decrease is primarily attributable to a change in the mix of products sold.

Interest and other income (expense), net

Net interest expense increased to $0.2 million in the second quarter of 2006 compared to interest income of $0.8 million in the same period of 2005. The increase in interest expense is due to an average balance of short-term borrowings outstanding during the second quarter of 2006. The Company did not have such borrowings in the comparable period of 2005 and held $35.8 million of short-term investments as of June 30, 2005.

Net other income increased to $1.2 million in the second quarter of 2006 from $0.5 million in the comparable period of 2005. The increase is due to additional foreign currency gains realized by the Company during the period.

Income Tax Expense

Income tax expense was approximately $1.0 million in the second quarter of 2006 compared to $1.7 million in the same period of 2005, a decrease of $0.7 million or 41.2%. Our effective tax rate for the three months of 2006 was 36.5% compared to 34.2% in 2005. The increase in our effective tax rate is mainly due to a reduction in tax exempt interest, expiration of the research and development credit, and adoption of SFAS 123(R).

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

The following tables present certain consolidated financial data as a percentage of net sales and statement of income data comparing results for the six months ended 2006 and 2005:

Statement of Income Data

(In Thousands)

	Six Months Ended June 30,
	2006	% of net sales	2005	% of net sales	$ change	% change
Net sales	$322,602	100.0%	$285,969	100.0%	$36,633	12.8%
Cost of sales	182,699	56.6%	151,142	52.9%	31,557	20.9%

Gross profit	139,903	43.4%	134,827	47.1%	5,076	3.8%

Operating expenses:
Selling and marketing	95,266	29.5%	84,899	29.7%	10,367	12.2%
General and administrative	25,892	8.0%	23,421	8.2%	2,471	10.6%
Research and development	5,800	1.8%	5,912	2.1%	(112)	-1.9%
Royalties	2,695	0.8%	2,655	0.9%	40	1.5%

Total operating expenses	129,653	40.1%	116,887	40.9%	12,766	10.9%

Operating income	10,250	3.2%	17,940	6.3%	(7,690)	-42.9%
Interest income (expense), net	(615)	-0.2%	1,315	0.5%	(1,930)	-146.8%
Other income, net	1,222	0.4%	511	0.2%	711	139.1%

Total other income	607	0.2%	1,826	0.7%	(1,219)	-66.8%

Income before income taxes	10,857	3.4%	19,766	6.9%	(8,909)	-45.1%
Income tax expense	3,985	1.2%	7,007	2.5%	(3,022)	-43.1%

Net income	$6,872	2.1%	$12,759	4.4%	$(5,887)	-46.1%

Net Sales

Net sales were $322.6 million for the first six months of 2006 compared to $286.0 million in the same period of 2005, an increase of $36.6 million or approximately 12.8%. The increase is primarily attributable to the acquisition of the Fitness Apparel Business in the third quarter of 2005 which added approximately $33.3 million of net sales in the six month period ended June 30, 2006.

Fitness Equipment Business

Total net sales for the Fitness Equipment Business remained steady at $260.9 million for the first six months of 2006 compared to $261.0 million in the same period of 2005, a decrease of $0.2 million or 0.1%.

Net sales from the commercial channel were $34.2 million for the first six months of 2006 compared to $34.9 million for the same period of 2005, a decrease of $0.7 million or 2.0%. The decrease in net sales is primarily attributable to decreased sales of the TreadClimber, offset by higher sales of other cardio products being introduced to the market.

Net sales from the specialty retail channel were $37.8 million for the first six months of 2006 compared to $35.1 million for the same period of 2005, an increase of $2.7 million or 7.7%. The increase in net sales is due to gaining additional customers as well as expanding the number of products offered at existing dealers.

Retail net sales were $45.0 million for the first six months of 2006 compared to $37.0 million for the same period of 2005, an increase of $8.0 million or 21.6%. The increase is due to gaining additional customers as well as expanding the number of products offered to existing stores.

Net sales from the direct channel were $143.9 million for the first six months of 2006 compared to $154.1 million for the same period of 2005, a decrease of $10.2 million or 6.6%. The volume decrease is largely due to reduced advertising in the second quarter of 2006 as a result of increased competition for media space. We also experienced lower conversion rates as consumer confidence was negatively affected by higher interest rates and fuel prices.

International Equipment Business

Net sales from the International Equipment Business were $28.4 million for the first six months of 2006 compared to $24.9 million for the same period of 2005, an increase of $3.5 million or 14.1%. The increase is primarily due to the addition of new retail distributors, including expansion of our commercial and retail channels in China along with commercial sales in Sweden, India, Russia and the Benelux countries.

Fitness Apparel Business

Net sales from the Fitness Apparel Business were $33.3 million for the first six months of 2006. The Fitness Apparel Business was created in July 2005 with the Company’s acquisition of Pearl Izumi.

Gross Profit

Total gross profit was $139.9 million for the first six months of 2006 compared to $134.8 million in the same period of 2005, an increase of $5.1 million or 3.8%. The increase is primarily attributable to the full integration of the Fitness Apparel Business acquired in the third quarter of 2005. As a percentage of net sales, gross profit margins decreased to 43.4% in the first six months of 2006 compared to 47.1% in the comparable period of 2005. The decrease is a result of lower direct channel sales which generally have higher margins than sales in our other channels and the addition of the Fitness Apparel Business which had a gross profit margin of 43.5% for the first six months of 2006.

Fitness Equipment Business

Gross profit was $117.9 million for the first six months of 2006 compared to $127.5 million for the same period of 2005, a decrease of $9.6 million or 7.5%. As a percentage of net sales, gross profit margins were 45.2% in the first half of 2006 compared to 48.8% in the comparable period of 2005. The decrease in gross profit margin as a percent of sales is primarily due to changing channel and product mix and increased freight costs. In addition, gross profit margin decreased as a result of the higher margin direct channel representing a smaller percentage of total sales. The direct channel represented approximately 55% of the net sales during the first half of 2006 compared to approximately 59% of the net sales in the same period of the prior year. The retail sales channel increased to approximately 17% of net sales in the first half of 2006 compared to approximately 14% in the same period of 2005.

International Equipment Business

Gross profit was $7.5 million for the first six months of 2006 compared to $7.3 million for the same period of 2005, an increase of $0.2 million or 2.7%. As a percentage of net sales, gross profit margins were 26.4% in the first six months of 2006 compared to 29.3% for the same period of 2005. The decrease in profit margin is a result of competitive pressures in Europe and increase in freight costs.

Fitness Apparel Business

Gross profit was $14.5 million for the first six months of 2006 with a gross profit margin of 43.5%. The Fitness Apparel Business was acquired in the third quarter of 2005.

Operating Expenses

Selling and Marketing

Selling and marketing expenses were $95.3 million for the first six months of 2006 compared to $84.9 million for the same period of 2005, an increase of $10.4 million or 12.2%. As a percentage of net sales, selling and marketing expenses were 29.5% in the first half of 2006 compared to 29.7% in the same period of 2005. The increase is primarily due to including operating results of two acquisitions made in 2005.

General and Administrative

General and administrative expenses were $25.9 million for the first six months of 2006 compared to $23.4 million for the same period of 2005, an increase of $2.5 million or 10.6%. As a percentage of net sales, general and administrative expenses were 8.0% in the first half of 2006 compared to 8.2% in the same period of 2005. The increase is due to inclusion of expenses of our acquired businesses in 2005 and additional stock-based compensation expense resulting from the adoption of SFAS 123(R).

Research and Development

Research and development expenses were $5.8 million for the first six months of 2006 compared to $5.9 million for the same period of 2005, a decrease of $0.1 million or 1.9%. A combination of cost take out initiatives and overall efficiency gains allowed for reductions in research and development operating expenses while maintaining a high level of innovation and creativity. Several initiatives such as headcount reductions and in-house production of prototypes have been implemented in the second quarter of 2006 and are expected to continue to impact the operating expenses positively.

Royalties

Royalty expenses remained unchanged for the first six months of 2006 and 2005 and were approximately at $2.7 million in each of the periods.

Interest and other income (expense), net

Net interest expense increased to $0.6 million in the first half of 2006 compared to net interest income of $1.3 million in the same period of 2005. The increase in expense is due to an average balance of short-term borrowings outstanding during the first half of 2006. The Company was in a cash investment position for most of the first half of 2005.

Net other income increased to $1.2 million in the first half of 2006 from $0.5 million in the comparable period of 2005. The increase is due to additional foreign currency gains realized by the Company in 2006.

Income Tax Expense

Income tax expense was approximately $4.0 million for the first six months of 2006 compared to $7.0 million for the same period of 2005, a decrease of $3.0 million or 43.1%. Our effective tax rate for the first six months of 2006 was 36.7% compared to 35.4% in 2005. The increase in our effective tax rate is mainly due to a reduction in tax exempt interest, expiration of the research and development credit, and adoption of SFAS 123(R).

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 2006, our operating activities generated $41.9 million in net cash compared to $12.4 million in the same period of the prior year. The improvement from the prior year was primarily the result of a decrease in inventories as the Company focused on improving forecasting and the distribution processes. Trade receivables were reduced during the six months ended June 30, 2006, but not to the extent of the same period in 2005.

Net cash used in investing activities was approximately $1.1 million in the first half of 2006 compared to net cash provided by investing activities of $35.2 million in the same period of 2005. Capital expenditures were approximately $5.0 million in the first half of 2006 compared to $13.1 million in the same period of 2005. Capital expenditures during the first half of 2006 consisted of manufacturing equipment to support new, innovative product offerings, computer equipment to maintain and expand current information systems for future growth, and a marketing asset to be used for current and future tradeshows. Further, the Company collected $6.1 million from the sale of our former headquarters building located in Vancouver, Washington.

Net cash used in financing activities was $43.5 million in the first half of 2006 compared to $2.1 million in the same period of the prior year. The increase was primarily due to the Company paying down short-term borrowings by $36.7 million and $4.2 million less of stock option exercises in 2006.

We believe our existing cash and cash equivalents, cash generated from operations and borrowings available under our credit facility will be sufficient to meet our capital requirements for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

From time to time, we arrange for leases or other financing sources with third parties to enable certain of our commercial customers to purchase our commercial products. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. The purpose of these guarantees is to increase our selling opportunities to commercial customers that would not otherwise be able to obtain affordable financing to purchase our commercial products. As of June 30, 2006 and December 31, 2005, the maximum contingent liability under all recourse provisions was approximately $3.1 million and $4.1 million, respectively.

In addition, the Company has an agreement with a financing company to provide second tier financing for consumers. Under normal circumstances, funding for this reserve comes from a percentage of each sale held back by the financing company. In the event that the financing company experiences higher consumer default rates than specified under our contract, the Company will be required to pay an additional amount to the financing company. Refer to Note 10 of the Notes to Consolidated Financial Statements for further discussion of the accounting treatment for these arrangements.

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

During both 2005 and 2006, we experienced increases in transportation costs as a result of increases in the price for fuel. To the extent these costs continue to increase, our gross margins in 2006 may continue to be negatively impacted. Additionally, during 2005 and 2006, the Company implemented transportation surcharges passing some of these cost increases to the end consumer.

SEASONALITY

In general, based on historic trends, we expect our sales from fitness equipment products both domestic and international to vary seasonally with net sales typically strongest in the fourth quarter, followed by the third and first quarters, and weakest in the second quarter. Our analysis shows such factors as the broadcast of national network season finales and seasonal weather patterns influence television viewership and cause our television commercials on national cable television to be less effective in the second quarter than in other periods of the year. In addition, during the spring and summer consumers tend to do more activities outside including exercise, which impacts sales of fitness equipment that is used indoors. Sales from our fitness apparel products are strongest in the first and third quarters and weakest during the fourth quarter. We expect the fluctuation in our net sales between our highest and lowest quarters to be between 40% and 70%.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, refer to Note 1 to our Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks since the filing of our 2005 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2006.

We hold our cash and cash equivalents primarily in bank deposits and in liquid debt instruments with maturity dates of less than one year. We are subject to concentration of credit risk as bank deposits may exceed federally insured limits. Additionally, there is risk of loss of the entire principal with any debt instrument we invest in. To reduce risk of loss, we limit our exposure to any individual debt issuer and require certain minimum ratings for debt instruments that we purchase.

FOREIGN EXCHANGE RISK

We are exposed to foreign exchange risk from currency fluctuations, mainly in Canada and Europe, due to sourcing of products in U.S. Dollars and selling of products in Canadian Dollars and Euros, respectively. Given the relative size of our current foreign operations, we have chosen not to enter into foreign currency hedges. The currency gain of $1.1 million in the second quarter of 2006 was unusually high due to the weakening U.S. dollar against most currencies.

INTEREST RATE RISK

We are exposed to market risk for changes in interest rates related to our credit agreements. The credit agreements are at variable interest rates and, as of June 30, 2006, we had outstanding borrowings under the credit facility of $3.4 million. Due to the short-term nature of these borrowings, management believes that any reasonably possible near-term changes in related interest rates would not have a material impact on the Company’s financial position, results of operations, or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chairman, Chief Executive Officer and President, and Chief Financial Officer, Treasurer and Secretary, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended) as of the end of the period covered by this quarterly report on Form 10-Q pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our Chairman, Chief Executive Officer and President, and Chief Financial Officer, Treasurer and Secretary, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level that information required to be disclosed in our Exchange Act reports is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our Chairman, Chief Executive Officer and President, and Chief Financial Officer, Treasurer and Secretary, as appropriate to allow timely decisions regarding required disclosure. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute assurance, that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, management identified a material weakness in the Company’s controls for testing of and training for the enterprise resource planning (“ERP”) system. In addition, management also determined that efforts to mitigate the impact from the lack of testing and training for the implementation of the ERP system resulted in an additional material weakness from insufficient resources being devoted to controls over analyzing and recording contingencies. During the first half of fiscal 2006, the Company took action to correct the material weaknesses in internal control over financial reporting by:

•	Identifying and correcting data migration issues;

•	Providing additional training on the effective and efficient use of the ERP system to ensure data accuracy;

•	Enhancing system reporting from the ERP system;

•	Providing additional training to staff responsible for determining the financial impact of each contingency;

•	Enhancing the review process and responsibility for review of accounting estimates and contingencies; and

•	Implementing an additional level of review for all significant accounting estimates by the Vice President of Finance, Fitness Equipment Business.

Management believes it has made considerable progress in its efforts to remediate the material weaknesses since December 31, 2005. As on-going remediation continues, the Company is focusing its training and education efforts so that operating effectiveness can be demonstrated over a period of time that is sufficient to conclude that the material weaknesses have been remediated.

Except for the items identified above, there have been no other changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various claims, lawsuits and other proceedings from time to time. Such litigation involves uncertainty as to possible losses we may ultimately realize when one or more future events occur or fail to occur. We accrue and charge to income estimated losses from contingencies when it is probable that a liability had been incurred and the amount of loss can be reasonably estimated. Differences between estimates recorded and actual amounts determined in subsequent periods are treated as changes in accounting estimates. The Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsel, the outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative developments, and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly. A significant change in our estimates, or a result that materially differs from our estimates, could have a significant impact on our financial position, results of operations and cash flows.

In November 2005, the Company proceeded to trial in Salt Lake City, Utah in a case filed by ICON Health & Fitness, Inc. (“ICON”) claiming false advertising involving the Company’s advertising and promotion going back to 1987 for certain elements of its Bowflex home gyms and claiming trademark infringement for the name placed on a treadmill belt sold in 2002. On November 15, 2005, the jury returned a verdict in favor of ICON in the amount of $7.8 million which the Court subsequently increased to $8.1 million. By an order dated April 21, 2006, the Court refused to modify the amount of the jury verdict. The Company has filed a notice of appeal of this judgment and has posted the necessary bond with the Court for the appeal. The Company, based on discussion with its legal counsel, believes the verdict is inconsistent with the law and the evidence presented at trial. Further, the Company believes that the evidence does not support the damage award and thus the likelihood of loss is neither probable nor is the amount of potential loss estimable. Therefore, no accrual has been recorded by the Company.

In December 2002, the Company filed suit against ICON in the Federal District Court, Western District of Washington (the “District Court”) alleging infringement by ICON of the Company’s Bowflex patents and trademarks. The Company sought injunctive relief, monetary damages and its fees and costs. In October 2003, the District Court dismissed the patent infringement claims. The Company appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) and in November 2003, the Appeals Court overruled the District Court and reinstated the patent infringement claims. In May 2005, the District Court again dismissed the patent infringement case against ICON. The Company has appealed this case to the Appeals Court, which has previously ruled in favor of the Company in two separate appeals on this matter.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors identified in our annual report on Form 10-K for the year-ended December 31, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Nautilus, Inc. was held on May 8, 2006, at which the following actions were taken:

1.	The shareholders elected a nine-person Board of Directors. The nine directors elected, together with the voting results for such directors, were as follows:

Name	For	Withheld
Peter A. Allen	28,208,814	416,343
Ronald P. Badie	28,105,022	520,135
Robert S. Falcone	28,106,991	518,166
Greggory C. Hammann	27,879,115	746,042
Frederick T. Hull	28,288,739	336,418
Donald W. Keeble	28,283,339	341,818
Paul F. Little	27,979,500	645,657
Diane L. Neal	28,302,419	322,738
Marvin G. Siegert	28,138,240	486,917

2.	The shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ended December 31, 2006. The voting results were as follows:

	For	Against	Abstain
Deloitte & Touche LLP	28,562,725	52,370	10,062

Item 6.	Exhibits

The following exhibits are filed herewith. An asterisk (*) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement, which are required to be identified in this report.

Exhibit No.		Description

10.1	*	Amendment to Compensation Package for Non-employee Directors – Incorporated by reference to the Company’s Form 8-K, as filed with the Commission on May 12, 2006

10.2		Supply Agreement with Action Fast Associates Limited, Land America Health and Fitness Co., LTD, and Xiamen World Gear Sporting Goods, LTD dated June 30, 2006. [Confidential treatment has been requested for certain portions of this exhibit.]

10.3	*	Form of Performance Unit Agreement

31.1		Certification of Principal Executive Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934, as amended

31.2		Certification of Principal Financial Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934, as amended

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a - 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.

August 9, 2006	By:	/s/ Greggory C. Hammann
Date		Greggory C. Hammann, Chairman, Chief Executive Officer and President (Principal Executive Officer)

August 9, 2006	By:	/s/ William D. Meadowcroft
Date		William D. Meadowcroft, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.1	*	Amendment to Compensation Package for Non-employee Directors – Incorporated by reference to the Company’s Form 8-K, as filed with the Commission on May 12, 2006

10.2		Supply Agreement with Action Fast Associates Limited, Land America Health and Fitness Co., LTD, and Xiamen World Gear Sporting Goods, LTD dated June 30, 2006. [Confidential treatment has been requested for certain portions of this exhibit.]

10.3	*	Form of Performance Unit Agreement

31.1		Certification of Principal Executive Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934, as amended

31.2		Certification of Principal Financial Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934, as amended

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a - 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

An asterisk (*) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement, which are required to be identified in this report.