Form 10-Q
period 2006-09-30
NAUTILUS, INC.
filed 2006-11-09
CIK 1078207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Number of shares of issuer’s common stock outstanding as of November 2, 2006: 31,472,886

NAUTILUS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NAUTILUS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,404	$7,984
Trade receivables (net of allowance for doubtful accounts of $3,544 and $4,085 at September 30, 2006 and December 31, 2005, respectively)	120,901	116,908
Inventories	69,546	96,084
Prepaid expenses and other current assets	8,002	8,369
Short-term notes receivable	2,556	2,496
Assets held for sale	1,742	6,115
Deferred tax assets	5,633	7,235

Total current assets	211,784	245,191
PROPERTY, PLANT AND EQUIPMENT (at cost, net of accumulated depreciation of $48,026 and $43,802 at September 30, 2006 and December 31, 2005, respectively)	54,374	59,320
GOODWILL	65,064	64,404
INTANGIBLE AND OTHER ASSETS, net	50,353	44,371

TOTAL ASSETS	$381,575	$413,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$49,704	$61,132
Accrued liabilities	25,388	29,097
Short-term borrowings	35,000	40,147
Income taxes payable	1,843	3,810
Customer deposits	2,084	3,327
Current portion of long-term debt	178	707

Total current liabilities	114,197	138,220
LONG TERM DEBT	4,245	5,610
NONCURRENT DEFERRED TAX LIABILITIES	16,917	16,990
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock – no par value, 75,000 shares authorized; 31,473 and 32,780 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	405	3,549
Unearned stock compensation	—	(1,947)
Retained earnings	241,719	248,123
Accumulated other comprehensive income	4,092	2,741

Total stockholders’ equity	246,216	252,466

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$381,575	$413,286

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
NET SALES	$159,583	$163,308	$482,185	$449,277
COST OF SALES	87,493	91,022	270,192	242,164

Gross profit	72,090	72,286	211,993	207,113

OPERATING EXPENSES:
Selling and marketing	42,621	44,526	137,887	129,425
General and administrative	14,507	11,146	40,399	34,567
Research and development	2,521	2,856	8,321	8,768
Royalties	1,296	1,297	3,991	3,952

Total operating expenses	60,945	59,825	190,598	176,712

OPERATING INCOME	11,145	12,461	21,395	30,401
OTHER INCOME (EXPENSE):
Interest income (expense), net	(537)	145	(1,152)	1,460
Other income (expense), net	(2)	31	1,220	542

Total other income (expense)	(539)	176	68	2,002

INCOME BEFORE INCOME TAXES	10,606	12,637	21,463	32,403
INCOME TAX EXPENSE	1,230	4,366	5,215	11,373

NET INCOME	$9,376	$8,271	$16,248	$21,030

EARNINGS PER SHARE:
BASIC	$0.29	$0.25	$0.50	$0.63
DILUTED	$0.29	$0.24	$0.50	$0.62
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	32,138	33,549	32,577	33,367
DILUTED	32,240	34,365	32,732	34,090

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND YEAR ENDED DECEMBER 31, 2005

(In Thousands, Except Share Data)

	Common Stock		Unearned Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
BALANCES, January 1, 2005	33,147,758	$10,682	$(1,204)	$238,474	$4,084	$252,036
Net income	—	—	—	23,000	—	23,000
Foreign currency translation adjustment	—	—	—	—	(1,343)	(1,343)

Comprehensive income						21,657
Dividends paid	—	—	—	(13,351)	—	(13,351)
Unearned stock compensation	—	1,106	(1,106)	—	—	—
Amortization of unearned stock compensation	—	—	363	—	—	363
Options exercised	462,553	5,609	—	—	—	5,609
Stock repurchased	(830,700)	(15,636)	—	—	—	(15,636)
Tax benefit of exercise of nonqualified options	—	1,788	—	—	—	1,788

BALANCES, DECEMBER 31, 2005	32,779,611	3,549	(1,947)	248,123	2,741	252,466
Net income	—	—	—	16,248	—	16,248
Foreign currency translation adjustment	—	—	—	—	1,351	1,351

Comprehensive income						17,599
Dividends paid	—	—	—	(9,760)	—	(9,760)
Stock repurchased	(1,344,200)	(3,761)	—	(12,892)	—	(16,653)
Unearned stock compensation	—	(1,947)	1,947	—	—	—
Stock-based compensation	—	2,044	—	—	—	2,044
Options exercised	37,100	484	—	—	—	484
Tax benefit of exercise of nonqualified options	—	36	—	—	—	36

BALANCES, SEPTEMBER 30, 2006	31,472,511	$405	$—	$241,719	$4,092	$246,216

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,248	$21,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,815	11,066
Amortization of unearned stock compensation	—	255
Stock-based compensation	2,044	—
Amortization of discount on long-term debt	—	12
Loss on sale of property, plant and equipment	109	15
Tax benefit from exercise of nonqualified options	—	1,942
Excess tax benefit from exercise of employee stock options	(36)	—
Deferred income taxes	1,182	2,032
Foreign currency transaction gain	(1,115)	—
Changes in assets and liabilities:
Trade receivables	(2,338)	8,935
Inventories	27,559	(21,035)
Prepaid expenses and other current assets	370	(7,064)
Trade payables	(12,678)	(617)
Accrued liabilities	(4,072)	(2,812)
Income taxes payable	(1,907)	(7,651)
Customer deposits	(1,523)	542

Net cash provided by operating activities	36,658	6,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,372)	(23,210)
Proceeds from sale of property, plant and equipment, and assets held for sale	6,064	2,972
Net increase in intangible and other assets	(7,501)	(306)
Acquisition, net of cash acquired	—	(73,688)
Purchases of short-term investments	—	(49,352)
Proceeds from maturities of short-term investments	—	134,671
Net increase (decrease) in notes receivable	(60)	107

Net cash used in investing activities	(9,869)	(8,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid on common stock	(9,760)	(10,010)
Proceeds from exercise of stock options	484	5,565
Excess tax benefit from exercise of employee stock options	36	—
Stock repurchases	(16,653)	(4,580)
Net reduction in short-term borrowings	(5,147)	—
Principal payments on long-term debt	(1,900)	(89)

Net cash used in financing activities	(32,940)	(9,114)

Net Effect of Foreign Currency Exchange Rate Changes	1,571	(566)

Net Decrease in Cash and Cash Equivalents	(4,580)	(11,836)
Cash and Cash Equivalents, beginning of period	7,984	19,266

Cash and Cash Equivalents, end of period	$3,404	$7,430

Supplemental Disclosures:
Cash paid for interest	$1,479	$55

Cash paid for income taxes	$6,685	$14,461

Supplemental Disclosure of Other Non-cash Investing and Financing Activities:
Promissory notes issued or assumed in business acquisitions	$—	$6,854

See notes to consolidated financial statements.

NAUTILUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

Nautilus, Inc. is referred to as “we,” “us,” “our” or “Company” in this report. The accompanying consolidated financial statements relate to Nautilus, Inc. and its subsidiaries as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005. The consolidated financial statements of the Company include the accounts of Nautilus, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Pronouncements

In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. The Company will adopt SAB 108 in December 2006 and is currently evaluating the impact that the adoption will have on the Company’s results of operations, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2006. The Company is currently evaluating the impact that the adoption will have on the Company’s results of operations, cash flows or financial position.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides a two-step approach for recognizing and measuring tax benefits and requires companies to make disclosures about uncertainties in their income tax position, including a detailed rollforward of tax benefits taken that do not qualify for financial statement recognition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption will have on the Company’s results of operations, cash flows or financial position.

2.	STOCK BASED COMPENSATION

2005 Long Term Incentive Plan

In 2005, the Company’s shareholders approved the Company’s 2005 Long Term Incentive Plan (the “Plan”). The Plan permits flexibility in types of awards, and specific terms of awards, which allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value. The aggregate number of shares of common stock authorized for issuance as awards under the Plan is 4,000,000, plus any shares of common stock that were previously reserved for issuance under the Company’s Stock Option Plan and were not subject to grant on June 6, 2005 or as to which the option award is forfeited on or after June 6, 2005. The maximum aggregate number of shares of common stock subject to stock options, stock appreciation rights, restricted stock or stock unit awards which may be granted to any one participant in any one year under the Plan is 1,000,000. The aggregate number of shares available for issuance under the Plan is reduced by two shares for each share delivered in settlement of any stock appreciation rights, restricted stock, stock unit or performance unit award, and one share for each share delivered in settlement of a stock option award.

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) for its share-based compensation plan using the modified prospective transition method. The Company previously accounted for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25” or “Opinion 25”) and related interpretations and disclosure requirements established by SFAS 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”), relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Under APB 25, no expense was recorded in the income statement for the Company’s stock options granted at fair market value. The pro forma effect on income for stock options was instead disclosed in a footnote to the financial statements. Expense was recorded in the income statement for equity awards granted below fair market value on the date of grant.

Under SFAS 123(R), the Company recognizes compensation expense from share-based payments over the requisite service periods of the individual grants, which generally equal the vesting periods. Consistent with prior years, the fair value of each equity award is estimated at the date of grant using the Black-Scholes-Merton option pricing model which requires extensive use of accounting judgment, including estimates of the expected volatility of the Company’s common stock price over the expected term, the dividend yield, expected term option holders will retain their vested awards before exercising them, and the number of awards that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of equity awards and consequently the related amounts of compensation cost recognized in the Consolidated Statements of Income.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its equity awards for the periods prior to adoption of SFAS 123(R):

(in thousands, except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$8,271	$21,030
Add: Stock-based employee compensation expense included in reported net income, net of tax	55	165
Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax	(664)	(1,837)

Net income, pro forma	$7,662	$19,358

Basic earnings per share:
As reported	$0.25	$0.63
Pro forma	$0.23	$0.58
Diluted earnings per share:
As reported	$0.24	$0.62
Pro forma	$0.22	$0.57

As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income for the three months ended September 30, 2006 are $0.7 million and $0.6 million lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. The Company’s income before income taxes and net income for the nine months ended September 30, 2006 are $2.0 million and $1.5 million lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. The Company’s basic and diluted earnings per share for the three and nine months ended September 30, 2006 are $0.02 and $0.06, respectively, lower than if it had continued to account for share-based compensation under APB 25. The Company did not capitalize any of its share-based compensation costs in any of the periods.

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock on the date prior to the award grant date, generally vest based on four years of continuous service and have a seven year contractual term.

A summary of the Company’s stock option plan activity for the three months ended September 30, 2006 is as follows:

(in thousands, except exercise price)	Total Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2006	2,702	$16.63
Granted	4	13.06
Forfeited or canceled	(39)	18.74
Expired	(19)	28.03
Exercised	(13)	10.49		$39

Outstanding at September 30, 2006	2,635	$16.54	6.75	$2,671

A summary of the Company’s stock option plan activity for the nine months ended September 30, 2006 is as follows:

(in thousands, except exercise price)	Total Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31. 2005	2,277	$17.39
Granted	645	15.63
Forfeited or canceled	(123)	19.82
Expired	(127)	24.96
Exercised	(37)	13.06		$135

Outstanding at September 30, 2006	2,635	$16.54	6.75	$2,671

Exercisable at September 30, 2006	938	$16.78	6.27	$1,386

The fair value of the Company’s equity awards was estimated utilizing the following assumptions:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Expected life (years)	4.75	4.75
Risk-free interest rate	4.8%	4.8%
Expected dividend yield	3.1%	2.6%
Expected volatility	44%	44%

Expected life represents the period that the Company’s equity awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the equity awards and vesting schedules. Risk-free interest rate is based on the implied U.S. Treasury zero coupon yield curve in effect in the month of grant. Expected dividend yield is calculated based on the authorization by the Company’s Board of Directors of the payment of the 2006 quarterly dividends in the amount of $0.10 per share. Expected volatility utilized in the model is calculated using daily historical volatility of the Company’s stock price. When estimating forfeitures, the Company considers terminations as well as anticipated retirements based on an analysis of historical data.

Performance Units

In December 2005, the Company granted performance unit awards to members of its executive team. The performance unit awards vest if the Company meets earnings targets set by the Compensation Committee of the Board of Directors. The fair value of the performance units is based on the closing market price of the Company’s common stock on the date preceding the grant date and is amortized over the estimated requisite service period when it becomes probable that the performance targets are expected to be met. The amount of stock-based compensation expense is based on the number of performance unit awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures.

At September 30, 2006, there was approximately $2.9 million of total unrecognized stock-based compensation costs related to performance units with the intrinsic value of approximately $2.4 million. None of the performance units were vested at September 30, 2006. There were no performance units in the comparable period of fiscal 2005. The Company did not record any compensation expense related to the performance unit awards in the three and nine month periods ended September 30, 2006. A summary of the Company’s performance units activity for the three months ended September 30, 2006 is as follows:

(in thousands, except fair value amounts)	Performance Units	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2006	156	$15.15 - $17.70
Granted	18	12.52
Forfeited or canceled	—	—
Expired	—	—
Exercised	—	—

Outstanding at September 30, 2006	174	$12.52 -$ 17.70

A summary of the Company’s performance units activity for the nine months ended September 30, 2006 is as follows:

(in thousands, except fair value amounts)	Performance Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	125	$17.70
Granted	49	12.52 -15.15
Forfeited or canceled	—	—
Expired	—	—
Exercised	—	—

Outstanding at September 30, 2006	174	$12.52 -$ 17.70

3.	INVENTORIES

Inventories consisted of the following:

(in thousands)	September 30, 2006	December 31, 2005
Finished goods	$49,029	$69,178
Work-in-process	1,431	1,368
Parts and components	19,086	25,538

Inventories	$69,546	$96,084

Inventories are stated at the lower of standard cost or market. The Company evaluates the need for inventory valuation adjustments associated with obsolete, slow-moving and not saleable inventory by reviewing current transactions and forecasted product demand on a quarterly basis.

4.	INTANGIBLE AND OTHER ASSETS

Intangible assets, exclusive of goodwill, consisted of the following:

(in thousands)	Estimated Useful Life (in years)	September 30, 2006	December 31, 2005
Intangible assets:
Indefinite life trademarks	N/A	$37,310	$30,465
Definite life trademarks	20	—	6,800
Patents	1 to 17	7,336	1,597
Customer base	8	3,400	3,400
Developed technology	4	2,500	2,500
Non-compete agreements	3	1,722	1,647

Total intangible assets		52,268	46,409
Accumulated amortization		(4,746)	(3,233)

Intangible assets, net		47,522	43,176

Other assets		2,831	1,195

Intangible and other assets		$50,353	$44,371

Identifiable intangible assets such as license agreements, patents, and trademarks are recorded at cost, or when acquired as part of a business combination, at estimated fair value and are amortized over a period they provide the Company with economic benefit, or using the straight-line method over their estimated useful life. The amortization expense for the next five full succeeding years is estimated at $2.3 million, $1.9 million, $1.4 million, $1.1 million, and $1.1 million per year.

5.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2006	December 31, 2005
Accrued warranty expense	$8,258	$10,210
Payroll	5,794	8,457
Sales return reserve	1,555	1,049
Royalty reserve	1,255	1,685
Other	8,526	7,696

Accrued liabilities*	$25,388	$29,097

*	Other accrued liabilities consist primarily of finance fees, commissions, accrued advertising and marketing fees, reserve for product liability, and miscellaneous accruals.

Warranty reserve activity for the nine months ended September 30, 2006 and 2005 was as follows:

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions*	Balance at End of Period
2006	$10,210	$5,831	$7,783	$8,258
2005	$7,537	$6,442	$5,617	$8,362

*	Deductions represent warranty claims paid out in the form of service costs and/or product replacements.

Warranty costs are estimated based on the Company’s historical experience and are charged to cost of sales. Beginning in 2006, the Company has been able to offset its warranty costs by recovering a portion of such costs from its suppliers.

6.	LINE OF CREDIT AND OTHER DEBT

In November 2005, the Company entered into an unsecured credit agreement with two domestic lending institutions. In August 2006, the Company amended its credit agreement. The agreement, as amended, provides for a revolving credit facility for a maximum commitment of $65 million, includes revolving loans, letters of credit and swing loans, and expires on November 17, 2010. Under this credit facility, borrowings bear interest based at either the Prime Rate, Federal Funds Effective Rate or Eurodollar rates plus the applicable margin for either Base Rate Loans or Eurodollar Loans based upon the Company’s consolidated leverage ratio. The credit facility has a default rate of two percent in excess of the rate otherwise applicable and provides for a facility fee at the annual rate equal to the applicable Facility Fee Rate in effect on the payment date. The facility fee is based on the average daily total commitment amount in effect during the quarter and is payable quarterly. At September 30, 2006, the borrowing limit under the credit facility was $65 million of which $23.5 million was available. The interest rate on the amount of borrowings outstanding at September 30, 2006 ranged between 5.990% and 6.025%. The interest rates ranged between 5.025% and 5.275% on the amount of borrowings outstanding at December 31, 2005. At September 30, 2006, the Company had $6.5 million in standby letters of credit primarily with Asian vendors which reduced the balance available under the credit facility.

Under the terms of the credit facility, the Company may use proceeds for working capital and other general corporate purposes, including acquisitions. The terms of the credit facility also allow the use of funds for the repurchase of shares of the Company’s common stock in an aggregate amount not to exceed $30 million until the fixed charge coverage ratio is equal to or greater than 1.20 to 1.00. The credit facility, as amended, contains certain financial and non-financial covenants with which the Company was in compliance at September 30, 2006.

As part of its plan to expand its borrowing capacity to $125 million, the Company entered into a $25 million unsecured revolving credit agreement (the “Facility”) with a lender in October 2006. The Facility expires on December 30, 2006. The Facility is intended for general corporate purposes, including working capital, stock repurchases, and permitted acquisitions. The Facility provides for either Base Rate or Eurodollar Rate loans. Base Rate loans bear interest at the higher of the Federal Funds Rate plus  1/2 of 1.0% or the Prime Rate; Eurodollar loans bear interest at the Eurodollar Rate plus 1.00%. The Facility includes a commitment fee of 0.25% per annum for the unused portion of the commitment and contains certain financial and non-financial covenants which include but are not limited to a leverage ratio.

In 2005, the Company issued a $1.5 million non-interest bearing promissory note ($1.3 million, net of imputed interest) as part of the purchase price of the Belko Canada acquisition payable in full in May 2008. At June 30, 2006, the Company reached an agreement with the noteholder to settle the entire amount of the note in fiscal 2006. The Company paid off the remaining balance of the note in August of 2006.

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

Accounts of the Company’s foreign operations are measured using the local currency as the functional currency. These accounts are then translated into U.S. dollars using the current rate method with translation gains and losses accumulated as the comprehensive income component of stockholders’ equity, except for gains or losses from intercompany transactions which are recorded in the Consolidated Statement of Income.

Comprehensive income was as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$9,376	$8,271	$16,248	$21,030
Foreign currency translation adjustments	300	226	1,351	(1,041)

Comprehensive income	$9,676	$8,497	$17,599	$19,989

8.	EARNINGS PER SHARE

The calculation of the number of outstanding shares is as follows:

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
(in thousands, except per share amounts)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income	$9,376	32,138	$0.29	$8,271	33,549	$0.25
Effect of dilutive securities:
Stock options	—	102	0.00	—	816	(0.01)

Diluted EPS:
Net income	$9,376	32,240	$0.29	$8,271	34,365	$0.24

Antidilutive stock options *		1,864			250

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
(in thousands, except per share amounts)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income	$16,248	32,577	$0.50	$21,030	33,367	$0.63
Effect of dilutive securities:
Stock options	—	155	0.00	—	723	(0.01)

Diluted EPS:
Net income	$16,248	32,732	$0.50	$21,030	34,090	$0.62

Antidilutive stock options *		1,818			263

*	Stock options not included in the calculation of diluted earnings per share for each respective period because they would be antidilutive.

9.	STOCK REPURCHASE PROGRAM

In March 2005, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock in open-market transactions at times and in such amounts as management deems appropriate depending on market conditions and other factors. The authorization expires on March 31, 2008 unless extended by the Board of Directors. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During the three and nine months ended September 30, 2006, the Company acquired 1,344,200 shares of common stock at an average price of $12.42 per share for a total cost of $16.7 million. During 2005, the Company acquired 830,700 shares of common stock at an average price of $18.82 per share for a total cost of $15.6 million.

10.	INCOME TAXES

The Company’s effective tax rates for the three and nine months ended September 30, 2006 were 11.6% and 24.3%, respectively. The income tax provision for the three months ended September 30, 2006 includes a discrete $3.0 million net benefit related to the reduction of tax contingency reserves resulting from determination that certain statutory periods for the assessment of additional state income tax are now closed, and a discrete $0.2 million net increase related to adjustments of the 2005 tax provision to the final filed tax returns. The Company’s effective tax rates for the three and nine months ended September 30, 2005 were 34.5% and 35.1%, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Legal Matters

We are involved in various claims, lawsuits and other proceedings from time to time. Such litigation involves uncertainty as to possible losses we may ultimately realize when one or more future events occur or fail to occur. We accrue and charge to income estimated losses from contingencies when it is probable that a liability had been incurred and the amount of loss can be reasonably estimated. Differences between estimates recorded and actual amounts determined in subsequent periods are treated as changes in accounting estimates. The Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsels, outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative developments, and other factors. Due to numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly. A significant change in our estimates, or a result that materially differs from our estimates, could have a significant impact on our financial position, results of operations and cash flows.

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

In December 2002, the Company filed suit against ICON in the Federal District Court, Western District of Washington (the “District Court”) alleging infringement by ICON of the Company’s Bowflex patents and trademarks. The Company sought injunctive relief, monetary damages and its fees and costs. In October 2003, the District Court dismissed the patent infringement claims. The Company appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) and in November 2003, the Appeals Court overruled the District Court and reinstated the patent infringement claims. In May 2005, the District Court again dismissed the patent infringement case against ICON. The Company appealed this case to the Appeals Court, which issued an order in August 2006 affirming the ruling of the District Court dismissing the patent infringement case.

In July 2003, the District Court ruled in favor of the Company on a motion for preliminary injunction on the issue of trademark infringement and entered an order barring ICON from using the trademark “CrossBow” on any exercise equipment. In its ruling, the District Court concluded that the Company showed “a probability of success on the merits and irreparable injury” on its trademark infringement claim. In August 2003, the Appeals Court granted ICON a temporary stay regarding the motion for a preliminary injunction, which enjoined ICON from using the trademark “CrossBow.” This stay allowed ICON to continue using the trademark “CrossBow” until a decision was issued by the Appeals Court. In June 2004, the Appeals Court issued its decision upholding the issuance of an injunction and preventing ICON from selling exercise equipment using the trademark “CrossBow” pending trial on the trademark issue. A trial date has been set for February 2007 in the District Court on this claim.

In October 2006, the Company filed a complaint in the Superior Court for Clark County, Washington against Gately’s LLC (the “defendant”) seeking damages in the amount of $5.1 million plus interest, attorney’s fees and costs, for collection of outstanding accounts receivable for product purchased by the defendant. No trial date has been set in this matter.

There have been no other significant subsequent developments relating to the commitments and contingencies reported in the Company’s most recent Annual Report on Form 10-K.

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

Guarantees

From time to time, the Company arranges for commercial leases or other financing sources with third parties to enable certain of its commercial customers to purchase the Company’s commercial products. While most of these financing arrangements are without recourse, in certain cases the Company provides a guarantee or other recourse provisions to the independent finance company of all or a portion of the lease payments in order to facilitate the sale of the commercial products. In such situations, the Company ensures that the transaction between the independent leasing company and the commercial customer represents a sales-type lease. The Company monitors the payment status of the lessee under these arrangements and provides a reserve under SFAS No. 5, Accounting for Contingencies, in situations when collection of the lease payments is not probable. At September 30, 2006 and December 31, 2005, the maximum contingent liability under all recourse and guarantee provisions was approximately $2.2 million and $4.1 million, respectively. At September 30, 2006, lease terms on outstanding commercial customer financing arrangements were between 3 and 5 years. A reserve for estimated losses under recourse provisions of approximately $0.1 million was recorded based on historical loss experience and is included in accrued expenses at both September 30, 2006 and December 31, 2005. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has also recorded a liability and corresponding reduction of revenue for the estimated fair value of the Company’s guarantees issued during those periods. The fair value of the guarantees was determined based on the estimated risk premium a bank or similar institution would require in order to extend financing to a customer in the absence of a third-party guarantee. This liability is being reduced over the life of each respective guarantee. In most cases if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the products from the commercial customer. It is not practical to estimate the amount of proceeds that would be generated from the sale of these assets in such situations.

The Company has an agreement with a financing company to provide second tier financing for its consumers. Under normal circumstances, funding for this reserve comes from a percentage of each sale held back by the financing company. In the event that the financing company experiences higher consumer default rates than specified under our contract, the Company will be required to pay an additional amount to the financing company. At September 30, 2006, the Company accrued approximately $0.6 million for this liability.

At September 30, 2006, the Company also had approximately $6.5 million in outstanding commercial letters of credit expiring between December 2006 and January 2007.

12.	REPORTABLE SEGMENTS

The Company’s operating segments are evidence of the structure of the Company’s internal organization and are organized to allow focus on specific business opportunities in the Company’s worldwide market place. The Company’s three business segments are Fitness Equipment Business, International Equipment Business, and Fitness Apparel Business.

The Fitness Equipment Business is responsible for the design, production, marketing and selling of branded fitness equipment sold under the Nautilus, Bowflex, Schwinn Fitness and Stairmaster brand names and is responsible for servicing customers within the Americas, which includes the United States, Mexico, Canada and South America.

The International Equipment Business is responsible for the marketing and selling of branded fitness equipment sold under the Nautilus, Bowflex, Schwinn Fitness and Stairmaster brand names and is responsible for servicing customers outside of the Americas.

The Fitness Apparel Business is responsible for the design, production, marketing and selling of branded fitness apparel, footwear and accessory products sold primarily under the Pearl Izumi brand in both domestic and international markets.

The three business segments are supported by teams that provide services to support the entire entity including finance and reporting, legal, human resources and other centralized functions. Management does not allocate expenses from the centralized functions to the business segments. As a result, the business segments operating results are reviewed based on revenue and gross profit.

Net sales from external customers for the Company’s consolidated operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Fitness Equipment Business	$128,257	$134,013	$389,176	$395,057
International Equipment Business	14,584	14,160	43,002	39,085
Fitness Apparel Business	16,742	15,135	50,007	15,135

Net Sales	$159,583	$163,308	$482,185	$449,277

Gross profit from external customers for the Company’s consolidated operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Fitness Equipment Business	$61,687	$61,647	$179,621	$189,186
International Equipment Business	2,994	3,615	10,473	10,903
Fitness Apparel Business	7,409	7,024	21,899	7,024

Gross Profit	$72,090	$72,286	$211,993	$207,113

Assets from the Company’s three operating segments were as follows:

(in thousands)	September 30, 2006	December 31, 2005
Fitness Equipment Business	$262,648	$304,033
International Equipment Business	32,274	31,034
Fitness Apparel Business	86,653	78,219

	$381,575	$413,286

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Summary of the Third Quarter 2006 Results

Net sales for the third quarter of 2006 were $159.6 million, compared to $163.3 million in the same quarter of 2005, a decrease of $3.7 million or 2.3%. The decrease is primarily the result of greater visibility provided by our new information system allowing us to better analyze our sales and margin information by customer, channel, brand and product. As a result, we have restructured some of our relationships with existing customers and discontinued less profitable product offerings to improve profitability. Additionally, seasonal purchase patterns by retailers with more purchases moving into the last quarter of the current year further contributed to a decline in net sales. Gross profit margin increased to 45.2% in the third quarter of 2006 compared to 44.3% in the same quarter of 2005 as a result of continuing improvements in our operational and manufacturing efficiency, our ability to reduce warranty costs by recovering a portion of such costs from our suppliers, and reducing cost of our sourced products. Quarterly operating income declined to $11.1 million or 7.0% of net sales compared to $12.5 million or 7.7% of net sales in the third quarter of 2005. During the third quarter of 2006, the Company recorded a $3.0 million reduction of tax contingency reserves as a result of closing of certain statutory periods and $0.7 million of equity compensation expense; there were no similar items in the corresponding quarter of 2005. Diluted earnings per share for the quarter were 29 cents, compared to 24 cents a year ago.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. As described by the Securities and Exchange Commission, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of the company. There were no changes to our critical accounting estimates and assumptions in the three and nine month periods ended September 30, 2006. Refer to our most recent Annual Report on Form 10-K for a complete description of our critical accounting estimates and assumptions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006

The following tables present certain consolidated financial data as a percentage of net sales and statement of income data comparing results for the three months ended September 30, 2006 and 2005:

Statement of Income Data

(In thousands)

	Three Months Ended September 30,
	2006	% of net sales	2005	% of net sales	$ change	% change
Net sales	$159,583	100.0%	$163,308	100.0%	$(3,725)	(2.3%)
Cost of sales	87,493	54.8%	91,022	55.7%	(3,529)	(3.9%)

Gross profit	72,090	45.2%	72,286	44.3%	(196)	(0.3%)
Operating expenses:
Selling and marketing	42,621	26.7%	44,526	27.3%	(1,905)	(4.3%)
General and administrative	14,507	9.1%	11,146	6.8%	3,361	30.2%
Research and development	2,521	1.6%	2,856	1.7%	(335)	(11.7%)
Royalties	1,296	0.8%	1,297	0.8%	(1)	(0.1%)

Total operating expenses	60,945	38.2%	59,825	36.6%	1,120	1.9%

Operating income	11,145	7.0%	12,461	7.7%	(1,316)	(10.6%)
Other Income (Expense):
Interest income (expense), net	(537)	(0.3%)	145	0.1%	(682)	(470.3%)
Other income (expense), net	(2)	0.0%	31	0.0%	(33)	(106.5%)

Total other income (expense)	(539)	(0.3%)	176	0.1%	(715)	(406.3%)

Income before income taxes	10,606	6.7%	12,637	7.8%	(2,031)	(16.1%)
Income tax expense	1,230	0.8%	4,366	2.7%	(3,136)	(71.8%)

Net income	$9,376	5.9%	$8,271	5.1%	$1,105	13.4%

Net Sales

Fitness Equipment Business

Total net sales for the Fitness Equipment Business were $128.3 million in the third quarter of 2006 compared to $134.0 million in the same period of 2005, a decrease of $5.7 million or 4.3%. The decrease is the result of our strategy to improve profitability by refining or eliminating certain of our customer relationships, slower sales during the quarter as a result of seasonal purchase patterns by retailers with more purchases moving into the last quarter of the current year, discontinuation of less profitable product offerings, and decreased advertising.

Net sales from the commercial channel were $17.9 million in the third quarter of 2006 compared to $18.2 million in the same period of 2005. Commercial sales include sales to commercial dealers, health clubs, hotels and living complexes. The decrease in commercial net sales is primarily due to price increases and renegotiation of less profitable volume terms with our dealers to increase profitability.

Net sales from the specialty retail channel were $15.9 million in the third quarter of 2006 compared to $17.8 million in the same period of 2005, a decrease of $1.9 million or 10.7%. Specialty retail sales include sales to fitness retail stores and independent bicycle dealers that typically sell health club-quality equipment to the end consumer for home and small business use. The decrease in specialty net sales is primarily due to slower sales during the quarter as a result of seasonal purchase patterns by retailers with more purchases moving into the last quarter of the current year.

Net sales from the retail channel, which include sales to sporting good stores, warehouse clubs, and department stores, were $27.1 million in the third quarter of 2006 compared to $29.7 in the same period of 2005, a decrease of $2.6 million or 8.8%. The decrease in retail net sales is primarily due to our strategy to discontinue less profitable product offerings and refining or elimination of some customer relationships to improve profitability. The overall decrease in net sales was slightly offset by additional net sales due to launching the Bowflex Blaze product during the quarter.

Net sales from the direct channel were $67.1 million in the third quarter of 2006 compared to $68.3 million in the same period of 2005, a decrease of $1.2 million or 1.8%. The direct channel includes internet sales, catalog sales and sales from direct response advertising. During the current quarter, we increased our media support for our new generation of Bowflex home gyms, the Bowflex Revolution, which was launched in July of 2005, and decreased the amount of advertising spent on our rod based home gyms.

International Equipment Business

Net sales from the International Equipment Business were $14.6 million in the third quarter of 2006 compared to $14.2 million in the same period of 2005, an increase of $0.4 million or 2.8%. The International Equipment Business represents sales outside of the Americas and includes primarily commercial sales, with increasing retail and initial direct marketing sales. The increase in net sales is due to expansion of the commercial and retail channels in Germany and the commercial channel in Italy.

Fitness Apparel Business

Net sales from the Fitness Apparel Business were $16.7 million in the third quarter of 2006 compared to $15.1 million in the same period of 2005, an increase of $1.6 million or 10.6%. The Fitness Apparel Business was created in July 2005 with the Company’s acquisition of Pearl Izumi. The Fitness Apparel Business sells high quality fitness apparel and footwear for cyclists, runners and fitness enthusiasts. The revenue stream of the Fitness Apparel Business is generally seasonal with the first and third quarters having the highest sales and the second and fourth quarters having lower sales. Much of this is related to the timing of when our customers purchase inventory to stock their shelves. The increase in net sales is primarily due to strong sales of the core Pearl Izumi cycling and running products with domestic net sales increasing approximately $0.5 million, and international direct and distributor net sales contributing approximately $0.6 million and $0.3 million, respectively.

Gross Profit

As a result of lower sales, total gross profit was $72.1 million in the third quarter of 2006 compared to $72.3 million in the same period of 2005, a decrease of $0.2 million or 0.3%. As a percentage of net sales, gross profit margins increased to 45.2% in the third quarter of 2006 compared to 44.3% in the comparable period of 2005. The increase is the result of increased visibility provided by our new information system which allows us to better analyze our relationships with existing customers resulting in sales to more profitable customers. Additionally, we have been able to offset our warranty costs by recovering a portion of such costs from our suppliers. Further, we realized cost reductions for our products sourced internationally.

Fitness Equipment Business

Gross profit for the Fitness Equipment Business remained unchanged at $61.7 million in the third quarter of 2006 compared to $61.6 million in the same period of 2005. As a percentage of net sales, gross profit margins increased to 48.1% in the third quarter of 2006 compared to 46.0% in the comparable period of 2005, an increase of 2.1%. The increase in the gross profit margin is attributable to our ability to reduce warranty costs by recovering a portion of such costs from our suppliers. We have also realized cost reductions for our products sourced internationally which were offset by a continuing increase in freight expenses due to high fuel prices.

International Equipment Business

Gross profit for the International Equipment Business was $3.0 million in the third quarter of 2006 compared to $3.6 million in the same period of 2005, a decrease of $0.6 million or 16.7%. As a percentage of net sales, gross profit margin was 20.5% in the third quarter of 2006 compared to 25.4% in the comparable period of 2005. The decrease in gross profit is the result of clearing out older cardio products at discounted prices.

Fitness Apparel Business

Gross profit for the Fitness Apparel Business was $7.4 million in the third quarter of 2006 compared to $7.0 million in the same period of 2005, an increase of $0.4 million or 5.7%. As a percentage of net sales, gross profit margin decreased to 44.3% in the third quarter of 2006 compared to 46.4% in the comparable period of 2005, a decrease of 2.1%. The decrease in the profit margin is due to the mix of products offered by the Fitness Apparel Business and a larger portion of sales coming from the international direct and distributor markets which have lower profit margins.

Operating Expenses

Selling and Marketing

Selling and marketing expenses were $42.6 million in the third quarter of 2006 compared to $44.5 million in the same period of 2005, a decrease of $1.9 million or 4.3%. The decrease is primarily due to a reduction of discretionary amounts spent on marketing costs.

General and Administrative

General and administrative expenses were $14.5 million in the third quarter of 2006 compared to $11.1 million in the same period of 2005, an increase of $3.4 million or 30.2%. As a percentage of net sales, general and administrative expenses were 9.1% in the third quarter of 2006 compared to 6.8% in the same period of 2005. The increase is primarily due to expenses relating to our new ERP system that was implemented in the third quarter of 2005, legal costs, additional depreciation and rent for our new corporate headquarters which we occupied late in the third quarter of 2005, and stock-based compensation expense resulting from the adoption of SFAS 123(R).

Research and Development

Research and development expenses were $2.5 million in the third quarter of 2006 compared to $2.9 million in the same period of 2005, a decrease of $0.3 million or 11.7%. As a percentage of net sales, research and development expenses were 1.6% in the third quarter of 2006 compared to 1.7% in the same period of 2005. The slight decrease is due to a reduced headcount as we aligned our research and development to support our current pace of product innovation.

Royalties

Royalty expenses were $1.3 million in the third quarter of both 2006 and 2005.

Interest income (expense), net

Net interest expense increased to $0.5 million in the third quarter of 2006 compared to interest income of $0.1 million in the same period of 2005. The increase in interest expense is due to short-term borrowings outstanding during the third quarter of 2006. The Company did not have such borrowings in the comparable period of 2005.

Income Tax Expense

Income tax expense was approximately $1.2 million in the third quarter of 2006 compared to $4.4 million in the same period of 2005, a decrease of $3.1 million or 71.8%. Our effective tax rate for the third quarter of 2006 was 11.6% compared to 34.5% in the same period of 2005. The decrease in the effective tax rate is primarily due to a $3.0 million reduction of tax contingency reserves resulting from our determination that certain statutory periods for the assessment of additional state income tax are now closed.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

The following tables present certain consolidated financial data as a percentage of net sales and statement of income data comparing results for the nine months ended 2006 and 2005:

Statement of Income Data

(In thousands)

	Nine Months Ended September 30,
	2006	% of net sales	2005	% of net sales	$ change	% change
Net sales	$482,185	100.0%	$449,277	100.0%	$32,908	7.3%
Cost of sales	270,192	56.0%	242,164	53.9%	28,028	11.6%

Gross profit	211,993	44.0%	207,113	46.1%	4,880	2.4%
Operating expenses:
Selling and marketing	137,887	28.6%	129,425	28.8%	8,462	6.5%
General and administrative	40,399	8.4%	34,567	7.7%	5,832	16.9%
Research and development	8,321	1.7%	8,768	2.0%	(447)	(5.1%)
Royalties	3,991	0.8%	3,952	0.9%	39	1.0%

Total operating expenses	190,598	39.5%	176,712	39.4%	13,866	7.9%

Operating income	21,395	4.4%	30,401	6.7%	(9,006)	(29.6%)
Other income (expense):
Interest income (expense), net	(1,152)	(0.2%)	1,460	0.3%	(2,612)	(178.9%)
Other income, net	1,220	0.3%	542	0.1%	678	125.1%

Total other income (expense)	68	0.1%	2,002	0.4%	(1,934)	(96.6%)

Income before income taxes	21,463	4.5%	32,403	7.1%	(10,940)	(33.8%)
Income tax expense	5,215	1.1%	11,373	2.5%	(6,158)	(54.1%)

Net income	$16,248	3.4%	$21,030	4.6%	$(4,782)	(22.7%)

Net Sales

Net sales were $482.2 million for the first nine months of 2006 compared to $449.3 million in the same period of 2005, an increase of $32.9 million or 7.3%. The increase is attributable to the acquisition of the Fitness Apparel Business in the third quarter of 2005 which contributed approximately $50.0 million of net sales in the first nine month period ended September 30, 2006 compared to $15.1 million in the same period of 2005.

Fitness Equipment Business

Net sales for the Fitness Equipment Business were $389.2 million for the first nine months of 2006 compared to $395.1 million in the same period of 2005, a decrease of $5.9 million or 1.5% primarily due to lower net sales in the direct channel and discontinuation of less profitable product offerings.

Net sales from the commercial channel were $52.1 million for the first nine months of 2006 compared to $53.1 million for the same period of 2005, a decrease of $1.0 million or 1.9%. The decrease in net sales is the result of greater visibility provided by our new information system which allows us to refine our relationships with existing customers and to identify less profitable product offerings which we discontinued to improve profitability.

Net sales from the specialty retail channel were $53.7 million for the first nine months of 2006 compared to $52.8 million for the same period of 2005, an increase of $0.9 million or 1.7%. The increase in net sales is primarily due to gaining additional customers and expanding the number of products offered at existing dealers.

Retail net sales were $72.2 million for the first nine months of 2006 compared to $66.8 million for the same period of 2005, an increase of $5.4 million or 8.1%. The increase is due to gaining additional customers, introduction of new product offerings within our Schwinn Fitness line of cardio equipment, and launching the Bowflex Blaze product in the third quarter of 2006.

Net sales from the direct channel were $211.0 million for the first nine months of 2006 compared to $222.3 million for the same period of 2005, a decrease of $11.3 million or 5.1%. The decrease is due to a combination of reduced advertising in the second quarter of 2006 as a result of increased competition for media space, lower conversion rates as consumer confidence was negatively affected by higher interest rates and fuel prices, and a decrease in sales of our Bowflex rod based technology home gyms as a result of the introduction of a new generation of Bowflex home gyms, the Bowflex Revolution.

International Equipment Business

Net sales from the International Equipment Business were $43.0 million for the first nine months of 2006 compared to $39.1 million for the same period of 2005, an increase of $3.9 million or 10.0%. The increase is due to net sales from the addition of new retail distributors, including expansion of our commercial and retail channels in China, and increased sales in Sweden, Germany, India, Russia and the Benelux countries.

Fitness Apparel Business

Net sales from the Fitness Apparel Business were $50.0 million for the first nine months of 2006 compared to $15.1 million in the same period of 2005, an increase of $34.9 million. The Fitness Apparel Business was created in July 2005 with the Company’s acquisition of Pearl Izumi.

Gross Profit

Gross profit was $212.0 million for the first nine months of 2006 compared to $207.1 million in the same period of 2005, an increase of $4.9 million or 2.4%. The increase is primarily attributable to the full integration of the Fitness Apparel Business acquired in the third quarter of 2005. As a percentage of net sales, gross profit margin decreased to 44.0% in the first nine months of 2006 compared to 46.1% in the comparable period of 2005. The decrease is a result of lower direct channel sales which generally have a higher margin than sales in our other channels, and the addition of the Fitness Apparel Business which had a gross profit margin of 43.8% for the first nine months of 2006.

Fitness Equipment Business

Gross profit for the Fitness Equipment Business was $179.6 million for the first nine months of 2006 compared to $189.2 million for the same period of 2005, a decrease of $9.6 million or 5.1%. As a percentage of net sales, the gross profit margin was 46.1% in the first nine months of 2006 compared to 47.9% in the comparable period of 2005. The decrease in the gross profit margin as a percent of net sales is primarily due to changing channel and product mix and increased freight costs experienced in the first nine months of the current year, offset by reduced warranty costs as a result of recovering a portion of such costs from suppliers and reducing the cost of our sourced products. In addition, the gross profit margin decreased as a result of lower margins realized in the direct channel and the higher margin direct channel representing a smaller percentage of total sales. The direct channel represented approximately 54.2% of net sales during the first nine months of 2006 compared to 56.3% of net sales in the same period of the prior year.

International Equipment Business

Gross profit for the International Equipment Business was $10.5 million for the first nine months of 2006 compared to $10.9 million for the same period of 2005, a decrease of $0.4 million or 3.7%. As a percentage of net sales, the gross profit margin was 24.4% in the first nine months of 2006 compared to 27.9% for the same period of 2005. The decrease in the profit margin is a result of competitive pressures in Europe, increases in freight costs, and clearing out both our older cardio products at discounted prices.

Fitness Apparel Business

Gross profit for the Fitness Apparel Business was $21.9 million for the first nine months of 2006 with a gross profit margin of 43.8% compared to $7.0 million and 46.4%, respectively, during the same period of 2005. The Fitness Apparel Business was acquired in the third quarter of 2005. The decrease in the profit margin is due to the mix of products offered by the Fitness Apparel Business and a larger portion of sales coming from the international direct and distributor markets which have lower profit margins.

Operating Expenses

Selling and Marketing

Selling and marketing expenses were $137.9 million for the first nine months of 2006 compared to $129.4 million for the same period of 2005, an increase of $8.5 million or 6.5%. The increase is primarily due to including operating results of two acquisitions made in 2005.

General and Administrative

General and administrative expenses were $40.4 million for the first nine months of 2006 compared to $34.6 million for the same period of 2005, an increase of $5.8 million or 16.9%. As a percentage of net sales, general and administrative expenses were 8.4% in the first nine months of 2006 compared to 7.7% in the same period of 2005. The increase is due to inclusion of expenses of our acquired businesses in 2005, expenses relating to our new ERP system that was implemented in the third quarter of 2005, legal costs, additional depreciation and rent for our new corporate headquarters which we occupied late in the third quarter of 2005, and stock-based compensation expense resulting from the adoption of SFAS 123(R).

Research and Development

Research and development expenses were approximately $8.3 million for the first nine months of 2006 compared to approximately $8.8 million for the same period of 2005, a decrease of approximately $0.4 million or 5.1%. The slight decrease is due to a reduced headcount as we aligned our research and development to support our current pace of product innovation.

Royalties

Royalty expenses remained unchanged for the first nine months of 2006 and 2005 at $4.0 million in each of the periods.

Interest and other income (expense), net

Net interest expense increased to $1.2 million in the first nine months of 2006 compared to net interest income of $1.5 million in the same period of 2005. The increase in expense is due to an average balance of short-term borrowings outstanding during 2006; the Company was in a cash investment position during the same period of 2005.

Net other income increased to $1.2 million in the first nine months of 2006 from $0.5 million in the comparable period of 2005. The increase is due to additional foreign currency gains realized by the Company in the second quarter of 2006.

Income Tax Expense

Income tax expense was approximately $5.2 million for the first nine months of 2006 compared to $11.4 million in the same period of 2005, a decrease of $6.2 million or 54.1%. Our effective tax rate for the first nine months of 2006 was 24.3% compared to 35.1% in 2005. The decrease in the effective tax rate is primarily due to a $3.0 million reduction of tax contingency reserves resulting from our determination that certain statutory periods for the assessment of additional state income tax are now closed. Including this and an additional expected tax reserve reversal of $0.8 million in the fourth quarter, we expect our 2006 effective tax rate be 28.5%, returning to 37% in fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2006, our operating activities generated $36.7 million in net cash compared to $6.7 million in the same period of the prior year. The improvement from the prior year was primarily the result of a decrease in inventories as the Company focused on improving its forecasting and distribution processes.

Net cash used in investing activities was approximately $9.9 million in the first nine months of 2006 compared to $8.8 million in the same period of 2005. Capital expenditures were approximately $8.4 million in the first nine months of 2006 compared to $23.2 million in the same period of 2005. Capital expenditures during the first nine months of 2006 consisted of manufacturing equipment, website development costs to support our innovative product offerings, and computer equipment to maintain and expand current information systems for future growth. We have also purchased an intellectual property package for $5.8 million. Further, the Company collected $6.1 million from the sale of our former headquarters building located in Vancouver, Washington.

Net cash used in financing activities was $32.9 million in the first nine months of 2006 compared to $9.1 million in the same period of the prior year. The increase was primarily due to the Company’s stock repurchases of $16.7 million and paying down its short and long-term borrowings by $7.0 million.

We believe our existing cash and cash equivalents, cash generated from operations and borrowings available under our credit facilities will be sufficient to meet our capital requirements in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

From time to time, we arrange for leases or other financing sources with third parties to enable certain of our commercial customers to purchase our commercial products. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. The purpose of these guarantees is to increase our selling opportunities to commercial customers that would not otherwise be able to obtain affordable financing to purchase our commercial products. At September 30, 2006 and December 31, 2005, the maximum contingent liability under all recourse provisions was approximately $2.2 million and $4.1 million, respectively.

In addition, the Company has an agreement with a financing company to provide second tier financing for consumers. Refer to Note 11 of the Notes to Consolidated Financial Statements for further discussion of the accounting treatment for these arrangements.

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

During both 2006 and 2005, we experienced increases in transportation costs as a result of increases in the price for fuel. To the extent these costs continue to increase, our gross margins in 2006 may continue to be negatively impacted. Additionally, during 2006 and 2005, the Company implemented transportation surcharges passing some of these cost increases to the end consumer.

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

FOREIGN EXCHANGE RISK

We are exposed to foreign exchange risk from currency fluctuations, mainly in Canada and Europe, due to sourcing of products in U.S. Dollars and selling of products primarily in Canadian Dollars, Swiss Franks and Euros, respectively. Given the relative size of our current foreign operations, we have chosen not to enter into foreign currency hedges.

INTEREST RATE RISK

We are exposed to market risk for changes in interest rates related to our credit agreements. The credit agreements are at variable interest rates and, at September 30, 2006, we had outstanding borrowings under the credit facility of $35 million. Due to the short-term nature of these borrowings, management believes that any reasonably possible near-term changes in related interest rates would not have a material impact on the Company’s financial position, results of operations, or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chairman, Chief Executive Officer and President, and Chief Financial Officer, Treasurer and Secretary, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended) as of the end of the period covered by this quarterly report on Form 10-Q pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our Chairman, Chief Executive Officer and President, and Chief Financial Officer, Treasurer and Secretary, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level that information required to be disclosed in our Exchange Act reports is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chairman, Chief Executive Officer and President, and Chief Financial Officer, Treasurer and Secretary, as appropriate to allow timely decisions regarding required disclosure. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute assurance, that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, management identified a material weakness in the Company’s controls for testing of and training for the enterprise resource planning (“ERP”) system. In addition, management also determined that efforts to mitigate the impact from the lack of testing and training for the implementation of the ERP system resulted in an additional material weakness from insufficient resources being devoted to controls over analyzing and recording contingencies. During the first nine months of 2006, the Company took action to correct the material weaknesses in internal control over financial reporting by:

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

We are involved in various claims, lawsuits and other proceedings from time to time. Such litigation involves uncertainty as to possible losses we may ultimately realize when one or more future events occur or fail to occur. We accrue and charge to income estimated losses from contingencies when it is probable that a liability had been incurred and the amount of loss can be reasonably estimated. Differences between estimates recorded and actual amounts determined in subsequent periods are treated as changes in accounting estimates. The Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsels, outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative developments, and other factors. Due to numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly. A significant change in our estimates, or a result that materially differs from our estimates, could have a significant impact on our financial position, results of operations and cash flows.

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

In December 2002, the Company filed suit against ICON in the Federal District Court, Western District of Washington (the “District Court”) alleging infringement by ICON of the Company’s Bowflex patents and trademarks. The Company sought injunctive relief, monetary damages and its fees and costs. In October 2003, the District Court dismissed the patent infringement claims. The Company appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) and in November 2003, the Appeals Court overruled the District Court and reinstated the patent infringement claims. In May 2005, the District Court again dismissed the patent infringement case against ICON. The Company appealed this case to the Appeals Court, which issued an order in August 2006 affirming the ruling of the District Court dismissing the patent infringement case.

In July 2003, the District Court ruled in favor of the Company on a motion for preliminary injunction on the issue of trademark infringement and entered an order barring ICON from using the trademark “CrossBow” on any exercise equipment. In its ruling, the District Court concluded that the Company showed “a probability of success on the merits and irreparable injury” on its trademark infringement claim. In August 2003, the Appeals Court granted ICON a temporary stay regarding the motion for a preliminary injunction, which enjoined ICON from using the trademark “CrossBow.” This stay allowed ICON to continue using the trademark “CrossBow” until a decision was issued by the Appeals Court. In June 2004, the Appeals Court issued its decision upholding the issuance of an injunction and preventing ICON from selling exercise equipment using the trademark “CrossBow” pending trial on the trademark issue. A trial date has been set for February 2007 in the District Court on this claim.

In October 2006, the Company filed a complaint in the Superior Court for Clark County, Washington against Gately’s LLC (the “defendant”) seeking damages in the amount of $5.1 million plus interest, attorney’s fees and costs, for collection of outstanding accounts receivable for product purchased by the defendant. No trial date has been set in this matter.

There have been no other significant subsequent developments relating to the commitments and contingencies reported in the Company’s most recent Annual Report on Form 10-K.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors identified in our annual report on Form 10-K for the year-ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Registrant’s Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 to July 31, 2006	—	$—	—	$84,364,000
August 1, 2006 to August 31, 2006	1,300,700	12.43	1,300,700	68,241,000
September 1, 2006 to September 30, 2006	43,500	12.20	43,500	67,710,000

Total	1,344,200	$12.42	1,344,200	$67,710,000

(1)	In March 2005, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock in open-market transactions, at times and in such amounts as management deems appropriate, depending on market conditions and other factors. The authorization expires on March 31, 2008, unless extended by the Board of Directors. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.

Item 6.	Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description

10.1	Summary of Performance Unit Award - Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on August 3, 2006.

10.2	First Amendment to Nautilus, Inc. 2005 Long Term Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.

November 8, 2006	By:	/s/ Greggory C. Hammann
Date		Greggory C. Hammann, Chairman, Chief Executive
Officer and President (Principal Executive Officer)

November 8, 2006	By:	/s/ William D. Meadowcroft
Date		William D. Meadowcroft, Chief Financial Officer,
Treasurer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Summary of Performance Unit Award - Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on August 3, 2006.

10.2	First Amendment to Nautilus, Inc. 2005 Long Term Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002