Form 10-K
period 2006-12-31
NAUTILUS, INC.
filed 2007-03-16
CIK 1078207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                Accelerated filer  ☒                                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price ($15.71) as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) was $491,439,623.

The number of shares outstanding of the registrant’s common stock as of February 28, 2007 was 31,521,611 shares.

Documents Incorporated by Reference

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2007 Annual Meeting of Shareholders.

NAUTILUS, INC.

2006 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

OVERVIEW

Nautilus, Inc. is a leading designer, developer, manufacturer and marketer of branded fitness and apparel products sold under such well-known brand names as Nautilus, Bowflex, Schwinn Fitness, StairMaster, and Pearl Izumi. As used in this Form 10-K, the terms “we,” “our,” “us,” “Nautilus” and the “Company” refer to Nautilus, Inc. and its subsidiaries. Founded in 1986 and incorporated in the state of Washington in 1993, the Company has grown to over $680 million in annual sales through a combination of internal growth of our Bowflex brand and a series of strategic acquisitions of well-recognized brands, including Nautilus International, Inc. (“Nautilus”) in January 1999, the fitness division of Schwinn/GT Corp. and its affiliates (“Schwinn Fitness”) in September 2001, StairMaster Sports/Medical, Inc. (“StairMaster”) in February 2002, and DashAmerica, Inc. d/b/a Pearl Izumi USA (“Pearl Izumi”) in July 2005. As a result of these acquisitions, we expanded our portfolio of leading brands, product development capabilities, product lines, distribution channels, and the size of our customer base.

Our common stock is listed on the New York Stock Exchange and trades under the symbol “NLS.” Our principal executive offices are located at 16400 SE Nautilus Drive, Vancouver, Washington 98683, and our telephone number is (360) 859-2900.

OUR STRATEGY

Pure Fitness

We view our Company as a Pure Fitness company. This strategy was designed to enable us to become a global category leader by providing the tools and education to consumers worldwide to allow them to achieve a fit and healthy lifestyle. Pure Fitness helps consumers answer the four main questions about how they go about achieving their health and fitness goals.

Question: What do I do to live a healthy and fit lifestyle?

Answer: Nautilus Institute: The Nautilus Institute (the “Institute”) is the Company sponsored initiative formed to encourage more people to adopt a lifelong fitness habit by providing them with expert knowledge and guidance regarding all their fitness needs. In addition, the Company formed a working relationship with the National Academy of Sports Medicine (the “NASM”), the leading body for educating professional fitness trainers. We believe that these programs will help people achieve lifelong fitness by providing guidance on proper nutrition, proper exercise form, workout routines and equipment used in cardiovascular and strength training. The Institute and our partnership with NASM enable us to develop a body of knowledge leading us to designs of more effective and user-friendly products for our customers. The Institute website can be found at www.nautilusinstitute.org.

Question: What do I use?

Answer: Nautilus Fitness Equipment: Our fitness equipment line consists of high-quality cardiovascular, strength and weight resistance products from Nautilus, Bowflex, Schwinn Fitness and Stairmaster brands.

Question: What do I wear?

Answer: Nautilus Fitness Apparel and Footwear: Our fitness apparel line is currently composed of high-performance apparel and footwear for cycling, running, and strength exercise activities. We believe we can leverage our existing fitness equipment brands to broaden our product offerings to consumers within the market for performance apparel.

Question: What do I eat?

Answer: In the nutrition market, we have a continued strategic relationship with a supplier of nutritional supplements that are complementary to our fitness and apparel product offerings. We anticipate expanding our business in the future.

We believe that by answering the questions listed above consumers will turn to the trusted products we offer to help them achieve a fit and healthy lifestyle.

OUR OPERATING PRINCIPLES

We pursue global category leadership by providing the tools and education necessary to help people achieve a fit and healthy lifestyle. At the core of this mission is an internal initiative called FIT #1, which is the foundation of our plan to create long-term shareholder value. FIT #1 stands for Financial rigor, Innovation, Trust and a drive to be #1 in the categories in which we compete. Financial rigor means we ensure accurate and streamlined financial and forecasting processes and identify areas for cost take-out. Innovation means we apply creative solutions to both research and development and our manufacturing operations to both enhance our existing products and create new innovative products. Trust means we take care of our customers by developing innovative and dependable products and providing excellent customer service.

FIT #1 provides the core strategic elements around which we structure our business, which enables us to focus our efforts to help ensure profitable growth and shareholder value. We drive to leverage our expertise and experience from across our organization to realize synergies, efficiencies and cost savings. We have established a performance-driven culture based on teamwork that directly ties employee compensation to both individual performance and that of the Company.

In 2006, we benefited, and expect to further benefit, from the considerable capital investments we made in 2005 which primarily consisted of an upgrade to our enterprise resource planning system and improvements made to our supply chain. This allowed us to continue our operational excellence in accordance with the principles of Quality control, Customer service and Cost takeout, or “QC2” as it is known within our organization. Key elements of QC2 include improving flexibility and efficiency at our manufacturing facilities, working collaboratively with suppliers to take costs out of our products while improving overall quality, and optimizing our distribution system by reducing the number of distribution centers.

RECENT DEVELOPMENTS

Through our investment in product development in 2006, we introduced 17 new high quality products from the Nautilus, Bowflex and Schwinn Fitness brands, including an expansion of our successful Bowflex home gym line-up, and the next generation in our successful line of Nautilus commercial grade upright and recumbent bikes. Additionally, we reengineered several of our existing products which have resulted in cost savings along with product performance and quality enhancements. We also introduced the first line of apparel specifically designed for use while exercising indoors under the Nautilus brand, and an apparel line targeting the more casual or entry level cyclist. We continued to expand our intellectual property and the number of leading brands by acquiring an extensive patent portfolio surrounding cardiovascular fitness equipment as well as the Universal brand.

On the operational side of our business, we have been able to move past most of our challenges encountered in 2005 including developing a more efficient supply and distribution process and adjusting manufacturing to a faster pace of innovation. To further improve our operations, in February of 2007 we also entered into a purchase option agreement to acquire substantially all of the assets of our Asian manufacturing partner, Land America Health and Fitness Co., LTD (“Land America”). The purchase option, if exercised, is expected to improve our margins through improved vertical integration, engineering and manufacturing processes, and extends certain procurement cost reductions through 2007.

Additionally, we have:

•	Improved quality of our products by raising first time yield with excellent efficiency at our domestic production facilities,

•

Consolidated production facilities for our cardiovascular line of equipment by ceasing manufacturing at our Tyler, Texas facility and transitioning manufacturing of key products to other U.S. and Asian manufacturing facilities,

•	Reduced the number of our distribution facilities to 10 in North America compared with 24 a year ago thus bringing more efficiency to our distribution process,

•

Concluded a year-long transition to a third party logistics company to improve our parts shipping which allowed us to make significant improvements in customer service while lowering expenses for parts shipping and handling,

•

Made significant progress by implementing our new information system which now allows us to better analyze our sales and margin information by customer, channel, brand and product. As a result, we have eliminated a number of less profitable products and restructured some of our relationships with existing customers resulting in improved profitability,

•	Integrated a reverse engineering initiative to reduce costs for various existing products,

•	Restructured multiple vendor agreements to allow us to reduce warranty costs by recovering a portion of such costs from our suppliers, and

•

Reduced the cost of our sourced products by increasing the percentage of our retail products shipped directly from our Asian manufacturers thus improving the overall quality due to less damage as the result of less handling while in transit and shorter product delivery time.

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation located at Part II, Item 7 for a discussion of the impact of these developments on the results of operations.

BUSINESS SEGMENTS

The Company’s reportable segments are evidence of the structure of the Company’s internal organization and allow focus on specific business opportunities in the Company’s worldwide market place. The Company’s three business segments are as follows:

•

The Fitness Equipment Business is responsible for the design, production, marketing and selling of branded fitness equipment sold under the Nautilus, Bowflex, Schwinn Fitness, and StairMaster brand names and is responsible for servicing customers within the Americas, which includes the United States, Mexico, Canada and South America.

Sales from our Bowflex home-gym product line across all sales channels, including related shipping revenue, accounted for approximately 39% of our aggregate net sales in 2006, down from 44% and 48% in 2005 and 2004, respectively, as we continue our strategy of diversifying our breadth of products in all channels.

•

The International Equipment Business is responsible for the marketing and selling of branded fitness equipment sold under the Nautilus, Bowflex, Schwinn Fitness, and StairMaster brand names and is responsible for servicing customers outside of the Americas.

•

The Fitness Apparel Business is responsible for the design, production, marketing and selling of branded fitness apparel and footwear products sold primarily under the Pearl Izumi and Nautilus brands in both domestic and international markets.

Detailed financial information about our three business segments, including information regarding geographic areas, is included in Note 13 of the Notes to Consolidated Financial Statements.

PRODUCTS

The Company’s principal business activity is the design, development, manufacturing, and worldwide marketing of high quality fitness equipment and apparel products. Our product offerings include cardiovascular and strength products, indoor and outdoor fitness apparel, and running and cycling footwear.

Fitness Equipment Products

The fitness equipment line is composed of high-quality cardiovascular and strength products that cover a broad range of technology, price points, and features that are believed to be among the best in categories in which they compete.

•

Our Nautilus brand includes four distinct lines of strength equipment, free weights and benches, a complete line of cardio equipment including treadmills, ellipticals, and the unique commercial version of the TreadClimber, along with upright and recumbent exercise bicycles.

•	Our StairMaster brand is best known for steppers and stepmills designed for excellent lower-body and cardiovascular workouts.

•

Our Bowflex brand has been expanded to represent a complete line of fitness equipment to include both strength and cardio products. Included in the Bowflex brand are multiple models of rod-based home gyms, the Revolution home gym, SelectTech dumbbells, weight benches, TreadClimbers and treadmills.

•	Our Schwinn Fitness brand includes a popular line of equipment designed for indoor cycling which include upright and recumbent exercise bikes, and also treadmills and ellipticals.

Fitness Apparel and Footwear Products

Our fitness apparel line is composed of high-end performance apparel and footwear targeted to consumers who are fitness and outdoor enthusiasts, especially for those interested in cycling and running activities. The apparel line is composed primarily of Pearl Izumi branded wear. Pearl Izumi is best known for its quality, innovative and technically superior cycling apparel and has been expanded into the running apparel and footwear markets. We also introduced the first line of apparel specifically designed for use while exercising indoors under the Nautilus brand and the Schwinn Fitness line of apparel targeting the more casual or entry level cyclist.

SALES AND MARKETING

Fitness Equipment Business

The fitness equipment business products are marketed and sold through a diversified direct, retail, and commercial sales distribution channel within the Americas, which includes the United States (the “U.S.”), Mexico, Canada and South America through independent authorized dealers, our own sales force, distributors and its e-commerce web site (www.nautilus.com). We believe we position our products to better meet consumer demand and shopping patterns and to further expand our sales channels by offering more of the products consumers want in the places they shop and exercise.

Fitness equipment has three distinct sales channels:

•

In the direct channel, we market and sell our products directly to the end-consumer. We market and sell a line of Bowflex branded cardiovascular, strength, and fitness accessory products through this channel utilizing an integrated combination of media and direct consumer contact. Along with “spot” television advertising, which ranges in length from 30 seconds to as long as five minutes, we utilize extended 30-minute television infomercials, Internet advertising, our product websites, inquiry response mailings, catalogs, and inbound/outbound call centers.

We contract with large telemarketing companies to receive and process information requests generated by our spot television advertising 24 hours per day. The telemarketing agents for these companies collect names, addresses and other basic information from callers but do not directly sell our products.

We use the spot commercials and infomercials, together with Internet advertising and search-engine placement, to lead consumers to our website, as we believe consumers who visit our website are more inclined to purchase our products. We believe we successfully balance our goals of finalizing sales and capturing consumer information by strategically designing our web pages and carefully analyzing web page visits, conversion rates, average sales prices and inquiry counts.

We manage our own customer service call center in Vancouver, Washington. It operates 18 to 23 hours per day to receive and process the vast majority of all infomercial-generated and customer service-related inquiries.

•

In the commercial channel, we market and sell our Nautilus, Schwinn Fitness, and StairMaster commercial fitness equipment through an internal sales force and selected dealers to health clubs, government agencies, hotels, corporate fitness centers, colleges, universities and assisted living facilities. Our commercial sales force is focused on expanding the market position of our existing Nautilus, Schwinn Fitness, and StairMaster commercial product lines through joint marketing programs with clubs thus making fitness inviting for guests, and utilizing our knowledge from the Nautilus Institute to improve our product offerings.

We advertise in select trade publications, including publications that reach key industry stakeholders, as well as directly to consumers. Specific placement is driven by marketing and product development events and ads are coded to assist us in measuring the effectiveness of each individual ad with respect to our objectives of increasing brand awareness and sales leads. We also maintain a database that includes contacts at thousands of commercial facilities and enables us to monitor responses to direct mail promotions. All direct mail promotions are supplemented by a telemarketing effort to maximize customer response.

There are several national and regional industry trade shows, such as the International Health, Racquet and Sportsclub Association and Club Industry, as well as many other events that showcase our programs and products. Trade shows provide excellent opportunities to meet face-to-face with our customers and the media to obtain valuable feedback by being able to test marketing messages, receive customer input on product designs, and evaluate the competition.

•

In the retail channel, we market and sell a comprehensive line of consumer fitness equipment under the Nautilus, Bowflex, Schwinn Fitness, and StairMaster brands through a network of more than 3,200 locations consisting of sporting goods, warehouse clubs, department stores, governmental agencies, mass retailers, specialty retailers, and independent bike dealers.

The main focus for marketing our retail products is two-fold: 1) fully support our network of customers, and 2) to leverage our direct marketing advertising programs to market products through the retail sales channel that were previously only available to consumers through the direct sales channel. Company sponsored marketing programs have been developed to ensure that our Nautilus, Schwinn Fitness, Bowflex, and StairMaster brands remain prominent in the minds of customers and consumers and drive consumers to their local retailers.

International Equipment Business

The international equipment business product line is marketed and sold through a diversified retail and commercial sales distribution channel outside of the Americas through our own sales force and international distributors. By offering a complete line of strength and cardio products, we now have greater ability to compete in the international marketplace where many commercial customers prefer to buy from one supplier that can offer a broad array of products at a competitive price. We believe our brand names have strong recognition in the international marketplace which has allowed us to compete more effectively.

To allow us to effectively manage our international sales channels, we operate our own offices in our largest international markets which include Switzerland, the United Kingdom, Germany, Italy, and China. Each office possesses a team of sales representatives that focus on selling to fitness clubs, governments and hotels. We have also started marketing directly to consumers in the Australian market.

Fitness Apparel Business

We market and sell our fitness apparel and footwear to geographic locations in the U.S. and internationally through consumer direct emails, online marketing, advertisement and product placements in a number of sport specific publications that allow us to reach specific user segments of cyclist, runners, and fitness professionals with a targeted message. This also allows us to increase the brand awareness and to promote new products and technologies. We participate in a number of trade shows throughout the year including Interbike USA and Eurobike Germany, the bicycle and sporting goods industry’s leading showcase events. Additionally, we promote brand visibility by providing our products to a number of athletes who use them in competitive events. We also attend a number of regional sporting events with our retail partners where we educate consumers about our products and sell our products. We maintain dedicated websites to promote our fitness apparel products as well as to provide information to our consumers. The websites can be found at www.pearlizumi.com, www.nautilusapparel.com, and www.nautilusinmotion.com. These websites contain Company and product information none of which is part of this Form 10-K.

In addition to consumer marketing, we focus considerable effort on a marketing concept called Drive Retailer Success or DRS. This program is focused on ensuring the ongoing efficiency of our retailers. As part of our DRS program, we offer the Pearl Izumi Managed Inventory program to retailers. This program, which involves auto stocking of inventory, serves to increase the breadth of product at retail selection and helps ensure the best product availability through the season.

Our Fitness Apparel Business has four distinct sales channels:

•	Wholesale direct,

•	International distributors,

•	Company leased retail stores, and

•	Internet and catalog sales.

The international and domestic wholesale direct sales channels are comprised of independent bike dealers and specialty run accounts as well as select large outdoor and sports retailers. The primary drivers for our success in specialty channels are differentiated products, credibility with enthusiast consumers, and value added service. International distributor sales are made to exclusive distributors primarily in Canada, Australia, Czech Republic, Switzerland, New Zealand, Norway, Russia, Slovenia, Mexico, and Israel. The fitness apparel business also leases 10 retail stores, which sell primarily closeout items at favorable margins. Internet and catalogue sales are comprised of product sales made directly to end-consumers, primarily in the U.S.

PRODUCT DESIGN AND INNOVATION

Innovation is a vital part of our business as we continue expansion and diversification of our product offerings in fitness and apparel products through leveraging our advanced research and development capabilities and our strong brand name recognition. On an ongoing basis, we evaluate new product concepts and seek to respond to the requirements and needs of our consumers by frequently introducing new products and repositioning existing products. We develop these products either from internally generated ideas or by acquiring or licensing patented technology from outside inventors and then enhancing the technology.

Our research and development costs were approximately $11.2 million, $11.2 million, and $6.8 million for the years ended December 31, 2006, 2005, and 2004, respectively. We did not have any customer-sponsored research and development expenses in any of these years. Additionally, we incurred $5.6 million, $5.4 million, and $6.0 million in royalties for licensing patented technology for new innovations for the years ended December 31, 2006, 2005, and 2004, respectively.

SEASONALITY

Fitness Equipment Products

In general, U.S. and international sales in our direct, commercial, and retail fitness equipment channels are seasonal. We believe that sales within these channels are lower in the second quarter of the year compared to the other quarters, especially in the direct and retail channels. Our strongest quarter for these channels is generally the fourth quarter, followed by the first and third quarters. We believe the principal reason for this trend is the fitness industry’s preparation for the impact of seasonal weather patterns that encourage more fitness activity indoors.

Fitness Apparel and Footwear Products

Sales of our fitness apparel and footwear products are seasonal with stronger sales in the first and third quarters as retailers build inventories in anticipation of the spring and fall selling seasons. We expect sales during the fourth quarter to be the weakest as this time period typically aligns with the coldest months of the year in our target markets when many fitness and outdoor enthusiasts may be less active.

MANUFACTURING AND DISTRIBUTION

Fitness Equipment Business

Our primary manufacturing and distribution objectives for all of our products are to maintain product quality, reduce and control costs, maximize production flexibility, and improve delivery speed. This is accomplished by optimizing our manufacturing and distribution infrastructure. Our products are manufactured primarily in the U.S. at our Oklahoma and Virginia plants, and at contracted manufacturing facilities in Asia. We have not experienced any significant difficulties with availability of raw materials.

Our commercial strength fitness products are manufactured in our Virginia manufacturing plant, and our commercial cardiovascular fitness products are primarily manufactured in our Oklahoma plant. These operations are vertically integrated and include such functions as metal fabrication, powder coating, upholstery, and vacuum-formed plastics processes. By managing our own manufacturing operations, we can control the quality of our commercial products and offer customers build-to-order capability and unique product configurations.

We inspect, package, and ship our products from our distribution facilities in Oregon, Virginia, Illinois, and Oklahoma. We rely primarily on United Parcel Service (UPS) to deliver our direct products. We distribute our retail and commercial fitness equipment from our facilities in Illinois and Oklahoma using various commercial truck lines. We distribute commercial strength fitness equipment from our Virginia warehouse facility directly to customers primarily through our own truck fleet which allows us to effectively control the set up and inspection of equipment at the end-user’s facilities.

International Equipment Business

We primarily use our manufacturing facilities in Oklahoma and Virginia to manufacture our commercial products. We utilize our Asian suppliers to manufacture our retail products. Products are shipped to customers outside the Americas primarily from a third party distribution facility in the Netherlands.

Fitness Apparel Business

Our apparel products are manufactured primarily in the U.S. and Asia. The manufacturers are closely monitored to ensure conformity and quality in the products they produce.

Independent manufacturers in Asia purchase raw materials according to our high standards from suppliers we select, at prices and on terms negotiated by us. As part of agreements with our suppliers, we are usually required to purchase any unused materials from the manufacturers at the end of the season. These materials are generally consumed by the production of “special make products” for our outlet stores or larger national accounts. This eliminates the potential for a larger percentage of close-out products entering our primary distribution channels such as independent bike dealers. For a portion of our products that are produced in the

U.S., we are responsible for purchasing and shipping raw materials to our manufacturers. Although this arrangement exposes us to additional risks before products are manufactured, we believe that it increases our manufacturing flexibility and quality control.

Our quality control program is designed to ensure that our products meet the highest quality standards. A large portion of the quality control process, which involves inspection, random product audits, and approvals of all key materials and finished products, occurs directly at the manufacturer. The manufacturer either ships the products to our warehouse facilities in the U.S. or Germany, or ships directly to our international distributors.

For domestic sales, we generally ship our products from our facility in Colorado. We primarily ship our products through UPS. For European sales, products are shipped from our facility in Germany. For international distributor shipments, the products are either shipped directly to our customers from the manufacturer or shipped from our facility in either Colorado or Germany.

BACKLOG

Historically backlog has not been a significant factor in the Company’s business.

COMPETITION

Fitness Equipment Business

The markets for all of our products are highly competitive. Our competitors vary by market and sales channel as discussed below. We believe the combination of our well-recognized brand names along with our brand marketing awareness programs, innovative and high quality products, multiple distribution channels, and dependable customer service will allow us to remain competitive in all of our current fitness equipment markets.

Home Fitness Equipment: We primarily sell our Bowflex strength and cardiovascular fitness products in this market. We believe the principal competitive factors affecting this portion of our business are innovation, quality, brand name recognition, product price, financing options, and customer service. Our direct-marketed brands compete directly with a large number of companies that manufacture, market and distribute home fitness equipment. Our principal direct competitors include ICON Health & Fitness and Fitness Quest.

Commercial Fitness Equipment: Our Nautilus, Schwinn Fitness, and StairMaster brands compete against products of other commercial fitness equipment companies such as Life Fitness, Cybex, Precor, and TechnoGym. We believe the key competitive factors affecting this portion of our business include brand relevance, product innovation, quality, durability, diversity of features, price, financing options, customer service, and product service network.

Retail Fitness Equipment: Our Nautilus, Schwinn Fitness, StairMaster, and Bowflex brands compete against the products of the retail fitness equipment companies such as Life Fitness, ICON Health & Fitness, Johnson Health Tech., and Precor. We believe the key competitive factors affecting this portion of our business include quality, durability, product innovation, diversity of features, price, financing options, customer service, and product service network.

International Equipment Business

Our Nautilus, Schwinn Fitness, StairMaster, and Bowflex brands compete against the products of such companies as Life Fitness, Cybex, StarTrac, Precor, and TechnoGym. We believe the key competitive factors in the international markets include brand relevance, price, customer and product service network, functionality and diversity of features, quality, product innovation, design, and brand name recognition.

Fitness Apparel Business

Our principal competitors in the cycling apparel category consist of Sugoi, Cannondale, Castelli, and Descente. Within the cycling footwear category, the competitors primarily consist of Sidi, Specialized, and

Shimano. Our main competitors within the running footwear category are Mizuno, Brooks Sports and Asics. Within the running apparel category, we believe the main competition to be the same as with running footwear, with the addition of Sugoi. Fitness Apparel competitors include Adidas and Champion, as well as smaller female specific brands such as Parana, Mirika, LuLu Lemon, and Title Nine. We believe the key competitive factors in these markets include quality, product variety, product innovation, in-season availability and price.

EMPLOYEES

As of February 28, 2007, we employed approximately 1,500 employees. Management considers its relationship with employees to be good. None of our employees are subject to any collective bargaining agreements. There has never been a material interruption of operations due to labor disruptions.

SIGNIFICANT CUSTOMERS

We had no individual customers that accounted for 10 percent or more of our consolidated net sales during fiscal 2006, 2005, and 2004.

INTELLECTUAL PROPERTY

Trademarks – We own many trademarks including Nautilus®, Bowflex®, Power Rod®, TreadClimber®, Schwinn® Fitness, SelectTech®, StairMaster®, Trimline®, Pearl Izumi®, Microsensor®, Ultrasensor®, Syncroframe®, Universal®, and 3D Chamois®. Our trademarks, the great majority of which are either registered or protected by common law rights, are used on nearly all of our products sold in the U.S. and internationally. We believe that having distinctive trademarks readily identifiable by consumers is an important factor in creating a market for our goods, in identifying our Company, and in distinguishing our goods from others.

Each federally registered trademark is renewable indefinitely if the trademark is still in use at the time of renewal. We are not aware of any material claims of infringement or other challenges to our trademark rights.

Patents – The Company has a broad array of patents, both issued and pending, covering its exercise equipment. Within these patents are various products and technologies including Treadclimber, variable stride ellipticals, selectorized weights, incumbent bicycles, and Spiraflex. Our patent protection for some of these technologies extend as far as 2025. Expiration of our patents could trigger the introduction of similar products by our competitors.

Building our intellectual property portfolio is an important factor in maintaining our competitive position in the fitness equipment and apparel industries. We have followed a policy of filing applications for the U.S. and foreign patents on inventions, new designs and improvements that we deem valuable to our business. If we do not, or are unable to, adequately protect our intellectual property, our sales and profitability could be materially adversely affected. We protect our proprietary rights vigorously and take prompt action to prevent counterfeit reproductions of or other infringing on our intellectual property. As we increase our market share, geographic scope and product categories, we anticipate that intellectual property disputes will increase making it more expensive for us to establish and/or protect our proprietary rights, and to defend against claims of infringement by others. Refer to Note 14 to the consolidated financial statements located at Part II, Item 8 of this Form 10-K for a discussion of significant intellectual property disputes.

ENVIRONMENTAL MATTERS

Our operations are subject to federal, state and local health and safety and environmental laws and regulations, as well as those in other countries, that impose workplace standards and limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials, substances and wastes. U.S. federal environmental legislation having particular impact on the Company includes the Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; and the Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund). We are also subject to regulation by the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The United States Environmental Protection Agency (EPA), OSHA, and other federal agencies have the authority to promulgate regulations that have an impact on our operations.

The nature of our manufacturing and assembly operations exposes us to the risk of claims with respect to environmental matters, and although compliance with local, state, federal and international requirements relating to the protection of the environment has not had a material adverse effect on our financial condition or results of operations, there can be no assurance that material costs or liabilities will not be incurred in connection with such environmental matters. Future events, such as changes in existing laws and regulations or enforcement policies or the discovery of contamination on sites owned or operated by us may give rise to additional compliance costs or operational interruptions which could have a material adverse effect on our financial condition, results of operations, and cash flows. While we are not aware of any existing conditions that are likely to result in material costs or liabilities to us, there can be no assurance that all potential instances of soil or ground water contamination have been identified even where Environment Site Assessments have been conducted. Accordingly, there can be no assurance that previously unknown environmental conditions, or known conditions which have not been fully evaluated, will not be discovered at any of our properties, whether presently or formerly owned or leased, or that the cost of remediating such conditions will not be material.

WHERE YOU CAN FIND MORE INFORMATION

We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). You can inspect and obtain a copy of our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet site at http://www.sec.gov/ where you can obtain most of our SEC filings. We also make available, free of charge, on our website at www.nautilusinc.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, if any, filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. In addition, our code of business conduct and ethics, corporate governance policies, and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on our corporate website at www.nautilusinc.com. The information found on our website is not part of this Form 10-K.

Item 1A. Risk Factors

Special Note Regarding Forward-Looking Statements and Analysts Reports

This Form 10-K, including Item 1 of Part I and Items 7 and 7(A) of Part II, contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or conditions, including any statements regarding anticipated sales growth across markets, distribution channels, and product categories, expenses and gross margins, expense as a percentage of revenue, anticipated earnings, new product introductions, acquisition of manufacturing operations in Asia, future capital expenditures, financing and working capital requirements and resources. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Item 1(A), Risk Factors, of this Form 10-K. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

A significant decline in availability of media time or fluctuating advertising rates may hinder our ability to effectively market our products and may reduce profitability

We depend primarily on television commercials and television infomercials to market and sell our direct-marketed products. Consequently, a marked increase in the price we must pay for our preferred media time or a reduction in its availability may adversely impact our financial performance.

A decline in consumer spending due to unfavorable economic conditions could negatively affect our product revenues and earnings

Success of each of our products depends substantially on the amount of discretionary funds available to consumers and their purchasing preferences. Economic and political uncertainties could adversely impact the U.S. and international economic environments. A decline in general economic conditions due to increased freight and transportation costs as well as increasing interest rates, among other factors, could further depress consumer spending, especially discretionary spending for premium priced products like ours. Higher interest rates could increase monthly payments for consumer products financed through one of our monthly payment plans. These poor economic conditions could in turn lead to substantial decreases in our net sales.

If we are unable to anticipate consumer preferences or to effectively develop, market and sell future products, our future revenues and earnings could be adversely affected

Our future success depends on our ability to develop or acquire the rights to, and then effectively produce, market, and sell new products that create and/or respond to new and evolving consumer demands. Accordingly, our net sales and profitability may be harmed if we are unable to develop, or acquire the rights to new or different products that satisfy consumers’ preferences. In addition, any new products that we market may not generate sufficient net sales or profits to recoup their development or acquisition costs.

A delay in getting foreign sourced products through customs in a timely manner could result in cancelled orders and unanticipated inventory accumulation

Many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the U.S. or our other sales markets. The countries in which our products are produced or sold may adjust or impose new quotas, duties, tariffs or other restrictions. Further, our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the free flow of goods through open and operational ports worldwide. Labor disputes at various ports create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak importing seasons. Any of these factors could have a material adverse effect on our business, potentially resulting in reduced revenues and earnings, cancelled orders by customers, and/or unanticipated inventory accumulation.

Unpredictable events and circumstances relating to our international operations, including our use of foreign manufacturers, could result in cancelled orders, unanticipated inventory accumulation, and reduced revenues and earnings

A portion of our revenues is derived from sales outside the U.S.; for the year ended December 31, 2006, international sales represented approximately 17% of our consolidated net sales. In addition, a substantial portion of our products is manufactured outside of the U.S. Accordingly, our future results could be materially adversely affected by a variety of factors, including changes in a specific country’s or region’s political or economic conditions, trade restrictions, import and export licensing requirements, changes in regulatory requirements, additional efforts to comply with a variety of foreign laws and regulations, and longer payment cycles in certain countries thus requiring us to finance customer purchases for a period of time longer than those made in the U.S.

Failure to integrate acquisitions into our operations and manage other significant transactions successfully could harm our financial results, business and prospects

As we have done in the past, we may seek to acquire other businesses in the future. Integrating acquired businesses into our operations poses significant challenges, particularly with respect to corporate cultures and management teams. Failure to successfully effect such integration could adversely impact the revenue, earnings and business synergies we expect from an acquisition. In addition, the process of integrating acquired businesses may be disruptive to our operations and may cause an interruption of, or a loss of momentum in, our core business.

Our future integration efforts may be jeopardized, and our actual return on investment from such acquisitions may be lower than anticipated, as a result of various factors, including the following:

•	Challenges in the successful integration of the products, services or personnel of the acquired business into our operations,

•	Loss of employees, management team, or customers that are key to the acquired business,

•	Time and money spent by our management team focusing on the integration, which could distract it from our core operations,

•	Our potential lack of experience in the markets of the acquired businesses,

•	Possible inconsistencies in standards, controls, procedures and policies among the combined companies and the need to integrate financial, accounting, information and other systems,

•	The need to coordinate geographically diverse operations, and

•	Exposure to the impairment loss on our acquired businesses due to changing market conditions.

Our option to purchase Land America entitles us to rebates on products purchased from Land America which will be discontinued if we do not exercise our option

On February 1, 2007 we entered into purchase option agreements to acquire substantially all of the assets of our manufacturing partner, Land America and a related trading company, Treuriver Investments Limited. The purchase option entitles us to rebates on products purchased from Land America from January 1, 2006 through June 30, 2007, which will continue through December 31, 2007 if we elect to exercise the purchase option. If we do not exercise the option, we will not be entitled to rebates for purchases beyond June 30, 2007 unless we enter into an alternative rebate arrangement. Absent these rebates or an alternative arrangement, the cost of products manufactured by Land America could increase, which would adversely affect our financial results.

Failure or inability to protect our intellectual property could significantly harm our competitive position

Protecting our intellectual property is an essential factor in maintaining our competitive position in the health and fitness industry. If we do not or are unable to adequately protect our intellectual property, our sales and profitability may be adversely affected. We currently hold a number of patents and trademarks and have several patent and trademark applications pending. However, our efforts to protect our proprietary rights may be inadequate, and applicable laws provide only limited protection.

Intense competition may have a negative impact on our net sales and operating results

Our products are sold in highly competitive markets with limited barriers to entry. As a result, introduction of lower priced competing products could result in a significant decline in our net sales and operating results.

Inability to effectively manage our distribution facilities may harm our business and financial results

Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities and the timely performance of services by third parties, including those involved in shipping product to and from our distribution facilities. In the U.S., we rely primarily on our distribution centers in Portland, Oregon, Independence, Virginia, Tulsa, Oklahoma, Bolingbrook, Illinois, and Broomfield, Colorado, and in Europe we rely primarily on a warehouse in Kirchzarten, Germany and a third party warehouse and logistics provider in the Netherlands.

Our distribution facilities could be interrupted by disasters such as earthquakes or fires. We maintain business interruption insurance, but it may not adequately protect us from the adverse effect that could be caused by significant disruptions in our distribution facilities.

Failure to maintain our information systems could result in interruptions to our business

Our business is increasingly reliant on information technology. Information systems are used in all stages of our production cycle, from design to distribution, and are used as a method of communication between employees, our subsidiaries overseas, as well as our customers. We also rely on our information systems to allocate resources and forecast operating results. System failures or service interruptions may occur as the result of a number of factors, including computer viruses, hacking or other unlawful activities by third parties, disasters, or failure to properly protect, repair or maintain systems. Any interruption of critical business information systems may have a material adverse affect on our results of operations and financial condition.

Unsuccessful implementation of our growth strategies may adversely affect revenues and decrease margins

We face many challenges in implementing our growth strategies. For example, our expansion into international markets may involve countries where we have little sales or distribution experience and where our brand is not yet widely known. Expanding our product categories involves, among other things, gaining experience with new products, gaining consumer acceptance and establishing and protecting intellectual property rights. Increasing sales to department stores and improving the sales productivity of our customers will each depend on various factors including strength of our brand name, competitive conditions, our ability to manage increased sales and future expansion, the availability of desirable locations, and the negotiation of favorable terms with retailers. Future terms with customers may be less favorable to us than those under which we currently operate. Large retailers increasingly seek to transfer various costs of business to their vendors such as the cost of lost profits from product price markdowns.

To implement our business strategy, we must manage growth effectively. We will continue to change various aspects of our business, to maintain and enhance our information systems and operations to respond to the increased market demand, and to attract, retain and manage qualified personnel. Growth could place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we could experience operating difficulties. Growth involves many risks and uncertainties that, if not managed effectively, could have a material adverse effect on our results of operations and financial condition.

Currency exchange rate fluctuations could result in higher costs and decreased margins

We have significant sales outside of the U.S. As a result, we conduct transactions in various currencies which increase our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses could be affected by currency fluctuations. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Therefore, our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business.

Our business is affected by seasonality which results in fluctuations in our operating results

We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in the first and fourth quarters have exceeded those in the second and third quarters. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of fitness equipment and apparel. In addition, our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period.

We may be adversely affected by the financial health of our customers

We extend credit to our customers, generally without requiring collateral, based on the assessment of a customer’s financial circumstances. To assist in the scheduling of production and the shipping of seasonal products, we offer customers the ability to place orders four to six months ahead of delivery. These advance orders may be cancelled and the risk of cancellation may increase when dealing with financially challenged customers struggling with economic uncertainty. In the past, some customers have experienced financial difficulties which in turn have had an adverse effect on our business. From time to time, customers will be more cautious than usual with orders as a result of weakness in the retail economy. A slowing economy in our key markets could have an adverse effect on the financial health of our customers which could in turn have an adverse effect on our results of operations and financial condition.

Government regulatory actions could disrupt our marketing efforts and product sales

Various international and U.S. federal, state and local government authorities, including the Federal Trade Commission, Environmental Protection Agency, and the Consumer Product Safety Commission, regulate our marketing efforts and manufacturing of products. Our sales and profitability could be significantly harmed if any of these authorities commence a regulatory enforcement action that interrupts our marketing or manufacturing efforts, results in a product recall or negative publicity, or requires changes in product design.

We are subject to periodic litigation, product liability risk, warranty claims and other regulatory proceedings which could result in unexpected expense of time and resources

From time to time, we may be a defendant in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management’s attention from our operations and may result in substantial legal costs.

We also may not be able to successfully acquire intellectual property rights, protect existing rights, or potentially prevent others from claiming that we have violated their proprietary rights when we launch new products. We could incur substantial costs in defending against such claims even if they are without basis, and we could become subject to judgments requiring us to pay substantial damages.

Many of our products carry limited warranties for defects in quality and workmanship. We may experience significant expense as the result of product recalls or product liability claims which may have a material adverse effect on our business. We maintain a warranty reserve for future warranty claims but the actual costs of servicing future warranty claims may exceed the reserve and have a material adverse effect on our results of operations and financial condition.

In order to be successful, we must attract, retain and motivate key employees, and failure to do so may have an adverse impact on our business

Our future success depends on our ability to attract and retain key executives, managers, product development engineers, sales personnel, and others. We face intense competition for such individuals worldwide. Not being able to attract or retain these employees may have a material adverse effect on our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following is a summary of principal properties owned or leased by the Company.

Reportable Segment	Location	Primary Function(s)	Owned or Leased
Fitness Equipment	Washington	World headquarters, call center, retail store, and warehouse	Leased
	Oregon	Warehouse and distribution	Leased
	Virginia	Warehouse and distribution	Owned
	Virginia	Commercial equipment manufacturing	Owned
	Virginia	Engineering, prototyping, customer service, and administrative	Owned
	Virginia	Showroom	Owned
	Virginia	Commercial equipment sales and warehouse	Owned
	Virginia	Two warehouse and distribution facilities	Owned
	Illinois	Warehouse and distribution	Leased
	Colorado	Administrative, warehouse, production, testing, engineering and distribution	Owned
	Oklahoma	Manufacturing	Leased
	Oklahoma	Three distribution facilities	Leased
	Canada	Call center, distribution, administration, warehouse, and showroom	Leased

International Equipment	Switzerland	Administrative	Leased
	Switzerland	Warehouse and distribution	Leased
	Germany	Administrative, showroom, and warehouse	Leased
	United Kingdom	Administrative, showroom, and warehouse	Leased
	Italy	Administrative	Leased
	Australia	Administrative, call center, showroom sales, and warehouse	Leased
	China	Administrative	Leased
	China	Research and development	Leased

Fitness Apparel	California	Four retail stores	Leased
	Colorado	Apparel headquarters and warehouse	Leased
	Colorado	Retail store	Leased
	Georgia	Retail store	Leased
	Germany	European headquarters and warehouse	Leased
	New Hampshire	Retail store	Leased
	Illinois	Retail store	Leased
	Oregon	Retail store	Leased
	Utah	Retail store	Leased

In general, our properties are well maintained, adequate and suitable for their purposes, and we believe these properties will meet our operational needs for the foreseeable future. If we require additional warehouse or office space, we believe we will be able to obtain such space on commercially reasonable terms.

Item 3. Legal Proceedings

For a description of the legal proceedings that affect us, refer to Note 14 to the consolidated financial statements located at Item 8 of this Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is listed on the New York Stock Exchange (the “NYSE”) and trades under the symbol “NLS.” As of February 28, 2007, 31,521,611 shares of our common stock were issued and outstanding and the approximate number of beneficial shareholders and the number of shareholders of record was 76 and 7,000, respectively.

The following table summarizes the high and low closing prices and dividends paid for each period indicated:

	High	Low	Dividends Paid
2006:
Quarter 1	$19.70	$13.91	$0.10
Quarter 2	18.49	14.92	0.10
Quarter 3	15.66	11.49	0.10
Quarter 4	16.10	13.65	0.10

2005:
Quarter 1	$24.59	$20.25	$0.10
Quarter 2	28.95	22.68	0.10
Quarter 3	29.65	22.07	0.10
Quarter 4	22.15	16.83	0.10

The total amount of dividends paid in 2006 and 2005 were $12.9 million and $13.4 million, respectively or $0.40 per common share. Payment of any future dividends is at the discretion of our Board of Directors, which considers various factors such as our financial condition, operating results, current and anticipated cash needs and future expansion plans.

Equity Compensation Plans

The following table provides information about the Company’s equity compensation plans as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,742,075	$16.46	3,542,819	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	2,742,075	$16.46	3,542,819

(1)	48,900 performance units were granted in 2006, which reduce the remaining number of securities available for future issuance by 97,800 shares.

For further information regarding the Company’s equity compensation plans, refer to Note 9 to the consolidated financial statements located at Item 8 of this Form 10-K.

Stock Performance Graph

Below is a line graph and table comparing the cumulative total shareholder return of our common stock with the cumulative total return of the NYSE Composite Index, NASDAQ, and the S&P SmallCap 600 Index for the period commencing on May 5, 1999 (the date of our initial public offering (“IPO”)) and ending on December 31, 2006. The S&P 600 Small Cap Index was chosen because we do not believe we can reasonably identify an industry index or specific peer issuer that would offer a meaningful comparison. The S&P SmallCap 600 Index represents a broad-based index of companies with similar market capitalization. Our common stock was added to the S&P SmallCap 600 on March 19, 2003.

The graph assumes that $100 was invested in our common stock and each index in December 2001. The comparisons in the table below are not intended to forecast or be indicative of future performance of our common stock.

Item 6. Selected Financial Data

The selected consolidated financial data presented below is for, and as of the end of, each of the years in the five-year period ended December 31, has been derived from the audited consolidated financial statements. This data should be read in conjunction with our financial statements and notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. Comparability of financial results is affected by the acquisition of StairMaster in February 2002 and Pearl Izumi in July 2005.

(In thousands except per share amounts)	2006	2005	2004	2003	2002
Net sales	$680,295	$631,310	$523,837	$498,836	$584,650
Gross profit	298,602	278,814	244,794	251,816	337,052
Operating income	41,079	33,804	44,462	51,816	151,184
Net income	$29,100	$23,000	$29,985	$34,402	$97,887
Earnings per share:
Basic	$0.90	$0.69	$0.92	$1.06	$2.84
Diluted	$0.90	$0.68	$0.90	$1.04	$2.79
Cash dividends declared and paid per share	$0.40	$0.40	$0.40	$0.40	$—
Cash, cash equivalents, and short-term investments	$4,262	$7,984	$104,585	$72,634	$49,297
Working capital	103,403	106,971	169,549	138,711	109,023
Total assets	424,942	413,286	359,641	311,935	276,653
Long-term debt	4,158	5,610	200	—	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Management’s Discussion and Analysis of Financial Condition and Results of Operation (the “MD&A”) should be read in conjunction with our consolidated financial statements and related notes located at Item 8 of this Form 10-K. We believe that period-to-period comparisons of our operating results are not necessarily indicative of future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies that operate in evolving markets. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. For more information, see our discussion of Risk Factors located at Part I, Item IA of this Form 10-K.

EXECUTIVE OVERVIEW

In 2006, we continued to focus on repositioning our Company for sustainable and profitable long-term growth by following our FIT #1 business principles: Financial rigor, Innovation, Trust, and being #1 in the categories in which we compete. We believe those principles helped us to establish ourselves across multiple channels of distribution, be an industry leader in innovation, and provide a strong and improving manufacturing and supply chain base. This serves as our foundation for achieving sustainable revenue and earnings growth into the future.

With the acquisition of the Universal brand and the purchase of a cardiovascular fitness equipment intellectual property (“IP”) portfolio earlier in the year, we believe we now have the five leading fitness brands that are segmented across multiple channels of distribution and an ever stronger IP portfolio. As the result of our initiatives, we will continue to offer a complete range of high-quality fitness products in virtually every business channel where a consumer shops or exercises, and continue to focus on our future with significant investment in the introduction of new innovative high-quality products.

For the year, we delivered net sales of $680.3 million, an increase of 7.8% from 2005 and the highest in our Company’s history. Our gross profit margin decreased slightly to 43.9%, primarily a result of a continued shift in our sales product mix both between and within product categories and among our selling channels. Our operating income improved by 21.5% as a result of operational improvements that were put in place during the year. As a result of the increase in net sales and the improvement in operating margins we were able to deliver a 32.4% increase in earnings to 90 cents per diluted share. During the year we recorded a $3.8 million reduction of our tax contingency reserves along with $2.5 million of share-based compensation expense resulting from the adoption of SFAS 123(R); we had no similar items last year. In addition, we increased our net cash provided by operating activities by $43.5 million and continued to provide return on investment to shareholders through the payment of dividends of 40 cents per share while repurchasing 1.3 million shares of our common stock.

RESULTS OF OPERATIONS

The following table sets forth selected financial information derived from our consolidated financial statements. The discussion that follows the table should be read in conjunction with the consolidated financial statements

	Years Ended December 31,
(In thousands)	2006	% of 2006 net sales	2005	% of 2005 net sales	2004	% of 2004 net sales
Net sales	$680,295	100.0%	$631,310	100.0%	$523,837	100.0%
Cost of sales	381,693	56.1%	352,496	55.8%	279,043	53.3%

Gross profit	298,602	43.9%	278,814	44.2%	244,794	46.7%
Operating expenses:
Selling and marketing	186,617	27.4%	179,656	28.5%	156,577	29.9%
General and administrative	54,120	8.0%	48,826	7.7%	31,033	5.9%
Research and development	11,179	1.6%	11,160	1.8%	6,754	1.3%
Royalties	5,607	0.8%	5,368	0.9%	5,968	1.1%

Total operating expenses	257,523	37.8%	245,010	38.9%	200,332	38.2%

Operating income	41,079	6.1%	33,804	5.3%	44,462	8.5%
Other Income (Expense):
Interest income (expense), net	(2,015)	(0.3%)	1,179	0.2%	1,357	0.3%
Other income (expense), net	1,605	0.2%	310	0.0%	(172)	0.0%

Total other income (expense)	(410)	(0.1%)	1,489	0.2%	1,185	0.3%

Income before income taxes	40,669	6.0%	35,293	5.5%	45,647	8.8%
Income tax expense	11,569	1.7%	12,293	1.9%	15,662	3.0%

Net income	$29,100	4.3%	$23,000	3.6%	$29,985	5.8%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

Consolidated Net Sales

Consolidated net sales were $680.3 million in 2006 compared to $631.3 million in 2005, an increase of $49.0 million or 7.8%. The increase is primarily attributed to the acquisition of Pearl Izumi in July of 2005, which contributed approximately $39.0 million of incremental net sales along with an increase in sales from our International Equipment Business of approximately $10.8 million.

Fitness Equipment Business – The fitness equipment business designs, produces, sells and markets fitness products sold under the Nautilus, Bowflex, Schwinn Fitness, and StairMaster brand names. Depending on the brand, our fitness equipment is sold and marketed through the direct, commercial, and retail channels of distribution located in the Americas, which includes the U.S., Canada, Mexico and South America. Net sales for the fitness equipment business were flat at $553.4 million as compared to $554.2 million last year. Specific channel net sales information is detailed below:

•

In the direct channel, net sales declined 3.7% to $283.1 million compared to $293.9 million last year. Sales in the direct channel consist of our Bowflex branded products and primarily include our rod-based home gyms, TreadClimber products, SelectTech dumbbells, and the Bowflex Revolution.

The decrease in net sales is due to a combination of reduced advertising earlier in the year as a result of increased competition for media space and lower conversion rates as consumer confidence was negatively affected by higher interest rates and increasing fuel prices resulting in an overall decrease in sales of our rod-based home gyms. This decrease was slightly offset by an increase in sales volume for our Bowflex TreadClimbers and the Bowflex Revolution, our latest generation of Bowflex home gyms.

•

In the commercial channel, net sales remained unchanged at $73.0 million in 2006 compared to $72.9 million last year. During the year we made a decision to renegotiate terms and discounts with our commercial dealers in order to increase overall profitability within the channel. As a result of these negotiations we realized a slight reduction in commercial dealer sales volumes. This decrease was offset by realizing a full year of sales from the Nautilus Commercial grade TreadClimber, various new product introductions during the last half of 2006, and a four percent price increase that was issued on a variety of products mid year.

•

In the retail channel, net sales increased 4.6% to $196.1 million as compared to $187.4 million last year. Growth in the channel is mainly due to an increase in sales volume through our existing retail partners which resulted in additional sales for our Bowflex rod-based home gyms, SelectTech dumbbells, and launching the Bowflex Blaze home gym in the third quarter of 2006. Contributing further to the growth was the realization of a full year of sales from products introduced later in 2005 for our Schwinn Fitness line of cardio equipment. The overall increase was offset by a decrease in sales of our Bowflex TreadClimbers, Nautilus strength products, and the discontinued Trimline cardio products. During the year, we also revised our supply chain strategy to increase the number of shipments to our retail customers directly from our Asian manufacturing partners. While this contributed to a reduction in net sales during the year, our profitability increased due to decreased distribution, freight and the U.S. customs related costs. The channel also realized a slight decrease from the negative effect of poor sell-through in the last quarter of 2006 in our specialty retail customer base that resulted primarily from an increasingly competitive market for specialty products and an increasingly challenging specialty retail environment.

International Equipment Business—The international equipment business sells and markets fitness products sold under the Nautilus, Bowflex, Schwinn Fitness, and StairMaster, brand names through the direct, commercial, and retail channels of distribution located outside of the Americas. Net sales for the international business improved 20.3% to $63.9 million as compared to $53.1 million last year. The increase in net sales is a result of the growth of sales to the international distributor network which contributed approximately $5.6 million, and additional sales in China and the western European countries where we have offices of $1.9 million and $2.1 million, respectively.

Fitness Apparel Business – The fitness apparel business is responsible for the design, production, selling and marketing of branded apparel and footwear products sold under the Pearl Izumi, Nautilus and Schwinn Fitness brands. These products are primarily sold through four distinct sales channels that include wholesale direct, internet direct, retail stores leased by the Company and international distributors. Net sales for the Fitness Apparel Business improved 162.2% to $63.0 million as compared to a reported $24.0 million last year. The fitness apparel business was created in July of 2005 from the Company’s acquisition of Pearl Izumi. From a comparability perspective, net sales of $29.7 million for the six months ended December 31, 2006 would be compared to $24.0 million in the same period of 2005, an increase of $5.8 million or 24.2%. This increase is attributed to strong sales of the core Pearl Izumi cycling and running products with domestic net sales increasing approximately $3.4 million, and international direct and distributor net sales contributing approximately $1.4 million and $1.0 million, respectively.

Consolidated Gross Profit

As a result of our increased sales, and the full integration of Pearl Izumi, our total gross profit increased by 7.1% to $298.6 million as compared to $278.8 million last year. As a percentage of consolidated net sales our gross profit margin decreased to 43.9% as compared to 44.2% last year. The decrease is a result of the continued

shift in our sales product mix both between and within product categories and among our selling channels. This was partially offset by a reduction in our warranty costs due to an overall improvement in quality of our products and through a recovery of a portion of such costs from our suppliers. In addition, as a result of improving our operating efficiencies and sustained engineering efforts we have continued to focus on reducing the cost of our sourced products from our Asian manufacturers.

Fitness Equipment Business – Gross profit for our fitness equipment business improved slightly to $254.8 million as compared to $254.0 million last year. As a percentage of net sales, the gross profit margin improved slightly to 46.0% in 2006 compared to 45.8% last year. Factors affecting gross profit included a reduction of our warranty costs due to an overall improvement in quality, and through the recovery of a portion of warranty costs from our Asian manufacturers. In addition, we realized reductions of the actual cost of our sourced products through various sustained engineering efforts and continued vendor contract negotiations as we seek strong partnerships with fewer vendors. These cost savings were offset by an increase in freight costs and changes in both the sales channel and product sales mix within the product categories.

International Equipment Business – Gross profit for our international equipment business was $16.5 million in 2006 compared to $13.8 million in 2005, an increase of $2.7 million or 19.6%. As a percentage of net sales, the gross profit margin remained unchanged at 25.9% in 2006 compared to that in 2005. The increased gross profit was attributed to efficiency gains in service and logistics performance along with an overall increase in sales volume. The increase was offset by downward pressure on selling prices exerted by strong competition, increased freight costs, and unfavorable sales mix resulting in increased sales volumes from the lower margin retail sales channel.

Fitness Apparel Business – Gross profit for the Fitness Apparel Business improved by 147.7% to $27.3 million as compared to $11.0 million last year. However, as noted above, Pearl Izumi was acquired in July 2005 and the comparable gross profit for the six months ended December 31, 2006 was $12.8 million as compared to $11.0 million during the same period of 2005, an increase of $1.9 million or 16.3%. As a percentage of net sales, the gross profit margin for this time period decreased to 43.4% in 2006 compared to 45.9% last year. The decrease in the profit margin is mainly due to the sales mix of products offered and a larger portion of sales coming from the international direct and distributor markets which have historically lower profit margins.

Consolidated Operating Expenses

Selling and Marketing – Selling and marketing (“S&M”) expenses increased by 3.9% to $186.6 as compared to $179.7 million last year. As a percentage of consolidated net sales our S&M expenses decreased to 27.4% in 2006 compared to 28.5% last year. The increase in total S&M expenses is primarily due to inclusion of operating results related to the acquisition of Pearl Izumi last year resulting in additional expense of $4.5 million, an increase in consumer financing fees due to stronger financing utilization by our direct channel consumers, an increase in direct marketing costs and additional share-based compensation expense of approximately $0.4 million as a result of adoption of SFAS 123(R), with the remainder resulting from an increase in commission costs of approximately $1.8 million due to overall increased sales volume.

General and Administrative – General and administrative (“G&A”) expenses increased by 10.8% to $54.1 million as compared to $48.8 million last year. As a percentage of consolidated net sales our G&A expenses were 8.0% in 2006 compared to 7.7% last year. The increase is mainly due to inclusion of G&A expenses of our acquired businesses in 2005 of approximately $4.3 million, a full year of depreciation and rent expense of approximately $2.2 million for our new corporate headquarters which we occupied late in the third quarter of 2005, and $1.8 million of share-based compensation expense resulting from the adoption of SFAS 123(R), offset by a decrease of $1.8 million in legal costs.

Research and Development – Research and development (“R&D”) expenses remained unchanged at $11.2 million.

Royalties – Royalty expense increased 4.5% to $5.6 million as compared to $5.4 million last year. We have several agreements under which we are obligated to pay royalty fees on certain product sales. The increase in our royalty expense is primarily a result of an increase in sales volumes related to our Bowflex Revolution and TreadClimber, partially offset by the purchase of the Rodgers patent portfolio whereby certain product sales no longer have associated royalties applicable to those patents.

Consolidated Other Income (Expense), net

Net interest expense increased to $2.0 million in 2006 compared to net interest income of $1.2 million in 2005. The increase in expense is due to the increase in the average balance of our short-term borrowings that were outstanding during 2006 as compared to the Company being in a cash investment position during most of last year.

Net other income increased to $1.6 million in 2006 from $0.3 million in 2005 primarily due to foreign currency gains realized by the Company in 2006.

Consolidated Income Tax Expense

The provision for income tax expense decreased by 5.9% to $11.6 million as compared to $12.3 million last year. Our effective tax rate in 2006 was 28.5% compared to 34.8% in 2005. The decrease in the effective tax rate is primarily due to a $3.8 million reduction of our tax contingency reserves resulting from our determination that certain statutory periods for the assessment of additional state income tax are now closed.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

Consolidated Net Sales

Consolidated net sales were $631.3 million for 2005 compared to $523.8 million for 2004, an increase of $107.5 million or 20.5%. The acquisitions of Pearl Izumi and Belko Canada, our Canadian distributor, in 2005 represented $45.6 million of this increase in net sales.

Fitness Equipment Business – Net sales from the fitness equipment business were $554.2 million for 2005 compared to $479.9 million in 2004. Specific channel net sales information is detailed below:

•

In our direct channel, net sales improved by 10.3% to $293.9 million in 2005 compared to $266.5 million in 2004. The increase in direct channel sales was due to increased sales volumes of Bowflex home gyms, TreadClimber products and SelectTech dumbbells. In addition, net sales increased approximately $12.4 million as the result of a price increase in certain TreadClimber and Bowflex home gym products that took place during 2005.

•

In our commercial channel, net sales improved 8.2% to $72.9 million in 2005 compared to $67.4 million in 2004. The increase is primarily attributed to the introduction of the commercial grade TreadClimber during the second quarter of 2005, in addition to continued sales of the Nautilus Commercial Series treadmills that started shipping during the first quarter of 2005.

•

In our retail channel, net sales improved by 33.3% to $187.4 million in 2005 compared to $140.6 million in 2004. The increase in net sales is due primarily to increased unit sales from new products introduced into the specialty channel during 2005, specifically the Bowflex SelectTech, TreadClimber and home-gym products along with new products being introduced into the retail channel, specifically SelectTech, TreadClimber and new Bowflex home-gym products. The increase was also due to gaining additional retail customers as well as expanding the number of products offered at existing customer locations.

International Equipment Business – Net sales from the international equipment business were $53.1 million in 2005 compared to $43.9 million in 2004, an increase of $9.2 million or 20.9%. The increase in net sales was attributed to continued formation of new commercial and retail relationships in Australia, Germany, New Zealand, and the United Kingdom.

Fitness Apparel Business – Since the acquisition of Pearl Izumi in July 2005, net sales from the fitness apparel business totaled $24.0 million for 2005.

Consolidated Gross Profit

As a result of our increased sales, and the full integration of Pearl Izumi and Belko Canada, our total gross profit increased by 13.9% to $278.8 million in 2005 as compared to $244.8 million in 2004. The acquisitions of Pearl Izumi and Belko Canada in 2005 represented $22.3 million of this increase in gross profit. Our overall gross profit margin decreased to 44.2% in 2005, compared to 46.7% in 2004.

Fitness Equipment Business – The fitness equipment business gross profit was $254.0 million in 2005 compared to $229.9 million in 2004, an increase of $24.1 million or 10.5%. The gross profit margin for the fitness equipment business was 45.8% in 2005 compared to 47.9% in 2004. The decrease in gross margin was attributed to a combination of drivers that include shift in product sales mix; inventory, warranty and factory-related costs and adjustments; higher transportation costs; and additional costs incurred to introduce and support several new product launches. This decline in 2005 gross margin as compared to 2004 was partially offset by the absence of additional warranty and product safety reinforcement related costs associated with doubling of the Bowflex Power Pro warranty and greater than anticipated customer response for the Bowflex Power Pro reinforcement kit during the first half of 2004.

International Equipment Business – The international equipment business gross profit was $13.8 million in 2005 compared to $14.9 million in 2004, a decrease of $1.1 million or 7.4%. The gross profit margin for the international equipment business was 25.9% in 2005 compared to 33.8% in 2004. The decrease in gross margin was attributed to a combination of drivers that include growth in lower margin retail channel sales, increases in whole goods purchase prices and a new, more expensive logistics provider in the Netherlands.

Fitness Apparel Business – The fitness apparel business’ gross profit in 2005 was $11.0 million, with a gross profit margin of 45.9%.

Consolidated Operating Expenses

Selling and Marketing – Selling and marketing expense was $179.7 million in 2005 compared to $156.6 million in 2004, an increase of $23.1 million or 14.7%. The acquisitions of Pearl Izumi and Belko Canada in 2005 represented $4.3 million of the increase in selling and marketing expenses. As a percentage of net sales, selling and marketing expense was 28.5% in 2005 compared to 29.9% in 2004. For the fitness equipment business, selling and marketing expenses as a percentage of sales were 28.8% in 2005 compared to 29.9% in 2004. The decrease in fitness equipment business selling and marketing expense as a percentage of net sales was primarily due to efficiencies gained in the Company’s direct marketing efforts. Specifically, advertising expense as a percentage of direct channel sales decreased by approximately 4.1 percentage points. These gains were partially offset by the fees of an outside ad agency and ongoing market research projects designed to continue improving the effectiveness of the overall marketing program. Similar ad agency and market research expenses were not incurred during the majority of 2004.

General and Administrative – General and administrative expenses were $48.8 million for 2005 compared to $31.0 million for 2004, an increase of $17.8 million or 57.3%. As a percentage of net sales, general and administrative expenses increased to 7.7% in 2005 as compared to 5.9% in 2004. The acquisitions of Pearl Izumi and the Canadian distributor in 2005 represented $4.2 million of the increase in general and administrative expenses. Besides the increase associated with these acquisitions, general and administrative expenses increased primarily due to increased legal fees of approximately $5.7 million mostly related to litigation with ICON Health & Fitness, Inc. Consistent with our consumer-based business strategy to drive growth while investing in our future, general and administrative costs also increased approximately $8.3 million due to expenses associated with consolidating information systems. The primary drivers of the information systems costs were increased consulting fees, software license fees and wages. Additionally, we recorded charges in 2005 and 2004, respectively, consisting of the payment of a civil penalty in the amount of $1.0 million to the Consumer Product Safety Commission and a $1.8 million pretax gain on the sale of land that reduced 2004 expense.

Research and Development – Research and development increased $4.4 million to $11.2 million in 2005 from $6.8 million in 2004, an increase of 65.2%. The acquisition of Pearl Izumi in 2005 represented $1.1 million of the increase in research and development expenses. Besides the increase associated with this acquisition, research and development expenses increased primarily due to higher staffing levels and prototype costs incurred to support the innovation component of our consumer driven business strategy.

Royalties – Royalty expense decreased 10.1% to $5.4 million in 2005 as compared to $6.0 million in 2004. Our direct, commercial and retail channels have several agreements under which we are obligated to pay royalty fees on certain products. The decrease in our royalty expense was primarily attributable to the April 2004 expiration of a royalty agreement related to the Bowflex patents. This decrease in Bowflex related royalties was partially offset by royalty expense associated with our TreadClimber and elliptical product sales. We are obligated to pay royalties, at the rate of 3.0% of TreadClimber sales, to the inventor of the main patent on the TreadClimber until this patent expires on December 13, 2013.

Consolidated Income Tax Expense

The provision for income tax expense was $12.3 million in 2005 compared to $15.7 million in 2004, a decrease of $3.4 million or 21.7%. The decrease was primarily due to fluctuations in income before income taxes. The effective income tax rate increased from 34.3% in 2004 to 34.8% in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our operating, investing, and financing activities resulted in cash and cash equivalents of $4.3 million as of December 31, 2006. Net cash generated by operating activities in 2006 was $33.8 million compared to $9.6 used in operating activities in 2005. The increase in operating cash flows is due to growth in net income, non-cash share-based expense of $2.5 million resulting from the adoption of SFAS 123(R), and non-cash foreign currency gain of $1.4 million from transactions with our international subsidiaries. Further contributing to the increased operating cash flows is the decrease in inventories of $21.1 million due to improved inventory management. Offsetting this increase in cash flows are increases in trade receivables and prepaid expenses and other current assets of $24.6 million and $12.1 million, respectively. The increase in trade receivables reflects the ongoing growth in sales channels that require longer payment terms. The increase in prepaid expenses and other current assets is primarily due to $1.1 million in receipts for licensee revenues, $4.9 million receivables for vendor discounts, $1.1 million in receivables for manufacturer paid warranty costs, and an increase of $1.6 million and $2.3 million in prepaid advertising costs and prepaid inventories, respectively, in comparison to those in fiscal 2005.

Working capital was $103.4 million at December 31, 2006 compared to $107.0 million at December 31, 2005. The decrease in working capital is primarily due to the investing and financing activities described below.

Net cash used by investing activities was $15.1 million in 2006 compared with $17.6 million in 2005. In 2006, we strengthened our brand portfolio by purchasing the Universal brand for approximately $2.3 million. We also purchased the Rodgers IP portfolio for $5.8 million for which we had previously paid royalties, and made a $2.0 million deposit for a potential acquisition of the assets of Land America, our Asian contract manufacturer. Capital expenditures were $11.1 million in 2006 compared to $31.8 million in 2005. Capital expenditures consisted of manufacturing equipment, website development costs to support our innovative product offerings, and computer equipment to maintain and expand current information systems for future growth. In 2006, we also collected $7.1 million from the sales of our former headquarters building located in Vancouver, Washington and the distribution center located in Tyler, Texas.

Net cash used in financing activities was $23.5 million in 2006. The increase is due to stock repurchases of $16.7 million, additional $1.5 million paid on long-term debt assumed by us as the result of the Belko Canada acquisition in 2005, lower net short-term borrowings in comparison to 2005, and lower proceeds from stock option exercises.

We believe our existing cash and cash equivalents, cash generated from operations, and borrowings available under our credit facilities will be sufficient to meet our capital requirements in the foreseeable future.

The following table presents our estimated contractual obligations:

(In Thousands)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$4,417	259	743	836	2,579
Operating lease obligations	30,612	6,023	9,490	7,871	7,228
Purchase obligations(2)	69,622	68,405	1,217	—	—

Total	$104,651	$74,687	$11,450	$8,707	$9,807

(1)	Net of imputed interest.
(2)	Given that the majority of our inventory is sourced from Asia, we have long lead times for inventory purchases and therefore need to secure factory capacity from our vendors in advance. As the result, approximately $66.9 million of the $69.6 million in purchase obligations is for inventory purchases. This inventory is predominately related to sales anticipated in the first half of 2007.

OFF-BALANCE SHEET ARRANGEMENTS

As described in Note 1 to the consolidated financial statements located at Item 8 of this Form 10-K, from time to time, we arrange for leases or other financing sources with third parties to enable certain of our commercial customers to purchase our commercial products. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At December 31, 2006 and December 31, 2005, the maximum contingent liability under all recourse provisions was approximately $1.6 million and $4.1 million, respectively.

In addition, we have an agreement with a financing company to provide second tier financing for our consumers. Refer to Notes 1 and 14 to the consolidated financial statements for further discussion of the accounting treatment for these arrangements and the related disclosures, respectively.

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

During both 2006 and 2005, we experienced increases in transportation costs due to increases in the price for fuel. As the result, we implemented a four percent price increase passing some of these cost increases to the end-consumer. To the extent these costs continue to increase and we are unable to pass these costs to the customer, our gross margins may continue to be negatively impacted.

SEASONALITY

In general, based on historic trends, we expect our sales from fitness equipment products both in the U.S. and internationally to vary seasonally with sales typically the strongest in the fourth quarter, followed by the first and third quarters, and the weakest in the second quarter. Our analysis shows that such factors as the broadcast of national network season finales and seasonal weather patterns influence television viewership and cause our television commercials on national cable television to be less effective in the second quarter than in other periods of the year. In addition, during the spring and summer consumers tend to do more activities outside including exercise, which impacts sales of fitness equipment used indoors. Sales from our fitness apparel products are strongest in the first and third quarters and weakest during the fourth quarter. We expect the fluctuation in our consolidated net sales between our highest and lowest quarters to be approximately 40%.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. As described by the SEC, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of the company. Based on this definition, we believe the items listed below are our critical accounting estimates and assumptions.

Management and our independent auditors regularly discuss with our audit committee each of our critical accounting estimates and assumptions, as well as critical accounting policies presented in Note 1 to the consolidated financial statements located at Item 8 of this Form 10-K, and the development and selection of these accounting estimates and the disclosure about each estimate in the MD&A. These discussions typically occur at our quarterly audit committee meetings and include the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation.

Product Warranty

We provide a limited warranty for the replacement of defective products. Our standard warranties require us to repair or replace defective products at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, along with the historical and anticipated cost to repair, replace or refund the original sale. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Stock Compensation

We account for employee share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment. The fair value of each equity award as well as determination of probability when performance targets for awards subject to performance conditions are expected to be met require extensive use of judgment. Application of alternative assumptions could produce significantly different amounts of compensation cost recognized in the consolidated statements of income.

Litigation and Loss Contingencies

From time to time, we may be involved in various claims, lawsuits and other proceedings. Such litigation involves uncertainty as to possible losses we may ultimately realize when one or more future events occur or fail to occur. We record any such possible losses in accordance with U.S. GAAP. The Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsel, the outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative developments, and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly. A significant change in our estimates, or a result that materially differs from our estimates, may have a significant impact on our financial position, results of operations and cash flows.

Goodwill and Intangible Assets Valuation

We evaluate our intangible assets and goodwill for potential impairment annually or when events or circumstances indicate the carrying value may be impaired. Our judgments regarding the existence of impairment are based on anticipated cash flows, market conditions, regulatory and other factors. Future events could cause us to conclude that goodwill or other intangible assets are impaired. Any resulting impairment loss may reduce our net worth and have a material adverse effect on our financial condition and results of operations. As of December 31, 2006, goodwill and intangible assets represented 27.0% of our total assets.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, refer to Note 1 to the consolidated financial statements located at Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We hold our cash and cash equivalents primarily in bank deposits and in liquid debt instruments with maturity dates of less than one year. We are subject to concentration of credit risk as bank deposits may exceed federally insured limits.

Foreign Exchange Risk

We are exposed to foreign exchange risk from currency fluctuations, mainly in Canada and Europe, due to sourcing of our products in the U.S. dollars and selling them primarily in Canadian dollars, Swiss Francs, and Euros. Given the relative size of our current foreign operations, the exposure to the exchange risk could have a material impact on the results of operations. Management estimates the maximum impact on stockholders’ equity of a ten percent change in any applicable foreign currency to be approximately $1.3 million.

Interest Rate Risk

Fluctuations in the general level of interest rates on our current variable rate credit agreements expose us to market risk. As of December 31, 2006, our outstanding borrowings under the credit facilities were $47.5 million and represented 28.2% of our total liabilities. Due to the short-term nature of these borrowings, management believes that any reasonably possible near-term changes in related interest rates would not have a material impact on the Company’s financial position, results of operations, or cash flows.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Nautilus, Inc.

Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Nautilus, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nautilus, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Portland, Oregon

March 15, 2007

NAUTILUS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(In Thousands)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,262	$7,984
Trade receivables, net	137,714	116,908
Inventories	75,832	96,084
Prepaid expenses and other current assets	23,093	8,369
Short-term note receivable	2,461	2,496
Assets held for sale	1,677	6,115
Deferred tax assets	5,722	7,235

Total current assets	250,761	245,191
PROPERTY, PLANT AND EQUIPMENT, net	52,658	59,320

GOODWILL	65,037	64,404

INTANGIBLE AND OTHER ASSETS, net	56,486	44,371

TOTAL ASSETS	$424,942	$413,286

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$61,375	$61,132
Accrued liabilities	31,444	29,097
Short-term borrowings	47,500	40,147
Income taxes payable	4,551	3,810
Customer deposits	2,229	3,327
Current portion of long-term debt	259	707

Total current liabilities	147,358	138,220
LONG-TERM DEBT	4,158	5,610

NON-CURRENT DEFERRED TAX LIABILITIES	16,792	16,990

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY:
Common stock – no par value, 75,000 shares authorized, 31,482 and 32,780 shares issued and outstanding at December 31, 2006 and 2005, respectively	1,026	3,549
Unearned stock compensation	—	(1,947)
Retained earnings	251,418	248,123
Accumulated other comprehensive income	4,190	2,741

Total stockholders’ equity	256,634	252,466

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$424,942	$413,286

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In Thousands, Except Per Share Amounts)

	2006	2005	2004
NET SALES	$680,295	$631,310	$523,837

COST OF SALES	381,693	352,496	279,043

Gross profit	298,602	278,814	244,794
OPERATING EXPENSES:
Selling and marketing	186,617	179,656	156,577
General and administrative	54,120	48,826	31,033
Research and development	11,179	11,160	6,754
Royalties	5,607	5,368	5,968

Total operating expenses	257,523	245,010	200,332

OPERATING INCOME	41,079	33,804	44,462

OTHER INCOME (EXPENSE):
Interest income	732	1,592	1,357
Interest expense	(2,847)	(564)	—
Other income (expense), net	1,705	461	(172)

Total other income (expense), net	(410)	1,489	1,185

INCOME BEFORE INCOME TAXES	40,669	35,293	45,647

INCOME TAX EXPENSE	11,569	12,293	15,662

NET INCOME	$29,100	$23,000	$29,985

EARNINGS PER SHARE:
BASIC	$0.90	$0.69	$0.92
DILUTED	$0.90	$0.68	$0.90
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	32,300	33,303	32,757
DILUTED	32,457	33,857	33,394

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In Thousands)

	Common Stock		Unearned Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
BALANCES at JANUARY 1, 2004	32,605	$2,828	$(1,544)	$221,580	$3,264	$226,128
Net income	—	—	—	29,985	—	29,985
Foreign currency translation adjustment	—	—	—	—	820	820

Comprehensive income						30,805
Dividends paid	—	—	—	(13,091)	—	(13,091)
Amortization of unearned stock compensation	—	—	340	—	—	340
Options exercised	543	6,569	—	—	—	6,569
Tax benefit of exercise of nonqualified options	—	1,285	—	—	—	1,285

BALANCES at DECEMBER 31, 2004	33,148	10,682	(1,204)	238,474	4,084	252,036
Net income	—	—	—	23,000	—	23,000
Foreign currency translation adjustment	—	—	—	—	(1,343)	(1,343)

Comprehensive income						21,657
Dividends paid	—	—	—	(13,351)	—	(13,351)
Unearned stock compensation	—	1,106	(1,106)	—	—	—
Amortization of unearned stock compensation	—	—	363	—	—	363
Options exercised	463	5,609	—	—	—	5,609
Stock repurchased	(831)	(15,636)	—	—	—	(15,636)
Tax benefit of exercise of nonqualified options	—	1,788	—	—	—	1,788

BALANCES at DECEMBER 31, 2005	32,780	3,549	(1,947)	248,123	2,741	252,466
Net income	—	—	—	29,100	—	29,100
Foreign currency translation adjustment	—	—	—	—	1,449	1,449

Comprehensive income						30,549
Dividends paid	—	—	—	(12,913)	—	(12,913)
Stock repurchased	(1,344)	(3,761)	—	(12,892)	—	(16,653)
Cumulative change from adoption of accounting policy		(1,947)	1,947	—	—	—
Share-based compensation	—	2,534	—	—	—	2,534
Options exercised	46	603	—	—	—	603
Tax benefit of exercise of nonqualified options	—	48	—	—	—	48

BALANCES at DECEMBER 31, 2006	31,482	$1,026	$—	$251,418	$4,190	$256,634

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In Thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,100	$23,000	$29,985
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,044	16,354	11,972
Amortization of unearned stock compensation	—	363	340
Share-based compensation	2,534	—	—
(Gain) loss on sale of property, plant and equipment	146	17	(1,214)
Tax benefit from exercise of nonqualified options	—	1,788	1,285
Excess tax benefit from exercise of employee stock options	(48)	—	—
Deferred income taxes	414	(437)	860
Foreign currency transaction gain	(1,420)	—	—
Decrease in allowance for notes receivable	—	—	(594)
Changes in assets and liabilities, net of the effect of acquisitions:
Trade receivables	(24,616)	(16,261)	(19,702)
Inventories	21,128	(33,342)	4,693
Prepaid expenses and other current assets	(12,054)	(1,564)	(1,036)
Trade payables	(101)	2,228	22,774
Accrued liabilities	2,042	2,315	(5,991)
Income taxes payable	795	(4,600)	2,261
Customer deposits	(1,158)	493	1,373

Net cash provided by (used in) operating activities	33,806	(9,646)	47,006

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,147)	(31,771)	(9,043)
Proceeds from sale of property, plant and equipment, and assets held for sale	7,143	2,972	641
Purchases of intangible assets	(8,455)	—	—
Net increase in other assets	(2,703)	(449)	(596)
Acquisitions, net of cash acquired	—	(73,689)	—
Purchases of short-term investments	—	(49,352)	(126,143)
Proceeds from maturities of short-term investments	—	134,671	92,106
Net increase in notes receivable	35	8	453

Net cash used in investing activities	(15,127)	(17,610)	(42,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid on common stock	(12,913)	(13,351)	(13,091)
Proceeds from exercise of stock options	603	5,609	6,569
Excess tax benefit from exercise of employee stock options	48	—	—
Stock repurchases	(16,653)	(15,636)	—
Net increase of short-term borrowings	7,353	40,147	—
Principal payments on long-term debt	(1,900)	(300)	—

Net cash provided by (used in) financing activities	(23,462)	16,469	(6,522)

Net effect of foreign currency exchange rate changes	1,061	(495)	12

(Continued)

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In Thousands)

	2006	2005	2004
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(3,722)	$(11,282)	$(2,086)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,984	19,266	21,352

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,262	$7,984	$19,266

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION -
Cash paid for income taxes	$10,594	$16,067	$10,831

Cash paid for interest	$2,128	$205	$—

SUPPLEMENTAL DISCLOSURE OF OTHER NONCASH INVESTING AND FINANCING ACTIVITY -
Other receivable issued as part of the sale of land	$—	$—	$2,331

Other long term liability issued in conjunction with the acquisition of certain intangible assets	$—	$—	$200

(Concluded)

See notes to consolidated financial statements.

NAUTILUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business – Nautilus, Inc. (“Nautilus” or the “Company”) is a leading designer, developer, manufacturer and marketer of branded fitness and apparel products sold under such well-known brand names as Nautilus, Bowflex, Schwinn Fitness, StairMaster, and Pearl Izumi. Nautilus was founded in 1986 and incorporated in the State of Washington in 1993. The Company’s headquarters is located in Vancouver, Washington.

The Company has grown through a combination of internal growth and a series of strategic acquisitions such as Nautilus International, Inc., the fitness division of Schwinn/GT Corp. and its affiliates, StairMaster Sports/Medical, Inc., and DashAmerica, Inc. d/b/a Pearl Izumi USA. As a result of these acquisitions, the Company expanded its portfolio of leading brands, product development capabilities, product lines, distribution channels, and the size of its customer base.

Basis of Presentation – The accompanying consolidated financial statements relate to Nautilus, Inc. and its wholly-owned subsidiaries as of December 31, 2006 and 2005, and for the twelve month periods ended December 31, 2006, 2005 and 2004. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid investments with maturities of three months or less at purchase to be cash equivalents. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any historical losses in such accounts.

Concentration of Credit Risk and Trade Receivables – Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company generally does not require collateral on its trade receivables. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company’s customer base. The Company maintains allowances for losses based on the historical experience, the age of outstanding receivables, existing economic conditions, and the expected collectibility of trade receivables. Creditworthiness of customers is periodically reviewed to help gauge collectibility. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful. For the years ended December 31, allowance for doubtful accounts receivable activity was as follows:

(In Thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions*	Balance at End of Period
Allowance for doubtful accounts:
2006	$4,085	$1,455	$(1,647)	$3,893
2005	3,252	1,874	(1,041)	4,085
2004	2,686	985	(419)	3,252

*	Deductions represent amounts written off against the allowance, net of recoveries.

Inventories – Inventories are stated at the lower of standard cost or market. Cost is determined using a first-in, first-out cost method. The Company evaluates the need for inventory valuation adjustments associated with obsolete, slow-moving and not saleable inventory by reviewing current transactions and forecasted product demand on a quarterly basis.

Property, Plant and Equipment – Property, plant and equipment are stated at cost. Improvements or betterments, not considered to be maintenance and repair which add new functionality or significantly extend the life of an asset, are capitalized and amortized over the lesser of the lease term or the estimated useful life of the improvement. Expenditures for maintenance, repair costs and minor renewals are charged to expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts in the year of disposal. Gains and losses resulting from disposals of property and equipment are recognized in the period in which the property and equipment is disposed. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter.

Goodwill and Intangible Assets – Goodwill and intangible assets primarily consist of license agreements, patents, trademarks and goodwill. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”). Intangible assets that are deemed to have finite lives are amortized using the straight-line method over their estimated useful lives.

Impairment of Long-lived and Intangible Assets – Long-lived and intangible assets that are determined to have finite lives are measured for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset to determine whether a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company then calculates the amount of impairment charge as the excess of the carrying value of the asset over the estimate of its fair value.

The Company tests goodwill and indefinite-lived intangible assets for impairment annually, typically in the fourth quarter of each year or when events or changes in circumstances indicate that the carrying amount of such assets may be impaired, using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any.

As the result of performing the tests for potential impairment, the Company determined that no impairment existed as of December 31, 2006 or 2005 and therefore, there were no write-downs to any of its goodwill, indefinite-lived intangible or other long-lived assets. Impairment charge, if any, would be classified, depending on the nature of the underlying assets, as a component of cost of sales or operating expenses.

Revenue Recognition – Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when products are shipped, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectibility is reasonably assured or probable, title and risk of loss have passed, and there are no significant remaining obligations. Title generally passes upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale. Revenue for commercial products is recognized upon final installation of commercial equipment if the Company is responsible for installation. Revenue is recognized net of applicable promotional discounts, rebates, and return allowances. Return allowances are estimated using historical experience. In accordance with Emerging Issues Task Force (“EITF”) Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer is presented in the Statements of Income on a net basis (excluded from revenues).

Product Warranty – The Company’s product warranty policy provides for coverage of defects in materials and workmanship and includes the cost to manufacture (raw materials, labor and overhead) or purchase warranty parts from suppliers as well as the cost to ship those parts to customers. The cost of labor to install a warranted part on commercial equipment is also included. The warranty reserve is based on the historical experience with each product and warranty expenses are charged to cost of sales when sales are recognized or as such estimates change, net of estimated cost recoveries from suppliers.

A warranty reserve is established for new products based on historical experience with similar products, adjusted for any technological advances in manufacturing or materials used. The warranty trends are evaluated periodically with respect to future claims volume and nature of likely claims. Any adjustments made to the warranty reserve are the result of judgment regarding the likely effect of the warranty trends on future claims.

For the years ended December 31, warranty reserve activity was as follows:

(In Thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions*	Balance at End of Period
Warranty reserves:
2006	$10,210	$11,175	$(11,578)	$9,807
2005	7,537	11,114	(8,441)	10,210
2004	7,348	7,362	(7,173)	7,537

*	Deductions represent warranty claims paid out in the form of service costs and/or product replacements. Beginning in 2006, the Company was able to offset its warranty costs by recovering a portion of such costs from its suppliers.

Advertising and Promotion – The Company expenses advertising costs as incurred, except for commercial advertising production costs which are expensed at the time the first commercial is shown on television. Advertising costs are included in selling and marketing expenses.

Total advertising and promotion expenses were $86.4 million, $79.3 million, and $82.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Advertising and promotion expenses recorded in prepaid expenses and other current assets totaled $5.1 million and $2.7 million at December 31, 2006 and 2005, respectively.

Shipping and Handling Costs – Shipping and handling fees billed to customers are recorded as revenue in accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Direct costs associated with shipping goods and inventory planning, receiving and handling costs to customers are recorded as a component of cost of sales.

Research and Development – Internal research and development costs, which primarily consist of payroll, payroll related expenses and materials expenses relating to the development of new products, including significant improvements and refinements to existing products, are expensed as incurred and included separately in operating expenses. Third party research and development costs, if any, are expensed when the contracted work has been performed.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment. A valuation allowance may be recorded to reduce deferred tax assets to an amount for which realization is more likely than not. Any income tax contingencies are accounted for in accordance with SFAS No. 5, Accounting for Contingencies.

Foreign Currency Translations and Transactions – Accounts of the Company’s foreign operations are measured using the local currency as the functional currency. These accounts are then translated into U.S. dollars using the current rate method with translation gains and losses accumulated as the comprehensive income component of stockholders’ equity, except for gains or losses from transactions with the Company’s international subsidiaries which are recorded as part of other income/expense in the consolidated statements of income.

Fair Value of Financial Instruments – The carrying amounts of the Company’s cash and cash equivalents, trade receivables, note receivable, trade payables, accrued liabilities, short-term borrowings, and customer deposits approximate their estimated fair values due to the short-term maturities of these financial instruments. Management does not expect the fair value of the Company’s long-term debt to materially differ from its carrying value.

Guarantees – At times, the Company arranges for leases or other financing sources to enable sales of its commercial fitness equipment. While most of these financing arrangements are without recourse, in certain cases the Company provides a guarantee or other recourse provisions to an independent finance company for either all or a portion of the lease payments in order to facilitate the sale. In such situations, the Company ensures that the transaction between the independent leasing company and the commercial customer represents a sales-type lease. The Company accounts for such agreements in accordance with Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and therefore records a liability and a corresponding reduction of revenue for the estimated fair value of the guarantees. Revenue is recognized over the life of the lease obligation unless a loss is actually incurred related to such guarantee. The Company monitors the payment status of the lessee under these arrangements and provides a reserve in accordance with SFAS No. 5, Accounting for Contingencies, in situations when collection of the lease payments is not probable.

Generally, if the Company is required to fulfill its obligations under the guarantee, it has the right to repossess the products from the commercial customer. It is not practical to estimate the amount of proceeds that would be generated from the sale of these assets in such situations.

Share-Based Compensation – Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) for its share-based compensation plan. SFAS 123(R) requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors. The Company adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results for fiscal 2006 are not directly comparable to prior years. The Company also adopted FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123(R)-3”). Under FSP 123(R)-3, the Company elected not to use the short-cut method for determining the historical pool of windfall tax benefits for purposes of determining whether an excess tax benefit has been realized.

The Company previously accounted for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations and disclosure requirements established by SFAS 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In March 2005, the Securities and Exchange Commission (the “SEC”) issued SAB No. 107, Share-Based Payment (“SAB 107”), relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Under APB 25, no expense was recorded in the income statement for the Company’s equity awards granted at fair market value. The pro-forma effect on income for equity awards was instead disclosed in a footnote to the financial statements. Expense was recorded in the income statement for equity awards granted below fair market value on the date of grant.

Under SFAS 123(R), the Company recognizes compensation expense from share-based payments over the requisite service periods of the individual grants which generally equal the vesting periods. Consistent with prior years, the fair value of each equity award is estimated at the date of grant using the Black-Scholes-Merton option pricing model which requires extensive use of accounting judgment, including estimates of the expected volatility of the Company’s common stock price over the expected term, the dividend yield, expected term option holders will retain their vested awards before exercising them, and the number of awards that will be forfeited prior to the completion of their vesting requirements. The fair value of the Company’s equity awards was estimated utilizing the following assumptions:

	2006	2005	2004
Dividend yield	2.7%	2.2%	2.5%
Risk-free interest rate	4.7%	4.2%	4.3%
Expected volatility	44%	65%	48%
Expected life (years)	4.75	5.0	5.5

Expected life represents the period that the Company’s equity awards are expected to be outstanding and was determined based on historical experience with similar awards giving consideration to the contractual terms and vesting schedules of the equity awards. Risk-free interest rate is based on the implied U.S. Treasury zero coupon yield curve in effect in the month of grant. Expected dividend yield is calculated based on the amount of quarterly dividends in the amount of $0.10 per share paid in fiscal 2006. Expected volatility utilized in the model is calculated using daily historical volatility of the Company’s stock price. When estimating forfeitures, the Company considers terminations as well as anticipated retirements based on an analysis of historical data.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its equity awards for the periods prior to adoption of SFAS 123(R):

(In thousands, except per share amounts)	2005	2004
Net income, as reported	$23,000	$29,985
Add: Share-based employee compensation expense included in reported net income, net of tax	237	223
Deduct: Share-based employee compensation expense determined under fair value based method, net of tax	(1,854)	(2,967)

Net income, pro-forma	$21,383	$27,241

Basic earnings per share:
As reported	$0.69	$0.92
Pro-forma	$0.64	$0.83
Diluted earnings per share:
As reported	$0.68	$0.90
Pro-forma	$0.63	$0.82

As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income for the year ended December 31, 2006 were $2.5 million and $1.8 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. The Company’s basic and diluted earnings per share for the year ended December 31, 2006 were $0.06 and $0.05 lower, respectively, than if it had continued to account for share-based compensation under APB 25. The Company did not capitalize any of its share-based compensation costs in any of the periods. A contra-equity balance of $1.9 million in “Unearned stock compensation” on the Consolidated Balance Sheet was reversed as a change in accounting policy upon the adoption of SFAS 123(R) to “Additional paid-in capital” as of January 1, 2006.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as an operating cash flow, in accordance with EITF Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

Reclassifications – Certain prior year amounts have been reclassified to conform to fiscal year 2006 presentation. These changes had no impact on previously reported results of operations, financial position, or cash flows.

New Accounting Pronouncements – In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which expands the scope of what companies may carry at fair value. SFAS 159 offers an irrevocable option to carry the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. The Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption will have on the Company’s results of operations, cash flows or financial position.

In September 2006, the staff of the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. The Company adopted SAB 108 in December 2006; adoption of SAB 108 did not have a significant impact on the Company’s results of operations, cash flows or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption will have on the Company’s results of operations, cash flows or financial position.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides a two-step approach for recognizing and measuring tax benefits and requires companies to make disclosures about uncertainties in their income tax position, including a detailed rollforward of tax benefits taken that do not qualify for financial statement recognition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that the adoption will have on the Company’s results of operations, cash flows or financial position.

In June 2006, the EITF issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 provides guidance on the presentation in the income statement of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 requires that taxes be presented in the income statement either on a gross basis (included in revenues and costs) or a net basis (excluded from revenues), and that this accounting policy decision be disclosed. EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-3, as allowed in the guidance, effective July 1, 2006. The Company has historically reported and will continue to report taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction on a net basis. The adoption of EITF 06-3 did not have an impact on the Company’s results of operations, cash flows or financial position.

2. INVENTORIES

Inventories consisted of the following at December 31:

(In Thousands)	2006	2005
Finished goods	$55,235	$69,178
Work-in-process	1,154	1,368
Parts and components	10,003	13,654
Raw materials	9,440	11,884

Inventories	$75,832	$96,084

3. PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment included the following at December 31:

(In Thousands)	Estimated Useful Life (in years)	2006	2005
Land	N/A	$1,283	$1,507
Buildings and improvements	5 to 31.5	26,343	27,416
Computer equipment	2 to 5	42,892	40,556
Machinery and equipment	3 to 5	27,246	26,241
Furniture and fixtures	5	4,778	5,182
Construction in process	N/A	1,378	2,220

Total property, plant and equipment		103,920	103,122
Accumulated depreciation		(51,262)	(43,802)

Property, plant and equipment, net		$52,658	$59,320

Construction in process consists of capitalizable costs associated with tooling being developed for new products and internally developed software that are not yet in service. Capitalized interest was not material for the years ended December 31, 2006, 2005 and 2004.

In 2006, as part of the plan to consolidate its production facilities for the cardiovascular line of equipment, the Company concluded its operations at its manufacturing facility in Tyler, Texas and started transitioning manufacturing of key products to other U.S. and Asian manufacturing facilities. At December 31, 2006, the facility and all related assets were not sold and have been classified as “Assets held for sale” in the Company’s balance sheet. The amount presented at December 31, 2005, consists entirely of the previous Company headquarters. The building was sold in February 2006 for approximately book value.

Depreciation expense was $14.9 million, $12.2 million, and $9.0 million in fiscal 2006, 2005, and 2004, respectively.

4. GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In Thousands)	Fitness Equipment	Fitness Apparel	Total
Balance as of January 1, 2005	$29,755	$—	$29,755
Belko Canada Acquisition	2,514	—	2,514
Pearl Izumi Acquisition	—	32,135	32,135

Balance as of December 31, 2005	32,269	32,135	64,404

Purchase accounting adjustments	—	622	622
Currency exchange differences	5	6	11

Balance as of December 31, 2006	$32,274	$32,763	$65,037

The International Equipment Business reportable segment did not have goodwill at December 31, 2006 or 2005.

5. INTANGIBLE AND OTHER ASSETS, net

Intangible assets and other assets consisted of the following at December 31:

(In Thousands)	Estimated Useful Life (in years)	2006	2005
Intangible assets:
Indefinite life trademarks	N/A	$37,523	$30,465
Definite life trademarks	20	—	6,800
Patents	1 to 17	7,697	1,597
Customer base	8	3,400	3,400
Developed technology	4	2,500	2,500
Non-compete agreements	3	1,647	1,647

Total intangible assets		52,767	46,409
Accumulated amortization:
Trademarks		—	(2,097)
Patents		(730)	(262)
Customer base		(631)	(206)
Developed technology		(927)	(302)
Non-compete agreements		(916)	(366)

Total accumulated amortization		(3,204)	(3,233)

Intangible assets, net		49,563	43,176
Other assets		6,923	1,195

Intangible and other assets, net		$56,486	$44,371

In 2006, the Company purchased approximately $8.5 million in intangible assets whose lives range between 10 years and perpetuity. The amortization expense, which is included in cost of sales and general and administrative expense, for the next five full succeeding years, is estimated at $2.3 million, $2.0 million, $1.5 million, $1.1 million, and $1.1 million.

During 2006, the Company determined that the life of the Schwinn trademark was indefinite and therefore discontinued its amortization. Prior to 2006 the acquisition value of the trademark was amortized over a period of twenty years. The Company believes the indefinite life is appropriate as the Schwinn product line continues to be profitable and is expected to grow. The Company also evaluated the carrying value of the trademark for impairment and determined that no impairment existed at December 31, 2006.

6. ACCRUED LIABILITIES

Accrued liabilities in excess of five percent of total current liabilities consisted of accrued warranty expense of $9.8 million and $10.2 million at December 31, 2006 and 2005, respectively, and accrued payroll of $8.5 million at December 31, 2005.

7. LINE OF CREDIT AND LONG-TERM DEBT

In November 2005, the Company entered into an unsecured credit agreement with two domestic lending institutions. In August 2006, the Company amended its credit agreement. The agreement, as amended, provides for a revolving credit facility for a maximum commitment of $65 million, includes revolving loans, letters of credit and swing loans, and expires on November 17, 2010. Under this credit facility, borrowings had interest based at either the Prime Rate, Federal Funds Effective Rate or Eurodollar rates plus the applicable margin for either Base Rate Loans or Eurodollar Loans based upon the Company’s consolidated leverage ratio. The credit facility has a default rate of two percent in excess of the rate otherwise applicable and provides for a facility fee at the annual rate equal to the applicable Facility Fee Rate in effect on the payment date. The facility fee is based on the average daily total commitment amount in effect during the quarter and is payable quarterly. At December 31, 2006, the outstanding balance under the facility was $47.5 million with a borrowing limit of $65 million of which $13.5 million was available. The interest rate on the amount of borrowings outstanding at December 31, 2006 ranged between 6.135% and 6.359%. The interest rates ranged between 5.025% and 5.275% on the amount of borrowings outstanding at December 31, 2005. At December 31, 2006, the Company had $4.0 million in standby letters of credit primarily with Asian vendors which reduced the balance available under the credit facility.

Under the terms of the credit facility, the Company could use proceeds for working capital and other general corporate purposes, including acquisitions. The terms of the credit facility also allowed the use of funds for the repurchase of shares of the Company’s common stock in an aggregate amount not to exceed $30 million until the fixed charge coverage ratio is equal to or greater than 1.20 to 1.00. The credit facility, as amended, contained certain financial and non-financial covenants with which the Company was in compliance at December 31, 2006.

In February 2007, the Company paid off the outstanding balances under the $65 million facility described above and entered into a new revolving credit agreement (the “New Facility”) with several financing institutions. The New Facility provides for an unsecured revolving credit facility to include revolving loans, a $10 million swing line sub-facility, and a $25 million line of credit sub-facility, for a maximum commitment amount of $125 million with an option to increase the facility to $175 million. The New Facility expires on February 14, 2012 and is intended for general corporate purposes, working capital requirements, and financing permitted acquisitions and share repurchases.

The New Facility provides for either Base Rate or Eurodollar Rate loans with each revolving loan in the principal amount of $2.5 million or in increments of $0.5 million in excess thereof. It also allows for swing loans in minimum amounts of $0.1 million subject to its sub-limit of $10.0 million for a duration of up to ten business days, and letters of credit in the minimum amount of $0.1 million. Base rate revolving loans bear interest at the higher of the Federal Funds rate plus 0.5% or the prime rate per annum; Eurodollar revolving loans bear interest at the Eurodollar Rate plus a margin of from 0.75% to 1.5% per annum; Swing line loans bear interest at the Base Rate minus a margin of from 1.15% to 1.9% per annum. The credit agreement includes a commitment fee of from 0.75% to 3.0% per annum for the unused portion of the commitment.

The New Facility requires Pearl Izumi, a wholly-owned subsidiary of the Company, to be a guarantor of the credit facility; other domestic subsidiaries may be required to become guarantors under certain circumstances. The New Facility also contains certain financial and non-financial covenants which include a consolidated leverage ratio, a consolidated asset coverage ratio, and a requirement to maintain a minimum consolidated Earnings Before Income Tax, Depreciation and Amortization (“EBITDA”).

In 2005, the Company issued a $1.5 million non-interest bearing promissory note ($1.3 million, net of imputed interest), payable in full in 2008, as part of the purchase price in the Belko Canada acquisition. During 2006, the Company reached an agreement with the noteholder to settle the entire amount of the note and paid off the remaining balance of the note in August of 2006.

As part of the acquisition of Pearl Izumi, the Company became obligated on two non-interest bearing notes of $4.4 million and $0.9 million, net of imputed interest. The $4.4 million note required payments of $0.3 million in February 2006, and $0.15 million per quarter beginning March 2007 through December 2016. The $0.9 million note required payments of $0.15 million per quarter beginning September 2005 through December 2006 and was paid off in January 2007.

8. INCOME TAXES

For the years ended December 31, the income (loss) before income taxes was as follows:

(In Thousands)	2006	2005	2004
United States	$38,120	$35,300	$43,168
Foreign	2,549	(7)	2,479

Total	$40,669	$35,293	$45,647

For the years ended December 31, the income tax expense consisted of the following:

(In Thousands)	2006	2005	2004
Current:
Federal	$11,841	$11,118	$13,495
State	(2,156)	849	861
Foreign	1,470	763	446

Total current	11,155	12,730	14,802

Deferred:
Federal	1,040	(229)	884
State	(261)	361	48
Foreign	(365)	(569)	(72)

Total deferred	414	(437)	860

Total income tax expense	$11,569	$12,293	$15,662

The components of the net deferred tax liability at December 31 were as follows:

(In Thousands)	2006	2005
Assets:
Accrued liabilities	$5,785	$6,808
Allowance for doubtful accounts	1,058	992
Inventory valuation	856	990
Uniform capitalization	350	441
Share-based compensation expense	784	—
Net operating loss carryforward	180	399
Other	722	—

	9,735	9,630
Liabilities:
Prepaid advertising	(1,764)	(984)
Other prepaids	(772)	(850)
Basis difference on long-lived assets	(17,259)	(16,990)
Undistributed earnings of foreign subsidiaries	(693)	(561)

	(20,488)	(19,385)

Net deferred tax liability	$(10,753)	$(9,755)

Deferred taxes are presented in the consolidated balance sheet as follows at December 31:

(In Thousands)	2006	2005
Current deferred tax asset	$5,722	$7,235
Non-current deferred tax assets	317	—
Non-current deferred tax liabilities	(16,792)	(16,990)

Net deferred tax liability	$(10,753)	$(9,755)

A reconciliation of the U.S. statutory federal income tax rate with the Company’s effective income tax rate is as follows:

(In Thousands)	2006	2005	2004
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	1.9	1.7	1.2
Nondeductible incentive stock option expense	0.8	—	—
Tax benefit related to U.S. export sales	(0.2)	(0.5)	(0.3)
Qualified domestic production activity deduction	(0.2)	(0.5)	—
Penalties	—	0.9	—
Impact of foreign results	0.5	0.6	—
Nondeductible operational expenses	0.5	0.4	0.3
Tax exempt interest	—	(1.1)	(0.8)
Research and development credit	(0.5)	(0.9)	(0.4)
Change in deferred tax measurement rate	0.1	0.8	—
Reduction in tax contingency reserve	(9.3)	(1.0)	(0.9)
Other	(0.1)	(0.6)	0.2

Effective tax rate	28.5%	34.8%	34.3%

The decrease in the effective tax rate in 2006 is primarily due to a $3.8 million reduction of tax contingency reserves resulting from determination that certain statutory periods for the assessment of additional state income tax are now closed.

At December 31, 2006, the Company did not provide for the U.S. income taxes or foreign withholding taxes for a cumulative total of $2.5 million of undistributed income from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings.

For foreign tax purposes, the Company has approximately $1.4 million in net operating loss carryforwards of which $0.8 million expire in fiscal 2012 and $0.6 million expire in fiscal 2013, if not utilized.

9. STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2006, the Company had 75.0 million authorized shares of common stock, no par value, of which 31.5 million were issued and outstanding, and 3.5 million shares were reserved for future issuance for exercise of stock options and restricted stock, and payment of awards under share-based compensation plans. During fiscal 2006, the Company paid a quarterly cash dividend on its common stock of $0.40 per share.

In March 2005, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock in open-market transactions at times and in such amounts as management deems appropriate depending on market conditions and other factors. The authorization expires on March 31, 2008 unless extended by the Board of Directors. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During the year ended December 31, 2006, the Company acquired 1.3 million shares of common stock at an average price of $12.42 per share for a total cost of $16.7 million. During 2005, the Company acquired 0.8 million shares of common stock at an average price of $18.82 per share for a total cost of $15.6 million.

Share-Based Compensation

In July 2003, certain stock options were granted to the Company’s President and Chief Executive Officer at an exercise price of $2.00 per share below the market price on the day of the grant. The Company recognized compensation expense of $0.3 million, $0.4 million, and $0.3 million in 2006, 2005, and 2004, respectively. This arrangement was amended December 31, 2005 to eliminate the original discount per share.

2005 Long-Term Incentive Plan

In 2005, the Company’s shareholders approved the 2005 Long-Term Incentive Plan (the “2005 Plan”). The 2005 Plan permits flexibility in types of awards and specific terms of awards, which allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value. The aggregate number of shares of common stock authorized for issuance as awards under the 2005 Plan is 4.0 million, plus any shares of common stock that were previously reserved for issuance under the Company’s Stock Option Plan and were not subject to grant on June 6, 2005, or as to which the option award is forfeited on or after June 6, 2005. The maximum aggregate number of shares of common stock subject to stock options, stock appreciation rights, restricted stock or performance unit awards which may be granted to any one participant in any one year under the 2005 Plan is 1.0 million. The aggregate number of shares available for issuance under the 2005 Plan is reduced by two shares for each share delivered in settlement of any stock appreciation rights, restricted stock, stock unit or performance unit award, and one share for each share delivered in settlement of a stock option award. At December 31, 2006, 3.5 million shares were available for future issuance under the 2005 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the market price of the Company’s stock based on the closing market price of the Company’s common stock on the date preceding the grant date, generally vest based on four years of continuous service and, starting with the adoption of the 2005 Plan, have a seven year contractual term (options issued prior to the adoption of the 2005 Plan have a ten year term). The fair value of each award was estimated on the grant date using the Black-Scholes-Merton option pricing model with the weighted-average assumptions described in Note 1 to these consolidated financial statements.

A summary of the Company’s stock option plan activity is as follows:

(In thousands, except exercise price)	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,277	$17.39
Granted	661	15.61
Forfeited or canceled	(171)	19.45
Expired	(153)	24.75
Exercised	(46)	12.94		$165

Outstanding at December 31, 2006	2,568	$16.44	6.41	$2,879

Exercisable at December 31, 2006	996	$17.22	6.10	$1,489

The weighted average grant-date fair value of stock options granted was $5.54 for stock options granted in fiscal 2006. The total fair value of options vested during fiscal 2006 was $2.2 million. At December 31, 2006, the number of options vested or expected to vest equaled to the number of options outstanding. The total unrecognized compensation cost related to nonvested options was $5.6 million at December 31, 2006. This cost is expected to be recognized over a weighted-average period of 2.45 years.

The following table summarizes information about stock options outstanding at December 31, 2006:

(In thousands, except life and exercise price)		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$10.39	769	6.50	$10.39	393	$10.39
$12.40 - $15.12	201	6.20	13.65	85	13.23
$15.15	456	5.96	15.15	—	—
$15.25 - $18.63	429	7.01	16.44	153	16.01
$18.66 - $23.15	517	7.38	22.53	222	22.72
$23.36 - $37.70	196	3.47	29.89	143	31.12

$10.39 - $37.70	2,568	6.41	$16.44	996	$17.22

Performance Units

In December 2005, the Company granted 125,000 performance unit awards to members of its executive team. The performance unit awards vest if the Company meets earnings targets set by the Compensation Committee of the Board of Directors. The fair value of the performance units is based on the closing market price of the Company’s common stock on the date preceding the grant date and is amortized over the estimated requisite service period when it becomes probable that the performance targets are expected to be met. The amount of share-based compensation expense is based on the number of performance unit awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures.

At December 31, 2006 and 2005, there were approximately $2.9 million and $2.2 million, respectively, of total unrecognized share-based compensation costs related to performance units with an intrinsic value of approximately $0.1 million in fiscal 2005 (none in 2006). None of the performance units were vested at December 31, 2006 and 2005. The Company did not record any compensation expense related to the performance unit awards in the years ended December 31, 2006 and 2005. A summary of the Company’s performance units activity for the year ended December 31, 2006 is as follows:

(In thousands, except fair value amounts)	Performance Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	125	$17.70
Granted	49	12.52 - 15.15
Forfeited or canceled	—	—
Expired	—	—
Exercised	—	—

Outstanding at December 31, 2006	174	$12.52 - $17.70

10. EARNINGS PER SHARE

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

Calculation of the basic and diluted weighted-average number of outstanding shares and the corresponding amounts of earnings per share for the three years ended December 31 is as follows:

(In thousands, except per share amounts)	2006	2005	2004
Basic shares outstanding	32,300	33,303	32,757
Dilutive effect of stock options	157	554	637

Diluted shares outstanding	32,457	33,857	33,394

Antidilutive stock options*	1,802	704	861

Net income	$29,100	$23,000	$29,985
Earnings per share:
Basic	$0.90	$0.69	$0.92
Diluted	$0.90	$0.68	$0.90

*	Stock options not included in the calculation of diluted earnings per share because they would be antidilutive.

11. EMPLOYEE BENEFIT PLAN

The Company adopted a 401(k) plan in 1999 covering substantially all employees over the age of 18. Each participant may contribute up to 50% of eligible compensation during any calendar year, subject to certain limitations. The 401(k) plan provides for Company matching contributions of up to 50% of the first 6% of eligible contributions made by all participants. All participants must have completed one year of service before becoming eligible for the Company matching contributions. Employees vest at a rate of 25% per year in the matching contributions for the first four years of service. For the years ended December 31, 2006, 2005 and 2004, the Company’s contributions to the 401(k) plan were $0.7 million, $0.5 million, and $0.6 million, respectively.

12. RELATED-PARTY TRANSACTIONS

Prior to the Company’s acquisition of Pearl Izumi in July 2005, Pearl Izumi GmbH purchased the assets of SHORE Sportworks GmbH, a company owned by Juergen Eckmann and Juergen Sprich, in January 2004. Pearl Izumi GmbH later became a wholly-owned subsidiary of the Company as the result of the 2005 acquisition of Pearl Izumi. Juergen Sprich is now the managing director for Pearl Izumi GmbH. Juergen Eckmann is now the President of the Company’s Fitness Apparel Business.

The purchase price for SHORE Sportsworks GmbH included a contingent consideration clause. The contingent consideration is a payment equal to 3% of the total year-over-year increase in net revenues from Pearl Izumi Europe, which also became a wholly-owned subsidiary of the Company through the Pearl Izumi acquisition, for each calendar year ending December 31, 2006, 2005, and 2004. The estimated contingent payments were accounted for as a reduction of the purchase price.

The Company incurred royalty expense under an agreement with one of its shareholders in the amount of $1.8 million in 2004; none in either 2005 or 2006. In addition to the royalty agreement, the shareholder had separately negotiated an agreement dated June 18, 1992, when the Company was privately held, between the shareholder, the Company’s former Chairman and Chief Executive Officer, and a former director of the Company. That separate agreement stipulated that annual royalties above $0.1 would be paid 60% to the shareholder, 20% to the former Chairman, and 20% to the former director. Both of these agreements expired in April 2004.

13. REPORTABLE SEGMENTS AND RELATED INFORMATION

The Company’s reportable segments are evidence of the structure of the Company’s internal organization and are organized to allow focus on specific business opportunities in the Company’s worldwide market place. Segment information is prepared on the same basis that the Company’s management reviews financial information for decision-making purposes. The Company’s Chief Executive Officer is the Chief Operating Decision Maker as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s three business segments are Fitness Equipment Business, International Equipment Business, and Fitness Apparel Business. Accounting policies used by each segment are the same as those disclosed in Note 1.

The Fitness Equipment Business is responsible for the design, production, marketing and selling of branded fitness equipment sold under the Nautilus, Bowflex, Schwinn Fitness, and StairMaster brand names and is responsible for servicing customers within the Americas, which includes the United States, Mexico, Canada and South America.

The International Equipment Business is responsible for the marketing and selling of branded fitness equipment sold under the Nautilus, Bowflex, Schwinn Fitness, and StairMaster brand names and is responsible for servicing customers outside of the Americas.

The Fitness Apparel Business is responsible for the design, production, marketing and selling of branded fitness apparel, footwear and accessory products sold primarily under the Pearl Izumi and Nautilus brands in both domestic and international markets.

The three reportable segments are supported by teams that provide services to support the entire entity including finance and reporting, legal, human resources and other centralized functions. Management does not allocate expenses from the centralized functions to the reportable segments; instead, all such costs are included in the results of operations of the Fitness Equipment Business. As a result, the segments’ operating results are reviewed based on revenue and gross profit.

The following table presents information about the Company’s reportable segments:

(In Thousands)	Fitness Equipment	International	Fitness Apparel	Total
Year ended December 31, 2006:
Net sales	$553,393	$63,878	$63,024	$680,295
Interest expense	(1,554)	(312)	(149)	(2,015)
Share-based compensation expense	2,331	74	129	2,534
Depreciation and amortization expense	15,016	138	1,890	17,044
Income tax expense (benefit)	9,192	(112)	2,489	11,569
Gross profit	254,753	16,506	27,343	298,602
Net income	22,863	2,073	4,164	29,100
Total assets	298,459	37,052	89,431	424,942
Additions to property, plant and equipment	10,651	226	270	11,147
Goodwill, intangible and other assets	64,362	158	57,003	121,523
Year ended December 31, 2005:
Net sales	$554,159	$53,115	$24,036	$631,310
Interest income	1,156	6	17	1,179
Depreciation and amortization expense	15,482	141	731	16,354
Income tax expense	11,195	375	723	12,293
Gross profit	254,009	13,767	11,038	278,814
Net income (loss)	22,127	(478)	1,351	23,000
Total assets	304,033	31,034	78,219	413,286
Additions to property, plant and equipment	31,287	141	343	31,771
Goodwill, intangible and other assets	51,022	151	57,602	108,775
Year ended December 31, 2004:
Net sales	$479,911	$43,926	$—	$523,837
Interest income	1,350	7	—	1,357
Depreciation and amortization expense	11,773	199	—	11,972
Income tax expense	15,242	420	—	15,662
Gross profit	229,930	14,864	—	244,794
Net income	27,927	2,058	—	29,985
Total assets	310,830	48,811	—	359,641
Additions to property, plant and equipment	8,949	94	—	9,043
Goodwill, intangible and other assets	47,252	166	—	47,418

Net sales in the U.S. represented approximately 83%, 86%, and 87% of consolidated net sales for the years ended December 31, 2006, 2005, and 2004. The geographic distribution of the Company’s international net sales is mostly concentrated in Switzerland and Canada. Sales outside the U.S. represented approximately 17%, 14% and 13% of consolidated net sales for the years ended December 31, 2006, 2005 and 2004, respectively. Long-lived assets attributable to operations in the U.S., which are comprised of property, plant and equipment, were $51.1 million, $54.0 million, and $46.0 million. Long-lived assets outside the U.S. were approximately $1.6 million, $5.3 million, and $0.4 million at December 31, 2006, 2005 and 2004, respectively.

14. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for the U.S. and international properties used for warehousing, distribution, product development, administration, and product sales. The Company also has operating leases for certain equipment mainly consisting of product delivery trucks used in its commercial fitness equipment business, and product service vans used for warranty related matters. These leases expire at various times through

June 2015. Rent expense under all leases was $7.0 million, $5.1 million, and $2.9 million in fiscal 2006, 2005, and 2004, respectively. Future minimum lease payments under the noncancellable operating leases are as follows:

(In Thousands)
2007	$6,023
2008	5,341
2009	4,149
2010	3,963
2011	3,908
Thereafter	7,228

Minimum lease payments	$30,612

Guarantees and Commitments

As further discussed in Note 1, at times the Company arranges for commercial leases or other financing sources with third parties to enable certain of its commercial customers to purchase the Company’s commercial products. As the result, at December 31, 2006 and 2005, the maximum contingent liability under all recourse and guarantee provisions was approximately $1.6 million and $4.1 million, respectively. At December 31, 2006, lease terms on outstanding commercial customer financing arrangements were between 3 and 5 years. A reserve for estimated losses under recourse provisions of approximately $0.1 million was recorded based on historical loss experience and was included in accrued expenses at both December 31, 2006 and 2005. The fair value of the guarantees was determined based on the estimated risk premium a bank or similar institution would require in order to extend financing to a customer in the absence of a third-party guarantee. This liability is being reduced over the life of each respective guarantee.

The Company has an agreement with a financing company to provide second tier financing for its consumers. Generally, funding for this reserve comes from a percentage of each sale held back by the financing company. In the event that the financing company experiences higher consumer default rates than specified under our contract, the Company will be required to pay an additional amount to the financing company. At December 31, 2006 and 2005, the Company accrued approximately $0.3 million and $0.4 million, respectively, for this liability which is recorded as part of accrued liabilities.

As further discussed in Note 7, at December 31, 2006, the Company also had approximately $4.0 million in outstanding commercial letters of credit expiring between December 31, 2006 and 2007.

Given that the majority of the inventory is sourced from Asia, the Company has long lead times for inventory purchases and therefore needs to secure factory capacity from its vendors in advance. As the result, at December 31, 2006, the Company had approximately $69.6 million in purchase obligations of which $66.9 million was for inventory purchases.

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

In July 2003, the District Court ruled in favor of the Company on a motion for preliminary injunction on the issue of trademark infringement and entered an order barring ICON from using the trademark “CrossBow” on any exercise equipment. In its ruling, the District Court concluded that the Company showed “a probability of success on the merits and irreparable injury” on its trademark infringement claim. In August 2003, the Appeals Court granted ICON a temporary stay regarding the motion for a preliminary injunction, which enjoined ICON from using the trademark “CrossBow.” This stay allowed ICON to continue using the trademark “CrossBow” until a decision was issued by the Appeals Court. In June 2004, the Appeals Court issued its decision upholding the issuance of an injunction and preventing ICON from selling exercise equipment using the trademark “CrossBow” pending trial on the trademark issue. This matter is currently pending before the federal court in Seattle.

The Company and ICON have been in settlement discussions to resolve all outstanding litigation which, if successful, will result in a dismissal of all claims between the parties. If settlement discussions do not result in an acceptable agreement, the Company will pursue its remaining claims for trademark infringement and will proceed to trial of this matter in federal court in Seattle, Washington.

In October 2006, the Company filed a complaint in the Superior Court for Clark County, Washington against Gately’s LLC seeking damages in the amount of $5.1 million plus interest, attorney’s fees and costs, for collection of outstanding accounts receivable for product purchased by Gately’s. This case has been dismissed and refiled by the Company in state court in Boulder County, Colorado. It is currently being litigated and is in the early stages of discovery. In its answer to the complaint, Gately’s has asserted defenses to payment and counterclaims against Nautilus in an unspecified amount.

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

15. ACQUISITIONS

The Company’s growth strategy includes acquisitions of businesses located in markets with significant growth opportunities. Acquisitions are accounted for under the purchase method of accounting. The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements from their respective acquisition dates.

In 2005, the Company acquired DashAmerica, Inc. d/b/a Pearl Izumi USA (“Pearl Izumi”) for approximately $70.0 million including acquisition costs, net of cash acquired, plus $5.3 million in assumed debt, and substantially all of the assets and certain liabilities of the Company’s Canadian distributor, Belko Canada, for approximately $5.3 million, including $1.6 million in other long-term liabilities, net of cash acquired. Pearl Izumi was acquired to enhance the Company’s product portfolio by offering high quality branded fitness apparel and footwear. The Company’s acquisition of Belko Canada, which served as the exclusive Canadian distributor since 1996 and which was renamed to Nautilus Fitness Canada, strengthened the Company’s direct to consumer sales channel in Canada.

The purchase prices have been allocated to the identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations does not exceed one year from the consummation of a business combination. In 2006, the Company completed a review of the income tax basis of the assets acquired and liabilities assumed in the acquisitions completed in 2005. Based on the Company’s review, the income tax basis of the liabilities assumed was revised and is greater than the amount the Company initially recorded. As a result, the Company recorded a net increase of $0.6 million to goodwill and a corresponding increase to deferred income tax liabilities; there was no impact on the Company’s income statements for the years ended December 31, 2006 or 2005.

A summary of the purchase price allocations for acquisitions consummated in 2005 is as follows:

Trade receivables	$7,855
Inventories	11,928
Prepaid and other current assets	4,765
Property, plant and equipment	1,835
Trade name	20,000
Customer base	3,400
Developed technology	2,500
In process research and development	250
Other assets	55
Goodwill	32,135
Current liabilities	(3,537)
Long-term deferred tax liabilities	(5,922)
Long-term debt	(5,263)

Total acquisition cost	$70,001

The Company did not consummate any acquisitions in fiscal 2006.

16. SUBSEQUENT EVENT

On February 1, 2007, Nautilus, Inc. entered into purchase option agreements to acquire substantially all of the assets of its manufacturing partner, Land America Health and Fitness Co., LTD, an enterprise organized under the laws of the Peoples Republic of China, and a related trading company, Treuriver Investments Limited, an enterprise organized under the laws of the British Virgin Islands. The Company will pay a non-refundable six million dollar option fee that will be applied to the purchase price if the option is exercised and the asset purchase is completed. The purchase options are exercisable through June 30, 2007 to allow the Company time to complete necessary due diligence. The purchase option agreements also provide for rebates on products purchased from the sellers for the period of January 1, 2006 to June, 30, 2007, which will continue through December 31, 2007 upon exercise of the purchase option. The total purchase price for the assets is approximately $72 million in cash and stock, adjusted for the amounts of fixed assets and inventory held on the closing date, with an anticipated closing date of December 31, 2007.

17. SUPPLEMENTARY INFORMATION—QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table summarizes Company’s unaudited quarterly financial data for the past two years ended December 31:

	QUARTER ENDED
(In Thousands except per share)	March 31	June 30	September 30	December 31	Total
2006:
Net sales	$184,990	$137,613	$159,583	$198,109	$680,295
Gross profit	79,312	60,591	72,090	86,609	298,602
Operating income	8,661	1,589	11,145	19,684	41,079
Net income	5,201	1,671	9,376	12,852	29,100
Earnings per share:
Basic	0.16	0.05	0.29	0.41	0.90
Diluted	0.16	0.05	0.29	0.41	0.90
2005:
Net sales	$156,388	$129,581	$163,308	$182,033	$631,310
Gross profit	76,773	58,054	72,286	71,701	278,814
Operating income	14,138	3,802	12,461	3,403	33,804
Net income	9,429	3,330	8,271	1,970	23,000
Earnings per share:
Basic	0.28	0.10	0.25	0.06	0.69
Diluted	0.28	0.10	0.24	0.06	0.68

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Disclosure Controls and Procedures

As of December 31, 2006, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2006 that our disclosure controls and procedures were effective.

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP our independent registered public accounting firm. Its report appears below in Item 9A.

Remediation of Prior Year Material Weakness

As previously disclosed in our Form 10-K for the year ended December 31, 2005, our management concluded that our internal control over financial reporting was not effective as of December 31, 2005 as the result of the following material weaknesses:

•

Management determined that the controls for testing of and training for the enterprise resource planning (“ERP”) system which was implemented in the fourth quarter of 2005 for the commercial, retail and specialty channels did not operate effectively. This failure resulted in material audit adjustments to net sales and cost of sales in the 2005 consolidated financial statements.

•

Management also determined that efforts to mitigate the impact of inadequate ERP testing and training resulted in insufficient resources being devoted to controls over analyzing and recording contingencies. Accordingly, such controls failed to operate effectively, resulting in material audit adjustments to the 2005 consolidated financial statements.

We have implemented and will continue to implement changes to our processes to improve our internal control over financial reporting. The following steps have been taken to remediate the conditions leading to the above stated material weaknesses:

Remediation Efforts on the Internal Controls Surrounding the ERP Implementation

•	System users received additional training on the effective and efficient use of the system to ensure data accuracy.

Remediation Efforts on the Internal Controls Surrounding Analyzing and Recording Contingencies

•	Additional level of review has been implemented requiring all significant accounting estimates be reviewed by the Corporate Controller and the Chief Financial Officer on a monthly basis, and

•	The Company increased staffing levels in fiscal 2006 and reorganized the finance and accounting functions placing emphasis on financial reporting and accounting.

Finally, as part of our monitoring effort of the Company’s internal control environment, we have reported on the progress and status of the above remediation actions to the Audit Committee of the Board of Directors.

Based on our testing of these enhanced procedures and increased staffing levels, management determined that, as of December 31, 2006, we have remediated the material weaknesses in internal control over financial reporting as disclosed in the Annual Report on Form 10-K for December 31, 2005.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Changes In Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter of fiscal 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Nautilus, Inc.

Vancouver, Washington

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting,” that Nautilus, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Portland, Oregon

March 15, 2007

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is included under the captions Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officers and Information Concerning the Board of Directors in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included under the caption Executive Compensation in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption Stock Ownership in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Information Concerning the Board of Directors in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is included under the caption Appointment of Registered Independent Public Accounting Firm for 2007 in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

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

See the Exhibit Index beginning on page 64 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2007	NAUTILUS, INC.

	By:	/s/ GREGGORY C. HAMMANN
Greggory C. Hammann,
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2007.

Signature	Title

/s/ GREGGORY C. HAMMANN	Chairman, Chief Executive Officer and President (Principal Executive Officer)
Greggory C. Hammann

/s/ WILLIAM D. MEADOWCROFT	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
William D. Meadowcroft

*	Director
Peter A. Allen

*	Director
Ronald P. Badie

*	Director
Robert S. Falcone

*	Director
Frederick T. Hull

*	Director
Donald W. Keeble

*	Director
Paul F. Little

*	Director
Diane L. Neal

*	Director
Marvin G. Siegert

*By:	/s/ WILLIAM D. MEADOWCROFT	March 15, 2007
William D. Meadowcroft
Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 17, 2005, by and among the Company, DashAmerica, Inc. d/b/a Pearl Izumi USA, PI Acquisition Company, Inc, and DAI Escrow Holdings – Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K, as filed with the Commission on July 13, 2005.

3.1	Articles of Incorporation, as Amended – Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Company’s Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

3.2	Amendment to Articles of Incorporation – Incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000, as filed with the Commission on August 10, 2000.

3.3	Amendment to Articles of Incorporation – Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 14, 2002.

3.4	Amendment to Articles of Incorporation – Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 14, 2005.

3.5	Amended and Restated Bylaws – Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on April 5, 2005.

3.6	Amendment to Amended and Restated Bylaws of the Company - Incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K, as filed with the Commission on January 31, 2007.

10.1*	Company Stock Option Plan, as amended – Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

10.2*	Amendment to Company Stock Option Plan – Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000, as filed with the Commission on August 10, 2000.

10.3*	Company 2005 Long-Term Incentive Plan – Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on June 10, 2005.

10.4*	First Amendment to the Company 2005 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006, as filed with the Commission on November 9, 2006.

10.5*	Form of Employee Incentive Stock Option Agreement under the Company Stock Option Plan – Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 16, 2005.

10.6*	Form of Nonstatutory Stock Option Agreement under the Company Stock Option Plan – Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 16, 2005.

10.7*	Form of Nonstatutory Stock Option Agreement - Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K, as filed with the Commission on July 29, 2005.

10.8*	Form of Non-Employee Director Nonstatutory Stock Option Agreement – Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K, as filed with the Commission on August 19, 2005.

Exhibit No.	Description
10.9*	First Amendment to Nonstatutory Stock Option Agreement, dated December 31, 2005, by and between the Company and Greggory C. Hammann – Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the Commission on January 5, 2006.

10.10*	Executive Employment Agreement, dated January 29, 2004, by and between the Company and Timothy Hawkins – Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 16, 2005.

10.11*	Executive Employment Agreement, dated January 14, 2004, by and between the Company and Darryl Thomas – Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 16, 2005.

10.12*	Executive Employment Agreement, dated March 31, 2005, by and between the Company and William D. Meadowcroft – Incorporated by reference to Exhibit 99.2 to the Company’s amended Current Report on Form 8-K/A, as filed with the Commission on April 6, 2005.

10.13*	Executive Employment Agreement, dated June 30, 2005, by and between the Company and Juergen Eckmann - Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on March 16, 2006.

10.14*	Annual Base Salary of William D. Meadowcroft – Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on November 3, 2005.

10.15*	Amended and Restated Executive Employment Agreement, dated December 1, 2005, by and between the Company and Greggory C. Hammann – Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 7, 2005.

10.16*	2006 Equity Compensation of Executive Officers - Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 2, 2006.

10.17*	2007 Compensation of Executive Officers - Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on January 31, 2007.

10.18*	2005 Non-Employee Director Compensation – Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on June 10, 2005.

10.19*	Amendment to Compensation Package for Non-employee Directors – Incorporated by reference to the Company’s Form 8-K, as filed with the Commission on May 12, 2006.

10.20*	Summary of 2006 Bonus Plan - Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 2, 2006.

10.21*	Performance Unit Agreement, dated December 1, 2005, by and between the Company and Greggory C. Hammann – Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 7, 2005.

10.22*	Form of Performance Unit Agreement - Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2006, as filed with the Commission on August 9, 2006.

10.23*	Summary of Performance Unit Award - Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006, as filed with the Commission on November 9, 2006.

10.24	Trademark License Agreement, dated September 20, 2001, by and between Pacific Direct, LLC and the Company – Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2001, as filed with the Commission on November 14, 2001.

Exhibit No.	Description
10.25	License Agreement, dated April 26, 1999, as amended, between the Company and Gary D. Piaget – Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004.

10.26	Lease Agreement, dated November 23, 2004, between Columbia Tech Center LLC and the Company – Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, as filed with the Commission on November 30, 2004.

10.27	Third Amended and Restated Merchant Agreement, dated January 17, 2005, between the Company and Household Bank (SB), N.A. – Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the Commission on January 21, 2005.

10.28	Revolving Credit Agreement with Addendum, dated June 27, 2002, by and between the Company and U.S. Bank National Association – Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 14, 2002.

10.29	Demand Master Promissory Note, dated August 17, 2005, by and between the Company and KeyBank National Association - Incorporated by reference to Exhibit 10 of the Company’s Form 8-K, as filed with the Commission on August 23, 2005.

10.30	Credit Agreement, dated November 18, 2005, by and among the Company, KeyBank National Association, and U.S. Bank National Association - Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on March 16, 2006.

10.31	First Amendment Agreement, dated March 10, 2006, with KeyBank National Association, and US Bank National Association - Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on March 16, 2006.

10.32	Credit Agreement, dated October 30, 2006, between the Company and Bank of America N.A., as lender - Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 3, 2006.

10.33	First Amendment Agreement, dated January 29, 2007, with Bank of America N.A. - Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on January 31, 2007.

10.34	Credit Agreement, dated February 14, 2007, by and among the Company and Bank of America N.A., the lead agent - Incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K, as filed with the Commission on February 20, 2007.

10.35	Supply Agreement, dated June 30, 2006, with Action Fast Associates Limited, Land America Health and Fitness Co., LTD, and Xiamen World Gear Sporting Goods, LTD. [Confidential treatment has been requested for certain portions of this exhibit.] - Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2006, as filed with the Commission on August 9, 2006.

10.36	Purchase Option Agreement, dated January 31, 2007, by and between the Company and Treuriver Investments Limited. [Confidential treatment has been requested for certain portions of this exhibit.]

10.37	Purchase Option Agreement, dated January 31, 2007, by and between the Company and Land America Health & Fitness Co., Ltd. [Confidential treatment has been requested for certain portions of this exhibit.]

21	Subsidiaries of the Company.

Exhibit No.	Description
23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract, compensatory agreement or arrangement, in which the Company’s directors or executive officers may participate.