Form 10-Q
period 2007-03-31
NAUTILUS, INC.
filed 2007-05-10
CIK 1078207

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of issuer’s common stock outstanding as of April 30, 2007: 31,545,136

NAUTILUS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NAUTILUS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,745	$4,262
Trade receivables (net of allowance for doubtful accounts of $3,499 and $3,893 at March 31, 2007 and December 31, 2006, respectively)	98,025	137,714
Inventories	89,856	75,832
Prepaid expenses and other current assets	24,393	23,093
Short-term notes receivable	2,600	2,461
Assets held for sale	1,677	1,677
Deferred tax assets	5,557	5,722

Total current assets	226,853	250,761
PROPERTY, PLANT AND EQUIPMENT (at cost, net of accumulated depreciation of $54,658 and $51,262 at March 31, 2007 and December 31, 2006, respectively)	51,423	52,658
GOODWILL	65,095	65,037
INTANGIBLE AND OTHER ASSETS, net	56,473	56,486

TOTAL ASSETS	$399,844	$424,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$52,382	$61,375
Accrued liabilities	27,692	31,444
Short-term borrowings	37,200	47,500
Income tax payable	1,336	4,551
Customer deposits	1,894	2,229
Current portion of long-term debt	205	259

Total current liabilities	120,709	147,358
LONG-TERM DEBT	4,070	4,158
NON-CURRENT INCOME TAX LIABILITIES	3,191	—
NON-CURRENT DEFERRED TAX LIABILITIES	15,401	16,792
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock – no par value, 75,000 shares authorized; 31,545 and 31,482 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	2,581	1,026
Retained earnings	249,403	251,418
Accumulated other comprehensive income	4,489	4,190

Total stockholders’ equity	256,473	256,634

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$399,844	$424,942

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
NET SALES	$158,839	$184,990
COST OF SALES	85,571	105,678

Gross profit	73,268	79,312

OPERATING EXPENSES:
Selling and marketing	50,776	52,154
General and administrative	13,323	13,650
Research and development	3,215	3,268
Royalties	1,319	1,579

Total operating expenses	68,633	70,651

OPERATING INCOME	4,635	8,661
OTHER INCOME (EXPENSE):
Interest income	75	138
Interest expense	(941)	(589)
Other income, net	252	15

Total other expense	(614)	(436)

INCOME BEFORE INCOME TAXES	4,021	8,225
INCOME TAX EXPENSE	1,557	3,024

NET INCOME	$2,464	$5,201

EARNINGS PER SHARE:
BASIC	$0.08	$0.16
DILUTED	$0.08	$0.16
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	31,508	32,796
DILUTED	31,729	33,025

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,464	$5,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,961	4,511
Share-based compensation	704	778
(Gain) / Loss on sale of property, plant and equipment	(16)	48
Excess tax benefit from exercise of employee stock options	(95)	—
Deferred income taxes	(671)	(1,967)
Foreign currency transaction gain	(148)	—
Changes in assets and liabilities:
Trade receivables	39,843	4,842
Inventories	(13,835)	19,883
Prepaid expenses and other current assets	(1,282)	2,789
Trade payables	(8,987)	(9,996)
Income taxes payable	(1,985)	4,709
Accrued liabilities	(3,832)	(727)
Customer deposits	(338)	(111)

Net cash provided by operating activities	15,783	29,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,213)	(2,028)
Proceeds from sale of property, plant and equipment, and assets held for sale	16	6,064
Net increase in intangible and other assets	(328)	(40)
Net (increase) decrease in notes receivable	(139)	11

Net cash (used in) provided by investing activities	(2,664)	4,007

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid on common stock	(3,156)	(3,280)
Proceeds from exercise of stock options	756	324
Excess tax benefit from exercise of employee stock options	95	—
Net reduction in short-term borrowings	(10,300)	(29,147)
Principal payments on long-term debt	(142)	(254)

Net cash used in financing activities	(12,747)	(32,357)

Net effect of foreign currency exchange rate changes	111	(133)

Net increase in cash and cash equivalents	483	1,477
Cash and cash equivalents, beginning of period	4,262	7,984

Cash and cash equivalents, end of period	$4,745	$9,461

Supplemental disclosures:
Cash paid for interest	$661	$845

Cash paid for income taxes	$4,048	$—

See notes to consolidated financial statements.

NAUTILUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements relate to Nautilus, Inc. and its subsidiaries (“the Company”) as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006. The consolidated financial statements of the Company include the accounts of Nautilus, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The financial information included herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Use of Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in the financial statements. Actual results could differ from those estimates. Our significant estimates can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Reclassifications

Prior year amounts of interest income and interest expense which were presented at net have been reclassified to conform to the current year presentation within the consolidated statements of income. This change had no impact on previously reported operating income, net income or stockholders’ equity.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which expands the scope of what companies may carry at fair value. SFAS 159 offers an irrevocable option to carry the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. The Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption will have on the Company’s results of operations, cash flows or financial position.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). The Company adopted the provisions of this interpretation on January 1, 2007. The disclosure requirements and cumulative effect of the adoption of FIN 48 are presented in Note 12.

2. STOCKHOLDERS’ EQUITY

Stock Options

A summary of the Company’s stock option plan activity is as follows:

(in thousands, except exercise price)	Total Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,568	$16.44
Granted	585	16.12
Forfeited or canceled	(69)	18.88
Expired	(28)	25.12
Exercised	(63)	11.97		$364

Outstanding at March 31, 2007	2,993	$16.33	6.36	$2,722

Vested and expected to vest at March 31, 2007	2,231	$16.29	6.28	$2,441
Exercisable at March 31, 2007	1,159	$16.60	6.01	$1,662

The fair value of the Company’s equity awards was estimated utilizing the following assumptions:

	Three Months Ended March 31,
	2007	2006
Expected Life (years)	4.8	5.5
Risk-free interest rate	4.6%	4.5%
Dividend yield	2.5%	2.4%
Expected volatility	43%	44%

The weighted average grant-date fair value of stock options granted was $5.62 for stock options granted in the first three months of 2007. The total fair value of options vested during the first three months of 2007 was $105,939. The total unrecognized compensation cost related to nonvested options was $7.1 million at March 31, 2007. This cost is expected to be recognized over a weighted-average period of 2.73 years.

Performance Units

A summary of the Company’s performance unit’s activity is as follows:

(in thousands, except fair value amounts)	Performance Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	174	$12.52 - 17.70
Granted	45	16.10 - 16.80
Forfeited or canceled	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2007	219	$12.52 -17.70

At March 31, 2007 and 2006 there were approximately $3.6 million and $2.7 million, respectively, of total unrecognized share-based compensation costs related to performance units with intrinsic value of zero in both periods. None of the performance units were vested at March 31, 2007 and 2006. The Company recorded compensation expense of $37,000 and $112,000 related to the performance unit awards in the three-month periods ended March 31, 2007 and March 31, 2006, respectively.

3. INVENTORIES

Inventories consisted of the following:

(in thousands)	March 31, 2007	December 31, 2006
Finished goods	$67,528	$55,235
Work-in-process	1,455	1,154
Parts and components	11,503	10,003
Raw materials	9,370	9,440

Inventories	$89,856	$75,832

Inventories are stated at the lower of standard cost or market. The Company evaluates the need for inventory valuation adjustments associated with obsolete, slow-moving and not saleable inventory by reviewing current transactions and forecasted product demand on a monthly basis.

4. INTANGIBLE AND OTHER ASSETS

Intangible assets, exclusive of goodwill, consisted of the following:

(in thousands)	Estimated Useful Life (in years)	March 31, 2007	December 31, 2006
Intangible assets:
Indefinite life trademarks	N/A	$37,523	$37,523
Patents	1 to 17	7,697	7,697
Customer base	8	3,400	3,400
Developed technology	4	2,500	2,500
Non-compete agreements	3	1,662	1,647

Total intangible assets		52,782	52,767
Accumulated amortization:
Patents		(911)	(730)
Customer base		(737)	(631)
Developed technology		(1,084)	(927)
Non-compete agreements		(1,062)	(916)

Total accumulated amortization		(3,794)	(3,204)

Intangible assets, net		48,988	49,563
Other assets		7,485	6,923

Intangible and other assets, net		$56,473	$56,486

Identifiable intangible assets such as license agreements, patents, and trademarks are recorded at cost, or when acquired as part of a business combination, at estimated fair value and are amortized straight-line over the period they provide the Company with economic benefit. The amortization expense for the next five full succeeding years is estimated at $2.0 million, $1.5 million, $1.1 million, $1.1 million and $1.1 million.

5. ACCRUED LIABILITIES

Accrued liabilities in excess of five percent of total current liabilities consisted of accrued warranty expense of $9.0 million and $9.8 million at March 31, 2007 and December 31, 2006, respectively, and accrued payroll of $6.1 million and $8.5 million at March 31, 2007 and December 31, 2006, respectively.

6. LINE OF CREDIT AND OTHER DEBT

In February 2007, the Company paid off the outstanding balances under the $65 million facility that it entered in fiscal 2005 and entered into a new revolving credit agreement (the “Facility”) with several financing institutions. The Facility provides for an unsecured revolving credit facility to include revolving loans, a $10 million swing line sub-facility, and a $25 million line of credit sub-facility, for a maximum commitment amount of $125 million with an option to increase the facility to $175 million. The Facility expires on February 14, 2012 and is intended for general corporate purposes, working capital requirements, financing permitted acquisitions and share repurchases.

The Facility provides for either Base Rate or Eurodollar Rate loans with each revolving loan in the principal amount of $2.5 million or in increments of $0.5 million in excess thereof. It also allows for swing loans in minimum amounts of $0.1 million subject to its sub-limit of $10.0 million for a duration of up to ten business days, and letters of credit in the minimum amount of $0.1 million. Base rate revolving loans bear interest at the higher of the Federal Funds rate plus 0.5% or the prime rate per annum; Eurodollar revolving loans bear interest at the Eurodollar Rate plus a margin of from 0.75% to 1.5% per annum; Swing line loans bear interest at the Base Rate minus a margin of from 1.15% to 1.9% per annum. The Facility includes a commitment fee of from 0.75% to 3.0% per annum for the unused portion of the commitment.

The Facility requires Pearl Izumi, a wholly-owned subsidiary of the Company, to be a guarantor; other domestic subsidiaries may be required to become guarantors under certain circumstances. The Facility also contains certain financial and non-financial covenants which include a consolidated leverage ratio, a consolidated asset coverage ratio, and a requirement to maintain a minimum consolidated Earnings Before Income Tax, Depreciation and Amortization, or EBITDA.

As of March 31, 2007, the Company is in compliance with its debt covenants.

7. COMPREHENSIVE INCOME

Accounts of the Company’s foreign operations are measured using the local currency as the functional currency. These accounts are then translated into U.S. dollars using the current rate method with translation gains and losses accumulated as the comprehensive income component of stockholders’ equity, except for gains or losses with the Company’s international subsidiaries which are recorded as part of other income/expense in the Consolidated Statements of Income.

Comprehensive income was as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
Net income	$2,464	$5,201
Foreign currency translation adjustments	299	(189)

Comprehensive income	$2,763	$5,012

8. EARNINGS PER SHARE

The calculation of the number of outstanding shares is as follows:

	Three months ended March 31,
(in thousands, except per share amounts)	2007	2006
Basic shares outstanding	31,508	32,796
Dilutive effect of stock options	221	229

Diluted shares outstanding	31,729	33,025

Antidilutive stock options*	1,803	1,688

Net income	$2,464	$5,201
Earnings per share:
Basic	$0.08	$0.16
Diluted	$0.08	$0.16

*	Stock options not included in the calculation of diluted earnings per share because they would be antidilutive.

9. COMMITMENTS AND CONTINGENCIES

Legal Matters

We are involved in various claims, lawsuits and other proceedings from time to time. Such litigation involves uncertainty as to possible losses we may ultimately realize when one or more future events occur or fail to occur. We accrue and charge to income estimated losses from contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Differences between estimates recorded and actual amounts determined in subsequent periods are treated as changes in accounting estimates. The Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsels, outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative developments, and other factors. Due to numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly. A significant change in our estimates, or a result that materially differs from our estimates, could have a significant impact on our financial position, results of operations and cash flows.

In 2003, the Company sued Icon Health & Fitness, Inc. (“ICON”) in federal district court in Seattle, Washington for trademark infringement in connection with ICON’s use of the trademark “CrossBow” on exercise equipment. The District Court ruled in favor of the Company in July 2003 on a motion for preliminary injunction on the issue of trademark infringement and entered an order barring ICON from using the trademark “CrossBow” on any exercise equipment. That decision was subsequently affirmed by the Court of Appeals. A trial on the Company’s claims against ICON was pending in Seattle.

In November 2005, the Company proceeded to trial in Salt Lake City, Utah in a case filed by ICON Health & Fitness, Inc. (“ICON”) claiming false advertising involving the Company’s advertising and promotion going back to 1987 for certain elements of its Bowflex home gyms and claiming trademark infringement for the name placed on a treadmill belt sold in 2002. On November 15, 2005, the jury returned a verdict in favor of ICON in the amount of $7.8 million which the Court subsequently increased to $8.1 million. That case is on appeal to the Federal Circuit Court of Appeals.

On April 26, 2007, the Company and ICON settled all outstanding claims between the parties in federal court in Salt Lake City, Utah, Seattle, Washington, and before the Federal Circuit Court of Appeals. Both the Company and ICON will be filing dismissals of their respective lawsuits against each other. This settlement cleared the previous contingent liability claim of $8.1 million and ICON granted the Company use of certain intellectual property for the Company’s use in product development and enhancement.

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

Guarantees

At times the Company arranges for commercial leases or other financing sources with third parties to enable certain of its commercial customers to purchase the Company’s commercial products. As a result, at March 31, 2007 and December 31, 2006, the maximum contingent liability under all recourse and guarantee provisions was approximately $1.4 million and $1.6 million, respectively. At March 31, 2007, lease terms on outstanding commercial customer financing arrangements were between 3 and 5 years. A reserve for estimated losses under recourse provisions of approximately $0.1 million was recorded based on historical loss experience and was included in accrued expenses at both March 31, 2007 and December 31, 2006.

The Company has an agreement with a financing company to provide second tier financing for its consumers. Generally, funding for this reserve comes from a percentage of each sale held back by the financing company. In the event that the financing company experiences higher consumer default rates than specified under our contract, the Company will be required to pay an additional amount to the financing company. At March 31, 2007 and December 31, 2006, the Company accrued approximately $0.5 million and $0.3 million, respectively, for this liability which is recorded as part of accrued liabilities.

Commitments

At March 31, 2007, the Company also had approximately $2.3 million in outstanding commercial letters of credit expiring between December 31, 2007 and 2008.

Given that the majority of the inventory is sourced from Asia, the Company has long lead times for inventory purchases and therefore needs to secure factory capacity from its vendors in advance. As a result, at March 31, 2007, the Company had approximately $40.3 million in purchase obligations most of which were for inventory purchases.

10. REPORTABLE SEGMENTS AND RELATED INFORMATION

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

Net sales from external customers for the Company’s consolidated operations were as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
Fitness Equipment Business	$120,400	$152,043
International Equipment Business	16,573	13,514
Fitness Apparel Business	21,866	19,433

Net sales	$158,839	$184,990

Gross profit for the Company’s operations was as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
Fitness Equipment Business	$58,441	$67,609
International Equipment Business	5,153	3,436
Fitness Apparel Business	9,674	8,267

Gross profit	$73,268	$79,312

Total assets from the Company’s three operating segments were as follows:

(in thousands)	March 31, 2007	December 31, 2006
Fitness Equipment Business	$267,812	$298,459
International Equipment Business	36,459	37,052
Fitness Apparel Business	95,573	89,431

	$399,844	$424,942

11. PURCHASE OPTION AGREEMENTS

On February 1, 2007, the Company entered into purchase option agreements to acquire substantially all of the assets of its manufacturing partner, Land America Health and Fitness Co., LTD, an enterprise organized under the laws of the Peoples Republic of China, and a related trading company, Treuriver Investments Limited, an enterprise organized under the laws of the British Virgin Islands. The Company has paid a non-refundable $6.0 million option fee that will be applied to the purchase price if the option is exercised and the asset purchase is completed. The purchase options are exercisable through June 30, 2007 to allow the Company time to complete necessary due diligence. The total purchase price for the assets is approximately $72 million in cash and stock, adjusted for the amounts of fixed assets and inventory held on the closing date, with an anticipated closing date of December 31, 2007. The Company also has a formal supplier relationship with the sellers that guarantees certain volumes and pricing for products and provides a rebate program.

12. IMPLEMENTATION OF FIN 48

The Company adopted the provisions of FIN 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $1.3 million through a charge to retained earnings. Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions is a liability of $3.2 million resulting from unrecognized tax benefits. If the Company’s positions are sustained by the taxing authority in favor of the Company, approximately $2.6 million would reduce the Company’s effective tax rate.

The Company believes it is reasonably possible that, within the next 12 months, $1.1 million of previously unrecognized tax benefits related to domestic filing positions, of which $0.8 million would reduce the Company’s effective tax rate, will be recorded primarily as a result of the expiration of federal and state statutes of limitation.

The Company recognizes accrued interest and penalties related to uncertain tax positions in federal, state, and foreign income tax expense. As of January 1, 2007, the Company had accrued approximately $0.8 million for the payment of tax-related interest and penalties.

The Company’s federal income tax returns for 2003 through 2006 are open tax years. The Company’s unrecognized state tax benefits are related to state returns open from 2000 through 2006 depending on each state’s statute of limitation. In addition, the Company files in numerous foreign jurisdictions with varying statutes of limitation.

As of March 31, 2007, there have been no material changes to the liability for uncertain tax positions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or conditions, including any statements regarding anticipated sales growth across markets, distribution channels, and product categories, expenses and gross margins, expense as a percentage of revenue, anticipated earnings, new product introductions, acquisition of manufacturing operations in Asia, future capital expenditures, financing and working capital requirements and resources. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in our most recent Annual Report on Form 10-K. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operation (the “MD&A”) should be read in conjunction with our consolidated financial statements and related notes located at Item 1 of this Form 10-Q. We believe that period-to-period comparisons of our operating results are not necessarily indicative of future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies that operate in evolving markets. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability.

SUMMARY OF THE FIRST QUARTER 2007 RESULTS

Net sales for the first quarter of 2007 were $158.8 million, compared to $185.0 million in the same quarter of 2006, a decrease of $26.2 million or 14.1%. During the quarter we experienced a slowdown in the North American market for home fitness equipment, which resulted in reduced sales in both our retail and direct channel by 45.2% and 11.7%, respectively. While consumer trends attributed to a significant decline in our retail and direct channel sales we also continue to add visibility of customer, channel and product level detail that has allowed us to better analyze our sales and margin information. As a result, we continue to evaluate our relationships with existing customers and have discontinued certain less profitable product offerings and limited offerings of products to certain channels to improve overall profitability and to reduce channel conflict.

Gross profit margin improved to 46.1% in the first quarter of 2007 compared to 42.9% in the same quarter of 2006 as a result of continuing improvements in our operational and manufacturing efficiency, our ability to reduce warranty costs by recovering a portion of such costs from our suppliers, and reducing cost of our internationally sourced products.

Quarterly operating income declined to $4.6 million or 2.9% of net sales compared to $8.7 million or 4.7% of net sales in the same period of 2006. Operating expenses as a percentage of sales were 500 basis points higher primarily due to the revenue shortfall. Operating expenses decreased $2.0 million, or 2.9%, from the year ago quarter. The increase in operating expenses as a percentage of sales was mostly reflected in the selling and marketing expense where we incurred incremental expense related to new advertising creative costs.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

The following tables present certain consolidated financial data as a percentage of net sales and statement of income data comparing results for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(in thousands)	2007	% of net sales	2006	% of net sales	$ change	% change
Net sales	$158,839	100.0%	$184,990	100.0%	$(26,151)	(14.1)%
Cost of sales	85,571	53.9%	105,678	57.1%	(20,107)	(19.0)%

Gross profit	73,268	46.1%	79,312	42.9%	(6,044)	(7.6)%
Operating expenses:
Selling and marketing	50,776	32.0%	52,154	28.2%	(1,378)	(2.6)%
General and administrative	13,323	8.4%	13,650	7.4%	(327)	(2.4)%
Research and development	3,215	2.0%	3,268	1.8%	(53)	(1.6)%
Royalties	1,319	0.8%	1,579	0.9%	(260)	(16.5)%

Total operating expenses	68,633	43.2%	70,651	38.2%	(2,018)	(2.9)%

Operating income	4,635	2.9%	8,661	4.7%	(4,026)	(46.5)%
Other Income (Expense):
Interest income	75	0.0%	138	0.1%	(63)	(45.7)%
Interest expense	(941)	(0.6)%	(589)	(0.3)%	(352)	59.8%
Other income, net	252	0.2%	15	0.0%	237	1580.0%

Total other expense	(614)	(0.4)%	(436)	(0.2)%	(178)	40.8%

Income before income taxes	4,021	2.5%	8,225	4.4%	(4,204)	(51.1)%
Income tax expense	1,557	1.0%	3,024	1.6%	(1,467)	(48.5)%

Net income	$2,464	1.6%	$5,201	2.8%	$(2,737)	(52.6)%

Net Sales

Fitness Equipment Business - The fitness equipment business designs, produces, markets and sells fitness products sold under the Nautilus, Bowflex, Schwinn Fitness, and StairMaster brand names. Depending on the brand, our fitness equipment is marketed and sold through the direct, commercial, and retail channels of distribution located in the Americas, which includes the U.S., Canada, Mexico and South America. Total net sales for the Fitness Equipment Business were $120.4 million in the first quarter of 2007 compared to $152.1 million in the same period of 2006, a decrease of $31.7 million or 20.8%. The decrease is primarily attributed to reduced sales in the North American market for home fitness equipment. In addition, the decrease is also a result of our analysis by customer, channel and product that resulted in exiting certain customer relationships along with discontinuing less profitable SKU offerings of products to certain channels in order to improve overall profitability. Specific channel net sales information is detailed below:

In the commercial channel, net sales remained relatively flat at $18.2 million in the first quarter of 2006 compared to $18.0 million in the same period of 2006. Sales in this channel primarily constitute those to commercial dealers, health clubs, hotels and living complexes. We experienced increasing demand for our commercial grade TreadClimber, which was offset by a decline in weight stack sales. The TreadClimber product overcame initial quality issues in 2006 and it has now become a strong selling product for our commercial customers. In addition, the Company introduced product enhancements on the Nautilus brand commercial bikes during the last half of 2006. During the most recent International Health, Racquet and Sports Club Association commercial show, which was held the last three days of the quarter, we received strong support for our commercial grade TreadClimber and our new recumbent bikes, as well as for our new Nautilus One strength line that is expected to begin shipping in the third quarter of 2007. As previously disclosed, we made a financial decision during 2006 to renegotiate terms and discounts with some of our commercial dealers in order to increase overall profitability within the channel. As a result of these negotiations we have realized a reduction in commercial dealer sales volumes.

In the retail channel, net sales decreased to $27.6 million as compared to $50.4 million last year, or 45.2%. Sales in this channel are primarily to various sporting good stores, warehouse clubs, department stores, fitness retail stores and independent bicycle dealers that typically sell health club-quality equipment to the end consumer for home and small business use. The decline in this channel is mainly due to softness in the consumer retail market for home fitness equipment. The home fitness market softness in the first quarter led to lower sales as our retail partners carried existing inventory through the quarter and did not make expected significant additional purchases. The decrease is also attributable to our strategy to discontinue less profitable product offerings and refine or eliminate of some customer relationships to improve overall channel profitability.

In the direct channel, net sales declined 11.7% to $73.9 million compared to $83.7 million last year. Sales in the direct channel consist of our Bowflex branded products and primarily include our rod-based home gyms, TreadClimber products, SelectTech dumbbells, and the Bowflex Revolution. The decrease in net sales is due to a combination of reduced advertising earlier in the quarter as a result of increased competition for media space and lower conversion rates due to the slow-down in the North American market for home fitness equipment. Sales increases in our Bowflex TreadClimber and the Bowflex Revolution were offset by softness in rod-based home gyms.

International Equipment Business Net sales from the International Equipment Business were $16.6 million in the first quarter of 2007 compared to $13.5 million in the same period of 2006, an increase of $3.1 million or 23.0%. The International Equipment Business represents sales outside of the Americas and consists primarily of commercial and retail sales. The increase in net sales is mainly due to expansion of the International Distributor business, expansion of the commercial sales channel in the four West European subsidiaries, and some currency translation benefit from a weaker U.S. dollar.

Fitness Apparel Business Net sales from the Fitness Apparel Business were $21.9 million in the first quarter of 2007 compared to $19.4 million in the same period of 2006, an increase of $2.5 million or 12.9%. The Fitness Apparel Business sells high quality fitness apparel and footwear for cyclists, runners and fitness enthusiasts. The revenue stream of the Fitness Apparel Business is generally seasonal with the first and third quarters having the highest sales and the second and fourth quarters having lower sales. Much of this is related to the timing of when our customers purchase inventory to stock their shelves. The increase in net sales is primarily due to increasing net sales of our core Pearl Izumi cycling and running apparel and cycling footwear products in the domestic market and in the international direct and distributor markets.

Gross Profit

As a result of lower net sales, total gross profit was $73.3 million in the first quarter of 2007 compared to $79.3 million in the same period of 2006, a decrease of $6.0 million or 7.6%. As a percentage of net sales, gross profit margin increased to 46.1% in the first quarter of 2007 compared to 42.9% in the comparable period of 2006. The increase is the result of increased financial visibility as provided by our information system, which allows us to better analyze our relationships with existing customers resulting in sales to more profitable customers. Additionally, we have been able to offset our warranty costs by recovering a portion of such costs from our suppliers. Further, as a result of procurement purchasing power, improving our operating efficiencies and sustaining engineering efforts we have continued to focus on reducing the cost of our sourced products from our Asian manufacturers.

Fitness Equipment Business Gross profit for the Fitness Equipment Business decreased primarily as a result of lower sales to $58.4 million in the first quarter of 2007 compared to $67.6 million in the same period of 2006. As a percentage of net sales, gross profit margins increased to 48.5% in the first quarter of 2007 compared to 44.5% in the comparable period of 2006. Factors affecting gross profit margin improvement included a reduction of our warranty costs due to an overall improvement in quality, and through the recovery of a portion of warranty costs from our Asian manufacturers. In addition, we realized reductions of the actual cost of our sourced products through various sustained engineering efforts and continued vendor contract negotiations as we seek strong partnerships with fewer vendors. These cost savings were offset slightly by an increase in freight costs and changes in both the sales channel and product sales mix within the product categories.

International Equipment Business Gross profit for the International Equipment Business was $5.2 million in the first quarter of 2007 compared to $3.4 million in the same period of 2006, an increase of $1.8 million or 52.9%. As a percentage of net sales, gross profit margin was 31.1% in the first quarter of 2007 compared to 25.4% in the comparable period of 2006. The increase in gross profit is primarily attributed to higher sales volume and product mix.

Fitness Apparel Business Gross profit for the Fitness Apparel Business was $9.7 million in the first quarter of 2007 compared to $8.3 million in the same period of 2006, an increase of $1.4 million or 16.9%. As a percentage of net sales, gross profit margin increased to 44.2% in the first quarter of 2007 compared to 42.5% in the comparable period of 2006. The increase in the profit margin is due to the mix of products sold by the Fitness Apparel Business and improved profit margins in the international direct business.

Operating Expenses

Selling and Marketing

Selling and marketing expenses were $50.8 million in the first quarter of 2007 compared to $52.2 million in the same period of 2006, a decrease of $1.4 million or 2.6%. The decrease is primarily due to the reduced sales volume offset by additional creative marketing production costs in our direct channel advertising, incremental commission’s expense related to our new affiliate sales program, and additional expenditures to continue to enhance our corporate and product websites.

General and Administrative

General and administrative expenses were $13.3 million in the first quarter of 2007 compared to $13.7 million in the same period of 2006, a decrease of $0.4 million or 2.4%. As a percentage of net sales, general and administrative expenses were 8.4% in the first quarter of 2007 compared to 7.4% in the same period of 2006. The decrease in expense is primarily due to continued cost savings across departments and reduced legal costs.

Research and Development

Research and development expenses were $3.2 million in the first quarter of 2007 compared to $3.3 million in the same period of 2006, a decrease of $0.1 million or 1.6%. As a percentage of net sales, research and development expenses were 2.0% in the first quarter of 2007 compared to 1.8% in the same period of 2006. The slight decrease in expense is due to reduced headcount as we aligned our research and development to support our current pace of product innovation, offset slightly by incremental expense associated with our new partnership with the National Association of Sports Medicine (“NASM”).

Royalties

Royalty expenses were $1.3 million in the first quarter of 2007 compared to $1.6 million in the same period of 2006. We have several agreements, which we are obligated to pay royalty fees on certain product sales. The decrease in our royalty expense is primarily a result of the purchase of a patent portfolio after which certain product sales no longer have associated royalties applicable to those patents, partially offset by an increase in sales volumes related to our Bowflex Revolution and TreadClimber.

Other Income (Expense)

Interest expense

Interest expense increased to $0.9 million in the first quarter of 2007 compared to interest expense of $0.6 million in the same period of 2006. The increase in interest expense is due to the increased average short-term borrowings outstanding during the first quarter of 2007 as compared to 2006.

Other income (expense), net

Net other income increased to $252,000 in the first quarter of 2007 from $15,000 in the same period of 2006 primarily due to additional foreign currency gains realized in the first quarter of 2007.

Income Tax Expense

The provision for income tax expense was $1.6 million in the first quarter of 2007 compared to $3.0 million in the same period of 2006, a decrease of $1.4 million or 46.7%. Our effective tax rate for the first quarter of 2007 was 38.7% compared to 36.8% in the same period of 2006. The increase in the effective tax rate was primarily due to discrete items.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2007, our operating activities generated $15.8 million in net cash compared to $30.0 million in the same period of the prior year. The decline from the prior year was primarily the result of increased cash collections on our trade receivables offset by an increase in inventory.

Net cash used in investing activities was approximately $2.7 million in the first three months of 2007 compared to cash provided by investing activities of $4.0 million in the same period of 2006. The change is primarily due to cash proceeds of approximately $6.1 million from the sale of our former headquarters building located in Vancouver, Washington in the first three months of 2006.

Net cash used in financing activities was $12.7 million in the first three months of 2007 compared to $32.4 million in the same period of the prior year. The decrease was primarily due to lower net payments on short-term borrowings.

We believe our existing cash and cash equivalents, cash generated from operations and borrowings available under our credit facilities will be sufficient to meet our capital requirements in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

As described in notes to the consolidated financial statements in our most recent Annual Report on Form 10-K, from time to time, we arrange for leases or other financing sources with third parties to enable certain of our commercial customers to purchase our commercial products. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At March 31, 2007 and December 31, 2006, the maximum contingent liability under all recourse provisions was approximately $1.4 million and $1.6 million, respectively.

In addition, we have an agreement with a financing company to provide second tier financing for our consumers. Refer to notes to the consolidated financial statements in our most recent Annual Report on Form 10-K for further discussion of the accounting treatment for these arrangements and the related disclosures, respectively.

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

During 2006 and into 2007 we have experienced increases in transportation costs due to increases in the price for fuel. To the extent these costs continue to increase and we are unable to pass these costs to the customer, our gross margins may be negatively impacted.

SEASONALITY

In general, based on historic trends, we expect our sales from fitness equipment products both in the U.S. and internationally to vary seasonally with sales typically the strongest in the fourth quarter, followed by the first and third quarters, and the weakest in the second quarter. Our analysis shows that such factors as the broadcast of national network season finales and seasonal weather patterns influence television viewership and cause our television commercials on national cable television to be less effective in the second quarter than in other periods of the year. In addition, during the spring and summer consumers tend to do more activities outside including exercise, which impacts sales of fitness equipment used indoors. Sales from our fitness apparel products are strongest in the first and third quarters and weakest during the fourth quarter. We expect the fluctuation in our net sales between our highest and lowest quarters to be approximately 40%.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. As described by the Securities Exchange Commission (“SEC”), critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of the company. There were no changes to our critical accounting estimates and assumptions in the three-month period ended March 31, 2007. Refer to our most recent Annual Report on Form 10-K for a complete description of our critical accounting estimates and assumptions.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, refer to Note 1 to our Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks since the filing of our 2006 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2007.

We hold our cash and cash equivalents primarily in bank deposits and in liquid debt instruments with maturity dates of less than one year. We are subject to concentration of credit risk as bank deposits may exceed federally insured limits.

FOREIGN EXCHANGE RISK

We are exposed to foreign exchange risk from currency fluctuations, mainly in Canada and Europe, due to sourcing of our products in the U.S. dollars and selling them primarily in Canadian dollars, Swiss Francs, and Euros. Given the relative size of our current foreign operations, the exposure to the exchange risk could have a material impact on the results of operations. Management estimates the maximum impact on stockholders’ equity of a ten percent change in any applicable foreign currency to be approximately $1.2 million.

INTEREST RATE RISK

Fluctuations in the general level of interest rates on our current variable rate credit agreements expose us to market risk. As of March 31, 2007, our outstanding borrowings under the credit facilities were $37.2 million and represented 25.9% of our total liabilities. Due to the short-term nature of these borrowings, management believes that any reasonably possible near-term changes in related interest rates would not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

We are involved in various claims, lawsuits and other proceedings from time to time. Such litigation involves uncertainty as to possible losses we may ultimately realize when one or more future events occur or fail to occur. We accrue and charge to income estimated losses from contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Differences between estimates recorded and actual amounts determined in subsequent periods are treated as changes in accounting estimates. The Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsels, outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative developments, and other factors. Due to numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly. A significant change in our estimates, or a result that materially differs from our estimates, could have a significant impact on our financial position, results of operations and cash flows.

In 2003, the Company sued Icon Health & Fitness, Inc. (“ICON”) in federal district court in Seattle, Washington for trademark infringement in connection with ICON’s use of the trademark “CrossBow” on exercise equipment. The District Court ruled in favor of the Company in July 2003 on a motion for preliminary injunction on the issue of trademark infringement and entered an order barring ICON from using the trademark “CrossBow” on any exercise equipment. That decision was subsequently affirmed by the Court of Appeals. A trial on the Company’s claims against ICON was pending in Seattle.

In November 2005, the Company proceeded to trial in Salt Lake City, Utah in a case filed by ICON Health & Fitness, Inc. (“ICON”) claiming false advertising involving the Company’s advertising and promotion going back to 1987 for certain elements of its Bowflex home gyms and claiming trademark infringement for the name placed on a treadmill belt sold in 2002. On November 15, 2005, the jury returned a verdict in favor of ICON in the amount of $7.8 million which the Court subsequently increased to $8.1 million. That case is on appeal to the Federal Circuit Court of Appeals.

On April 26, 2007, the Company and ICON settled all outstanding claims between the parties in federal court in Salt Lake City, Utah, Seattle, Washington, and before the Federal Circuit Court of Appeals. Both the Company and ICON will be filing dismissals of their respective lawsuits against each other. This settlement cleared the previous contingent liability claim of $8.1 million and ICON granted the Company use of certain intellectual property for the Company’s use in product development and enhancement.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors identified in our annual report on Form 10-K for the year-ended December 31, 2006.

Item 6.	Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description
3.1	Amendment to Amended and Restated Bylaws of the Company - Incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K, as filed with the Commission on January 31, 2007.

10.1	2007 Compensation of Executive Officers - Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on January 31, 2007.

10.2	Purchase Option Agreement, dated January 31, 2007, by and between the Company and Treuriver Investments Limited – Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission on March 16, 2007. Confidential treatment has been requested for certain portions of this exhibit.

10.3	Purchase Option Agreement, dated January 31, 2007, by and between the Company and Land America Health & Fitness Co., Ltd. – Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission on March 16, 2007. Confidential treatment has been requested for certain portions of this exhibit.

10.4	Credit Agreement dated as of February 14, 2007, by and among the Company, certain of the Company’s subsidiaries named therein, Bank of America, N.A., as administrative agent, swingline lender and L/C issuer, U.S. Bank, National Association, as syndication agent and Keybank National Association, as documentation agent – Incorporated by Reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 20, 2007.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.

May 8, 2007	By:	/s/ Greggory C. Hammann
Date		Greggory C. Hammann, Chairman, Chief Executive
Officer and President (Principal Executive Officer)

May 8, 2007	By:	/s/ William D. Meadowcroft
Date		William D. Meadowcroft, Chief Financial Officer,
Treasurer and Secretary (Principal Financial Officer)

May 8, 2007	By:	/s/ Aaron G. Atkinson
Date		Aaron G. Atkinson, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amendment to Amended and Restated Bylaws of the Company - Incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K, as filed with the Commission on January 31, 2007.

10.1	2007 Compensation of Executive Officers - Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on January 31, 2007.

10.2	Purchase Option Agreement, dated January 31, 2007, by and between the Company and Treuriver Investments Limited – Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission on March 16, 2007. Confidential treatment has been requested for certain portions of this exhibit.

10.3	Purchase Option Agreement, dated January 31, 2007, by and between the Company and Land America Health & Fitness co., Ltd. – Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission on March 16, 2007. Confidential treatment has been requested for certain portions of this exhibit.

10.4	Credit Agreement dated as of February 14, 2007, by and among the Company, certain of the Company’s subsidiaries named therein, Bank of America, N.A., as administrative agent, swingline lender and L/C issuer, U.S. Bank, National Association, as syndication agent and Keybank National Association, as documentation agent – Incorporated by Reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 20, 2007.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002