Form 10-Q
period 2007-06-30
NAUTILUS, INC.
filed 2007-08-13
CIK 1078207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Number of shares of issuer’s common stock outstanding as of August 1, 2007: 31,545,136

NAUTILUS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NAUTILUS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,850	$4,262
Trade receivables (net of allowance for doubtful accounts of $4,258 and $3,983 at June 30, 2007 and December 31, 2006, respectively)	77,025	137,714
Inventories	92,475	75,832
Prepaid expenses and other current assets	18,591	23,093
Short-term notes receivable	2,594	2,461
Assets held for sale	1,677	1,677
Deferred tax assets	6,744	5,722

Total current assets	204,956	250,761
PROPERTY, PLANT AND EQUIPMENT (at cost, net of accumulated depreciation of $57,884 and $51,262 at June 30, 2007 and December 31, 2006, respectively)	51,003	52,658
GOODWILL	65,326	65,037
INTANGIBLE AND OTHER ASSETS, net	74,554	56,486

TOTAL ASSETS	$395,839	$424,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$39,806	$61,375
Accrued liabilities	26,599	31,444
Short-term borrowings	48,100	47,500
Income taxes payable	242	4,551
Customer deposits	2,301	2,229
Current portion of long-term debt	295	259

Total current liabilities	117,343	147,358
LONG TERM PORTION OF LONG TERM DEBT	3,980	4,158
NONCURRENT DEFERRED TAX LIABILITIES	15,410	16,792
LONG-TERM TAXES PAYABLE	3,441	—
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock – no par value, 75,000 shares authorized; 31,545 and 31,482 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	3,250	1,026
Retained earnings	247,360	251,418
Accumulated other comprehensive income	5,055	4,190

Total stockholders’ equity	255,665	256,634

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$395,839	$424,942

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NET SALES	$117,073	$137,613	$275,912	$322,602
COST OF SALES	71,577	77,022	157,146	182,699

Gross profit	45,496	60,591	118,766	139,903

OPERATING EXPENSES:
Selling and marketing	44,115	43,111	94,893	95,266
General and administrative	13,360	12,243	26,683	25,892
Research and development	2,723	2,532	5,938	5,800
Royalties	1,389	1,116	2,707	2,695
Litigation settlement	(18,300)	—	(18,300)	—

Total operating expenses	43,287	59,002	111,921	129,653

OPERATING INCOME	2,209	1,589	6,845	10,250
OTHER INCOME (EXPENSE):
Interest income	24	86	43	224
Interest expense	(866)	(250)	(1,751)	(839)
Other income, net	536	1,207	787	1,222

Total other income (expense)	(306)	1,043	(921)	607

INCOME BEFORE INCOME TAXES	1,903	2,632	5,924	10,857
INCOME TAX EXPENSE	793	961	2,349	3,985

NET INCOME	$1,110	$1,671	$3,575	$6,872

EARNINGS PER SHARE:
BASIC	$0.04	$0.05	$0.11	$0.21
DILUTED	$0.04	$0.05	$0.11	$0.21
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	31,545	32,803	31,527	32,800
DILUTED	31,685	32,997	31,707	32,986

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,575	$6,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,835	8,610
Stock-based compensation	1,392	1,370
Litigation settlement	(18,300)	—
(Gain) loss on sale of property, plant and equipment	(22)	72
Income tax effect of stock-based compensation	(77)	—
Deferred income taxes	(1,848)	(595)
Foreign currency transaction gain	(616)	(1,205)
Changes in assets and liabilities:
Trade receivable	61,103	19,681
Inventories	(16,341)	21,594
Prepaid expenses and other current assets	4,433	1,764
Trade payables	(21,681)	(12,194)
Accrued liabilities	(5,026)	(2,107)
Income taxes payable	(2,835)	(925)
Customer deposits	63	(1,036)

Net cash provided by operating activities	11,655	41,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,880)	(5,011)
Proceeds from sale of property, plant and equipment, and assets held for sale	32	6,064
Increase in other assets	(566)	(2,094)
Net increase in notes receivable	(133)	(13)

Net cash used in investing activities	(5,547)	(1,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid on common stock	(6,311)	(6,560)
Proceeds from exercise of stock options	756	335
Income tax effect of stock-based compensation	77	—
Net increase (decrease) in short-term borrowings	600	(36,747)
Principal payments on long-term debt	(142)	(480)

Net cash used in financing activities	(5,020)	(43,452)

Net effect of foreign currency exchange rate changes	500	464

Net increase (decrease) in cash and cash equivalents	1,588	(2,141)
Cash and cash equivalents, beginning of period	4,262	7,984

Cash and cash equivalents, end of period	$5,850	$5,843

Supplemental Disclosures:
Cash paid for interest	$1,666	$919

Cash paid for income taxes	$6,973	$5,701

See notes to consolidated financial statements

NAUTILUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements relate to Nautilus, Inc. and its subsidiaries (the “Company”) as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006. The consolidated financial statements of the Company include the accounts of Nautilus, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

The financial information included herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

Use of Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosure of contingent assets and liabilities in the financial statements. Actual results could differ from those estimates. A description of our significant estimates and assumptions can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Reclassifications

Prior year amounts of interest income and interest expense which were presented net have been reclassified to conform to the current year presentation within the consolidated statements of income. This change had no impact on previously reported operating income, net income or stockholders’ equity.

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

2.	SHARE BASED COMPENSATION

Stock Options

A summary of the Company’s stock option plan activity for the six months ended June 30, 2007 is as follows:

(in thousands, except per share amounts)	Total Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,568	$16.44
Granted	679	15.82
Forfeited or canceled	(262)	17.54
Expired	(181)	25.12
Exercised	(63)	11.97		$364

Outstanding at June 30, 2007	2,741	$15.71	6.20	$1,202

Vested and expected to vest at June 30, 2007	1,730	$15.53	6.12	$945

Exercisable at June 30, 2007	1,088	$15.45	5.97	$728

The fair value of the Company’s option awards was estimated assuming the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Expected life (years)	4.75	4.75	4.75	4.75
Risk-free interest rate	4.60%	5.00%	4.60%	4.80%
Expected dividend yield	2.80%	2.50%	2.70%	2.40%
Expected volatility	43%	44%	43%	44%

The weighted average grant-date fair value of stock options granted during the six month periods ended June 30, 2007 and 2006 was $5.50 and $5.56 respectively for stock options granted. The total fair value of options vested during the six month periods ended June 30, 2007 and 2006 was $0.1 million and $2.0 million, respectively. The total unrecognized compensation cost related to nonvested options was $6.3 million at June 30, 2007. This cost is expected to be recognized over a weighted-average period of 2.55 years.

Performance Units

A summary of the Company’s performance unit activity as of June 30, 2007, and changes during the six month period ended June 30, 2007, are as follows:

(in thousands, except per share amounts)	Performance Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	174	$12.52 – 17.70
Granted	45	16.10 – 16.80
Forfeited or canceled	(13)	15.15 – 16.10
Expired	—	—
Exercised	—	—

Outstanding at June 30, 2007	206	$12.52 – 17.70

At June 30, 2007 and 2006 there were approximately $3.6 million and $2.7 million, respectively, of total unrecognized share-based compensation costs related to performance units with intrinsic value of zero in both periods. None of the performance units were vested at June 30, 2007 and 2006. The Company recorded a reduction in compensation expense of $37,000 and $112,000 during the three month periods ended June 30, 2007 and 2006, respectively, as a result of determining the performance units would not meet their targets and would therefore not vest. The Company recorded no compensation expense during the six month periods ended June 30, 2007 and 2006, respectively.

3.	INVENTORIES

Inventories consisted of the following:

(in thousands)	June 30, 2007	December 31, 2006
Finished goods	$68,968	$55,235
Work-in-process	1,421	1,154
Raw materials	8,477	9,440
Parts and components	13,609	10,003

Inventories	$92,475	$75,832

Inventories are stated at the lower of standard cost or market. The Company evaluates the need for inventory valuation adjustments associated with obsolete, slow-moving and not saleable inventory by reviewing current transactions and forecasted product demand on a monthly basis.

4.	INTANGIBLE AND OTHER ASSETS

Intangible assets, exclusive of goodwill, consisted of the following:

(in thousands)	Estimated Useful Life (in years)	June 30, 2007	December 31, 2006
Intangible assets:
Indefinite life trademarks	N/A	$37,523	$37,523
Patents	1 to 17	25,997	7,697
Customer base	8	3,400	3,400
Developed technology	4	2,500	2,500
Non-compete agreements	3	1,813	1,647

Total intangible assets		71,233	52,767
Accumulated amortization:
Patents		(1,093)	(730)
Customer base		(843)	(631)
Developed technology		(1,240)	(927)
Non-compete agreements		(1,309)	(916)

Total accumulated amortization		(4,485)	(3,204)

Intangible assets, net		66,748	49,563
Other assets		7,806	6,923

Intangible and other assets, net		$74,554	$56,486

Identifiable intangible assets such as license agreements, patents, and trademarks are recorded at cost or when acquired as part of a business combination, at estimated fair value and are amortized straight-line over the period they provide the Company with economic benefit. The amortization expense for the next five full succeeding years is estimated at $3.7 million, $3.2 million, $2.9 million, $2.9 million, and $2.9 million.

The $18.3 million increase in the patent intangible asset is due to the ICON Health & Fitness, Inc. litigation settlement described in Note 9 that has been valued at $18.3 million. This settlement allows for the Company to use a variety of fitness equipment patents and technologies. This intangible asset value will be amortized over the useful life of the technologies granted through this settlement.

5.	ACCRUED LIABILITIES

Accrued liabilities in excess of five percent of total current liabilities consisted of accrued warranty expense of $8.5 million and $9.8 million at June 30, 2007 and December 31, 2006, respectively, and accrued payroll of $6.1 million and $7.1 million at June 30, 2007 and December 31, 2006, respectively.

The decline in accrued payroll was due primarily to the Company changing its personal time off (“PTO”) policy. The revisions to the PTO policy included increasing the number of days of PTO an employee earns and eliminating a provision to allow carryover and payout of PTO upon termination. The impact was a $1.2 million decrease in expenses during the second quarter 2007.

6.	LINE OF CREDIT AND OTHER DEBT

In February 2007, the Company paid off the outstanding balances under the $65 million facility that it entered in fiscal 2005 as well as the $25 million facility that it entered into October 2006. Thereafter, the Company entered into a new revolving credit agreement (the “Facility”) with several financing institutions. The Facility provides for an unsecured revolving credit facility to include revolving loans and a $10 million swing line, for a maximum commitment amount of $125 million with an option to increase the facility to $175 million. The Facility expires on February 14, 2012 and is intended for general corporate purposes, working capital requirements, financing permitted acquisitions and share repurchases.

The Facility provides for either Base Rate or Eurodollar Rate loans with each revolving loan in the principal amount of $2.5 million or in increments of $0.5 million in excess thereof. It also allows for swing loans in minimum amounts of $0.1 million subject to its sub-limit of $10.0 million for a duration of up to ten business days, and letters of credit in the minimum amount of $0.1 million. Base rate revolving loans bear interest at the higher of the Federal Funds rate plus 0.5% or the prime rate per annum; Eurodollar revolving loans bear interest at the Eurodollar Rate plus a margin ranging from 0.75% to 1.5% per annum; swing line loans bear interest at the Base Rate minus a margin ranging from 1.15% to 1.9% per annum. The Facility includes a commitment fee ranging from 0.75% to 3.0% per annum for the unused portion of the commitment.

The Facility requires Pearl Izumi, a wholly-owned subsidiary of the Company, to be a guarantor; other domestic subsidiaries may be required to become guarantors under certain circumstances. The Facility also contains certain financial and non-financial covenants which include a consolidated leverage ratio, a consolidated asset coverage ratio, and a requirement to maintain a minimum consolidated Earnings Before Income Tax, Depreciation and Amortization, or EBITDA. As of June 30, 2007, the Company was in compliance with its debt covenants.

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

Comprehensive income was as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$1,110	$1,671	$3,575	$6,872
Foreign currency translation adjustments	566	1,240	865	1,051

Comprehensive income	$1,676	$2,911	$4,440	$7,923

8.	EARNINGS PER SHARE

The calculation of the number of outstanding shares is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Basic shares outstanding	31,545	32,803	31,527	32,800
Dilutive effect of stock options	140	194	180	186

Diluted shares outstanding	31,685	32,997	31,707	32,986

Antidilutive stock options *	2,174	1,843	1,909	1,765
Net income	$1,110	$1,671	$3,575	$6,872

Earnings per share:
Basic	$0.04	$0.05	$0.11	$0.21

Diluted	$0.04	$0.05	$0.11	$0.21

*	Stock options not included in the calculation of diluted earnings per share for each respective period because they would be antidilutive.

9.	COMMITMENTS AND CONTINGENCIES

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

On April 26, 2007, the Company and ICON Health & Fitness (“ICON”) settled a series of pending lawsuits between the parties. This settlement included a number of claims and lawsuits between ICON and the Company going back to 2002-2003, and which were pending in federal courts in Salt Lake City, Utah, and Seattle, Washington, and before the Federal Circuit Court of Appeals. Both the Company and ICON have filed dismissals of their respective lawsuits against each other. This settlement and dismissals cleared the previous contingent liability claim of $8.1 million against the Company following a trial in November 2005 in Salt Lake City, and ICON granted the Company use of certain intellectual property for the Company’s use in product development and enhancement valued at $18.3 million.

In October 2006, the Company filed a complaint in the Superior Court for Clark County, Washington against Gately’s LLC seeking damages in the amount of $5.1 million plus interest, attorney’s fees and costs, for collection of outstanding accounts receivable for product purchased by Gately’s. This case has been dismissed and refiled by the Company in state court in Boulder County, Colorado. It is currently being litigated and is in the discovery stage. In its answer to the complaint, Gately’s has asserted defenses to payment and counterclaims against Nautilus in an unspecified amount. Trial is currently scheduled for November 2007.

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

Guarantees

From time to time the Company arranges for commercial leases or other financing sources with third parties to enable certain of its commercial customers to purchase the Company’s commercial products. As a result, at June 30, 2007 and December 31, 2006, the maximum contingent liability under all recourse and guarantee provisions was approximately $1.3 million and $1.6 million, respectively. At June 30, 2007, lease terms on outstanding commercial customer financing arrangements were between 3 and 5 years. A reserve for estimated losses under recourse provisions of approximately $0.1 million and $0.1 million was recorded based on historical loss experience and was included in accrued expenses at June 30, 2007 and December 31, 2006, respectively.

The Company has an agreement with a financing company to provide second tier financing for its consumers. Generally, funding for this reserve comes from a percentage of each sale held back by the financing company. In the event that the financing company experiences higher consumer default rates than specified under our contract, the Company will be required to pay an additional amount to the financing company. At June 30, 2007 and December 31, 2006, the Company accrued approximately $0.7 million and $0.3 million, respectively, for this liability which is recorded as part of accrued liabilities.

Commitments

At June 30, 2007, the Company had approximately $2.3 million in outstanding commercial letters of credit expiring between December 31, 2007 and 2008.

Given that the majority of its inventory is sourced from Asia, the Company has long lead times for inventory purchases and therefore needs to secure factory capacity from its vendors in advance. As a result, at June 30, 2007, the Company had approximately $49.6 million in purchase obligations most of which were for inventory purchases.

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

The three business segments are supported by teams that provide services to support the entire enterprise including finance and reporting, legal, human resources, and other centralized functions. Management does not allocate expenses from the centralized functions to the business segments. As a result, the business segments operating results are reviewed based on revenue and gross profit.

Net sales from external customers for the Company’s consolidated operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Fitness Equipment Business	$84,567	$108,876	$204,967	$260,919
International Equipment Business	17,967	14,904	34,540	28,418
Fitness Apparel Business	14,539	13,833	36,405	33,265

Net Sales	$117,073	$137,613	$275,912	$322,602

Gross profit from external customers for the Company’s consolidated operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Fitness Equipment Business	$33,872	$50,325	$92,183	$117,934
International Equipment Business	5,463	4,043	10,748	7,479
Fitness Apparel Business	6,161	6,223	15,835	14,490

Gross Profit	$45,496	$60,591	$118,766	$139,903

Assets from the Company’s three operating segments were as follows:

(in thousands)	June 30, 2007	December 31, 2006
Fitness Equipment Business	$265,905	$298,459
International Equipment Business	38,759	37,052
Fitness Apparel Business	91,175	89,431

	$395,839	$424,942

11.	PURCHASE OPTION AGREEMENTS

On June 29, 2007 the Company announced the exercise of an option to purchase substantially all the assets of its largest contract manufacturer, Land America Health and Fitness Co., Ltd, an entity organized under the laws of the Peoples Republic of China, and a related trading company, Treuriver Investments Limited, an entity organized under the laws of the British Virgin Islands. The Company expects to pay approximately $72 million in cash for the assets, adjusted for the amounts of fixed assets and inventory held on the closing date. The closing is anticipated to occur on or about January 2, 2008. In connection with the purchase, the Company made payments of $6.0 million and on July 2, 2007 deposited an additional $30 million into an escrow account. Upon closing, these amounts will be applied to the total purchase price for the assets. The Company also has a formal supplier relationship with the sellers that guarantees certain volumes and pricing for products and provides a rebate program until the close of the purchase.

12.	INCOME TAXES

The Company adopted the provisions of FIN 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $1.3 million through a charge to retained earnings. Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions was a liability of $3.2 million resulting from unrecognized tax benefits. If the Company’s positions are sustained by the taxing authority in favor of the Company, approximately $2.6 million would reduce the Company’s effective tax rate.

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

The Company believes it is reasonably possible that, within the next 12 months, $1.0 million of previously unrecognized tax benefits related to domestic filing positions, of which $0.7 million would reduce the Company’s effective tax rate, will be recorded primarily as a result of the expiration of federal and state statutes of limitation.

As of June 30, 2007, there have been no material changes to the liability for uncertain tax positions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or conditions, including any statements regarding anticipated sales growth across markets, distribution channels, and product categories, expenses and gross margins, expense as a percentage of revenue, anticipated earnings, new product introductions, acquisition of manufacturing operations in Asia, future capital expenditures, anticipated tax benefits, financing and working capital requirements and resources. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in our most recent Annual Report on Form 10-K. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

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

SUMMARY OF THE SECOND QUARTER 2007 RESULTS

Net sales for the second quarter of 2007 were $117.1 million, compared to $137.6 million in the same quarter of 2006, a decrease of 14.9%. Gross profit margins decreased to 38.9% in the second quarter of 2007, compared to 44.0% in the same quarter of 2006, as a result of changes in product and channel mix and lower sales within the retail and direct channels due to a soft North American home market for home exercise strength products. The Company settled a lawsuit and obtained access to certain intellectual properties that were valued at $18.3 million and are recorded as a reduction to operating expenses. These factors led to higher quarterly operating income of $2.2 million or 1.9% of net sales compared to $1.6 million or 1.2% of net sales in the second quarter of 2006. Diluted earnings per share for the quarter were 4 cents, compared to 5 cents a year ago.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

The following tables present certain consolidated financial data as a percentage of net sales and statement of income data comparing results for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
(In Thousands)	2007	% of net sales	2006	% of net sales	$ change	% change
Net sales	$117,073	100.0%	$137,613	100.0%	$(20,540)	-14.9%
Cost of sales	71,577	61.1%	77,022	56.0%	(5,445)	-7.1%

Gross profit	45,496	38.9%	60,591	44.0%	(15,095)	-24.9%

Operating expenses:
Selling and marketing	44,115	37.7%	43,111	31.3%	1,004	2.3%
General and administrative	13,360	11.4%	12,243	8.9%	1,117	9.1%
Research and development	2,723	2.3%	2,532	1.8%	191	7.5%
Royalties	1,389	1.2%	1,116	0.8%	273	24.5%
Litigation settlement	(18,300)	-15.6%	—	0.0%	(18,300)	0%

Total operating expenses	43,287	37.0%	59,002	42.9%	(15,715)	-26.6%

Operating income	2,209	1.9%	1,589	1.2%	620	39.0%
Interest income	24	0.0%	86	0.1%	(62)	-72.1%
Interest expense	(866)	-0.7%	(250)	-0.2%	(616)	-247.0%
Other income, net	536	0.5%	1,207	0.9%	(671)	-55.6%

Total other income	(306)	-0.3%	1,043	0.8%	(1,349)	-129.3%

Income before income taxes	1,903	1.6%	2,632	1.9%	(729)	-27.7%
Income tax expense	793	0.7%	961	0.7%	(168)	-17.4%

Net income	$1,110	0.9%	$1,671	1.2%	$(561)	-33.6%

Net Sales

Fitness Equipment Business The fitness equipment business designs, produces, markets and sells fitness products under the Nautilus, Bowflex, Schwinn Fitness, and StairMaster brand names. Depending on the brand, our fitness equipment is marketed and sold through the direct, commercial and retail channels of distribution located in the Americas, which includes the U.S., Canada, Mexico and South America. Total net sales for the Fitness Equipment Business were $84.6 million in the second quarter of 2007 compared to $108.9 million in the same period of 2006, a decrease of $24.3 million or 22.3%. The decrease is primarily attributable to reduced sales in the North American market for home strength fitness equipment. Specific channel net sales information is detailed below:

In the commercial channel, net sales were $18.0 million in the second quarter of 2007 compared to $16.2 million in the same period of 2006, an increase of $1.8 million or 11.1%. Sales in this channel primarily constitute those to commercial dealers, health clubs, hotels and living complexes. The increase in commercial channel sales was a result of increased demand for the Nautilus brand commercial bikes introduced during 2007 as well as increased demand for our commercial grade TreadClimber, Schwinn IC bikes and our successful line of StairMaster steppers. The Company continued its strategy from the first quarter to improve overall channel profitability by identifying and reducing less profitable product offerings and customer relationships.

In the retail channel, net sales were $12.2 million in the second quarter of 2007 compared to $32.6 million in the same period of 2006, a decrease of $20.4 million or 62.6%. Sales in this channel are primarily to various sporting good stores, warehouse clubs, department stores, fitness retail stores and independent bicycle dealers that typically sell health club-quality equipment to the end consumer for home and small business use. The decline in this channel is mainly due to softness in the North American retail market for strength fitness equipment where we have historically sold our rod-based home gyms. Softness in the home fitness market in the second quarter led to lower sales as our retail partners carried existing inventory into the quarter and did not make significant additional purchases due to sell-through issues. We believe there is a correlation between sales of fitness equipment and domestic housing starts and believe recent softness in housing is negatively impacting our consumer sales.

Sales of our rod-based Bowflex products decreased significantly from the prior year period due to remaining inventory from multiple introductions of these rod-based products into the channel from the prior year.

In the direct channel, net sales were $53.8 million in the second quarter of 2007 compared to $60.1 million in the same period of 2006, a decrease of $6.3 million or 10.5%. Sales in the direct channel consist of our Bowflex branded products and primarily include our rod-based home gyms, TreadClimbers, SelectTech dumbbells, and the Revolution. The decrease in net sales is due to a combination of reduced advertising earlier in the quarter as a result of increased competition for media space, lower conversion rates due to the slow-down in the North American market for home fitness equipment resulting in an overall decrease in sales of our rod-based home gyms, and the presence of rod-based products marketed through the internet in violation of our retail agreements with certain customers. This decrease was offset by an increase in sales volume for our TreadClimbers and the Revolution due to additional media support in the second quarter for those products.

International Equipment Business Net sales from the International Equipment Business were $18.0 million in the second quarter of 2007 compared to $14.9 million in the same period of 2006, an increase of $3.1 million or 20.8%. The International Equipment Business represents equipment sales outside of the Americas and includes primarily commercial and retail sales. The increase in net sales is due to expansion of our commercial sales channel in our four western European subsidiaries and distributor business following the successful introduction of the TreadClimber in international sales markets in the third quarter of 2006. In addition, the International Equipment business continues to have commercial channel success in the new subsidiary in China.

Fitness Apparel Business Net sales from the Fitness Apparel Business were $14.5 million in the second quarter of 2007 compared to $13.8 million in the same period of 2006, an increase of $0.7 million or 5.1%. The Fitness Apparel Business sells high quality fitness apparel and footwear for cyclists, runners and fitness enthusiasts. The revenue stream of the Fitness Apparel Business is generally seasonal with the first and third quarters having the highest sales and the second and fourth quarters having lower sales. Much of this is related to the timing of customer’s seasonal inventory purchases. The increase in net sales is primarily due to an increase of our core Pearl Izumi cycling and running apparel and cycling footwear products in the domestic market and in the international direct markets. In addition, we now operate twelve retail stores and an internet site, which have contributed to the sales increase in the Fitness Apparel Business.

Gross Profit

As a result of lower net sales, total gross profit was $45.5 million in the second quarter of 2007 compared to $60.6 million in the same period of 2006, a decrease of $15.1 million or 24.9%. As a percentage of net sales, gross profit margins decreased to 38.9% in the second quarter of 2007 compared to 44.0% in the comparable period of 2006. The decrease is primarily the result of changes in product and channel mix as well as overall volume of sales, offset by cost reductions implemented as part of our cost control and containment efforts within our owned manufacturing facilities and with our foreign manufacturing partners. Sales in the International Equipment Business which generally have a lower gross margin increased, while sales declined in the Fitness Equipment Business, which traditionally has a higher gross margin. These items were offset by reductions in our warranty costs by recovering a portion of such costs from our suppliers. Further, we have reduced the cost of products sourced from our Asian manufacturing partners and we continue to focus on improving operating efficiencies.

Fitness Equipment Business Gross profit for the Fitness Equipment Business decreased, primarily as a result of lower sales, to $33.9 million in the second quarter of 2007 compared to $50.3 million in the same period of 2006. As a percentage of net sales, gross profit margins decreased to 40.1% in the second quarter of 2007 compared to 46.2% in the comparable period of 2006. Factors affecting gross profit margin are primarily related to sales channel and product sales mix and promotions in the direct and retail channels. These items were offset by a reduction of our warranty costs due to an overall improvement in quality and the recovery of a portion of warranty costs from our Asian manufacturers, and through reductions of the actual cost of our sourced products through various sustained engineering efforts and continued vendor contract negotiations as we seek strong partnerships with fewer vendors.

International Equipment Business Gross profit for the International Equipment Business was $5.5 million in the second quarter of 2007 compared to $4.0 million in the same period of 2006, an increase of $1.5 million or 37.5%. As a percentage of net sales, gross profit margin was 30.6% in the second quarter of 2007 compared to 26.8% in the comparable period of 2006. The increase in gross profit is the result of a better sales mix in the retail channel, improved margins by selling direct in China and in the Australia direct channel rather than through a distributor.

Fitness Apparel Business Gross profit for the Fitness Apparel Business was $6.2 million in the second quarter of 2007 compared to $6.2 million in the same period of 2006. As a percentage of net sales, gross profit margin decreased to 42.8% in the second quarter of 2007 compared to 45.0% in the comparable period of 2006. The decrease in profit margin percentage is due to the mix of products sold.

Operating Expenses

Selling and Marketing

Selling and marketing expenses were $44.1 million in the second quarter of 2007 compared to $43.1 million in the same period of 2006, an increase of $1.0 million or 2.3%. The increase is the result of increased expenses within the International Equipment and Apparel businesses, including expansion into new markets for International equipment (China and Australia) and new retail stores for the Apparel business. These increases were offset in the Fitness Equipment business by reductions in direct channel marketing expenses and financing fees due to volume reductions offset by additional contracted services with new marketing partner contracts entered into during the second quarter of 2007. As a percentage of net sales, selling and marketing expenses were 37.7% in the second quarter of 2007 compared to 31.3% in the same period of 2006. The increase as a percent of net sales is due to lower conversion rates within the direct channel primarily for rod-based home gyms.

General and Administrative

General and administrative expenses were $13.4 million in the second quarter of 2007 compared to $12.2 million in the same period of 2006, an increase of $1.2 million or 9.8%. As a percentage of net sales, general and administrative expenses were 11.4% in the second quarter of 2007 compared to 8.9% in the same period of 2006. The increase in expense is primarily due to increased salary and wages in the current period and lower expenses in the second quarter of 2006 related to the reversal of the bonus accrued in the first quarter of 2006.

Research and Development

Research and development expenses were $2.7 million in the second quarter of 2007 compared to $2.5 million in the same period of 2006, an increase of $0.2 million or 8.0%. As a percentage of net sales, research and development expenses were 2.3% in the second quarter of 2007 compared to 1.8% in the same period of 2006. The increase in expense is due to increases in wages, recruiting, prototyping expenses and contracted services for our research and development focus on introducing the Nautilus One and other new products.

Royalties

Royalty expenses were $1.4 million in the second quarter of 2007 compared to $1.1 million in the same period of 2006. We have several agreements under which we are obligated to pay royalty fees on certain product sales. The increase in our royalty expense is primarily a result of increased sales volumes related to our Bowflex TreadClimber and Nautilus Commercial TreadClimber products. As a percentage of net sales, royalty expenses were 1.2% in the second quarter of 2007 compared to 0.8% in the same period of 2006. This increase is a result of product mix with a higher portion of total net sales of our Bowflex Revolution and TreadClimber products.

Litigation Settlement

During the second quarter of 2007, we settled a lawsuit with ICON Health & Fitness, Inc. and as a result we received the rights to utilize a variety of fitness equipment related patents and technologies. We have utilized external experts to assist in valuing those assets and recorded them as a reduction to operating expenses of $18.3 million.

Other Income (Expense)

Interest Expense

Interest expense increased to $0.9 million in the second quarter of 2007 compared to $0.3 million in the same period of 2006. The increase in interest expense is due to the increased average short-term borrowings outstanding during the second quarter of 2007 as compared to 2006.

Other Income, net

Net other income decreased to $0.5 million in the second quarter of 2007 from $1.2 million in the comparable period of 2006. The decrease is due to the lower foreign currency gains in 2007 realized by the Company.

Income Tax Expense

The provision for income taxes was $0.8 million in the second quarter of 2007 compared to $1.0 million in the same period of 2006, a decrease of $0.2 million or 20.0%. Our effective tax rate for the second quarter of 2007 was 41.7% compared to 36.5% in the same period of 2006. The increase in our effective tax rate was primarily due to discrete items consisting of current year interest and penalty in prior year’s liabilities as required by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).

SUMMARY OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2007

Net sales for the first six months of 2007 were $275.9 million, compared to $322.6 million for the same period of 2006, a decrease of 14.5%. Gross profit margins decreased to 43.0% in the first six months of 2007, compared to 43.4% in the same period of 2006, as a result of changes in product and channel mix and lower sales within the retail and direct channels due to a soft North American home market for home exercise strength products. The Company settled a lawsuit and obtained access to certain intellectual properties that were valued at $18.3 million and are recorded as a reduction to operating expenses. As a result of lower sales, offset by the litigation settlement, we realized lower operating income for the first six months of 2007 of $6.8 million or 2.5% of net sales compared to $10.3 million or 3.2% of net sales for the prior year comparable period. Diluted earnings per share for the first six months of 2007 were 11 cents, compared to 21 cents a year ago.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

The following tables present certain consolidated financial data as a percentage of net sales and statement of income data comparing results for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
(In Thousands)	2007	% of net sales	2006	% of net sales	$ change	% change
Net sales	$275,912	100.0%	$322,602	100.0%	$(46,690)	-14.5%
Cost of sales	157,146	57.0%	182,699	56.6%	(25,553)	-14.0%

Gross profit	118,766	43.0%	139,903	43.4%	(21,137)	-15.1%

Operating expenses:
Selling and marketing	94,893	34.4%	95,266	29.5%	(373)	-0.4%
General and administrative	26,683	9.7%	25,892	8.0%	791	3.1%
Research and development	5,938	2.2%	5,800	1.8%	138	2.4%
Royalties	2,707	1.0%	2,695	0.8%	12	0.4%
Litigation settlement	(18,300)	-6.6%	—	0.0%	(18,300)	0.0%

Total operating expenses	111,921	40.6%	129,653	40.2%	(17,732)	-13.7%

Operating income	6,845	2.5%	10,250	3.2%	(3,405)	-33.2%
Interest income	43	0.0%	224	0.1%	(181)	-80.4%
Interest expense	(1,751)	-0.6%	(839)	-0.3%	(912)	-108.7%
Other income, net	787	0.3%	1,222	0.4%	(435)	-35.6%

Total other income (expense)	(921)	-0.3%	607	0.2%	(1,528)	-251.7%

Income before income taxes	5,924	2.1%	10,857	3.4%	(4,933)	-45.4%
Income tax expense	2,349	0.9%	3,985	1.2%	(1,636)	-41.0%

Net income	$3,575	1.3%	$6,872	2.1%	$(3,297)	-48.0%

Net Sales

Fitness Equipment Business The fitness equipment business designs, produces, markets and sells fitness products under the Nautilus, Bowflex, Schwinn Fitness, and StairMaster brand names. Total net sales for the Fitness Equipment Business were $205.0 million in the first six months of 2007 compared to $260.9 million in the same period of 2006, a decrease of $55.9 million or 21.4%. The decrease is primarily attributable to reduced sales in the North American market for home fitness equipment, especially in home exercise strength products. Specific channel net sales information is detailed below:

In the commercial channel, net sales were $36.2 million in the first six months of 2007 compared to $34.2 million in the same period of 2006, an increase of $2.0 million or 5.8%. The increase in net sales is due to demand for our commercial grade TreadClimber offset slightly by a decline in weight stack sales. The TreadClimber product overcame initial quality issues and has become a staple product for our commercial customers. In addition, the Company refreshed the Nautilus brand commercial bikes during 2007 which has increased volume in the first six months of 2007.

In the retail channel, net sales were $39.8 million in the first six months of 2007 compared to $82.8 million in the same period of 2006, a decrease of $43.0 million or 51.9%. The decline in this channel is mainly due to softness in the consumer retail market for home fitness equipment, primarily in the home exercise strength products where we have historically sold our rod-based home gyms. The home fitness market softness in the first half of 2007 led to lower sales as our retail partners carried existing inventory into the year and did not make significant additional purchases due to sell-through issues.

In the direct channel, net sales were $127.7 million in the first six months of 2007 compared to $143.9 million in the same period of 2006, a decrease of $16.2 million or 11.3%. The decrease in net sales is due to a combination of increased competition for media space and lower conversion rates due to the slow-down in the North American market for home fitness equipment resulting in an overall decrease in sales of our rod-based home gyms and as a result of growing presence of rod-based products at our retail partners. This decrease was offset by an increase in sales volume for our Bowflex TreadClimbers and the Bowflex Revolution due to additional media support during 2007.

International Equipment Business Net sales from the International Equipment Business were $34.5 million for the first six months of 2007 compared to $28.4 million in the same period of 2006, an increase of $6.1 million or 21.5%. The increase in net sales is due to expansion of our commercial sales channel in our four western European subsidiaries and distributor business following the successful introduction of the TreadClimber in international sales markets in the third quarter of 2006. In addition, the International Equipment business successfully established a subsidiary in China during the third quarter of 2006 and has added an Australian outlet in 2007 that has helped to grow sales.

Fitness Apparel Business Net sales from the Fitness Apparel Business were $36.4 million for the first six months of 2007 compared to $33.3 million in the same period of 2006, an increase of $3.1 million or 9.3%. The revenue stream of the Fitness Apparel Business is generally seasonal with the first and third quarters having the highest sales and the second and fourth quarters having lower sales. The increase in net sales is primarily due to increasing net sales of our core Pearl Izumi cycling and running apparel and cycling footwear products in the domestic market and in the international direct markets.

Gross Profit

As a result of lower net sales, total gross profit was $118.8 million in the first six months of 2007 compared to $139.9 million in the same period of 2006, a decrease of $21.1 million or 15.1%. As a percentage of net sales, gross profit margins decreased to 43.0% in the first six months of 2007 compared to 43.4% in the comparable period of 2006. The decrease is primarily the result of changes in product and channel mix as well as the overall decline in sales volume, offset by cost reductions implemented during our cost control and containment efforts within our owned manufacturing facilities and with our manufacturing partners. Sales in the Fitness Equipment Business, which traditionally earn a higher gross margin, declined while sales in the International Equipment Business, which generally have a lower gross margin due to additional freight costs, increased. These items have been offset by reductions in our warranty costs by recovering a portion of such costs from our suppliers.

Fitness Equipment Business - Gross profit for the Fitness Equipment Business decreased to $92.2 million in the first six months of 2007 compared to $117.9 million in the same period of 2006 a decrease of $25.7 million or 21.8%. The decrease was due primarily to lower sales. As a percentage of net sales, gross profit margins decreased to 45.0% in the first six months of 2007 compared to 45.2% in the comparable period of 2006. Factors affecting gross profit margin include sales channel and product sales mix and additional promotions in the direct and retail channels. These items have been offset by reductions in our warranty costs by recovering a portion of such costs from our Asian manufacturers. Further, we have reduced the cost of products sourced from our Asian manufacturing partners and we continue to successfully focus on improving operating efficiencies and sustained engineering.

International Equipment Business - Gross profit for the International Equipment Business was $10.7 million in the first six months of 2007 compared to $7.5 million in the same period of 2006, an increase of $3.2 million or 42.7%. As a percentage of net sales, gross profit margin was 31.0% in the first six months of 2007 compared to 26.4% in the comparable period of 2006. The increase in gross profit is the result of a better sales mix in the retail channel, improved margins by selling direct in China and in the Australia direct channel rather than through a distributor.

Fitness Apparel Business - Gross profit for the Fitness Apparel Business was $15.8 million in the first six months of 2007 compared to $14.5 million in the same period of 2006, an increase of $1.3 million or 9.0%. As a percentage of net sales, gross profit margin decreased to 43.4% in the first six months of 2007 compared to 43.6% in the comparable period of 2006. The increase in profit margin dollars is due to increased sales within the core Pearl Izumi cycling and running apparel and cycling footwear products. The decreased margin percentage is due to the mix of products sold and lower than normal volume of close out and discounted items sold in the first half of 2006.

Operating Expenses

Selling and Marketing

Selling and marketing expenses were $94.9 million in the first six months of 2007 compared to $95.3 million in the same period of 2006, a decrease of $0.4 million or 0.4%. The decrease is the net result of volume related reductions in direct channel marketing expenses and financing fees within the Fitness Equipment Business. These decreases were offset by increases within the International Equipment and Apparel businesses in support of the growing revenue including expansion into new markets for International equipment (China and Australia) and new retail stores for the Apparel business. As a percentage of net sales, selling and marketing expenses were 34.4% in the first six months of 2007 compared to 29.5% in the same period of 2006. The increase as a percent of net sales is due to lower conversion rates within the direct channel primarily for rod-based home gyms.

General and Administrative

General and administrative expenses were $26.7 million in the first six months of 2007 compared to $25.9 million in the same period of 2006, an increase of $0.8 million or 3.1%. As a percentage of net sales, general and administrative expenses were 9.7% in the first six months of 2007 compared to 8.0% in the same period of 2006. The increase in expense is primarily due to increased expenses within the International Equipment business related to expansion into new markets.

Research and Development

Research and development expenses of $5.9 million in the first six months of 2007 were comparable to $5.8 million in the same period of 2006, an increase of $0.1 million or 1.7%.

Royalties

Royalty expenses were $2.7 million in the first six months of 2007 were comparable to $2.7 million in the same period of 2006. As a percentage of net sales, royalty expenses were 1.0% in the first six months of 2007 compared to 0.8% in the same period of 2006. This increase is a result of product mix with a higher portion of total net sales being related to the Bowflex Revolution and Bowflex and Nautilus TreadClimber products.

Litigation Settlement

During the first six months of 2007, the Company settled a lawsuit with ICON Health & Fitness, Inc. and as a result we received the rights to utilize a variety of fitness equipment related patents and technologies. We have utilized external experts to assist in valuing those assets and recorded them as a reduction to operating expenses of $18.3 million.

Other Income (Expense)

Interest Expense

Interest expense increased to $1.8 million in the first six months of 2007 compared to $0.8 million in the same period of 2006. The increase in interest expense is due to the increased average short-term borrowings outstanding during the first six months of 2007 as compared to 2006.

Other Income, net

Other Income, net decreased to $0.8 million in the first six months of 2007 from $1.2 million in the comparable period of 2006. The decrease is due to lower foreign currency gains realized by the Company in 2007.

Income Tax Expense

The provision for income tax expense was $2.3 million in the first six months of 2007 compared to $4.0 million in the same period of 2006, a decrease of $1.7 million or 42.5%. The decrease was due primarily to lower pre-tax income in 2007. Our effective tax rate for the first six months of 2007 was 39.7% compared to 36.7% in the same period of 2006.

The increase in our annual effective tax rate was primarily due to the effect of discrete items consisting of current year interest and penalty on prior year’s liabilities as per FIN 48.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 2007, our operating activities generated $11.7 million in net cash compared to $41.9 million in the same period of the prior year. The decrease from the prior year was primarily the result of an increase in inventories, a decrease in payables, offset by a reduction in accounts receivable. During 2006, the Company had made significant improvements in reducing inventory and receivables, which generated the majority of the operating cash in the first six months of the year.

Net cash used in investing activities was $5.5 million in the first half of 2007 compared to net cash used in investing activities of $1.1 million in the same period of 2006. Capital expenditures were $4.9 million in the first half of 2007 compared to $5.0 million in the same period of 2006. Capital expenditures during the first half of 2007 consisted of manufacturing equipment and tooling to support new, innovative product offerings, and computer equipment to maintain and expand current information systems for future growth. In the prior year period, we sold a building and collected $6.1 million in proceeds which reduced the amount of cash used in investing activities.

Net cash used in financing activities was $5.0 million in the first half of 2007 compared to $43.5 million in the same period of the prior year. Cash dividends paid were $6.3 million versus $6.6 million for the first half of 2007 compared to the first half of 2006. The decrease in cash used for financing was primarily due to the Company paying down short-term borrowings by $36.7 million in 2006.

On June 29, 2007, the Company exercised an option to purchase substantially all of the assets of Land America Health and Fitness Co., (“Land America”), an entity organized under the laws of the Peoples Republic of China, and a related trading company, Treuriver Investments Limited, an entity organized under the laws of the British Virgin Islands. The Company expects to pay approximately $72.0 million in cash for the purchase of the entities. In connection with the purchase, the Company made payments of $6.0 million towards the purchase and an additional payment of $30.0 million into an escrow account on July 21, 2007 with the final payment due at closing in January 2008.

The Company has a revolving credit agreement (the “Facility”) with several financing institutions. The Facility provides for an unsecured revolving credit facility to include revolving loans and a $10.0 million swing line, for a maximum commitment of $125.0 million with an option to increase to the facility to $175.0 million. The Facility expires on February 14, 2012 and is intended for general corporate purposes, working capital requirements, financing permitted acquisitions (including the Land America and Treuriver purchases) and share repurchases. The Facility contains certain financial and non-financial covenants. At June 30, 2007 we were in compliance with all debt covenants.

We believe our existing cash and cash equivalents, cash generated from operations and borrowings available under our credit facilities will be sufficient to meet our capital requirements in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

As described in notes to the consolidated financial statements in our most recent Annual Report on Form 10-K, from time to time, we arrange for leases or other financing sources with third parties to enable certain of our commercial customers to purchase our commercial products. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At June 30, 2007 and December 31, 2006, the maximum contingent liability under all recourse provisions were approximately $1.3 million and $1.6 million, respectively.

In addition, we have an agreement with a financing company to provide second tier financing for consumers. Under normal circumstances, funding for this reserve comes from a percentage of each sale held back by the financing company. In the event that the financing company experiences higher consumer default rates than specified under our contract, we will be required to pay an additional amount to the financing company. Refer to Note 9 of the Notes to Consolidated Financial Statements for further discussion of the accounting treatment for these arrangements.

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

During both 2006 and 2007, we experienced increases in transportation costs due to increases in the price for fuel. To the extent these costs continue to increase and we are unable to pass these costs to the customer, our gross margins may continue to be negatively impacted.

SEASONALITY

In general, based on historic trends, we expect our sales from fitness equipment products both in the U.S. and internationally to vary seasonally with net sales typically strongest in the fourth quarter, followed by the first and third quarters, and the weakest in the second quarter. Our analysis shows that such factors as the broadcast of national network season finales and seasonal weather patterns influence television viewership and cause our television commercials on national cable television to be less effective in the second quarter than in other periods of the year. In addition, during the spring and summer consumers tend to do more activities outside including exercise, which impacts sales of fitness equipment used indoors. Sales of our fitness apparel products are strongest in the first and third quarters and weakest during the fourth quarter. We expect the fluctuation in our net sales between our highest and lowest quarters to be approximately 40%.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. As described by the Securities Exchange Commission (“SEC”), critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of the company. There were no changes to our critical accounting estimates and assumptions in the three and six month periods ended June 30, 2007. Refer to our most recent Annual Report on Form 10-K for a complete description of our critical accounting estimates and assumptions.

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

FOREIGN EXCHANGE RISK

We are exposed to foreign exchange risk from currency fluctuations, mainly in Canada and Europe, due to sourcing of our products in U.S. Dollars and selling of products in Canadian Dollars, Swiss Francs, and Euros. Given the relative size of our current foreign operations, the exposure to the exchange risk could have a material impact in the results of operations. Management estimates the maximum impact on stockholders’ equity of a ten percent change in any applicable foreign currency to be approximately $1.2 million.

INTEREST RATE RISK

Fluctuations in the general level of interest rates on our current variable rate credit agreements expose us to market risk. As of June 30, 2007, our outstanding borrowings under the credit facilities were $48.1 million and represented 34.3% of our total liabilities. Due to the short-term nature of these borrowings, management believes that any reasonably possible near-term changes in related interest rates would not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

We are involved in various claims, lawsuits and other proceedings incidental to our business from time to time. Such litigation involves uncertainty as to possible losses we may ultimately realize when one or more future events occur or fail to occur. We accrue and charge to income estimated losses from contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. Differences between estimates recorded and actual amounts determined in subsequent periods are treated as changes in accounting estimates. The Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsels, outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative developments, and other factors. Due to numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly. A significant change in our estimates, or a result that materially differs from our estimates, could have a significant impact on our financial position, results of operations and cash flows.

On April 26, 2007, the Company and ICON Health & Fitness, Inc. (“ICON”) settled a series of pending lawsuits between the parties. This settlement included a number of claims and lawsuits between ICON and the Company going back to 2002-2003, and which were pending in federal courts in Salt Lake City, Utah, and Seattle, Washington, and before the Federal Circuit Court of Appeals. Both the Company and ICON have filed dismissals of their respective lawsuits against each other. This settlement and dismissals cleared the previous contingent liability claim of $8.1 million against the Company following a trial in November 2005 in Salt Lake City, and ICON granted the Company use of certain intellectual property for the Company’s use in product development and enhancement valued at $18.3 million.

In October 2006, the Company filed a complaint in the Superior Court for Clark County, Washington against Gately’s LLC seeking damages in the amount of $5.1 million plus interest, attorney’s fees and costs, for collection of outstanding accounts receivable for product purchased by Gately’s. This case has been dismissed and refiled by the Company in state court in Boulder County, Colorado. It is currently being litigated and is in the discovery stage. In its answer to the complaint, Gately’s has asserted defenses to payment and counterclaims against Nautilus in an unspecified amount. Trial is currently scheduled for November 2007.

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

There have been no material changes to the risk factors identified in our annual report on Form 10-K for the year-ended December 31, 2006, except that the following risk factor is added to supplement the risk factors identified in our annual report:

Compliance with our debt covenants may be adversely affected by various economic, financial and industry factors. Noncompliance with the covenants would constitute an event of default under our credit facility, allowing the lenders to accelerate repayment of any outstanding borrowings and/or suspend future borrowings. In the event of any noncompliance with our covenants, we would seek to negotiate amendments to the applicable covenants or to obtain waivers from our lenders. There is no assurance, however, that we would be able to obtain a waiver or amendments on favorable terms, or at all. If we fail to obtain a waiver or amendment of a defaulted covenant we would be required to obtain alternative sources of financing to continue our current operations. There can be no guarantee we would be able to secure alternative financing on favorable terms, or at all.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Nautilus, Inc. was held on May 7, 2007, at which the following actions were taken:

1.	The shareholders elected a seven-person Board of Directors. The seven directors elected, together with the voting results for such directors, were as follows:

Name	For	Withheld
Peter A. Allen	27,470,630	410,736
Ronald P. Badie	27,468,870	412,496
Robert S. Falcone	27,467,885	413,481
Greggory C. Hammann	25,252,319	2,629,047
Donald W. Keeble	27,468,430	412,936
Diane L. Neal	27,468,329	413,037
Marvin G. Siegert	27,472,340	409,026

2.	The shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2007. The voting results were as follows:

	For	Against	Abstain
Deloitte & Touche LLP	27,655,157	22,281	203,928

Item 6.	Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a - 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.

August 10, 2007	By:	/s/ Greggory C. Hammann
Date		Greggory C. Hammann, Chairman, Chief Executive Officer and President (Principal Executive Officer)

August 10, 2007	By:	/s/ William D. Meadowcroft
Date		William D. Meadowcroft, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

August 10, 2007	By:	/s/ Aaron G. Atkinson
Date		Aaron G. Atkinson, Corporate Controller, (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a - 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002