Form 10-Q
period 2007-09-30
NAUTILUS, INC.
filed 2007-11-09
CIK 1078207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Number of shares of issuer’s common stock outstanding as of November 1, 2007: 31,557,136

NAUTILUS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NAUTILUS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,296	$4,262
Trade receivables (net of allowance for doubtful accounts of $4,154 and $3,983 at September 30, 2007 and December 31, 2006, respectively)	86,350	137,714
Inventories, net	89,498	75,832
Prepaid expenses and other current assets	13,158	23,093
Income tax receivable	8,622	—
Short-term notes receivable	2,562	2,461
Assets held for sale	1,677	1,677
Deferred tax assets	9,393	5,722

Total current assets	232,556	250,761
PROPERTY, PLANT AND EQUIPMENT (at cost, net of accumulated depreciation of $61,347 and $51,262 at September 30, 2007 and December 31, 2006, respectively)	51,972	52,658
GOODWILL	65,606	65,037
INTANGIBLE AND OTHER ASSETS, net	103,417	56,486

TOTAL ASSETS	$453,551	$424,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$47,241	$61,375
Accrued liabilities	29,540	31,444
Short-term borrowings	109,000	47,500
Income taxes payable	1,483	4,551
Customer deposits	2,158	2,229
Current portion of long-term debt	386	259

Total current liabilities	189,808	147,358
LONG TERM DEBT	3,889	4,158
NONCURRENT DEFERRED TAX LIABILITIES	15,247	16,792
LONG-TERM TAXES PAYABLE	3,421	—
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock – no par value, 75,000 shares authorized; 31,545 and 31,482 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	3,958	1,026
Retained earnings	230,759	251,418
Accumulated other comprehensive income	6,469	4,190

Total stockholders’ equity	241,186	256,634

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$453,551	$424,942

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET SALES	$133,636	$159,583	$409,548	$482,185
COST OF SALES	80,855	87,493	238,002	270,192

Gross profit	52,781	72,090	171,546	211,993

OPERATING EXPENSES:
Selling and marketing	52,717	42,621	147,609	137,887
General and administrative	16,175	14,507	42,858	40,399
Research and development	3,630	2,521	9,568	8,321
Royalties	1,903	1,296	4,610	3,991
Litigation settlement	—	—	(18,300)	—

Total operating expenses	74,425	60,945	186,345	190,598

OPERATING INCOME (LOSS)	(21,644)	11,145	(14,799)	21,395
OTHER INCOME (EXPENSE):
Interest income	222	296	265	582
Interest expense	(1,852)	(833)	(3,603)	(1,734)
Other income (expense), net	910	(2)	1,697	1,220

Total other income (expense)	(720)	(539)	(1,641)	68

INCOME (LOSS) BEFORE INCOME TAXES	(22,364)	10,606	(16,440)	21,463
INCOME TAX EXPENSE (BENEFIT)	(8,915)	1,230	(6,565)	5,215

NET INCOME (LOSS)	$(13,449)	$9,376	$(9,875)	$16,248

EARNINGS (LOSS) PER SHARE:
BASIC	$(0.43)	$0.29	$(0.31)	$0.50
DILUTED	$(0.43)	$0.29	$(0.31)	$0.50
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	31,545	32,138	31,533	32,577
DILUTED	31,545	32,240	31,533	32,732

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,875)	$16,248
Adjustments to reconcile net income (loss) to net cash provided (used in) operating activities:
Depreciation and amortization	12,527	12,815
Stock-based compensation	2,192	2,044
Litigation settlement	(18,300)	—
Provision for long-term receivables	4,770	—
(Gain) loss on sale of property, plant and equipment	(19)	109
Income tax effect of stock-based compensation	(111)	(36)
Deferred income taxes	(4,590)	1,182
Foreign currency transaction gain	(1,462)	(1,115)
Changes in assets and liabilities:
Trade receivable	53,944	(2,338)
Inventories	(12,396)	27,559
Prepaid expenses and other current assets	8,984	370
Income taxes receivable	(8,622)	—
Trade payables	(14,172)	(12,678)
Accrued liabilities	(2,412)	(4,072)
Income taxes payable	(1,780)	(1,907)
Customer deposits	(99)	(1,523)

Net cash provided by operating activities	8,579	36,658

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,299)	(8,372)
Proceeds from sale of property, plant and equipment, and assets held for sale	32	6,064
Increase in other assets	(35,385)	(7,501)
Net increase in notes receivable	(101)	(60)

Net cash used in investing activities	(44,753)	(9,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid on common stock	(9,465)	(9,760)
Proceeds from exercise of stock options	756	484
Income tax effect of stock-based compensation	111	36
Stock repurchases	—	(16,653)
Net increase (decrease) in short-term borrowings	61,500	(5,147)
Principal payments on long-term debt	(142)	(1,900)

Net cash (used in) provided by financing activities	52,760	(32,940)

Net effect of foreign currency exchange rate changes	448	1,571

Net increase (decrease) in cash and cash equivalents	17,034	(4,580)
Cash and cash equivalents, beginning of period	4,262	7,984

Cash and cash equivalents, end of period	$21,296	$3,404

Supplemental Disclosures:
Cash paid for interest	$2,944	$1,479

Cash paid for income taxes	$8,454	$6,685

Non-cash investing activities:
Intangible assets received from Litigation Settlement	$18,300	—

See notes to consolidated financial statements

NAUTILUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements relate to Nautilus, Inc. and its subsidiaries (the “Company”) as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006. All intercompany transactions and balances have been eliminated in consolidation.

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

The financial information included herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

Prior year amounts of interest income and interest expense which were presented net have been reclassified to conform to the current year presentation within the consolidated statements of operations. This change had no impact on previously reported operating income, net income or stockholders’ equity.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which expands the scope of what companies may carry at fair value. SFAS 159 offers an irrevocable option to carry the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. The Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption will have on the Company’s results of operations, cash flows or financial position.

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

2.	SHARE BASED COMPENSATION

Stock Options

A summary of the Company’s stock option plan activity for the nine months ended September 30, 2007 is as follows:

(in thousands, except per share amounts)	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,568	$16.44
Granted	745	15.21
Forfeited or canceled	(450)	17.40
Expired	(239)	24.21
Exercised	(63)	11.97		$364

Outstanding at September 30, 2007	2,561	$15.29	4.55	$—

Vested and expected to vest at September 30, 2007	1,744	$15.05	4.11	$—

Exercisable at September 30, 2007	1,149	$14.74	3.41	$—

The fair value of the Company’s option awards was estimated assuming the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Expected life (years)	4.75	4.75	4.75	4.75
Risk-free interest rate	4.58%	4.80%	4.66%	4.80%
Expected dividend yield	3.92%	3.10%	3.10%	2.60%
Expected volatility	44%	44%	44%	44%

The weighted average grant-date fair value of stock options granted during the nine month periods ended September 30, 2007 and 2006 was $5.26 and $5.55, respectively for stock options granted. The total fair value of options vested during the nine month periods ended September 30, 2007 and 2006 was $0.8 million and $2.0 million, respectively. The total unrecognized compensation cost related to nonvested options was $4.6 million at September 30, 2007. This cost is expected to be recognized over a weighted-average period of 2.47 years.

Performance Units

A summary of the Company’s performance unit activity as of September 30, 2007, and changes during the nine month period ended September 30, 2007, are as follows:

(in thousands, except per share amounts)	Performance Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	174	$12.52 – 17.70
Granted	45	16.10 – 16.80
Forfeited or canceled	(171)	12.52 – 17.70
Expired	—	—
Exercised	—	—

Outstanding at September 30, 2007	48	$15.15 –16.80

At September 30, 2007 there was approximately $0.8 million of total unrecognized share-based compensation costs related to performance units with intrinsic value of zero. None of the performance units were vested at September 30, 2007. The Company recorded no compensation expense during the three and nine month periods ended September 30, 2007.

Restricted Stock

A summary of the Company’s restricted stock activity as of September 30, 2007, and changes during the nine month period ended September 30, 2007, are as follows:

(in thousands, except per share amounts)	Shares Underlying Awards Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	—	—
Awarded	292	$9.23
Released	—	—
Forfeited	(9)	9.23

Outstanding at September 30, 2007	283	$9.23

At September 30, 2007, there was approximately $1.3 million of total unrecognized share-based compensation costs related to restricted stock that will be amortized through the third quarter of 2009 with intrinsic value of $2.3 million at September 30, 2007. None of the restricted stock awards were vested at September 30, 2007. The Company recorded $0.1 million and $0.1 million of compensation expense during the three and nine month periods ended September 30, 2007, respectively.

3.	INVENTORIES

Inventories consisted of the following:

(in thousands)	September 30, 2007	December 31, 2006
Finished goods	$65,764	$55,235
Work-in-process	1,567	1,154
Raw materials	10,401	9,440
Parts and components	11,766	10,003

Inventories	$89,498	$75,832

Inventories are stated at the lower of cost or market. The Company evaluates the need for inventory valuation adjustments associated with obsolete, slow-moving and not saleable inventory by reviewing current transactions and forecasted product demand on a monthly basis.

4.	INTANGIBLE AND OTHER ASSETS

Intangible assets, exclusive of goodwill, consisted of the following:

(in thousands)	Estimated Useful Life (in years)	September 30, 2007	December 31, 2006
Intangible assets:
Indefinite life trademarks	N/A	$37,523	$37,523
Patents	1 to 16	25,997	7,697
Customer base	8	3,400	3,400
Developed technology	4	2,500	2,500
Non-compete agreements	3	1,936	1,647

Total intangible assets		71,356	52,767
Accumulated amortization:
Patents		(1,996)	(730)
Customer base		(949)	(631)
Developed technology		(1,396)	(927)
Non-compete agreements		(1,559)	(916)

Total accumulated amortization		(5,900)	(3,204)

Intangible assets, net		65,456	49,563
Other assets		1,961	6,923
Deposit for Land America		36,000	—

Intangible and other assets, net		$103,417	$56,486

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

The $18.3 million increase in the patents intangible asset is due to the ICON Health & Fitness, Inc. litigation settlement described in Note 9 that has been valued at $18.3 million. This settlement allows for the Company to use a variety of fitness equipment patents and technologies. This intangible asset value will be amortized over the useful life of the technologies granted through this settlement.

5.	ACCRUED LIABILITIES

Accrued liabilities in excess of five percent of total current liabilities consisted of accrued warranty expense of $8.5 million and $9.8 million at September 30, 2007 and December 31, 2006, respectively, and accrued payroll of $5.9 million and $7.1 million at September 30, 2007 and December 31, 2006, respectively.

6.	LINE OF CREDIT AND OTHER DEBT

In February 2007, the Company paid off the outstanding balances under the $65 million facility that it entered in fiscal 2005 as well as the $25 million facility that it entered into October 2006. Thereafter, the Company entered into a new revolving credit agreement (the “Facility”) with several financing institutions. The Facility provides for an unsecured revolving credit facility to include revolving loans and a $10 million swing line, for a maximum commitment amount of $125 million with an option to increase the facility to $175 million. The Facility expires on February 14, 2012 and is intended for general corporate purposes, working capital requirements, financing permitted acquisitions and share repurchases. The Company has $109.0 million of borrowings outstanding on the Facility at September 30, 2007.

The Facility provides for either Base Rate in the principal amount of $1.0 million or in increments of $0.1 million thereof or Eurodollar Rate loans in the principal amount of $2.5 million or in increments of $0.5 million in excess thereof. It also allows for swing loans in minimum amounts of $0.1 million subject to its sub-limit of $10.0 million for the duration of up to ten business days, and letters of credit in the minimum amount of $0.1 million.

The Facility requires DashAmerica, Inc., d/b/a Pearl Izumi Inc., (“Pearl Izumi”), a wholly-owned subsidiary of the Company, to be a guarantor; other domestic subsidiaries may be required to become guarantors under certain circumstances. The Facility also contains certain financial and non-financial covenants which include a consolidated leverage ratio, a consolidated asset coverage ratio, and a requirement to maintain a minimum consolidated Earnings Before Income Tax, Depreciation and Amortization, (“EBITDA”).

On October 5, 2007, the Company and Pearl Izumi entered into a Security and Pledge Agreement with Bank of America, N.A. (“Security Agreement”) in its capacity as administrative agent under the Facility. The Security Agreement covers substantially all of the personal property assets of the Company and Pearl Izumi and secures the line of credit, swingline credit line and letter of credit subfacility, which had previously been unsecured.

On October 12, 2007, the Company and its subsidiary Pearl Izumi entered into a First Amendment and Waiver to Credit Agreement (the “Amendment”) in respect of the Facility dated as of February 14, 2007 among Bank of America, N.A. in its capacity as Administrative Agent and the lenders party thereto.

Pursuant to the Amendment, the lenders under the credit facility agreed to waive defaults of the financial covenants under the Facility with respect to the four fiscal quarter period ended September 30, 2007. The applicable margin on borrowings was increased: (i) with respect to Eurodollar Rate loans, to 2.00% per annum, (ii) with respect to Base Rate loans, to 0.50% per annum, and (iii) with respect to Swing Line loans, to 0.50% per annum. Additionally, effective as of January 1, 2008, the maximum amount of the credit line will be restricted to $75,000,000 unless the Company’s consolidated EBITDA is at least $32,500,000 for each of the two most recently ended quarterly periods.

7.	COMPREHENSIVE INCOME (LOSS)

Accounts of the Company’s foreign operations are measured using the local currency as the functional currency. These accounts are then translated into U.S. dollars using the current rate method with translation gains and losses accumulated as the accumulated other comprehensive income component of stockholders’ equity, except for gains or losses with the Company’s international subsidiaries which are recorded as part of other income/expense in the Consolidated Statements of Operations.

Comprehensive income (loss) was as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(13,449)	$9,376	$(9,875)	$16,248
Foreign currency translation adjustments	1,414	300	2,279	1,351

Comprehensive income (loss)	$(12,035)	$9,676	$(7,596)	$17,599

8.	EARNINGS (LOSS) PER SHARE

The calculation of the number of outstanding shares is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Basic shares outstanding	31,545	32,138	31,533	32,577
Dilutive effect of stock options*	—	102	—	155
Dilutive effect of restricted stock*	—	—	—	—

Diluted shares outstanding	31,545	32,240	31,533	32,732

Antidilutive stock options **	2,518	1,864	1,794	1,818
Antidilutive restricted stock**	8	—	11	—
Net income (loss)	$(13,449)	$9,376	$(9,875)	$16,248

Earnings (loss) per share:
Basic	$(0.43)	$0.29	$(0.31)	$0.50

Diluted	$(0.43)	$0.29	$(0.31)	$0.50

*	Including potential common shares in the calculation of diluted earnings per share for 2007 would result in an antidilutive per share amount because the Company has a net loss for the three and nine months ended September 30, 2007; therefore, no potential shares have been included in the calculation of diluted earnings per share for these periods.

**	Potential shares not included in the calculation of diluted earnings per share for each respective period because they would be antidilutive.

9.	COMMITMENTS AND CONTINGENCIES

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

In October 2006, the Company filed a complaint in the Superior Court for Clark County, Washington against Gately’s LLC (“Gately’s”) seeking damages in the amount of $5.1 million plus interest, attorney’s fees and costs, for collection of outstanding accounts receivable for product purchased by Gately’s. This case has been dismissed and refiled by the Company in state court in Boulder County, Colorado. In its answer to the complaint, Gately’s has asserted defenses to payment and counterclaims against Nautilus in an unspecified amount. In September 2007, Gately’s filed a petition for bankruptcy which has stayed the litigation in Colorado. In September 2007, the Company reserved an additional $4.8 million to be fully reserved for this unpaid receivable as a result of the bankruptcy filing.

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

Guarantees

From time to time the Company arranges for commercial leases or other financing sources with third parties to enable certain of its commercial customers to purchase the Company’s commercial products. As a result, at September 30, 2007 and December 31, 2006, the maximum contingent liability under all recourse and guarantee provisions was approximately $1.3 million and $1.6 million, respectively. At September 30, 2007, lease terms on outstanding commercial customer financing arrangements were between 3 and 5 years. A reserve for estimated losses under recourse provisions of approximately $0.1 million and $0.1 million was recorded based on historical loss experience and was included in accrued expenses at September 30, 2007 and December 31, 2006, respectively.

The Company has an agreement with a financing company to provide second tier financing for its consumers in which the Company shared financial responsibility if consumer default rates exceeded contractual expectations. During the third quarter of 2007, the Company renegotiated its second tier financing agreements and transferred risk of loss to the financing company for a settlement payment of $0.7 million. As a result, a reserve is no longer established for consumer default on second tier financing arrangements. Our financing partners review consumer credit information and determine which consumers will receive financing and approve the amount of financing provided. The Company had a reserve for second tier consumer financing of $0.3 million at December 31, 2006.

Commitments

At September 30, 2007, the Company had approximately $2.3 million in outstanding commercial letters of credit expiring between December 31, 2007 and 2008.

Given that the majority of its inventory is sourced from Asia, the Company has long lead times for inventory purchases and therefore needs to secure factory capacity from its vendors in advance. As a result, at September 30, 2007, the Company had approximately $51.3 million in purchase obligations for inventory purchases with the majority payable in the next 12 months.

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

Net sales from external customers for the Company’s consolidated operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Fitness Equipment Business	$96,577	$128,257	$301,544	$389,176
International Equipment Business	18,680	14,584	53,220	43,002
Fitness Apparel Business	18,379	16,742	54,784	50,007

Net Sales	$133,636	$159,583	$409,548	$482,185

Gross profit from external customers for the Company’s consolidated operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Fitness Equipment Business	$39,853	$61,687	$132,036	$179,621
International Equipment Business	5,103	2,994	15,851	10,473
Fitness Apparel Business	7,825	7,409	23,659	21,899

Gross Profit	$52,781	$72,090	$171,546	$211,993

Assets from the Company’s three operating segments were as follows:

(in thousands)	September 30, 2007	December 31, 2006
Fitness Equipment Business	$322,275	$298,459
International Equipment Business	40,489	37,052
Fitness Apparel Business	90,787	89,431

	$453,551	$424,942

11.	PURCHASE OPTION AGREEMENTS

On October 17, 2007 the Company entered into the following agreements: (i) Asset Purchase Agreement by and among the Company and Land America Health &Fitness Co., Ltd., a company formed under the laws of the People’s Republic of China (“Land America”), Michael C. Bruno (“Bruno”) and Yang Lin Qing (“Yang”) (the “Land America Agreement”); (ii) Asset Purchase Agreement by and among the Company and Treuriver Investments Limited a British Virgin Islands company (“Treuriver”), Bruno and Yang (the “Treuriver Agreement”); (iii) Post-Closing Audit Agreement by and among the Company, Land America, Bruno and Yang (the “Audit Agreement”); and (iv) First Amendment to Escrow Agreement by and among the Company, Treuriver, Bruno (in his capacity as Representative under the Treuriver Agreement), and U.S. Bank National Association (in its capacity as Escrow Agent) (the “First Amendment”). (The Land America Agreement, Treuriver Agreement, Audit Agreement and First Amendment are collectively referred to as the “Agreements”, and Land America, Treuriver, Bruno and Yang are collectively referred to as “Sellers”).

The Agreements provide for the terms and conditions under which the Company or its wholly-owned subsidiaries will acquire or lease substantially all of the assets of Land America and Treuriver. Land America is primarily engaged in the manufacture of products for the Company in a manufacturing facility located in Xiamen, People’s Republic of China (“PRC”), and Treuriver is Land America’s related trading company. The Agreements were entered into following the exercise, on June 29, 2007, of purchase options set forth in Purchase Option Agreements with Land America, Treuriver, Bruno and Yang which the Company entered into on February 1, 2007.

In connection with execution of the Purchase Option Agreements, the Company delivered a non-refundable deposit of $6 million to Sellers. Upon exercise of the options, the Company deposited an additional $30 million into escrow. Under the terms of the First Amendment to Escrow Agreement entered into as part of the Agreements, $12.5 million was released from escrow to Sellers as an additional nonrefundable deposit and $12.5 million was released to the Company. The remaining $5.0 million is to remain in escrow until closing.

Under the terms of the Agreements, on January 1, 2008 a wholly-owned direct or indirect subsidiary of the Company to be formed in Xiamen, Fujian, PRC (“Buyer”) will acquire substantially all of the assets currently used by Land America to manufacture products on behalf of the Company. In addition, Buyer will enter into a Lease Agreement providing for the lease of the land and buildings in which Land America currently conducts its manufacturing operations. The Lease Agreement includes a purchase option and it is anticipated that Buyer will complete the purchase of the buildings and land use rights on or before October 31, 2008. In addition, on January 1, 2008 the Company or a direct or indirect wholly-owned subsidiary of the Company will acquire substantially all of the assets of Treuriver.

In addition to applying the previously delivered deposits as described above, within five business days of closing on January 1, 2008 the Company or its subsidiaries will pay $21.5 million to Sellers. The portion of the total purchase price attributable to inventory is subject to adjustment based on the actual value of inventory on the closing date. On the earlier of October 31, 2008 and the date on which Buyer completes the purchase of the land rights and buildings pursuant to the Lease Agreement, an additional $11 million will be paid to Sellers. The purchase price for the land rights and buildings is $11.5 million. The total acquisition cost, including the purchase of the land rights and buildings, but excluding inventory, is expected to be $63.0 million. The additional purchase of inventory at closing is expected to range from $4.0 million to $6.0 million.

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

The Company’s federal income tax returns for 2004 through 2006 are open tax years. The Company’s unrecognized state tax benefits are related to state returns open from 2000 through 2006 depending on each state’s statute of limitation. In addition, the Company files in numerous foreign jurisdictions with varying statutes of limitation.

The Company believes it is reasonably possible that, within the next 12 months, $1.1 million of previously unrecognized tax benefits related to domestic filing positions, of which $0.8 million would reduce the Company’s effective tax rate, will be recorded primarily as a result of the expiration of federal and state statutes of limitation.

As of September 30, 2007, there have been no material changes to the liability for uncertain tax positions.

13.	SUBSEQUENT EVENTS

On October 12, 2007 the Company committed to reduce its workforce by approximately 140 positions. The Company took this action to improve operating margins in a period of lower-than-expected sales. In conjunction with these actions, the Company currently expects to incur restructuring-related charges of approximately $0.8 million pre-tax related to employee termination benefits consisting primarily of severance and related fringe benefits. The Company expects the $0.8 million to result in short-term cash outlays. The Company may incur other costs associated with the announced restructuring activities.

On October 29, 2007, the Company declared a dividend distribution of one common share purchase right for each outstanding share of its common stock (the “Rights”). If a person becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Right’s exercise price, a number of shares of the Company’s common stock having a market value at the time of twice the exercise price of $27. Rights held by the Acquiring Person become void and are not exercisable to purchase shares at the bargain purchase price. An Acquiring Person is defined as a person who acquires 20% or more of the Company’s outstanding common stock (other than a shareholder who beneficially owns more than 20% of the outstanding shares of Common Stock on October 29, 2007, who will be precluded from acquiring any additional shares). In effect, this would enable a holder of Rights (other than an Acquiring Person) to purchase $54 worth of common stock at half price. Additionally, at any time after any person or group becomes an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding shares of Common Stock the Board of Directors may exchange the Rights (other than Rights owned by such person or group which will have become void), in whole or in part, at an exchange ratio of one share of our common stock, (or of a share of a similar class or series of our common stock having similar rights, preferences and privileges) of equivalent value, per Right (subject to adjustment). The Board of Directors is entitled to redeem the rights at $.01 per right at any time before a person has acquired 20% or more of the outstanding common stock. The rights plan expires on October 28, 2010. The Board of Directors has also resolved to submit the continuation of the Plan to a shareholder vote within 12 months of the adoption of the rights plan.

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

SUMMARY OF THE THIRD QUARTER 2007 RESULTS

Net sales for the third quarter of 2007 were $133.6 million, compared to $159.6 million in the same quarter of 2006, a decrease of 16.3%. Gross profit margins decreased to 39.5% in the third quarter of 2007, compared to 45.2% in the same quarter of 2006, as a result of changes in product and channel mix and lower sales volume in our Fitness Equipment business. This decrease is primarily due to a soft North American market for home exercise strength products. Operating expenses for the third quarter of 2007 were $74.4 million, compared to $60.9 million in the same quarter of 2006, an increase of 22.2%. This increase is primarily related to an increase of $4.8 million in our bad debt reserve resulting from a former customer that has filed Chapter 11 bankruptcy, costs of $2.3 million associated with the termination of the employment of our former CEO, additional direct marketing spend of $0.9 million and incremental marketing spend of $1.1 million and $0.4 million in our International and Apparel business segments as we realized top line growth in these businesses. These factors led to a quarterly operating loss of $21.6 million compared to operating income of $11.1 million in the third quarter of 2006. Diluted loss per share for the quarter was 43 cents, compared to earnings of 29 cents per share a year ago. During the third quarter of 2006, we recorded a $3.0 million reduction of tax contingency reserve as a result of closing certain statutory periods. In October 2007, we announced a reduction in force of approximately 140 employees, or 9% of our workforce. The staff reduction includes the elimination of positions in most areas of the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

The following tables present certain consolidated financial data as a percentage of net sales and statement of operations data comparing results for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
(In Thousands)	2007	% of net sales	2006	% of net sales	$ change	% change
Net sales	$133,636	100.0%	$159,583	100.0%	$(25,947)	-16.3%
Cost of sales	80,855	60.5%	87,493	54.8%	(6,638)	-7.6%

Gross profit	52,781	39.5%	72,090	45.2%	(19,309)	-26.8%

Operating expenses:
Selling and marketing	52,717	39.4%	42,621	26.7%	10,096	23.7%
General and administrative	16,175	12.1%	14,507	9.1%	1,668	11.5%
Research and development	3,630	2.7%	2,521	1.6%	1,109	44.0%
Royalties	1,903	1.4%	1,296	0.8%	607	46.8%

Total operating expenses	74,425	55.7%	60,945	38.2%	13,480	22.1%

Operating income (loss)	(21,644)	-16.2%	11,145	7.0%	(32,789)	-294.2%
Interest income	222	0.2%	296	0.2%	(74)	-25.0%
Interest expense	(1,852)	-1.4%	(833)	-0.5%	(1,019)	-122.3%
Other income, net	910	0.7%	(2)	0.0%	912	NA

Total other income (expense)	(720)	-0.5%	(539)	-0.3%	(181)	-33.6%

Income (loss) before income taxes	(22,364)	-16.7%	10,606	6.7%	(32,970)	-310.9%
Income tax expense (benefit)	(8,915)	-6.7%	1,230	0.8%	(10,145)	-824.8%

Net income (loss)	$(13,449)	-10.1%	$9,376	5.9%	$(22,825)	-243.4%

Net Sales

Fitness Equipment Business The fitness equipment business designs, produces, markets and sells fitness products under the Nautilus, Bowflex, Schwinn Fitness, and StairMaster brand names. Depending on the brand, our fitness equipment is marketed and sold through the direct, commercial and retail channels of distribution located in the Americas, which includes the U.S., Canada, Mexico and South America. Total net sales for the Fitness Equipment Business were $96.6 million in the third quarter of 2007 compared to $128.3 million in the same period of 2006, a decrease of $31.7 million or 24.7%. The decrease is primarily attributable to reduced sales in the North American market for home strength fitness equipment, primarily home gyms, along with our strategy to improve profitability by eliminating or reducing certain of our customer relationships. Specific channel net sales information is detailed below:

In the commercial channel, net sales were $15.2 million in the third quarter of 2007 compared to $17.9 million in the same period of 2006, a decrease of $2.7 million or 15.1%. Sales in this channel primarily constitute those to commercial dealers, health clubs, hotels and living complexes. The decrease in commercial channel sales was a result of our transition to our new Nautilus One product, a selectorized plate load circuit, and our new “F-3” line of free weights. These two product lines started shipping in limited quantities later in the third quarter than had been anticipated.

In the retail channel, net sales were $22.6 million in the third quarter of 2007 compared to $43.0 million in the same period of 2006, a decrease of $20.4 million or 47.5%. Sales in this channel are primarily to various sporting good stores, warehouse clubs, department stores, fitness retail stores and independent bicycle dealers that typically sell health club-quality equipment to the end consumer for home and small business use. The decline in this channel is mainly due to softness in the North American retail market for strength fitness equipment where we have historically sold our rod-based home gyms. Softness in the home fitness market in the third quarter led to lower sales as our retail partners carried existing inventory into the quarter and did not make significant additional purchases. In addition, sales were affected by our continued strategy to limit the number of power-rod home gyms sold into the retail channel due to potential conflict with our direct channel.

In the direct channel, net sales were $58.4 million in the third quarter of 2007 compared to $67.1 million in the same period of 2006, a decrease of $8.7 million or 13.0%. Sales in the direct channel consist of our Bowflex branded products and primarily include our rod-based home gyms, TreadClimbers, SelectTech dumbbells, and the Revolution. The decrease in net sales is primarily due to decreased sales volume of our home gyms, primarily the power-rod home gyms. This decline is a result of reduced advertising to support the power-rod product line along with increased competition for media space and lower conversion rates within the North American market for home fitness equipment. This decrease was offset by an increase in sales volume for our TreadClimbers in part driven by additional media support for that product in the third quarter of 2007.

International Equipment Business Net sales from the International Equipment Business were $18.7 million in the third quarter of 2007 compared to $14.6 million in the same period of 2006, an increase of $4.1 million or 28.1%. The International Equipment Business represents equipment sales outside of the Americas and includes primarily commercial and retail sales. The increase in net sales is due to expansion of our commercial sales channel through our four western European subsidiaries and various distributors. In addition, the International Equipment business continues to have commercial channel success through our new subsidiary in China since initial launch during the third quarter of 2006.

Fitness Apparel Business Net sales from the Fitness Apparel Business were $18.4 million in the third quarter of 2007 compared to $16.7 million in the same period of 2006, an increase of $1.7 million or 10.2%. The Fitness Apparel Business sells high quality fitness apparel and footwear for cyclists, runners and fitness enthusiasts. The revenue stream of the Fitness Apparel Business is generally seasonal with the first and third quarters having the highest sales and the second and fourth quarters having lower sales. Much of this is related to the timing of customer’s seasonal inventory purchases. The increase in net sales is primarily due to an increase in sales of our core Pearl Izumi cycling apparel with smaller increases in sales of our running apparel and cycling footwear products. In addition, we now operate twelve retail stores and an internet site, which have contributed to the sales increase in the Fitness Apparel Business.

Gross Profit

As a result of lower net sales, total gross profit was $52.8 million in the third quarter of 2007 compared to $72.1 million in the same period of 2006, a decrease of $19.3 million or 26.8%. As a percentage of net sales, gross profit margins decreased to 39.5% in the third quarter of 2007 compared to 45.2% in the comparable period of 2006. The decrease is primarily the result of changes in both our product and channel sales mix as well as overall reduction in the volume of our sales, offset by cost reductions implemented as part of our cost control and containment efforts within our owned manufacturing facilities and with our foreign manufacturing partners. During the third quarter of 2007 we experienced increased sales in our International Equipment Business, which generally has lower gross margins, and reduced sales in our Fitness Equipment Business, which traditionally has higher gross margins. As part of our ongoing efforts to improve margins, we have reduced the cost of products sourced from our Asian manufacturing partners and we continue to focus on improving overall operating efficiencies by consolidating our finished goods supply base, implementing a product pricing model to fully estimate prices from components to finished goods, and implementing stringent guidelines over our second and third party parts supplier base.

Fitness Equipment Business Gross profit for the Fitness Equipment Business decreased, primarily as a result of lower sales, to $39.9 million in the third quarter of 2007 compared to $61.7 million in the same period of 2006. As a percentage of net sales, gross profit margins decreased to 41.3% in the third quarter of 2007 compared to 48.1% in the comparable period of 2006. Factors affecting gross profit margin are primarily related to the overall shift in sales mix for customers, channel and product marketing support for certain retail customers, a higher percentage of sales from our TreadClimber products in the direct channel, which experience a higher number of returns than other products and incremental reserves related to certain finished goods and parts. These items were offset by a reduction of our warranty costs due to an overall improvement in quality and the recovery of a portion of warranty costs from our Asian manufacturers, and through reductions of the actual cost of our sourced products through various sustained engineering efforts and continued vendor contract negotiations as we seek strong partnerships with fewer vendors.

International Equipment Business Gross profit for the International Equipment Business was $5.1 million in the third quarter of 2007 compared to $3.0 million in the same period of 2006, an increase of $2.1 million or 70.0%. As a percentage of net sales, gross profit margin was 27.3% in the third quarter of 2007 compared to 20.5% in the comparable period of 2006. The increase in gross profit is the result of a change in our sales mix in the retail channel and improved margins by selling direct in China and in the Australia direct channel rather than through a distributor.

Fitness Apparel Business Gross profit for the Fitness Apparel Business was $7.8 million in the third quarter of 2007 compared to $7.4 million in the same period of 2006. As a percentage of net sales, gross profit margin decreased to 42.6% in the third quarter of 2007 compared to 44.3% in the comparable period of 2006. The decrease in profit margin percentage is due to the mix of products sold and establishing an inventory reserve related to surplus raw materials and excess and obsolete product.

Operating Expenses

Selling and Marketing

Selling and marketing expenses were $52.7 million in the third quarter of 2007 compared to $42.6 million in the same period of 2006, an increase of $10.1 million or 23.7%. The increase is the result of incremental expenses of $4.8 million within the Fitness Equipment business related to bad debt reserves primarily related to the filing for Chapter 11 bankruptcy by our former customer Gately’s, LLC. In addition, we recorded additional charges related to new strategic marketing agreements as well as costs associated with the termination of certain marketing programs. We have also realized lower conversion rates within the direct channel for our rod-based home gyms which increases our cost per sale. The International Equipment business incurred incremental marketing cost increases in the current period as a result of expansion into new markets including both China and Australia. As a percentage of overall net sales, selling and marketing expenses were 39.4% in the third quarter of 2007 compared to 26.7% in the same period of 2006.

General and Administrative

General and administrative expenses were $16.2 million in the third quarter of 2007 compared to $14.5 million in the same period of 2006, an increase of $1.7 million or 11.7%. As a percentage of net sales, general and administrative expenses were 12.1% in the third quarter of 2007 compared to 9.1% in the same period of 2006. The increase in expense is primarily due to costs associated with the departure of the Company’s former Chief Executive Officer and increased amortization related to the intangible assets acquired during a legal settlement in the second quarter of 2007.

Research and Development

Research and development expenses were $3.6 million in the third quarter of 2007 compared to $2.5 million in the same period of 2006, an increase of $1.1 million or 44.0%. As a percentage of net sales, research and development expenses were 2.7% in the third quarter of 2007 compared to 1.6% in the same period of 2006. The increase in expense is due to increases in wages, recruiting, relocation, prototyping expenses and contracted services related to the development of the Nautilus One and other new equipment and apparel products.

Royalties

Royalty expenses were $1.9 million in the third quarter of 2007 compared to $1.3 million in the same period of 2006. We have several agreements under which we are obligated to pay royalty fees on certain product sales. The increase in our royalty expense is primarily a result of increased sales volumes related to our Bowflex TreadClimber and Nautilus Commercial TreadClimber and Bowflex Revolution products as well as preproduction royalties for products that are not yet being sold. The Bowflex Revolution has a higher royalty rate than many of our other products. As a percentage of net sales, royalty expenses were 1.4% in the third quarter of 2007 compared to 0.8% in the same period of 2006. We anticipate this trend to continue through the fourth quarter as we expect our Revolution and TreadClimber sales to be a higher percentage of sales in the Direct Channel as compared to the fourth quarter of last year.

Other Income (Expense)

Interest Expense

Interest expense increased to $1.9 million in the third quarter of 2007 compared to $0.8 million in the same period of 2006. The increase in interest expense is due to the increased average short-term borrowings outstanding during the third quarter of 2007 as compared to 2006.

Other Income, net

Net other income increased to $0.9 million in the third quarter of 2007. The increase is due to the higher foreign currency gains in 2007 realized by the Company.

Income Tax Expense (Benefit)

The provision for income tax was a benefit of $8.9 million in the third quarter of 2007 compared to an expense of $1.2 million in the same period of 2006, a decrease of $10.1 million. The decrease was due primarily to a pre-tax loss in the third quarter of 2007 compared to pre-tax income in the same period of 2006. Our effective tax rate for the third quarter of 2007 was 39.9% compared to 11.6% in the same period of 2006. The increase in our annual effective tax rate was primarily due to the change to pre-tax loss from pre-tax income, and a $3.0 million reduction of tax contingency reserves during the third quarter of 2006.

SUMMARY OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Net sales for the first nine months of 2007 were $409.5 million, compared to $482.2 million for the same period of 2006, a decrease of 15.1%. Gross profit margins decreased to 41.9% in the first nine months of 2007, compared to 44.0% in the same period of 2006, primarily as a result of changes in sales mix for customers, channels, and products. The Company settled a lawsuit and obtained access to certain intellectual properties that were valued at $18.3 million and are recorded as a reduction to operating expenses in the 2nd quarter of 2007. As a result of lower sales volume, offset by the litigation settlement, we realized an operating loss for the first nine months of 2007 of $14.8 million compared to operating income of $21.4 million for the prior year comparable period. Diluted loss per share for the first nine months of 2007 was 31 cents, compared to diluted earnings per share of 50 cents a year ago.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

The following tables present certain consolidated financial data as a percentage of net sales and statement of operations data comparing results for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
(In Thousands)	2007	% of net sales	2006	% of net sales	$ change	% change
Net sales	$409,548	100.0%	$482,185	100.0%	$(72,637)	-15.1%
Cost of sales	238,002	58.1%	270,192	56.0%	(32,190)	-11.9%

Gross profit	171,546	41.9%	211,993	44.0%	(40,447)	-19.1%

Operating expenses:
Selling and marketing	147,609	36.0%	137,887	28.6%	9,722	7.1%
General and administrative	42,858	10.5%	40,399	8.4%	2,459	6.1%
Research and development	9,568	2.3%	8,321	1.7%	1,247	15.0%
Royalties	4,610	1.1%	3,991	0.8%	619	15.5%
Litigation settlement	(18,300)	-4.5%	—	0.0%	(18,300)	0.0%

Total operating expenses	186,345	45.5%	190,598	39.5%	(4,253)	-2.2%

Operating income (loss)	(14,799)	-3.6%	21,395	4.4%	(36,194)	-169.2%
Interest income	265	0.1%	582	0.1%	(317)	-54.5%
Interest expense	(3,603)	-0.9%	(1,734)	-0.4%	(1,869)	-107.8%
Other income, net	1,697	0.4%	1,220	0.3%	477	39.1%

Total other income (expense)	(1,641)	-0.4%	68	0.1%	(1,709)	-2513.2%

Income (loss) before income taxes	(16,440)	-4.0%	21,463	4.5%	(37,903)	-176.6%
Income tax expense (benefit)	(6,565)	-1.6%	5,215	1.1%	(11,780)	-225.9%

Net income (loss)	$(9,875)	-2.4%	$16,248	3.4%	$(26,123)	-160.8%

Net Sales

Fitness Equipment Business Total net sales for the Fitness Equipment Business were $301.5 million in the first nine months of 2007 compared to $389.2 million in the same period of 2006, a decrease of $87.7 million or 22.5%. The decrease is primarily attributable to reduced sales in the North American market for home fitness equipment, especially in home exercise strength products. Specific channel net sales information is detailed below:

In the commercial channel, net sales were $51.4 million in the first nine months of 2007 compared to $52.1 million in the same period of 2006, a decrease of $0.7 million or 1.3%. The decrease in net sales is due to a delay in the introduction of the new Nautilus One and free weights product lines that started shipping in limited quantities late during the third quarter of 2007. In addition, refinement of our customer relationships has resulted in lower sales to certain customers with the goal of overall improvements in profitability. This decline was offset by increased demand for our commercial grade TreadClimber and Nautilus upright and recumbent bikes. The TreadClimber product continues to overcome initial quality issues and is becoming a staple product for our commercial customers. We refreshed the Nautilus brand commercial bikes in early 2007 which has resulted in an increase of volume in the first nine months of 2007.

In the retail channel, net sales were $62.4 million in the first nine months of 2007 compared to $125.9 million in the same period of 2006, a decrease of $63.5 million or 50.4%. The decline in this channel is mainly due to a shift in strategy by limiting the number of power-rod home gyms being offered into this channel. In addition, we have seen general softness in the consumer retail market for overall home fitness equipment, especially in the market for home exercise strength products where we have historically sold our rod-based home gyms. Additionally, lower sales volume as a result of reduced sales to our current retail partners as they sell through their existing inventory.

In the direct channel, net sales were $186.1 million in the first nine months of 2007 compared to $211.0 million in the same period of 2006, a decrease of $24.9 million or 11.8%. The decrease in net sales is primarily due to reduced sales of our rod-based home gyms, which resulted from a combination of factors, including reduced advertising early in the year, increased competition for media space, lower conversion rates due to the slow-down in the North American market for home fitness equipment and a large inventory of rod-based products at our retail partners. This decrease was offset by an increase in sales volume for our Bowflex TreadClimbers and the Bowflex Revolution due to additional media support during 2007.

International Equipment Business Net sales from the International Equipment Business were $53.2 million for the first nine months of 2007 compared to $43.0 million in the same period of 2006, an increase of $10.2 million or 23.7%. The increase in net sales is due to expansion of our commercial sales channel in our four western European subsidiaries and distributor business following the successful introduction of the TreadClimber in international sales markets in the third quarter of 2006. In addition, the International Equipment business successfully established a subsidiary in China during the third quarter of 2006 and has added an Australian outlet in 2007 that has helped to grow sales.

Fitness Apparel Business Net sales from the Fitness Apparel Business were $54.8 million for the first nine months of 2007 compared to $50.0 million in the same period of 2006, an increase of $4.8 million or 9.6%. The revenue stream of the Fitness Apparel Business is generally seasonal with the first and third quarters having the highest sales and the second and fourth quarters having lower sales. The increase in net sales is primarily due to increasing net sales of our core Pearl Izumi cycling and running apparel and cycling footwear products in the domestic market and in the international direct markets.

Gross Profit

As a result of lower net sales, total gross profit was $171.5 million in the first nine months of 2007 compared to $212.0 million in the same period of 2006, a decrease of $40.5 million or 19.1%. As a percentage of net sales, gross profit margins decreased to 41.9% in the first nine months of 2007 compared to 44.0% in the comparable period of 2006. The decrease is primarily the result of a shift in sales mix between customers, channels, and products as well as the overall decline in sales volume, offset by cost reductions implemented during our cost control and containment efforts within our owned manufacturing facilities and with our manufacturing partners. Sales in the Fitness Equipment Business, which traditionally earn a higher gross margin, declined while sales in the International Equipment Business, which generally have a lower gross margin due to additional freight costs, increased. These items have been offset by reductions in our warranty costs by recovering a portion of such costs from our suppliers.

Fitness Equipment Business - Gross profit for the Fitness Equipment Business decreased to $132.0 million in the first nine months of 2007 compared to $179.6 million in the same period of 2006, a decrease of $47.6 million or 26.5%. The decrease in gross profit was due primarily to lower net sales. As a percentage of net sales, gross profit margins decreased to 43.8% in the first nine months of 2007 compared to 46.2% in the comparable period of 2006. Factors affecting gross profit margin include sales channel and product sales mix and additional promotions in the direct and retail channels. Most notable is the reduction of sales in power-rod home gyms sold in both the direct and retail channels that historically provide higher margins than most of our other finished goods. These items have been offset by reductions in our warranty costs by recovering a portion of such costs from our Asian manufacturers and realizing reduced parts and labor costs due to improved quality. Further, we have reduced the cost of products sourced from our Asian manufacturing partners and we continue to focus on improving operating efficiencies and cost and quality engineering.

International Equipment Business - Gross profit for the International Equipment Business was $15.9 million in the first nine months of 2007 compared to $10.5 million in the same period of 2006, an increase of $5.4 million or 51.4%. As a percentage of net sales, gross profit margin was 29.8% in the first nine months of 2007 compared to 24.4% in the comparable period of 2006. The increase in gross profit is the result of a better sales mix in the retail channel and improved margins resulting from a shift to a direct sales model in China and Australia.

Fitness Apparel Business - Gross profit for the Fitness Apparel Business was $23.7 million in the first nine months of 2007 compared to $21.9 million in the same period of 2006, an increase of $1.8 million or 8.2%. As a percentage of net sales, gross profit margin decreased to 43.2% in the first nine months of 2007 compared to 43.8% in the comparable period of 2006. The increase in profit margin dollars is due to increased sales within the core Pearl Izumi cycling and running apparel and cycling footwear products. The decreased margin percentage is due to the mix of products sold and lower than normal volume of close out and discounted items sold in the first half of 2006.

Operating Expenses

Selling and Marketing

Selling and marketing expenses were $147.6 million in the first nine months of 2007 compared to $137.9 million in the same period of 2006, an increase of $9.7 million or 7.0%. The increase is the result of increased expenses within the Fitness Equipment business related to incremental bad debt reserves primarily related to the bankruptcy filing by a former customer. In addition, selling and marketing expenses within the International Equipment and Apparel businesses increased in support of growing revenue, costs related to expansion into new markets for International equipment (China and Australia) and the opening of new retail stores for the Apparel business. These increases were offset by a sales volume decline in the direct channel resulting in lower marketing expenses and financing fees within the Fitness Equipment Business but an increase as a percentage of sales in the direct channel. As a percentage of net sales, selling and marketing expenses were 36.0% in the first nine months of 2007 compared to 28.6% in the same period of 2006.

General and Administrative

General and administrative expenses were $42.9 million in the first nine months of 2007 compared to $40.4 million in the same period of 2006, an increase of $2.5 million or 6.2%. As a percentage of net sales, general and administrative expenses were 10.5% in the first nine months of 2007 compared to 8.4% in the same period of 2006. The increase in expense is primarily due to increased costs associated with the termination of employment of our former Chief Executive Officer along with increased amortization related to intangible assets acquired during our legal settlement with ICON in the second quarter 2007.

Research and Development

Research and development expenses of $9.6 million in the first nine months of 2007 were comparable to $8.3 million in the same period of 2006, an increase of $1.3 million or 15.7%. The increase in expense is due to increases in wages, recruiting and prototyping expense for our research and development focus on introducing the new “Nautilus One” and other new equipment and apparel products.

Royalties

Royalty expenses of $4.6 million in the first nine months of 2007 were comparable to $4.0 million in the same period of 2006. As a percentage of net sales, royalty expenses were 1.1% in the first nine months of 2007 compared to 0.8% in the same period of 2006. This increase is a result of product mix with a higher portion of total net sales being related to the Bowflex Revolution and Bowflex and Nautilus TreadClimber products.

Litigation Settlement

During the first nine months of 2007, the Company settled a lawsuit with ICON Health & Fitness, Inc. and as a result we received the rights to utilize a variety of fitness equipment related patents and technologies. We have valued those assets and recorded them as a reduction to operating expenses of $18.3 million.

Other Income (Expense)

Interest Expense

Interest expense increased to $3.6 million in the first nine months of 2007 compared to $1.7 million in the same period of 2006. The increase in interest expense is due to the increased average short-term borrowings outstanding during the first nine months of 2007 as compared to 2006.

Other Income, net

Other Income, net increased to $1.7 million in the first nine months of 2007 from $1.2 million in the comparable period of 2006. The increase is due to higher foreign currency gains realized by the Company in 2007.

Income Tax Expense (Benefit)

The provision for income tax was a benefit of $6.6 million in the first nine months of 2007 compared to an expense of $5.2 million in the same period of 2006, a change of $11.8 million. This change was due primarily to a pre-tax loss in 2007 compared to pre-tax income in 2006. Our effective tax rate for the first nine months of 2007 was 39.9% compared to 24.3% in the same period of 2006. The increase in our annual effective tax rate was primarily due to the change to pre-tax loss from pre-tax income, and a $3.0 million reduction of tax contingency reserves during the third quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2007, our operating activities provided $8.6 million in net cash compared to generating $36.7 million in the same period of the prior year. The decrease from the prior year is related to a net loss due to a significant reduction in sales, and decreases in payables and accrued liabilities offset by a reduction in accounts receivable. The decline in sales has led to lower accounts receivable and higher inventory balances outstanding at September 30, 2007.

Net cash used in investing activities was $44.8 million in the first nine months of 2007 compared to net cash used in investing activities of $9.9 million in the same period of 2006. The Company deposited $34.0 million in the Land America acquisition during the first nine months of 2007. Capital expenditures were $9.3 million in the first nine months of 2007 compared to $8.4 million in the same period of 2006. Capital expenditures during the first nine months of 2007 consisted of manufacturing equipment and tooling to support new, innovative product offerings, and computer equipment to maintain and expand current information systems. In the prior year period, we sold a building and received $6.1 million in net proceeds and acquired intellectual property for $5.8 million.

Net cash provided by financing activities was $52.8 million in the first nine months of 2007 compared to net cash used of $32.9 million in the same period of the prior year. Cash dividends paid were $9.5 million in the first nine months of 2007 versus $9.8 million in the first nine months of 2006. The Company repurchased $16.7 million of stock in the prior year period. Due to the current year operating losses and other activities, the Company borrowed $61.5 million in the current year period while paying down borrowings by $5.1 million in the prior year period.

As part of our restructuring efforts, we announced there would be no quarterly dividend paid starting in the fourth quarter of 2007.

Acquisition

On October 17, 2007 the Company entered into the following agreements: (i) Asset Purchase Agreement by and among the Company and Land America Health &Fitness Co., Ltd., a company formed under the laws of the People’s Republic of China (“Land America”), Michael C. Bruno (“Bruno”) and Yang Lin Qing (“Yang”) (the “Land America Agreement”); (ii) Asset Purchase Agreement by and among the Company and Treuriver Investments Limited a British Virgin Islands company (“Treuriver”), Bruno and Yang (the “Treuriver Agreement”); (iii) Post-Closing Audit Agreement by and among the Company, Land America, Bruno and Yang (the “Audit Agreement”); and (iv) First Amendment to Escrow Agreement by and among the Company, Treuriver, Bruno (in his capacity as Representative under the Treuriver Agreement), and U.S. Bank National Association (in its capacity as Escrow Agent) (the “First Amendment”). (The Land America Agreement, Treuriver Agreement, Audit Agreement and First Amendment are collectively referred to as the “Agreements”, and Land America, Treuriver, Bruno and Yang are collectively referred to as “Sellers”).

The Agreements provide for the terms and conditions under which the Company or its wholly-owned subsidiaries will acquire or lease substantially all of the assets of Land America and Treuriver. Land America is primarily engaged in the manufacture of products for the Company in a manufacturing facility located in Xiamen, People’s Republic of China (“PRC”), and Treuriver is Land America’s related trading company. The Agreements were entered into following the exercise, on June 29, 2007, of purchase options set forth in Purchase Option Agreements with Land America, Treuriver, Bruno and Yang which the Company entered into on February 1, 2007.

In connection with execution of the Purchase Option Agreements, the Company delivered a non-refundable deposit of $6 million to Sellers. Upon exercise of the options, the Company deposited an additional $30 million into escrow. Under the terms of the First Amendment to Escrow Agreement entered into as part of the Agreements, $12.5 million was released from escrow to Sellers as an additional nonrefundable deposit and $12.5 million was released to the Company. The remaining $5.0 million is to remain in escrow until closing.

Under the terms of the Agreements, on January 1, 2008 a wholly-owned direct or indirect subsidiary of the Company to be formed in Xiamen, Fujian, PRC (“Buyer”) will acquire substantially all of the assets currently used by Land America to manufacture products on behalf of the Company. In addition, Buyer will enter into a Lease Agreement providing for the lease of the land and buildings in which Land America currently conducts its manufacturing operations. The Lease Agreement includes a purchase option and it is anticipated that Buyer will complete the purchase of the buildings and land use rights on or before October 31, 2008. In addition, on January 1, 2008 the Company or a direct or indirect wholly-owned subsidiary of the Company will acquire substantially all of the assets of Treuriver.

In addition to applying the previously delivered deposits as described above, within five business days of closing on January 1, 2008 the Company or its subsidiaries will pay $21.5 million to Sellers. The portion of the total purchase price attributable to inventory is subject to adjustment based on the actual value of inventory on the closing date. On the earlier of October 31, 2008 and the date on which Buyer completes the purchase of the land rights and buildings pursuant to the Lease Agreement, an additional $11 million will be paid to Sellers. The purchase price for the land rights and buildings is $11.5 million. The total acquisition cost, including the purchase of the land rights and buildings, but excluding inventory, is expected to be $63.0 million. The additional purchase of inventory at closing is expected to range from $4.0 million to $6.0 million.

Credit Facility

In February 2007, the Company paid off the outstanding balances under the $65 million credit facility that it entered in fiscal 2005 as well as the $25 million facility that it entered into October 2006. Thereafter, the Company entered into a new revolving credit agreement (the “Facility”) with several financing institutions. The Facility provides for an unsecured revolving credit facility to include revolving loans and a $10 million swing line, for a maximum commitment amount of $125 million with an option to increase the facility to $175 million. The Facility expires on February 14, 2012 and is intended for general corporate purposes, working capital requirements, financing permitted acquisitions and share repurchases.

The Facility provides for either Base Rate loans in the principal amount of $1.0 million or in increments of $0.1million thereof or Eurodollar Rate loans in the principal amount of $2.5 million or in increments of $0.5 million in excess thereof. It also allows for swing loans in minimum amounts of $0.1 million subject to its sub-limit of $10.0 million for the duration of up to ten business days, and letters of credit in the minimum amount of $0.1 million.

The Facility requires DashAmerica, Inc. d/b/a Pearl Izumi, Inc. (“Pearl Izumi”), a wholly-owned subsidiary of the Company, to be a guarantor; other domestic subsidiaries may be required to become guarantors under certain circumstances. The Facility also contains certain financial and non-financial covenants which include a consolidated leverage ratio, a consolidated asset coverage ratio, and a requirement to maintain a minimum consolidated EBITDA.

On October 5, 2007, the Company and Pearl Izumi entered into a Security and Pledge Agreement with Bank of America, N.A. (“Security Agreement”) in its capacity as administrative agent under the Company’s existing five-year $125 million Facility. The Security Agreement covers substantially all of the personal property assets of the Company and Pearl Izumi and secures the Company’s existing line of credit, swingline credit line and letter of credit subfacility, which had previously been unsecured.

On October 12, 2007, the Company and its subsidiary Pearl Izumi entered into a First Amendment and Waiver to Credit Agreement (the “Amendment”) in respect of the Facility dated as of February 14, 2007 among Bank of America, N.A. in its capacity as Administrative Agent and the lenders party thereto.

Pursuant to the Amendment, the lenders under the credit facility agreed to waive defaults of the financial covenants under the Facility with respect to the four fiscal quarter period ended September 30, 2007. The applicable margin on borrowings was increased: (i) with respect to Eurodollar Rate loans, to 2.00% per annum, (ii) with respect to Base Rate loans, to 0.50% per annum, and (iii) with respect to Swing Line loans, to 0.50% per annum. Additionally, effective as of January 1, 2008, the maximum amount of the credit line will be restricted to $75,000,000 unless the Company’s consolidated EBITDA is at least $32,500,000 for each of the two most recently ended quarterly periods.

The Company is in the process of negotiating a new expanded asset-based credit facility for an anticipated $150.0 million with an accordion of $50.0 million. We anticipate completing this process by year-end.

We believe our existing cash and cash equivalents, cash generated from operations and borrowings available under our credit facilities will be sufficient to meet our capital requirements in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

As described in notes to the consolidated financial statements in our most recent Annual Report on Form 10-K, from time to time, we arrange for leases or other financing sources with third parties to enable certain of our commercial customers to purchase our commercial products. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At September 30, 2007 and December 31, 2006, the maximum contingent liability under all recourse provisions were approximately $1.3 million and $1.6 million, respectively.

The Company has an agreement with a financing company to provide second tier financing for its consumers in which the Company shared financial responsibility if consumer default rates exceeded contractual expectations. During the third quarter 2007, the Company renegotiated its second tier financing agreements and transferred risk of loss to the financing company for a settlement payment of $0.7 million the majority of which was accrued prior to June 30,2007. As a result, a reserve is no longer established for consumer default on second tier financing arrangements. Our financing partners review consumer credit information and determine which consumers will receive financing and approve the amount of financing provided. The Company had a reserve for second tier consumer financing of $0.3 million at December 31, 2006. Refer to Note 9 of the Notes to Consolidated Financial Statements for further discussion of the accounting treatment for these arrangements.

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

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. As described by the Securities and Exchange Commission (“SEC”), critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of the company. There were no changes to our critical accounting estimates and assumptions in the three and nine month periods ended September 30, 2007. Refer to our most recent Annual Report on Form 10-K for a complete description of our critical accounting estimates and assumptions.

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

FOREIGN EXCHANGE RISK

We are exposed to foreign exchange risk from currency fluctuations, mainly in Canada and Europe, due to sourcing of our products in U.S. Dollars and selling of products in Canadian Dollars, Swiss Francs, and Euros. Given the relative size of our current foreign operations, the exposure to the exchange risk could have a material impact in the results of operations. Management estimates the maximum impact on stockholders’ equity of a ten percent change in any applicable foreign currency to be approximately $1.4 million.

INTEREST RATE RISK

Fluctuations in the general level of interest rates on our current variable rate credit agreements expose us to market risk. As of September 30, 2007, our outstanding borrowings under the credit facilities were $109.0 million and represented 51.3% of our total liabilities. Due to the short-term nature of these borrowings, management believes that any reasonably possible near-term changes in related interest rates would not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In October 2006, the Company filed a complaint in the Superior Court for Clark County, Washington against Gately’s LLC (“Gately’s”) seeking damages in the amount of $5.1 million plus interest, attorney’s fees and costs, for collection of outstanding accounts receivable for product purchased by Gately’s. This case has been dismissed and refiled by the Company in state court in Boulder County, Colorado. In its answer to the complaint, Gately’s has asserted defenses to payment and counterclaims against Nautilus in an unspecified amount. In September 2007, Gately’s filed a petition for bankruptcy which has stayed the litigation in Colorado. In September 2007, the Company reserved an additional $4.8 million to be fully reserved for this unpaid receivable as a result of the bankruptcy filing.

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

If we fail to comply with our debt covenants our ability to borrow under our existing credit facility may be limited and we may be required to obtain alternative financing. Compliance with our debt covenants may be adversely affected by various economic, financial and industry factors. Noncompliance with the covenants would constitute an event of default under our credit facility, allowing the lenders to accelerate repayment of any outstanding borrowings and/or suspend future borrowings. We have negotiated a waiver of certain financial covenants with the lenders under our current credit facility through December 31, 2007, however, if we fail to comply with such financial covenants after December 31, 2007, or fail to enter into a new Credit Facility prior to that time, the amount we would be permitted to borrow under our existing credit facility would be limited. There is no assurance that we would be able to obtain an additional waiver or amendments to our current credit facility, or enter into a new credit facility, on favorable terms, or at all.

Item 6.	Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description
10.1	Security and Pledge Agreement dated as of October 5, 2007 by and among Nautilus, Inc., DashAmerica, Inc. and Bank of America N.A., as Administrative Agent

10.2	First Amendment and Waiver to Credit Agreement dated as of October 12, 2007 by and among Nautilus, Inc., DashAmerica, Inc. and Bank of America N.A., as Administrative Agent

10.3	Asset Purchase Agreement dated as of October 17, 2007 by and among Nautilus, Inc., Land America Health & Fitness Co., LTD., Michael C. Bruno and Yang Lin Qing.

10.4	Asset Purchase Agreement dated as of October 17, 2007 by and among Nautilus, Inc., Treuriver Investments Limited, Michael C. Bruno and Yang Lin Qing.

10.5	First Amendment to Escrow Agreement dated as of October 17, 2007 by and among Nautilus, Inc., Treuriver Investments Limited, Michael C. Bruno and U.S. Bank National Association, as Escrow Agent.

10.6	Post-Closing Audit Agreement dated as of October 17, 2007 by and among Nautilus, Inc., Land America Health & Fitness Co., LTD., Michael C. Bruno and Yang Lin Qing.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a - 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.

November 9, 2007	By:	/s/ Robert S. Falcone
Date		Robert S. Falcone, Chairman, Chief Executive Officer and President (Principal Executive Officer)

November 9, 2007	By:	/s/ William D. Meadowcroft
Date		William D. Meadowcroft, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

November 9, 2007	By:	/s/ Aaron G. Atkinson
Date		Aaron G. Atkinson, Corporate Controller, (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Security and Pledge Agreement dated as of October 5, 2007 by and among Nautilus, Inc., DashAmerica, Inc. and Bank of America N.A., as Administrative Agent

10.2	First Amendment and Waiver to Credit Agreement dated as of October 12, 2007 by and among Nautilus, Inc., DashAmerica, Inc. and Bank of America N.A., as Administrative Agent

10.3	Asset Purchase Agreement dated as of October 17, 2007 by and among Nautilus, Inc., Land America Health & Fitness Co., LTD., Michael C. Bruno and Yang Lin Qing.

10.4	Asset Purchase Agreement dated as of October 17, 2007 by and among Nautilus, Inc., Treuriver Investments Limited, Michael C. Bruno and Yang Lin Qing.

10.5	First Amendment to Escrow Agreement dated as of October 17, 2007 by and among Nautilus, Inc., Treuriver Investments Limited, Michael C. Bruno and U.S. Bank National Association, as Escrow Agent.

10.6	Post-Closing Audit Agreement dated as of October 17, 2007 by and among Nautilus, Inc., Land America Health & Fitness Co., LTD., Michael C. Bruno and Yang Lin Qing.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a - 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002