Form 10-K
period 2007-12-31
NAUTILUS, INC.
filed 2008-03-17
CIK 1078207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price ($12.04) as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007) was $379,803,437.

The number of shares outstanding of the registrant’s common stock as of February 29, 2008 was 31,557,136 shares.

Documents Incorporated by Reference

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2008 Annual Meeting of Shareholders.

NAUTILUS, INC.

2007 FORM 10-K ANNUAL REPORT

i

PART I

Item 1. Business

OVERVIEW

Nautilus, Inc. is a leading designer, developer, manufacturer and marketer of branded fitness products sold under such well-known brand names as Nautilus, Bowflex, Schwinn Fitness and StairMaster. As used in this Form 10-K, the terms “we,” “our,” “us,” “Nautilus” and the “Company” refer to Nautilus, Inc. and its subsidiaries. Founded in 1986 and incorporated in the state of Washington in 1993, the Company had 2007 net sales from continuing operations of $501 million. In 2007 the Company experienced a decline in net sales after several years of growth achieved through a combination of internal growth of our Bowflex brand and a series of strategic acquisitions of well-recognized brands, including Nautilus International, Inc. (“Nautilus”) in January 1999, the fitness division of Schwinn/GT Corp. and its affiliates (“Schwinn Fitness”) in September 2001, and StairMaster Sports/Medical, Inc. (“StairMaster”) in February 2002. The Company acquired DashAmerica, Inc. d/b/a Pearl Izumi USA (“Pearl Izumi”) in July 2005; however, this unit was for sale at the end of 2007 and is considered a discontinued operation in the accompanying financial statements. In February 2008 we entered into an agreement to sell Pearl Izumi and we anticipate the transaction to be completed late in the first quarter of 2008.

Our common stock is listed on the New York Stock Exchange and trades under the symbol “NLS.” Our principal executive offices are located at 16400 SE Nautilus Drive, Vancouver, Washington 98683, and our telephone number is (360) 859-2900.

OUR STRATEGY

We view our Company as a global fitness products company providing innovative, quality solutions to help people achieve a fit and healthy lifestyle. We are focused on becoming a global organization, emphasizing quality, delivering innovation to provide a competitive edge, and ensuring a coordinated brand strategy for all products.

We envision presenting innovative, branded strength and cardiovascular products where people shop for home fitness equipment and where they exercise using commercial quality fitness equipment.

RECENT DEVELOPMENTS

We experienced a challenging business environment in 2007, partially because of softening conditions for consumer discretionary purchases and partially because the Company did not execute well in our effort to bring innovative branded solutions to people around the world. In August 2007 the Company’s Board of Directors replaced our Chairman and CEO with Mr. Robert Falcone, who at the time of his appointment was serving as our Lead Independent Director. After a search by a leading recruiting firm, the Board appointed Mr. Falcone as permanent CEO in October 2007. The Company began an intensive turnaround process in the second half of 2007 that resulted in substantial charges, especially in the fourth quarter.

The Company has taken a number of steps to improve our operational performance. Among them:

•	The Company completed a broad-based reduction in force involving 140 positions or 9% of the Company’s employee base.

•

We have suspended the sale of two cardiovascular products sold in the commercial market that were causing unusually high warranty and service costs. One of these, the commercial TreadClimber, is expected to be reintroduced once its durability can be improved.

•

We closed the Australian direct sales operation during early 2008, consolidated call centers in North America resulting in the anticipated second quarter 2008 closure of our Winnipeg call center, and announced the April 2008 closure of our large distribution center in the Chicago suburb of Bolingbrook, Illinois.

•

We began a rationalization and segmentation of the products offered in various channels. The result is expected to be fewer and more profitable products offered with clear delineation of product offerings between segments.

•

We initiated a gross margin improvement program that includes: (i) a focus on reducing the cost of existing products; (ii) a focus on profitability by customer and (iii) a global evaluation of our manufacturing and distribution infrastructure.

In addition, we took several actions during the second half of 2007 to restore strength to our balance sheet. The Company decided in the fourth quarter 2007 to divest our Fitness Apparel segment by seeking a purchaser for the Pearl Izumi business. In addition, we addressed EBITDA-related covenant violations in our $100 million unsecured debt agreement by replacing the credit facility with a 5-year $100 million asset-based line of credit (to be reduced to $70 million upon the close of the Pearl Izumi sale). We also initiated an inventory reduction program to reduce the working capital required to operate the business, and sold a building we owned in Louisville, Colorado.

For a further discussion of the financial impact of these actions, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation located at Part II, Item 7 of this Form 10-K.

On September 20, 2007, Sherborne Investors LP (together with its affiliates, “Sherborne”), our largest shareholder, sent a letter to the Company demanding a special meeting of shareholders for the purpose of presenting certain proposals, including a proposal to remove four members of our Board and replace them with nominees put forth by Sherborne. Following a proxy contest, a special meeting of shareholders was convened on December 18, 2007 at which the Company’s shareholders voted in favor of all the proposals put forth by Sherborne. As a result, in December 2007 four of the Company’s former directors were removed and replaced by the Sherborne nominees and Mr. Edward J. Bramson, the Managing Member of Sherborne, was named Chairman of our Board of Directors.

BUSINESS SEGMENTS

The Company’s reportable segments are evidence of the structure of the Company’s internal organization and allow focus on specific business opportunities in the Company’s worldwide market. Following the 2007 decision to exit its Fitness Apparel Segment, which is reported as a discontinued operation, the Company operates in two business segments as follows:

•

The Fitness Equipment Business is responsible for the design, production, marketing and the selling of branded fitness equipment sold under the Nautilus, Bowflex, Schwinn Fitness, and StairMaster brand names and is responsible for servicing customers within North and South America.

The Company’s original flagship product was a Bowflex home exercise gym with Power Rod Technology. The Company has been diversifying its product line since 1999 through acquisitions and innovation. As a result, sales of the original Bowflex Power Rod home gyms have continued to drop as a percentage of revenue. In 2007, our Power Rod home gym product line accounted for approximately 31% of our revenue, down from 43% and 46% in 2006 and 2005, respectively, as we continue our strategy of diversifying our breadth of products in all channels.

•

The International Equipment Business is responsible for marketing and selling branded fitness equipment under the Nautilus, Bowflex, Schwinn Fitness, and StairMaster brand names and is responsible for servicing customers outside of the Americas. The International Equipment Business primarily reflects sales in the commercial business sector. Sales in this segment have grown over the last three years and comprised 15%, 10% and 9% of consolidated sales for the years ended December 31, 2007, 2006 and 2005, respectively.

Detailed financial information about our business segments, including information regarding geographic areas, is included in Note 13 of the Notes to Consolidated Financial Statements.

PRODUCTS

The Company’s principal business activity is the design, development, manufacturing, and worldwide marketing of high quality cardiovascular and strength products and related accessories.

Branded Fitness Equipment Products

The fitness equipment line is comprised of high-quality cardiovascular and strength products that cover a broad range of technology, price points, and features that are believed to be among the best in categories in which they compete.

•

Our Nautilus brand includes four distinct lines of strength equipment, free weights and benches, and a complete line of cardio equipment including treadmills, ellipticals, and upright and recumbent exercise bicycles.

•	Our StairMaster brand is best known for steppers and stepmills designed for excellent lower-body and cardiovascular workouts.

•

Our Bowflex brand has been expanded to represent a complete line of fitness equipment to include both strength and cardio products. Included in the Bowflex brand are multiple models of rod-based home gyms, the Revolution home gym, SelectTech dumbbells, weight benches, home TreadClimbers and treadmills.

•	Our Schwinn Fitness brand includes a popular line of equipment designed for indoor cycling which includes upright and recumbent exercise bikes, as well as treadmills and ellipticals.

•	We acquired the Universal brand in 2006 and we expect to introduce a line of strength products under this brand in 2009.

SALES AND MARKETING

Fitness Equipment Business

The Fitness Equipment Business products are marketed and sold through a diversified direct, retail, and commercial sales distribution channel within the Americas, which includes the United States (the “U.S.”), Mexico, Canada and South America. These distribution channels consist of independent authorized dealers, our own sales force, distributors and our e-commerce web sites that are accessible through the overall website (www.nautilusinc.com). We believe we position our products to better meet consumer demand and shopping patterns and to further expand our sales channels by offering more of the products consumers want in the places they shop and exercise.

Our Fitness Equipment Business has three distinct sales channels:

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

We contract with large telemarketing companies to receive and process information requests generated by our spot television advertising. The telemarketing agents for these companies collect names, addresses and other basic information from callers but do not directly sell our products.

We manage our own customer service call center in Vancouver, Washington. It operates 18 to 23 hours per day to receive and process the vast majority of all infomercial-generated and customer service-related inquiries.

•

In the commercial channel, we market and sell our Nautilus, Schwinn Fitness, and StairMaster commercial fitness equipment through an internal sales force and selected dealers and distributors to health clubs, government agencies, hotels, corporate fitness centers, colleges, universities and assisted living facilities. Our commercial sales force is focused on expanding the market position of our existing Nautilus, Schwinn Fitness, and StairMaster commercial product lines through joint marketing programs with clubs thus making fitness inviting for guests, and utilizing our knowledge from the Nautilus Institute, a Company-sponsored fitness advocacy initiative, to improve our product offerings.

There are several national and regional industry trade shows, such as the International Health, Racquet and Sportsclub Association and Club Industry, as well as certain regional events that showcase our programs and products. Trade shows provide opportunities to meet face-to-face with our customers and the media to obtain valuable feedback by being able to test market messages, receive customer input on product designs, and evaluate the competition.

We maintain a database that includes contacts at thousands of commercial facilities and enables us to monitor responses to direct mail promotions. All direct mail promotions are supplemented by a telemarketing effort to maximize customer response. We maintain a modest advertising presence in certain trade publications.

•

In the retail channel, we market and sell a comprehensive line of consumer fitness equipment under the Nautilus, Schwinn Fitness, StairMaster, and to a lesser extent Bowflex, brands through a network of more than 6,200 locations consisting of sporting goods, warehouse clubs, department stores, governmental agencies, mass retailers, specialty retailers, and independent bike dealers. Over time, the Company expects to present its products in fewer retail locations.

The main focus for marketing our retail products is two-fold: 1) fully support our network of customers, and 2) leverage our direct marketing advertising programs to market brands and products through the retail sales channel that were previously only available to consumers through the direct sales channel. Company sponsored marketing programs have been developed to ensure that our Nautilus, Schwinn Fitness, Bowflex, and StairMaster brands remain prominent in the minds of customers and consumers and drive consumers to their local retailers.

International Equipment Business

The International Equipment Business product line is marketed and sold through a diversified retail and commercial sales distribution channel outside of the Americas through our own sales force and international distributors. The sales are predominately commercial with retail sales comprising 21% of the total for the International Equipment Business. By offering a complete line of strength and cardio products, we now have greater ability to compete in the international marketplace where many commercial customers prefer to buy from one supplier that can offer a broad array of products at a competitive price. We believe our brand names have strong recognition in the international marketplace which has allowed us to compete more effectively.

To allow us to effectively manage our international sales channels, we operate our own offices in our largest international markets which include Switzerland, the United Kingdom, Germany, Italy, and China. Each office possesses a team of sales and service representatives that focus on selling to fitness clubs, governments and hotels.

PRODUCT DESIGN AND INNOVATION

Innovation is a vital part of our business as we continue expansion and diversification of our product offerings in fitness products through leveraging our advanced research and development capabilities and our strong brand name recognition. On an ongoing basis, we evaluate new product concepts and seek to respond to the requirements and needs of our consumers by frequently introducing new products and repositioning existing products. We develop these products either from internally generated ideas or by acquiring or licensing patented technology from outside inventors and then enhancing the technology.

Our research and development costs were approximately $10.4 million, $9.4 million, and $10.4 million, for the years ended December 31, 2007, 2006, and 2005, respectively. In 2007 and for all periods presented, we reclassified preproduction royalties into research and development expenses from a royalty expense line previously included within operating expenses. Preproduction royalties represent payments made for the use of third party owned licensed patented technologies prior to a product being developed and sold. Included in research and development costs were $1.0 million, $0.7 million and $0.4 million of preproduction royalties for the years ended December 31, 2007, 2006 and 2005, respectively.

Also in 2007, we reclassified royalty expense related to products sold into cost of goods sold. Royalty expense was previously reported as a separate line within operating expenses for those products utilizing a licensed patented technology. The reclassification was made for all periods presented. We incurred $4.9 million, $4.9 million, and $5.0 million in royalties for licensing patented technology for the years ended December 31, 2007, 2006, and 2005, respectively. We did not have any customer-sponsored research and development expenses in any of these years.

SEASONALITY

Fitness Equipment Products

In general, U.S. and international sales in our direct, commercial, and retail fitness equipment channels are seasonal. We believe that sales within these channels are lower in the second quarter of the year compared to the other quarters, especially in the direct and retail channels. Our strongest quarter for these channels is generally the fourth quarter, followed by the first and third quarters. We believe the principal reason for this trend is the fitness industry’s preparation for the impact of seasonal weather patterns that encourage more fitness activity indoors in the winter months.

MANUFACTURING AND DISTRIBUTION

Fitness Equipment Business

Our primary manufacturing and distribution objectives for all of our products are to maintain product quality, reduce and control costs, maximize production flexibility, and improve delivery speed. This is accomplished by optimizing our manufacturing and distribution infrastructure. Our products are manufactured in the U.S. at our Oklahoma and Virginia plants, and at contracted manufacturing facilities in Asia. We have not experienced any significant difficulties with availability of raw materials.

Our commercial strength fitness products are primarily manufactured in our Virginia manufacturing plant, and our commercial cardiovascular fitness products are primarily manufactured in our Oklahoma plant. These operations are vertically integrated and include such functions as metal fabrication, powder coating, upholstery, and vacuum-formed plastics processes. By managing our own manufacturing operations, we can control the quality of our commercial products and offer customers build-to-order capability and unique product configurations.

We inspect, package, and ship our products from our distribution facilities in Oregon, Virginia, Illinois, Oklahoma and Winnipeg, Canada. We rely primarily on United Parcel Service (UPS) to deliver our direct products. We distribute our retail and commercial fitness equipment from our facilities in Illinois and Oklahoma using various commercial truck lines. We distribute a substantial portion of our commercial strength fitness equipment from our Virginia warehouse facility directly to customers through our own truck fleet which allows us to effectively control the set up and inspection of equipment at the end-user’s facilities. We anticipate closing our Illinois facility in the second quarter of 2008.

International Equipment Business

Our International Equipment Business primarily consists of sales of commercial products that are manufactured in our Virginia and Oklahoma manufacturing facilities. We utilize our Asian suppliers to manufacture our retail products and several commercial products. Products are shipped to customers outside the Americas primarily from a third party distribution facility in the Netherlands.

BACKLOG

Historically backlog has not been a significant factor in the Company’s business.

COMPETITION

The markets for all of our products are highly competitive. Our competitors vary by market and sales channel as discussed below. We believe the principal competitive factors affecting our business are quality and innovation combined with of our well-recognized brand names enhanced by our brand marketing awareness programs. Other principle factors contributing to our ability to stay competitive include pricing strategy with key products and dependable customer service. We believe this combination of factors will allow us to remain competitive in all of our current fitness equipment markets.

Direct Fitness Equipment: We primarily sell our Bowflex strength and cardiovascular fitness products in this market. Our direct-marketed brands compete directly with a large number of companies that manufacture, market and distribute home fitness equipment. Our principal direct competitors include Fitness Quest and ICON Health & Fitness.

Commercial Fitness Equipment: Our Nautilus, Schwinn Fitness, and StairMaster brands compete against products of other commercial fitness equipment companies such as Life Fitness (Brunswick), Precor (Amer Sports), Cybex and TechnoGym.

Retail Fitness Equipment: Our Nautilus, Schwinn Fitness, StairMaster, and Bowflex brands compete against the products of other retail fitness equipment companies such as Johnson Health Tech, ICON Health & Fitness and many others.

In our International Equipment Business, our Nautilus, Schwinn Fitness, StairMaster, and Bowflex brands compete against the products of such companies as Life Fitness, Johnson Health Tech, Cybex, StarTrac, Precor, and TechnoGym.

EMPLOYEES

As of February 28, 2008, we employed approximately 1,262 employees, excluding 223 employees of Pearl Izumi, as the Company made a decision to exit this business. Management considers its relationship with employees to be good. None of our employees are subject to any collective bargaining agreements. There has never been a material interruption of operations due to labor disruptions.

SIGNIFICANT CUSTOMERS

We had no individual customers that accounted for 10 percent or more of our consolidated net sales during fiscal 2007, 2006, and 2005.

INTELLECTUAL PROPERTY

Trademarks – We own many trademarks including Nautilus®, Bowflex®, Power Rod®, TreadClimber®, Schwinn® Fitness, SelectTech®, StairMaster®, Trimline® and Universal®. Our trademarks, the great majority of which are either registered or protected by common law rights, are used on nearly all of our products sold in the U.S. and internationally. We believe that having distinctive trademarks readily identifiable by consumers is an important factor in creating a market for our goods, in identifying our Company, and in distinguishing our goods from others.

Each federally registered trademark is renewable indefinitely if the trademark is still in use at the time of renewal. We are not aware of any material claims of infringement or other challenges to our trademark rights.

Patents – The Company has a broad array of patents, both issued and pending, covering its exercise equipment. Within these patents are various products and technologies including TreadClimber, variable stride ellipticals, selectorized weights, recumbent bicycles, and Spiraflex. Our patent protection for some of these technologies extends as far as 2025. Expiration of our patents could trigger the introduction of similar products by our competitors.

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

ENVIRONMENTAL MATTERS

Our operations are subject to federal, state and local health and safety and environmental laws and regulations, as well as those in other countries that impose workplace standards and limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials, substances and wastes. U.S. federal environmental legislation having particular impact on the Company includes the Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; and the Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund). We are also subject to regulation by the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The United States Environmental Protection Agency (EPA), OSHA, and other federal agencies have the authority to promulgate regulations that have an impact on our operations.

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

Item 1A. Risk Factors

Special Note Regarding Forward-Looking Statements and Analysts Reports

This Form 10-K, including Item 1 of Part I and Items 7 and 7(A) of Part II, contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or conditions, including any statements regarding anticipated sales growth across markets, distribution channels, and product categories, expenses and gross margins, expense as a percentage of revenue, anticipated earnings, new product introductions, future capital expenditures, financing and working capital requirements and resources. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Item 1(A), Risk Factors, of this Form 10-K. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

We may need to raise additional financing if our financial results do not improve.

We sustained a pretax loss from continuing operations of $72.0 million during the year ended December 31, 2007, contributing to a decrease in net working capital of $54.5 million from 2006. Beginning in September 2007, we initiated a number of actions to improve the strength of our balance sheet, including efforts to divest our Fitness Apparel Business through the sale of Pearl Izumi and the negotiation of a new $100 million asset-based line of credit, which will be reduced to $70 million upon the close of the sale of Pearl Izumi. We also initiated an inventory reduction program to reduce the working capital required to operate our business and sold a building we owned in Louisville, Colorado. However, if we continue to experience significant operating losses and reductions in net working capital, these actions may not be adequate to address our financing requirements and we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

The actions we have taken to improve our operating performance may not be successful.

Beginning in September 2007, we have implemented a series of actions to improve our operating performance with the goal of simplifying the business and returning the Company to profitability. We have implemented actions to reduce our operating expenses, including a reduction in workforce, suspended sale of two cardiovascular products sold in the commercial channel due to durability issues, we closed the Australia direct sales operations, we announced the closure of the Winnipeg, Canada call center and Bolingbrook, Illinois distribution center. By themselves, these actions are not sufficient to return the Company to profitability.

Failure to successfully implement our turnaround strategies may adversely affect revenues and decrease margins

To implement our business strategy, we must effectively manage our turnaround in each of our operating channels. We will continue to change various aspects of our business, to maintain and enhance our information systems and operations, and to attract, retain and manage qualified personnel. Turnaround could place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we could experience operating difficulties. Turnaround involves many risks and uncertainties that, if not managed effectively, could have a material adverse effect on our results of operations and financial condition.

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

A decline in consumer spending due to unfavorable economic conditions could negatively affect our product revenues and earnings

Success of each of our products depends substantially on the amount of discretionary funds available to consumers and their purchasing preferences. Economic and political uncertainties could adversely impact the U.S. and international economic environments. A decline in general economic conditions due to increased freight and transportation costs as well as increasing interest rates, among other factors, could further depress consumer spending, especially discretionary spending for big ticket products like ours. Higher interest rates could increase monthly payments for consumer products financed through one of our monthly payment plans. These poor economic conditions could in turn lead to substantial decreases in our net sales.

We have terminated our agreements to acquire our Asian manufacturing partner. Damage claims and/or impact to our business relationship resulting from disputes related to such agreements could harm our business.

On January 19, 2008, we gave written notice to Land America Health & Fitness Co., Ltd, our Asian manufacturing partner, and Treuriver Investments, Limited, its related trading company (collectively, “Land America”), that we were exercising our right to terminate our agreements with Land America to purchase substantially all of Land America’s assets. By letter dated January 21, 2008, legal counsel to Land America notified us that Land America considers us to be in breach of certain duties set forth in such agreements and that Land America has incurred significant economic damages as a result of such alleged breach. While we believe that we have defenses to any such claim and would vigorously assert those defenses in any such proceeding, if Land America were to prevail in large part on a successful damages claim against us, such claim could negatively impact our financial results. Additionally, if our business relationship with Land America is damaged by a dispute related to these agreements, our business and operations may be negatively impacted.

If our contract manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and revenues, and our reputation may be harmed.

We have outsourced the manufacturing of many of our products, including substantially all of our consumer products, to third party manufacturers. We rely on our contract manufacturers to procure components and provide spare parts in support of our warranty and customer service obligations. We generally commit the manufacturing of each product platform to a single contract manufacturer.

Our reliance on contract manufacturers exposes us to the following risks over which we may have limited control:

•	Unexpected increases in manufacturing and repair costs;

•	Interruptions in shipments if our contract manufacturer is unable to complete production;

•	Inability to completely control the quality of finished products;

•	Inability to completely control delivery schedules;

•	Changes in our contract manufacturer’s business models or operations;

•	Potential lack of adequate capacity to manufacture all or a part of the products we require; and

•	Reduced control over the availability of our products.

Our contract manufacturers are primarily located in Asia and may be subject to disruption by natural disasters, as well as political, social or economic instability. The temporary or permanent loss of the services of any of our primary contract manufacturers could cause a significant disruption in our product supply chain and operations and delays in product shipments. In addition, we do not have long-term contracts with any of our third-party contract manufacturers and these contracts are terminable by either party on relatively short notice.

Our revenues and profitability can fluctuate from period to period and are often difficult to predict for particular periods due to factors beyond our control.

Our results of operations for any individual quarter or for the year are not necessarily indicative of results to be expected in future periods. Our operating results have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations as a result of a number of factors, including:

•	The introduction and market acceptance of new products;

•	Variations in product selling prices and costs and the mix of products sold;

•	The size and timing of customer orders, which, in turn, often depend upon the success of our customers’ business or specific products;

•	Changes in the conditions in the markets for consumer and commercial fitness equipment;

•	The availability of consumer and commercial credit;

•	The timing and availability of products coming from our offshore contract manufacturing partners; and

•

Seasonality of markets such as the direct retail and consumer retail markets, which vary quarter to quarter and are influenced by outside factors such as overall consumer confidence and the availability and cost of television advertising time.

These trends and factors could harm our business, operating results and financial condition in any particular period.

Our operating expenses and portions of our costs of revenues are relatively fixed and we may have limited ability to reduce expenses quickly in response to any revenue shortfalls.

Our operating expenses and inventory handling costs are relatively fixed. We may not be able to adjust our operating expenses or other costs sufficiently to adequately respond to any revenue shortfalls. If we are unable to reduce operating expenses or other costs quickly in response to any revenue shortfall, it could negatively impact our financial results.

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

Unpredictable events and circumstances relating to our international operations, including our use of foreign manufacturers, could result in cancelled orders, unanticipated inventory accumulation, and reduced revenues and earnings

A portion of our revenues is derived from sales outside the U.S.; for the year ended December 31, 2007, international sales, including sales from the International division and Canada, represented approximately 21% of our consolidated net sales. In addition, a substantial portion of our products is manufactured outside of the U.S. Accordingly, our future results could be materially adversely affected by a variety of factors, including changes in a specific country’s or region’s political or economic conditions, trade restrictions, import and export licensing requirements, changes in regulatory requirements, additional efforts to comply with a variety of foreign laws and regulations, and longer payment cycles in certain countries thus requiring us to finance customer purchases for a period of time longer than those made in the U.S.

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

Inability to effectively manage our distribution facilities may harm our business and financial results

Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities and the timely performance of services by third parties, including those involved in shipping product to and from our distribution facilities. In the U.S., we rely primarily on our distribution centers in Portland, Oregon; Independence, Virginia; Tulsa, Oklahoma; Bolingbrook, Illinois; and in Europe we rely primarily on a third party warehouse and logistics provider in the Netherlands. The Company has announced the April 2008 closure of the Bolingbrook, Illinois distribution center.

Operations at our distribution facilities could be interrupted by disasters such as earthquakes or fires. We maintain business interruption insurance, but it may not adequately protect us from the adverse effect that could be caused by significant disruptions in our distribution facilities.

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

Our business is affected by seasonality which results in fluctuations in our operating results

We experience moderate fluctuations in aggregate sales volume during the year. Historically, our strongest quarter for sales is the fourth quarter, followed by the first and third quarters. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of fitness equipment. In addition, our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period.

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

We are subject to periodic litigation, product liability risk and other regulatory proceedings which could result in unexpected expense of time and resources

From time to time, we may be a defendant in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management’s attention from our operations and may result in substantial legal costs.

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

We are subject to warranty claims for our products which could result in unexpected expense

Many of our products carry limited warranties for defects in quality and workmanship. We may experience significant expense as the result of product quality issues in manufacturing, product recalls or product liability claims which may have a material adverse effect on our business. We maintain a warranty reserve for future warranty claims but the actual costs of servicing future warranty claims may exceed the reserve and have a material adverse effect on our results of operations and financial condition.

In early 2008, the Company suspended sales of the commercial TreadClimber products as a result of product durability issues until those issues can be corrected. The severity of the quality issues and costs related to either replacing or maintaining this product increased significantly during the fourth quarter of 2007 leading management to take specific action with this product. Management is currently evaluating alternatives for addressing this warranty issue and has recorded its best estimate of the cost to remediate the issues identified which is included in accrued liabilities and other long-term liabilities. Management’s estimate of costs to remediate could be materially different than the actual cost of remediation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following is a summary of principal properties owned or leased by the Company.

Reportable Segment	Location	Primary Function(s)	Owned or Leased
Fitness Equipment	Washington	World headquarters, call center, retail store, and warehouse	Leased
	Oregon	Warehouse and distribution	Leased
	Virginia	Warehouse and distribution	Owned
	Virginia	Commercial equipment manufacturing	Owned
	Virginia	Engineering, prototyping, customer service, and administrative	Owned
	Virginia	Showroom	Owned
	Virginia	Commercial equipment sales and warehouse	Owned
	Virginia	Two warehouse and distribution facilities	Owned
	Illinois	Warehouse and distribution	Leased
	Colorado	Administrative, warehouse, production, testing, engineering and distribution	Leased
	Oklahoma	Manufacturing	Leased
	Oklahoma	Distribution	Leased
	Canada	Call center, distribution, administration, warehouse, and showroom	Leased

International Equipment	Switzerland	Administrative	Leased
	Switzerland	Warehouse and distribution	Leased
	Germany	Administrative, showroom, and warehouse	Leased
	United Kingdom	Administrative, showroom, and warehouse	Leased
	Italy	Administrative and distribution	Leased
	Australia	Administrative, call center, showroom sales, and warehouse	Leased
	China	Administrative	Leased
	China	Research and development	Leased

Fitness Apparel	California	Four retail stores	Leased(*)
	Colorado	Apparel headquarters and warehouse	Leased(*)
	Colorado	Retail store	Leased(*)
	Georgia	Retail store	Leased(*)
	Germany	European headquarters and warehouse	Leased(*)
	New Hampshire	Retail store	Leased(*)
	Illinois	Retail store	Leased(*)
	Oregon	Two retail stores	Leased(*)
	Texas	Retail store	Leased(*)
	Utah	Retail store	Leased(*)

(*)	The leases with the Fitness Apparel Business will be transferred with the sale of the Pearl Izumi business.

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

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of shareholders of Nautilus, Inc. was held on December 18, 2007, at which the following actions were taken:

1.	The shareholders approved a proposal to remove the following four incumbent members of Nautilus’ board of directors (the “Board”). The voting results for such proposals were as follows:

	FOR REMOVAL	AGAINST REMOVAL	ABSTAIN
Peter A. Allen	16,186,038	5,180,340	62,759
Evelyn V. Follit	12,197,569	9,166,493	65,077
Donald W. Keeble	16,242,449	5,124,513	62,177
Diane L. Neal	12,173,076	9,190,066	65,996

2.	The shareholders elected to amend Section 2.4 of Article II of Nautilus’ Amended and Restated Bylaws (the “Bylaws”), to provide that any vacancies on the Board resulting from the removal of directors by the shareholders of Nautilus may not be filled by the Board and shall only be filled by the shareholders of Nautilus. The voting results were as follows:

FOR	AGAINST	ABSTAIN
14,110,726	7,268,290	50,119

3.	The shareholders elected to amend Section 2.2 of Article II of the Bylaws to fix the number of directors serving on the Board at seven; provided, however, that such number may be decreased (but not increased) by the Board. The voting results were as follows:

FOR	AGAINST	ABSTAIN
16,220,656	5,336,081	204,182

4.	The shareholders voted to fill the four vacancies resulting from the approval of Proposal 1 above. The voting results were as follows:

	FOR	WITHHOLD
Peter A. Allen	5,136,939	823,804
Evelyn V. Follit	5,138,667	822,076
Donald W. Keeble	5,086,813	873,930
Diane L. Neal	5,145,452	815,291
Edward J. Bramson (to fill first vacancy)	13,205,920	2,262,475
Gerard L. Eastman (to fill the second vacancy)	13,386,782	2,081,613
Michael A. Stein (to fill third vacancy)	15,343,419	124,976
Richard A. Horn (to fill the fourth vacancy)	11,392,378	4,076,017

As a result of the voting set forth above Messrs. Bramson, Eastman, Stein and Horn were elected to replace Mr. Allen, Ms. Follit, Mr. Keeble and Ms. Neal, each of whom were removed from the Board.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is listed on the New York Stock Exchange (the “NYSE”) and trades under the symbol “NLS.” As of February 29, 2008, 31,557,136 shares of our common stock were issued and outstanding, the number of beneficial shareholders was approximately 6,000 and the number of shareholders of record was 75.

The following table summarizes the high and low closing prices and dividends paid per common share for each period indicated:

	High	Low	Dividends Paid
2007:
Quarter 1	$18.53	$13.86	$0.10
Quarter 2	16.07	12.04	0.10
Quarter 3	12.63	7.70	0.10
Quarter 4	8.22	4.47	—

2006:
Quarter 1	$19.70	$13.91	$0.10
Quarter 2	18.49	14.92	0.10
Quarter 3	15.66	11.49	0.10
Quarter 4	16.10	13.65	0.10

The total amount of dividends paid in 2007 and 2006 were $9.5 million ($0.30 per share) and $12.9 million ($0.40 per share), respectively. In the fourth quarter of 2007, the Board of Directors suspended the dividend. Payment of any future dividends is at the discretion of our Board of Directors, which considers various factors such as our financial condition, operating results, current and anticipated cash needs and future expansion plans. The Company’s loan agreement contains covenants that include limitations on paying dividends when certain ratios are not met. Based on the covenants, the Company is currently precluded from paying dividends.

Equity Compensation Plans

The following table provides information about the Company’s equity compensation plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,118,250	$13.54	2,939,619
Equity compensation plans not approved by security holders	—	—	—

Total	3,118,250	$13.54	2,939,619

For further information regarding the Company’s equity compensation plans, refer to Note 10 to the consolidated financial statements located at Item 8 of this Form 10-K.

Stock Performance Graph

Below is a line graph and table comparing the cumulative total shareholder return of our common stock with the cumulative total return of the NYSE Composite Index, NASDAQ, and the S&P SmallCap 600 Index for the period commencing December 31, 2002 and ending on December 31, 2007. The S&P 600 Small Cap Index was chosen because we do not believe we can reasonably identify an industry index or specific peer issuer that would offer a meaningful comparison. The S&P SmallCap 600 Index represents a broad-based index of companies with similar market capitalization. Our common stock was added to the S&P SmallCap 600 on March 19, 2003.

The graph assumes that $100 was invested in our common stock and each index in December 2002. The comparisons in the table below are not intended to forecast or be indicative of future performance of our common stock.

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

In the fourth quarter of 2007, management committed to a plan to sell the operations of our Fitness Apparel Business. Our Fitness Apparel Business consists primarily of Pearl Izumi which designs, markets and sells branded fitness apparel and footwear sold primarily under the Pearl Izumi brand globally. In February 2008, the Company entered into an agreement to sell Pearl Izumi and the Company anticipates the sale to be completed late in the first quarter 2008. Accordingly, assets, liabilities, and results of operations of the Fitness Apparel Business for all periods presented have been presented as discontinued operations in the consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. See Note 2 “Discontinued Operations” to Nautilus, Inc.’s Consolidated Financial Statements and later in the MD&A.

(In thousands except per share amounts)	2007	2006	2005	2004	2003
Net sales	$501,471	$617,271	$607,274	$523,837	$498,836
Gross profit	179,363	266,378	262,806	238,933	243,894
Operating income (loss)	(68,612)	34,758	31,560	44,462	51,816
Income (loss) from continuing operations	(45,812)	24,920	21,974	29,985	34,402
Gain (loss) from discontinued operations, net of tax	(9,801)	4,180	1,026	—	—
Net income (loss)	$(55,613)	$29,100	$23,000	$29,985	$34,402
Earnings (loss) per share from continuing operations:
Basic	$(1.45)	$0.77	$0.66	$0.92	$1.06
Diluted	$(1.45)	$0.77	$0.65	$0.90	$1.04
Cash dividends declared and paid per share	$0.30	$0.40	$0.40	$0.40	$0.40
Cash, cash equivalents, and short-term investments	$7,911	$4,262	$7,984	$104,585	$72,634
Working capital	97,334	151,820	156,184	169,549	138,711
Total assets	390,840	424,942	413,286	359,641	311,935
Long-term debt	—	—	1,396	200	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Management’s Discussion and Analysis of Financial Condition and Results of Operation (the “MD&A”) should be read in conjunction with our consolidated financial statements and related notes located at Item 8 of this Form 10-K. We believe that period-to-period comparisons of our operating results are not necessarily indicative of future performance. You should consider our prospects in light of the risks, expenses and difficulties typically encountered by most companies. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. For more information, see our discussion of Risk Factors located at Part I, Item IA of this Form 10-K.

EXECUTIVE OVERVIEW

We are a leading designer, developer, manufacturer and marketer of branded fitness products sold around the world. We operate in two segments; the Fitness Equipment Business and the International Equipment Business. During 2007, the Company decided to exit the Fitness Apparel Business and the related financial results have been classified as discontinued operations. In addition, management made a number of strategic decisions which impacted 2007 operating results:

•	In January 2008 we exercised our right to terminate the agreements to purchase the Land America manufacturing facility in China resulting in charges of $19.4 million in operating expenses (general and administrative) related to nonrefundable deposits made towards the purchase and costs incurred during the Company’s due diligence efforts;

•

In the first quarter of 2008, we suspended sales and production of the commercial TreadClimber and retired certain commercial grade elliptical trainers due to quality and reliability issues resulting in pretax charges of $16.9 million charged to cost of goods sold in 2007;

•	We stopped or delayed development of certain products which resulted in intellectual property impairment charges in the amount of $3.0 million charged to operating expenses;

•	We exited certain marketing contracts, resulting in a $1.2 million charge to operating expenses; and

•

We restructured staff to address declining revenues, terminated the former Chief Executive Officer and incurred fees recruiting for a new Chief Executive, resulting in a $3.6 million charge to operating expenses.

For the year, we delivered net sales from continuing operations of $501.5 million compared to $617.3 million in 2006, a decrease of 18.8%. Gross profit margins decreased to 35.8% in 2007 compared to 43.2% in 2006. The largest contributor to our decrease in gross margins in 2007 was a $16.9 million charge recorded for warranty and inventory reserves related to quality issues and the decision to stop selling certain of our commercial cardiovascular products until quality issues can be remedied. Operating expenses were $248.0 million in 2007 compared to $231.6 million in the prior year, an increase of 7.1%. This increase is primarily the result of $30.5 million of significant charges incurred in connection with strategic decisions made by management in an effort to return the company to profitability, offset by an $18.3 million lawsuit settlement in which the Company received the rights to utilize a variety of fitness equipment patents and related technologies.

In the fourth quarter of 2007, management committed to a plan to sell the operations of our Fitness Apparel Business. Our Fitness Apparel Business primarily consists of Pearl Izumi which designs, markets and sells branded fitness apparel and footwear sold primarily under the Pearl Izumi brand globally. In February 2008 the Company entered into an agreement to sell Pearl Izumi and the Company anticipates the sale to be completed late in the first quarter of 2008. Accordingly, assets, liabilities and results of operations of the Fitness Apparel Business have been presented as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. See Note 2 “Discontinued Operations” to Nautilus, Inc.’s Consolidated Financial Statements and later in the MD&A.

Loss from discontinued operations in 2007 was $9.8 million, including an impairment charge of $13.2 million, compared to income from discontinued operations of $4.2 million in 2006.

RESULTS OF OPERATIONS

The following table sets forth selected financial information derived from our consolidated financial statements. The discussion that follows the table should be read in conjunction with the consolidated financial statements.

	Years Ended December 31,
(In thousands)	2007	% of 2007 net sales	2006	% of 2006 net sales	2005	% of 2005 net sales
Net sales	$501,471	100.0%	$617,271	100.0%	$607,274	100.0%
Cost of sales	322,108	64.2%	350,893	56.8%	344,468	56.7%

Gross profit	179,363	35.8%	266,378	43.2%	262,806	43.3%
Operating expenses:
Selling and marketing	181,244	36.1%	175,307	28.4%	175,333	28.9%
General and administrative	74,606	14.9%	46,897	7.6%	45,518	7.5%
Research and development	10,425	2.1%	9,416	1.5%	10,395	1.7%
Litigation settlement	(18,300)	(3.6%)	—		—

Total operating expenses	247,975	49.4%	231,620	37.5%	231,246	38.1%

Operating income (loss)	(68,612)	(13.7%)	34,758	5.6%	31,560	5.2%
Other Income (Expense):
Interest income	364	0.1%	710	0.1%	1,575	0.2%
Interest expense	(5,014)	(1.0%)	(2,576)	(0.4%)	(413)	(0.1%)
Other income (expense), net	1,234	0.2%	1,124	0.2%	497	0.1%

Total other income (expense)	(3,416)	(0.7%)	(742)	(0.1%)	1,659	0.3%

Income (loss) before income taxes	(72,028)	(14.4%)	34,016	5.5%	33,219	5.5%
Income tax expense (benefit)	(26,216)	(5.2%)	9,096	1.5%	11,245	1.9%

Income (loss) from continuing operations	(45,812)	(9.1%)	24,920	4.0%	21,974	3.6%
Gain (loss) from discontinued operations	(9,801)	(2.0%)	4,180	0.7%	1,026	0.2%

Net income (loss)	$(55,613)	(11.1%)	$29,100	4.7%	$23,000	3.8%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

Net Sales

Net sales were $501.5 million in 2007 compared to $617.3 million in 2006, a decrease of $115.8 million or 18.8%. The decrease is a result of decreases in the retail and direct channels in the Fitness Equipment Business offset by an increase in sales in the International Equipment Business.

Fitness Equipment Business – The fitness equipment business designs, produces, markets and sells fitness products under the Nautilus, Bowflex, Schwinn Fitness, and StairMaster brand names. Depending on the brand, our fitness equipment is marketed and sold through the direct, commercial, and retail channels of distribution located in North and South America. Net sales for the fitness equipment business were $423.9 million in 2007 as compared to $553.4 million last year, a decrease of $129.5 million or 23.4%. Specific channel net sales information is detailed below:

In the direct channel, net sales declined 12.5% to $247.7 million in 2007 compared to $283.1 million last year. Sales in the direct channel consist of our Bowflex branded products and primarily include our rod-based home gyms, TreadClimber products, Bowflex Revolution and SelectTech dumbbells. The decrease in net sales is primarily due to a decrease in sales of rod based home gyms. The decrease in sales of rod based home gyms resulted primarily from of reduced advertising for rod based home gyms and a higher number of similar power rod products being sold at our retail partner locations during 2007. During 2007 we experienced increased advertising costs which led to fewer ads being purchased for the same dollars due to increased competition for advertising space. The decrease in sales of rod based home gyms was slightly offset by an increase in sales volume for our Bowflex Revolution and the Bowflex TreadClimbers. Sales of these products increased as a result of increased advertising and the introduction during 2007 of the Revo XP with an upright bench format.

In the retail channel, net sales declined 49.3% to $99.5 million as compared to $196.1 million last year. The decline in this channel was mainly due to a shift in strategy as we are limiting the number of power-rod home gyms being offered into this channel to more clearly differentiate and segment products by channel. The retail channel experienced a general softness in consumer spending during 2007 which has caused the Company to provide a greater level of support to its customers in the form of discounts to allow our customers to sell through their existing inventory.

In the commercial channel, net sales remained substantially unchanged at $73.6 million in 2007 compared to $73.0 million last year. Product features of Nautilus branded bikes were refreshed during 2007 which led to significant increases in sales volumes for those products. We also experienced increased sales of the TreadClimber product and Stairmaster stepping products. This was offset by decreased sales of Schwinn branded indoor bikes, other Nautilus branded cardio equipment and a slight decline in sales of the strength product lines as a result of delays in production and delivery of the Company’s newly launched Nautilus One and certain free weight product lines. Sales of the Company’s commercial TreadClimber products were suspended in early 2008 as a result of durability issues. Sales will be suspended until the product can be re-engineered and the durability and warranty issues can be corrected. We anticipate this will lead to a reduction in commercial channel revenue during 2008 compared with 2007.

Royalty income represents the revenue the Company receives for licensing certain owned patents, trademarks and brands to other companies. Royalty income increased to $3.1 million in 2007 compared to $1.2 million last year. The increase was a result of acquiring a large patent group related to elliptical machines during 2006 on which the Company had previously paid royalties. The acquisition of the patent group allowed the Company to begin collecting royalty income from other parties who use the licensed technology.

International Equipment Business – The International Equipment Business markets and sells fitness products sold under the Nautilus, Bowflex, Schwinn Fitness, and StairMaster, brand names through the commercial, retail and direct channels of distribution located outside of the Americas. Net sales for the International Equipment Business improved 21.3% to $77.5 million as compared to $63.9 million last year. The increase in net sales was due to expansion of our commercial sales channel in our four western European subsidiaries, as well as increased sales through our distributors following the introduction of the TreadClimber in international sales markets. In addition, we established a subsidiary in China during the third quarter of 2006 and added a direct division in Australia during 2007. The direct Australia division added $1.3 million in sales during 2007. The direct Australia division was closed in early 2008 and the market will be supported through the traditional distributor model business going forward. Sales of the Company’s commercial TreadClimber products were suspended in early 2008 as a result of durability issues. Sales will be suspended until the product can be re-engineered and the durability issues can be corrected. We anticipate this to cause a reduction in International Equipment Business revenue during 2008 compared with 2007.

Gross Profit

As a result of our decline in sales, our total gross profit declined by 32.7% to $179.4 million in 2007 as compared to $266.4 million last year. As a percentage of consolidated net sales from continuing operations our gross profit margin decreased to 35.8% as compared to 43.2% last year. The decrease in gross profit margin was due primarily to charges incurred during 2007 of $16.9 million resulting from warranty and inventory reserves related to commercial cardiovascular products. This change impacted margin by 3.4 percentage points. Gross profit margin also decreased as a result of the continued shift in our sales product mix both between and within product categories and among our selling channels. During 2007, the Company reclassified royalty expense into cost of goods sold for all reporting periods. Royalties were previously reported as a separate line item included in operating expenses.

Fitness Equipment Business – Gross profit for our Fitness Equipment Business declined to $158.6 million in 2007 as compared to $250.5 million last year. As a percentage of net sales, the gross profit margin declined to 37.4% in 2007 compared to 45.3% last year. Factors affecting gross profit included significant charges related to warranty and inventory write-offs resulting from suspension of sales of the commercial TreadClimber product and a commercial elliptical product. Other factors affecting gross profit margin include sales channel and product sales mix and additional promotions in the direct and retail channels. Most notable is the reduction of sales in power-rod home gyms sold in both the direct and retail channels that historically provide higher margins than most of our other finished goods. During 2007 the Company’s gross margins benefited from rebates payable under our Supply Agreement with Land America. As a result of the termination of the agreement to purchase the Land America assets, those rebates will not be available in 2008. The negative impact on gross margins resulting from termination of the rebates will depend on the volume of purchases from Land America.

During 2007, the Company reclassified royalty expense related to products sold into cost of goods sold. Royalty expense was previously reported as a separate line within operating expenses for those products utilizing a licensed patented technology. The reclassification was made for all periods presented. Royalty expense of $4.9 and $4.9 million for the years ended December 31, 2007 and 2006, respectively is included in gross profit.

International Equipment Business – Gross profit for our International Equipment Business was $20.7 million in 2007 compared to $15.9 million in 2006, an increase of $4.8 million or 30.2%. As a percentage of net sales, the gross profit margin increased to 26.7% in 2007 compared to 24.9% in 2006. The increased gross profit is the result of a better sales mix in the retail channel and improved margins due to the inclusion of some direct sales in China and Australia. The Company closed the Australia direct business in early 2008 because of lack of overall profitability in that channel.

Operating Expenses

Selling and Marketing

Selling and marketing expenses increased by $5.9 million or 3.4% to $181.2 in 2007 as compared to $175.3 million last year. As a percentage of consolidated net sales our selling and marketing expenses increased to 36.1% in 2007 compared to 28.4% last year. The increase in selling and marketing expenses in the Fitness Equipment Business related to incremental bad debt reserves of $4.8 million primarily resulting from the bankruptcy filing by a former customer and a $1.2 million charge to exit certain marketing contracts. In addition, selling and marketing expenses within the International Equipment Business increased in support of growing revenue, and as a result of costs related to expansion into new markets including China and Australia. These increases were offset by a sales volume decline in the direct channel resulting in lower marketing expenses and financing fees within the Fitness Equipment Business. As a percentage of sales, selling and marketing expenses in the direct channel increased during 2007.

General and Administrative

General and administrative expenses increased by $27.7 million or 59.1% to $74.6 million in 2007 as compared to $46.9 million last year. The increase was primarily a result of the following: (i) a $19.4 million charge related to termination of the Land America asset purchase agreements, (ii) a $3.0 million intellectual property impairment related to strategic changes in the Company’s plans to utilize the patents acquired in the second quarter of 2007, (iii) $2.7 million of additional expenses incurred in connection with the December 18, 2007 special shareholder meeting, (iv) $2.3 million in costs associated with the departure of the Company’s former CEO, and (v) other increases in recruiting and salaries as new members were added to the management team.

Research and Development

Research and development expenses increased by $1.0 million or 10.7% to $10.4 million in 2007 as compared to $9.4 million in 2006. The increase was due to an increase in wages, recruiting and prototyping expenses for our research and development efforts related to the introduction of the Nautilus One and other new products during the year.

During 2007, the Company reclassified preproduction royalties into research and development expenses for all periods presented which added $1.0 million and $0.7 million for 2007 and 2006, respectively. Preproduction royalties represent costs paid to utilize licensed patent technologies prior to the completion of a finished product. The increase in preproduction royalties over the prior year is related to the license of specific patents related to the development of new products.

Litigation Settlement

During 2007, the Company settled a lawsuit with ICON Health and Fitness, Inc. and as a result we received the rights to utilize a variety of fitness equipment related patents and technologies. We valued those assets and recorded them in litigation settlement as a reduction in operating expenses of $18.3 million. The Company recorded an impairment charge of $3.0 million in general and administrative expense during 2007 as changes were made to the plans to utilize the patents and technologies received.

Other Income (Expense)

Interest Expense

Interest expense increased to $5.0 million in 2007 compared to interest expense of $2.6 million in 2006. The increase in interest expense is due to the increased average short-term borrowings outstanding during 2007 as compared to 2006.

Other Income, net

Other income, net remained consistent with 2006 at approximately $1.2 million for both periods. Other income is a result of foreign currency gains recognized by the Company due to fluctuations in local currencies in which the Company operates.

Income Tax Expense (Benefit)

The provision for income tax expense was a benefit of $26.2 million during 2007 as compared to an expense of $9.1 million last year. This change was due to a pre-tax loss in 2007 compared to pre-tax income in 2006. Our effective tax rate in 2007 was 36.4% compared to 26.7% in 2006. The increase in our annual effective rate was primarily due to the change to pre-tax loss from pre-tax income in 2007 and the reduction of tax contingency reserves in 2006.

Discontinued Operations

The Company designated the financial results of the Fitness Apparel Business as discontinued operations during 2007. This resulted in recording the financial results as gain (loss) from discontinued operations. The loss from discontinued operations during 2007 was $9.8 million compared to gain from discontinued operations of $4.2 million during the prior year. The 2007 loss from discontinued operations includes an impairment charge of $13.2 million for the difference between book value of the Fitness Apparel Business net assets and the anticipated net sale proceeds.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

All assets and liabilities and results of operations associated with the Fitness Apparel Business assets have been presented in the consolidated financial statements as discontinued operations separate from continuing operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. See Note 2 “Discontinued Operations” to Nautilus, Inc.’s Consolidated Financial Statements and later in the MD&A.

Consolidated Net Sales

Consolidated net sales were $617.3 million in 2006 compared to $607.3 million in 2005, an increase of $10.0 million or 1.6%. The increase is primarily attributed to an increase in sales from our International Equipment Business of approximately $10.8 million.

Fitness Equipment Business – Net sales for the Fitness Equipment Business were flat at $553.4 million in 2006 as compared to $554.2 million in 2005. Specific channel net sales information is detailed below:

•

In the direct channel, net sales declined 3.7% in 2006 to $283.1 million compared to $293.9 in 2005. Sales in the direct channel consist of our Bowflex branded products and primarily include our rod-based home gyms, TreadClimber products, SelectTech dumbbells, and the Bowflex Revolution. The decrease in net sales was due to a combination of reduced advertising earlier in 2006 as a result of increased competition for media space and lower conversion rates as consumer confidence was negatively affected by higher interest rates and increasing fuel prices resulting in an overall decrease in sales of our rod-based home gyms. This decrease was slightly offset by an increase in sales volume for our Bowflex TreadClimbers and the Bowflex Revolution, our latest generation of Bowflex home gyms.

•

In the commercial channel, net sales in 2006 were $73.0 million compared to $72.9 million in 2005. During 2006 we made a decision to renegotiate terms and discounts with our commercial dealers in order to increase overall profitability within the channel. As a result of these negotiations we realized a slight reduction in commercial dealer sales volumes. This decrease was offset by realizing a full year of sales from the Nautilus Commercial grade TreadClimber, various new product introductions during the last half of 2006, and a four percent price increase that was issued on a variety of products mid year.

•

In the retail channel, net sales increased 4.6% in 2006 to $196.1 million as compared to $187.4 million in 2005. Growth in the channel was mainly due to an increase in sales volume through our existing retail partners which resulted in additional sales for our Bowflex rod-based home gyms, SelectTech dumbbells, and the Bowflex Blaze home gym, which was launched in the third quarter of 2006. Contributing further to the growth was the realization of a full year of sales from products introduced later in 2005 for our Schwinn Fitness line of cardio equipment. The overall increase was offset by a decrease in sales of our Bowflex TreadClimbers, Nautilus strength products, and the discontinued Trimline cardio products. During the year, we also revised our supply chain strategy to increase the number of shipments to our retail customers directly from our Asian manufacturing partners. While this contributed to a reduction in net sales during the year, our profitability increased due to decreased distribution, freight and the U.S. customs related costs. The channel also realized a slight decrease from the negative effect of poor sell-through in the last quarter of 2006 in our specialty retail customer base that resulted primarily from an increasingly competitive market for specialty products and an increasingly challenging specialty retail environment.

International Equipment Business – Net sales for the International Equipment Business improved 20.3% in 2006 to $63.9 million as compared to $53.1 million in 2005. The increase in net sales is a result of the growth of sales to the international distributor network which contributed approximately $5.6 million, and additional sales in China and the western European countries of $1.9 million and $2.1 million, respectively.

Consolidated Gross Profit

As a result of our increased sales, our total gross profit increased by 1.4% to $266.4 million in 2006 as compared to $262.8 million in 2005. As a percentage of consolidated net sales our gross profit margin decreased to 43.2% as compared to 43.3% last year. The decrease was a result of the continued shift in our sales product mix both between and within product categories and among our selling channels. This was partially offset by a reduction in our warranty costs primarily through a recovery of a portion of such costs from our suppliers. In addition, as a result of improving our operating efficiencies and sustained engineering efforts we have continued to focus on reducing the cost of our sourced products from our Asian manufacturers.

Fitness Equipment Business – Gross profit for our Fitness Equipment Business improved slightly in 2006 to $250.5 million as compared to $249.1 million in 2005. As a percentage of net sales, the gross profit margin improved slightly to 45.3% in 2006 compared to 45.0% in 2005. Factors affecting gross profit included a reduction of our warranty costs through the recovery of a portion of warranty costs from our Asian manufacturers. In addition, we realized reductions in the actual cost of our sourced products through various sustained engineering efforts and continued vendor contract negotiations as we seek strong partnerships with fewer vendors. These cost savings were offset by an increase in freight costs and changes in both the sales channel and product sales mix within the product categories.

International Equipment Business – Gross profit for our International Equipment Business was $15.9 million in 2006 compared to $13.7 million in 2005, an increase of $2.2 million or 16.1%. As a percentage of net sales, the gross profit margin decreased to 24.9% in 2006 from 25.8% in 2005. The decrease as a percentage of sales is a result of increased royalties in 2006 due to the mix of products sold that incur a royalty. The increased gross profit was attributed to efficiency gains in service and logistics performance along with an overall increase in sales volume. The increase was offset by downward pressure on selling prices exerted by strong competition, increased freight costs, and unfavorable sales mix resulting in increased sales volumes from the lower margin retail sales channel.

Consolidated Operating Expenses

Selling and Marketing – Selling and marketing (“S&M”) expenses remained flat in 2006 at $175.3 million as compared to $175.3 million in 2005. As a percentage of consolidated net sales our S&M expenses decreased to 28.4% in 2006 compared to 28.9% in 2005. The increase in total S&M expenses was primarily due to an increase in consumer financing fees due to stronger financing utilization by our direct channel consumers, an increase in direct marketing costs and additional share-based compensation expense of approximately $0.4 million as a result of adoption of SFAS 123(R). The remainder of the increase resulted from an increase in commission costs of approximately $1.8 million due to overall increased sales volume.

General and Administrative – General and administrative (“G&A”) expenses increased by 3.1% in 2006 to $46.9 million as compared to $45.5 million in 2005. As a percentage of consolidated net sales our G&A expenses were 7.6% in 2006 compared to 7.5% in 2005. The increase was mainly due to a full year of depreciation and rent expense of approximately $2.2 million for our new corporate headquarters which we occupied late in the third quarter of 2005, and $1.8 million of share-based compensation expense resulting from the adoption of SFAS 123(R). These increases were partially offset by a decrease of $1.8 million in legal costs.

Research and Development – Research and development (“R&D”) expenses decreased 9.6% in 2006 to $9.4 million as compared to $10.4 million in 2005. In 2005, the Company introduced a large number of new products and in 2006 we reduced the number of projects and resources focused on research and development.

During 2007, the Company reclassified preproduction royalties into research and development expenses for all periods presented which added $0.7 million and $0.4 million for 2006 and 2005, respectively. Preproduction royalties represent costs paid to utilize licensed patent technologies prior to a sellable product being available for manufacture and sale. The increase in preproduction royalties over the prior year resulted from the license of specific patents related to the development of new products.

Consolidated Other Income (Expense), net

Net Interest

Net interest expense increased to $1.9 million in 2006 compared to net interest income of $1.2 million in 2005. The increase in expense was due to the increase in the average balance of our short-term borrowings that were outstanding during 2006 as compared to the Company being in a cash investment position during most of 2005.

Other Income, net

Other income, net increased to $1.1 million in 2006 from $0.5 million in 2005 primarily due to foreign currency gains realized by the Company in 2006.

Consolidated Income Tax Expense

The provision for income tax expense from continuing operations decreased by 18.8% in 2006 to $9.1 million as compared to $11.2 million in 2005. Our effective tax rate from continuing operations in 2006 was 26.7% compared to 33.9% in 2005. The decrease in the effective tax rate was primarily due to a $3.8 million reduction of our tax contingency reserves resulting from our determination that certain statutory periods for the assessment of additional state income tax have closed.

Discontinued Operations

In 2007 the Company designated the financial results of the Fitness Apparel Business as discontinued operations. This resulted in recording the financial results from these operations as gain from discontinued operations. The gain from discontinued operations during 2006 was $4.2 million compared to $1.0 million during 2005. The increase in gain from discontinued operations in 2006 was due to the acquisition of Pearl Izumi occurring in July 2005 which resulted in a gain from discontinued operations for six months in 2005 compared to twelve months of operations during 2006.

LIQUIDITY AND CAPITAL RESOURCES

During 2007, our operating activities from continuing operations provided $1.8 million in net cash compared to providing net cash of $38.5 million in 2006. The reduction in operating cash provided from continuing operations year over year was primarily due to a 19% reduction in net sales resulting in a loss from continuing operations of $45.8 million offset by a reduction in trade receivables of $43.7 million. As a result of the pre-tax loss recorded in 2007, the Company will be able to obtain tax refunds from prior years in which taxes were paid. We received a tax refund of approximately $1.9 million in the first quarter 2008 and anticipate receiving approximately $8.0 million in the second quarter of 2008.

Net cash used in investing activities from continuing operations was $26.4 million in 2007 compared to $14.4 million in 2006. During 2007, the Company invested $21.9 million in the Land America acquisition which was not closed and thus an impairment was recorded as of December 31, 2007. In addition, capital expenditures were $10.7 million in 2007 compared to $10.9 million in 2006. Capital expenditures during 2007 consisted of manufacturing equipment and tooling to support new, innovative product offerings, and computer equipment to maintain and expand current information systems. In 2007 we received proceeds from the sale of a building in Louisville, Colorado for $6.1 million while in the prior year period, we sold a building and received $7.1 million in net proceeds and acquired intellectual property for $8.5 million.

Net cash provided by financing activities from continuing operations was $22.9 million in 2007 compared to net cash used of $22.9 million in 2006. Cash dividends paid were $9.5 million 2007 compared to $12.9 million in 2006. The Company repurchased $16.7 million of stock in 2006. Due to the current year operating losses and other activities, the Company borrowed $31.5 million in the current year and $7.4 million in 2006. In order to conserve cash and reduce our need to borrow, we suspended our quarterly dividend starting in the fourth quarter of 2007.

In the fourth quarter of 2007, management committed to a plan to sell the operations of our Fitness Apparel Business. Our Fitness Apparel Business primarily consists of Pearl Izumi which designs, markets and sells branded fitness apparel and footwear sold primarily under the Pearl Izumi brand globally. In February 2008 the Company entered into an agreement to sell Pearl Izumi and the Company anticipates the sale to be completed late in the first quarter of 2008. Accordingly, the results of operations for the Fitness Apparel Business have been reclassified as discontinued operations. Net cash provided by operating activities of discontinued operations during 2007 was $6.7 million compared to net cash used by discontinued operations of $4.7 million in 2006. The significant increase is a result of recording an impairment charge of $13.2 million to adjust the net book value of the Fitness Apparel Business down to fair market value as determined by an accepted sale agreement. Cash flows used in investing activities for discontinued operations were $1.0 million in 2007 compared to $0.7 million in 2006. Cash flows used in financing activities for discontinued operations were $0.2 million in 2007 compared to $0.6 million in 2006 as the Company made debt payments related to the original acquisition.

The Company expects the sale to be completed in the first quarter of 2008 and the net cash proceeds of approximately $63 million will be used to reduce the Company’s borrowings under its short-term borrowings.

The following table presents our estimated contractual obligations:

(In Thousands)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$31,898	$6,808	$9,945	$7,623	$7,522
Purchase obligations (2)	43,927	43,895	32	—	—
Short-term borrowings	79,000	79,000	—	—	—

Total	$154,825	$129,703	$9,977	$7,623	$7,522

(1)	Included in the operating lease total is $0.8 million of lease obligations related to facilities that will be closed during 2008.
(2)	Given that the majority of our inventory is sourced from Asia, we have long lead times for inventory purchases and therefore need to secure factory capacity from our vendors in advance. As the result, all of the $43.9 million in purchase obligations is for inventory purchases. This inventory is predominately related to sales anticipated in the first half of 2008.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $3.0 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 9 to the Consolidated Financial Statements for a discussion on income taxes.

OFF-BALANCE SHEET ARRANGEMENTS

As described in Note 1 to the consolidated financial statements located at Item 8 of this Form 10-K, from time to time, we arrange for leases or other financing sources with third parties to enable certain of our commercial customers to purchase our commercial products. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At December 31, 2007 and December 31, 2006, the maximum contingent liability under all recourse provisions was approximately $1.3 million and $1.6 million, respectively.

The Company has an agreement with a financing company to provide second tier financing for its consumers under which the Company previously shared financial responsibility if consumer default rates exceeded contractual expectations. During the third quarter 2007, the Company renegotiated its second tier financing agreements and transferred risk of loss to the financing company for a settlement payment of $0.7 million. As a result, a reserve is no longer established for consumer default on second tier financing arrangements. Our financing partners review consumer credit information and determine which consumers will receive financing and approve the amount of financing provided. Refer to Note 1 to the consolidated financial statements for further discussion of these arrangements.

INFLATION AND PRICE CHANGES

We are experiencing cost increases for products and components manufactured in China reflecting increases in foreign currency exchange rates, and Chinese wages, taxes and raw material costs which our third party sourcing partners are seeking to pass along to the Company. Raw material costs have also increased for products manufactured by Nautilus owned facilities in the United States. Gross margins may be negatively impacted if these conditions continue and the Company is unable to find other cost savings opportunities or increase prices enough to offset the cost increases.

During both 2007 and 2006, we experienced increases in transportation costs due to increases in the price for fuel. To the extent these costs continue to increase and we are unable to pass these costs to the customer, our gross margins may continue to be negatively impacted.

SEASONALITY

In general, based on historic trends, we expect our sales from fitness equipment products both in the U.S. and internationally to vary seasonally with sales typically the strongest in the fourth quarter, followed by the first and third quarters, and the weakest in the second quarter. We believe that such factors as the broadcast of national network season finales and seasonal weather patterns influence television viewership and cause our television commercials on national cable television to be less effective in the second quarter than in other periods of the year. In addition, during the spring and summer consumers tend to do more activities outside including exercise, which impacts sales of fitness equipment used indoors. We expect the fluctuation in our net sales between our highest and lowest quarters to be approximately 37%.

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

Inventory Valuation

Our inventory is valued at the lower of cost or market. Inventory adjustments are applied for any known obsolete or defective products. We periodically review inventory levels of our product lines in conjunction with market trends to assess salability of our products. Our assessment of necessary adjustments to market value of inventory is sensitive to changes in fitness technology and competitor product offerings driven by customer demand. Any major change in the aforementioned factors may result in reductions to market value of inventory below cost, which could have a significant impact on our financial position, results of operations and cash flows.

Product Warranty

We provide a limited warranty for the replacement of defective products. Our standard warranties require us to repair or replace defective products at no cost to the consumer. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, along with the historical and anticipated cost to repair, replace or refund the original sale. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. A significant change is our estimates may have a significant impact on our financial position, results of operations and cash flows.

In early 2008, the Company suspended sales of the commercial TreadClimber products as a result of product durability issues until those issues can be corrected. The severity of the quality issues and costs related to either replacing or maintaining this product increased significantly during the fourth quarter of 2007 leading management to take specific action with this product. Management is currently evaluating alternatives for addressing this warranty issue and has recorded its best estimate of the cost to remediate the issues identified which is included in accrued liabilities and other long-term liabilities.

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

Goodwill and Intangible Assets Valuation

We evaluate our intangible assets and goodwill for potential impairment annually or when events or circumstances indicate the carrying value may be impaired. Our judgments regarding the existence of impairment are based on anticipated cash flows, market conditions, regulatory and other factors. Future events could cause us to conclude that goodwill or other intangible assets are impaired. Any resulting impairment loss may reduce our net worth and have a material adverse effect on our financial condition and results of operations. As of December 31, 2007, goodwill and intangible assets represented 18.3% of our total assets.

As a result of the decision to exit the business, the Company determined the goodwill for Pearl Izumi was impaired and recorded an impairment charge of $13.2 million in loss from discontinued operations during 2007. The impairment was calculated based on an offer of $69.5 million to purchase the business.

Due to the decision to not pursue certain product innovations, the Company determined certain of the intangible assets obtained from the legal settlement during the second quarter of 2007 were impaired during the fourth quarter and recorded as impairment charge of $3.0 million in general and administrative expenses in 2007.

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

Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. When it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. A valuation allowance has been provided for deferred tax assets, which management believes will not be realized in the future. Accordingly, if the Company’s facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period.

The Company adopted the provisions of FIN 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Foreign Exchange Risk

We are exposed to foreign exchange risk from currency fluctuations, mainly in Canada and Europe, due to sourcing of our products in U.S. dollars and selling them primarily in Canadian dollars, British pounds, Swiss Francs, and Euros. Given the relative size of our current foreign operations, the exposure to the exchange risk could have a material impact on the results of operations. Management estimates the maximum impact on stockholders’ equity of a ten percent change in any applicable foreign currency exchange rate to be approximately $1.5 million.

Interest Rate Risk

Fluctuations in the general level of interest rates on our current variable rate credit agreements expose us to market risk. As of December 31, 2007, our outstanding borrowings under the credit facilities were $79.0 million and represented 40.1% of our total liabilities. Rates on these short-term borrowings have declined in recent periods which have decreased the Company’s interest expense. Management believes that a material change in interest rates could have a material impact on the Company’s financial position, results of operations, or cash flows if the Company’s borrowings are not reduced significantly.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nautilus, Inc.

Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Nautilus, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and of cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nautilus, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 9 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

DELOITTE & TOUCHE LLP

Portland, Oregon

March 17, 2008

NAUTILUS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(In Thousands)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,911	$4,262
Trade receivables, net	88,311	128,427
Inventories, net	58,910	55,548
Prepaid expenses and other current assets	13,759	22,739
Income taxes receivable	11,382	—
Short-term note receivable	2,384	2,461
Assets of discontinued operations	73,771	89,458
Assets held for sale	1,677	1,677
Deferred tax assets	18,615	5,052

Total current assets	276,720	309,624
PROPERTY, PLANT AND EQUIPMENT, net	42,291	51,420
GOODWILL	32,743	32,274
INTANGIBLE AND OTHER ASSETS, net	39,086	31,624

TOTAL ASSETS	$390,840	$424,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$43,993	$57,285
Accrued liabilities	37,318	29,176
Short-term borrowings	79,000	47,500
Income taxes payable	283	5,584
Customer deposits	2,925	2,229
Liabilities of discontinued operations	15,867	16,030

Total current liabilities	179,386	157,804
NON-CURRENT WARRANTY LIABILITY	6,919	—
NON-CURRENT DEFERRED TAX LIABILITIES	5,123	10,504
LONG-TERM TAXES PAYABLE	2,958	—
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Common stock – no par value, 75,000 shares authorized, 31,557 and 31,482 shares issued and outstanding at December 31, 2007 and 2006, respectively	4,346	1,026
Retained earnings	185,021	251,418
Accumulated other comprehensive income	7,087	4,190

Total stockholders’ equity	196,454	256,634

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$390,840	$424,942

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In Thousands, Except Per Share Amounts)

	2007	2006	2005
NET SALES	$501,471	$617,271	$607,274
COST OF SALES	322,108	350,893	344,468

Gross profit	179,363	266,378	262,806
OPERATING EXPENSES:
Selling and marketing	181,244	175,307	175,333
General and administrative	74,606	46,897	45,518
Research and development	10,425	9,416	10,395
Litigation settlement	(18,300)	—	—

Total operating expenses	247,975	231,620	231,246

OPERATING INCOME (LOSS)	(68,612)	34,758	31,560
OTHER INCOME (EXPENSE):
Interest income	364	710	1,575
Interest expense	(5,014)	(2,576)	(413)
Other income, net	1,234	1,124	497

Total other income (expense), net	(3,416)	(742)	1,659

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(72,028)	34,016	33,219
INCOME TAX EXPENSE (BENEFIT)	(26,216)	9,096	11,245

INCOME (LOSS) FROM CONTINUING OPERATIONS	(45,812)	24,920	21,974
DISCONTINUED OPERATIONS:
Gain (loss) from discontinued operations	(7,743)	6,653	2,074
Income tax expense from discontinued operations	2,058	2,473	1,048

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(9,801)	4,180	1,026

NET INCOME (LOSS)	$(55,613)	$29,100	$23,000

EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(1.45)	$0.77	$0.66
Diluted	$(1.45)	$0.77	$0.65
EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$(0.31)	$0.13	$0.03
Diluted	$(0.31)	$0.13	$0.03
EARNINGS (LOSS) PER SHARE:
Basic	$(1.76)	$0.90	$0.69
Diluted	$(1.76)	$0.90	$0.68
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	31,538	32,300	33,303
Diluted	31,538	32,457	33,857

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In Thousands)

	Common Stock		Unearned Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
BALANCES at JANUARY 1, 2005	33,148	$10,682	$(1,204)	$238,474	$4,084	$252,036
Net income	—	—	—	23,000	—	23,000
Foreign currency translation adjustment	—	—	—	—	(1,343)	(1,343)

Comprehensive income						21,657
Dividends paid $0.40 per share	—	—	—	(13,351)	—	(13,351)
Unearned stock compensation	—	1,106	(1,106)	—	—	—
Amortization of unearned stock compensation	—	—	363	—	—	363
Options exercised	463	5,609	—	—	—	5,609
Stock repurchased	(831)	(15,636)	—	—	—	(15,636)
Tax benefit of exercise of nonqualified options	—	1,788	—	—	—	1,788

BALANCES at DECEMBER 31, 2005	32,780	3,549	(1,947)	248,123	2,741	252,466
Net income	—	—	—	29,100	—	29,100
Foreign currency translation adjustment	—	—	—	—	1,449	1,449

Comprehensive income						30,549
Dividends paid $0.40 per share	—	—	—	(12,913)	—	(12,913)
Cumulative change from adoption of SFAS 123(R)	—	(1,947)	1,947	—	—	—
Share-based compensation	—	2,534	—	—	—	2,534
Options exercised	46	603	—	—	—	603
Stock repurchased	(1,344)	(3,761)	—	(12,892)	—	(16,653)
Tax benefit of exercise of nonqualified options	—	48	—	—	—	48

BALANCES at DECEMBER 31, 2006	31,482	1,026	—	251,418	4,190	256,634
Net loss	—	—	—	(55,613)	—	(55,613)
Foreign currency translation adjustment	—	—	—	—	2,897	2,897

Comprehensive loss						(52,716)
Dividends paid $0.30 per share	—	—	—	(9,465)	—	(9,465)
Cumulative change from adoption of FIN 48	—	—	—	(1,319)	—	(1,319)
Share-based compensation	—	2,679	—	—	—	2,679
Restricted stock released	12	—	—	—	—	—
Options exercised	63	756	—	—	—	756
Tax benefit of exercise of nonqualified options	—	(115)	—	—	—	(115)

BALANCES at DECEMBER 31, 2007	31,557	$4,346	$—	$185,021	$7,087	$196,454

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In Thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(55,613)	$29,100	$23,000
Income (loss) from discontinued operations	(9,801)	4,180	1,026

Income (loss) from continuing operations	(45,812)	24,920	21,974
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,686	15,154	15,245
Amortization of unearned stock compensation	—	—	363
Impairment of intangible assets	2,994	—	—
Impairment for terminated asset purchase agreement	19,364	—	—
Provision for long-term receivables	4,770	—	—
Share-based compensation	2,679	2,534	—
Litigation settlement	(18,300)	—	—
Loss on sale of property, plant and equipment	1,111	110	17
Tax benefit from exercise of nonqualified options	—	—	1,788
Excess tax benefit from stock-based compensation	(111)	(48)	—
Deferred income taxes	(18,261)	414	3,333
Foreign currency transaction gain	(976)	(869)	—
Changes in assets and liabilities, net of the effect of acquisition:
Trade receivables	43,749	(21,184)	(18,321)
Inventories	(1,981)	29,396	(33,374)
Prepaid expenses and other current assets	10,986	(11,949)	(1,593)
Income taxes receivable	(11,382)	—	—
Trade payables	(13,221)	(1,723)	1,270
Accrued liabilities	13,921	1,956	2,186
Income taxes payable	(4,090)	907	(6,028)
Customer deposits	654	(1,158)	493

Net cash provided by (used in) operating activities of continuing operations	1,780	38,460	(12,647)
Net cash provided by (used in) operating activities of discontinued operations	6,724	(4,654)	3,001

Net cash provided by (used in) operating activities	8,504	33,806	(9,646)

(Continued)

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In Thousands)

	2007	2006	2005
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	$(10,689)	$(10,877)	$(31,428)
Proceeds from sale of property, plant and equipment, and assets held for sale	6,125	7,143	2,972
Expenditures related to Land America acquisition	(21,879)	—	—
Purchases of intangible assets	—	(8,455)	—
Net increase in other assets	—	(2,253)	(449)
Acquisitions, net of cash acquired	—	—	(74,931)
Purchases of short-term investments	—	—	(49,352)
Proceeds from maturities of short-term investments	—	—	134,671
Net increase in notes receivable	77	35	8

Net cash used in investing activities from continuing operations	(26,366)	(14,407)	(18,509)
Net cash provided by (used in) investing activities from discontinued operations	(1,027)	(720)	899

Net cash used in investing activities	(27,393)	(15,127)	(17,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid on common stock	(9,465)	(12,913)	(13,351)
Proceeds from exercise of stock options	756	603	5,609
Excess tax benefit from stock-based compensation	111	48	—
Stock repurchases	—	(16,653)	(15,636)
Net increase of short-term borrowings	31,500	7,353	40,147
Principal payments on long-term debt	—	(1,341)	—

Net cash provided by (used in) financing activities from continuing operations	22,902	(22,903)	16,769
Net cash used in financing activities from discontinued operations	(178)	(559)	(300)

Net cash provided by (used in) financing activities	22,724	(23,462)	16,469

Net effect of foreign currency exchange rate changes	(186)	1,061	(495)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,649	(3,722)	(11,282)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,262	7,984	19,266

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,911	$4,262	$7,984

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION -
Cash paid for income taxes	$8,859	$10,594	$16,067

Cash paid for interest	$4,245	$2,128	$205

(Concluded)

See notes to consolidated financial statements.

NAUTILUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business – Nautilus, Inc. (“Nautilus” or the “Company”) is a leading designer, developer, manufacturer and marketer of branded fitness products sold under such well-known brand names as Nautilus, Bowflex, Schwinn Fitness and StairMaster. Nautilus was founded in 1986 and incorporated in the State of Washington in 1993. The Company’s headquarters is located in Vancouver, Washington.

In the fourth quarter of 2007, management committed to a plan to sell the operations of our fitness apparel division. Our fitness apparel division consists of DashAmerica, Inc. d/b/a Pearl Izumi USA (“Pearl Izumi”) which designs, markets and sells branded fitness apparel and footwear sold primarily under the Pearl Izumi brand on a global basis. In February 2008, the Company entered into an agreement to sell Pearl Izumi and the Company expects to complete the sale late in the first quarter of 2008. Accordingly, all assets and liabilities and results of operations associated with Pearl Izumi have been presented in the consolidated financial statements as discontinued operations separate from continuing operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). See Note 2 “Discontinued Operations.”

Basis of Presentation – The accompanying consolidated financial statements relate to Nautilus, Inc. and its wholly-owned subsidiaries as of December 31, 2007 and 2006, and for the twelve month periods ended December 31, 2007, 2006 and 2005. All intercompany transactions and balances have been eliminated in consolidation.

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

Concentration of Credit Risk and Trade Receivables – Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company generally does not require collateral on its trade receivables. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company’s customer base. The Company maintains allowances for losses based on the historical experience, the age of outstanding receivables, existing economic conditions, and the expected collectability of trade receivables. Creditworthiness of customers is periodically reviewed to help gauge collectability. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful. For the years ended December 31, allowance for doubtful accounts receivable activity was as follows:

(In Thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions*	Balance at End of Year
Allowance for doubtful accounts:
2007	$3,726	$8,388	$(7,624)	$4,490
2006	3,977	1,292	(1,543)	3,726
2005	3,252	1,782	(1,057)	3,977

*	Deductions represent amounts written off against the allowance, net of recoveries.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined using a first-in, first-out cost method. The Company evaluates the need for inventory valuation adjustments associated with obsolete, slow-moving and not saleable inventory by reviewing current transactions and forecasted product demand on a quarterly basis.

Property, Plant and Equipment, net – Property, plant and equipment is stated net of accumulated depreciation. Improvements or betterments, which add new functionality or significantly extend the life of an asset, are capitalized and depreciated over the lesser of the lease term or the estimated useful life of the improvement. Expenditures for maintenance, repair costs and minor renewals are charged to expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts in the year of disposal. Gains and losses resulting from disposals of property and equipment are recognized in the period in which the property and equipment is disposed.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter.

Goodwill and Intangible Assets – Goodwill and intangible assets primarily consist of license agreements, patents, trademarks and goodwill. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests or when impairment indicators exist in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). Intangible assets that are deemed to have finite lives are amortized using the straight-line method over their estimated useful lives.

Impairment of Long-lived and Intangible Assets – Long-lived and intangible assets that are determined to have finite lives are measured for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset to determine whether a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company then calculates the amount of impairment charge as the excess of the carrying value of the asset over the estimate of its fair value.

The Company tests goodwill and indefinite-lived intangible assets for impairment annually, in the fourth quarter of each year or when events or changes in circumstances indicate that the carrying amount of such assets may be impaired, using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any.

As a result of performing the tests for impairment, the Company determined Pearl Izumi was impaired based on the current offer price as described in Note 2 and as a result the Company recorded as impairment charge of $13.2 million in loss from discontinued operations during 2007.

Due to changes in strategic direction resulting in the determination to cease certain products or product development efforts, the Company determined certain of the intangible assets obtained from the legal settlement during the second quarter of 2007 were impaired during the fourth quarter of 2007 and recorded an impairment charge of $3.0 million in general and administrative expenses in 2007.

Revenue Recognition – Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when products are shipped, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectability is reasonably assured or probable, title and risk of loss have passed, and there are no significant remaining obligations. Title generally passes upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale. Revenue for commercial products is recognized upon final installation of commercial equipment if the Company is responsible for installation. Revenue is recognized net of applicable promotional discounts, rebates, and return allowances. Return allowances are estimated using historical experience. In accordance with Emerging Issues Task Force (“EITF”) Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer is presented in the Statements of Operations on a net basis (excluded from revenues).

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

The Company recorded an increase in warranty reserves (recorded in cost of goods sold) during 2007 related to the commercial TreadClimber product. In January 2008, the Company suspended sales of the commercial TreadClimber products as a result of product durability issues. The severity of the quality issues and costs related to either replacing or maintaining this product increased significantly during the fourth quarter of 2007, leading management to take specific action with this product. Management is currently evaluating alternatives for addressing this warranty issue and has recorded its best estimate of the cost to remediate the issues already identified.

For the years ended December 31, warranty reserve activity was as follows:

(In thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions*	Balance at End of Year
Warranty reserves:
2007	$9,699	$27,304	$(11,818)	$25,185
2006	10,210	11,067	(11,578)	9,699
2005	7,537	11,114	(8,441)	10,210

*

Deductions represent warranty claims paid out in the form of service costs and/or product replacements. Beginning in 2006, the Company was able to offset its warranty costs by recovering a portion of such costs from its suppliers.

Warranty reserves in 2007 include $6.9 million of non-current warranty liability related to the long term portion of accrued warranty.

Advertising and Promotion – The Company expenses advertising costs as incurred, except for commercial advertising production costs which are expensed at the time the first commercial is shown on television. Advertising costs are included in selling and marketing expenses.

Total advertising and promotion expenses were $85.1 million, $83.2 million, and $79.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Advertising and promotion expenditures recorded in prepaid expenses and other current assets totaled $2.7 million and $5.0 million at December 31, 2007 and 2006, respectively.

Shipping and Handling Costs – Shipping and handling fees billed to customers are recorded as revenue in accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Direct costs associated with shipping goods and inventory planning, receiving and handling costs to customers are recorded as a component of cost of sales.

Research and Development – Internal research and development costs, which primarily consist of payroll, payroll related expenses and materials expenses relating to the development of new products, including significant improvements and refinements to existing products, are expensed as incurred and included separately in operating expenses. Third party research and development costs and preproduction royalties for products under development or being researched, if any, are expensed when the contracted work has been performed.

Revision of Expense Classification – We determined certain prior year amounts for royalty expense should have been revised and reported in cost of goods sold to conform to fiscal year 2007 presentation. Additionally, certain prior year amounts for preproduction royalty expense have been revised and included in research and development from a royalty expense line previously included in operating expenses. Preproduction royalties represent costs paid to utilize licensed patent technologies prior to a sellable product being available for manufacture and sale. These changes had no impact on previously reported operating income, net income or stockholders’ equity. We believe the revised presentation provides consistency between our consolidated statements of operations for all periods presented.

We have concluded that the effect of these misstatements did not materially impact any previously issued financial statements, however we have revised prior period comparative information presented herein in order to present such information on a consistent basis. The effects of this revision are summarized in the table below.

	As Previously Reported(*)	Revision	As Adjusted	As Previously Reported(*)	Revision	As Adjusted
(In thousands)	Twelve Months ended December 31,
	2006			2005
NET SALES	$617,271	$—	$617,271	$607,274	$—	$607,274
COST OF SALES	346,012	4,881	350,893	339,498	4,970	344,468

Gross profit	271,259	(4,881)	266,378	267,776	(4,970)	262,806
OPERATING EXPENSES:
Selling and marketing	175,307		175,307	175,333		175,333
General and administrative	46,897		46,897	45,518		45,518
Research and development	8,761	655	9,416	10,012	383	10,395
Royalties	5,536	(5,536)	—	5,353	(5,353)	—

Total operating expenses	236,501	(4,881)	231,620	236,216	(4,970)	231,246

OPERATING INCOME	$34,758	$—	$34,758	$31,560	$—	$31,560

*	In the fourth quarter of 2007, management committed to a plan to sell the operations of Pearl Izumi. The results of operations have been presented as discontinued operations for all periods presented.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment. A valuation allowance may be recorded to reduce deferred tax assets to an amount for which realization is more likely than not. Any income tax contingencies are accounted for in accordance with FIN 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

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

Share-Based Compensation – Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) for its share-based compensation plans. SFAS 123(R) requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors. The Company adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results for fiscal 2007 and 2006 are not directly comparable to prior years. The Company also adopted FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123(R)-3”). Under FSP 123(R)-3, the Company elected not to use the short-cut method for determining the historical pool of windfall tax benefits for purposes of determining whether an excess tax benefit has been realized.

The Company previously accounted for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In March 2005, the Securities and Exchange Commission (the “SEC”) issued SAB No. 107, Share-Based Payment (“SAB 107”), relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

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

	2007	2006	2005
Dividend yield	2.3%	2.7%	2.2%
Risk-free interest rate	4.4%	4.7%	4.2%
Expected volatility	45%	44%	65%
Expected life (years)	4.75	4.75	5.0

Expected life represents the period that the Company’s equity awards are expected to be outstanding and was determined based on historical experience with similar awards giving consideration to the contractual terms and vesting schedules of the equity awards. Risk-free interest rate is based on the implied U.S. Treasury zero coupon yield curve in effect in the month of grant. Expected dividend yield is calculated based on the amount of quarterly dividends expected to be paid in the current year. Dividends paid in 2007 were $0.30 per share and $0.40 per share in 2006. Expected volatility utilized in the model is calculated using daily historical volatility of the Company’s stock price. When estimating forfeitures, the Company considers terminations as well as anticipated retirements based on an analysis of historical data.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its equity awards for the periods prior to adoption of SFAS 123(R):

(In thousands, except per share amounts)	2005
Net income, as reported	$23,000
Add: Share-based employee compensation expense included in reported net income, net of tax	237
Deduct: Share-based employee compensation expense determined under fair value based method, net of tax	(1,854)

Net income, pro-forma	$21,383

Basic earnings per share:
As reported	$0.69
Pro-forma	$0.64
Diluted earnings per share:
As reported	$0.68
Pro-forma	$0.63

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

Reclassifications – In the fourth quarter of 2007, management committed to a plan to sell the operations of Pearl Izumi. The results of operations have been presented as discontinued operations for all periods presented.

New Accounting Pronouncements – In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of January 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). The Company adopted the provisions of this interpretation on January 1, 2007. The disclosure requirements and cumulative effect of the adoption of FIN 48 are presented in Note 9.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is in the process of analyzing the impact of SFAS No. 141(R) on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained, noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of analyzing the impact of SFAS No. 160 on its financial statements.

2. DISCONTINUED OPERATIONS

In the fourth quarter of 2007, management committed to a plan to sell the operations of our fitness apparel division. Our fitness apparel division consists of Pearl Izumi which designs, markets and sells branded fitness apparel and footwear sold primarily under the Pearl Izumi brand on a global basis. In February 2008 the Company entered into an agreement to sell Pearl Izumi and the Company anticipates completing the sale of Pearl Izumi late in the first quarter of 2008. Accordingly, all assets and liabilities and results of operations associated with these assets have been presented in the consolidated financial statements as discontinued operations separate from continuing operations in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Revenues, income (loss) before income taxes, income tax expense (benefit) and net gain (loss) generated from discontinued operations were as follows:

	Years Ended December 31,
(In thousands)	2007	2006	2005
Revenue	$67,172	$63,024	$24,036

Gain (loss) before income taxes	(7,743)	6,653	2,074
Income tax expense	2,058	2,473	1,048

Net gain (loss) from discontinued operations	$(9,801)	$4,180	$1,026

The carrying value of all assets and liabilities of the discontinued operations were adjusted to fair market value resulting in an impairment charge of $13.2 million in the fourth quarter of 2007. No costs associated with exit or disposal activities as contemplated by SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) have been recorded.

The provision for income tax expense for discontinued operations was $2.1 million in 2007 on a pretax loss of $7.7 million. The change from book loss to taxable income is mainly related to the $13.2 million impairment charge which is nondeductible for tax purposes.

Assets, including assets held for sale and liabilities associated with the Pearl Izumi operation have been segregated from continuing operations and presented as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented. Depreciation and amortization related to assets held for sale ceased as of December 15, 2007. Assets and liabilities for the discontinued operations were as follows:

	December 31,
(In thousands)	2007	2006
Current assets	$28,660	$30,595
Property and equipment, net	1,411	1,238
Goodwill	19,743	32,763
Intangible and other assets	23,957	24,862

Assets of discontinued operations	$73,771	$89,458

Current liabilities	$5,332	$5,325
Current portion of long-term debt	447	259
Long-term debt excluding current portion	3,797	4,158
Noncurrent deferred tax liabilities	6,291	6,288

Liabilities of discontinued operations	$15,867	$16,030

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

3. INVENTORIES, net

Inventories, net consisted of the following at December 31:

(In thousands)	2007	2006
Finished goods	$39,143	$37,301
Work-in-process	1,261	1,012
Parts and components	8,422	7,796
Raw materials	10,084	9,439

Inventories, net	$58,910	$55,548

4. PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment, net included the following at December 31:

(In thousands)	Estimated Useful Life (in years)	2007	2006
Land	N/A	$359	$1,283
Buildings and improvements	5 to 31.5	20,451	25,480
Computer equipment	2 to 5	46,259	42,299
Machinery and equipment	3 to 5	28,031	26,144
Furniture and fixtures	5	4,423	4,522
Construction in process	N/A	2,441	1,352

Total property, plant and equipment		101,964	101,080
Accumulated depreciation		(59,673)	(49,660)

Property, plant and equipment, net		$42,291	$51,420

Construction in process consists of capitalizable costs associated with tooling being developed for new products and internally developed software that are not yet in service. Capitalized interest was not material for the years ended December 31, 2007, 2006 and 2005.

In 2006, as part of the plan to consolidate its production facilities for the cardiovascular line of equipment, the Company concluded its operations at its manufacturing facility in Tyler, Texas and started transitioning manufacturing of key products to other U.S. and Asian manufacturing facilities. At December 31, 2007, the facility and all related assets of $1.7 million were for sale and have been classified as “Assets held for sale” in the Company’s balance sheet.

The Company sold its building located in Louisville, Colorado in the fourth quarter of 2007 for $6.3 million and deferred the gain on the sale of $0.3 million into the second quarter of 2008 when the Company anticipates exiting the building.

Depreciation expense was $13.0 million, $14.1 million and $14.2 million, in fiscal 2007, 2006 and 2005, respectively.

5. GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In thousands)	Fitness Equipment
Balance as of January 1, 2006	$32,269
Currency exchange differences	5

Balance as of December 31, 2006	32,274
Currency exchange differences	469

Balance as of December 31, 2007	$32,743

The International Equipment Business reportable segment did not have goodwill at December 31, 2007 or 2006.

6. INTANGIBLE AND OTHER ASSETS, net

Intangible assets and other assets, net consisted of the following at December 31:

(In Thousands)	Estimated Useful Life (in years)	2007	2006
Intangible assets:
Indefinite life trademarks	N/A	$17,519	$17,519
Patents	1 to 19	23,007	7,701
Non-compete agreements	3	1,957	1,648

Total intangible assets		42,483	26,868
Accumulated amortization:
Patents		(2,826)	(730)
Non-compete agreements		(1,740)	(916)

Total accumulated amortization		(4,566)	(1,646)

Intangible assets, net		37,917	25,222
Other assets		1,169	6,402

Intangible and other assets, net		$39,086	$31,624

The Company settled litigation with ICON Health & Fitness, Inc. during 2007 which allows the Company to use a variety of fitness equipment patents and technologies. The settlement was valued at $18.3 million with the value of the fitness equipment patents and technologies being recorded as patents. The litigation settlement is described in more detail in Note 14. This intangible asset value will be amortized over the useful life of the technologies granted through this settlement. Later in 2007, the Company determined the intangible assets were impaired as the result of changes in the strategic direction of the Company and recorded an impairment charge of $3.0 million in general and administrative expenses.

Amortization expense of intangible and other assets, which is included in cost of sales and general and administrative expenses, for the next five full succeeding years is estimated at $3.0 million, $2.8 million, $2.8 million, $2.8 million, and $2.8 million and $6.2 million thereafter. Amortization expense was $2.7 million, $1.1 million and $1.1 million, in fiscal 2007, 2006 and 2005, respectively.

During 2006, the Company determined that the life of the Schwinn trademark was indefinite and therefore discontinued its amortization. Prior to 2006 the acquisition value of the trademark was amortized over a period of twenty years. The Company believes the indefinite life is appropriate as the Schwinn product line continues to be profitable and is expected to grow. The Company also evaluated the carrying value of the trademark for impairment and determined that no impairment existed at December 31, 2007.

7. ACCRUED LIABILITIES

Accrued liabilities in excess of five percent of total current liabilities consisted of accrued warranty expense of $18.3 million and $9.7 million at December 31, 2007 and 2006.

8. BORROWINGS

In February 2007, the Company entered into a revolving credit agreement (the “Facility”) with several financing institutions. The Facility provided for an unsecured revolving credit facility to include revolving loans and a $10 million swing line, for a maximum commitment amount of $125 million with an option to increase the facility to $175 million. The interest rate on the amount of borrowings outstanding at December 31, 2007 ranged between 6.75% and 7.38%. On October 5, 2007, the Company and Pearl Izumi entered into a Security and Pledge Agreement under the Facility which covers substantially all of the domestic United States based personal property assets and secured the Facility, which had previously been unsecured.

The Company entered into an amendment and waiver of the Facility on October 12, 2007 which waived compliance with certain financial covenants through December 31, 2007. As of December 31, 2007, the Company entered into a forbearance and amendment agreement on the Facility in which the lenders agreed to forbear from exercising certain rights and remedies arising from existing or anticipated defaults under the Facility through and including January 14, 2008 and reduced the Facility from $125 million to $100 million.

On January 16, 2008 the Company and its subsidiary Nautilus International S.A. entered into a Loan and Security Agreement (the “Loan Agreement”) with Bank of America N.A., as agent for the lenders party thereto, providing for a $100 million revolving secured credit line including a secured term loan in the principal amount of $18.5 million. The Loan Agreement, which replaced the Facility, will be available for letters of credit, working capital and general corporate purposes, including acquisition financing. The Company had $79.0 million of borrowings outstanding on the Facility at December 31, 2007 which were rolled into the new agreement in January 2008. On February 29, 2008, the Company entered into the First Amendment to the Loan Agreement which modified minimum EBITDA covenants, revised the exclusion of certain non-cash charges and unusual expense items from the calculation of EBITDA, and reduced the Loan Agreement to $70 million upon the sale of Pearl Izumi.

The revolving credit facility under the Loan Agreement is available for a five year term. All amounts outstanding under the revolving credit facility are payable January 16, 2013. The $18.5 million term loan matures and becomes payable upon the earlier to occur of (i) March 31, 2008, (ii) the consummation of a sale of certain subsidiaries or assets of the Company or (iii) the consummation of a financing pursuant to which a third party takes a first priority lien in certain intellectual property assets of the Company. The interest rate on amounts outstanding under the revolving credit facility will be either (a) the prime rate announced by Bank of America N.A. from time to time plus zero to 75 basis points or (b) LIBOR plus 150 to 325 basis points, depending on the Company’s fixed charge coverage ratio each quarter. The credit facility is collateralized by a first priority perfected lien on substantially all of the Company’s assets. In addition, the Company’s subsidiary, Pearl Izumi, has guaranteed the Company’s obligations under the revolving credit facility and secured such guarantee by a pledge of substantially all its assets. The Loan Agreement contains customary covenants, including, but not limited to, covenants relating to minimum EBITDA and fixed charge coverage ratios, as well as limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends, and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lenders would have the option of accelerating all obligations under the Loan Agreement.

The Company had $2.9 million in standby letters of credit with Asian vendors which reduced the balance available under the credit facility at December 31, 2007.

9. INCOME TAXES

The Company’s income (loss) from continuing operations before income taxes for the years ended December 31, 2007, 2006 and 2005 consisted of the following components:

(In thousands)	2007	2006	2005
United States	$(74,077)	$32,163	$33,224
Foreign	2,049	1,853	(5)

Total	$(72,028)	$34,016	$33,219

The income tax expense (benefit) from continuing operations consisted of the following:

(In thousands)	2007	2006	2005
Current:
Federal	$(8,481)	$9,847	$11,303
State	(656)	(2,438)	973
Foreign	1,183	1,227	763

Total current	(7,954)	8,636	13,039

Deferred:
Federal	(16,837)	1,020	(1,317)
State	(1,636)	(154)	92
Foreign	211	(406)	(569)

Total deferred	(18,262)	460	(1,794)

Total income tax expense (benefit)	$(26,216)	$9,096	$11,245

The components of the net deferred taxes at December 31 were as follows:

(In thousands)	2007	2006
Assets:
Accrued liabilities	$11,982	$5,539
Allowance for doubtful accounts	1,011	1,030
Inventory valuation	1,509	733
Uniform capitalization	414	245
Share-based compensation expense	1,269	799
Net operating loss carryforward	787	136
Basis difference on subsidiary held for sale	4,885	—
Special and non-recurring charges	7,299	—
Other	1,326	650
Valuation Allowance	(5,249)	—

	25,233	9,132
Liabilities:
Prepaid advertising	(963)	(1,800)
Other prepaids	(781)	(787)
Basis difference on long-lived assets	(8,803)	(10,986)
Undistributed earnings of foreign subsidiaries	(694)	(694)

	(11,241)	(14,267)

Net deferred tax asset (liability)	$13,992	$(5,135)

Deferred taxes are presented in the consolidated balance sheets as follows at December 31:

(In thousands)	2007	2006
Current deferred tax assets	$18,615	$5,052
Non-current deferred tax assets	500	317
Non-current deferred tax liabilities	(5,123)	(10,504)

Net deferred tax asset (liability)	$13,992	$(5,135)

A reconciliation of the U.S. statutory federal income tax rate with the Company’s effective income tax rate from continuing operations is as follows:

(In thousands)	2007	2006	2005
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	2.8	2.0	1.8
Nondeductible incentive stock option expense	(0.3)	0.9	—
Tax benefit related to U.S. export sales	—	(0.3)	(0.6)
Qualified domestic production activity deduction	—	(0.3)	(0.5)
Penalties	—	—	1.0
Impact of foreign results	0.6	0.5	0.6
Nondeductible operational expenses	(0.2)	0.5	0.4
Tax exempt interest	—	—	(1.2)
Research and development credit	0.4	(0.5)	(0.9)
Change in deferred tax measurement rate	(0.3)	0.3	0.4
Change in tax contingency reserve	0.1	(11.1)	(1.0)
Other	(1.7)	(0.3)	(1.1)

Effective tax rate	36.4%	26.7%	33.9%

At December 31, 2007, the Company did not provide for the U.S. income taxes or foreign withholding taxes for a cumulative total of $4.0 million of undistributed income from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings.

The Company has net operating loss carryforwards in a number of states. The tax benefit of these net operating losses is $0.4 million. These state net operating losses expire in 2013 and later if not utilized. The Company has net operating loss carryforwards in foreign countries. The tax benefit of these net operating losses is $0.4 million. These foreign net operating losses expire in 2013 and later if not utilized. The Company has recorded a valuation allowance of $0.4 million related to the foreign net operating loss carryforwards due to the uncertainty of the ability to utilize the carryforwards prior to their expiration.

During 2007, the Company recorded a $4.9 million deferred tax asset related to the excess of tax basis over the book investment of its Pearl Izumi subsidiary which was held for sale at the end of the year. The Company has recorded a valuation allowance of $4.9 million related to the basis difference due to the uncertainty of the ability to utilize the capital loss which will be generated from the basis difference. If the Company is able to utilize the capital loss carryforward in future years, the valuation allowance will be released and be recorded as a current tax benefit in the year the losses are utilized.

The Company adopted the provisions of FIN 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $1.3 million through a charge to retained earnings. Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions was a liability of $3.2 million resulting from unrecognized tax benefits, including penalties and interest of $0.8 million.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (which does not include penalties and interest) is as follows:

(In thousands)
Balance at January 1, 2007	$2,442
Increases due to tax positions taken in previous periods	109
Decreases due to tax positions taken in previous periods	(33)
Increases due to tax positions taken in the current period	312
Decreases due to settlements with taxing authorities	(39)
Decreases due to lapse of statute of limitations	(625)

Balance at December 31, 2007	$2,166

As of December 31, 2007, the estimated value of the Company’s uncertain tax positions was a liability of $3.0 million resulting from unrecognized tax benefits, including $0.4 million for the payment of tax-related interest and $0.4 million for tax-related penalties. The Company recognizes accrued interest and penalties related to uncertain tax positions in federal, state, and foreign income tax expense. If the Company’s positions are sustained by the taxing authority in favor of the Company, approximately $2.4 million would reduce the Company’s effective tax rate.

The Company’s federal income tax returns for 2004 through 2007 are open tax years. The Company’s state tax returns are open from 2001 through 2007 depending on each state’s statute of limitation. In addition, the Company files in numerous foreign jurisdictions with varying statutes of limitation.

The Company believes it is reasonably possible that, within the next 12 months, $1.0 million of previously unrecognized tax benefits related to domestic filing positions, of which $0.7 million would reduce the Company’s effective tax rate, will be recorded primarily as a result of the expiration of state statutes of limitation.

10. STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2007, the Company had 75.0 million authorized shares of common stock, no par value, of which 31.6 million were issued and outstanding, and 3.1 million shares were reserved for future issuance upon exercise of stock options and issuance of restricted stock, and payment of awards under share-based compensation plans. During fiscal 2007, the Company paid quarterly cash dividends on its common stock of $0.10 per share in each of the first three calendar quarters. The dividend was suspended in the fourth quarter of 2007.

In March 2005, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock in open-market transactions at times and in such amounts as management deems appropriate depending on market conditions and other factors. The authorization expires on March 31, 2008 unless extended by the Board of Directors. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. No shares of common stock were repurchased during the year ended December 31, 2007. During the year ended December 31, 2006, the

Company acquired 1.3 million shares of common stock at an average price of $12.42 per share for a total cost of $16.7 million. During 2005, the Company acquired 0.8 million shares of common stock at an average price of $18.82 per share for a total cost of $15.6 million.

Share-Based Compensation

In July 2003, certain stock options were granted to the Company’s former President and Chief Executive Officer at a per share exercise price that was $2.00 per share below the market price on the day of the grant. The Company recognized compensation expense of $0.5 million, $0.3 million, and $0.4 million related to these stock options in 2007, 2006, and 2005, respectively. This arrangement was amended December 31, 2005 to eliminate the original discount per share. Included in the compensation expense for 2007 is an additional $0.3 million of compensation expense for the accelerated vesting of these options upon the departure of the former President and Chief Executive Officer.

2005 Long-Term Incentive Plan

In 2005, the Company’s shareholders approved the 2005 Long-Term Incentive Plan (the “2005 Plan”). The 2005 Plan permits flexibility in types of awards and specific terms of awards, which allow future awards to be based on then-current objectives for aligning compensation with increasing long-term shareholder value. The aggregate number of shares of common stock authorized for issuance as awards under the 2005 Plan is 4.0 million, plus any shares of common stock that were previously reserved for issuance under the Company’s Stock Option Plan and were not subject to grant on June 6, 2005, or as to which the stock based compensation award is forfeited on or after June 6, 2005. The maximum aggregate number of shares of common stock subject to stock options, stock appreciation rights, restricted stock or performance unit awards which may be granted to any one participant in any one year under the 2005 Plan is 1.0 million. The aggregate number of shares available for issuance under the 2005 Plan is reduced by two shares for each share delivered in settlement of any stock appreciation rights, restricted stock, stock unit or performance unit award, and one share for each share delivered in settlement of a stock option award. At December 31, 2007, 2.9 million shares were available for future issuance under the 2005 Plan.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date preceding the grant date. Stock option awards generally vest based on four years of continuous service and, starting with the adoption of the 2005 Plan, have a seven year contractual term (options issued prior to the adoption of the 2005 Plan have a ten year term). The fair value of each award was estimated on the grant date using the Black-Scholes-Merton option pricing model with the weighted-average assumptions described in Note 1 to these consolidated financial statements.

A summary of the Company’s stock option plan activity is as follows:

(In thousands, except exercise price)	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,568	$16.44
Granted	1,240	11.62
Forfeited or cancelled	(589)	17.10
Expired	(352)	22.28
Exercised	(63)	11.97		$364

Outstanding at December 31, 2007	2,804	$13.54	5.15	$0

Exercisable at December 31, 2007	1,104	$14.85	3.44	$0

The weighted average grant-date fair value of stock options granted was $4.25 and $5.54 for stock options granted in fiscal 2007 and 2006, respectively. The total fair value of options vested was $0.9 million and $2.2 million for fiscal 2007 and 2006, respectively. The total unrecognized compensation cost related to nonvested options was $4.6 million at December 31, 2007. This cost is expected to be recognized over a weighted-average period of 2.69 years.

The following table summarizes information about stock options outstanding at December 31, 2007:

(In thousands, except life and exercise price)		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$5.09 – $6.26	484	9.30	$6.14	—	$—
$8.28 – $9.53	58	6.59	8.43	—	—
$10.39	725	1.44	10.39	547	10.39
$12.04 – $15.15	513	4.92	14.62	157	14.31
$15.25 – $16.10	543	5.98	15.97	102	15.66
$16.17 – $28.91	481	5.71	22.42	298	23.04

$5.09 – $28.91	2,804	5.15	$13.54	1,104	$14.85

Performance Units

The Company granted 45,000, 49,000, and 125,000 performance unit awards to members of its executive team during the years ended December 31, 2007, 2006, and 2005, respectively. The performance unit awards vest if the Company meets earnings targets set by the Compensation Committee of the Board of Directors. The fair value of the performance units is based on the closing market price of the Company’s common stock on the date preceding the grant date and is amortized over the estimated requisite service period when it becomes probable that the performance targets are expected to be met. The amount of share-based compensation expense is based on the number of performance unit awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures.

At December 31, 2007, there was approximately $0.8 million of total unrecognized share-based compensation costs related to performance units. At December 31, 2007, 2006, and 2005, the performance units had an intrinsic value of approximately $0.2 million, $0, and $0.1 million, respectively. None of the performance units were vested at December 31, 2007, 2006, and 2005. The Company did not record any compensation expense related to the performance unit awards in the years ended December 31, 2007, 2006, and 2005. A summary of the Company’s performance unit activity for the year ended December 31, 2007 is as follows:

(In thousands, except fair value amounts)	Performance Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	174	$16.71
Awarded	45	16.12
Released	—	—
Forfeited	(171)	16.84

Outstanding at December 31, 2007	48	$15.68

Restricted Stock

The Company granted 297,000 restricted shares to members of its management team during the year ended December 31, 2007. Most of the restricted stock was granted as part of a retention program focused on key employees while the Company focused on restructuring activities. The restricted stock grant has a two year cliff vesting period. In addition, the Company hired an interim chief executive officer and issued a restricted stock grant for 4,000 shares per month during the interim agreement which vested at the conclusion of the interim role on October 17, 2007.

The following table summarizes the restricted stock activity for the year ended December 31, 2007:

(In thousands, except fair value amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	—	—
Awarded	297	$9.22
Vested	(12)	8.91
Forfeited	(19)	9.23

Outstanding at December 31, 2007 (1)	266	$9.23

(1)	Outstanding awards of restricted stock are all nonvested at December 31, 2007.

Restricted stock compensation expense for the year ended December 31, 2007 was $0.3 million. At December 31, 2007, unrecognized costs related to restricted stock totaled approximately $1.0 million and are expected to be recognized over a weighted average period of 1.62 years. The restricted stock had an intrinsic value of $1.3 million at December 31, 2007. There was not any restricted stock issued and outstanding at December 31, 2006.

11. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options calculated using the treasury stock method. Net income (loss) for the calculation of both basic and diluted earnings per share is the same as reported net income (loss) for all periods.

Calculation of the basic and diluted weighted-average number of outstanding shares and the corresponding amounts of earnings (loss) per share for the three years ended December 31 is as follows:

(In thousands, except per share amounts)	2007	2006	2005
Basic shares outstanding	31,538	32,300	33,303
Dilutive effect of stock options and restricted stock*	—	157	554

Diluted shares outstanding	31,538	32,457	33,857

Antidilutive stock options and restricted stock**	2,931	1,802	704

Net income (loss)	$(55,613)	$29,100	$23,000
Earnings (loss) per share:
Basic	$(1.76)	$0.90	$0.69
Diluted	$(1.76)	$0.90	$0.68

*	No stock options or restricted stock have been included in the calculation of diluted loss per share for the year ended December 31, 2007 because their inclusion would be antidilutive (i.e. reduce the loss per share).
**	Stock options and restricted stock not included in the calculation of diluted earnings per share because they would be antidilutive.

12. EMPLOYEE BENEFIT PLAN

The Company adopted a 401(k) plan in 1999 covering substantially all employees over the age of 18. Each participant may contribute up to 50% of eligible compensation during any calendar year, subject to certain limitations. The 401(k) plan provides for Company matching contributions of up to 50% of the first 6% of eligible contributions made by all participants. All participants must have completed one year of service before becoming eligible for the Company matching contributions. Matching contributions vest 25% per year and thus are fully vested after four years of service. For the years ended December 31, 2007, 2006 and 2005, the Company’s contributions to the 401(k) plan were $0.8 million, $0.7 million and $0.5 million, respectively.

13. REPORTABLE SEGMENTS AND RELATED INFORMATION

The Company’s segment information is prepared on the same basis that the Company’s management reviews financial information for decision-making purposes. The Company’s Chief Executive Officer is the Chief Operating Decision Maker as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s business segments are Fitness Equipment Business and International Equipment Business. Accounting policies used by each segment are the same as those disclosed in Note 1. In February 2008, the Company entered into an agreement to sell Pearl Izumi and the Company expects to complete the sale late in the first quarter of 2008. Accordingly all assets and liabilities and results of operations associated with these assets have been presented in the consolidated financial statements as discontinued operations separate from continuing operations. As such, the results of operations associated with Pearl Izumi are not included in the segment information below.

The Fitness Equipment Business is responsible for the design, production, marketing and selling of branded fitness equipment sold under the Nautilus, Bowflex, Schwinn Fitness, and StairMaster brand names and is responsible for servicing customers within the Americas, which includes North and South America.

The International Equipment Business is responsible for the marketing and selling of branded fitness equipment sold under the Nautilus, Bowflex, Schwinn Fitness, and StairMaster brand names and is responsible for servicing customers outside of the Americas.

The reportable segments are supported by teams that provide services to support the entire entity including finance and reporting, legal, and other centralized functions. Management does not allocate expenses from the centralized functions to the reportable segments; instead, all such costs are included in the results of operations of the Fitness Equipment Business. As a result, the segments’ operating results are reviewed based on revenue and gross profit. Also included in the Fitness Equipment Business are the assets and liabilities of discontinued operations related to Pearl Izumi.

The following table presents information about the Company’s reportable segments:

(In thousands) Year ended December 31, 2007:	Fitness Equipment(*)	International(*)	Total
Net sales	$423,928	$77,543	$501,471
Gross profit	158,640	20,723	179,363
Depreciation and amortization expense	15,414	272	15,686
Litigation settlement	(18,300)	—	(18,300)
Interest expense, net	4,357	293	4,650
Income tax expense (benefit) from continuing operations	(27,266)	1,050	(26,216)
Income (loss) from continuing operations	(45,977)	165	(45,812)
Total assets	346,268	44,572	390,840
Additions to property, plant and equipment	10,263	426	10,689

Year ended December 31, 2006:
Net sales	$553,394	$63,877	$617,271
Gross profit	250,463	15,915	266,378
Depreciation and amortization expense	15,016	138	15,154
Interest expense, net	1,554	312	1,866
Income tax expense (benefit) from continuing operations	9,208	(112)	9,096
Income (loss) from continuing operations	25,044	(124)	24,920
Total assets	387,890	37,052	424,942
Additions to property, plant and equipment	10,651	226	10,877

Year ended December 31, 2005:
Net sales	$554,159	$53,115	$607,274
Gross profit	249,110	13,696	262,806
Depreciation and amortization expense	15,104	141	15,245
Interest income, net	1,156	6	1,162
Income tax expense from continuing operations	10,870	375	11,245
Income (loss) from continuing operations	22,452	(478)	21,974
Total assets	381,982	31,304	413,286
Additions to property, plant and equipment	31,287	141	31,428

(*) Certain income tax expense amounts have been reclassified in this schedule to separate the Pearl Izumi discontinued operations. In addition, a portion of royalty expense was reclassified into cost of goods sold for all periods presented which reduced gross profit as previously presented in this table.

Net sales in the U.S. represented approximately 79%, 83%, and 88% of consolidated net sales for the years ended December 31, 2007, 2006, and 2005, respectively. The geographic distribution of the Company’s international net sales is mostly concentrated in Switzerland, United Kingdom, Germany and Canada. Sales outside the U.S. represented approximately 21%, 17% and 12% of consolidated net sales for the years ended December 31, 2007, 2006 and 2005, respectively. Long-lived assets attributable to operations in the U.S., which are comprised of property, plant and equipment, goodwill and intangible assets were $108.4 million, $104.4 million, and $102.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Long-lived assets outside the U.S. were approximately $4.5 million, $4.5 million, and $4.9 million at December 31, 2007, 2006 and 2005, respectively.

14. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for the U.S. and international properties used for warehousing, distribution, product development, administration, and product sales. The Company also has operating leases for certain equipment mainly consisting of product delivery trucks used in its commercial fitness equipment business, and product service vans used for warranty related matters. These leases expire at various times through June 2015. Rent expense under all leases was $6.0 million, $7.0 million, and $5.1 million in fiscal 2007, 2006, and 2005, respectively. Future minimum lease payments under the noncancellable operating leases are as follows:

(In thousands)
2008	$6,808
2009	5,104
2010	4,841
2011	4,545
2012	3,078
Thereafter	7,522

Minimum lease payments	$31,898

Guarantees and Commitments

As further discussed in Note 8, at December 31, 2007, the Company had approximately $2.9 million in outstanding commercial letters of credit expiring through December 31, 2008.

The Company has long lead times for inventory purchases and therefore needs to secure factory capacity from its vendors in advance. At December 31, 2007, the Company had approximately $43.9 million in purchase obligations, all of which was for inventory purchases.

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

On April 26, 2007, the Company and ICON Health & Fitness (“ICON”) settled a series of pending lawsuits between the parties. This settlement included a number of claims and lawsuits between ICON and the Company going back to 2002-2003, and which were pending in federal courts in Salt Lake City, Utah and Seattle, Washington, and before the Federal Circuit Court of Appeals. Both the Company and ICON have filed dismissals of their respective lawsuits against each other. This settlement and dismissals cleared the previous contingent liability claim of $8.1 million against the Company following a trial in November 2005 in Salt Lake City, and ICON granted the Company use of certain intellectual property for the Company’s use in product development and enhancement valued at $18.3 million.

In October 2006, the Company filed a complaint in the Superior Court for Clark County, Washington against Gately’s LLC seeking damages in the amount of $5.1 million plus interest, attorney’s fees and costs, for collection of outstanding accounts receivable for product purchased by Gately’s. This case has been dismissed and refiled by the Company in state court in Boulder County, Colorado. In its answer to the complaint, Gately’s has asserted defenses to payment and counterclaims against the Company in an unspecified amount. In September 2007, Gately’s filed a petition for bankruptcy which has stayed the litigation in Colorado. In September 2007, as a result of the bankruptcy filing, the Company reserved the remaining $4.8 million of this receivable.

On October 17, 2007 the Company entered into a series of agreements (the “Land America Agreements”) under which the Company or its wholly-owned subsidiaries were to acquire or lease substantially all of the assets of Land America Health & Fitness Co. Ltd. (“Land America”) and Treuriver Investments, Ltd. (“Treuriver”). Land America is primarily engaged in the manufacture of products for the Company in a manufacturing facility located in Xiamen, People’s Republic of China, and Treuriver is Land America’s related trading company. The Land America Agreements were entered into following the exercise, on June 29, 2007, of purchase options set forth in Purchase Option Agreements which the Company entered into on February 1, 2007. The Company had previously paid Land America and Treuriver non-refundable deposits of $18.5 million in connection with the purchase agreements.

On January 19, 2008, the Company gave written notice to Land America and Treuriver exercising its rights to terminate the Land America Agreements on the basis that (i) all of the conditions to closing set forth in the Land America Agreements had not been satisfied or waived, and/or (ii) the Closing (as defined in the Land America Agreements) had not occurred prior to the Termination Date (as defined in the Land America Agreements).

By letter dated January 21, 2008, legal counsel to Land America and Treuriver notified the Company that Land America and Treuriver consider the Company to be in breach of certain duties set forth in the Asset Purchase Agreements and that Land America and Treuriver have incurred unspecified economic damages as a result of such alleged breach.

The Company recorded a $19.4 million charge in general and administrative expenses for the year ended December 31, 2007 for the suspended acquisition of Land America and Treuriver, which includes the non-refundable deposits and costs incurred during due diligence efforts. The Company has $5.0 million remaining in an escrow account at December 31, 2007 related to the acquisition which is included in prepaid expenses. The deposit was returned to the Company in the first quarter of 2008.

On October 29, 2007, Sue Repenning, individually and on behalf of a group of allegedly similarly situated individuals, filed a suit against the Company for violation of the federal Fair Credit and Accurate Transaction Act (“FACTA”). The case, filed in federal court in Cleveland, Ohio, alleges that the Company was not compliant with certain aspects of FACTA as regards the proper display of credit card information for customers who place an order for products on the Company’s website. Plaintiff seeks the statutory penalty set forth in FACTA for each violation which ranges from $100 to $1000 per violation, as well as punitive damages, and attorneys fees and costs.

The case is in the early stages of discovery and has not yet been certified as a class action. The Company denies any liability under FACTA and believes that its procedures and protocols comply with applicable law, including FACTA and further denies that the case is certifiable as a class action. The Company is vigorously defending the matter.

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

15. SUPPLEMENTARY INFORMATION—QUARTERLY RESULTS OF OPERATIONS (unaudited)

In the fourth quarter of 2007, Nautilus, Inc. management committed to a plan to sell the operations of Pearl Izumi. Within the next year, the Company expects to sell Pearl Izumi and accordingly all assets and liabilities and results of operations associated with these assets have been presented in the consolidated financial statements as discontinued operations. As such, the assets and liabilities and results of operations associated with Pearl Izumi are separated and included as discontinued operations in each of the quarterly periods presented below.

The following table summarizes Company’s unaudited quarterly financial data for the past two years ended December 31:

	QUARTER ENDED
(In thousands except per share)	March 31	June 30	September 30	December 31	Total
2007:
Net sales	$136,973	$102,534	$115,257	$146,707	$501,471
Gross profit	62,515	38,229	43,338	35,280	179,363
Operating income (loss)	755	1,561	(23,247)	(47,681)	(68,612)
Income (loss) from continuing operations	(26)	671	(14,639)	(31,818)	(45,812)
Gain (loss) from discontinued operations, net of tax	2,488	439	1,193	(13,921)	(9,801)
Net income (loss)	2,462	1,110	(13,446)	(45,739)	(55,613)
Net Income (loss) per share:
Basic	0.08	0.04	(0.43)	(1.45)	(1.76)
Diluted	0.08	0.04	(0.43)	(1.45)	(1.76)
2006:
Net sales	$165,557	$123,781	$142,841	$185,092	$617,271
Gross profit	69,577	53,439	63,602	79,760	266,378
Operating income	5,900	273	9,136	19,448	34,758
Income from continuing operations	2,405	1,701	8,148	12,666	24,920
Gain (loss) from discontinued operations, net of tax	2,796	(30)	1,228	186	4,180
Net income	5,201	1,671	9,376	12,852	29,100
Net Income per share:
Basic	0.16	0.05	0.29	0.41	0.90
Diluted	0.16	0.05	0.29	0.41	0.90

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Disclosure Controls and Procedures

As of December 31, 2007, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007 that our disclosure controls and procedures were effective.

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

Management’s Assessment

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 as a result of a material weakness in internal controls as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of the Company’s consolidated financial statements for the quarter and year ended December 31, 2007, and the related audit by the Company’s independent auditors, the Company and its auditors determined that the Company had one internal control deficiency that constituted a “material weakness” as defined by the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5.

Management determined the controls around the review of significant non-routine transactions and the review of significant management estimates and reserves did not operate effectively, resulting in audit adjustments to the 2007 consolidated financial statements. These deficiencies, if left unremediated, could result in the failure to prevent or detect a material misstatement in the Company’s consolidated financial statements.

Remediation Efforts on the Internal Controls Surrounding Management’s Review of Significant Non-Routine Transactions and Review of Significant Estimates and Reserves.

The following remedial actions have or will be undertaken to address the material weakness in the controls around the review of significant non-routine transactions and the review of significant management estimates and reserves:

•	Key positions of the accounting department are in the process of being filled, including the Corporate Controller.

•	Additional training will be provided to accounting personnel for specific technical areas of high risk.

•	Key accounting and finance personnel will be assigned to perform monthly review of all significant non-routine transactions and significant management estimates and reserves.

Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of control effectiveness to future periods are subject to risk. The Company’s internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP an independent registered public accounting firm, as stated in their report that is included below.

Changes In Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter of fiscal 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nautilus, Inc.

Vancouver, Washington

We have audited Nautilus, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: Management determined the controls around the review of significant non-routine transactions and the review of significant management estimates and reserves did not operate effectively. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007, of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007.

DELOITTE & TOUCHE LLP

Portland, Oregon

March 17, 2008

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is included under the captions Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officers and Information Concerning the Board of Directors in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included under the caption Executive Compensation in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption Stock Ownership in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Information Concerning the Board of Directors in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is included under the caption Appointment of Registered Independent Public Accounting Firm for 2008 in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

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

(a)(3) Exhibit Index

See the Exhibit Index beginning on page 59 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2008	NAUTILUS, INC.

	By:	/S/ ROBERT S. FALCONE
Robert S. Falcone, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2008.

Signature	Title

* Edward J. Bramson	Chairman

/S/ ROBERT S. FALCONE Robert S. Falcone	Chief Executive Officer and President (Principal Executive Officer)

/S/ WILLIAM D. MEADOWCROFT William D. Meadowcroft	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

* Ronald P. Badie	Director

* Gerard L. Eastman	Director

* Richard A. Horn	Director

* Marvin G. Siegert	Director

* Michael A. Stein	Director

*By:	/S/ WILLIAM D. MEADOWCROFT	March 17, 2008
William D. Meadowcroft Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Purchase Agreement dated as of February 15, 2008 by and among the Company, DashAmerica, Inc. d/b/a/ Pearl Izumi USA, Inc. and Shimano American Corporation – Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K as filed with the Commission on February 22, 2008.

3.1	Articles of Incorporation, as Amended – Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Company’s Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

3.2	Amendment to Articles of Incorporation – Incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000, as filed with the Commission on August 10, 2000.

3.3	Amendment to Articles of Incorporation– Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 14, 2002.

3.4	Amendment to Articles of Incorporation – Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 14, 2005.

3.5	Amended and Restated Bylaws – Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on April 5, 2005.

3.6	Amendment to Amended and Restated Bylaws of the Company – Incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K, as filed with the Commission on January 31, 2007.

10.1*	Company Stock Option Plan, as amended – Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

10.2*	Amendment to Company Stock Option Plan – Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000, as filed with the Commission on August 10, 2000.

10.3*	Company 2005 Long-Term Incentive Plan – Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on June 10, 2005.

10.4*	First Amendment to the Company 2005 Long-Term Incentive Plan – Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006, as filed with the Commission on November 9, 2006.

10.5*	Form of Employee Incentive Stock Option Agreement under the Company Stock Option Plan – Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 16, 2005.

10.6*	Form of Nonstatutory Stock Option Agreement under the Company Stock Option Plan – Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 16, 2005.

10.7*	Form of Nonstatutory Stock Option Agreement – Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K, as filed with the Commission on July 29, 2005.

10.8*	Form of Non-Employee Director Nonstatutory Stock Option Agreement – Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K, as filed with the Commission on August 19, 2005.

Exhibit No.	Description
10.9*	Executive Employment Agreement, dated January 14, 2004, by and between the Company and Darryl Thomas – Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 16, 2005.

10.10*	Executive Employment Agreement, dated March 31, 2005, by and between the Company and William D. Meadowcroft – Incorporated by reference to Exhibit 99.2 to the Company’s amended Current Report on Form 8-K/A, as filed with the Commission on April 6, 2005.

10.11*	Executive Employment Agreement, dated June 30, 2005, by and between the Company and Juergen Eckmann – Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on March 16, 2006.

10.12*	Executive Employment Agreement, dated October 17, 2007, by and between the Company and Robert S. Falcone. Incorporated by reference to the Company’s Current Report of Form 8-K, as filed with the Commission on October 23, 2007.

10.13*	Amendment to Executive Employment Agreement, dated December 31, 2007, by and between the Company and Robert S. Falcone.

10.14*	2006 Equity Compensation of Executive Officers – Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 2, 2006.

10.17*	2007 Compensation of Executive Officers – Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on January 31, 2007.

10.18*	2006 Amendment to Compensation Package for Non-employee Directors – Incorporated by reference to the Company’s Form 8-K, as filed with the Commission on May 12, 2006.

10.19*	2007 Amendment to Compensation Package for Non-employee Directors – Incorporated by reference to the Company’s Form 8-K, as filed with the Commission on October 29, 2007.

10.20*	Summary of 2006 Bonus Plan – Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 2, 2006.

10.21*	Summary of Pearl Izumi Retention Bonus Plan – Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on October 29, 2007.

10.22*	Form of Performance Unit Agreement – Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2006, as filed with the Commission on August 9, 2006.

10.23*	Summary of Performance Unit Award – Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006, as filed with the Commission on November 9, 2006.

10.24	Trademark License Agreement, dated September 20, 2001, by and between Pacific Direct, LLC and the Company – Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2001, as filed with the Commission on November 14, 2001.

10.25	License Agreement, dated April 26, 1999, as amended, between the Company and Gary D. Piaget – Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004.

10.26	Lease Agreement, dated November 23, 2004, between Columbia Tech Center LLC and the Company – Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, as filed with the Commission on November 30, 2004.

Exhibit No.	Description
10.27	Third Amended and Restated Merchant Agreement, dated January 17, 2005, between the Company and Household Bank (SB), N.A. – Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the Commission on January 21, 2005.

10.28	Loan and Security Agreement, dated January 16, 2008, by and among the Company, Nautilus International, S.A. and Bank of America N.A., the lead agent.

10.29	Forbearance Agreement, dated February 15, 2008, by and among the Company, Nautilus International, S.A. and Bank of America N.A., the lead agent under the Loan and Security Agreement, dated January 16, 2008.

10.30	First Amendment to Loan and Security Agreement and Waiver, dated February 29, 2008, by and among the Company, Nautilus International, S.A. and Bank of America N.A., the lead agent.

10.31	Supply Agreement, dated June 30, 2006, with Action Fast Associates Limited, Land America Health and Fitness Co., LTD, and Xiamen World Gear Sporting Goods, LTD. [Confidential treatment has been requested for certain portions of this exhibit.] – Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2006, as filed with the Commission on August 9, 2006.

10.32	Purchase Option Agreement, dated January 31, 2007, by and between the Company and Treuriver Investments Limited – Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report for the year ended December 31, 2006 filed with the Commission on March 16, 2007. [Confidential treatment has been requested for certain portions of this exhibit.]

10.33	Purchase Option Agreement, dated January 31, 2007, by and between the Company and Land America Health & Fitness Co., Ltd. Incorporated by reference to Exhibit 10.37 of the Company’s Annual Report for the year ended December 31, 2006 filed with the Commission on March 16, 2007. [Confidential treatment has been requested for certain portions of this exhibit.]

10.34	Asset Purchase Agreement dated as of October 17, 2007 by and among Nautilus, Inc., Land America Health & Fitness Co., LTD., Michael C. Bruno and Yang Lin Qing – Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the three months ended October 31, 2007 as filed with the Commission on November 9, 2007.

10.35	Asset Purchase Agreement dated as of October 17, 2007 by and among Nautilus, Inc., Treuriver Investments Limited, Michael C. Bruno and Yang Lin Qing – Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the three months ended October 31, 2007 as filed with the Commission on November 9, 2007.

10.36	First Amendment to Escrow Agreement dated as of October 17, 2007 by and among Nautilus, Inc., Treuriver Investments Limited, Michael C. Bruno and U.S. Bank National Association, as Escrow Agent – Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the three months ended October 31, 2007 as filed with the Commission on November 9, 2007.

10.37	Post-Closing Audit Agreement dated as of October 17, 2007 by and among Nautilus, Inc., Land America Health & Fitness Co., LTD., Michael C. Bruno and Yang Lin Qing - Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q as filed with the Commission on November 9, 2007.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract, compensatory agreement or arrangement, in which the Company’s directors or executive officers may participate.