Form 10-Q
period 2008-03-31
NAUTILUS, INC.
filed 2008-05-12
CIK 1078207

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-Accelerated Filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Number of shares of issuer’s common stock outstanding as of April 30, 2008: 31,557,136

NAUTILUS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NAUTILUS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,254	$7,911
Trade receivables (net of allowance for doubtful accounts of $4,112 and $4,490 at March 31, 2008 and December 31, 2007, respectively)	74,416	88,311
Inventories, net	66,018	58,910
Prepaid expenses and other current assets	8,903	13,759
Income taxes receivable	8,802	11,382
Assets of discontinued operations	79,249	73,771
Assets held for sale	1,677	1,677
Short-term note receivable	—	2,384
Deferred tax assets	8,086	18,615

Total current assets	257,405	276,720
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $61,548 and $59,673 on March 31, 2008 and December 31, 2007, respectively	41,420	42,291
GOODWILL	32,622	32,743
OTHER INTANGIBLES AND OTHER ASSETS, net	50,928	39,086

TOTAL ASSETS	$382,375	$390,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$47,594	$43,993
Accrued liabilities	44,121	37,318
Short-term borrowings	63,155	79,000
Income taxes payable	311	283
Customer deposits	3,381	2,925
Liabilities of discontinued operations	16,750	15,867

Total current liabilities	175,312	179,386
NON-CURRENT LIABILITIES	7,329	6,919
NON-CURRENT DEFERRED TAX LIABILITIES	3,317	5,123
LONG-TERM TAXES PAYABLE	3,436	2,958
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock – no par value, 75,000 shares authorized, 31,557 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	5,753	4,346
Retained earnings	178,661	185,021
Accumulated other comprehensive income	8,567	7,087

Total stockholders’ equity	192,981	196,454

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$382,375	$390,840

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
NET SALES	$129,601	$136,973
COST OF SALES	73,676	74,458

Gross profit	55,925	62,515

OPERATING EXPENSES:
Selling and marketing	42,230	47,562
General and administrative	19,810	11,410
Research and development	2,205	2,787

Total operating expenses	64,245	61,759

OPERATING INCOME (LOSS)	(8,320)	756
OTHER INCOME (EXPENSE):
Interest income	79	70
Interest expense	(1,237)	(880)
Other income, net	43	95

Total other income (expense)	(1,115)	(715)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(9,435)	41
INCOME TAX EXPENSE (BENEFIT)	(2,554)	50

LOSS FROM CONTINUING OPERATIONS	(6,881)	(9)
DISCONTINUED OPERATIONS:
Income from discontinued operations	2,376	3,980
Income tax expense from discontinued operations	1,855	1,507

INCOME FROM DISCONTINUED OPERATIONS, net of tax	521	2,473

NET INCOME (LOSS)	$(6,360)	$2,464

EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
BASIC	$(0.22)	$0.00
DILUTED	$(0.22)	$0.00
EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:
BASIC	$0.02	$0.08
DILUTED	$0.02	$0.08
EARNINGS (LOSS) PER SHARE:
BASIC	$(0.20)	$0.08
DILUTED	$(0.20)	$0.08
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	31,557	31,508
DILUTED	31,557	31,729

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,360)	$2,464
Income from discontinued operations	521	2,473

Loss from continuing operations	(6,881)	(9)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,848	3,451
Share-based compensation	1,469	704
(Gain) loss on sale of property, plant and equipment	37	(16)
Excess tax benefit from exercise of employee stock options	—	(95)
Deferred income taxes	8,666	(5,945)
Foreign currency transaction gain	(58)	(6)
Changes in assets and liabilities:
Trade receivables	16,157	45,861
Inventories	(5,866)	(14,536)
Prepaid expenses and other current assets	(60)	(1,352)
Other assets	(891)	—
Income taxes receivable	(8,872)	—
Trade payables	3,393	(7,441)
Income taxes payable	494	(2,430)
Accrued liabilities	6,150	(4,685)
Customer deposits	406	(338)

Net cash provided by operating activities of continuing operations	17,992	13,163
Net cash provided by (used in) operating activities of discontinued operations	(3,819)	2,620

Net cash provided by operating activities	14,173	15,783

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,589)	(2,082)
Proceeds from sale of property, plant and equipment	57	16
Refund of Land America acquisition escrow deposit	5,000	—
Net increase in other intangibles and other assets	(285)	(235)
Net (increase) decrease in notes receivable	2,384	(139)

Net cash provided by (used in) investing activities from continuing operations	5,567	(2,440)
Net cash used in investing activities from discontinued operations	(24)	(224)

Net cash provided by (used in) investing activities	5,543	(2,664)

(continued)

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid on common stock	—	(3,156)
Proceeds from exercise of stock options	—	756
Excess tax benefit from exercise of employee stock options	—	95
Net reduction in short-term borrowings	(15,845)	(10,300)

Net cash used in financing activities from continuing operations	(15,845)	(12,605)
Net cash used in financing activities from discontinued operations	(87)	(142)

Net cash used in financing activities	(15,932)	(12,747)

Net effect of foreign currency exchange rate changes	(1,441)	111

Net increase in cash and cash equivalents	2,343	483
Cash and cash equivalents, beginning of period	7,911	4,262

Cash and cash equivalents, end of period	$10,254	$4,745

Supplemental disclosures:
Cash paid for interest	$(833)	$(661)

Cash refunded (paid) for income taxes	$1,697	$(4,048)

SUPPLEMENTAL DISCLOSURE OF OTHER NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued and noncurrent liabilities incurred for software purchase	$1,021	$—

See notes to consolidated financial statements.

(concluded)

NAUTILUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements relate to Nautilus, Inc. and its subsidiaries (“the Company”) as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The financial information included herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

In the fourth quarter of 2007, management committed to a plan to sell our fitness apparel division, DashAmerica, Inc. d/b/a Pearl Izumi USA (“Pearl Izumi”), which designs, markets and sells branded fitness apparel and footwear sold primarily under the Pearl Izumi brand on a global basis. On April 18, 2008, the Company completed the sale of the fitness apparel division. Accordingly, all assets and liabilities and results of operations associated with the fitness apparel division have been presented in the consolidated financial statements as discontinued operations separate from continuing operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). See Note 2 “Discontinued Operations.”

Use of Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in the financial statements. Actual results could differ from those estimates. Our significant estimates can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Revision of Expense Classification – We revised our prior presentation of royalty expense. For all periods presented, we now report royalty expenses related to items manufactured and sold in cost of goods sold. Expenses incurred for preproduction royalties are included in research and development expense. Preproduction royalties represent costs incurred to utilize licensed patent technologies prior to a sellable product being available for manufacture and sale. We have concluded that the effect of these misstatements did not materially impact any previously issued financial statements, however we have revised prior period comparative information presented herein in order to present such information on a consistent basis.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement was effective as of January 1, 2008. The adoption of SFAS No. 159 had no impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 had no impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in its financial statements. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is in the process of analyzing the impact of SFAS No. 141(R) on its financial statements.

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

2. DISCONTINUED OPERATIONS

On April 18, 2008 the Company completed the sale of its fitness apparel division. The assets and liabilities and results of operations of the fitness apparel division have been presented separately in the consolidated financial statements as discontinued operations.

Revenues, income before income taxes, income tax expense and income from discontinued operations were as follows:

	Three months ended March 31,
(In thousands)	2008	2007
Revenue	$24,369	$21,866

Income before income taxes	$2,376	$3,980
Income tax expense	1,855	1,507

Income from discontinued operations	$521	$2,473

Income from discontinued operations includes a pre-tax impairment charge of $2.6 million in the quarter ended March 31, 2008, to reduce the carrying value of the net assets of the discontinued operations to the net proceeds from the sale. No costs associated with exit or disposal activities as contemplated by SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities have been recorded.

Assets and liabilities of the fitness apparel division have been segregated and presented as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented. Depreciation and amortization related to assets held for sale ceased as of December 15, 2007. Assets and liabilities for the discontinued operations were as follows:

(In thousands)	March 31, 2008	December 31, 2007
Current assets	$36,701	$28,660
Property and equipment, net	1,456	1,411
Goodwill	17,134	19,743
Intangible and other assets	23,958	23,957

Assets of discontinued operations	$79,249	$73,771

Current liabilities	$6,167	$5,332
Current portion of long-term debt	454	447
Long-term debt excluding current portion	3,704	3,797
Noncurrent deferred tax liabilities	6,425	6,291

Liabilities of discontinued operations	$16,750	$15,867

3. STOCKHOLDERS’ EQUITY

Stock Options

A summary of the Company’s stock option plan activity is as follows:

(in thousands, except exercise price)	Total Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,804	$13.54
Granted	759	4.15
Forfeited or cancelled	(103)	15.51
Expired	(61)	20.69
Exercised	—	0.00		$0

Outstanding at March 31, 2008	3,399	$11.25	3.98	$0

Vested and expected to vest at March 31, 2008	2,395	$11.53	3.36	$0

Exercisable at March 31, 2008	1,738	$12.56	2.53	$0

The fair value of the Company’s equity awards was estimated utilizing the following assumptions:

	Three Months Ended March 31,
	2008	2007
Expected Life (years)	4.8	4.8
Risk-free interest rate	2.9%	4.6%
Dividend yield	0%	2.5%
Expected volatility	52%	43%

The weighted average grant-date fair value of stock options granted was $1.91 per share for stock options granted in the first three months of 2008. The total fair value of options vested during the first three months of 2008 was $65,000. The total unrecognized compensation cost related to nonvested options was $4.5 million at March 31, 2008. This cost is expected to be recognized over a weighted-average period of 2.65 years.

During the first quarter of 2008, the Company accelerated vesting on stock options related to the termination of the former Chief Executive Officer and incurred $1.0 million of shared based compensation charges which are recorded in general and administrative expenses.

In the fourth quarter of 2007, the Board of Directors suspended the payment of quarterly dividends. Payment of any future dividends is at the discretion of our Board of Directors, which considers various factors such as our financial condition, operating results, current and anticipated cash needs and future expansion plans. The Company’s loan agreement contains covenants that include limitations on paying dividends when certain ratios are not met. Based on the covenants, the Company is currently precluded from paying dividends.

Performance Units

A summary of the Company’s performance unit activity is as follows:

(in thousands, except fair value amounts)	Performance Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	48	$15.68
Granted	—	—
Forfeited or cancelled	(3)	15.83
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2008	45	$15.68

At March 31, 2008 and 2007 there was approximately $0.7 million and $3.6 million, respectively, of total unrecognized share-based compensation cost related to performance units with intrinsic value of $0.1 million and $0, respectively. None of the performance units were vested at March 31, 2008 and 2007. The Company recorded compensation expense of $0 and $37,000 related to the performance unit awards in the three-month periods ended March 31, 2008 and March 31, 2007, respectively.

Restricted Stock

A summary of the Company’s restricted stock activity is as follows:

(In thousands, except fair value amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	266	$9.23
Awarded	—	—
Vested	—	—
Forfeited	(34)	9.23

Outstanding at March 31, 2008 (1)	232	$9.23

(1)	Outstanding awards of restricted stock are all nonvested at March 31, 2008.

Restricted stock compensation expense for the three months ended March 31, 2008 was $0.1 million. At March 31, 2008, unrecognized cost related to restricted stock totaled approximately $0.8 million and is expected to be recognized over a weighted average period of 1.37 years. The restricted stock had an intrinsic value of $0.8 million at March 31, 2008. There was not any restricted stock issued and outstanding at March 31, 2007.

4. INVENTORIES

Inventories consisted of the following:

(in thousands)	March 31, 2008	December 31, 2007
Finished goods	$46,090	$39,143
Work-in-process	1,501	1,261
Parts and components	8,084	8,422
Raw materials	10,343	10,084

Inventories	$66,018	$58,910

Inventories are stated at the lower of cost or market. The Company evaluates the need for inventory valuation adjustments associated with obsolete, slow-moving and not saleable inventory by reviewing current transactions and forecasted product demand on a monthly basis.

5. OTHER INTANGIBLES AND OTHER ASSETS

Intangible and other assets, exclusive of goodwill, consisted of the following:

(in thousands)	Estimated Useful Life (in years)	March 31, 2008	December 31, 2007
Intangible assets:
Indefinite life trademarks	N/A	$17,519	$17,519
Patents	1 to 16	23,195	23,007
Non-compete agreements	3	1,879	1,957

Total intangible assets		42,593	42,483
Accumulated amortization:
Patents		(3,365)	(2,826)
Non-compete agreements		(1,826)	(1,740)

Total accumulated amortization		(5,191)	(4,566)

Intangible assets, net		37,402	37,917
Other assets		2,073	1,169
Long-term income taxes receivable		11,453	—

Intangible and other assets, net		$50,928	$39,086

Identifiable intangible assets such as license agreements, patents, and trademarks are recorded at cost, or when acquired as part of a business combination, at estimated fair value and are amortized straight-line over the period they are expected to provide the Company with economic benefit. The amortization expense for the next five full succeeding years is estimated at $3.0 million, $2.8 million, $2.8 million, $2.8 million and $2.8 million.

The Company recorded a long-term receivable related to income tax refunds the Company anticipates claiming in the second quarter of 2009, due to anticipated tax losses in 2008, primarily related to certain payments made to Land America (see Note 10) in 2007 and 2008, that can offset taxable income from earlier years.

6. ACCRUED LIABILITIES

The significant accrued liabilities were estimated warranty costs of $17.6 million and $18.3 million at March 31, 2008 and December 31, 2007, respectively and accrued payroll liabilities, including severance and benefits of $5.4 million and $6.3 million at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008 the Company accrued $8.0 million for the settlement of claims associated with the termination of the purchase agreement with Land America.

7. LINE OF CREDIT AND OTHER DEBT

On January 16, 2008 the Company and its subsidiary Nautilus International S.A. entered into a Loan and Security Agreement (the “Loan Agreement”) with Bank of America N.A., as agent for the lenders party thereto, providing for a $100 million revolving secured credit line including a secured term loan in the principal amount of $18.5 million. The Loan Agreement will be available for letters of credit, working capital and general business purposes, including acquisition financing. On February 29, 2008, the Company entered into the First Amendment to the Loan Agreement which modified minimum Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) covenants, revised the exclusion of certain non-cash charges and unusual expense items from the calculation of EBITDA, and reduced the maximum aggregate revolving commitments of the lenders thereunder to $70 million concurrent with completion of the sale of the Company’s fitness apparel division, which amount may be increased under certain circumstances to $95 million.

On March 31, 2008, the Company entered into a Second Amendment to Loan Agreement (the “Second Amendment”) in respect of the Loan Agreement. Pursuant to the Second Amendment, the Company extended the maturity date of the term loan outstanding under the Loan Agreement to the earlier to occur of (i) April 30, 2008, (ii) the consummation of a sale of the Company’s fitness apparel division or (iii) the consummation of a financing pursuant to which a third party takes a first priority lien in certain intellectual property assets of the Company. In connection with, and pursuant to the Second Amendment the Company also repaid $3 million of principal amount outstanding under the term loan. At March 31, 2008, the Company had $63.2 million of borrowings outstanding on the Loan Agreement.

The Company completed the sale of the fitness apparel division on April 18, 2008 and received net cash proceeds of $58.4 million. Upon receipt of these proceeds, the Company paid off all amounts then outstanding under the Loan Agreement.

On May 5, 2008, the Company entered into a Third Amendment to the Loan Agreement (“Third Amendment”). Pursuant to the Third Amendment, the lenders consented to the repurchase by the Company of up to $10.0 million of its common stock. In addition, the Third Amendment made modifications to the definition of “EBITDA,” including the exclusion of amounts payable under the Land America settlement agreement and certain other items from the calculation of “EBITDA” for the purposes of the Loan Agreement.

8. COMPREHENSIVE INCOME (LOSS)

Accounts of the Company’s foreign operations are measured using the local currency as the functional currency. These accounts are then translated into U.S. dollars using the current rate method with translation gains and losses accumulated as the comprehensive income component of stockholders’ equity. Transaction gains or losses incurred by conducting business in other currencies are recorded as part of other income/expense in the Consolidated Statements of Operations.

Comprehensive income (loss) was as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Net income (loss)	$(6,360)	$2,464
Foreign currency translation adjustments	1,481	299

Comprehensive income (loss)	$(4,879)	$2,763

9. EARNINGS PER SHARE

The calculation of the number of outstanding shares is as follows:

	Three months ended March 31,
(in thousands, except per share amounts)	2008	2007
Basic shares outstanding	31,557	31,508
Dilutive effect of restricted stock*	—	221

Diluted shares outstanding	31,557	31,729

Antidilutive stock options and awards *	3,285	1,803

Net income (loss)	$(6,360)	$2,464

Earnings (loss) per share:
Basic	$(0.20)	$0.08
Diluted	$(0.20)	$0.08

*	Stock options and awards not included in the calculation of diluted earnings per share because they would be antidilutive.

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

Land America

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

By letter dated January 21, 2008, legal counsel to Land America and Treuriver notified the Company that Land America and Treuriver consider the Company to be in breach of certain duties set forth in the Asset Purchase Agreements and that Land America and Treuriver had incurred economic damages as a result of such alleged breach.

On May 5, 2008, the Company, Land America and Treuriver entered into a settlement agreement providing for the release of all claims arising out of or related to the termination of the Land America Agreements. Pursuant to this settlement agreement, the Company has agreed to pay a total of $8.0 million to Land America and Treuriver. In addition, the Company and Land America entered into a revised supply agreement that extends the relationship by one year to December 31, 2010.

FACTA Litigation

On October 29, 2007, Sue Repenning, individually and on behalf of a group of allegedly similarly situated individuals, filed a suit against the Company for violation of the Federal Fair Credit and Accurate Transaction Act (“FACTA”). The case, filed in federal court in Cleveland, Ohio, alleges that the Company was not compliant with certain aspects of FACTA as regards the proper display of credit card information for customers who place an order for products on the Company’s website. Plaintiff seeks the statutory penalty set forth in FACTA for each violation which ranges from $100 to $1,000 per violation, as well as punitive damages, and attorneys fees and costs.

The case is in the early stages of discovery and has not yet been certified as a class action. The Company denies any liability under FACTA and believes that its procedures and protocols comply with applicable law, including FACTA and further denies that the case is certifiable as a class action. The case recently transferred from federal court in Cleveland, Ohio to Seattle, Washington. The Company is and will continue to vigorously defending the matter.

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

Guarantees and Commitments

At March 31, 2008, the Company had approximately $0.3 million in outstanding commercial letters of credit expiring through December 31, 2008.

The Company has long lead times for inventory purchases and therefore needs to secure factory capacity from its vendors in advance. At March 31, 2008, the Company had approximately $45.5 million in purchase obligations, all of which was for inventory purchases.

11. REPORTABLE SEGMENTS AND RELATED INFORMATION

The Company’s operating segments are evidence of the structure of the Company’s internal organization and are organized to allow focus on specific business opportunities in the Company’s worldwide market place. The Company’s business segments are Fitness Equipment Business, and International Equipment Business. Accounting policies used by each segment are the same as those disclosed in Note 1 to the Company’s Annual Report on Form 10-K. In February 2008, the Company entered into an agreement to sell its fitness apparel division and completed the sale in the second quarter of 2008. Accordingly all assets and liabilities and results of operations associated with this division have been presented in the consolidated financial statements as discontinued operations and are not included in the segment information below.

The Fitness Equipment Business is responsible for the design, production, marketing and sale of branded fitness equipment sold under the Nautilus, Bowflex, Schwinn Fitness and Stairmaster brand names and is responsible for servicing customers within North and South America.

The International Equipment Business is responsible for the marketing and sale of branded fitness equipment sold under the Nautilus, Bowflex, Schwinn Fitness and Stairmaster brand names and is responsible for servicing customers outside of North and South America.

Net sales from external customers for the Company’s consolidated operations were as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Fitness Equipment Business	$112,006	$120,400
International Equipment Business	17,595	16,573

Net sales	$129,601	$136,973

Gross profit for the Company’s operations was as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Fitness Equipment Business	$51,537	$57,362
International Equipment Business	4,388	5,153

Gross profit	$55,925	$62,515

Total assets from the Company’s operating segments were as follows:

(in thousands)	March 31, 2008	December 31, 2007
Fitness Equipment Business	$340,369	$346,268
International Equipment Business	42,006	44,572

Total Assets	$382,375	$390,840

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or conditions, including any statements regarding anticipated sales growth across markets, distribution channels, and product categories, expenses and gross margins, expense as a percentage of revenue, anticipated earnings, new product introductions, future capital expenditures, anticipated tax benefits, financing and working capital requirements and resources. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in our most recent Annual Report on Form 10-K. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

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

SUMMARY OF THE FIRST QUARTER 2008 RESULTS

Net sales for the first quarter of 2008 were $129.6 million, compared to $137.0 million in the same quarter of 2007, a decrease of $7.4 million or 5.4%. Gross profit margins decreased to 43.2% in the first quarter of 2008, compared to 45.6% in the same quarter of 2007, as a result of changes in product and channel mix and lower sales volume in our North America markets along with a sale of close-out equipment during the quarter. The decrease in sales is primarily due to a soft North American market for home exercise equipment which led to decreased sales across all channels, but primarily in our rod-based products in the direct and retail channels, offset by increased sales of the Revolution products in the Direct Channel.

Operating expenses for the first quarter of 2008 were $64.2 million compared to $61.8 million in the same quarter of the prior year, an increase of 4.0%. The increase in operating expenses is primarily due to the Company’s agreement to make an $8.0 million payment in the second quarter as settlement of all claims arising out of or related to the termination of the agreement to purchase the Land America manufacturing facility in China. In addition, the Company incurred $2.4 million of termination costs in the first quarter of 2008 related to the departure of our former CEO. These expenses were partially offset by reduced costs as a result of our ongoing restructuring activities.

In April 2008, the Company completed the sale of its fitness apparel division. Accordingly, the results of operations associated with that division have been presented in the consolidated financial statements as discontinued operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

The following tables present certain consolidated financial data as a percentage of net sales and statement of operations data comparing results for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(in thousands)	2008	% of net sales	2007	% of net sales	$ change	% change
Net sales	$129,601	100.0%	$136,973	100.0%	$(7,372)	(5.4)%
Cost of sales	73,676	56.8%	74,458	54.4%	(782)	(1.1)%

Gross profit	55,925	43.2%	62,515	45.6%	(6,590)	(10.5)%
Operating expenses:
Selling and marketing	42,230	32.6%	47,562	34.7%	(5,332)	(11.2)%
General and administrative	19,810	15.3%	11,410	8.3%	8,400	73.6%
Research and development	2,205	1.7%	2,787	2.0%	(582)	(20.9)%

Total operating expenses	64,245	49.6%	61,759	45.1%	2,486	4.0%

Operating income (loss)	(8,320)	(6.4)%	756	0.6%	(9,076)	(1,200.5)%
Other Income (Expense):
Interest income	79	0.1%	70	0.1%	9	12.9%
Interest expense	(1,237)	(1.0)%	(880)	(0.6)%	(357)	40.6%
Other income, net	43	0.0%	95	0.1%	(52)	(54.7)%

Total other income (expense)	(1,115)	(0.9)%	(715)	(0.5)%	(400)	55.9%

Income (loss) from continuing operations before income taxes	(9,435)	(7.3)%	41	0%	(9,476)	(23,112.2)%
Income tax expense (benefit)	(2,554)	(2.0)%	50	0%	(2,604)	(5,208.0)%

Loss from continuing operations	(6,881)	(5.3)%	(9)	0%	(6,872)	76,355.6%

Discontinued operations:
Income from discontinued operations	2,376		3,980		(1,604)	(40.3)%
Income tax expense from discontinued operations	1,855		1,507		348	23.1%

Income from discontinued operations, net of tax	521		2,473		(1,952)	(78.9)%

Net income (loss)	$(6,360)		$2,464		$(8,824)	(358.1)%

Net Sales

Fitness Equipment Business - The fitness equipment business designs, produces, markets and sells fitness products sold under the Nautilus, Bowflex, Schwinn Fitness, and StairMaster brand names. Our fitness equipment is marketed and sold through the direct, commercial, and retail channels of distribution located in North and South America. Total net sales for the Fitness Equipment Business were $112.0 million in the first quarter of 2008 compared to $120.4 million in the same period of 2007, a decrease of $8.4 million or 7.0%. The Company is operating in an uncertain consumer environment that we believe is contributing to softer domestic sales and that we expect will continue in the second quarter. Specific channel net sales information is detailed below:

In the direct channel, net sales declined 6.1% to $69.4 million compared to $73.9 million in the first quarter of 2007. Sales in the direct channel consist of our Bowflex branded products and primarily include our rod-based home gyms, TreadClimber products, SelectTech dumbbells, and the Bowflex Revolution. The decrease in net sales was primarily the result of declines in the sales of rod-based home gyms and the home version of TreadClimbers offset by increases in sales of the Revolution and SelectTech product lines. The decline in rod-based home gym sales are partially explained by a decrease in advertising dollars in the first quarter of 2008 along with a reduction in promotion (discount) activity compared to the prior year.

TreadClimber revenue was adversely impacted by less efficient marketing activity due to the use of aged advertisements. In addition, sales of TreadClimber products in the first quarter of 2007 were affected by a lack of product availability in the fourth quarter of 2006 which led to higher shipments in the first quarter of 2007. The introduction of the Revo XP and an increase in advertising helped drive growth in Revolution and SelectTech revenue. In addition, the Revolution product lines received additional consumer financing support during the first quarter of 2008 which allowed more customers to qualify for financing of this product in the form of higher credit lines at higher costs to the Company.

In the retail channel, net sales decreased to $25.2 million as compared to $27.6 million last year, or 8.7%. Sales in this channel are primarily to various sporting good stores, warehouse clubs, department stores, fitness retail stores and independent bicycle dealers that typically sell health club-quality equipment to the end consumer for home and small business use. The decline in this channel was mainly due to softness in the consumer retail market for home fitness equipment and a scale back in rod-based gyms and other products offered in the retail channel offset by increased sales of our SelectTech 552 products and Schwinn branded indoor bikes and elliptical products.

In the commercial channel, net sales declined 10.4% to $16.3 million in the first quarter of 2008 compared to $18.2 million in the same period of 2007. Sales in this channel primarily constitute those to commercial dealers, health clubs, hotels and living complexes. Sales declined in the first quarter of 2008 primarily due to the decision to suspend sales of the commercial TreadClimber products due to durability issues. In addition, sales declined slightly in the Stairmaster product lines of steppers and stepmills from the prior year. The Company launched the Nautilus One product line in the third quarter of 2007 which added revenue in the first quarter of 2008 along with other increases in strength product lines.

Royalty income represents the revenue the Company receives for licensing certain owned patents, trademarks and brands to other companies. Royalty income increased to $1.1 million in the first quarter of 2008 compared to $0.7 million in the same period of 2007. The increase is a result of having more companies utilize our patents and trademarks.

International Equipment Business Net sales from the International Equipment Business were $17.6 million in the first quarter of 2008 compared to $16.6 million in the same period of 2007, an increase of $1.0 million or 6.0%. The International Equipment Business represents sales outside of the Americas and consists primarily of commercial and retail sales. The increase is due to international currencies (primarily the Euro) strengthening significantly compared to the US Dollar compared to the prior year quarter.

Gross Profit

As a result of lower net sales and lower gross margins, total gross profit was $55.9 million in the first quarter of 2008 compared to $62.5 million in the same period of 2007, a decrease of $6.6 million or 10.5%. As a percentage of net sales, gross profit margin decreased to 43.2% in the first quarter of 2008 compared to 45.6% in the comparable period of 2007.

Fitness Equipment Business Gross profit for the Fitness Equipment Business decreased primarily as a result of lower sales of $51.5 million in the first quarter of 2008 compared to $57.4 million in the same period of 2007. As a percentage of net sales, gross profit margins decreased to 46.0% in the first quarter of 2008 compared to 47.6% in the comparable period of 2007. The decrease in gross profit is primarily attributed to increases in warranty expense and inventory reserves related to commercial cardio products of $0.9 million; a sale of closeout equipment below cost and additional freight charges delivering backordered F3 commercial strength products throughout the quarter. These items were offset by decreases in labor costs related to restructuring activities completed during 2007 and other decreases in variable costs due to the decrease in volume of sales. During 2007 and the first quarter of 2008, the Company’s gross margins benefited from rebates payable under our Supply Agreement with Land America. As a result of the termination of the agreement to purchase the Land America assets, those rebates will not be available in the future. The negative impact on gross margin resulting from termination of the rebates will depend on the volume of future purchases from Land America.

During 2007, the Company reclassified royalty expense related to products sold into cost of goods sold. Royalty expense was previously reported as a separate line within operating expenses for those products utilizing a licensed patented technology. The reclassification was made for all periods presented. Royalty expense of $1.3 and $1.1 million for the quarters ended March 31, 2008 and 2007, respectively is included in cost of sales.

International Equipment Business Gross profit for the International Equipment Business was $4.4 million in the first quarter of 2008 compared to $5.2 million in the same period of 2007, a decrease of $0.8 million or 14.8%. As a percentage of net sales, gross profit margin was 24.9% in the first quarter of 2008 compared to 31.1% in the comparable period of 2007. The decrease in gross profit is primarily attributed to increases in warranty expenses and inventory reserves compared to the prior year as well as sales mix.

Operating Expenses

Selling and Marketing

Selling and marketing expenses were $42.2 million in the first quarter of 2008 compared to $47.6 million in the same period of 2007, a decrease of $5.3 million or 11.2%. The reduction in marketing expense is a result of a $0.9 million decline in personnel costs related to restructuring activities completed during 2007; a $1.2 million decrease in production costs related to new infomercial advertisements created in the first quarter of 2007; and decreases in tradeshow expenses, advertising expenses and commissions as a result of lower sales and management of discretionary costs.

General and Administrative

General and administrative expenses were $19.8 million in the first quarter of 2008 compared to $11.4 million in the same period of 2007, an increase of $8.4 million or 73.6%. The increase is primarily the result of the Company’s agreement to make an $8.0 million payment in settlement of all claims arising out of or related to the termination of the agreement with Land America to purchase their China-based manufacturing assets. In addition, the Company incurred $2.4 million of expense related to the departure of our former Chief Executive Officer. These expenses were partially offset by reductions in personnel costs related to restructuring activities and a reduction in legal expenses. The Company expects to incur additional restructuring related costs in the second quarter of 2008.

Research and Development

Research and development expenses were $2.2 million in the first quarter of 2008 compared to $2.8 million in the same period of 2007, a decrease of $0.6 million or 20.9%. The decrease in research and development expenses was the result of a $0.3 million decrease in personnel expenses from the first quarter of 2007 as the Company completed a number of restructuring activities during 2007; a $0.2 million decrease in prototype expenses related to the Nautilus One product line incurred in 2007 with no comparable project in the first quarter of 2008 and a $0.2 million decrease in third party fees to provide research information regarding fitness equipment.

In 2007, the Company reclassified preproduction royalties into research and development expenses for all periods presented which added $0.2 million and $0.2 million for the quarters ended March 31, 2008 and 2007, respectively. Preproduction royalties represent costs paid to utilize licensed patent technologies prior to a sellable product being available for manufacture and sale.

Other Income (Expense)

Interest expense

Interest expense increased to $1.2 million in the first quarter of 2008 compared to interest expense of $0.9 million in the same period of 2007. The increase in interest expense is due to a higher “spread” over LIBOR under our new Loan Agreement as compared with the rates payable under our prior loan agreement in 2007 and increased average short-term borrowings outstanding during the first quarter of 2008 as compared to 2007. These increases were partially offset by the lower interest rate environment in 2008.

Income Tax Expense

The provision for income tax from continuing operations was a benefit of $2.6 million in the first quarter of 2008 compared to expense of $50,000 in the same period of 2007. During the first quarter of 2008 there have been no material changes to the Company’s uncertain tax positions as disclosed in the 2007 Annual Report on Form 10-K.

Discontinued Operations

The Company designated the financial results of its fitness apparel business as discontinued operations during 2007. This resulted in recording the financial results as income from discontinued operations. The income from discontinued operations during the first quarter of 2008 was $0.5 million compared to income from discontinued operations of $2.5 million during the prior year quarter. The 2008 income from discontinued operations includes an impairment charge of $2.6 million for the difference between book value of the fitness apparel business net assets (assets minus liabilities) and the anticipated net sale proceeds.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2008, our operating activities from continuing operations generated $18.0 million in net cash compared to $13.2 million in the same period of the prior year. The generation of operating cash in the first quarter of 2008 was primarily from collection of accounts receivable. In addition, the Company received a tax refund of $1.9 million in the first quarter of 2008 and anticipates receiving approximately $7.1 million of tax refunds in the second quarter of 2008. The Company has agreed to pay $8.0 million in the second quarter of 2008 in connection with the settlement of all claims arising out of or related to the termination of the Land America Agreements.

Net cash provided by investing activities from continuing operations was $5.6 million in the first three months of 2008 compared to cash used in investing activities of $2.4 million in the same period of 2007. The change is primarily due to the return of a deposit in escrow for the Land America acquisitions and the collection of a note receivable from a previous business partnership with a nutrition company.

Net cash used in financing activities was $15.8 million in the first three months of 2008 compared to $12.6 million in the same period of the prior year. The increase from continuing operations was primarily due to increased payments on short-term borrowings offset a reduction in dividends paid. In the fourth quarter of 2007, the Board of Directors suspended the quarterly dividend. Payment of any future dividends is at the discretion of our Board of Directors, which considers various factors such as our financial condition, operating results, current and anticipated cash needs and future expansion plans. The Company’s loan agreement contains covenants that include limitations on paying dividends when certain ratios are not met. Based on the covenants, the Company is currently precluded from paying dividends. On May 5, 2008, the Board of Directors authorized the expenditure of up to $10.0 million to repurchase outstanding shares of the Company’s common stock.

In the fourth quarter of 2007, management committed to a plan to sell the fitness apparel division, DashAmerica, Inc. d/b/a Pearl Izumi USA, (“Pearl Izumi”) which designs, markets and sells branded fitness apparel and footwear sold primarily under the Pearl Izumi brand globally. On April 18, 2008 the Company completed the sale of the fitness apparel division. Accordingly, the results of operations for the fitness apparel division have been reclassified as discontinued operations. Net cash used by operating activities of discontinued operations during the first three months of 2008 was $3.8 million compared to net cash provided by discontinued operations of $2.6 million for the same period in 2007. The significant increase is a result of recording an impairment charge of $2.6 million to adjust the net book value of the fitness apparel division down to fair market value as determined by an accepted sale agreement. Cash flows used in investing activities for discontinued operations were $24,000 in 2008 compared to $0.2 million in 2007. Cash flows used in financing activities for discontinued operations were $0.1 million in 2008 compared to $0.1 million in 2007 as the Company made debt payments related to the original acquisition.

The Company has a Loan and Security Agreement (the “Loan Agreement”) with Bank of America N.A., as agent for the lenders party thereto, providing for a $100 million revolving secured credit line, which was reduced to $70 million concurrent with the completion of the sale of it fitness apparel division. The Company completed the sale of the fitness apparel division on April 18, 2008 and received net cash proceeds of approximately $58.4 million. Upon receipt of these proceeds, the Company paid off all amounts outstanding under the Loan Agreement.

We believe our existing cash and cash equivalents, cash generated from operations and borrowings available under our credit facilities will be sufficient to meet our operating and capital requirements in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

As described in the Company’s 2007 Annual Report on Form 10-K, from time to time, we arrange for leases or other financing sources with third parties to enable certain of our commercial customers to purchase our commercial products. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At March 31, 2008 and December 31, 2007, the maximum contingent liability under all recourse provisions was approximately $1.4 million and $1.3 million, respectively.

The Company has an agreement with a financing company to provide second tier financing for its consumers under which the Company previously shared financial responsibility if consumer default rates exceeded contractual expectations. During the third quarter 2007, the Company renegotiated its second tier financing agreements and transferred risk of loss to the financing company for a settlement payment of $0.7 million. As a result, a reserve is no longer established for consumer default on second tier financing arrangements. Our financing partners review consumer credit information and determine which consumers will receive financing and approve the amount of financing provided. Refer to Note 1 in the Company’s 2007 Form 10-K for further discussion of these arrangements.

INFLATION AND PRICE CHANGES

We are experiencing cost increases for products and components manufactured in China reflecting unfavorable foreign currency exchange rates and increases in Chinese wages, taxes and raw material costs which our third party sourcing partners are seeking to pass along to the Company. Raw material costs have also increased for products manufactured by Nautilus owned facilities in the United States. Gross margins may be negatively impacted if these conditions continue and the Company is unable to find other cost savings or increase prices sufficiently to offset the cost increases.

Transportation costs have fluctuated due to fluctuations in fuel prices. To the extent these costs continue to increase and we are unable to pass these costs to the customer, our gross margins may continue to be negatively impacted.

SEASONALITY

In general, based on historic trends, we expect our sales from fitness equipment products both in the U.S. and internationally to vary seasonally with sales typically the strongest in the fourth quarter, followed by the first and third quarters, and the weakest in the second quarter. We believe that such factors as the broadcast of national network season finales and seasonal weather patterns influence television viewership and cause our television commercials on national cable television to be less effective in the second quarter than in other periods of the year. In addition, during the spring and summer consumers tend to do more activities outside including exercise, which impacts sales of fitness equipment used indoors. We expect the fluctuation in our net sales between our highest and lowest quarters to be approximately 35%.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. As described by the Securities and Exchange Commission (“SEC”), critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of the company. Based on this definition, we believe the items listed below are our critical accounting estimates and assumptions:

•	Revenue recognition

•	Allowance for doubtful accounts

•	Inventory valuation

•	Product warranty

•	Stock compensation

•	Litigation and loss contingencies

•	Goodwill and other intangible assets valuation

•	Income tax provision

Management and our independent auditors regularly discuss with our audit committee each of our critical accounting estimates and assumptions, as well as critical accounting policies presented in the Company’s 2007 Annual Report on Form 10-K, and the development and selection of these accounting estimates and the disclosure about each estimate in the MD&A. These discussions typically occur at our quarterly audit committee meetings and include the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, refer to Note 1 to our Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks since the filing of our 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 17, 2008.

We hold our cash and cash equivalents primarily in bank deposits and in liquid debt instruments with maturity dates of less than one year. We are subject to concentration of credit risk as bank deposits may exceed federally insured limits.

FOREIGN EXCHANGE RISK

We are exposed to foreign exchange risk from currency fluctuations, mainly in Canada and Europe, due to sourcing of our products in the U.S. dollars and selling them primarily in Canadian dollars, British pounds, Swiss Francs, and Euros. Given the relative size of our current foreign operations, the exposure to the exchange risk could have a material impact on the results of operations. Management estimates the maximum impact on stockholders’ equity of a ten percent change in any applicable foreign currency to be approximately $1.5 million.

INTEREST RATE RISK

Fluctuations in the general level of interest rates on our current variable rate credit agreements expose us to market risk. As of March 31, 2008, our outstanding borrowings under the credit facilities were $63.2 million and represented 33.4% of our total liabilities. Rates on these short-term borrowings have declined in recent periods which have decreased the Company’s interest expense. To the extent that the Company needs to rely on indebtedness to finance its operations, a material change in interest rates could have a material impact on the Company’s financial position, results of operations, or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chairman and Chief Executive Officer, and Chief Financial Officer the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended) as of the end of the period covered by this quarterly report on Form 10-Q pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act.

As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our 2007 fiscal year, our management identified a material weakness in our internal control over financial reporting as of December 31, 2007 as described below. Management concluded that the controls around the review of significant non-routine transactions and the review of significant management estimates and reserves did not operate effectively, resulting in audit adjustments to the 2007 consolidated financial statements. These deficiencies, if left unremediated, could result in the failure to prevent or detect a material misstatement in the Company’s consolidated financial statements.

Notwithstanding management’s evaluation that our internal control over financial reporting were not effective as of December 31, 2007, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

Our management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute assurance, that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

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

The following remedial actions have or will be undertaken to address the material weakness in the controls around the review of significant non-routine transactions and the review of significant management estimates and reserves:

•	The accounting and finance organization is being restructured to allow key personnel to focus on corporate accounting and external reporting.

•	Additional training has been or will be provided to accounting personnel for specific technical areas of high risk.

•	Key accounting personnel have been assigned to perform monthly review of all significant non-routine transactions and significant management estimates and reserves.

•

The external reporting timeline is being adjusted to allow adequate time for management review and analysis, including significant non-routine transactions and significant management estimates and reserves.

Management is continuing to closely monitor the effectiveness of our processes, procedures and controls, and will make any further changes as management determines appropriate.

Except in connection with actions we are taking to remediate the material weakness in our internal control over financial reporting discussed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Accordingly, the material weakness in our internal control over financial reporting that existed as of December 31, 2007, as described above and as disclosed in Item 9A of our Annual Report on Form 10-K, has not yet been remediated as of March 31, 2008.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of the legal proceedings that affect us, refer to Note 10 to the consolidated financial statements located at Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to the risk factors identified in our annual report on Form 10-K for the year-ended December 31, 2007.

Item 6.	Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of February 15, 2008 by and among Nautilus, Inc., Shimano American Corporation and DashAmerica, Inc. D/B/A Pearl Izumi USA, Inc. (Incorporated by reference from Exhibit 2.1 to Company’s Current Report on Form 8-K filed on February 22, 2008).

2.2	First Amendment to Stock Purchase Agreement dated as of April 18, 2008 by and among Nautilus, Inc., Shimano American Corporation and DashAmerica, Inc. D/B/A Pearl Izumi USA, Inc. (Incorporated by reference from Exhibit 2.2 to Company’s Current Report on Form 8-K filed on April 24, 2008) Confidential treatment has been requested with respect to a portion of this exhibit.

10.1	First Amendment to Loan and Security Agreement and Waiver dated as of February 29, 2008 among the Company, Nautilus International S.A. and Bank of America, N.A., in its capacity as agent (Incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 17, 2008).

10.2	Second Amendment to Loan and Security Agreement dated as of March 31, 2008 among the Company, Nautilus International S.A. and Bank of America, N.A., in its capacity as agent.

10.3	Third Amendment to Loan and Security Agreement dated as of May 5, 2008 among the Company, Nautilus International S.A. and bank of America, N.A., in its capacity as agent.

10.4	Supply Agreement dated as of May 2, 2008 by and among Nautilus, Inc., Land America Health and Fitness Co., Ltd. and Treuriver Investments Co. Limited. (Confidential treatment has been requested with respect to a portion of this Exhibit).

10.5	Settlement Agreement dated as of May 5, 2008 by and among Nautilus, Inc. Land America Health and Fitness Co., Ltd., Treuriver Investments Co. Limited, Michael C. Bruno and Yang Lin Qing.

10.6	Employment Agreement dated May 6, 2008 between Nautilus, Inc. and Sebastien Goulet.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.

May 12, 2008	By:	/s/ Edward J. Bramson
Date		Edward J. Bramson,
Chairman and Chief Executive Officer (Principal Executive Officer)

May 12, 2008	By:	/s/ William D. Meadowcroft
Date		William D. Meadowcroft,
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of February 15, 2008 by and among Nautilus, Inc., Shimano American Corporation and DashAmerica, Inc. D/B/A pearl Izumi USA, Inc. (Incorporated by reference from Exhibit 2.1 to Company’s Current Report on Form 8-K filed on February 22, 2008).

2.2	First Amendment to Stock Purchase Agreement dated as of April 18, 2008 by and among Nautilus, Inc., Shimano American Corporation and DashAmerica, Inc. D/B/A Pearl Izumi USA, Inc. (Incorporated by reference from Exhibit 2.2 to Company’s Current Report on Form 8-K filed on April 24, 2008).

10.1	First Amendment to Loan and Security Agreement and Waiver dated as of February 29, 2008 among the Company, Nautilus International S.A. and Bank of America, N.A., in its capacity as agent (Incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 17, 2008).

10.2	Second Amendment to Loan and Security Agreement dated as of March 31, 2008 among the Company, Nautilus International S.A. and Bank of America, N.A., in its capacity as agent.

10.3	Third Amendment to Loan and Security Agreement dated as of May 5, 2008 among the Company, Nautilus International S.A. and bank of America, N.A., in its capacity as agent.

10.4	Supply Agreement dated as of May 2, 2008 by and among Nautilus, Inc., Land America Health and Fitness Co., Ltd. and Treuriver Investments Co. Limited. (Confidential treatment has been requested with respect to a portion of this Exhibit).

10.5	Settlement Agreement dated as of May 5, 2008 by and among Nautilus, Inc. Land America Health and Fitness Co., Ltd., Treuriver Investments Co. Limited, Michael C. Bruno and Yang Lin Qing.

10.6	Employment Agreement dated May 6, 2008 between Nautilus, Inc. and Sebastien Goulet.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002