Form 10-Q
period 2008-06-30
NAUTILUS, INC.
filed 2008-08-08
CIK 1078207

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Number of shares of issuer’s common stock outstanding as of July 31, 2008: 30,614,336

NAUTILUS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NAUTILUS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,433	$7,911
Trade receivables, net of allowance of $4,763 and $4,490, respectively	54,617	88,311
Inventories	62,277	58,910
Prepaid expenses and other current assets	8,451	17,820
Income taxes receivable	15,522	11,382
Assets of discontinued operations	—	73,771
Deferred tax assets	10,633	18,615

Total current assets	155,933	276,720
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $63,368 and $59,673, respectively	39,138	42,291
GOODWILL	32,656	32,743
OTHER INTANGIBLES AND OTHER ASSETS, net	43,284	39,086

TOTAL ASSETS	$271,011	$390,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$35,232	$43,993
Accrued liabilities	38,406	37,601
Short-term borrowings	397	79,000
Customer deposits	2,402	2,925
Liabilities of discontinued operations	—	15,867

Total current liabilities	76,437	179,386
NON-CURRENT LIABILITIES	4,857	6,919
NON-CURRENT DEFERRED TAX LIABILITIES	3,578	5,123
LONG-TERM TAXES PAYABLE	3,621	2,958

TOTAL LIABILITIES	88,493	194,386
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock – no par value, 75,000 shares authorized, 31,232 and 31,557 shares respectively, issued and outstanding	4,158	4,346
Retained earnings	169,784	185,021
Accumulated other comprehensive income	8,576	7,087

Total stockholders’ equity	182,518	196,454

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$271,011	$390,840

See notes to consolidated financial statements

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET SALES	$95,564	$102,534	$225,165	$239,507
COST OF SALES	61,630	64,305	135,306	138,763

Gross profit	33,934	38,229	89,859	100,744

OPERATING EXPENSES:
Selling and marketing	31,484	40,854	73,714	88,416
General and administrative	14,896	11,476	34,706	22,886
Research and development	1,961	2,638	4,166	5,426
Litigation settlement	—	(18,300)	—	(18,300)

Total operating expenses	48,341	36,668	112,586	98,428

OPERATING INCOME (LOSS)	(14,407)	1,561	(22,727)	2,316
OTHER INCOME (EXPENSE):
Interest income	11	83	90	153
Interest expense	(93)	(871)	(1,330)	(1,751)
Other income, net	132	429	175	524

Total other income (expense)	50	(359)	(1,065)	(1,074)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(14,357)	1,202	(23,792)	1,242
INCOME TAX EXPENSE (BENEFIT)	(4,722)	531	(7,276)	597

INCOME (LOSS) FROM CONTINUING OPERATIONS	(9,635)	671	(16,516)	645
DISCONTINUED OPERATIONS:
Income from discontinued operations	640	700	3,016	4,680
Income tax expense (benefit) from discontinued operations	(118)	261	1,737	1,753

INCOME FROM DISCONTINUED OPERATIONS, net of tax	758	439	1,279	2,927

NET INCOME (LOSS)	$(8,877)	$1,110	$(15,237)	$3,572

EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
BASIC	$(0.30)	$0.02	$(0.52)	$0.02
DILUTED	$(0.30)	$0.02	$(0.52)	$0.02
EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:
BASIC	$0.02	$0.02	$0.04	$0.09
DILUTED	$0.02	$0.02	$0.04	$0.09
EARNINGS (LOSS) PER SHARE:
BASIC	$(0.28)	$0.04	$(0.48)	$0.11
DILUTED	$(0.28)	$0.04	$(0.48)	$0.11
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	31,582	31,545	31,569	31,527
DILUTED	31,582	31,685	31,569	31,707

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
BALANCES at JANUARY 1, 2007	31,482	$1,026	$251,418	$4,190	$256,634
Net loss	—	—	(55,613)	—	(55,613)
Foreign currency translation adjustment	—	—	—	2,897	2,897

Comprehensive loss					(52,716)
Dividends paid $0.30 per share	—	—	(9,465)	—	(9,465)
Cumulative change from adoption of FIN 48	—	—	(1,319)	—	(1,319)
Share-based compensation expense	—	2,679	—	—	2,679
Restricted stock released	12	—	—	—	—
Options exercised	63	756	—	—	756
Stock option income tax deficiencies	—	(115)	—	—	(115)

BALANCES at DECEMBER 31, 2007	31,557	4,346	185,021	7,087	196,454
Net loss	—	—	(15,237)	—	(15,237)
Foreign currency translation adjustment	—	—	—	1,489	1,489

Comprehensive loss					(13,748)
Share-based compensation expense	—	2,006	—	—	2,006
Options exercised	90	563	—	—	563
Stock Repurchases	(415)	(2,209)	—	—	(2,209)
Stock option income tax deficiencies	—	(548)	—	—	(548)

BALANCES at JUNE 30, 2008	31,232	$4,158	$169,784	$8,576	$182,518

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,237)	$3,572
Income from discontinued operations	1,279	2,927

Income (loss) from continuing operations	(16,516)	645
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities
Depreciation and amortization	7,662	6,872
Share-based compensation expense	2,006	1,391
Gain on sale of property, plant and equipment	(173)	(22)
Excess tax benefit from exercise of employee stock options	—	(77)
Deferred income taxes	5,849	(1,635)
Litigation settlement	—	(18,300)
Foreign currency transaction gain	(315)	(363)
Changes in assets and liabilities:
Trade receivables	35,751	60,903
Inventories	(2,273)	(15,316)
Prepaid expenses and other assets	1,154	4,547
Income taxes	(3,428)	(2,406)
Trade payables	(8,967)	(20,273)
Accrued liabilities	(2,127)	(5,223)
Customer deposits	(561)	63

Net cash provided by operating activities of continuing operations	18,062	10,806
Net cash provided by (used in) operating activities of discontinued operations	(1,617)	849

Net cash provided by operating activities	16,445	11,655

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,402)	(4,585)
Proceeds from sale of property, plant and equipment	141	32
Refund of acquisition escrow deposit	5,000	—
Net increase in other intangibles and other assets	(285)	(484)
Net (increase) decrease in short-term note receivable	2,384	(133)

Net cash provided by (used in) investing activities from continuing operations	4,838	(5,170)
Net cash provided by (used in) investing activities from discontinued operations	58,411	(377)

Net cash provided by (used in) investing activities	63,249	(5,547)

(continued)

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid on common stock	—	(6,311)
Proceeds from exercise of stock options	563	756
Excess tax benefit from exercise of employee stock options	—	77
Net (reduction) increase in short-term borrowings	(78,603)	600
Stock repurchases	(2,209)	—

Net cash used in financing activities from continuing operations	(80,249)	(4,878)
Net cash used in financing activities from discontinued operations	(174)	(142)

Net cash used in financing activities	(80,423)	(5,020)

Net effect of foreign currency exchange rate changes	(2,749)	500

Net (decrease) increase in cash and cash equivalents	(3,478)	1,588
Cash and cash equivalents, beginning of period	7,911	4,262

Cash and cash equivalents, end of period	$4,433	$5,850

Supplemental disclosures:
Cash paid for interest	$2,342	$1,666

Cash refunded (paid) for income taxes	$8,812	$(6,973)

SUPPLEMENTAL DISCLOSURE OF OTHER NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued and noncurrent liabilities incurred for software purchase	$1,021	—
Escrow deposit included in other assets for sale of Pearl Izumi	$4,365	—

(concluded)

See notes to consolidated financial statements.

NAUTILUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements relate to Nautilus, Inc. and its subsidiaries (the “Company”) as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007. All intercompany transactions and balances have been eliminated in consolidation.

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

The financial information included herein reflects all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

On April 18, 2008, the Company completed the sale of Pearl Izumi. Accordingly, all assets and liabilities and results of operations associated with the fitness apparel business have been presented in the consolidated financial statements as discontinued operations separate from continuing operations.

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

Reclassifications

At December 31, 2007, we revised our prior presentation of royalty expense which was presented as a separate line within operating expenses. For all periods presented, we now report royalty expenses related to items manufactured and sold in cost of sales. Expenses incurred for preproduction royalties are included in research and development expense. Preproduction royalties represent costs incurred to utilize licensed patent technologies prior to a product being available for manufacture and sale. These misstatements did not materially impact any previously issued financial statements. However, in order to present such information on a consistent basis we have revised prior period comparative information presented herein.

Certain other reclassifications of amounts reported in the prior period financial statements have been made to conform to classifications used in the current period financial statements.

Product Warranty

The Company’s products carry limited warranty provisions for defects in materials and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs costs and is recorded in cost of sales. The Company’s warranty costs include the cost to manufacture or purchase warranty parts from suppliers as well as the related cost to ship those parts to customers and, for commercial products, the cost of labor to replace the warranty part. A summary of accrued warranties is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
Balance at beginning of period	$23,745	$8,907	$25,185	$9,699
Charged to costs and expenses	2,605	1,328	5,200	3,909
Claims paid	(4,794)	(1,865)	(8,829)	(5,238)

Balance at end of period	$21,556	$8,370	$21,556	$8,370

Warranty reserves of $4.1 million and $6.9 million are classified as non-current liabilities at June 30, 2008 and December 31, 2007, respectively.

Related Party Transactions

The Company’s largest shareholder, Sherborne Investors LP (“Sherborne”) undertook a successful proxy contest to replace four of the Company’s directors with its nominees in a December 2007 special meeting of shareholders. In May 2008, shareholders approved the reimbursement of up to $560,000 of expenses incurred by Sherborne in connection with the proxy contest. Payment will be made upon approval of the disinterested members of the Company’s Board of Directors which is anticipated after the Company returns to profitability. This is recorded as an accrued liability at June 30, 2008.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement was effective as of January 1, 2008, and had no impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and had no impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained, noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, results of operations or cash flows.

2. DISCONTINUED OPERATIONS

The Company completed the sale of Pearl Izumi on April 18, 2008 for $69.4 million, including debt of $4.1 million, and received net cash proceeds of $58.4 million and $4.4 million in an escrow account reflected in other assets. The assets, liabilities and results of operations of the fitness apparel division have been presented separately in the consolidated financial statements as discontinued operations.

Revenues, income before income taxes, income tax expense (benefit) and income from discontinued operations were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
Revenue	$3,248	$14,539	$27,616	$36,405

Income before income taxes	$640	$700	$3,016	$4,680
Income tax expense (benefit)	(118)	261	1,737	1,753

Income from discontinued operations	$758	$439	$1,279	$2,927

The Company adjusted the carrying value of the net assets of Pearl Izumi to the net sales proceeds for the quarter ended June 30, 2008, which resulted in a pre-tax gain on disposal of $1.3 million. The pre-tax gain recorded in the quarter reduced the first quarter pre-tax impairment charge of $2.6 million to a pre-tax impairment charge of $1.3 million for the six months ended June 30, 2008. No costs associated with exit or disposal activities as contemplated by SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities have been recorded for the sale of Pearl Izumi.

Assets and liabilities of the fitness apparel division have been segregated and presented as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented. Depreciation and amortization related to assets held for sale ceased as of December 15, 2007. Assets and liabilities for the discontinued operations were zero at June 30, 2008 and as follows at December 31, 2007:

(in thousands)	December 31, 2007
Current assets	$28,660
Property and equipment, net	1,411
Goodwill	19,743
Intangible and other assets	23,957

Assets of discontinued operations	$73,771

Current liabilities	$5,779
Long-term debt excluding current portion	3,797
Noncurrent deferred tax liabilities	6,291

Liabilities of discontinued operations	$15,867

3. RESTRUCTURING ACTIVITIES

In 2008, the Company began an initiative to improve profitability including the establishment of separate responsibility for the leadership of each business. As a result, the Company has reorganized by business unit, including global commercial, retail and direct. The restructuring initiatives have included staffing reductions, closing its Australian direct sales operations in January 2008, closing its Canadian call center in March of 2008 and closing its Illinois distribution center in May of 2008.

In July 2008, the Company announced plans to consolidate its manufacturing and distribution facilities. The Company expects to close its Tulsa, Oklahoma facilities by the end of 2008. The Tulsa operations will primarily transfer to existing facilities in Independence, Virginia and Portland, Oregon.

The nature of the costs incurred under the Company’s restructuring plans include:

•	Employee termination and other employee costs

•	Lease termination and facilities related costs

Following is a summary of expenses associated with the restructuring activities:

(in thousands)	Three months ended June 30, 2008	Six months ended June 30, 2008
Employee termination and other employee costs	$1,441	$4,262
Lease termination and facilities related costs	325	334

Total restructuring charges	$1,766	$4,596

Restructuring charges were included in the operating results for each reportable segment including $1.5 million in corporate, $0.1 million in direct and $0.1 million in retail for the quarter ended June 30, 2008. For the six month ended June 30, 2008, restructuring charges for each reportable segment were $4.1 million in corporate, $0.4 million in direct and $0.1 million in retail.

The Company anticipates that it will incur additional restructuring costs of $6.2 million through the first quarter of 2009 relating to the Tulsa closure. The anticipated charges for the Tulsa closure include estimates of $1.4 million for employee termination costs, $1.7 million for lease termination and facilities related costs, $3.1 million of asset write-downs. Management is continuing its strategic review of global operations which may result in additional restructuring costs which have not yet been determined.

The following table summarizes activity associated with the Company’s restructuring plans included in accrued liabilities on the balance sheet.

(in thousands)	Severance and Benefits	Facilities	Accrued Liability
Balance as of January 1, 2008	$—	$—	$—
Accruals	4,262	334	4,596
Payments	(1,053)	(102)	(1,155)
Non-cash charges	(1,047)	—	(1,047)

Balance as of June 30, 2008	$2,162	$232	$2,394

Restructuring liabilities due within one year of the balance sheet date are classified as accrued liabilities. The Company has no liabilities that are currently classified as long-term.

4. STOCKHOLDERS’ EQUITY

Stock Options

A summary of the Company’s stock option plan activity for the six months ended June 30, 2008 is as follows:

(in thousands, except exercise price)	Total Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,804	$13.54
Granted	1,003	4.33
Forfeited or cancelled	(559)	11.48
Expired	(517)	10.85
Exercised	(90)	6.26		$34

Outstanding at June 30, 2008	2,641	$11.25	4.44	$651

Vested and expected to vest at June 30, 2008	1,926	$12.52	3.76	$283

Exercisable at June 30, 2008	1,224	$14.27	2.65	$0

The fair value of the Company’s equity awards was estimated utilizing the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Expected life (years)	4.6	4.8	4.6	4.8
Risk-free interest rate	2.5%	4.6%	3.3%	4.6%
Expected dividend yield	0%	2.8%	0%	2.7%
Expected volatility	52%	43%	50%	43%

The weighted average grant-date fair value of stock options granted during the six month periods ended June 30, 2008 and 2007 was $1.96 and $5.50, respectively for stock options granted. The total fair value of options vested during the first six months of 2008 was $98,000. The total unrecognized compensation cost related to nonvested options was $4.1 million at June 30, 2008. This cost is expected to be recognized over a weighted-average period of 2.55 years.

During the first quarter of 2008, the Company was contractually obligated to accelerate vesting of certain stock options related to the termination of the former Chief Executive Officer and incurred $1.0 million of share based compensation charges which are recorded in general and administrative expenses.

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

Performance Units

A summary of the Company’s performance unit activity is as follows:

(in thousands, except fair value amounts)	Performance Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	48	$15.68
Granted	—	—
Forfeited or cancelled	(14)	15.85
Expired	—	—
Exercised	—	—

Outstanding at June 30, 2008	34	$15.62

At June 30, 2008 and 2007 there was approximately $0.5 million and $3.6 million, respectively, of total unrecognized share-based compensation cost related to performance units with intrinsic value of $0.2 million and zero, respectively. None of the performance units were vested at June 30, 2008 and 2007. The Company recorded compensation expense of zero related to the performance unit awards in the three and six month periods ended June 30, 2008, as a result of determining the performance units would not meet their targets and would not vest. The Company recorded a reduction in compensation expense of $37,000 during the three month period ended June 30, 2007, and recorded no compensation expense during the six month period ended June 30, 2007.

Restricted Stock

A summary of the Company’s restricted stock activity is as follows:

(in thousands, except fair value amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	266	$9.23
Awarded	—	—
Vested	—	—
Forfeited	(102)	9.23

Outstanding at June 30, 2008 (1)	164	$9.23

(1)	Outstanding awards of restricted stock are all nonvested at June 30, 2008.

Restricted stock compensation expense for the three and six months ended June 30, 2008 was $0.1 million and $0.3 million, respectively. At June 30, 2008, unrecognized cost related to restricted stock totaled approximately $0.7 million and is expected to be recognized over a weighted average period of 1.12 years. The restricted stock had an intrinsic value of $0.8 million at June 30, 2008. There was not any restricted stock issued and outstanding at June 30, 2007.

5. INVENTORIES

Inventories consisted of the following:

(in thousands)	June 30, 2008	December 31, 2007
Finished goods	$43,566	$39,143
Work-in-process	1,452	1,261
Parts and components	7,521	8,422
Raw materials	9,737	10,084

Inventories	$62,277	$58,910

Inventories are stated at the lower of cost or market. The Company evaluates the need for inventory valuation adjustments associated with obsolete, slow-moving and not saleable inventory by reviewing current transactions and forecasted product demand on a monthly basis.

6. OTHER INTANGIBLES AND OTHER ASSETS

Intangible and other assets, exclusive of goodwill, consisted of the following:

(in thousands)	Estimated Useful Life (in years)	June 30, 2008	December 31, 2007
Intangible assets:
Indefinite life trademarks	N/A	$17,519	$17,519
Patents	1 to 16	23,194	23,007
Non-compete agreement	3	—	1,957

Total intangible assets		40,713	42,483
Accumulated amortization:
Patents		(4,103)	(2,826)
Non-compete agreements		—	(1,740)

Total accumulated amortization		(4,103)	(4,566)

Intangible assets, net		36,610	37,917
Other assets		6,674	1,169

Intangible and other assets, net		$43,284	$39,086

Identifiable intangible assets such as license agreements, patents, and trademarks are recorded at cost, or when acquired as part of a business combination, at estimated fair value and are amortized straight-line over the period they are expected to provide the Company with economic benefit. The amortization expense for the next five full succeeding years is estimated at $2.5 million each year.

7. ACCRUED LIABILITIES

The significant accrued liabilities were estimated warranty costs of $17.5 million and $18.3 million at June 30, 2008 and December 31, 2007, respectively and accrued payroll liabilities, including severance and benefits, of $7.1 million and $6.3 million at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008 the Company has a related party payable of $0.6 million in accrued liabilities for the reimbursement of proxy costs incurred by Sherborne.

8. LINE OF CREDIT AND OTHER DEBT

On January 16, 2008 the Company and its subsidiary Nautilus International S.A. entered into a Loan and Security Agreement (the “Loan Agreement”) with Bank of America N.A., as agent for the lenders who were party thereto. The agreement, as amended, provides for a $70 million revolving secured credit line, including a secured term loan in the principal amount of $18.5 million which was paid in full at the completion of the sale of Pearl Izumi. The Loan Agreement is available for letters of credit, working capital and general business purposes, including acquisition financing. The Loan Agreement contains minimum Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) covenants excluding certain agreed upon non-cash charges and unusual expense items from the calculation of EBITDA. The Loan Agreement contains a provision to increase the loan amount to $95 million under certain circumstances. At June 30, 2008, the Company had borrowings of $0.4 million outstanding on the Loan Agreement. The interest rate on the outstanding borrowings at June 30, 2008 was 5.5%.

The Company completed the sale of Pearl Izumi on April 18, 2008 and received net cash proceeds of $58.4 million. Upon receipt of these proceeds, the Company paid off all amounts then outstanding under the Loan Agreement, as required by the Loan Agreement.

On May 5, 2008, the Company entered into a Third Amendment to the Loan Agreement (“Third Amendment”). Pursuant to the Third Amendment, the lender consented to the repurchase by the Company of up to $10.0 million of its common stock.

9. COMPREHENSIVE INCOME (LOSS)

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

Comprehensive income (loss) was as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(8,877)	$1,110	(15,237)	$3,572
Foreign currency translation adjustments	8	566	1,489	865

Comprehensive income (loss)	$(8,869)	$1,676	(13,748)	$4,437

10. STOCK REPURCHASE PROGRAM

In May 2008, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock in open-market transactions, at times and in such amounts as management deems appropriate, depending on market conditions and other factors. The authorization continues until such date as the Board of Directors shall terminate such authorization; provided, the aggregate amount spent on such repurchases does not exceed $10 million. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. Through June 30 2008, the Company repurchased 414,732 shares for $2.2 million. Through July 31, 2008, the Company repurchased an additional 618,068 shares for $3.1 million for total shares repurchased in 2008 of 1,032,800 shares for $5.3 million.

11. EARNINGS PER SHARE

SFAS No. 128 Earnings per Share requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted EPS, the basic number of weighted average shares is increased by the dilutive effect of stock options and restricted stock determined using the treasury stock method. The calculation of the number of weighted average shares outstanding is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Basic weighted average shares outstanding	31,582	31,545	31,569	31,527
Dilutive effect of stock options and restricted stock	—	140	—	180

Diluted weighted average shares outstanding	31,582	31,685	31,569	31,707

Antidilutive stock options and restricted stock*	3,244	2,174	3,268	1,909
Income (loss) from continuing operations	$(9,635)	$671	$(16,516)	$645

Earnings (loss) per share from continuing operations:
Basic	$(0.30)	$0.02	$(0.52)	$0.02

Diluted	$(0.30)	$0.02	$(0.52)	$0.02

*	Stock options and restricted stock are not included in the calculation of diluted earnings per share because they would be antidilutive.

12. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is involved in various claims, lawsuits and other proceedings from time to time. Such litigation involves uncertainty as to possible losses the Company may ultimately realize when one or more future events occur or fail to occur. We accrue and charge to income estimated losses from contingencies when it is probable that a liability had been incurred and the amount of loss can be reasonably estimated. Differences between estimates recorded and actual amounts determined in subsequent periods are treated as changes in accounting estimates. The Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsels, outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative developments, and other factors. Due to numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly. A significant change in our estimates, or a result that materially differs from our estimates, could have a significant impact on our financial position, results of operations and cash flows.

Salomon

In connection with the sale of Pearl Izumi to Shimano American Corporation, the Company agreed to indemnify Shimano American Corporation in connection with a lawsuit filed by Salomon S.A. against Pearl Izumi arising out of a claim of alleged patent infringement regarding the use of ventilated fabric in certain shoes manufactured by Pearl Izumi. The lawsuit was filed in Mannheim, Germany and the relief sought by Salomon includes monetary damages and injunctive relief. The Company does not expect to incur material expenses related to this lawsuit.

Land America

On May 5, 2008, the Company, Land America Health and Fitness Co. LTD. (“Land America”) and Treuriver Investments Ltd. (“Treuriver”) entered into a settlement agreement providing for the release of all claims arising out of or related to the termination of a series of agreements pursuant to which the Company or its wholly-owned subsidiaries were to acquire or lease the China-based manufacturing operations of Land America. Pursuant to this settlement agreement, the Company paid a total of $8.0 million to Land America and Treuriver in the second quarter of 2008 which was accrued at March 31, 2008. In addition, the Company and Land America entered into a revised supply agreement that extends the relationship by one year to December 31, 2010.

FACTA Litigation

On October 29, 2007, Sue Repenning, individually and on behalf of a group of allegedly similarly situated individuals, filed a suit against the Company for violation of the Federal Fair Credit and Accurate Transaction Act (“FACTA”).

The plaintiff has agreed to dismiss the lawsuit against the Company. The dismissal is with prejudice and the Order was signed and entered by the federal court in Seattle on June 6, 2008. The Company made no financial payment of any type in connection with securing the dismissal.

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

Guarantees and Commitments

At June 30, 2008, the Company had approximately $0.3 million in outstanding commercial letters of credit expiring through December 6, 2008.

The Company has long lead times for inventory purchases and therefore needs to secure factory capacity from its vendors in advance. At June 30, 2008, the Company had approximately $26.9 million in purchase obligations, all of which was for inventory purchases.

13. REPORTABLE SEGMENTS AND RELATED INFORMATION

In the second quarter of 2008, the Company began reorganizing its internal structure to establish teams with authority and responsibility for the operations of the global direct, commercial and retail business units as well as the corporate functions. Each business unit is focusing on improving shareholder return with a particular focus currently on operating effectiveness and costs, market position and product innovation. As a result of the changes in the internal organization, the Company has changed its reportable segments and will report direct, commercial and retail businesses and the corporate functions. Income statement data has been restated for previous periods to correspond with the current segment definitions.

As a result of the reorganization, the Company is required under SFAS 142 Goodwill and Other Intangible Assets to assign goodwill to the new reportable segments and determine if goodwill is impaired. As of June 30, 2008, of the total goodwill of $32.7 million previously assigned to the Fitness Equipment Business, the Company assigned $29.8 million to the retail business and $2.9 million to the direct business. Goodwill was assigned on the basis of the original acquisition that generated the goodwill. The Company acquired the assets of Schwinn Fitness in 2001 which generated $29.8 million in goodwill and then acquired Nautilus Fitness Canada in 2005 which generated $2.9 million in goodwill. Schwinn Fitness is primarily a retail brand. Nautilus Fitness Canada was acquired for the direct business. Based on the Company’s updated evaluation, goodwill was not impaired at June 30, 2008.

Net sales from external customers for the Company’s consolidated operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Direct	$41,317	$54,185	$110,943	$128,327
Retail	22,872	14,986	51,822	46,913
Commercial	30,466	32,751	60,440	62,931
Corporate (*)	909	612	1,960	1,336

Net sales	$95,564	$102,534	$225,165	$239,507

(*)	Revenue in the corporate function is royalty income derived from the Company licensing patents, technologies or trademarks.

Following is a reconciliation of the Company’s segment operating income (loss) to income (loss) before income taxes, from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Direct	$(1,449)	$(1,414)	$5,849	$6,874
Retail	(560)	(4,848)	2,428	(2,525)
Commercial	(2,795)	(2,530)	(5,707)	(4,880)
Corporate	(9,603)	10,353	(25,297)	2,847

Operating income (loss)	(14,407)	1,561	(22,727)	2,316
Other income (expense), net	50	(359)	(1,065)	(1,074)

Income (loss) from continuing operations before income taxes	$(14,357)	$1,202	$(23,792)	$1,242

The Company has not yet completed the accounting processes to capture and report balance sheet data by reportable segment for the current period and the prior comparative periods. The Company’s reportable segments in the last annual report on Form 10-K filed in March 2008 were reported on a geographical basis with two reportable segments including the Fitness Equipment Business and the International Equipment Business.

The following table presents assets based on the Company’s operating segments as reported at December 31, 2007:

(in thousands)	June 30, 2008	December 31, 2007(*)
Fitness Equipment Business, including corporate and other centralized functions	$230,173	$346,268
International Equipment Business	40,838	44,572

Total Assets	$271,011	$390,840

(*)	Assets for the Fitness Equipment Business included $73.8 million of assets for the Pearl Izumi business which was classified as discontinued operations at December 31, 2007. Pearl Izumi was sold on April 18, 2008. See additional information regarding the sale of the Pearl Izumi business in footnote 2.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or conditions, including any statements regarding anticipated sales growth across markets, distribution channels, and product categories, expenses and gross margins, expense as a percentage of revenue, anticipated earnings, new product introductions, future capital expenditures, anticipated tax benefits, financing and working capital requirements and resources. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in our most recent Annual Report on Form 10-K which are summarized below.

•	Availability of media time and fluctuating advertising rates;

•	Ability to successfully transfer products to alternative manufacturing facilities;

•	Manufacturing quality issues resulting in increased warranty costs;

•	A decline in consumer spending due to unfavorable economic conditions;

•	Our ability to effective develop, market and sell future products;

•	Our ability to get foreign-sourced product through customs in a timely manner;

•	Our ability to effectively identify, negotiate and integrate any future strategic acquisitions;

•	Our ability to protect our intellectual property;

•	The introduction of lower-priced competing products, unpredictable events and circumstances relating to international operations including the use of foreign manufacturers; and

•	Government regulatory action.

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

SUMMARY OF THE SECOND QUARTER 2008 RESULTS

We are aggressively seeking to improve the Company’s operations and financial condition and are making progress in stabilizing the financial position and operations of the Company. Our balance sheet and liquidity have been strengthened by the sale of our apparel business, the termination of our proposed acquisition of Land America and the structural improvements we are making in our operations. We have realigned the Company by global commercial, retail and direct businesses and have established separate teams with authority and responsibility for the leadership of each of our business units. Each of the business units is focused on improving shareholder returns with particular focus currently on operating effectiveness and costs, market positioning and product innovation. We have improved our operating results thus far in 2008 compared with 2007 even in the face of lower revenues. We believe that our brands are some of the strongest in the industry and we are focused on capitalizing on that brand recognition. Although our restructuring plan has not been entirely implemented, and in spite of the presently difficult economic environment, we believe we are beginning to see benefits from our efforts.

Net sales for the second quarter of 2008 were $95.6 million, compared to $102.5 million in the same quarter of 2007, a decrease of $6.9 million or 6.8%. Gross profit margins decreased to 35.5% in the second quarter of 2008, compared to 37.3% in the same quarter of 2007, as a result of changes in product and business unit mix as well as inventory charges related to quality issues and discontinuation of certain products in order to focus on fewer more profitable products. The decrease in sales is primarily due to a soft North American market for home exercise equipment which led to decreased sales in our direct business along with the temporary suspension of sales of the Commercial TreadClimber. These decreases were partially offset by increased sales of our Schwinn cardio and Bowflex strength products sold in our retail business and the Revolution products in our direct business.

Operating expenses for the second quarter of 2008 were $48.3 million compared to $36.7 million (which included an $18.3 million reduction in operating expenses in 2007, for access to intellectual property as settlement of a lawsuit). The decrease in operating expenses (excluding the $18.3 million litigation settlement) is primarily the result of an aggressive review of global operations and restructuring activities to improve profitability. Restructuring and other activities have resulted in $5.0 million of charges, including $1.3 million of severance charges; $1.5 million for contracts related to licensing matters; $0.6 million for reimbursement of costs related to the special meeting of shareholders in December 2007; $0.3 million of facility costs related to the Bolingbrook distribution center closure; $0.3 million for software, license and maintenance agreements that will not be utilized; $0.6 million for bad debt expense at our international locations and accelerated expense of $0.5 million for creative media that will not be utilized due to changes in product plans.

In April 2008, the Company completed the sale of its fitness apparel business. Assets, liabilities and results of operations associated with that business have been presented in the consolidated financial statements as discontinued operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

The following tables present certain consolidated financial data as a percentage of net sales and statement of operations data comparing results for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
(in thousands)	2008	% of net sales	2007	% of net sales	$ change	% change
Net sales	$95,564	100.0%	$102,534	100.0%	$(6,970)	(6.8%)
Cost of sales	61,630	64.5%	64,305	62.7%	(2,675)	(4.2%)

Gross profit	33,934	35.5%	38,229	37.3%	(4,295)	(11.2%)
Operating expenses:
Selling and marketing	31,484	32.9%	40,854	39.8%	(9,370)	(22.9%)
General and administrative	14,896	15.6%	11,476	11.2%	3,420	29.8%
Research and development	1,961	2.1%	2,638	2.6%	(677)	(25.7%)
Litigation settlement	—	0.0%	(18,300)	(17.8%)	18,300	100.0%

Total operating expenses	48,341	50.6%	36,668	35.8%	11,673	31.8%

Operating income (loss)	(14,407)	(15.1%)	1,561	1.5%	(15,968)	(1,022.9%)
Other Income (Expense):
Interest income	11	0.0%	83	0.1%	(72)	(86.7%)
Interest expense	(93)	(0.1%)	(871)	(0.8%)	778	89.3%
Other income, net	132	0.1%	429	0.4%	(297)	(69.2%)

Total other income (expense)	50	0.1%	(359)	(0.4%)	409	113.9%

Income (loss) from continuing operations before income taxes	(14,357)	(15.0%)	1,202	1.2%	(15,559)	(1,294.4%)
Income tax expense (benefit)	(4,722)	(4.9%)	531	0.5%	(5,253)	(989.3%)

Income (loss) from continuing operations	(9,635)	(10.1%)	671	0.7%	(10,306)	(1,535.9%)
Income from discontinued operations, net of tax	758		439		319

Net income (loss)	$(8,877)		$1,110		$(9,987)

Net Sales

The Company is operating in a weak consumer and tight credit environment that we believe is contributing to softer domestic sales. In the second quarter of 2008, we began an effort to restructure our organization to create teams focused on profitability of the direct, retail and commercial global business units. Net sales were $95.6 million compared to $102.5 million in the second quarter of 2007 or a decline of 6.8%. The decline in net sales is due to lower sales in the direct business of $12.9 million and the commercial business of $2.3 million offset by an increase in net sales of $7.9 million in the retail business.

In the direct business, net sales declined $12.9 million to $41.3 million compared to $54.2 million in the second quarter of 2007 or a decrease of 23.7%. Sales in the direct channel consist of our Bowflex branded products and primarily include our rod-based home gyms, certain TreadClimber products, SelectTech dumbbells, and the Bowflex Revolution home gym. The decrease in net sales was primarily the result of declines in the sales of the consumer TreadClimber and rod-based home gyms offset by an increase in sales of the Revolution product line. In part, the decline in consumer TreadClimber and rod-based home gym sales is believed to be a result of lower advertising dollars in the current period, and a reduction in promotion (discount) activity compared to the prior year. In the second quarter of 2007, the Company offered large discounts and free freight to encourage customers to purchase our home fitness equipment. In addition, in the 2008 quarter economic factors such as record high gas prices, rising food prices and the credit crisis have had a direct impact on the credit approval rates for our customers who finance their purchases. We have experienced lower credit approval rates for our higher sales price products like the TreadClimber and Revolution and expect to focus on introducing lower priced products in the direct business in the future.

The introduction of the Revo XP helped drive growth in Revolution product revenue. In addition, the Revolution product lines received additional consumer financing support during most of the second quarter of 2008 which allowed more customers to qualify for financing of this product in the form of higher credit lines at higher costs to the Company. This program was discontinued late in the second quarter which is expected to reduce revenue but should improve profitability in future periods.

In the retail business, net sales increased $7.9 million to $22.9 million compared to $15.0 million in the second quarter of 2007, or an increase of 52.6%. Sales in this business are primarily to various sporting good stores, warehouse clubs, department stores, fitness retail stores and independent bicycle dealers that typically sell health club-quality equipment to the end consumer for home and small business use. Increased sales in this channel were led by increased distribution of Schwinn branded cardio products as we seek to increase our presence in the much larger cardio segment of the fitness business. About 70% of fitness industry sales globally are cardio products while we have historically had stronger sales in the strength product category. We seek to expand our global cardio presence in the future to be more aligned with consumer demand. An additional reason for the increase in retail sales was lower sales in 2007 due to a strong fourth quarter of 2006 which reduced demand in 2007.

In the commercial business, net sales declined $2.3 million to $30.5 million compared to $32.8 million in the second quarter of 2007, or a decrease of 7.0%. Sales in this channel are primarily to commercial dealers, health clubs, hotels and living complexes. Sales declined in the second quarter of 2008 primarily due to the decision to temporarily suspend sales of the commercial TreadClimber product due to durability issues. In addition, our restructuring efforts have resulted in a focus on profitability which is expected to improve profitability in future periods as we focus on selling higher margin products. We launched the Nautilus One product line in the third quarter of 2007 which added revenue in the second quarter of 2008 along with other increases in strength product lines. International sales represent approximately 48% of the total sales in this channel and the international business benefited from currency fluctuations in 2008 as the value of the dollar declined against other currencies in which we sell our products.

In the corporate function, royalty income increased $0.3 million to $0.9 million in the second quarter of 2008 compared to $0.6 million in the same period of 2007. The increase is a result of having more companies utilize our patents and trademarks. Royalty income represents the revenue the Company receives for licensing certain owned patents, trademarks and brands to other companies.

Gross Profit

As a result of lower net sales and lower gross margins, total gross profit decreased $4.3 million to $33.9 million compared to $38.2 million in the second quarter of 2007, or a decrease of 11.2%. As a percentage of net sales, gross profit margins decreased to 35.5% in the second quarter of 2008 compared to 37.3% in the comparable period of 2007. Direct business sales, which have a substantially higher gross profit margin, declined 23.7% from the prior year quarter leading the decline in gross profit. Additional reasons for the decline in gross profit include a decrease in volume rebates from our vendors of $0.8 million due to reductions in purchase volumes, increases in manufacturing variances due to lower volumes of our internally manufactured items and increased freight expenses related to higher fuel costs. In addition, we have identified products that will no longer be sold which resulted in increased inventory reserves for parts and finished goods inventories of approximately $1.1 million.

Operating Expenses

Selling and Marketing

Selling and marketing expenses were $31.5 million in the second quarter of 2008 compared to $40.9 million in the same period of 2007, a decrease of $9.4 million or 22.9%. The reduction in marketing expense is a result of a $3.8 million decline in advertising and media as we seek to obtain a better return on our advertising investment; a $1.2 million reduction in personnel costs due to reductions in headcount; a $0.5 million decrease in catalog costs due to reduced focus on use of catalogs as a selling tool; a $0.6 million reduction in fees for use of a third party to sell discontinued and refurbished products over the internet; a $1.0 million reduction in various promotional activity including materials for the rollout of the Nautilus One product line in 2007, and a $0.4 million reduction resulting from the termination of certain marketing contracts in the second quarter of 2008. In addition, the Company closed its operations in Australia which reduced selling and marketing expenses by $0.6 million compared to the prior year. Restructuring activities during the second quarter of 2008 resulted in severance charges of $0.2 million and $0.5 million was charged for product specific media that will not be used in the direct business.

General and Administrative

General and administrative expenses were $14.9 million in the second quarter of 2008 compared to $11.5 million in the same period of 2007, an increase of $3.4 million or 29.8%. The increase includes $1.2 million in severance charges as the Company began reorganizing by sales channels. In addition, the Company incurred a $1.5 million charge for contracts related to licensing matters; $0.3 million of facility costs related to the closure of our Bolingbrook distribution center; $0.3 million for software, license and maintenance agreements that will not be utilized and $0.6 million for reimbursement of costs related to the special meeting of shareholders in December 2007. These expenses were partially offset by reductions in personnel and other costs of $1.1 million.

Research and Development

Research and development expenses were $2.0 million in the second quarter of 2008 compared to $2.6 million in the same period of 2007, a decrease of $0.6 million or 25.6%. The decrease in research and development expenses was the result of a $0.3 million decrease in personnel expenses from the second quarter of 2007 as the Company reduced headcount; a $0.2 million decrease in prototype expenses related to the Nautilus One product launch in 2007; and general decreases in discretionary expenses such as travel and use of consultants due to the restructuring efforts.

Litigation Settlement

During the second quarter of 2007, we settled a lawsuit with ICON Health & Fitness, Inc. and as a result we received the rights to utilize a variety of fitness equipment related patents and technologies. We estimated the value of those assets to be $18.3 million which were recorded as a reduction to operating expenses.

Other Income (Expense)

Interest expense

Interest expense decreased to $93,000 in the second quarter of 2008 compared to $0.9 million in the same period of 2007, due to lower borrowings as proceeds from the sale of the Company’s fitness apparel business were used to reduce borrowings.

Income Tax Expense (Benefit)

The provision for income tax from continuing operations was a benefit of $4.7 million in the second quarter of 2008 compared to expense of $0.5 million in the same period of 2007. During the second quarter of 2008 there have been no material changes to the Company’s uncertain tax positions as disclosed in the 2007 Annual Report on Form 10-K.

Discontinued Operations

The Company designated the financial results of its fitness apparel business as discontinued operations during 2007. This resulted in recording the financial results as income from discontinued operations. The income from discontinued operations (net of tax) during the second quarter of 2008 was $0.8 million compared to $0.4 million during the prior year quarter. The 2008 income from discontinued operations includes a pre-tax gain of $1.3 million for the difference between net assets of the fitness apparel business and the net sale proceeds.

SUMMARY OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2008

Net sales for the first six months of 2008 were $225.2 million, compared to $239.5 million for the same period of 2007, a decrease of 6.0%. Gross profit margins decreased to 39.9% in the first six months of 2008, compared to 42.1% in the same period of 2007. This decline is a result of changes in product and channel mix primarily driven by lower sales within the direct channel due to a soft North American home market for home exercise strength products and reduced promotions offered in the current year.

Operating expenses for the first six months of 2008 were $112.6 million compared to $98.4 million (which included an $18.3 million reduction in operating expenses in 2007 for access to intellectual property as settlement of a lawsuit). The decrease in operating expenses (excluding the $18.3 million litigation settlement) is primarily the result of beginning a review of global operations to restructure the Company to improve profitability. Restructuring activities have resulted in $4.0 million of severance charges in the first six months of 2008 as the Company reduced headcount and reorganized along channels of business. In addition, the Company incurred a number of additional charges in the second quarter of 2008 including an $8.0 million payment in settlement of all claims arising out of or related to the termination of the agreement with Land America to purchase their China based manufacturing assets; $1.5 million charge for contracts related to licensing matters, $0.6 million for reimbursement of costs related to the special meeting of shareholders in December 2007 and accelerated expense of $0.5 million for creative media that will not be utilized due to changes in product plans.

In April 2008, the Company completed the sale of its fitness apparel business. Assets, liabilities and results of operations associated with that business have been presented in the consolidated financial statements as discontinued operations.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

The following tables present certain consolidated financial data as a percentage of net sales and statement of income data comparing results for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
(In Thousands)	2008	% of net sales	2007	% of net sales	$ change	% change
Net sales	$225,165	100.0%	$239,507	100.0%	$(14,342)	(6.0%)
Cost of sales	135,306	60.1%	138,763	57.9%	(3,457)	(2.5%)

Gross profit	89,859	39.9%	100,744	42.1%	(10,885)	(10.8%)

Operating expenses:
Selling and marketing	73,714	32.7%	88,416	36.9%	(14,702)	(16.6%)
General and administrative	34,706	15.4%	22,886	9.6%	11,820	51.6%
Research and development	4,166	1.9%	5,426	2.3%	(1,260)	(23.2%)
Litigation settlement	—	0.0%	(18,300)	(7.6%)	18,300	100.0%

Total operating expenses	112,586	50.0%	98,428	41.1%	14,158	14.4%

Operating income (loss)	(22,727)	(10.1%)	2,316	1.0%	(25,043)	(1,081.3%)
Other income (expense):
Interest income	90	0.0%	153	0.1%	(63)	(41.2%)
Interest expense	(1,330)	(0.6%)	(1,751)	(0.7%)	421	24.0%
Other income, net	175	0.1%	524	0.2%	(349)	(66.6%)

Total other income (expense)	(1,065)	(0.5%)	(1,074)	(0.4%)	9	0.8%

Income (loss) from continuing operations before income taxes	(23,792)		1,242		(25,034)
Income tax expense (benefit)	(7,276)		597		(7,873)

Income (loss) from continuing operations	(16,516)		645		(17,161)
Income from discontinued operations, net of tax	1,279		2,927		(1,648)

Net income (loss)	$(15,237)		$3,572		$(18,809)

Net Sales

The Company is operating in an uncertain consumer environment that we believe is contributing to softer domestic sales. In 2008, we began an aggressive restructuring effort focused on profitability of the direct, retail and commercial global business units. Net sales were $225.2 million compared to $239.5 million for the first six months of 2007 or a decline of 6.0%. The decline in net sales is due to lower sales in the direct business of $17.4 million and the commercial business of $2.5 million offset by an increase in net sales of $4.9 million in the retail business. The remainder of net sales consists of revenue from royalty agreements.

In the direct business, net sales declined $17.4 million to $110.9 million compared to $128.3 million in the first six months of 2007 or a decrease of 13.5%. The decrease in net sales was primarily the result of declines in the sales of rod-based home gyms and the home version of certain TreadClimber products offset by an increase in sales of the Revolution product lines. The decline in rod-based home gym sales are partially explained by a decrease in advertising dollars in the first six months of 2008 along with a reduction in promotion (discount) activity compared to the prior year. We believe TreadClimber revenue was adversely impacted by less efficient marketing activity due to the need to update our advertisements. In addition, sales of TreadClimber products in the first quarter of 2007 were affected by a lack of product availability in the fourth quarter of 2006 which led to higher shipments in the first quarter of 2007. The introduction of the Revo XP and an increase in advertising helped drive growth in Revolution revenue in 2008. In addition, the Revolution product lines received additional consumer financing support during 2008 which allowed more customers to qualify for financing of this product in the form of higher credit lines at higher costs to the Company. The financing support was discontinued late in the second quarter which is expected to reduce revenue but should improve profitability in future periods.

In the retail business, net sales increased $4.9 million to $51.8 million compared to $46.9 million in the first six months of 2007, an increase of 10.5%. Increased sales in this business were led by rod-based home gyms and SelectTech dumbbells primarily due to lower sales in the first half of 2007 as many of our retail partners carried existing inventory into the year and had sell-through issues.

In the commercial business, net sales declined $2.5 million to $60.4 million compared to $62.9 million in the first six months of 2007, a decrease of 4.0%. Sales declined in the first six months of 2008 primarily due to the decision to temporarily suspend sales of the commercial TreadClimber products due to durability issues. In addition, the Company’s restructuring efforts and focus on channel profitability are expected to improve profitability in future periods as we focus on selling higher margin products. We launched the Nautilus One product line in the third quarter of 2007 which added revenue during the first six months of 2008. International sales represent approximately 47% of the total sales in this channel and the international business benefited from currency fluctuations in 2008 as the value of the dollar declined against other currencies in which we sell our products.

In the corporate function, royalty income increased to $1.9 million compared to $1.3 million in the first six months of 2007. The increase is a result of having more companies utilize our patents and trademarks. Royalty income represents the revenue the Company receives for licensing certain owned patents, trademarks and brands to other companies.

Gross Profit

As a percentage of net sales, gross profit margin decreased to 39.9% in the first six months of 2008 compared to 42.1% in the comparable period of 2007. The decline in gross profit was primarily the result of a change in sales mix and an overall 6.0% decline in sales. Direct business sales, which have a substantially higher gross profit margin, declined 13.5% from the prior period leading the decline in gross profit margin. In addition, overall sales declined faster than the Company could reduce fixed and variable costs of manufacturing and distribution costs. Additional reasons for the decline in gross profit include a decrease in vendor rebates of $1.2 million due to termination of the Land America acquisition agreement; increases in manufacturing variances due to lower sales volumes of our internally manufactured items; and increased freight expenses related to higher fuel costs and backorders on a new commercial strength product line which required additional shipping and handling costs to deliver to our customers. In addition, we have identified products that will no longer be sold resulting in increased inventory reserves for parts and finished goods inventories of approximately $1.4 million.

Operating Expenses

Selling and Marketing

Selling and marketing expenses were $73.7 million in the first six months of 2008 compared to $88.4 million in the same period of 2007, a decrease of $14.7 million or 16.6%. The reduction in marketing expense is a result of a $5.2 million decline in advertising and media expenses as the Company adjusted media spend in an attempt to be more efficient and effective with advertising dollars; a $1.9 million reduction in personnel costs due to reduced headcount; a $1.0 million decrease in catalog and direct channel mailing costs due to a reduction of use in catalogs as a selling tool; a $0.9 million reduction in fees for use of a third party to sell discontinued and refurbished products over the internet; a $1.6 million reduction in various promotional activities; and a $0.4 million reduction as a result of termination of certain marketing contracts in the second quarter of 2008. In addition, the Company closed its operations in Australia which reduced selling and marketing expenses by $0.9 million compared to the prior year. Restructuring activities during the first six months of 2008 resulted in severance charges of $0.5 million and $0.5 million was charged for product specific media that will not be used in the direct business.

General and Administrative

General and administrative expenses were $34.7 million in the first six months of 2008 compared to $22.9 million in the same period of 2007, an increase of $11.8 million or 51.6%. The increase includes $3.6 million in severance charges as the Company began reorganizing by sales channels; an $8.0 million payment in settlement of all claims arising out of or related to the termination of the purchase agreement with LandAmerica; $0.3 million for software, license and maintenance agreements that will not be utilized and $0.3 million in facility costs related to the closure of our Bolingbrook distribution center. In addition, the Company incurred $1.5 million for contracts related to licensing matters and $0.6 million for reimbursement of costs related to the special meeting of shareholders in December 2007. These expenses were partially offset by reductions in personnel and other costs of $2.4 million.

Research and Development

Research and development expenses were $4.2 million in the first six months of 2008 compared to $5.4 million in the same period of 2007, a decrease of $1.2 million or 23.2%. The decrease in research and development expenses was the result of a $0.5 million decrease in personnel expenses; a $0.4 million decrease in prototype expenses related to the Nautilus One product; and general decreases in discretionary expenses such as travel and use of consultants due to the restructuring efforts.

Litigation Settlement

During the first six months of 2007, we settled a lawsuit with ICON Health & Fitness, Inc. and as a result we received the rights to utilize a variety of fitness equipment related patents and technologies. We estimated the value of those assets to be $18.3 million which were recorded as a reduction to operating expenses.

Other Income (Expense)

Interest Expense

Interest expense decreased to $1.3 million in the first six months of 2008 compared to $1.8 million in the same period of 2007 due to lower borrowings as proceeds from sale of the Company’s fitness apparel business were used to reduce borrowings.

Other Income, net

Other Income, net decreased to $0.2 million in the first six months of 2008 from $0.5 million in the comparable period of 2007. The decrease is due to lower foreign currency gains realized by the Company in 2008 based on currency fluctuations.

Income Tax Expense

The provision for income tax from continuing operations was a benefit of $7.3 million in the first six months of 2008 compared to income tax expense from continuing operations of $0.6 million in the same period of 2007. During the first six months of 2008 there have been no material changes to the Company’s uncertain tax positions as disclosed in the 2007 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity has been strengthened by the sale of our fitness apparel business, the termination of our proposed acquisition of the China-based manufacturing operations of Land America and the structural improvements we are making in our operations.

During the first six months of 2008, our operating activities from continuing operations generated $18.1 million in net cash compared to $10.9 million in the same period of the prior year. The generation of operating cash in the first six months of 2008 was primarily from collection of accounts receivable. In addition, the Company received tax refunds of $9.0 million in the first half of 2008. The Company paid $8.0 million in the second quarter of 2008 in connection with the settlement of all claims related to the termination of the Land America Agreements.

Net cash provided by investing activities from continuing operations was $4.8 million in the first six months of 2008 compared to cash used in investing activities of $5.2 million in the same period of 2007. The change is primarily due to the return of a $5 million deposit in escrow related to the abandoned Land America transaction and the collection of a note receivable from a previous business partnership with a nutrition company. In addition, the Company invested $2.4 million in capital improvements during 2008. We received $58.4 million from the sale of Pearl Izumi which is included in investing activities from discontinued operations.

Net cash used in financing activities from continuing operations was $80.2 million in the first six months of 2008 compared to $4.9 million in the same period of the prior year. The increase in cash used in financing activities was primarily due to increased repayments of short-term borrowings as a result of the Company’s sale of its fitness apparel business. In the fourth quarter of 2007, the Board of Directors suspended the quarterly dividend. Payment of any future dividends is at the discretion of our Board of Directors, which considers various factors such as our financial condition, operating results, current and anticipated cash needs and future expansion plans. The Company’s loan agreement contains covenants that include limitations on paying dividends when certain ratios are not met. Based on the covenants, the Company is currently precluded from paying dividends. On May 5, 2008, the Board of Directors authorized the expenditure of up to $10.0 million to repurchase outstanding shares of the Company’s common stock. During the second quarter 2008, the Company used $2.2 million to repurchase stock.

The Company has a Loan and Security Agreement (the “Loan Agreement”) with Bank of America N.A., as agent for the lenders party thereto, providing for a $70 million revolving secured credit line. We believe our existing cash and cash equivalents, cash generated from operations and borrowings available under our credit facilities will be sufficient to meet our operating and capital requirements in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

As described in the Company’s 2007 Annual Report on Form 10-K, from time to time, we arrange for leases or other financing sources with third parties to enable certain of our commercial customers to purchase our products. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At June 30, 2008 and December 31, 2007, the maximum contingent liability under all recourse provisions was approximately $1.2 million and $1.3 million, respectively.

The Company has an agreement with a financing company to provide second tier financing for the Company’s consumers under which the Company previously shared financial responsibility if consumer default rates exceeded contractual expectations. During the third quarter 2007, the Company renegotiated its second tier financing agreements and transferred risk of loss to the financing company for a settlement payment of $0.7 million. As a result, a reserve is no longer established for consumer default on second tier financing arrangements. Our financing partners review consumer credit information and determine which consumers will receive financing and approve the amount of financing provided. Refer to Note 1 in the Company’s 2007 Form 10-K for further discussion of these arrangements.

INFLATION AND PRICE CHANGES

We are experiencing cost increases for products and components manufactured in China reflecting unfavorable foreign currency exchange rates and increases in Chinese wages, taxes and raw material costs which our third party sourcing partners seek to pass along to the Company. Raw material costs have also increased for products manufactured by Company owned facilities in the United States. Gross margins have been and may continue to be negatively impacted if these conditions persist and the Company is unable to find other cost savings or increase selling prices sufficiently to offset the cost increases.

Transportation costs have fluctuated due to changing fuel prices. To the extent these costs continue to increase and we are unable to pass these costs to the customer, our gross margins will continue to be negatively impacted.

SEASONALITY

In general, based on historical trends, we expect our sales from fitness equipment products both in the U.S. and internationally to vary seasonally with sales typically the strongest in the fourth quarter, followed by the first and third quarters, and the weakest in the second quarter. We believe that such factors as the broadcast of national network season finales and seasonal weather patterns influence television viewership and cause our television commercials on national cable television to be less effective in the second quarter than in other periods of the year. In addition, during the spring and summer consumers tend to do more activities outside including exercise, which impacts sales of fitness equipment used indoors. We expect the fluctuation in our net sales between our highest and lowest quarters to be approximately 35%.

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

Management regularly discusses with our audit committee each of our critical accounting estimates and assumptions, as well as critical accounting policies presented in the Company’s 2007 Annual Report on Form 10-K, and the development and selection of these accounting estimates and the disclosure about each estimate in the MD&A. These discussions typically occur at our quarterly audit committee meetings and include the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation.

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

We hold our cash and cash equivalents primarily in bank deposits and in liquid debt instruments with maturity dates of less than three months. We are subject to concentration of credit risk as bank deposits may exceed federally insured limits.

FOREIGN EXCHANGE RISK

We are exposed to foreign exchange risk from currency fluctuations, mainly in Canada, China and Europe, due to sourcing of our products in U.S. dollars and selling them primarily in Canadian dollars, RMB, British pounds, Swiss Francs and Euros. Given the relative size of our current foreign operations, the exposure to the exchange risk could have a material impact on the results of operations. Management estimates the maximum impact on stockholders’ equity of a ten percent change in all applicable foreign currency to be approximately $1.5 million.

INTEREST RATE RISK

Fluctuations in the general level of interest rates on our current variable rate credit agreements expose us to market risk. As of June 30, 2008, our outstanding borrowings under the credit facilities were $0.4 million. To the extent that the Company needs to rely on indebtedness to finance its operations, a material change in interest rates could have a material impact on the Company’s financial position, results of operations, or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chairman and Chief Executive Officer, and Chief Financial Officer the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation and the material weakness described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s disclosure controls and procedures were ineffective.

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

Notwithstanding management’s evaluation that our internal control over financial reporting was not effective as of December 31, 2007, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

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

Management has made significant progress in remediating the material weakness identified at December 31, 2007 and is continuing to closely monitor the effectiveness of our processes, procedures and controls, and will make any further changes as management determines appropriate.

Except in connection with actions we are taking to remediate the material weakness in our internal control over financial reporting discussed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness in our internal control over financial reporting that existed as of December 31, 2007, as described above and as disclosed in Item 9A of our Annual Report on Form 10-K, has not yet been fully remediated as of June 30, 2008.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of the legal proceedings that affect us, refer to Note 12 to the consolidated financial statements located at Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to the risk factors identified in our annual report on Form 10-K for the year-ended December 31, 2007, except that the following risk factor is added to supplement the risk factors identified in our annual report:

If we are unable to transition the manufacture of certain products from our Tulsa manufacturing facility, which we are closing, to other manufacturing facilities without significant disruption, certain products might not be available for us to sell and gross profits and overall income from operations may be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Registrant’s Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 5, 2008 to May 31, 2008	—	$—	—	$10,000,000
June 1, 2008 to June 30, 2008	414,732	5.33	414,732	7,791,322

Total	414,732	$5.33	414,732	$7,791,322

(1)	On May 4, 2008, the Company’s Board of Directors announced the authorized repurchase of up to $10 million of the Company’s common stock in open-market transactions, at times and in such amounts as management deems appropriate, depending on market conditions and other factors. The authorization continues until such date as the Board of Directors shall terminate such authorization; provided, the aggregate amount spent on such repurchases does not exceed $10 million. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. In second quarter of 2008, the Company repurchased 414,732 shares for $2.2 million.

As further discussed in Note 7, the Company entered into a Third Amendment to the Loan Agreement (“Third Amendment”) on May 5, 2008. Pursuant to the Third Amendment, the lenders consented to the repurchase by the Company of up to $10.0 million of its common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Nautilus, Inc. was held on June 3, 2008, at which the following actions were taken:

1.	The shareholders elected a six-person Board of Directors. The six directors elected, together with the voting results for such directors, were as follows:

Name	For	Withheld
Edward J. Bramson	27,421,886	370,690
Ronald P. Badie	27,454,273	338,303
Gerard L. Eastman	27,464,782	327,794
Richard A. Horn	27,356,970	435,606
Marvin G. Siegert	27,386,089	406,487
Michael A. Stein	27,420,872	371,704

2.	The second proposal voted upon was the reimbursement of expenses incurred by Sherborne Investors LP and its affiliates in connection with the December 18, 2007 special meeting of shareholders, such reimbursement not to exceed $560,000 and to be paid only following subsequent review and approval by the disinterested members of the Board of Directors. The Board of Directors currently expects that no reimbursement would be made until the Company returns to profitability.

	For	Against	Abstain
Reimbursement of expenses	24,283,448	3,429,012	80,116

3.	The third proposal voted upon was the approval of the Amended and Restated Articles of Incorporation of the Company in the form adopted by the Board of Directors and distributed to the Shareholders along with the Company’s proxy statement and annual report.

	For	Against	Abstain
Articles of Incorporation	27,305,297	427,236	60,043

4.	The shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2008. The voting results were as follows:

	For	Against	Abstain
Deloitte & Touche LLP	27,472,896	214,887	104,793

Item 6.	Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.

August 7, 2008	By:	/s/ Edward J. Bramson
Date		Edward J. Bramson,
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 7, 2008	By:	/s/ William D. Meadowcroft
Date		William D. Meadowcroft,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002