Form 10-Q
period 2008-09-30
NAUTILUS, INC.
filed 2008-11-10
CIK 1078207

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Number of shares of issuer’s common stock outstanding as of October 31, 2008: 30,614,336

NAUTILUS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NAUTILUS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$7,258	$7,911
Trade receivables, net of allowance of $4,901 and $4,490, respectively	54,798	88,311
Inventories	50,376	58,910
Prepaid expenses and other current assets	7,864	17,820
Income taxes receivable	11,584	11,382
Assets of discontinued operations	—	73,771
Deferred tax assets	366	18,615

Total current assets	132,246	276,720
Property, plant and equipment, net of accumulated depreciation of $61,204 and $59,673, respectively	36,350	42,291
Goodwill	32,579	32,743
Intangible assets, net	36,129	37,917
Other assets	5,800	1,169

Total assets	$243,104	$390,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$37,700	$46,918
Accrued liabilities	32,758	37,601
Short-term borrowings	10,458	79,000
Liabilities of discontinued operations	—	15,867
Deferred tax liabilities	1,875	—

Total current liabilities	82,791	179,386
Other long-term liabilities	3,918	6,919
Long-term deferred tax liabilities	8,740	5,123
Income taxes payable	3,047	2,958

Total liabilities	98,496	194,386
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common stock – no par value, 75,000 shares authorized, 30,614 and 31,557 shares respectively, issued and outstanding	1,713	4,346
Retained earnings	135,667	185,021
Accumulated other comprehensive income	7,228	7,087

Total stockholders’ equity	144,608	196,454

Total liabilities and stockholders’ equity	$243,104	$390,840

See notes to consolidated financial statements

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$93,749	$115,257	$318,914	$354,764
Cost of sales	64,019	71,926	199,325	210,689

Gross profit	29,730	43,331	119,589	144,075

Operation expenses:
Selling and marketing	29,852	49,872	103,566	138,288
General and administrative	11,011	14,150	45,717	37,036
Research and development	2,243	2,555	6,409	7,981
Litigation settlement	—	—	—	(18,300)

Total operating expenses	43,106	66,577	155,692	165,005

Operating loss	(13,376)	(23,246)	(36,103)	(20,930)
Other income (expense):
Interest income	38	91	128	244
Interest expense	(169)	(1,606)	(1,499)	(3,357)
Other income (expense), net	(241)	499	(65)	1,023

Total other expense	(372)	(1,016)	(1,436)	(2,090)

Loss from continuing operations before income taxes	(13,748)	(24,262)	(37,539)	(23,020)
Income tax expense (benefit)	21,512	(9,818)	14,236	(9,221)

Loss from continuing operations	(35,260)	(14,444)	(51,775)	(13,799)
Discontinued operations:
Income from discontinued operations	—	1,900	3,016	6,580
Income tax expense (benefit) from discontinued operations	(1,142)	903	595	2,656

Income from discontinued operations, net of tax	1,142	997	2,421	3,924

Net loss	$(34,118)	$(13,447)	$(49,354)	$(9,875)

Loss per share from continuing operations:
Basic and Diluted	$(1.15)	$(0.46)	$(1.66)	$(0.43)
Earnings per share from discontinued operations:
Basic and Diluted	$0.04	$0.03	$0.08	$0.12
Loss per share:
Basic and Diluted	$(1.11)	$(0.43)	$(1.58)	$(0.31)
Weighted average shares outstanding:
Basic and Diluted	30,739	31,545	31,285	31,533

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In Thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
BALANCES at JANUARY 1, 2007	31,482	$1,026	$251,418	$4,190	$256,634
Net loss	—	—	(55,613)	—	(55,613)
Foreign currency translation adjustment	—	—	—	2,897	2,897

Comprehensive loss					(52,716)
Dividends paid $0.30 per share	—	—	(9,465)	—	(9,465)
Cumulative change from adoption of FIN 48	—	—	(1,319)	—	(1,319)
Share-based compensation expense	—	2,679	—	—	2,679
Restricted stock released	12	—	—	—	—
Options exercised	63	756	—	—	756
Stock option income tax deficiencies	—	(115)	—	—	(115)

BALANCES at DECEMBER 31, 2007	31,557	4,346	185,021	7,087	196,454
Net loss	—	—	(49,354)	—	(49,354)
Foreign currency translation adjustment	—	—	—	141	141

Comprehensive loss					(49,213)
Share-based compensation expense	—	2,932	—	—	2,932
Options exercised	90	563	—	—	563
Stock purchases	(1,033)	(5,320)	—	—	(5,320)
Stock option income tax deficiencies	—	(808)	—	—	(808)

BALANCES at SEPTEMBER 30, 2008	30,614	$1,713	$135,667	$7,228	$144,608

See notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,354)	$(9,875)
Income from discontinued operations	2,421	3,924

Loss from continuing operations	(51,775)	(13,799)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities
Depreciation and amortization	11,609	11,103
Share-based compensation expense	2,932	2,192
Provision for long-term receivables	—	4,770
(Gain) loss on sale of property, plant and equipment	68	(19)
Loss on sale of assets held for sale	439	—
Excess tax benefit from exercise of employee stock options	—	(111)
Deferred income taxes	22,927	(4,390)
Litigation settlement	—	(18,300)
Foreign currency transaction gain	(107)	(822)
Changes in assets and liabilities:
Trade receivables	34,032	56,386
Inventories	8,772	(14,418)
Prepaid expenses and other assets	830	8,642
Income taxes	(247)	(9,909)
Trade payables	(9,230)	(12,597)
Accrued liabilities	(7,237)	(2,663)

Net cash provided by operating activities of continuing operations	13,013	6,065
Net cash provided by (used in) operating activities of discontinued operations	(1,617)	2,514

Net cash provided by operating activities	11,396	8,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,373)	(8,815)
Proceeds from sale of property, plant and equipment	141	32
Proceeds from sale of assets held for sale	1,238	—
Refund of acquisition escrow deposit	5,000	—
Net increase in other intangibles and other assets	(285)	(35,024)
Net (increase) decrease in short-term note receivable	2,384	(101)

Net cash provided by (used in) investing activities from continuing operations	4,105	(43,908)
Net cash provided by (used in) investing activities from discontinued operations	58,411	(845)

Net cash provided by (used in) investing activities	62,516	(44,753)

(continued)

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid on common stock	—	(9,465)
Proceeds from exercise of stock options	563	756
Excess tax benefit from exercise of employee stock options	—	111
Net (reduction) increase in short-term borrowings	(68,542)	61,500
Stock repurchases	(5,320)	—

Net cash provided by (used in) financing activities from continuing operations	(73,299)	52,902
Net cash used in financing activities from discontinued operations	(174)	(142)

Net cash provided by (used in) financing activities	(73,473)	52,760

Net effect of foreign currency exchange rate changes	(1,092)	448

Net (decrease) increase in cash and cash equivalents	(653)	17,034
Cash and cash equivalents, beginning of period	7,911	4,262

Cash and cash equivalents, end of period	$7,258	$21,296

Supplemental disclosures:
Cash paid for interest	$2,474	$2,944

Cash refunded (paid) for income taxes	$8,652	$(8,454)

SUPPLEMENTAL DISCLOSURE OF OTHER NONCASH INVESTING AND FINANCING ACTIVITIES:
Escrow deposit included in other assets for sale of Pearl Izumi	$4,365	—
Intangible assets received from Litigation Settlement	—	$18,300

(concluded)

See notes to consolidated financial statements.

NAUTILUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements relate to Nautilus, Inc. and its subsidiaries (the “Company”) as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007. All intercompany transactions and balances have been eliminated in consolidation.

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

The financial information included herein reflects all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

On April 18, 2008, the Company completed the sale of its former fitness apparel business, DashAmerica, Inc. d/b/a PearlIzumI (“Pearl Izumi”). Accordingly, all assets and liabilities and results of operations associated with the fitness apparel business have been presented in the consolidated financial statements as discontinued operations separate from continuing operations.

Use of Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in the financial statements. Actual results could differ from those estimates. Some of these more significant estimates relate to revenue recognition, allowance for doubtful accounts, inventory, product warranty, share based compensation, litigation and loss contingencies, goodwill and intangible assets and income taxes.

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

Certain other immaterial reclassifications of amounts reported in the prior period financial statements have been made to conform to classifications used in the current period financial statements.

Goodwill and Intangible Assets

Goodwill and Intangible Assets – Goodwill and intangible assets primarily consist of license agreements, patents, trademarks and goodwill. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests or when impairment indicators exist in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”). Intangible assets that are deemed to have finite lives are amortized using the straight-line method over their estimated useful lives.

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

In the second quarter of 2008, the Company began reorganizing its internal structure to establish teams with authority and responsibility for the operations of the global direct, commercial and retail business units as well as the corporate functions. Each business unit is focusing on improving shareholder return with a particular focus currently on operating effectiveness and costs, market position and product innovation. As a result of the changes in the internal organization, the Company has changed its reportable segments and reports direct, commercial and retail businesses and the corporate functions.

As a result of the reorganization, the Company was required under SFAS No. 142 to assign goodwill to the new reportable segments and determine if goodwill was impaired. As of June 30, 2008, of the total goodwill of $32.7 million previously assigned to the Fitness Equipment Business, the Company assigned $29.8 million to the retail business and $2.9 million to the direct business. Goodwill was assigned on the basis of the original acquisition that generated the goodwill. The Company acquired the assets of Schwinn Fitness in 2001 which generated $29.8 million in goodwill and then acquired Nautilus Fitness Canada in 2005 which generated $2.9 million in goodwill. Schwinn Fitness is primarily a retail brand. Nautilus Fitness Canada was acquired for the direct business. Based on the Company’s updated evaluation, goodwill was not impaired at June 30, 2008.

The Company will complete a full analysis of impairment for goodwill and other intangible assets during the fourth quarter of 2008. Current market conditions, including a declining market capitalization, declining sales and accumulating operating losses may be indicators that goodwill and other intangible assets are impaired. Although our current analysis did not result in impairment charges during the third quarter of 2008, further changes in economic and market conditions may have an impact on the analysis which may result in the Company recording impairment charges in the future.

Product Warranty

The Company’s products carry limited warranty provisions for defects in materials and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repair costs and is recorded in cost of sales. The Company’s warranty costs include the cost to manufacture or purchase warranty parts from suppliers as well as the related cost to ship those parts to customers and, for commercial products, the cost of labor to replace the warranty part. A summary of accrued warranties is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007
Balance at beginning of period	$21,556	$8,370	$25,185	$9,699
Charged to costs and expenses	2,045	3,107	7,245	7,016
Claims paid	(3,797)	(3,104)	(12,626)	(8,342)

Balance at end of period	$19,804	$8,373	$19,804	$8,373

Warranty reserves of $3.6 million and $6.9 million are classified as non-current liabilities at September 30, 2008 and December 31, 2007, respectively.

Related Party Transactions

The Company’s largest shareholder, Sherborne Investors LP (“Sherborne”) undertook a successful proxy contest to replace four of the Company’s directors with its nominees in a December 2007 special meeting of shareholders. In May 2008, shareholders approved the reimbursement of up to $560,000 of expenses incurred by Sherborne in connection with the proxy contest. Payment will be made upon approval of the disinterested members of the Company’s Board of Directors which is anticipated after the Company returns to profitability. This is recorded as an accrued liability at September 30, 2008.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities (“SFAS No. 161”). This Statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for the fiscal years and interim quarters beginning after November 15, 2008. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement was effective as of January 1, 2008, and had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

2. DISCONTINUED OPERATIONS

The Company completed the sale of Pearl Izumi on April 18, 2008 for aggregate consideration of $69.4 million, including assumption of $4.1 million in debt, received net cash proceeds of $58.4 million and $4.4 million in an escrow account reflected in other assets. The assets, liabilities and results of operations of the fitness apparel division have been presented separately in the consolidated financial statements as discontinued operations.

Revenues, income before income taxes, income tax expense (benefit) and income from discontinued operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007
Revenue	$—	$18,379	$27,616	$54,784

Income before income taxes	$—	$1,900	$3,016	$6,580
Income tax expense (benefit)	(1,142)	903	595	2,656

Income from discontinued operations	$1,142	$997	$2,421	$3,924

The Company adjusted the carrying value of the net assets of Pearl Izumi to the net sales proceeds from the sale which resulted in a pre-tax impairment charge of $1.3 million for the nine months ended September 30, 2008. No costs associated with exit or disposal activities as contemplated by SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities have been recorded for the sale of Pearl Izumi.

The Company recorded an income tax benefit from discontinued operations of $1.1 million during the quarter ended September 30, 2008 as a result of changes in the Company’s consolidated taxes and an increase in the Company’s annual estimated loss from continuing operations.

Assets and liabilities of the fitness apparel division have been segregated and presented as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented. Depreciation and amortization related to assets held for sale ceased as of December 15, 2007. Assets and liabilities for the discontinued operations were zero at September 30, 2008 and as follows at December 31, 2007:

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

In July 2008, the Company announced plans to consolidate its manufacturing and distribution facilities. The Company expects to close its Tulsa, Oklahoma facilities by the end of 2008. The Tulsa operations will primarily be moved to existing facilities in Independence, Virginia and Portland, Oregon.

The nature of the costs incurred under the Company’s restructuring plans include:

•	Employee termination and other employee costs

•	Lease termination and facilities related costs

•	Inventory writedowns

Following is a summary of expenses associated with the restructuring activities:

(in thousands)	Three months ended September 30, 2008	Nine months ended September 30, 2008
Employee termination and other employee costs	$532	$4,794
Lease termination and facilities related costs	285	619
Current asset write-downs	1,936	1,936

Total restructuring charges	$2,753	$7,349

Restructuring charges were included in the operating results for each reportable segment including $70,000 in corporate and $2.7 million in commercial for the quarter ended September 30, 2008. For the nine months ended September 30, 2008, restructuring charges for each reportable segment were $4.2 million in corporate, $0.4 million in direct, $40,000 in retail and $2.8 million in commercial.

The Company anticipates that it will incur additional restructuring costs of $4.6 million through the first quarter of 2009 relating to the Tulsa closure. The anticipated charges for the Tulsa closure are estimated to include $1.0 million for employee termination costs, $1.7 million for lease termination and facilities related costs and $1.9 million of asset write-downs and other costs. Management is continuing its strategic review of global operations which may result in additional restructuring costs which have not yet been determined.

The following table summarizes activity associated with the Company’s restructuring plans included in accrued liabilities on the balance sheet.

(in thousands)	Severance and Benefits	Facilities	Accrued Liability
Balance as of January 1, 2008	$—	$—	$—
Accruals	4,794	624	5,418
Payments	(1,461)	(450)	(1,911)
Non-cash charges	(1,263)	—	(1,263)

Balance as of September 30, 2008	$2,070	$174	$2,244

Restructuring liabilities due within one year of the balance sheet date are classified as accrued liabilities. Long-term liabilities included in the table above are $0.3 million at September 30, 2008.

4. STOCKHOLDERS’ EQUITY

Stock Options

A summary of the Company’s stock option plan activity for the nine months ended September 30, 2008 is as follows:

(in thousands, except exercise price)	Total Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,804	$13.54
Granted	1,003	4.33
Forfeited or cancelled	(599)	11.28
Expired	(631)	11.97
Exercised	(90)	6.26		$34

Outstanding at September 30, 2008	2,488	$11.03	4.27	$240

Vested and expected to vest at September 30, 2008	1,970	$11.97	3.81	$136

Exercisable at September 30, 2008	1,215	$13.67	2.53	$0

The fair value of the Company’s equity awards was estimated utilizing the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Expected life (years)	4.6	4.8	4.6	4.8
Risk-free interest rate	3.2%	4.6%	3.2%	4.7%
Expected dividend yield	0%	3.9%	0%	3.1%
Expected volatility	51%	44%	51%	44%

Share based compensation expense for stock options for the three and nine months ended September 30, 2008 was $0.8 million and $2.5 million, respectively compared to $0.7 million and $2.1 million for the three and nine months ended September 30, 2007. The weighted average grant-date fair value of stock options granted during the nine month periods ended September 30, 2008 and 2007 was $1.96 and $5.26, respectively for stock options granted. Unrecognized costs related to stock options totaled approximately $3.5 million at September 30, 2008 and are expected to be recognized over a weighted average period of 2.46 years.

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

Restricted Stock

A summary of the Company’s restricted stock activity is as follows:

(in thousands, except fair value amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	266	$9.23
Awarded	—	—
Vested	—	—
Forfeited	(108)	9.23

Outstanding at September 30, 2008 (1)	158	$9.23

(1)	Outstanding awards of restricted stock are all nonvested at September 30, 2008.

Service-based restricted stock is granted at no cost to key employees and generally vests over two years from the date of grant. The fair value of service-based restricted stock was determined based on the number of units granted and the closing price of the Company’s common stock on the date of the grant.

Restricted stock compensation expense for the three and nine months ended September 30, 2008 was $0.1 million and $0.4 million, respectively, compared to $0.1 million for the three and nine months ended September 30, 2007. Unrecognized costs related to restricted stock totaled approximately $0.5 million at September 30, 2008 and are expected to be recognized over a weighted average period of 0.87 years. At September 30, 2008 and 2007, the restricted stock had an intrinsic value of $0.7 million and $2.3 million, respectively.

Performance Units

The Company has 34,000 performance units outstanding with a weighted average grant date fair value of $15.62 at September 30, 2008 compared to 48,000 performance units outstanding with a weighted average grant date fair value of $15.68 at December 31, 2007. The performance units vest if the Company meets certain earnings per share targets set by the Compensation Committee of the Board of Directors through December 31, 2009. None of the performance units were vested at September 30, 2008 and December 31, 2007. Compensation expense has not been recognized for the performance units as it is unlikely the performance targets that trigger vesting will be met. At September 30, 2008 there was approximately $0.5 million of total unrecognized compensation cost related to the performance units.

5. INVENTORIES

Inventories consisted of the following:

(in thousands)	September 30, 2008	December 31, 2007
Finished goods	$34,970	$39,143
Work-in-process	1,438	1,261
Parts and components	6,695	8,422
Raw materials	7,273	10,084

Inventories	$50,376	$58,910

Inventories are stated at the lower of cost or market. The Company evaluates the need for inventory valuation adjustments associated with obsolete, slow-moving and not saleable inventory by reviewing current transactions and forecasted product demand on a monthly basis.

6. OTHER INTANGIBLES ASSETS

Intangible assets, exclusive of goodwill, consisted of the following:

(in thousands)	Estimated Useful Life (in years)	September 30, 2008	December 31, 2007
Intangible assets:
Indefinite life trademarks	N/A	$17,519	$17,519
Patents	1 to 16	23,209	23,007
Non-compete agreement	3	—	1,957

Total intangible assets		40,728	42,483
Accumulated amortization:
Patents		(4,599)	(2,826)
Non-compete agreements		—	(1,740)

Total accumulated amortization		(4,599)	(4,566)

Intangible assets, net		$36,129	$37,917

Identifiable intangible assets such as license agreements, patents, and trademarks are recorded at cost, or when acquired as part of a business combination, at estimated fair value and are amortized straight-line over the period they are expected to provide the Company with economic benefit. The amortization expense for the next five full succeeding years is estimated at $2.5 million each year.

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2008	December 31, 2007
Restructuring accruals	$1,935	$—
Warranty reserve, current portion	16,194	18,266
Payroll and benefit accruals	4,826	7,052
Sales returns reserves	1,131	1,634
Royalty accruals	1,990	1,537
Related party payable	560	—
Other	6,122	9,112

Accrued liabilities	$32,758	$37,601

8. LINE OF CREDIT AND OTHER DEBT

On January 16, 2008 the Company and its subsidiary Nautilus International S.A. entered into a Loan and Security Agreement (the “Loan Agreement”) with Bank of America N.A., as agent for the lenders who were party thereto. The Loan Agreement, as amended, provides for a $40 million revolving secured credit line. The Loan Agreement is available for letters of credit, working capital and general business purposes, including acquisition financing. The Loan Agreement contains minimum Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) covenants excluding certain agreed upon non-cash charges and unusual expense items from the calculation of EBITDA. The Loan Agreement, as amended, contains a provision to increase the loan amount to $65 million under certain circumstances. At September 30, 2008, the Company had borrowings of $10.5 million outstanding on the Loan Agreement. The interest rate under the Loan Agreement is either prime rate plus zero to 75 basis points or LIBOR plus 150 to 325 basis points depending on the Company’s fixed charge coverage ratio. The use of prime or LIBOR is at the discretion of management. The interest rate on the Company’s outstanding borrowings at September 30, 2008 was 5.5%.

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

On August 27, 2008, the Company entered into a Fourth Amendment to the Loan Agreement (“Fourth Amendment”). The Fourth Amendment reduces the aggregate borrowings under the agreement from $70 million to $40 million to better match the Company’s anticipated borrowing needs.

9. COMPREHENSIVE LOSS

Accounts of the Company’s foreign operations are measured using the local currency as the functional currency. These accounts are then translated into U.S. dollars using the current rate method with translation gains and losses accumulated as the comprehensive income (loss) component of stockholders’ equity. Transaction gains or losses incurred by conducting business in other currencies are recorded as part of other income/expense in the Consolidated Statements of Operations.

Comprehensive loss was as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(34,418)	$(13,447)	$(49,354)	$(9,875)
Foreign currency translation adjustments	(1,348)	1,414	141	2,279

Comprehensive loss	$(35,766)	$(12,033)	$(49,213)	$(7,596)

10. STOCK REPURCHASE PROGRAM

In May 2008, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock in open-market transactions, at times and in such amounts as management deems appropriate, depending on market conditions and other factors. The authorization continues until such date as the Board of Directors shall terminate such authorization; provided, the aggregate amount spent on such repurchases does not exceed $10 million. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. The Company repurchased 618,068 shares and 1,032,800 shares for $3.1 million and $5.3 million during the three and nine months ended September 30, 2008, respectively.

11. INCOME TAXES

The Company recognized an income tax provision for both the three and nine months ended September 30, 2008, despite losses before taxes for each of the periods. The provision is primarily due to uncertainty concerning the realization of certain net deferred tax assets, as prescribed by SFAS No. 109, “Accounting for Income Taxes.” A valuation allowance of $26.8 million was recorded during the third quarter of 2008 to reduce certain net deferred tax assets to their anticipated realizable value. The remaining value was determined by evaluating the potential to recover the value of these assets through certain tax planning strategies.

12. LOSS PER SHARE

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Basic weighted average shares outstanding	30,739	31,545	31,285	31,533
Dilutive effect of stock options and restricted stock	—	—	—	—

Diluted weighted average shares outstanding	30,739	31,545	31,285	31,533

Loss from continuing operations	$(35,260)	$(14,444)	$(51,775)	$(13,799)

Loss per share from continuing operations:
Basic	$(1.15)	$(0.46)	$(1.66)	$(0.43)

Diluted	$(1.15)	$(0.46)	$(1.66)	$(0.43)

During the three and nine months ended September 30, 2008, there were 2,366,000 and 2,882,000 weighted average shares of stock options, respectively, for which the exercise price was higher than the market price of the Company’s shares for the periods. These options were not included in the computation of diluted loss per share because the effect would have been antidilutive. This compares to 2,518,000 and 1,794,000 weighted average shares outstanding anti-dilutive options that were excluded from the corresponding periods ended September 30, 2007. As common stock equivalents have an anti-dilutive effect on the net loss from continuing operations, the equivalents were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2008 and 2007.

During the three and nine months ended September 30, 2008, there were 67,000 and 55,000 weighted average shares of restricted stock that were not included in the computation of diluted loss per share because the effect would have been anti-dilutive. This compares to 8,000 and 11,000 weighted average shares outstanding of restricted stock that were excluded from the corresponding periods ended September 30, 2007. As common stock equivalents have an anti-dilutive effect on the loss from continuing operations, the equivalents were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2008 and 2007.

13. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is involved in various claims, lawsuits and other proceedings from time to time. Such litigation involves uncertainty as to possible losses the Company may ultimately realize when one or more future events occur or fail to occur. We accrue and charge to income estimated losses from contingencies when it is probable that a liability had been incurred and the amount of loss can be reasonably estimated. Differences between estimates recorded and actual amounts determined in subsequent periods are treated as changes in accounting estimates. The Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsels, outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative developments, and other factors. Due to numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. The Company regularly monitors its estimated exposure to these contingencies and, as additional information becomes known, may change its estimates significantly. A significant change in the estimates, or a result that materially differs from the estimates, could have a significant impact on the Company’s financial position, results of operations and cash flows.

Salomon

In connection with the sale of Pearl Izumi to Shimano American Corporation, the Company agreed to indemnify Shimano American Corporation in connection with a lawsuit filed by Salomon S.A. against Pearl Izumi arising out of a claim of alleged patent infringement regarding the use of ventilated fabric in certain shoes manufactured by Pearl Izumi. The lawsuit was filed in Mannheim, Germany and the relief sought by Salomon includes monetary damages and injunctive relief. The Company does not expect to incur material liability related to this lawsuit.

BioSig

In 2004 the Company was sued in the Southern District of New York by BioSig Inc. for alleged patent infringement in connection with the Company’s incorporation of heart rate monitors into certain of its cardio products. The Company does not manufacture monitors, but purchases them from third party manufacturers for use on its cardio products. From 2004 through the middle of 2008 no significant activity occurred and the litigation was essentially dormant. The Company does not believe that its use of heart rate monitors purchased from third parties infringe the BioSig patents.

In and around April 2008, following BioSig’s hiring of new counsel and the re-assignment of the case to a new federal judge, the litigation activity in the matter has increased. No settlement has occurred or can be predicted to occur at this time.

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

Guarantees and Commitments

At September 30, 2008, the Company had approximately $4.3 million in outstanding commercial letters of credit with $0.3 million expiring on December 6, 2008 and $4.0 million expiring on June 30, 2009.

The Company has long lead times for inventory purchases and therefore needs to secure factory capacity from its vendors in advance. At September 30, 2008, the Company had approximately $15.2 million in purchase obligations, all of which was for inventory purchases.

14. REPORTABLE SEGMENTS AND RELATED INFORMATION

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

Net sales to external customers for the Company’s continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Direct	$38,672	$58,812	$149,615	$187,145
Retail	26,377	26,375	78,199	73,288
Commercial	28,365	29,744	88,805	92,675
Corporate (*)	335	326	2,295	1,656

Net sales	$93,749	$115,257	$318,914	$354,764

(*)	Revenue in the corporate function is royalty income derived from the Company licensing patents, technologies or trademarks.

Following is a reconciliation of the Company’s segment operating income (loss) to loss before income taxes, from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Direct	$(1,264)	$(1,002)	$4,585	$5,872
Retail	4,199)	(7,756)	6,627	(10,281)
Commercial	(8,657)	(4,218)	(14,364)	(9,098)
Corporate	(7,654)	(10,270)	(32,951)	(7,423)

Operating loss	(13,376)	(23,246)	(36,103)	(20,930)
Other expense, net	(372)	(1,016)	(1,436)	(2,090)

Loss from continuing operations before income taxes	$(13,748)	$(24,262)	$(37,539)	$(23,020)

The Company has not yet completed the accounting processes to capture and report balance sheet data by reportable segment for the current period and the prior comparative periods. The Company’s reportable segments in the last annual report on Form 10-K filed in March 2008 were reported on a geographical basis with two reportable segments, the Fitness Equipment Business and the International Equipment Business.

The following table presents assets based on the Company’s operating segments as reported at December 31, 2007:

(in thousands)	September 30, 2008	December 31, 2007(*)
Fitness Equipment Business, including corporate and other centralized functions	$204,427	$346,268
International Equipment Business	38,677	44,572

Total Assets	$243,104	$390,840

(*)	Assets for the Fitness Equipment Business included $73.8 million of assets for the Pearl Izumi business which was classified as discontinued operations at December 31, 2007. Pearl Izumi was sold on April 18, 2008. See additional information regarding the sale of the Pearl Izumi business in Note 2.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	Availability of media time and fluctuating advertising rates;

•	Ability to successfully transfer products to alternative manufacturing facilities;

•	Manufacturing quality issues resulting in increased warranty costs;

•	Our ability to effectively restructure the business and reduce costs;

•	A decline in consumer spending due to unfavorable economic conditions;

•	A change in the availability of credit for our customers who finance their purchases;

•	Our ability to effectively develop, market and sell future products;

•	Our ability to get foreign-sourced product through customs in a timely manner;

•	Our ability to effectively identify, negotiate and integrate any future strategic acquisitions;

•	Our ability to protect our intellectual property;

•	The introduction of lower-priced competing products, unpredictable events and circumstances relating to international operations including the use of foreign manufacturers; and

•	Government regulatory action.

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

SUMMARY OF THE THIRD QUARTER 2008 RESULTS

We are aggressively seeking to improve the Company’s operations and financial condition. Our balance sheet and liquidity have been strengthened by the sale of our apparel business, the termination of our proposed acquisition of Land America and the structural improvements we are making in our operations. We have realigned the Company by global commercial, retail and direct businesses and have established separate teams with accountability for each of our business units. Each of the business units is focused on improving shareholder returns with particular focus currently on working capital management to generate liquidity, operating effectiveness, cost reductions and product innovation. We believe that our brands are some of the strongest in the industry and we are focused on capitalizing on that brand recognition. Although our restructuring plan has not been entirely implemented, and in spite of the present difficult economic environment, we are seeing benefits from our efforts.

Net sales for the third quarter of 2008 were $93.7 million, compared to $115.3 million in the same quarter of 2007, a decrease of $21.5 million or 18.7%. Gross profit margins decreased to 31.7% in the third quarter of 2008, compared to 37.6% in the same quarter of 2007, as a result of changes in product and business unit mix as well as cost of goods charges primarily related to the closure of our Tulsa manufacturing facility. The decrease in sales is primarily weakness in our direct business due to the overall consumer environment and credit market disruptions, as well as an internal decision to reduce the level of discounting versus the prior year to improve product margins within the direct business.

Operating expenses for the third quarter of 2008 were $43.1 million compared to $66.6 million in the third quarter of 2007. The decrease in operating expenses is primarily the result of progress we are making on our restructuring plan and a $4.8 million charge to bad debt expense in the prior year as a result of a former customer filing for Chapter 11 bankruptcy. The decrease in operating expenses was partially offset by a $1.1 million non-cash write off of deferred financing fees in the third quarter 2008 related to the reduction of the borrowing limit in the Company’s revolving credit agreement.

In April 2008, the Company completed the sale of Pearl Izumi, its former fitness apparel business. Assets, liabilities and results of operations associated with the fitness apparel business have been presented in the consolidated financial statements as discontinued operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The following tables present certain consolidated financial data as a percentage of net sales and statement of operations data comparing results for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
(in thousands)	2008	% of net sales	2007	% of net sales	$ change	% change
Net sales	$93,749	100.0%	$115,257	100.0%	$(21,508)	(18.7%)
Cost of sales	64,019	68.3%	71,926	62.4%	(7,907)	(11.0%)

Gross profit	29,730	31.7%	43,331	37.6%	(13,601)	(31.4%)
Operating expenses:
Selling and marketing	29,852	31.8%	49,872	43.3%	(20,020)	(40.1%)
General and administrative	11,011	11.7%	14,150	12.3%	(3,139)	(22.2%)
Research and development	2,243	2.4%	2,555	2.2%	(312)	(12.2%)

Total operating expenses	43,106	46.0%	66,577	57.8%	(23,471)	(35.3%)

Operating loss	(13,376)	(14.3%)	(23,246)	(20.2%)	9,870	42.5%
Other Income (Expense):
Interest income	38	0.0%	91	0.1%	(53)	(58.2%)
Interest expense	(169)	(0.2%)	(1,606)	(1.4%)	1,437	89.5%
Other income (expense), net	(241)	(0.3%)	499	0.4%	(740)	(148.3%)

Total other expense	(372)	(0.4%)	(1,016)	(0.9%)	644	63.4%

Loss from continuing operations before income taxes	(13,748)	(14.7%)	(24,262)	(21.1%)	10,514	43.3%
Income tax expense (benefit)	21,512	22.9%	(9,818)	(8.5%)	31,330	(319.1%)

Loss from continuing operations	(35,260)	(37.6%)	(14,444)	(12.5%)	(20,816)	(144.1%)
Income from discontinued operations, net of tax	1,142		997		145

Net loss	$(34,118)		$(13,447)		$(20,671)

Net Sales

The Company is operating in a weak consumer and tight credit environment that we believe is contributing to softer domestic sales of our products. In the third quarter of 2008, we continued our efforts to restructure our organization to create teams accountable for profitability of the direct, retail and commercial global business units. Net sales were $93.7 million compared to $115.3 million in the third quarter of 2007 or a decline of 18.7%. The decline in net sales is due to lower sales in the direct business of $20.1 million and the commercial business of $1.4 million.

In the direct business, net sales declined $20.1 million to $38.7 million compared to $58.8 million in the third quarter of 2007 or a decrease of 34.2%. Sales in the direct channel consist of our Bowflex branded products and primarily include our rod-based home gyms, certain TreadClimber products, SelectTech dumbbells, and the Bowflex Revolution home gym. The decrease in net sales was primarily the result of declines in all product lines as a result of lower advertising dollars in the current period, lower conversion rates for interested customers making a purchase and a reduction in discounting compared to the prior year. In the third quarter of 2007, the Company offered large discounts and free freight to encourage customers to purchase our home fitness equipment. In addition, in the 2008 quarter economic factors such as record high gas prices, rising food prices and the credit crisis had a direct impact on the credit approval rates for our customers who finance their purchases. We have experienced lower credit approval rates for our higher sales price products like the TreadClimber and Revolution and expect to focus on introducing lower priced products in the direct business in the future. In addition, the Revolution product lines received additional consumer financing support through the second quarter of 2008 which allowed more customers to qualify for financing of this product in the form of higher credit lines at higher costs to the Company. Discontinuation of the financing support led to lower sales of the Revolution product lines but should improve overall profitability in future periods.

In the retail business, net sales remained flat at $26.4 million, compared to the third quarter of 2007. Sales in this business are primarily to various sporting good stores, warehouse clubs, department stores, fitness retail stores and independent bicycle dealers that typically sell health club-quality equipment to the end consumer for home and small business use. Sales in this channel were led by increased distribution of Schwinn branded cardio products as we seek to increase our presence in the much larger cardio segment of the fitness business. About 70% of fitness industry sales globally are cardio products while we have historically had stronger sales in the strength product category. We seek to expand our cardio presence in the future to be more aligned with consumer demand. Although sales in the retail channel were consistent with the prior year quarter, economic conditions deteriorated in the last part of the third quarter are likely to impact our retail customers which may have an impact on our net sales in this channel during the fourth quarter of 2008 and beyond.

In the commercial business, net sales declined $1.4 million to $28.4 million compared to $29.7 million in the third quarter of 2007, or a decrease of 4.6%. Sales in this channel are primarily to commercial dealers, health clubs and hotels. Sales declined in the third quarter of 2008 primarily due to the decision to suspend sales of the commercial TreadClimber product due to durability issues. The decline in TreadClimber sales was offset by increased sales of the Nautilus One and F3 strength products, as well as increased sales in our Stairmaster products which received product upgrades in early 2008. International sales represent approximately 42% of the total sales in this channel.

In the corporate function, royalty income was $0.3 million in the third quarter of 2008 compared to $0.3 million in the same period of 2007. Royalty income represents the revenue the Company receives for licensing certain owned patents and trademarks to other companies.

Gross Profit

As a result of lower net sales and lower gross margins, total gross profit decreased $13.6 million to $29.7 million compared to $43.3 million in the third quarter of 2007, or a decrease of 31.4%. As a percentage of net sales, gross profit margins decreased to 31.7% in the third quarter of 2008 compared to 37.6% in the comparable period of 2007. Direct business sales, which have a substantially higher gross profit margin, declined 34.2% from the prior year quarter leading the decline in gross profit. Additional reasons for the decline in gross profit include $4.1 million of charges related to closing the Tulsa manufacturing facility and transferring operations, a $1.8 million charge to inventory reserves related to excess parts and accessories as the Company is working to consolidate warehouse and distribution space. Excluding these charges, our adjusted gross profit margin was 38%. We will continue to face gross margin pressure until the sales mix shifts back towards the direct business.

Operating Expenses

Selling and Marketing

Selling and marketing expenses were $29.9 million in the third quarter of 2008 compared to $49.9 million in the same period of 2007, a decrease of $20.0 million or 40.1%. The reduction in marketing expense is primarily a result of a $5.1 million decline in advertising and media as we seek to obtain a better return on our advertising investment; a $4.8 million bad debt expense related to the third quarter 2007 bankruptcy filing by a former customer; a $1.7 million reduction in personnel costs due to reductions in headcount; a $1.0 million reduction in financing fees due to lower sales in the direct business; a $0.5 million decrease in catalog costs due to reduced focus on use of catalogs as a selling tool; a $0.8 million reduction in fees for use of a third party to sell discontinued and refurbished products over the internet; and over $2.0 million in reductions for various promotions, tradeshows and other discretionary services received in 2007 that have been scaled back or eliminated in 2008. In addition, the Company closed its operations in Australia which reduced selling and marketing expenses by $0.6 million compared to the prior year.

General and Administrative

General and administrative expenses were $11.0 million in the third quarter of 2008 compared to $14.1 million in the same period of 2007, a decrease of $3.1 million or 22.2%. The 2008 total includes a $1.1 million charge in banking fees as the Company reduced the borrowing capacity under its revolving line of credit agreement offset by a $1.9 million reduction in personnel costs. The 2007 total includes $2.3 million of severance costs related to our former chief executive officer.

Research and Development

Research and development expenses were $2.2 million in the third quarter of 2008 compared to $2.6 million in the same period of 2007, a decrease of $0.3 million or 12.2%. The decrease in research and development expenses was the result of a $0.5 million decrease in personnel expenses compared with the third quarter of 2007; a $0.2 million decrease in prototype expenses related to the Nautilus One product launch in 2007; and general decreases in discretionary expenses such as travel and use of consultants due to the restructuring efforts; offset by a $0.4 million charge in preproduction royalties related to a new product being developed.

Other Income (Expense)

Interest expense

Interest expense decreased to $169,000 in the third quarter of 2008 compared to $1.6 million in the same period of 2007, as proceeds from the sale of the Company’s fitness apparel business were used to reduce borrowings.

Other Income, net

Other Income, net decreased to an expense of $0.2 million in the third quarter of 2008 compared to income of $0.5 million in the comparable period of 2007. The decrease is due to foreign currency losses realized by the Company in 2008 based on currency fluctuations.

Income Tax Expense (Benefit)

The provision for income tax from continuing operations was an expense of $21.5 million in the third quarter of 2008 compared to a benefit of $9.8 million in the same period of 2007. During the third quarter of 2008, the Company concluded that an overall valuation allowance in the amount of $26.8 million is required for substantially all deferred tax assets due to the accounting requirements of SFAS 109.The recording of a tax asset valuation allowance will substantially eliminate tax benefit in a period of losses but similarly will substantially eliminate tax expense upon a return to profitability. Accordingly, the Company will record minimal income tax expense or benefit in future periods until the valuation allowance is fully utilized or reversed. We have a twenty year carry forward period for our net operating losses.

Discontinued Operations

The Company designated the financial results of its fitness apparel business, Pearl Izumi, as discontinued operations during 2007. This resulted in recording the financial results as income from discontinued operations. The income from discontinued operations (net of tax) during the third quarter of 2008 was $1.1 million compared to $1.0 million during the prior year quarter.

SUMMARY OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Net sales for the first nine months of 2008 were $318.9 million, compared to $354.8 million for the same period of 2007, a decrease of 10.1%. Gross profit margins decreased to 37.5% in the first nine months of 2008, compared to 40.6% in the same period of 2007. This decline is a result of changes in product and channel mix primarily driven by lower sales within the direct channel due to a soft North American home market for home exercise strength products and reduced promotions offered in the current year; charges related to the closing the Tulsa, Oklahoma manufacturing facility; transferring certain manufacturing and distribution operations to Independence, Virginia; and right sizing our parts and finished goods inventory as we eliminate products to simplify our business, reduce the number of distribution centers being utilized and reduce overall product handling costs.

Operating expenses for the first nine months of 2008 were $155.7 million compared to $165.0 million (which included an $18.3 million reduction in operating expenses in 2007 for access to intellectual property as settlement of a lawsuit). The decrease in operating expenses is primarily the result of an ongoing review of global operations to restructure the Company to improve profitability. Restructuring activities have resulted in $4.8 million of severance charges in the first nine months of 2008 as the Company reduced headcount and reorganized along channels of business. In addition, the Company incurred a number of additional charges including an $8.0 million payment in settlement of all claims arising out of or related to the termination of the agreement with Land America to purchase their China based manufacturing assets; $1.5 million charge for contracts related to licensing matters in the second quarter 2008 and a $1.1 million charge for reducing the revolving line of credit during the third quarter 2008.

In April 2008, the Company completed the sale of Pearl Izumi, its former fitness apparel business. Assets, liabilities and results of operations associated with that business have been presented in the consolidated financial statements as discontinued operations.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The following tables present certain consolidated financial data as a percentage of net sales and statement of income data comparing results for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
(In Thousands)	2008	% of net sales	2007	% of net sales	$ change	% change
Net sales	$318,914	100.0%	$354,764	100.0%	$(35,850)	(10.1%)
Cost of sales	199,325	62.5%	210,689	59.4%	(11,364)	(5.4%)

Gross profit	119,589	37.5%	144,075	40.6%	(24,486)	(17.0%)

Operating expenses:
Selling and marketing	103,566	32.5%	138,288	39.0%	(34,722)	(25.1%)
General and administrative	45,717	14.3%	37,036	10.4%	8,681	23.4%
Research and development	6,409	2.0%	7,981	2.2%	(1,572)	(19.7%)
Litigation settlement	—	0.0%	(18,300)	(5.2%)	18,300	100.0%

Total operating expenses	155,692	48.8%	165,005	46.5%	(9,313)	(5.6%)

Operating loss	(36,103)	(11.3%)	(20,930)	(5.9%)	(15,173)	(72.5%)
Other income (expense):
Interest income	128	0.0%	244	0.1%	(116)	(47.5%)
Interest expense	(1,499)	(0.5%)	(3,357)	(0.9%)	1,858	55.3%
Other income (expense), net	(65)	0.0%	1,023	0.3%	(1,088)	(106.4%)

Total other expense	(1,436)	(0.5%)	(2,090)	(0.6%)	654	31.3%

Loss from continuing operations before income taxes	(37,539)	(11.8%)	(23,020)	(6.5%)	(14,519)	(63.1%)
Income tax expense (benefit)	14,236	4.5%	(9,221)	(2.6%)	23,457	(254.4%)

Loss from continuing operations	(51,775)	(16.2%)	(13,799)	(3.9%)	(37,976)	(275.2%)
Income from discontinued operations, net of tax	2,421		3,924		(1,503)

Net income (loss)	$(49,354)		$(9,875)		$(39,479)

Net Sales

The Company is operating in an uncertain consumer environment that we believe is contributing to softer domestic sales. In 2008, we began an aggressive restructuring effort focused on profitability and cash flows of the direct, retail and commercial global business units. Net sales were $318.9 million compared to $354.8 million for the first nine months of 2007 or a decline of 10.1%. The decline in net sales is due to lower sales in the direct business of $37.5 million and the commercial business of $3.9 million, offset by an increase in net sales of $4.9 million in the retail business. The remainder of net sales consists of revenue from royalty agreements.

In the direct business, net sales declined $37.5 million to $149.6 million compared to $187.1 million in the first nine months of 2007 or a decrease of 20.1%. The decrease in net sales was primarily the result of declines in the sales of rod-based home gyms and the home version of certain TreadClimber products partially offset by an increase in sales of the Revolution product lines. The decline in rod-based home gym sales are partially explained by a decrease in advertising dollars in 2008 along with a reduction in discounting compared to the prior year. We believe TreadClimber revenue was adversely impacted by less efficient marketing activity due to the need to update our advertisements, a decrease in advertising dollars and a difficult financial market as most customers finance their purchase of this product. In addition, sales of TreadClimber products in the first quarter of 2007 were affected by a lack of product availability in the fourth quarter of 2006 which led to higher shipments in the first quarter of 2007. The introduction of the Revo XP model helped drive growth in Revolution product family revenue in 2008.

In the retail business, net sales increased $4.9 million to $78.2 million compared to $73.3 million in the first nine months of 2007, an increase of 6.7%. Increased sales in this business were led by SelectTech dumbbells and Schwinn ellipticals as we increased our presence in large sporting goods stores during 2008. These increases were offset by a decline in sales of rod-based home gyms as the Company has reduced the number of rod-based products offered in this channel.

In the commercial business, net sales declined $3.9 million to $88.8 million compared to $92.7 million in the first nine months of 2007, a decrease of 4.2%. Sales declined in the first nine months of 2008 primarily due to the decision to suspend sales of the commercial TreadClimber products due to durability issues. In addition, the Company’s restructuring efforts and focus on channel profitability are expected to improve profitability in future periods as we focus on selling higher margin products. We launched the Nautilus One product line in the third quarter of 2007 which added revenue during 2008 and refreshed the Stairmaster products which have increased demand. International sales represent approximately 45% of the total sales in this channel and the international business benefited in 2007 as a result of currency fluctuations.

In the corporate function, royalty income increased to $2.3 million compared to $1.7 million in the first nine months of 2007. The increase is a result of having more companies utilizing our patents and trademarks. Royalty income represents the revenue the Company receives for licensing certain owned patents, trademarks and brands to other companies.

Gross Profit

As a percentage of net sales, gross profit margin decreased to 37.5% in the first nine months of 2008 compared to 40.6% in the comparable period of 2007. The decline in gross profit was primarily the result of a change in sales mix and an overall 10.0% decline in sales. Direct business sales, which have a substantially higher gross profit margin, declined 20.0% from the prior period leading the decline in overall gross profit margin. In addition, overall sales declined faster than the Company could reduce fixed costs of manufacturing and distribution. In July 2008 the Company made the decision to close its manufacturing facility in Tulsa, Oklahoma and transfer certain functions to another owned facility in Virginia. This decision has resulted in charges of $4.1 million. Additional reasons for the decline in gross profit include a decrease in vendor rebates of $2.4 million due to termination of the Land America acquisition agreement; and increased freight expenses related to higher fuel costs and backorders on a new commercial strength product line which required additional shipping and handling costs to deliver to our customers. In addition, we have identified products that will no longer be sold, resulting in increased inventory reserves for parts and finished goods inventories of approximately $3.2 million.

Operating Expenses

Selling and Marketing

Selling and marketing expenses were $103.6 million in the first nine months of 2008 compared to $138.3 million in the same period of 2007, a decrease of $34.7 million or 25.1%. The reduction in marketing expense is a result of a $9.8 million decline in advertising and media expenses as the Company adjusted media spend in an attempt to be more efficient and effective with advertising dollars; a $3.6 million reduction in personnel costs due to reduced headcount; a $4.8 million bad debt expense related to the third quarter 2007 bankruptcy filing by a former customer; a $1.6 million decrease in catalog and direct channel mailing costs due to a reduction of use in catalogs as a selling tool; a $1.7 million reduction in fees for use of a third party to sell discontinued and refurbished products over the internet; a $1.6 million reduction in financing fees due to lower sales in the direct business; a $2.2 million reduction in various promotional activities; and a $1.0 million reduction as a result of termination of certain marketing contracts. In addition, the Company closed its operations in Australia which reduced selling and marketing expenses by $1.5 million compared to the prior year.

General and Administrative

General and administrative expenses were $45.7 million in the first nine months of 2008 compared to $37.0 million in the same period of 2007, an increase of $8.7 million or 23.4%. The increase includes a $1.7 million increase in severance charges as the Company reorganized by sales channels and an $8.0 million payment in settlement of all claims arising out of or related to the termination of the purchase agreement with LandAmerica. In addition, the Company incurred $1.2 million for contracts related to licensing matters and $0.6 million for reimbursement of costs related to the special meeting of shareholders in December 2007 and $1.1 million for reducing the borrowing capacity on its revolving line of credit. These expenses were partially offset by reductions in personnel costs of $3.8 million.

Research and Development

Research and development expenses were $6.4 million in the first nine months of 2008 compared to $8.0 million in the same period of 2007, a decrease of $1.6 million or 19.7%. The decrease in research and development expenses was the result of a $1.0 million decrease in personnel expenses; a $0.7 million decrease in prototype expenses related to the Nautilus One product; and general decreases in discretionary expenses such as travel and use of consultants due to the restructuring efforts; offset by increased facility charges for using leased space in Colorado and a $0.4 million charge in preproduction royalties related to a new product in development. During 2008, the research and development team has focused on executing on fewer projects with more effective execution than in 2007 which has helped reduce overall expenses.

Litigation Settlement

During the first nine months of 2007, we settled a lawsuit with ICON Health & Fitness, Inc. and as a result we received the rights to utilize a variety of fitness equipment related patents and technologies. We estimated the value of those assets to be $18.3 million which were recorded as a reduction to 2007 operating expenses.

Other Income (Expense)

Interest Expense

Interest expense decreased to $1.5 million in the first nine months of 2008 compared to $3.4 million in the same period of 2007 as proceeds from sale of the Company’s fitness apparel business were used to reduce borrowings.

Other Income (Expense), net

Other Income, net decreased to an expense of $65,000 in the first nine months of 2008 compared to income of $1.0 million in the comparable period of 2007. The decrease is due to foreign currency losses realized by the Company in 2008 based on the strengthening dollar in 2008 compared with the decline in the dollar in 2007.

Income Tax Expense

The provision for income tax from continuing operations was an expense of $14.2 million in the first nine months of 2008 compared to a benefit from continuing operations of $9.2 million in the same period of 2007. During the third quarter of 2008, the Company concluded that an overall valuation allowance in the amount of $26.8 million is required for substantially all deferred tax assets due to the accounting requirements of SFAS 109. The recording of a tax asset valuation allowance will substantially eliminate tax benefit in a period of losses but similarly will substantially eliminate tax expense upon a return to profitability. Accordingly, the Company will record minimal income tax expense or benefit in future periods until the valuation allowance is fully utilized or reversed.

Discontinued Operations

The Company designated its fitness apparel business as discontinued operations during 2007. This resulted in recording the financial results as income from discontinued operations. The income from discontinued operations (net of tax) for the nine month period ending September 30 2008 was $2.4 million compared to $3.9 million during the prior year period. The decline is a result of closing the operations in April 2008 and was impacted by the tax impact of recording discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity has been strengthened by the sale of our fitness apparel business, the termination of our proposed acquisition of the China-based manufacturing operations of Land America and the structural improvements we are making in our operations.

During the first nine months of 2008, our operating activities from continuing operations generated $13.0 million in net cash compared to $6.1 million in the same period of the prior year. The generation of operating cash in the first nine months of 2008 was primarily from collection of accounts receivable and a reduction of inventory. In addition, the Company received tax refunds of $8.7 million in the first nine months of 2008. The Company paid $8.0 million in the second quarter of 2008 in connection with the settlement of all claims related to the termination of the Land America agreements.

Cash provided by investing activities from continuing operations was $4.1 million in the first nine months of 2008 compared to cash used in investing activities of $43.9 million in the same period of 2007. The change is primarily due to the return of a $5 million deposit in escrow related to the abandoned Land America transaction and the collection of a note receivable from a previous business partnership with a nutrition company. In addition, the Company invested $4.4 million in capital improvements during 2008 which is an intentional reduction from historical capital spend levels. We received $58.4 million from the sale of Pearl Izumi which is included in investing activities from discontinued operations.

Net cash used in financing activities from continuing operations was $73.3 million in the first nine months of 2008 compared to $52.9 million of net cash provided in the same period of the prior year. The increase in cash used in financing activities was primarily due to increased repayments of short-term borrowings as a result of the Company’s sale of its fitness apparel business. In the fourth quarter of 2007, the Board of Directors suspended the quarterly dividend. Payment of any future dividends is at the discretion of our Board of Directors, which considers various factors such as our financial condition, operating results, current and anticipated cash needs and future expansion plans. The Company’s loan agreement contains covenants that include limitations on paying dividends when certain ratios are not met. Based on the covenants, the Company is currently precluded from paying dividends. On May 5, 2008, the Board of Directors authorized the expenditure of up to $10.0 million to repurchase outstanding shares of the Company’s common stock. During the nine months ended September 30, 2008 the Company used $5.3 million to repurchase stock.

The Company has a Loan and Security Agreement (the “Loan Agreement”) with Bank of America N.A., as agent for the lenders party thereto, providing for a $40 million revolving secured credit line. Current economic and financial conditions make it difficult for companies to obtain financing. In the event of default or loan covenant violation, the current economic and financial conditions would make it difficult to obtain an alternative source of financing. The Company relies on its current banking relationship to meet cash needs due to the Company’s cyclical cash flow needs. Subject to the foregoing, we believe our existing cash and cash equivalents, cash generated from operations and borrowings available under our credit facilities will be sufficient to meet our operating and capital requirements in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

As described in the Company’s 2007 Annual Report on Form 10-K, from time to time, we arrange for leases or other financing sources with third parties to enable certain of our commercial customers to purchase our products. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At September 30, 2008 and December 31, 2007, the maximum contingent liability under all recourse provisions was approximately $1.0 million and $1.3 million, respectively.

The Company no longer provides guarantees on consumer financing contracts and has no contingent liability for consumer finance contracts.

INFLATION AND PRICE CHANGES

We have experienced cost increases for products and components manufactured in China reflecting unfavorable foreign currency exchange rates and increases in Chinese wages, taxes and raw material costs which our third party sourcing partners seek to pass along to the Company. Raw material costs have also increased for products manufactured by Company owned facilities in the United States. Gross margins have been and may continue to be negatively impacted if these conditions persist and the Company is unable to find other cost savings or increase selling prices sufficiently to offset the cost increases.

Transportation costs have fluctuated due to changing fuel prices. To the extent these costs continue to increase and we are unable to pass these costs to the customer, our gross margins will continue to be negatively impacted.

SEASONALITY

In general, based on historical trends, we expect our sales from fitness equipment products both in the U.S. and internationally to vary seasonally with sales typically the strongest in the fourth quarter, followed by the first and third quarters, and the weakest in the second quarter. We believe that such factors as the broadcast of national network season finales and seasonal weather patterns influence television viewership and cause our television commercials on national cable television to be less effective in the second quarter than in other periods of the year. In addition, during the spring and summer consumers tend to do more activities outside, including exercise, which impacts sales of fitness equipment used indoors. We expect the fluctuation in our net sales between our highest and lowest quarters to be approximately 35%.

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

The Company will complete a full analysis of impairment for goodwill and other intangible assets during the fourth quarter of 2008. Current market conditions, including a declining market capitalization, declining sales and accumulating operating losses may be indicators that goodwill and other intangible assets are impaired. Although our current analysis did not result in impairment charges during the third quarter of 2008, further changes in economic and market conditions may have an impact on the analysis which may result in the Company recording impairment charges in the future.

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

We hold our cash and cash equivalents primarily in bank deposits and in liquid debt instruments with maturity dates of less than three months. We are subject to concentration of credit risk as bank deposits may exceed federally insured limits

FOREIGN EXCHANGE RISK

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

INTEREST RATE RISK

Fluctuations in the general level of interest rates on our current variable rate credit agreements expose us to market risk. As of September 30, 2008, our outstanding borrowings under the credit facilities were $10.5 million. To the extent that the Company needs to rely on indebtedness to finance its operations, a material change in interest rates could have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Except in connection with actions we are taking to remediate the material weakness in our internal control over financial reporting discussed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness in our internal control over financial reporting that existed as of December 31, 2007, as described above and as disclosed in Item 9A of our Annual Report on Form 10-K, has not yet been fully remediated as of September 30, 2008.

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

Our business may be disrupted by the closure of our Tulsa manufacturing facility.

If we are unable to transition the manufacture of certain products from our Tulsa manufacturing facility, which we are closing, to other manufacturing facilities without significant disruption, certain products might not be available for us to sell and gross profits and overall income from operations may be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Registrant’s Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 to July 31, 2008	618,068	$5.03	618,068	$4,679,670
August 1, 2008 to August 31, 2008	—	—	—	4,679,670
September 1, 2008 to September 30, 2008	—	—	—	4,679,670

Total	618,068	$5.03	618,068	$4,679,670

(1)	On May 4, 2008, the Company’s Board of Directors announced the authorized repurchase of up to $10 million of the Company’s common stock in open-market transactions, at times and in such amounts as management deems appropriate, depending on market conditions and other factors. The authorization continues until such date as the Board of Directors shall terminate such authorization; provided, the aggregate amount spent on such repurchases does not exceed $10 million. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. In second quarter of 2008, the Company repurchased 414,732 shares for $2.2 million.

As further discussed in Note 8, the Company entered into a Third Amendment to the Loan Agreement (“Third Amendment”) on May 5, 2008. Pursuant to the Third Amendment, the lenders consented to the repurchase by the Company of up to $10.0 million of its common stock.

Item 6.	Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description

10.1	Fourth Amended and Restated Merchant Agreement dated as of October 27, 2008 by and between Nautilus, Inc. and HSBC Bank Nevada, N.A. (Confidential treatment has been requested with respect to a portion of this agreement.)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.

November 10, 2008	By:	/s/ Edward J. Bramson
Date		Edward J. Bramson,
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 10, 2008	By:	/s/ William D. Meadowcroft
Date		William D. Meadowcroft,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fourth Amended and Restated Merchant Agreement dated as of October 27, 2008 by and between Nautilus, Inc. and HSBC Bank Nevada, N.A. (Confidential treatment has been requested with respect to a portion of this exhibit.)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002