Form 10-K
period 2008-12-31
NAUTILUS, INC.
filed 2009-03-16
CIK 1078207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price ($5.08) as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was $114,929,000.

The number of shares outstanding of the registrant’s common stock as of February 28, 2009 was 30,614,336 shares.

Documents Incorporated by Reference

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2009 Annual Meeting of Shareholders.

NAUTILUS, INC.

2008 FORM 10-K ANNUAL REPORT

i

PART I

Item 1. Business

OVERVIEW

Nautilus, Inc., a global fitness products company headquartered in Vancouver, Washington, is committed to providing innovative, quality solutions to help people achieve a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing, manufacturing and marketing high quality cardiovascular and strength products and related accessories. Our products are sold under some of the most-recognized brand names in the fitness industry, including Nautilus®, Bowflex® , Schwinn® Fitness and StairMaster®.

Founded in 1986, the Company developed and introduced the Bowflex rod-based home gym and, through the use of infomercials, became a leading direct marketer of fitness equipment. The direct marketing model of selling directly to the consumer grew quickly, allowing the Company to invest its earnings in a series of strategic acquisitions of well-recognized brands including: Nautilus International, Inc. (“Nautilus”) in January 1999; the fitness division of Schwinn/GT Corp. and its affiliates (“Schwinn Fitness”) in September 2001; and StairMaster Sports/Medical, Inc. (“StairMaster”) in February 2002. As a result of these acquisitions and the success of the Company’s Bowflex brand, Nautilus has developed a strong presence in the direct, retail and commercial fitness markets.

BUSINESS STRATEGY

We are focused on developing and marketing fitness equipment and related products to help people enjoy healthier lives. Our products are targeted to meet the needs of a broad range of consumers, including professional athletes, fitness enthusiasts and individuals who are simply seeking the benefits of regular exercise. We have diversified our product lines by expanding our portfolio of high-quality fitness equipment into multiple, well recognized brands. More recently, our strategy has focused on consolidating our business activities and placing greater emphasis on products, markets and distribution channels that we believe will provide the greatest long-term value to our shareholders. Implementation of this strategy includes discontinuing lower volume or lower margin products and reducing or eliminating our presence in unprofitable markets.

Product innovation is a vital part of our business. A unique or new product can often provide a significant competitive advantage, as consumers are looking for ways to improve the effectiveness of their workouts. We continually evaluate new product concepts, generated by both internal and external resources, and seek feedback from users on how to enhance our current product offerings.

Our strategies incorporate the specific characteristics of our various business segments. Our direct business segment focuses on (i) the development of, or acquisition of rights to, unique products, and (ii) the application of creative, cost-effective ways to communicate the benefits of their use. We are very attentive to direct business metrics, particularly those that provide feedback regarding the effectiveness of our media marketing programs. In our retail business segment, we strive to enter into business relationships with key retailers of sports or fitness equipment. The primary objectives of our retail business are (i) to offer a combination of products at key price points in order to maintain lasting relationships with our customers, and (ii) to utilize such relationships and the strength of our brands to obtain more floor space for our products. Our commercial business segment markets long-lasting, durable products to health clubs and other high-use facilities. We strive to incorporate the best biomechanics and latest technologies and features in our commercial fitness equipment and believe we offer a product portfolio with the track record of performance our customers have come to expect in strength and cardio applications. The commercial business has required substantial investments in fixed assets and working capital and has been unprofitable in recent years. Management intends to focus especially on actions necessary to restructure the commercial business.

As a result of recent U.S. and global economic challenges, we are in the process of restructuring certain aspects of our operations to (i) improve our cost structure and operating efficiency, and (ii) provide us with greater flexibility to respond to future market opportunities. In addition, we plan to place additional emphasis on our direct business, as the high margin and low working capital requirements of that business model make it favorable in both difficult economic times and when growth accelerates. We will continue to assess the health of the global and U.S. economies and, if appropriate, will re-evaluate our business strategies and prioritize our use of resources accordingly.

Our long-term strategy involves: continued investment in research and development activities aimed at creating or acquiring new technologies; enhancing our product lines by designing fitness equipment that meets or exceeds the high expectations of our customers; utilizing our strengths in product engineering to reduce manufacturing costs; and creatively marketing our equipment through our popular brand names.

RECENT DEVELOPMENTS

In light of recent economic conditions, the Company is initiating a cost saving plan aimed at further reducing our operating costs to improve the overall alignment of spending and anticipated revenue. This plan impacts all functions through reductions in personnel and a variety of other initiatives. Our plan includes measures to reduce the Company’s working capital requirements. We expect to accomplish this objective by discontinuing product lines that continue to experience low volumes or are subject to competitive pressures which preclude us from achieving reasonable margins. In addition, we will be evaluating our dealer relationships to ensure our dealer network is financially stable and capable of effectively supporting our sales objectives in territories or markets where we do not have sales employees. We anticipate incurring additional restructuring costs of approximately $12.5 million through the second quarter of 2009 related primarily to severance costs, real estate lease terminations and the write-off of leasehold improvements. We can provide no assurance the cost savings plan we are implementing will be adequate to offset any future declines in revenues.

PRODUCTS

We market high-quality strength and cardiovascular products that cover a broad range of price points and features. Our products are designed for individuals with varying fitness needs. From the person who works out occasionally, to the professional athlete, we have the products that will help them achieve their fitness objectives.

•

Our Nautilus brand includes: four distinct lines of strength equipment including our new Nautilus ONE™, Xpload™, Nitro® and Nitro Plus® product lines; free weights and benches; and a complete line of cardio equipment, such as treadmills, ellipticals, bikes and the Nautilus TreadClimber®. In 2009, we plan to introduce new lower priced treadmills specifically designed for the retail business.

•	Our StairMaster brand is best known for its steppers and stepmills, both of which are designed for excellent lower-body and cardiovascular workouts.

•

Our Bowflex brand represents a line of fitness equipment comprised of both strength and cardio products. Our Bowflex product line includes multiple models of rod-based home gyms, the Revolution® home gym, SelectTech® dumbbells, weight benches, treadmills, and TreadClimber cardio machines specifically designed for home use.

•

Our Schwinn Fitness brand is known for its popular line of indoor cycling equipment, upright and recumbent exercise bikes and ellipticals. During 2009, we plan to introduce treadmills specifically designed for the retail business and certain other product updates.

•	Our Universal brand was acquired in 2006. During 2009, we plan to introduce a line of Universal strength equipment that will be marketed through our retail business.

Our product offerings generally differ between our three main business segments as indicated in the table below:

	Direct Channel	Retail Channel	Commercial Channel
Bowflex
Rod-based home gyms	X	X
Revolution home gyms	X	X
TreadClimber*	X	X
Treadmill	X	X
Nautilus
Strength equipment			X
Treadmill		X	X
Elliptical		X	X
TreadClimber			X
Upright and recumbent bikes		X	X
Schwinn
Recumbent, indoor cycling and upright bikes		X	X
Elliptical		X
Airdyne		X
StairMaster
Stepmill		X	X
Stepper		X	X

*	The Company expects to discontinue selling Bowflex TreadClimbers in the retail channel in 2009.

BUSINESS SEGMENTS

We conduct our business in four business segments, including our three sales businesses (direct, retail and commercial) and our corporate operations. Refer to Note 14, in Notes to Consolidated Financial Statements, for further information regarding our reportable business segments as determined in accordance with generally accepted accounting principles applied in the U.S.

SALES AND MARKETING

During 2008, the Company reorganized its operations into teams accountable for its direct, commercial and retail business segments, with particular emphasis on their distinct sales and marketing programs and product offerings.

Direct Business

In our direct business, we market and sell our products, principally Bowflex strength and cardiovascular products, directly to end-consumers. Historically, almost all of our direct business sales were in strength related products and accessories, including our Bowflex rod-based home gyms and the Revolution home gym. We have been, and plan to continue to be, the largest direct marketer of strength products in the U.S. We have also taken measures to diversify our product mix by increasing advertising for the Bowflex TreadClimber, a one-of-a-kind revolutionary cardiovascular product.

Our marketing efforts are based on an integrated combination of media and direct consumer contact. We utilize television advertising, which ranges in length from 60 seconds to as long as five minutes, in addition to extended 30-minute television infomercials; internet advertising; product websites; inquiry response mailings; catalogs and inbound/outbound call centers. Marketing and media effectiveness is measured continuously based on sales inquiries generated, cost per lead, conversion rates, return on investment and other key metrics. The majority of our direct sales activity occurs through our call center and our network of internet sites.

We also use broadcast media, along with internet advertising and search-engine placement, to lead consumers to our website, as we believe consumers who visit our website are more inclined to purchase our products. We believe this approach successfully balances our goals of finalizing sales and capturing consumer information to generate future sales leads. We enhance the success of our direct business efforts, by strategically designing our web pages and carefully analyzing web page visits, conversion rates, average sales prices and inquiry counts.

On a selected basis, we contract with large telemarketing companies to receive and process information requests generated by our television advertising. The telemarketing agents for these companies collect names, addresses and other basic information from callers, but do not directly sell our products.

Approximately 65% of our U.S. customers take advantage of a financing program offered by HSBC Bank Nevada, N.A. (“HSBC”) to purchase our products using the private label Bowflex revolving credit card. Consequently, our direct channel business is susceptible to changes in the domestic credit markets and the risk that HSBC, or another lender, is unwilling to extend affordable credit to our customers. During 2008, we amended our agreement with HSBC to extend the program for five years, as it would have otherwise ended in December 2008. In March 2009, HSBC announced it would no longer participate in consumer lending in the U.S. through its HFC and Beneficial brand names. We have been notified by HSBC that the announced restructuring of their operations would not affect the existing Bowflex revolving credit card arrangement between HSBC and Nautilus.

In the past, we offered a second-tier financing program which allowed customers with lower credit scores to obtain financing. The second-tier program was terminated in the third quarter of 2008 due to the tightening credit market. It is estimated that the termination of the second tier financing program has resulted in subsequent direct business sales volumes that are approximately 5% lower.

Retail Business

In our retail business, we market and sell a comprehensive line of consumer fitness equipment under the Nautilus, Schwinn Fitness, StairMaster and Bowflex brands. Our products are marketed through a network of more than 5,000 retail locations, consisting of sporting goods stores, department stores, governmental agencies, and, to a lesser extent, smaller specialty retailers and independent bike dealers. In 2008, we implemented a retail sales program which placed greater emphasis on higher volume retail customers, specifically targeting larger sporting goods and department stores.

Retail business sales have historically been led by the Company’s strength products, including the Bowflex rod-based home gym and SelectTech dumbbells. However, we believe the fitness equipment market for cardio products is much larger and provides greater opportunity for growth. As a result we have focused our retail business product development efforts on the introduction of new cardio products, including a line of Schwinn branded indoor bikes and ellipticals. We plan to continue to invest in the development of cardio products for the retail business, anticipating that such investments will help us achieve growth in market share.

We have implemented sales programs which provide discounts to our customers for ordering container sized shipments and/or placing orders early enough in the season to allow for efficient manufacturing by our Asian vendors. These sales programs are designed to reduce our shipping and handling costs, with much of the savings being passed on to our customers. Many of our retail customers are also eligible for other types of sales incentives, including volume discounts and various forms of rebates or allowances, which are primarily intended to increase product availability, offset transportation costs and encourage marketing of our brands.

Commercial Business

In our commercial business, we market and sell our Nautilus, Schwinn Fitness, and StairMaster commercial fitness equipment through an internal sales force and network of distributors in the U.S. and abroad. Our primary customers include health clubs, governmental agencies, hotels, corporate fitness centers, colleges, universities, assisted living facilities and other organizations, each of which typically requires unique strength and cardio products designed for higher usage.

Product offerings in the commercial business include: club-quality strength and resistance products, such as Nautilus One; free weights; high-use StairMaster cardio products; and other pieces of fitness equipment marketed as part of a workout “circuit.” Circuit training involves the use of a series of machines targeting a specific muscle or muscle group. Completing a circuit allows a person to obtain a complete body workout much quicker than utilizing free weights. We believe the breadth of our commercial product line, and the quality of our products, are well suited for a circuit-based fitness regimen.

Our domestic sales operations are managed from our world headquarters, in Vancouver, Washington, and we have domestic sales representatives stationed in key markets across the U.S. We also operate sales offices in our largest international markets, principally Germany, the United Kingdom, Switzerland and Italy. In addition, we rely on a network of dealers and distributors, around the world, to sell into those markets where we do not directly employ sales representatives.

We showcase our products through several national and regional industry trade shows, such as the International Health, Racquet and Sports Club Association (“IHRSA”); FIBO, the Leading International Tradeshow for Fitness, Wellness and Health, and Club Industry, as well as other regional events. We believe trade shows provide us with opportunities to meet face-to-face with our customers and the media, thereby obtaining valuable feedback regarding test market messages and product designs. Trade shows also provide us with the opportunity to evaluate our competition.

PRODUCT DESIGN AND INNOVATION

Innovation is a vital part of our business, and we continue to expand and diversify our product offerings by leveraging our research and development capabilities. We are in constant search for new technologies and innovations that will help us grow and sustain all of our businesses, either through increased sales or manufacturing efficiencies. To accomplish this task, we seek out ideas and concepts created within the Company and by outside inventors. We rely on financial and engineering models to assist us in assessing the potential operational and economic impacts of adopting new technologies and innovations. If we determine third-party technology or innovation concepts meet certain technical and financial criteria, we may enter into a licensing arrangement to use the technology or, in certain circumstances, purchase the technology for our own use. Our product design and engineering teams also invest considerable effort to improve manufacturing processes and address quality control issues.

Our research and development expenses were approximately $8.5 million, $10.3 million, and $9.4 million, for the years ended December 31, 2008, 2007, and 2006, respectively.

SEASONALITY

We expect our sales to vary seasonally, both in the U.S. and internationally. Sales are typically strongest in the fourth quarter, followed by the first and third quarters, and are generally weakest in the second quarter. We believe that factors such as, the broadcast of national network season finales and seasonal weather patterns, influence television viewers and cause our television commercials on national cable television to be less effective in the second quarter than in other periods of the year. In addition, during the spring and summer months, consumers tend to be involved in outdoor activities, including exercise, which impacts sales of fitness equipment used indoors. This seasonality can have a significant effect on our inventory levels, working capital needs and the utilization of resources in our manufacturing and warehousing locations.

MANUFACTURING AND DISTRIBUTION

Manufacturing

Our products are manufactured in the U.S., at our facility in Independence, Virginia, and at contracted manufacturing facilities in Asia. Our primary manufacturing and distribution objectives are to maintain product quality, control costs, maximize production flexibility and improve delivery speed. We have not experienced any significant difficulties with availability of raw materials or the flow of products from our sourced providers.

Our commercial strength fitness products, and certain commercial cardiovascular products, are primarily manufactured in our Independence facility. The Independence manufacturing operations are vertically integrated including metal fabrication, powder coating and upholstery functions. By managing our own manufacturing operations, we have greater control over the quality of our commercial products and are able to offer customers build-to-order capability and unique product configurations. Many of our strength products are made to order, which allows for customization of colors and other options, yet also lengthens the manufacturing and delivery cycle compared to products in other business segments. We have processes in place to expedite the manufacture and the delivery of custom orders. Approximately 230 people are employed in our Independence operations.

Prior to January 2009, cardio products for our commercial business were also manufactured in Tulsa, Oklahoma. In July 2008, we decided to close our Tulsa manufacturing plant as part of a company-wide restructuring strategy. The StairMaster products and specialized treadmills, are now produced at our Independence location. Elliptical bikes and some treadmills formerly manufactured in Tulsa are now manufactured in Asia, as are indoor cycling bikes and selected other cardio products.

Substantially all our direct and retail business products are manufactured by third parties in Asia. We attempt to remain apprised of our suppliers’ ability to meet our product needs and participate in quality assurance activities to help reduce the risk of marketing substandard products. We believe our relationships with our Asian suppliers, and the quality of the products they produce for us, to be good. Other than our contract with Land America Health & Fitness Co., LTD. (“Land America”), which expires in December 2010, our third-party manufacturing contracts are terminable by either party on relatively short notice. There is no assurance that we will be able to maintain our current relationships with these parties or, if necessary, establish future arrangements with other third-party manufacturers on commercially reasonable terms. Further, we cannot assure that their manufacturing and quality control processes will be maintained at a level sufficient to meet our needs and to prevent the inadvertent sale of substandard products.

Distribution

Our distribution facilities are located in Portland, Oregon and Independence, Virginia in the U.S., and Winnipeg, Manitoba in Canada. We also have third-party warehousing and distribution arrangements to assist us in managing product movement in the United States, the Netherlands, United Kingdom, Switzerland and Germany. We have reduced the number of distribution centers over the last two years in order to allow for more efficient product flow to our customers and reduce our overhead costs.

In our direct business, we strive to maintain inventory levels which will allow us to ship our products shortly after receiving a customer’s order. Because our direct business products are manufactured in Asia, we have long lead times between placing an order with the third-party manufacturer and delivery of the products to our distribution centers. We compensate for the long lead time by monitoring our safety stock to ensure we maintain adequate inventory levels. We use FedEx Corp. for the delivery of substantially all of our direct business products in the U.S. and Canada. We have a three-year agreement with FedEx Corp. which ends at the end of 2011. Our direct business product inventory is stored in our Portland and Winnipeg distribution centers.

We manage our retail inventory levels to accommodate seasonal changes in anticipated demand. We generally maintain higher inventory levels at the end of the third quarter, to satisfy consumer demand in the fourth and first quarters of each year. Many of our retail customers place orders well in advance of peak periods of consumer demand to ensure they have an adequate supply for the anticipated selling season. If consumer demand exceeds store forecasts, many customers will place additional orders during the season, provided the product can be delivered in a short period of time. Approximately 30% of our retail business products are shipped in large containers, directly to customer locations, from our third-party manufacturers in Asia. Such shipments typically involve large, container size orders, and this “drop ship” approach allows us to maintain lower levels of inventory, resulting in lower storage costs. We distribute our products to other retail customers, who are unable to order in such large quantities or who prefer to order from us, using various commercial truck lines. Our retail business inventory is stored in the Portland, Oregon distribution center, for deliveries to the U.S. and Canada, and in third-party warehouse facilities for shipments to customers in international locations.

Approximately half of our commercial strength fitness products are delivered using our own truck fleet. Our commercial cardiovascular fitness products are primarily delivered using commercial truck lines. With the closure of our Tulsa manufacturing and distribution facilities in early 2009, substantially all of our domestic commercial products will now be stored in Independence, Virginia. Accordingly, we expect an increased portion of our deliveries to be made using our own fleet in the future. Because of the volume of products expected to be shipped from Independence, we anticipate there will still be a need to use commercial truck lines to assist with the delivery of our products. We use third party warehouse providers to support our operations in Europe.

BACKLOG

Historically backlog has not been a significant factor in the Company’s business.

COMPETITION

The markets for all of our products are highly competitive. We believe the principal competitive factors affecting our business are quality, innovation, pricing and brand recognition. We believe the Company is well positioned to compete in markets in which it can take advantage of its strong brand names. Our competitors vary by business segment as discussed below.

Direct Business

In the direct business, our Bowflex strength and cardiovascular fitness products compete directly with products offered by a large number of companies that manufacture, market and distribute home fitness equipment. Our principal competitors in this segment are Fitness Quest and ICON Health & Fitness. Other competitors in this segment include weight-loss companies, such as Jenny Craig and NutriSystems, each of which offers alternative solutions to a fit and healthy lifestyle. We believe we are the largest marketer of strength fitness products in the direct-to-consumer market.

Retail Business

We sell Nautilus, Schwinn Fitness, and Bowflex products through our retail business. These products compete globally against products sold by other retail fitness equipment companies such as Johnson Health Tech and ICON Health and Fitness. We believe our strength products compare favorably to the competition in the retail segment, as do our newer cardiovascular products, such as our Schwinn ellipticals and upright and recumbent bikes. Treadmills generate the highest sales volumes in the retail market, typically exceeding equipment sold in other product categories. We are currently working on the development of new treadmills and other cardiovascular products with characteristics that will improve our ability to compete in this segment.

Commercial Business

In the Commercial business, our Nautilus, Schwinn Fitness, and StairMaster brands compete globally against products of other commercial fitness equipment companies such as Life Fitness (Brunswick), Precor (Amer Sports), Cybex and TechnoGym. We believe our strength products perform well in the commercial market because they offer superior biomechanics at a competitive price. Our Nautilus ONE strength line is marketed at a higher price point due to its superior quality and innovative dial weight selection feature. In addition, we are the only company in this segment to offer the StairMaster Stepmill. Our other commercial cardiovascular products augment our circuit-training strength products to provide our commercial customers a suite of fitness products.

EMPLOYEES

As of February 28, 2009, we have approximately 850 employees. Management considers its relationship with employees to be good. None of our employees are subject to any collective bargaining agreements. There has never been a material interruption of our operations due to labor disputes.

SIGNIFICANT CUSTOMERS

We had no individual customers that accounted for 10 percent or more of our consolidated net sales during the past three fiscal years.

INTELLECTUAL PROPERTY

Trademarks, patents and other forms of intellectual property are vital to the success of our business and an essential factor in maintaining our competitive position in the health and fitness industry.

Trademarks

We own many trademarks including Nautilus®, Bowflex®, Power Rod®, TreadClimber®, Schwinn® Fitness, SelectTech®, StairMaster®, Trimline® and Universal®. The vast majority of our trademarks are either registered or protected by common law rights. Our trademarks are displayed in a prominent manner on nearly all of our products. We believe that having distinctive trademarks, which are readily identifiable by consumers, is an important factor in creating a market for our products, in identifying our Company and in distinguishing our goods from others.

Each federally registered trademark is renewable indefinitely if the trademark is still in use at the time of renewal. We are not aware of any material claims of infringement or other challenges to our trademark rights in our major markets.

Patents

The Company has a broad array of patents, both issued and pending, covering its exercise equipment. These patents cover a variety of technologies, some of which are deployed in the following products: TreadClimber; variable stride ellipticals; selectorized weights; recumbent bicycles; and the Bowflex Revolution. Patent protection for these technologies extends as far as 2025, with none expiring prior to 2015. Patent protection has ended for our rod-based home gyms and stepper products. Expiration of these and other patents could trigger the introduction of similar products by our competitors.

Building our intellectual property portfolio is an important factor in maintaining our competitive position in the health and fitness equipment industry. We have followed a policy of filing applications for U.S. and foreign patents on inventions, new designs and improvements that we deem valuable to our business. If we do not, or are unable to, adequately protect our intellectual property, other parties might use our technology to market their products, which could have a material adverse impact on our sales, profitability and cash flows. We protect our proprietary rights vigorously and take prompt, reasonable action to prevent counterfeit reproductions of or other infringement on our intellectual property. If we experience an increase in our market share, geographic scope or expand our product categories, intellectual property disputes could escalate, making it more expensive for us to establish and/or protect our proprietary rights and defend the Company against claims of infringement by others. Refer to Note 15 of the consolidated financial statements located at Part II, Item 8 of this Form 10-K for a discussion of significant intellectual property disputes.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

Our operations are subject to various laws and regulations both domestically and abroad. In the United States, federal, state and local regulations impose standards on our workplace and our relationship with the environment. For example, the U.S. Environmental Protection Agency (“EPA”), Occupational Safety and Health Administration (“OSHA”) and other federal agencies have the authority to promulgate regulations which may impact our operations. In particular, we are subject to legislation placing restrictions on our generation, emission, treatment, storage and disposal of materials, substances and wastes. Such legislation includes: the Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; and the Comprehensive Environmental Response and the Compensation and Liability Act (also known as Superfund). We are also subject to the requirements of the Consumer Product Safety Commission and the Federal Trade Commission, in addition to regulations concerning employee health and safety matters.

Our manufacturing and assembly operations expose us to claims related to environmental matters. Although compliance with federal, state, local and international environmental legislation has not had a material adverse effect on our financial condition or results of operations in the past, there can be no assurance that material costs or liabilities will not be incurred in connection with such environmental matters in the future. Future events, such as changes in existing laws and regulations, enforcement policies or the discovery of contamination on sites owned or operated by us, may give rise to additional compliance costs or operational interruptions which could have a material adverse effect on our business, financial condition, results of operations and cash flows. While we are not aware of any existing conditions that are likely to result in material costs or liabilities to us, there can be no assurance that all potential instances of soil or ground water contamination have been identified, even where environment site assessments have been conducted. Accordingly, there can be no assurance that previously unknown environmental conditions, or known conditions which have not been fully evaluated, will not be discovered at any of our properties, whether presently or formerly owned or leased by us, or that the cost of remediating such conditions will not be material.

AVAILABLE INFORMATION

We were incorporated in the state of Washington in January 1993. Our common stock is listed on the New York Stock Exchange and trades under the symbol “NLS.” Our principal executive offices are located at 16400 SE Nautilus Drive, Vancouver, Washington 98683, and our telephone number is (360) 859-2900. The internet address of our corporate website is http://www.nautilus.com.

We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. You can inspect and obtain a copy of our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet site at http://www.sec.gov where you can access copies of most of our SEC filings.

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, available free of charge on our website. In addition, our code of business conduct and ethics, corporate governance policies, and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are also available on our corporate website. The information found on our website is not part of this Form 10-K.

Item 1A. Risk Factors

Special Note Regarding Forward-Looking Statements

This Form 10-K, including Item 1 of Part I and Items 7 and 7(A) of Part II, contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or conditions, including any statements regarding anticipated sales growth across markets, distribution channels, and product categories, expenses and gross margins, expense as a percentage of revenue, anticipated earnings, new product introductions, manufacturing plans and activities, future capital expenditures, our turnaround plan, financing and working capital requirements and resources. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Item 1(A), Risk Factors, of this Form 10-K. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

A continued decline in consumer spending likely would negatively affect our product revenues and earnings.

Success of each of our products depends substantially on the amount of discretionary funds available to our consumers. Global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in these conditions. A continued decline in general economic conditions could further depress consumer spending, especially spending for discretionary consumer products such as ours. Higher interest rates could increase monthly payments for consumer products financed through one of our monthly payment plans.

These poor economic conditions could in turn lead to substantial further decreases in our net sales or have a material adverse effect on our operating results, financial condition and cash flows.

We rely on our loan agreement to provide us with sufficient working capital to operate our business.

We rely on our existing $30 million asset-based loan agreement to provide us with adequate working capital to operate our business. We are able to borrow the lesser of $30 million or the borrowing capacity, which is based primarily on the domestic value of inventory and accounts receivable, as adjusted for certain items identified in the credit facility. Seasonal changes in our inventory and accounts receivable balances may cause a decline in our borrowing capacity, which would limit the amount that can be borrowed against the facility below the $30 million.

If we default under the loan agreement with our lender, and they reduce or terminate our access to amounts under our credit facility, we may not have sufficient capital to fund our working capital needs and/or we may need to secure additional capital or financing to fund our working capital requirements or to repay outstanding debt under our credit facilities. We can make no assurance that we will be successful in ensuring our availability to amounts under our credit facilities. If we are not able to maintain our borrowing availability under our credit facilities and/or raise additional capital when needed, we may be forced to sharply curtail our efforts to manufacture and promote the sale of our products or to curtail operations.

We may need to raise additional financing if our financial results do not improve.

We sustained significant operating losses during 2008 and 2007, contributing to a decrease in cash and net working capital. If we continue to experience significant operating losses and reductions in net working capital, we will need to obtain additional debt or equity financing to continue operating. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all, or that any amount raised will be sufficient to meet our cash requirements. If we are not able to raise needed capital, we would be forced to sharply curtail our operations, including efforts to manufacture and promote the sale of products.

Failure to successfully implement our turnaround strategies may adversely affect revenues and expenses.

To implement our business strategy, we must effectively manage our turnaround in each of our business segments. We expect to continue to change various aspects of our business, enhance our information systems and operations, and attract, retain and manage qualified personnel. Our turnaround efforts could place an increasing strain on management, financial, product design, marketing, manufacturing, distribution and other resources, and we could experience operating difficulties in association with our turnaround and restructuring plans. As a result of these and other pressures, our turnaround strategies involve many risks and uncertainties that could have a material adverse effect on our results of operations, financial condition and cash flows.

Our turnaround activities have resulted in significant charges to our results of operations. We anticipate the completion of our turnaround strategy will require additional charges as we continue to restructure our business and operations. We are exploring opportunities to sublease or terminate our leases on properties we are no longer using in Tulsa and to reduce the amount of space leased for our headquarters in Vancouver, Washington. We may decide to further consolidate our U.S. or international operations. Any decisions we make regarding these and other turnaround and restructuring efforts may have a material adverse affect on our results of operations, financial condition and cash flows.

A significant decline in availability of media time or substantially higher advertising rates may hinder our ability to effectively market our products and may reduce profitability.

We depend on television commercials and television infomercials to market and sell out direct marketed products. Consequently, a marked increase in the price we must pay for our preferred media time or a reduction in its availability may adversely impact our financial performance.

Our revenues could decline due to changes in credit markets and decisions made by credit providers.

Reductions in consumer lending and the availability of consumer credit could limit the number of customers with the financial means to purchase our products. In the past, we have partnered with financial service companies, including HSBC, to assist our customers in obtaining financing to purchase our products. Our present agreement with HSBC helps certain customers obtain financing if they qualify for HSBC’s private label Bowflex revolving credit card. In March 2009, HSBC announced it would no longer participate in consumer lending in the U.S. through its HFC and Beneficial brand names. We have been notified by HSBC that the announced restructuring of their operations would not affect our agreement with HSBC or the Bowflex revolving credit card. However, we cannot be assured that HSBC, or others, will continue to provide consumers with access to credit or that credit limits under such arrangements will not be reduced. Such restrictions or reductions in the availability of consumer credit could have a material adverse impact on our results of operations, financial condition and cash flows.

Failure to collect accounts receivable from our customers could adversely affect our ability to operate our business.

Our trade receivables reflect a large and diverse customer base, with approximately 70% pertaining to customers in the U.S. and approximately 30% pertaining to international customers. Our trade receivables are generally unsecured and therefore collection is affected by the economic conditions in each of our principal markets. Collection of receivables due from customers outside the U.S. may also be negatively impacted by the nature, and extent of our business presence in a particular country and any rights or protections afforded to our customers under a country’s legal system. We cannot predict, with certainty, future changes in the financial stability of our customers or in the general economy. We periodically review the credit worthiness of our customers to help gauge collectability and increase our allowance for doubtful accounts when collection is at risk. However, our actual future losses from uncollectible accounts may differ from our estimates. Our ability to collect the amounts due from our customers could be impacted by various factors including: a deterioration in the financial condition of a key customer, inability of customers to obtain bank credit lines, a significant slow-down in the economy, our efforts to pursue collections, product quality matters or other customer disputes. If our estimates of uncollectible amounts are inaccurate or change significantly or we are unable to collect amounts due from our customers, it could have a material adverse affect on our operating results, financial condition and cash flows.

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

•

The impact of the global market and economic conditions on the financial stability of our contract manufacturers and their ability to operate without requesting earlier payment terms or letters of credit;

•	Potential lack of adequate capacity to manufacture all or a part of the products we require; and

•	Reduced control over the availability of our products.

Our contract manufacturers are primarily located in Asia and may be subject to disruption by natural disasters, as well as political, social or economic instability. The temporary or permanent loss of the services of any of our primary contract manufacturers could cause a significant disruption in our product supply chain and operations and delays in product shipments. In addition, other than our contract with Land America, which expires in December 2010, our third-party manufacturing contracts are terminable by either party on relatively short notice.

Our revenues and profitability can fluctuate from period to period and are often difficult to predict due to factors beyond our control.

Our results of operations for any individual quarter or year may not be indicative of results to be expected in future periods. Our operating results have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations as a result of a number of factors, including:

•	The introduction and market acceptance of new products;

•	Variations in product selling prices and costs and the mix of products sold;

•	The size and timing of customer orders, which, in turn, often depend upon the success of our customers’ businesses or specific products;

•	Changes in the market conditions for consumer and commercial fitness equipment;

•	Changes in macroeconomic factors;

•	The availability of consumer and commercial credit;

•	The timing and availability of products coming from our offshore contract manufacturing partners;

•

Seasonality of markets, such as the direct consumer and retail consumer markets, which vary quarter-to-quarter and are influenced by outside factors such as overall consumer confidence and the availability and cost of television advertising time;

•	The effectiveness of our media and advertising programs; and

•	Customer consolidation in our retail or commercial segments, or the bankruptcy of any of our larger customers.

These trends and factors could harm our business, operating results, financial condition and cash flows in any particular period.

Our operating expenses and portions of our costs of revenues are relatively fixed, and we may have limited ability to reduce expenses sufficiently in response to any revenue shortfalls.

Many of our operating expenses are relatively fixed. We may not be able to adjust our operating expenses or other costs sufficiently to adequately respond to any revenue shortfalls. If we are unable to reduce operating expenses or other costs quickly in response to any revenue shortfall, it would negatively impact our operating results, financial condition and cash flows.

If we are unable to anticipate consumer preferences or to effectively develop, market and sell future products, our future revenues and earnings could be adversely affected.

Our future success depends on our ability to develop, or acquire the rights to, and effectively produce, market, and sell new products that create and/or respond to new and evolving consumer demands. Accordingly, our net sales and profitability may be harmed if we are unable to develop, or acquire the rights to new or different products that satisfy consumers’ preferences. In addition, any new products that we market may not generate sufficient net sales to recoup their development, acquisition, production, marketing and selling and other costs.

A delay in getting foreign sourced products through customs in a timely manner could result in cancelled orders and unanticipated inventory accumulation.

Many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the U.S. or our other markets. The countries in which our products are produced or sold may adjust or impose new quotas, duties, tariffs or other restrictions. Further, our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the free flow of goods through open and operational ports worldwide. Labor disputes at various ports create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak importing seasons. Any of these factors could have a material adverse effect on our business, potentially resulting in reduced revenues and earnings, cancelled orders by customers and/or unanticipated inventory accumulation.

Unpredictable events and circumstances relating to our international operations, including our use of foreign manufacturers, could result in cancelled orders, unanticipated inventory accumulation, and reduced revenues and earnings.

A portion of our revenue is derived from sales outside the U.S. For the year ended December 31, 2008, international sales represented approximately 22% of our consolidated net sales. In addition, a substantial portion of our products are manufactured outside of the U.S. Accordingly, our future results could be materially adversely affected by a variety of factors pertaining to international trade, including: changes in a specific country’s or region’s political or economic conditions; trade restrictions; import and export licensing requirements; changes in regulatory requirements; additional efforts to comply with a variety of foreign laws and regulations; and longer payment cycles in certain countries, thus requiring us to finance customer purchases over a longer period than those made in the U.S. In addition, we rely on the performance of employees and dealers located in foreign countries. Our ability to control the actions of these employees and dealers may be limited by the laws and regulations in effect in each country. Changes in any of the above factors could have a material adverse effect on our business, operating results, financial condition and cash flows.

Failure or inability to protect our intellectual property could significantly harm our competitive position.

Protecting our intellectual property is an essential factor in maintaining our competitive position in the health and fitness industry. If we do not, or are unable to, adequately protect our intellectual property, our sales and profitability may be adversely affected. We currently hold approximately 115 patents and trademarks and have approximately 65 patent and trademark applications pending in the United States. However, our efforts to protect our proprietary rights may be inadequate, and applicable laws provide only limited protection.

Trademark infringement or other intellectual property claims relating to our products could increase our costs.

Our industry is susceptible to litigation regarding trademark and patent infringement and other intellectual property rights. We could become a plaintiff or defendant in trademark and patent infringement claims or claims of breach of license. The prosecution or defense of intellectual property litigation is both costly and disruptive of the time and resources of our management, even if the claim or defense against us is without merit. We could also be required to pay substantial damages or settlement costs to resolve intellectual property litigation or related matters.

Future impairments on intangible assets could negatively impact our operating results.

We have intangible assets of $34.4 million and goodwill of $2.4 million at December 31, 2008. A decline in revenue, a change in market conditions, a change in competitive products or technologies or a change in management’s intentions to utilize our intangible assets may lead to further impairment charges. We recorded impairment charges of $30.9 million in 2008 related to our goodwill and intangible assets. Any future impairment charges, if significant, could materially and adversely affect our reported operating results.

Intense competition may have a negative impact on our net sales and operating results.

Our products are sold in highly competitive markets with limited barriers to entry. As a result, introduction of lower priced or more innovative products could result in a significant decline in our net sales, operating results, financial condition and cash flows.

Inability to effectively manage our distribution facilities may harm our business and financial results.

Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities and the timely performance of services by third parties, including those involved in shipping product to and from our distribution facilities. Our distribution facilities are located in Oregon and Virginia in the United States, and Manitoba, Canada. We also have third-party warehousing and distribution arrangements to assist us in managing product movement in the United States, the Netherlands, United Kingdom, Switzerland and Germany.

Operations at our distribution facilities could be interrupted by disasters such as earthquakes or fires. We maintain business interruption insurance, but it may not adequately protect us from the adverse effect that could be caused by significant disruptions in our distribution network.

Our or others failure to maintain information and communication systems could result in interruptions to our business.

Our business is increasingly reliant on information and communication technology, and a substantial portion of our revenues are generated with the support of information and communication systems. The success of our direct business is heavily dependent on our ability to respond to customer sales inquiries and process sales transactions using our call center communication systems, internet websites and similar data monitoring and communication systems provided and supported by third-parties. If such systems were to fail, or experience significant or lengthy interruptions in availability or service, our revenues could be materially affected. We also rely on information systems in all stages of our production cycle, from design to distribution, and we use such systems as a method of communication between employees, our subsidiaries overseas, as well as our customers. In addition, we use information systems to maintain our accounting records, assist in collection and customer service efforts, and to forecast operating results and cash flows. System failures or service interruptions may occur as the result of a number of factors, including: computer viruses; hacking or other unlawful activities by third parties; disasters; equipment, hardware or software failures; cable outages, extended power failures, or our inability or failure to properly protect, repair or maintain our communication and information systems. To mitigate the risk of business interruption, we have in place a disaster recovery program that targets four of our most critical operational systems. If our disaster recovery system is ineffective (in whole or in part), or efforts conducted by us or third-parties to prevent or respond to system interruptions in a timely manner are ineffective, our ability to conduct operations would be significantly affected. Any of the aforementioned factors could have a material adverse affect on our operating results, financial condition and cash flows

Currency exchange rate fluctuations could result in higher costs and decreased margins.

We have significant sales outside of the U.S. As a result, we conduct transactions in various currencies which increase our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses could be affected by currency fluctuations. Currency exchange rate fluctuations could also disrupt the business of independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Therefore, our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we, our customers or our suppliers conduct business.

Our business is affected by seasonality which results in fluctuations in our operating results.

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

We may be adversely affected by the financial health of our customers.

We extend credit to our customers, generally without requiring collateral, based on our assessment of a customer’s financial circumstances. To assist in the scheduling of production and the shipping of seasonal products, we offer customers the ability to place orders four to six months ahead of delivery. These advance orders may be cancelled, and the risk of cancellation may increase when dealing with financially challenged customers struggling with economic uncertainty. In the past, some customers have experienced financial difficulties which in turn have had an adverse effect on our business. More recently, customers have been cautious in placing orders as a result of weakness in the economy. The slowing global economy is expected to continue to negatively affect the financial health of our customers and have an adverse effect on our results of operations, financial condition and cash flows.

Government regulatory actions could disrupt our marketing efforts and product sales.

Various international and U.S. federal, state and local governmental authorities, including the Federal Trade Commission, Environmental Protection Agency, and the Consumer Product Safety Commission, regulate our marketing efforts and the manufacturing of products. Our sales and profitability could be significantly harmed if any of these authorities commence a regulatory enforcement action that interrupts our marketing or manufacturing efforts, results in a product recall or negative publicity, or requires changes in product design.

We are subject to periodic litigation, product liability risk and other regulatory proceedings which could result in unexpected expense of time and resources.

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

We also may not be able to successfully acquire intellectual property rights, protect existing rights, or potentially prevent others from claiming that we have violated their proprietary rights when we launch new products. We could incur substantial costs in defending against such claims even if they are without basis, and we could become subject to judgments or settlements requiring us to pay substantial damages, royalties and/or other sums.

We are subject to warranty claims for our products which could result in unexpected expense.

Many of our products carry limited warranties for defects in quality and workmanship. We may experience significant expense as the result of product quality issues, product recalls or product liability claims which may have a material adverse effect on our business. We maintain a warranty reserve for future warranty claims. However, the actual costs of servicing future warranty claims may exceed the reserve and have a material adverse effect on our results of operations, financial condition and cash flows. For example, during 2007, the Company sharply curtailed sales of two commercial products due to quality issues and incurred $16.9 million in associated discontinued inventory and warranty costs.

In order to be successful, we must attract, retain and motivate key employees, and failure to do so may have an adverse impact on our business.

Our future success depends on our ability to attract and retain key executives, managers, product development engineers, sales personnel and others. We face intense competition for such individuals worldwide. Not being able to attract or retain these employees may have a material adverse effect on our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following is a summary of principal properties owned or leased by the Company as of December 31, 2008.

Reportable Segment	Location	Primary Function(s)	Owned or Leased
Corporate	Washington	World headquarters, call center, retail store and warehouse	Leased

Retail and Direct	Oregon	Warehouse and distribution	Leased

Commercial	Virginia	Warehouse and distribution	Owned

Commercial	Virginia	Commercial equipment manufacturing	Owned

Commercial	Virginia	Engineering, prototyping, customer service and administrative	Owned

Commercial	Virginia	Showroom	Owned

Commercial	Virginia	Commercial equipment sales and warehouse	Owned

Commercial	Virginia	Two warehouse and distribution facilities	Owned

Corporate	Colorado	Testing and engineering	Leased

Commercial	Oklahoma*	Manufacturing	Leased

Commercial	Oklahoma*	Distribution	Leased

Direct	Canada	Distribution, warehouse and showroom	Leased

Commercial	Switzerland	Administrative	Leased

Commercial	Switzerland	Warehouse and distribution	Leased

Commercial	Germany	Administrative, showroom and warehouse	Leased

Commercial	United Kingdom	Administrative, showroom and warehouse	Leased

Commercial	Italy	Administrative	Leased

Commercial	China*	Administrative and sales	Leased

Corporate	China	Research and development	Leased

*	These leased facilities are scheduled for closure in 2009. We are exploring opportunities to terminate the lease or sub-lease the space.

In general, our properties are well maintained, adequate and suitable for their purposes, and we believe these properties will meet our operational needs for the foreseeable future. If we require additional warehouse or office space, we believe we will be able to obtain such space on commercially reasonable terms.

We continue to explore opportunities to consolidate our operations and reduce our overhead costs. As a result, we may incur expenses associated with the renegotiation or termination of certain lease agreements.

Item 3. Legal Proceedings

In connection with the sale of Pearl Izumi to Shimano American Corporation in April 2008, the Company agreed to indemnify Shimano American Corporation in a lawsuit filed by Salomon S.A. against Pearl Izumi arising out of a claim of alleged patent infringement regarding the use of ventilated fabric in certain shoes manufactured by Pearl Izumi. The lawsuit was filed in Mannheim, Germany and the relief sought by Salomon includes monetary damages and injunctive relief. This matter was settled for an immaterial amount in November 2008.

In 2004, the Company was sued in the Southern District of New York, by BioSig Inc., for alleged patent infringement in connection with the Company’s incorporation of heart rate monitors into certain of its cardio products. The Company does not manufacture monitors, but purchases them from third party manufacturers for use on its cardio products. From 2004 through the middle of 2008 no significant activity occurred and the litigation was essentially dormant. In and around April 2008, following BioSig’s hiring of new counsel and the re-assignment of the case to a new federal judge, the litigation activity in this matter increased. The Company does not believe that its use of heart rate monitors purchased from third parties infringe the BioSig patents.

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

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is listed on the New York Stock Exchange (the “NYSE”) and trades under the symbol “NLS.” As of February 28, 2009, there were 75 holders of record of our common stock and approximately 32,700 beneficial shareholders.

The following table sets forth the high and low sales prices and dividends paid per common share for each period presented:

	High	Low	Dividends Paid
2008:
Quarter 1	$5.50	$3.00	—
Quarter 2	6.85	3.15	—
Quarter 3	6.37	4.09	—
Quarter 4	4.55	1.66	—

2007:
Quarter 1	$18.63	$13.38	$0.10
Quarter 2	16.16	12.04	0.10
Quarter 3	12.66	7.46	0.10
Quarter 4	8.44	4.31	—

The Company paid no dividends in 2008 and $9.5 million ($0.30 per share) in 2007. In the fourth quarter of 2007, our Board of Directors suspended dividend payments. Payment of any future dividends is at the discretion of our Board of Directors, which considers various factors such as our financial condition, operating results, current and anticipated cash needs and future expansion plans. In addition, the Company’s loan agreement with Bank of America, NA contains covenants restricting our ability to pay dividends. Based on the covenants, the Company is currently precluded from paying dividends.

Equity Compensation Plans

The following table provides information about the Company’s equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,011,202	$10.70	3,916,867
Equity compensation plans not approved by security holders	—	—	—

Total	2,011,202	$10.70	3,916,867

For further information regarding the Company’s equity compensation plans, refer to Note 11 of the consolidated financial statements located at Item 8 of this Form 10-K.

Item 6. Selected Financial Data

The following selected consolidated financial data has been derived from our audited consolidated financial statements. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”), and the consolidated financial statements and related notes included in this Form 10-K.

(In thousands except per share amounts)	2008	2007	2006	2005	2004
Statement of Operations Data:
Net sales	$411,178	$501,471	$617,271	$607,274	$523,837
Gross profit	150,637	179,363	266,378	262,806	238,933
Operating income (loss)	(83,441)	(68,612)	34,758	31,560	44,462
Income (loss) from continuing operations	(92,999)	(45,812)	24,920	21,974	29,985
Income (loss) from discontinued operations, net of tax (1)	2,411	(9,801)	4,180	1,026	—
Net income (loss)	(90,588)	(55,613)	29,100	23,000	29,985
Net income (loss) per share from continuing operations:
Basic	$(2.99)	$(1.45)	$0.77	$0.66	$0.92
Diluted	$(2.99)	$(1.45)	$0.77	$0.65	$0.90
Weighted Average Common Shares Outstanding:
Basic	31,117	31,538	32,300	33,303	32,757
Diluted	31,117	31,538	32,457	33,857	33,394
Balance Sheet Data:
Cash dividends declared and paid per share	$—	$0.30	$0.40	$0.40	$0.40
Cash, cash equivalents, and short-term investments	5,547	7,911	4,262	7,984	104,585
Short-term borrowings	17,944	79,000	47,500	40,147	—
Working capital	39,168	97,334	151,820	156,184	169,549
Total assets	197,519	390,840	424,942	413,286	359,641
Long-term debt	—	—	—	1,396	200

(1)	In April 2008, Nautilus completed the sale of Pearl Izumi, its former fitness apparel business. Assets, liabilities and results of operations associated with that business are presented, as discontinued operations, in the Company’s consolidated financial statements. See Note 16, “Discontinued Operations,” in the Notes to Consolidated Financial Statements section of Item 8, and related discussion in the following MD&A.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Our Management’s Discussion and Analysis of Financial Condition and Results of Operation (the “MD&A”) should be read in conjunction with our consolidated financial statements and related notes located at Item 8 of this Form 10-K.

EXECUTIVE OVERVIEW

Nautilus is a global fitness products company providing innovative, quality solutions to help people achieve a fit and healthy lifestyle. We are a leading designer, developer, manufacturer and marketer of fitness products sold around the world. We believe our brands are some of the strongest in the industry.

We market our products through three business segments: direct, retail and commercial. The direct segment offers products directly to consumers through direct advertising, catalogs and the internet. Our retail segment offers our products through a network of over 5,000 retail locations. Our commercial segment offers products to health clubs, schools, hospitals and other organizations, which typically require unique strength and cardio products designed for higher usage. We believe that a segment approach to our business allows us to hold each business unit manager accountable for the operations and results of their respective areas. Each business segment is focused on improving shareholder returns with a particular emphasis on profitability and capital productivity.

We adopted the business segment model as part of a reorganization program implemented in the second quarter of 2008. Although our reorganization plan has not been entirely implemented, and in spite of the present challenging economic environment, we are seeing benefits from our efforts, particularly in terms of reduced operating expenses.

During 2008, we made a number of strategic decisions which impacted our operating results:

•	We restructured our workforce to better match the requirements of the newly formed business segment organization;

•	We closed our Tulsa commercial manufacturing facility and transferred operations to third party manufacturers in Asia and our owned manufacturing facility in Independence, Virginia;

•	We consolidated our U.S. distribution centers and aligned the products by segment to allow for more efficient product handling;

•	We ceased direct business sales through our Australian subsidiary and closed those operations;

•	We sold our apparel division, Dash America, Inc. d/b/a Pearl iZumi;

•	We closed our Canadian call center and consolidated our call center operations in Vancouver, Washington to achieve better economies of scale;

•	We terminated a number of marketing arrangements to better align our spending with our revised operating plans;

•	We reduced our revolving line of credit to a level better suited for our anticipated borrowing; and

•	We exercised our right to terminate agreements to purchase the Land America manufacturing facility located in China.

Global market and economic conditions have been, and continue to be, disruptive and volatile, and in recent months the volatility has reached unprecedented levels. Concerns about the systemic impact of geopolitical issues, the availability and cost of credit, currency volatility, slowing global economies, the United States mortgage market and a decline in the real estate market in the U.S. and elsewhere have contributed to diminished expectations for the U.S. and world economies. These conditions, including declining business and consumer confidence and increased unemployment, have contributed to reductions in consumer spending, particularly on discretionary products such as ours. During 2008, we implemented cost reduction efforts to adjust for the decline in revenue; however, our restructuring and cost reduction efforts could only partially offset the financial impact of the aforementioned factors on our revenue. We will continue to move forward with our restructuring and cost reduction strategies. It is uncertain as to when the economy will recover, and it is not clear that our restructuring activities and cost reduction initiatives will sufficiently offset the impact of the poor economic environment on our net sales.

Current economic conditions have led to greater than anticipated losses from operations, which have caused us to encounter difficulty in maintaining the covenants under our revolving credit facility. Although we have been able to obtain waivers in the past, which have allowed us to exclude certain items from the covenant calculations, we can provide no assurance that we will be able to obtain waivers in the future.

As a result of these challenges, we sustained significant operating losses during 2008 and 2007, contributing to a decrease in cash and net working capital, and have had to rely on financing to fund our operations. If we continue to experience significant operating losses and reductions in net working capital, we will need to obtain additional debt or equity financing to continue operating. If we are not able to raise needed capital, we would be forced to sharply curtail our operations, including efforts to develop, manufacture and promote the sale of products.

OVERVIEW

Substantially all of our revenues are generated from product sales. Our net sales for the year ended December 31, 2008, totaled $411.2 million, a decline of 18.0% compared to the $501.5 million reported for the year ended December 31, 2007. The decline in net sales is primarily due to a weak consumer environment and tight credit market.

Gross profit margins increased, to 36.6% in 2008, compared to 35.8% in 2007. We have implemented a number of cost savings initiatives during 2008 and implemented sales price increases in all segments. The impact of these efforts were substantially offset by an 18.0% decline in total sales and a change in sales mix resulting in a 25.4% decline in direct segment revenue. Gross profit for 2008 was reduced by charges of $6.8 million for discontinued inventory, $1.4 million for severance and $2.7 million for costs incurred with closing the Tulsa manufacturing facility. Gross profit for 2007 was reduced by the impact of $16.9 million in discontinued inventory and warranty costs related to specialized cardio product sold in the commercial segment that was not meeting durability requirements and led to curtailment of shipments in most countries. The direct segment is generally our highest margin business.

Our operating expenses have declined due to our aforementioned restructuring efforts and profitability initiatives implemented in late 2007 and early 2008. Such initiatives included reorganizing and reducing our workforce, combining our U.S. and Canadian call center, closing the direct business in Australia, and the termination of a number of marketing arrangements. Operating expenses for 2008 totaled $234.1 million, compared to $248.0 million reported in 2007. Operating expenses for 2008 included; $29.8 million in goodwill impairment charges and $1.1 million in other intangibles impairment charges; $14.0 million in restructuring charges; $2.8 million in write-downs associated with assets owned by a subsidiary in China; $2.5 million in bad debt expense; $1.1 million write down of previously deferred financing costs as a result of amending our loan agreement; $2.0 million in legal and contract settlement costs; $0.6 million in reimbursement obligations for costs incurred by Sherborne Investors in a shareholder action to obtain representation on our Board of Directors. Operating expenses for 2007 included an $18.3 million benefit associated with a favorable legal settlement with ICON Health and Fitness; $26.8 million in restructuring charges; a $4.8 million bad debt expense due to the bankruptcy of a customer; and $2.7 million in costs incurred by the Company in countering the action of Sherborne Investors. The reduction in operating expenses, compared to the prior year, is a result of management’s efforts to better align operating expenses with current and anticipated revenue levels through significant reductions in media expenses, personnel costs and other discretionary expenses. We will continue to focus on reducing our operating expenses in the coming months as we move forward with our turnaround strategy.

In addition, we anticipate recognizing additional restructuring expenses of approximately $12.5 million through the second quarter of 2009 related primarily to severance costs, real estate lease terminations and write-off of leasehold improvements.

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our critical accounting policies and estimates are discussed below.

Management and our independent auditors regularly discuss with the Audit Committee of our Board of Directors, each of our critical accounting policies and estimates, including the underlying assumptions and related disclosure in the notes to our consolidated financial statements, located at Item 8 of this Form 10-K.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectibility is reasonably assured, title and risk of loss have passed and there are no significant remaining performance obligations. Title generally passes upon shipment or upon receipt by the customer, depending on the country of the sale and the specific terms of the sales arrangement. Revenues for products sold to our direct and retail customers are recognized at the time of shipment. Revenue is recognized for commercial product sales based on the specific terms of the arrangement. If the arrangement requires us to deliver and install the commercial products, we record revenue upon delivery and installation, which generally occur in tandem. If the arrangement calls for a third-party to deliver and install the products, revenue is recognized upon delivery of the product to a common carrier, as title and risk of loss has passed to the buyer. Installation revenue and expenses are not material to our results of operations. We record taxes collected from customers and remitted to governmental authorities on a net basis, excluded from revenue. Shipping and handling fees billed to customers are recorded gross, meaning they are included in both revenue and cost of sales. Many of our direct segment customers finance their purchases through a third party entity, and we pay a commission, or customer financing fee, to the financing entity pursuant to our merchant contract with the entity. We record sales for these transactions based on the sales prices charged to our customers and record the commission or financing fee as a component of selling and marketing expense.

Revenue is recognized net of applicable sales incentives, such as promotional discounts, rebates and return allowances. We estimate the revenue impact of our incentive programs based on the planned duration of the program and historical experience. If the amount of our sales incentives can be reasonably estimated, we record the impact of such incentives at the later of, the time we notify our customer of the sales incentive, or the time of the sale. If the amount of our sales incentives can not be reasonably estimated, due to lack of historical data or other factors, we defer revenue recognition until the earlier of (i) receipt of payment under the contract or (ii) such time as we are able to arrive at a reasonable estimate of the amount of the incentive.

We estimate our liability for product returns based on historical experience and record the expected obligation as a reduction in revenue. If actual return costs differ from our estimates, the recorded amount of the liability and corresponding revenue are adjusted.

Goodwill and Intangible Asset Valuation

We evaluate our indefinite-lived intangible assets and goodwill for potential impairment annually or when events or circumstances indicate their carrying value may be impaired. Our judgments regarding potential impairment are based on a number of factors including: the timing and amount of anticipated cash flows; market conditions; relative levels of risk; the cost of capital; terminal values; royalty rates; and the allocation of revenues, expenses and assets and liabilities to business segments. Each of these factors can significantly affect the value of our goodwill and indefinite-lived intangible assets and, thereby, could have a material adverse affect on our financial position and results of operations.

Events could cause us to conclude that goodwill or other intangible assets are impaired. Due to a challenging economy and reductions in 2007 and 2008 revenues, in the fourth quarter of 2008 we recognized a $29.8 million impairment loss on goodwill associated with our retail business and a $1.1 million impairment in other intangibles charges related to our StairMaster trade name. Additionally, in the fourth quarter of 2007, we recognized an impairment loss of $3.0 million related to the rights to certain intangible assets acquired in a legal settlement with ICON Health and Fitness. The goodwill impairment is reported in a separate line in our consolidated statement of operations, and the other intangibles impairments are recorded as components of general and administrative and restructuring expenses.

Accounts Receivable Valuation

We evaluate the collectibility of our accounts receivable based on a combination of factors including: an aging of receivable balances, historical collection experience, our understanding of the current financial status of key customers and overall economic conditions. We periodically review the credit worthiness of our customers to help gauge collectibility and increase our allowance for doubtful accounts when collection is at risk. We believe that by analyzing historical trends and monitoring potential collection problems, we have sufficient information to establish a reasonable estimate of the portion of our receivable balances that will not be collected. However, since we cannot predict, with certainty, future changes in the financial stability of our customers or in the general economy, our actual future losses from uncollectible accounts may differ from our estimates. Our ability to collect the amounts due from our customers could be impacted by various factors including: a deterioration in the financial condition of a key customer, inability of customers to obtain bank credit lines, a significant slow-down in the economy, our efforts to pursue collections, product quality matters or other customer disputes. Even though portions of our accounts receivable are protected by a security interest in products held by customers, any of the factors noted above may affect our ability to collect all, or a portion of, our receivable balances and could have a material impact on our financial position, results of operations and cash flows.

Inventory Valuation

Our inventory is reported at the lower of cost or market, with cost determined based on the first-in, first-out method. Any abnormal amounts of idle facility expense, freight, handling costs and spoilage are recognized as current period charges. Further, any unallocated overhead remaining after the allocation of fixed production overhead to inventory, based on the normal capacity of the production facilities, are expensed in the period in which they are incurred. We establish provisions for excess, slow moving and obsolete inventory based on inventory levels, expected product life and forecasted sales demand. In assessing the ultimate realization of inventory values, we are required to make judgments regarding the salability of our products, including an assessment of future demand compared with existing inventory levels, competitive factors, and changes in technology and product life cycles. A significant change in any of the aforementioned factors could have a material impact on our financial position, results of operation and cash flows. It is also possible that an increase in our inventory provisions may be required in the future if there is a significant decline in demand for our products and we do not adjust our production activities or our purchases from third-party contract manufacturers accordingly.

Product Warranties

The Company’s products carry limited defined warranties for defects in materials or workmanship. Our warranties generally obligate us to pay for the costs to manufacture or purchase warranty parts, ship the parts to our customers, and, in certain instances, service costs to replace the warranty part. We record a liability, at the time of sale, for the estimated costs of responding to future warranty claims. The liability is recorded as a component of cost of sales and is estimated based on historical warranty claim experience and available product quality data. If necessary, the Company adjusts its liability for specific warranty matters when they become known and are reasonably estimable. Warranty expenses are affected by the performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to the customer, product failure rates, and higher or lower than expected repair costs. If estimated costs differ from actual warranty costs incurred, or if circumstances change such that the assumptions inherent in our previous estimates are no longer valid, we adjust our warranty reserve accordingly. Our estimates of warranty expenses are based on significant judgment, and the amount and value of warranty claims are subject to variation for the reasons noted above. Changes in the aforementioned factors or other warranty-related assumptions could have a significant impact on our results of operations, financial position and cash flows.

Stock-Based Compensation

We recognize stock-based compensation on a straight-line basis, over the applicable vesting period, based on the grant-date fair value of our awards. We estimate the fair value of our stock options using the Black-Scholes-Merton option valuation model and determine the fair value of our restricted stock awards based on the closing market price on the day preceding the grant.

Estimating the fair value of our stock-based awards involves inherent uncertainties and the application of management judgment. The valuation of our stock options requires us to make assumptions regarding the expected term of our options, expected future volatility in the market price of our common stock, future risk-free interest rates and future dividends, if any, expected to be approved by our Board of Directors.

We estimate future forfeitures, at the time of grant and in subsequent periods, based on historical experience, and recognize compensation expense for only those awards that are expected to vest. We reevaluate our estimate of forfeitures each quarter and, if applicable, recognize a cumulative effect adjustment in the period of the change if the revised estimate of forfeitures differs significantly from the previous estimate.

To the extent a stock-based award is subject to performance conditions, the amount of expense we record in a given period, if any, may fluctuate depending upon our assessment of the probability of achieving the performance targets.

Our stock-based compensation expense may also change, over time, as we review and adjust our compensation practices.

If factors, such as those discussed above, were to change, and we used different assumptions, our stock-based compensation expense in the future could be materially different from that reported in previous periods.

Litigation and Loss Contingencies

From time to time, we may be involved in claims, lawsuits and other proceedings. Such matters involve uncertainty as to the eventual outcomes and any losses we may ultimately realize when one or more future events occur or fail to occur. We record expenses for litigation and loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company estimates the probability of such losses based on the advice of internal and external counsel, the outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative developments and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates accordingly. A significant change in our estimates, or an outcome that differs from the assumptions incorporated in our estimates, may have a material impact on our financial position, results of operations and cash flows.

Income Tax Provisions

We account for income taxes based on the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the temporary differences are expected to be included, as income or expense, in the applicable tax return. The effect of a change in tax rates on our deferred tax assets and liabilities is recognized, in the period of the enactment.

We adopted the provisions of FIN 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position.

Significant judgments are required in determining tax provisions, evaluating tax positions and, when necessary, establishing or making adjustments to our valuation allowance. Such judgments require us to interpret existing tax law and other published guidance as applied to our circumstances. To the extent that it is more likely than not that all or some portion of deferred tax assets will not be realized, a valuation allowance must be established for that amount. If the Company’s financial results or other relevant facts change, thereby impacting the likelihood of realizing the tax benefit of an uncertain tax position, significant judgment would be applied in determining the effect of the change on our valuation allowance.

General

Our results of operations may vary significantly from period-to-period. Our revenues will fluctuate due to the seasonality of our industry; customer buying patterns; product innovation; the nature and level of competition for health and fitness products; our ability to manufacture or procure products to meet customer demand; and the level of spending on, and effectiveness of, our media and advertising programs. In addition, our revenues are highly susceptible to economic factors, including, among other things: the overall condition of the U.S. economy and economies of other countries where we market our products; and the availability of credit, both in the U.S. and abroad. Our profit margins may vary, in response to the aforementioned factors and our ability to manage product costs and effectively utilize our manufacturing capacity. Profit margins may also be affected by fluctuations in the costs or availability of materials used to manufacture our products, higher or lower fuel prices, and changes in the cost of other distribution or manufacturing-related services. Our operating profit or losses may also be affected by the relative success of strategies we employ to improve the efficiency and effectiveness of our organization. Historically our operating expenses have been influenced by media costs to produce and air advertisements, facility costs, operating costs of our information and communications systems, costs to develop and maintain our internet sites, bad debts costs and personnel related costs to attract and retain key personnel. In addition, our operating expenses have been impacted by asset impairment losses, restructuring charges and other significant unusual or infrequent expenses.

As a result of the above and other factors, our period-to-period operating results may not be indicative of future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry, in the current economic environment. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. For more information, see our discussion of Risk Factors located at Part I, Item IA of this Form 10-K.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

The table below sets forth selected financial information derived from our consolidated financial statements. The discussion that follows should be read in conjunction with the consolidated financial statements and the related notes.

	Year Ended December 31,		$ Change	% Change
(In thousands)	2008	2007
Net sales:
Direct channel	$185,704	$249,057	$(63,353)	-25.4%
Retail channel	106,715	114,697	(7,982)	-7.0%
Commercial channel	115,251	134,592	(19,341)	-14.4%
Royalty income	3,508	3,125	383	12.3%

Total net sales	411,178	501,471	(90,293)	-18.0%
Cost of sales	260,541	322,108	(61,567)	-19.1%

Gross profit	150,637	179,363	(28,726)	-16.0%

Gross profit as a percent of sales	36.6%	35.8%
Operating expenses:
Selling and marketing	135,342	179,826	(44,484)	-24.7%
General and administrative	46,526	49,360	(2,834)	-5.7%
Research and development	8,469	10,336	(1,867)	-18.1%
Goodwill impairment	29,755	—	29,755	N/A
Restructuring	13,986	26,753	(12,767)	-47.7%
Litigation settlement	—	(18,300)	18,300	N/A

Total operating expenses	234,078	247,975	(13,897)	-5.6%

Operating loss	(83,441)	(68,612)	(14,829)	-21.6%

Other income (expense):
Interest income	229	364	(135)	-37.1%
Interest expense	(1,753)	(5,014)	3,261	-65.0%
Other income (expense), net	(3,744)	1,234	(4,978)	-403.4%

Total other income (expense)	(5,268)	(3,416)	(1,852)	54.2%

Loss before income taxes	(88,709)	(72,028)	(16,681)	23.2%
Income tax expense (benefit)	4,290	(26,216)	30,506	-116.4%

Loss from continuing operations	(92,999)	(45,812)	(47,187)	-103.0%
Income (loss) from discontinued operations, net of tax	2,411	(9,801)	12,212	-124.6%

Net loss	$(90,588)	$(55,613)	$(34,975)	-62.9%

Net Sales

Net sales were $411.2 million in 2008, compared to $501.5 million in 2007, or a decline of 18.0%. The decline in net sales reflects lower net revenues in all business segments.

In the direct business, net sales declined $63.4 million, to $185.7 million in 2008, compared to $249.1 million in 2007, or a decrease of 25.4%. The decrease in net sales was primarily the result of declines in the sales of rod-based home gyms and the home version of certain TreadClimber products. In 2008, the Company reduced promotions in an effort to raise the profit margin percentage on rod based gyms, thus resulting in lower sales when compared to 2007. Also during 2008, the Company experienced a decline in the demand for home TreadClimbers. As a result, the Company changed it’s pricing strategy in late 2008 in order to increase volumes and also discontinued two of the highest priced TreadClimber models.

In the retail business, net sales decreased $8.0 million, to $106.7 million in 2008, compared to $114.7 million in 2007, a decrease of 7.0%. The overall decline in sales was driven by lower sales volumes of rod-based home gyms, due to a reduction in the number of rod-based products offered in this business, so as not to compete with our direct business, and declines in other Nautilus and Bowflex branded cardio products. In order to offset the decline in rod based gyms, we increased the presence of our SelectTech dumbbells, Schwinn ellipticals, and bikes.

In the commercial business, net sales declined $19.3 million, to $115.3 million in 2008, compared to $134.6 million in 2007, a decrease of 14.4%. The decrease in net sales was primarily the result of a difficult economic market, management’s decision to increase prices, reduce discounts and eliminate low volume products in order to improve margins. Revenues also declined due to the suspension of sales of the commercial TreadClimber due to durability and maintenance issues. Revenues for 2008 were favorably impacted by increased sales of the Nautilus One product line, which was introduced in the third quarter of 2007, and increased demand of updated StairMaster products.

International sales for 2008 and 2007 totaled $90.4 million and $108.0 million, respectively, representing approximately 22% of the Company’s total net sales in each period. Changes in average foreign currency exchange rates had a $4.4 million positive impact on our 2008 revenues.

Royalty income represents the revenue the Company receives for licensing certain owned patents, trademarks and brands to other companies. Royalty income increased to $3.5 million in 2008, compared to $3.1 million in 2007.

Gross Profit

Gross profit margins increased, to 36.6% in 2008, compared to 35.8% in 2007. We implemented a number of cost savings initiatives during 2008 and implemented sales price increases in all segments. The impact of these efforts were substantially offset by an 18.0% decline in total sales and a change in sales mix resulting in a 25.4% decline in direct business revenue. Gross profit for 2008 was reduced by charges of $5.7 million for discontinued inventory, $1.0 million in reserves against inventory owned by our China subsidiary, $1.4 million for severance and $2.7 million for costs incurred with closing the Tulsa manufacturing facility. The direct business is generally our highest margin business.

During 2007, the Company’s gross profit margins benefited from rebates due to us under our supply agreement with Land America. As a result of the termination of the agreement to purchase the Land America assets, those rebates were not available in 2008. The Company’s 2007 gross profit margins were negatively affected by approximately $16.9 million in warranty and inventory reserves related to the commercial TreadClimber and a commercial elliptical product.

Operating Expenses

Selling and Marketing

Our selling and marketing expenses principally consist of media and advertising expenses for our direct business, costs associated with our internal sales efforts, marketing costs for trade shows and bad debts.

Selling and marketing expenses were $135.3 million in 2008 compared to $179.8 million in 2007, a decrease of $44.5 million or 24.7%. The reduction reflects the Company’s efforts to reduce expenses to better match the declining revenue. During 2007, we were investing heavily in programs that were designed to generate revenue, including the Bowflex catalog, attending tradeshows, extensive travel to customer locations and the use of a third party to assist in selling our close-out products on the internet. Many of these activities were scaled back or stopped in late 2007 and early 2008 as we began implementing our restructuring and cost reduction plans. In addition, in 2008, we reduced our media and advertising expenses by approximately $12.1 million in our direct business to provide a more appropriate match between the costs of media advertising and anticipated sales results. The Company uses the services of outside media placement firms to assist in maximizing the return on media advertising and regularly adjusts the advertising – by type, product and total spend – to improve profitability. Other cost reduction activities that reduced selling and marketing expense during 2008 included a $7.2 million decline in personnel costs as a result of restructuring activities; a $7.5 million reduction in other discretionary expenses related to travel, trade show, catalog and sales promotions; and a $2.7 million reduction in financing fees as a result of lower direct business sales. Selling and marketing expenses in 2008 included $1.5 million in bad debt charges associated with the Company’s China subsidiary. Selling and marketing expenses in 2007 included charges of $4.8 million for bad debt expense for a significant customer and $1.6 million in costs supporting our Australian operations which were closed in early 2008.

General and Administrative

Our general and administrative expenses are primarily comprised of costs associated with corporate support functions, general management and other activities not related to our selling and marketing or research and development efforts, including when applicable, the impact of goodwill and intangible impairment losses.

General and administrative expenses in 2008 were $46.5 million compared to $49.4 million in 2007, a decrease of $2.8 million or 5.7%. General and administrative expenses in 2008 included: charges of $2.0 million for legal and contract settlement costs; $1.3 million in asset impairments related to the suspension of operations in our China sales office; $1.1 million in impairment charges on the StairMaster trade name; $1.1 million write down of previously deferred financing costs as a result of amending our loan agreement; and $0.6 million in reimbursement obligations related to a shareholder action. General and administrative expenses in 2007 included expenses of $2.7 million related to the special shareholders’ meeting in December 2007.

Research and Development

Our research and development expenses consist of internal and third-party costs associated with obtaining, creating and designing new technologies and innovations necessary to market new products, update or reengineer existing products or improve manufacturing efficiencies.

Research and development expenses decreased by $1.9 million, or 18.1%, to $8.5 million in 2008, compared to $10.3 million in 2007. The decline reflects a $0.9 million decrease in personnel expenses; a $0.7 million decrease in prototype expenses related to the Nautilus One product launch in 2007; and other decreases in discretionary expenses. The impact of these items was partially offset by increased facility charges for new leased space in Colorado and a $0.5 million increase in preproduction royalties related to a new product in development.

Restructuring

Our restructuring expenses primarily relate to the reorganization or termination of business activities and initiatives and include: contract termination fees, costs associated with abandoned purchase agreements, severance, charges for inventory write-downs on discontinued products and impairment charges associated with the discontinued use of intellectual property rights.

Restructuring expenses decreased $12.8 million, or 47.7%, to $14.0 million in 2008, compared to $26.8 million in 2007. Restructuring charges in 2008 include the effect of an $8.0 million settlement with Land America related to the terminated asset purchase agreement for a manufacturing entity located in China; and severance costs of $4.9 million related to reductions in personnel. Restructuring expenses in 2007 included $19.4 million in charges associated with the decision to terminate the Land America asset purchase agreement; severance costs of $3.2 million; $3.0 million in impairment charges related to acquired technology no longer being used; and an additional $1.2 million related to changes in strategic plans regarding products and marketing arrangements that were cancelled.

Goodwill Impairment

As a result of a challenging economy and declines in retail segment revenues, we recorded a $29.8 million impairment loss in the fourth quarter of 2008 related to retail segment goodwill.

Litigation Settlement

During 2007, the Company settled a lawsuit with ICON Health and Fitness, Inc., and as a result we received the rights to utilize a variety of fitness equipment related patents and technologies. We recorded the $18.3 million value of the intangible assets in our balance sheet and recorded an offsetting reduction in operating expenses as a result of the legal settlement.

Other Income (Expense)

Interest expense decreased to $1.8 million in 2008, compared to $5.0 million in 2007, as proceeds from the sale of the Company’s fitness apparel business were used to reduce borrowings.

During 2008, the Company recorded as other expense, foreign currency transaction losses totaling $3.7 million, compared to $1.2 million in foreign currency transaction gains in 2007. The change between the two periods reflects the strengthening dollar in 2008.

Income Tax Expense (Benefit)

The provision for income tax expense from continuing operations was $4.3 million in 2008, compared to a tax benefit from continuing operations of $26.2 million in 2007. During 2008, the Company recorded a valuation allowance of $36.0 million due to uncertainty regarding its ability to realize certain deferred tax assets as a result of recent operating losses. Our effective tax rate in 2008 was negative 4.8%, compared to 36.4% in 2007. The change in our effective tax rate primarily reflects the impact of the valuation allowance adjustment in 2008.

Discontinued Operations

The Company sold the operations of its Pearl Izumi apparel business in April of 2008 and recorded the results as discontinued operations. During 2008, the Company recorded income from discontinued operations (net of tax) of $2.4 million compared to a loss from discontinued operations (net of tax) of $9.8 million recorded during the prior year. The 2007 loss from discontinued operations includes an impairment charge of $13.2 million for the difference between the Pearl Izumi anticipated net sale proceeds and the book value of the net assets.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

The table below sets forth selected information derived from our consolidated financial statements for the periods presented. The discussion that follows should be read in conjunction with the consolidated financial statements and related notes.

	Year Ended December 31,		$ Change	% Change
(In thousands)	2007	2006
Net sales :
Direct channel	$249,057	$283,006	$(33,949)	-12.0%
Retail channel	114,697	208,617	(93,920)	-45.0%
Commercial channel	134,592	124,152	10,440	8.4%
Royalty income	3,125	1,496	1,629	108.9%

Total net sales	501,471	617,271	(115,800)	-18.8%
Cost of sales	322,108	350,893	(28,785)	-8.2%

Gross profit	179,363	266,378	(87,015)	-32.7%

Gross profit as a percent of sales	35.8%	43.2%
Operating expenses:
Selling and marketing	179,826	175,307	4,519	2.6%
General and administrative	49,360	46,897	2,463	5.3%
Research and development	10,336	9,416	920	9.8%
Restructuring	26,753	—	26,753	NA
Litigation settlement	(18,300)	—	(18,300)	NA

Total operating expenses	247,975	231,620	16,355	7.1%

Operating income (loss)	(68,612)	34,758	(103,370)	-297.4%
Other income (expense):
Interest income	364	710	(346)	-48.7%
Interest expense	(5,014)	(2,576)	(2,438)	94.6%
Other income, net	1,234	1,124	110	9.8%

Total other income (expense)	(3,416)	(742)	(2,674)	360.4%

Income (loss) before income taxes	(72,028)	34,016	(106,044)	-311.7%
Income tax expense (benefit)	(26,216)	9,096	(35,312)	-388.2%

Income (loss) from continuing operations	(45,812)	24,920	(70,732)	-283.8%
Income (loss) from discontinued operations, net of tax	(9,801)	4,180	(13,981)	-334.5%

Net income (loss)	$(55,613)	$29,100	$(84,713)	-291.1%

Net Sales

Net sales were $501.5 million in 2007, compared to $617.3 million in 2006, a decrease of $115.8 million or 18.8%. The decline reflects lower sales in our direct and retail businesses, partially offset by higher sales in our commercial business as a result of sales increases in certain international locations.

In the direct business, net sales declined 12.0%, to $249.1 million in 2007, compared to $283.0 million in 2006. The decrease in net sales was primarily due to a decrease in sales of rod based home gyms. The decrease in sales of rod based home gyms, resulted primarily from reduced advertising for rod based home gyms, as the Company shifted advertising to the Revolution and TreadClimber products, and a higher number of similar power rod products being sold at our retail partner locations during 2007. During 2007 we experienced increased advertising costs which led to fewer ads being purchased for the same dollars due to increased competition for advertising space. The decrease in sales of rod based home gyms was slightly offset by an increase in sales volume for our Bowflex Revolution and the Bowflex TreadClimbers. Sales of these products increased as a result of increased advertising and the introduction during 2007 of the Revo XP with an upright bench format. The direct Australia division added $1.3 million in sales during 2007. The direct Australia division was closed in early 2008, and the market will be supported through the traditional distributor model business going forward.

In the retail business, net sales declined 45.0% to $114.7 million in 2007 as compared to $208.6 million in 2006. The decline in this business was mainly due to a shift in strategy as we limited the number of power-rod home gyms being offered into this market to more clearly differentiate and segment products by business segment. During 2007 the Company provided a greater level of support to its customers in the form of discounts to allow customers to sell through their inventory.

In the commercial business, net sales increased 8.4% to $134.6 million in 2007 compared to $124.2 million in 2006. Features on Nautilus branded indoor bikes were updated during 2007 which led to significant increases in sales volumes for those products. We also experienced increased sales of the TreadClimber product and StairMaster stepping products. In addition, we expanded our commercial sales business in our four western European subsidiaries, and increased sales through our international distributors following the introduction of the TreadClimber and the establishment of a subsidiary in China during the third quarter of 2006. This was offset by decreased sales of Schwinn branded indoor bikes, other Nautilus branded cardio equipment and a slight decline in sales of the strength product lines as a result of delays in production and delivery of the Company’s newly launched Nautilus One and certain free weight product lines.

Royalty income increased to $3.1 million in 2007 compared to $1.5 million in 2006. The increase was a result of acquiring a large patent group related to elliptical machines during 2006 on which the Company had previously paid royalties. The acquisition of the patent group allowed the Company to begin collecting royalty income from other parties who use the licensed technology.

Gross Profit

As a result of our decline in sales, our total gross profit declined by 32.7% to $179.4 million in 2007 as compared to $266.4 million in 2006. As a percentage of consolidated net sales from continuing operations our gross profit margin decreased to 35.8% as compared to 43.2% in 2006. The decrease in gross profit margin was due primarily to charges incurred during 2007 of $16.9 million resulting from warranty and inventory reserves related to the commercial TreadClimber and a commercial elliptical product. These changes impacted margin by 3.4 percentage points. Gross profit margin also decreased as a result of the continued shift in our sales product mix both between and within product categories and among our selling business segments and additional promotions in the direct and retail channels. Most notable was the reduction of sales in power-rod home gyms sold in both the direct and retail channels that historically provided higher margins than most of our other finished goods.

Operating Expenses

Selling and Marketing

Selling and marketing expenses increased by $4.5 million or 2.6% to $179.8 million in 2007 as compared to $175.3 million in 2006. As a percentage of consolidated net sales our selling and marketing expenses increased to 35.9% in 2007 compared to 28.4% in 2006. The increase in selling and marketing expenses is related to incremental bad debt reserves of $4.8 million primarily resulting from the bankruptcy filing by a former customer. In addition, selling and marketing expenses increased in support of growing revenue, and as a result of costs related to expansion into new markets including China and Australia. These increases were offset by a sales volume decline in the direct business resulting in lower marketing expenses and financing fees.

General and Administrative

General and administrative expenses increased by $2.5 million or 5.3% to $49.4 million in 2007 as compared to $46.9 million in 2006. General and administrative expenses in 2007 included $2.7 million in expenses related to a shareholder action seeking representation on our Board of Directors.

Research and Development

Research and development expenses increased by $0.9 million, or 9.8%, to $10.3 million in 2007, compared to $9.4 million in 2006. The increase was due to an increase in wages, recruiting and prototyping expenses for our research and development efforts related to the introduction of the Nautilus One and other new products during the year.

Restructuring

Restructuring expenses were $26.8 million in 2007 and included expenses of $19.4 million for the decision to terminate the Land America asset purchase agreement; severance costs of $3.2 million; $3.0 million in impairment charges related to acquired technology no longer being used; and an additional $1.2 million related to changes in strategic plans regarding products and marketing arrangements that were cancelled.

Litigation Settlement

During 2007, the Company settled a lawsuit with ICON Health and Fitness, Inc. and as a result we received the rights to utilize a variety of fitness equipment related patents and technologies. We valued those assets and recorded them in litigation settlement as a reduction in operating expenses of $18.3 million. The Company recorded an impairment charge of $3.0 million in restructuring expense during 2007 as changes were made to the plans to utilize the patents and technologies received.

Other Income (Expense)

Interest expense increased to $5.0 million in 2007 compared to interest expense of $2.6 million in 2006. The increase in interest expense was due to the increased average short-term borrowings outstanding during 2007 as compared to 2006.

Other income, net remained consistent with 2006 at approximately $1.2 million for both periods. Other income was a result of foreign currency gains recognized by the Company due to fluctuations in local currencies in which the Company operates.

Income Tax Expense (Benefit)

The provision for income tax expense was a benefit of $26.2 million during 2007 as compared to an expense of $9.1 million in 2006. Our effective tax rate was 36.4% in 2007, compared to 26.7% in 2006. The increase in our annual effective rate was primarily due to the release of certain tax reserves in 2007.

Discontinued Operations

The Company designated the financial results of the fitness apparel business as discontinued operations during 2007. This resulted in recording the financial results as income (loss) from discontinued operations. The loss from discontinued operations during 2007 was $9.8 million, compared to income from discontinued operations of $4.2 million during the prior year. The 2007 loss from discontinued operations includes an impairment charge of $13.2 million for the difference between the book value of the Fitness Apparel Business net assets and the anticipated net sale proceeds.

LIQUIDITY AND CAPITAL RESOURCES

In 2008, we generated $7.2 million in cash from operating activities from continuing operations, compared to $1.8 million in 2007. This improvement is primarily the result of favorable changes in working capital, principally a reduction in inventories and customer receivables. The increase in operating cash flows also reflects the receipt of U.S. federal income tax refunds during 2008 totaling $9.0 million. The Company paid $8.0 million in 2008 in connection with the settlement of all claims related to the termination of the Land America agreements.

Cash provided by investing activities from continuing operations in 2008 totaled $3.9 million, compared to cash used in investing activities from continuing operations of $26.4 million in 2007. The change primarily reflects the $21.9 million payment to Land America in 2007 for the terminated acquisition agreement. In addition, during 2008, we received the return of our $5.0 million deposit related to the terminated Land America agreement. In 2008, we received $2.4 million representing full payment on a note receivable from a previous business partnership and $1.4 million related to the sale of a building. During 2007, we received $6.1 million from the sale of a building. The Company invested $4.5 million in capital expenditures during 2008, compared to $10.7 million in 2007. The decrease reflects management’s decision to reduce capital spending in response to a sluggish economy. The Company anticipates it will continue to operate at a reduced capital spending level for the foreseeable future. In the second quarter of 2008, we received $58.4 million from the sale of our Pearl Izumi apparel business. We reported the cash effect of this transaction as cash flows from investing activities from discontinued operations.

Net cash used in financing activities from continuing operations totaled $68.9 million in 2008, compared to $22.9 million in net cash provided from such activities in 2007. In 2008, we made $61.1 million in net payments to reduce our short-term borrowings, principally using funds received from the sale of our apparel business in the 2008 second quarter, and paid $2.0 million in financing fees, legal expenses and other costs to establish the revolving credit agreement. During 2008, we also used $5.3 million to repurchase outstanding shares of the Company’s common stock based on a stock repurchase program approved by our Board of Directors in May 2008. We do not anticipate any further repurchases under the repurchase program unless and until we return to sustained profitability. Cash used for financing activities from continuing operations in 2007 included $9.5 million in dividend payments to our shareholders. In the fourth quarter of 2007, our Board of Directors suspended the quarterly dividend payment. We do not anticipate further dividend payments in the foreseeable future due to the difficult economic environment.

The economy’s impact on our operating results has been worse than we anticipated, and we are uncertain as to when the economy will stabilize or begin to improve. Over the last two years, we have initiated a series of restructuring activities, which have generated substantial charges contributing to significant operating losses and negative cash flows. While the restructuring strategies we have implemented are expected to result in substantial cost savings in future periods, they have not been able to offset the full impact of the poor economic conditions and our decline in revenues. As a result of these and other factors, we cannot presently project when or if we might become profitable. Our return to profitability is highly dependent on numerous factors, including: increased consumer confidence; improved global economic conditions, particularly in the U.S.; relaxed credit markets including improved availability of credit for our customers; and resumed growth in consumer spending on discretionary goods.

In light of the aforementioned uncertainties, there can be no assurance we will return to generating positive cash flows. We anticipate receiving U.S. federal income tax refunds totaling approximately $11.4 million, in the second or third quarter of 2009, and receiving the refund of a $4.4 million escrow deposit, in the fourth quarter of 2009, from the sale of our fitness apparel business. We believe these sources of cash and borrowings available under our credit facilities will be sufficient to meet our operating and capital requirements for the next twelve months.

Financing Arrangement

The Company relies on its current banking relationship to meet its ongoing cash needs, particularly during seasonal periods of reduced cash flow. The Company has a Loan and Security Agreement (the “Loan Agreement”) with Bank of America N.A., which provides the Company with a revolving secured credit line to fund the Company’s letters of credit, working capital needs and for other general business purposes, including acquisition financing. The Company entered into a Fifth Amendment of the Loan Agreement, effective March 10, 2009, which reduced the amount of the credit line, from $40.0 million, to $30.0 million, and amended certain loan covenants. The actual amount the Company is able to borrow against the credit line is calculated as the lower of either $30 million, or the borrowing capacity, which is based primarily on the month-end value of inventory and accounts receivable in the U.S., as adjusted for certain items identified in the Loan Agreement. At March 10, 2009, the Company had unused availability of approximately $12 million under the credit line.

The Loan Agreement contains a financial covenant, as well as limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends, and investments. The financial covenant is applicable only during a trigger period that would be in effect when excess availability (based on the value of our collateral assets, in excess of current borrowings) falls below certain pre-established limits. Once activated, the trigger period would generally last until the Company meets minimum excess borrowing capacity requirements for a 90-day period. The Loan Agreement also contains customary provisions regarding events of default. Upon an event of default, the lenders would have the option of accelerating all obligations under the Loan Agreement.

The Company, as of this date, had not triggered the requirement to calculate compliance under the financial covenant provision of the Loan Agreement, but would have passed the financial covenant in the amended Loan Agreement if the covenant had been applied. However, we cannot be assured that we will not enter into a trigger period in the future or that we will continue to remain in compliance with the loan covenants. In the event of default or loan covenant violation, and should Bank of America N.A. elect to not enter into a forbearance agreement or waiver, the Company’s performance and current economic and financial conditions would make it difficult for us to obtain an alternative source of financing.

At December 31, 2008 the Company had $6.7 million in standby letters of credit and borrowings of $17.9 million, and the unused borrowing capacity after applicable reserves was approximately $15 million. At March 10, 2009, the Company had approximately $6.9 million in standby letters of credit and other guarantees. Refer to Note 9, in Notes to Consolidated Financial Statements, for further information regarding the Loan Agreement.

Non-Cancelable Contractual Obligations

Our operating cash flows include the effect of certain non-cancelable, contractual obligations. A summary of our such obligations, as of December 31, 2008, is as follows:

(In thousands)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$25,692	$5,469	$9,592	$6,078	$4,553
Purchase obligations (2)	20,137	20,137	—	—	—
Minimum royalty obligations	662	312	350	—	—
Short-term borrowings, excluding interest	17,944	17,944	—	—	—

Total	$64,435	$43,862	$9,942	$6,078	$4,553

(1)	Included in the operating lease total is $6.1 million of lease obligations related to facilities that are planned for closure during 2009.
(2)	Because the majority of our inventory is sourced from Asia, we have long lead times for inventory purchases and therefore need to secure factory capacity from our vendors in advance. As the result, all of the $20.1 million in purchase obligations is for inventory purchases.

Due to uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, approximately $2.7 million in uncertain tax positions have been excluded from the contractual table above. See Note 10 to the Consolidated Financial Statements for a discussion on income taxes.

Contingencies Arising from China Sales Operations

In December 2008, the Company initiated discussions to suspend operations in its Shanghai, China sales office and to discontinue the sale of products into the Chinese market through the use of its own sales staff. Most of the employees in the sales office were terminated in the first quarter of 2009. Efforts to directly sell products in China are not currently being made, and the Company will take steps over the next several months to decide whether to serve customers through a down-sized sales office or to use a distributor model. The Company’s 2008 results of operations include approximately $3.8 million in charges due to uncertainties regarding access to, and the future recovery of, certain assets of the Company’s China subsidiary.

Off-Balance Sheet Arrangements

At times, we become involved in third-party lease and financing arrangements which assist our customers in obtaining funds to purchase our products. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. Our financing partner reviews consumer credit information in evaluating the risk of default prior to extending credit to our customers. We rely on the quality of our partner’s review and our own risk assessment in determining whether to proceed with a recourse transaction. At December 31, 2008 and 2007, the maximum contingent liability under all recourse provisions was approximately $1.6 million and $1.3 million, respectively. Refer to Note 1 to the consolidated financial statements for further discussion of this arrangement.

In the ordinary course of business, we enter into agreements that require us to indemnify counterparties against third-party claims. These may include: agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services; agreements with customers, under which we may indemnify them against claims arising from their use or sale of our products; real estate and equipment leases, under which we may indemnify lessors against third party claims relating to the use of their property; agreements with licensees or licensors, under which we may indemnify the licensee or licensor against claims arising from their use of our intellectual property or our use of their intellectual property; and agreements with parties to debt arrangements, under which we may indemnify them against claims relating to their participation in the transactions.

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at December 31, 2008.

Inflation and Price Changes

We have experienced significant cost increases for products and components manufactured for us by third-parties in China. Such increases are primarily attributable to unfavorable foreign currency exchange rates, increases in Chinese wages, taxes and raw material costs, which our third-party partners seek to pass along to us. Raw material costs have also increased for products manufactured in Company-owned facilities in the U.S. These increases have had a negative impact on our gross margins for certain products. Changes in transportation costs, largely due to fluctuations in fuel prices, have at times also adversely affected our gross margins. If these conditions persist, and the Company is unable to find other cost savings or increase selling prices to sufficiently offset such cost increases, our gross margins may continue to be negatively impacted.

Seasonality

We expect our sales from fitness equipment products both in the U.S. and internationally to vary seasonally. Sales are typically strongest in the fourth quarter, followed by the first and third quarters, and are generally weakest in the second quarter. We believe that such factors as the broadcast of national network season finales and seasonal weather patterns influence television viewership and cause our television commercials on national cable television to be less effective in the second quarter than in other periods of the year. In addition, during the spring and summer months, consumers tend to be involved in outdoor activities, including exercise, which impacts sales of fitness equipment used indoors. This seasonality can have a significant affect on our inventory levels, working capital needs and the utilization of resources in our manufacturing and warehousing locations.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 to the consolidated financial statements located at Item 8 of this Form 10-K for information concerning the actual or anticipated impact of new accounting pronouncements on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign exchange risk from currency fluctuations, mainly in Canada, China and Europe, due to sourcing of our products in U.S. dollars and selling them primarily in Canadian dollars, Chinese renminbi, British pounds, Swiss francs and euros in addition to U.S. dollars. Given the relative size of our current foreign operations, the exposure to the exchange risk could have a significant impact on our results of operations. Based on our assets and liabilities denominated in other than U.S. dollars at December 31, 2008, a ten percent change in all European currencies would result in a change in our net foreign position totaling approximately $2.4 million. A ten percent change in either the Canadian dollar or Chinese renminbi would not have a significant impact on our net foreign position.

We are exposed to market risk from fluctuations in the general level of interest rates on our variable-rate credit agreement with Bank of America, N.A. As of December 31, 2008, our outstanding borrowings under this credit facility totaled $17.9 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nautilus, Inc.

Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Nautilus, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nautilus Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Portland, Oregon

March 16, 2009

NAUTILUS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,547	$7,911
Trade receivables, net	53,770	88,311
Inventories	43,802	58,910
Prepaid expenses and other current assets	11,362	17,820
Income taxes receivable	11,954	11,382
Assets of discontinued operations	—	73,771
Deferred tax assets	266	18,615

Total current assets	126,701	276,720
Property, plant and equipment, net	32,883	42,291
Goodwill	2,398	32,743
Other intangible assets, net	34,403	37,917
Other assets	1,134	1,169

Total assets	$197,519	$390,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$38,198	$46,918
Accrued liabilities	30,472	37,601
Short-term borrowings	17,944	79,000
Liabilities of discontinued operations	—	15,867
Deferred tax liabilities	919	—

Total current liabilities	87,533	179,386
Other long-term liabilities	3,203	6,919
Long-term deferred tax liabilities	1,037	5,123
Income taxes payable	2,061	2,958

Total liabilities	93,834	194,386

Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock – no par value, 75,000 shares authorized, 30,614 and 31,557 shares issued and outstanding at December 31, 2008 and 2007, respectively	3,207	4,346
Retained earnings	94,433	185,021
Accumulated other comprehensive income	6,045	7,087

Total stockholders’ equity	103,685	196,454

Total liabilities and stockholders’ equity	$197,519	$390,840

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Net sales	$411,178	$501,471	$617,271
Cost of sales	260,541	322,108	350,893

Gross profit	150,637	179,363	266,378

Operating expenses:
Selling and marketing	135,342	179,826	175,307
General and administrative	46,526	49,360	46,897
Research and development	8,469	10,336	9,416
Goodwill impairment	29,755	—	—
Restructuring	13,986	26,753	—
Litigation settlement	—	(18,300)	—

Total operating expenses	234,078	247,975	231,620

Operating income (loss)	(83,441)	(68,612)	34,758

Other income (expense):
Interest income	229	364	710
Interest expense	(1,753)	(5,014)	(2,576)
Other income (expense), net	(3,744)	1,234	1,124

Total other expense, net	(5,268)	(3,416)	(742)

Income (loss) from continuing operations before income taxes	(88,709)	(72,028)	34,016
Income tax expense (benefit)	4,290	(26,216)	9,096

Income (loss) from continuing operations	(92,999)	(45,812)	24,920
Discontinued operations:
Income (loss) from discontinued operations	3,016	(7,743)	6,653
Income tax expense from discontinued operations	605	2,058	2,473

Income (loss) from discontinued operations, net of tax	2,411	(9,801)	4,180

Net income (loss)	$(90,588)	$(55,613)	$29,100

Income (loss) per share from continuing operations:
Basic and diluted	$(2.99)	$(1.45)	$0.77
Income (loss) per share from discontinued operations:
Basic and diluted	$0.08	$(0.31)	$0.13
Income (loss) per share:
Basic and diluted	$(2.91)	$(1.76)	$0.90
Weighted average shares outstanding:
Basic	31,117	31,538	32,300
Diluted	31,117	31,538	32,457

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In Thousands)

	Common Stock		Unearned Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2006	32,780	$3,549	$(1,947)	$248,123	$2,741	$252,466
Net income	—	—	—	29,100	—	29,100
Foreign currency translation adjustment	—	—	—	—	1,449	1,449

Comprehensive income						30,549
Dividends paid $0.40 per share	—	—	—	(12,913)	—	(12,913)
Cumulative change upon adoption of SFAS 123(R)	—	(1,947)	1,947	—	—	—
Stock-based compensation expense	—	2,534	—	—	—	2,534
Stock options exercised	46	603	—	—	—	603
Stock repurchased	(1,344)	(3,761)	—	(12,892)	—	(16,653)
Stock option income tax benefit	—	48	—	—	—	48

Balances at December 31, 2006	31,482	1,026	—	251,418	4,190	256,634
Net loss	—	—	—	(55,613)	—	(55,613)
Foreign currency translation adjustment	—	—	—	—	2,897	2,897

Comprehensive loss						(52,716)
Dividends paid $0.30 per share	—	—	—	(9,465)	—	(9,465)
Cumulative change upon adoption of FIN 48	—	—	—	(1,319)	—	(1,319)
Stock-based compensation expense	—	2,679	—	—	—	2,679
Restricted stock released	12	—	—	—	—	—
Stock options exercised	63	756	—	—	—	756
Stock option income tax deficiencies	—	(115)	—	—	—	(115)

Balances at December 31, 2007	31,557	4,346	—	185,021	7,087	196,454
Net loss	—	—	—	(90,588)	—	(90,588)
Foreign currency translation adjustment	—	—	—	—	(1,042)	(1,042)

Comprehensive loss						(91,630)
Stock-based compensation expense	—	4,792	—	—	—	4,792
Stock options exercised	90	563	—	—	—	563
Stock repurchased	(1,033)	(5,320)	—	—	—	(5,320)
Stock option income tax deficiencies		(1,174)	—	—	—	(1,174)

Balances at December 31, 2008	30,614	$3,207	$—	$94,433	$6,045	$103,685

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(90,588)	$(55,613)	$29,100
Income (loss) from discontinued operations	2,411	(9,801)	4,180

Income (loss) from continuing operations	(92,999)	(45,812)	24,920
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	15,496	15,686	15,154
Amortization of debt issuance costs	1,337	495	63
Impairment of goodwill	29,755	—	—
Impairment of other intangible assets	1,100	2,994	—
Impairment for terminated asset purchase agreement with Land America	—	19,364	—
Provision for long-term receivables	—	4,770	—
Stock-based compensation expense	4,792	2,679	2,534
Litigation settlement	—	(18,300)	—
Loss on sale of assets	755	1,111	110
Stock option income tax deficiencies (benefits)	1,174	(111)	(48)
Deferred tax valuation allowance	36,036	5,249	—
Deferred income taxes	(22,064)	(23,510)	414
Other	—	(976)	(869)
Changes in operating assets and liabilities:
Trade receivables	34,354	43,749	(21,184)
Inventories	15,115	(1,981)	29,396
Prepaid expenses and other assets	2,533	10,491	(12,012)
Income taxes	(1,411)	(15,472)	907
Trade payables	(10,049)	(12,567)	(2,881)
Accrued liabilities	(8,727)	13,921	1,956

Net cash provided by operating activities of continuing operations	7,197	1,780	38,460
Net cash provided by (used in) operating activities of discontinued operations	(1,627)	6,724	(4,654)

Net cash provided by operating activities	5,570	8,504	33,806

(Continued)

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from investing activities:
Purchases of property, plant and equipment	$(4,515)	$(10,689)	$(10,877)
Proceeds from sale of assets	1,379	6,125	7,143
Expenditures related to terminated purchase agreement with Land America	—	(21,879)	—
Refund of escrow deposit from Land America	5,000	—	—
Purchases of intangible assets	(285)	—	(8,455)
Net increase in other assets	—	—	(2,253)
Proceeds from notes receivable	2,364	77	35

Net cash provided by (used in) investing activities from continuing operations	3,943	(26,366)	(14,407)
Net cash provided by (used in) investing activities from discontinued operations	58,411	(1,027)	(720)

Net cash provided by (used in) investing activities	62,354	(27,393)	(15,127)

Cash flows from financing activities:
Cash dividends paid on common stock	—	(9,465)	(12,913)
Proceeds from exercise of stock options	563	756	603
Stock option income tax benefits (deficiencies)	(1,174)	111	48
Stock repurchases	(5,320)	—	(16,653)
Increase (decrease) in short-term borrowings	(61,056)	31,500	7,353
Debt issuance costs	(1,954)	—	—
Principal payments on long-term debt	—	—	(1,341)

Net cash provided by (used in) financing activities from continuing operations	(68,941)	22,902	(22,903)
Net cash used in financing activities from discontinued operations	(174)	(178)	(559)

Net cash provided by (used in) financing activities	(69,115)	22,724	(23,462)

Net effect of foreign currency exchange rate changes on continuing operations	(1,303)	(186)	1,061
Net effect of foreign currency exchange rate changes on discontinued operations	130	—	—

Net increase (decrease) in cash and cash equivalents	(2,364)	3,649	(3,722)
Cash and cash equivalents, beginning of year	7,911	4,262	7,984

Cash and cash equivalents, end of year	$5,547	$7,911	$4,262

Supplemental disclosure of cash flow information -
Cash refunded (paid) for income taxes	$9,025	$(8,859)	$(10,594)

Cash paid for interest	$2,677	$4,245	$2,128

(Concluded)

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Business – Nautilus, Inc. (“Nautilus” or the “Company”) is a leading designer, developer, manufacturer and marketer of fitness products sold under such well-known brand names as Nautilus, Bowflex, Schwinn Fitness and StairMaster. The Company’s goal is to develop and market fitness equipment and related products to help people enjoy healthier lives. Nautilus was founded in 1986 and incorporated in the State of Washington in 1993. The Company’s headquarters is located in Vancouver, Washington.

(b) Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and relate to Nautilus, Inc. and its subsidiaries, all of which are wholly-owned. Intercompany transactions and balances have been eliminated in consolidation.

On April 18, 2008, the Company completed the sale of its former fitness apparel business, DashAmerica, Inc. d/b/a Pearl Izumi (“Pearl Izumi”). Accordingly, all assets, liabilities and results of operations associated with the fitness apparel business have been presented in the consolidated financial statements as discontinued operations.

(c) Liquidity – As of December 31, 2008 and 2007, the Company had cash and cash equivalents of $5.5 million and $7.9 million, respectively, working capital of $39.2 million and $97.3 million, respectively and short-term borrowings of $17.9 million and $79.0 million respectively. Cash provided by operating activities of continuing operations was $7.2 million and $1.8 million, and we incurred losses from continuing operations of $93.0 million and $45.8 million, for the years ended December 31, 2008 and 2007, respectively.

During 2007 and 2008, the Company implemented a number of restructuring initiatives to reduce ongoing operating expenses and improve our overall financial performance. In January 2008 the Company, and its subsidiary Nautilus International S.A., entered into an asset-based loan agreement with a lender. The loan agreement, as amended (described more fully in Note 9) provides for $30 million of borrowing capacity based primarily on the value of domestic inventory and accounts receivable. The loan agreement contains a financial covenant, as well as limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends, and investments. The financial covenant is applicable only during a trigger period that would be in effect when excess availability (based on the value of our collateral assets, less then current borrowings) falls below certain pre-established limits. Once activated, the trigger period would generally last until the Company meets minimum excess borrowing capacity requirements for a 90-day period. Upon an event of default, the lender would have the option of accelerating all obligations under the loan agreement and taking possession of collateral supporting the borrowings. Our ability to continue to meet our obligations as they come due in the short term is dependent upon retaining access to borrowings available under our loan agreement.

Based on our current plans, we believe we will remain in compliance with the covenants under our loan agreement. We also believe that available borrowings along with cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. This will depend on our ability to continue to remain in compliance with the loan limits and covenants of our loan agreement in order to access available borrowings and not be obligated to repay outstanding amounts in the short term. Our ability to effectively manage our costs and to generate sufficient cash flows from operations, will depend to a significant extent on our ability to complete our restructuring plans. We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. However, there can be no assurance that we will be able to successfully execute our business plan, further reduce costs as needed, or generate the level of revenue that we expect or that is necessary to generate positive cash flow from operations.

If we are unable to generate sufficient cash flow from operations and to remain in compliance with the loan limits and covenants under our loan agreement, we may need to obtain funds through additional financing, which may or may not be available to us on acceptable terms, if at all.

(d) Use of Accounting Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in the financial statements. Actual results could differ from those estimates.

(e) Cash and Cash Equivalents – All highly liquid investments with maturities of three months or less at purchase are considered to be cash equivalents.

(f) Concentrations of Risk– Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash held in bank accounts that exceed federally insured limits, amounts held in financial institution escrow accounts to be refunded to us in the future and trade receivables.

Our trade receivables are generally unsecured and therefore collection is affected by the economic conditions in each of our principal markets. Collection of receivables due from customers outside the U.S. may also be negatively impacted by the nature and extent of our business presence in a particular country and any rights or protections afforded to our customers under a country’s legal system.

The Company relies on third-party contract manufacturers in Asia for substantially all of its direct and retail business fitness products and for certain product engineering support. The Company’s business operations could be disrupted by natural disasters, difficulties in transporting our products from foreign suppliers, as well as political, social or economic instability in the countries where our contract manufacturers or their vendors and customers conduct business. While any of our manufacturing arrangements could be replaced over time, the temporary or permanent loss of the services of any of our primary contract manufacturers could cause a significant disruption in our operations and delay our product shipments.

(g) Inventories – Inventories are stated at the lower of cost or market, with cost determined based on the first-in, first-out method. Any abnormal amounts of idle facility expense, freight, handling costs and spoilage are recognized as current period charges. Further, any unallocated overhead remaining after the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities are expensed in the period in which they are incurred. We establish inventory allowances for excess, slow moving and obsolete inventory based on inventory levels, expected product life cycles and forecasted sales demand. Inventory valuation allowances are adjusted based on historical demand, competitive factors, changes in technology and product life cycles.

(h) Property, Plant and Equipment, net – Property, plant and equipment is stated at cost, net of accumulated depreciation. Improvements or betterments which add new functionality or significantly extend the life of an asset are capitalized. Expenditures for maintenance and repairs are expensed as incurred. The cost of assets retired, or otherwise disposed of, and the related accumulated depreciation, are removed from the accounts in the year of disposal. Gains and losses resulting from asset sales and dispositions are recognized in our consolidated statement of operations in the period in which assets are disposed.

Depreciation is recognized, using the straight-line method, over the lesser of the estimated useful lives of the assets or, in the case of leasehold improvements, the lease term including renewal periods if we expect to exercise our renewal options. Buildings are depreciated over their estimated useful lives of 31.5 years. Building improvements are depreciated over the shorter of their estimated lives or the remaining economic life of the building. Depreciation on furniture, equipment and information systems is determined based on estimated useful lives of three to five years.

(i) Goodwill and Other Intangible Assets – Goodwill consists of the excess of acquisition costs over the fair values of net assets acquired in business combinations. Other intangible assets primarily consist of license agreements, patents and trademarks. Goodwill and other indefinite-lived intangible assets are stated at cost and are not amortized; instead, they are tested for impairment, at least annually. Finite-lived intangible assets are stated at cost, net of accumulated amortization. The Company recognizes amortization expense for its finite-lived intangible assets, on a straight-line basis, over the estimated useful life of the asset, which generally ranges from 1 to 16 years.

We review goodwill and other indefinite-lived intangible assets for impairment, in the fourth quarter of each year, or more frequently when events or changes in circumstances indicate that the assets may be impaired. With respect to goodwill, we compare the carrying value of the related reporting unit, to an estimate of the reporting unit’s fair value. If we determine the carrying value of the reporting unit exceeds our estimate of fair value, we determine the estimated fair values of all of the reporting unit’s assets and liabilities, to establish the amount of the impairment, if any. Refer to Note 6, Goodwill, for further information regarding our goodwill.

In the fourth quarter of 2008, we recorded impairment charges of $29.8 million associated with goodwill in our retail business and $1.1 million associated with our StairMaster trade name used mainly in the commercial business.

(j) Impairment of Long-lived and Intangible Assets – Long-lived assets and finite-lived intangible assets are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. When such an event or condition occurs, we estimate the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to determine whether a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, we record impairment expense to reduce the carrying value of the asset to its estimated fair value. In the fourth quarter of 2007, we recognized an impairment loss of $3.0 million related to the rights of certain intangible assets acquired in a legal settlement with ICON Health and Fitness, Inc.

(k) Revenue Recognition – We recognize revenue when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectibility is reasonably assured, title and risk of loss have passed and there are no significant remaining performance obligations. Title generally passes upon shipment or upon receipt by the customer, depending on the country of the sale and the specific terms of the sales arrangement. Revenues for products sold to our direct and retail customers are recognized at the time of shipment. Revenue is recognized for commercial product sales based on the specific terms of the arrangement. If the arrangement requires us to deliver and install the commercial products, we record revenue upon delivery and installation, which generally occur in tandem. If the arrangement calls for a third-party to deliver and install the products, revenue is recognized upon delivery of the product to a common carrier, as title and risk of loss has passed to the buyer. We record taxes collected from customers and remitted to governmental authorities on a net basis, excluded from revenue. Shipping and handling fees billed to customers are recorded gross and included in both revenue and cost of sales. Many of our direct segment customers finance their purchases through a third party entity, and we pay a commission, or financing fee, to the financing entity pursuant to our merchant agreement with the entity. We record sales for these transactions based on the sales prices charged to our customers and record the commission or financing fee as a component of selling and marketing expense.

Revenue is recognized net of applicable sales incentives, such as promotional discounts, rebates and return allowances. We estimate the revenue impact of our incentive programs, based on the planned duration of the program and historical experience. If the amount of our sales incentives is reasonably estimable, we record the impact of such incentives at the later of the time we notify our customer of the sales incentive or the time of the sale. If the amount of our sales incentives cannot be reasonably estimated, due to lack of historical data or other factors, we defer revenue recognition until the earlier of (i) receipt of payment under the contract or (ii) such time as we are able to arrive at a reasonable estimate of the amount of the incentive.

We estimate our liability for product returns based on historical experience and record the expected obligation as a reduction in revenue. If actual return costs differ from our estimates, the recorded value of the liability and corresponding revenue are adjusted.

(l) Cost of Sales – The Company’s cost of sales is primarily comprised of costs associated with the following: raw materials and other component parts; salaries, wages and other employee-related expenditures; occupancy charges, including depreciation on manufacturing and warehousing facilities and equipment; manufacturing and distribution-related lease costs; transportation expenses; product warranties and related services; the costs of manufacturing and distribution information systems; and allocated costs for shared administrative functions.

(m) Product Warranties – The Company’s products carry limited defined warranties for defects in materials or workmanship. Our warranties generally obligate us to pay for the costs to manufacture or purchase warranty parts, ship the parts to our customers, and, in certain instances, service costs to replace the warranty part. We record a liability, at the time of sale, for the estimated costs of responding to future warranty claims. The liability is recorded as a component of cost of sales and is estimated based on historical warranty claim experience and available product quality data. If necessary, the Company adjusts its liability for specific warranty matters when they become known and are reasonably estimable. Warranty expenses are affected by the performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to the customer, product failure rates, and higher or lower than expected repair costs. If estimated costs differ from actual warranty costs incurred, or if circumstances change such that the assumptions inherent in our previous estimates are no longer valid, we adjust our warranty reserve accordingly.

In the fourth quarter of 2007, the Company accrued warranty expenses totaling $12.7 million, to establish a reserve for future warranty claims as a result of product quality issues concerning its commercial TreadClimber. During 2008, the Company incurred $6.5 million in warranty-related costs pertaining to these quality issues. These costs were applied against the reserve established in 2007. At December 31, 2008, the Company’s warranty reserves include $6.9 million in anticipation of further warranty claims related to the commercial TreadClimber.

The following reflects the activity related to our warranty reserves for the three year period ended December 31, 2008:

(In thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions*	Balance at End of Year
Warranty reserves:
2008	$25,185	$9,122	$(16,470)	$17,837
2007	9,699	27,304	(11,818)	25,185
2006	10,210	11,067	(11,578)	9,699

*	Deductions represent warranty claims paid out in the form of service costs and/or product replacements.

Warranty reserves at December 31, 2008 and 2007 include $2.5 million and $6.9 million, respectively, in estimated long-term accrued warranty obligations.

(n) Litigation and Loss Contingencies – From time to time, the Company may be involved in various claims, lawsuits and other proceedings. Such litigation involves uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur. The Company records expenses for litigation and loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company estimates the probability of such losses based on the advice of internal and external counsel, the outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative developments and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates accordingly. A significant change in our estimates, or an outcome that differs from the assumptions incorporated in our estimates, may have a material impact on our results of operations, financial position and cash flows.

(o) Advertising and Promotion – With the exception of commercial advertising, the Company expenses its advertising costs as they are incurred. Commercial advertising production costs are recorded as prepaid expenses until the first commercial is shown on television, at which time such costs are expensed. Advertising costs are included in selling and marketing expenses.

Total advertising and promotion expenses were $67.6 million, $85.1 million, and $83.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Prepaid advertising and promotion costs totaled $0.9 million and $2.7 million at December 31, 2008 and 2007, respectively.

(p) Research and Development – Internal research and development costs, which primarily consist of salaries and wages, employee benefits, expenditures for materials, and fees to use licensed technologies, are expensed as incurred. Third party research and development costs for products under development or being researched, if any, are expensed when the contracted work has been performed.

(q) Income Taxes – The Company accounts for income taxes based on the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when the temporary differences are expected to be included, as income or expense, in the applicable tax return. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the enactment.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 changed the measurement of tax contingencies, such that in order to recognize an uncertain tax benefit, we must be more likely than not of sustaining the tax position upon examination by tax authorities. Under FIN 48, the measurement of the benefit is calculated as the largest amount that is more than fifty percent likely to be realized upon resolution of the tax position. As a result of our adoption of FIN 48 in 2007, the Company adjusted the estimated value of its uncertain tax positions by recognizing an additional liability totaling $1.3 million through a charge to retained earnings.

(r) Foreign Currency Translations and Transactions – We translate the accounts of our foreign subsidiaries, into U.S. dollars, using the current rate method, whereby: revenues, expenses, gains and losses are translated at weighted-average exchange rates during the year; and assets and liabilities are translated at the exchange rate on the balance sheet date. Translation gains and losses are reported in our consolidated balance sheets as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Gains and losses arising from foreign currency transactions, including transactions between the Company and its foreign subsidiaries, are recorded as a component of other income (expense) in our consolidated statements of operations.

(s) Fair Value of Financial Instruments – Our financial instruments include cash, cash equivalents, trade and notes receivable, accounts payable, short term borrowings under our credit facility, letters of credit and guarantees entered into in the ordinary course of our business. The carrying amounts reflected in our consolidated balance sheets approximate fair value due to their market rates of interest and/or short-term maturities.

(t) Stock-Based Compensation – The Company recognizes stock-based compensation, on a straight-line basis, over the applicable vesting period, based on the grant-date fair value of the award. To the extent a stock-based award is subject to performance conditions, the amount of expense recorded in a given period, if any, reflects our assessment of the probability of achieving the performance targets.

We estimate the fair value of our stock options using the Black-Scholes-Merton option valuation model and determine the fair value of restricted stock awards based on the closing market price on the day preceding the grant. The assumptions used in calculating the fair value of our stock-option grants are as follows:

	2008	2007	2006
Dividend yield	0.0%	2.3%	2.7%
Risk-free interest rate	3.2%	4.4%	4.7%
Expected life (years)	4.59	4.75	4.75
Expected volatility	52%	45%	44%

Expected dividend yield is based on our dividend history and our expectations of future dividend payments.

Risk-free interest rate is based on the implied yield available on U.S. Treasury zero coupon issues with a remaining term approximating the expected life of the options.

Expected life is calculated using the “simplified method” in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 110.

Expected volatility is determined based on the daily historical volatility of the Company’s common stock over a period commensurate with the expected life of the stock option.

We estimate future forfeitures, at the time of grant and in subsequent periods, based on historical turnover rates, previous forfeiture experience and, if applicable, changes in the business or key personnel that would suggest future forfeitures may differ from historical data. We recognize compensation expense for only those stock options and stock-based awards that are expected to vest. We reevaluate our estimate of forfeitures each quarter and, if applicable, recognize a cumulative effect adjustment in the period of the change if the revised estimate of the impact of forfeitures differs significantly from the previous estimate.

(u) Related Party Transactions – The Company’s largest shareholder, Sherborne Investors LP (“Sherborne”) undertook a successful action to replace four of the Company’s directors with Sherborne nominees in a December 2007 special meeting of shareholders. In May 2008, shareholders approved the reimbursement of up to $0.6 million of expenses incurred by Sherborne in connection with the shareholder action. Payment requires the approval of the disinterested members of the Company’s Board and is not anticipated until some time after the Company returns to profitability. The obligation to reimburse Sherborne’s expenses is included as a long-term liability in the Company’s consolidated balance sheet at December 31, 2008.

In February 2009, the disinterested members of the Company’s Board of Directors approved a separate agreement with Sherborne Investors Management (“Sherborne Investors”) under which the Company is obligated to reimburse Sherborne Investors, $20,000 per month, for the use of Sherborne’s New York office space and administrative, information technology and communications services to support the Company’s Chief Executive Officer.

(v) New Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 became effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 157 did not have a material impact on its consolidated results of operations, financial position, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement became effective as of January 1, 2008. The Company’s adoption of SFAS No. 159 did not have a material impact on its consolidated results of operations, financial position, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any non-controlling interest in an acquiree. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, results of operations or cash flows.

(w) Reclassifications – The Company has reclassified certain amounts previously reported as selling and marketing, general and administrative, and research and development expenses, to a separate operating expense line entitled restructuring.

2. RESTRUCTURING ACTIVITIES

During 2007 and 2008, the Company implemented a number of initiatives to reduce operating costs and reorganize operations by its four business segments: the direct, retail and commercial businesses, and a corporate function. Our 2008 restructuring initiatives included the following activities:

•	We restructured our workforce to better match the requirements of the newly formed organization;

•	We closed our Tulsa manufacturing facility and transferred operations to third party manufacturers in Asia and our owned manufacturing facility in Virginia;

•	We reviewed our product lines, eliminating low volume or low profit products;

•	We consolidated our U.S. distribution centers and aligned our products by business segment to allow for more efficient product handling;

•	We ceased direct business sales through our Australian subsidiary and closed those operations; and

•	We transitioned the activities from our Canadian call center to our call center located in Vancouver, Washington.

In October 2007 the Company entered into a series of agreements under which the Company or its wholly-owned subsidiaries were to acquire or lease substantially all of the assets of Land America and Treuriver Investments, Ltd. (“Treuriver”). The Company paid Land America and Treuriver non-refundable deposits of $18.5 million in connection with the purchase agreements. In January 2008, the Company gave written notice to Land America and Treuriver exercising its rights to terminate the Land America Agreements. In 2007, the Company recorded a $19.4 million charge in general and administrative expenses, as a result of the suspended acquisition of Land America and Treuriver. In the first quarter of 2008, the Company received $5.0 million previously held in escrow related to the abandoned acquisition. The Company paid $8.0 million in the second quarter of 2008 as final settlement of all claims related to the termination of the Land America agreements.

The following is a summary of expenses associated with the aforementioned restructuring activities:

	Years Ended December 31,
(In thousands)	2008	2007
Employee termination and other employee costs	$4,861	$3,193
Impairment of acquired technology	—	3,000
Termination of purchase agreement with Land America	8,000	19,364
Other	1,125	1,196

	$13,986	$26,753

Restructuring costs are reported in our corporate segment to allow for a comparable review of operating income or loss by segment.

The following table summarizes the impact of restructuring activities on our accrued liability balances:

(In thousands)	Severance and Benefits	Facilities	Accrued Liability
Balance as of January 1, 2008	$—	$—	$—
Accruals	4,662	697	5,359
Payments	(2,978)	(697)	(3,675)

Balance as of December 31, 2008	$1,684	$—	$1,684

Cost of sales for 2008 included charges of $5.7 million for discontinued inventory and $1.4 million for severance and $2.7 million for costs incurred with closing the Tulsa manufacturing facility. Cost of sales for 2007 included the impact of $16.9 million in accrued warranty costs and inventory charges.

3. TRADE RECEIVABLES

	December 31,
(In thousands)	2008	2007
Gross accounts receivable	$60,372	$92,801
Allowance for doubtful accounts	(6,602)	(4,490)

	$53,770	$88,311

Activity pertaining to our allowance for doubtful accounts, for the three year period ended December 31, 2008 is as follows:

(In thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions*	Balance at End of Year
Allowance for doubtful accounts:
2008	$4,490	$4,761	$(2,649)	$6,602
2007	3,726	8,388	(7,624)	4,490
2006	3,977	1,292	(1,543)	3,726

*	Deductions represent amounts written off against the allowance, net of recoveries.

4. INVENTORIES

	December 31,
(In thousands)	2008	2007
Finished goods	$29,541	$39,143
Work-in-process	1,147	1,261
Parts and components	5,834	8,422
Raw materials	7,280	10,084

	$43,802	$58,910

At December 31, 2008 and 2007, the Company recorded inventory valuation allowances of $6.7 million and $5.0 million, respectively, related to excess parts and finished goods inventories.

5. PROPERTY, PLANT AND EQUIPMENT

	Estimated Useful Life (in years)	December 31,
(In thousands)		2008	2007
Land	N/A	$324	$359
Buildings and improvements	5 to 31.5	20,721	20,451
Computer equipment	2 to 5	42,623	46,259
Machinery and equipment	3 to 5	26,621	28,031
Furniture and fixtures	5	3,566	4,423
Construction in process	N/A	1,530	2,441

Total cost		95,385	101,964
Accumulated depreciation		(62,502)	(59,673)

		$32,883	$42,291

Depreciation expense was $12.8 million, $13.0 million and $14.1 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

6. GOODWILL

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company applies a fair value-based impairment test to evaluate the carrying value of goodwill annually, at October 31, and more frequently if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill is a two-step process. The first step requires us to calculate an estimate of the fair value of the applicable reporting units. Reporting units are defined as operating segments or one level below an operating segment when that component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company has determined its reporting units are the direct, retail, and commercial businesses and its corporate function.

Our estimates of business unit fair values are generally based on an analysis of discounted cash flows for the reporting unit and, when appropriate, an analysis of comparable market data. If under step one, the estimated fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the estimated fair value, then a second step must be completed to measure the amount of impairment, if any.

The second step involves the allocation of the estimated fair value of the reporting unit to all of the identifiable assets and liabilities of the unit (including any unrecorded intangible assets). Any remaining, or unallocated, amounts reflect the implied fair value of the business unit’s goodwill. To the extent the estimated implied fair value of the goodwill is less than its carrying value, an impairment loss is recognized for the difference.

The Company performed its annual goodwill impairment test during the fourth quarter of 2008. In determining the estimated future cash flows, current and future levels of income were considered as well as business trends and market conditions. Due to reduced growth expectations resulting from weakening economic conditions, the analysis indicated the potential for impairment, of goodwill associated with the Company’s retail segment. Our analysis further indicted that the goodwill assigned to the Company’s direct business segment was not impaired.

The Company performed the second step of its goodwill testing and determined that an impairment of goodwill existed. Accordingly, an impairment charge of $29.8 million was recognized in the fourth quarter of 2008 related to the Company’s retail goodwill.

The Company’s goodwill for the two years ended December 31, 2008 was as follows:

	Direct	Retail	Commercial	Total
Balance as of January 1, 2007	$2,519	$29,755	$—	$32,274
Currency exchange differences	469	—	—	469

Balance as of December 31, 2007	2,988	29,755	—	32,743
Impairment loss	—	(29,755)	—	(29,755)
Currency exchange differences	(590)	—	—	(590)

Balance as of December 31, 2008	$2,398	$—	$—	$2,398

7. OTHER INTANGIBLE ASSETS

(In thousands)	Estimated Useful Life (in years)	December 31,
		2008	2007
Other intangible assets:
Indefinite life trademarks	N/A	$16,419	$17,519
Patents	1 to 16	23,209	23,007
Non-compete agreements	3	—	1,957

Total cost		39,628	42,483

Accumulated amortization:
Patents		(5,225)	(2,826)
Non-compete agreements		—	(1,740)

Total accumulated amortization		(5,225)	(4,566)

		$34,403	$37,917

In 2008, the Company incurred an impairment loss of $1.1 million, recorded in general and administrative expenses, associated with its Stairmaster trade name due to revised revenue projections in light of challenging economic conditions. Stairmaster products are sold through the Company’s commercial segment.

In 2007, the Company settled litigation with ICON Health & Fitness, Inc, thereby providing us with rights to use a variety of fitness equipment patents and technologies. The settlement was valued at $18.3 million and reported as patents in the above table. This intangible asset value is being amortized over the useful life of the technologies granted through this settlement. In 2007, the Company revised its strategy for these technologies and recorded an impairment charge of $3.0 million which is included in restructuring expenses.

Amortization expense for our intangible assets totaled $2.7 million, $2.7 million and $1.1 million, for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense on our finite-lived intangibles, at December 31, 2008, is expected to be approximately $2.5 million each year from 2009 through 2013, and with the remaining $5.5 million being amortized through 2020.

8. ACCRUED LIABILITIES

	December 31,
(In thousands)	2008	2007
Restructuring	$1,535	$—
Warranty reserve, current portion	15,344	18,266
Payroll and benefit	3,593	7,052
Royalties	1,957	1,537
Legal and professional	2,970	942
Other	5,073	9,804

	$30,472	$37,601

9. BORROWINGS

On January 16, 2008 the Company and its subsidiary, Nautilus International S.A., entered into a Loan and Security Agreement (the “Loan Agreement”) with Bank of America N.A. The Loan Agreement was amended during 2008 to revise certain covenants, extend the maturity date of the loan to coincide with the sale of the Company’s fitness apparel division, allow for the Company to repurchase up to $10.0 million of common stock, and reduce the overall commitment of the Loan Agreement. The Loan Agreement has a five year term and provides the Company with a revolving secured credit line which is available to fund the Company’s letters of credit, working capital needs and for other general business purposes, including acquisition financing. The interest rate under the Loan Agreement is either, prime rate plus zero to 75 basis points, or LIBOR plus 150 to 325 basis points, depending on the Company’s fixed charge coverage ratio. The use of prime or LIBOR is at the discretion of management. The weighted average interest rate on the Company’s outstanding borrowings at December 31, 2008 and 2007 were 4.0% and 7.2%, respectively. The Loan Agreement is collateralized by substantially all of the Company’s U.S. assets.

The Loan Agreement contains a financial covenant, as well as limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends, and investments. The financial covenant is applicable only during a trigger period that would be in effect when excess availability (based on the value of our collateral assets, less then current borrowings) falls below certain pre-established limits. Once activated, the trigger period would generally last until the Company meets minimum excess borrowing capacity requirements for a 90-day period. The Loan Agreement also contains customary provisions regarding events of default. Upon an event of default, the lenders would have the option of accelerating all obligations under the Loan Agreement.

The terms of the Loan Agreement initially provided the Company with access to a $100 million revolving secured credit line. The amount of the credit line was reduced: to $70 million by the First Amendment dated February 29, 2008; to $40 million by the Fourth Amendment dated August 27, 2008; and to $30 million by the Fifth Amendment dated March 10, 2009. The credit line reductions were in line with declining borrowing needs of the Company. The Loan Agreement, as amended, may be increased to $55 million under certain circumstances.

The original financial covenant was a measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”), with adjustment for specified one time charges and a contractually defined cumulative minimum for each month through November 2008. Pursuant to the terms of the Loan Agreement, effective December 1, 2008, the financial covenant changed, from an EBITDA-based measurement, to a rolling 12 month fixed charge coverage ratio of 1.0 to 1.0 or greater.

The Company was in a trigger period during the first quarter of 2008, failed to meet the financial covenant, and received a waiver from Bank of America as part of the First Amendment to the Loan Agreement dated February 29, 2008. The Company has maintained adequate excess capacity and has not triggered the application of the financial covenant since obtaining the waiver in February 2008. Had the Company entered into a trigger period, as a result of excess availability falling below the limits allowed under the Loan Agreement, the Company would have been in default for failing to meet the financial covenant during most of 2008.

On March 10, 2009, the Company entered into a Fifth Amendment of the Loan Agreement, whereby the financial covenant was revised: (i) to state specific cumulative EBITDA measurements, with adjustment for specified charges, based on actual results for the month of December 2008 and subsequent forecast monthly results through November 2009; and (ii) to reduce the minimum excess availability requirements to avoid a trigger period. As a result of the Fifth Amendment, effective March 10, 2009, the Company’s excess availability may not fall below $10.0 million for three consecutive days or $8.0 million at any time. Such amounts may be further reduced to $7.0 million for three consecutive days or $5.0 million at any time, during a period in which the Company has filed for, and is awaiting receipt of, a U.S. federal income tax refund in excess of $10.0 million. In March 2009, the Company intends to file an amended U.S. federal income tax return for the tax year ended December 31, 2006, requesting a refund of approximately $11.2 million.

At December 31, 2008, the Company had borrowings of $17.9 million outstanding under the Loan Agreement and unused, but available, borrowing capacity of $15 million. At December 31, 2008 and 2007, the Company had $6.7 million and $2.9 million, respectively, in standby letters of credit which reduce the balance available under the Loan Agreement.

10. INCOME TAXES

Components of the Company’s income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31,
(In thousands)	2008	2007	2006
United States	$(79,936)	$(74,077)	$32,163
Non-U.S.	(8,773)	2,049	1,853

	$(88,709)	$(72,028)	$34,016

The income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Current:
U.S. federal	$(10,376)	$(8,481)	$9,847
U.S. state	(358)	(656)	(2,438)
Non-U.S.	549	1,183	1,227

Total current	(10,185)	(7,954)	8,636

Deferred:
U.S. federal	11,324	(16,837)	1,020
U.S. state	2,922	(1,636)	(154)
Non-U.S	229	211	(406)

Total deferred	14,475	(18,262)	460

	$4,290	$(26,216)	$9,096

The tax effect of deferred tax assets and liabilities arising from temporary differences and carry-forwards are as follows:

	December 31,
(In thousands)	2008	2007
Deferred tax assets:
Accrued liabilities	$8,409	$11,982
Allowance for doubtful accounts	1,424	1,011
Inventory valuation	1,717	1,509
Uniform capitalization	354	414
Share-based compensation expense	1,373	1,269
Net operating loss carry forward	15,178	787
Basis difference on subsidiary held for sale	5,163	4,885
Special and non-recurring charges	—	7,299
Basis difference on long lived assets	1,971	—
Undistributed earnings of subsidiaries	1,872	—
Other	3,102	1,326

	40,563	30,482
Less: Valuation Allowance	(40,536)	(5,249)

Total deferred tax assets	27	25,233

Deferred income tax liabilities:
Prepaid advertising	(501)	(963)
Other prepaids	(787)	(781)
Basis difference on long-lived assets	—	(8,803)
Undistributed earnings of foreign subsidiaries	—	(694)

Total deferred tax liabilities	(1,288)	(11,241)

Net deferred tax asset (liability)	$(1,261)	$13,992

The $35.3 million increase in the deferred tax asset valuation allowance, in 2008, was primarily due to uncertainty regarding the Company’s ability to utilize net operating loss carry-forwards generated in 2008 and other net deferred tax assets.

The Company’s net deferred tax assets (liabilities) as presented in its consolidated balance sheets are as follows:

	December 31,
(In thousands)	2008	2007
Current deferred tax assets	$266	$18,615
Current deferred tax liability	(919)	—
Non-current deferred tax assets	429	500
Non-current deferred tax liabilities	(1,037)	(5,123)

Net deferred tax asset (liability)	$(1,261)	$13,992

A reconciliation of the U.S. statutory federal income tax rate with the Company’s effective income tax rate from continuing operations is as follows:

(In percents)	2008	2007	2006
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State tax, net of U.S. federal tax benefit	2.3	2.8	2.0
Nondeductible incentive stock option expense	(0.4)	(0.3)	0.9
Non-U.S. Taxes	0.1	0.6	0.5
Nondeductible operating expenses	(0.1)	(0.2)	0.5
Research and development credit	0.1	0.4	(0.5)
Change in deferred tax measurement rate	0.1	(0.3)	0.3
Change in tax contingency reserve	(0.1)	0.1	(11.1)
Valuation allowance	(40.6)	—	—
Other	(1.2)	(1.7)	(0.9)

Effective tax rate	(4.8)%	36.4%	26.7%

The Company has net operating loss and tax credit carry-forwards in U.S. federal and state jurisdictions. The federal net operating loss carry-forward at December 31, 2008 was $31.1 million, which is available to offset future taxable income, if any, through 2029. The timing and manner in which the Company will be able to utilize its net operating losses may be limited by Internal Revenue Code Section 382, Limitation on Net Operating Loss Carryforwards and Certain Built-in-Losses Following Ownership Change. Section 382 imposes limitations on a Company’s ability to use its net operating losses when the Company undergoes an ownership change as such term is defined in the Internal Revenue Code. Pursuant to Section 382, an ownership change occurs if there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Based on the Code’s definition of an ownership change and management’s preliminary analysis of changes in shareholder interests through January 31, 2009, management believes that the Company will be subject to the limitation set forth in Section 382. At December 31, 2008, the Company had approximately $31.1 million in U.S. federal net operating loss carry forwards and an undetermined amount of income tax credits and state net operating loss carry forwards which are potentially subject to the Section 382 limitation.

The Company has $14.1 million of net operating loss carry-forwards in foreign countries, including $4.7 million and $9.0 million related to its subsidiaries in China and Switzerland, respectively. The foreign net operating losses will expire between 2013 and 2015. As of December 31, 2008, the Company’s foreign net operating loss carry-forwards were fully offset by a valuation allowance.

The Company’s state net operating losses expire between 2013 and 2029, if not utilized, and are fully offset by a valuation allowance. In addition, the Company has alternative minimum tax credit carry-forwards of approximately $0.7 million, which are available to reduce U.S. federal future income taxes, if any, over an indefinite period.

Under SFAS 109, Accounting for Income Taxes, the Company must periodically evaluate deferred tax assets to determine if it is more-likely-than-not that the future tax benefits will be realized. The evaluation requires an extensive analysis in which the weight given to the potential effects of negative and positive evidence should be commensurate with the extent to which the evidence can be objectively verified. If the negative evidence outweighs the positive, a valuation allowance must be recognized to reduce the net carrying amount of the deferred tax assets to the amount more-likely-than-not to be realized. During 2008, management concluded that the significant negative evidence demonstrated by the large cumulative taxable losses in recent years were strong indications that an overall valuation allowance is required. The valuation allowance for deferred tax assets, as of December 31, 2008 and 2007, totaled $40.5 million and $5.2 million, respectively. The net change in total valuation allowance for each of the years ended December 31, 2008 and 2007 was an increase of $35.3 million and $5.2 million, respectively. If and when a review of objective evidence indicates that some or all of the Company’s valuation allowances are no longer appropriate, release of the valuation allowance would be recognized as an income tax benefit to continuing operations during the period in which such assessment is made.

In addition, the Company’s operations in Switzerland operated under a tax holiday during 2008, which will expire in 2010.

The Company adopted the provisions of FIN 48—Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits from uncertain tax positions (excluding the impact of penalties and interest) is as follows:

(In thousands)	2008	2007
Balance at January 1	$2,166	$2,442
Increases due to tax positions taken in previous periods	28	109
Decreases due to tax positions taken in previous periods	(4)	(33)
Increases due to tax positions taken in the current period	729	312
Decreases due to settlements with taxing authorities	(63)	(39)
Decreases due to lapse of statute of limitations	(691)	(625)

Balance at December 31	$2,165	$2,166

Included in the liability for unrecognized tax benefits at December 31, 2008 and 2007 respectively, are $2.2 million and $2.2 million of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes tax-related interest and penalties as a component of income tax expense. As of December 31, 2008, the Company recognized a cumulative liability for interest and penalties of $0.6 million. As of December 31, 2007, the Company recognized a cumulative liability for interests and penalties of $0.8 million.

The Company’s U.S. federal income tax returns for 2005 through 2008 are open to review by the U.S. Internal Revenue Service. The 2004 tax year was open as of December 31, 2007. The Company’s U.S. state tax returns are open from 2002 through 2008 depending on each state’s statute of limitation. In addition, the Company files in numerous foreign jurisdictions with varying statutes of limitation.

As of December 31 2008, the Company believes it is reasonably possible that, within the next 12 months, $0.6 million of previously unrecognized tax benefits related to domestic filing positions will be recognized, primarily, as reductions in income tax expense, as a result of the expiration of U.S. statutes of limitation.

11. STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2008, the Company had 75.0 million authorized shares of common stock, no par value, of which 30.6 million shares were issued and outstanding and 2.2 million shares were reserved for future issuance upon exercise of stock options and vesting of restricted stock. During the year ended December 31, 2007, the Company paid quarterly cash dividends on its common stock of $0.10 per share in each of the first three calendar quarters. The dividend was suspended in the fourth quarter of 2007, and no dividend payments were made in that period or during 2008. The Company is currently precluded from paying dividends based on covenants in its loan agreement.

In May 2008, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. The Company repurchased 1.03 million shares for $5.3 million during the year ended December 31, 2008. The Company does not intend to repurchase any additional shares at this time.

2005 Long-Term Incentive Plan

In 2005, Nautilus shareholders approved the 2005 Long-Term Incentive Plan (the “2005 Plan”) to enhance the Company’s ability to attract and retain highly qualified personnel and align the long-term interests of participants with those of the shareholders. The 2005 Plan, which is administered by the Company’s Compensation Committee of the Board of Directors (“Compensation Committee”), authorizes the Company to grant various types of stock-based awards including: stock options, stock appreciation rights, restricted stock, stock units and performance stock grants. Stock options granted under the 2005 Plan shall not have an exercise price less than the fair market value of the Company’s common shares on the date of the grant. The exercise price of an option or stock appreciation right may not be reduced without shareholder approval. Stock options generally vest over four years of continuous service, commencing on the date of grant. Stock options granted after the adoption of the 2005 Plan have a seven year contractual term. Stock options granted under the preceding plans expire after ten years.

Upon its adoption, there were approximately 4.0 million shares available for issuance under the 2005 Plan. The number of shares available for issuance is increased by any shares of common stock which were previously reserved for issuance under the Company’s preceding stock option plan, and were not subject to grant on June 6, 2005, or as to which the stock based compensation award is forfeited on or after June 6, 2005. The number of shares available for issuance is reduced by (i) two shares for each share delivered in settlement of any stock appreciation rights, for each share of restricted stock, and for each stock unit or performance unit award, and (ii) one share for each share delivered in settlement of a stock option award. In no event shall more than 1.0 million aggregate shares of common stock subject to stock options, stock appreciation rights, restricted stock or performance unit awards be granted to any one participant in any one year under the 2005 Plan. At December 31, 2008, 3.9 million shares remained available for future grant under the 2005 Plan.

Stock Options

A summary of the Company’s stock option activity for the three years ended December 31, 2008 was as follows:

(In thousands, except exercise price)	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,277	$17.39
Granted	661	15.61
Forfeited, cancelled or expired	(324)	21.95
Exercised	(46)	12.94		$165

Outstanding at December 31, 2006	2,568	$16.44	6.41	$2,879

Vested and expected to vest at December 31, 2006	996	$17.22	6.10	$1,489

Outstanding at December 31, 2006	2,568	$16.44
Granted	1,240	11.62
Forfeited, cancelled or expired	(941)	19.04
Exercised	(63)	11.97		$364

Outstanding at December 31, 2007	2,804	$13.54	5.15	$0

Vested and expected to vest at December 31, 2007.	1,104	$14.85	3.44	$0

Outstanding at December 31, 2007	2,804	$13.54
Granted	1,116	4.15
Forfeited, cancelled or expired	(1,819)	11.27
Exercised	(90)	6.26		$34

Outstanding at December 31, 2008	2,011	$10.70	5.06	$0

Vested and expected to vest at December 31, 2008	826	$15.73	4.09	$0

Aggregate intrinsic value in the above table represents the aggregate amount, for all options, by which closing share prices exceed the exercise price of the stock options. This value will fluctuate in the future based on the fair market value of our common stock.

Stock option expense for the years ended December 31, 2008, 2007 and 2006 totaled $4.6 million, $2.4 million and $2.5 million respectively. The weighted average grant-date fair values of stock options granted during 2008, 2007 and 2006 were $1.91, $4.25 and $5.54, respectively. As of December 31, 2008, the unamortized compensation expense for unvested stock options totaled approximately $3.8 million, which is expected to be recognized over a weighted average period of 2.5 years.

During 2008 and 2007, the Company was contractually obligated to accelerate vesting of certain stock options upon the termination of its former Chief Executive Officers and, as a consequence, recognized $1.0 million and $0.5 million, respectively, of stock option compensation charges in general and administrative expense. These options subsequently expired unexercised.

A summary of stock options outstanding at December 31, 2008 is presented below:

(In thousands, except life and exercise price)		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$2.37 – $3.40	113	6.86	$2.51	—	$—
$3.41 – $4.15	508	5.86	4.15	36	4.15
$4.41 – $9.53	338	6.22	5.52	22	7.30
$9.54 – $15.15	447	2.87	12.67	344	12.04
$15.16 – $27.72	605	5.03	19.15	424	20.15

$2.37 – $27.72	2,011	5.06	$10.70	826	$15.73

Restricted Stock Awards

In 2007, the Company granted 297,000 shares of restricted stock to members of its management team as a means to retain key employees while the Company moved forward with its restructuring activities. The restricted stock awards generally vest over two years from the date of grant. Restricted stock award recipients do not have voting or dividend rights until the shares vest.

A summary of the Company’s restricted stock award activity is as follows:

(In thousands, except fair value amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2007	—	$—
Awarded	297	9.22
Vested	(12)	8.91
Forfeited	(19)	9.23

Outstanding at December 31, 2007	266	9.23
Awarded	—	—
Vested	—	—
Forfeited	(122)	9.23

Outstanding at December 31, 2008	144	$9.23

Restricted stock compensation expense for the years ended December 31, 2008 and 2007 was $0.2 million and $0.3 million, respectively. At December 31, 2008, unamortized expense related to restricted stock awards totaled approximately $0.5 million, which is expected to be recognized over a weighted average period of 0.6 years. The restricted stock had an intrinsic value of $0.3 million at December 31, 2008. All of the shares underlying restricted stock awards outstanding at December 31, 2008 were unvested.

Performance Stock Units

In December 2005, the Company granted 125,000 performance unit awards to key members of its executive team. The performance unit awards vest if the Company meets earnings targets set by the Compensation Committee of the Board of Directors. The fair value of the performance units is based on the closing market price of the Company’s common stock on the date preceding the grant and is amortized over the estimated requisite service period when it becomes probable that the performance targets are expected to be met. The amount of share-based compensation expense is based on the number of performance unit awards ultimately expected to vest.

A summary of the Company’s performance stock unit activity is as follows:

(In thousands, except fair value amounts)	Performance Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	125	$17.70
Granted	49	14.18
Forfeited or cancelled	—	—

Outstanding at December 31, 2006	174	$16.71
Granted	45	16.12
Forfeited or cancelled	(171)	16.84

Outstanding at December 31, 2007	48	$15.68
Granted	—	—
Forfeited or cancelled	(15)	15.86

Outstanding at December 31, 2008	33	$15.60

The fair values of the Company’s performance stock units are estimated on the date of grant based on the closing market price of the Company’s common stock on the date preceding the grant date. None of the performance units were vested at December 31, 2008 and December 31, 2007. Compensation expense was not recognized for the performance units during 2008 and 2007 as management concluded it is unlikely the performance targets that trigger vesting will be met. At December 31, 2008, the weighted-average grant date fair value of the Company’s outstanding performance stock unit awards was $15.60 per unit. At December 31, 2008 there was approximately $0.5 million of total unrecognized compensation cost related to the performance stock units.

The Company receives income tax deductions as a result of the exercise of certain stock options and the vesting of restricted stock and performance stock units. Under the provisions of SFAS No. 123(R), Share-Based Payment (as amended), the tax benefit of stock-based compensation expense in excess of book compensation expense is reflected as a financing cash flow and operating cash outflow included in changes in operating assets and liabilities.

12. INCOME (LOSS) PER SHARE

Basic income (loss) per common share is calculated based of the weighted-average number of common shares outstanding during the period. Diluted income (loss) is calculated based on the weighted-average number of common shares outstanding, after giving affect for the potential dilution that could occur upon conversion or exercise of dilutive securities. Dilutive potential common shares resulting from the assumed exercise of outstanding stock-based awards are determined using the treasury stock method.

The following table sets forth the computation of basic and diluted income (loss) per share as reported in the Company’s statements of operations:

	For the Year Ended December 31,
(In thousands, except per share amounts)	2008	2007	2006
Numerator:
Net income (loss) from continuing operations	$(92,999)	$(45,812)	$24,920
Net income (loss) from discontinued operations	2,411	(9,801)	4,180

	$(90,588)	$(55,613)	$29,100

Denominator:
Basic shares outstanding	31,117	31,538	32,300
Dilutive effect of stock options and restricted stock	—	—	157

Diluted shares outstanding	31,117	31,538	32,457

Calculations:
Earnings (loss) per share from continuing operations:
Basic and diluted	$(2.99)	$(1.45)	$0.77
Earnings (loss) per share from discontinued operations:
Basic and diluted	$0.08	$(0.31)	$0.13
Earnings (loss) per share:
Basic and diluted	$(2.91)	$(1.76)	$0.90

During the years ended December 31, 2008, 2007 and 2006, there were 2.2 million, 3.1 million and 2.4 million shares issuable upon exercise of stock options, restricted stock and performance units that were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive.

13. EMPLOYEE BENEFIT PLAN

The Company adopted a 401(k) plan, the Nautilus, Inc. 401(k) Savings Plan (“401(k) Plan”), in 1999 covering substantially all regular employees over the age of 18. Each participant may contribute up to 75% of eligible compensation during any calendar year, subject to certain limitations. Subject to the approval of the Company’s Board of Directors, the 401(k) Plan provides for Company matching contributions of 100% of the first 1% of eligible earnings contributed by the employee, and an additional 50% match for earnings contributed over 1% and up to 6%. Matching contributions vest at 25% after the first year of service, and are fully vested after the second year. For the years ended December 31, 2008, 2007 and 2006, the Company’s contributions to the 401(k) Plan were $1.2 million, $0.8 million and $0.7 million, respectively.

14. REPORTABLE SEGMENTS AND RELATED INFORMATION

In the second quarter of 2008, the Company began reorganizing its internal structure to establish teams with authority and responsibility for the operations of the direct, commercial and retail business segments as well as the corporate functions. Each business segment is focusing on operating effectiveness, capital management, market position and product innovation. As a result of the reorganization, the Company revised its business segments to reflect how management, including the Company’s Chief Executive Office and chief decision maker, views the business. At December 31, 2008, the Company’s reportable segments include the direct, retail and commercial business units and its corporate functions. Reportable segment data has been reclassified for 2007 and 2006 to correspond with the current segment definitions.

The following table presents information about the Company’s reportable segments:

(In thousands) Year ended December 31, 2008:	Direct	Retail	Commercial	Corporate	Total
Net sales	$185,704	$106,715	$115,251	$3,508	$411,178
Gross profit	111,500	26,335	20,835	(8,033)	150,637
Depreciation and amortization expense	6,276	1,703	4,904	2,613	15,496
Operating income (loss)	2,947	11,401	(9,337)	(88,452)	(83,441)
Interest expense, net	—	—	—	1,524	1,524
Income tax expense (benefit) from continuing operations	—	—	—	4,290	4,290
Income (loss) from continuing operations	2,947	11,401	(9,337)	(98,010)	(92,999)
Total assets	35,012	42,459	77,600	42,448	197,519

Year ended December 31, 2007:
Net sales	$249,057	$114,697	$134,592	$3,125	$501,471
Gross profit	150,540	18,670	24,712	(14,559)	179,363
Depreciation and amortization expense	6,264	2,605	4,752	2,065	15,686
Operating income (loss)	7,376	(1,736)	(12,565)	(61,687)	(68,612)
Interest expense, net	—	—	—	4,650	4,650
Income tax expense (benefit) from continuing operations	—	—	—	(26,216)	(26,216)
Income (loss) from continuing operations	7,376	(1,736)	(12,565)	(38,887)	(45,812)
Total assets	43,448	82,472	112,155	152,765	390,840

Year ended December 31, 2006:
Net sales	$283,006	$208,617	$124,152	$1,496	$617,271
Gross profit	181,734	56,944	26,204	1,496	266,378
Depreciation and amortization expense	6,052	2,517	4,591	1,994	15,154
Operating income (loss)	34,248	34,794	(6,656)	(27,628)	34,758
Interest income, net	—	—	—	1,866	1,866
Income tax expense from continuing operations	—	—	—	9,096	9,096
Income (loss) from continuing operations	34,248	34,794	(6,656)	(37,466)	24,920

Significant judgment is required in allocating operating expenses, depreciation, amortization and assets to the individual business segments. Such allocations were based on a number of methods, including percentage of revenue, segment headcount or the allocation of amounts evenly across the business segments. In addition, management made several assumptions to present the information in the table on a comparative basis. The Company does not capture and report capital expenditures by business segment. The Company is not able to provide amounts for its total assets, by business segment, as of December 31, 2006 as such information was not tracked in a manner that supports the Company’s currently defined business segments.

Corporate gross profit for 2008 includes charges of $6.8 million for discontinued inventory and $1.4 million for severance and $2.7 million in costs incurred with closing the Tulsa manufacturing facility. Corporate gross profit for 2007 included the impact of $16.9 million in discontinued inventory and warranty charges associated with certain commercial cardiovascular products.

Corporate segment operating income for 2008 includes the impact of the aforementioned charges to gross profit and the following adjustments to operating expenses: $29.8 million in retail goodwill impairment charges and $1.1 million intangible impairment charges; $14.0 million in restructuring charges, including an $8.0 million charge related to the termination of a purchase agreement with Land America and $4.9 million in employee termination and related costs; and $1.2 million related to changes in strategic plans regarding products and marketing arrangements that were cancelled. Corporate segment operating income for 2007 included the impact of the aforementioned charges to gross profit and the following adjustments to operating expense: an $18.3 million benefit associated with a favorable legal settlement with ICON Health and Fitness, Inc.; $26.8 million in restructuring charges, including a $19.4 million charge for terminating the Land America asset purchase agreement, severance costs of $3.2 million; and $3.0 million related to our discontinued use of intellectual property acquired from ICON Health and Fitness, Inc.

Net sales in the U.S. represented approximately 78%, 79%, and 83% of consolidated net sales for the years ended December 31, 2008, 2007, and 2006, respectively. The geographic distribution of the Company’s international net sales is mostly concentrated in Switzerland, and to a lesser extent the United Kingdom, Germany and Canada. Sales outside the U.S. represented approximately 22%, 21% and 17% of consolidated net sales for the years ended December 31, 2008, 2007 and 2006, respectively. Long-lived assets attributable to operations in the U.S., which are primarily comprised of property, plant and equipment, goodwill and intangible assets, had carrying values totaling $66.7 million, $108.4 million and $104.4 million at December 31, 2008, 2007 and 2006, respectively. Long-lived assets outside the U.S. had carrying values of approximately $3.0 million, $4.5 million and $4.5 million at December 31, 2008, 2007 and 2006, respectively.

15. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease property and equipment under non-cancellable operating leases which, in the aggregate, obligate us through 2016. Many of our leases contain renewal options and provide for rent escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Rent expense under all operating leases totaled $5.9 million, $6.0 million, and $7.0 million for the years ended December 31, 2008, 2007, and 2006, respectively.

At December 31, 2008, future minimum lease payments under non-cancellable operating leases are as follows:

(In thousands)
2009	$5,469
2010	4,961
2011	4,631
2012	3,293
2013	2,785
Thereafter	4,553

Minimum lease payments	$25,692

Guarantees, Commitments and Off-Balance Sheet Arrangements

At December 31, 2008 and 2007, the Company had approximately $6.7 million and $2.9 million, respectively, in standby letters of credit with vendors which reduce the balance available under the Loan Agreement. The standby letters of credit have expiration dates through December 31, 2009.

The Company has long lead times for inventory purchases and, therefore, must secure factory capacity from its vendors in advance. At December 31, 2008, the Company had approximately $20.1 million in non-cancellable market-based purchase obligations, all of which were for inventory purchases expected to be received in 2009.

At times, we become involved in third-party lease and financing arrangements which assist our customers in obtaining funds to purchase our products. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. Our financing partner reviews consumer credit information in evaluating the risk of default prior to extending credit to our customers. We rely on the quality of our partner’s review and our own risk assessment in determining whether to proceed with a recourse transaction. At December 31, 2008 and 2007, the maximum contingent liability under all recourse provisions was approximately $1.6 million and $1.3 million, respectively. Refer to Note 1 to the consolidated financial statements for further discussion of this arrangement.

In the ordinary course of business, we enter into agreements that require us to indemnify counterparties against third-party claims. These may include: agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services; agreements with customers, under which we may indemnify them against claims arising from their use or sale of our products; real estate and equipment leases, under which we may indemnify lessors against third party claims relating to the use of their property; agreements with licensees or licensors, under which we may indemnify the licensee or licensor against claims arising from their use of our intellectual property or our use of their intellectual property; and agreements with parties to debt arrangements, under which we may indemnify them against claims relating to their participation in the transactions.

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows. As such, no liabilities are recorded at December 31, 2008.

Contingencies Arising from China Sales Operations

In December 2008, the Company initiated discussions to suspend operations in its Shanghai, China sales office and to discontinue the sale of products into the Chinese market through the use of its own sales staff. Most of the employees in the sales office were terminated in the first quarter of 2009. Efforts to directly sell products in China are not currently being made, and the Company will take steps over the next several months to decide whether to serve customers through a down- sized sales office or to use a distributor model. The Company’s 2008 results of operations include approximately $3.8 million in charges due to uncertainties regarding access to, and the future recovery of, certain assets of the Company’s China subsidiary.

Legal Matters

In connection with the sale of Pearl Izumi to Shimano American Corporation, in April, 2008, the Company agreed to indemnify Shimano American Corporation in a lawsuit filed by Salomon S.A. against Pearl Izumi arising out of a claim of alleged patent infringement regarding the use of ventilated fabric in certain shoes manufactured by Pearl Izumi. The lawsuit was filed in Mannheim, Germany and the relief sought by Salomon includes monetary damages and injunctive relief. The matter was settled for an immaterial amount in November 2008.

In 2004, the Company was sued in the Southern District of New York, by BioSig Inc., for alleged patent infringement in connection with the Company’s incorporation of heart rate monitors into certain of its cardio products. The Company does not manufacture monitors, but purchases them from third party manufacturers for use on its cardio products. From 2004 through the middle of 2008 no significant activity occurred and the litigation was essentially dormant. In and around April 2008, following BioSig’s hiring of new counsel and the re-assignment of the case to a new federal judge, the litigation activity in this matter increased. The Company does not believe that its use of heart rate monitors purchased from third parties infringes the BioSig patents. The potential impact of this litigation on the Company’s results of operations, financial condition and cash flows is expected to be immaterial.

16. DISCONTINUED OPERATIONS

In the fourth quarter of 2007, management committed to a plan to sell the operations of our fitness apparel division, which operated under the trade name Pearl Izumi. On April 18, 2008 the Company completed its sale of Pearl Izumi. All assets, liabilities and results of operations associated with Pearl Izumi’s activities are presented in the consolidated financial statements as discontinued operations.

Revenues, income (loss) before income taxes, income tax expense (benefit) and income (loss) generated from the discontinued Pearl Izumi operations were as follows:

	Years Ended December 31,
(In thousands)	2008	2007	2006
Revenue	$27,616	$67,172	$63,024

Income (loss) before income taxes	3,016	(7,743)	6,653
Income tax expense	605	2,058	2,473

Income (loss) from discontinued operations	$2,411	$(9,801)	$4,180

In 2008 and 2007 income (loss) from discontinued operations included impairment losses of $1.3 million and $13.2 million, respectively, associated with the valuation of Pearl Izumi’s assets prior to the completion of the sale.

The provision for income tax expense for discontinued operations was $2.1 million, in 2007, based on a pretax loss of $7.7 million. Pearl Izumi had taxable income in 2007, as the loss from discontinued operations included $13.2 million in impairment charges which are not deductible for tax purposes.

Assets and liabilities for the discontinued operations were zero at December 31, 2008 and as follows at December 31, 2007:

(In thousands)	2007
Assets:
Current assets	$28,660
Property and equipment, net	1,411
Goodwill	19,743
Intangible and other assets	23,957

$73,771

Liabilities:
Current liabilities	$5,332
Current portion of long-term debt	447
Long-term debt excluding current portion	3,797
Noncurrent deferred tax liabilities	6,291

$15,867

17. SUPPLEMENTARY INFORMATION—QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table summarizes the Company’s unaudited quarterly financial data for the years ended December 31, 2008 and 2007:

	QUARTER ENDED
(In thousands, except per share)	March 31	June 30	September 30	December 31	Total
2008:
Net sales	$129,601	$95,564	$93,749	$92,264	$411,178
Gross profit	55,925	33,934	29,730	31,048	150,637
Operating loss	(8,320)	(14,407)	(13,376)	(47,338)	(83,441)
Loss from continuing operations	(6,881)	(9,634)	(35,260)	(41,224)	(92,999)
Income (loss) from discontinued operations, net of tax	521	758	1,142	(10)	2,411
Net loss	(6,360)	(8,876)	(34,118)	(41,234)	(90,588)
Net loss per share:
Basic and diluted	(0.20)	(0.28)	(1.11)	(1.35)	(2.91)
Number of weighted-average shares outstanding—basic and diluted	31,557	31,582	30,739	30,614	31,117
2007:
Net sales	$136,973	$102,534	$115,257	$146,707	$501,471
Gross profit	62,515	38,229	43,331	35,288	179,363
Operating income (loss)	756	1,560	(23,246)	(47,682)	(68,612)
Income (loss) from continuing operations	(9)	654	(14,444)	(32,013)	(45,812)
Income (loss) from discontinued operations, net of tax	2,473	454	997	(13,725)	(9,801)
Net income (loss)	2,464	1,108	(13,447)	(45,738)	(55,613)
Net income (loss) per share:
Basic	0.08	0.04	(0.43)	(1.45)	(1.76)
Diluted	0.08	0.04	(0.43)	(1.45)	(1.76)
Number of weighted average shares outstanding:
Basic	31,508	31,545	31,545	31,555	31,538
Diluted	31,729	31,685	31,545	31,555	31,538

The following table summarizes the impact of infrequent and unusual charges included in the Company’s Quarterly Results of Operations table above:

	Quarter Ended
(In thousands)	March 31	June 30	September 30	December 31	Total
2008
Gross profit
Severance and employee termination	$187	$102	$481	$654	$1,424
Tulsa manufacturing closing costs	—	—	1,774	969	2,743
Discontinued inventory and warranty costs	—	1,500	3,688	556	5,744
China inventory reserve	—	—	—	1,023	1,023

	187	1,602	5,943	3,202	10,934

Operating Loss
Goodwill impairment charge	—	—	—	29,755	29,755
Restructuring charges	10,668	2,450	300	568	13,986
Stairmaster trade name impairment charge	—	—	—	1,100	1,100
China accounts receivable reserve	—	—	—	1,490	1,490
China asset impairments	—	—	—	1,328	1,328
Deferred financing costs	—	—	1,055	—	1,055
Bad debt	—	600	543	1,333	2,476
Legal and contract settlement costs	—	1,125	(417)	1,300	2,008
Shareholder action costs	—	565	—	—	565
Other	—	300	1,126	943	2,369

	10,668	5,040	2,607	37,817	56,132

	$10,855	$6,642	$8,550	$41,019	$67,066

2007
Gross profit
Discontinued inventory and warranty costs	$—	$—	$900	$16,000	$16,900
Severance and employee termination	—	—	—	148	148
Other	—	(40)	—	—	(40)

		(40)	900	16,148	17,008

Operating Loss
ICON litigation settlement	—	(18,300)	—	—	(18,300)
Restructuring charges	200	—	2,312	24,241	26,753
Bad debt	—	—	4,800	—	4,800
Shareholder action costs	—	—	—	2,667	2,667
Other	—	(960)	—	—	(960)

	200	(19,260)	7,112	26,908	14,960

	$200	$(19,300)	$8,012	$43,056	$31,968

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Disclosure Controls and Procedures

As of December 31, 2008, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008 that our disclosure controls and procedures were effective.

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Management’s Assessment

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2008, as stated in their following report.

Changes In Internal Control Over Financial Reporting

During the fourth quarter of 2008, the Company re-organized certain functions in its European operations and converted the financial application system used by its European subsidiaries to the same system used in the U.S. As of result of these changes, certain activities pertaining to internal control over financial reporting, which were previously performed in other European locations, were transferred to the international group’s central office in Germany. In addition, as a result of the financial system conversion certain financial application system controls that were previously the responsibility of the European operations, were incorporated into the internal control environment at the Company’s headquarters in Vancouver, WA.

Item 9B. Other Information

Because of the timing of the event, we have opted to include the following disclosure in this Item 9B, rather than filing a separate Form 8-K under Item 1.01 “Entry into a Material Definitive Agreement.”

Effective March 10, 2009, Nautilus, Inc. and its subsidiary, Nautilus International S.A., entered into a Fifth Amendment to Loan and Security Agreement (the “Amendment”) in respect of the Loan and Security Agreement dated as of January 16, 2008 between the Company and Bank of America, N.A. The Amendment reduced the amount of the credit line from $40.0 million to $30.0 million. As amended, the actual amount the Company is able to borrow under the Loan Agreement is calculated as the lower of either $30 million, or the borrowing capacity, which is based primarily on the month-end value of inventory and accounts receivable in the U.S., as adjusted for certain items identified in the Loan Agreement. The Amendment also provides for a 1% increase in applicable interest rates, provides for an increase in the fees payable in connection with the unused portion of the credit line and amendment to certain loan covenants. The foregoing description is not intended to be a complete description of the Amendment, and is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 10.25 to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nautilus, Inc.

Vancouver, Washington

We have audited the internal control over financial reporting of Nautilus, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008, of the Company and our report dated March 16, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon

March 16, 2009

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is included under the captions Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officers and Information Concerning the Board of Directors in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included under the caption Executive Compensation in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption Stock Ownership in the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Information Concerning the Board of Directors in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is included under the caption Appointment of Registered Independent Public Accounting Firm for 2009 in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

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

(a)(3) Exhibit Index

See the Exhibit Index beginning on page 78 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUTILUS, INC.

Date: March 16, 2009	By:	/S/ EDWARD J. BRAMSON
Edward J. Bramson
Chairman and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Edward J. Bramson and Kenneth L. Fish, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2009.

Signature	Title

* Edward J. Bramson	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ KENNETH L. FISH Kenneth L. Fish	Chief Financial Officer (Principal Financial Officer)

* Ronald P. Badie	Director

* Gerard L. Eastman	Director

* Richard A. Horn	Director

* Marvin G. Siegert	Director

* Michael A. Stein	Director

*By:	/s/ WAYNE M. BOLIO	March 16, 2009
Wayne M. Bolio
Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Purchase Agreement dated as of February 15, 2008 by and among the Company, DashAmerica, Inc. d/b/a/ Pearl Izumi USA, Inc. and Shimano American Corporation – Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K as filed with the Commission on February 22, 2008.

2.2	First Amendment to Stock Purchase Agreement dated as of April 18, 2008 by and among Nautilus, Inc., Shimano American Corporation and DashAmerica, Inc. D/B/A Pearl Izumi USA, Inc. (Incorporated by reference from Exhibit 2.2 to Company’s Current Report on Form 8-K filed on April 24, 2008).

3.1	Articles of Incorporation, as Amended – Incorporated by reference to Exhibits 3.1, 3.2 and 3.3 of the Company’s Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

3.2	Amendment to Articles of Incorporation – Incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000, as filed with the Commission on August 10, 2000.

3.3	Amendment to Articles of Incorporation – Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 14, 2002.

3.4	Amendment to Articles of Incorporation – Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 14, 2005.

3.5	Amended and Restated Bylaws – Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on April 5, 2005.

3.6	Amendment to Amended and Restated Bylaws of the Company – Incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K, as filed with the Commission on January 31, 2007.

10.1*	Company Stock Option Plan, as amended – Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

10.2*	Amendment to Company Stock Option Plan – Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000, as filed with the Commission on August 10, 2000.

10.3*	Company 2005 Long-Term Incentive Plan – Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on June 10, 2005.

10.4*	First Amendment to the Company 2005 Long-Term Incentive Plan – Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006, as filed with the Commission on November 9, 2006.

10.5*	Form of Employee Incentive Stock Option Agreement under the Company Stock Option Plan – Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 16, 2005.

10.6*	Form of Nonstatutory Stock Option Agreement under the Company Stock Option Plan – Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 16, 2005.

10.7*	Form of Nonstatutory Stock Option Agreement – Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K, as filed with the Commission on July 29, 2005.

Exhibit No.	Description
10.8*	Form of Non-Employee Director Nonstatutory Stock Option Agreement – Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K, as filed with the Commission on August 19, 2005.

10.9*	Executive Employment Agreement, dated January 14, 2004, by and between the Company and Darryl Thomas – Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 16, 2005.

10.10*	Executive Employment Agreement, dated March 31, 2005, by and between the Company and William D. Meadowcroft – Incorporated by reference to Exhibit 99.2 to the Company’s amended Current Report on Form 8-K/A, as filed with the Commission on April 6, 2005.

10.11*	Employment Agreement dated May 6, 2008 between Nautilus, Inc. and Sebastien Goulet – Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the three months ended March 31, 2008 as filed with the Commission on May 12, 2008.

10.12*	Executive Employment Agreement, dated October 17, 2007, by and between the Company and Robert S. Falcone. Incorporated by reference to the Company’s Current Report of Form 8-K, as filed with the Commission on October 23, 2007.

10.13*	Amendment to Executive Employment Agreement, dated December 31, 2007, by and between the Company and Robert S. Falcone. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Commission on March 17, 2008.

10.14*	Form of Performance Unit Agreement – Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2006, as filed with the Commission on August 9, 2006.

10.15*	Summary of Performance Unit Award – Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006, as filed with the Commission on November 9, 2006.

10.16	Trademark License Agreement, dated September 20, 2001, by and between Pacific Direct, LLC and the Company – Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2001, as filed with the Commission on November 14, 2001.

10.17	License Agreement, dated April 26, 1999, as amended, between the Company and Gary D. Piaget – Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004.

10.18	Lease Agreement, dated November 23, 2004, between Columbia Tech Center LLC and the Company – Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, as filed with the Commission on November 30, 2004.

10.19	Loan and Security Agreement, dated January 16, 2008, by and among the Company, Nautilus International, S.A. and Bank of America N.A., the lead agent. Incorporated by reference to Exhibit 10.283 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Commission on March 17, 2008.

10.20	Forbearance Agreement, dated February 15, 2008, by and among the Company, Nautilus International, S.A. and Bank of America N.A., the lead agent under the Loan and Security Agreement, dated January 16, 2008. Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Commission on March 17, 2008.

Exhibit No.	Description
10.21	First Amendment to Loan and Security Agreement and Waiver, dated February 29, 2008, by and among the Company, Nautilus International, S.A. and Bank of America N.A., the lead agent. Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Commission on March 17, 2008.

10.22	Second Amendment to Loan and Security Agreement dated as of March 31, 2008 among the Company, Nautilus International S.A. and Bank of America, N.A., in its capacity as agent – Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the three months ended March 31, 2008 as filed with the Commission on May 12, 2008.

10.23	Third Amendment to Loan and Security Agreement dated as of May 5, 2008 among the Company, Nautilus International S.A. and Bank of America, N.A., in its capacity as agent – Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the three months ended March 31, 2008 as filed with the Commission on May 12, 2008.

10.24	Fourth Amendment to Loan and Security Agreement dated as of August 27, 2008 among the Company, Nautilus International S.A. and Bank of America, N.A., in its capacity as agent – Incorporated by reference to the Company’s Form 8-K, as filed with the Commission on September 3, 2008.

10.25	Fifth Amendment to Loan and Security Agreement dated as of March 10, 2009 among the Company, Nautilus International S.A. and Bank of America, N.A., in its capacity as agent (Confidential Treatment has been requested with respect to a portion of this Agreement).

10.26	Fourth Amended and Restated Merchant Agreement dated as of October 27, 2008 by and between Nautilus, Inc. and HSBC Bank Nevada, N.A. (Confidential treatment has been requested with respect to a portion of this agreement.) – Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the three months ended October 31, 2008 as filed with the Commission on November 10, 2008.

10.27	Supply Agreement dated as of May 2, 2008 by and among Nautilus, Inc., Land America Health and Fitness Co., Ltd. and Treuriver Investments Co. Limited – Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the three months ended March 31, 2008 as filed with the Commission on May 12, 2008. [Confidential treatment has been requested with respect to a portion of this Exhibit]

10.28	Settlement Agreement dated as of May 5, 2008 by and among Nautilus, Inc. Land America Health and Fitness Co., Ltd., Treuriver Investments Co. Limited, Michael C. Bruno and Yang Lin Qing – Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the three months ended March 31, 2008 as filed with the Commission on May 12, 2008.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract, compensatory agreement or arrangement, in which the Company’s directors or executive officers may participate