Form 10-Q
period 2009-03-31
NAUTILUS, INC.
filed 2009-05-11
CIK 1078207

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-Accelerated Filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of issuer’s common stock outstanding as of April 30, 2009: 30,614,336

NAUTILUS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

NAUTILUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,123	$5,547
Trade receivables, net	30,057	53,770
Inventories, net	39,625	43,802
Prepaid expenses and other current assets	11,302	11,628
Income taxes receivable	11,099	11,954

Total current assets	95,206	126,701

Property, plant and equipment, net	29,912	32,883
Goodwill and other intangible assets, net	36,124	36,801
Other assets	2,603	1,134

Total assets	$163,845	$197,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$34,485	$38,198
Accrued liabilities	28,349	30,472
Short-term borrowings	3,243	17,944
Deferred tax liabilities	1,428	919

Total current liabilities	67,505	87,533
Long-term liabilities	6,931	6,301

Total liabilities	74,436	93,834

Stockholders’ equity:
Common stock – no par value, 75,000 shares authorized, 30,614 shares issued and outstanding at March 31, 2009 and December 31, 2008	3,599	3,207
Retained earnings	80,614	94,433
Accumulated other comprehensive income	5,196	6,045

Total stockholders’ equity	89,409	103,685

Total liabilities and stockholders’ equity	$163,845	$197,519

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Net sales	$72,086	$129,601
Cost of sales	40,769	73,676

Gross profit	31,317	55,925

Operating expenses:
Selling and marketing	27,673	41,728
General and administrative	9,586	9,644
Research and development	1,881	2,205
Restructuring	3,821	10,668

Total operating expenses	42,961	64,245

Operating loss	(11,644)	(8,320)

Other income (expense):
Interest expense	(147)	(1,237)
Other income (expense), net	(283)	122

Total other income (expense)	(430)	(1,115)

Loss from continuing operations before income taxes	(12,074)	(9,435)
Income tax expense (benefit)	1,745	(2,554)

Loss from continuing operations	(13,819)	(6,881)

Discontinued operations:
Income from discontinued operations	—	2,376
Income tax expense from discontinued operations	—	1,855

Income from discontinued operations, net of tax	—	521

Net loss	$(13,819)	$(6,360)

Loss per common share from continuing operations:
Basic and diluted	$(0.45)	$(0.22)

Income per common share from discontinued operations:
Basic and diluted	$0.00	$0.02

Net loss per common share:
Basic and diluted	$(0.45)	$(0.20)

Weighted average common shares outstanding:
Basic and diluted	30,614	31,557

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(13,819)	$(6,360)
Income from discontinued operations	—	521

Loss from continuing operations	(13,819)	(6,881)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,038	3,906
Losses on asset sales and abandonment	1,417	37
Stock-based compensation expense	424	1,469
Deferred tax valuation allowance	9,082	—
Deferred income taxes	(8,131)	8,666
Other	33	4
Changes in operating assets and liabilities:
Trade receivables	22,375	16,157
Inventories	3,705	(5,866)
Prepaid expenses and other assets	(1,287)	945
Income taxes	631	(8,378)
Trade payables	(3,426)	3,799
Accrued liabilities	(1,262)	6,150

Net cash provided by operating activities of continuing operations	12,780	20,008
Net cash used in operating activities of discontinued operations	—	(3,819)

Net cash provided by operating activities	12,780	16,189

Cash flows from investing activities:
Purchases of property, plant and equipment	(818)	(1,589)
Proceeds from sale of assets	128	57
Refund of escrow deposit from Land America Health and Fitness Co. Ltd.	—	5,000
Proceeds from notes receivable	—	2,384
Purchase of technology rights	—	(285)

Net cash provided by (used in) investing activities from continuing operations	(690)	5,567
Net cash used in investing activities from discontinued operations	—	(24)

Net cash provided by (used in) investing activities	(690)	5,543

(continued)

NAUTILUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from financing activities:
Net decrease in short-term borrowings	$(14,701)	$(15,845)
Debt issuance costs	—	(1,954)
Stock option income tax deficiencies	(33)	(62)

Net cash used in financing activities from continuing operations	(14,734)	(17,861)
Net cash used in financing activities from discontinued operations	—	(87)

Net cash used in financing activities	(14,734)	(17,948)

Net effect of foreign currency exchange rate changes on continuing operations	220	(1,562)
Net effect of foreign currency exchange rate changes on discontinued operations	—	121

Net effect of foreign currency exchange rate changes	220	(1,441)

Net increase (decrease) in cash and cash equivalents	(2,424)	2,343
Cash and cash equivalents, beginning of period	5,547	7,911

Cash and cash equivalents, end of period	$3,123	$10,254

Supplemental disclosure of cash flow information:
Interest payments	$186	$833

Cash refunded (paid) for income taxes	$(98)	$1,697

Accrued liabilities for software purchased	$—	$1,021

(concluded)

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) General Information

Basis of Consolidation and Presentation

The accompanying condensed consolidated financial statements present the results of operations, financial position and cash flows of Nautilus, Inc. and its subsidiaries (collectively, “Nautilus” or the “Company”), all of which are wholly owned. Intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We believe the disclosures are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Discussion regarding our significant estimates can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring items, necessary to present fairly our financial position as of March 31, 2009 and December 31, 2008, and our results of operations and our cash flows for the three months ended March 31, 2009 and 2008. Interim results are not necessarily indicative of results for a full year.

On April 18, 2008, the Company completed the sale of its former fitness apparel business, DashAmerica, Inc. d/b/a Pearl iZumi (“Pearl iZumi”). Accordingly, all assets and liabilities and results of operations associated with the fitness apparel business have been presented in the condensed consolidated financial statements as discontinued operations.

Liquidity

As of March 31, 2009 and December 31, 2008, the Company had cash and cash equivalents of $3.1 million and $5.5 million, respectively, working capital of $27.7 million and $39.2 million, respectively, and short-term borrowings of $3.2 million and $17.9 million respectively. We generated cash from operating activities of continuing operations of $12.8 million during the three months ended March 31, 2009, $7.2 million during the year ended December 31, 2008 and $1.8 million during the year ended December 31, 2007. We incurred losses from continuing operations of $13.8 million for the quarter ended March 31, 2009, $93.0 million for the year ended December 31, 2008, and $45.8 million for the year ended December 31, 2007.

During 2008, the Company implemented a number of restructuring initiatives to reduce ongoing operating expenses and improve its overall financial performance. In the first quarter of 2009, the Company initiated additional restructuring measures aimed at further reducing operating costs and improving the overall alignment of spending and anticipated revenue.

In January 2008, the Company, and its subsidiary Nautilus International S.A., entered into an asset-backed Loan and Security Agreement with Bank of America N.A. (the “Loan Agreement”). The Loan Agreement, as amended (described further in Note 4) provides for $30 million of borrowing capacity based primarily on the value of domestic inventory and accounts receivable. The Loan Agreement contains a financial covenant, as well as limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The financial covenant is applicable only during a trigger period that would be in effect when excess availability (based on the value of our collateral assets, less then current borrowings) falls below certain pre-established limits. Once activated, the trigger period would generally last until the Company meets minimum excess borrowing capacity requirements for a 90-day period. Upon an event of default, the lender would have the option of accelerating all obligations under the Loan Agreement or taking possession of collateral supporting the borrowings.

The Company’s ability to continue to meet its obligations, as they come due in the short term, is dependent upon retaining access to borrowings available under the Loan Agreement. Based on current plans, the Company believes it will remain in compliance with the covenants under the Loan Agreement. The Company also believes its cash balance at March 31, 2009, along with a $10.6 million U.S. federal tax refund received in April 2009, available borrowings under the Loan Agreement and anticipated cash that will be provided by operations, will be sufficient to meet expected cash needs for working capital and capital expenditures for at least the next twelve months. The Company will monitor and adjust its business plan as necessary to respond to developments in the business, markets and the broader economy. However, there can be no assurance the Company will be able to successfully execute its business plan, further reduce costs as needed, or generate the level of expected revenue necessary to generate positive cash flow from operations. If the Company is unable to generate sufficient cash flow from operations and to remain in compliance with the loan limits and covenants under the Loan Agreement, the Company may need to obtain funds through additional financing, which may or may not be available on acceptable terms, if at all.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates relate to revenue recognition, the valuation of trade receivables, inventory valuation, product warranties, the valuation of goodwill and other intangible assets, litigation and loss contingencies, stock-based compensation and income taxes. These policies are discussed in the Management Discussion and Analysis and the Notes to Consolidated Financial Statements sections of the Company’s Form 10-K for the year ended December 31, 2008.

Trade Receivables Valuation

The Company evaluates the collectability of its trade receivables each quarter and adjusts its allowance for doubtful accounts when collection is at risk.

Changes in the Company’s allowance for doubtful accounts for the three months ended March 31, 2009 and 2008 were as follows:

	Three months ended March 31,
(In thousands)	2009	2008
Balance at beginning of period	$6,602	$4,490
Charges to bad debt expense	944	79
Write offs, net of recoveries	(1,532)	(442)

Balance at end of period	$6,014	$4,127

Product Warranties

The Company’s products carry limited defined warranties for defects in materials or workmanship. The Company’s warranties generally obligate us to pay for the costs to manufacture or purchase warranty parts, ship the parts to customers, and, in certain instances, pay for labor and other costs to service the products.

Changes in the Company’s accrued product warranties for the three months ended March 31, 2009 and 2008 were as follows:

	Three months ended March 31,
(In thousands)	2009	2008
Balance at beginning of period	$17,837	$25,185
Charges accrued to cost of sales	947	2,595
Claims paid	(2,451)	(4,035)

Balance at end of period	$16,333	$23,745

Of the warranty claims paid during the three months ended March 31, 2009 and 2008, $0.9 million and $1.8 million, respectively, pertained to issues associated with the commercial TreadClimber. As of March 31, 2009 and 2008, the Company’s warranty reserves include $6.5 million and $11.8 million, respectively, related to the commercial TreadClimber, which is no longer being produced. Accrued product warranties at March 31, 2009 and 2008, include $2.2 million and $6.2 million, respectively, in estimated long-term warranty obligations.

Valuation of Goodwill and Indefinite-Lived Intangible Assets

The Company evaluates goodwill and indefinite-lived intangible assets for potential impairment in the fourth quarter of each year or when events or circumstances indicate the carrying value may be impaired. In the fourth quarter of 2008, the Company recognized a $29.8 million impairment loss on goodwill associated with the retail business and a $1.1 million impairment charge related to the Stairmaster trade name. In light of the continued decline in the market price of the Company’s common stock and further weakening in consumer discretionary spending, management considered whether there were any additional impairment indicators, as of March 31, 2009, related to the remaining direct segment goodwill, or any of the other indefinite-lived intangible assets. Management concluded (i) no new indicators were present and (ii) the carrying values of the remaining goodwill ($2.3 million) and other indefinite lived intangible assets ($16.4 million) were not impaired. As of March 31, 2009, the Company’s goodwill and other intangible assets also includes $17.4 million in unamortized costs associated with finite-lived assets, primarily consisting of trademarks and licensed technologies.

Stock Based Compensation

The Company’s stock based compensation expense, for the three months ended March 31, 2009 and 2008, was $0.4 million and $1.5 million respectively. During the three months ended March 31, 2009 and 2008, the Company issued approximately eight thousand stock option awards, at a weighted average grant-date fair value of $1.22 per share, and 0.8 million stock option awards, at a weighted average grant date fair value of $1.91 per share, respectively. The Company suspended its practice of awarding annual stock option grants to executives and senior employees late in 2008.

As of March 31, 2009, the Company had approximately 1.8 million stock options outstanding with a weighted average exercise price of $10.41. Unamortized compensation expense for unvested stock options, as of March 31, 2009, totaled approximately $2.6 million, which is expected to be recognized over a weighted-average period of 2.4 years.

During the first three months of 2008, the Company was contractually obligated to accelerate vesting of certain stock options upon the termination of its former Chief Executive Officer and, as a consequence, recognized $1.0 million of stock option compensation charges in restructuring expenses. These options subsequently expired unexercised.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141(R) applies prospectively to any business combinations the Company may be party to for which the acquisition date is on or after January 1, 2009. Our adoption of SFAS 141(R), effective January 1, 2009, did not have a material impact on our financial statements.

Effective January 1, 2009, the Company implemented FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amends FASB Statement No. 142, Goodwill and Other Intangible Assets, and provides guidance for determining the useful life of a recognized intangible asset when the expected cash flows associated with the asset are affected by a company’s intent and/or ability to renew or extend the underlying arrangement. The adoption of FAS 142-3 did not have a material impact on the Company’s financial statements.

Reclassifications

The Company has reclassified, to a separate operating expense line entitled restructuring, $0.2 million previously included in selling and marketing expenses and $10.4 million previously included in general and administrative expenses. The Company has also reclassified (i) $2.0 million in debt issuance costs, paid during the three months ended March 31, 2008, from a component of net cash provided by operating activities of continuing operations, to a component of net cash used in financing activities for continuing operations and (ii) $0.3 million in general and administrative operating expenses, that was previously included in selling and marketing expense.

(2) Restructuring Activities

During 2008, Nautilus implemented a number of initiatives to reduce operating costs and reorganize its operations, including measures to restructure the Company’s workforce and close its Tulsa manufacturing facility. In the first quarter of 2009, the Company announced the initiation of a new cost savings plan aimed at further reducing operating costs and improving the overall alignment of spending and anticipated revenue. The 2009 plan impacts all functions through reductions in personnel and other initiatives, including the discontinuation of certain product lines, the abandonment of certain information technology software and the termination of certain lease arrangements.

The Company’s operating expenses for the first quarter of 2009 included $3.8 million in restructuring charges, of which approximately $1.0 million reflects the Company’s remaining lease obligations for the Tulsa manufacturing building, $0.7 million represents amounts due under a lease termination agreement concerning the Company’s Tulsa distribution center and $1.8 million is associated with the abandonment of information technology software, purchased in 2007 but never utilized, and related software support fees.

The following is a summary of expenses associated with the aforementioned restructuring activities:

	Three months ended March 31,
(In thousands)	2009	2008
Employee termination and other employee costs	$27	$2,668
Abandonment of information technology software and related service agreements	1,799	—
Facility lease costs in Tulsa	1,673	—
Termination of purchase agreement with Land America	—	8,000
Underutilized headquarters office costs	322	—

Balance at end of period	$3,821	$10,668

Restructuring costs are reported in our corporate segment to allow for a comparable review of operating income or loss by segment.

The following table summarizes the impact of restructuring activities on our accrued liability balances:

(In thousands)	Severance and Benefits	Facilities	Total
Balance as of January 1, 2009	$1,684	$—	$1,684
Accruals	160	1,673	1,833
Payments	(707)	—	(707)

Balance as of March 31, 2009	$1,137	$1,673	$2,810

As of March 31, 2009, the Company’s long-term liabilities included $0.7 million in accrued lease termination costs associated with the exit of its Tulsa manufacturing building.

(3) Inventories, net

(In thousands)	March 31, 2009	December 31, 2008
Finished goods	$24,339	$29,541
Work-in-progress	1,059	1,147
Raw materials	5,244	7,280
Parts and components	8,983	5,834

	$39,625	$43,802

The figures presented above are net of valuation allowances related to excess parts and finished goods inventories, of $5.4 million and $6.7 million, at March 31, 2009 and December 31, 2008, respectively. The net impact of changes in the Company’s inventory valuation allowances, for the three months ended March 31, 2009 and 2008, was a reduction to cost of sales of $1.3 million and $0.6 million, respectively.

(4) Borrowings

The Company’s five year Loan Agreement with Bank of America N.A. provides access to a revolving secured credit line available to fund the Company’s letters of credit, working capital needs and for other general business purposes, including acquisition financing. The Loan Agreement was amended, on March 10, 2009, to revise the financial covenant and definition of trigger period. The interest rate under the Loan Agreement is either, prime rate plus 1.0 to 1.75 basis points, or LIBOR plus 250 to 425 basis points, depending on the Company’s fixed charge coverage ratio. The use of prime or LIBOR is at the discretion of management. The weighted average interest rates on the Company’s outstanding borrowings at March 31, 2009 and December 31, 2008 were 5.0 % and 4.0%, respectively. The Loan Agreement is collateralized by substantially all of the Company’s U.S. assets. For additional information regarding the Loan Agreement, refer to Note 1 to the condensed consolidated financial statements or the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

At March 31, 2009 and December 31, 2008, the Company had $5.9 million and $6.7 million, respectively, in standby letters of credit which reduce the balance available under the Loan Agreement. At March 31, 2009, the Company had borrowings of $3.2 million outstanding under the Loan Agreement and an unused, but available, borrowing capacity of $13.9 million.

(5) Income Taxes

During the first quarter of 2009, the Company recorded a provision for income tax expense from continuing operations of $1.7 million, compared to an income tax benefit from continuing operations of $2.6 million during the same period of the previous year. Income tax expense recorded in the first quarter of 2009 primarily relates to income generated from the Company’s non-U.S. operations.

The change, from an income tax benefit to income tax expense, reflects the Company’s conclusion, subsequent to the first quarter of 2008, that losses incurred in recent periods create uncertainty regarding the Company’s ability to utilize net operating loss carryforwards and other deferred tax assets to offset future taxable income.

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company increased its valuation allowance, in the first quarter of 2009, to reduce certain deferred tax assets generated during the period to their anticipated net realizable value. As a result, the Company did not recognize an income tax benefit associated with these deferred tax assets, primarily U.S. federal net operating loss carry-forwards and tax credits, in that period.

During the three months ended March 31, 2009, there were no material changes to the Company’s uncertain tax positions. Refer to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008, for further information regarding the Company’s income taxes.

(6) Income (Loss) Per Share

Basic income (loss) per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated based on the weighted-average number of common shares outstanding, after giving affect for the potential dilution that could occur upon exercise of dilutive securities. Dilutive potential common shares resulting from the assumed exercise of outstanding stock-based awards are determined using the treasury stock method.

The following table sets forth the computation of basic and diluted income (loss) per share as reported in the Company’s statements of operations:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2009	2008
Numerator:
Loss from continuing operations	$(13,819)	$(6,881)
Income from discontinued operations	—	521

Net loss	$(13,819)	$(6,360)

Denominator:
Basic shares outstanding	30,614	31,557
Dilutive effect of stock options and restricted stock	—	—

Diluted shares outstanding	30,614	31,557

Calculations:
Loss per share from continuing operations:
Basic and diluted	$(0.45)	$(0.22)

Income per share from discontinued operations:
Basic and diluted	$—	$0.02

Net loss per share:
Basic and diluted	$(0.45)	$(0.20)

During the three months ended March 31, 2009 and 2008, there were 2.0 million and 3.3 million shares issuable upon exercise of stock options, restricted stock and performance stock units that were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive.

(7) Comprehensive Loss

The components of comprehensive loss are as follows:

	Three months ended March 31,
(in thousands)	2009	2008
Net loss	$(13,819)	$(6,360)
Foreign currency translation adjustments	(849)	1,481

Comprehensive loss	$(14,668)	$(4,879)

(8) Reportable Segments and Related Information

At March 31, 2009, the Company’s reportable segments include the direct, retail and commercial business units and its corporate functions. Where applicable, “corporate” generally reflects corporate activity, corporate eliminations and other amounts necessary to reconcile segment data to the Company’s consolidated financial statements. In the first quarter of 2009, the Company modified its classification of certain non-U.S. operations, and amounts previously reported as part of the retail business segment are now assigned to the Company’s commercial business segment. The revised reporting reflects how management, including the Company’s Chief Executive Officer and chief decision maker, views the business. Prior year amounts have been reclassified to conform to the current year presentation as the segment change was effective in June 2008.

The following table presents financial information concerning the Company’s reportable segments for the three months ended March 31, 2009 and 2008:

(In thousands) Three months ended March 31, 2009:	Direct	Retail	Commercial	Corporate	Total
Net sales	$40,716	$12,548	$18,031	$791	$72,086
Gross profit	25,655	4,203	1,295	164	31,317
Depreciation and amortization expense	1,359	359	619	701	3,038
Operating income (loss)	2,738	1,383	(7,131)	(8,634)	(11,644)
Interest expense	—	—	—	147	147
Income tax expense from continuing operations	—	—	—	1,745	1,745
Income (loss) from continuing operations	2,738	1,383	(7,131)	(10,809)	(13,819)
Total assets	30,577	26,127	69,880	37,261	163,845

Three months ended March 31, 2008:
Net sales	$69,633	$25,236	$33,684	$1,048	$129,601
Gross profit	43,464	5,687	5,939	835	55,925
Depreciation and amortization expense	1,630	470	1,061	745	3,906
Operating income (loss)	7,564	2,647	(3,036)	(15,495)	(8,320)
Interest expense	—	—	—	1,237	1,237
Income tax benefit from continuing operations	—	—	—	(2,554)	(2,554)
Income (loss) from continuing operations	7,564	2,647	(3,036)	(14,056)	(6,881)
Total assets	52,092	82,899	106,010	141,374	382,375

Significant judgment is required in allocating operating expenses, depreciation, amortization and assets to the individual business segments. Such allocations were based on a number of methods, including: percentage of revenue, segment headcount and the allocation of amounts evenly across the business segments. In addition, management made several assumptions to present the information in the table on a comparative basis. The Company does not capture and report capital expenditures by business segment.

The table in footnote 2 provides a summary of significant charges incurred in the corporate segment for operating expenses related to restructuring activities.

Net sales in the U.S. represented approximately 82% and 80% of consolidated net sales for each of the three months ended March 31, 2009, and 2008, respectively. The geographic distribution of the Company’s international net sales is mostly concentrated in Switzerland and to a lesser extent the United Kingdom, Germany and Canada.

(9) Commitments and Contingencies

Legal Matters

In 2004, the Company was sued in the Southern District of New York, by BioSig Inc., (“BioSig”) for alleged patent infringement in connection with the Company’s incorporation of heart rate monitors into certain of its cardio products. The Company does not manufacture monitors, but purchases them from third party manufacturers for use on its cardio products. From 2004 through the middle of 2008 no significant activity occurred and the litigation was essentially dormant. In and around April 2008, following BioSig’s hiring of new counsel and the re-assignment of the case to a new federal judge, the litigation activity in this matter increased. The Company has now reached an agreement with BioSig in which plaintiff has agreed to dismiss the action without prejudice and without any payments from the Company. Dismissal of an action “without prejudice” is not a determination on the merits and allows for BioSig to re-file the action at a later date. The Company has no information as to whether BioSig will re-file a lawsuit in the future over the alleged infringement.

Lease Obligations

The Company leases its world headquarters facility, in Vancouver, Washington, and the lease agreement specifies circumstances in which the Company may terminate the lease prior to the end of the contractual lease period. On March 31, 2009, the Company entered into a non-binding agreement for a new lease agreement, to occupy significantly less space in the same facility upon termination of the existing agreement. If and when a final termination agreement is executed, which is expected to occur in the second or third quarter of 2009, the Company will incur a $1.9 million lease termination fee and may incur charges related to the abandonment of leasehold improvements, having an aggregate book value of approximately $8.0 million at March 31, 2009, that will no longer be used under a new lease arrangement.

Guarantees, Commitments and Off-Balance Sheet Arrangements

The Company has long lead times for inventory purchases and therefore needs to secure factory capacity from its vendors in advance. At March 31, 2009, the Company had approximately $11.3 million in non-cancellable market-based purchase obligations, all of which were for inventory purchases expected to be received in 2009.

At times, the Company becomes involved in third-party lease and financing arrangements which assist customers in obtaining funds to make purchases. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. The Company’s financing partner reviews consumer credit information in evaluating the risk of default prior to extending credit. The Company relies on the quality of the financing partner’s review and an internal risk assessment in determining whether to proceed with a recourse transaction. At March 31, 2009 and December 31, 2008, the maximum contingent liability under all recourse provisions was approximately $1.6 million and $1.6 million, respectively.

At March 31, 2009, the Company had $5.9 million in outstanding commercial letters of credit expiring through December 31, 2009.

(10) Discontinued Operations

In the fourth quarter of 2007, the Company committed to a plan to sell the operations of the fitness apparel division, which operated under the trade name Pearl iZumi. On April 18, 2008 the Company completed the sale of Pearl iZumi. All assets, liabilities and results of operations associated with Pearl iZumi’s activities are presented separately in the consolidated financial statements as discontinued operations.

Revenues, income before income taxes, income tax expense and income generated from the discontinued Pearl iZumi operations were as follows:

(In thousands)	Three Months Ended March 31, 2008
Revenue	$24,369

Income before income taxes	2,376
Income tax expense	1,855

Income from discontinued operations	$521

Income from discontinued operations for the three months ended March 31, 2008, includes a pre-tax impairment charge of $2.6 million associated with the valuation of Pearl iZumi’s assets prior to the completion of the sale.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operation (the “MD&A”) should be read in conjunction with our consolidated financial statements and related notes located at Item 1 of this Form 10-Q. We believe that period-to-period comparisons of our operating results are not necessarily indicative of future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies that operate in evolving markets. We may not be able to successfully address these risks and difficulties and, consequently, we cannot make assurances regarding any future growth or profitability.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or conditions, including any statements regarding anticipated sales growth across markets, distribution channels, and product categories, expenses and gross margins, expense as a percentage of revenue, anticipated earnings, new product introductions, manufacturing plans and activities, future capital expenditures, our turnaround plan, financing and working capital requirements and resources. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part II, Item 1A of this Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

Executive Overview

Nautilus is a global fitness products company providing innovative, quality solutions to help people achieve a fit and healthy lifestyle. We are a leading designer, developer, manufacturer and marketer of fitness products sold around the world. We believe our brands are some of the strongest in the industry.

We market our products through three business segments: direct, retail and commercial. The direct business offers products directly to consumers through direct advertising, catalogs and the internet. Our retail business offers our products through a network of over 5,000 retail locations. Our commercial business offers products to health clubs, schools, hospitals and other organizations, which typically require unique strength and cardio products designed for higher usage. We believe this approach allows us to hold each business unit manager accountable for the operations and results of their respective areas. Each business is focused on improving shareholder returns with a particular emphasis on profitability and capital productivity.

We adopted the business-line model as part of a reorganization program implemented in the second quarter of 2008. Although our reorganization plan has not been entirely implemented, and in spite of the present challenging economic environment, we are seeing benefits from our efforts, particularly in terms of reduced operating expenses.

During the first quarter of 2009 and the year ended December 31, 2008, we made a number of decisions which impacted our operating results:

•

We restructured our workforce in 2008 and in the first quarter of 2009 we reduced the number of employees in our corporate headquarters and our manufacturing and distribution functions to better match the requirements of our business;

•	In the first quarter of 2009, we suspended the employer match related to employee 401k plan contributions;

•	We closed our Tulsa commercial manufacturing facility and transferred operations to third party manufacturers in Asia and our owned manufacturing facility in Independence, Virginia;

•	We consolidated our U.S. distribution centers for finished goods and aligned the products by segment to allow for more efficient product handling;

•	We sold our apparel division, Dash America, Inc. d/b/a Pearl iZumi;

•	We closed our Canadian call center and consolidated our call center operations in Vancouver, Washington to achieve better economies of scale;

•	We terminated a number of marketing arrangements to better align our spending with our revised operating plans;

•	We exercised our right to terminate agreements to purchase the Land America manufacturing facility located in China; and

•	We reduced our revolving line of credit to a level better suited to our anticipated borrowing.

Global market and economic conditions have been, and continue to be, disruptive and volatile, and in recent months the volatility has reached unprecedented levels. Concerns about the systemic impact of geopolitical issues, the availability and cost of credit, currency volatility, slowing global economies, the United States mortgage market and a decline in the real estate market in the U.S. and elsewhere have contributed to diminished expectations for the U.S. and world economies. These conditions, including declining business and consumer confidence and increased unemployment, have contributed to reductions in consumer spending, particularly on discretionary products such as ours. During 2008, we implemented cost reduction efforts to adjust for the decline in revenue, and in March 2009 we announced plans to initiate additional cost reductions aimed at further reducing operating costs and improving the overall alignment of spending and anticipated revenue. Although we believe our restructuring and cost reduction efforts should enhance shareholder value in the long term, they have only partially offset the more immediate impact of our reduced revenue. We will continue to move forward with our restructuring and cost reduction strategies and will monitor and adjust our business plan as necessary to respond to developments in the business, markets and the broader economy. However, it is uncertain as to when the economy will recover, and it is not clear that our restructuring activities and cost reduction initiatives will sufficiently offset the impact of the poor economic environment on our net sales.

General

Our results of operations may vary significantly from period-to-period. Our revenues will fluctuate due to the seasonality of our industry; customer buying patterns; product innovation; the nature and level of competition for health and fitness products; our ability to manufacture or procure products to meet customer demand; and the level of spending on, and effectiveness of, our media and advertising programs. In addition, our revenues are highly susceptible to economic factors, including, among other things: the overall condition of the U.S. economy and economies of other countries where we market our products; and the availability of credit, both in the U.S. and abroad. Our profit margins may vary, in response to the aforementioned factors and our ability to manage product costs and effectively utilize our manufacturing capacity. Profit margins may also be affected by fluctuations in the costs or availability of materials used to manufacture our products, higher or lower fuel prices, and changes in the cost of other distribution or manufacturing-related services. Our operating profit or losses may also be affected by the relative success of strategies we employ to improve the efficiency and effectiveness of our organization. Historically our operating expenses have been influenced by media costs to produce and air advertisements, facility costs, operating costs of our information and communications systems, costs to develop and maintain our internet sites, bad debt costs and costs related to attracting and retaining key personnel. In addition, our operating expenses have been impacted by asset impairment losses, restructuring charges and other significant unusual or infrequent expenses.

As a result of the above and other factors, our period-to-period operating results may not be indicative of future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry, in the current economic environment. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. For more information, see our discussion of Risk Factors located at Part I, Item 1A of our Annual Report on Form 10-K.

Selected Results of Operations for the Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,
(In thousands)	2009	2008	$ change	% change
Net sales	$72,086	$129,601	$(57,515)	(44.4)%
Cost of sales	40,769	73,676	(32,907)	(44.7)%

Gross profit	31,317	55,925	(24,608)	(44.0)%

Operating expenses:
Selling and marketing	27,673	41,728	(14,055)	(33.7)%
General and administrative	9,586	9,644	(58)	(0.6)%
Research and development	1,881	2,205	(324)	(14.7)%
Restructuring	3,821	10,668	(6,847)	(64.2)%

Total operating expenses	42,961	64,245	(21,284)	(33.1)%

Operating loss	(11,644)	(8,320)	(3,324)	(40.0)%

Other income (expense):
Interest expense	(147)	(1,237)	1,090	88.1%
Other income (expense), net	(283)	122	(405)	(332.0)%

Total other income (expense)	(430)	(1,115)	685	61.4%

Loss from continuing operations before income taxes	(12,074)	(9,435)	(2,639)	(28.0)%
Income tax expense (benefit)	1,745	(2,554)	(4,299)	(168.3)%

Loss from continuing operations	(13,819)	(6,881)	(6,938)	(100.8)%

Income from discontinued operations, net of tax	—	521	(521)	(100.0)%

Net loss	$(13,819)	$(6,360)	$(7,459)	(117.3)%

Our net sales for the first three months of 2009 were $72.1 million, compared to $129.6 million for the same period in 2008, a decrease of $57.5 million or 44.4%. The decline in net sales is primarily due to a weak consumer environment and tight credit market which led to decreased sales across all of our business segments. Gross profit margins increased to 43.4%, in the first three months of 2009, compared to 43.2% for the same period in 2008.

Operating expenses for the first quarter of 2009 were $43.0 million, compared to $64.2 million for the same period in the prior year, a decrease of $21.3 million or 33.1%. The overall reduction in operating expenses reflects the impact of management’s efforts to better align spending with current and anticipated revenue levels through significant reductions in media expenses, personnel costs and other discretionary expenses. For the three months ended March 31, 2009 and 2008, operating expenses included restructuring charges of $3.8 million and $10.7 million, respectively. Management intends to continue to focus on reducing operating expenses in the coming months as we move forward with our cost reduction initiatives.

Comparison of the Three Months Ended March 31, 2009 and 2008

Net Sales and Gross Profit

The following table sets forth certain information regarding our net sales and gross profit by business segment:

	Three Months Ended March 31,		Change	% Change
(In thousands)	2009	2008
Net sales:
Direct business	$40,716	$69,633	$(28,917)	(41.5)%
Retail business	12,548	25,236	(12,688)	(50.3)%
Commercial business	18,031	33,684	(15,653)	(46.5)%
Corporate (royalty income)	791	1,048	(257)	(24.5)%

Total net sales	$72,086	$129,601	$(57,515)	(44.4)%

Gross Profit ($’s):
Direct business	$25,655	$43,464	$(17,809)	(41.0)%
Retail business	4,203	5,687	(1,484)	(26.1)%
Commercial business	1,295	5,939	(4,644)	(78.2)%
Corporate	164	835	(671)	(80.4)%

Total gross profit	$31,317	$55,925	$(24,608)	(44.0)%

Gross Profit (%):
Direct business	63.0%	62.4%	0.6%
Retail business	33.5%	22.5%	11.0%
Commercial business	7.2%	17.6%	(10.4%)
Corporate	20.7%	79.7%	(59.0%)
Total gross profit (%)	43.4%	43.2%	0.2%

Direct business

Our direct business net sales declined $28.9 million, to $40.7 million in the first three months of 2009, compared to $69.6 million for the same period in 2008, or a decrease of 41.5%. The decrease primarily reflects the impact of distressed economic conditions in the U.S., leading to a decline in demand for all products and reduced approvals for consumer credit. In addition, net sales from our Revolution product line decreased due to the elimination of an extended financing program with a third-party financing partner in June 2008. The decline in our direct segment net sales was partially offset by the impact of increased sales of our TreadClimber products in the first quarter of 2009, compared to the same quarter of the previous year. Our cost-per-customer lead has improved across all product lines due to favorable media conditions, strong creative, and a more efficient mix between strength and cardio advertising.

Gross profit margins for our direct segment increased to 63.0%, for the first quarter of 2009, compared to 62.4% for the same period in 2008. We implemented a number of cost savings initiatives during 2008 including: the consolidation of direct segment products into one distribution center, which reduced inbound shipping and handling costs; we entered into a more favorable agreement with a new carrier that substantially reduced our outbound shipping costs; and improved management of warranty claims. The gross margin improvement also reflects a sales price increase for certain products during the third quarter of 2008. First quarter of 2008 gross profit margins were favorably impacted by $1.1 million in vendor rebates, related to our Land America asset purchase arrangement that, are no longer available in 2009.

Retail business

Our retail business net sales declined $12.7 million, to $12.5 million in the first quarter of 2009, compared to $25.2 million in the first quarter of 2008, a decrease of 50.3%. The overall decline in sales was driven by lower sales volumes of rod-based home gyms, due, in part, to management’s decision to reduce the number of rod-based products offered in our retail business in order to realize higher profit margins for sales of the products in our direct business. The decline also reflects lower net sales for our cardio products due to steps taken by our retail partners to better manage their overall inventory levels, despite relatively strong sales of our Schwinn cardio products.

Gross profit margins for our retail business increased to 33.5%, for the first three months of 2009, compared to 22.5% for the same period of 2008. The increase in gross profit margin is primarily a result of implementing a number of cost saving initiatives during 2008 as well as a sale of close-out products at a deep discount in the prior year period. The retail business’

first quarter of 2009 results, reflect the impact of cost savings related to the consolidation of our retail products into one distribution center and the implementation of a sales program which encourages customers to receive products in container-sized shipments that do not have to be processed through our warehouse and distribution facilities.

Commercial business

Net sales for our commercial business declined $15.7 million, or 46.5%, to $18.0 million, in the first three months of 2009, compared to $33.7 million in the first three months of 2008. The decrease reflects the impact of the global economic recession, which has reduced the availability of credit to small businesses. There were also delays or cancellations of product shipments, in the first quarter of 2009, due to the Company’s decision to tighten credit terms with certain customers. Approximately 44% of our commercial business revenue is generated from international customers. Changes in foreign currency exchange rates, particularly the strengthening of the U.S. dollar compared to the euro, negatively affected our 2009 first quarter commercial sales by approximately $1.2 million, compared to sales in the same period of the previous year.

Gross profit margins for the commercial business decreased to 7.2%, for the first three months of 2009, compared to 17.6% for the same period in 2008. The change reflects an increase in sales of close-out products, at lower margins, and increased manufacturing charges related to lower production volumes. In addition, in the first quarter of 2009, we incurred costs to relocate inventory and manufacturing equipment from our Tulsa facility to other locations. The decline in gross profit margins was partially offset by the impact of price increases implemented throughout 2008 and during the first quarter of 2009.

Operating Expenses

Operating expenses for the first quarter of 2009 were $43.0 million, compared to $64.2 million for the same period in 2008, a decrease $21.3 million, or 33.1%.

Selling and Marketing

Selling and marketing expenses were $27.7 million in the first three months of 2009, compared to $41.7 million for the same period in 2008, a decrease of $14.0 million, or 33.7%. The Company reduced direct media advertising expenses by $7.9 million to balance the favorable cost-per-lead media environment with the unfavorable change in percentage of leads that converted to sales. The decline also reflects a $2.7 million reduction in third party financing fees (commissions), primarily due to lower credit approval rates, fewer financing promotions and an associated reduction in sales in our direct business, and a decline in discretionary marketing support costs due to cost savings initiatives.

General and Administrative

General and administrative expenses were $9.6 million, in both the first quarter of 2009 and 2008. General and administrative expenses for the first quarter of 2009 were impacted by a $0.8 million reversal of litigation-related charges accrued in previous periods, a $0.3 million increase in audit fees, and approximately $0.3 million in performance bonuses paid to our executives and senior-level employees, primarily due to the achievement of goals pertaining to working capital management. General and administrative expenses, for the first quarter of 2008, included a $0.3 million gain on the sale of vacant administrative offices in Louisville, Colorado.

Research and Development

Research and development expenses were $1.9 million in the first three months of 2009, compared to $2.2 million in the same period in 2008, reflecting a reduction in research and development personnel due to our cost savings initiatives.

Restructuring

Restructuring expenses of $3.8 million for the three months ended March 31, 2009 includes $1.7 million in lease termination fees and accrued lease obligations related to our vacated manufacturing and distribution facilities in Tulsa, Oklahoma, and $1.8 million in charges due to our abandonment of information technology software.

Restructuring expenses for the three months ended March 31, 2008, included $8.0 million in charges related to the termination of a purchase agreement with Land America and $2.7 million in employee termination benefits and other employee costs.

Interest Expense

Interest expense for the first quarter of 2009 decreased $1.1 million, compared to the first quarter of 2008, primarily due to lower average short-term borrowings during the 2009 period.

Income Tax Expense

During the first quarter of 2009, we recorded a provision for income tax expense from continuing operations of $1.7 million, compared to an income tax benefit from continuing operations of $2.6 million during the same period of the previous year. Income tax expense recorded in the first quarter of 2009 primarily relates to income generated from our non-U.S. operations. The change, from an income tax benefit, to income tax expense, reflects our conclusion, subsequent to the first quarter of 2008, that losses incurred in recent periods create uncertainty regarding our ability to utilize net operating loss carryforwards and other deferred tax assets to offset future taxable income.

In accordance with SFAS No. 109, “Accounting for Income Taxes,” we increased our valuation allowance, in the first quarter of 2009, to reduce certain deferred tax assets, generated during the period, to their anticipated net realizable value. As a result, we did not recognize an income tax benefit associated with these deferred tax assets, primarily U.S. federal net operating loss carry-forwards and tax credits, in that period.

Discontinued Operations

In anticipation of the sale of our apparel business, we recorded income from discontinued operations (net of tax) of $0.5 million during the first quarter of 2008.

Liquidity and Capital Resources

During the first three months of 2009, operating activities from continuing operations generated $12.8 million in net cash, compared to $20.0 million in the same period of the prior year. The generation of operating cash in the first three months of both periods was primarily due to the collection of accounts receivable.

Net cash used by investing activities from continuing operations was $0.7 million, in the first three months of 2009, compared to cash provided by investing activities of $5.6 million in the same period of 2008. First quarter of 2008 investing cash inflows included the $5.0 million refund of a deposit related to a terminated asset acquisition agreement and $2.4 million received upon the collection of a note receivable. We invested $0.8 million in capital expenditures during the first quarter of 2009, compared to $1.6 million in the first quarter of 2008. We anticipate capital expenditures will continue to be lower during our restructuring and turnaround efforts.

Net cash used in financing activities was $14.7 million in the first three months of 2009 compared to $17.9 million in the same period of the prior year. We used $14.7 million in net cash to reduce our short term borrowings during the first quarter of 2009, compared to $15.8 million in net cash used to reduce short term borrowings in the same period of the previous year. During the first quarter of 2008, we paid approximately $2.0 million in debt issuance costs associated with our January 2008 Loan and Security Agreement (“Loan Agreement”) with Bank of America N.A.

For the quarter ended March 31, 2008, we used $3.8 million in net cash for the operating activities of our discontinued fitness apparel business, which was subsequently sold in April 2008.

The economy’s impact on our operating results has been worse than we anticipated, and we are uncertain as to when the economy will stabilize or begin to improve. Over the last two years, we have initiated a series of restructuring activities, which have generated substantial charges contributing to significant operating losses and negative cash flows. While the restructuring strategies we have implemented are expected to result in substantial cost savings in future periods, they have not been able to offset the full impact of the poor economic conditions and our decline in revenues. As a result of these and other factors, we cannot presently project when or if we might become profitable. Our return to profitability is highly dependent on numerous factors, including: our continued execution on cost reduction initiatives; increased consumer confidence; improved global economic conditions, particularly in the U.S.; relaxed credit markets including improved availability of credit for our customers; and resumed growth in consumer spending on discretionary goods.

In light of the aforementioned uncertainties, there can be no assurance we will return to generating positive cash flows. We received a U.S. federal income tax refund of $10.6 million in April 2009, and we anticipate receiving the refund of a $4.4 million escrow deposit, in the fourth quarter of 2009, related to the 2008 sale of our fitness apparel business. We believe these sources of cash, and borrowings available under our credit facilities, will be sufficient to meet our operating and capital requirements for the next twelve months.

Financing Arrangements

The Company relies on its current banking relationship to meet its ongoing cash needs, particularly during seasonal periods of reduced cash flow. The Loan Agreement with Bank of America N.A. provides us with access to a revolving secured credit line to fund our letters of credit, working capital needs and for other general business purposes, including acquisition financing. We entered into a Fifth Amendment of the Loan Agreement, effective March 10, 2009, which reduced the amount of the credit line, from $40.0 million, to $30.0 million, and amended certain loan covenants. The actual amount we are able to borrow against the credit line is calculated as the lower of either $30 million, or the borrowing capacity, which is based primarily on the month-end value of inventory and accounts receivable in the U.S., as adjusted for certain items identified in the Loan Agreement. The Loan Agreement contains a financial covenant, as well as limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends, and investments. The financial covenant is applicable only during a trigger period that would be in effect when excess availability (based on the value of our collateral assets, in excess of current borrowings) falls below certain pre-established limits. Once activated, the trigger period would generally last until we meet minimum excess borrowing capacity requirements for a 90-day period. The Loan Agreement also contains customary provisions regarding events of default. Upon an event of default, the lenders would have the option of accelerating all obligations under the Loan Agreement.

To date, we have not triggered the requirement to calculate compliance under the financial covenant provision of the Loan Agreement, but would have passed the financial covenant in the amended Loan Agreement if the covenant had been applied. However, we cannot be assured that we will not enter into a trigger period in the future or that we will continue to remain in compliance with the loan covenants. In the event of default or loan covenant violation, and should Bank of America N.A. elect to not enter into a forbearance agreement or waiver, our performance and current economic and financial conditions would make it difficult for us to obtain an alternative source of financing.

At April 30, 2009, we had $5.9 million in standby letters of credit, borrowings of zero and unused borrowing capacity available under the Loan Agreement, of approximately $13.0 million after applicable reserves.

Off-Balance Sheet Arrangements

From time to time, we arrange for leases or other financing sources with third parties to enable certain of our commercial customers to purchase our commercial products. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At March 31, 2009 and December 31, 2008, the maximum contingent liability under all recourse provisions was approximately $1.6 million and $1.6 million, respectively.

Commitments and Contingencies

For a description of our commitments and contingencies, refer to Note 9 to the condensed consolidated financial statements located at Item 1 of this Form 10-Q.

Seasonality

We expect our sales from fitness equipment products both in the U.S. and internationally to vary seasonally. Sales are typically strongest in the fourth quarter, followed by the first and third quarters, and are generally weakest in the second quarter. We believe the broadcast of national network season finales and seasonal weather patterns influence television viewership and cause our television commercials on national cable television to be less effective in the second quarter than in other periods of the year. In addition, during the spring and summer months, consumers tend to be involved in outdoor activities, including exercise, which impacts sales of fitness equipment used indoors. This seasonality can have a significant affect on our inventory levels, working capital needs and the utilization of resources in our manufacturing and warehousing locations.

Critical Accounting Policies and Estimates

Our critical accounting policies have not changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

New Accounting Pronouncements

Refer to Note 1 to the notes to our condensed consolidated financial statements, included under Part I, Item 1 of this Form 10-Q, for information regarding newly enacted or proposed accounting pronouncements applicable to our business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign exchange risk from currency fluctuations, mainly in Canada, China and Europe, due to sourcing of our products in U.S. dollars and selling them primarily in Canadian dollars, Chinese renminbi, British pounds, Swiss francs and euros in addition to U.S. dollars. Given the relative size of our current foreign operations, the exposure to the exchange risk could have a significant impact on our results of operations. Based on our assets and liabilities denominated in other than U.S. dollars at March 31, 2009, a ten percent change in all non U.S. dollar currencies would result in a change in our net foreign position totaling approximately $2.5 million.

We are exposed to market risk from fluctuations in the general level of interest rates on our variable-rate credit agreement with Bank of America, N.A. As of March 31, 2009, our outstanding borrowings under this credit facility totaled $3.2 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established a system of disclosure controls and procedures that is designed to ensure that information relating to the Company, which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this quarterly report. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a description of the legal proceedings that affect us, refer to Note 9 to the condensed consolidated financial statements located at Item 1 of this Form 10-Q.

Item 1A.	RISK FACTORS

Nautilus operates in an environment that involves a number of risks and uncertainties. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that are not considered material, and therefore not mentioned herein, may impair our business operations. If any of the following risks actually occur, our business, operating results and financial position could be harmed.

Other than the modification to the risk factors set forth below, there has not been a material change to the risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

If we cannot continue to meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may suspend or delist our common stock.

Our business has been and may continue to be affected by worldwide macroeconomic factors, including uncertainties in the credit and capital markets and adverse industry conditions. These factors have contributed to a decline in the NYSE market closing price of our common stock. The NYSE applies continued listing requirements to all listed companies, including an average minimum daily closing price of $1.00 over a consecutive 30-day trading period for listed securities. Recently, however, the NYSE temporarily suspended, until June 30, 2009, the application of this $1.00 stock price criteria and also lowered its market capitalization standard from $25 million to $15 million for listed companies. Notwithstanding such action by the NYSE, in the future, if we are unable to meet one or more of the continued listing criteria, our common stock could be subject to delisting or suspension by the NYSE. The commencement of delisting or suspension procedures by the NYSE remains, at all times, at the discretion of the NYSE. A delisting or suspension of our common stock could negatively impact us by (i) reducing the liquidity of the trading market for our common stock and (ii) reducing the number of investors willing to hold our common stock, which could also negatively impact our ability to raise capital through equity or debt financing.

Available Information

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

NAUTILUS, INC.

May 11, 2009	By:	/s/ Edward J. Bramson
Date		Edward J. Bramson
Chairman and Chief Executive Officer (Principal Executive Officer)

May 11, 2009	By:	/s/ Kenneth L. Fish
Date		Kenneth L. Fish
Chief Financial Officer (Principal Financial Officer)