Form 10-Q
period 2009-06-30
NAUTILUS, INC.
filed 2009-08-10
CIK 1078207

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☐            Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of issuer’s common stock outstanding as of July 31, 2009: 30,614,336

NAUTILUS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NAUTILUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,783	$5,547
Trade receivables, net	24,436	53,770
Inventories, net	31,492	43,802
Prepaid expenses and other current assets	9,768	11,628
Income taxes receivable	1,292	11,954

Total current assets	74,771	126,701

Property, plant and equipment, net	19,884	32,883
Goodwill and other intangible assets, net	35,688	36,801
Other assets	946	1,134

Total assets	$131,289	$197,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$26,109	$38,198
Accrued liabilities	27,749	30,472
Short-term borrowings	—	17,944
Deferred tax liabilities	1,343	919

Total current liabilities	55,201	87,533
Long-term liabilities	6,368	6,301

Total liabilities	61,569	93,834

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock – no par value, 75,000 shares authorized, 30,614 shares issued and outstanding at June 30, 2009 and December 31, 2008	3,869	3,207
Retained earnings	59,843	94,433
Accumulated other comprehensive income	6,008	6,045

Total stockholders’ equity	69,720	103,685

Total liabilities and stockholders’ equity	$131,289	$197,519

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$60,790	$95,564	$132,876	$225,165
Cost of sales	39,986	61,630	80,755	135,306

Gross profit	20,804	33,934	52,121	89,859

Operating expenses:
Selling and marketing	21,745	30,945	49,418	72,946
General and administrative	7,064	12,985	16,650	22,356
Research and development	1,619	1,961	3,500	4,166
Restructuring	11,767	2,450	15,588	13,118

Total operating expenses	42,195	48,341	85,156	112,586

Operating loss	(21,391)	(14,407)	(33,035)	(22,727)

Other income (expense):
Interest expense	(1)	(93)	(148)	(1,330)
Other income (expense), net	(89)	144	(372)	266

Total other income (expense)	(90)	51	(520)	(1,064)

Loss from continuing operations before income taxes	(21,481)	(14,356)	(33,555)	(23,791)
Income tax expense (benefit)	(710)	(4,722)	1,035	(7,276)

Loss from continuing operations	(20,771)	(9,634)	(34,590)	(16,515)

Discontinued operations:
Income from discontinued operations	—	640	—	3,016
Income tax expense (benefit) from discontinued operations	—	(118)	—	1,737

Income from discontinued operations, net of tax	—	758	—	1,279

Net loss	$(20,771)	$(8,876)	$(34,590)	$(15,236)

Loss per common share from continuing operations:
Basic and diluted	$(0.68)	$(0.30)	$(1.13)	$(0.52)
Income per common share from discontinued operations:
Basic and diluted	$0.00	$0.02	$0.00	$0.04
Net loss per common share:
Basic and diluted	$(0.68)	$(0.28)	$(1.13)	$(0.48)
Weighted average common shares outstanding:
Basic and diluted	30,614	31,582	30,614	31,569

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(34,590)	$(15,236)
Income from discontinued operations	—	1,279

Loss from continuing operations	(34,590)	(16,515)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,052	7,847
Abandonment of assets	9,516	—
Gain on asset sales	(114)	(173)
Stock-based compensation expense	836	2,006
Deferred tax valuation allowance	15,257	(140)
Deferred income taxes	(14,486)	5,989
Other	—	(315)
Changes in operating assets and liabilities:
Trade receivables	28,681	35,751
Inventories	12,310	(2,273)
Prepaid expenses and other assets	2,029	2,923
Income taxes	10,631	(3,428)
Trade payables	(12,106)	(9,528)
Accrued liabilities	(2,731)	(2,128)

Net cash provided by operating activities of continuing operations	21,285	20,016
Net cash used in operating activities of discontinued operations	—	(1,617)

Net cash provided by operating activities	21,285	18,399

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,142)	(2,402)
Proceeds from sale of assets	194	141
Refund of escrow deposit from Land America Health and Fitness Co. Ltd.	—	5,000
Proceeds from notes receivable	—	2,384
Purchase of technology rights	—	(285)

Net cash provided by (used in) investing activities from continuing operations	(948)	4,838
Net cash provided by investing activities from discontinued operations	—	58,411

Net cash provided by (used in) investing activities	(948)	63,249

(continued)

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from financing activities:
Net decrease in short-term borrowings	(17,944)	(78,603)
Debt issuance costs	(75)	(1,954)
Proceeds from exercise of stock options	—	563
Stock repurchases	—	(2,209)

Net cash used in financing activities from continuing operations	(18,019)	(82,203)
Net cash used in financing activities from discontinued operations	—	(174)

Net cash used in financing activities	(18,019)	(82,377)

Net effect of foreign currency exchange rate changes on continuing operations	(82)	(2,879)
Net effect of foreign currency exchange rate changes on discontinued operations	—	130

Net effect of foreign currency exchange rate changes	(82)	(2,749)

Net increase (decrease) in cash and cash equivalents	2,236	(3,478)
Cash and cash equivalents, beginning of period	5,547	7,911

Cash and cash equivalents, end of period	$7,783	$4,433

Supplemental disclosures:
Interest payments	$227	$2,342

Cash refunded for income taxes	$10,397	$8,812

Accrued liabilities for software purchased	—	$1,021

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

In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring items and subsequent events evaluated during the period June 30, 2009, the date of the balance sheet, through August 10, 2009, the date the financial statements are issued, necessary to present fairly our financial position as of June 30, 2009 and December 31, 2008, and our results of operations and our cash flows for the three and six months ended June 30, 2009 and 2008. Interim results are not necessarily indicative of results for a full year.

On April 18, 2008, the Company completed the sale of its former fitness apparel business, DashAmerica, Inc. d/b/a Pearl iZumi (“Pearl iZumi”). Accordingly, all assets and liabilities and results of operations associated with the fitness apparel business have been presented in the condensed consolidated financial statements as discontinued operations.

Liquidity

As of June 30, 2009 and December 31, 2008, the Company had cash and cash equivalents of $7.8 million and $5.5 million, respectively, working capital of $19.6 million and $39.2 million, respectively, and short-term borrowings of zero and $17.9 million respectively. We generated cash from operating activities of continuing operations of $21.3 million during the six months ended June 30, 2009, $7.2 million during the year ended December 31, 2008 and $1.8 million during the year ended December 31, 2007. We incurred losses from continuing operations of $34.6 million for the six months ended June 30, 2009, $93.0 million for the year ended December 31, 2008, and $45.8 million for the year ended December 31, 2007.

During 2008, the Company implemented a number of restructuring initiatives to reduce ongoing operating expenses and improve its overall financial performance. In the first half of 2009, the Company initiated additional restructuring measures aimed at further reducing operating costs and improving the overall alignment of spending and anticipated revenue.

In January 2008, the Company, and its subsidiary Nautilus International S.A., entered into an asset-backed Loan and Security Agreement with Bank of America N.A. (the “Loan Agreement”). The Loan Agreement, as amended provides for $30.0 million of borrowing capacity based primarily on the value of domestic inventory and accounts receivable. The Loan Agreement contains a financial covenant, as well as limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The financial covenant is applicable only during a trigger period that would be in effect when excess availability (based on the value of our collateral assets, less current borrowings) falls below certain pre-established limits. Once activated, the trigger period would generally last until the Company meets minimum excess borrowing capacity requirements for a 90-day period. Upon an event of default, the lender would have the option of accelerating all obligations under the Loan Agreement or taking possession of collateral supporting the borrowings. Refer to Note 6 for additional description of the Loan Agreement.

The Company’s ability to continue to meet its obligations as they come due is dependent upon retaining access to borrowings available under the Loan Agreement. Based on current plans, the Company believes it will remain in compliance with the covenants under the Loan Agreement. The Company also believes its cash balance at June 30, 2009, available borrowings under the Loan Agreement and anticipated cash that will be provided by operations, will be sufficient to meet expected cash needs for working capital and capital expenditures for at least the next twelve months.

The Company will monitor and adjust its business plan as necessary to respond to developments in the business, markets and the broader economy. However, there can be no assurance the Company will be able to successfully execute its business plan, further reduce costs as needed, or generate the level of expected revenue necessary to generate positive cash flow from operations. If the Company is unable to generate sufficient cash flow from operations to remain in compliance with the loan limits and covenants under the Loan Agreement, the Company may need to obtain funds through additional financing, which may or may not be available on acceptable terms, if at all.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates relate to revenue recognition, the valuation of trade receivables and inventories, product warranties, the valuation of goodwill and other intangible assets, litigation and loss contingencies, stock-based compensation and income taxes. These policies are discussed in the Company’s Form 10-K for the year ended December 31, 2008.

Trade Receivables Valuation

The Company evaluates the collectability of its trade receivables each quarter and adjusts its allowance for doubtful accounts accordingly. Changes in the Company’s allowance for doubtful accounts for the three and six month periods ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2009	2008	2009	2008
Balance at beginning of period	$6,014	$4,127	$6,602	$4,490
Charges to bad debt expense	654	1,046	1,598	1,125
Write offs, net of recoveries	(1,821)	23	(3,353)	(419)

Balance at end of period	$4,847	$5,196	$4,847	$5,196

Product Warranties

The Company’s products carry limited defined warranties for defects in materials or workmanship. The Company’s warranties generally obligate us to pay for the costs to supply and ship warranty parts to customers and, in certain instances, pay for labor and other costs to service the products. Changes in the Company’s accrued product warranties for the three and six month periods ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2009	2008	2009	2008
Balance at beginning of period	$16,333	$23,745	$17,837	$25,185
Charges to cost of sales	1,732	2,605	2,679	5,200
Payments	(3,927)	(4,794)	(6,378)	(8,829)

Balance at end of period	$14,138	$21,556	$14,138	$21,556

Of the warranty costs paid during the three and six month periods ended June 30, 2009, $1.6 million and $2.5 million, respectively, pertained to issues associated with the commercial TreadClimber, compared to $2.7 million and $4.5 million respectively, for the three and six month periods ended June 30, 2008. As of June 30, 2009 and 2008, the Company’s warranty reserves included $4.7 million and $10.1 million, respectively, related to the commercial TreadClimber, which is no longer being produced. Accrued product warranties at June 30, 2009 and 2008, include $1.6 million and $4.1 million, respectively, in estimated long-term warranty obligations.

Stock Based Compensation

The Company’s stock based compensation expense for the three and six month periods ended June 30, 2009 was $0.4 million and $0.8 million, respectively, compared to $0.5 million and $2.0 million respectively, for the three and six month periods ended June 30, 2008. During the six month periods ended June 30, 2009 and 2008, the Company issued 58,000 stock option awards (at a weighted average grant-date fair value of $0.99 per share) and 1.0 million stock option awards (at a weighted average grant date fair value of $1.96 per share), respectively. The Company suspended its practice of awarding annual stock option grants to executives and senior employees late in 2008.

As of June 30, 2009, the Company had approximately 1.8 million stock options outstanding with a weighted average exercise price of $10.17. Unamortized compensation expense for unvested stock options, as of June 30, 2009, totaled approximately $2.3 million, which is expected to be recognized over a weighted-average period of 2.3 years.

During the first quarter of 2008, the Company was contractually obligated to accelerate vesting of certain stock options upon the termination of its former Chief Executive Officer and, as a consequence, recognized $1.0 million of stock option compensation charges as a component of restructuring expenses during that period.

New Accounting Pronouncements

On May 28, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires a company to disclose the date through which the entity has evaluated subsequent events and the basis for selecting that date, more specifically, whether the chosen date represents the date the financial statements were issued or were available to be issued. The Company’s adoption of SFAS 165, effective June 30, 2009, did not have a material impact on its financial statements.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired business. SFAS 141(R) applies prospectively to any business combinations the Company may be party to for which the acquisition date is on or after January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amends FASB Statement No. 142, Goodwill and Other Intangible Assets, and provides guidance for determining the useful life of a recognized intangible asset when the expected cash flows associated with the asset are affected by a company’s intent and/or ability to renew or extend the underlying arrangement. The adoption of FAS 142-3 did not have a material impact on the Company’s financial statements.

Reclassifications

For the three month period ended June 30, 2008, the Company has reclassified $0.5 million previously included in selling and marketing expenses, and $1.9 million previously included in general and administrative expenses, to a separate operating expense line entitled “restructuring”. For the six month period ended June 30, 2008, the Company has reclassified $0.8 million previously included in selling and marketing expenses and $12.4 million previously included in general and administrative expenses to a separate operating expense line entitled “restructuring”. The Company has corrected the presentation of $2.0 million in debt issuance costs, paid during the six month period ended June 30, 2008, from a component of net cash provided by operating activities of continuing operations, where it was previously recorded, to a component of net cash used in financing activities from continuing operations.

(2) Restructuring Activities

During 2008, Nautilus implemented a number of initiatives to reduce operating costs and reorganize its operations, including measures to restructure the Company’s workforce and close its Tulsa manufacturing facility. In the first quarter of 2009, the Company announced the continuation of cost savings plans aimed at further reducing operating costs and improving the overall alignment of spending and anticipated revenue. The 2009 plan impacts all functions through reductions in personnel and other initiatives, including the discontinuation of certain product lines, the abandonment of certain information technology software, the termination of certain leases and warehouse distribution services, and the downsizing of the Company’s corporate headquarters.

The following is a summary of expenses associated with the aforementioned restructuring activities, all of which are recorded on a separate operating expense line entitled “restructuring”:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2009	2008	2009	2008
Employee termination and other employee costs	$534	$1,390	$561	$4,058
Abandonment of information technology software and related service agreements	—	—	1,799	—
Lease obligations for discontinued facilities	—	240	1,673	240
Facility lease termination costs – corporate headquarters	1,900	—	1,900	—
Abandonment of leasehold improvements – corporate headquarters	8,028	—	8,028	—
Abandoned creative media	—	470	—	470
Contract termination costs	910	350	910	350
Termination of purchase agreement with Land America	—	—	—	8,000
Other	395	—	717	—

Total restructuring expense	$11,767	$2,450	$15,588	$13,118

Restructuring costs are reported in our corporate segment to allow for a comparable review of operating income or loss by segment.

The following table summarizes the impact of restructuring activities on our accrued liability balances:

(In thousands)	Severance and Benefits	Facilities	Total
Balance as of January 1, 2009	$1,684	$—	$1,684
Accruals	561	4,483	5,044
Payments	(1,200)	(716)	(1,916)

Balance as of June 30, 2009	$1,045	$3,767	$4,812

As of June 30, 2009, the Company’s long-term liabilities included $0.7 million in accrued lease termination costs associated with the closing of its Tulsa manufacturing facility.

(3) Inventories, net

(In thousands)	June 30, 2009	December 31, 2008
Finished goods	$18,574	$29,541
Work-in-progress	1,048	1,147
Raw materials	4,810	5,834
Parts and components	7,060	7,280

	$31,492	$43,802

The figures presented above are net of valuation allowances related to excess parts and finished goods inventories, of $5.5 million and $6.7 million, at June 30, 2009 and December 31, 2008, respectively.

(4). Property, Plant and Equipment

	Estimated Useful Life (in years)
(In thousands)		June 30, 2009	December 31, 2008
Land	N/A	$324	$324
Buildings and improvements	5 to 31.5	9,882	20,721
Computer equipment	2 to 5	41,657	42,623
Machinery and equipment	3 to 5	21,555	26,621
Furniture and fixtures	5	3,301	3,566
Construction in process	N/A	587	1,530

Total cost		77,306	95,385
Accumulated depreciation		(57,422)	(62,502)

Total property, plant and equipment		$19,884	$32,883

On June 30, 2009, the Company terminated the lease for its world headquarters facility located in Vancouver, Washington and entered into a new lease agreement to occupy substantially less space in the same building. As a result of the downsizing, the Company abandoned certain leasehold improvements and, during the second quarter of 2009, recorded an impairment charge of $8.0 million as a component of restructuring expense (see Note 2).

(5) Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company applies a fair value-based impairment test to evaluate the carrying value of goodwill annually, at October 31, and more frequently if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.

	Estimated Useful Life (in years)
(In thousands)		June 30, 2009	December 31, 2008
Goodwill	N/A	$2,537	$2,398

Other intangible assets:
Indefinite life trademarks	N/A	16,419	16,419
Patents	1 to 16	23,209	23,209

Total cost		39,628	39,628

Accumulated amortization - patents		(6,477)	(5,225)

Net other intangible assets		33,151	34,403

Total goodwill and other intangible assets, net		$35,688	$36,801

The change in goodwill is due to fluctuations in non-U.S. dollar currency.

(6) Borrowings

The Company’s five year Loan Agreement provides access to a revolving secured credit line available to fund the Company’s letters of credit, working capital needs and other general business purposes. The Loan Agreement was amended, on March 10, 2009, June 12, 2009, and July 31, 2009, to revise the financial covenant and definition of trigger period. The interest rate under the Loan Agreement is either prime rate plus 100 to 175 basis points, or LIBOR plus 250 to 425 basis points, depending on the Company’s fixed charge coverage ratio. The use of prime or LIBOR is at the discretion of the Company. The weighted average interest rate on the outstanding borrowings for December 31, 2008 was 4.0%. The Loan Agreement is collateralized by substantially all of the Company’s U.S. assets. For additional information regarding the Loan Agreement, refer to Note 1 to the condensed consolidated financial statements in this Form 10-Q or the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

At June 30, 2009 and December 31, 2008, the Company had $5.7 million and $6.7 million, respectively, in standby letters of credit which reduce the balance available under the Loan Agreement. At June 30, 2009, the Company had no borrowings outstanding under the Loan Agreement and an unused, but available, borrowing capacity of $11.5 million.

(7) Income Taxes

During the first half of 2009, the Company recorded a provision for income tax expense from continuing operations of $1.0 million, compared to an income tax benefit from continuing operations of $7.3 million during the same period of the previous year. Income tax expense recorded in the first six months of 2009 primarily relates to income in certain foreign jurisdictions within the Company’s non-U.S. operations. The change, from an income tax benefit to income tax expense, reflects the Company’s conclusion, in the third quarter of 2008, that losses incurred in recent periods create uncertainty regarding the Company’s ability to utilize net operating loss carry-forwards and other deferred tax assets to offset future taxable income. During the first six months of 2009, and in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company increased its valuation allowance to reduce certain deferred tax assets generated during the period to their anticipated net realizable value. As a result, the Company did not recognize an income tax benefit associated with these deferred tax assets, primarily consisting of U.S. federal net operating loss carry-forwards and tax credits during this period.

During the six month period ended June 30, 2009, there were no material changes to the Company’s uncertain tax positions. Refer to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008, for further information regarding the Company’s income taxes.

(8) Income (Loss) Per Share

Basic income (loss) per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated based on the weighted-average number of common shares outstanding, after giving effect to the potential dilution that could occur upon exercise of dilutive securities. Dilutive potential common shares resulting from the assumed exercise of outstanding stock-based awards are determined using the treasury stock method.

The following table sets forth the computation of basic and diluted income (loss) per share as reported in the Company’s statements of operations:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Numerator:
Loss from continuing operations	$(20,771)	$(9,634)	$(34,590)	$(16,515)
Income from discontinued operations	—	758	—	1,279

Net loss	$(20,771)	$(8,876)	$(34,590)	$(15,236)

Denominator:
Basic shares outstanding	30,614	31,582	30,614	31,569
Dilutive effect of stock options and restricted stock	—	—	—	—

Diluted shares outstanding	30,614	31,582	30,614	31,569

Calculations:
Loss per share from continuing operations:
Basic and diluted	$(0.68)	$(0.30)	$(1.13)	$(0.52)

Income per share from discontinued operations:
Basic and diluted	$—	$0.02	$—	$0.04

Net loss per share:
Basic and diluted	$(0.68)	$(0.28)	$(1.13)	$(0.48)

During the three and six month periods ended June 30, 2009 there were 1.9 million and 2.0 million shares, respectively, issuable upon exercise of stock options, restricted stock units and performance stock units that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. During the three and six month periods ended June 30, 2008, there were 3.2 million and 3.3 million shares, respectively, issuable upon exercise of stock options, restricted stock units and performance stock units that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(9) Comprehensive Loss

The components of comprehensive loss are as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(20,771)	$(8,876)	$(34,590)	$(15,236)
Foreign currency translation adjustments	812	7	(37)	1,488

Comprehensive loss	$(19,959)	$(8,869)	$(34,627)	$(13,748)

(10) Reportable Segments and Related Information

At June 30, 2009, the Company’s reportable segments include the direct, retail and commercial business units and its corporate functions. Where applicable, “corporate” generally reflects corporate activity, corporate eliminations, restructuring charges and other amounts necessary to reconcile segment data to the Company’s consolidated financial statements. In the first quarter of 2009, the Company modified its classification of certain non-U.S. operations, and amounts previously reported as part of the retail business segment are now assigned to the Company’s commercial business segment. The revised reporting reflects how management, including the Company’s Chief Executive Officer and chief decision maker, views the business. Prior year amounts have been reclassified to conform to the current year presentation.

The following table presents financial information concerning the Company’s reportable segments for the three month periods ended June 30, 2009 and 2008:

(In thousands) Three months ended June 30, 2009:	Direct	Retail	Commercial	Corporate	Total
Net sales	$28,200	$11,356	$20,720	$514	$60,790
Gross profit	16,509	3,104	718	473	20,804
Depreciation and amortization expense	1,198	460	816	540	3,014
Operating income (loss)	577	1,191	(7,164)	(15,995)	(21,391)
Interest expense	—	—	—	1	1
Income tax benefit from continuing operations	—	—	—	(710)	(710)
Income (loss) from continuing operations	577	1,191	(7,164)	(15,375)	(20,771)

Three months ended June 30, 2008:
Net sales	$41,294	$19,000	$34,366	$904	$95,564
Gross profit	24,180	3,370	6,851	(467)	33,934
Depreciation and amortization expense	1,606	471	1,195	669	3,941
Operating loss	(595)	(180)	(1,064)	(12,568)	(14,407)
Interest expense	—	—	—	93	93
Income tax benefit from continuing operations	—	—	—	(4,722)	(4,722)
Loss from continuing operations	(595)	(180)	(1,064)	(7,795)	(9,634)

The following table presents financial information concerning the Company’s reportable segments for the six month periods ended June 30, 2009 and 2008:

(In thousands) Six months ended June 30, 2009:	Direct	Retail	Commercial	Corporate	Total
Net sales	$68,916	$23,904	$38,751	$1,305	$132,876
Gross profit	42,164	7,307	2,013	637	52,121
Depreciation and amortization expense	2,557	819	1,435	1,241	6,052
Operating income (loss)	3,315	2,574	(14,295)	(24,629)	(33,035)
Interest expense	—	—	—	148	148
Income tax expense from continuing operations	—	—	—	1,035	1,035
Income (loss) from continuing operations	3,315	2,574	(14,295)	(26,184)	(34,590)
Total assets	25,921	21,946	58,904	24,518	131,289

Six months ended June 30, 2008:
Net sales	$110,927	$44,236	$68,050	$1,952	$225,165
Gross profit	67,644	9,057	12,790	368	89,859
Depreciation and amortization expense	3,236	941	2,256	1,414	7,847
Operating income (loss)	6,969	2,467	(4,100)	(28,063)	(22,727)
Interest expense	—	—	—	1,330	1,330
Income tax benefit from continuing operations	—	—	—	(7,276)	(7,276)
Income (loss) from continuing operations	6,969	2,467	(4,100)	(21,851)	(16,515)
Total assets	41,207	74,538	98,766	56,500	271,011

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

The table in Note 2 provides a summary of significant charges, included in operating expenses of the corporate segment, related to restructuring activities in these periods.

For the three and six month periods ended June 30, 2009, net sales in the U.S. represented approximately 85% and 87%, respectively, of consolidated net sales, compared to approximately 81% and 84% of consolidated net sales for the three and six month periods ended June 30, 2008. The geographic distribution of the Company’s international net sales is mostly concentrated in Germany and, to a lesser extent, the United Kingdom, Switzerland and Canada.

(11) Commitments and Contingencies

Legal Matters

In 2004, the Company was sued in the Southern District of New York, by BioSig Inc., (“BioSig”) for alleged patent infringement in connection with the Company’s incorporation of heart rate monitors into certain of its cardio products. The Company has now reached an agreement with BioSig in which the plaintiff has agreed to dismiss the action without prejudice and without any payments from the Company. The Court has signed an Order dismissing the action. Dismissal of an action “without prejudice” is not a determination on the merits and allows for BioSig to re-file the action at a later date. The Company has no information as to whether BioSig will re-file the lawsuit in the future.

Guarantees, Commitments and Off-Balance Sheet Arrangements

The Company has long lead times for inventory purchases and therefore needs to secure factory capacity from its vendors in advance. At June 30, 2009, the Company had approximately $16.8 million in non-cancellable market-based purchase obligations, all of which were for inventory purchases expected to be received in 2009. These commitments were entered into in the normal course of business with standard terms and conditions and are not anticipated to exceed our inventory requirements.

At times, the Company becomes involved in third-party lease and financing arrangements which assist customers in obtaining funds to make purchases. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. The Company’s financing partner reviews consumer credit information in evaluating the risk of default prior to extending credit. The Company relies on the quality of the financing partner’s review and an internal risk assessment in determining whether to proceed with a recourse transaction. At June 30, 2009 and December 31, 2008, the maximum contingent liability under all recourse provisions was approximately $1.7 million and $1.6 million, respectively.

At June 30, 2009, the Company had $5.7 million in outstanding commercial letters of credit expiring through September 27, 2010.

(12) Discontinued Operations

In the fourth quarter of 2007, the Company committed to a plan to sell the operations of the fitness apparel division, which operated under the trade name Pearl iZumi. On April 18, 2008 the Company completed the sale of Pearl iZumi. All assets, liabilities and results of operations associated with Pearl iZumi’s activities are presented separately in the condensed consolidated financial statements as discontinued operations.

Revenues, income before income taxes, income tax expense (benefit) and income generated from the discontinued Pearl iZumi operations were as follows:

(In thousands)	Three months ended June 30, 2008	Six months ended June 30, 2008
Revenue	$3,248	$27,616

Income before income taxes	$640	$3,016
Income tax expense (benefit)	(118)	1,737

Income from discontinued operations	$758	$1,279

Income from discontinued operations for the three months and six months ended June 30, 2008, includes a pre-tax gain on the sale of Pearl iZumi of $1.3 million and a pre-tax impairment charge of $1.3 million, respectively.

The Company had an escrow deposit of $4.4 million related to the sale of Pearl iZumi of which $2.0 million was released in August 2009 and the remaining amount is anticipated to be returned in the fourth quarter of 2009. In late July 2008, the Company received notice of a potential claim, under $0.6 million, against the escrow deposit but the Company is not yet able to determine the merits or validity of the claim.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) should be read in conjunction with our consolidated financial statements and related notes located in Item 1 of this Form 10-Q. We believe that period-to-period comparisons of our operating results are not necessarily indicative of future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies that operate in evolving markets, particularly those for consumer products. We may not be able to successfully address these risks and difficulties and, consequently, we cannot make assurances regarding any future growth or profitability.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or conditions, including any statements regarding anticipated sales growth across markets, distribution channels, and product categories, expenses and gross margins, expense as a percentage of revenue, anticipated earnings, and profitability, estimated cost reductions, estimated restructuring charges, the evaluation of strategic alternatives for the Company’s commercial business, operational improvement, new product introductions, manufacturing plans and activities, future capital expenditures, our turnaround plan, financing and working capital requirements and resources. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including availability of media time and fluctuating advertising rates, our ability to successfully transfer products to alternative manufacturing facilities, manufacturing quality issues resulting in increased warranty costs, our ability to effectively restructure the business and reduce costs, a decline in consumer spending due to unfavorable economic conditions, a change in the availability of credit for our customers who finance their purchases, our ability to effectively develop, market, and sell future products, our ability to get foreign-sourced product through customs in a timely manner, our ability to effectively identify, negotiate and integrate any future strategic acquisitions, our ability to protect our intellectual property, introduction of lower-priced competing products, unpredictable events and circumstances relating to international operations including our use of foreign manufacturers, government regulatory action, general economic conditions, and the risks described in our annual report on Form 10-K for the year ended December 31, 2008, as supplemented by Part II, Item 1A of this Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

Executive Overview

Nautilus is a global fitness products company providing innovative, quality solutions to help people achieve a fit and healthy lifestyle. We are a leading designer, developer, manufacturer and marketer of fitness products sold around the world. We believe our brands are some of the strongest in the industry.

We market our products through three business segments: direct, retail and commercial. The direct business offers products directly to consumers through direct advertising, catalogs and the internet. Our retail business offers our products through a network of retail customers in the U.S. and Canada. Our commercial business offers products to health clubs, schools, hospitals and other organizations, which typically require unique strength and cardio products designed for higher usage. We believe that our segment structure allows us to hold each business unit manager accountable for the operating results of their respective areas. Each business is focused on improving shareholder returns with a particular emphasis on profitability and capital productivity.

We adopted our current business segment model as part of a reorganization program implemented in the second quarter of 2008. Although our reorganization plan has not been entirely implemented, and in spite of the present challenging economic environment, we are seeing benefits from our efforts, particularly in terms of reduced operating expenses.

Global market and economic conditions have been, and continue to be, disruptive and volatile. Concerns about the systemic impact of geopolitical issues, the availability and cost of credit, currency volatility, slowing global economies, the United States mortgage market and a decline in the real estate market in the U.S. and elsewhere have contributed to diminished expectations for the U.S. and world economies. These conditions, including reduced business and consumer confidence and increased unemployment, have contributed to reductions in consumer spending, particularly on discretionary products such as ours. During 2008, we implemented cost reduction efforts to adjust for the decline in revenue, and in March 2009 we announced plans to initiate additional cost reductions aimed at further reducing operating costs and improving the overall alignment of spending and anticipated revenue. These actions are summarized as follows:

2009

•

In the first quarter of 2009, we restructured our workforce and reduced the number of employees in our corporate headquarters and our manufacturing and distribution functions to better match the requirements of our business;

•

In the first quarter of 2009, we conducted a thorough review of our Information Technology costs to better align computer systems and support services to our restructured business model, resulting in significant savings related to software purchases, maintenance agreements and licensing fees;

•	In the second quarter of 2009, we terminated our lease for our corporate headquarters facility in Vancouver, Washington, and entered into a new lease for substantially less space in the same building;

•	In the second quarter of 2009, we terminated a warehouse distribution service agreement for our U.S. service parts inventory which will now be distributed from existing Company locations;

2008

•	We restructured our workforce and reduced the number of employees in our corporate headquarters and our manufacturing and distribution functions to better match the requirements of our business;

•	We closed our Tulsa, Oklahoma commercial manufacturing facility and transferred operations to our owned manufacturing facility in Independence, Virginia and to third party manufacturers in Asia;

•	We consolidated our U.S. distribution centers for finished goods and aligned the products by business unit to allow for more efficient product handling;

•	We restructured our international operations by reducing the number of employees to better match the requirements of our business and centralized operations in Germany;

•	We reduced selling and marketing costs by eliminating corporate support positions, rationalized direct marketing spend and eliminated certain consumer financing programs;

•	We sold our apparel division, Dash America, Inc. d/b/a Pearl iZumi;

•	We closed our Canadian call center and consolidated our call center operations in Vancouver, Washington to achieve better economies of scale;

•	We terminated a number of marketing arrangements to better align our spending with our revised operating plans;

•	We terminated agreements to purchase a manufacturing facility in China;

•	We reduced our revolving line of credit to a level better suited to our anticipated borrowing.

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

In order to improve overall operating results and leverage the strength of our brands, we are considering a plan to focus all of our resources on our strong consumer business and, in connection therewith, will be evaluating strategic alternatives for the commercial business. In August 2009, we engaged an investment banker, Robert W. Baird & Co., to advise us on strategic alternatives for the commercial business, including the potential sale of parts or all of the commercial business.

We may conduct additional restructuring activities in the future in an effort to improve overall profitability.

General

Our results of operations may vary significantly from period-to-period. Our revenues will fluctuate due to the seasonality of our industry; customer buying patterns; product innovation; the nature and level of competition for health and fitness products; our ability to manufacture or procure products to meet customer demand; the level of spending on, and effectiveness of, our media and advertising programs; and our ability to attract new customers and renew existing sales relationships. In addition, our revenues are highly susceptible to economic factors, including, among other things: the overall condition of the U.S. economy and economies of other countries where we market our products; and the availability of credit, both in the U.S. and abroad. Our profit margins may vary in response to the aforementioned factors and our ability to manage product costs and effectively utilize our manufacturing capacity. Profit margins may also be affected by fluctuations in the costs or availability of materials used to manufacture our products, product warranty costs, higher or lower fuel prices, and changes in the cost of other distribution or manufacturing related services. Our operating profit or losses may also be affected by the relative success of strategies we employ to improve the efficiency and effectiveness of our organization. Historically our operating expenses have been influenced by media costs to produce and air advertisements, facility costs, operating costs of our information and communications systems, costs to develop and maintain our internet sites, bad debt costs and costs related to attracting and retaining key personnel. In addition, our operating expenses have been impacted by asset impairment losses, restructuring charges and other significant unusual or infrequent expenses.

As a result of the above and other factors, our period-to-period operating results may not be indicative of future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry, in the current economic environment. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. For more information, see our discussion of Risk Factors located at Part I, Item 1A of our annual report on Form 10-K, as supplemented by Part II, Item 1A of this Form 10-Q.

Selected Results of Operations for the Three Months Ended June 30, 2009 and 2008

	Three Months Ended June 30,
(In thousands)	2009	2008	$ change	% change
Net sales	$60,790	$95,564	$(34,774)	(36.4)%
Cost of sales	39,986	61,630	(21,644)	(35.1)%

Gross profit	20,804	33,934	(13,130)	(38.7)%

Operating expenses:
Selling and marketing	21,745	30,945	(9,200)	(29.7)%
General and administrative	7,064	12,985	(5,921)	(45.6)%
Research and development	1,619	1,961	(342)	(17.4)%
Restructuring	11,767	2,450	9,317	380.3%

Total operating expenses	42,195	48,341	(6,146)	(12.7)%

Operating loss	(21,391)	(14,407)	(6,984)	(48.5)%

Other income (expense):
Interest expense	(1)	(93)	92	98.9%
Other income (expense), net	(89)	144	(233)	(161.8)%

Total other income (expense)	(90)	51	(141)	(276.5)%

Loss from continuing operations before income taxes	(21,481)	(14,356)	(7,125)	(49.6)%
Income tax expense (benefit)	(710)	(4,722)	4,012	85.0%

Loss from continuing operations	(20,771)	(9,634)	(11,137)	(115.6)%

Income from discontinued operations, net of tax	—	758	(758)	(100.0)%

Net loss	$(20,771)	$(8,876)	$(11,895)	(134.0)%

Our net sales for the three months ended June 30, 2009 decreased $34.8 million or 36.4%. The decline in net sales is primarily due to a weak consumer environment and tight credit market which led to decreased sales across all of our business segments. Gross profit margins decreased to 34.2%, for the three months ended June 30, 2009, compared to 35.5% for the same period in 2008, mainly due to the commercial business which incurred higher costs in manufacturing and increased sales discounts in order to liquidate discontinued products and excess inventory.

Compared to the second quarter of 2008, operating expenses for the second quarter of 2009 decreased $6.1 million or 12.7%. The reduction in operating expenses reflects the impact of management’s efforts to better align spending with current and anticipated revenue levels through significant reductions in media expenses, personnel costs, and other expenses. For the three months ended June 30, 2009 and 2008, we incurred $11.8 million and $2.5 million, respectively in operating expenses as a result of our restructuring initiatives. Management intends to continue to focus on reducing operating expenses in the coming months.

Comparison of the Three Months Ended June 30, 2009 and 2008

Net Sales and Gross Profit

The following table sets forth certain information regarding our net sales and gross profit by business segment:

	Three Months Ended June 30,		Change	% Change
(In thousands)	2009	2008
Net Sales:
Direct business	$28,200	$41,294	$(13,094)	(31.7)%
Retail business	11,356	19,000	(7,644)	(40.2)%
Commercial business	20,720	34,366	(13,646)	(39.7)%
Corporate (royalty income)	514	904	(390)	(43.1)%

Total net sales	$60,790	$95,564	$(34,774)	(36.4)%

Gross Profit (Loss) ($’s):
Direct business	$16,509	$24,180	$(7,671)	(31.7)%
Retail business	3,104	3,370	(266)	(7.9)%
Commercial business	718	6,851	(6,133)	(89.5)%
Corporate	473	(467)	940	(201.3)%

Total gross profit	$20,804	$33,934	$(13,130)	(38.7)%

Gross Profit (%):
Direct business	58.5%	58.6%	(0.1)%
Retail business	27.3%	17.7%	9.6%
Commercial business	3.5%	19.9%	(16.4)%
Corporate	92.0%	(51.7)%	143.7%
Total gross profit (%)	34.2%	35.5%	(1.3)%

Direct business

Net sales for our direct business declined $13.1 million in the second quarter ended June 30, 2009, a decrease of 31.7%. The decrease primarily reflects the impact of distressed economic conditions in the U.S., leading to a decline in demand for products and reduced approvals for consumer credit. In addition, net sales from our Revolution product line decreased due to the elimination, in 2008, of an extended financing program with a third-party financing partner. As a result of declining demand for our strength products, including the Revolution and rod-based home gyms, we have shifted our media spending towards our exclusive TreadClimber cardio products. TreadClimber product sales increased in the second quarter of 2009, compared to the same quarter of the previous year, due to increased media spending, adjustments in product pricing and improved model mix. Our cost-per-customer lead has improved across all product lines due to lower media rates, increased response to our creative media, and improved allocation of media spending. We also implemented sales price increases for certain products during the third quarter of 2008.

Gross profit margins for our direct business were 58.5%, for the second quarter of 2009, compared to 58.6% for the same period in 2008. The slight decrease in gross profit margin is due to certain prior year vendor rebates that are no longer available. We implemented a number of cost savings initiatives including: the consolidation of direct segment products into one distribution center, which reduced inbound shipping and handling costs; a change in carriers that substantially reduced our outbound shipping costs; and improved management of warranty claims. In addition, gross margins on our TreadClimber products increased as a result of discontinuing higher cost models. These favorable actions offset almost all of the impact of no longer receiving vendor rebates.

Retail business

Net sales for our retail business declined $7.6 million in the second quarter of 2009, a decrease of 40.2%. The decline was due to several major factors including retail inventory reductions and purchase constraints by our retail customers as a result of soft retail sales in the overall fitness category. In addition, part of the decline can be attributed to lower rod-based product sales, as we reduced the number of rod-based products offered in our retail business so as to reduce conflict with our direct business. Retail sales in the second quarter of 2008 were favorably affected by $1.6 million of SelectTech product sold to a single customer as a special offering. Partially offsetting the sales decline was an increase in sales of the Schwinn elliptical in the second quarter of 2009 due to the introduction of new products in the second half of 2008.

Gross profit margins for our retail business increased to 27.3%, for the second quarter of 2009, compared to 17.7% for the same period of 2008 primarily due to: a decrease in warranty costs; implementation of a number of cost saving initiatives including the consolidation of our retail products into one distribution center; and a sales price increase in the third quarter of 2008.

Commercial business

Net sales for our commercial business declined $13.6 million in the second quarter of 2009, a decrease of 39.7%. The decrease reflects the impact of the global economic recession, which has reduced the availability of credit to small businesses; delays or cancellations of product shipments, in the second quarter of 2009, due to the Company’s decision to tighten credit terms with certain customers; and an increase in backlog of made-to-order commercial products due to the timing of customer orders. Approximately 45% of our commercial business revenue was generated from international customers. Changes in foreign currency exchange rates, particularly the strengthening of the U.S. dollar compared to the euro, negatively affected our 2009 second quarter commercial sales by approximately $1.9 million, compared to sales in the same period of the previous year.

Gross profit margins for the commercial business decreased to 3.5%, for the second quarter of 2009, compared to 19.9% for the same period in 2008. The change reflects an increase in sales discounts, particularly on close-outs for discontinued products; an increase in inventory reserves, for parts and components related to discontinued products; and increased manufacturing charges related to lower production volumes. The decline in gross margin also reflects the impact of price reductions on selected strength products to better compete in difficult market conditions.

Operating Expenses

Operating expenses for the second quarter of 2009 were $42.2 million, compared to $48.3 million for the same period in 2008, a decrease of $6.1 million, or 12.7%.

Selling and Marketing

Selling and marketing expenses were $21.7 million in the second quarter of 2009, compared to $30.9 million for the same period in 2008, a decrease of $9.2 million, or 29.7%. Direct media advertising expenses were reduced $5.1 million reflective of a favorable media environment enabling reduced customer lead acquisition costs balanced with the expected reduction in consumer response caused by weak U.S. economic conditions. In addition, selling and marketing expenses include a $1.7 million reduction in third party financing fees (commissions), primarily due to lower credit approval rates, reduced use of financing promotions, and increased use of programs designed to drive credit card sourced purchases.

General and Administrative

General and administrative expenses were $7.1 million in the second quarter of 2009, compared to $13.0 million for the same period in 2008, a decrease of $5.9 million or 45.6%. The decline in general and administrative expenses primarily reflects a reduction in general and administrative personnel due to our cost savings initiatives. General and administrative expenses, for the second quarter of 2008, included a $1.2 million legal settlement and $0.6 million in reimbursement obligations related to a shareholder action.

Research and Development

Research and development expenses were $1.6 million in the second quarter of 2009, compared to $2.0 million in the same period in 2008, reflecting a reduction in research and development personnel due to our cost savings initiatives.

Restructuring

Restructuring expenses were $11.8 million for the three months ended June 30, 2009, and included: $1.9 million in lease termination fees and an $8.0 million impairment charge for abandoned leasehold improvements related to the Company’s headquarters in Vancouver, Washington; a $0.9 million fee to terminate a warehouse distribution service agreement for our U.S. service parts inventory; and severance charges of $0.5 million.

Restructuring expenses totaled $2.5 million for the three months ended June 30, 2008, and included: $1.4 million in employee termination benefits and other employee costs; $0.5 million for the abandonment of creative media due to channel and product reorganization; $0.4 million in marketing contract termination costs; and $0.2 million related to the closure of our Bolingbrook, Illinois distribution center.

Income Tax Expense

During the second quarter of 2009, we recorded an income tax benefit from continuing operations of $0.7 million compared to a benefit of $4.7 million during the same period of the previous year. The income tax benefit for the second quarter of 2009 relates to the impact of reduced income in certain foreign jurisdictions within our non-U.S. operations.

Discontinued Operations

During the second quarter of 2008, we reported income from discontinued operations, (net of tax) of $0.8 million related to the sale of our fitness apparel business.

Selected Results of Operations for the Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30,
(In thousands)	2009	2008	$ change	% change
Net sales	$132,876	$225,165	$(92,289)	(41.0)%
Cost of sales	80,755	135,306	(54,551)	(40.3)%

Gross profit	52,121	89,859	(37,738)	(42.0)%

Operating expenses:
Selling and marketing	49,418	72,946	(23,528)	(32.3)%
General and administrative	16,650	22,356	(5,706)	(25.5)%
Research and development	3,500	4,166	(666)	(16.0)%
Restructuring	15,588	13,118	2,470	18.8%

Total operating expenses	85,156	112,586	(27,430)	(24.4)%

Operating loss	(33,035)	(22,727)	(10,308)	(45.4)%

Other income (expense):
Interest expense	(148)	(1,330)	1,182	88.9%
Other income (expense), net	(372)	266	(638)	(239.8)%

Total other expense	(520)	(1,064)	544	51.1%

Loss from continuing operations before income taxes	(33,555)	(23,791)	(9,764)	(41.0)%
Income tax expense (benefit)	1,035	(7,276)	(8,311)	(114.2)%

Loss from continuing operations	(34,590)	(16,515)	(18,075)	(109.4)%

Income from discontinued operations, net of tax	—	1,279	(1,279)	(100.0)%

Net loss	$(34,590)	$(15,236)	$(19,354)	(127.0)%

Our net sales for the first six months ended June 30, 2009 decreased $92.3 million or 41.0%. The decline in net sales is primarily due to a weak consumer environment and tight credit market which led to decreased sales across all of our business segments. Gross profit margins decreased to 39.2%, in the first six months of 2009, compared to 39.9% for the same period in 2008, mainly due to the decline in the commercial business. The Commercial business gross margin declined due to higher costs in manufacturing and sales discounts offered to liquidate end of life and excess inventory.

Compared to the first six months of 2008, operating expenses decreased $27.4 million or 24.4%. The overall reduction in operating expenses reflects the impact of management’s efforts to better align spending with current and anticipated revenue levels through significant reductions in media expenses, personnel costs, and other expenses. For the six months ended June 30, 2009 and 2008, we incurred $15.6 million and $13.1 million, respectively, in expenses as a result of our restructuring initiatives.

Comparison of the Six Months Ended June 30, 2009 and 2008

Net Sales and Gross Profit

The following table sets forth certain information regarding our net sales and gross profit by business segment:

	Six Months Ended June 30,		Change	% Change
(In thousands)	2009	2008
Net sales:
Direct business	$68,916	$110,927	$(42,011)	(37.9)%
Retail business	23,904	44,236	(20,332)	(46.0)%
Commercial business	38,751	68,050	(29,299)	(43.1)%
Corporate (royalty income)	1,305	1,952	(647)	(33.1)%

Total net sales	$132,876	$225,165	$(92,289)	(41.0)%

Gross Profit ($’s):
Direct business	$42,164	$67,644	$(25,480)	(37.7)%
Retail business	7,307	9,057	(1,750)	(19.3)%
Commercial business	2,013	12,790	(10,777)	(84.3)%
Corporate	637	368	269	73.1%

Total gross profit	$52,121	$89,859	$(37,738)	(42.0)%

Gross Profit (%):
Direct business	61.2%	61.0%	0.2%
Retail business	30.6%	20.5%	10.1%
Commercial business	5.2%	18.8%	(13.6)%
Corporate	48.8%	18.9%	29.9%
Total gross profit (%)	39.2%	39.9%	(0.7)%

Direct business

Our direct business net sales declined $42.0 million in the six months ended June 30, 2009, a decrease of 37.9%. The decrease primarily reflects the impact of distressed economic conditions in the U.S., leading to a decline in demand for all products and reduced approvals for consumer credit. In addition, net sales from our Revolution product line decreased due to the elimination of an extended financing program with a third-party financing partner in June 2008. As a result of declining demand for our strength products, including the Revolution and rod-based home gyms, we have shifted media spend towards our exclusive TreadClimber cardio products, which have kept TreadClimber product sales consistent with the previous year. Our cost-per-customer lead has improved across all product lines due to lower media rates, increased response to our creative media, and improved allocation of media spending.

Gross profit margin for our direct segment increased to 61.2%, for the six months ended June 30, 2009, compared to 61.0% for the same period in 2008. We implemented a number of cost saving initiatives including: the consolidation of direct segment products into one distribution center, which reduced inbound shipping and handling costs; a change in carriers that substantially reduced our outbound shipping costs; and improved management of warranty claims. The gross margin improvement also reflects a sales price increase for certain products during the third quarter of 2008. These margin improvements were partially offset by a change in sales mix away from higher margin rod-based home gyms. During the first six months of 2008, gross profit margins were favorably impacted by $0.9 million in vendor rebates that are no longer available.

Retail business

Our retail business net sales declined $20.3 in the six months ended June 30, 2009, a decrease of 46.0%. The decline was due to several major factors including retail inventory reductions and purchase constraints by our retail customers as a result of soft retail sales in the overall fitness market. In addition, part of the decline can be attributed to lower rod-based product sales, as management decided to reduce the number of rod-based products offered in our retail business so as to reduce conflict with our direct business. Offsetting the sales decline was an increase in sales of the Schwinn elliptical due to the introduction of new products in the second half of 2008.

Gross profit margins for our retail business increased to 30.6%, for the six months ended June 30, 2009, compared to 20.5% for the same period of 2008. The increase in gross profit margin is primarily a result of: an improvement in warranty costs; implementing a number of cost saving initiatives during 2008; a sales price increase in the third quarter of 2008; and a sale of close-out products at a deep discount in the prior year period. The retail business’ gross profit margin for the six months ended June 30, 2009, also reflects the impact of cost savings related to the consolidation of our retail products into one distribution center.

Commercial business

Net sales for our commercial business declined $29.3 million, in the six months ended June 30, 2009, a decrease of 43.1%. The decrease reflects the impact of the global economic recession, which has reduced the availability of credit to small businesses; delays or cancellations of product shipments, in the first six months of 2009, due to the Company’s decision to tighten credit terms with certain customers; and an increase in backlog of made-to-order commercial products due to the timing of customer orders. Approximately 44% of our commercial business revenue was generated from international customers. Changes in foreign currency exchange rates, particularly the strengthening of the U.S. dollar compared to the euro, negatively affected our commercial sales in the first six months of 2009 by approximately $4.5 million, compared to sales in the same period of the previous year.

Gross profit margins for the commercial business decreased to 5.2%, for the six months ended June 30, 2009, compared to 18.8% for the same period in 2008. The change reflects an increase in sales of close-out products at lower margins, and increased manufacturing charges related to lower production volumes. In addition, we incurred costs to relocate inventory and manufacturing equipment from our Tulsa facility to other locations in the first six months of 2009.

Operating Expenses

Operating expenses for the six months ended June 30, 2009 were $85.2 million, compared to $112.6 million for the same period in 2008, a decrease of $27.4 million, or 24.4%.

Selling and Marketing

Selling and marketing expenses were $49.4 million in the first six months of 2009, compared to $72.9 million for the same period in 2008, a decrease of $23.5 million, or 32.3%. As a result of the weak U.S. economy, direct media advertising expenses declined $13.0 million due to a reduction in our direct media spending to better match consumer demand and a decline in demand for advertising space which led to lower advertising costs during the quarter. The decline also reflects a $4.3 million reduction in third party financing fees (commissions), primarily due to lower credit approval rates, fewer financing promotions and a decline in direct business sales, and a decline in discretionary marketing support costs due to cost savings initiatives. The decline in sales and marketing expenses was offset by a $1.3 million increase in bad debt expense.

General and Administrative

General and administrative expenses were $16.7 million for the six months ending June 30, 2009, compared to $22.4 million for the same period in 2008, a decrease of $5.7 million, or 25.5%. We have reduced the number of general and administrative personnel as part of our cost savings initiatives, and have also reduced costs related to facilities and discretionary expenses. General and administrative expenses for the first six months of 2009 were impacted by the $0.8 million reversal of litigation-related charges accrued in previous periods. General and administrative expenses, for the first six months of 2008, included a $1.2 million legal settlement, $0.6 million in reimbursement obligations related to a shareholder action, and a $0.5 million gain on the sale of vacant administrative offices in Louisville, Colorado.

Research and Development

Research and development expenses were $3.5 million in the first six months of 2009, compared to $4.2 million in the same period in 2008, reflecting a reduction in research and development personnel due to our cost saving initiatives.

Restructuring

Restructuring expenses were $15.6 million for the six months ended June 30, 2009 and included: $8.0 million in impairment charges for abandoned leasehold improvements in space we are no longer using at our Vancouver, Washington headquarters facility; $3.6 million in lease termination fees and accrued lease obligations associated with our vacated manufacturing and distribution facilities in Tulsa, Oklahoma and the reduction of leased space at our headquarters facility; $1.8 million in charges due to our abandonment of information technology software; a $0.9 million fee to terminate a warehouse distribution service agreement for our U.S. parts; and severance costs of $0.6 million due to reductions in personnel.

Restructuring expenses for the six months ended June 30, 2008, included: $8.0 million in charges related to the termination of a purchase agreement with Land America; $4.1 million in employee termination benefits and other employee costs; $0.6 million in contract termination costs and $0.5 million for the disposal of unused creative advertising as a result of reorganizing our channels.

Interest Expense

Interest expense was $0.1 million for the first six months of 2009, compared to $1.3 million in the same period in 2008, a decrease of $1.2 million primarily due to lower average short-term borrowings during the 2009 period.

Income Tax Expense

During the first six months of 2009, we recorded income tax expense from continuing operations of $1.0 million, compared to an income tax benefit from continuing operations of $7.3 million during the same period of the previous year. Income tax expense recorded in the first six months of 2009 primarily relates to income generated from our non-U.S. operations. The change from an income tax benefit to an income tax expense reflects our conclusion, in the third quarter of 2008, that losses incurred in recent periods create uncertainty regarding our ability to utilize net operating loss carry-forwards and other deferred tax assets to offset future taxable income.

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, in the first half of 2009, we increased our valuation allowance to reduce certain deferred tax assets generated during the period to their anticipated net realizable value. As a result, we did not recognize an income tax benefit associated with these deferred tax assets, primarily consisting of U.S. federal net operating loss carry-forwards and tax credits, in this period.

Discontinued Operations

During the period ended June 30, 2008, we reported income from discontinued operations (net of tax) of $1.3 million related to the sale of our fitness apparel business.

Liquidity and Capital Resources

During the first six months of 2009, operating activities from continuing operations generated $21.3 million in net cash, compared to $20.0 million in the same period of the prior year. The generation of operating cash in the first six months of 2009 was primarily due to the collection of accounts receivable, reductions in inventory levels and the receipt of a $10.6 million U.S. federal income tax refund. Cash generated from operating activities from continuing operations for the first six months of 2008 was primarily related to the collection of accounts receivable.

Net cash used by investing activities from continuing operations was $0.9 million in the first six months of 2009, compared to cash provided by investing activities from continuing operations of $4.8 million in the same period of 2008. Investing cash inflows for the first six months of 2008 included a $5.0 million refund of a deposit related to a terminated asset acquisition agreement and $2.4 million received upon the collection of a note receivable. Capital expenditures during the first six months of 2009 were $1.1 million, compared to $2.4 million for the same period in 2008. We anticipate capital expenditures will continue to be lower during our restructuring and turnaround efforts.

Net cash used in financing activities from continuing operations was $18.0 million in the first six months of 2009, compared to $82.2 million in the same period of the prior year. We used $17.9 million in net cash to reduce our borrowings during the first six months of 2009, compared to $78.6 million to reduce borrowings in the same period of the previous year. During the first six months of 2008, we paid approximately $2.0 million in debt issuance costs associated with our January 2008 Loan and Security Agreement with Bank of America N.A. (“Loan Agreement”) and paid $2.2 million for the repurchase of Nautilus, Inc. stock.

For the six months ended June 30, 2008, we used $1.6 million in net cash for the operating activities of our discontinued fitness apparel business, which was sold in April 2008. For the six months ended June 30, 2008, the sale of the fitness apparel business generated $58.4 million in net cash provided by investing activities from discontinued operations.

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

In light of the aforementioned uncertainties, there can be no assurance we will return to generating positive cash flows. We anticipate receiving the refund of approximately $4.4 million escrow deposit, in the fourth quarter of 2009, related to the 2008 sale of our fitness apparel business. In late July 2009, we received notice of a potential claim, under $0.6 million, against the escrow deposit but are not yet able to determine the merits or validity of the claim. We believe our existing cash, the escrow refund, and borrowings available under our credit facilities, will be sufficient to meet our operating and capital requirements for the next twelve months.

Financing Arrangements

The Company relies on its current banking relationship to meet its ongoing cash needs, particularly during seasonal periods of reduced cash flow. The Loan Agreement provides us with access to a revolving secured credit line to fund our letters of credit, working capital needs and for other general business purposes. We amended the Loan Agreement effective March 10, 2009, June 12, 2009, and July 31, 2009, which reduced the amount of the credit line, from $40.0 million, to $30.0 million, and amended certain loan covenants. The actual amount we are able to borrow against the credit line is calculated as the lower of either $30 million, or the borrowing capacity, which is based primarily on the month-end value of inventory and accounts receivable in the U.S., as adjusted for certain items identified in the Loan Agreement. The Loan Agreement contains a financial covenant, as well as limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The financial covenant is applicable only during a trigger period that would be in effect when excess availability (based on the value of our collateral assets in excess of current borrowings) falls below certain pre-established limits. Once activated, the trigger period would generally last until we meet minimum excess borrowing capacity requirements for a 90-day period. The Loan Agreement also contains customary provisions regarding events of default. Upon an event of default, the lenders would have the option of accelerating all obligations under the Loan Agreement.

To date, we have not triggered the requirement to calculate compliance under the financial covenant provision of the Loan Agreement, but would have been in compliance with the financial covenant in the amended Loan Agreement if the covenant had been applied. However, we cannot be assured that we will not enter into a trigger period in the future or that we will continue to remain in compliance with the loan covenants. In the event of default or loan covenant violation, and should Bank of America N.A. elect to not enter into a forbearance agreement or waiver, our performance and current economic and financial conditions would make it difficult for us to obtain an alternative source of financing.

At June 30, 2009, we had $5.7 million in standby letters of credit, borrowings of zero and unused borrowing capacity available under the Loan Agreement, of approximately $11.5 million after applicable reserves.

Off-Balance Sheet Arrangements

From time to time, we arrange for leases or other financing sources with third parties to enable certain of our commercial customers to purchase our commercial products. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At June 30, 2009 and December 31, 2008, the maximum contingent liability under all recourse provisions was approximately $1.7 million and $1.6 million, respectively.

Commitments and Contingencies

For a description of our commitments and contingencies, refer to Note 11 to the condensed consolidated financial statements located at Item 1 of this Form 10-Q.

Seasonality

We expect our sales of fitness equipment products both in the U.S. and internationally to vary seasonally. Sales are typically strongest in the fourth quarter, followed by the first and third quarters, and are generally weakest in the second quarter. We believe the broadcast of national network season finales and seasonal weather patterns influence television viewership and cause our television commercials on national cable television to be less effective in the second quarter than in other periods of the year. In addition, during the spring and summer months, consumers tend to be involved in outdoor activities, including exercise, which impacts sales of fitness equipment used indoors. This seasonality can have a significant affect on our inventory levels, working capital needs and the utilization of resources in our manufacturing and warehousing locations.

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

We are exposed to foreign exchange risk from currency fluctuations, mainly in Canada and Europe, due to sourcing of our products in U.S. dollars and selling them primarily in Canadian dollars, British pounds, Swiss francs and euros in addition to U.S. dollars. Given the relative size of our current foreign operations, the exposure to the exchange risk could have a significant impact on our results of operations. Based on our assets and liabilities denominated in other than U.S. dollars at June 30, 2009, a ten percent change in the exchange rate of all non-U.S. dollar currencies would result in a change in our net foreign position of approximately $2.3 million.

We are exposed to market risk from fluctuations in the general level of interest rates on our variable-rate credit agreement with Bank of America, N.A. As of June 30, 2009, there were no outstanding borrowings under this credit facility.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established a system of disclosure controls and procedures that is designed to ensure that information relating to the Company that we are required to disclose, in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this quarterly report. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of the legal proceedings that affect us, refer to Note 11 to the condensed consolidated financial statements located at Item 1 of this Form 10-Q.

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

We may be unable to successfully restructure or sell our commercial business.

We have engaged an investment banker, Robert W. Baird & Co., to advise us on strategic alternatives for the commercial business, including the potential sale of parts or all of it. We may be unable to identify strategic alternatives related to the commercial business that would improve our financial results, or we may be unsuccessful in implementing any restructuring plans. We may incur costs, fees, expenses and charges relating to our restructuring plans, and our results of operations and liquidity may be negatively impacted.

Available Information

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, available free of charge on our website. In addition, our code of business conduct and ethics, corporate governance policies, and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are also available on our corporate website. The information found on our website is not part of this Form 10-Q.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Nautilus, Inc. was held on June 9, 2009, at which the following actions were taken:

1.	The shareholders elected a six-person Board of Directors. The six directors elected, together with the voting results for such directors, were as follows:

Name	For	Withheld
Edward J. Bramson	26,952,290	1,105,966
Ronald P. Badie	26,995,031	1,063,225
Gerard L. Eastman	27,449,969	608,287
Richard A. Horn	26,986,583	1,071,673
Marvin G. Siegert	27,417,582	640,674
Michael A. Stein	27,020,175	1,038,081

2.	The shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2009. The voting results were as follows:

	For	Against	Abstain
Deloitte & Touche LLP	27,764,754	190,999	102,503

ITEM 6.	EXHIBITS

The following exhibits are filed herewith.

Exhibit No.	Description
10.1	Lease Agreement, dated June 30, 2009 between Columbia Tech Center, L.L.C. and Nautilus, Inc. (Incorporated by reference to Exhibit 99.1 to Company’s Current Report on Form 8-K filed on July 7, 2009).

10.2	Sixth Amendment to Loan and Security Agreement dated as of June 12, 2009 among Nautilus, Inc., Nautilus International, S.A. and Bank of America, N.A.

10.3	Seventh Amendment to Loan and Security Agreement dated as of July 31, 2009 among Nautilus, Inc., Nautilus International, S.A. and Bank of America, N.A.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.

August 10, 2009	By:	/s/ Edward J. Bramson
Date		Edward J. Bramson
Chairman and Chief Executive Officer (Principal Executive Officer)

August 10, 2009	By:	/s/ Kenneth L. Fish
Date		Kenneth L. Fish
Chief Financial Officer (Principal Financial Officer)