Form 10-Q
period 2009-09-30
NAUTILUS, INC.
filed 2009-11-09
CIK 1078207

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Number of shares of issuer’s common stock outstanding as of October 31, 2009: 30,744,336

NAUTILUS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NAUTILUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,012	$5,547
Trade receivables, net of allowances of $4,352 in 2009 and $6,602 in 2008	27,635	53,770
Inventories	12,548	43,802
Prepaid expenses and other current assets	9,708	11,628
Income taxes receivable	509	11,954
Assets held-for-sale	10,462	—

Total current assets	67,874	126,701

Property, plant and equipment, net	9,681	32,883
Goodwill	2,699	2,398
Other intangible assets, net	25,408	34,403
Other assets	905	1,134

Total assets	$106,567	$197,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$32,585	$38,198
Accrued liabilities	22,094	30,472
Short-term borrowings	—	17,944
Deferred income tax liabilities	1,120	919

Total current liabilities	55,799	87,533
Long-term liabilities	4,998	6,301

Total liabilities	60,797	93,834

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock – no par value, 75,000 shares authorized, 30,744 and 30,614 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	3,755	3,207
Retained earnings	35,425	94,433
Accumulated other comprehensive income	6,590	6,045

Total stockholders’ equity	45,770	103,685

Total liabilities and stockholders’ equity	$106,567	$197,519

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$41,431	$62,656	$135,588	$219,809
Cost of sales	21,150	33,526	65,194	112,696

Gross profit	20,281	29,130	70,394	107,113

Operating expenses:
Selling and marketing	14,278	23,753	53,202	83,452
General and administrative	5,240	8,951	18,587	27,176
Research and development	1,283	1,798	3,917	5,106
Asset impairment losses	2,101	—	2,101	—
Restructuring	201	300	14,046	13,370

Total operating expenses	23,103	34,802	91,853	129,104

Operating loss	(2,822)	(5,672)	(21,459)	(21,991)

Other income (expense):
Interest	(4)	(169)	(152)	(1,499)
Other, net	863	(203)	491	63

Total other income (expense)	859	(372)	339	(1,436)

Loss from continuing operations before income taxes	(1,963)	(6,044)	(21,120)	(23,427)
Income tax expense (benefit)	(440)	16,177	505	10,037

Loss from continuing operations	(1,523)	(22,221)	(21,625)	(33,464)

Discontinued operations:
Loss from discontinued operations before income taxes	(23,538)	(7,704)	(37,936)	(11,096)
Income tax expense (benefit) from discontinued operations	(643)	4,193	(553)	4,794

Loss from discontinued operations, net of tax	(22,895)	(11,897)	(37,383)	(15,890)

Net loss	$(24,418)	$(34,118)	$(59,008)	$(49,354)

Loss per common share from continuing operations:
Basic and diluted	$(0.05)	$(0.72)	$(0.71)	$(1.07)
Loss per common share from discontinued operations:
Basic and diluted	$(0.75)	$(0.39)	$(1.22)	$(0.51)
Net loss per common share:
Basic and diluted	$(0.80)	$(1.11)	$(1.93)	$(1.58)
Weighted average common shares outstanding:
Basic and diluted	30,681	30,739	30,637	31,285

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Loss from continuing operations	$(21,625)	$(33,464)
Loss from discontinued operations	(37,383)	(15,890)

Net loss	(59,008)	(49,354)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,624	12,909
Estimated loss on sale of commercial business	18,331	—
Abandonment of leasehold improvements and information technology assets	9,516	—
Impairment of other intangible assets	3,687	—
Impairment of property, plant and equipment	1,437	—
Loss on asset disposals	3	507
Stock-based compensation expense	1,219	2,932
Deferred income tax valuation allowance	25,421	27,426
Deferred income taxes	(26,411)	(4,365)
Other	—	(465)
Changes in operating assets and liabilities:
Trade receivables	25,724	26,914
Inventories	13,589	10,526
Prepaid expenses and other assets	192	3,921
Income taxes	11,589	(973)
Trade payables	(5,824)	(9,458)
Accrued liabilities	(9,027)	(7,170)

Net cash provided by operating activities	19,062	13,350

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,808)	(4,397)
Proceeds from sale of property & equipment	208	141
Proceeds from sale of assets held-for-sale	—	59,673
Refund of escrow deposit from Land America Health and Fitness Co. Ltd.	—	5,000
Release of escrow deposit from Pearl iZumi	2,000	—
Net decrease in short-term note receivable	—	2,384
Purchase of technology rights	—	(285)

Net cash provided by investing activities	400	62,516

(continued)

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from financing activities:
Net decrease in short-term borrowings	(17,944)	(68,716)
Debt issuance costs	(75)	(1,954)
Proceeds from exercise of stock options	—	563
Stock repurchases	—	(5,320)

Net cash used in financing activities	(18,019)	(75,427)

Net effect of foreign currency exchange rate changes	22	(1,092)

Net increase (decrease) in cash and cash equivalents	1,465	(653)
Cash and cash equivalents, beginning of period	5,547	7,911

Cash and cash equivalents, end of period	$7,012	$7,258

Supplemental disclosures:
Interest payments	$227	$2,474
Income tax refunds	10,614	8,652

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

The accompanying condensed consolidated financial statements have not been audited. The Company has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, disclosures are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue, expenses and contingent assets and liabilities during the reporting period. Actual results and amounts of contingent assets and liabilities could differ from those estimates. Discussion regarding significant estimates can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring items and subsequent events evaluated during the period ended September 30, 2009, the date of the balance sheet, through November 9, 2009, the date the financial statements are issued, necessary to present fairly the financial position of Nautilus as of September 30, 2009 and December 31, 2008, and the results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008. Interim results are not necessarily indicative of results for a full year. The Company’s sales of fitness equipment typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Liquidity

As of September 30, 2009 and December 31, 2008, the Company had cash and cash equivalents of $7.0 million and $5.5 million, respectively, working capital of $12.1 million (including $10.5 million estimated value of inventories of the discontinued commercial business segment) and $39.2 million, respectively, and short-term borrowings of zero and $17.9 million respectively. The Company generated cash from operating activities of $19.1 million and $13.4 million during the nine months ended September 30, 2009 and 2008, respectively. The Company incurred losses from continuing operations of $21.6 million and $33.5 million for the nine months ended September 30, 2009 and 2008, respectively.

During 2008, the Company launched a number of restructuring initiatives to reduce ongoing operating expenses and improve its overall financial performance. During the first nine months of 2009, the Company initiated additional measures aimed at further reducing operating costs and improving the overall alignment of spending and anticipated revenue, including the planned divestiture of its commercial business.

In January 2008, the Company, and its subsidiary Nautilus International S.A., entered into an asset-backed Loan and Security Agreement with Bank of America N.A. (the “Loan Agreement”). The Loan Agreement, as amended provides for up to $30.0 million of borrowing capacity based primarily on the value of domestic inventory and accounts receivable. The Loan Agreement contains a financial covenant, as well as limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The financial covenant is applicable only during a trigger period that would be in effect when excess availability (based on the Company’s current borrowing capacity, less current borrowings) falls below certain pre-established limits. Once activated, the trigger period would generally last until the Company meets minimum excess borrowing capacity requirements for a 90-day period. Upon an event of default, the lender would have the option of accelerating all obligations under the Loan Agreement or taking possession of collateral supporting the borrowings. Refer to Note 7 for further description of the Loan Agreement.

At September 30, 2009 and December 31, 2008, the Company had $4.7 million and $6.7 million, respectively, in standby letters of credit which reduce the amounts otherwise available to borrow under the Loan Agreement. At September 30, 2009, the Company had no borrowings outstanding under the Loan Agreement. While as of September 30, 2009 and November 9, 2009, the Company had excess availability as defined in the Loan Agreement, should funds be needed in the future, there is no assurance that borrowing will be possible pursuant to the terms of the Loan Agreement. Accordingly, management of the Company is pursuing other financing alternatives.

Management believes that sufficient funds will be available to meet the Company’s expected cash needs, for at least the next twelve months, based on the amount of cash currently on hand, expected future cash flows from operations, including an anticipated income tax refund of approximately $11.9 million, and estimated proceeds from the successful sale of certain assets of its commercial business.

New Accounting Pronouncements

On June 30, 2009 the Company adopted new accounting guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance requires a company to disclose the date through which the entity has evaluated subsequent events and the basis for selecting that date, more specifically, whether the chosen date represents the date the financial statements were issued or were available to be issued. The Company’s adoption of this guidance did not have a material impact on its financial statements.

Effective January 1, 2009, the Company adopted new accounting guidance which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired business. The guidance applies prospectively to any business combinations the Company may be party to for which the acquisition date is on or after January 1, 2009. The Company’s adoption of this guidance did not have a material impact on its financial statements.

Effective January 1, 2009, the Company adopted new accounting guidance for determining the useful life of a recognized intangible asset when the expected cash flows associated with the asset are affected by a company’s intent and/or ability to renew or extend the underlying arrangement. The Company’s adoption of this guidance did not have a material impact on its financial statements.

Reclassifications

The Company has reclassified certain 2008 amounts related to the cash flows of its fitness apparel division discontinued operation, which previously were reported separately, to conform to the current period presentation. Net cash provided by operating activities was not impacted by this reclassification. Debt issuance costs of $2.0 million, which were included in cash flows from operations in 2008, have been reclassified as cash flows from financing activities. The results of the commercial business, including restructuring expenses, have been reclassified as discontinued operations in the Company’s financial statements for all periods presented. Cash flows of Pearl iZumi discontinued operations are reclassified in the Company’s 2008 statement of cash flows, as permitted by accounting guidance.

(2) DISCONTINUED OPERATIONS

Discontinued operations consist of the Company’s commercial business and its former fitness apparel business.

Commercial Business

In light of continuing operating losses in its commercial business and in order to focus exclusively on management of its direct and retail consumer businesses, on September 25, 2009 the Company committed to a plan for the complete divestiture of its commercial business segment. As a result of this action, the Company reported its commercial business as a discontinued operation, which qualified for held-for-sale accounting treatment at September 30, 2009. As a result, the Company recognized an estimated loss on the sale of the commercial business of $18.3 million ($17.9 million loss after-tax) in the third quarter of 2009, which was applied to reduce the carrying values of the related assets held-for-sale.

The amount of loss reported by the Company in connection with its planned divestiture of the commercial business reflects the carrying values of the assets expected to be sold in excess of the estimated amount of anticipated cash proceeds, net of sale transaction costs. The estimated loss amount may be adjusted in future periods, depending on changes that may occur in the underlying facts and circumstances, and the amount of the adjustment may be material. Additional costs may be incurred in connection with the planned sale of the commercial business, including employee termination severance payments and costs related to the termination of lease agreements and other contractual obligations, and these additional costs may be material.

Management currently expects to complete the sale of its commercial business by March 31, 2010. Cash flows of the commercial business after completion of the sale transactions may include settlements of then outstanding accounts receivable, trade payables and contractual obligations, settlements of sales agreement contingencies and receipts of passive royalties, all of which, according to accounting guidance, are not considered to be direct cash flows of the disposed segment.

The results of the commercial business have been reclassified as discontinued operations in the Company’s financial statements for all periods presented. Revenues, loss before income taxes, income tax expense (benefit) and estimated loss on sale of the commercial business included in loss from discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008
Revenue	$19,573	$31,093	$58,291	$99,105

Loss before income taxes	$(4,830)	$(7,704)	$(19,228)	$(14,112)
Income tax expense (benefit)	(244)	5,335	(154)	4,199
Estimated loss on sale of commercial business	(18,331)	—	(18,331)	—
Deferred tax benefit on sale	(399)	—	(399)	—

Loss from discontinued operations – commercial	$(22,518)	$(13,039)	$(37,006)	$(18,311)

In the third quarter of 2009, in light of continuing declines in commercial real property values, the planned divestiture of the Company’s commercial business and changes in management’s expectations regarding revenue, the Company tested the long-lived assets of its commercial business segment for impairment. As a result, the Company recognized impairment losses in the third quarter of 2009 related to real property and other intangible assets of $1.4 million and $1.6 million, respectively. In addition, the Company recognized impairment losses in the third quarter of 2009 related to inventories, fixed assets and other intangible assets of $7.5 million, $7.4 million and $3.4 million, respectively, in connection with an expected loss on sale of commercial business assets.

Commercial business assets held-for-sale at September 30, 2009 and related impairment adjustments recorded in the third quarter of 2009 are as follows:

(In thousands)	Inventories	Property, Plant & Equipment	Other Intangible Assets	Totals
Assets held-for-sale, before impairment adjustments	$17,959	$8,841	$5,015	$31,815
Impairment adjustments included in loss from discontinued operations:
Loss on impairment	—	(1,437)	(1,585)	(3,022)
Estimated loss on sale of commercial business	(7,497)	(7,404)	(3,430)	(18,331)

Assets held-for-sale, as adjusted	$10,462	$—	$—	$10,462

Fitness Apparel Business

In the fourth quarter of 2007, the Company committed to a plan to sell the operations of its fitness apparel business, which operated under the trade name Pearl iZumi. On April 18, 2008 the Company completed the sale of Pearl iZumi. The results of operations associated with Pearl iZumi’s activities are included in the condensed consolidated financial statements as discontinued operations. Revenues, income (loss) before income taxes, income tax expense (benefit) and income (loss) from fitness apparel discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008
Revenue	—	—	—	$27,616

Income (loss) before income taxes	$(377)	$—	$(377)	$3,016
Income tax expense (benefit)	—	(1,142)	—	595

Income (loss) from discontinued operations – fitness apparel	$(377)	$1,142	$(377)	$2,421

The Company had an escrow deposit of $4.4 million related to the sale of Pearl iZumi, of which $2.0 million was released in August, 2009. In the third quarter of 2009, the Company recorded a $0.4 million adjustment to the previously reported disposal of its fitness apparel division for additional amounts due to the buyer under terms of the purchase agreement. The remaining escrow deposit balance of $2.0 million was released to the Company in October 2009.

The Company recorded an income tax benefit of $1.1 million related to its fitness apparel discontinued operations in the third quarter of 2008 as a result of changes in the Company’s consolidated income tax positions and an increase in estimated loss from continuing operations.

(3) Restructuring Activities

During 2008, Nautilus implemented a number of initiatives to reduce operating costs and reorganize its operations, including measures to restructure the Company’s workforce, close its Tulsa manufacturing facility and terminate an agreement pursuant to which the Company was to acquire manufacturing operations in China. In 2009, the Company announced additional plans aimed at further reducing operating costs and improving the overall alignment of spending with anticipated revenue. The 2009 plan impacts all functions through reductions in personnel and other initiatives, including the discontinuation of certain product lines, the abandonment of certain information technology software, the termination of certain leases and warehouse distribution services and the downsizing of the Company’s leased corporate headquarters.

The following is a summary of expenses associated with the aforementioned restructuring activities, all of which are reported on a separate operating expense line entitled “Restructuring”:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008
Employee termination and other employee costs	$—	$300	$462	$4,310
Abandonment of information technology software and related service agreements	—	—	1,799	—
Lease obligations for closed facilities	—	—	—	240
Facility lease termination costs – corporate headquarters	201	—	2,101	—
Abandonment of leasehold improvements – corporate headquarters		—	8,028	—
Abandoned creative media assets	—	—	—	470
Contract termination costs	—	—	939	350
Termination of purchase agreement with Land America	—	—	—	8,000
Other	—	—	717	—

Total restructuring expense	$201	$300	$14,046	$13,370

Restructuring expense is reported in the corporate segment to allow for a comparable review of operating income or loss by segment.

The following table summarizes the impact of restructuring activities on certain accrued liability balances:

(In thousands)	Severance and Benefits	Facilities	Total
Balance as of January 1, 2009	$1,684	$—	$1,684
Accruals	593	4,482	5,075
Payments	(1,570)	(2,918)	(4,488)

Balance as of September 30, 2009	$707	$1,564	$2,271

As of September 30, 2009, the Company’s long-term liabilities included $0.7 million in accrued lease termination costs associated with the closing of its former Tulsa manufacturing facility.

(4) Inventories

(In thousands)	September 30, 2009	December 31, 2008
Finished goods	$10,072	$29,541
Work-in-progress	—	1,147
Raw materials	—	5,834
Parts and components	2,476	7,280

Total inventories	$12,548	$43,802

The amounts presented above are net of valuation allowances related to excess parts and finished goods inventories of $1.1 million and $6.7 million at September 30, 2009 and December 31, 2008, respectively.

(5) Property, Plant and Equipment

(In thousands)	Estimated Useful Life (in years)	September 30, 2009	December 31, 2008
Land	N/A	$—	$324
Buildings and improvements	5	2,755	20,721
Computer equipment	2 to 5	41,240	42,623
Machinery and equipment	3 to 5	9,250	26,621
Furniture and fixtures	5	2,915	3,566
Construction in process	N/A	938	1,530

Total cost		57,098	95,385
Accumulated depreciation		(47,417)	(62,502)

Total property, plant and equipment, net		$9,681	$32,883

On June 30, 2009, the Company terminated the lease for its world headquarters facility located in Vancouver, Washington and entered into a new lease agreement to occupy substantially less space in the same building. As a result of the downsizing, the Company abandoned certain leasehold improvements and, during the second quarter of 2009, recorded an impairment charge of $8.0 million as a component of restructuring expense (see Note 3 – Restructuring Activities).

(6) Goodwill and Intangible Assets

The Company applies a fair value-based impairment test to evaluate the carrying value of goodwill and other indefinite-lived intangible assets annually, at October 31, and more frequently if certain events or circumstances indicate that an impairment loss may have been incurred.

(In thousands)	Estimated Useful Life (in years)	September 30, 2009	December 31, 2008
Goodwill	N/A	$2,699	$2,398

Other intangible assets:
Indefinite-lived trademarks	N/A	$9,302	$16,419
Patents	1 to 16	23,209	23,209

Total cost		32,511	39,628
Accumulated amortization – patents		(7,103)	(5,225)

Other intangible assets, net		$25,408	$34,403

The change in goodwill is due to fluctuations in non-U.S. dollar currency. In the third quarter of 2009, in light of changes in management’s expectations regarding revenue and operating results, as well as the planned divestiture of its commercial business, the Company tested goodwill and other intangible assets for impairment. As a result, the Company recognized an impairment loss of $2.1 million in the third quarter of 2009, recorded in asset impairment losses, for an intangible asset of its retail business. No impairment of the Company’s goodwill was indicated.

(7) Borrowings

The Company’s five-year Loan Agreement provides access to a revolving secured credit line available to fund the Company’s letters of credit, working capital needs and other general business purposes. The Loan Agreement was amended, on March 10, 2009, June 12, 2009, and July 31, 2009, to revise the financial covenant and definition of “trigger period.” The interest rate under the Loan Agreement is either the prime rate plus 100 to 175 basis points, or LIBOR plus 250 to 425 basis points, depending on the Company’s fixed charge coverage ratio. The use of prime or LIBOR is at the discretion of the Company. The weighted average interest rate on the outstanding borrowings for December 31, 2008 was 4.0% and would currently be 5.0% if the Company had any borrowings at September 30, 2009. The Loan Agreement is collateralized by substantially all of the Company’s U.S. assets. For additional information regarding the Loan Agreement, see Note 1 – General Information – Liquidity or the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

At September 30, 2009 and December 31, 2008, the Company had $4.7 million and $6.7 million, respectively, in standby letters of credit which reduce the balance available under the Loan Agreement. While as of September 30, 2009 and November 9, 2009, the Company had excess availability as defined in the Loan Agreement, should funds be needed in the future, there is no assurance that borrowing will be possible pursuant to the terms of the Loan Agreement. Accordingly, management of the Company is pursuing other financing alternatives.

(8) Income Taxes

The Company recorded a provision for income tax expense from continuing operations of $0.5 million in the first nine months of 2009, compared to income tax expense from continuing operations of $10.0 million in the same period last year. Income tax expense in the first nine months of 2009 relates to income in certain non-U.S. jurisdictions.

During the nine month period ended September 30, 2009, there were no material changes to the Company’s uncertain tax positions. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for further information regarding the Company’s income taxes.

(9) Loss Per Share

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated based on the weighted-average number of common shares outstanding, after giving effect to the potential dilution that could occur upon exercise of dilutive securities. Dilutive potential common shares resulting from the assumed exercise of outstanding stock-based awards are determined using the treasury stock method.

The following table sets forth the computation of basic and diluted loss per share as reported in the Company’s statements of operations:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Numerator:
Loss from continuing operations	$(1,523)	$(22,221)	$(21,625)	$(33,464)
Loss from discontinued operations	(22,895)	(11,897)	(37,383)	(15,890)

Net loss	$(24,418)	$(34,118)	$(59,008)	$(49,354)

Denominator:
Basic and diluted common shares outstanding	30,681	30,739	30,637	31,285

Calculations:
Loss per common share from continuing operations:
Basic and diluted	$(0.05)	$(0.72)	$(0.71)	$(1.07)

Loss per common share from discontinued operations:
Basic and diluted	$(0.75)	$(0.39)	$(1.22)	$(0.51)

Net loss per common share:
Basic and diluted	$(0.80)	$(1.11)	$(1.93)	$(1.58)

During the three and nine month periods ended September 30, 2009 there were 1.7 million and 1.8 million shares, respectively, issuable upon exercise of stock options, restricted stock units and performance stock units that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. During the three and nine month periods ended September 30, 2008, there were 2.4 million and 2.9 million shares, respectively, issuable upon exercise of stock options, restricted stock units and performance stock units that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(10) Comprehensive Loss

The components of comprehensive loss are as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(24,418)	$(34,118)	$(59,008)	$(49,354)
Foreign currency translation adjustments	582	(1,348)	545	141

Comprehensive loss	$(23,836)	$(35,466)	$(58,463)	$(49,213)

(11) Reportable Segments and Related Information

At September 30, 2009, the Company’s reportable segments include the direct and retail business units and its corporate functions. During the third quarter of 2009, management committed to a plan for the complete divestiture of the Company’s commercial business unit. Consequently, the commercial business unit has been classified as a discontinued operation and is not presented in the following tables. Where applicable, “corporate” generally reflects corporate activity, corporate eliminations, restructuring charges and other amounts necessary to reconcile segment data to the Company’s consolidated financial statements. In the first quarter of 2009, the Company modified its classification of certain non-U.S. operations, and related amounts previously reported as part of the retail business segment were assigned to the Company’s commercial business segment. Shared corporate overhead amounts previously allocated to the Company’s discontinued commercial business segment are now included in the corporate segment for all periods presented. The revised reporting reflects how management, including the Company’s Chief Executive Officer and chief decision maker, views the business. The following table presents financial information concerning the Company’s reportable segments for the three months ended September 30, 2009 and 2008:

(In thousands) Three months ended September 30, 2009:	Direct	Retail	Corporate	Total
Net sales	$25,253	$15,656	$522	$41,431
Gross profit	15,861	4,171	249	20,281
Operating income (loss)	1,740	2,229	(6,791)	(2,822)
Other income, net	—	—	859	859
Income (loss) from continuing operations before income taxes	1,740	2,229	(5,932)	(1,963)

Three months ended September 30, 2008:
Net sales	$38,730	$23,723	$203	$62,656
Gross profit (loss)	22,966	7,122	(958)	29,130
Operating income (loss)	(922)	4,440	(9,190)	(5,672)
Other expense, net	—	—	(372)	(372)
Income (loss) from continuing operations before income taxes	(922)	4,440	(9,562)	(6,044)

The following table presents financial information concerning the Company’s reportable segments for the nine months ended September 30, 2009 and 2008:

(In thousands) Nine months ended September 30, 2009:	Direct	Retail	Corporate	Total
Net sales	$94,169	$39,560	$1,859	$135,588
Gross profit	58,025	11,478	891	70,394
Operating income (loss)	5,055	4,803	(31,317)	(21,459)
Other income, net	—	—	339	339
Income (loss) from continuing operations before income taxes	5,055	4,803	(30,978)	(21,120)

Nine months ended September 30, 2008:
Net sales	$149,657	$67,959	$2,193	$219,809
Gross profit	90,610	16,179	324	107,113
Operating income (loss)	6,047	6,907	(34,945)	(21,991)
Other expense, net	—	—	(1,436)	(1,436)
Income (loss) from continuing operations before income taxes	6,047	6,907	(36,381)	(23,427)

Significant judgment is required in allocating operating expenses to the individual business segments. Such allocations were based on a number of methods, including: percentage of revenue, segment headcount and the allocation of amounts evenly across the business segments. The Company does not record or report capital expenditures by business segment.

The table in Note 3 – Restructuring Activities provides a summary of significant charges related to restructuring activities and included in operating expenses of the corporate segment.

(12) Commitments and Contingencies

Legal Matters

The Company is party to various legal proceedings and claims arising from normal business activities. Based on the facts currently available, the Company does not believe that the disposition of matters that are pending or asserted, individually or in the aggregate, will have a material adverse effect on future financial results. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact the Company’s results of operations in any given period.

Guarantees, Commitments and Off-Balance Sheet Arrangements

The Company has long lead times for inventory purchases and therefore needs to secure factory capacity from its vendors in advance. At September 30, 2009, the Company had approximately $18.0 million in non-cancellable market-based purchase obligations, substantially all of which were for inventory purchases expected to be received in 2009. These commitments were entered into in the normal course of business with standard terms and conditions and are not anticipated to exceed inventory requirements.

At times, the Company becomes involved in third-party lease and financing arrangements which assist customers in obtaining funds to make purchases. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. The Company’s financing partner reviews consumer credit information in evaluating the risk of default prior to extending credit. The Company relies on the quality of the financing partner’s review and an internal risk assessment in determining whether to proceed with a recourse transaction. At September 30, 2009 and December 31, 2008, the maximum contingent liability under all recourse provisions was approximately $1.4 million and $1.6 million, respectively.

At September 30, 2009, the Company had $4.7 million in outstanding commercial letters of credit expiring through September 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes located in Item 1 of this Form 10-Q. We believe that period-to-period comparisons of our operating results are not necessarily indicative of future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies that operate in evolving markets, particularly those for consumer products. We may not be able to successfully address these risks and difficulties and, consequently, we cannot make assurances regarding any future growth or profitability.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or conditions, including any statements regarding availability and cost of financing for the ongoing business, anticipated sales growth across markets, distribution channels, and product categories, expenses and gross margins, expense as a percentage of revenue, anticipated earnings and profitability, estimated cost reductions, estimated restructuring charges, the successful completion of our plan to divest the Company’s commercial business, operational improvement, new product introductions, manufacturing plans and activities, future capital expenditures, our turnaround plan, financing and working capital requirements and resources. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the availability and cost of financing for the Company, availability of media time and fluctuating advertising rates, our ability to successfully transfer products to alternative manufacturing facilities, manufacturing quality issues resulting in increased warranty costs, our ability to effectively restructure the business and reduce costs, a decline in consumer spending due to unfavorable economic conditions, a change in the availability of credit for our customers who finance their purchases, our ability to effectively develop, market, and sell future products, our ability to get foreign-sourced product through customs in a timely manner, our ability to effectively identify, negotiate and integrate any future strategic acquisitions, our ability to protect our intellectual property, introduction of lower-priced competing products, unpredictable events and circumstances relating to international operations including our use of foreign manufacturers, government regulatory action, general economic conditions, and the risks described in our annual report on Form 10-K for the year ended December 31, 2008, as supplemented by Part II, Item 1A of this Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

Executive Overview

Nautilus is a fitness products company providing innovative, quality solutions to help people achieve a fit and healthy lifestyle. We are a leading designer, developer and marketer of fitness products sold around the world. We believe our brands are some of the strongest in the industry.

We market our products through two business segments: direct and retail. Our direct business offers products directly to consumers through direct advertising, catalogs and the internet. Our retail business offers our products through a network of retail customers in the U.S. and Canada. During the third quarter of 2009, management committed to a plan for the complete divestiture of the Company’s commercial business unit. Consequently, our commercial business unit has been classified as a discontinued operation. Our commercial business offered products to health clubs, schools, hospitals and other organizations, which typically require unique strength and cardio products designed for higher usage. We believe that our segment structure allows us to hold each business unit manager accountable for the operating results of their respective areas. Each of our business units is focused on improving shareholder returns with a particular emphasis on profitability and capital productivity.

We adopted our current business segment model as part of a reorganization program implemented in the second quarter of 2008. Although our reorganization plan has not been entirely implemented, and in spite of the present challenging economic environment, we are seeing benefits from our efforts, particularly in terms of reduced operating expenses.

Economic and market conditions have been, and continue to be, disruptive and volatile. Concerns about the systemic impact of geopolitical issues, the availability and cost of credit, currency volatility, slowing global economies, disruptions in the U.S. mortgage market and a decline in the real estate market in the U.S. and elsewhere have contributed to diminished expectations for the economy. These conditions, including reduced business and consumer confidence and increased unemployment, have contributed to reductions in consumer spending, particularly on discretionary products such as ours. During 2008, we implemented cost reduction efforts to adjust for the decline in revenue, and in March 2009 we announced plans to initiate additional cost reductions aimed at further reducing operating costs and improving the overall alignment of spending and anticipated revenue. These actions, including those related to our discontinued operations, are summarized as follows:

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

•	In the second quarter of 2009, we terminated our lease for our corporate headquarters facility in Vancouver, Washington, and entered into a new lease for substantially less space in the same building;

•	In the second quarter of 2009, we terminated a warehouse distribution service agreement for our U.S. service parts inventory, which will now be distributed from existing Company locations;

•	In the third quarter of 2009, we committed to a plan for the complete divestiture of our commercial business.

2008

•	We restructured our workforce and reduced the number of employees in our corporate headquarters and our manufacturing and distribution functions to better match the requirements of our business;

•	We closed our Tulsa, Oklahoma commercial manufacturing facility and transferred operations to our owned manufacturing facility in Independence, Virginia and to third party manufacturers in Asia;

•	We consolidated our U.S. distribution centers for finished goods and aligned the products by business unit to allow for more efficient product handling;

•	We restructured our international operations by reducing the number of employees to better match the requirements of our business and centralized operations in Germany;

•	We reduced selling and marketing costs by eliminating corporate support positions, rationalized direct marketing spend and eliminated certain consumer financing programs;

•	We sold our apparel division, Dash America, Inc. d/b/a Pearl iZumi;

•	We closed our Canadian call center and consolidated our call center operations in Vancouver, Washington to achieve better economies of scale;

•	We terminated a number of marketing arrangements to better align our spending with our revised operating plans;

•	We terminated agreements to purchase a manufacturing facility in China;

•	We reduced our revolving line of credit to a level better suited to our anticipated borrowing.

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

In August 2009, we engaged an investment banker, Robert W. Baird & Co., to advise us on strategic alternatives for the commercial business, including the potential sale of parts or all of the commercial business. On September 25, 2009 management committed to a plan for the complete divestiture of our commercial business with the expectation that successful completion of this plan would improve overall operating results and leverage the strength of our brands. Consequently, the results of our commercial business segment have been classified as discontinued operations in all periods presented.

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

Selected Results of Operations for the Three Months Ended September 30, 2009 and 2008

	Three Months Ended September 30,
(In thousands)	2009	2008	$ change	% change
Net sales	$41,431	$62,656	$(21,225)	(33.9)%
Cost of sales	21,150	33,526	(12,376)	(36.9)%

Gross profit	20,281	29,130	(8,849)	(30.4)%

Operating expenses:
Selling and marketing	14,278	23,753	(9,475)	(39.9)%
General and administrative	5,240	8,951	(3,711)	(41.5)%
Research and development	1,283	1,798	(515)	(28.6)%
Asset impairment losses	2,101	—	2,101	NM
Restructuring	201	300	(99)	(33.0)%

Total operating expenses	23,103	34,802	(11,699)	(33.6)%

Operating loss	(2,822)	(5,672)	2,850	50.2%

Other income (expense):
Interest	(4)	(169)	165	97.6%
Other, net	863	(203)	1,066	525.1%

Total other income (expense)	859	(372)	1,231	330.9%

Loss from continuing operations before income taxes	(1,963)	(6,044)	4,081	67.5%
Income tax expense (benefit)	(440)	16,177	(16,617)	(102.7)%

Loss from continuing operations	(1,523)	(22,221)	20,698	93.1%

Loss from discontinued operations, net of tax	(22,895)	(11,897)	(10,998)	(92.4)%

Net loss	$(24,418)	$(34,118)	$9,700	28.4%

Net sales for the three months ended September 30, 2009 decreased $21.2 million, or 33.9%, as compared to the same period last year. The decline in net sales primarily is due to a weak consumer spending environment and a tight credit market, which led to decreased sales across all of our business segments. Gross profit margins increased to 49.0%, for the three months ended September 30, 2009, compared to 46.5% for the same period last year, primarily due to a shift in sales mix toward higher-margin TreadClimber products in our direct business, as well as decreased shipping costs arising from a change in our primary outbound freight carrier.

Operating expenses for three months ended September 30, 2009 were $23.1 million, a decrease of $11.7 million, or 33.6%, as compared to the same period last year. The decrease in operating expenses reflects the impact of management’s efforts to better align spending with current and anticipated revenue levels through significant reductions in advertising expenses, personnel costs and other expenses.

Income tax benefit for the three months ended September 30, 2009 was $0.4 million, compared to income tax expense of $16.2 million for the same period last year. Income tax expense for the third quarter of 2008 primarily resulted from a valuation allowance which we recorded due to uncertainty regarding our ability to realize certain deferred tax assets as a result of the cumulative operating losses. The income tax benefit for the third quarter of 2009 primarily relates to the release of a portion of deferred tax valuation allowances.

Comparison of the Three Months Ended September 30, 2009 and 2008

Net Sales, Gross Profit and Operating Income

The following table sets forth certain information regarding our net sales, gross profit and operating income by business segment:

	Three Months Ended September 30,		change	% change
(In thousands)	2009	2008
Net sales:
Direct business	$25,253	$38,730	$(13,477)	(34.8)%
Retail business	15,656	23,723	(8,067)	(34.0)%
Corporate (royalty income)	522	203	319	157.1%

Total net sales	$41,431	$62,656	$(21,225)	(33.9)%

Gross profit (loss):
Direct business	$15,861	$22,966	$(7,105)	(30.9)%
Retail business	4,171	7,122	(2,951)	(41.4)%
Corporate	249	(958)	1,207	126.0%

Total gross profit	$20,281	$29,130	$(8,849)	(30.4)%

Gross profit margin (% of net sales):
Direct business	62.8%	59.3%	3.5%
Retail business	26.6%	30.0%	(3.4)%
Total gross profit margin	49.0%	46.5%	2.5%

Operating income (loss):
Direct business	$1,740	$(922)	$2,662	288.7%
Retail business	2,229	4,440	(2,211)	(49.8)%
Corporate	(6,791)	(9,190)	2,399	26.1%

Total operating income (loss)	$(2,822)	$(5,672)	$2,850	50.2%

Direct business

Net operating income increased to $1.7 million in the third quarter of 2009, compared to a net operating loss of $0.9 million for the same period last year. The increase in net operating income was achieved despite lower sales and a challenging economic environment, as we continue to realize efficiencies through improved media management and cost savings initiatives.

Net sales for our direct business were $25.3 million in the third quarter of 2009, a decrease of $13.5 million, or 34.8%, as compared to the same period last year. The decrease in net sales primarily was due to a substantial decrease in credit approvals through HSBC, our primary consumer finance provider, in the third quarter of 2009, compared to the third quarter of 2008. Economic weakness was cited by HSBC as the reason for the lower approval rates. Additionally, we had a secondary financing program available that contributed a significant amount of additional credit approvals in the third quarter of 2008, which was not available to our customers in 2009.

Gross profit margins for our direct business were 62.8% in the third quarter of 2009, compared to 59.3% in the same period last year, an increase of 350 basis points. In light of recent changes in our warranty claims experience, we adjusted our estimate of outstanding warranty cost obligations in the third quarter of 2009 and recorded a decrease in our warranty costs, representing approximately 460 gross margin basis points. In addition, outbound shipping expenses decreased due to a change in our primary freight carrier. These cost decreases were partially offset by charges related to the writedown of certain parts inventories in connection with the relocation of our service parts warehousing facility.

Retail business

Our retail business remained profitable in the third quarter of 2009, despite substantially lower net sales and gross profit compared to the same period last year. Cost savings initiatives launched in 2008 and 2009 were a key factor in maintaining profitability. Operating income of our retail business was $2.2 million in the third quarter of 2009, a decrease of $2.2 million, or 49.8%, compared to the same period last year.

Net sales of our retail business were $15.7 million in the third quarter of 2009, a decrease of $8.1 million, or 34.0%, as compared to the same period last year. Management believes the decrease in retail net sales compared to the same period last year primarily was due to reductions in customer inventory levels and reluctance by retailers to replenish inventories, as well as our tighter credit controls, in this challenging economic environment. In addition, net sales decreased this year due to management’s decision to reduce the number of rod-based home gym products offered in our retail business, so as not to conflict with our direct business, as well as a reduction of product placement with certain customers, partially offset by new business growth.

Gross profit margin for our retail business was 26.6% in the third quarter of 2009, compared to a gross profit margin of 30.0% in the same period last year, a decrease of 340 basis points, primarily due to changes in product sales mix in connection with management’s decision to reduce the number of rod-based home gym products offered in our retail business.

Operating Expenses

Operating expenses were $23.1 million in the third quarter of 2009, a decrease of $11.7 million, or 33.6%, as compared to $34.8 million in the same period last year.

Selling and Marketing

Selling and marketing expenses were $14.3 million in the third quarter of 2009, a decrease of $9.5 million, or 39.9%, as compared to $23.8 million in the same period last year. In response to the tighter credit approval environment, we reduced our advertising expenditures in order to maximize our return. Advertising expense of our direct business in the third quarter of 2009 was $8.8 million, a decrease of $7.1 million, or 44.7%, as compared to the same period last year. Management believes advertising expense efficiencies were achieved through a decrease in prevailing advertising rates, improvement in the creative content of the advertisements and optimized advertising placement. In addition, third party financing commission fees decreased by approximately $1.1 million, primarily due to lower credit approval rates and reduced use of financing promotions. Other selling and marketing expense decreased by approximately $1.5 million, primarily due to lower personnel costs and reduced sales and marketing support program expenses, compared to last year.

General and Administrative

General and administrative expenses were $5.2 million in the third quarter of 2009, a decrease of $3.8 million, or 41.5%, as compared to $9.0 million in the same period last year. General and administrative costs declined approximately $1.7 million due to the reduction of personnel as part of our cost savings initiatives and reduced costs related to facilities and other various expenses. General and administrative expenses were further impacted by approximately $1.7 million due to decreases in legal and debt service fees. In addition, general and administrative expenses in the third quarter of 2008 included a loss on the sale of vacant administrative offices in Louisville, Colorado of $0.4 million.

Research and Development

Research and development expenses were $1.3 million in the third quarter of 2009, a decrease of $0.5 million, or 28.6%, as compared to $1.8 million in the same period last year, primarily due to lower research and development personnel costs.

Asset impairment losses

In the third quarter of 2009, we recorded a $2.1 million non-cash impairment loss, related to an intangible asset of our retail business.

Restructuring

Restructuring expenses were $0.2 million in the third quarter of 2009, consisting of additional lease termination costs related to a reduction of leased office space in our Vancouver, Washington headquarters building. Restructuring expenses were $0.3 million in the third quarter of 2008, consisting of severance and other employee related costs.

Income Tax Expense

Income tax benefit from continuing operations was $0.4 million in the third quarter of 2009, compared to income tax expense of $16.2 million in the same period last year. Income tax expense in the third quarter of 2008 primarily results from a valuation allowance which was recorded due to uncertainty regarding our ability to realize certain deferred tax assets as a result of the cumulative operating losses. The income tax benefit in the third quarter of 2009 primarily relates to the release of valuation allowances associated with an impairment of other intangible assets.

Loss from Discontinued Operations

On September 25, 2009 management committed to a plan for the complete divestiture of our commercial business. As a result of this action, our commercial business qualified for held-for-sale accounting treatment and we recorded a non-cash after-tax impairment loss of approximately $17.9 million during the third quarter of 2009. The results of our commercial business have been classified as discontinued operations in all periods presented. After-tax operating losses of our commercial business were $4.6 million in third quarter of 2009, compared to after-tax losses of $13.0 million for the same period last year.

Also in the third quarter of 2009, we reported a loss from discontinued operations, net of tax, of $0.4 million related to the 2008 sale of our fitness apparel business. Income from discontinued operations, net of tax, of our fitness apparel business was $1.1 million in the third quarter of 2008.

Selected Results of Operations for the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended September 30,
(In thousands)	2009	2008	$ change	% change
Net sales	$135,588	$219,809	$(84,221)	(38.3)%
Cost of sales	65,194	112,696	(47,502)	(42.2)%

Gross profit	70,394	107,113	(36,719)	(34.3)%

Operating expenses:
Selling and marketing	53,202	83,452	(30,250)	(36.2)%
General and administrative	18,587	27,176	(8,589)	(31.6)%
Research and development	3,917	5,106	(1,189)	(23.3)%
Asset impairment losses	2,101	—	2,101	NM
Restructuring	14,046	13,370	676	5.1%

Total operating expenses	91,853	129,104	(37,251)	(28.9)%

Operating loss	(21,459)	(21,991)	532	2.4%

Other income (expense):
Interest	(152)	(1,499)	1,347	89.9%
Other	491	63	428	679.4%

Total other income (expense)	339	(1,436)	1,775	123.6%

Loss from continuing operations before income taxes	(21,120)	(23,427)	2,307	9.8%
Income tax expense	505	10,037	(9,532)	(95.0)%

Loss from continuing operations	(21,625)	(33,464)	11,839	35.4%

Loss from discontinued operations, net of tax	(37,383)	(15,890)	(21,493)	(135.3)%

Net loss	$(59,008)	$(49,354)	$(9,654)	(19.6)%

Net sales for the nine months ended September 30, 2009 decreased $84.2 million, or 38.3%, as compared to the same period last year. The decline in net sales primarily was due to a weak consumer environment and tight credit market which led to decreased sales across all of our business segments. Gross profit margins increased to 51.9% in the first nine months of 2009, compared to 48.7% for the same period in 2008, primarily due to a shift in sales mix toward higher-margin Treadclimber products in our direct business, as well as decreased shipping costs arising from a change in our primary outbound freight carrier.

Operating expenses for the nine months ended September 30, 2009 decreased $37.3 million, or 28.9%, as compared to the same period last year. The decrease in operating expenses reflects the impact of management’s efforts to better align spending with current and anticipated revenue levels through significant reductions in advertising expenses, personnel costs and other expenses. For the nine months ended September 30, 2009 and 2008, we incurred $14.0 million and $13.4 million, respectively, in expenses associated with our restructuring initiatives.

Income tax expense for the nine months ended September 30, 2009 was $0.5 million, compared to $10.0 million for the same period last year. Income tax expense for the first nine months of 2008 primarily resulted from a valuation allowance which was recorded due to uncertainty regarding our ability to realize certain deferred tax assets as a result of the cumulative operating losses. Income tax expense for the first nine months of 2009 primarily relates to income in certain non-U.S. jurisdictions.

Comparison of the Nine Months Ended September 30, 2009 and 2008

Net Sales, Gross Profit and Operating Income

The following table sets forth certain information regarding our net sales, gross profit and operating income by business segment:

	Nine Months Ended September 30,		change	% change
(In thousands)	2009	2008
Net sales:
Direct business	$94,169	$149,657	$(55,488)	(37.1)%
Retail business	39,560	67,959	(28,399)	(41.8)%
Corporate (royalty income)	1,859	2,193	(334)	(15.2)%

Total net sales	$135,588	$219,809	$(84,221)	(38.3)%

Gross profit:
Direct business	$58,025	$90,610	$(32,585)	(36.0)%
Retail business	11,478	16,179	(4,701)	(29.1)%
Corporate	891	324	567	174.8%

Total gross profit	$70,394	$107,113	$(36,719)	(34.3)%

Gross profit margin (% of net sales):
Direct business	61.6%	60.5%	1.1%
Retail business	29.0%	23.8%	5.2%
Total gross profit margin	51.9%	48.7%	3.2%

Operating income (loss):
Direct business	$5,055	$6,047	$(992)	(16.4)%
Retail business	4,803	6,907	(2,104)	(30.5)%
Corporate	(31,317)	(34,945)	3,628	10.4%

Total operating income (loss)	$(21,459)	$(21,991)	$532	2.4%

Direct business

Operating income of our direct business for the nine months ended September 30, 2009, was $5.1 million, compared to $6.0 million for the same period last year. The decrease of $1.0 million in net operating income, compared to last year, viewed in light of a $55.5 million decrease in net sales for the comparable period, reflects efficiencies realized through our media management and cost-savings activities.

Net sales of our direct business declined to $94.2 million for the nine months ended September 30, 2009, a decrease of 37.1%, as compared to net sales of $149.7 million for the same period last year. The decrease primarily is due to a substantial decrease in credit approvals through HSBC, our primary consumer finance provider, in the first nine months of 2009, compared to the same period last year. Economic weakness was cited by HSBC as the reason for the lower approval rates. Additionally, we had a secondary financing program available that contributed a significant amount of additional credit approvals in the first nine months of 2008, which was not available to our customers in 2009.

Gross profit margin of our direct business was 61.6% for the nine months ended September 30, 2009, an increase of 110 basis points, as compared to gross profit margin of 60.5% for the same period last year. The increase in gross profit margin is primarily attributable to a decrease in our warranty costs, representing approximately 260 basis points, as well as a reduction in outbound shipping costs due to a change in our primary freight carrier. These cost decreases were partially offset by higher costs for certain purchased finished goods inventories, as well as charges related to the write-down of certain parts inventories in connection with the relocation of our service parts warehousing facility.

Retail business

Our retail business remained profitable in the first nine months of 2009, despite substantially lower net sales and gross profit compared to the same period last year. Cost savings initiatives launched in 2008 and 2009 were key factors in maintaining profitability. Operating income of our retail business was $4.8 million for the first nine months of 2009, a decrease of $2.1 million, or 30.5%, compared to the same period last year.

Net sales of our retail business were $39.6 million in the first nine months of 2009, a decrease of $28.4 million, or 41.8%, as compared to the same period last year. Management believes the decrease in retail net sales, compared to the same period last year, primarily was due to reductions in customer inventory levels and reluctance by retailers to replenish inventories, as well as our tighter credit controls, in this challenging economic environment. In addition, net sales declined this year due to management’s decision to reduce the number of rod-based home gym products offered in our retail business, so as not to conflict with our direct business, as well as a reduction of product placement with certain customers, partially offset by new business growth.

Gross profit margin of our retail business was 29.0% in the first nine months of 2009, an increase of 520 basis points, as compared to gross profit margin of 23.8% in the same period last year,. The comparative increase in gross profit margin primarily was due to a decrease in warranty costs, representing approximately 430 basis points.

Operating Expenses

Operating expenses in the first nine months of 2009 were $91.9 million, a decrease of $37.3 million, or 28.9%, as compared to operating expenses of $129.1 million in the same period last year.

Selling and Marketing

Selling and marketing expenses were $53.2 million in the first nine months of 2009, a decrease of $30.3 million, or 36.2%, as compared to expenses of $83.5 million in the same period in 2008. In response to the tighter credit approval environment, we reduced our advertising expenditures to better align with our expected revenue levels. Advertising expense of our direct business in the first nine months of 2009 was approximately $33.6 million, a decrease of approximately $18.3 million, or 35.2%, as compared to the same period last year. Management believes advertising expense efficiencies were achieved through a decrease in prevailing advertising rates, improvement in the creative content of the advertisements and optimized advertising placement. In addition, third party financing commission fees decreased by approximately $5.8 million, primarily due to lower credit approval rates and reduced use of financing promotions. Other selling and marketing expenses declined by approximately $6.2 million, compared to last year, primarily due to the impact of cost savings initiatives.

General and Administrative

General and administrative expenses were $18.6 million in the first nine months of 2009, a decrease of $8.6 million, or 31.6%, as compared to expenses of $27.2 million in the same period last year. The decrease in general and administrative expenses primarily was due to a reduction of approximately $3.2 million in personnel costs, facilities costs and various other expenses in connection with our cost savings initiatives and a reduction in debt service fees of $1.7 million. General and administrative expenses in 2009 also were decreased by the resolution of a legal matter, which was settled for $1.0 million less than the amount previously accrued. In addition, general and administrative expenses in the first nine months of 2008 included $1.7 million for a legal settlement, reimbursement obligations related to a shareholder action and loss on sale of a building.

Research and Development

Research and development expenses were $3.9 million in the first nine months of 2009, a decrease of $1.2 million, or 23.3%, as compared to expenses of $5.1 million in the same period last year, primarily due to lower research and development personnel costs.

Asset impairment losses

In the first nine months of 2009, we recorded a $2.1 million non-cash impairment loss related to an intangible asset of our retail business.

Restructuring

Restructuring expenses were $14.0 million in the first nine months of 2009, and included: $8.0 million in impairment charges for abandoned leasehold improvements in space we are no longer using at our Vancouver, Washington headquarters facility; $2.8 million in lease termination costs and accrued lease obligations associated with the reduction of leased space at our headquarters facility; $1.8 million in charges due to our abandonment of information technology software; a $0.9 million fee to terminate a warehouse distribution service agreement for our U.S. parts; and severance costs of $0.5 million arising from personnel reductions.

Restructuring expenses were $13.4 million in the first nine months of 2008, and included: $8.0 million in charges related to the termination of a purchase agreement with Land America; $4.3 million in employee termination benefits and other employee costs; $0.6 million in contract termination costs; and $0.5 million for the disposal of unused creative advertising as a result of reorganizing our business channels.

Interest Expense

Interest expense was $0.2 million in the first nine months of 2009, compared to $1.5 million in the same period last year, a decrease of $1.3 million, primarily due to lower average short-term borrowings during 2009.

Income Tax Expense

Income tax expense was $0.5 million in the first nine months of 2009, compared to $10.0 million in the same period last year. Income tax expense for the first nine months of 2008 primarily results from a valuation allowance which was recorded due to uncertainty regarding our ability to realize certain deferred tax assets as a result of the cumulative operating losses. Income tax expense for the first nine months of 2009 primarily relates to income in certain non-U.S. jurisdictions.

In the first nine months of 2009, we increased our valuation allowance to reduce certain deferred tax assets generated during the period to their anticipated net realizable value. As a result, we did not recognize an income tax benefit associated with these deferred tax assets, primarily consisting of U.S. federal net operating loss carry-forwards and tax credits.

Discontinued Operations

On September 25, 2009, management committed to a plan for the complete divestiture of our commercial business. As a result of this action, we recorded a non-cash after-tax estimated impairment loss on sale of the commercial business of approximately $17.9 million during the nine months ended September 30, 2009. After-tax operating losses of our commercial business, excluding the estimated impairment loss on sale, were $19.1 million for the nine months ended September 30, 2009 compared to a loss of $18.3 million for the same period last year. The results of our commercial business have been classified as discontinued operations in all periods presented.

Loss from discontinued operations, net of tax, of our fitness apparel business was $0.4 million for the nine months ended September 30, 2009 compared to income of $2.4 million for the nine months ended September 30, 2008.

Liquidity and Capital Resources

During the first nine months of 2009, operating activities generated $19.1 million in net cash, compared to $13.4 million in the same period last year. The generation of operating cash in the first nine months of 2009 was primarily due to the collection of accounts receivable, reductions in inventory levels and the receipt of a $10.6 million U.S. federal income tax refund. Cash generated from operating activities for the first nine months of 2008 was primarily related to the collection of accounts receivable.

Net cash provided by investing activities was $0.4 million in the first nine months of 2009, compared to $62.5 million in the same period last year. Investing cash inflows in the first nine months of 2009 included $2.0 million from the release of Pearl iZumi escrow funds. Investing cash inflows for the first nine months of 2008 included proceeds from the sale of Pearl iZumi of $59.7 million, a refund of a deposit related to a terminated asset acquisition agreement of $5.0 million and $2.4 million received upon the collection of a note receivable. Capital expenditures during the first nine months of 2009 were $1.8 million, compared to $4.4 million for the same period in 2008. We anticipate capital expenditures will continue to be lower during our restructuring and turnaround efforts.

Net cash used in financing activities was $18.0 million in the first nine months of 2009, compared to $75.4 million in the same period last year. We used $17.9 million in net cash to reduce our borrowings during the first nine months of 2009, compared to $68.7 million to reduce borrowings in the same period of the previous year. During the first nine months of 2008, we paid $5.3 million for the repurchase of Nautilus, Inc. stock and paid approximately $2.0 million in debt issuance costs associated with our January 2008 Loan and Security Agreement with Bank of America N.A. (“Loan Agreement”).

We had an escrow deposit of $4.4 million related to the sale of Pearl iZumi, of which $2.0 million was released in August 2009. In the third quarter of 2009, we recorded a $0.4 million adjustment to the previously reported disposal of Pearl iZumi for additional amounts due to the buyer under terms of the purchase agreement. The remaining escrow deposit balance of $2.0 million was released to us in the fourth quarter of 2009.

On November 6, 2009 a new law was enacted permitting companies to elect to carry back 2008 or 2009 net operating losses to offset U.S. taxable income reported in the preceding five years. As a result, we plan to make this election and expect to receive a U.S. income tax refund of approximately $11.9 million by March 31, 2010.

The economy’s impact on our operating results has been worse than we anticipated, and we are uncertain as to when the economy will stabilize or begin to improve. Over the last two years, we have initiated a series of restructuring activities, which have generated substantial charges contributing to significant operating losses and negative cash flows. While the restructuring strategies we have implemented are expected to result in substantial cost savings in future periods, they have not offset the full impact of the poor economic conditions and our decline in revenues. As a result of these and other factors, we cannot presently project when or if we might become profitable. Our return to profitability is highly dependent on numerous factors, including: our continued execution on cost reduction initiatives; increased consumer confidence; improved global economic conditions, particularly in the U.S.; relaxed credit markets including improved availability of credit for our customers; and resumed growth in consumer spending on discretionary goods.

In light of the aforementioned uncertainties, there can be no assurance that we will be able to generate sufficient positive cash flows in the future. Management is pursuing financing alternatives to the Loan Agreement (see Note 1 – General Information – Liquidity of Notes to Condensed Consolidated Financial Statements, elsewhere herein). Management believes that sufficient funds will be available to meet our expected cash needs, for at least the next twelve months, based on cash currently on hand, expected cash flows from operations, including an anticipated income tax refund of approximately $11.9 million, and estimated proceeds from the successful sale of certain assets of our commercial business.

Financing Arrangements

Historically we have relied on our current banking relationship to meet our ongoing cash needs, particularly during seasonal periods of reduced cash flow. The Loan Agreement provides us with access to a revolving secured credit line to fund our letters of credit, working capital needs and for other general business purposes. We amended the Loan Agreement effective March 10, 2009, June 12, 2009, and July 31, 2009, which reduced the amount of the credit line, from $40.0 million, to $30.0 million, and amended certain loan covenants. The actual amount we are able to borrow against the credit line is calculated as the lower of either $30.0 million, or the borrowing capacity, which is based primarily on the month-end value of inventory and accounts receivable in the U.S., as adjusted for certain items identified in the Loan Agreement. The Loan Agreement contains a financial covenant, as well as limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The financial covenant is applicable only during a trigger period that would be in effect when excess availability (based on our borrowing capacity) falls below certain pre-established limits. Once activated, the trigger period would generally last until we meet minimum excess borrowing capacity requirements for a 90-day period. The Loan Agreement also contains customary provisions regarding events of default. Upon an event of default, the lenders would have the option of accelerating all obligations under the Loan Agreement.

As of September 30, 2009, we had not triggered the requirement to calculate compliance under the financial covenant provision of the Loan Agreement. However, we cannot be assured that we will not enter into a trigger period in the future or that we will be in compliance with the loan covenants. Should we enter a trigger period, we may not be able to comply with the financial covenant. In that case, we would be unable to borrow under the loan agreement and any outstanding borrowings would be in default. At September 30, 2009, we had $4.7 million in standby letters of credit and no outstanding borrowings under the Loan Agreement.

At September 30, 2009, the Company had no borrowings outstanding under the Loan Agreement. While as of September 30, 2009 and November 9, 2009, the Company had excess availability as defined in the Loan Agreement, should funds be needed in the future, there is no assurance that borrowing will be possible pursuant to the terms of the Loan Agreement. Accordingly, management of the Company is pursuing other financing alternatives.

Off-Balance Sheet Arrangements

From time to time, we arrange for leases or other financing sources with third parties to enable certain of our commercial customers to purchase our commercial products. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. At September 30, 2009 and December 31, 2008, the maximum contingent liability under all recourse provisions was approximately $1.4 million and $1.6 million, respectively.

Commitments and Contingencies

For a description of our commitments and contingencies, refer to Note 12 to the condensed consolidated financial statements located at Item 1 of this Form 10-Q.

Seasonality

We expect our sales of fitness equipment to vary seasonally. Sales are typically strongest in the first and fourth quarters, followed by the third quarter, and are generally weakest in the second quarter. We believe the broadcast of national network season finales and seasonal weather patterns influence television viewership and cause our television commercials on national cable television to be less effective in the second quarter than in other periods of the year. In addition, during the spring and summer months, consumers tend to be involved in outdoor activities, including exercise, which impacts sales of fitness equipment used indoors. This seasonality can have a significant effect on our operating results, inventory levels and working capital needs.

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

We are exposed to foreign exchange risk from currency fluctuations, mainly in Canada and Europe, due to sourcing of our products in U.S. dollars and selling them primarily in Canadian dollars, British pounds, Swiss francs and euros in addition to U.S. dollars. Given the relative size of our current foreign operations, the exposure to the exchange risk could have a significant impact on our results of operations. Based on our assets and liabilities denominated in other than U.S. dollars at September 30, 2009, a ten percent change in the exchange rate of all non-U.S. dollar currencies would result in a change in our net foreign position of approximately $1.9 million.

We are exposed to market risk from fluctuations in the general level of interest rates on our variable-rate credit agreement with Bank of America, N.A. As of September 30, 2009, there were no outstanding borrowings under this credit facility.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Nautilus is party to various legal proceedings and claims arising from normal business activities. Based on the facts currently available, Nautilus does not believe that the disposition of matters that are pending or asserted, individually or in the aggregate, will have a material adverse effect on future financial results. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact results of operations in any given period.

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

Should additional funds be needed in the future, there is no assurance that borrowing will be possible pursuant to the terms of our Loan Agreement.

There can be no assurance that we will be able to generate sufficient positive cash flows in the future. We have not triggered the requirement to calculate compliance under the financial covenant provision of our Loan Agreement. However, we cannot be assured that we will not enter into a trigger period in the future or that we will be in compliance with the loan covenants. Should we enter a trigger period, we may not be able to comply with the financial covenant. In that case, we would be unable to borrow under the loan agreement and any outstanding borrowings would be in default.

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

Our plan to divest the commercial business may not be successful and may involve substantial charges.

In August, 2009 we engaged an investment banker, Robert W. Baird & Co., to advise us on strategic alternatives for our commercial business, including the potential sale of parts or all of our commercial business. On September 25, 2009, management committed to a plan for the complete divestiture of our commercial business. We may be unable to successfully divest our commercial business on favorable terms, or at all. The amount of estimated loss recorded in connection with the planned sale of the commercial business may be adjusted in future periods, depending on changes that may occur in the underlying facts and circumstances, and these adjustments may be material. Additionally, we may incur material costs, fees, expenses and charges relating to our planned divestiture of the commercial business, including employee termination severance payments and costs related to the termination of lease agreements and other contractual obligations. Our results of operations and liquidity may be negatively impacted by such charges or by a failure to successfully complete the planned divestiture within a reasonable time period. Depending on our ability to locate qualified buyers for our commercial business, the period of time required to complete any related sale transactions, terms of sale and other factors, we currently estimate that additional costs related to our planned divestiture may include employee termination severance payments of up to approximately $5.0 million and termination charges for leases and other commercial contract obligations of up to approximately $6.0 million.

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

None.

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

NAUTILUS, INC.

November 9, 2009	By:	/s/ EDWARD J. BRAMSON
Date		Edward J. Bramson
Chairman and Chief Executive Officer (Principal Executive Officer)

November 9, 2009	By:	/s/ KENNETH L. FISH
Date		Kenneth L. Fish
Chief Financial Officer (Principal Financial Officer)