Form 10-K
period 2009-12-31
NAUTILUS, INC.
filed 2010-03-08
CIK 1078207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price ($1.13) as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was $34,594,200.

The number of shares outstanding of the registrant’s common stock as of January 31, 2010 was 30,744,336 shares.

Documents Incorporated by Reference

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2010 Annual Meeting of Shareholders.

NAUTILUS, INC.

2009 FORM 10-K ANNUAL REPORT

i

PART I

Item 1. Business

OVERVIEW

Nautilus is a fitness products company headquartered in Vancouver, Washington. We are committed to providing innovative, quality solutions to help people achieve a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing and marketing high-quality cardiovascular and strength fitness products and related accessories for consumer home use, primarily in the United States and Canada. Our products are sold under some of the most-recognized brand names in the fitness industry, including Nautilus™, Bowflex™, Universal™ and Schwinn™ Fitness.

We market our products through two business segments: Direct and Retail, each representing a distinct marketing distribution channel. Our direct business offers products directly to consumers through direct advertising, catalogs and the Internet. Our retail business offers our products through a network of independent retail companies located in the United States and Canada, as well as Internet-based merchants. Our commercial business, formerly an operating segment and reported as a discontinued operation beginning in 2009, offered products to health clubs, schools, hospitals and other organizations, which typically require fitness products specifically designed for higher usage.

Founded in 1986, Nautilus developed and introduced the Bowflex™ rod-based home gym and, through the use of infomercials, became a leading direct marketer of fitness equipment. The direct marketing model of selling directly to the consumer grew quickly, allowing the Company to invest its earnings in a series of strategic acquisitions of well-recognized brands including: Nautilus® in 1999; Schwinn™ Fitness in 2001; StairMaster™ in 2002; and Universal™ in 2006. In the third quarter of 2009, the Company adopted a plan for the complete divestiture of its commercial business, including the StairMaster™ trademark and StairMaster™, Schwinn™ Fitness and Nautilus™ product lines sold in the commercial sales channel. Nautilus plans to retain, however, ownership of the Schwinn™ and Nautilus™ trademarks, and its strong presence in the consumer fitness equipment market through its direct and retail sales channels.

Our company was incorporated in the state of Washington in January 1993. Unless the context otherwise requires, “Nautilus”, “Company”, “we”, “us” and “our” refer to Nautilus, Inc. and its subsidiaries. All references to 2009 and 2008 in this report refer to our fiscal years ended on December 31, 2009 and 2008, respectively.

BUSINESS STRATEGY

We are focused on developing and marketing fitness equipment and related products to help people enjoy healthier lives. Our products are targeted to meet the needs of a broad range of consumers, including fitness enthusiasts and individuals who are seeking the benefits of regular exercise. We have diversified our business by expanding our portfolio of high-quality fitness equipment into multiple product lines, utilizing well-recognized brands. More recently, our business strategy has focused exclusively on consumer products, markets and distribution channels, which we believe will provide the greatest long-term value to our shareholders. Implementation of this strategy includes the sale of our fitness apparel business in 2008 and the divestiture of our commercial fitness products business, which we began in late 2009 and expect to complete in 2010.

Product innovation is a vital part of our business. A unique or new product can often provide a significant competitive advantage, as consumers are looking for ways to improve the effectiveness of their workouts. We continually evaluate new product concepts, generated by both internal and external resources, and seek feedback from users on how to enhance our current product offerings.

Our strategies incorporate the specific characteristics of our direct and retail business segments. Our direct business segment focuses on (i) the development of, or acquisition of rights to, unique products, and (ii) the application of creative, cost-effective ways to communicate the benefits of their use. We are very attentive to direct business metrics, particularly those that provide feedback regarding the effectiveness of our media marketing programs. In our retail business segment, we strive to enter into business relationships with key retailers of sports or fitness equipment. The primary objectives of our retail business are (i) to offer a selection of products at key price points in order to maintain lasting relationships with our customers, and (ii) to utilize such relationships and the strength of our brands to obtain more floor space for our products.

As a result of recent economic challenges, we are in the process of restructuring certain aspects of our operations to (i) improve our cost structure and operating efficiency, and (ii) provide us with greater flexibility to respond to future market opportunities. In addition, we plan to place additional emphasis on our direct business, as the high margin and low working capital requirements of that business model make it favorable both in difficult economic times and when growth accelerates. We will continue to assess the health of the economy and, if appropriate, will re-evaluate our business strategies and prioritize our use of resources accordingly.

Our long-term strategy involves: continued investment in research and development activities aimed at creating or acquiring new technologies; enhancing our product lines by designing fitness equipment that meets or exceeds the high expectations of our customers; utilizing our strengths in product engineering to reduce product costs; and creatively marketing our equipment, both directly to consumers and through our retail partners, using our popular brand names.

RECENT DEVELOPMENTS

On September 25, 2009, our Board of Directors approved management’s plan for the complete divestiture of our commercial business. On December 29, 2009, we completed the sale of certain assets of our StairMaster™ and Schwinn™ Fitness product lines. On February 19, 2010, we completed an agreement for the sale of certain assets of our Nautilus™ strength equipment product lines. The buyer also acquired rights to certain patents, technologies and other intellectual property, assumed certain outstanding warranty obligations related to our North American commercial products and entered into a short-term lease of our Independence, Virginia manufacturing and warehousing facilities with an option to purchase such facilities. For further information, see Note 2, Discontinued Operations, in our consolidated financial statements.

Management currently expects to complete the sale of the remaining assets of the commercial business in 2010. The following table shows portions of the commercial business divestiture for which asset disposals have been completed, and those portions for which asset disposals are not completed:

	Asset Disposals Completed as of December 31, 2009	Asset Disposals Completed as of March 8, 2010	Asset Disposals Not Completed
StairMaster™ Commercial Product Lines
Finished goods and spare parts inventories	X
Raw materials and work-in-process inventories		X
Production equipment and other fixed assets	X
Trademark intangible asset	X
Schwinn™ Fitness Commercial Product Lines
Finished goods and spare parts inventories on hand	X
Finished goods inventories in-transit		X
Accounts receivable	X
Production equipment and other fixed assets	X
Nautilus™ Commercial Product Lines
Raw materials, work-in-process and North America spare parts inventories		X
Finished goods inventories			X
Manufacturing equipment and related fixed assets		X
Independence, Virginia land and buildings			X
Europe distribution operations, including finished goods and spare parts inventories			X
China finished goods and spare parts inventories			X

In December 2009, the President signed into U.S. federal law a provision allowing taxpayers to carry back applicable net operating losses for a period of up to five years. This new law allowed us to carry-back a portion of our 2008 net operating loss to prior years in which we had paid federal taxes and, as a result, we received a U.S. income tax refund of approximately $12.1 million in January 2010.

On March 8, 2010, we entered into a new loan agreement with Bank of the West (the “New Loan Agreement”), providing for a $15.0 million revolving secured credit line, available for a thirty-month term. The New Loan Agreement is available for working capital, standby letters of credit and general corporate purposes, assuming we are able to satisfy certain terms and conditions at the time the borrowings are requested.

PRODUCTS

We market quality strength and cardiovascular fitness products that cover a broad range of price points and features. Our products are designed for individuals with varying exercise needs. From the person who works out occasionally, to the professional athlete, we have the products that will help them achieve their fitness objectives.

•

Our Nautilus™ brand includes: a complete line of cardio equipment, including specialized products and treadmills, ellipticals and exercise bikes. In early 2009, we introduced new lower priced treadmills specifically designed for the retail business. In December 2009, we introduced the Mobia™, a specialized cardio machine that utilizes dual treads and burns twice the calories of an equivalent standard treadmill.

•

Our Bowflex™ brand represents a line of fitness equipment comprised of both strength and cardio products. Our Bowflex™ product line includes our PowerRod™ home gyms, the Revolution™ home gym, SelectTech™ dumbbells, weight benches, treadmills, and TreadClimber™ specialized cardio machines, specifically designed for home use.

•

Our Schwinn™ Fitness brand is known for its popular line of indoor cycling equipment, exercise bikes, including the Airdyne™, and ellipticals. In 2009, we introduced treadmills specifically designed for the retail business.

•	Our Universal™ brand is one of the oldest and most recognized names in the fitness industry. In 2009, we introduced a limited product line of kettlebell weights and benches.

We differentiate the product lines offered in our direct and retail sales channels, as indicated in the table below:

	Direct Channel	Retail Channel
Bowflex™
Rod-based home gyms	X	X
Spiroflex home gyms	X	X
Specialized cardio	X
Treadmills		X
Selectorized dumbbells	X	X
Nautilus™
Specialized cardio	X
Upright and recumbent exercise bikes		X
Ellipticals		X
Treadmills		X
Schwinn™ Fitness
Upright and recumbent exercise bikes		X
Indoor cycling bikes		X
Ellipticals		X
Treadmills		X
Universal™
Kettlebell weights and benches		X

While our marketing efforts are focused as indicated in the chart above, we offer our full product assortment to our direct customers through our websites.

BUSINESS SEGMENTS

We conduct our business in two segments, Direct and Retail. For further information, see Note 15, Segment Information, in our consolidated financial statements.

SALES AND MARKETING

Direct

In our direct business, we market and sell our products, principally Bowflex™ strength and cardiovascular products, directly to end-consumers. Historically, almost all of our direct business sales were in strength-related products and accessories, including our Bowflex™ rod-based home gyms and the Revolution™ home gym. We have been, and plan to continue to be, the largest direct marketer of strength products in the United States. We have also taken measures to diversify our product mix by increasing advertising for the Bowflex™ TreadClimber™, a unique cardio fitness product, and by launching the Nautilus™ Mobia™, a specialized cardio fitness machine.

Our marketing efforts are based on an integrated combination of media and direct consumer contact. We utilize television advertising, which ranges in length from 30 seconds to as long as five minutes, in addition to extended 30-minute television infomercials; internet advertising; product websites; inquiry response mailings; catalogs and inbound/outbound call centers. Marketing and media effectiveness is measured continuously based on sales inquiries generated, cost per lead, conversion rates, return on investment and other key metrics. The majority of our direct sales activity occurs through our call center and Internet websites.

For the year ended December 31, 2009, approximately half of our U.S. customers took advantage of a financing program offered by HSBC Bank Nevada, N.A. (“HSBC”) to purchase our products using the private label Bowflex™ revolving credit card, as compared to approximately two-thirds of our U.S. customers in 2008, reflecting the application of more stringent credit approval standards by HSBC. We expect that HSBC will continue to apply these more stringent credit approval standards to our customers in 2010. Accordingly, we are investigating other consumer financing options and developing marketing strategies that do not rely on access to consumer credit as a principal factor in the customer’s purchase decision. Our current agreement with HSBC expires in 2013.

Retail

In our retail business, we market and sell a comprehensive line of consumer fitness equipment under the Nautilus™, Schwinn™ Fitness, Universal™ and Bowflex™ brands. Our products are marketed through a network of retail locations, consisting of sporting goods stores, department stores, governmental agencies and, to a lesser extent, smaller specialty retailers and independent bike dealers.

Retail business sales have historically been led by our strength products, including the Bowflex™ rod-based home gym and SelectTech™ dumbbells. However, we believe the fitness equipment market for cardio products is much larger and provides greater opportunity for growth. As a result we have focused our retail business product development efforts on the introduction of new cardio products, including a line of Schwinn™ Fitness branded indoor bikes and ellipticals. We plan to continue to invest in the development of cardio products for the retail business, anticipating that such investments will help us achieve greater market share.

We have implemented sales programs which provide discounts to our customers for ordering container sized shipments and/or placing orders early enough in the season to allow for efficient manufacturing by our Asian suppliers. These sales programs are designed to reduce our shipping and handling costs, with much of the savings being passed on to our customers. Many of our retail customers are also eligible for other types of sales incentives, including volume discounts and various forms of rebates or allowances, which primarily are intended to increase product availability, offset transportation costs and encourage marketing of our brands.

PRODUCT DESIGN AND INNOVATION

Innovation is a vital part of our business, and we continue to expand and diversify our product offerings by leveraging our research and development capabilities. We constantly search for new technologies and innovations that will help us to grow our business, either through higher sales or increased production efficiencies. To accomplish this objective, we seek out ideas and concepts both within our company and from outside inventors. We rely on financial and engineering models to assist us in assessing the potential operational and economic impacts of adopting new technologies and innovations. If we determine third-party technology or innovation concepts meet certain technical and financial criteria, we may enter into a licensing arrangement to utilize the technology or, in certain circumstances, purchase the technology for our own use. Our product design and engineering teams also invest considerable effort to improve product design and quality.

Our research and development expenses were approximately $5.2 million and $6.6 million for the years ended December 31, 2009 and 2008, respectively.

SEASONALITY

We expect our sales to vary seasonally. Sales are typically strongest in the first and fourth quarters, followed by the third quarter, and are generally weakest in the second quarter. We believe that various factors, such as the broadcast of network season finales and seasonal weather patterns, influence television viewers and cause our advertising on cable television stations to be less effective in the second quarter than in other periods. In addition, during the spring and summer months, consumers tend to be involved in outdoor activities, including exercise, which impacts sales of indoor fitness equipment. This seasonality can have a significant effect on our inventory levels, working capital needs and resource utilization.

MANUFACTURING AND DISTRIBUTION

Manufacturing

All our products are produced by third party manufacturers, substantially all of which are located in Asia. We monitor our suppliers’ ability to meet our product needs and participate in quality assurance activities to reduce the risk of marketing substandard products. Other than our contract with Land America Health & Fitness Co., LTD. (“Land America”), which expires in December 2010, our third-party manufacturing contracts are terminable by either party on relatively short notice.

Distribution

Our warehousing and distribution facilities are located in Portland, Oregon and Winnipeg, Manitoba. In our direct business, we strive to maintain inventory levels which will allow us to ship our products shortly after receiving a customer’s order. Because our direct business products are manufactured in Asia, we have long merchandise replenishment lead times, for which we compensate by maintaining adequate levels of safety stock.

We manage our retail inventory levels to accommodate seasonal changes in anticipated demand. We generally maintain higher inventory levels at the ends of the third and fourth quarters, to satisfy consumer demand in the fourth and first quarters of each year. Many of our retail customers place orders well in advance of peak periods of consumer demand to ensure they have an adequate supply for the anticipated selling season. If consumer demand exceeds store forecasts, many of our retail customers will place additional orders during the season, provided the product can be delivered in a short period of time. Approximately one-third of our retail inventory replenishment orders are shipped by our contract manufacturers directly to customer locations, typically in large containers. The use of these “drop ships” allows us to maintain lower levels of inventory, resulting in lower storage, handling, insurance and other carrying costs. We also distribute our products to retail customers using various commercial truck lines. We use FedEx Corp. for the delivery of substantially all of our direct business products in the U.S. and Canada.

BACKLOG

Historically, backlog has not been a significant factor in our business.

COMPETITION

The markets for all of our products are highly competitive. We believe the principal competitive factors affecting our business are quality, innovation, pricing and brand recognition. We believe we are well-positioned to compete in markets in which we can take advantage of our strong brand names. Our competitors vary by business segment, as discussed below.

Direct

In our direct business, our products compete directly with those offered by a large number of companies that market home fitness equipment. Our principal competitors in this segment are Fitness Quest and ICON Health & Fitness. Other competitors in this segment include weight-loss companies, such as Jenny Craig and NutriSystems, each of which offers alternative solutions to a fit and healthy lifestyle.

Retail

In our retail business, our products compete with those of other retail fitness equipment companies, such as Johnson Health Tech and ICON Health & Fitness.

EMPLOYEES

As of January 31, 2010, we had approximately 640 employees, substantially all of which were full-time, and approximately 280 of which were employed in connection with our commercial business discontinued operation. None of our employees are subject to collective bargaining agreements. We have not experienced a material interruption of our operations due to labor disputes.

SIGNIFICANT CUSTOMERS

No individual customer accounted for 10 percent or more of our consolidated net sales in the past two fiscal years.

INTELLECTUAL PROPERTY

Trademarks, patents and other forms of intellectual property are vital to the success of our business and an essential factor in maintaining our competitive position in the health and fitness industry.

Trademarks

We own many trademarks including Nautilus™, Bowflex™, PowerRod™, Revolution™, Mobia™, TreadClimber™, Schwinn™ Fitness, SelectTech™, Trimline™ and Universal™. The vast majority of our trademarks are either registered or protected by common law rights. We believe that having distinctive trademarks, which are readily identifiable by consumers, is an important factor in creating a market for our products, creating a strong company identity and developing brand loyalty among our customers.

Each federally registered trademark is renewable indefinitely if the trademark is still in use at the time of renewal. We are not aware of any material claims of infringement or other challenges to our trademark rights in our major markets.

Patents

We own a broad array of patents and patent rights, both issued and pending, covering our fitness equipment. These patents cover a variety of technologies, some of which are utilized in the following products: TreadClimber™; variable stride ellipticals; selectorized weights; recumbent bicycles; and the Bowflex™ Revolution™. Patent protection for these technologies extends as far as 2020, with none expiring prior to 2011. Expiration of these and other patents could trigger the introduction of similar products by our competitors. Patent protection has ended for our rod-based home gyms.

Building our intellectual property portfolio is an important factor in maintaining our competitive position in the health and fitness equipment industry. We have followed a policy of filing applications for U.S. and foreign patents on inventions, new designs and improvements that we deem valuable to our business. We protect our proprietary rights vigorously and take prompt, reasonable actions to prevent counterfeit reproductions or other infringement on our intellectual property.

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

Our operations expose us to claims related to environmental matters. Although compliance with federal, state, local and international environmental legislation has not had a material adverse effect on our financial condition or results of operations in the past, there can be no assurance that material costs or liabilities will not be incurred in connection with such environmental matters in the future.

AVAILABLE INFORMATION

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

Item 1A. Risk Factors

Special Note Regarding Forward-Looking Statements

This Form 10-K, including Item 1 of Part I and Item 7 of Part II, contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or conditions, including any statements regarding anticipated sales growth across markets, distribution channels, and product categories, expenses and gross margins, expense as a percentage of revenue, anticipated earnings, new product introductions, manufacturing plans and activities, future capital expenditures, our turnaround plan, financing and working capital requirements and resources. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described herein. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

A continued decline in consumer spending likely would negatively affect our product revenues and earnings.

Success of each of our products depends substantially on the amount of discretionary funds available to our consumers. Global credit and financial markets have experienced extreme disruptions in the recent past, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in these conditions. A continued decline in general economic conditions could further depress consumer spending, especially spending for discretionary consumer products such as ours. Higher interest rates could increase monthly payments for consumer products financed through one of our monthly payment plans or through other sources of consumer financing. These poor economic conditions could in turn lead to substantial further decreases in our net sales or have a material adverse effect on our operating results, financial condition and cash flows.

We may need to raise additional financing if our financial results do not improve.

We sustained significant operating losses during 2009 and 2008, and if we continue to experience significant operating losses, we will need to obtain additional debt or equity financing to continue operating. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all, or that any amount raised will be sufficient to meet our cash requirements. If we are not able to raise additional needed capital, we would be forced to sharply curtail our operations.

Failure to successfully implement our turnaround strategies may adversely affect revenues and expenses.

To implement our business strategy, we must effectively manage our turnaround in each of our business segments. We expect to continue to change various aspects of our business, enhance our operations, and attract, retain and manage qualified personnel. Our turnaround efforts could place an increasing strain on management, financial, product design, marketing, manufacturing, distribution and other resources, and we could experience operating difficulties in association with our turnaround and restructuring plans. As a result of these and other pressures, our turnaround strategies involve many risks and uncertainties that could have a material adverse effect on our results of operations, financial condition and cash flows.

A significant decline in availability of media time or substantially higher advertising rates may hinder our ability to effectively market our products and may reduce profitability.

We depend on television advertising to market certain of our products sold directly to consumers. Consequently, a marked increase in the price we must pay for our preferred media time or a reduction in its availability may adversely impact our financial performance.

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

Our trade receivables reflect a large and diverse customer base, domestically and internationally. Our trade receivables are generally unsecured and therefore collection is affected by the economic conditions in each of our principal markets. Collection of receivables due from customers outside the U.S. may also be negatively impacted by the nature, and extent of our business presence in a particular country and any rights or protections afforded to our customers under a country’s legal system. We cannot predict, with certainty, future changes in the financial stability of our customers or in the general economy. We periodically review the credit worthiness of our customers to help gauge collectability and increase our allowance for doubtful accounts when collection is at risk. However, our actual future losses from uncollectible accounts may differ from our estimates. Our ability to collect the amounts due from our customers could be impacted by various factors including: a deterioration in the financial condition of a key customer, inability of customers to obtain bank credit lines, a significant slow-down in the economy, our efforts to pursue collections, product quality matters or other customer disputes. If our estimates of uncollectible amounts are inaccurate or change significantly or we are unable to collect amounts due from our customers, it could have a material adverse affect on our operating results, financial condition and cash flows.

If our contract manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and revenues, and our reputation may be harmed.

We have outsourced the production of all of our products to third-party manufacturers. We rely on our contract manufacturers to procure components and provide spare parts in support of our warranty and customer service obligations. We generally commit the manufacturing of each product platform to a single contract manufacturer.

Our reliance on contract manufacturers exposes us to the following risks over which we may have limited control:

•	Unexpected increases in manufacturing and repair costs;

•	Interruptions in shipments if our contract manufacturer is unable to complete production;

•	Inability to completely control the quality of finished products;

•	Inability to completely control delivery schedules;

•	Changes in our contract manufacturer’s business models or operations;

•	Potential increases in our negotiated product costs as a result of fluctuations in currency exchange rates;

•

The impact of the global market and economic conditions on the financial stability of our contract manufacturers and their ability to operate without requesting earlier payment terms or letters of credit;

•	Potential lack of adequate capacity to manufacture all or a part of the products we require; and

•	Potential unauthorized reproduction of our products.

Our contract manufacturers primarily are located in Asia and may be subject to disruption by natural disasters, as well as political, social or economic instability. The temporary or permanent loss of the services of any of our primary contract manufacturers could cause a significant disruption in our product supply chain and operations and delays in product shipments. In addition, other than our contract with Land America, which expires in December 2010, our third-party manufacturing contracts are terminable by either party on relatively short notice.

There is no assurance that we will be able to maintain our current relationships with these parties or, if necessary, establish future arrangements with other third-party manufacturers on commercially reasonable terms. Further, we cannot assure that their manufacturing and quality control processes will be maintained at a level sufficient to meet our inventory needs or prevent the inadvertent sale of substandard products.

Our revenues and profitability can fluctuate from period to period and are often difficult to predict due to factors beyond our control.

Our results of continuing operations in any particular period may not be indicative of results to be expected in future periods, and have historically been, and are expected to continue to be, subject to periodic fluctuations arising from a number of factors, including:

•	The introduction and market acceptance of new products;

•	Variations in product selling prices and costs and the mix of products sold;

•	The size and timing of customer orders, which, in turn, often depend upon the success of our customers’ businesses or specific products;

•	Changes in the market conditions for consumer fitness equipment;

•	Changes in macroeconomic factors;

•	The availability of consumer credit;

•	The timing and availability of products coming from our offshore contract manufacturing partners;

•	Seasonality of markets, which vary from quarter-to-quarter and are influenced by outside factors such as overall consumer confidence and the availability and cost of television advertising time;

•	The effectiveness of our media and advertising programs;

•	Customer consolidation in our retail segment, or the bankruptcy of any of our larger retail customers;

•	Restructuring charges;

•	Goodwill and other intangible asset impairment charges; and

•	Legal and contract settlement charges.

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

Our future success depends on our ability to develop, or acquire the rights to, and effectively produce, market, and sell new products that create and/or respond to new and evolving consumer demands. Accordingly, our net sales and profitability may be harmed if we are unable to develop, or acquire the rights to new or different products that satisfy consumers’ preferences. In addition, any new products that we market may not generate sufficient net sales to recoup their development, acquisition, production, marketing, selling and other costs.

A delay in getting foreign sourced products through customs in a timely manner could result in cancelled orders and unanticipated inventory accumulation.

Most of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the U.S. or our other markets. The countries in which our products are produced or sold may adjust or impose new quotas, duties, tariffs or other restrictions. Further, our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the free flow of goods through open and operational ports worldwide. Labor disputes at various ports create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak importing seasons. Any of these factors could have a material adverse effect on our business, potentially resulting in reduced revenues and earnings, cancelled orders by customers and/or unanticipated inventory accumulation.

Unpredictable events and circumstances relating to our international operations, including our use of foreign manufacturers, could result in cancelled orders, unanticipated inventory accumulation, and reduced revenues and earnings.

A portion of our revenue is derived from sales outside the U.S. International sales represented approximately 10% of our consolidated net sales from continuing operations in 2009. In addition, substantially all of our products are manufactured outside of the U.S. Accordingly, our future results could be materially adversely affected by a variety of factors pertaining to international trade, including: changes in a specific country’s or region’s political or economic conditions; trade restrictions; import and export licensing requirements; changes in regulatory requirements; additional efforts to comply with a variety of foreign laws and regulations; and longer payment cycles in certain countries, thus requiring us to finance customer purchases over a longer period than those made in the U.S. In addition, we rely on the performance of employees located in foreign countries. Our ability to control the actions of these employees may be limited by the laws and regulations in effect in each country. Changes in any of the above factors could have a material adverse effect on our business, operating results, financial condition and cash flows.

Failure or inability to protect our intellectual property could significantly harm our competitive position.

Protecting our intellectual property is an essential factor in maintaining our competitive position in the health and fitness industry. If we do not, or are unable to, adequately protect our intellectual property, our sales and profitability may be adversely affected. We currently hold approximately 200 patents and trademarks and have approximately 40 patent and trademark applications pending in the United States. However, our efforts to protect our proprietary rights may be inadequate, and applicable laws provide only limited protection.

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

We had goodwill of $2.8 million and other intangible assets of $20.8 million at December 31, 2009. We recognized impairment charges of $5.9 million in 2009 for intangible assets related to continuing operations, and an impairment charge of $29.8 million in 2008 for goodwill of our continuing operations. Any future impairment charges, if significant, could materially and adversely affect our reported operating results. A decline in revenue, a change in market conditions, a change in competitive products or technologies or a change in management’s intentions to utilize our intangible assets may lead to further impairment charges.

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

Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities and the timely performance of services by third parties, including those involved in shipping product to and from our distribution facilities. Our distribution facilities are located in Oregon in the United States, and Manitoba in Canada.

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

Our business is increasingly reliant on information and communication technology, and a substantial portion of our revenues are generated with the support of information and communication systems. The success of our direct business is heavily dependent on our ability to respond to customer sales inquiries and process sales transactions using our call center communication systems, internet websites and similar data monitoring and communication systems provided and supported by third-parties. If such systems were to fail, or experience significant or lengthy interruptions in availability or service, our revenues could be materially affected. We also rely on information systems in all stages of our production cycle, from design to distribution, and we use such systems as a method of communication between employees, as well as our customers. In addition, we use information systems to maintain our accounting records, assist in collection and customer service efforts, and to forecast operating results and cash flows. System failures or service interruptions may occur as the result of a number of factors, including: computer viruses; hacking or other unlawful activities by third parties; disasters; equipment, hardware or software failures; cable outages, extended power failures, or our inability or failure to properly protect, repair or maintain our communication and information systems. To mitigate the risk of business interruption, we have in place a disaster recovery program that targets our most critical operational systems. If our disaster recovery system is ineffective (in whole or in part), or efforts conducted by us or third-parties to prevent or respond to system interruptions in a timely manner are ineffective, our ability to conduct operations would be significantly affected. Any of the aforementioned factors could have a material adverse affect on our operating results, financial condition and cash flows.

Currency exchange rate fluctuations could result in higher costs and reduced margins.

We have significant sales outside of the United States. As a result, we conduct transactions in various currencies which increase our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our international revenues and expenses generally are derived from sales and operations in non-U.S. currencies, and these revenues and expenses could be affected by currency fluctuations. Currency exchange rate fluctuations could also result in higher costs for our products, or could disrupt the business of independent manufacturers that produce our products, by making their purchases of raw materials more expensive and more difficult to finance. Therefore, our future financial results could be significantly affected by the value of the U.S. dollar in relation to the non-U.S. currencies in which we, our customers or our suppliers conduct business.

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

We extend credit to our customers, generally without requiring collateral, based on our assessment of a customer’s financial circumstances. To assist in the scheduling of production and the shipping of seasonal products, we offer customers financial incentives to place orders four to six months ahead of delivery. These advance orders may be cancelled, and the risk of cancellation may increase when dealing with financially challenged customers struggling with economic uncertainty. In the past, some customers have experienced financial difficulties which in turn have had an adverse effect on our business. More recently, customers have been cautious in placing orders as a result of weakness in the economy. A depressed global economy may continue to negatively affect the financial health of our customers and have an adverse effect on our results of operations, financial condition and cash flows.

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

Many of our products carry limited warranties for defects in quality and workmanship. We may experience significant expense as the result of product quality issues, product recalls or product liability claims which may have a material adverse effect on our business. We maintain a warranty reserve for estimated future warranty claims. However, the actual costs of servicing future warranty claims may exceed the reserve and have a material adverse effect on our results of operations, financial condition and cash flows. In addition, we remain contingently liable for product warranty obligations which have been transferred to buyers of our commercial business product lines, if the buyer is unable to fulfill such obligations.

In order to be successful, we must attract, retain and motivate key employees, and failure to do so may have an adverse impact on our business.

Our future success depends on our ability to attract and retain key executives, managers, product development engineers, sales personnel and others. We face intense competition for such individuals worldwide. Not being able to attract or retain these employees may have a significant adverse effect on our results of operations and financial condition.

Our plan to divest the remaining portions of our commercial business may not be successful and may involve substantial additional charges.

In September 2009, management committed to a plan for the complete divestiture of our commercial business. In December 2009, we completed the sale of certain assets of our StairMaster™ and Schwinn™ Fitness product lines and, in February 2010, we completed an agreement for the sale of certain assets of our Nautilus™ commercial equipment product line. We may be unable to successfully divest the remaining portions of our commercial business on favorable terms, or at all. The amount of estimated loss recorded in connection with the planned sale of the commercial business may be adjusted in future periods, depending on changes that may occur in the underlying facts and circumstances, and these adjustments may be material. Additionally, we may incur material costs, fees, expenses and charges relating to our planned divestiture of the commercial business, including employee termination severance payments and costs related to the termination of lease agreements and other contractual obligations. Our results of operations and liquidity may be negatively impacted by such charges or by a failure to successfully complete the planned divestiture within a reasonable time period. We currently expect to incur additional costs related to our planned divestiture, including employee termination severance payments of approximately $1.6 million and termination charges for leases and other commercial contract obligations of approximately $1.8 million, which are not reflected in our 2009 operating results in accordance with generally accepted accounting principles. The estimated amounts of additional costs may be adjusted in future periods, depending on changes that may occur in the underlying facts and circumstances, and the amount of adjustment may be material.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Following is a summary of our principal properties as of December 31, 2009:

Reportable Segment	Location	Primary Function(s)	Owned or Leased
Unallocated	Washington	World headquarters and call center	Leased

Unallocated	Oregon	Warehouse and distribution	Leased

Unallocated	China	Quality assurance and supplier relationships	Leased

Direct	Canada	Warehouse, distribution and showroom	Leased

*	Colorado	Testing and engineering	Leased

*	Virginia	Three properties for manufacturing, warehousing and support services	Owned

*	Oklahoma	Manufacturing	Leased

*	Switzerland	Administrative	Leased

*	Germany	Administrative, showroom and warehouse	Leased

*	United Kingdom	Administrative, showroom and warehouse	Leased

*	These facilities are related to our commercial business which is classified as a discontinued operation, and are scheduled for sale or closure in 2010. In each case, we are seeking to either sell the property or terminate the underlying lease or sub-lease the property.

In general, our properties are well maintained, adequate and suitable for their purposes, and we believe these properties will meet our operational needs for the foreseeable future. If we require additional warehouse or office space, we believe we will be able to obtain such space on commercially reasonable terms.

Item 3. Legal Proceedings

We are party to various legal proceedings and claims arising from normal business activities. Based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted, individually or in the aggregate, will have a material adverse effect on our future financial results. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact our financial position, results of operations and cash flows.

Item 4. [Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is listed on the New York Stock Exchange (the “NYSE”) and trades under the symbol “NLS.” As of January 31, 2010, there were 73 holders of record of our common stock and approximately 32,000 beneficial shareholders.

The following table sets forth the high and low sales prices and dividends paid per common share for each period presented:

	High	Low	Dividends Paid
2009:
Quarter 1	$2.57	$0.45	—
Quarter 2	2.35	0.59	—
Quarter 3	2.96	0.96	—
Quarter 4	2.47	1.59	—

2008:
Quarter 1	$5.50	$3.00	—
Quarter 2	6.85	3.15	—
Quarter 3	6.37	4.09	—
Quarter 4	4.55	1.66	—

Payment of any future dividends is at the discretion of our Board of Directors, which considers various factors such as our financial condition, operating results, current and anticipated cash needs and future expansion plans.

Equity Compensation Plans

The following table provides information about our equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,413,709	$10.50	4,608,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,413,709	$10.50	4,608,000

For further information regarding our equity compensation plans, refer to Note 12, Stockholders’ Equity, of our consolidated financial statements, in Item 8.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Our Management’s Discussion and Analysis of Financial Condition and Results of Operation (the “MD&A”) should be read in conjunction with our consolidated financial statements and related notes, in Item 8.

OVERVIEW

Nautilus, Inc., a fitness products company headquartered in Vancouver, Washington, is committed to providing innovative, quality solutions to help people achieve a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing and marketing high-quality cardiovascular and strength fitness products and related accessories for consumer home use, primarily in the United States and Canada. Our products are sold under some of the most-recognized brand names in the fitness industry, including Nautilus™, Bowflex™, Universal™ and Schwinn™ Fitness.

We market our products through two business segments: Direct and Retail, each representing a distinct marketing distribution channel. Our direct business offers products directly to consumers through direct advertising, catalogs and the Internet. Our retail business offers our products through a network of independent retail companies located in the United States and Canada, as well as Internet-based merchants.

Economic and market conditions have been, and continue to be, disruptive and volatile. These conditions, including reduced business and consumer confidence, disruptions in the residential housing market, materially reduced consumer credit availability for our customers and increased unemployment, all of which have contributed to reductions in consumer spending, particularly on discretionary products such as our home fitness equipment.

During 2008, we implemented cost reduction efforts to adjust for the decline in revenue, and in early 2009 we announced plans to initiate additional cost reductions aimed at further reducing operating costs and improving the overall alignment of spending and anticipated revenue. During the third quarter of 2009, in order to focus exclusively on the development of our direct and retail businesses, management committed to a plan for the complete divestiture of our commercial business. Consequently, our commercial business has been classified as a discontinued operation. Management’s actions to reduce costs in our continuing and discontinued operations and focus on the development of our direct and retail businesses are summarized as follows:

During 2009:

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

•

We terminated our lease for our corporate headquarters facility in Vancouver, Washington, and entered into a new lease for substantially less space and substantially lower rent payments in the same building;

•	We terminated a third-party warehouse distribution service agreement for our U.S. service parts inventory, which now will be distributed from our company facility; and

•

We committed to a plan for the complete divestiture of our commercial business, and completed the sale of certain assets of our StairMaster™ and Schwinn™ Fitness commercial product lines. In February 2010, we completed an agreement for the sale of certain assets of our Nautilus™ commercial fitness product lines.

During 2008:

•	We restructured our workforce to better match the requirements of our redefined business segment organization;

•	We closed our Tulsa commercial manufacturing facility and transferred operations to third party manufacturers in Asia and our owned manufacturing facility in Independence, Virginia;

•	We consolidated our U.S. distribution centers and aligned the products by segment to allow for more efficient product handling;

•	We ceased direct business sales through our Australian subsidiary and closed those operations;

•	We sold our apparel division, Dash America, Inc. d/b/a Pearl iZumi;

•	We closed our Canadian call center and consolidated our call center operations in Vancouver, Washington to achieve better economies of scale;

•	We terminated a number of marketing arrangements to better align our spending with our revised operating plans;

•	We reduced our revolving line of credit to a level better suited for our anticipated borrowing; and

•	We exercised our right to terminate agreements to acquire a manufacturing operation located in China.

Substantially all of our revenues are generated from product sales. Our net sales for the year ended December 31, 2009, were $189.3 million, a decrease of $94.4 million, or 33.3%, as compared to net sales of $283.7 million in the prior year. The decline in net sales primarily was due to a general decline in consumer spending on discretionary products and reduced availability of consumer financing.

Gross profit margin increased to 51.0% for the year ended December 31, 2009, compared to 47.9% in the prior year, primarily due to reduced distribution costs resulting from the consolidation of our distribution centers, a decrease in shipping costs arising from a change in our primary outbound freight carrier and a decrease in warranty costs.

Operating expenses for the year ended December 31, 2009 were $125.7 million, a decrease of $67.6 million, or 35.0%, as compared to operating expenses of $193.3 million in the prior year. The decrease in operating expenses reflects the impact of management’s efforts to better align spending with current and anticipated revenue levels through significant reductions in advertising expenses, employment costs and other expenses. For the years ended December 31, 2009 and 2008, we incurred $14.2 million and $13.9 million, respectively, in expenses associated with our restructuring initiatives. Operating expenses for the year ended December 31, 2009 include intangible asset impairment charges of $5.9 million. Operating expenses for the year ended December 31, 2008 include a goodwill impairment charge of $29.8 million.

We reported an income tax benefit from continuing operations of $10.9 million for the year ended December 31, 2009, compared to a benefit of $5.9 million in the prior year.

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

Revenue Recognition

Product sales and shipping revenues, net of promotional discounts, rebates and return allowances, are recorded when products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier.

We record taxes collected from customers and remitted to governmental authorities on a net basis, excluded from revenue. Shipping and handling fees billed to customers are recorded gross, meaning they are included in both revenue and cost of sales. Many of our direct business customers finance their purchases through a third-party credit provider, for which we pay a commission or customer financing fee to the credit provider. We record sales for these transactions based on the sales prices charged to our customers and record the commission or financing fee as a component of selling and marketing expense.

Revenue is recognized net of applicable sales incentives, such as promotional discounts, rebates and return allowances. We estimate the revenue impact of our incentive programs based on the planned duration of the program and historical experience. If the amount of our sales incentives can be reasonably estimated, we record the impact of such incentives at the later of the time we notify our customer of the sales incentive, or the time of the sale.

We estimate our liability for product returns based on historical experience and record the expected obligation as a reduction in revenue. If actual return costs differ from our estimates, the recorded amount of the liability and corresponding revenue are adjusted.

Goodwill and Intangible Asset Valuation

We evaluate our indefinite-lived intangible assets and goodwill for potential impairment annually or when events or circumstances indicate their carrying value may be impaired. Our judgments regarding potential impairment are based on a number of factors including: the timing and amount of anticipated cash flows; market conditions; relative levels of risk; the cost of capital; terminal values; royalty rates; and the allocation of revenues, expenses and assets and liabilities to business segments. Each of these factors can significantly affect the value of our goodwill and indefinite-lived intangible assets and, thereby, could have a material adverse affect on our financial position and results of operations. Events could cause us to conclude that goodwill or other intangible assets are impaired, resulting in the recognition of an impairment charge.

In 2009, we recognized $5.9 million in impairment charges related to intangible assets used in our continuing operations. In 2008 we recognized a $29.8 million impairment charge on goodwill of our retail business. Impairment charges of $1.7 million and $1.1 million related to intangible assets of discontinued operations were recognized in 2009 and 2008, respectively.

Accounts Receivable Valuation

We evaluate the collectability of our accounts receivable based on a combination of factors including: an aging of receivable balances, historical collection experience, our understanding of the current financial status of key customers and overall economic conditions. We periodically review the credit worthiness of our customers to help gauge collectability and increase our allowance for doubtful accounts when collection is at risk. We believe that by analyzing historical trends and monitoring potential collection problems, we have sufficient information to establish a reasonable estimate of the portion of our receivable balances that will not be collected. However, since we cannot predict, with certainty, future changes in the financial stability of our customers or in the general economy, our actual future losses from uncollectible accounts may differ from our estimates. Our ability to collect the amounts due from our customers could be impacted by various factors including: a deterioration in the financial condition of a key customer, inability of customers to obtain bank credit lines, a significant slow-down in the economy, our efforts to pursue collections, product quality matters or other customer disputes. Even though portions of our accounts receivable are protected by a security interest in products held by customers, any of the factors noted above may affect our ability to collect all, or a portion of, our receivable balances and could have a material impact on our financial position, results of operations and cash flows.

Inventory Valuation

Our inventory is reported at the lower of cost or market, with cost determined based on the first-in, first-out method. We establish provisions for excess, slow moving and obsolete inventory based on inventory levels, expected product life and forecasted sales demand. In assessing the ultimate realization of inventory values, we are required to make judgments regarding the salability of our products, including an assessment of future demand compared with existing inventory levels, competitive factors, and changes in technology and product life cycles. A significant change in any of the aforementioned factors could have a material impact on our financial position, results of operation and cash flows. It is also possible that an increase in our inventory provisions may be required in the future if there is a significant decline in demand for our products and we do not adjust our purchases from manufacturers accordingly.

Product Warranty Obligations

Our products carry limited defined warranties for defects in materials or workmanship. Our product warranties generally obligate us to pay for the cost of replacement parts, cost of shipping the parts to our customers and, in certain instances, service labor costs. At the time of sale, we record a liability for the estimated costs of fulfilling future warranty claims. The estimated warranty costs are recorded as a component of cost of sales, based on historical warranty claim experience and available product quality data. If necessary, we adjust our liability for specific warranty matters when they become known and are reasonably estimable. Our estimates of warranty expenses are based on significant judgment, and the frequency and cost of warranty claims are subject to variation. Warranty expenses are affected by the performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to the customer, product failure rates and variances in expected repair costs. If warranty costs differ from our previous estimates, or if circumstances change such that the assumptions inherent in our previous estimates are no longer valid, we adjust our warranty reserve amount accordingly. Changes in the aforementioned factors or other warranty-related assumptions could have a significant impact on our results of operations, financial position and cash flows.

Stock-Based Compensation

We recognize stock-based compensation on a straight-line basis over the applicable vesting period, based on the grant-date fair value of our awards. We estimate the fair value of our stock options using the Black-Scholes-Merton option valuation model and determine the fair value of our restricted stock awards based on the closing market price on the day preceding the grant.

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

We estimate future forfeitures, at the time of grant and in subsequent periods, based on historical experience, and recognize compensation expense only for those awards that are expected to vest. We reevaluate our estimate of forfeitures each quarter and, if applicable, recognize a cumulative effect adjustment in the period of the change if the revised estimate of forfeitures differs significantly from the previous estimate.

To the extent a stock-based award is subject to performance conditions, the amount of expense we record in a given period, if any, may fluctuate depending upon our assessment of the probability of achieving the performance targets.

Our stock-based compensation expense may also change over time, as we review and adjust our compensation practices.

If factors, such as those discussed above, were to change and we used different assumptions, our stock-based compensation expense in the future could be materially different from that reported in previous periods.

Litigation and Loss Contingencies

From time to time, we may be involved in claims, lawsuits and other proceedings. Such matters involve uncertainty as to the eventual outcomes and any losses we may ultimately realize when one or more future events occur or fail to occur. We record expenses for litigation and loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We estimate the probability of such losses based on the advice of internal and external counsel, outcomes from similar litigation, status of the lawsuits (including settlement initiatives), legislative developments and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates accordingly. A significant change in our estimates, or an outcome that differs from the assumptions incorporated in our estimates, may have a material impact on our financial position, results of operations and cash flows.

Income Tax Provisions

We account for income taxes based on the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the temporary differences are expected to be included, as income or expense, in the applicable tax return. The effect of a change in tax rates on our deferred tax assets and liabilities is recognized in the period of the enactment. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained based on the technical merits of the position upon examination, including resolutions of any related appeals or litigation.

Significant judgments are required in determining tax provisions, evaluating tax positions and, when necessary, establishing or making adjustments to our valuation allowance. Such judgments require us to interpret existing tax law and other published guidance as applied to our circumstances. To the extent that it is more likely than not that all or some portion of deferred tax assets will not be realized, a valuation allowance must be established for that amount. If our financial results or other relevant facts change, thereby impacting the likelihood of realizing the tax benefit of an uncertain tax position, significant judgment would be applied in determining the effect of the change on our valuation allowance.

Risks and Uncertainties

Our results of operations may vary significantly from period-to-period. Our revenues will fluctuate due to the seasonality of our industry; customer buying patterns; product innovation; the nature and level of competition for health and fitness products; our ability to manufacture or procure products to meet customer demand; the level of spending on, and effectiveness of, our media and advertising programs; and our ability to attract new customers and renew existing sales relationships. In addition, our revenues are highly susceptible to economic factors, including, among other things, the overall condition of the U.S. economy and economies of other countries where we market our products and the availability of consumer credit, both in the U.S. and abroad. Our profit margins may vary in response to the aforementioned factors and our ability to manage product costs. Profit margins may also be affected by fluctuations in the costs or availability of materials used to manufacture our products, product warranty costs, higher or lower fuel prices, and changes in costs of other distribution or manufacturing-related services. Our operating profits or losses may also be affected by the relative success of strategies we employ to improve the efficiency and effectiveness of our organization. Historically, our operating expenses have been influenced by media costs to produce and air advertisements, facility costs, operating costs of our information and communications systems, costs to develop and maintain our Internet websites, bad debt costs and costs related to attracting and retaining key personnel. In addition, our operating expenses have been impacted by asset impairment charges, restructuring charges and other significant unusual or infrequent expenses.

As a result of the above and other factors, our period-to-period operating results may not be indicative of future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. For more information, see our discussion of Risk Factors located at Part I, Item 1A.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The tables below set forth selected financial information derived from our consolidated financial statements. The discussion that follows should be read in conjunction with our consolidated financial statements and the related notes. All comparisons to prior year results are in reference to continuing operations only in each period, unless otherwise indicated.

	Year Ended December 31,		Change	% Change
(In thousands)	2009	2008
Net sales	$189,260	$283,712	$(94,452)	-33.3%
Cost of sales	92,745	147,930	(55,185)	-37.3%

Gross profit	96,515	135,782	(39,267)	-28.9%

Operating expenses:
Selling and marketing	75,827	107,613	(31,786)	-29.5%
General and administrative	24,616	35,353	(10,737)	-30.4%
Research and development	5,222	6,615	(1,393)	-21.1%
Restructuring	14,151	13,938	213	1.5%
Intangible asset impairments	5,904	—	5,904	n/a
Goodwill impairment	—	29,755	(29,755)	n/a

Total operating expenses	125,720	193,274	(67,554)	-35.0%

Operating loss	(29,205)	(57,492)	28,287	49.2%

Other income (expense):
Interest income	77	229	(152)	-66.4%
Interest expense	(168)	(1,753)	1,585	90.4%
Other income (expense), net	(194)	501	(695)	-138.7%

Total other expense	(285)	(1,023)	738	72.1%

Loss before income taxes	(29,490)	(58,515)	29,025	49.6%
Income tax benefit	(10,880)	(5,918)	(4,962)	-83.8%

Loss from continuing operations	(18,610)	(52,597)	33,987	64.6%
Loss from discontinued operations, net of tax	(34,687)	(37,991)	3,304	8.7%

Net loss	$(53,297)	$(90,588)	$37,291	41.2%

	Year Ended December 31,		Change	% Change
(In thousands)	2009	2008
Net sales:
Direct business	$123,045	$185,704	$(62,659)	-33.7%
Retail business	63,597	94,498	(30,901)	-32.7%
Corporate (royalty income)	2,618	3,510	(892)	-25.4%

Total net sales	$189,260	$283,712	$(94,452)	-33.3%

Gross profit:
Direct business	$75,541	$111,505	$(35,964)	-32.3%
Retail business	19,310	23,163	(3,853)	-16.6%
Corporate	1,664	1,114	550	49.4%

Total gross profit	$96,515	$135,782	$(39,267)	-28.9%

Gross profit margin (% of net sales):
Direct business	61.4%	60.0%	1.4
Retail business	30.4%	24.5%	5.9
Total gross profit margin	51.0%	47.9%	3.1

Direct business

Net sales of our direct business were $123.0 million in 2009, a decrease of $62.7 million, or 33.7%, as compared to 2008. The comparative decrease in net sales was primarily due to a substantial decrease in customer credit approvals in 2009 through HSBC, our third-party financing company, as well as a reduction in advertising media spending, compared to the prior year. Economic weakness was cited by HSBC as the reason for the lower approval rates. Additionally, in 2008 we had a secondary financing program available which was not available for direct customers in 2009.

Gross profit margin of our direct business was 61.4% in 2009, compared to 60.0% in 2008, an increase of 140 basis points. The comparative increase in gross profit margin primarily was attributable to a decrease in outbound freight expenses and a decrease in warranty costs, each of which represented approximately 230 basis points of gross margin improvement, partially offset by reduced supplier rebates due to lower-volume purchases in 2009, as compared to 2008, representing approximately 180 basis points.

Retail business

Net sales of our retail business were $63.6 million in 2009, a decrease of $30.9 million, or 32.7%, as compared to 2008. We believe the comparative decrease in retail net sales primarily was due to the reluctance by retailers to replenish inventories, in response to reduced consumer demand, as well as our tighter credit controls in the challenging economic environment. In addition, net sales declined in 2009 due to management’s decision to reduce the number of rod-based home gym products offered in our retail business, so as not to conflict with our direct business, as well as a reduction of product placement with certain customers, partially offset by new business growth.

Gross profit margin of our retail business was 30.4% in 2009, compared to 24.5% in 2008, an increase of 590 basis points. The comparative increase in gross profit margin primarily was attributable to a decrease in warranty costs, representing approximately 280 basis points, as well as lower sales of clearance and end-of-life products in 2009, as compared to the prior year.

Operating Expenses

Operating expenses in 2009 were $125.7 million, a decrease of $67.6 million, or 35.0%, as compared to operating expenses of $193.3 million in 2008.

Selling and Marketing

Selling and marketing expenses were $75.8 million in 2009, a decrease of $31.8 million, or 29.5%, as compared to the prior year. In response to the tighter credit approval environment, we reduced our advertising expenditures to better align with our expected revenue levels. Advertising expenses of our direct business in 2009 decreased by approximately $18.7 million, or 27.9%, as compared to the prior year. Our selling and marketing expenses reflect our improved advertising efficiencies, including better alignment of our expenditures with anticipated revenue, optimized advertising placement and improved creative content. In addition, third-party financing commission fees decreased by approximately $5.8 million, primarily due to lower credit approval rates and reduced use of financing promotions. Other selling and marketing expenses declined by approximately $7.7 million, compared to the prior year, primarily due to the impact of cost savings initiatives.

General and Administrative

General and administrative expenses were $24.6 million in 2009, a decrease of $10.7 million, or 30.4%, as compared to the prior year. The decrease in general and administrative expenses primarily was due to a reduction in employment costs, facilities costs, legal expenses and various other expenses in connection with our cost-savings initiatives. General and administrative expenses in 2009 also decreased due to the resolution of legal matters, which were settled for $1.0 million less than the amount previously estimated and accrued in 2008. In addition, general and administrative expenses in 2008 included $2.0 million for legal and contract settlement costs; $1.1 million for the writeoff of deferred financing costs from amending our loan agreement; and $0.6 million for reimbursement obligations related to a shareholder action.

Research and Development

Research and development expenses were $5.2 million in 2009, a decrease of $1.4 million, or 21.1%, as compared to the prior year, primarily due to lower employee costs and reduced third-party intellectual property costs.

Restructuring

Our restructuring expenses primarily relate to the reorganization or termination of business activities and initiatives and include: contract termination fees, costs associated with abandoned purchase agreements, and severance.

Restructuring expenses in 2009 were $14.2 million, and included: $8.0 million in impairment charges for abandoned leasehold improvements in space we are no longer using at our Vancouver, Washington headquarters facility; $2.8 million in lease termination costs and accrued lease obligations associated with the reduction of leased space at our headquarters facility; $1.8 million in charges due to our abandonment of information technology software; a $0.9 million fee to terminate a third-party service agreement for distribution of repair and replacement parts in the U.S.; and employee termination severance costs of $0.6 million.

Restructuring expenses in 2008 were $13.9 million, and included: $8.0 million in charges related to the termination of an agreement to acquire a manufacturing operation in China; $4.8 million in employee termination benefits and other employee costs; $0.6 million in other contract termination costs; and $0.5 million for the disposal of unused creative media assets related to a change in our marketing strategies.

Intangible asset impairments

In 2009, in light of changes in long-term product strategies, we recognized impairment charges of $5.9 million for intangible assets of our retail business segment.

Goodwill Impairment

In 2008, in connection with our annual impairment review, we determined that goodwill was impaired and recognized a $29.8 million non-cash impairment charge.

Interest Income

Interest income was $0.1 million in 2009, compared to $0.2 million in 2008, a decrease of $0.1 million, primarily due to a reduction in interest earned on income tax refunds.

Interest Expense

Interest expense was $0.2 million in 2009, compared to $1.8 million in 2008, a decrease of $1.6 million, primarily due to lower average short-term borrowings in 2009.

Other Income (Expense)

Other expense was $0.2 million in 2009, compared to income of $0.5 million in 2008, primarily due to fluctuations in currency exchange rates.

Income Tax Benefit

The provision for income tax benefit from continuing operations was $10.9 million in 2009, compared to a tax benefit from continuing operations of $5.9 million in 2008. Our effective tax benefit rate in 2009 was 36.9%, compared to a benefit rate of 10.1% in the prior year. The change in our effective tax rate primarily reflects the impact of 2009 legislation allowing us to carry back net operating losses for a period of five years. As a result, in January 2010 we received an income tax refund of $12.1 million in connection with a net operating loss carryback. In 2008, we provided a valuation reserve against deferred income tax assets as we determined it was more likely than not that such assets would not be realized.

Discontinued Operations

On September 25, 2009 management committed to a plan for the complete divestiture of our commercial business. The results of our commercial business have been classified as discontinued operations in all periods presented. Loss from our commercial business discontinued operation, net of income taxes, was $34.3 million in 2009, including an estimated after-tax disposal loss of $9.0 million. Loss from our commercial business discontinued operation, net of income taxes, was $40.4 million in 2008.

We currently expect to incur additional costs related to our planned divestiture, including employee termination severance payments of approximately $1.8 million and termination charges for leases and other commercial contract obligations of approximately $2.2 million, which charges will be included in results of discontinued operations in the respective periods when such liabilities are incurred. The estimated amounts of additional costs may be adjusted in future periods, depending on changes that may occur in the underlying facts and circumstances, and the amount of adjustment may be material.

Our former fitness apparel business (“Pearl iZumi”) was sold in 2008 and reported as a discontinued operation. We reported an after-tax loss related to Pearl iZumi of $0.4 million in 2009, compared to after-tax income of $2.4 million in 2008.

LIQUIDITY AND CAPITAL RESOURCES

In November 2009, the President signed into U.S. federal law a provision allowing taxpayers to carry back an applicable net operating loss for a period of up to five years. We elected to carry-back our 2008 net operating loss and, as a result, we received a U.S. income tax refund of approximately $12.1 million in January 2010. On March 8, 2010 we entered into a new bank borrowing agreement, providing for a $15.0 million revolving secured credit line. Based on the amount of cash currently on hand and expected future cash flows from operations, management believes that sufficient funds will be available to meet our expected cash needs for at least the next twelve months.

Operating activities provided cash of $14.8 million in 2009, compared to $5.6 million in the prior year. Cash from operating activities in 2009 was primarily provided by the collection of accounts receivable, reductions in inventory levels and the receipt of a $10.7 million U.S. federal income tax refund. Cash provided by operating activities in 2008 was primarily related to the collection of accounts receivable.

Net cash provided by investing activities was $4.7 million in 2009, compared to $62.4 million in the prior year. Cash provided by investing activities in 2009 included $7.4 million from the sale of assets of our discontinued operations, $4.0 million from the release of Pearl iZumi escrow funds and $0.2 million in proceeds from the sale of equipment. Cash used in investing activities in 2009 included $4.9 million for restricted cash accounts, as collateral for our outstanding letters of credit, and $2.0 million for capital expenditures. We do not expect capital expenditures to increase substantially in 2010. Cash provided by investing activities in 2008 included $58.4 million in proceeds from the sale of Pearl iZumi, a $5.0 million refund of an escrow deposit, $2.4 million in payments on a note receivable and $1.4 million in proceeds from the sale of equipment. Capital expenditures in 2008 were $4.8 million.

Net cash used in financing activities was $18.0 million in 2009, compared to $69.1 million in the prior year. Cash used in financing activities included $17.9 million to repay all of our bank borrowings in 2009, compared to a $61.2 million reduction in bank borrowings in 2008. The 2008 reduction in bank borrowings primarily was funded with proceeds received from the sale of our former fitness apparel business. In 2008, we paid $5.3 million for the repurchase of Nautilus common stock and paid approximately $2.0 million in debt issuance costs associated with a former financing agreement.

Financing Arrangement

During 2009 and 2008, we had a Loan and Security Agreement (the “Loan Agreement”) with Bank of America N.A., which provided a revolving secured credit line to fund our letters of credit and for working capital needs and other general business purposes. On December 29, 2009, pursuant to the sale of certain assets of our Stairmaster™ and Schwinn™ Fitness commercial product lines, we satisfied all outstanding obligations under the Loan Agreement and it was terminated.

On December 29, 2009, we entered into a Credit Agreement (the “Letter of Credit Agreement”) with Bank of America, N.A, (“BofA”). The Letter of Credit Agreement provides us with up to $6.0 million in standby letters of credit, and expires on December 31, 2010 (Expiration Date). During this period, BofA will issue standby letters of credit with a maximum maturity not to exceed more than 365 days beyond the Expiration Date. Letters of credit are secured by a cash collateral account held by BofA in an amount not less than 105% of the amount of the outstanding letters of credit, plus $0.3 million.

As of December 31, 2009, we had $4.3 million in standby letters of credit. The balance in our cash collateral account, reported as restricted cash in our consolidated balance sheet, was $4.9 million as of December 31, 2009.

On March 8, 2010, we entered into the New Loan Agreement with Bank of the West, providing for a $15.0 million revolving secured credit line. The New Loan Agreement is available for working capital, standby letters of credit and general corporate purposes through September 2012, assuming we satisfy certain terms and conditions at the time borrowings are requested.

The interest rate on any future borrowings under the New Loan Agreement will be based on the bank’s prime rate or LIBOR, based on our financial condition at the time we elect to borrow. The New Loan Agreement includes a fee for the unused portion of the credit facility, which fee will vary depending on our borrowing base availability.

Borrowings under the New Loan Agreement are collateralized by a lien on substantially all of our assets. The New Loan Agreement contains customary covenants, including, but not limited to, covenants relating to minimum current ratio, minimum liquidity, minimum EBITDA and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends, and investments. The New Loan Agreement also contains customary events of default.

Non-Cancelable Contractual Obligations

Our operating cash flows include the effect of certain non-cancelable, contractual obligations. A summary of such obligations as of December 31, 2009, including those related to our discontinued operations, is as follows:

(In thousands)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$20,298	$4,828	$7,788	$5,610	$2,072
Purchase obligations (1)	18,029	18,029	—	—	—
Minimum royalty obligations	296	296	—	—	—

Total	$38,623	$23,153	$7,788	$5,610	$2,072

(1)	Our purchase obligations are comprised of inventory purchase commitments. Because our inventory primarily is sourced from Asia, we have long lead times and therefore need to secure factory capacity from our vendors in advance.

Due to uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2009, we are unable to make reasonably reliable estimates of the timing of any cash settlements with the respective taxing authorities. Therefore, approximately $4.1 million of unrecognized tax benefits, including interest and penalties, have been excluded from the contractual table above. For further information, see Note 11, Income Taxes, in Notes to Consolidated Financial Statements.

Issues Arising from China Sales Operation

In 2008, we recognized a $3.8 million charge, included in discontinued operations, due to uncertainties regarding access to, and future recovery of, certain assets of our China sales operation. In 2009, we recovered a portion of these assets and, as a result of this and other changes in circumstances, we reduced the previously accrued loss amount by $2.3 million. At December 31, 2009 we have an allowance of $1.5 million due to uncertainties regarding the future recovery of our China trade receivables.

Off-Balance Sheet Arrangements

At times, we become involved in third-party lease and financing arrangements which assist our customers in obtaining funds to purchase our products. While most of these financings are without recourse, in certain cases we may offer a guarantee or other recourse provisions. Our financing partner reviews consumer credit information in evaluating the risk of default prior to extending credit to our customers. We rely on the quality of our partner’s review and our own risk assessment in determining whether to proceed with a recourse transaction. At December 31, 2009 and 2008, the maximum contingent liability under all recourse provisions was approximately $1.4 million and $1.6 million, respectively. Refer to Note 1 of our consolidated financial statements for further discussion of this arrangement.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at December 31, 2009.

Seasonality

We expect our sales from fitness equipment products to vary seasonally. Sales are typically strongest in the first and fourth quarters, and are generally weakest in the second quarter. We believe the broadcast of national network season finales and seasonal weather patterns influence television viewership and cause our television commercials on national cable television to be less effective in the second quarter than in other periods of the year. In addition, during the spring and summer months, consumers tend to be involved in outdoor activities, including exercise, which impacts sales of fitness equipment used indoors. This seasonality can have a significant affect on our operating results, inventory levels and working capital needs.

NEW ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements had, or are reasonably likely to have, a material impact on our consolidated financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nautilus, Inc.

Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Nautilus, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nautilus Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon

March 8, 2010

NAUTILUS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,289	$5,547
Trade receivables, net of allowances of $4,160 in 2009 and $6,602 in 2008	27,799	53,770
Inventories	13,119	43,802
Prepaids and other current assets	5,043	11,362
Income taxes receivable	13,178	11,954
Assets of discontinued operation held-for-sale	10,781	—
Deferred income tax assets	54	266

Total current assets	77,263	126,701
Restricted cash	4,933	—
Property, plant and equipment, net	8,042	32,883
Goodwill	2,794	2,398
Other intangible assets, net	20,838	34,403
Other assets	1,302	1,134

Total assets	$115,172	$197,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$37,107	$38,198
Accrued liabilities	10,744	15,128
Accrued warranty obligations	7,129	15,344
Short-term borrowings	—	17,944
Deferred income tax liabilities	1,220	919

Total current liabilities	56,200	87,533
Other long-term liabilities	2,869	3,203
Long-term deferred income tax liabilities	754	1,037
Income taxes payable	2,866	2,061

Total liabilities	62,689	93,834

Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock – no par value, 75,000 shares authorized, 30,744 and 30,614 shares issued and outstanding at December 31, 2009 and 2008, respectively	4,414	3,207
Retained earnings	41,136	94,433
Accumulated other comprehensive income	6,933	6,045

Total stockholders’ equity	52,483	103,685

Total liabilities and stockholders’ equity	$115,172	$197,519

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	2009	2008
Net sales	$189,260	$283,712
Cost of sales	92,745	147,930

Gross profit	96,515	135,782

Operating expenses:
Selling and marketing	75,827	107,613
General and administrative	24,616	35,353
Research and development	5,222	6,615
Restructuring	14,151	13,938
Intangible asset impairments	5,904	—
Goodwill impairment	—	29,755

Total operating expenses	125,720	193,274

Operating loss	(29,205)	(57,492)

Other income (expense):
Interest income	77	229
Interest expense	(168)	(1,753)
Other income (expense), net	(194)	501

Total other expense, net	(285)	(1,023)

Loss from continuing operations before income taxes	(29,490)	(58,515)
Income tax benefit	(10,880)	(5,918)

Loss from continuing operations	(18,610)	(52,597)
Discontinued operations:
Loss from discontinued operations, including estimated disposal loss of $9,491 in 2009	(34,777)	(27,178)
Income tax expense (benefit) from discontinued operations	(90)	10,813

Loss from discontinued operations, net of tax	(34,687)	(37,991)

Net loss	$(53,297)	$(90,588)

Loss per share from continuing operations:
Basic and diluted	$(0.61)	$(1.69)
Loss per share from discontinued operations:
Basic and diluted	$(1.13)	$(1.22)
Loss per share:
Basic and diluted	$(1.74)	$(2.91)
Weighted average shares outstanding:
Basic and diluted	30,664	31,117

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (1)	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2008	31,557	$4,346	$185,021	$7,087	$196,454
Net loss	—	—	(90,588)	—	(90,588)
Foreign currency translation adjustment	—	—	—	(1,042)	(1,042)

Comprehensive loss					(91,630)
Stock-based compensation expense	—	4,792	—	—	4,792
Stock options exercised	90	563	—	—	563
Stock repurchased	(1,033)	(5,320)	—	—	(5,320)
Stock option income tax deficiencies		(1,174)	—	—	(1,174)

Balances at December 31, 2008	30,614	3,207	94,433	6,045	103,685
Net loss	—	—	(53,297)	—	(53,297)
Foreign currency translation adjustment, net of income taxes of $43	—	—	—	888	888

Comprehensive loss					(52,409)
Stock-based compensation expense	—	1,207	—	—	1,207
Shares issued for vested stock awards	130	—	—	—	—

Balances at December 31, 2009	30,744	$4,414	$41,136	$6,933	$52,483

(1)	Foreign currency translation adjustments are the sole component of Accumulated Other Comprehensive Income.

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2009	2008
Cash flows from operating activities:
Loss from continuing operations	$(18,610)	$(52,597)
Loss from discontinued operations	(34,687)	(37,991)

Net loss	(53,297)	(90,588)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,739	16,832
Allowance for doubtful accounts	1,315	4,761
Inventory lower-of-cost-or-market adjustments	1,562	5,952
Stock-based compensation expense	1,207	4,792
Loss on asset disposals	10,250	755
Asset impairments	9,067	30,855
Writeoff of abandoned leasehold improvements and other assets	9,922	—
Deferred income taxes, net of valuation allowances	1,025	14,106
Other	—	816
Changes in operating assets and liabilities:
Trade receivables	23,458	22,475
Inventories	11,003	10,917
Prepaids and other current assets	2,299	4,971
Income taxes	(1,018)	(2,137)
Trade payables	(1,252)	(10,277)
Accrued liabilities, including warranty obligations	(11,498)	(8,660)

Net cash provided by operating activities	14,782	5,570

Cash flows from investing activities:
Proceeds from sale of discontinued operations	7,397	58,435
Proceeds from other asset sales	211	1,379
Refunds of escrow deposits	4,024	5,000
Purchases of equipment and intangible assets	(2,000)	(4,824)
Net increase in restricted cash	(4,933)	—
Payments received on note receivable	—	2,364

Net cash provided by investing activities	4,699	62,354

Cash flows from financing activities:
Decrease in short-term borrowings	(17,944)	(61,230)
Debt issuance costs	(75)	(1,954)
Stock repurchases	—	(5,320)
Proceeds from exercises of stock options	—	563
Other	—	(1,174)

Net cash used in financing activities	(18,019)	(69,115)

Net effect of currency exchange rate changes	280	(1,173)

Net increase (decrease) in cash and cash equivalents	1,742	(2,364)
Cash and cash equivalents, beginning of year	5,547	7,911

Cash and cash equivalents, end of year	$7,289	$5,547

Supplemental disclosure of cash flow information:
Cash refunded for income taxes	$11,105	$9,025

Cash paid for interest	$227	$2,677

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

Organization and Business – Nautilus is a leading designer, developer and marketer of fitness products sold under such well-known brand names as Nautilus™, Bowflex™, Schwinn™ Fitness and Universal™. As used herein, the term “Nautilus” or “Company” refers to Nautilus, Inc. and subsidiaries, unless the context indicates otherwise. The Company’s goal is to develop and market fitness equipment and related products to help people enjoy healthier lives. Nautilus was founded in 1986 and incorporated in the state of Washington in 1993. The Company’s headquarters are located in Vancouver, Washington.

We market our products through two business segments: Direct and Retail, each representing a distinct marketing distribution channel. Our direct business offers products directly to consumers through direct advertising, catalogs and the Internet. Our retail business offers our products through a network of independent retail companies located in the United States and Canada, as well as Internet-based merchants. Our commercial business, formerly an operating segment and reported as a discontinued operation beginning in 2009, offered products to health clubs, schools, hospitals and other organizations.

On April 18, 2008, the Company completed the sale of its former fitness apparel business, DashAmerica, Inc. d/b/a Pearl Izumi (“Pearl Izumi”). Accordingly, results of operations associated with the fitness apparel business have been presented in the consolidated financial statements as discontinued operations for all periods presented.

On September 25, 2009 the Company committed to a plan for the complete divestiture of its commercial business. Accordingly, results of operations and certain assets associated with the commercial business have been presented in the consolidated financial statements as discontinued operations for all periods presented.

Basis of presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and relate to Nautilus, Inc. and its subsidiaries, all of which are wholly-owned, directly or indirectly. Intercompany transactions and balances have been eliminated in consolidation.

Year-end – The Company’s fiscal year ends on December 31.

Reclassifications – The Company has reclassified certain 2008 amounts related to the cash flows of its fitness apparel division discontinued operation, as permitted by accounting guidance, which previously were reported separately, to conform to the current period presentation. Net cash flows were not impacted by this reclassification.

The results of the commercial business, including related costs previously included in restructuring expense, have been reclassified as discontinued operations in the Company’s financial statements for all periods presented.

Accrued warranty obligations, previously included in accrued liabilities, have been reclassified as a separate component of current liabilities in the Company’s consolidated balance sheets.

Use of estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in the financial statements. Actual results could differ from those estimates.

Concentrations of risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash held in bank accounts that exceed federally insured limits and trade receivables.

Trade receivables are generally unsecured and therefore collection is affected by the economic conditions in each of our principal markets. Collection of receivables due from customers outside the U.S. may also be negatively impacted by the nature and extent of our business presence in a particular country and any rights or protections afforded to our customers under a country’s legal system.

Nautilus relies on third-party contract manufacturers in Asia for substantially all of its products and for certain product engineering support. Business operations could be disrupted by natural disasters, difficulties in transporting our products from foreign suppliers, as well as political, social or economic instability in the countries where our contract manufacturers or their vendors and customers conduct business. While any of the Company’s manufacturing arrangements could be replaced over time, the temporary loss of the services of any primary contract manufacturer could cause a significant disruption in operations and delay product shipments.

Cash, cash equivalents and restricted cash – All highly liquid investments with remaining maturities of three months or less at purchase are considered to be cash equivalents. Restricted cash consists of bank accounts pledged as collateral for outstanding letters of credit, which are long-term.

Inventories – Inventories are stated at the lower of cost or market, with cost determined based on the first-in, first-out method. Any abnormal amounts of freight, handling costs and spoilage are recognized as current period charges. The Company establishes inventory allowances for excess, slow-moving and obsolete inventory based on inventory levels, expected product life cycles and forecasted sales demand. Inventories are written down to market value, based on historical demand, competitive factors, changes in technology and product lifecycles.

Property, plant and equipment – Property, plant and equipment is stated at cost, net of accumulated depreciation. Improvements or betterments which add new functionality or significantly extend the life of an asset are capitalized. Expenditures for maintenance and repairs are expensed as incurred. The cost of assets retired, or otherwise disposed of, and the related accumulated depreciation, are removed from the accounts in the year of disposal. Gains and losses resulting from asset sales and dispositions are recognized in our consolidated statement of operations in the period in which assets are disposed.

Depreciation is recognized, using the straight-line method, over the lesser of the estimated useful lives of the assets or, in the case of leasehold improvements, the lease term including renewal periods if the Company expects to exercise its renewal options. Depreciation on furniture, equipment and information systems is determined based on estimated useful lives, which generally range from three to five years.

Goodwill and intangible assets – Goodwill consists of the excess of acquisition costs over the fair values of net assets acquired in business combinations. Indefinite-life intangible assets consist of acquired trademarks. Goodwill and other indefinite-life intangible assets are stated at cost and are not amortized; instead, they are tested for impairment at least annually.

Nautilus reviews goodwill and other indefinite-life intangible assets for impairment in the fourth quarter of each year, or more frequently when events or changes in circumstances indicate that the assets may be impaired. With respect to goodwill, the Company compares the carrying value of the related reporting unit to an estimate of the reporting unit’s fair value. If the carrying value of the reporting unit exceeds its estimated fair value, the estimated fair values of all of the reporting unit’s assets and liabilities are determined to establish the amount of the impairment, if any. For further information regarding goodwill, refer to Note 7, Goodwill. For further information regarding other intangible assets, refer to Note 8, Other Intangible Assets.

In 2009, in connection with its annual impairment review, Nautilus determined that an indefinite-life trademark was impaired and recognized an impairment charge of $2.3 million. In 2008, in connection with its annual impairment review, Nautilus determined that goodwill of its retail segment was impaired and recognized an impairment charge of $29.8 million.

Finite-lived intangible assets, primarily acquired patents and patent rights, are stated at cost, net of accumulated amortization. The Company recognizes amortization expense for its finite-lived intangible assets on a straight-line basis over the estimated useful lives, which generally range from one to 16 years.

Impairment of long-lived assets – Long-lived assets, including property, plant and equipment, and finite-lived intangible assets, including patents and patent rights, are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. When such an event or condition occurs, Nautilus estimates the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to determine whether a potential impairment exists. If the carrying value exceeds estimated future undiscounted cash flows, the Company records impairment expense to reduce the carrying value of the asset to its estimated fair value.

In connection with changes in long-term product development plans resulting from strategic decisions made by management in the fourth quarter, Nautilus recognized an impairment charge of $3.6 million in 2009 related to certain patent rights which the Company previously expected to be utilized in its retail products.

Revenue recognition – Product sales and shipping revenues, net of promotional discounts, rebates and return allowances, are recorded when products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier.

Taxes collected from customers and remitted to governmental authorities are recorded on a net basis, and excluded from revenue. Shipping and handling fees billed to customers are recorded gross and included in both revenue and cost of sales. Many direct business customers finance their purchases through a third-party credit provider, for which Nautilus pays a commission or financing fee to the credit provider. Revenue for these transactions is recognized based on the sales prices charged to the customer and the commission or financing fee is included in selling and marketing expense.

Revenue is recognized net of applicable sales incentives, such as promotional discounts, rebates and return allowances. Nautilus estimates the revenue impact of incentive programs, based on the planned duration of the program and historical experience. If the amount of sales incentives is reasonably estimable, the impact of such incentives is recorded at the later of the time the customer is notified of the sales incentive or the time of the sale.

Nautilus estimates liability for product returns based on historical experience and records the expected obligation as a reduction in revenue. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period such costs occur.

Cost of sales – Cost of sales is primarily comprised of: inventory purchase costs; royalties; salaries, wages and other employee-related costs; occupancy charges, including depreciation of warehouse and distribution facility improvements and equipment; transportation expenses; costs of product warranties and related services; distribution information systems costs; and allocated expenses for shared administrative functions.

Product warranty obligations – The Company’s products carry limited defined warranties for defects in materials or workmanship, which require Nautilus to pay for replacement parts, costs for shipping the parts to customers and, in certain instances, service labor costs. Nautilus records a liability, at the time of sale, for the estimated costs of responding to future warranty claims. Estimated warranty costs are recorded as a component of cost of sales, based on historical warranty claim experience and available product quality data. If necessary, Nautilus adjusts its liability for specific warranty matters when they become known and are reasonably estimable. Warranty expenses are affected by the performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to the customer, product failure rates, and higher or lower than expected repair costs. If warranty costs differ from previous estimates, or if circumstances change such that the assumptions inherent in our previous estimates are no longer valid, the amount of warranty reserve is adjusted accordingly.

The following reflects the activity related to our reserves for warranty obligations for the two-year period ended December 31, 2009:

(In thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions*	Balance at End of Year
Warranty reserves:
2009	$17,837	$3,073	$(12,531)	$8,379
2008	25,185	9,122	(16,470)	17,837

*	Deductions represent warranty claims paid out in the form of service costs and/or product replacements.

Warranty reserves at December 31, 2009 and 2008 include $1.3 million and $2.5 million, respectively, in estimated long-term obligations.

Litigation and Loss Contingencies – From time to time, the Company may be involved in various claims, lawsuits and other proceedings. Such litigation involves uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur. Nautilus records expenses for litigation and loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company estimates the probability of such losses based on the advice of internal and external counsel, the outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative developments and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. The Company regularly monitors its estimated exposure to these contingencies and, as additional information becomes known, may change its estimates accordingly.

Advertising and promotion – Nautilus expenses its advertising and promotion costs as incurred. Production costs of television advertising commercials are recorded as prepaid expenses until the initial broadcast, at which time such costs are expensed. Advertising and promotion costs are included in selling and marketing expenses.

Total advertising and promotion expenses were $48.3 million and $67.0 million for the years ended December 31, 2009 and 2008, respectively. Prepaid advertising and promotion costs totaled $0.9 million at December 31, 2009 and December 31, 2008.

Research and development – Internal research and development costs, which primarily consist of salaries and wages, employee benefits, expenditures for materials, and fees to use licensed technologies, are expensed as incurred. Third party research and development costs for products under development or being researched, if any, are expensed as the contracted work is performed.

Income taxes – Nautilus accounts for income taxes based on the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when the temporary differences are expected to be included, as income or expense, in the applicable tax return. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the enactment. Valuation allowances are provided against deferred income tax assets if we determine it is more likely than not that such assets will not be realized.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained based on the technical merits of the position upon examination, including resolutions of any related appeals or litigation.

Foreign currency translation – Nautilus translates the accounts of its foreign subsidiaries into U.S. dollars, using the current rate method, whereby: revenues, expenses, gains and losses are translated at weighted-average exchange rates during the year; and assets and liabilities are translated at the exchange rate on the balance sheet date. Translation gains and losses are reported in the Company’s consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Gains and losses arising from foreign currency transactions, including transactions between the Company and its foreign subsidiaries, are recorded as a component of other income (expense) in our consolidated statements of operations.

Fair value of financial instruments – Financial instruments include cash, cash equivalents, restricted cash, trade receivables, short-term borrowings, accounts payable, letters of credit and guarantees entered into in the ordinary course of our business. The carrying amounts reflected in our consolidated balance sheets approximate fair value due to their market rates of interest and/or short-term maturities.

Stock-based compensation – Nautilus recognizes stock-based compensation, on a straight-line basis, over the applicable vesting period, based on the grant-date fair value of the award. To the extent a stock-based award is subject to performance conditions, the amount of expense recorded in a given period, if any, reflects our assessment of the probability of achieving the performance targets.

Fair value of stock options is estimated using the Black-Scholes-Merton option valuation model; fair value of restricted stock awards is based on the closing market price on the day preceding the grant. Assumptions used in calculating the fair value of stock-option grants are as follows:

	2009	2008
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.5%	3.2%
Expected life (years)	4.75	4.59
Expected volatility	88%	52%

Expected dividend yield is based on our current expectation that no dividend payments will be made in future periods.

Risk-free interest rate is based on the implied yield available on U.S. Treasury zero coupon issues with a remaining term approximating the expected life of the options.

Expected life is calculated using the “simplified” method, equal to the sum of the vesting term and the original contractual term, divided by two.

Expected volatility is determined based on the daily historical volatility of the Company’s common stock over a period commensurate with the expected life of the stock option.

The Company estimates future forfeitures, at the time of grant and in subsequent periods, based on historical turnover rates, previous forfeiture experience and changes in the business or key personnel that would suggest future forfeitures may differ from historical data. The Company recognizes compensation expense for only those stock options and stock-based awards that are expected to vest. The Company reevaluates estimated forfeitures each quarter and, if applicable, recognizes a cumulative effect adjustment in the period of the change if the revised estimate of the impact of forfeitures differs significantly from the previous estimate.

Related party transactions – The Company’s largest shareholder, Sherborne Investors LP (“Sherborne”) undertook a successful action to replace four of the Company’s directors with Sherborne nominees in a December 2007 special meeting of shareholders. In May 2008, shareholders approved the reimbursement of up to $0.6 million of expenses incurred by Sherborne in connection with the shareholder action. Payment requires the approval of the disinterested members of the Company’s Board and is not anticipated until some time after the Company returns to profitability. The obligation to reimburse Sherborne’s expenses is included as a long-term liability in the Company’s consolidated balance sheets at December 31, 2009 and 2008.

In February 2009, the disinterested members of the Company’s Board of Directors approved a separate agreement with Sherborne Investors Management (“Sherborne Investors”) under which the Company is obligated to reimburse Sherborne Investors, $20,000 per month, for the use of Sherborne’s New York office space and administrative, information technology and communications services to support the Company’s Chief Executive Officer. In 2009, Nautilus paid Sherborne Investors $220,000 in reimbursements under this agreement.

New accounting pronouncements – No new accounting pronouncements had, or are reasonably likely to have, a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(2) DISCONTINUED OPERATIONS

Discontinued operations consist of the Company’s commercial business and its former fitness apparel business.

Commercial Business

In light of continuing operating losses in its commercial business and in order to focus exclusively on management of its direct and retail consumer businesses, on September 25, 2009 the Company committed to a plan for the complete divestiture of its commercial business segment. As a result of this action, the Company reported its commercial business as a discontinued operation, which qualified for held-for-sale accounting treatment, in the third quarter of 2009. The results of the commercial business have been reclassified as discontinued operations in the Company’s financial statements for all periods presented.

In 2009, in light of continuing declines in commercial real property values and changes in management’s expectations regarding revenue, the Company tested the long-lived assets of its commercial business segment for impairment. As a result, the Company recognized pre-tax impairment charges in the third quarter of 2009 related to real property and other intangible assets of $1.4 million and $1.6 million, respectively. In addition, the Company recognized an estimated pre-tax disposal loss of $18.3 million in the third quarter of 2009 in connection with its planned sale of the commercial business.

Subsequently, in the fourth quarter of 2009, management determined that the Company might realize greater value by selling its commercial business in multiple asset groups involving several buyers, rather than as a single disposal group as originally was planned. In the quarter ended December 31, 2009 the Company completed the sale of its StairMaster™ and Schwinn™ Fitness commercial product lines and recorded an $8.8 million adjustment to reduce the estimated pre-tax disposal loss related to the commercial business.

Following is the adjustment to previously reported amount of estimated pre-tax disposal loss, reflecting management’s decision in the fourth quarter of 2009 to dispose of the business in multiple asset groups involving several buyers, rather than as a single disposal group as originally was planned:

(In thousands, before income taxes)	2009
Estimated loss on sale of commercial discontinued operation, as of September 30, 2009	$(18,331)
Adjustment to expected proceeds	8,840

Estimated loss on sale of commercial discontinued operation, as of December 31, 2009	$(9,491)

The amount of estimated loss recognized by the Company in connection with the disposal of commercial business assets reflects the carrying values of the assets expected to be sold in excess of the estimated amount of anticipated cash proceeds, net of sale transaction costs. The estimated loss amount may be adjusted in future periods, depending on changes that may occur in the underlying facts and circumstances and finalization of the related sale transactions, and the amount of the adjustment may be material.

Operating results of the commercial business discontinued operation are as follows:

	Year ended December 31,
(In thousands)	2009	2008
Revenue	$74,644	$127,466

Loss before income taxes	$(24,909)	$(30,194)
Estimated loss on sale of commercial discontinued operation	(9,491)	—
Income tax expense (benefit)	(90)	10,208

Loss from discontinued operation – commercial business	$(34,310)	$(40,402)

The income tax expense in 2008 results from valuation allowances provided against certain deferred income tax assets related to the commercial business discontinued operation. Commercial business discontinued operation assets held-for-sale and related disposal loss impairments as of December 31, 2009 are as follows:

(In thousands)	Inventories	Property, Plant & Equipment	Totals
Assets of discontinued operation held-for-sale, before impairment adjustments	$14,164	$6,883	$21,047
Impairment adjustments included in loss from discontinued operations:
Estimated loss on remaining commercial business assets held-for-sale at December 31, 2009	(3,897)	(6,369)	(10,266)

Assets of discontinued operation held-for-sale, as adjusted	$10,267	$514	$10,781

Currently, the Company expects to incur additional cash charges related to its planned divestiture, including estimated employee termination severance payments of approximately $1.6 million and estimated termination charges for leases and other commercial contract obligations of approximately $1.8 million, which are not reflected in 2009 operating results because such liabilities were not incurred as of year-end. The estimated amounts of additional costs may be adjusted in future periods, depending on changes that may occur in the underlying facts and circumstances, and the amount of adjustment may be material.

Cash flows of the commercial business after completion of the sale transactions may include settlements of then outstanding accounts receivable, trade payables and contractual obligations, settlements of sales agreement contingencies and receipts of passive royalties, all of which, according to accounting guidance, are not considered to be direct cash flows of the disposed segment.

In 2008, the Company recognized a $3.8 million charge, included in discontinued operations, due to uncertainties regarding access to, and future recovery of, certain assets of its China sales operation. In 2009, the Company recovered a portion of these assets and, as a result of this and other changes in circumstances, reduced the previously accrued loss amount by $2.3 million. At December 31, 2009 the Company had an allowance of $1.5 million due to uncertainties regarding the future recovery of China trade receivables.

Fitness Apparel Business

On April 18, 2008 the Company completed the sale of its fitness apparel business, Pearl iZumi. Operating results for Pearl iZumi, included in loss from discontinued operations, are as follows:

(In thousands)	2009	2008
Revenue	—	$27,616

Income (loss) before income taxes	$(377)	$3,016
Income tax expense	—	605

Income (loss) from discontinued operation – fitness apparel	$(377)	$2,411

The Company had an escrow deposit of $4.4 million related to the sale of Pearl iZumi, of which $2.0 million was released in August, 2009. In the third quarter of 2009, the Company recorded a $0.4 million adjustment to the previously reported disposal of Pearl iZumi for additional amounts due to the buyer under terms of the purchase agreement. The remaining escrow deposit balance of $2.0 million was released to the Company in October 2009.

(3) RESTRUCTURING

During 2008, Nautilus implemented a number of initiatives to reduce operating costs and reorganize its operations, including measures to restructure its workforce and terminate an agreement pursuant to which it was to acquire a manufacturing operation in China. In 2009, the Company announced additional plans aimed at further reducing operating costs and improving the overall alignment of spending with anticipated revenue. The 2009 plan impacted all functions through reductions in personnel and other initiatives, including the abandonment of certain information technology software, the termination of certain leases and warehouse distribution services and the downsizing of the Company’s leased corporate headquarters. Initiatives related to continuing operations are summarized below.

In 2009, the Company:

•	Restructured its workforce and reduced the number of employees to better match business requirements;

•

Conducted a thorough review of its information technology costs to better align computer systems and support services to our restructured business model, resulting in significant savings related to software purchases, maintenance agreements and licensing fees;

•	Terminated the lease for its corporate headquarters facility in Vancouver, Washington, and entered into a new lease for substantially less space in the same building; and

•	Terminated a warehouse distribution service agreement for U.S. service parts inventory, which will now be distributed from existing Company locations;

In 2008, the Company:

•	Restructured its workforce to better match the business requirements;

•	Reviewed its product lines, eliminating low volume or low profit products;

•	Consolidated its U.S. distribution centers and aligned products by business segment to allow for more efficient product handling;

•	Transferred Canadian call center activities to its Vancouver, Washington call center; and

•	Terminated an agreement pursuant to which it was to acquire a manufacturing operation in China.

Following is a summary of expenses associated with the aforementioned restructuring activities, included in “Restructuring”in the Company’s Consolidated Statements of Operations:

(In thousands)	2009	2008
Employee termination severance costs	$563	$4,813
Facility lease termination costs	2,101	240
Abandoned leasehold improvements	8,028	—
Abandoned information technology software and related service agreements	1,799	—
Abandoned creative media assets	—	470
Termination of agreement to acquire manufacturing operation in China	—	8,000
Contract termination costs	939	350
Other	721	65

	$14,151	$13,938

The following table summarizes liabilities for exit costs related to restructuring activities, included in “Accrued liabilities” and “Other long-term liabilities” in our consolidated balance sheets:

(In thousands)	Severance and Benefits	Facilities and other Leases	Total Liabilities
Balance as of January 1, 2008	$—	$—	$—
Accruals	4,662	697	5,359
Payments	(2,978)	(697)	(3,675)

Balance as of December 31, 2008	1,684	—	1,684
Accruals	563	5,230	5,793
Payments	(1,884)	(3,530)	(5,414)

Balance as of December 31, 2009	$363	$1,700	$2,063

(4) TRADE RECEIVABLES

Activity related to our allowance for doubtful trade receivables is as follows:

(In thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions*	Balance at End of Year
Allowance for doubtful accounts:
2009	$6,602	$1,315	$(3,757)	$4,160
2008	4,490	4,761	(2,649)	6,602

*	Deductions consist of amounts written off against the allowance, net of recoveries.

(5) INVENTORIES

	December 31,
(In thousands)	2009	2008
Finished goods	$11,850	$29,541
Work-in-process	—	1,147
Parts and components	1,269	5,834
Raw materials	—	7,280

	$13,119	$43,802

At December 31, 2009 and 2008, the Company recorded inventory valuation allowances of $0.7 million and $6.7 million, respectively, related to excess parts and finished goods inventories. The reduction in inventory valuation allowances primarily results from the reclassification of certain inventories to assets held-for-sale at December 31, 2009.

(6) PROPERTY, PLANT AND EQUIPMENT

(In thousands)	Estimated Useful Life (in years)	December 31,
		2009	2008
Land	N/A	$—	$324
Buildings	5 to 20	—	7,017
Leasehold improvements	5 to 20	2,767	13,704
Computer equipment	2 to 5	41,225	42,623
Machinery and equipment	3 to 5	8,393	26,621
Furniture and fixtures	5	2,573	3,566
Construction in process	N/A	554	1,530

Total cost		55,512	95,385
Accumulated depreciation		(47,470)	(62,502)

		$8,042	$32,883

Depreciation expense was $7.1 million and $9.8 million in 2009 and 2008, respectively.

On June 30, 2009, the Company terminated the lease for its world headquarters facility located in Vancouver, Washington and entered into a new lease agreement to occupy substantially less space in the same building. As a result of the downsizing, the Company abandoned certain leasehold improvements and recorded a related charge of $8.0 million in 2009, included as a component of restructuring expense (see Note 3 – Restructuring).

(7) GOODWILL

Nautilus applies a fair value-based impairment test to evaluate the carrying value of goodwill annually, at October 31, and more frequently if certain events or circumstances indicate that an impairment loss may have been incurred. The analysis of potential impairment of goodwill is a two-step process. The first step requires us to calculate an estimate of the fair value of the applicable reporting units. Reporting units are defined as operating segments or one level below an operating segment when that component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company has determined the reporting units relating to continuing operations are its direct and retail business segments.

Our estimates of reporting unit fair values are generally based on an analysis of discounted cash flows for the reporting unit and, when appropriate, an analysis of comparable market data. If under step one, the estimated fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the estimated fair value, then a second step must be completed to measure the amount of impairment, if any.

The second step, if necessary, involves the allocation of the estimated fair value of the reporting unit to all of the identifiable assets and liabilities of the unit (including any unrecorded intangible assets). Any remaining, or unallocated, amounts reflect the implied fair value of the reporting unit’s goodwill. To the extent the estimated implied fair value of the goodwill is less than its carrying value, an impairment loss is recognized for the difference.

The Company tested goodwill for impairment during both the third and fourth quarters of 2009, and no impairment was indicated. In determining the estimated future cash flows, current and future levels of income were considered as well as business trends and market conditions. In 2008, the Company recognized a $29.8 million impairment charge related to goodwill of its retail reporting unit. No goodwill impairment charges were recognized prior to 2008.

Activity related to goodwill for the years ended December 31, 2009 and 2008 was as follows (in thousands):

	Direct	Retail	Total
Balance as of January 1, 2008	$2,988	$29,755	$32,743
Impairment loss	—	(29,755)	(29,755)
Currency exchange rate adjustment	(590)	—	(590)

Balance as of December 31, 2008	2,398	—	2,398
Currency exchange rate adjustment	396	—	396

Balance as of December 31, 2009	$2,794	$—	$2,794

(8) OTHER INTANGIBLE ASSETS

(In thousands)	Estimated Useful Life (in years)	December 31,
		2009	2008
Other intangible assets:
Indefinite life trademarks	N/A	$9,052	$16,419
Patents	1 to 16	18,154	23,209

Total cost		27,206	39,628

Accumulated amortization:
Patents		(6,368)	(5,225)

Total accumulated amortization		(6,368)	(5,225)

		$20,838	$34,403

In 2009, in light of various changes in long-term product strategies, the Company tested other intangible assets for impairment and recognized impairment charges of $5.9 million for intangible assets of its retail business segment.

Amortization expense for intangible assets for the years ended December 31, 2009 and 2008 was $2.5 million and $2.7 million, respectively. Amortization expense for intangible assets is expected to be approximately $2.1 million in each year from 2010 through 2013 and $2.0 million in 2014, with the remaining $1.5 million amortized over the six year period from 2015 through 2020.

(9) ACCRUED LIABILITIES

	December 31,
(In thousands)	2009	2008
Restructuring costs	$1,005	$1,535
Payroll and benefits	3,903	3,593
Royalties	970	1,957
Legal and professional fees	1,265	2,970
Other	3,601	5,073

	$10,744	$15,128

(10) BORROWINGS

During 2009 and 2008, the Company partly relied on its Loan and Security Agreement (the “Loan Agreement”) with Bank of America N.A. (“BofA”) to meet its ongoing cash needs, particularly during seasonal periods of reduced cash flow. The Loan Agreement provided the Company with a revolving secured credit line to fund the Company’s letters of credit, working capital needs and other business purposes. On December 29, 2009, pursuant to the sale of certain assets of its Stairmaster™ and Schwinn™ Fitness product lines, the Company satisfied all outstanding obligations under the Loan Agreement and it was terminated.

On December 29, 2009, the Company entered into a Letter of Credit Agreement (the “Letter of Credit Agreement”) with BofA. The Letter of Credit Agreement provides up to $6.0 million in standby letters of credit, and expires on December 31, 2010 (“Expiration Date”). During this agreement period, BofA will issue standby letters of credit, with a maximum maturity not to exceed 365 days beyond the Expiration Date. Letters of credit are secured by a cash collateral account held by BofA in an amount not less than 105% of the amount of the outstanding letters of credit, plus $0.3 million.

At December 31, 2009 the Company had $4.4 million in standby letters of credit, collateralized by $4.9 million in restricted cash, which is reported as such in the Company’s consolidated balance sheet. There was no restricted cash requirement under the Loan Agreement in 2008. At December 31, 2008, the Company had $17.9 million in outstanding borrowings and $6.7 million in standby letters of credit. The weighted-average interest rate on the Company’s outstanding borrowings at December 31, 2008 was 4.0%.

On March 8, 2010 the Company entered into a new loan agreement (the “New Loan Agreement”) with Bank of the West, providing for a $15.0 million revolving secured credit line. The New Loan Agreement is available for working capital, standby letters of credit and general corporate purposes through September 2012, assuming Nautilus satisfies certain terms and conditions at the time borrowings are requested.

The interest rate on any future borrowings under the New Loan Agreement will be based on the bank’s prime rate or LIBOR, based on our financial condition at the time Nautilus elects to borrow. The New Loan Agreement includes a fee for the unused portion of the credit facility, which fee will vary depending on the Company’s borrowing base availability.

Borrowings under the New Loan Agreement are collateralized by substantially all of the Company’s assets. The New Loan Agreement contains customary covenants, including, but not limited to, covenants relating to minimum current ratio, minimum liquidity, minimum EBITDA and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends, and investments. The New Loan Agreement also contains customary events of default.

(11) INCOME TAXES

Components of the Company’s loss from continuing operations before income taxes were as follows:

(In thousands)	2009	2008
United States	$(31,164)	$(59,518)
Non-U.S.	1,674	1,003

	$(29,490)	$(58,515)

Income tax (benefit) provision from continuing operations consisted of the following:

(In thousands)	2009	2008
Current:
U.S. federal	$(12,153)	$(10,694)
U.S. state	(123)	(392)
Non-U.S.	341	373

Total current	(11,935)	(10,713)

Deferred:
U.S. federal	397	3,429
U.S. state	403	1,410
Non-U.S	255	(44)

Total deferred	1,055	4,795

	$(10,880)	$(5,918)

The tax effect of deferred tax assets and liabilities arising from temporary differences and carry-forwards are as follows:

	December 31,
(In thousands)	2009	2008
Deferred tax assets:
Accrued liabilities	$4,762	$8,409
Allowance for doubtful accounts	119	1,424
Inventory valuation	893	1,717
Uniform capitalization	249	354
Share-based compensation expense	929	1,373
Net operating loss carryforward	24,216	15,178
Basis difference on subsidiary held for sale	1,951	5,163
Capital loss carryforward	4,319	—
Basis difference on long lived assets	13,262	1,971
Undistributed earnings of subsidiaries	—	1,872
Other	4,149	3,102

	54,849	40,563
Less: Valuation Allowance	(53,712)	(40,536)

Total deferred tax assets	1,137	27

Deferred income tax liabilities:
Prepaid advertising	(270)	(501)
Other prepaids	(368)	(787)
Basis difference on long-lived assets	(1,860)
Undistributed earnings of foreign subsidiaries	(113)	—

Total deferred tax liabilities	(2,611)	(1,288)

Net deferred tax liability	$(1,474)	$(1,261)

The Company’s net deferred tax liabilities as presented in its consolidated balance sheets are as follows:

	December 31,
(In thousands)	2009	2008
Current deferred tax assets	$54	$266
Current deferred tax liability	(1,220)	(919)
Non-current deferred tax assets, included in “Other assets”	446	429
Non-current deferred tax liabilities	(754)	(1,037)

Net deferred tax liability	$(1,474)	$(1,261)

A reconciliation of the U.S. statutory federal income tax rate with the Company’s effective income tax benefit rate from continuing operations is as follows:

(In percents)	2009	2008
U.S. statutory income tax rate	35.0%	35.0%
State tax, net of U.S. federal tax benefit	3.4	2.5
Nondeductible incentive stock option expense	(0.1)	(0.5)
Non-U.S. Taxes	(0.6)	2.4
Nondeductible operating expenses	(0.1)	(0.1)
Research and development credit	0.3	0.1
Change in deferred tax measurement rate	(0.2)	0.1
Change in tax contingency reserve	(0.6)	0.8
Valuation allowance	(42.5)	(28.8)
Release of valuation allowance	42.4	—
Other	(0.1)	(1.4)

Effective tax benefit rate	36.9%	10.1%

The comparative increase in our effective income tax benefit rate primarily is due to the partial release of valuation allowance, resulting from the enactment of a new law in the fourth quarter of 2009. The effective tax benefit rate for discontinued operations of 0.3% in 2009 differs from the statutory rate due to the recognition of a valuation allowance against deferred tax assets. Nautilus must periodically evaluate the potential realization of its deferred income tax assets and, if necessary, record a valuation allowance to reduce the net carrying value of such assets to the amount expected to be realized. In 2008, Nautilus concluded that cumulative taxable losses in recent years indicated a full valuation allowance against its deferred income tax assets was required. If and when a review of objective evidence indicates that some or all of the Company’s valuation allowance is no longer appropriate, release of the valuation allowance would be recognized as an income tax benefit to continuing operations in the period in which such assessment is made. The amount of valuation allowance offsetting the Company’s deferred income tax assets was $53.7 million and $40.5 million as of December 31, 2009 and 2008, respectively.

In November 2009, the President signed into U.S. federal law a provision to allow taxpayers to carry back an applicable net operating loss for up to five years. Nautilus elected to carry back a portion of its 2008 net operating loss and a portion of the Company’s valuation allowance was released. A corresponding income tax benefit of $12.5 million was included in results of continuing operations in the fourth quarter of 2009 and Nautilus received a $12.1 million refund of U.S. federal income taxes in the first quarter of 2010.

Nautilus has net operating loss and tax credit carryforwards in U.S. federal, state and non-U.S. jurisdictions. At December 31, 2009, U.S. federal net operating loss carryforwards were $45.1 million, which were fully offset by a valuation allowance and are available to offset future taxable income, if any, through 2030. The Company’s net operating loss carryforwards in state jurisdictions are fully offset by a valuation allowance, and will expire between 2013 and 2030, if not utilized. In addition, Nautilus has $11.3 million of U.S. federal capital loss carryforwards, which were fully offset by a valuation allowance and expire in 2013, if not utilized.

At December 31, 2009, Nautilus has $23.0 million of net operating loss carryforwards in non-U.S. jurisdictions, including $10.2 million, $6.4 million, $3.6 million and $2.8 million related to its subsidiaries in Germany, Switzerland, China and Italy, respectively. As of December 31, 2009, the Company’s non-U.S. net operating loss carryforwards were fully offset by a valuation allowance. The net operating losses for Switzerland, China and Italy expire between 2013 and 2017. Net operating loss carryforwards for Germany may be used indefinitely.

The timing and manner in which the Company is permitted to utilize its net operating loss carryforwards may be limited by Internal Revenue Code Section 382, Limitation on Net Operating Loss Carry-forwards and Certain Built-in-Losses Following Ownership Change. At December 31, 2009, the Company had approximately $45.1 million in U.S. federal net operating loss carryforwards, and an undetermined amount of income tax credits and state net operating loss carry forwards, which are potentially subject to the Section 382 limitation.

Under accounting guidance, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits from uncertain tax positions (excluding the impact of penalties and interest) is as follows:

(In thousands)	2009	2008
Balance, beginning of year	$2,165	$2,166
Increases due to tax positions taken in previous periods	522	28
Decreases due to tax positions taken in previous periods	(22)	(4)
Increases due to tax positions taken in the current period	884	729
Decreases due to settlements with taxing authorities	—	(63)
Decreases due to lapse of statute of limitations	(300)	(691)

Balance, end of year	$3,249	$2,165

Unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

The Company recognizes tax-related interest and penalties as a component of income tax expense. As of December 31, 2009, the Company recognized a cumulative liability for interest and penalties of $0.9 million. As of December 31, 2008, the Company recognized a cumulative liability for interests and penalties of $0.6 million.

The Company’s U.S. federal income tax returns for 2003 through 2009 are open to review by the U.S. Internal Revenue Service. The Company’s state income tax returns for 2003 through 2009 are open to review, depending on the respective statute of limitation in each state. In addition, the Company files income tax returns in numerous non-U.S. jurisdictions with varying statutes of limitation.

As of December 31, 2009, the Company believes it is reasonably likely that, within the next 12 months, $0.2 million of previously unrecognized tax benefits will be recognized, primarily as reductions in income tax expense, as statutes of limitation expire.

(12) STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2009, the Company had 75.0 million authorized shares of common stock, no par value, of which 30.7 million shares were issued and outstanding and 1.4 million shares were reserved for future issuance upon exercise of stock options.

In May 2008, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. The Company repurchased 1.0 million shares for $5.3 million during the year ended December 31, 2008. The Company does not intend to repurchase any additional shares at this time.

2005 Long-Term Incentive Plan

In 2005, Nautilus shareholders approved the 2005 Long-Term Incentive Plan (the “2005 Plan”) to enhance the Company’s ability to attract and retain highly qualified personnel and align the long-term interests of participants with those of the shareholders. The 2005 Plan, which is administered by the Company’s Compensation Committee of the Board of Directors (“Compensation Committee”), authorizes the Company to grant various types of stock-based awards including: stock options, stock appreciation rights, restricted stock, stock units and performance stock grants. Stock options granted under the 2005 Plan shall not have an exercise price less than the fair market value of the Company’s common shares on the date of the grant. The exercise price of an option or stock appreciation right may not be reduced without shareholder approval. Stock options generally vest over four years of continuous service, commencing on the date of grant. Stock options granted after the adoption of the 2005 Plan have a seven year contractual term. Stock options granted under the preceding plan expire after ten years.

Upon its adoption, there were approximately 4.0 million shares available for issuance under the 2005 Plan. The number of shares available for issuance is increased by any shares of common stock which were previously reserved for issuance under the Company’s preceding stock option plan, and were not subject to grant on June 6, 2005, or as to which the stock based compensation award is forfeited on or after June 6, 2005. The number of shares available for issuance is reduced by (i) two shares for each share delivered in settlement of any stock appreciation rights, for each share of restricted stock, and for each stock unit or performance unit award, and (ii) one share for each share delivered in settlement of a stock option award. In no event shall more than 1.0 million aggregate shares of common stock subject to stock options, stock appreciation rights, restricted stock or performance unit awards be granted to any one participant in any one year under the 2005 Plan. At December 31, 2009, 4.6 million shares remained available for future grant under the 2005 Plan.

Stock Options

A summary of the Company’s stock option activity is as follows:

(In thousands, except exercise price)	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 1, 2008	2,804	$13.54
Granted	1,116	4.15
Forfeited, cancelled or expired	(1,819)	11.27
Exercised	(90)	6.26

Outstanding at December 31, 2008	2,011	10.70	5.06	$—

Vested and expected to vest at December 31, 2008	1,616	11.61	4.90	—

Outstanding at December 31, 2008	2,011	10.70
Granted	65	1.63
Forfeited, cancelled or expired	(662)	10.24
Exercised	—	—

Outstanding at December 31, 2009	1,414	10.50	4.24	26

Vested and expected to vest at December 31, 2009.	1,266	11.18	4.10	16

Aggregate intrinsic value in the above table represents the aggregate amount, for all options, by which closing share prices exceed the exercise price of the stock options. This value will fluctuate in the future based on the fair market value of our common stock.

Stock option expense was $0.9 million and $4.6 million in 2009 and 2008, respectively, included in general and administrative expense. During 2008, the Company was contractually obligated to accelerate vesting of certain stock options upon the termination of former Company officers and recognized $1.0 million in related expense. These options subsequently expired unexercised.

The weighted average grant-date fair values of stock options granted during 2009 and 2008 were $1.03 and $1.91, respectively. As of December 31, 2009, the unamortized compensation expense for unvested stock options totaled approximately $1.5 million, which is expected to be recognized over a weighted average period of 2.0 years.

Following is a summary of stock options outstanding at December 31, 2009:

(In thousands, except life and exercise price)		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$0.95 – $3.40	163	6.06	$2.12	5	$2.69
$4.15 – $4.15	397	4.78	4.15	149	4.15
$4.41 – $15.12	283	3.23	8.84	213	9.24
$15.15 – $16.10	350	3.65	15.66	256	15.61
$16.17 – $27.72	221	4.20	22.00	206	22.35

$0.95 – $27.72	1,414	4.24	10.50	829	13.50

Restricted Stock Awards

In 2007, the Company granted 297,000 shares of restricted stock, which vested over two years, to members of its management team as a means to retain key employees while the Company moved forward with its restructuring activities. A summary of the Company’s restricted stock award activity is as follows:

(In thousands, except fair value amounts)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2008	266	$9.23
Forfeited	(122)	9.23

Outstanding at December 31, 2008	144	9.23
Vested	(130)	9.23
Forfeited	(14)	9.23

Outstanding at December 31, 2009	—	—

Restricted stock compensation expense for the years ended December 31, 2009 and 2008 was $0.3 million and $0.2 million, respectively.

Performance Stock Units

In December 2005, the Company granted 125,000 performance unit awards to key members of its executive team. The performance unit awards were to vest if the Company met earnings targets set by the Compensation Committee of the Board of Directors. The fair value of the performance units was based on the closing market price of the Company’s common stock on the date preceding the grant and was to be recognized over the estimated requisite service period based on the number of performance unit awards ultimately expected to vest. Compensation expense was not recognized for the performance units during 2009 and 2008 as management concluded it was unlikely the performance targets that trigger vesting would be met.

A summary of the Company’s performance stock unit activity is as follows:

(In thousands, except fair value amounts)	Performance Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	48	$15.68
Granted	—	—
Forfeited or expired	(15)	15.86

Outstanding at December 31, 2008	33	15.60
Granted	—	—
Forfeited or expired	(33)	15.60

Outstanding at December 31, 2009	—	—

The Company receives income tax deductions as a result of the exercise of certain stock options and the vesting of restricted stock and performance stock units.

(13) LOSS PER SHARE

Loss per share is presented on both a basic and diluted basis. Basic loss per share is based on the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution that could occur if outstanding obligations to issue common stock were exercised or converted into common stock. For the calculations of diluted loss per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted stock awards determined using the treasury stock method.

The following table sets forth the computation of basic and diluted loss per share as reported in the Company’s statements of operations:

(In thousands, except per share amounts)	2009	2008
Numerator:
Loss from continuing operations	$(18,610)	$(52,597)
Loss from discontinued operations, net of tax	(34,687)	(37,991)

Net loss	$(53,297)	$(90,588)

Denominator:
Basic shares outstanding	30,664	31,117
Dilutive effect of stock options and restricted stock	—	—

Diluted shares outstanding	30,664	31,117

Calculations:
Loss per share from continuing operations:
Basic and diluted	$(0.61)	$(1.69)
Loss per share from discontinued operations:
Basic and diluted	$(1.13)	$(1.22)
Loss per share:
Basic and diluted	$(1.74)	$(2.91)

In 2009 and 2008, there were 1.4 million and 2.2 million shares, respectively, issuable upon exercise of stock options, restricted stock and performance units that were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive.

(14) EMPLOYEE BENEFIT PLAN

The Company adopted a 401(k) plan, the Nautilus, Inc. 401(k) Savings Plan (“401(k) Plan”), in 1999 covering substantially all regular employees over the age of 18. Each participant may contribute up to 75% of eligible compensation during any calendar year, subject to certain limitations. Subject to the approval of the Company’s Board of Directors, the 401(k) Plan provides for Company matching contributions of 100% of the first 1% of eligible earnings contributed by the employee, and an additional 50% match for earnings contributed over 1% and up to 6%. Matching contributions vest at 25% after the first year of service, and are fully vested after the second year. On April 19, 2009, the Company suspended matching contributions. On April 18, 2009, all participating employees and all participating employees terminated between July 24, 2008 and April 18, 2009 became fully vested in their matching company contributions. Company’s contributions to the 401(k) Plan were $0.3 million and $1.2 million in 2009 and 2008, respectively.

(15) SEGMENT INFORMATION

The Company has two reportable segments – Direct and Retail. The Company’s commercial business discontinued operation is not a reportable segment. Contribution is the measure of profit or loss used by the Company’s chief operating decision maker, and is defined as net sales, less product costs and direct expenses. Direct expenses include employment costs, selling and marketing costs, general and administrative expenses and research and development costs directly related to segment operations. Segment assets are those directly assigned to an operating segment’s operations, primarily accounts receivable, inventories and intangible assets. Unallocated assets primarily include shared information technology infrastructure, distribution centers, corporate headquarters, prepaids, deferred taxes and other assets. Capital expenditures directly attributable to the Direct and Retail segments were not significant in 2009 or 2008.

(In thousands)	2009	2008
Net sales:
Direct	$123,045	$185,704
Retail	63,597	94,498
Unallocated (royalty income)	2,618	3,510

Consolidated net sales	$189,260	$283,712
Contribution:
Direct	$(716)	$2,953
Retail	10,801	11,027
Unallocated	1,664	1,114

Consolidated contribution	$11,749	$15,094

Reconciliation of consolidated contribution to loss from continuing operations:
Consolidated contribution	$11,749	$15,094
Less:
Selling and marketing expenses	(804)	(1,806)
General and administrative expenses	(18,505)	(24,326)
Research and development expenses	(1,590)	(2,761)
Restructuring costs	(14,151)	(13,938)
Intangible asset impairment charges	(5,904)	—
Goodwill impairment charges	—	(29,755)
Interest expense, net	(168)	(1,753)
Other income (expense), net	(117)	730
Income tax benefit	10,880	5,918

Loss from continuing operations	$(18,610)	$(52,597)

Assets:
Direct	$21,402	$35,012
Retail	31,672	42,459
Unallocated	62,098	120,048

Total assets	$115,172	$197,519

Depreciation and amortization expense:
Direct	$5,347	$6,276
Retail	1,428	1,703
Unallocated	3,075	5,900

Total depreciation and amortization expense	$9,850	$13,879

Net sales outside of the United States, primarily in Canada, represented approximately 10% and 9% of consolidated net sales in 2009 and 2008, respectively.

(16) COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases property and equipment under non-cancellable operating leases which, in the aggregate, extend through 2016. Many of these leases contain renewal options and provide for rent escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Rent expense under all operating leases was $4.5 million and $5.9 million in 2009 and 2008, respectively.

At December 31, 2009, future minimum lease payments under non-cancellable operating leases are as follows:

(In thousands)
2010	$4,828
2011	4,440
2012	3,348
2013	3,059
2014	2,551
Thereafter	2,072

Minimum lease payments	$20,298

Guarantees, Commitments and Off-Balance Sheet Arrangements

At December 31, 2009 and 2008, the Company had approximately $4.3 million and $6.7 million, respectively, in standby letters of credit with vendors. The standby letters of credit have expiration dates through September 2011.

The Company has long lead times for inventory purchases and, therefore, must secure factory capacity from its vendors in advance. At December 31, 2009, the Company had approximately $18.0 million in non-cancellable market-based purchase obligations, all of which were for inventory purchases expected to be received in 2010.

At times, the Company becomes involved in third-party lease and financing arrangements which assist its customers in obtaining funds to purchase its products. While most of these financings are without recourse, in certain cases the Company may offer a guarantee or other recourse provisions. The Company’s third-party financing company reviews consumer credit information in evaluating the risk of default prior to extending credit to customers. The Company relies on the quality of its third-party financing company’s review and its own risk assessment in determining whether to proceed with a recourse transaction. At December 31, 2009 and 2008, the maximum contingent liability under all recourse provisions was approximately $1.4 million and $1.6 million, respectively.

In the ordinary course of business, the Company enters into agreements that require it to indemnify counterparties against third-party claims. These may include: agreements with vendors and suppliers, under which the Company may indemnify them against claims arising from use of their products or services; agreements with customers, under which the Company may indemnify them against claims arising from their use or sale of the Company’s products; real estate and equipment leases, under which the Company may indemnify lessors against third-party claims relating to the use of their property; agreements with licensees or licensors, under which the Company may indemnify the licensee or licensor against claims arising from their use of the Company’s intellectual property or the Company’s use of their intellectual property; and agreements with parties to debt arrangements, under which the Company may indemnify them against claims relating to their participation in the transactions.

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. The Company holds insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not deem these obligations to be significant to our consolidated financial position, results of operations or cash flows, and no related liabilities are recorded at December 31, 2009.

Issues Arising from China Sales Operation

In 2008, the Company recognized a $3.8 million charge, included in discontinued operations, due to uncertainties regarding access to, and future recovery of, certain assets of its China sales operation. In 2009, the Company recovered a portion of these assets and, as a result of this and other changes in circumstances, reduced the previously accrued loss amount by $2.3 million. At December 31, 2009 the Company had an allowance of $1.5 million due to uncertainties regarding the future recovery of China trade receivables.

Legal Matters

The Company is party to various legal proceedings arising from normal business activities. In addition, the Company’s tax filings are subject to audit by authorities in the jurisdictions where it conducts business, which may result in assessments of additional taxes. Management believes it has adequately provided for obligations that would result from these legal and tax proceedings where it is probable it will pay some amounts and the amounts can be reasonably estimated. In some cases, however, it is too early to predict a final outcome. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position, results of operations or cash flows.

(17) SUBSEQUENT EVENTS

In November 2009, the President signed into U.S. federal law a provision allowing taxpayers to carry back applicable net operating losses for a period of up to five years. This new law allowed Nautilus to carry-back a portion of its 2008 net operating loss to prior years in which the Company had paid federal taxes and, as a result, we received a U.S. income tax refund of approximately $12.1 million in January 2010.

On February 19, 2010, the Company completed an agreement for the sale of certain assets of its Nautilus™ strength equipment product lines. The buyer also acquired rights to certain patents, technologies and other intellectual property, assumed certain outstanding warranty obligations related to the Company’s North American commercial products and entered into a short-term lease of its Independence, Virginia manufacturing and warehousing facilities with an option to purchase such facilities.

On March 8, 2010, the Company entered into the New Loan Agreement with Bank of the West, providing for a $15.0 million revolving secured credit line. The New Loan Agreement is available for working capital, standby letters of credit and general corporate purposes through September 2012, assuming Nautilus satisfies certain terms and conditions at the time borrowings are requested.

(18) SUPPLEMENTARY INFORMATION—QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table summarizes the Company’s unaudited quarterly financial data for 2009 and 2008:

	QUARTER ENDED
(In thousands, except per share amounts)	March 31	June 30	September 30	December 31	Total
2009:
Net sales	$54,055	$40,102	$41,431	$53,672	$189,260
Gross profit	30,304	19,809	20,281	26,121	96,515
Operating loss	(3,715)	(14,922)	(2,822)	(7,746)	(29,205)
Income (loss) from continuing operations	(5,424)	(14,678)	(1,523)	3,015	(18,610)
Income (loss) from discontinued operations, net of tax	(8,395)	(6,093)	(22,895)	2,696	(34,687)
Net income (loss)	(13,819)	(20,771)	(24,418)	5,711	(53,297)
Income (loss) per share, basic and diluted	$(0.45)	$(0.68)	$(0.80)	$0.19	$(1.74)

2008:
Net sales	$95,917	$61,236	$62,656	$63,903	$283,712
Gross profit	50,014	27,970	29,130	28,668	135,782
Operating loss	(5,744)	(10,574)	(5,672)	(35,502)	(57,492)
Loss from continuing operations	(4,578)	(6,665)	(22,221)	(19,133)	(52,597)
Loss from discontinued operations, net of tax	(1,782)	(2,211)	(11,897)	(22,101)	(37,991)
Net loss	(6,360)	(8,876)	(34,118)	(41,234)	(90,588)
Loss per share:
Basic and diluted	$(0.20)	$(0.28)	$(1.11)	$(1.35)	$(2.91)

The following table summarizes the impact of certain items included in the Company’s quarterly results of continuing operations:

	Quarter Ended
(In thousands)	March 31	June 30	September 30	December 31	Total
2009
Operating Loss
Restructuring charges	$2,049	$11,796	$201	$105	$14,151
Intangible asset impairment charges	—	—	2,101	3,803	5,904
Writeoff of deferred financing costs	—	223	—	406	629
Legal and contract settlement costs	(750)	—	(200)	200	(750)

	$1,299	$12,019	$2,102	$4,514	$19,934

2008
Operating Loss
Restructuring charges	$10,634	$2,436	$300	$568	$13,938
Goodwill impairment charge	—	—	—	29,755	29,755
Writeoff of deferred financing costs	—	—	1,055	—	1,055
Legal and contract settlement costs	—	1,125	106	1,300	2,531
Shareholder action costs	—	565	—	—	565

	$10,634	$4,126	$1,461	$31,623	$47,844

In 2009, restructuring charges were $14.2 million, and included: $8.0 million in impairment charges of abandoned leasehold improvements related to the reorganization and consolidation of our Vancouver, Washington headquarters facility; $2.8 million in lease termination costs and accrued lease obligations associated with the reduction of leased space at our headquarters facility; $1.8 million in charges due to our abandonment of information technology software which was no longer necessary to support the business needs; $0.9 million fee to terminate a warehouse distribution service agreement as part of our distribution consolidation activities; and severance costs of $0.6 million. In addition to restructuring charges, we recognized $5.9 million in asset impairment charges related to intangible assets of our retail segment, $0.4 million in deferred financing costs related to the termination of our bank agreement and $0.2 million in legal and contract settlement costs, partially offset by a benefit for legal matters which were settled in 2009 for $1.0 million less than the Company previously had estimated in 2008.

In 2008, restructuring charges were $14.0 million, and included: $8.0 million in charges related to the termination of an agreement to acquire a manufacturing operation in China; $4.8 million in employee termination benefits and other employee costs; $0.6 million in contract termination costs; and $0.5 million for the disposal of unused creative advertising resulting from a change in our product strategies. In addition to restructuring charges, we recognized a $29.8 million asset impairment charge related to goodwill of the retail segment, $1.1 million for writing off deferred financing costs associated with a former bank agreement; $2.5 million of legal and contract settlement costs; and $0.6 million in expenses related to the reimbursement of shareholder action costs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Disclosure Controls and Procedures

As of December 31, 2009, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009 that our disclosure controls and procedures were effective.

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

Management’s Assessment

Nautilus’ management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes In Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the fourth quarter of 2009.

Item 9B. Other Information

Given the timing of the event, the following information is included in this Form 10-K pursuant to Item 1.01 of Form 8-K “Entry into a Material Definitive Agreement” in lieu of filing a Form 8-K.

On March 8, 2010 we entered into a new loan agreement (the “New Loan Agreement”) with Bank of the West, providing for a $15.0 million revolving secured credit line. The New Loan Agreement is available for working capital, standby letters of credit and general corporate purposes through September 2012, assuming we satisfy certain terms and conditions at the time borrowings are requested.

The interest rate on any future borrowings under the New Loan Agreement will be based on the bank’s prime rate or LIBOR, based on our financial condition at the time we elect to borrow. The New Loan Agreement includes a fee for the unused portion of the credit facility, which fee will vary depending on our borrowing base availability. Borrowings under the New Loan Agreement are collateralized by substantially all of our assets pursuant to the terms of a Security Agreement and certain other agreements related to security in our intellectual property assets. The New Loan Agreement contains customary covenants, including, but not limited to, covenants relating to minimum current ratio, minimum liquidity, minimum EBITDA and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends, and investments. The New Loan Agreement includes customary events of default.

The above is only a summary of the New Loan Agreement and is qualified in its entirety by reference to the full text of the New Loan Agreement included filed as Exhibit 10.30 to this Form 10-K and to the Security Agreement filed as Exhibit 10.31 to this Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is included under the captions Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officers and Information Concerning the Board of Directors in our Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included under the caption Executive Compensation in our Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption Stock Ownership in our Proxy Statement for our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Information Concerning the Board of Directors in our Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Appointment of Registered Independent Public Accounting Firm for 2010 in our Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

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

(a)(3) Exhibit Index

See the Exhibit Index beginning on page 66 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUTILUS, INC.

Date: March 8, 2010	By:	/S/ EDWARD J. BRAMSON
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2010.

Signature	Title

* Edward J. Bramson	Chairman and Chief Executive Officer (Principal Executive Officer)

/S/ KENNETH L. FISH Kenneth L. Fish	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

* Ronald P. Badie	Director

* Richard A. Horn	Director

* Craig L. McKibben	Director

* Marvin G. Siegert	Director

* Michael A. Stein	Director

*By:	/S/ WAYNE M. BOLIO	March 8, 2010
Wayne M. Bolio
Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Purchase Agreement dated as of February 15, 2008 by and among the Company, DashAmerica, Inc. d/b/a/ Pearl Izumi USA, Inc. and Shimano American Corporation – Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on February 22, 2008.

2.2	First Amendment to Stock Purchase Agreement dated as of April 18, 2008 by and among Nautilus, Inc., Shimano American Corporation and DashAmerica, Inc. D/B/A Pearl Izumi USA, Inc. – Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 24, 2008.

3.1	Amended and Restated Articles of Incorporation – Incorporated by reference to Exhibit A to the Company’s Schedule 14A, as filed with the Commission on April 22, 2008.

3.5	Amended and Restated Bylaws – Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on April 5, 2005.

3.6	Amendment to Amended and Restated Bylaws of the Company – Incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K, as filed with the Commission on January 31, 2007.

10.1*	Company Stock Option Plan, as amended – Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

10.2*	Amendment to Company Stock Option Plan – Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000, as filed with the Commission on August 10, 2000.

10.3*	Company 2005 Long-Term Incentive Plan – Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on June 10, 2005.

10.4*	First Amendment to the Company 2005 Long-Term Incentive Plan – Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006, as filed with the Commission on November 9, 2006.

10.5*	Form of Employee Incentive Stock Option Agreement under the Company Stock Option Plan – Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 16, 2005.

10.6*	Form of Nonstatutory Stock Option Agreement under the Company Stock Option Plan – Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 16, 2005.

10.7*	Form of Nonstatutory Stock Option Agreement – Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K, as filed with the Commission on July 29, 2005.

10.8*	Form of Non-Employee Director Nonstatutory Stock Option Agreement – Incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K, as filed with the Commission on August 19, 2005.

10.9*	Executive Employment Agreement, dated January 14, 2004, by and between the Company and Darryl Thomas – Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 16, 2005.

10.10*	Executive Employment Agreement, dated March 31, 2005, by and between the Company and William D. Meadowcroft – Incorporated by reference to Exhibit 99.2 to the Company’s amended Current Report on Form 8-K/A, as filed with the Commission on April 6, 2005.

Exhibit No.	Description
10.11*	Employment Agreement dated May 6, 2008 between Nautilus, Inc. and Sebastien Goulet – Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the three months ended March 31, 2008 as filed with the Commission on May 12, 2008.

10.12*	Executive Employment Agreement, dated October 17, 2007, by and between the Company and Robert S. Falcone. Incorporated by reference to the Company’s Current Report of Form 8-K, as filed with the Commission on October 23, 2007.

10.14*	Form of Performance Unit Agreement – Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2006, as filed with the Commission on August 9, 2006.

10.15*	Summary of Performance Unit Award – Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006, as filed with the Commission on November 9, 2006.

10.16	Trademark License Agreement, dated September 20, 2001, by and between Pacific Direct, LLC and the Company – Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2001, as filed with the Commission on November 14, 2001.

10.17	License Agreement, dated April 26, 1999, as amended, between the Company and Gary D. Piaget – Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004.

10.18	Office Lease Agreement, dated June 30, 2009, between Columbia Tech Center LLC and the Company – Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the Commission on July 7, 2009.

10.19	Credit Agreement, dated December 22, 2009, between Bank of America N.A and the Company – Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 5, 2010.

10.20	Fourth Amended and Restated Merchant Agreement dated as of October 27, 2008 by and between Nautilus, Inc. and HSBC Bank Nevada, N.A. (Confidential treatment has been requested with respect to a portion of this agreement.) – Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the three months ended October 31, 2008 as filed with the Commission on November 10, 2008.

10.21	Supply Agreement dated as of May 2, 2008 by and among Nautilus, Inc., Land America Health and Fitness Co., Ltd. and Treuriver Investments Co. Limited – Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the three months ended March 31, 2008 as filed with the Commission on May 12, 2008. [Confidential treatment has been granted with respect to a portion of this Exhibit]

10.22	Settlement Agreement dated as of May 5, 2008 by and among Nautilus, Inc. Land America Health and Fitness Co., Ltd., Treuriver Investments Co. Limited, Michael C. Bruno and Yang Lin Qing – Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the three months ended March 31, 2008 as filed with the Commission on May 12, 2008.

10.23	Schwinn Asset Purchase Agreement dated as of December 5, 2009 between Nautilus, Inc. and Fit Dragon International, Inc.

10.24	License Agreement dated as of December 29, 2009 between Nautilus, Inc. and Fit Dragon International, Inc.

10.25	Stairmaster Asset Purchase Agreement dated as of December 5, 2009 between Nautilus, Inc. and Fit Dragon International, Inc.

Exhibit No.	Description
10.26	Technology Transfer and License Agreement dated as of December 29, 2009 between Nautilus, Inc. and Fit Dragon International, Inc.

10.27	Asset Purchase Agreement dated as of February 18, 2010 between Nautilus, Inc. and Med-Fit Systems, Inc.

10.28	Commercial License Agreement dated as of February 18, 2010 between Nautilus, Inc. and Med-Fit Systems, Inc.

10.29	Lease Agreement dated as of February 19, 2010 between Nautilus, Inc. and Med-Fit Systems, Inc.

10.30	Credit Agreement dated as of March 8, 2010 between Nautilus, Inc. and Bank of the West.

10.31	Security Agreement dated as of March 8, 2010 between Nautilus, Inc. and Bank of the West.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract, compensatory agreement or arrangement, in which the Company’s directors or executive officers may participate.