Form 10-Q
period 2010-03-31
NAUTILUS, INC.
filed 2010-05-12
CIK 1078207

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Number of shares of issuer’s common stock outstanding as of April 30, 2010: 30,744,336

NAUTILUS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

NAUTILUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$11,953	$7,289
Trade receivables, net of allowances of $4,424 in 2010 and $4,160 in 2009	18,905	27,799
Inventories	14,809	13,119
Prepaids and other current assets	5,322	5,097
Income taxes receivable	238	13,178
Assets of discontinued operation held-for-sale	4,184	10,781

Total current assets	55,411	77,263
Restricted cash	4,353	4,933
Property, plant and equipment, net	6,792	8,042
Goodwill	2,876	2,794
Other intangible assets, net	20,322	20,838
Other assets	1,424	1,302

Total assets	$91,178	$115,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$24,443	$37,107
Accrued liabilities	7,586	10,744
Accrued warranty obligations, current portion	5,849	7,129
Deferred income tax liabilities	1,099	1,220

Total current liabilities	38,977	56,200
Income taxes payable	2,947	2,866
Deferred income tax liabilities – non-current	1,291	754
Other non-current liabilities	2,677	2,869

Total liabilities	45,892	62,689

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock – no par value, 75,000 shares authorized, 30,744 shares issued and outstanding at March 31, 2010 and December 31, 2009	4,570	4,414
Retained earnings	33,345	41,136
Accumulated other comprehensive income	7,371	6,933

Total stockholders’ equity	45,286	52,483

Total liabilities and stockholders’ equity	$91,178	$115,172

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Net sales	$45,644	$54,055
Cost of sales	22,679	23,751

Gross profit	22,965	30,304

Operating expenses:
Selling and marketing	18,943	22,659
General and administrative	5,159	7,888
Research and development	803	1,423
Restructuring	—	2,049

Total operating expenses	24,905	34,019

Operating loss	(1,940)	(3,715)

Other income and expenses:
Interest income	11	9
Interest expense	—	(147)
Other expense	(24)	(292)

Total other expenses	(13)	(430)

Loss from continuing operations before income taxes	(1,953)	(4,145)
Income tax expense	418	1,279

Loss from continuing operations	(2,371)	(5,424)
Discontinued operation:
Loss from discontinued operation	(5,387)	(7,929)
Income tax expense from discontinued operation	33	466

Loss from discontinued operation, net of tax	(5,420)	(8,395)

Net loss	$(7,791)	$(13,819)

Loss per share from continuing operations:
Basic and diluted	$(0.08)	$(0.18)
Loss per share from discontinued operation:
Basic and diluted	$(0.17)	$(0.27)
Loss per share:
Basic and diluted	$(0.25)	$(0.45)
Weighted average shares outstanding:
Basic and diluted	30,744	30,614

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Loss from continuing operations	$(2,371)	$(5,424)
Loss from discontinued operation	(5,420)	(8,395)

Net loss	(7,791)	(13,819)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,772	3,038
Allowance for doubtful accounts	556	883
Inventory lower-of-cost-or-market adjustments	1,686	549
Stock-based compensation expense	156	424
Loss on asset disposals	17	1,417
Reduction of previously-estimated loss on disposal of commercial business	(1,218)	—
Deferred income taxes, net of valuation allowances	580	951
Other	—	33
Changes in operating assets and liabilities:
Trade receivables	8,460	21,492
Inventories	(147)	3,156
Prepaid and other current assets	134	(1,287)
Income taxes	12,715	631
Trade payables	(12,415)	(3,426)
Accrued liabilities, including warranty obligations	(3,572)	(1,262)

Net cash provided by operating activities	933	12,780

Cash flows from investing activities:
Proceeds from sale of discontinued operation	2,651	—
Proceeds from other asset sales	10	128
Purchases of equipment	(37)	(818)
Net decrease in restricted cash	580	—

Net cash provided by (used in) investing activities	3,204	(690)

Cash flows from financing activities:
Net decrease in short-term borrowings	—	(14,701)
Bank financing costs	(144)	—
Other	—	(33)

Net cash used in financing activities	(144)	(14,734)

Net effect of currency exchange rate changes	671	220

Net increase (decrease) in cash and cash equivalents	4,664	(2,424)
Cash and cash equivalents, beginning of period	7,289	5,547

Cash and cash equivalents, end of period	$11,953	$3,123

Supplemental disclosure of cash flow information:
Cash refunded (paid) for income taxes	$12,743	$(98)

Cash paid for interest	$—	$186

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

The accompanying condensed consolidated financial statements have not been audited. Nautilus has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes the disclosures are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2009, included in its Annual Report on Form 10-K (the “2009 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Further information regarding significant estimates can be found in the Company’s 2009 Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Nautilus as of March 31, 2010 and December 31, 2009, and the results of operations and cash flows for the three months ended March 31, 2010 and 2009. Interim results are not necessarily indicative of results for a full year. The Company’s revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding the Company’s operating results pertains to its continuing operations.

New Accounting Pronouncements

No new accounting pronouncements had, or are reasonably likely to have, a material impact on our consolidated financial position, results of operations or cash flows.

Reclassifications

The results of the commercial business, including restructuring expenses, have been reclassified as discontinued operations in the Company’s financial statements for all periods presented.

(2) Discontinued operation

On September 25, 2009, in light of continuing operating losses in its commercial business and in order to focus exclusively on management of its direct and retail consumer businesses, the Company committed to a plan for the complete divestiture of its commercial business, which qualified for held-for-sale accounting treatment. The commercial business is presented as a discontinued operation in the Company’s condensed consolidated statement of operations for all periods.

In the first quarter of 2010, the Company recognized a $1.2 million reduction in the amount of pre-tax loss previously estimated in connection with the disposal of its commercial business. Following is a summary of the operating results of the discontinued commercial business for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
(In thousands)	2010	2009
Revenue	$9,835	$18,031

Loss before income taxes	(6,605)	(7,929)
Reduction of previously-estimated disposal loss	1,218	—
Income tax expense	(33)	(466)

Loss from discontinued operation	$(5,420)	$(8,395)

Discontinued operation assets held-for-sale and related disposal loss impairments as of March 31, 2010 were as follows:

(In thousands)	Inventory	Property, Plant and Equipment	Total
Carrying value before impairment adjustment	$3,874	$3,959	$7,833
Disposal loss impairment	(1,619)	(2,030)	(3,649)

Assets of discontinued operation held-for-sale, net	$2,255	$1,929	$4,184

Currently, the Company expects to incur additional cash charges related to its planned divestiture of the commercial business, including estimated employee termination severance payments of approximately $0.9 million and estimated termination charges for leases and other commercial contract obligations of approximately $1.1 million, which have not been recognized because such liabilities have not yet been incurred. The amounts of such additional costs in future periods may differ from these estimates depending on changes that may occur in the underlying facts and circumstances, and the amount of the difference may be material.

(3) Restructuring Activities

In the first quarter of 2009, Nautilus announced a plan aimed at reducing operating costs and improving the overall alignment of spending with expected revenues. The plan impacted all Company functions through personnel reductions and other cost-saving initiatives, including the discontinuation of certain product lines, the abandonment of certain information technology software and reductions in leased office space.

The following is a summary of restructuring expenses for the three months ended March 31, 2009:

(In thousands)	March 31, 2009
Abandonment of information technology software and related services agreements	$1,799
Reductions in leased office space and other restructuring activities	250

Total	$2,049

The following is a summary of liabilities for exit costs and restructuring activities, included in “Accrued liabilities” and “Other non-current liabilities” in the Company’s condensed consolidated balance sheets:

(In thousands)	Severance and Benefits	Facilities and other Leases	Total Liabilities
Balance as of January 1, 2009	$1,684	$—	$1,684
Accruals	563	5,230	5,793
Payments	(1,884)	(3,530)	(5,414)

Balance as of December 31, 2009	363	1,700	2,063
Accruals	521	409	930
Payments	(800)	(325)	(1,125)

Balance as of March 31, 2010	$84	$1,784	$1,868

(4) Inventories

Inventories consisted of the following at March 31, 2010 and December 31, 2009:

(In thousands)	March 31, 2010	December 31, 2009
Finished goods	$13,489	$11,850
Parts and components	1,320	1,269

	$14,809	$13,119

Inventories are stated net of valuation allowances related to excess parts and finished goods of $0.9 million and $0.7 million at March 31, 2010 and December 31, 2009, respectively. For the three-month periods ended March 31, changes in inventory valuation allowances increased cost of sales by $0.2 million in 2010 and decreased cost of sales by $0.1 million in 2009.

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31, 2010 and December 31, 2009:

(In thousands)	Estimated useful life (in years)	March 31, 2010			December 31, 2009
		Cost	Accumulated Depreciation	Carrying Value	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	5 to 20	$2,582	$(980)	$1,602	$2,767	$(909)	$1,858
Computer equipment	2 to 5	39,196	(36,343)	2,853	41,225	(37,635)	3,590
Machinery and equipment	3 to 5	7,931	(6,590)	1,341	8,393	(6,823)	1,570
Furniture and fixtures	5	917	(562)	355	2,573	(2,103)	470
Construction in process	N/A	641	—	641	554	—	554

Total		$51,267	$(44,475)	$6,792	$55,512	$(47,470)	$8,042

(6) Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following at March 31, 2010 and December 31, 2009:

(In thousands)	Estimated useful life (in years)	March 31, 2010	December 31, 2009
Goodwill	N/A	$2,876	$2,794

Other intangible assets:
Indefinite life trademarks	N/A	$9,052	$9,052
Patents	1 to 16	18,154	18,154

Total cost		27,206	27,206

Accumulated amortization - patents		(6,884)	(6,368)

		$20,322	$20,838

Nautilus reviews goodwill and other indefinite-lived intangible assets for impairment in the fourth quarter of each year, or more frequently when events or changes in circumstances indicate the assets may be impaired. The change in goodwill since December 31, 2009 is due to currency exchange rate fluctuations.

(7) Borrowings

On December 29, 2009, in connection with the sale of certain assets of our StairmasterTM and SchwinnTM Fitness product lines, the Company satisfied all outstanding obligations under its previous loan agreement and it was terminated.

On December 29, 2009, the Company entered into a Letter of Credit Agreement (the “Letter of Credit Agreement”) with Bank of America (“BofA”). The Letter of Credit Agreement provides up to $6.0 million in standby letters of credit and expires on December 31, 2010 (“Expiration Date”). BofA will issue standby letters of credit, with a maximum maturity not to exceed 365 days beyond the Expiration Date. At March 31, 2010, the Company had $2.2 million in standby letters of credit issued under the Letter of Credit Agreement. Standby letters of credit under the Letter of Credit Agreement are secured by a cash collateral account held by BofA in an amount not less than 105% of the amount of the outstanding letters of credit.

On March 8, 2010, the Company entered into a new Loan and Security Agreement (the “New Loan Agreement”) with Bank of the West, providing for a $15.0 million revolving secured credit line. The New Loan Agreement is available for working capital, standby letters of credit and general corporate purposes through September 2012, assuming the Company satisfies certain terms and conditions at the time borrowings are requested. The interest rate on any future borrowings under the New Loan Agreement will be based on the bank’s prime rate or LIBOR, based on our financial condition at the time the Company elects to borrow. The New Loan Agreement includes a fee for the unused portion of the credit facility, which fee will vary depending on our borrowing base availability.

The New Loan Agreement is collateralized by substantially all of the Company’s assets and contains customary covenants, including minimum current ratio, minimum liquidity, minimum EBITDA and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The New Loan Agreement also contains customary events of default. Upon an event of default, the lenders would have the option of accelerating all obligations under the New Loan Agreement. At March 31, 2010, the Company had no outstanding borrowings and $1.7 million in standby letters of credit under the New Loan Agreement. Standby letters of credit under the New Loan Agreement are secured by a cash collateral account held by Bank of the West in an amount not less than 105% of the amount of the outstanding letters of credit.

(8) Income Taxes

During the first quarter of 2010, the Company reported income tax expense of $0.4 million, compared to $1.3 million in the first quarter of 2009. Income tax expense primarily relates to taxable income generated in non-U.S. jurisdictions.

In the first quarters of 2010 and 2009, the Company increased its valuation allowance to reduce certain deferred tax assets, primarily U.S. federal net operating loss carry-forwards and tax credits generated in those periods, to the amounts more likely than not to be realized and, therefore, did not recognize any associated income tax benefit. There were no material changes to the Company’s uncertain tax positions in the first quarter of 2010.

(9) Loss Per Share

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated based on the weighted-average number of common shares outstanding, after giving effect to the potential dilution that could occur upon exercise of dilutive securities, as determined using the treasury stock method.

Following is a calculation of basic and diluted loss per share for the three-months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2010	2009
Numerator:
Loss from continuing operations	$(2,371)	$(5,424)
Loss from discontinued operation	(5,420)	(8,395)

Net loss	$(7,791)	$(13,819)

Denominator:
Basic and diluted shares outstanding	30,744	30,614

Calculations:
Loss per share from continuing operations - basic and diluted	$(0.08)	$(0.18)

Loss per share from discontinued operation - basic and diluted	(0.17)	(0.27)

Net loss per share - basic and diluted	$(0.25)	$(0.45)

Potentially dilutive average shares of 1.3 million and 2.0 million for the three months ended March 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because they would not have had a dilutive effect.

(10) Comprehensive Loss

Following is a summary of the components of comprehensive loss, net of taxes, for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
(in thousands)	2010	2009
Net loss	$(7,791)	$(13,819)
Foreign currency translation adjustments	438	(849)

Comprehensive loss	$(7,353)	$(14,668)

(11) Reportable Segments and Related Information

The Company has two reportable segments: Direct and Retail. The Company’s commercial business discontinued operation is not a reportable segment. Contribution is the measure of profit or loss used by the Company’s chief operating decision maker, and is defined as net sales, less product costs and operating expenses directly attributable to the segment. Segment operating expenses include employment costs, selling and marketing costs, general and administrative expenses and research and development costs directly related to segment operations. Restructuring costs are unallocated to allow for better comparisons of segment operating results among periods. Summary information by operating segment for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,
(In thousands)	2010	2009
Net sales:
Direct	$28,503	$40,716
Retail	15,931	12,548
Unallocated corporate (royalty income)	1,210	791

Consolidated net sales	$45,644	$54,055

Contribution:
Direct	$(1,536)	$2,738
Retail	2,260	1,383
Unallocated corporate	1,210	446

Consolidated contribution	$1,934	$4,567

Reconciliation of consolidated contribution to loss from continuing operations:
Consolidated contribution	$1,934	$4,567
Less unallocated corporate expenses:
Selling and marketing	—	(151)
General and administrative	(3,841)	(5,595)
Research and development	(33)	(487)
Restructuring	—	(2,049)
Other	(13)	(430)
Income taxes	(418)	(1,279)

Loss from continuing operations	$(2,371)	$(5,424)

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

Guarantees, Commitments and Off-Balance Sheet Arrangements

The Company has long lead times for inventory purchases and therefore needs to secure factory capacity from its vendors in advance. At March 31, 2010, the Company had approximately $10.8 million in non-cancellable market-based purchase obligations, all of which were for inventory purchases expected to be received in 2010.

Prior to its divestiture, the Company’s discontinued commercial business would, from time-to-time, involve a third-party with lease and financing arrangements to assist customers in purchasing products. While these financings generally were without recourse to Nautilus, in certain cases the Company offered a guarantee or other recourse provisions. At March 31, 2010, the maximum potential liability under all outstanding recourse provisions was approximately $1.4 million. The Company is not aware of any circumstances or events that have occurred for which it would be liable under these recourse provisions.

At March 31, 2010, the Company had $3.9 million in outstanding commercial letters of credit expiring through September 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). All references to the first quarters of 2010 and 2009 mean the three-month periods ended March 31, 2010 and 2009, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

Our results of operations may vary significantly from period-to-period. Our revenues will fluctuate due to the seasonality of our industry; customer buying patterns; product innovation; the nature and level of competition for health and fitness products; our ability to procure products to meet customer demand; and the level of spending on, and effectiveness of, our media and advertising programs. In addition, our operating results are highly susceptible to the availability of consumer credit, both in the U.S. and abroad, the overall condition of the U.S. economy and economies of other countries where we market our products, by fluctuations in the costs or availability of materials used to manufacture our products, higher or lower fuel prices, changes in the cost of distribution or other services, variations in our product sales mix and the relative success of strategies we employ to improve the efficiency and effectiveness of our organization. Historically our operating expenses have been influenced by media costs to produce and broadcast advertisements, facility costs, operating costs of our information and communications systems, costs to develop and maintain our Internet websites, bad debt expenses and costs related to attracting and retaining key personnel, asset impairment losses and restructuring charges.

As a result of the above and other factors, our period-to-period operating results may not be indicative of future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry, in the current and expected future economic environments. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. For more information, see our discussion of Risk Factors located at Part I, Item 1A of our 2009 Form 10-K.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or conditions, including any statements regarding anticipated sales growth across markets, distribution channels, and product categories, expenses and gross margins, expense as a percentage of revenue, anticipated earnings, new product introductions, manufacturing plans and activities, future capital expenditures, our turnaround plan, financing and working capital requirements and resources. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

Available Information

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, available free of charge on our website. In addition, our code of business conduct and ethics, corporate governance policies, and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on our corporate website. The information presented on our website is not part of this report.

Overview

Nautilus is a fitness products company providing innovative, quality solutions to help people achieve a fit and healthy lifestyle. We are a leading designer, developer and marketer of fitness products sold around the world. We believe our brands are some of the strongest in the industry. We market our products through two business segments: direct and retail. Our direct business offers products directly to consumers through direct advertising, catalogs and the internet. Our retail business offers our products for resale to consumers through a network of retailer customers, predominantly located in the U.S. and Canada.

During the third quarter of 2009, management committed to a plan for the complete divestiture of the Company’s commercial business unit with the expectation that successful completion of this plan would improve overall operating results. Consequently, our commercial business unit has been classified as a discontinued operation. Our commercial business offered products to health clubs, schools, hospitals and other organizations. By the end of the first quarter of 2010, the disposition of most commercial business assets had been substantially completed and we expect to dispose of the remaining assets over the course of this year.

Nautilus is now focusing its resources exclusively on supplying fitness equipment to consumers through the direct and retail sales channels, which we believe offer the best prospects for profitability in the medium term. Due in part to the capital released from our divestiture of the commercial business, we have strengthened our ability to invest in the consumer businesses and our balance sheet position is currently better than it was a year ago.

Despite maintaining strong cost controls we have continued to invest in new product development, introducing the new NautilusTM MobiaTM low impact cardio product in the direct channel in late 2009. In 2010, we plan to upgrade our SchwinnTM Fitness and BowflexTM product lines for both the retail and the direct channels.

Our operating results improved in the first quarter of 2010, compared to the first quarter last year, driven by an increase in operating income from our retail segment, company-wide cost reduction initiatives and significant restructuring expenses incurred in the first quarter of 2009. Sales in our retail channel improved in the first quarter of 2010, compared to the first quarter last year, as our customers completed their inventory reductions and consumer demand increased.

Improvements in our retail business results were partially offset by reduced contribution from our direct segment. In our direct channel, initial sales of the Nautilus MobiaTM and stable sales of cardio products overall were more than offset by continued slowing sales of BowflexTM home gyms, which are more impacted by reductions in credit approval than our cardio products. At this point, we believe that the biggest challenge facing our direct business is the restricted availability of financing to consumers. Credit approval rates decreased by 26% from the fourth quarter 2009 to the first quarter 2010 and we do not believe the credit quality of our prospective customers applying for financing has declined in proportion to the reduction in the rate of credit approvals by our third-party financing partner. We are currently seeking a new provider for our direct business consumer credit financing.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

The tables below set forth selected financial information derived from our condensed consolidated financial statements. The discussion that follows should be read in conjunction with our condensed consolidated financial statements and the related notes. All comparisons to prior year results are in reference to continuing operations only in each period, unless otherwise indicated.

	(Unaudited and in thousands)
	Three Months Ended March 31,
	2010	2009	$ change	% change
Net sales	$45,644	$54,055	$(8,411)	(15.6)%
Cost of sales	22,679	23,751	(1,072)	(4.5)%

Gross profit	22,965	30,304	(7,339)	(24.2)%

Operating expenses:
Selling and marketing	18,943	22,659	(3,716)	(16.4)%
General and administrative	5,159	7,888	(2,729)	(34.6)%
Research and development	803	1,423	(620)	(43.6)%
Restructuring	—	2,049	(2,049)	(100.0)%

Total operating expenses	24,905	34,019	(9,114)	(26.8)%

Operating loss	(1,940)	(3,715)	(1,775)	(47.8)%

Other income and expenses:
Interest income	11	9	2	22.2%
Interest expense	—	(147)	147	100.0%
Other expenses	(24)	(292)	268	91.8%

Total other expenses	(13)	(430)	417	97.0%

Loss from continuing operations before income taxes	(1,953)	(4,145)	2,192	52.9%
Income tax expense	418	1,279	(861)	(67.3)%

Loss from continuing operations	(2,371)	(5,424)	3,053	56.3%

Loss from discontinued operation, net of tax	(5,420)	(8,395)	2,975	35.4%

Net loss	$(7,791)	$(13,819)	$6,028	43.6%

	(Unaudited and in thousands)
	Three Months Ended March 31,		Change	% Change
	2010	2009
Net sales:
Direct business	$28,503	$40,716	$(12,213)	(30.0)%
Retail business	15,931	12,548	3,383	27.0%
Unallocated corporate (royalty income)	1,210	791	419	53.0%

Total net sales	$45,644	$54,055	$(8,411)	(15.6)%

Gross profit:
Direct business	$17,541	$25,655	$(8,114)	(31.6)%
Retail business	4,214	4,203	11	0.3%
Unallocated corporate	1,210	446	764	171.3%

Total gross profit	$22,965	$30,304	$(7,339)	(24.2)%

Gross profit margin (% of net sales):
Direct business	61.5%	63.0%	(1.5)	% points
Retail business	26.5%	33.5%	(7.0)	% points
Total gross profit margin	50.3%	56.1%	(5.8)	% points

Direct business

Net sales of our direct business were $28.5 million in the first quarter of 2010, a decrease of $12.2 million, or 30.0%, compared to $40.7 million in the first quarter of 2009. The decrease in direct net sales was due primarily to a 37% year-over-year decrease in the rate of credit approvals by our consumer credit financing partner.

Gross profit margin of our direct business was 61.5% in the first quarter of 2010, a decrease of 1.5 percentage points compared to the first quarter of 2009. The decrease in gross profit margin was attributable primarily to changes in product mix and increased customer discounts taken in conjunction with certain sales promotions.

Retail business

Net sales of our retail business were $15.9 million in the first quarter of 2010, an increase of $3.4 million, or 27.0%, compared to $12.5 million in the first quarter of 2009. The increase in retail net sales was due primarily to strong customer demand for our newly redesigned fitness bikes and elliptical products and the introduction of treadmills in the retail channel.

Gross profit margin of our retail business was 26.5% in the first quarter of 2010, a decrease of 7.0 percentage points compared to the first quarter of 2009. Higher gross profit margin in the first quarter of 2009 was due primarily to adjustments to certain previously-recognized reserves for, among other things, warranty and freight costs as a result of our 2008 restructuring efforts and reduced customer product returns.

Operating Expenses

Operating expenses in the first quarter of 2010 were $24.9 million, a decrease of $9.1 million, or 26.8%, compared to the first quarter of 2009, primarily due to cost-saving initiatives implemented throughout 2009, as well as reduced selling and marketing costs as we continued to better align those expenses with expected revenue. Operating expenses in the first quarter of 2009 included $2.0 million in expenses associated with restructuring activities.

Selling and Marketing

Selling and marketing expenses were $18.9 million in the first quarter of 2010, a decrease of $3.7 million, or 16.4%, compared to the first quarter of 2009. Advertising expense of our direct business in the first quarter of 2010 was approximately $12.9 million, a decrease of approximately $1.8 million, or 12.3%, compared to the first quarter of 2009. The comparative reduction in advertising expenses was attributable primarily to management’s decision to scale back television media spend in order to balance the ability to convert customer leads into sales in the current environment, where advertising fees have increased over the same period last year while consumer financing approval rates have declined substantially. In addition, bad debt expense decreased by $0.7 million and third-party customer financing commission fees decreased by approximately $0.5 million, primarily due to lower credit approval rates and reduced use of our financing promotions. Other selling and marketing expenses declined by approximately $0.7 million, primarily due to cost-saving initiatives and lower sales volumes.

General and Administrative

General and administrative expenses were $5.2 million in the first quarter of 2010, a decrease of $2.7 million, or 34.6%, compared to the first quarter of 2009, primarily due to cost-saving initiatives. General and administrative expenses in the first quarter of 2009 were reduced by the resolution of a legal matter, which was settled for $0.8 million less than the amount previously estimated.

Research and Development

Research and development expenses were $0.8 million in the first quarter of 2010, a decrease of $0.6 million, or 43.6%, compared to the first quarter of 2009, primarily due to personnel reductions undertaken as part of our 2009 cost-saving initiatives.

Restructuring

No restructuring costs were incurred in the first quarter of 2010. In the first quarter of 2009, restructuring expense included $1.8 million for abandonment of certain information technology software and $0.2 million related to reductions in leased office space.

Interest expense

We repaid all outstanding bank borrowings in December 2009 and, as a result, incurred no interest expense in the first quarter of 2010, compared to $0.1 million in the first quarter of 2009.

Income Tax Expense

Income tax expense was $0.4 million in the first quarter of 2010, compared to $1.3 million in the first quarter of 2009. Income tax expense primarily relates to taxable income generated outside of the United States.

We increased our valuation allowance in the first quarters of 2010 and 2009 to reduce certain deferred tax assets generated during the respective periods to their anticipated net realizable value. As a result, we did not recognize income tax benefits associated with our operating losses in those periods.

Discontinued Operation

We recorded a loss from discontinued operation, net of income taxes, of $5.4 million in the first quarter of 2010 compared to a loss of $8.4 million in the first quarter of 2009. In the first quarter of 2010, we recognized a $1.2 million reduction in the amount of pre-tax impairments previously estimated in connection with our disposal of the commercial business.

LIQUIDITY AND CAPITAL RESOURCES

In summary, our cash flows were as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$933	$12,780
Net cash provided by (used in) investing activities	3,204	(690)
Net cash used in financing activities	(144)	(14,734)

At March 31, 2010, we had $12.0 million of cash and cash equivalents. Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow that we generate from our operations. We believe that our existing cash and cash equivalents and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.

Cash provided by operating activities of $0.9 million in the first quarter of 2010 included $12.7 million from income tax refunds and $8.5 million from the reduction of trade receivables, partially offset by reductions in trade payables and accrued liabilities of $12.4 million and $3.6 million, respectively. Significant reductions in trade receivables, trade payables and accrued liabilities in the first quarter of 2010 largely resulted from winding down our commercial business discontinued operation.

Cash provided by operations of $12.8 million in the first quarter of 2009 included significant reductions in trade receivables and inventories of $21.5 million and $3.2 million, respectively, as we reduced working capital invested in our commercial business in anticipation of divesting that segment.

Cash provided by investing activities of $3.2 million in the first quarter of 2010 included $2.7 million in proceeds from the sale of portions of our discontinued commercial business and $0.6 million from a decrease in restricted cash collateralizing our outstanding letters of credit. Cash used in investing activities of $0.7 million in the first quarter of 2009 included $0.8 million for purchases of equipment, partially offset by $0.1 million in proceeds from sales of equipment.

Cash used in financing activities of $0.1 million in the first quarter of 2010 consisted of financing costs related to our new bank agreement. Cash used in financing activities of $14.7 million in the first quarter of 2009 consisted of repayments of borrowings under our former bank agreement.

Financing Arrangements

On December 29, 2009, we entered into a Letter of Credit Agreement (the “Letter of Credit Agreement”) with Bank of America (“BofA”). The Letter of Credit Agreement provides up to $6.0 million in standby letters of credit and expires on December 31, 2010 (“Expiration Date”). During this agreement period, BofA will issue standby letters of credit, with a maximum maturity not to exceed 365 days beyond the Expiration Date. At March 31, 2010 we had $2.2 million in standby letters of credit issued under the Letter of Credit Agreement. Standby letters of credit under the Letter of Credit Agreement are secured by a cash collateral account held by BofA in an amount not less than 105% of the amount of the outstanding letters of credit. We expect to terminate the Letter of Credit Agreement with BofA after all outstanding letters of credit have been transferred to our new lender, Bank of the West.

On March 8, 2010 we entered into a new Loan and Security Agreement (the “New Loan Agreement”) with Bank of the West, providing for a $15.0 million revolving secured credit line. The New Loan Agreement is available for working capital, standby letters of credit and general corporate purposes through September 2012, assuming we satisfy certain terms and conditions at the time borrowings are requested. There is no assurance we will be able to satisfy these terms and conditions in the future. The interest rate on any future borrowings under the New Loan Agreement will be based on the bank’s prime rate or LIBOR, based on our financial condition at the time we elect to borrow. The New Loan Agreement includes a fee for the unused portion of the credit facility, which will vary depending on our borrowing base availability.

The New Loan Agreement is collateralized by substantially all of our assets and contains customary covenants, including minimum current ratio, minimum liquidity, minimum EBITDA and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The New Loan Agreement also contains customary events of default. Upon an event of default, the lenders would have the option of accelerating all obligations under the New Loan Agreement.

At March 31, 2010 we had no outstanding borrowings and $1.7 million in standby letters of credit under the New Loan Agreement. Standby letters of credit under the New Loan Agreement are secured by a cash collateral account held by Bank of the West in an amount not less than 105% of the amount of the outstanding letters of credit.

Off-Balance Sheet Arrangements

In the past, our discontinued commercial business would, from time-to-time, involve a third-party with lease and financing arrangements to assist customers in purchasing our products. While most of these financings were without recourse to Nautilus, in certain cases we offered a guarantee or other recourse provisions. At March 31, 2010 and December 31, 2009, the maximum contingent liability under all outstanding recourse provisions was approximately $1.4 million in each period.

Commitments and Contingencies

For a description of our commitments and contingencies, refer to Note 12 to the condensed consolidated financial statements in Item 1.

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

Our critical accounting policies have not changed from those discussed in our 2009 Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements had, or are reasonably likely to have, a material impact on our consolidated financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established a system of disclosure controls and procedures that is designed to ensure that information relating to the Company, which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this Form 10-Q. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of the legal proceedings that affect us, refer to Note 12 to the condensed consolidated financial statements in Part I, Item 1.

Item 1A.	Risk Factors

Nautilus operates in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in our 2009 Form 10-K are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that are not considered material, and therefore not mentioned herein, may impair our business operations. If any of the risks described in our 2009 Form 10-K actually occur, our business, operating results and financial position could be harmed. There has not been a material change to the risk factors as set forth in our 2009 Form 10-K.

Item 6.	Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description

10.1	Asset Purchase Agreement dated as of February 18, 2010 between Nautilus, Inc. and Med-Fit Systems, Inc. – Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, as filed with the Commission on March 8, 2010.

10.2	Commercial License Agreement dated as of February 18, 2010 between Nautilus, Inc. and Med-Fit Systems, Inc.– Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, as filed with the Commission on March 8, 2010.

10.3	Lease Agreement dated as of February 19, 2010 between Nautilus, Inc. and Med-Fit Systems, Inc. – Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, as filed with the Commission on March 8, 2010.

10.4	Credit Agreement dated as of March 8, 2010 between Nautilus, Inc. and Bank of the West – Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, as filed with the Commission on March 8, 2010.

10.5	Security Agreement dated as of March 8, 2010 between Nautilus, Inc. and Bank of the West.– Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, as filed with the Commission on March 8, 2010.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.

May 12, 2010	By:	/s/ Edward J. Bramson
Date		Edward J. Bramson
Chairman and Chief Executive Officer (Principal Executive Officer)

May 12, 2010	By:	/s/ Kenneth L. Fish
Date		Kenneth L. Fish
Chief Financial Officer (Principal Financial Officer)