Form 10-Q
period 2010-06-30
NAUTILUS, INC.
filed 2010-08-16
CIK 1078207

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of issuer’s common stock outstanding as of July 30, 2010: 30,744,336

NAUTILUS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NAUTILUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$4,487	$7,289
Restricted cash	4,348	—
Trade receivables, net of allowances of $827 as of June 30, 2010 and $4,160 as of December 31, 2009	10,193	27,799
Inventories	16,281	13,119
Prepaids and other current assets	5,460	5,097
Income taxes receivable	334	13,178
Assets of discontinued operation held-for-sale	2,847	10,781

Total current assets	43,950	77,263
Restricted cash	—	4,933
Property, plant and equipment, net	5,562	8,042
Goodwill	2,796	2,794
Other intangible assets, net	19,806	20,838
Other assets	1,377	1,302

Total assets	$73,491	$115,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$18,332	$37,107
Accrued liabilities	7,277	10,744
Accrued warranty obligations, current portion	5,229	7,129
Deferred income tax liabilities	847	1,220

Total current liabilities	31,685	56,200
Income taxes payable	3,060	2,866
Deferred income tax liabilities - non-current	1,301	754
Warranty obligations - non-current	1,029	1,250
Other non-current liabilities	1,536	1,619

Total liabilities	38,611	62,689

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock - no par value, 75,000 shares authorized, 30,744 shares issued and outstanding at June 30, 2010 and December 31, 2009	4,668	4,414
Retained earnings	22,640	41,136
Accumulated other comprehensive income	7,572	6,933

Total stockholders’ equity	34,880	52,483

Total liabilities and stockholders’ equity	$73,491	$115,172

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$30,642	$40,102	$76,286	$94,157
Cost of sales	17,173	20,293	39,852	44,044

Gross profit	13,469	19,809	36,434	50,113

Operating expenses:
Selling and marketing	14,645	16,265	33,588	38,924
General and administrative	4,794	5,459	9,953	13,347
Research and development	788	1,211	1,591	2,634
Restructuring	—	11,796	—	13,845

Total operating expenses	20,227	34,731	45,132	68,750

Operating loss	(6,758)	(14,922)	(8,698)	(18,637)

Other income and expenses:
Interest income	—	1	11	10
Interest expense	—	(1)	—	(148)
Other expense	(35)	(90)	(59)	(382)

Total other expenses	(35)	(90)	(48)	(520)

Loss from continuing operations before income taxes	(6,793)	(15,012)	(8,746)	(19,157)
Income tax expense (benefit)	201	(334)	619	945

Loss from continuing operations	(6,994)	(14,678)	(9,365)	(20,102)
Discontinued operation:
Loss from discontinued operation	(3,663)	(6,469)	(9,050)	(14,398)
Income tax expense (benefit) from discontinued operation	48	(376)	81	90

Loss from discontinued operation, net of tax	(3,711)	(6,093)	(9,131)	(14,488)

Net loss	$(10,705)	$(20,771)	$(18,496)	$(34,590)

Loss per share from continuing operations:
Basic and diluted	$(0.23)	$(0.48)	$(0.30)	$(0.66)
Loss per share from discontinued operation:
Basic and diluted	$(0.12)	$(0.20)	$(0.30)	$(0.47)
Loss per share:
Basic and diluted	$(0.35)	$(0.68)	$(0.60)	$(1.13)
Weighted average shares outstanding:
Basic and diluted	30,744	30,614	30,744	30,614

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Loss from continuing operations	$(9,365)	$(20,102)
Loss from discontinued operation	(9,131)	(14,488)

Net loss	(18,496)	(34,590)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,510	6,052
Allowance for doubtful accounts	1,043	1,302
Inventory lower-of-cost-or-market adjustments	1,595	1,350
Stock-based compensation expense	254	836
Loss (gain) on asset disposals	181	(114)
Reduction of previously-estimated loss on disposal of assets of commercial business	(2,338)	—
Writeoff of abandoned leasehold improvements and other assets	—	9,516
Deferred income taxes, net of valuation allowances	388	771
Changes in operating assets and liabilities:
Trade receivables	16,090	27,379
Inventories	(1,204)	10,960
Prepaid and other current assets	1,166	2,029
Income taxes	12,872	10,631
Trade payables	(18,830)	(12,106)
Accrued liabilities, including warranty obligations	(4,737)	(2,731)

Net cash provided by (used in) operating activities	(8,506)	21,285

Cash flows from investing activities:
Proceeds from sale of discontinued operation	3,825	—
Proceeds from other asset sales	16	194
Purchases of equipment	(116)	(1,142)
Net decrease in restricted cash	586	—

Net cash provided by (used in) investing activities	4,311	(948)

Cash flows from financing activities:
Net decrease in short-term borrowings	—	(17,944)
Bank financing fees	(271)	(75)

Net cash used in financing activities	(271)	(18,019)

Net effect of currency exchange rate changes	1,664	(82)

Net increase (decrease) in cash and cash equivalents	(2,802)	2,236
Cash and cash equivalents, beginning of period	7,289	5,547

Cash and cash equivalents, end of period	$4,487	$7,783

Supplemental disclosure of cash flow information:
Cash refunded for income taxes	$12,708	$10,397

Cash paid for interest	$—	$227

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) General Information

Basis of Consolidation and Presentation

The accompanying condensed consolidated financial statements present the financial position, results of operations, and cash flows of Nautilus, Inc. and its subsidiaries (collectively, “Nautilus” or the “Company”), all of which are wholly-owned. Intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have not been audited. Nautilus has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes the disclosures are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Nautilus as of June 30, 2010 and December 31, 2009, results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. Interim results are not necessarily indicative of results for a full year. The Company’s revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding the Company’s operating results pertains to its continuing operations.

Liquidity

At June 30, 2010, the Company had $4.5 million of cash and cash equivalents. Typically, the Company’s principal sources of liquidity are cash and cash equivalents, as well as cash flows provided by operations. However, the Company has had continued losses since 2007 and did not generate positive cash flows from operations in the first six months of 2010. Cash used in operating activities was $8.5 million for the first six months of 2010, compared to cash provided by operating activities of $21.3 million for the first six months of 2009 and $14.8 million and $5.6 million for the years ended December 31, 2009 and 2008, respectively. The Company generated positive operating cash flows despite reporting significant net losses in each of these prior periods, primarily by significantly reducing past due receivables and excess inventories.

In July 2010, within the terms of its loan agreement with Bank of the West, the Company elected to uncollateralize certain standby letters of credit, which released approximately $2.1 million of previously restricted cash. In August 2010, the Company completed its transition to a new primary consumer credit financing provider, which management expects will result in the improved availability of credit for Nautilus customers. In addition, the Company is considering a loan agreement with investment funds controlled by Sherborne Investors LP, a related party, to provide approximately $5.0 million in additional cash for the Company’s future operating needs, subject to consideration and approval by the independent members of the Company’s Board of Directors.

The Company currently is in compliance with the financial covenants of its loan agreement with Bank of the West. However, there is no assurance that the Company will remain in compliance with such covenants in the future.

Management believes that sufficient funds will be available to meet the Company’s expected cash needs for at least the next twelve months, based on cash currently on hand, the release of restricted cash, proceeds from expected borrowings, anticipated cash flows from operations, and estimated proceeds from the sale of certain remaining assets of the commercial business discontinued operation. However, there is no assurance that such funds will be sufficient for the Company’s operating needs.

New Accounting Pronouncements

No new accounting pronouncements since December 31, 2009 had, or are reasonably likely to have, a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications

The results of the commercial business, including directly-related restructuring expenses, have been reclassified as discontinued operations in the Company’s financial statements for all periods presented.

(2) Discontinued Operation

On September 25, 2009, in light of continuing operating losses in its commercial business and in order to focus exclusively on management of its direct and retail consumer businesses, the Company committed to a plan for the complete divestiture of its commercial business, which qualified for held-for-sale accounting treatment. The commercial business is presented as a discontinued operation in the Company’s condensed consolidated statements of operations for all periods.

In the second quarter and first six months of 2010, the Company recognized reductions in the amount of pre-tax loss previously estimated in connection with the disposal of its commercial business of $1.1 million and $2.3 million, respectively. Following is a summary of the operating results of the discontinued commercial business for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Revenue	$1,392	$20,687	$11,227	$38,718

Loss before income taxes	(4,783)	(6,469)	(11,388)	(14,398)
Reduction of previously-estimated disposal loss	1,120	—	2,338	—
Income tax (expense) benefit	(48)	376	(81)	(90)

Loss from discontinued operation	$(3,711)	$(6,093)	$(9,131)	$(14,488)

Assets of discontinued operation held-for-sale and related disposal loss impairments as of June 30, 2010 were as follows:

(In thousands)	Inventory	Property, Plant and Equipment	Total
Carrying value before impairment adjustment	$2,106	$3,692	$5,798
Disposal loss impairment	(1,185)	(1,766)	(2,951)

Assets of discontinued operation held-for-sale, net	$921	$1,926	$2,847

The Company expects to incur additional cash charges related to its planned divestiture of the commercial business, including estimated employee termination severance payments of approximately $0.6 million and estimated termination charges for leases and other commercial contract obligations of approximately $0.6 million, which have not been recognized because such liabilities have not yet been incurred. The amounts of such additional costs in future periods may differ from these estimates depending on changes that may occur in the underlying facts and circumstances, and the amount of the difference may be material.

(3) Restructuring Activities and Exit Costs

In the first quarter of 2009, Nautilus announced a new restructuring plan aimed at further reducing operating costs and improving the overall alignment of spending with expected revenues. The plan impacted all Company functions through personnel reductions and other cost-saving initiatives, including the discontinuation of certain product lines, the abandonment of certain information technology software and reductions in leased office space. No significant restructuring expenses were incurred in the three and six months ended June 30, 2010.

The following is a summary of restructuring expenses in the three and six months ended June 30, 2009:

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2009	2009
Employee severance costs	$462	$462
Abandonment of information technology software and related service agreements	—	1,799
Facility lease termination costs and other lease obligations	2,367	2,617
Abandonment of leasehold improvements	8,028	8,028
Contract termination costs	939	939

Total restructuring expense	$11,796	$13,845

The following is a summary of liabilities for exit costs, including amounts related to discontinued operations, which are included in “Accrued liabilities” and “Other non-current liabilities” in the Company’s condensed consolidated balance sheets:

(In thousands)	Severance Costs	Facilities and Other Leases	Total Liabilities
Balance as of January 1, 2009	$1,684	$—	$1,684
Accruals	563	5,230	5,793
Payments	(1,884)	(3,530)	(5,414)

Balance as of December 31, 2009	363	1,700	2,063
Accruals	875	635	1,510
Payments	(1,077)	(647)	(1,724)

Balance as of June 30, 2010	$161	$1,688	$1,849

(4) Inventories

Inventories consisted of the following at June 30, 2010 and December 31, 2009:

(In thousands)	June 30, 2010	December 31, 2009
Finished goods	$14,525	$11,850
Parts and components	1,756	1,269

	$16,281	$13,119

Inventories are stated net of valuation allowances primarily for excess parts of $0.7 million at June 30, 2010 and $0.7 million at December 31, 2009. For the three-month periods ended June 30, changes in inventory valuation allowances decreased cost of sales by $0.1 million in 2010 and increased cost of sales by $0.5 million in 2009. For the six-month periods ended June 30, changes in inventory valuation allowances were not significant in 2010 and increased cost of sales by $0.3 million in 2009.

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following at June 30, 2010 and December 31, 2009:

		June 30, 2010			December 31, 2009
(In thousands)	Estimated useful life (in years)	Cost	Accumulated Depreciation	Carrying Value	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	5 to 20	$2,560	$(1,035)	$1,525	$2,767	$(909)	$1,858
Computer equipment and software	2 to 5	39,181	(37,062)	2,119	41,225	(37,635)	3,590
Machinery and equipment	3 to 5	8,480	(6,897)	1,583	8,393	(6,823)	1,570
Furniture and fixtures	5	1,061	(803)	258	2,573	(2,103)	470
Construction in process	N/A	77	—	77	554	—	554

Total		$51,359	$(45,797)	$5,562	$55,512	$(47,470)	$8,042

(6) Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following at June 30, 2010 and December 31, 2009:

(In thousands)	Estimated useful life (in years)	June 30, 2010	December 31, 2009
Goodwill	N/A	$2,796	$2,794

Other intangible assets:
Indefinite life trademarks	N/A	$9,052	$9,052
Patents	1 to 16	18,154	18,154

Total cost		27,206	27,206

Accumulated amortization - patents		(7,400)	(6,368)

		$19,806	$20,838

Nautilus reviews goodwill and other indefinite-lived intangible assets for impairment in the fourth quarter of each year, or more frequently when events or changes in circumstances indicate the assets may be impaired. The change in goodwill since December 31, 2009 is due to currency exchange rate fluctuations.

(7) Product Warranties

The Company’s products carry limited, defined warranties for defects in materials or workmanship which, according to their terms, generally obligate Nautilus to pay the costs of supplying and shipping replacement parts to customers and, in certain instances, pay for labor and other costs to service products. Outstanding product warranty periods range from sixty days to the lifetime of certain product components. Changes in the Company’s product warranty liability for the three- and six-month periods ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Balance at beginning of period	$6,988	$16,333	$8,379	$17,837
Accruals and adjustments	156	1,732	(19)	2,679
Payments	(886)	(3,927)	(2,102)	(6,378)

Balance at end of period	$6,258	$14,138	$6,258	$14,138

(8) Borrowings

On December 29, 2009, the Company entered into a Letter of Credit Agreement (the “Letter of Credit Agreement”) with Bank of America (“BofA”). The Letter of Credit Agreement provides up to $6.0 million in standby letters of credit and expires on December 31, 2010 (“Expiration Date”). BofA will issue standby letters of credit, with a maximum maturity not to exceed 365 days beyond the Expiration Date. At June 30, 2010, the Company had $1.9 million in standby letters of credit issued under the Letter of Credit Agreement. Standby letters of credit under the Letter of Credit Agreement are secured by a cash collateral account held by BofA in an amount not less than 105% of the amount of the outstanding letters of credit.

On March 8, 2010, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Bank of the West, providing for a $15.0 million maximum revolving secured credit line. The amount available for borrowings in any given quarter is dependent upon the amount of qualified accounts receivable and inventory as of the end of the preceding quarter. The Loan Agreement is available for working capital, standby letters of credit and general corporate purposes through August 2012, assuming the Company satisfies certain terms and conditions at the time borrowings are requested. The interest rate on any future borrowings under the Loan Agreement will be based on the bank’s prime rate or LIBOR and the Company’s financial condition at the time it elects to borrow. The Loan Agreement includes a fee for the unused portion of the credit facility, which fee will vary depending on the Company’s borrowing base availability.

The Loan Agreement is collateralized by substantially all of the Company’s assets and contains customary covenants, including minimum current ratio, minimum liquidity, minimum EBITDA and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lender would have the option of accelerating all obligations under the Loan Agreement. Standby letters of credit under the Loan Agreement are treated as a reduction of the Company’s available borrowing base and are subject to covenant testing. If standby letters of credit are secured by a cash collateral account held by Bank of the West in an amount not less than 105% of the amount of the outstanding letters of credit and there are no outstanding borrowings under the Loan Agreement, then covenant testing is not applicable. In August 2010, the Company completed an amendment to the Loan Agreement, which specifies separate financial covenants that would be applicable in the event there are outstanding non-cash collateralized standby letters of credit and no outstanding borrowings. The amendment is effective upon receipt of no less than $5.0 million in cash proceeds from new third-party borrowings.

At June 30, 2010, the Company had no outstanding borrowings and $1.9 million in cash collateralized standby letters of credit under the Loan Agreement. At June 30, 2010, the Company was in compliance with the financial covenants; however there is no assurance that the Company would be in compliance with the financial covenants in the foreseeable future such that it could access the credit facility if the need were to arise or, absent a waiver from the bank, avoid cash collateralizing its outstanding letters of credit.

In August 2010, the Company completed an amendment to the Loan Agreement which specifies more lenient financial covenants, compliance with which is expected to permit the Company to maintain outstanding standby letters of credit without a requirement for cash collateral. The amendment to the Loan Agreement restricts the Company’s ability to borrow under the Loan Agreement absent compliance with the pre-amendment covenants. The separate financial covenants are applicable for compliance measurement periods through March 31, 2011. The Loan Amendment also requires the Company to secure $5 million of unsecured indebtedness, subordinated to the Loan Agreement, as additional working capital on or before September 16, 2010.

(9) Loss Per Share

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated based on the weighted-average number of common shares outstanding, after giving effect to the potential dilution that could occur upon exercise of dilutive securities, as determined using the treasury stock method.

Following is a calculation of basic and diluted loss per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Numerator:
Loss from continuing operations	$(6,994)	$(14,678)	$(9,365)	$(20,102)
Loss from discontinued operation	(3,711)	(6,093)	(9,131)	(14,488)

Net loss	$(10,705)	$(20,771)	$(18,496)	$(34,590)

Denominator:
Basic and diluted shares outstanding	30,744	30,614	30,744	30,614

Calculations:
Loss per share from continuing operations - basic and diluted	$(0.23)	$(0.48)	$(0.30)	$(0.66)

Loss per share from discontinued operation - basic and diluted	$(0.12)	$(0.20)	$(0.30)	$(0.47)

Net loss per share - basic and diluted	$(0.35)	$(0.68)	$(0.60)	$(1.13)

Potentially dilutive average shares of 1.3 million and 1.9 million for the three months ended June 30, 2010 and 2009, respectively, were not included in the computation of diluted loss per share because they would have been antidilutive, reducing the amount of loss per share. Potentially dilutive average shares of 1.3 million and 2.0 million for the six months ended June 30, 2010 and 2009, respectively, were not included in the computation of diluted loss per share because they would have been antidilutive, reducing the amount of loss per share.

(10) Comprehensive Loss

Following is a summary of the components of comprehensive loss, net of income taxes, for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Net loss	$(10,705)	$(20,771)	$(18,496)	$(34,590)
Foreign currency translation adjustments	201	812	639	(37)

Comprehensive loss	$(10,504)	$(19,959)	$(17,857)	$(34,627)

(11) Reportable Segments and Related Information

The Company has two reportable segments: Direct and Retail, each representing a distinct marketing distribution channel. The Company’s direct business offers its products directly to consumers in the United States and Canada through direct-response advertising, catalogs and the Internet. The Company’s retail business offers its products through a network of third-party retailers located in the United States and internationally, as well as Internet-based merchants. The Company’s commercial business is reported as a discontinued operation and is not a reportable segment. Contribution is the measure of profit or loss used by the Company’s chief operating decision maker, and is defined as net sales, less product costs and operating expenses directly attributable to the segment. Segment operating expenses include employment costs, selling and marketing expenses, general and administrative expenses and research and development expenses solely related to direct and retail business unit operations. Restructuring expenses are unallocated to allow for better comparisons of segment operating results among periods. Summary information by operating segment for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Net sales:
Direct	$18,443	$28,200	$46,946	$68,916
Retail	11,820	11,356	27,751	23,904
Unallocated corporate (royalty income)	379	546	1,589	1,337

Consolidated net sales	$30,642	$40,102	$76,286	$94,157

Contribution:
Direct	$(4,978)	$577	$(6,514)	$3,315
Retail	1,333	1,191	3,593	2,574
Unallocated corporate	379	196	1,589	642

Consolidated contribution	$(3,266)	$1,964	$(1,332)	$6,531

Reconciliation of consolidated contribution to loss from continuing operations:
Consolidated contribution	$(3,266)	$1,964	$(1,332)	$6,531
Less unallocated corporate expenses:
Selling and marketing	—	(424)	—	(575)
General and administrative	(3,461)	(4,279)	(7,302)	(9,874)
Research and development	(31)	(387)	(64)	(874)
Restructuring	—	(11,796)	—	(13,845)
Other	(35)	(90)	(48)	(520)
Income taxes	(201)	334	(619)	(945)

Loss from continuing operations	$(6,994)	$(14,678)	$(9,365)	$(20,102)

(12) Commitments and Contingencies

Legal Matters

The Company is party to various legal proceedings arising from normal business activities. In addition, the Company’s tax filings are subject to audit by authorities in the jurisdictions where it conducts business, which may result in assessments of additional taxes. Management believes it has adequately provided for obligations that would result from these legal and tax proceedings where it is probable the Company will pay some amount and such amount can be reasonably estimated. In some cases, however, it is too early to predict a final outcome. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s financial position, results of operations or cash flows.

Guarantees, Commitments and Off-Balance Sheet Arrangements

The Company has long lead times for inventory purchases and therefore needs to secure factory capacity from its suppliers in advance. At June 30, 2010, the Company had approximately $10.5 million in non-cancellable market-based purchase obligations, all of which were for inventory purchases expected to be received during the remainder of 2010.

Prior to its divestiture, the Company’s discontinued commercial business would, from time-to-time, involve a third-party with lease and financing arrangements to assist customers in purchasing products. While these financings generally were without recourse to Nautilus, in certain cases the Company offered a guarantee or other recourse provisions. At June 30, 2010, the maximum potential liability under all outstanding recourse provisions was approximately $1.1 million. The Company is not aware of any circumstances or events that have occurred for which it would be liable under these recourse provisions.

At June 30, 2010, the Company had $3.8 million in outstanding commercial letters of credit expiring through September 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). All references to the second quarters of 2010 and 2009 mean the three-month periods ended June 30, 2010 and 2009, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

Our results of operations may vary significantly from period-to-period. Our revenues will fluctuate due to the seasonality of our industry; customer buying patterns; product innovation; the nature and level of competition for health and fitness products; our ability to procure products to meet customer demand; and the level of spending on, and effectiveness of, our media and advertising programs. In addition, our operating results are highly susceptible to the availability of consumer credit, both in the U.S. and Canada, the overall condition of the U.S. economy and economies of other countries where we market our products, by fluctuations in the costs or availability of materials used to manufacture our products, changes in fuel prices, changes in the cost of distribution or other services, variations in our product sales mix and the relative success of strategies we employ to improve the efficiency and effectiveness of our organization. Historically, our operating expenses have been influenced by media costs to produce and broadcast our advertisements, facility costs, operating costs of our information and communications systems, costs to develop and maintain our Internet websites, bad debt expenses, costs related to attracting and retaining key personnel, asset impairment losses and restructuring charges.

As a result of the above and other factors, our period-to-period operating results may not be indicative of our future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry, in the current and expected future economic environments. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. For more information, see our discussion of Risk Factors located at Part I, Item 1A of our 2009 Form 10-K.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “intend,” “estimate,” “will,” “should,” “could,” and other terms of similar meaning typically identify forward-looking statements. The forward-looking statements in this Form 10-Q include, without limitation, statements regarding improved availability of consumer credit for our customers through our new primary consumer credit financing provider, the anticipated termination of our agreement with our former primary consumer credit financing provider, our plans and expectations regarding borrowing agreements, our new product development strategies and our plans for achieving future profitability. Forward-looking statements also include any statements related to our expectations regarding future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, expenses and gross margins, timing and availability of consumer credit financing offered through third parties, expense as a percentage of revenue, profits or losses, new product introductions, capital expenditures, cost reduction plans, financing and working capital requirements and resources. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part II, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), as supplemented or amended by our quarterly reports on Form 10-Q, which are incorporated herein by reference. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

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

Overview

Nautilus is a fitness products company providing innovative, quality solutions to help people achieve a fit and healthy lifestyle. We are a leading designer, developer and marketer of fitness products sold around the world. We believe our brands are some of the strongest in the industry. We market our products through two business segments: direct and retail. Our direct business offers products directly to consumers in the United States and Canada through direct-response advertising, catalogs and the Internet. Our retail business offers our products for resale to consumers through a network of third-party retailers located in the United States and internationally, as well as Internet-based merchants.

During the third quarter of 2009, we committed to a plan for the complete divestiture of our commercial business with the expectation that successful completion of this plan would improve our overall operating results. Consequently, our commercial business has been classified as a discontinued operation. Our commercial business offered products to health clubs, schools, hospitals and other organizations. The disposition of most commercial business assets has been completed and we expect to dispose of the small amount of remaining assets over the remainder of this year.

Now we are focusing our resources exclusively on supplying fitness equipment to consumers through our direct and retail sales channels, which we believe offer the best prospects for achieving profitability in the future. We will continue to invest in new product development when opportunities arise for us to bring new and innovative products to consumers. Currently, our new product development efforts focus on three key areas of physical fitness and personal health: strength, cardio and stretching, and aim to deliver to customer expectations of simplicity, efficient results and space considerations - all at an affordable price. Our new product development strategies leverage our existing strong array of brands and internally-developed features and innovations, as well as the potential acquisition of third-party technologies.

We purchase the products we sell from third-party manufacturers, mainly located in Asia. The contractual agreement with our largest supplier expires on December 31, 2010, and we are in the process of negotiating an extension of the current agreement.

Loss from continuing operations improved in the second quarter of 2010, compared to the same period last year. The year-over-year improvement was driven mainly by significant restructuring expenses incurred in the second quarter of last year. While we have been able to significantly reduce operating expenses over the past two years, the improvements have not been enough to offset sales declines.

During the second quarter of 2010, sales in our direct business declined by approximately 35%, as compared to the same period last year, mainly due to a 40% year-over-year decline in credit approval rates by our primary third-party consumer credit financing provider during the respective periods. Our direct sales results in the second quarter of 2010 were further impacted by our decision to reduce advertising expenditures until credit programs through our new primary consumer credit financing provider became available later in the year.

We believe that a major challenge facing our direct business is the availability of financing to our customers from our third-party consumer credit financing providers. Our third-party consumer credit financing providers offer revolving credit arrangements to qualified customers of our direct business in order to finance their purchases. The third-party financing provider determines when to approve financing, as well as the timing of payments, interest rate, fees and other terms and conditions of the customer’s credit account. The third-party financing provider is the sole owner of the customer’s credit account, which is without recourse to Nautilus in the event the account becomes uncollectible, except in limited circumstances, such as fraud. In June 2010, we entered into an agreement with a secondary third-party consumer credit financing provider to offer financing to customers with respect to credit applications which have been declined by our primary third-party consumer credit financing provider. In August 2010, we transitioned to a new primary third-party consumer financing provider, which management expects will result in the improved availability of credit for customers of our direct business, and we expect to fully complete the implementation in September 2010.

Sales in our retail business in the second quarter of 2010 improved over the same period last year, mainly due to customer demand for our newly-redesigned fitness bikes and elliptical products, increased sales of our free weight products and sales to new customers.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2010 and 2009

The tables below set forth selected financial information derived from our condensed consolidated financial statements. The discussion that follows should be read in conjunction with our condensed consolidated financial statements and the related notes. All comparisons to prior year results are in reference to continuing operations only in each period, unless otherwise indicated.

	(Unaudited and in thousands)
	Three Months Ended June 30,
	2010	2009	$ Change	% Change
Net sales	$30,642	$40,102	$(9,460)	(23.6)%
Cost of sales	17,173	20,293	(3,120)	(15.4)%

Gross profit	13,469	19,809	(6,340)	(32.0)%

Operating expenses:
Selling and marketing	14,645	16,265	(1,620)	(10.0)%
General and administrative	4,794	5,459	(665)	(12.2)%
Research and development	788	1,211	(423)	(34.9)%
Restructuring	—	11,796	(11,796)	(100.0)%

Total operating expenses	20,227	34,731	(14,504)	(41.8)%

Operating loss	(6,758)	(14,922)	8,164	(54.7)%

Other income and expenses:
Interest income	—	1	(1)	(100.0)%
Interest expense	—	(1)	1	(100.0)%
Other expenses	(35)	(90)	55	(61.1)%

Total other expenses	(35)	(90)	55	(61.1)%

Loss from continuing operations before income taxes	(6,793)	(15,012)	8,219	(54.7)%
Income tax expense (benefit)	201	(334)	535	(160.2)%

Loss from continuing operations	(6,994)	(14,678)	7,684	(52.4)%

Loss from discontinued operation, net of tax	(3,711)	(6,093)	2,382	(39.1)%

Net loss	$(10,705)	$(20,771)	$10,066	(48.5)%

	(Unaudited and in thousands)
	Three Months Ended June 30,
	2010	2009	$ Change	% Change
Net sales:
Direct business	$18,443	$28,200	$(9,757)	(34.6)%
Retail business	11,820	11,356	464	4.1%
Unallocated corporate (royalty income)	379	546	(167)	(30.6)%

Total net sales	$30,642	$40,102	$(9,460)	(23.6)%

Gross profit:
Direct business	$9,972	$16,509	$(6,537)	(39.6)%
Retail business	3,116	3,104	12	0.4%
Unallocated corporate	381	196	185	94.4%

Total gross profit	$13,469	$19,809	$(6,340)	(32.0)%

Gross profit margin (% of net sales):
Direct business	54.1%	58.5%	(4.4)	%points
Retail business	26.4%	27.3%	(0.9)	%points
Total gross profit margin	44.0%	49.4%	(5.4)	%points

Direct business

Net sales of our direct business were $18.4 million in the second quarter of 2010, a decrease of $9.8 million, or 34.6%, compared to direct net sales of $28.2 million in the second quarter of 2009. The decrease in direct net sales was attributable primarily to a 40% year-over-year decrease in the rate of customer credit approvals by our primary third-party consumer credit financing provider during the respective periods.

Gross profit margin of our direct business was 54.1% in the second quarter of 2010, a decrease of 4.4 percentage points compared to the second quarter of 2009. The comparative decrease in direct gross profit margin was attributable primarily to increased sales discounts, as well as lower sales volume.

Retail business

Net sales of our retail business were $11.8 million in the second quarter of 2010, an increase of $0.5 million, or 4.1%, compared to retail net sales $11.4 million in the second quarter of 2009. The increase in retail net sales was attributable primarily to customer demand for our newly-redesigned fitness bikes and elliptical products, increased sales of our free weight products and sales to new customers.

Gross profit margin of our retail business was 26.4% in the second quarter of 2010, a decrease of 0.9 percentage points compared to the second quarter of 2009. Higher retail gross profit margin in the second quarter last year was attributable primarily to adjustments to previously-recognized reserves for warranty costs.

Operating Expenses

Operating expenses in the second quarter of 2010 were $20.2 million, a decrease of $14.5 million, or 41.8%, compared to the second quarter of 2009, primarily due to $11.8 million in expenses associated with restructuring activities in the second quarter of 2009. Cost saving initiatives, as well as reduced selling and marketing costs as we continued to better align those expenses with expected revenue, contributed to a decrease in operating expenses of approximately $2.7 million, or 7.8%, as compared to the second quarter of 2009.

Selling and Marketing

Selling and marketing expenses were $14.6 million in the second quarter of 2010, a decrease of $1.6 million, or 10.0%, compared to the second quarter of 2009. Advertising expense of our direct business in the second quarter of 2010 was $9.6 million, a decrease of $0.4 million, or 4.3%, compared to the second quarter of 2009. The comparative decrease in advertising expense of our direct business primarily was attributable to management’s decision to scale back television media spending until credit programs through our new primary consumer credit financing provider became available later in the year. Third-party consumer credit financing fees decreased by approximately $0.3 million, primarily due to reduced credit approvals. Combined, cost-saving initiatives and lower sales volumes reduced selling and marketing expenses by approximately $0.9 million in the second quarter of 2010, compared to the second quarter of 2009.

General and Administrative

General and administrative expenses were $4.8 million in the second quarter of 2010, a decrease of $0.7 million, or 12.2%, compared to the second quarter of 2009, primarily due to cost-saving initiatives aimed at reductions in personnel, occupancy cost, insurance expense, outside services and depreciation and amortization expense.

Research and Development

Research and development expenses were $0.8 million in the second quarter of 2010, a decrease of $0.4 million, or 34.9%, compared to the second quarter of 2009, primarily due to personnel reductions undertaken as part of our cost-saving initiatives.

Restructuring

No restructuring costs were incurred in the second quarter of 2010. In the second quarter of 2009, restructuring expense included an $8.0 million impairment charge for abandoned leasehold improvements in space we are no longer using at our Vancouver, Washington headquarters facility; $2.4 million in facility lease termination costs and other lease obligations associated with the reduction of leased space at our headquarters facility and our vacated manufacturing and distribution facilities in Tulsa, Oklahoma; contract termination costs of $0.9 million related to a warehouse distribution service agreement for our U.S. parts; and $0.5 million in severance costs related to personnel reductions.

Interest expense

We repaid all amounts outstanding under our prior financing agreement in December 2009, and have not borrowed under our current financing agreement with Bank of the West. As a result, we did not incur interest expense in the second quarter of 2010, compared to a nominal amount of interest expense in the second quarter of 2009.

Income Tax Expense

Income tax expense was $0.2 million in the second quarter of 2010, compared to income tax benefit of $0.3 million in the second quarter of 2009. Income tax expense for the second quarter of 2010 primarily relates to taxable income generated outside of the United States.

We increased our valuation allowance in the second quarters of 2010 and 2009 to reduce U.S. deferred income tax assets generated during the respective periods to their anticipated net realizable value. As a result, we did not recognize U.S. income tax benefits associated with our operating losses in the second quarter of 2010 and recognized only a modest benefit in the second quarter of 2009.

Discontinued Operation

In connection with the exit of our commercial business, we recorded a loss from discontinued operation, net of income taxes, of $3.7 million in the second quarter of 2010, compared to a loss of $6.1 million in the second quarter of 2009. Loss from discontinued operations for the second quarter of 2010 is net of a $1.1 million reduction in the amount of pre-tax impairments previously estimated in connection with the disposal of our commercial business.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009

The tables below set forth selected financial information derived from our condensed consolidated financial statements. The discussion that follows should be read in conjunction with our condensed consolidated financial statements and the related notes. All comparisons to prior year results are in reference to continuing operations only in each period, unless otherwise indicated.

	(Unaudited and in thousands)
	Six Months Ended June 30,
	2010	2009	$ Change	% Change
Net sales	$76,286	$94,157	$(17,871)	(19.0)%
Cost of sales	39,852	44,044	(4,192)	(9.5)%

Gross profit	36,434	50,113	(13,679)	(27.3)%

Operating expenses:
Selling and marketing	33,588	38,924	(5,336)	(13.7)%
General and administrative	9,953	13,347	(3,394)	(25.4)%
Research and development	1,591	2,634	(1,043)	(39.6)%
Restructuring	—	13,845	(13,845)	(100.0)%

Total operating expenses	45,132	68,750	(23,618)	(34.4)%

Operating loss	(8,698)	(18,637)	9,939	(53.3)%

Other income and expenses:
Interest income	11	10	1	10.0%
Interest expense	—	(148)	148	(100.0)%
Other expenses	(59)	(382)	323	(84.6)%

Total other expenses	(48)	(520)	472	(90.8)%

Loss from continuing operations before income taxes	(8,746)	(19,157)	10,411	(54.3)%
Income tax expense	619	945	(326)	(34.5)%

Loss from continuing operations	(9,365)	(20,102)	10,737	(53.4)%

Loss from discontinued operation, net of tax	(9,131)	(14,488)	5,357	(37.0)%

Net loss	$(18,496)	$(34,590)	$16,094	(46.5)%

	(Unaudited and in thousands)
	Six Months Ended June 30,
	2010	2009	$ Change	% Change
Net sales:
Direct business	$46,946	$68,916	$(21,970)	(31.9)%
Retail business	27,751	23,904	3,847	16.1%
Unallocated corporate (royalty income)	1,589	1,337	252	18.8%

Total net sales	$76,286	$94,157	$(17,871)	(19.0)%

Gross profit:
Direct business	$27,513	$42,164	$(14,651)	(34.7)%
Retail business	7,330	7,307	23	0.3%
Unallocated corporate	1,591	642	949	147.8%

Total gross profit	$36,434	$50,113	$(13,679)	(27.3)%

Gross profit margin (% of net sales):
Direct business	58.6%	61.2%	(2.6)	% points
Retail business	26.4%	30.6%	(4.2)	% points
Total gross profit margin	47.8%	53.2%	(5.4)	% points

Direct business

Net sales of our direct business were $46.9 million for the six months ended June 30, 2010, a decrease of $22.0 million, or 31.9%, compared to direct net sales of $68.9 million for the six months ended June 30, 2009. The decrease in direct net sales was attributable primarily to a 38.0% year-over-year decrease in the rate of customer credit approvals by our primary third-party consumer credit financing provider during the respective periods.

Gross profit margin of our direct business was 58.6% for the six months ended June 30, 2010, a decrease of 2.6 percentage points compared to the six months ended June 30, 2009. The comparative decrease in direct gross profit margin was attributable primarily to increased sales discounts, as well as lower sales volume.

Retail business

Net sales of our retail business were $27.8 million for the six months ended June 30, 2010, an increase of $3.8 million, or 16.1%, compared to retail net sales of $23.9 million for the six months ended June 30, 2009. The increase in retail net sales was attributable primarily to customer demand for our newly-redesigned fitness bikes and elliptical products, the introduction of treadmills in the retail channel, increased sales of our free weight products and sales to new customers.

Gross profit margin of our retail business was 26.4% for the six months ended June 30, 2010, a decrease of 4.2 percentage points compared to the six months ended June 30, 2009. Higher gross profit margin in the first six months last year was attributable primarily to adjustments to certain previously-recognized reserves for warranty and freight costs, as well as lower sales discounts and allowances compared to the first six months of 2010.

Operating Expenses

Operating expenses for the six months ended June 30, 2010 were $45.1 million, a decrease of $23.6 million, or 34.4%, compared to the six months ended June 30, 2009, primarily due to $13.8 million in expenses associated with restructuring activities. Cost saving initiatives, as well as reduced selling and marketing costs as we continued to better align those expenses with expected revenue, contributed a decrease in operating expenses of approximately $9.8 million, or 14.2%, as compared to the first six months of 2009.

Selling and Marketing

Selling and marketing expenses were $33.6 million for the six months ended June 30, 2010, a decrease of $5.3 million, or 13.7%, compared to the six months ended June 30, 2009. Advertising expense of our direct business for the six months ended June 30, 2010 was $22.6 million, a decrease of $2.2 million, or 9.0%, compared to the six months ended June 30, 2009. The comparative decrease in advertising expense of our direct business primarily was attributable to management’s decision to scale back television media spending in order to balance the ability to convert customer leads into sales in the current environment, where advertising fees have increased over the same period last year while consumer financing approval rates have declined substantially. In addition, bad debt expense decreased by $0.6 million and third-party consumer credit financing fees decreased by $0.7 million, primarily due to lower credit approval rates. Combined, cost-saving initiatives and lower sales volumes reduced selling and marketing expenses by approximately $1.8 million in the first six months of 2010, compared to the first six months of 2009.

General and Administrative

General and administrative expenses were $10.0 million for the six months ended June 30, 2010, a decrease of $3.4 million, or 25.4%, compared to the six months ended June 30, 2009, primarily due to cost-saving initiatives aimed at reductions in personnel, occupancy cost, insurance expense, outside services and depreciation and amortization expense. General and administrative expenses for the six months ended June 30, 2009 were reduced by the resolution of a legal matter, which was settled for $0.8 million less than the amount previously estimated.

Research and Development

Research and development expenses were $1.6 million for the six months ended June 30, 2010, a decrease of $1.0 million, or 39.6%, compared to the six months ended June 30, 2009, primarily due to personnel reductions undertaken as part of our cost-saving initiatives.

Restructuring

No restructuring costs were incurred for the six months ended June 30, 2010. For the six months ended June 30, 2009, restructuring expense included an $8.0 million impairment charge for abandoned leasehold improvements in space we are no longer using at our Vancouver, Washington headquarters facility; $2.6 million in facility lease termination costs and other lease obligations associated with the reduction of leased space at our headquarters facility and our vacated manufacturing and distribution facilities in Tulsa, Oklahoma; $1.8 million in charges due to our abandonment of information technology software; contract termination costs of $0.9 million related to a warehouse distribution service agreement for our U.S. parts; and $0.5 million in severance costs related to personnel reductions.

Interest expense

We repaid all amounts outstanding under our prior financing agreement in December 2009, and have not borrowed under our current financing agreement with Bank of the West. As a result, we did not incur interest expense for the six months ended June 30, 2010, compared to interest expense of $0.1 million for the six months ended June 30, 2009.

Income Tax Expense

Income tax expense was $0.6 million for the six months ended June 30, 2010, compared to $0.9 million for the six months ended June 30, 2009. Income tax expense primarily relates to taxable income generated outside of the United States.

We increased our valuation allowance for the six months ended June 30, 2010 and 2009 to reduce U.S. deferred income tax assets generated during the respective periods to their anticipated net realizable value. As a result, we did not recognize U.S. income tax benefits associated with our operating losses in those periods.

Discontinued Operation

In connection with the exit of our commercial business, we recorded a loss from discontinued operation, net of income taxes, of $9.1 million for the six months ended June 30, 2010, compared to a loss of $14.5 million for the six months ended June 30, 2009. Loss from discontinued operations for the six months ended June 30, 2010, is net of a $2.3 million reduction in the amount of pre-tax impairments previously estimated in connection with the disposal of our commercial business.

LIQUIDITY AND CAPITAL RESOURCES

In summary, our cash flows were as follows (unaudited and in thousands):

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by (used in) operating activities	$(8,506)	$21,285
Net cash provided by (used in) investing activities	4,311	(948)
Net cash used in financing activities	(271)	(18,019)

At June 30, 2010, we had $4.5 million of cash and cash equivalents. Typically, our principal sources of liquidity are our cash and cash equivalents, as well as cash flows provided by our operations. However, we have had continued losses since 2007 and did not generate positive cash flows from operations in the first six months of 2010. Cash used in operating activities was

$8.5 million for the first six months of 2010, compared to cash provided by operating activities of $21.3 million for the first six months of 2009 and $14.8 million and $5.6 million for the years ended December 31, 2009 and 2008, respectively. We generated positive operating cash flows despite reporting significant net losses in each of these prior periods, primarily by significantly reducing past due receivables and excess inventories.

The economy’s impact on our operating results, especially the impact of decreased availability of credit for our customers, has been worse than we anticipated. While the restructuring strategies we implemented in recent years have resulted in substantial cost savings, they have not offset the full impact of the poor economic conditions and our decline in revenues. As a result of these and other factors, we cannot project when or if we might become profitable. Our return to profitability is highly dependent on numerous factors, including: improved global economic conditions, particularly in the U.S.; relaxed credit markets, including improved availability of credit for our customers; resumed growth in consumer spending on discretionary goods; increased consumer confidence; and our continued execution of cost reduction initiatives. In light of the aforementioned uncertainties, there can be no assurance that we will be able to generate sufficient positive cash flows in the future.

In July 2010, within the terms of our loan agreement with Bank of the West, we elected to uncollateralize certain standby letters of credit, which released approximately $2.1 million of previously restricted cash. In August 2010, we completed our transition to a new primary consumer credit financing provider, which management expects will result in the improved availability of credit for Nautilus customers. Currently, we are working with our former primary consumer credit financing provider in order to terminate our previous consumer credit financing agreement. In addition, we are considering a loan agreement with investment funds controlled by Sherborne Investors LP, a related party, to provide approximately $5.0 million in additional cash for our future operating needs, subject to consideration and approval by the independent members of our Board of Directors.

We currently are in compliance with the financial covenants of our loan agreement with Bank of the West. However, there is no assurance that we will remain in compliance with such covenants in the future.

Management believes that sufficient funds will be available to meet our expected cash needs for at least the next twelve months, based on cash currently on hand, the release of restricted cash, proceeds from expected borrowings, anticipated cash flows from operations, and estimated proceeds from the sale of certain remaining assets of our commercial business discontinued operation. However, there can be no assurance that such funds will be sufficient for our operating needs.

Cash used in operating activities of $8.5 million in the first six months of 2010 included: loss from continuing operations of $9.4 million, loss from discontinued operation, net of tax, of $9.1 million, and reductions in trade payables and accrued liabilities of $18.8 million and $4.7 million, respectively, partially offset by $12.9 million from income taxes and $16.1 million from the reduction of trade receivables. Significant reductions in trade receivables, trade payables and accrued liabilities in the first six months of 2010 largely resulted from winding down our commercial business discontinued operation.

Cash provided by operating activities of $21.3 million in the first six months of 2009 included significant reductions in trade receivables and inventories of $27.4 million and $11.0 million, respectively, as we reduced working capital invested in our commercial business, which was classified as a discontinued operation in the third quarter of 2009.

Cash provided by investing activities of $4.3 million in the first six months of 2010 included $3.8 million in proceeds from the sale of portions of our discontinued commercial business and $0.6 million from a reduction in the amount of restricted cash collateralizing our outstanding letters of credit. Cash used in investing activities of $0.9 million in the first six months of 2009 included $1.1 million for purchases of equipment, partially offset by $0.2 million in proceeds from sales of equipment.

Cash used in financing activities of $0.3 million in the first six months of 2010 consisted of financing costs related to our new bank agreement. Cash used in financing activities of $18.0 million in the first six months of 2009 consisted of repayments of borrowings under our former bank agreement.

Financing Arrangements

On December 29, 2009, we entered into a Letter of Credit Agreement (the “Letter of Credit Agreement”) with Bank of America (“BofA”). The Letter of Credit Agreement provides up to $6.0 million in standby letters of credit and expires on December 31, 2010 (“Expiration Date”). BofA will issue standby letters of credit, with a maximum maturity not to exceed 365 days beyond the Expiration Date. At June 30, 2010, we had $1.9 million in standby letters of credit issued under the Letter of Credit Agreement. Standby letters of credit under the Letter of Credit Agreement are secured by a cash collateral account held by BofA in an amount not less than 105% of the amount of the outstanding letters of credit.

On March 8, 2010, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Bank of the West, providing for a $15.0 million maximum revolving secured credit line. The amount available for borrowings in any given quarter is dependent upon the amount of qualified accounts receivable and inventory as of the end of the preceding quarter. The Loan Agreement is available for working capital, standby letters of credit and general corporate purposes through August 2012, assuming we satisfy certain terms and conditions at the time borrowings are requested. The interest rate on any future borrowings under the Loan Agreement will be based on the bank’s prime rate or LIBOR and our financial condition at the time we elect to borrow. The Loan Agreement includes a fee for the unused portion of the credit facility, which fee will vary depending on our borrowing base availability.

The Loan Agreement is collateralized by substantially all of our assets and contains customary covenants, including minimum current ratio, minimum liquidity, minimum EBITDA and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lender would have the option of accelerating all obligations under the Loan Agreement. Standby letters of credit under the Loan Agreement are treated as a reduction of our available borrowing base and are subject to covenant testing. If standby letters of credit are secured by a cash collateral account held by Bank of the West in an amount not less than 105% of the amount of the outstanding letters of credit and there are no outstanding borrowings under the Loan Agreement, then covenant testing is not applicable. In August 2010, we completed an amendment to the Loan Agreement, which specifies separate financial covenants that would be applicable in the event there are outstanding non-cash collateralized standby letters of credit and no outstanding borrowings. The amendment is effective upon receipt of no less than $5.0 million in cash proceeds from new third-party borrowings.

At June 30, 2010, we had no outstanding borrowings and $1.9 million in cash collateralized standby letters of credit under the Loan Agreement. At June 30, 2010, we were in compliance with the financial covenants; however, there is no assurance that we would be in compliance with the financial covenants in the foreseeable future such that we could access the credit facility if the need were to arise or, absent a waiver from the bank, avoid cash collateralizing our outstanding letters of credit.

In August 2010, we completed an amendment to the Loan Agreement which specifies more lenient financial covenants, compliance with which is expected to permit us to maintain outstanding standby letters of credit without a requirement for cash collateral. The amendment restricts our ability to borrow under the Loan Agreement absent compliance with the pre-amendment covenants. The separate financial covenants are applicable for compliance measurement periods through March 31, 2011. The Loan Amendment also requires us to secure $5 million of unsecured indebtedness, subordinated to the Loan Agreement, as additional working capital on or before September 16, 2010.

Off-Balance Sheet Arrangements

In the past, our discontinued commercial business would, from time-to-time, involve a third-party with lease and financing arrangements to assist customers in purchasing our products. While most of these financings were without recourse to Nautilus, in certain cases we offered a guarantee or other recourse provisions. At June 30, 2010 and December 31, 2009, the maximum contingent liability under all outstanding recourse provisions was approximately $1.1 million and $1.4 million, respectively.

Commitments and Contingencies

For a description of our commitments and contingencies, refer to Note 12 to the condensed consolidated financial statements in Item 1.

Seasonality

We expect our sales of fitness equipment products to vary seasonally. Sales are typically strongest in the first and fourth quarters, and are generally weakest in the second quarter. We believe the broadcast of national network season finales and seasonal weather patterns influence television viewership and cause our television commercials on national cable television to be less effective in the second quarter than in other periods of the year. In addition, during the spring and summer months, consumers tend to be more involved in outdoor activities, including exercise, which impacts sales of fitness equipment used indoors. This seasonality can have a significant effect on our operating results, inventory levels and working capital needs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not changed from those discussed in our 2009 Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements since December 31, 2009 had, or are reasonably likely to have, a material impact on our consolidated financial position, results of operations or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established a system of disclosure controls and procedures that is designed to ensure that information relating to the Company, which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this Form 10-Q. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the legal proceedings that affect us, refer to Note 12 to the condensed consolidated financial statements in Part I, Item 1.

Item 1A. Risk Factors

Nautilus operates in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in our 2009 Form 10-K are not the only risks and uncertainties we face. Additional risks and uncertainties that presently are not considered material or not known to us, and therefore not mentioned herein, may impair our business operations. If any of the risks described in our 2009 Form 10-K actually occur, our business, operating results and financial position could be harmed. There has not been a material change to the risk factors as set forth in our 2009 Form 10-K.

Item 5. Other Information

Given the timing of the event, the following information is included in this Form 10-Q pursuant to Item 1.01 of Form 8-K “Entry into a Material Definitive Agreement” in lieu of filing a Form 8-K.

On August 16, 2010, we entered into an amendment (the “Loan Amendment”) to our existing Loan Agreement with Bank of the West (the “Loan Agreement”) to obtain temporary relief with respect to certain financial covenants. The Loan Amendment relaxes our minimum EBITDA covenants and replaces our existing minimum liquidity covenant with a minimum cash on hand requirement. The amended covenants are effective for compliance measurement periods through our fiscal quarter ending March 31, 2011, after which the pre-amendment covenants will again apply. The Loan Amendment also restricts our ability to borrow under the Loan Agreement unless we remain in quarterly compliance with the pre-amendment covenants. We are currently in compliance with the pre-amendment financial covenants, however there is no assurance that we will remain in compliance in the future. The Loan Amendment also requires us to secure $5 million of unsecured indebtedness, subordinated to the Loan Agreement, as additional working capital on or before September 16, 2010.

The above is only a summary of the Loan Amendment and is qualified in its entirety by reference to the full text of the Loan Amendment.

Item 6. Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description

10.1	Private Label Consumer Credit Card Program Agreement, dated June 15, 2010, by and between Nautilus, Inc. and GE Money Bank (confidential treatment has been requested with respect to portions of this exhibit).

10.2	HELPcard Merchant Agreement, dated June 14, 2010, effective as of June 11, 2010, by and between Nautilus, Inc., and Dent-A-Med, Inc. (confidential treatment has been requested with respect to portions of this exhibit).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.

August 16, 2010	By:	/s/ Edward J. Bramson
Date		Edward J. Bramson
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 16, 2010	By:	/s/ Kenneth L. Fish
Date		Kenneth L. Fish
Chief Financial Officer
(Principal Financial Officer)