Form 10-Q
period 2010-09-30
NAUTILUS, INC.
filed 2010-11-09
CIK 1078207

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-25867

NAUTILUS, INC.
(Exact name of registrant as specified in its charter)

Washington	94-3002667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16400 S.E. Nautilus Drive
Vancouver, Washington 98683
(Address of principal executive offices, including zip code)

(360) 859-2900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   [ ]     No   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-Accelerated Filer	[ ]	Smaller Reporting Company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   [ ]     No   [x]

 Number of shares of issuer's common stock outstanding as of October 31, 2010: 30,744,336

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$14,485	$7,289
Restricted cash	494	—
Trade receivables, net of allowances of $574 as of September 30, 2010 and $4,160 as of December 31, 2009	12,580	27,799
Inventories	11,015	13,119
Prepaids and other current assets	5,274	5,097
Income taxes receivable	624	13,178
Assets of discontinued operation held-for-sale	794	10,781
Total current assets	45,266	77,263
Restricted cash	—	4,933
Property, plant and equipment, net	4,560	8,042
Goodwill	2,848	2,794
Other intangible assets, net	19,290	20,838
Other assets	1,378	1,302
Total assets	$73,342	$115,172
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$18,807	$37,107
Accrued liabilities	7,745	10,744
Warranty obligations, current portion	3,886	7,129
Deferred income tax liabilities	821	1,220
Total current liabilities	31,259	56,200
Long-term notes payable to a related party	5,009	—
Income taxes payable	3,015	2,866
Deferred income tax liabilities - non-current	1,341	754
Warranty obligations - non-current	1,009	1,250
Other non-current liabilities	1,519	1,619
Total liabilities	43,152	62,689
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock - no par value, 75,000 shares authorized, 30,744 shares issued and outstanding at September 30, 2010 and December 31, 2009	4,904	4,414
Retained earnings	18,334	41,136
Accumulated other comprehensive income	6,952	6,933
Total stockholders' equity	30,190	52,483
Total liabilities and stockholders' equity	$73,342	$115,172

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$38,474	$41,431	$114,760	$135,588
Cost of sales	21,856	21,150	61,708	65,194
Gross profit	16,618	20,281	53,052	70,394
Operating expenses:
Selling and marketing	14,347	14,278	47,935	53,202
General and administrative	4,797	5,240	14,750	18,587
Research and development	699	1,283	2,290	3,917
Restructuring	—	201	—	14,046
Asset impairment losses	—	2,101	—	2,101
Total operating expenses	19,843	23,103	64,975	91,853
Operating loss	(3,225)	(2,822)	(11,923)	(21,459)
Other income and expense:
Interest income	4	5	15	15
Interest expense	(9)	(4)	(9)	(152)
Other income	343	858	284	476
Total other income	338	859	290	339
Loss from continuing operations before income taxes	(2,887)	(1,963)	(11,633)	(21,120)
Income tax expense (benefit)	(489)	(440)	130	505
Loss from continuing operations	(2,398)	(1,523)	(11,763)	(21,625)
Discontinued operation:
Loss from discontinued operation	(1,728)	(23,538)	(10,778)	(37,936)
Income tax expense (benefit) from discontinued operation	180	(643)	261	(553)
Loss from discontinued operation, net of tax	(1,908)	(22,895)	(11,039)	(37,383)
Net loss	$(4,306)	$(24,418)	$(22,802)	$(59,008)
Loss per share from continuing operations:
Basic and diluted	$(0.08)	$(0.05)	$(0.38)	$(0.71)
Loss per share from discontinued operation:
Basic and diluted	$(0.06)	$(0.75)	$(0.36)	$(1.22)
Net loss per share:
Basic and diluted	$(0.14)	$(0.80)	$(0.74)	$(1.93)
Weighted average shares outstanding:
Basic and diluted	30,744	30,681	30,744	30,637

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Loss from continuing operations	$(11,763)	$(21,625)
Loss from discontinued operation	(11,039)	(37,383)
Net loss	(22,802)	(59,008)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,171	8,624
Allowance for doubtful accounts	1,278	1,246
Inventory lower-of-cost-or-market adjustments	2,177	1,281
Stock-based compensation expense	490	1,219
Loss on asset disposals	144	18,334
Reduction of previously-estimated loss on disposal of commercial business	(3,156)	—
Asset impairments	—	5,124
Writeoff of abandoned leasehold improvements and other assets	—	9,516
Deferred income taxes, net of valuation allowances	372	(990)
Changes in operating assets and liabilities:
Trade receivables	13,528	24,478
Inventories	3,694	12,308
Prepaid and other current assets	1,059	192
Income taxes	12,490	11,589
Trade payables	(18,499)	(5,824)
Accrued liabilities, including warranty obligations	(5,301)	(9,027)
Net cash provided by (used in) operating activities	(9,355)	19,062

Cash flows from investing activities:
Proceeds from sale of discontinued operation	6,930	—
Proceeds from other asset sales	16	208
Purchases of equipment	(189)	(1,808)
Decrease in restricted cash	4,439	—
Release of escrow deposit	—	2,000
Net cash provided by investing activities	11,196	400

Cash flows from financing activities:
Net decrease in short-term borrowings	—	(17,944)
Proceeds from long-term borrowings from a related party	5,000	—
Bank financing fees	(353)	(75)
Net cash provided by (used in) financing activities	4,647	(18,019)
Net effect of currency exchange rate changes	708	22
Net increase in cash and cash equivalents	7,196	1,465
Cash and cash equivalents, beginning of period	7,289	5,547
Cash and cash equivalents, end of period	$14,485	$7,012

Supplemental disclosure of cash flow information:
Cash refunded for income taxes	$12,607	$10,614
Cash paid for interest	$—	$227

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

The accompanying condensed consolidated financial statements have not been audited. Nautilus has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes the disclosures are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the Company's consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Further information regarding significant estimates can be found in the Company's 2009 Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position as of September 30, 2010 and December 31, 2009, results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009. Interim results are not necessarily indicative of results for a full year. The Company's revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding the Company's operating results pertains to its continuing operations.

Liquidity

At September 30, 2010, the Company had $14.5 million of cash and cash equivalents. Typically, the Company's principal sources of liquidity are cash flows provided by operations. However, the Company has had continued losses since 2007 and did not generate positive cash flows from operations in the first nine months of 2010. Cash used in operating activities was $9.4 million for the first nine months of 2010, compared to cash provided by operating activities of $19.1 million for the first nine months of 2009 and $14.8 million and $5.6 million for the years ended December 31, 2009 and 2008, respectively. The Company generated positive operating cash flows despite reporting significant net losses in each of these prior periods, primarily by significantly reducing receivables and inventories.

Within the terms of its loan agreement with Bank of the West, the Company elected to uncollateralize certain standby letters of credit, which released approximately $2.2 million of previously restricted cash in the first nine months of 2010. The Company currently is in compliance with the financial covenants of its bank loan agreement. However, there is no assurance that the Company will remain in compliance with such covenants in the future. Failure to maintain compliance with the covenants might, absent a waiver from the bank, result in an obligation to cash collateralize the Company's standby letters of credit.

In September 2010, the Company entered into a borrowing agreement with a related party, which provided $5.0 million in additional cash for the Company's future operating needs. In addition, the Company completed its transition to a new primary consumer credit financing provider during the third quarter of 2010.

Management believes that sufficient funds will be available to meet the Company's expected cash needs for at least the next twelve months, based on cash currently on hand and anticipated cash flows from operations. Despite negative operating cash flows in the first nine months of 2010, management expects to generate adequate operating cash flows during the next twelve months, primarily by reducing losses of the Company's commercial business discontinued operation and improving contribution of its direct business through increased sales. However, there is no assurance that such funds will be sufficient for the Company's operating needs.

New Accounting Pronouncements

No new accounting pronouncements since December 31, 2009 had, or are reasonably likely to have, a material impact on the Company's consolidated financial position, results of operations or cash flows.

Reclassifications

The results of the commercial business, including directly-related restructuring expenses, have been reclassified as discontinued operations in the Company's financial statements for all periods presented.

(2) Discontinued Operation

On September 25, 2009, in light of continuing operating losses in its commercial business and in order to focus exclusively on management of its direct and retail consumer businesses, the Company committed to a plan for the complete divestiture of its commercial business, which qualified for held-for-sale accounting treatment. The commercial business is presented as a discontinued operation in the Company's condensed consolidated statements of operations for all periods. Following is a summary of the operating results of the discontinued commercial business for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$427	$19,573	$11,654	$58,291
Operating loss before income taxes	(2,546)	(4,830)	(13,934)	(19,228)
Reduction of previously-estimated disposal loss	818	—	3,156	—
Income tax (expense) benefit	(180)	244	(261)	154
Estimated loss on sale of commercial business	—	(18,331)	—	(18,331)
Deferred tax benefit on sale	—	399	—	399
Loss from discontinued operation - commercial business	$(1,908)	$(22,518)	$(11,039)	$(37,006)

In the third quarter and first nine months of 2010, the Company recognized reductions in the amount of pre-tax loss previously estimated in connection with the disposal of its commercial business of $0.8 million and $3.2 million, respectively. The following tables present gains or losses recognized on completed disposal transactions for the three and nine months ended September 30, 2010 (in thousands):

Three months ended September 30, 2010

	Previously-estimated Disposal Loss	Completed Transactions Gain (Loss)	Adjustments to Estimated Disposal Loss	Reduction of Previously-Estimated Disposal Loss
Sale of Virginia real property	$(1,284)	$(706)	$—	$578
Other completed disposals	(184)	(472)	—	(288)
Adjustments to previously-completed disposals	—	499	—	499
Remaining assets held-for-sale as of September 30, 2010	(1,483)	—	29	29
	$(2,951)	$(679)	$29	$818

Nine months ended September 30, 2010

	Previously-estimated Disposal Loss	Completed Transactions Gain (Loss)	Adjustments to Estimated Disposal Loss	Reduction of Previously-Estimated Disposal Loss
Sale of commercial equipment manufacturing operation	$(6,212)	$(4,816)	$—	$1,396
Sale of Virginia real property	(1,268)	(706)	—	562
Other completed disposals	(564)	(496)	—	68
Adjustments to previously-completed disposals	—	364	—	364
Remaining assets held-for-sale as of September 30, 2010	(2,222)	—	766	766
	$(10,266)	$(5,654)	$766	$3,156

Assets of discontinued operation held-for-sale and related disposal loss impairments as of September 30, 2010 were as follows (in thousands):

	Inventory	Property, Plant and Equipment	Total
Carrying value before impairment adjustment	$1,241	$1,008	$2,249
Disposal loss impairment	(973)	(482)	(1,455)
Assets of discontinued operation held-for-sale, net	$268	$526	$794

The Company expects to incur additional cash charges related to its planned divestiture of the commercial business, including estimated employee termination severance payments of approximately $0.4 million and estimated termination charges for leases and other commercial contract obligations of approximately $0.6 million, which have not been recognized as the related liabilities have not yet been incurred. The amounts of such additional costs in future periods may differ from these estimates depending on changes that may occur in the underlying facts and circumstances, and the amount of the difference could be material.
Fitness Apparel Business
In the fourth quarter of 2007, the Company committed to a plan to sell the operations of its fitness apparel business, which operated under the trade name Pearl iZumi. On April 18, 2008 the Company completed the sale of Pearl iZumi. The results of operations associated with Pearl iZumi's activities are included in the condensed consolidated financial statements as discontinued operations. Following is a summary of the operating results of the discontinued fitness apparel business for the three and nine months ended September 30, 2009 (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Revenue	$—	$—
Loss on adjustment to previously-completed disposal *	$(377)	$(377)
Income taxes	—	—
Loss from discontinued operation - fitness apparel business	$(377)	$(377)

* Reimbursement paid by the Company for expenses incurred by buyer, due under terms of the sale agreement.

(3) Restructuring Activities and Exit Costs

In the first quarter of 2009, Nautilus announced a new restructuring plan aimed at further reducing operating costs and improving the overall alignment of spending with expected revenues. The plan impacted all Company functions through personnel reductions and other cost-saving initiatives, including the discontinuation of certain product lines, the abandonment of certain information technology software and reductions in leased office space. No restructuring expenses were incurred in the three and nine months ended September 30, 2010.

The following is a summary of restructuring expenses in the three and nine months ended September 30, 2009 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2009	2009
Employee severance costs	$—	$462
Abandonment of information technology software and related service agreements	—	1,799
Facility lease termination costs and other lease obligations	201	2,818
Abandonment of leasehold improvements	—	8,028
Contract termination costs	—	939
Total restructuring expense	$201	$14,046

The following is a summary of liabilities for exit costs, including amounts related to discontinued operations, which are included in “Accrued liabilities” and “Other non-current liabilities” in the Company's condensed consolidated balance sheets (in thousands):

	Severance Costs	Facilities and Other Leases	Total Liabilities
Balance as of January 1, 2009	$1,684	$—	$1,684
Accruals	563	5,230	5,793
Payments	(1,884)	(3,530)	(5,414)
Balance as of December 31, 2009	363	1,700	2,063
Accruals	1,346	819	2,165
Payments	(1,168)	(827)	(1,995)
Balance as of September 30, 2010	$541	$1,692	$2,233

(4) Inventories

Inventories consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Finished goods	$9,328	$11,850
Parts and components	1,687	1,269
	$11,015	$13,119

Inventories are stated net of valuation allowances, primarily for excess parts, of $0.8 million at September 30, 2010 and $0.7 million at December 31, 2009. For the three-month periods ended September 30, changes in inventory valuation allowances were not significant in 2010 and decreased cost of sales by $0.6 million in 2009. For the nine-month periods ended September 30, changes in inventory valuation allowances were not significant in 2010 and decreased cost of sales by $0.3 million in 2009.

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

		September 30, 2010			December 31, 2009
	Estimated useful life (in years)	Cost	Accumulated Depreciation	Carrying Value	Cost	Accumulated Depreciation	Carrying Value
Leasehold improvements	5 to 20	$2,570	$(1,123)	$1,447	$2,767	$(909)	$1,858
Computer equipment and software	2 to 5	39,191	(37,734)	1,457	41,225	(37,635)	3,590
Machinery and equipment	3 to 5	8,484	(7,154)	1,330	8,393	(6,823)	1,570
Furniture and fixtures	5	1,065	(889)	176	2,573	(2,103)	470
Construction in process	N/A	150	—	150	554	—	554
Total		$51,460	$(46,900)	$4,560	$55,512	$(47,470)	$8,042

(6) Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	Estimated useful life (in years)	September 30, 2010	December 31, 2009
Goodwill	N/A	$2,848	$2,794
Other intangible assets:
Indefinite life trademarks	N/A	$9,052	$9,052
Patents	1 to 16	18,154	18,154
Total cost		27,206	27,206
Accumulated amortization - patents		(7,916)	(6,368)
		$19,290	$20,838

Nautilus reviews goodwill and other indefinite-lived intangible assets for impairment in the fourth quarter of each year, or more frequently when events or changes in circumstances indicate the assets may be impaired. The change in goodwill since December 31, 2009 is due to currency exchange rate fluctuations.

(7) Product Warranties

The Company's products carry limited, defined warranties for defects in materials or workmanship which, according to their terms, generally obligate Nautilus to pay the costs of supplying and shipping replacement parts to customers and, in certain instances, pay for labor and other costs to service products. Outstanding product warranty periods range from sixty days to the lifetime of certain product components. Changes in the Company's product warranty liability for the three- and nine-month periods ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$6,258	$14,138	$8,379	$17,837
Accruals	361	346	1,062	3,265
Adjustments	(525)	(1,470)	(1,245)	(1,710)
Payments	(1,199)	(2,507)	(3,301)	(8,885)
Balance at end of period	$4,895	$10,507	$4,895	$10,507

Product warranty payments and the balance outstanding at the end of each period primarily represents obligations related to the commercial business discontinued operation, for which sales volume and related product warranty expense accruals have declined significantly each year since 2007. In addition, a significant portion of product warranty payments represents obligations related to a single product of the commercial business discontinued operation for which production was ceased in 2007 and for which the related warranty expense was fully recognized in 2007 and prior.

(8) Borrowings

On December 29, 2009, the Company entered into a Letter of Credit Agreement (the “Letter of Credit Agreement”) with Bank of America (“BofA”). The Letter of Credit Agreement provides up to $6.0 million in standby letters of credit and expires on December 31, 2010 (“Expiration Date”). BofA will issue standby letters of credit, with a maximum maturity not to exceed 365 days beyond the Expiration Date. At September 30, 2010, the Company had $0.4 million in standby letters of credit issued under the Letter of Credit Agreement. Standby letters of credit under the Letter of Credit Agreement are secured by a cash collateral account held by BofA in an amount not less than 105% of the amount of the outstanding letters of credit.

On March 8, 2010, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Bank of the West, providing for a $15.0 million maximum revolving secured credit line. The amount available for borrowings in any given quarter is dependent upon the amount of qualified accounts receivable and inventory as of the end of the preceding quarter. The Loan Agreement is available for working capital, standby letters of credit and general corporate purposes through August 2012, assuming the Company satisfies certain terms and conditions at the time borrowings are requested. The interest rate on any future borrowings under the Loan Agreement will be based on the bank's prime rate or LIBOR and the Company's financial condition at the time it elects to borrow. The Loan Agreement includes a fee for the unused portion of the credit facility, which will vary depending on the Company's borrowing base availability.

The Loan Agreement is collateralized by substantially all of the Company's assets and contains customary covenants, including minimum current ratio, minimum liquidity, minimum EBITDA and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lender would have the option of accelerating all obligations under the Loan Agreement. Standby letters of credit under the Loan Agreement are treated as a reduction of the Company's available borrowing base and are subject to covenant testing. If standby letters of credit are secured by a cash collateral account held by Bank of the West in an amount not less than 105% of the amount of the outstanding letters of credit and there are no outstanding borrowings under the Loan Agreement, then covenant testing is not applicable.

In the third quarter of 2010, the Company completed amendments to the Loan Agreement which specify separate, more lenient financial covenants, compliance with which permits the Company to maintain outstanding standby letters of credit without a requirement for cash collateral. The amendment to the Loan Agreement restricts the Company's ability to borrow under the Loan Agreement absent compliance with the pre-amendment covenants. The separate financial covenants are applicable for compliance measurement periods through March 31, 2011. The Loan Amendment also required the Company to obtain $5 million of unsecured indebtedness, subordinated to the Loan Agreement, as additional working capital on or before September 16, 2010. The Company obtained this indebtedness on September 3, 2010.

At September 30, 2010, the Company had no outstanding borrowings and $3.8 million in standby letters of credit under the Loan Agreement. At September 30, 2010, the Company was in compliance with the financial covenants; however there is no assurance that the Company would be in compliance with the financial covenants in the foreseeable future such that it could access the credit facility if the need were to arise or, absent a waiver from the bank, avoid cash collateralizing its outstanding letters of credit.
On September 3, 2010, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) by and among Nautilus and certain entities (collectively, the “Purchasers”) under common control of Sherborne Investors GP, LLC and its affiliates (collectively “Sherborne”). Sherborne is the Company's largest shareholder and is controlled by Edward J. Bramson, the Company's Chairman and Chief Executive Officer, and Craig L. McKibben, a member of the Company's Board of Directors.
Pursuant to the Purchase Agreement, the Company issued to the Purchasers $6,096,996 in aggregate principal amount at maturity of its Increasing Rate Senior Discount Notes Due December 31, 2012 (the “Notes”). The Notes have an original principal amount totaling $5,000,000 and mature on December 31, 2012. The then outstanding principal amount of the Notes accretes value at rates equal to 2.5% per annum from September 3, 2010 through February 28, 2011; 6.0% per annum from March 1, 2011 through August 31, 2011; 9.5% per annum from September 1, 2011 through February 29, 2012; 13.0% per annum from March 1, 2012 through August 31, 2012; and 14.5% per annum thereafter. If all the Notes are paid at maturity, the effective rate of interest is 8.7% per annum. Prepayment of amounts due under the Notes is permitted under the Purchase Agreement.
The Notes are subordinated to the Loan Agreement with Bank of the West. The Purchase Agreement includes certain negative covenants, including restrictions on the incurrence of additional indebtedness, liens, liquidation of assets, capital expenditures, changes in the Company's business operations and change of control transactions. The Purchase Agreement includes customary events of default, including nonpayment, insolvency breach of warranty or covenant, cross-default of the Loan Agreement, material adverse changes, and other events. Upon the occurrence of an event of default the Purchasers may declare all outstanding obligations under the Notes to be due and payable. The accretion rate of the Notes is increased by 2% per annum during the continuance of an event of default.

(9) Loss Per Share

Basic loss per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated based on the weighted-average number of common shares outstanding, after giving effect to the potential dilution that could occur upon exercise of dilutive securities, as determined using the treasury stock method.

Following is a calculation of basic and diluted loss per share for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Loss from continuing operations	$(2,398)	$(1,523)	$(11,763)	$(21,625)
Loss from discontinued operation	(1,908)	(22,895)	(11,039)	(37,383)
Net loss	$(4,306)	$(24,418)	$(22,802)	$(59,008)
Denominator:
Basic and diluted shares outstanding	30,744	30,681	30,744	30,637
Calculations:
Loss per share from continuing operations - basic and diluted	$(0.08)	$(0.05)	$(0.38)	$(0.71)
Loss per share from discontinued operation - basic and diluted	$(0.06)	$(0.75)	$(0.36)	$(1.22)
Net loss per share - basic and diluted	$(0.14)	$(0.80)	$(0.74)	$(1.93)

Potentially dilutive average shares of 1.2 million and 1.7 million for the three months ended September 30, 2010 and 2009, respectively, were not included in the computation of diluted loss per share because they would have been antidilutive, reducing the amount of loss per share. Potentially dilutive average shares of 1.3 million and 1.8 million for the nine months ended September 30, 2010 and 2009, respectively, were not included in the computation of diluted loss per share because they would have been antidilutive, reducing the amount of loss per share.

(10) Comprehensive Loss

Following is a summary of the components of comprehensive loss, net of income taxes, for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(4,306)	$(24,418)	$(22,802)	$(59,008)
Foreign currency translation adjustments	(620)	582	19	545
Comprehensive loss	$(4,926)	$(23,836)	$(22,783)	$(58,463)

(11) Reportable Segments and Related Information

The Company has two reportable segments: Direct and Retail, each representing a distinct marketing distribution channel. The Company's direct business offers its products directly to consumers in the United States and Canada through direct-response advertising, catalogs and the Internet. The Company's retail business offers its products for resale to consumers through a network of third-party retailers located in the United States and internationally, as well as Internet-based merchants. The Company's commercial business is reported as a discontinued operation and is not a reportable segment. Contribution is the measure of profit or loss used by the Company's chief operating decision maker, and is defined as net sales, less product costs and operating expenses directly attributable to the segment. Segment operating expenses include employment costs, selling and marketing expenses, general and administrative expenses and research and development expenses solely related to direct and retail business unit operations. Restructuring expenses are unallocated to allow for better comparisons of segment operating results among periods. Summary information by operating segment for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales:
Direct	$21,504	$25,253	$68,450	$94,169
Retail	16,118	15,656	43,869	39,560
Unallocated corporate (royalty income)	852	522	2,441	1,859
Consolidated net sales	$38,474	$41,431	$114,760	$135,588
Contribution:
Direct	$(2,686)	$1,740	$(9,200)	$5,055
Retail	2,001	2,229	5,594	4,803
Unallocated corporate	854	249	2,443	891
Consolidated contribution	$169	$4,218	$(1,163)	$10,749
Reconciliation of consolidated contribution to loss from continuing operations:
Consolidated contribution	$169	$4,218	$(1,163)	$10,749
Less unallocated corporate expenses:
Selling and marketing	—	(300)	—	(875)
General and administrative	(3,394)	(4,037)	(10,696)	(13,911)
Research and development	—	(401)	(64)	(1,275)
Restructuring	—	(201)	—	(14,046)
Intangible asset impairment charge	—	(2,101)	—	(2,101)
Other income	338	859	290	339
Income taxes	489	440	(130)	(505)
Loss from continuing operations	$(2,398)	$(1,523)	$(11,763)	$(21,625)

(12) Commitments and Contingencies

Legal Matters

The Company is party to various legal proceedings arising from normal business activities. In addition, the Company's tax filings are subject to audit by authorities in the jurisdictions where it conducts business, which may result in assessments of additional taxes. Management believes it has adequately provided for obligations that would result from these legal and tax proceedings where it is probable the Company will pay some amount and such amount can be reasonably estimated. In some cases, however, it is too early to predict a final outcome. Management believes that the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

Guarantees, Commitments and Off-Balance Sheet Arrangements

The Company purchases the products it sells from third-party manufacturers, mainly located in Asia. In August 2010, the Company completed an amendment to its agreement with its largest supplier, which extends the term of the agreement through December 31, 2011. The Company has long lead times for inventory purchases and therefore needs to secure factory capacity from its suppliers in advance. At September 30, 2010, the Company had approximately $12.6 million in non-cancellable market-based purchase obligations, all of which were for inventory purchases expected to be received during the remainder of 2010.

Prior to its divestiture, the Company's discontinued commercial business would, from time-to-time, involve a third-party with lease and financing arrangements to assist customers in purchasing products. While these financings generally were without recourse to Nautilus, in certain cases the Company offered a guarantee or other recourse provisions. At September 30, 2010, the maximum potential liability under all outstanding recourse provisions was approximately $1.0 million. The Company is not aware of any circumstances or events that have occurred for which it would be liable under such provisions.

At September 30, 2010, the Company had $4.3 million in outstanding standby letters of credit expiring through September 2011.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). All references to the third quarters of 2010 and 2009 mean the three-month periods ended September 30, 2010 and 2009, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. The forward-looking statements in this Form 10-Q include, without limitation, statements regarding improved availability of consumer credit for our customers through our new primary consumer credit financing provider, our plans and expectations regarding borrowing agreements, our new product development strategies and our plans for achieving future profitability. Forward-looking statements also include any statements related to our expectations regarding future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, expenses and gross margins, timing and availability of consumer credit financing offered through third parties, expense as a percentage of revenue, profits or losses, new product introductions, capital expenditures, cost reduction plans, financing and working capital requirements and resources. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part I, Item 1A, “Risk Factors,” in our 2009 Form 10-K, as supplemented or amended by our quarterly reports on Form 10-Q, which are incorporated herein by reference. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

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

During the third quarter of 2009, we committed to a plan for the complete divestiture of our commercial business with the expectation that successful completion of this plan would improve our overall operating results. Consequently, our commercial business has been classified as a discontinued operation. Our commercial business offered products to health clubs, schools, hospitals and other organizations. The disposition of most commercial business assets has been completed and we expect to dispose of the remaining assets over the remainder of this year.

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

Net sales of our direct business decreased 14.8% in the third quarter of 2010, compared to the third quarter of 2009, primarily due to a 35% year-over-year decrease in the rate of customer credit approvals by our primary third-party consumer credit financing provider during the respective periods, which was partially offset by financing approvals from our new secondary third-party provider. Gross profit margin of our direct business decreased by 7.7 percentage points in the third quarter of 2010, compared to the third quarter of 2009, primarily due to increased sales discounts.

Net sales of our retail business increased 3.0% in the third quarter of 2010, compared to third quarter of 2009, primarily due to customer demand for our newly-redesigned fitness bikes and sales to new customers. Gross profit margin of our retail business decreased by 2.2 percentage points in the third quarter of 2010, compared to the third quarter of 2009, primarily due to lower pricing on excess stocks of treadmills. Higher retail gross profit margin in the third quarter last year also was attributable to adjustments to previously-recognized reserves for warranty costs.

Loss from continuing operations was $2.4 million in the third quarter of 2010, an increase in loss of $0.9 million, compared to a loss of $1.5 million in the third quarter of 2009. Loss from continuing operations in the third quarter 2009 included a pre-tax asset impairment charge of $2.1 million related to an intangible asset of our retail business and $0.2 million in restructuring expenses. Our results for the third quarter of 2010 were favorably impacted by reductions in general & administrative and research & development costs. The favorable impact of these operating cost reductions was more than offset, however, by lower sales and reduced gross margin in our direct business.

We believe that a major challenge facing our direct business is the availability of financing to our customers from our third-party consumer credit financing providers. Our third-party consumer credit financing providers offer revolving credit arrangements to qualified customers of our direct business in order to finance their purchases.  The third-party financing provider determines when to approve financing, as well as the timing of payments, interest rate, fees and other terms and conditions of the customer's credit account. The third-party financing provider is the sole owner of the customer's credit account, which is without recourse to Nautilus in the event the account becomes uncollectible, except in limited circumstances, such as fraud. In June 2010, we entered into an agreement with a secondary third-party consumer credit financing provider to offer financing to customers with respect to credit applications which have been declined by our primary consumer credit financing provider. In September 2010, we completed our transition to a new primary third-party consumer financing provider, which management expects will result in the improved availability of credit for customers of our direct business, which should lead to increased sales in our direct business. Currently, management expects incremental growth in customer credit approval rates in the fourth quarter of 2010, as the new program with our primary third-party consumer financing provider is further optimized.

In September 2010, we completed a loan transaction with certain entities under common control of Sherborne Investors GP, LLC and its affiliates, a related party, which provided $5.0 million in additional cash for our future operating needs.
We purchase the products we sell from third-party manufacturers, mainly located in Asia. In August 2010, we completed an amendment to our agreement with our largest supplier, which extends the term of the agreement through December 31, 2011.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

The tables below set forth selected financial information derived from our condensed consolidated financial statements. The discussion that follows should be read in conjunction with our condensed consolidated financial statements and the related notes. All comparisons to prior year results are in reference to continuing operations only in each period, unless otherwise indicated.

	(In thousands)
	Three Months Ended September 30,
	2010	2009	$ Change	% Change
Net sales	$38,474	$41,431	$(2,957)	(7.1)%
Cost of sales	21,856	21,150	706	3.3%
Gross profit	16,618	20,281	(3,663)	(18.1)%
Operating expenses:
Selling and marketing	14,347	14,278	69	0.5%
General and administrative	4,797	5,240	(443)	(8.5)%
Research and development	699	1,283	(584)	(45.5)%
Restructuring	—	201	(201)	(100.0)%
Asset impairment losses	—	2,101	(2,101)	(100.0)%
Total operating expenses	19,843	23,103	(3,260)	(14.1)%
Operating loss	(3,225)	(2,822)	(403)	14.3%
Other income and expense:
Interest income	4	5	(1)	(20.0)%
Interest expense	(9)	(4)	(5)	125.0%
Other income	343	858	(515)	(60.0)%
Total other income	338	859	(521)	(60.7)%
Loss from continuing operations before income taxes	(2,887)	(1,963)	(924)	47.1%
Income tax benefit	(489)	(440)	(49)	11.1%
Loss from continuing operations	(2,398)	(1,523)	(875)	57.5%
Loss from discontinued operation, net of tax	(1,908)	(22,895)	20,987	(91.7)%
Net loss	$(4,306)	$(24,418)	$20,112	(82.4)%

	(In thousands)
	Three Months Ended September 30,
	2010	2009	$ Change	% Change
Net sales:
Direct business	$21,504	$25,253	$(3,749)	(14.8)%
Retail business	16,118	15,656	462	3.0%
Unallocated corporate (royalty income)	852	522	330	63.2%
Total net sales	$38,474	$41,431	$(2,957)	(7.1)%
Gross profit:
Direct business	$11,839	$15,861	$(4,022)	(25.4)%
Retail business	3,926	4,171	(245)	(5.9)%
Unallocated corporate	853	249	604	242.6%
Total gross profit	$16,618	$20,281	$(3,663)	(18.1)%
Gross profit margin (% of net sales):
Direct business	55.1%	62.8%	(7.7)	% points
Retail business	24.4%	26.6%	(2.2)	% points
Total gross profit margin	43.2%	49.0%	(5.8)	% points

Direct business

Net sales of our direct business were $21.5 million in the third quarter of 2010, a decrease of $3.7 million, or 14.8%, compared to direct net sales of $25.3 million in the third quarter of 2009. The comparative decrease in direct net sales was attributable primarily to a 35% year-over-year decrease in the rate of customer credit approvals by our primary third-party consumer credit financing provider during the respective periods, which was partially offset by financing approvals from our new secondary third-party provider.

In September 2010, we completed our transition to a new primary third-party consumer financing provider to address a significant decline in customer credit approval rates from our former primary third-party consumer financing provider. Currently, management expects incremental growth in customer credit approval rates in the fourth quarter of 2010 and in 2011, as the new program with our primary third-party consumer financing provider is further optimized.

Gross profit margin of our direct business was 55.1% in the third quarter of 2010, a decrease of 7.7 percentage points compared to the third quarter of 2009. The comparative decrease in direct gross profit margin was attributable primarily to increased sales discounts as we tested market reaction to various levels of pricing in certain product lines and increased promotional pricing in certain strength products. Currently, management expects to continue significant levels of promotional pricing, principally with respect to certain strength products, in the fourth quarter of 2010.

Retail business

Net sales of our retail business were $16.1 million in the third quarter of 2010, an increase of $0.5 million, or 3.0%, compared to retail net sales $15.7 million in the third quarter of 2009. The increase in retail net sales was attributable primarily to customer demand for our newly-redesigned fitness bikes and sales to new customers.

Gross profit margin of our retail business was 24.4% in the third quarter of 2010, a decrease of 2.2 percentage points compared to the third quarter of 2009, primarily due to lower pricing on excess stocks of treadmills. Higher retail gross profit margin in the third quarter last year was also attributable to adjustments to previously-recognized reserves for warranty costs.

Operating Expenses

Operating expenses in the third quarter of 2010 were $19.8 million, a decrease of $3.3 million, or 14.1%, compared to the third quarter of 2009, primarily due to an impairment loss of $2.1 million in the third quarter of 2009 in connection with an intangible asset of our retail business and approximately $1.0 million in reduced operating costs resulting from cost-saving initiatives.

Selling and Marketing

Selling and marketing expenses were $14.3 million in the third quarter of 2010, an increase of $0.1 million, or 0.5%, compared to the third quarter of 2009. Advertising expense of our direct business in the third quarter of 2010 was $8.4 million, a decrease of $0.4 million, or 4.5%, compared to the third quarter of 2009. The comparative decrease in direct advertising expenses primarily was attributable to management's decision to reduce television media spending until credit programs through our new primary consumer credit financing provider became available late in the third quarter of 2010, partially offset by increased media production costs. We expect to begin increasing advertising expenditures in the fourth quarter of 2010 and in 2011.

General and Administrative

General and administrative expenses were $4.8 million in the third quarter of 2010, a decrease of $0.4 million, or 8.5%, compared to the third quarter of 2009, primarily due to cost-saving initiatives aimed at reductions in personnel, occupancy cost, insurance expense and outside services costs.

Research and Development

Research and development expenses were $0.7 million in the third quarter of 2010, a decrease of $0.6 million, or 45.5%, compared to the third quarter of 2009, primarily due to personnel reductions undertaken as part of our cost-saving initiatives.

Restructuring

No restructuring costs were incurred in the third quarter of 2010. In the third quarter of 2009, restructuring expenses were $0.2 million, consisting of additional lease terminations costs related to a reduction of leased office space in our Vancouver, Washington headquarters building.

Asset Impairment Losses

No asset impairment losses were incurred in the third quarter of 2010. In the third quarter of 2009, we recognized an impairment loss of $2.1 million for an intangible asset of our retail business.

Other income and expense

Interest expense

In the third quarter of 2009, we incurred a nominal amount of interest in connection with our prior bank financing agreement. We repaid all amounts outstanding under our prior financing agreement in December 2009, and have not borrowed under our current financing agreement with Bank of the West. In the third quarter of 2010, we incurred a nominal amount of interest expense in connection with long-term notes payable to a related party.

Other Income

Other income was $0.3 million in the third quarter of 2010, a decrease of $0.5 million compared to other income of $0.9 million in the third quarter of 2009, primarily due to a decrease in foreign currency exchange gain.

Income Tax Benefit

Income tax benefit was $0.5 million in the third quarter of 2010, compared to a benefit of $0.4 million in the third quarter of 2009. Income tax benefit in the third quarter of 2010 primarily relates to an income tax refund claim filed in the period.

We increased our valuation allowance in the third quarters of 2010 and 2009 to reduce U.S. deferred income tax assets generated during the respective periods to their anticipated net realizable value. As a result, we recognized only modest U.S. income tax benefits associated with our operating losses in the third quarters of 2010 and 2009.

Discontinued Operation

In connection with the exit from our commercial business, we recorded a loss from discontinued operation, net of income taxes, of $1.9 million in the third quarter of 2010, compared to a loss of $22.9 million in the third quarter of 2009. Loss from discontinued operations for the third quarter of 2010 is net of a $0.8 million reduction in the amount of disposal loss previously estimated in connection with the divestiture of our commercial business.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

The tables below set forth selected financial information derived from our condensed consolidated financial statements. The discussion that follows should be read in conjunction with our condensed consolidated financial statements and the related notes. All comparisons to prior year results are in reference to continuing operations only in each period, unless otherwise indicated.

	(In thousands)
	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Net sales	$114,760	$135,588	$(20,828)	(15.4)%
Cost of sales	61,708	65,194	(3,486)	(5.3)%
Gross profit	53,052	70,394	(17,342)	(24.6)%
Operating expenses:
Selling and marketing	47,935	53,202	(5,267)	(9.9)%
General and administrative	14,750	18,587	(3,837)	(20.6)%
Research and development	2,290	3,917	(1,627)	(41.5)%
Restructuring	—	14,046	(14,046)	(100.0)%
Asset impairment losses	—	2,101	(2,101)	(100.0)%
Total operating expenses	64,975	91,853	(26,878)	(29.3)%
Operating loss	(11,923)	(21,459)	9,536	(44.4)%
Other income and expense:
Interest income	15	15	—	—%
Interest expense	(9)	(152)	143	(94.1)%
Other income	284	476	(192)	(40.3)%
Total other income	290	339	(49)	(14.5)%
Loss from continuing operations before income taxes	(11,633)	(21,120)	9,487	(44.9)%
Income tax expense	130	505	(375)	(74.3)%
Loss from continuing operations	(11,763)	(21,625)	9,862	(45.6)%
Loss from discontinued operation, net of tax	(11,039)	(37,383)	26,344	(70.5)%
Net loss	$(22,802)	$(59,008)	$36,206	(61.4)%

	(In thousands)
	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Net sales:
Direct business	$68,450	$94,169	$(25,719)	(27.3)%
Retail business	43,869	39,560	4,309	10.9%
Unallocated corporate (royalty income)	2,441	1,859	582	31.3%
Total net sales	$114,760	$135,588	$(20,828)	(15.4)%
Gross profit:
Direct business	$39,352	$58,025	$(18,673)	(32.2)%
Retail business	11,256	11,478	(222)	(1.9)%
Unallocated corporate	2,444	891	1,553	174.3%
Total gross profit	$53,052	$70,394	$(17,342)	(24.6)%
Gross profit margin (% of net sales):
Direct business	57.5%	61.6%	(4.1)	% points
Retail business	25.7%	29.0%	(3.3)	% points
Total gross profit margin	46.2%	51.9%	(5.7)	% points

Direct business

Net sales of our direct business were $68.5 million for the nine months ended September 30, 2010, a decrease of $25.7 million, or 27.3%, compared to direct net sales of $94.2 million for the nine months ended September 30, 2009. The comparative decrease in direct net sales was attributable primarily to a 38% year-over-year decrease in the rate of customer credit approvals by our primary third-party consumer credit financing provider during the respective periods, which was partially offset by financing approvals from our new secondary third-party provider.

In September 2010, we completed our transition to a new primary third-party consumer financing provider to address a significant decline in customer credit approval rates from our former primary third-party consumer financing provider. Currently, management expects incremental growth in customer credit approval rates in the fourth quarter of 2010 and in 2011, as the new program with our primary third-party consumer financing provider is further optimized.

Gross profit margin of our direct business was 57.5% for the nine months ended September 30, 2010, a decrease of 4.1 percentage points compared to the nine months ended September 30, 2009. The comparative decrease in direct gross profit margin was attributable primarily to increased sales discounts, as well as lower sales volume.

Retail business

Net sales of our retail business were $43.9 million for the nine months ended September 30, 2010, an increase of $4.3 million, or 10.9%, compared to retail net sales of $39.6 million for the nine months ended September 30, 2009. The increase in retail net sales was attributable primarily to customer demand for our newly-redesigned fitness bikes and elliptical products and sales to new customers.

Gross profit margin of our retail business was 25.7% for the nine months ended September 30, 2010, a decrease of 3.3 percentage points compared to the nine months ended September 30, 2009. Higher gross profit margin in the first nine months last year was attributable primarily to adjustments to previously-recognized reserves for warranty and freight costs.

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 were $65.0 million, a decrease of $26.9 million, or 29.3%, compared to the nine months ended September 30, 2009, primarily due to $14.0 million in expenses associated with restructuring activities and an impairment loss of $2.1 million for an intangible asset of our retail business in the first nine months of 2009. Cost saving initiatives, as well as reduced selling and marketing costs as we continued to better align those expenses with expected revenue, contributed to a decrease in operating expenses in the first nine months of 2010 of approximately $10.7 million, or 14.2%, compared to the first nine months of 2009.

Selling and Marketing

Selling and marketing expenses were $47.9 million for the nine months ended September 30, 2010, a decrease of $5.3 million, or 9.9%, compared to the nine months ended September 30, 2009. Advertising expense of our direct business for the nine months ended September 30, 2010 was $31.0 million, a decrease of $2.6 million, or 7.8%, compared to the nine months ended September 30, 2009. The comparative decrease in advertising expense of our direct business primarily was attributable to management's decision to reduce television media spending in order to balance the ability to convert customer leads into sales in the current environment, where advertising fees have increased over the same period last year while consumer financing approval rates have declined substantially. In addition, bad debt expense decreased by $0.5 million and third-party consumer credit financing fees decreased by $0.5 million, primarily due to a reduction in the amount of sales financed by our third-party consumer financing providers. Combined, cost-saving initiatives and lower sales volumes reduced selling and marketing expenses by approximately $1.7 million in the first nine months of 2010, compared to the first nine months of 2009.

General and Administrative

General and administrative expenses were $14.8 million for the nine months ended September 30, 2010, a decrease of $3.8 million, or 20.6%, compared to the nine months ended September 30, 2009, primarily due to cost-saving initiatives aimed at reductions in personnel, occupancy cost, insurance expense and outside services costs. In addition, general and administrative expenses for the nine months ended September 30, 2009 were reduced by the resolution of legal matters, which were settled for $1.0 million less than the amounts previously estimated.

Research and Development

Research and development expenses were $2.3 million for the nine months ended September 30, 2010, a decrease of $1.6 million, or 41.5%, compared to the nine months ended September 30, 2009, primarily due to personnel reductions undertaken as part of our cost-saving initiatives.

Restructuring

No restructuring costs were incurred for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, restructuring expense included an $8.0 million impairment charge for abandoned leasehold improvements in space we are no longer using at our Vancouver, Washington headquarters facility; $2.8 million in facility lease termination costs and other lease obligations associated with the reduction of leased space at our headquarters facility and our vacated manufacturing and distribution facilities in Tulsa, Oklahoma; $1.8 million in charges due to our abandonment of information technology software; contract termination costs of $0.9 million related to a warehouse distribution service agreement for our U.S. parts; and $0.5 million in severance costs related to personnel reductions.

Asset Impairment Losses

No asset impairment losses were incurred in the first nine months of 2010. In the first nine months of 2009, we recognized an impairment loss of $2.1 million for an intangible asset of our retail business.

Other income and expense

Interest expense

We incurred interest expense of $0.2 million in the nine months ended September 30, 2009 in connection with our prior bank financing agreement. We repaid all amounts outstanding under our prior financing agreement in December 2009, and have not borrowed under our current financing agreement with Bank of the West. We incurred a nominal amount of interest in the nine months ended September 30, 2010 in connection with long-term notes payable to a related party.

Other Income

Other income was $0.3 million for the nine months ended September 30, 2010, a decrease of $0.2 million compared to other income of $0.5 million for the nine months ended September 30, 2009, primarily due to a decrease in foreign currency exchange gain.

Income Tax Expense

Income tax expense was $0.1 million for the nine months ended September 30, 2010, compared to $0.5 million for the nine months ended September 30, 2009. Income tax expense primarily relates to taxable income generated outside of the United States. Income tax expense decreased in the first nine months of 2010, compared to the same period last year, primarily due to a tax refund claim of $0.4 million filed in the third quarter of 2010.

We increased our valuation allowance for the nine months ended September 30, 2010 and 2009 to reduce U.S. deferred income tax assets generated during the respective periods to their anticipated net realizable value. As a result, we did not recognize U.S. income tax benefits associated with our operating losses in those periods.

Discontinued Operation

In connection with the exit from our commercial business, we recorded a loss from discontinued operation, net of income taxes, of $11.0 million for the nine months ended September 30, 2010, compared to a loss of $37.4 million for the nine months ended September 30, 2009. Loss from discontinued operations for the nine months ended September 30, 2010, is net of a $3.2 million reduction in the amount of disposal loss previously estimated in connection with the divestiture of our commercial business.

LIQUIDITY AND CAPITAL RESOURCES

In summary, our cash flows were as follows (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Net cash provided by (used in) operating activities	$(9,355)	$19,062
Net cash provided by investing activities	11,196	400
Net cash provided by (used in) financing activities	4,647	(18,019)

At September 30, 2010, we had $14.5 million of cash and cash equivalents. Typically, our principal sources of liquidity are our cash flows provided by our operations. However, we have had continued losses since 2007 and did not generate positive cash flows from operations in the first nine months of 2010. Cash used in operating activities was $9.4 million for the first nine months of 2010, compared to cash provided by operating activities of $19.1 million for the first nine months of 2009 and $14.8 million and $5.6 million for the years ended December 31, 2009 and 2008, respectively. We generated positive operating cash flows despite reporting significant net losses in each of these prior periods, primarily by significantly reducing trade receivables and inventories.

The economy's impact on our operating results, especially the impact of decreased availability of credit for our customers, has been worse than we anticipated. While the restructuring strategies we implemented in recent years have resulted in substantial cost savings, they have not offset the full impact of the poor economic conditions and our decline in revenues. As a result of these and other factors, we cannot project when or if we might become profitable. Our return to profitability is dependent on numerous factors, including: improved global economic conditions, particularly in the U.S.; relaxed credit markets, including improved availability of credit for our customers; resumed growth in consumer spending on discretionary goods; increased consumer confidence; and our continued execution of cost reduction initiatives. In light of the aforementioned uncertainties, there can be no assurance that we will be able to generate sufficient positive cash flows in the future.

Within the terms of our loan agreement with Bank of the West, we elected to uncollateralize certain standby letters of credit, which released approximately $2.2 million of previously restricted cash in the first nine months of 2010. Currently we are in compliance with the financial covenants of our bank loan agreement. However, there is no assurance that we will remain in compliance with such covenants in the future. Failure to maintain compliance with the covenants might, absent a waiver from the bank, result in an obligation to cash collateralize our standby letters of credit.

In September 2010, we completed a borrowing agreement with certain entities under common control of Sherborne Investors GP, LLC and its affiliates, a related party, which provided $5.0 million in additional cash for our future operating needs. In addition, we completed our transition to a new primary third-party consumer credit financing provider during the third quarter of 2010, which management expects will result in the improved availability of credit for our customers, which should lead to increased sales in our direct business.

Management believes that sufficient funds will be available to meet our expected cash needs for at least the next twelve months, based on cash currently on hand and anticipated cash flows from operations. Despite negative operating cash flows in the first nine months of 2010, management expects to generate adequate operating cash flows during the next twelve months, primarily by reducing losses of our commercial business discontinued operation and improving contribution of our direct business through increased sales. However, there is no assurance that such funds will be sufficient for our operating needs.
Cash used in operating activities of $9.4 million in the first nine months of 2010 consisted primarily of losses from continuing and discontinued operations, as adjusted for non-cash items, and reductions in trade payables and accrued liabilities of $18.5 million and $5.3 million, respectively, partially offset by $13.5 million from the reduction of trade receivables, $12.5 million from income tax refunds and $3.7 million from the reduction of inventories. Significant reductions in trade receivables, trade payables and accrued liabilities in the first nine months of 2010 largely resulted from winding down our commercial business discontinued operation. We expect further reductions in accrued liabilities in future periods as we fulfill outstanding liabilities, including product warranty obligations, of our commercial business discontinued operation.

Cash provided by operating activities of $19.1 million in the first nine months of 2009 consisted primarily of significant reductions in trade receivables and inventories of $24.5 million and $12.3 million, respectively, as we reduced working capital invested in our commercial business, which was classified as a discontinued operation in the third quarter of 2009, partially offset by losses from continuing and discontinued operations, as adjusted for non-cash items, and a $9.0 million reduction in accrued liabilities. The reduction in accrued liabilities largely results from the fulfillment of outstanding product warranty obligations of our commercial business discontinued operation, particularly a commercial treadclimber product which was discontinued in early 2008.

The following table presents comparative cash flows related to trade receivables and inventories for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,
	2010	2009	Change
Trade receivables:
Collections	$139,942	$218,357	$(78,415)
Sales on account	(126,414)	(193,879)	67,465
Net cash provided	$13,528	$24,478	$(10,950)

Inventories:
Shipments	$55,917	$80,661	$(24,744)
Purchases	(52,223)	(68,353)	16,130
Net cash provided	$3,694	$12,308	$(8,614)

Cash provided by investing activities of $11.2 million in the first nine months of 2010 included $6.9 million in proceeds from the sale of portions of our discontinued commercial business and $4.4 million from a reduction in the amount of restricted cash collateralizing our outstanding letters of credit. Cash provided by investing activities of $0.4 million in the first nine months of 2009 included $2.0 million from the release of an escrow deposit and $0.2 million in proceeds from sales of equipment, partially offset by $1.8 million used for purchases of equipment.

Cash provided by financing activities of $4.6 million in the first nine months of 2010 consisted of $5.0 million in long-term borrowings from a related party, partially offset by $0.4 million in financing costs related to our bank loan agreement and long-term borrowings. Cash used in financing activities of $18.0 million in the first nine months of 2009 consisted of repayments of borrowings under our former bank agreement, which was fully repaid in December 2009.

Financing Arrangements

On December 29, 2009, we entered into a Letter of Credit Agreement (the “Letter of Credit Agreement”) with Bank of America (“BofA”). The Letter of Credit Agreement provides up to $6.0 million in standby letters of credit and expires on December 31, 2010 (“Expiration Date”). BofA will issue standby letters of credit, with a maximum maturity not to exceed 365 days beyond the Expiration Date. At September 30, 2010, we had $0.4 million in standby letters of credit issued under the Letter of Credit Agreement. Standby letters of credit under the Letter of Credit Agreement are secured by a cash collateral account held by BofA in an amount not less than 105% of the amount of the outstanding letters of credit.
On March 8, 2010, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Bank of the West, providing for a $15.0 million maximum revolving secured credit line. The amount available for borrowings in any given quarter is dependent upon the amount of qualified accounts receivable and inventory as of the end of the preceding quarter. The Loan Agreement is available for working capital, standby letters of credit and general corporate purposes through August 2012, assuming we satisfy certain terms and conditions at the time borrowings are requested. The interest rate on any future borrowings under the Loan Agreement will be based on the bank's prime rate or LIBOR and our financial condition at the time we elect to borrow. The Loan Agreement includes a fee for the unused portion of the credit facility, which will vary depending on our borrowing base availability.
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

In the third quarter of 2010, we completed amendments to the Loan Agreement which specify separate, more lenient financial covenants, compliance with which permits us to maintain outstanding standby letters of credit without a requirement for cash collateral. The amendment to the Loan Agreement restricts our ability to borrow under the Loan Agreement absent compliance with the pre-amendment covenants. The separate financial covenants are applicable for compliance measurement periods through March 31, 2011. The Loan Amendment also required us to obtain $5 million of unsecured indebtedness, subordinated to the Loan Agreement, as additional working capital on or before September 16, 2010. We obtained this indebtedness on September 3, 2010.

At September 30, 2010, we had no outstanding borrowings and $3.8 million in standby letters of credit under the Loan Agreement. At September 30, 2010, we were in compliance with the financial covenants; however, there is no assurance that we would be in compliance with the financial covenants in the foreseeable future such that we could access the credit facility if the need were to arise or, absent a waiver from the bank, avoid cash collateralizing our outstanding letters of credit.
On September 3, 2010, we entered into a Note Purchase Agreement (the “Purchase Agreement”) by and among Nautilus and certain entities (collectively, the “Purchasers”) under common control of Sherborne Investors GP, LLC and its affiliates (collectively “Sherborne”). Sherborne is our largest shareholder and is controlled by Edward J. Bramson, our Chairman and Chief Executive Officer, and Craig L. McKibben, a member of our Board of Directors.
Pursuant to the Purchase Agreement, we issued to the Purchasers $6,096,996 in aggregate principal amount at maturity of its Increasing Rate Senior Discount Notes Due December 31, 2012 (the “Notes”). The Notes have an original principal amount totaling $5,000,000 and mature on December 31, 2012. The then outstanding principal amount of the Notes accretes value at rates equal to 2.5% per annum from September 3, 2010 through February 28, 2011; 6.0% per annum from March 1, 2011 through August 31, 2011; 9.5% per annum from September 1, 2011 through February 29, 2012; 13.0% per annum from March 1, 2012 through August 31, 2012; and 14.5% per annum thereafter. If all the Notes are paid at maturity, the effective rate of interest is 8.7% per annum. Prepayment of amounts due under the Notes is permitted under the Purchase Agreement.
The Notes are subordinated to the Loan Agreement with Bank of the West. The Purchase Agreement includes certain negative covenants, including restrictions on the incurrence of additional indebtedness, liens, liquidation of assets, capital expenditures, changes in our business operations and change of control transactions. The Purchase Agreement includes customary events of default, including nonpayment, insolvency breach of warranty or covenant, cross-default of the Loan Agreement, material adverse changes, and other events. Upon the occurrence of an event of default the Purchasers may declare all outstanding obligations under the Notes to be due and payable. The accretion rate of the Notes is increased by 2% per annum during the continuance of an event of default. We agreed to indemnify the Purchasers for losses or liabilities arising out of the transactions contemplated by the Purchase Agreement.

Off-Balance Sheet Arrangements

In the past, our discontinued commercial business would, from time-to-time, involve a third-party with lease and financing arrangements to assist customers in purchasing our products. While most of these financings were without recourse to Nautilus, in certain cases we offered a guarantee or other recourse provisions. At September 30, 2010 and December 31, 2009, the maximum contingent liability under all outstanding recourse provisions was approximately $1.0 million and $1.4 million, respectively.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established a system of disclosure controls and procedures that is designed to ensure that information relating to the Company, which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this Form 10-Q. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of the legal proceedings that affect us, refer to Note 12 to the condensed consolidated financial statements in Part I, Item 1.

Item 1A.    Risk Factors

Nautilus operates in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in our 2009 Form 10-K are not the only risks and uncertainties we face. Additional risks and uncertainties that presently are not considered material or not known to us, and therefore not mentioned herein, may impair our business operations. If any of the risks described in our 2009 Form 10-K and below actually occur, our business, operating results and financial position could be harmed. Other than the additional risk factors set forth below, there has not been a material change to the risk factors as set forth in our 2009 Form 10-K.
Our inventory purchases are subject to long lead times, which could negatively impact our sales, cash flows and liquidity.
Lead times for inventory purchases from our Asian suppliers, from order placement to receipt of goods, range from approximately two to three months, of which period transit time represents approximately three weeks. The length of our lead times requires us to place advance manufacturing orders based on management forecasts of future demand for our products. Due to the length of our lead times, our sales and cash flows may be negatively impacted if we do not have sufficient product quantities on hand to meet customer demand for such items. In addition, our liquidity and cash flows may be negatively affected, and inventory obsolescence may increase, if the quantity of products we order exceeds customer demand for such items.

We may become subject to delisting proceedings, which would have an adverse impact on the liquidity and market price of our common stock and could negatively impact our supplier and customer relationships.
Our common stock is currently traded on the New York Stock Exchange (the “NYSE”).  The NYSE's continued listing criteria require that listed companies maintain either an average global market capitalization of not less than $50 million over a consecutive 30 trading-day period, or total stockholders' equity of not less than $50 million. On September 23, 2010, we were notified by the NYSE staff that we are not in compliance with this requirement for continued listing. Under applicable NYSE procedures, on October 29, 2010, we submitted to the NYSE a plan to demonstrate our ability to regain compliance with the continued listing standards within an 18-month period. The NYSE has 45 days to accept or reject our plan. A delisting of our common stock could negatively impact us by, among other factors, reducing the volume of trading in our common stock and the number of investors willing or able to hold or acquire our common stock, damaging our reputation and standing with suppliers, lenders, customers and sources of consumer financing programs.

Item 6.    Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description

10.1	Addendum dated August 20, 2010 to Supply Agreement dated May 2, 2008 between Nautilus, Inc., Treuriver Investments LIMITED, and Land America Health and Fitness Co. Ltd.

10.2	Note Purchase Agreement dated September 3, 2010, by and among Nautilus, Inc. and certain entities under common control of Sherborne Investors GP, LLC and its affiliates.

10.3	Subordination Agreement dated September 3, 2010, by and among Nautilus, Inc., certain entities under common control of Sherborne Investors GP, LLC and its affiliates and Bank of the West.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended.

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

NAUTILUS, INC.

November 8, 2010	By:	/s/ Edward J. Bramson
Date		Edward J. Bramson
Chairman and Chief Executive Officer		Chairman and Chief Executive Officer
(Principal Executive Officer)

November 8, 2010	By:	/s/ Kenneth L. Fish
Date		Kenneth L. Fish
Chief Financial Officer
(Principal Financial Officer)