Form 10-K
period 2010-12-31
NAUTILUS, INC.
filed 2011-03-08
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [ ]  No  [x]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  [ ]    No  [x]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No  [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [ ]    No  [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  [ ]    Accelerated filer  [ ]    Non-accelerated filer  [ ]    Smaller reporting company  [x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [ ]    No  [x]
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price ($1.52) as reported on the New York Stock Exchange as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2010) was $46,731,390.
The number of shares outstanding of the registrant's common stock as of January 31, 2011 was 30,744,336 shares.
Documents Incorporated by Reference
The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2011 Annual Meeting of Shareholders.

NAUTILUS, INC.
2010 FORM 10-K ANNUAL REPORT

i

PART I

Forward-Looking Statements

This Form 10-K, including Item 1 of Part I and Item 7 of Part II, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. The forward-looking statements in this Form 10-K include, without limitation, statements regarding anticipated declines in sales of strength products, increased sales of cardio-oriented products, and the expectation that increased sales of the Bowflex® TreadClimber product line will offset declines in sales of legacy strength products; potential improvement in consumer credit financing approval rates and possible corresponding improvements in sales; the continuance of promotional programs and the impact of such programs on profit margins; our plans and expectations regarding borrowing agreements; our new product development strategies; and our plans for achieving future profitability. Forward-looking statements also include any statements related to our expectations regarding future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, expenses and gross margins, profits or losses, losses from discontinued operations and disposal loss adjustments, settlements of warranty obligations, new product introductions, financing and working capital requirements and resources. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described herein. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

Item 1. Business

Unless the context otherwise requires, “Nautilus”, “Company”, “we”, “us” and “our” refer to Nautilus, Inc. and its subsidiaries. All references to 2010, 2009 and 2008 in this report refer to our fiscal years ended on December 31, 2010, 2009 and 2008, respectively. Our company was incorporated in the State of Washington in January 1993.

OVERVIEW

Founded in 1986, Nautilus is a consumer fitness products company headquartered in Vancouver, Washington and incorporated in the State of Washington in January 1993. We are committed to providing innovative, quality solutions to help people achieve a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products and related accessories for consumer use, primarily in the United States and Canada. Our products are sold under some of the most-recognized brand names in the fitness industry, including Nautilus®, Bowflex®, Schwinn® Fitness ("Schwinn") and Universal®.

We market our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments. Our direct business offers products to consumers through television advertising, catalogs and the Internet. Our retail business offers our products through a network of independent retail companies with stores and websites located in the United States and Canada.

During the third quarter of 2009, we committed to a plan for the complete divestiture of our commercial business with the expectation that the plan's successful completion will improve our overall operating results. Consequently, our commercial business has been classified as a discontinued operation. Our commercial business offered products to health clubs, schools, hospitals and other organizations. The disposal of our commercial business has been substantially completed and we expect to dispose of the remaining commercial business assets during the first quarter of 2011.

BUSINESS STRATEGY

We are focused on developing and marketing consumer fitness equipment and related products to help people enjoy healthier lives. Our products are targeted to meet the needs of a broad range of consumers, including fitness enthusiasts and individuals who are seeking the benefits of regular exercise. We have diversified our business by expanding our portfolio of high-quality fitness equipment into multiple product lines utilizing our well-recognized brand names. Our business strategy focuses exclusively on consumer products, markets and distribution channels.

Our strategies incorporate the individual characteristics of our direct and retail business segments. Our direct business segment focuses on (i) the development of, or acquisition of rights to, unique products; (ii) the application of creative, cost-effective ways to communicate the benefits of their use; and (iii) making various financing options provided by third-party sources available to our customers. We are particularly attentive to direct business metrics that provide feedback regarding the effectiveness of our media marketing programs and attractiveness of third-party consumer financing programs.

In our retail business segment, we strive to develop long-term relationships with key retailers of sports or fitness equipment. The primary objectives of our retail business are (i) to offer a selection of products at key price-points; and (ii) to utilize the strength of our brands and long-standing customer relationships to secure more floor space for our products.

Our long-term strategy involves:

•	creatively marketing our equipment, both directly to consumers and through our retail customers, while leveraging our well-known brand names;

•	enhancing our product lines by designing fitness equipment that meets or exceeds the high expectations of our customers;

•	utilizing our strengths in product engineering to reduce product costs;

•	continuing our investment in research and development activities aimed at acquiring or creating new technologies; and

•	increasing our international retail sales and distribution.

PRODUCTS

We market quality cardiovascular and strength fitness products that cover a broad range of price points and features. Our products are designed for individuals with varying exercise needs. From the person who works out occasionally to the serious athlete, we have products that will help them achieve their fitness objectives.

•
Our Nautilus brand includes a complete line of cardio equipment, including treadmills, specialized cardio, exercise bikes and ellipticals, as well as selected strength equipment. In late 2010, in anticipation of the holiday shopping season, we introduced selectorized dumbbells to the Nautilus family of products in our retail channel. In November 2010 our Nautilus E514 elliptical and Nautilus T514 treadmill each received a high rating from a leading consumer products rating company. We also launched a new website, www.NautilusFitness.ca, which provides our customers in Canada with complete product information, as well as a convenient store locator for finding the optimal shopping location for Nautilus products.

•
Our Bowflex brand represents a highly-regarded line of fitness equipment comprised of both cardio and strength products, including TreadClimber® specialized cardio machines, treadmills, PowerRod® home gyms, Revolution® home gyms, and SelectTech® dumbbells, each designed specifically for home use.

•
Our Schwinn brand is known for its popular line of exercise bikes, including the Airdyne®, ellipticals and treadmills. During 2010, we increased our sales and marketing efforts in support of our new line of Schwinn products for the retail channel introduced in late 2009. In November 2010, our Schwinn 840 treadmill received a high rating from a leading consumer products rating company and our Schwinn 460 elliptical was also favorably reviewed.

•	Our Universal brand, one of the oldest and most recognized names in the fitness industry, currently offers a line of kettlebell weights and weight benches.

While we offer our full product assortment to our direct customers through our Internet websites and our catalogs, we generally differentiate the product models offered in our direct and retail sales channels. Currently, our Bowflex TreadClimber product line is offered for sale exclusively through our direct sales channel.

BUSINESS SEGMENTS

We conduct our business in two segments, Direct and Retail. For further information, see Note 16, Segment Information, to our consolidated financial statements in Part II, Item 8 of this report.

SALES AND MARKETING

Direct

In our direct business, we market and sell our products, principally Bowflex cardio and strength products, directly to consumers. While we are, and plan to continue to be, a large direct marketer of strength products in the United States, our advertising emphasis has shifted toward cardio products, especially the Bowflex TreadClimber, as cardio products represent the largest component of the fitness equipment market and a growing part of our business. Sales of cardio products represented

56% of our direct revenues in 2010, compared to 46% in 2009.

Late in 2009, we began reallocating a greater portion of our television advertising budget toward the Bowflex TreadClimber product line and expect to commit an increased portion of such expenditures to this product line during 2011. Currently, our Bowflex TreadClimber product line is sold exclusively through our direct sales channel. We expect to emphasize lower-cost Internet-based advertising for our Bowflex rod-based home gyms during 2011, which are able to capitalize on the extensive consumer product awareness that already exists. Based on current trends, we expect that increased sales of TreadClimbers should more than offset anticipated declines in sales of home gym products in our direct channel by the second half of 2011.

Our marketing efforts are based on an integrated combination of media and direct consumer contact. In addition to television advertising, which ranges in length from 30 seconds to as long as five minutes, we utilize extended 30-minute television infomercials, Internet advertising, product websites, inquiry-response mailings, catalogs and inbound/outbound call centers. Marketing and media effectiveness is measured continuously based on sales inquiries generated, cost-per-lead, conversion rates, return on investment and other key performance metrics. Almost all of our direct customer orders are received either on our Internet websites or through company-owned and third-party call centers.

During the first eight months of 2010, less than one-third of our direct customers used financing programs offered by our third-party credit providers to purchase our products, compared to approximately one-half in 2009 and two-thirds in 2008, reflecting the application of more stringent credit approval standards by our former primary third-party credit provider. As a result, in September 2010, we completed our transition to a new consumer credit program with a new primary third-party financing provider, GE Money Bank ("GE"), and since then we have experienced incremental growth in customer financing approval rates. In addition, we added two secondary third-party consumer credit financing providers during 2010, both of which offer credit to certain qualified consumers whose credit applications have been declined by GE. Customer credit approvals by our primary and secondary third-party financing providers increased throughout the fourth quarter of 2010 and averaged approximately 20% of the applications we processed during the period, compared to 18% in the fourth quarter of 2009. Management expects customer credit approval rates in 2011 will remain at the levels experienced late in the fourth quarter of 2010 or improve modestly as we continue to optimize our consumer financing programs.

Retail

In our retail business, we market and sell a comprehensive line of consumer fitness equipment under the Nautilus, Schwinn, Universal and Bowflex brands. Our products are marketed through a network of retail companies, consisting of sporting goods stores, Internet retailers, large-format and warehouse stores, and, to a lesser extent, smaller specialty retailers and independent bike dealers. Similar to our direct business, cardio products represent a growing part of our business and present an opportunity to increase our market share in the future. Sales of cardio products represented 64% of our retail revenues in 2010, compared to 59% in 2009.

We offer programs which provide price discounts to our retail customers for ordering container-sized shipments or placing orders early enough in the season to allow for more efficient manufacturing by our Asian suppliers. These programs are designed to reduce our shipping and handling costs, with much of the savings being passed on to our customers. In addition, our retail customers generally are eligible for other types of sales incentives, including volume discounts and various forms of rebates or allowances, which primarily are intended to increase product availability for consumers, reduce transportation costs and encourage marketing of our brands.

PRODUCT DESIGN AND INNOVATION

Innovation is a vital part of our business, and we continue to expand and diversify our product offerings by leveraging our research and development capabilities. We constantly search for new technologies and innovations that will help us grow our business, either through higher sales or increased production efficiencies. To accomplish this objective, we seek out ideas and concepts both within our company and from outside inventors.

We rely on financial and engineering models to assist us in assessing the potential operational and economic impacts of adopting new technologies and innovations. If we determine that a third-party technology or innovation concept meets certain technical and financial criteria, we may enter into a licensing arrangement to utilize the technology or, in certain circumstances, purchase the technology for our own use. Our product design and engineering teams also invest considerable effort to improve product design and quality. As a consumer-driven company, we invest in qualitative and quantitative consumer research to help us assess new product concepts, optimal features and anticipated consumer adoption.

In the past, our business was led by our strength products, including the Bowflex rod-based home gym and SelectTech dumbbells. Since mid-2009, however, sales of our cardio products have eclipsed those of our strength products and we believe the much larger market for cardio products offers us greater opportunity for growth. Sales of cardio products represented 60% of our total product revenue in 2010, compared to 50% in 2009. In 2010 we refined our creative advertising materials to clearly communicate the benefits of the Bowflex TreadClimber product line over other cardio-oriented exercise products and demonstrate how this product line has helped numerous satisfied customers achieve their fitness goals. Greater consumer awareness of TreadClimber has lead to increased sales and was primarily accountable for the 17% increase in direct channel sales of cardio-oriented products in the fourth quarter of 2010 over the same period in 2009. Our product development efforts primarily have been focused on new cardio products, including a recent line of Schwinn indoor bikes and ellipticals. We plan to continue to invest in the development of new cardio products in 2011 and beyond, anticipating that such investments will help us achieve higher sales and increased market share.

Our research and development expenses were $2.9 million and $5.2 million in 2010 and 2009, respectively, reflecting cost efficiencies from the consolidation of product development activities at our corporate headquarters and a decrease in pre-production royalty fees paid to outside inventors. We expect research and development expenses to increase in 2011.

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

MERCHANDISE SOURCING

All of our products are produced by third-party manufacturers, most of whom are the sole source for particular products and substantially all of whom are located in Asia. Lead times for inventory purchases from our Asian suppliers, from order placement to receipt of goods, generally range from approximately two to three months, of which transit time represents three-to-four weeks. The length of our lead times requires us to place advance manufacturing orders based on management forecasts of future demand for our products. We attempt to compensate for our long replenishment lead times by maintaining adequate levels of inventory at our warehousing facilities.

We monitor our suppliers' ability to meet our product needs and we participate in quality assurance activities to reduce the risk of marketing substandard products. Other than our contract with Land America Health & Fitness Co., LTD. (“Land America”), which expires in December 2011, our third-party manufacturing contracts are terminable by either party on relatively short notice.

LOGISTICS

Our warehousing and distribution facilities are located in Portland, Oregon and Winnipeg, Manitoba. In our direct business, we strive to maintain inventory levels that will allow us to ship our products shortly after receiving a customer's order. We use a common carrier for substantially all of our merchandise shipments to direct customers.

In our retail business, we manage our inventory levels to accommodate anticipated seasonal changes in demand. Generally, we maintain higher inventory levels at the ends of the third and fourth quarters to satisfy relatively higher consumer demand in the fourth and first quarters of each year. Many of our retail customers place orders well in advance of peak periods of consumer demand to ensure an adequate supply for the anticipated selling season. We use various commercial truck lines for our merchandise shipments to retail customers.

Approximately one-third of our retail inventory replenishment orders are shipped by our contract manufacturers in Asia directly to our retail customer locations, typically in large containers. The use of such direct shipments allows us to maintain lower levels of inventory in our warehouses, resulting in lower storage, handling, freight, insurance and other costs.

COMPETITION

The markets for all of our products are highly competitive. We believe the principal competitive factors affecting our business are quality, brand recognition, innovation and pricing. We believe we are well-positioned to compete in markets in which we can take advantage of our strong brand names.

Our products compete directly with those offered by a large number of companies that market consumer fitness equipment and fitness programs. As the use of Internet websites for product sales by traditional retailers has increased, our competitors have become increasingly similar across our direct and retail sales channels. Our principal competitors include: Fitness Quest, marketer of Total Fitness®-branded products; ICON Health & Fitness, marketer of ProForm®- and NordicTrack®-branded products; Johnson Health Tech, marketer of Horizon®-branded products; Beach Body, marketer of the P90X® fitness program; and American Telecast, marketer of Total Gym®-branded products. Among our other competitors are weight-loss companies, such as Jenny Craig and NutriSystems, which offer alternative solutions for a fit and healthy lifestyle.

EMPLOYEES

As of February 28, 2011, we had approximately 330 employees, substantially all of whom were full-time. None of our employees are subject to collective bargaining agreements. We have not experienced a material interruption of our operations due to labor disputes.

INTELLECTUAL PROPERTY

Trademarks, patents and other forms of intellectual property are vital to the success of our business and are an essential factor in maintaining our competitive position in the health and fitness industry.

Trademarks

We own many trademarks including Nautilus®, Bowflex®, PowerRod®, Revolution®, TreadClimber®, SelectTech®, Trimline®, Airdyne®, Mobia® and Universal®. Nautilus is the exclusive licensee under the mark Schwinn® for fitness products. We believe that having distinctive trademarks which are readily identifiable by consumers is an important factor in creating a market for our products, maintaining a strong company identity and developing brand loyalty among our customers. In addition, we have licensed certain third-parties to use the Nautilus and Schwinn tradenames on commercial fitness products, for which we receive royalty income and expanded consumer awareness of our brands.

Each federally registered trademark is renewable indefinitely if the trademark is still in use at the time of renewal. We are not aware of any material claims of infringement or other challenges to our trademark rights in our major markets.

Patents

We own a broad array of patents and patent rights, both issued and pending, covering our fitness equipment. These patents cover a variety of technologies, some of which are utilized in the following products: TreadClimber specialized cardio machines; variable stride ellipticals; selectorized dumbbells; and recumbent exercise bikes. Nautilus is the exclusive licensee to patents that cover the Bowflex Revolution home gyms. Patent protection for these technologies extends as far as 2020. Expiration of these and other patents could trigger the introduction of similar products by our competitors. None of our material patents expire in 2011.

Building our intellectual property portfolio is an important factor in maintaining our competitive position in the health and fitness equipment industry. We have followed a policy of filing applications for U.S. and non-U.S. patents on utility and design inventions that we deem valuable to our business. We protect our proprietary rights vigorously and take prompt, reasonable actions to prevent counterfeit products and other infringement on our intellectual property.

BACKLOG

Historically, our backlog has not been a significant factor in our business. Our customer order backlog as of December 31, 2010 and 2009 was approximately $3.2 million and $2.7 million, respectively.

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
Our operations and disposed components of our former commercial business expose us to claims related to environmental matters. Although compliance with federal, state, local and international environmental legislation has not had a material adverse effect on our financial condition or results of operations in the past, there can be no assurance that material costs or liabilities will not be incurred in connection with such environmental matters in the future.

AVAILABLE INFORMATION

Our common stock is listed on the New York Stock Exchange and trades under the symbol “NLS.” Our principal executive offices are located at 16400 SE Nautilus Drive, Vancouver, Washington 98683, and our telephone number is (360) 859-2900. The Internet address of our corporate website is http://www.nautilus.com.

We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. You can inspect and obtain a copy of our reports, proxy statements and other information filed with the SEC at the offices of the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet site at http://www.sec.gov where you can access copies of most of our SEC filings.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on our corporate website. Our code of business conduct and ethics, corporate governance policies, and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee also are available on our corporate website. The information found on our website is not part of this report.

Item 1A. Risk Factors

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

Our results of continuing operations in any particular period may not be indicative of results to be expected in future periods, and have historically been, and are expected to continue to be, subject to periodic fluctuations arising from a number of factors, including:

•	Introduction and market acceptance of new products;

•	Variations in product selling prices and costs and the mix of products sold;

•	Size and timing of retail customer orders, which, in turn, often depend upon the success of our customers' businesses or specific products;

•	Changes in the market conditions for consumer fitness equipment;

•	Changes in macroeconomic factors;

•	Availability of consumer credit;

•	Timing and availability of products coming from our offshore contract manufacturing suppliers;

•	Seasonality of markets, which vary from quarter-to-quarter and are influenced by outside factors such as overall consumer confidence and the availability and cost of television advertising time;

•	Effectiveness of our media and advertising programs;

•	Customer consolidation in our retail segment, or the bankruptcy of any of our larger retail customers;

•	Restructuring charges;

•	Goodwill and other intangible asset impairment charges; and

•	Legal and contract settlement charges.

These trends and factors could adversely affect our business, operating results, financial position and cash flows in any particular period.

Intense competition could negatively impact our sales and operating results.

Our products are sold in highly competitive markets with limited barriers to entry. As a result, introduction by competitors of lower-priced or more innovative products could result in a significant decline in our revenues and have a material adverse effect on our operating results, financial position and cash flows.

Further decline or weaker than expected recovery in consumer spending likely would negatively affect our product revenues and earnings.

Success of each of our products depends substantially on the amount of discretionary funds available to our customers. Global credit and financial markets have experienced extreme disruptions in the recent past, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in these conditions. Further decline or weaker than expected recovery in general economic conditions could further depress consumer spending, especially spending for discretionary consumer products such as ours. Poor economic conditions could in turn lead to substantial further decreases in our net sales or have a material adverse effect on our operating results, financial position and cash flows.
Our operating expenses and portions of our costs of goods sold are relatively fixed, and we may have limited ability to reduce expenses sufficiently in response to any revenue shortfalls.
Many of our operating expenses are relatively fixed. We may not be able to adjust our operating expenses or other costs sufficiently to adequately respond to any revenue shortfalls. If we are unable to reduce operating expenses or other costs quickly in response to any revenue shortfall, it would negatively impact our operating results, financial condition and cash flows.

If we are unable to anticipate consumer preferences or to effectively develop, market and sell future products, our future revenues and operating results could be adversely affected.

Our future success depends on our ability to effectively develop, market and sell new products that respond to new and evolving consumer preferences. Accordingly, our revenues and operating results may be adversely affected if we are unable to develop or acquire rights to new products that satisfy consumer preferences. In addition, any new products that we market may not generate sufficient revenues to recoup their acquisition, development, production, marketing, selling and other costs.

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

Various international and U.S. federal, state and local governmental authorities, including the Federal Trade Commission and the Consumer Product Safety Commission, regulate our product marketing efforts. Our sales and profitability could be significantly harmed if any of these authorities commence a regulatory enforcement action that interrupts our marketing efforts, results in a product recall or negative publicity, or requires changes in product design.

A significant decline in availability of media time or substantially higher advertising rates may hinder our ability to effectively market our products and may reduce profitability.

We depend on television advertising to market certain products sold directly to consumers. Consequently, a marked increase in the price we must pay for our preferred media time and/or a reduction in its availability may adversely impact our financial performance.

Our revenues could decline due to changes in credit markets and decisions made by credit providers.

Historically, more than half of our Direct sales have been financed for our customers under various programs offered by third- party consumer credit financing sources. Reductions in consumer lending and the availability of consumer credit could limit the number of customers with the financial means to purchase our products. Higher interest rates could increase monthly payments for consumer products financed through one of our monthly payment plans or through other sources of consumer financing. In the past, we have partnered with financial service companies to assist our customers in obtaining financing to purchase our products. Our present agreement with GE helps certain customers obtain financing if they qualify for GE's private label revolving credit card. We cannot be assured that GE or other companies will continue to provide consumers with access to credit or that credit limits under such arrangements will not be reduced. Such restrictions or reductions in the availability of consumer credit could have a material adverse impact on our results of operations, financial position and cash flows.

If our contract manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and revenues, and our reputation may be harmed.

We have outsourced the production of all of our products to third-party manufacturers. We rely on our contract manufacturers to procure components and provide spare parts in support of our warranty and customer service obligations. We generally commit the manufacturing of each product to a single contract manufacturer.

Our reliance on contract manufacturers exposes us to the following risks over which we may have limited control:

•	Unexpected increases in manufacturing and repair costs;

•	Interruptions in shipments if our contract manufacturer is unable to complete production;

•	Inability to completely control the quality of finished products;

•	Inability to completely control delivery schedules;

•	Changes in our contract manufacturer's business models or operations;

•	Potential increases in our negotiated product costs as a result of fluctuations in currency exchange rates;

•	Impact of the global market and economic conditions on the financial stability of our contract manufacturers and their ability to operate without requesting earlier payment terms or letters of credit;

•	Potential lack of adequate capacity to manufacture all or a part of the products we require; and

•	Potential unauthorized reproduction of our products.

Our contract manufacturers primarily are located in Asia and may be subject to disruption by natural disasters, as well as political, social or economic instability. The temporary or permanent loss of the services of any of our primary contract manufacturers could cause a significant disruption in our product supply chain and operations and delays in product shipments. In addition, other than our contract with Land America, which expires in December 2011, our third-party manufacturing contracts are terminable by either party on relatively short notice.

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

All of our products are produced by third-party manufacturers, substantially all of which are located in Asia. Lead times for inventory purchases from our Asian suppliers, from order placement to receipt of goods, generally range from approximately two to three months, of which transit time represents three-to-four weeks. The length of our lead times requires us to place advance manufacturing orders based on management forecasts of future demand for our products. Due to the length of our lead times, our sales and cash flows may be negatively impacted if we do not have sufficient inventory on hand to meet customer demand for such items. In addition, our liquidity and cash flows may be negatively affected, and inventory obsolescence may increase, if the quantity of products we order exceeds customer demand for such items.

A delay in getting non-U.S.-sourced products through customs in a timely manner could result in reduced sales, canceled sales orders and unanticipated inventory accumulation.

Most of our imported products are subject to duties or tariffs that affect the cost and quantity of various types of goods imported into the U.S. or our other markets. The countries in which our products are produced or sold may adjust or impose new quotas, duties, tariffs or other restrictions. Further, our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the free flow of goods through open and operational ports worldwide. Labor disputes at various ports create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak importing seasons. Any of these factors could result in reduced sales, canceled sales orders and unanticipated inventory accumulation and have a material adverse effect on our operating results, financial position and cash flows.

Unpredictable events and circumstances relating to our international operations, including our use of non-U.S. manufacturers, could have a material adverse effect on our business.

A portion of our revenue is derived from sales outside the U.S., primarily in Canada. In addition, substantially all of our products are manufactured outside of the U.S. Accordingly, our future results could be materially adversely affected by a variety of factors pertaining to international trade, including: changes in a specific country's or region's political or economic conditions; trade restrictions; import and export licensing requirements; changes in regulatory requirements; additional efforts to comply with a variety of foreign laws and regulations; and longer payment cycles in certain countries, thus requiring us to finance customer purchases over a longer period than those made in the U.S. In addition, we rely on the performance of our employees located in foreign countries. Our ability to control the actions of these employees may be limited by the laws and regulations in effect in each country. Changes in any of the above factors could have a material adverse effect on our operating results, financial position and cash flows.

Currency exchange rate fluctuations could result in higher costs and reduced margins.

We have significant sales outside of the United States, primarily in Canada. As a result, we conduct transactions in various currencies which increase our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our international revenues and expenses generally are derived from sales and operations in non-U.S. currencies, and these revenues and expenses could be affected by currency fluctuations. Currency exchange rate fluctuations could also result in higher costs for our products, or could disrupt the business of independent manufacturers that produce our products, by making their purchases of raw materials more expensive and more difficult to finance. Therefore, our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we, our customers or our suppliers conduct business. Currency fluctuation is one of the many variables we continually monitor around the world, including commodity costs, labor inflation, trade laws, and product sourcing. China recently announced that it would reform its Renminbi exchange rate regime in order to increase flexibility to exchange rate fluctuations, which may cause product prices to increase in the future. Historically, as we have experienced increases in manufacturing costs, we have been successful in increasing the selling price of our products to mitigate the long-term impact, and expect to be able to adjust our pricing in response to these increases. If we are unable to increase our selling prices to offset such cost increases, or if such increases have a negative impact on sales of our products, our revenues and earnings would be negatively impacted.

Failure or inability to protect our intellectual property could significantly harm our competitive position.

Protecting our intellectual property is an essential factor in maintaining our competitive position in the health and fitness industry. If we do not, or are unable to, adequately protect our intellectual property, our sales and profitability may be adversely affected. We currently hold approximately 800 patents and trademarks worldwide and have approximately 100 patent and trademark applications pending in the United States. However, our efforts to protect our proprietary rights may be inadequate, and applicable laws provide only limited protection.

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

Future impairments of intangible assets could negatively impact our operating results.

We had goodwill of $2.9 million and other intangible assets of $18.8 million as of December 31, 2010. We recognized impairment charges of $5.9 million in 2009 related to intangible assets of our continuing operations. Any future impairment charges, if significant, could materially and adversely affect our operating results. An unexpected decline in revenue, changes in market conditions, changes in competitive products or technologies or a change in management's intentions regarding utilization of intangible assets could lead to further impairment charges.

We are subject to periodic litigation, product liability risk and other regulatory proceedings which could result in unexpected expense of time and resources.

From time to time, we may be a defendant in lawsuits and regulatory actions relating to our business or the former operations of our discontinued commercial business segment. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management's attention from our operations and may result in substantial legal costs.

We also may not be able to successfully acquire intellectual property rights, protect existing rights, or potentially prevent others from claiming that we have violated their proprietary rights when we launch new products. We could incur substantial costs in defending against such claims even if they are without basis, and we could become subject to judgments or settlements requiring us to pay substantial damages, royalties or other charges.

We are subject to warranty claims for our products which could result in unexpected expense.

Many of our products carry limited warranties for defects in quality and workmanship. Warranty costs in prior years primarily related to products sold through our former commercial business segment, which is a discontinued operation. However, we are still liable for certain claims on various products in foreign jurisdictions. In addition, we remain contingently liable for product warranty obligations which were transferred to buyers of our commercial business product lines, if the buyer is unable to fulfill such obligations.

We may experience significant expense as the result of product quality issues, product recalls or product liability claims which may have a material adverse effect on our business. We maintain a warranty reserve for estimated future warranty claims. However, the actual costs of servicing future warranty claims may exceed the reserve and have a material adverse effect on our results of operations, financial condition and cash flows. In addition, we remain contingently liable for product warranty obligations which were transferred to buyers of our commercial business product lines, if the buyer is unable to fulfill such obligations.

Disruption to our information and communication systems could result in interruptions to our business.

Our business is increasingly reliant on information and communication technology, and a substantial portion of our revenues are generated with the support of information and communication systems. The success of our direct business is heavily dependent on our ability to respond to customer sales inquiries and process sales transactions using our call center communication systems, Internet websites and similar data monitoring and communication systems provided and supported by third-parties. If such systems were to fail, or experience significant or lengthy interruptions in availability or service, our revenues could be materially affected. We also rely on information systems in all stages of our product cycle, from design to distribution, and we use such systems as a method of communication between employees, as well as our customers. In addition, we use information systems to maintain our accounting records, assist in collection and customer service efforts, and forecast operating results and cash flows.

System failures or service interruptions may occur as the result of a number of factors, including: computer viruses; hacking or other unlawful activities by third parties; disasters; equipment, hardware or software failures; cable outages, extended power failures, or our inability or failure to properly protect, repair or maintain our communication and information systems. To mitigate the risk of business interruption, we have in place a disaster recovery program that targets our most critical operational systems. If our disaster recovery system is ineffective (in whole or in part), or efforts conducted by us or third-parties to prevent or respond to system interruptions in a timely manner are ineffective, our ability to conduct operations would be significantly affected. If we do not consider the potential impact of critical decisions related to systems or process design and implementation, this could lead to operational challenges and increase costs. Any of the aforementioned factors could have a material adverse affect on our operating results, financial position and cash flows.

We may need to raise additional financing if our financial results do not improve.

We have sustained significant operating losses each year since 2007. We returned to positive income from continuing operations in the fourth quarter of 2010 and expect that we will have adequate financial resources and liquidity to meet our operating needs throughout 2011. However, if we continue to experience significant operating losses, we will need to obtain additional debt or equity financing to continue operating. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all, or that any amount raised will be sufficient to meet our cash requirements. If we are not able to raise additional needed capital, we would be forced to sharply curtail our operations or pursue other strategic options.

We may become subject to delisting proceedings, which could have an adverse impact on the liquidity and market price of our common stock and could negatively impact our supplier and customer relationships.

Our common stock currently is traded on the New York Stock Exchange (the “NYSE”).  The NYSE's continued listing standards require that listed companies maintain either an average global market capitalization of not less than $50 million over a consecutive 30 trading-day period, or total stockholders' equity of not less than $50 million. On September 23, 2010, we were notified by the NYSE that we were not in compliance with this requirement for continued listing. On December 3, 2010, we were notified that the NYSE had accepted our plan demonstrating our ability to regain compliance with the continued listing standards within an 18-month period. As of February 28, 2011, our market capitalization was approximately $82 million, which exceeds the NYSE continued listing requirement. If we are unable to maintain compliance with the NYSE continued listing standards within the specified period, our common stock could be delisted by the NYSE. Delisting could negatively impact us by, among other factors, reducing the volume of trading in our common stock and the number of investors willing or able to hold or acquire our common stock, damaging our reputation and standing with suppliers, lenders, customers and sources of consumer financing programs.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Following is a summary of our principal properties as of December 31, 2010:

Location	Primary Function(s)	Owned or Leased
Washington	Corporate headquarters and customer call center	Leased
Oregon	Warehouse and distribution	Leased
Canada	Warehouse, distribution and showroom	Leased
China	Quality assurance and supplier relationships	Leased

Each of our principal properties is used by both our direct segment and our retail segment. Our properties generally are well-maintained, adequate and suitable for their intended purposes, and we believe our existing properties will meet our operational needs for the foreseeable future. If we require additional warehouse or office space in the future, we believe we will be able to obtain such space on commercially reasonable terms.

Item 3. Legal Proceedings

We are party to various legal proceedings and claims arising from normal business activities. Based on the facts currently available, we do not believe that the disposition of matters that are pending or asserted, individually or in the aggregate, will have a material adverse effect on our future financial results. However, an adverse judgment by a court, administrative or regulatory agency, arbitrator or a settlement could adversely impact our results of operations, financial position and cash flows.

Item 4. [Reserved]

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is listed on the New York Stock Exchange (the “NYSE”) and trades under the symbol “NLS.” On February 28, 2011, the closing sale price of our common stock was $2.66 per share, as reported on the NYSE. As of February 28, 2011, there were 67 holders of record of our common stock and approximately 29,000 beneficial shareholders. The following table sets forth the high and low sales prices and dividends paid per common share for each period presented:

	High	Low	Dividends Paid
2010:
Quarter 1	$4.35	$1.96	—
Quarter 2	3.63	1.52	—
Quarter 3	2.02	1.27	—
Quarter 4	1.92	1.30	—
2009:
Quarter 1	2.57	0.45	—
Quarter 2	2.35	0.59	—
Quarter 3	2.96	0.96	—
Quarter 4	2.47	1.59	—

Currently, we have no plans to pay dividends on our common stock. Payment of any future dividends, when permitted under our borrowing arrangements, is at the discretion of our Board of Directors, which considers various factors such as our financial condition, operating results, current and anticipated cash needs and future expansion plans.

Equity Compensation Plans

The following table provides information about our equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,200,400	$8.80	4,521,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,200,400	$8.80	4,521,000

For further information regarding our equity compensation plans, refer to Note 13, Stockholders' Equity, to our consolidated financial statements in Part II, Item 8 of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Our Management's Discussion and Analysis of Financial Condition and Results of Operation (the “MD&A”) should be read in conjunction with our consolidated financial statements and related notes in Item 8 of this report.

OVERVIEW

Nautilus is committed to providing innovative, quality solutions to help people achieve a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing and marketing high-quality cardiovascular and strength fitness products and related accessories for consumer home use, primarily in the United States and Canada. Our products are sold under some of the most-recognized brand names in the fitness industry, including Nautilus, Bowflex, Schwinn and Universal.

We market our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments. Our direct business offers products to consumers through television advertising, catalogs and the Internet. Our retail business offers our products through a network of independent retail companies with stores and websites located in the United States and Canada.

Economic and market conditions have been, and continue to be, disruptive and volatile. These conditions include reduced business and consumer confidence, disruptions in the residential housing market, materially-reduced consumer credit availability for our customers and increased unemployment, all of which have contributed to reductions in consumer spending, particularly on discretionary products such as our home fitness equipment.

Our net sales in 2010 were $168.5 million, a decrease of $20.8 million, or 11.0%, as compared to net sales of $189.3 million in 2009. The decline in net sales primarily reflected a continuing decline in our sales of rod-based home gyms, which was due in part to reduced availability of consumer credit financing during the first three quarters of 2010. Offsetting the decline in home-gym revenues were increased sales of our Bowflex TreadClimber products, due in part to new creative advertising and greater customer awareness of the TreadClimber product line. Driven primarily by strong TreadClimber sales, revenues of all cardio products increased by 4% in 2010, compared to 2009, while sales of all strength products decreased by 28% year-over-year. Based on sales trends observed in the fourth quarter of 2010, we expect that increased sales of TreadClimber products should more than offset anticipated declines in home gym sales by the second half of 2011.

In September 2010, we completed our transition to a new consumer credit program with a new primary third-party financing provider, GE Money Bank ("GE"), and since then we have experienced incremental growth in customer financing approval rates. In addition, we added two secondary third-party consumer credit financing providers during 2010, both of which offer credit to certain qualified consumers whose credit applications have been declined by GE. Customer credit approvals by our primary and secondary third-party financing providers increased throughout the fourth quarter of 2010 and averaged approximately 20% of the applications we processed during the period, compared to 18% in the fourth quarter of 2009. Management expects customer credit approval rates in 2011 will remain at the levels experienced late in the fourth quarter of 2010 or improve modestly as we continue to optimize our consumer financing programs.

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

Our critical accounting policies and estimates are discussed below. We have not made any material changes in the methodologies we use in our critical accounting estimates during the past three fiscal years and we do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use. However, if our assumptions or estimates change in future periods, the impact on our financial position and operating results could be material.

Sales Discounts and Allowances

Product sales and shipping revenues are reported net of promotional discounts and return allowances. We estimate the revenue impact of retail sales incentive programs based on the planned duration of the program and historical experience. If the amount of our retail sales incentives can be reasonably estimated, we record the impact of such incentives at the later of the time we notify our customer of the sales incentive, or the time of the sale. If actual amounts differ from our estimates, revenue is adjusted.

Our calculation of amounts owed for sales discounts and allowances contains uncertainties because it requires management to make assumptions in interim periods and to apply judgment regarding a number of factors, including estimated future customer inventory purchases and returns.

Goodwill and Intangible Asset Valuation
We evaluate our indefinite-lived intangible assets and goodwill for potential impairment annually or when events or circumstances indicate their carrying value may be impaired. Finite-lived intangible assets, including patents and patent rights, are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. In 2009 we recognized $5.9 million in impairment charges related to intangible assets used in our continuing operations. Impairment charges of $1.7 million related to intangible assets of discontinued operations were recognized in 2009. No intangible asset impairment charges were recognized in 2010.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment in order to estimate future cash flows and asset fair values. Our judgments regarding potential impairment are based on a number of factors including: the timing and amount of anticipated cash flows; market conditions; relative levels of risk; the cost of capital; terminal values; royalty rates; and the allocation of revenues, expenses and assets and liabilities to business segments. Each of these factors can significantly affect the value of our goodwill or indefinite-lived intangible assets and, thereby, could have a material adverse affect on our financial position and results of operations.

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

Uncertainties exist with respect to outstanding warranty obligations of our commercial business, now a discontinued operation, as units sold to customers approach end-of-life and settlements are reached with certain customers in connection with our exit from the commercial business. As of December 31, 2010, our warranty liability included $2.9 million for future warranty costs of our former commercial business, which represents management's estimate of the probable amount. However, in light of the aforementioned uncertainties, management believes it is reasonably possible that actual warranty costs of our former commercial business could exceed this amount by as much as $0.2 million, which if realized would decrease operating results of discontinued operations in future periods.

Litigation and Loss Contingencies
From time to time, we may be involved in claims, lawsuits and other proceedings. Such matters involve uncertainty as to the eventual outcomes and any losses or gains we may ultimately realize when one or more future events occur or fail to occur. We record expenses for litigation and loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We estimate the probability of such losses based on the advice of internal and external counsel, outcomes from similar litigation, status of the lawsuits (including settlement initiatives), legislative developments and other factors.

Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates accordingly.

Deferred Tax Assets - Valuation Allowance

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

We have recorded a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. As we determined that it is more likely than not that the benefit from our deferred tax assets will not be realized, we have a valuation allowance against net deferred tax assets of $59.6 million. If our assumptions change and we determine we will be able to realize these deferred tax assets, the tax benefits related to any reversal of the valuation allowance will be accounted for in the period in which we make such determination. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Significant judgments are required in determining tax provisions and evaluating tax positions. Such judgments require us to interpret existing tax law and other published guidance as applied to our circumstances. In particular, our valuation allowance contains uncertainties because management is required to make assumptions and to apply judgment to estimate the future realization of net deferred tax assets. If our financial results or other relevant facts change, thereby impacting the likelihood of realizing the tax benefit of an uncertain tax position, significant judgment would be applied in determining the effect of the change on our valuation allowance.

Risks and Uncertainties

Our results of operations may vary significantly from period-to-period. Our revenues will fluctuate due to the seasonality of our industry; customer buying patterns; product innovation; the nature and level of competition for health and fitness products; our ability to procure products to meet customer demand; the level of spending on, and effectiveness of, our media and advertising programs; and our ability to attract new customers and renew existing sales relationships. In addition, our revenues are highly susceptible to economic factors, including, among other things, the overall condition of the economy and the availability of consumer credit in both the United States and Canada. Our profit margins may vary in response to the aforementioned factors and our ability to manage product costs. Profit margins may also be affected by fluctuations in the costs or availability of materials used to manufacture our products, product warranty costs, higher or lower fuel prices, and changes in costs of other distribution or manufacturing-related services. Our operating profits or losses may also be affected by the relative success of strategies we employ to improve the efficiency and effectiveness of our organization. Historically, our operating expenses have been influenced by media costs to produce and air television advertisements, facility costs and operating costs of our information and communications systems. In addition, our operating expenses have been impacted by asset impairment charges, restructuring charges and other significant unusual or infrequent expenses.

As a result of the above and other factors, our period-to-period operating results may not be indicative of future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. For more information, see our discussion of Risk Factors located at Part I, Item 1A of this report.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The tables below set forth selected financial information derived from our consolidated financial statements. The discussion that follows should be read in conjunction with our consolidated financial statements and the related notes. All comparisons to prior year results are in reference to continuing operations only in each period, unless otherwise indicated.

	Year Ended December 31,
(In thousands)	2010	2009	Change	% Change
Net sales	$168,450	$189,260	$(20,810)	(11.0)%
Cost of sales	91,704	92,745	(1,041)	(1.1)%
Gross profit	76,746	96,515	(19,769)	(20.5)%
Operating expenses:
Selling and marketing	64,039	75,827	(11,788)	(15.5)%
General and administrative	19,371	24,616	(5,245)	(21.3)%
Research and development	2,905	5,222	(2,317)	(44.4)%
Restructuring	—	14,151	(14,151)	(100.0)%
Intangible asset impairments	—	5,904	(5,904)	(100.0)%
Total operating expenses	86,315	125,720	(39,405)	(31.3)%
Operating loss	(9,569)	(29,205)	19,636	67.2%
Other income (expense):
Interest income	15	77	(62)	(80.5)%
Interest expense	(140)	(168)	28	16.7%
Other income (expense), net	464	(194)	658	339.2%
Total other income (expense)	339	(285)	624	218.9%
Loss before income taxes	(9,230)	(29,490)	20,260	68.7%
Income tax expense (benefit)	588	(10,880)	11,468	105.4%
Loss from continuing operations	(9,818)	(18,610)	8,792	47.2%
Loss from discontinued operations, net of income taxes	(13,023)	(34,687)	21,664	62.5%
Net loss	$(22,841)	$(53,297)	$30,456	57.1%

	Year Ended December 31,
(In thousands)	2010	2009	Change	% Change
Net sales:
Direct business	$96,668	$123,045	$(26,377)	(21.4)%
Retail business	67,789	63,597	4,192	6.6%
Unallocated corporate (royalty income)	3,993	2,618	1,375	52.5%
Total net sales	$168,450	$189,260	$(20,810)	(11.0)%
Gross profit:
Direct business	$54,041	$75,541	$(21,500)	(28.5)%
Retail business	18,711	19,310	(599)	(3.1)%
Unallocated corporate	3,994	1,664	2,330	140.0%
Total gross profit	$76,746	$96,515	$(19,769)	(20.5)%
Gross profit margin (% of net sales):
Direct business	55.9%	61.4%	(5.5)
Retail business	27.6%	30.4%	(2.8)
Total gross profit margin	45.6%	51.0%	(5.4)

	Year Ended December 31,
(In thousands)	12/31/2010	12/31/2009	Change	% Change
Direct business net sales:
Cardio products(1)	$54,409	$56,614	$(2,205)	(3.9)%
Strength products(2)	42,259	66,431	(24,172)	(36.4)%
Total direct business net sales	96,668	123,045	(26,377)	(21.4)%
Retail business net sales:
Cardio products(1)	43,628	37,394	6,234	16.7%
Strength products(2)	24,161	26,203	(2,042)	(7.8)%
Total retail business net sales	67,789	63,597	4,192	6.6%
Royalty income	3,993	2,618	1,375	52.5%
Total net sales	$168,450	$189,260	$(20,810)	(11.0)%

(1) Cardio products include: treadclimbers, treadmills, exercise bikes and ellipticals. The Bowflex TreadClimber is sold exclusively through our direct channel.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights, weight benches and accessories.

Direct Business

Net sales of our direct business were $96.7 million in 2010, a decrease of $26.4 million, or 21.4%, compared to direct net sales of $123.0 million in 2009. The decline in net sales in our direct business reflected a 36.4% decline in sales of strength products, primarily rod-based home gyms, which was due in part to reduced availability of consumer credit financing during the first three quarters of 2010. Partially offsetting the decline in home-gym sales was an increase in sales of our Bowflex TreadClimber products, due in part to new creative advertising and greater customer awareness of the TreadClimber product line. Revenues of all cardio products in our direct channel decreased by only 3.9% in 2010, compared to 2009. Based on sales trends observed in the fourth quarter of 2010, we expect that increased sales of TreadClimber products should more than offset anticipated declines in home gym sales in our direct channel by the second half of 2011.

In September 2010, we completed our transition to a new consumer credit program with a new primary third-party financing provider, GE Money Bank ("GE"), and since then we have experienced incremental growth in customer financing approval rates. In addition, we added two secondary third-party consumer credit financing providers during 2010, both of which offer credit to certain qualified consumers whose credit applications have been declined by GE. Customer credit approvals by our primary and secondary third-party financing providers increased throughout the fourth quarter of 2010 and averaged approximately 20% of the applications we processed during the period, compared to 18% in the fourth quarter of 2009. Management expects customer credit approval rates in 2011 will remain at the levels experienced late in the fourth quarter of 2010 or improve modestly as we continue to optimize our consumer financing programs.

Gross profit margin of our direct business was 55.9% in 2010, a decrease of 5.5 percentage points compared to 2009. The comparative decrease in direct gross profit margin was attributable primarily to lower sales of higher-margin home gyms and deep discounts offered on one specific home gym model.

Retail Business

Net sales of our retail business were $67.8 million in 2010, an increase of $4.2 million, or 6.6%, compared to retail net sales of $63.6 million in 2009. The increase in retail net sales was attributable primarily to customer demand for our newly-redesigned fitness bikes and elliptical products and sales to new customers. Sales of all cardio products in our retail channel increased by 16.7% in 2010, compared to 2009, which was partially offset by a 7.8% decrease in retail channel sales of strength products.

Gross profit margin of our retail business was 27.6% in 2010, a decrease of 2.8 percentage points compared to 2009. Higher gross profit margin in 2009 was attributable primarily to adjustments to previously-recognized reserves for warranty and freight costs.

Operating Expenses

Operating expenses were $86.3 million in 2010, a decrease of $39.4 million, or 31.3%, compared to operating expenses of $125.7 million in 2009. Operating expenses in 2009 included restructuring expenses of $14.2 million and intangible asset impairment charges of $5.9 million. Beginning in the fourth quarter of 2010 we began to reallocate television media advertising away from home gyms due to declining sales and toward our Bowflex TreadClimber product line. We expect to direct an increased portion of our television advertising expenditures toward the TreadClimber product line in 2011, in order to build greater customer awareness with the goal of increasing our share of the cardio-oriented fitness market.

Selling and Marketing

Selling and marketing expenses were $64.0 million in 2010, a decrease of $11.8 million, or 15.5%, compared to 2009. Advertising expense of our direct business, a component of selling and marketing expenses, in 2010 was $40.6 million, a decrease of $7.7 million, or 16.0%, compared to 2009. The comparative decrease in direct advertising expense was primarily attributable to management's decision to reduce television media spending in order to balance the ability to convert customer leads into sales in an environment where advertising fees had increased compared to the prior year, while consumer financing approval rates had declined substantially over the same period. In 2010 the number of new unique consumer leads increased on less marketing spend, compared to 2009, due to the strong performance of our new TreadClimber television ads. In addition, marketing expense was $2.0 million higher in 2009 due to media production costs in support of a new product introduction.

Beginning in the fourth quarter of 2010 we began to reallocate television media advertising away from home gyms due to declining sales and toward our Bowflex TreadClimber product line. We expect to direct an increased portion of our television advertising expenditures toward the TreadClimber product line in 2011, in order to build greater customer awareness with the goal of increasing our share of the cardio-oriented fitness market.

General and Administrative

General and administrative expenses were $19.4 million in 2010, a decrease of $5.2 million, or 21.3%, compared to 2009, primarily due to cost-saving initiatives aimed at reductions in personnel, occupancy cost, insurance expense and outside services costs. In addition, general and administrative expenses in 2009 were reduced by the resolution of legal matters which were settled for $1.0 million less than the amounts previously estimated.

Research and Development

Research and development expenses were $2.9 million in 2010, a decrease of $2.3 million, or 44.4%, compared to 2009, consisting of $1.6 million in cost savings from the consolidation of product development activities at our corporate headquarters and a $0.7 million decrease in pre-production royalty fees paid to outside inventors. We expect research and development expenses to increase in 2011.

Restructuring

No restructuring costs were incurred in 2010. In 2009 restructuring expense of $14.2 million included: an $8.0 million impairment charge for abandoned leasehold improvements in space we are no longer using at our Vancouver, Washington headquarters facility; $2.8 million in facility lease termination costs and other lease obligations associated with the reduction of leased space at our headquarters facility and our vacated manufacturing and distribution facilities in Tulsa, Oklahoma; $1.8 million in charges due to our abandonment of information technology software; contract termination costs of $0.9 million related to a warehouse distribution service agreement for our U.S. parts; and $0.6 million in severance costs related to personnel reductions.

Intangible Asset Impairments

No asset impairment losses were incurred in 2010. In 2009, we recognized impairment losses of $5.9 million for intangible assets of our retail business.

Other Income and Expense

Interest Expense

We incurred interest expense of $0.1 million in 2010 in connection our long-term note payable to a related party. We incurred interest expense of $0.2 million in 2009 in connection with our prior bank financing agreement. We repaid all amounts outstanding under our prior financing agreement in December 2009 and have not borrowed under our current financing agreement with Bank of the West.

Other Income

Other income was $0.5 million in 2010, compared to other expense of $0.2 million in 2009, primarily due to changes in foreign currency exchange gains and losses.

Income Tax Expense

Income tax expense was $0.6 million in 2010, compared to income tax benefit of $10.9 million in 2009. Income tax expense in 2010 primarily relates to taxable income generated in Canada. Income tax benefit in 2009 was attributable to the carryback of 2008 U.S. net operating loss to a prior year, as permitted under a new law enacted in November 2009.

We increased our valuation allowances in 2010 and 2009 to reduce U.S. deferred income tax assets generated during the respective years to the amounts expected, more likely than not, to be realized. As a result, generally we did not recognize U.S. income tax benefits associated with our operating losses in 2010 or 2009.

Discontinued Operations

Loss from our commercial business discontinued operation, net of income taxes, was $13.0 million in 2010, compared to loss from discontinued operations of $34.7 million in 2009, as we disposed of substantially all of the remaining components of our former commercial business in 2010. Loss from discontinued operations in 2010 is net of a $3.7 million reduction in the amount of pre-tax disposal loss previously estimated in connection with the divestiture of our commercial business. We expect to dispose of the remaining assets of the commercial business in early 2011 and we do not expect disposal loss adjustments in future periods to be material. We expect loss from discontinued operations to further decrease in 2011 as we complete the divestiture, although some expenses may be incurred in 2011 in connection with the settlement of contingencies arising from and directly related to our commercial business prior to its disposal.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had $14.3 million of cash and cash equivalents, compared to $7.3 million as of December 31, 2009. The principal sources of this increase in cash and cash equivalents were $7.3 million in proceeds from the sale of our commercial business, a $5.0 million loan from a related party and $4.6 million from the reduction of restricted cash, partially offset by $10.7 million of cash used in operating activities. Cash provided by operating activities was $14.8 million and $5.6 million in 2009 and 2008, respectively. We generated positive operating cash flows despite reporting significant net losses in 2009 and 2008, primarily by significantly reducing receivables and inventories.

The economy's impact on our operating results, especially the impact of decreased availability of credit for our customers, was worse than we anticipated. While the restructuring strategies we implemented in recent years resulted in substantial cost savings, they did not offset the full impact of the poor economic conditions and our decline in revenues during 2010. While our continuing operations were profitable in the fourth quarter of 2010, this period is seasonally strong and our fourth quarter results do not guarantee we will be profitable in the future. Our return to profitability is dependent on numerous factors, including: improved U.S. economic conditions; improved availability of credit for our customers; and resumed growth in consumer spending on discretionary goods. In light of the aforementioned uncertainties, there can be no assurance that we will be able to generate sufficient positive cash flows in the future.

Within the terms of our loan agreement with Bank of the West, we elected to uncollateralize certain standby letters of credit, which released approximately $2.2 million of previously restricted cash in 2010. Currently we are in compliance with the financial covenants of our bank loan agreement. However, there is no assurance that we will remain in compliance with such covenants in the future. Failure to maintain compliance with the covenants might, absent a waiver from the bank, result in an obligation to cash collateralize our standby letters of credit, which totaled $2.9 million as of December 31, 2010.

In September 2010, we completed a borrowing agreement with certain entities under common control of Sherborne Investors GP, LLC and its affiliates, a related party, which provided $5.0 million in additional cash for our future operating needs. In addition, we completed our transition to a new primary third-party consumer credit financing provider during the third quarter of 2010, which management believes has resulted in the improved availability of credit for our customers and increased sales in our direct business during the fourth quarter of 2010.

Management believes that sufficient funds will be available to meet our expected cash needs for at least the next twelve months, based on cash currently on hand and anticipated cash flows from operations. Despite negative operating cash flows in 2010, management expects to generate adequate operating cash flows during the next twelve months, primarily by reducing losses of our commercial business discontinued operation and improving profit contribution of our direct business through increased sales. However, there is no assurance that such funds will be sufficient for our operating needs.
Cash used in operating activities of $10.7 million in 2010 consisted primarily of losses from continuing and discontinued operations, as adjusted for non-cash items, of $18.2 million and reductions in trade payables and accrued liabilities of $12.6 million and $6.3 million, respectively, partially offset by $12.4 million from income tax refunds, net of payments, $7.2 million from the reduction of trade receivables and $6.3 million from the reduction of inventories. Significant reductions in trade receivables, trade payables and accrued liabilities in 2010 largely resulted from winding down our commercial business discontinued operation. We expect further reductions in accrued liabilities in future periods as we fulfill outstanding liabilities, including product warranty obligations, of our commercial business discontinued operation.

Cash provided by operating activities of $14.8 million in 2009 consisted primarily of net reductions in trade receivables and inventories of $23.5 million and $11.0 million, respectively, as we reduced working capital invested in our commercial business, which was classified as a discontinued operation in the third quarter of 2009, partially offset by an $11.5 million reduction in accrued liabilities and losses from continuing and discontinued operations, as adjusted for non-cash items, of $8.2 million. The reduction in accrued liabilities largely resulted from the fulfillment of outstanding product warranty obligations of our commercial business discontinued operation, particularly the commercial Treadclimber TC916 cardio product, which was discontinued in late 2007, as well as reductions in other accrued liabilities of our discontinued operation.

The following table presents comparative cash flows related to trade receivables and inventories for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	2009	Change
Trade receivables:
Collections	$188,290	$287,362	$(99,072)
Sales on account	(181,043)	(263,904)	82,861
Net cash provided	$7,247	$23,458	$(16,211)

Inventories:
Shipments	$81,980	$111,722	$(29,742)
Purchases	(75,637)	(100,719)	25,082
Net cash provided	$6,343	$11,003	$(4,660)

Cash provided by investing activities of $11.6 million in 2010 included $7.3 million in proceeds from the sale of portions of our discontinued commercial business and $4.6 million from a decrease in the amount of restricted cash collateralizing our outstanding letters of credit. Cash provided by investing activities of $4.7 million in 2009 included $7.4 million in proceeds from the sale of portions of our discontinued commercial business and $4.0 million in refunds of escrow deposits, partially offset by a $4.9 million net increase in the amount of restricted cash collateralizing our outstanding letters of credit and $2.0 million used for purchases of equipment.

Cash provided by financing activities of $4.7 million in 2010 consisted of $5.0 million in long-term borrowings from a related party, partially offset by $0.3 million paid for financing costs related to our new bank agreement and long-term borrowings. Cash used in financing activities of $18.0 million in 2009 consisted of repayments of borrowings under our former bank agreement, which was fully repaid in December 2009.

Financing Arrangements

On December 29, 2009, we entered into a Letter of Credit Agreement (the "Letter of Credit Agreement") with Bank of America ("BofA"). The Letter of Credit Agreement provided up to $6.0 million in standby letters of credit, and was scheduled to expire on December 31, 2010 ("Expiration Date"). On December 13, 2010, the Letter of Credit Agreement was modified to reduce the credit limit to $0.6 million and extend the expiration date to June 30, 2011. During this extended period, BofA will issue no new letters of credit. Existing letters of credit are secured by a cash collateral account held by BofA in an amount not less than 105% of the amount of the outstanding letters of credit. As of December 31, 2010, we had $0.3 million in standby letters of credit issued under the Letter of Credit Agreement.
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
The Loan Agreement is collateralized by substantially all of our assets and contains customary covenants, including minimum current ratio, minimum liquidity, minimum EBITDA (defined as "earnings before interest, taxes, depreciation and amortization") and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lender would have the option of accelerating all obligations under the Loan Agreement. Standby letters of credit under the Loan Agreement are treated as a reduction of our available borrowing base and are subject to covenant testing. If standby letters of credit are secured by a cash collateral account held by Bank of the West in an amount not less than 105% of the amount of the outstanding letters of credit and there are no outstanding borrowings under the Loan Agreement, then covenant testing is not applicable.

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

As of December 31, 2010, we had no outstanding borrowings and $2.9 million in standby letters of credit issued under the Loan Agreement. As of December 31, 2010, we were in compliance with the financial covenants; however, there is no assurance that we will be in compliance with the financial covenants in the foreseeable future such that we could access the credit facility if the need were to arise or, absent a waiver from the bank, avoid cash collateralizing our outstanding letters of credit.
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
Pursuant to the Purchase Agreement, we issued to the Purchasers $6,096,996 in aggregate principal amount at maturity of our Increasing Rate Senior Discount Notes Due December 31, 2012 (the “Notes”). The Notes have an original principal amount totaling $5,000,000 and mature on December 31, 2012. The then outstanding principal amount of the Notes accretes value at rates equal to 2.5% per annum from September 3, 2010 through February 28, 2011; 6.0% per annum from March 1, 2011 through August 31, 2011; 9.5% per annum from September 1, 2011 through February 29, 2012; 13.0% per annum from March 1, 2012 through August 31, 2012; and 14.5% per annum thereafter. If all the Notes are paid at maturity, the effective rate of interest is approximately 8.7% per annum. Prepayment of amounts due under the Notes is permitted under the Purchase Agreement.
The Notes are subordinated to the Loan Agreement. The Purchase Agreement includes certain negative covenants, including restrictions on the incurrence of additional indebtedness, liens, liquidation of assets, capital expenditures, dividends, changes in our business operations and change of control transactions. The Purchase Agreement includes customary events of default, including nonpayment, insolvency, breach of warranty or covenant, cross-default of the Loan Agreement, material adverse changes and other events. Upon the occurrence of an event of default the Purchasers may declare all outstanding obligations under the Notes to be due and payable. The accretion rate of the Notes may be increased by 2% per annum during the continuance of an event of default.

Non-Cancelable Contractual Obligations

Our operating cash flows include the effect of certain non-cancelable, contractual obligations. A summary of such obligations as of December 31, 2010, including those related to our discontinued operations, is as follows:

(In thousands)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$10,385	$3,641	$4,824	$1,620	$300
Purchase obligations(1)	12,933	12,933	—	—	—
Minimum royalty obligations	206	206	—	—	—
Total	$23,524	$16,780	$4,824	$1,620	$300

(1)
Our purchase obligations are comprised of inventory purchase commitments. Because our inventory primarily is sourced from Asia, we have long lead times and therefore need to secure factory capacity from our vendors in advance.

Due to uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2010, we are unable to make reasonably reliable estimates of the timing of any cash settlements with the respective taxing authorities. Therefore, approximately $4.6 million of unrecognized tax benefits, including interest and penalties on uncertain tax positions, have been excluded from the contractual table above. For further information, see Note 12, Income Taxes, in Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Prior to its divestiture, our discontinued commercial business would, from time-to-time, involve a third-party with lease and financing arrangements to assist customers in purchasing products. While most of these financings were without recourse, in certain cases we offered a guarantee or other recourse provisions. Our third-party financing provider reviewed customer credit information in evaluating the risk of default prior to extending credit to a customer and we relied on the quality of this review and our own risk assessment in determining whether to proceed with the recourse transaction. As of December 31, 2010, the maximum contingent liability under all recourse provisions was approximately $1.4 million. For further information, see Note 17, Commitments and Contingencies, in Notes to the Consolidated Financial Statements.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at December 31, 2010.

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

NEW ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements had a material impact on our consolidated financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nautilus, Inc.
Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Nautilus, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nautilus Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Portland, Oregon
March 8, 2011

NAUTILUS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$14,296	$7,289
Restricted cash	351	—
Trade receivables, net of allowances of $301 in 2010 and $4,160 in 2009	19,633	27,799
Inventories	10,347	13,119
Prepaids and other current assets	5,331	4,705
Income taxes receivable	456	13,178
Short-term notes receivable	832	338
Assets of discontinued operation held-for-sale	292	10,781
Deferred income tax assets	57	54
Total current assets	51,595	77,263
Restricted cash	—	4,933
Property, plant and equipment, net	3,795	8,042
Goodwill	2,931	2,794
Other intangible assets, net	18,774	20,838
Other assets	1,272	1,302
Total assets	$78,367	$115,172
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$24,535	$37,107
Accrued liabilities	7,045	10,744
Warranty obligations, current portion	3,539	7,129
Deferred income tax liabilities	1,160	1,220
Total current liabilities	36,279	56,200
Long-term notes payable to a related party	5,141	—
Warranty obligations - non-current	396	1,250
Income taxes payable - non-current	3,210	2,866
Deferred income tax liabilities - non-current	1,008	754
Other long-term liabilities	1,534	1,619
Total liabilities	47,568	62,689
Commitments and contingencies (Note 17)
Stockholders' equity:
Common stock - no par value, 75,000 shares authorized and 30,744 shares issued and outstanding at December 31, 2010 and 2009	5,051	4,414
Retained earnings	18,295	41,136
Accumulated other comprehensive income	7,453	6,933
Total stockholders' equity	30,799	52,483
Total liabilities and stockholders' equity	$78,367	$115,172

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009
Net sales	$168,450	$189,260
Cost of sales	91,704	92,745
Gross profit	76,746	96,515
Operating expenses:
Selling and marketing	64,039	75,827
General and administrative	19,371	24,616
Research and development	2,905	5,222
Restructuring	—	14,151
Intangible asset impairments	—	5,904
Total operating expenses	86,315	125,720
Operating loss	(9,569)	(29,205)
Other income (expense):
Interest income	15	77
Interest expense	(140)	(168)
Other income (expense), net	464	(194)
Total other income (expense), net	339	(285)
Loss from continuing operations before income taxes	(9,230)	(29,490)
Income tax expense (benefit)	588	(10,880)
Loss from continuing operations	(9,818)	(18,610)
Discontinued operations:
Loss from discontinued operations before income taxes	(12,924)	(34,777)
Income tax expense (benefit) of discontinued operations	99	(90)
Loss from discontinued operations	(13,023)	(34,687)
Net loss	$(22,841)	$(53,297)
Loss per share from continuing operations:
Basic and diluted	$(0.32)	$(0.61)
Loss per share from discontinued operations:
Basic and diluted	$(0.42)	$(1.13)
Net loss per share:
Basic and diluted	$(0.74)	$(1.74)
Weighted average shares outstanding:
Basic and diluted	30,744	30,664

See accompanying notes to consolidated financial statements

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (1)	Total Stockholders' Equity
	Shares	Amount
Balances at January 1, 2009	30,614	$3,207	$94,433	$6,045	$103,685
Net loss	—	—	(53,297)	—	(53,297)
Foreign currency translation adjustment, net of income taxes of $43	—	—	—	888	888
Comprehensive loss					(52,409)
Stock-based compensation expense	—	1,207	—	—	1,207
Shares issued for vested stock awards	130	—	—	—	—
Balances at December 31, 2009	30,744	4,414	41,136	6,933	52,483
Net loss	—	—	(22,841)	—	(22,841)
Foreign currency translation adjustment, including income tax benefit of $15	—	—	—	520	520
Comprehensive loss					(22,321)
Stock-based compensation expense	—	637	—	—	637
Balances at December 31, 2010	30,744	$5,051	$18,295	$7,453	$30,799

(1)	Foreign currency translation adjustments are the sole component of Accumulated Other Comprehensive Income.

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Loss from continuing operations	$(9,818)	$(18,610)
Loss from discontinued operations	(13,023)	(34,687)
Net loss	(22,841)	(53,297)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,627	10,739
Allowance for doubtful accounts	486	1,315
Inventory lower-of-cost-or-market adjustments	205	1,562
Stock-based compensation expense	637	1,207
Loss on asset disposals	148	10,250
Reduction of previously-estimated asset disposal loss	(3,723)	—
Asset impairments	—	9,067
Writeoff of abandoned leasehold improvements and other assets	—	9,922
Deferred income taxes, net of valuation allowances	290	1,025
Changes in operating assets and liabilities:
Trade receivables	7,247	23,458
Inventories	6,343	11,003
Prepaids and other current assets	458	2,299
Income taxes	12,372	(1,018)
Trade payables	(12,620)	(1,252)
Accrued liabilities, including warranty obligations	(6,288)	(11,498)
Net cash provided by (used in) operating activities	(10,659)	14,782
Cash flows from investing activities:
Proceeds from sale of discontinued operations	7,266	7,397
Proceeds from other asset sales	16	211
Refunds of escrow deposits	—	4,024
Purchases of equipment and intangible assets	(222)	(2,000)
Net decrease (increase) in restricted cash	4,582	(4,933)
Net cash provided by investing activities	11,642	4,699
Cash flows from financing activities:
Net decrease in short-term borrowings	—	(17,944)
Proceeds from note payable to related party	5,000	—
Financing costs	(324)	(75)
Net cash provided by (used in) financing activities	4,676	(18,019)
Net effect of currency exchange rate changes	1,348	280
Net increase in cash and cash equivalents	7,007	1,742
Cash and cash equivalents, beginning of year	7,289	5,547
Cash and cash equivalents, end of year	$14,296	$7,289
Supplemental disclosure of cash flow information:
Cash refunded for income taxes, net of payments	$12,455	$11,105
Cash paid for interest	$—	$227
See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

Organization and Business - Nautilus is a leading designer, developer and marketer of consumer fitness products sold under well-known brand names, such as Nautilus®, Bowflex®, Schwinn® and Universal®. As used herein, the term “Nautilus” or “Company” refers to Nautilus, Inc. and subsidiaries, unless the context indicates otherwise. The Company's goal is to develop and market fitness equipment and related products to help people enjoy healthier lives. Nautilus was founded in 1986 and incorporated in the State of Washington in 1993. The Company's headquarters are located in Vancouver, Washington.

The Company markets its products through two reportable segments: Direct and Retail, each representing a distinct marketing distribution channel. The direct segment offers products directly to consumers through direct advertising, catalogs and the Internet. The retail segment offers products through a network of independent retail companies with stores located in the United States and Canada, as well as Internet-based merchandising.

The Company's commercial business, formerly a reportable segment and classified as a discontinued operation beginning in 2009, offered products to health clubs, schools, hospitals and other organizations. On September 25, 2009, the Company committed to a plan for the complete divestiture of its commercial business. Accordingly, results of operations and certain assets associated with the commercial business have been presented in the consolidated financial statements as discontinued operations for all periods presented.

Basis of presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and relate to Nautilus, Inc. and its subsidiaries, all of which are wholly-owned, directly or indirectly. Intercompany transactions and balances have been eliminated in consolidation.

Liquidity - As of December 31, 2010, the Company had $14.3 million of cash and cash equivalents, compared to $7.3 million as of December 31, 2009. The principal sources of this increase in cash and cash equivalents were $7.3 million in proceeds from the sale of the Company's commercial business, a $5.0 million loan from a related party and $4.6 million from the reduction of restricted cash, partially offset by $10.7 million of cash used in operating activities. Cash provided by operating activities was $14.8 million and $5.6 million in 2009 and 2008, respectively. The Company generated positive operating cash flows despite reporting significant net losses in 2009 and 2008, primarily by significantly reducing receivables and inventories.

Management believes that sufficient funds will be available to meet the Company's expected cash needs for at least the next twelve months, based on cash currently on hand and anticipated cash flows from operations. Despite negative operating cash flows in 2010, management expects to generate adequate operating cash flows during the next twelve months, primarily by reducing losses of the Company's commercial business discontinued operation and improving contribution of its direct business through increased sales. However, there is no assurance that such funds will be sufficient for the Company's operating needs.

The Company currently is in compliance with the financial covenants of its bank loan agreement. While management expects to remain in compliance with such covenants in the future, there is no assurance that the Company will remain so. Failure to maintain compliance with the covenants might, absent a waiver from the bank, result in an obligation to cash collateralize the Company's standby letters of credit, which totaled $3.2 million as of February 28, 2011.

Year-end - The Company's fiscal year ends on December 31.

Reclassifications - Non-current warranty obligations, previously included in other long-term liabilities, have been reclassified as a separate component of liabilities in the Company's consolidated balance sheets. Short-term notes receivable, previously included in prepaids and other current assets, have been reclassified as a separate component of assets in the Company's consolidated balance sheets.

Use of estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in the financial statements. Actual results could differ from those estimates.

Concentrations of risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash held in bank accounts in excess of federally-insured limits and trade receivables. Trade receivables are generally unsecured and therefore collection is affected by the economic conditions in each of the Company's principal markets.

Nautilus relies on third-party contract manufacturers in Asia for substantially all of its products and for certain product engineering support. Business operations could be disrupted by natural disasters, difficulties in transporting products from non-U.S. suppliers, as well as political, social or economic instability in the countries where contract manufacturers or their vendors or customers conduct business. While any such contract manufacturing arrangement could be replaced over time, the temporary loss of the services of any primary contract manufacturer could delay product shipments and cause a significant disruption in the Company's operations.

Cash, cash equivalents and restricted cash - All highly liquid investments with remaining maturities of three months or less at purchase are considered to be cash equivalents. Restricted cash consists of bank balances pledged as collateral for outstanding letters of credit.

Inventories - Inventories are stated at the lower of cost or market, with cost determined based on the first-in, first-out method. The Company establishes inventory allowances for excess, slow-moving and obsolete inventory based on inventory levels, expected product life and forecasted sales. Inventories are written down to market value based on historical demand, competitive factors, changes in technology and product lifecycles.

Property, plant and equipment - Property, plant and equipment is stated at cost, net of accumulated depreciation. Improvements or betterments which add new functionality or significantly extend the life of an asset are capitalized. Expenditures for maintenance and repairs are expensed as incurred. The cost of assets retired, or otherwise disposed of, and the related accumulated depreciation, are removed from the accounts at the time of disposal. Gains and losses resulting from asset sales and dispositions are recognized in the period in which assets are disposed. Depreciation is recognized, using the straight-line method, over the lesser of the estimated useful lives of the assets or, in the case of leasehold improvements, the lease term, including renewal periods if the Company expects to exercise its renewal options. Depreciation on furniture, equipment and information systems is determined based on estimated useful lives, which generally range from three-to-five years.

Goodwill and intangible assets - Goodwill consists of the excess of acquisition costs over the fair values of net assets acquired in business combinations. Indefinite-life intangible assets consist of acquired trademarks. Goodwill and other indefinite-life intangible assets are stated at cost and are not amortized; instead, they are tested for impairment at least annually. Nautilus reviews goodwill and other indefinite-life intangible assets for impairment in the fourth quarter of each year, or more frequently when events or changes in circumstances indicate that the assets may be impaired. With respect to goodwill, the Company compares the carrying value of the related reporting unit to an estimate of the reporting unit's fair value. If the carrying value of the reporting unit exceeds its estimated fair value, the estimated fair values of all of the reporting unit's assets and liabilities are determined to establish the amount of the impairment, if any. In 2009, in connection with its annual impairment review, Nautilus determined that indefinite-life trademarks were impaired and recognized an impairment charge of $2.3 million.

Finite-lived intangible assets, primarily acquired patents and patent rights, are stated at cost, net of accumulated amortization. The Company recognizes amortization expense for its finite-lived intangible assets on a straight-line basis over the estimated useful lives, which generally range from one to 16 years.

For further information regarding goodwill, see Note 7, Goodwill. For further information regarding other intangible assets, see Note 8, Other Intangible Assets.

Impairment of long-lived assets - Long-lived assets, including property, plant and equipment, and finite-lived intangible assets, including patents and patent rights, are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. When such an event or condition occurs, Nautilus estimates the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to determine whether a potential impairment exists. If the carrying value exceeds estimated future undiscounted cash flows, the Company records impairment expense to reduce the carrying value of the asset to its estimated fair value.

In connection with changes in long-term product development plans resulting from strategic decisions made by management, Nautilus recognized an impairment charge of $3.6 million in 2009 related to certain patent rights which the Company previously expected to be utilized in its retail products.

Revenue recognition - Product sales and shipping revenues are recorded when products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier.

Revenue is recognized net of applicable sales incentives, such as promotional discounts, rebates and return allowances. The Company estimates the revenue impact of incentive programs based on the planned duration of the program and historical experience. If the amount of sales incentives is reasonably estimable, the impact of such incentives is recorded at the later of the time the customer is notified of the sales incentive or the time of the sale. The Company estimates its liability for product returns based on historical experience and records the expected obligation as a reduction of revenue. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.

Taxes collected from customers and remitted to governmental authorities are recorded on a net basis and excluded from revenue. Shipping and handling fees billed to customers are recorded gross and included in both revenue and cost of sales. Many direct business customers finance their purchases through a third-party credit provider, for which Nautilus pays a commission or financing fee to the credit provider. Revenue for such transactions is recognized based on the sales price charged to the customer and the related commission or financing fee is included in selling and marketing expense.

Cost of sales - Cost of sales primarily consists of: inventory costs; royalty costs; employment and occupancy costs of warehouse and distribution facilities, including depreciation of improvements and equipment; transportation expenses; product warranty expenses; distribution information systems expenses; and allocated expenses for shared administrative functions.

Product warranty obligations - The Company's products carry limited, defined warranties for defects in materials or workmanship which, according to their terms, generally obligate Nautilus to pay the costs of supplying and shipping replacement parts to customers and, in certain instances, pay for labor and other costs to service products. Outstanding product warranty periods range from sixty days to the lifetime of certain product components. The Company records a liability at the time of sale for the estimated costs of fulfilling future warranty claims. If necessary, the Company adjusts its liability for specific warranty-related matters when they become known and are reasonably estimable. Estimated warranty expense is included in cost of sales, based on historical warranty claim experience and available product quality data. Warranty expense is affected by the performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to the customer, product failure rates, and higher or lower than expected repair costs. If warranty expense differs from previous estimates, or if circumstances change such that the assumptions inherent in previous estimates are no longer valid, the amount of product warranty liability is adjusted accordingly.

Uncertainties exist with respect to outstanding warranty obligations of the Company's former commercial business, now a discontinued operation, as units sold to customers approach end-of-life and settlements are reached with certain customers in connection with the exit from the commercial business. As of December 31, 2010, the Company's warranty liability included $2.9 million for future warranty costs of our former commercial business, which represents management's estimate of the probable amount. However, in light of the aforementioned uncertainties, management believes it is reasonably possible that actual warranty costs of the former commercial business could exceed this amount by as much as $0.2 million, which if realized would decrease operating results of discontinued operations in future periods. For further information regarding product warranty obligations, see Note 10, Product Warranties.

Litigation and loss contingencies - From time to time, the Company may be involved in various claims, lawsuits and other proceedings. Such litigation involves uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur. Nautilus records expenses for litigation and loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company estimates the probability of such losses based on the advice of internal and external counsel, the outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative developments and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. The Company regularly monitors its estimated exposure to these contingencies and, as additional information becomes known, may change its estimates accordingly. For further information regarding litigation and loss contingencies, see Note 17, Commitments and Contingencies.

Advertising and promotion - Nautilus expenses its advertising and promotion costs as incurred. Production costs of television advertising commercials are recorded as prepaid expenses until the initial broadcast, at which time such costs are expensed. Advertising and promotion costs are included in selling and marketing expenses. Total advertising and promotion expenses were $40.6 million and $48.3 million for the years ended December 31, 2010 and 2009, respectively. Prepaid advertising and promotion costs were $0.8 million and $0.9 million as of December 31, 2010 and December 31, 2009, respectively.

Research and development - Internal research and development costs, which primarily consist of salaries and wages, employee benefits, expenditures for materials, and fees to use licensed technologies, are expensed as incurred. Third party research and development costs for products under development or being researched, if any, are expensed as the contracted work is performed.

Income taxes - Nautilus accounts for income taxes based on the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when the temporary differences are expected to be included, as income or expense, in the applicable tax return. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the enactment. Valuation allowances are provided against deferred income tax assets if we determine it is more likely than not that such assets will not be realized.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained based on the technical merits of the position upon examination, including resolutions of any related appeals or litigation.

Foreign currency translation - Nautilus translates the accounts of its non-U.S. subsidiaries into U.S. dollars as follows: revenues, expenses, gains and losses are translated at weighted-average exchange rates during the year; and assets and liabilities are translated at the exchange rate on the balance sheet date. Translation gains and losses are reported in the Company's consolidated balance sheets as a component of accumulated other comprehensive income in stockholders' equity.

Gains and losses arising from foreign currency transactions, including transactions between the Company and its non-U.S. subsidiaries, are recorded as a component of other income (expense) in the Company's consolidated statements of operations.

Fair value of financial instruments - Financial instruments include cash and cash equivalents, restricted cash, trade receivables, trade payables, long-term note payable, letters of credit and guarantees entered into in the ordinary course of business. The carrying amounts reflected in the Company's consolidated balance sheets approximate fair value due to their market rates of interest and/or short-term maturities.

Stock-based compensation - Nautilus recognizes stock-based compensation expense on a straight-line basis over the applicable vesting period, based on the grant-date fair value of the award. To the extent a stock-based award is subject to performance conditions, the amount of expense recorded in a given period, if any, reflects our assessment of the probability of achieving the performance targets.

Fair value of stock options is estimated using the Black-Scholes-Merton option valuation model; fair value of performance share unit awards is estimated using the binomial valuation model; fair value of restricted stock awards is based on the closing market price on the day preceding the grant. Assumptions used in calculating the fair value of stock-option grants in the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Dividend yield	—%	—%
Risk-free interest rate	2.2%	2.5%
Expected life (years)	4.75	4.75
Expected volatility	90%	88%

Expected dividend yield is based on our current expectation that no dividend payments will be made in future periods.

Risk-free interest rate is the U.S. Treasury zero-coupon rate, as of the grant date, for issues having a term approximately equal to the expected life of the stock option.

Expected life is the period of time over which stock options are expected to remain outstanding. The Company calculates expected term based on the average of the sum of the vesting periods and the full contractual term.

Expected volatility is the percentage amount by which the price of Nautilus common stock is expected to fluctuate annually during the estimated expected life for stock options. Expected price volatility is calculated using historical daily closing prices over a period matching the weighted-average expected life, as management believes such changes are the best indicator of future volatility.

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

Related party transactions - In September 2010, the Company entered into an agreement to borrow $5.0 million from certain entities under common control of Sherborne Investors GP, LLC and its affiliates (collectively “Sherborne”). Sherborne is the Company's largest shareholder and is controlled by Edward J. Bramson, the Company's Chairman and Chief Executive Officer, and Craig L. McKibben, a member of the Company's Board of Directors. The Company incurred interest expense of $0.1 million with respect to such debt in 2010. The outstanding principal balance of $5.0 million and accrued interest expense of $0.1 million are included in long-term notes payable in the Company's consolidated balance sheet as of December 31, 2010. For further information, see Note 11, Borrowings.

In February 2009, the disinterested members of the Company's Board of Directors approved a separate agreement with Sherborne Investors Management (“Sherborne Investors”) under which the Company is obligated to reimburse Sherborne Investors $20,000 per month for the use of Sherborne's New York office space and administrative, information technology and communications services to support the Company's Chief Executive Officer. Nautilus paid Sherborne Investors $0.2 million in reimbursements each in 2010 and 2009, which is included in general and administrative expense.
In May 2008, shareholders approved the reimbursement of up to $0.6 million of expenses incurred by Sherborne in connection with a shareholder action. The obligation to reimburse Sherborne's expenses is included in "Accrued liabilities" in the Company's consolidated balance sheet as of December 31, 2010 and in "Other long-term liabilities" as of December 31, 2009.

New accounting pronouncements - No new accounting pronouncements had a material impact on the Company's consolidated financial position, results of operations or cash flows.

(2) DISCONTINUED OPERATIONS

Discontinued operations consist of the Company's former commercial business and its former fitness apparel business.
Commercial Business
On September 25, 2009, in light of continuing operating losses in its commercial business and in order to focus exclusively on management of its direct and retail consumer businesses, the Company committed to a plan for the complete divestiture of its commercial business, which qualified for held-for-sale accounting treatment. The commercial business is presented as a discontinued operation in the Company's consolidated statements of operations for all periods. Following is a summary of the operating results of the discontinued commercial business for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Revenue	$12,593	$74,644
Operating loss before income taxes	$(16,647)	$(25,286)
Disposal gain (loss)	3,723	(9,491)
Income tax benefit (expense)	(99)	90
Loss from discontinued operation - commercial business	$(13,023)	$(34,687)

In the third quarter of 2009, in light of continuing declines in commercial real property values and changes in management's expectations regarding revenue, the Company tested the long-lived assets of its commercial business segment for impairment. As a result, the Company recognized pre-tax impairment charges in the third quarter of 2009 related to real property and other intangible assets of $1.4 million and $1.6 million, respectively, which are included in 2009 operating loss before income taxes in the table above.

In addition, the Company recognized an estimated pre-tax disposal loss of $18.3 million in the third quarter of 2009 in connection with its planned sale of the commercial business. Subsequently, in the fourth quarter of 2009, management determined that the Company might realize greater value by selling its commercial business in multiple asset groups involving several buyers, rather than as a single disposal group as originally was planned. In the fourth quarter of 2009, the Company completed the sale of its StairMaster and Schwinn commercial product lines and also recorded an $8.8 million adjustment to reduce the estimated pre-tax disposal loss related to the commercial business.
Following is the adjustment to previously reported amount of estimated pre-tax disposal loss, reflecting management's decision in the fourth quarter of 2009 to dispose of the business in multiple asset groups involving several buyers, rather than as a single disposal group as originally was planned (in thousands, before income taxes):

2009
Estimated loss on sale of commercial business discontinued operation, as of September 30, 2009	$(18,331)
Reduction of estimated disposal loss	8,840
Estimated loss on sale of commercial business discontinued operation, as of December 31, 2009	$(9,491)

The following tables present gains or losses recognized on completed disposal transactions in the year ended December 31, 2009 (in thousands):

Asset Group	Initially Estimated Disposal Loss as of 9/30/09	Completed Transactions Gain		Adjustment to Estimated Disposal Loss		Reduction of Previously-Estimated Disposal Loss	Disposal Loss Impairment as of 12/31/09
Commercial Business	$(18,331)	$—		$8,065	(1)	$8,065	$(10,266)
StairMaster		57	(2)	—		57
SchwinnFitness		718	(2)	—		718
	$(18,331)	$775		$8,065		$8,840	$(10,266)

(1) Adjustment to estimated disposal loss arises from management's decision in the fourth quarter of 2009 to sell the commercial business in multiple asset groups involving several buyers, rather than as a single disposal group as originally was expected, as discussed above.

(2) Sale of StairMaster and SchwinnFitness components, previously included in Commercial Business disposal group, as discussed above.
As of December 31, 2009, assets held-for-sale of the commercial business discontinued operation and related disposal loss impairments were as follows (in thousands):

	Inventories	Property, Plant & Equipment	Totals
Carrying value, before impairment adjustments	$14,164	$6,883	$21,047
Disposal loss impairment	(3,897)	(6,369)	(10,266)
Assets of discontinued operation held-for-sale, net	$10,267	$514	$10,781

In 2010 the Company completed the sale of substantially all of the remaining assets of the commercial business and recognized a $3.7 million reduction of the amount of pre-tax loss previously estimated in connection with the disposal. The following table presents gains or losses recognized on completed disposal transactions in the year ended December 31, 2010 (in thousands):

	Previously-Estimated Disposal Loss as of 12/31/09	Completed Transactions Gain (Loss)	Adjustments to Estimated Disposal Loss	Reduction (Increase) to Previously-Estimated Disposal Loss	Disposal Loss Impairment as of 12/31/10
Sale of commercial equipment manufacturing operation	$(6,212)	$(3,967)	$—	$2,245
Sale of commercial equipment manufacturing facility	(1,268)	(706)	—	562
Sale of European commercial business operations	(1,618)	(1,109)	—	509
Other completed disposals	(724)	(459)	—	265
Adjustments to previously-completed disposals	—	364	—	364
Remaining assets held-for-sale as of December 31, 2010	(444)	—	(222)	(222)	$(666)
	$(10,266)	$(5,877)	$(222)	$3,723	$(666)

Management expects to dispose of the remaining assets of the commercial business discontinued operation in early 2011 and does not expect disposal loss adjustments in future periods to be material. As of December 31, 2010, assets held-for-sale of the commercial business discontinued operation and related disposal loss impairments were as follows (in thousands):

Real Property
Carrying value, before impairment adjustment	$958
Disposal loss impairment	(666)
Assets of discontinued operation held-for-sale, net	$292

Cash flows of the commercial business after completion of the divestiture may include settlements of then outstanding accounts receivable, trade payables and contractual obligations, settlements of sales agreement contingencies and receipts of passive royalties, all of which, according to accounting guidance, are not considered to be direct cash flows of the disposed segment.
The following table summarizes liabilities for exit costs related to discontinued operations, included in "Accrued liabilities" and "Other long-term liabilities" in our consolidated balance sheets:

(In thousands)	Severance and Benefits	Facilities and other Leases	Total Liabilities
Balance as of January 1, 2009	$—	$—	$—
Accruals	456	2,391	2,847
Payments	(135)	(937)	(1,072)
Balance as of December 31, 2009	321	1,454	1,775
Accruals	1,460	1,355	2,815
Payments	(1,305)	(649)	(1,954)
Balance as of December 31, 2010	$476	$2,160	$2,636
Fitness Apparel Business
In 2008 the Company completed the sale of its discontinued fitness apparel business, Pearl iZumi. Following is a summary of the operating results of the discontinued fitness apparel business for the year ended December 31, 2009, which are included in the consolidated financial statements as discontinued operations (in thousands):

2009
Revenue	$—
Loss on adjustment to previously-completed disposal *	$(377)
Income taxes	—
Loss from discontinued operation - fitness apparel business	$(377)

* Reimbursement paid by the Company for expenses incurred by buyer, due under terms of the sale agreement.

(3) RESTRUCTURING

In 2009 the Company implemented a restructuring plan aimed at reducing operating costs and improving the overall alignment of spending with anticipated revenue through reductions in personnel, abandonment of certain information technology software, termination of certain leases and warehouse distribution services, downsizing the Company's leased corporate headquarters and other initiatives. Following is a summary of expenses associated with the restructuring activities, included in “Restructuring” in the Company's consolidated statements of operations for the year ended December 31, 2009 (in thousands):

2009
Employee termination severance costs	$563
Facility lease termination costs	2,822
Abandoned leasehold improvements	8,028
Abandoned information technology software and related service agreements	1,799
Contract termination costs	939
$14,151

Following is a summary of exit cost liabilities related to restructuring activities, included in “Accrued liabilities” in the Company's consolidated balance sheets:

(In thousands)	Severance and Benefits	Facilities and other Leases	Total Liabilities
Balance as of January 1, 2009	$1,684	$—	$1,684
Accruals	563	2,839	3,402
Payments	(1,884)	(2,593)	(4,477)
Balance as of December 31, 2009	363	246	609
Payments	(363)	(246)	(609)
Balance as of December 31, 2010	$—	$—	$—

(4) TRADE RECEIVABLES

Changes in the Company's allowance for doubtful trade receivables in the years ended December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
Balance, January 1	$4,160	$6,602
Charges to bad debt expense	486	1,315
Writeoffs, net of recoveries	(4,345)	(3,757)
Balance, December 31	$301	$4,160

Writeoffs, net of recoveries, in 2010 and 2009 primarily consist of uncollectible trade receivables of our commercial business discontinued operation.

(5) INVENTORIES

Components of inventories as of December 31, 2010 and 2009 were as follows (in thousands):

	December 31,
	2010	2009
Finished goods	$8,533	$11,850
Parts and components	1,814	1,269
	$10,347	$13,119

Valuation allowances related to excess parts inventories were $1.1 million and $0.7 million as of December 31, 2010 and 2009, respectively.

(6) PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment as of December 31, 2010 and 2009 were as follows (in thousands):

	Estimated Useful Life (in years)	December 31,
		2010	2009
Leasehold improvements	5 to 20	$2,588	$2,767
Computer equipment	2 to 5	38,033	41,225
Machinery and equipment	3 to 5	6,703	8,393
Furniture and fixtures	5	955	2,573
Construction in process	N/A	101	554
Total cost		48,380	55,512
Accumulated depreciation		(44,585)	(47,470)
		$3,795	$8,042

Depreciation expense was $4.5 million and $7.1 million in 2010 and 2009, respectively.

On June 30, 2009, the Company terminated the lease for its world headquarters facility located in Vancouver, Washington and entered into a new lease agreement to occupy substantially less space in the same building. As a result of the downsizing, the Company abandoned certain leasehold improvements and recorded a related charge of $8.0 million in 2009, included as a component of restructuring expense.

(7) GOODWILL

Nautilus applies a fair value-based impairment test to evaluate the carrying value of goodwill annually, at October 31, and more frequently if certain events or circumstances indicate that an impairment loss may have been incurred. The analysis of potential impairment of goodwill is a two-step process which requires a calculation of the estimated fair values of the applicable reporting units. A reporting unit is defined as an operating segment or one level below an operating segment when that component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company has determined that its reporting units are its direct and retail business segments.

The Company's estimates of reporting unit fair values generally are based on an analysis of discounted expected future cash flows for the reporting unit and, when appropriate, an analysis of comparable market data. If, under step one, the estimated fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit's carrying amount is greater than the estimated fair value, then a second step must be completed to measure the amount of impairment, if any.

The second step, if necessary, involves the allocation of the estimated fair value of the reporting unit to all of the identifiable assets and liabilities of the unit (including any unrecorded intangible assets). Any remaining or unallocated amounts reflect the implied fair value of the reporting unit's goodwill. To the extent the estimated implied fair value of the goodwill is less than its carrying value, an impairment loss is recognized for the difference.

The Company tested goodwill for impairment in both the third and fourth quarters of 2009 and in the fourth quarter of 2010 and no impairment was indicated. In determining the estimated future cash flows, current and expected future levels of cash flow were considered, as well as business trends and market conditions.

No goodwill is assigned to the retail reporting unit. Changes in goodwill of the direct reporting unit in the years ended December 31, 2010 and 2009 were as follows (in thousands):

Goodwill
Balance, January 1, 2009	$2,398
Currency exchange rate adjustment	396
Balance, December 31, 2009	2,794
Currency exchange rate adjustment	137
Balance, December 31, 2010	$2,931

(8) OTHER INTANGIBLE ASSETS

Components of other intangible assets as of December 31, 2010 and 2009 were as follows (in thousands):

	Estimated Useful Life (in years)	December 31,
		2010	2009
Indefinite life trademarks	N/A	$9,052	$9,052
Patents	1 to 16	18,154	18,154
Total cost		27,206	27,206
Accumulated amortization - patents		(8,432)	(6,368)
		$18,774	$20,838

In 2009, in light of various changes in long-term product strategies, the Company tested other intangible assets for impairment and recognized impairment charges of $5.9 million for intangible assets of its retail business segment.

Amortization expense for intangible assets was $2.1 million and $2.5 million in the years ended December 31, 2010 and 2009, respectively. Amortization expense for intangible assets is expected to be approximately $2.1 million in each year from 2011 through 2013 and $2.0 million in 2014, with the remaining $1.5 million amortized over the six-year period from 2015 through 2020.

(9) ACCRUED LIABILITIES

Components of accrued liabilities as of December 31, 2010 and 2009 were as follows (in thousands):

	December 31,
	2010	2009
Restructuring costs	$—	$609
Exit costs of discontinued operations	1,107	716
Payroll and benefits	1,954	3,903
Royalties	753	970
Legal and professional fees	488	1,265
Other	2,743	3,281
	$7,045	$10,744

(10) PRODUCT WARRANTIES

Changes in the Company's product warranty liability in the years ended December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
Balance, January 1	$8,379	$17,837
Accruals	1,417	5,002
Adjustments	(1,166)	(3,345)
Payments	(4,695)	(11,115)
Balance, December 31	$3,935	$8,379

Product warranty payments and the balance outstanding as of December 31, 2010 and 2009 primarily represent retained obligations related to the Company's former commercial business, now a discontinued operation, for which sales volume and related product warranty expense accruals have declined each year since 2007. In addition, a significant portion of product warranty payments in 2010 and 2009 related to a single discontinued product of the commercial business for which production was ceased in 2007 and the related warranty expense was recognized mostly in and before 2008. Product warranty liability adjustments in 2010 and 2009 primarily relate to the assignment of certain outstanding commercial warranty obligations to the buyer of certain components of our commercial business discontinued operations.

(11) BORROWINGS

On December 29, 2009, the Company entered into a Letter of Credit Agreement (the "Letter of Credit Agreement") with Bank of America ("BofA"). The Letter of Credit Agreement provided up to $6.0 million in standby letters of credit, and was scheduled to expire on December 31, 2010 ("Expiration Date"). On December 13, 2010, the Letter of Credit Agreement was modified to reduce the credit limit to $0.6 million and extend the expiration date to June 30, 2011. During this extended period, BofA will issue no new letters of credit. Existing letters of credit are secured by a cash collateral account held by BofA in an amount not less than 105% of the amount of the outstanding letters of credit. As of December 31, 2010, the Company had $0.3 million in standby letters of credit issued under the Letter of Credit Agreement.

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

The Loan Agreement is collateralized by substantially all of the Company's assets and contains customary covenants, including minimum current ratio, minimum liquidity, minimum EBITDA (defined as "earnings before interest, taxes, depreciation and amortization") and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lender would have the option of accelerating all obligations under the Loan Agreement. Standby letters of credit under the Loan Agreement are treated as a reduction of the Company's available borrowing base and are subject to covenant testing. If standby letters of credit are secured by a cash collateral account held by Bank of the West in an amount not less than 105% of the amount of the outstanding letters of credit and there are no outstanding borrowings under the Loan Agreement, then covenant testing is not applicable.

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

As of December 31, 2010, the Company had no outstanding borrowings and $2.9 million in standby letters of credit issued under the Loan Agreement. As of December 31, 2010, the Company was in compliance with the financial covenants; however there is no assurance that the Company would be in compliance with the financial covenants in the foreseeable future such that it could access the credit facility if the need were to arise or, absent a waiver from the bank, avoid cash collateralizing its outstanding letters of credit.
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
Pursuant to the Purchase Agreement, the Company issued to the Purchasers $6,096,996 in aggregate principal amount at maturity of its Increasing Rate Senior Discount Notes Due December 31, 2012 (the “Notes”). The Notes have an original principal amount totaling $5,000,000 and mature on December 31, 2012. The then outstanding principal amount of the Notes accretes value at rates equal to 2.5% per annum from September 3, 2010 through February 28, 2011; 6.0% per annum from March 1, 2011 through August 31, 2011; 9.5% per annum from September 1, 2011 through February 29, 2012; 13.0% per annum from March 1, 2012 through August 31, 2012; and 14.5% per annum thereafter. If all the Notes are paid at maturity, the effective rate of interest is approximately 8.7% per annum, which is the rate at which interest expense is accrued. Prepayment of amounts due under the Notes is permitted under the Purchase Agreement.
The Notes are subordinated to the Loan Agreement with Bank of the West. The Purchase Agreement includes certain negative covenants, including restrictions on the incurrence of additional indebtedness, liens, liquidation of assets, capital expenditures, dividends, changes in the Company's business operations and change of control transactions. The Purchase Agreement includes customary events of default, including nonpayment, insolvency, breach of warranty or covenant, cross-default of the Loan Agreement, material adverse changes and other events. Upon the occurrence of an event of default the Purchasers may declare all outstanding obligations under the Notes to be due and payable. The accretion rate of the Notes may be increased by 2% per annum during the continuance of an event of default.

(12) INCOME TAXES

Components of the Company's loss from continuing operations before income taxes in the years ended December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
United States	$(11,077)	$(31,164)
Non-U.S.	1,847	1,674
	$(9,230)	$(29,490)

Components of income tax expense (benefit) for continuing operations in the years ended December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Current:
U.S. federal	$(349)	$(12,153)
U.S. state	26	(123)
Non-U.S.	656	341
Total current	333	(11,935)
Deferred:
U.S. federal	202	397
U.S. state	17	403
Non-U.S	36	255
Total deferred	255	1,055
	$588	$(10,880)

The tax effect of deferred income tax assets and liabilities arising from temporary differences and carryforwards as of December 31, 2010 and 2009 were as follows (in thousands):

	December 31,
	2010	2009
Deferred income tax assets:
Accrued liabilities	$3,227	$4,762
Allowance for doubtful accounts	13	119
Inventory valuation	408	893
Capitalized indirect inventory costs	167	249
Stock-based compensation expense	781	929
Net operating loss carryforward	36,933	24,216
Basis difference on assets held-for-sale	1,702	1,951
Capital loss carryforward	4,319	4,319
Basis difference on long-lived assets	10,110	13,262
Other	3,553	4,149
	61,213	54,849
Less: Valuation allowance	(59,550)	(53,712)
Total deferred income tax assets	1,663	1,137
Deferred income tax liabilities:
Prepaid advertising	(301)	(270)
Other prepaids	(366)	(368)
Basis difference on long-lived assets	(2,135)	(1,860)
Undistributed earnings of foreign subsidiaries	(34)	(113)
Other	(543)	—
Total deferred income tax liabilities	(3,379)	(2,611)
Net deferred income tax liability	$(1,716)	$(1,474)

Components of net deferred income tax liability in the Company's consolidated balance sheets as of December 31, 2010 and 2009 were as follows (in thousands):

	December 31,
	2010	2009
Current deferred income tax assets	$57	$54
Current deferred income tax liabilities	(1,160)	(1,220)
Non-current deferred income tax assets, included in “Other assets”	395	446
Non-current deferred income tax liabilities	(1,008)	(754)
Net deferred income tax liability	$(1,716)	$(1,474)

Following is a reconciliation of the U.S. statutory federal income tax rate with the Company's effective income tax (expense) benefit rate for continuing operations in years ended December 31, 2010 and 2009:

	2010	2009
U.S. statutory income tax rate	35.0%	35.0%
State tax, net of U.S. federal tax benefit	2.2%	3.4%
Nondeductible incentive stock option expense	0.2%	(0.1)%
Non-U.S. income taxes	13.1%	(0.6)%
Effect of double taxation dividend received	(13.6)%	—
Nondeductible operating expenses	(0.1)%	(0.1)%
Research and development credit	—%	0.3%
Change in deferred tax measurement rate	0.3%	(0.2)%
Change in uncertain tax positions	(1.0)%	(0.6)%
Valuation allowance	(40.4)%	(42.5)%
Release of valuation allowance	—%	42.4%
Other	(2.1)%	(0.1)%
Effective income tax benefit (expense) rate	(6.4)%	36.9%

Our effective tax rate for fiscal years 2010 and 2009 was an expense rate of 6.4% and a benefit rate of 36.9%, respectively. Our tax rate in 2009 was affected by the partial release of the valuation allowance due to the enactment of a new law in the fourth quarter of 2009. The effective tax rate for 2010 differs from the statutory rate due to the recognition of a valuation allowance against deferred tax assets. Nautilus must periodically evaluate the potential realization of its deferred income tax assets and, if necessary, record a valuation allowance to reduce the net carrying value of such assets to the amount expected to be realized. In 2010 and 2009 Nautilus concluded that cumulative taxable losses in recent years indicated a valuation allowance against its deferred income tax assets was required. If and when a review of objective evidence indicates that some or all of the Company's valuation allowance is no longer appropriate, release of the valuation allowance would be recognized as an income tax benefit to continuing operations in the period in which such assessment is made. The amount of valuation allowance offsetting the Company's deferred income tax assets was $59.6 million and $53.7 million as of December 31, 2010 and 2009, respectively.

Nautilus has net operating loss, capital loss and income tax credit carryforwards in various jurisdictions, all of which are fully offset by valuation allowances and are available to offset future taxable income, if any. The timing and manner in which the Company is permitted to utilize its net operating loss carryforwards may be limited by Internal Revenue Code Section 382, Limitation on Net Operating Loss Carry-forwards and Certain Built-in-Losses Following Ownership Change. As of December 31, 2010, the Company had the following income tax carryforwards (in millions):

	Amount	Expires in
Net operating loss carryforwards:
Federal	$76.6	2029 - 2030
State	104.6	2012 - 2030
Germany	6.7	Indefinite
Switzerland	13.3	2012 - 2017
China	3.5	2012 - 2013
Italy	2.1	2013 - 2015
Federal capital loss carryforward	11.3	2013
Income tax credit carryforwards:
Federal	2.5	2018 - 2030
State	0.6	2018 - 2022

Under accounting guidance, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. Following is a reconciliation of gross unrecognized tax benefits from uncertain tax positions (excluding the impact of penalties and interest) in the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Balance, January 1	$3,249	$2,165
Increases due to tax positions taken in previous periods	52	522
Decreases due to tax positions taken in previous periods	(75)	(22)
Increases due to tax positions taken in the current period	125	884
Decreases due to settlements with taxing authorities	—	—
Decreases due to lapse of statute of limitations	(9)	(300)
Balance, December 31	$3,342	$3,249
$2.0 million of unrecognized tax benefits, if recognized, would affect the Company's effective tax rate.
The Company recognizes tax-related interest and penalties as a component of income tax expense. The Company recognized a cumulative liability for interest and penalties related to uncertain tax positions as of December 31, 2010 and 2009 of $1.2 million and $0.9 million, respectively.
The Company's U.S. federal income tax returns for 2003 through 2010 are open to review by the U.S. Internal Revenue Service. The Company's state income tax returns for 2004 through 2010 are open to review, depending on the respective statute of limitation in each state. In addition, the Company files income tax returns in numerous non-U.S. jurisdictions with varying statutes of limitation.

As of December 31, 2010, the Company believes it is reasonably likely that, within the next 12 months, $0.4 million of previously unrecognized tax benefits related to non-U.S. filing positions will be recognized, primarily as reductions to income tax expense, as statutes of limitation expire.

(13) STOCKHOLDERS' EQUITY

Common Stock

As of December 31, 2010, the Company had 75.0 million authorized shares of common stock, no par value, of which 30.7 million shares were issued and outstanding and 1.3 million shares were reserved for future issuance upon exercise of stock options.

2005 Long-Term Incentive Plan

In 2005 Nautilus shareholders approved the 2005 Long-Term Incentive Plan (the “2005 Plan”) to enhance the Company's ability to attract and retain highly qualified personnel and align the long-term interests of participants with those of the shareholders. The 2005 Plan, which is administered by the Company's Compensation Committee of the Board of Directors (“Compensation Committee”), authorizes the Company to grant various types of stock-based awards including: stock options, stock appreciation rights, restricted stock, stock units and performance stock grants. Stock options granted under the 2005 Plan shall not have an exercise price less than the fair market value of the Company's common shares on the date of the grant. The exercise price of an option or stock appreciation right may not be reduced without shareholder approval. Stock options generally vest over four years of continuous service, commencing on the date of grant. Stock options granted after the adoption of the 2005 Plan have a seven-year contractual term. Stock options granted under the preceding plan expire after ten years.

Upon its adoption, there were approximately 4.0 million shares available for issuance under the 2005 Plan. The number of shares available for issuance is increased by any shares of common stock which were previously reserved for issuance under the Company's preceding stock option plan, and were not subject to grant on June 6, 2005, or as to which the stock based compensation award is forfeited on or after June 6, 2005. The number of shares available for issuance is reduced by (i) two shares for each share delivered in settlement of any stock appreciation rights, for each share of restricted stock, and for each stock unit or performance unit award, and (ii) one share for each share delivered in settlement of a stock option award. In no event shall more than 1.0 million aggregate shares of common stock subject to stock options, stock appreciation rights, restricted stock or performance stock unit awards be granted to any one participant in any one year under the 2005 Plan. As of December 31, 2010, 4.5 million shares remained available for future grant under the 2005 Plan.

Stock Options

A summary of the Company's stock option activity in the years ended December 31, 2010 and 2009 is as follows (in thousands, except exercise price and contractual life):

	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000s)
Options outstanding, January 1, 2009	2,011	$10.70
Granted	65	1.63
Forfeited, cancelled or expired	(662)	10.24
Exercised	—	—
Options outstanding, December 31, 2009	1,414	10.50	4.24	$26
Vested and expected to vest, as of December 31, 2009	1,266	11.18	4.10	16
Options outstanding, January 1, 2010	1,414	10.50
Granted	258	2.73
Forfeited, cancelled or expired	(472)	10.34
Exercised	—	—
Options outstanding, December 31, 2010	1,200	8.80	4.27	22
Vested and expected to vest, as of December 31, 2010	1,171	8.88	4.28	22

Aggregate intrinsic value in the above table represents the aggregate amount, for all options, by which closing share prices exceed the exercise price of the stock options. This value will fluctuate in the future based on the fair market value of our common stock.

Stock option expense was $0.4 million and $0.9 million in 2010 and 2009, respectively, primarily included in general and administrative expense. The weighted average grant-date fair values of stock options granted during 2010 and 2009 were $1.89 and $1.03, respectively. As of December 31, 2010, the unamortized compensation expense for unvested stock options totaled approximately $0.6 million, which is expected to be recognized over a weighted average period of 2.0 years.

Following is a summary of stock options outstanding as of December 31, 2010 (in thousands, except contractual life and exercise price):

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$0.95 - $2.99	417	5.84	$2.45	44	$2.04
$3.40 - $4.15	240	4.11	4.13	159	4.14
$4.50 - $15.66	299	3.18	12.21	261	12.95
$16.10 - $26.77	232	3.19	19.63	208	20.03
$27.72 - $27.72	12	1.47	27.72	12	27.72
$0.95 - $27.72	1,200	4.27	8.80	684	12.62

Restricted Stock Awards

No restricted stock award activity occurred in the year ended December 31, 2010. Following is a summary of restricted stock award activity in the year ended December 31, 2009 (in thousands, except fair value per share):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Awards outstanding, January 1, 2009	144	$9.23
Vested	(130)	9.23
Forfeited	(14)	9.23
Awards outstanding, December 31, 2009	—	—

Restricted stock compensation expense in 2009 was $0.3 million, primarily included in general and administrative expense.

Performance Stock Units

In April 2010 the Company granted 146,000 performance stock unit awards to key members of its executive team. The performance stock unit awards are subject to both time-based vesting (one-third annually over three years) and achievement of a stock price target of two times the grant date price. If, over the three-year period, the stock price does not close at or above two times the grant date price over any 20 of 30 consecutive days, the entire award is forfeited. Compensation expense for the 2010 performance stock unit grant is recognized over the estimated requisite service period based on the number of performance stock units ultimately expected to vest. Performance stock unit compensation expense in 2010 was $0.1 million, primarily included in general and administrative expense. No performance stock unit compensation expense was recognized in 2009.

Following is a summary of the Company's performance stock unit activity in the years ended December 31, 2010 and 2009 (in thousands, except fair value per share):

	Performance Stock Units	Weighted Average Grant Date Fair Value per Share
Units outstanding, January 1, 2009	33	$15.60
Granted	—	—
Forfeited or expired	(33)	15.60
Units outstanding, December 31, 2009	—	—
Granted	146	2.32
Forfeited or expired	—	—
Units outstanding, December 31, 2010	146	2.32

The Company receives income tax deductions as a result of the exercise of certain stock options and vesting of restricted stock and performance stock units.

(14) LOSS PER SHARE

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

Following is a computation of basic and diluted loss per share for the years ended December 31, 2010 and 2009 (in thousands, except per share amounts):

	2010	2009
Numerator:
Loss from continuing operations	$(9,818)	$(18,610)
Loss from discontinued operations	(13,023)	(34,687)
Net loss	$(22,841)	$(53,297)
Denominator:
Basic shares outstanding	30,744	30,664
Dilutive effect of stock options and restricted stock *	—	—
Diluted shares outstanding	30,744	30,664

Loss per share from continuing operations:
Basic and diluted	$(0.32)	$(0.61)
Loss per share from discontinued operations:
Basic and diluted	$(0.42)	$(1.13)
Net loss per share:
Basic and diluted	$(0.74)	$(1.74)

* Potentially dilutive average shares of 1.3 million and 1.4 million in 2010 and 2009, respectively, were not included in the computation of diluted loss per share because they would have been antidilutive, reducing the amount of loss per share.

(15) EMPLOYEE BENEFIT PLAN

In 1999 the Company adopted the Nautilus, Inc. 401(k) Savings Plan (the “401(k) Plan”) covering substantially all regular employees over the age of 18. Each participant may contribute up to 75% of eligible compensation during any calendar year, subject to certain limitations. Subject to the approval of the Company's Board of Directors, the 401(k) Plan provides for Company matching contributions of 100% of the first 1% of eligible earnings contributed by the employee, and an additional 50% match for earnings contributed over 1% and up to 6%. Matching contributions vest at 25% after the first year of service, and are fully vested after the second year. On April 19, 2009, the Company suspended matching contributions. On April 18, 2009, all participating employees and all participating employees terminated between July 24, 2008 and April 18, 2009 became fully vested in their matching Company contributions. The Company did not contribute to the 401(k) Plan in 2010 and contributed $0.3 million in 2009.

(16) SEGMENT INFORMATION

The Company has two reportable segments - Direct and Retail. The Company's commercial business discontinued operation is not a reportable segment. Contribution is the measure of profit or loss used by the Company's chief operating decision maker, and is defined as net sales, less product costs and directly-attributable expenses. Directly-attributable expenses include employment costs, selling and marketing costs, general and administrative expenses and research and development costs directly related to segment operations. Segment assets are those directly assigned to an operating segment's operations, primarily accounts receivable, inventories and intangible assets. Unallocated assets primarily include shared information technology infrastructure, distribution centers, corporate headquarters, prepaids, deferred taxes and other assets. Capital expenditures directly attributable to the Direct and Retail segments were not significant in 2010 or 2009.

	Year Ended December 31,
(In thousands)	2010	2009
Net sales:
Direct	$96,668	$123,045
Retail	67,789	63,597
Unallocated corporate (royalty income)	3,993	2,618
Consolidated net sales	$168,450	$189,260
Contribution:
Direct	$(10,778)	$(716)
Retail	11,400	10,801
Unallocated corporate	3,994	1,664
Consolidated contribution	$4,616	$11,749
Reconciliation of consolidated contribution to loss from continuing operations:
Consolidated contribution	$4,616	$11,749
Less:
Selling and marketing expenses	(6)	(804)
General and administrative expenses	(14,093)	(18,505)
Research and development expenses	(86)	(1,590)
Restructuring costs	—	(14,151)
Intangible asset impairment charges	—	(5,904)
Interest expense, net	(140)	(168)
Other income (expense), net	479	(117)
Income tax benefit (expense)	(588)	10,880
Loss from continuing operations	$(9,818)	$(18,610)
Assets:
Direct	$17,345	$21,402
Retail	31,084	31,672
Unallocated corporate	29,938	62,098
Total assets	$78,367	$115,172
Depreciation and amortization expense:
Direct	$4,000	$5,347
Retail	2,226	1,428
Unallocated corporate	401	3,075
Total depreciation and amortization expense	$6,627	$9,850

Net sales outside of the United States, primarily in Canada, represented approximately 10% of consolidated net sales in 2010 and 2009.

(17) COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases property and equipment under non-cancelable operating leases which, in the aggregate, extend through 2016. Many of these leases contain renewal options and provide for rent escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Rent expense under all operating leases was $3.9 million and $4.5 million in 2010 and 2009, respectively.

As of December 31, 2010, future minimum lease payments under non-cancelable operating leases, reduced for sublease income, are as follows (in thousands):

2011	$3,641
2012	2,528
2013	2,296
2014	1,255
2015	365
Thereafter	300
Minimum non-cancelable lease payments, net	$10,385

Guarantees, Commitments and Off-Balance Sheet Arrangements

As of December 31, 2010 and 2009, the Company had approximately $3.2 million and $4.3 million, respectively, in standby letters of credit with vendors. The standby letters of credit have expiration dates through November 2011.

The Company has long lead times for inventory purchases and, therefore, must secure factory capacity from its vendors in advance. As of December 31, 2010, the Company had approximately $12.9 million in non-cancelable market-based purchase obligations, all of which were for inventory purchases expected to be received in 2011.

In the ordinary course of business, the Company enters into agreements that require it to indemnify counterparties against third-party claims. These may include: agreements with vendors and suppliers, under which the Company may indemnify them against claims arising from use of their products or services; agreements with customers, under which the Company may indemnify them against claims arising from their use or sale of the Company's products; real estate and equipment leases, under which the Company may indemnify lessors against third-party claims relating to the use of their property; agreements with licensees or licensors, under which the Company may indemnify the licensee or licensor against claims arising from their use of the Company's intellectual property or the Company's use of their intellectual property; and agreements with parties to debt arrangements, under which the Company may indemnify them against claims relating to their participation in the transactions.

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. The Company holds insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not deem these obligations to be significant to the Company's financial position, results of operations or cash flows, and no related liabilities are recorded as of December 31, 2010.

Guarantees, Commitments and Contingencies of Discontinued Operations

Prior to its divestiture, the Company's discontinued commercial business would, from time-to-time, involve a third-party with lease and financing arrangements to assist customers in purchasing products. While these financings generally were without recourse to Nautilus, in certain cases the Company offered a guarantee or other recourse provisions. The maximum contingent liability under all such recourse provisions was approximately $1.4 million as of December 31, 2010.

The Company currently is negotiating settlements with respect to certain remaining outstanding contractual commitments of its commercial business discontinued operation. While the ultimate outcome of such negotiations cannot be accurately predicted, it is reasonably possible that the Company may incur additional charges of up to $0.2 million, which if realized would decrease operating results of discontinued operations in future periods.

Uncertainties exist with respect to outstanding warranty obligations of the Company's former commercial business, now a discontinued operation, as units sold to customers approach end-of-life and settlements are reached with certain customers in connection with the exit from the commercial business. As of December 31, 2010, the Company's warranty liability included $2.9 million for future warranty costs of our former commercial business, which represents management's estimate of the probable amount. However, in light of the aforementioned uncertainties, management believes it is reasonably possible that actual warranty costs of the former commercial business could exceed this amount by as much as $0.2 million, which if realized would decrease operating results of discontinued operations in future periods. In addition, the Company remains contingently liable for product warranty obligations which were transferred to buyers of its commercial business product lines, if the buyer is unable to fulfill such obligations.

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

(18) SUPPLEMENTARY INFORMATION-QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table summarizes the Company's unaudited quarterly financial data for 2010 and 2009 (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
2010:
Net sales	$45,644	$30,642	$38,474	$53,690	$168,450
Gross profit	22,965	13,469	16,618	23,694	76,746
Operating income (loss)	(1,940)	(6,758)	(3,225)	2,354	(9,569)
Income (loss) from continuing operations	(2,371)	(6,994)	(2,398)	1,945	(9,818)
Loss from discontinued operations	(5,420)	(3,711)	(1,908)	(1,984)	(13,023)
Net loss	(7,791)	(10,705)	(4,306)	(39)	(22,841)
Net loss per share, basic and diluted	$(0.25)	$(0.35)	$(0.14)	$—	$(0.74)

2009:
Net sales	$54,055	$40,102	$41,431	$53,672	$189,260
Gross profit	30,304	19,809	20,281	26,121	96,515
Operating loss	(3,715)	(14,922)	(2,822)	(7,746)	(29,205)
Income (loss) from continuing operations	(5,424)	(14,678)	(1,523)	3,015	(18,610)
Income (loss) from discontinued operations	(8,395)	(6,093)	(22,895)	2,696	(34,687)
Net income (loss)	(13,819)	(20,771)	(24,418)	5,711	(53,297)
Net income (loss) per share, basic and diluted	$(0.45)	$(0.68)	$(0.80)	$0.19	$(1.74)

The following table summarizes the impact of certain items included in the Company's quarterly results of continuing operations for the year ended December 31, 2009 (in thousands):

	2009 Quarter Ended
	March 31	June 30	September 30	December 31	Total
Included in operating loss:
Restructuring expenses	$2,049	$11,796	$201	$105	$14,151
Intangible asset impairment charges	—	—	2,101	3,803	5,904
Writeoff of deferred financing costs	—	223	—	406	629
Legal and contract settlement costs	(750)	—	(200)	200	(750)
	$1,299	$12,019	$2,102	$4,514	$19,934

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Disclosure Controls and Procedures

As of December 31, 2010, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010 that our disclosure controls and procedures were effective.

Management's Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the company's chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Assessment

Nautilus' management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes In Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the fourth quarter of 2010.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the captions Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officers and Information Concerning the Board of Directors in our Proxy Statement for our 2011 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2011 (“Proxy Statement”). If the Proxy Statement is not filed with the SEC by April 30, 2011, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2011.

Item 11. Executive Compensation

The information required by this item will be set forth under the caption Executive Compensation in our Proxy Statement. If the Proxy Statement is not filed with the SEC by April 30, 2011, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption Stock Ownership in our Proxy Statement. If the Proxy Statement is not filed with the SEC by April 30, 2011, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Information Concerning the Board of Directors in our Proxy Statement. If the Proxy Statement is not filed with the SEC by April 30, 2011, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2011.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Appointment of Registered Independent Public Accounting Firm for 2011 in our Proxy Statement. If the Proxy Statement is not filed with the SEC by April 30, 2011, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2011.

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

NAUTILUS, INC.

Date: March 8, 2011	By:	/S/ EDWARD J. BRAMSON
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2011.

Signature	Title

*	Chairman and Chief Executive Officer (Principal Executive Officer)
Edward J. Bramson

/S/ KENNETH L. FISH	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Kenneth L. Fish

*	Director
Ronald P. Badie

*	Director
Richard A. Horn

*	Director
M. Carl Johnson, III

*	Director
Craig L. McKibben

*	Director
Marvin G. Siegert

*	Director
Michael A. Stein

*By:	/S/ WAYNE M. BOLIO	March 8, 2011
Wayne M. Bolio
Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Description
2.1
Stock Purchase Agreement dated as of February 15, 2008 by and among the Company, DashAmerica, Inc. d/b/a/ Pearl Izumi USA, Inc. and Shimano American Corporation - Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on February 22, 2008.

2.2
First Amendment to Stock Purchase Agreement dated as of April 18, 2008 by and among Nautilus, Inc., Shimano American Corporation and DashAmerica, Inc. D/B/A Pearl Izumi USA, Inc. - Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, as filed with the Commission on April 24, 2008.

3.1	Amended and Restated Articles of Incorporation - Incorporated by reference to Exhibit A to the Company's Schedule 14A, as filed with the Commission on April 22, 2008.

3.5	Amended and Restated Bylaws - Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, as filed with the Commission on April 5, 2005.

3.6	Amendment to Amended and Restated Bylaws of the Company - Incorporated by reference to Exhibit 3.1 the Company's Current Report on Form 8-K, as filed with the Commission on January 31, 2007.

10.1*	Company Stock Option Plan, as amended - Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

10.2*
Amendment to Company Stock Option Plan - Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2000, as filed with the Commission on August 10, 2000.

10.3*	Company 2005 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, as filed with the Commission on June 10, 2005.

10.4*
First Amendment to the Company 2005 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2006, as filed with the Commission on November 9, 2006.

10.5*
Form of Employee Incentive Stock Option Agreement under the Company Stock Option Plan - Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 16, 2005.

10.6*
Form of Nonstatutory Stock Option Agreement under the Company Stock Option Plan - Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 16, 2005.

10.7*	Form of Nonstatutory Stock Option Agreement - Incorporated by reference to Exhibit 10 of the Company's Current Report on Form 8-K, as filed with the Commission on July 29, 2005.

10.8*
Form of Non-Employee Director Nonstatutory Stock Option Agreement - Incorporated by reference to Exhibit 10 of the Company's Current Report on Form 8-K, as filed with the Commission on August 19, 2005.

10.9*
Form of Performance Unit Agreement - Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2006, as filed with the Commission on August 9, 2006.

10.10*
Summary of Performance Unit Award - Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2006, as filed with the Commission on November 9, 2006.

10.11
Trademark License Agreement, dated September 20, 2001, by and between Pacific Direct, LLC and the Company - Incorporated by reference to Exhibit 2.1 of the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2001, as filed with the Commission on November 14, 2001.

10.12
License Agreement, dated April 26, 1999, as amended, between the Company and Gary D. Piaget - Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004.

10.13
Office Lease Agreement, dated June 30, 2009, between Columbia Tech Center LLC and the Company - Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, as filed with the Commission on July 7, 2009.

10.14
Credit Agreement, dated December 22, 2009, between Bank of America N.A and the Company - Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on January 5, 2010.

10.15
Supply Agreement dated as of May 2, 2008 by and among Nautilus, Inc., Land America Health and Fitness Co., Ltd. and Treuriver Investments Co. Limited - Incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the three months ended March 31, 2008 as filed with the Commission on May 12, 2008. [Confidential treatment has been granted with respect to a portion of this Exhibit]

10.16
Settlement Agreement dated as of May 5, 2008 by and among Nautilus, Inc. Land America Health and Fitness Co., Ltd., Treuriver Investments Co. Limited, Michael C. Bruno and Yang Lin Qing - Incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the three months ended March 31, 2008 as filed with the Commission on May 12, 2008.

10.17
Schwinn Asset Purchase Agreement dated as of December 5, 2009 between Nautilus, Inc. and Fit Dragon International, Inc. - Incorporated by reference to Exhibit 10.23 of the Company's Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.18
License Agreement dated as of December 29, 2009 between Nautilus, Inc. and Fit Dragon International, Inc. - Incorporated by reference to Exhibit 10.24 of the Company's Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.19
Stairmaster Asset Purchase Agreement dated as of December 5, 2009 between Nautilus, Inc. and Fit Dragon International, Inc. - Incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.20
Technology Transfer and License Agreement dated as of December 29, 2009 between Nautilus, Inc. and Fit Dragon International, Inc. - Incorporated by reference to Exhibit 10.26 of the Company's Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.21
Asset Purchase Agreement dated as of February 18, 2010 between Nautilus, Inc. and Med-Fit Systems, Inc. - Incorporated by reference to Exhibit 10.27 of the Company's Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.22
Commercial License Agreement dated as of February 18, 2010 between Nautilus, Inc. and Med-Fit Systems, Inc. - Incorporated by reference to Exhibit 10.28 of the Company's Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.23
Lease Agreement dated as of February 19, 2010 between Nautilus, Inc. and Med-Fit Systems, Inc. - Incorporated by reference to Exhibit 10.29 of the Company's Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.24
Credit Agreement dated as of March 8, 2010 between Nautilus, Inc. and Bank of the West - Incorporated by reference to Exhibit 10.30 of the Company's Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.25
Security Agreement dated as of March 8, 2010 between Nautilus, Inc. and Bank of the West - Incorporated by reference to Exhibit 10.31 of the Company's Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.26
Private Label Consumer Credit Card Program Agreement, dated June 15, 2010, by and between the Company and GE Money Bank - Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the three months ended June 30, 2010 as filed with the Commission on August 16, 2010. [Confidential treatment has been granted with respect to a portion of this Exhibit].

10.27
HELPcard Merchant Agreement, dated June 14, 2010, effective as of June 11, 2010, by and between the Company, and Dent-A-Med, Inc. - Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the three months ended June 30, 2010 as filed with the Commission on August 16, 2010. [Confidential treatment has been granted with respect to a portion of this Exhibit].

10.28
Addendum dated August 20, 2010 to Supply Agreement dated May 2, 2008 between the Company, Treuriver Investments LIMITED, and Land America Health and Fitness Co. Ltd. - Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the three months ended September 30, 2010 as filed with the Commission on November 9, 2010.

10.29
Note Purchase Agreement dated September 3, 2010, by and among the Company and certain entities under common control of Sherborne Investors GP, LLC and its affiliates - Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the three months ended September 30, 2010 as filed with the Commission on November 9, 2010.

10.30
Subordination Agreement dated September 3, 2010, by and among the Company, certain entities under common control of Sherborne Investors GP, LLC and its affiliates and Bank of the West - Incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the three months ended September 30, 2010 as filed with the Commission on November 9, 2010.

10.31	First Amendment dated November 6, 2010 to Private Label Consumer Credit Card Program Agreement, dated June 15, 2010, by and between the Company and GE Money Bank.

10.32	Merchant Agreement dated December 15, 2010, between the Company and Hy Cite Corporation [Confidential treatment has been requested with respect to a portion of this Exhibit].

10.33*	Executive Employment Agreement, dated September 21, 2007, between the Company and Wayne M. Bolio.

10.34*	Executive Employment Agreement, dated September 27, 2007, between the Company and Deborah H. Marsh.

10.35*	Executive Employment Agreement, dated December 4, 2007, between the Company and Kenneth L. Fish.

10.36*	Offer Letter, dated April 9, 2009, between the Company and Ryan A. Neal.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Indicates management contract, compensatory agreement or arrangement, in which the Company's directors or executive officers may participate.