Form 10-Q
period 2011-03-31
NAUTILUS, INC.
filed 2011-05-06
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Large accelerated filer  [ ]    Accelerated filer  [ ]    Non-accelerated filer  [ ]    Smaller reporting company  [x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [ ]    No  [x]
The number of shares outstanding of the registrant's common stock as of April 30, 2011 was 30,744,336 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements
NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$16,566	$14,296
Restricted cash	358	351
Trade receivables, net of allowances of $359 as of March 31, 2011 and $301 as of December 31, 2010	11,120	19,633
Inventories	10,892	10,347
Prepaids and other current assets	3,772	5,331
Income taxes receivable	479	456
Short-term notes receivable	757	832
Assets of discontinued operation held-for-sale	134	292
Deferred income tax assets	55	57
Total current assets	44,133	51,595
Property, plant and equipment, net	3,675	3,795
Goodwill	3,014	2,931
Other intangible assets, net	18,259	18,774
Other assets	1,072	1,272
Total assets	$70,153	$78,367
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$14,766	$24,535
Accrued liabilities	7,251	7,045
Warranty obligations, current portion	3,263	3,539
Deferred income tax liabilities	1,203	1,160
Total current liabilities	26,483	36,279
Long-term notes payable to a related party	5,251	5,141
Warranty obligations, non-current	408	396
Income taxes payable, non-current	3,363	3,210
Deferred income tax liabilities, non-current	1,353	1,008
Other long-term liabilities	1,451	1,534
Total liabilities	38,309	47,568
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock - no par value, 75,000 shares authorized and 30,744 shares issued and outstanding as of March 31, 2011 and December 31, 2010	4,941	5,051
Retained earnings	19,901	18,295
Accumulated other comprehensive income	7,002	7,453
Total stockholders' equity	31,844	30,799
Total liabilities and stockholders' equity	$70,153	$78,367

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three months ended March 31,
	2011	2010
Net sales	$48,301	$45,644
Cost of sales	26,214	22,679
Gross profit	22,087	22,965
Operating expenses:
Selling and marketing	14,865	18,943
General and administrative	4,692	5,159
Research and development	753	803
Total operating expenses	20,310	24,905
Operating income (loss)	1,777	(1,940)
Other income (expense):
Interest income	1	11
Interest expense	(119)	—
Other income (expense), net	29	(24)
Total other expense, net	(89)	(13)
Income (loss) from continuing operations before income taxes	1,688	(1,953)
Income tax expense	567	418
Income (loss) from continuing operations	1,121	(2,371)
Discontinued operation:
Income (loss) from discontinued operation before income taxes	545	(5,387)
Income tax expense of discontinued operation	60	33
Income (loss) from discontinued operation	485	(5,420)
Net income (loss)	$1,606	$(7,791)
Income (loss) per share from continuing operations:
Basic	$0.04	$(0.08)
Diluted	0.04	(0.08)
Income (loss) per share from discontinued operation:
Basic	$0.01	$(0.17)
Diluted	0.01	(0.17)
Net income (loss) per share:
Basic	$0.05	$(0.25)
Diluted	0.05	(0.25)
Weighted average shares outstanding:
Basic	30,744	30,744
Diluted	30,760	30,744

See accompanying notes to condensed consolidated financial statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Income (loss) from continuing operations	$1,121	$(2,371)
Income (loss) from discontinued operation	485	(5,420)
Net income (loss)	1,606	(7,791)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,080	1,772
Allowance for doubtful accounts	35	556
Inventory lower-of-cost-or-market adjustments	—	1,686
Stock-based compensation expense	(110)	156
Loss on asset disposals	—	17
Reduction of previously-estimated asset disposal loss	(339)	(1,218)
Deferred income taxes, net of valuation allowances	474	580
Changes in operating assets and liabilities:
Trade receivables	8,302	8,460
Inventories	(529)	(147)
Prepaids and other current assets	1,753	134
Income taxes	23	12,715
Trade payables	(9,817)	(12,415)
Accrued liabilities, including warranty obligations	265	(3,572)
Net cash provided by operating activities	2,743	933
Cash flows from investing activities:
Proceeds from sale of discontinued operation	500	2,651
Proceeds from other asset sales	—	10
Purchases of equipment	(403)	(37)
Net decrease (increase) in restricted cash	(7)	580
Net cash provided by investing activities	90	3,204
Cash flows from financing activity:
Financing costs	(36)	(144)
Net cash used in financing activity	(36)	(144)
Net effect of currency exchange rate changes	(527)	671
Net increase in cash and cash equivalents	2,270	4,664
Cash and cash equivalents, beginning of year	14,296	7,289
Cash and cash equivalents, end of period	$16,566	$11,953
Supplemental disclosure of cash flow information:
Cash refunded for income taxes, net of payments	$20	$12,743
Cash paid for interest	—	—
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

The accompanying condensed consolidated financial statements have not been audited. Nautilus has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes the disclosures are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the Company's consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010 (the “ 2010 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Further information regarding significant estimates can be found in the Company's 2010 Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position as of March 31, 2011 and December 31, 2010, and results of operations and cash flows for the three months ended March 31, 2011 and 2010. Interim results are not necessarily indicative of results for a full year. The Company's revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding the Company's operating results pertains to its continuing operations.

New Accounting Pronouncements

No new accounting pronouncements issued since December 31, 2010 have had, or are expected to have, a material effect on the Company's consolidated financial position, results of operations or cash flows.

(2) DISCONTINUED OPERATION

On September 25, 2009, in light of continuing operating losses in its commercial business and in order to focus exclusively on managing its direct and retail consumer businesses, the Company committed to a plan for the complete divestiture of its commercial business, which qualified for held-for-sale accounting treatment. The commercial business is presented as a discontinued operation in the Company's condensed consolidated statements of operations for all periods. Following is a summary of the operating results of the Company's former commercial business for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue	$101	$9,835
Income (loss) before income taxes	$206	$(6,605)
Reduction of previously-estimated disposal loss	339	1,218
Income tax expense	(60)	(33)
Income (loss) from discontinued operation	$485	$(5,420)

Cash flows of the commercial business after completion of the divestiture may include settlements of then outstanding accounts receivable, trade payables and contractual obligations, settlements of sales agreement contingencies and receipts of passive royalties, all of which, according to accounting guidance, are not considered to be direct cash flows of the disposed segment. Revenue in the three months ended March 31, 2011 consisted of sales of small quantities of discontinued product and spare parts inventories which were not acquired by buyers of components of the commercial business.

The following table presents gains or losses recognized on completed disposal transactions in the three months ended March 31, 2010 (in thousands):

	Previously-Estimated Disposal Loss as of 12/31/09	Loss on Completed Disposals	Adjustments to Estimated Disposal Loss	Reduction of Previously-Estimated Disposal Loss	Disposal Loss Impairment as of 3/31/10
Sale of commercial equipment manufacturing operation	$(6,212)	$(5,290)	$—	$922
Other completed disposals	(122)	(109)		13
Remaining assets held-for-sale as of March 31, 2010	(3,932)	—	283	283	$(3,649)
	$(10,266)	$(5,399)	$283	$1,218	$(3,649)

The following table presents gains or losses recognized on completed disposal transactions in the three months ended March 31, 2011 (in thousands):

	Previously-Estimated Disposal Loss as of 12/31/10	Gain (Loss) on Completed Disposals	Reduction of Previously-Estimated Disposal Loss	Disposal Loss Impairment as of 3/31/11
Sale of real property parcel	$(308)	$(304)	$4
Adjustments to previously-completed disposals	—	335	335
Remaining assets held-for-sale as of March 31, 2011	(358)	—	—	$(358)
	$(666)	$31	$339	$(358)

The Company disposed of the last remaining asset held-for-sale of its former commercial business, a real property parcel, in the second quarter of 2011. As of March 31, 2011, the carrying value and related disposal loss impairment of the remaining asset held-for-sale was as follows (in thousands):

Real Property
Carrying value, before impairment adjustment	$492
Disposal loss impairment	(358)
Asset of discontinued operation held-for-sale, net	$134
The following table summarizes liabilities for exit costs related to the commercial business discontinued operation, included in "Accrued liabilities" and "Other long-term liabilities" in the Company's condensed consolidated balance sheets (in thousands):

	Severance and Benefits	Facilities and Other Leases	Total Liabilities
Balance as of December 31, 2010	$476	$2,160	$2,636
Payments	(469)	(158)	(627)
Balance as of March 31, 2011	$7	$2,002	$2,009

(3) INVENTORIES

Inventories, net of valuation allowances, as of March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	As of
	March 31, 2011	December 31, 2010
Finished goods	$9,404	$8,533
Parts and components	1,488	1,814
	$10,892	$10,347

Valuation allowances were $1.0 million and $1.1 million as of March 31, 2011 and December 31, 2010, respectively, and related entirely to excess parts inventories.

(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	Estimated Useful Life (in years)	As of
		March 31, 2011	December 31, 2010
Leasehold improvements	5 to 20	$2,605	$2,588
Computer equipment	2 to 5	38,062	38,033
Machinery and equipment	3 to 5	6,707	6,703
Furniture and fixtures	5	878	955
Construction in process (product tooling)	N/A	488	101
		48,740	48,380
Accumulated depreciation		(45,065)	(44,585)
		$3,675	$3,795

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets as of March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	Estimated Useful Life (in years)	As of
		March 31, 2011	December 31, 2010
Goodwill	N/A	$3,014	$2,931
Other intangible assets:
Indefinite-lived trademarks	N/A	$9,052	$9,052
Patents	1 to 16	18,154	18,154
		27,206	27,206
Accumulated amortization - patents		(8,947)	(8,432)
		$18,259	$18,774

Nautilus reviews goodwill and indefinite-lived trademark intangible assets for impairment in the fourth quarter of each year, or more frequently when events or changes in circumstances indicate the assets may be impaired. The change in goodwill since December 31, 2010 is due to currency exchange rate fluctuations.

(6) PRODUCT WARRANTIES

The Company's products carry limited, defined warranties for defects in materials or workmanship which, according to their terms, generally obligate Nautilus to pay the costs of supplying and shipping replacement parts to customers and, in certain instances, pay for labor and other costs to service products. Outstanding product warranty periods range from sixty days to the lifetime of certain product components. Changes in the Company's product warranty liability for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance, January 1	$3,935	$8,379
Accruals	699	545
Adjustments	(109)	(720)
Payments	(854)	(1,216)
Balance, March 31	$3,671	$6,988

Product warranty liability payments and balances primarily represent retained obligations related to the Company's former commercial business, now a discontinued operation, for which sales volume and related product warranty expense accruals have declined each year since 2007. Warranty liability accruals relate only to the Company's continuing operations. Product warranty liability adjustments in the three months ended March 31, 2010 primarily related to the assignment of certain outstanding commercial warranty obligations to the buyer of certain components of the Company's commercial business discontinued operation.

(7) BORROWINGS

The Company has a Loan and Security Agreement (the “Loan Agreement”) with Bank of the West, providing for a $15.0 million maximum revolving secured credit line. The amount available for borrowings in any given quarter is dependent upon the amount of qualified accounts receivable and inventory as of the end of the preceding quarter. The Loan Agreement is available for working capital, standby letters of credit and general corporate purposes through August 2012, assuming the Company satisfies certain terms and conditions at the time borrowings are requested. The interest rate on future borrowings, if any, under the Loan Agreement will be based on the bank's Base Rate or LIBOR and the Company's financial condition at the time it elects to borrow. The Loan Agreement includes a fee for the unused portion of the credit facility, which will vary depending on the Company's borrowing base availability.

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

As of March 31, 2011, the Company had no outstanding borrowings and $3.2 million in standby letters of credit issued under the Loan Agreement, of which $0.4 million was cash collateralized. As of March 31, 2011, the Company was in compliance with the financial covenants of the Loan Agreement.
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
Pursuant to the Purchase Agreement, the Company issued to the Purchasers $6,096,996 in aggregate principal amount at maturity of its Increasing Rate Senior Discount Notes Due December 31, 2012 (the “Notes”). The Notes have an original principal amount totaling $5,000,000 and mature on December 31, 2012. The then outstanding principal amount of the Notes accretes value at rates equal to 2.5% per annum from September 3, 2010 through February 28, 2011; 6.0% per annum from March 1, 2011 through August 31, 2011; 9.5% per annum from September 1, 2011 through February 29, 2012; 13.0% per annum from March 1, 2012 through August 31, 2012; and 14.5% per annum thereafter. If all the Notes are paid at maturity, the effective rate of interest is approximately 8.7% per annum, which is the rate at which interest expense is accrued. Prepayment of amounts due under the Notes is permitted under the Purchase Agreement, subject to certain restrictions in both the Purchase Agreement and the Loan Agreement.
The Notes are subordinated to the Loan Agreement with Bank of the West. The Purchase Agreement includes certain negative covenants, including restrictions on the incurrence of additional indebtedness, liens, liquidation of assets, capital expenditures, payment of dividends, changes in the Company's business operations and change of control transactions. The Purchase Agreement includes customary events of default, including nonpayment, insolvency, breach of warranty or covenant, cross-default of the Loan Agreement, material adverse changes and other events. Upon the occurrence of an event of default the Purchasers may declare all outstanding obligations under the Notes to be due and payable. The accretion rate of the Notes may be increased by 2% per annum during the continuance of an event of default.

(8) INCOME (LOSS) PER SHARE

Income (loss) per share is presented on both a basic and diluted basis. Basic income (loss) per share is based on the weighted average number of common shares outstanding. Diluted income per share reflects the potential dilution that could occur if outstanding obligations to issue common stock were exercised or converted into common stock. For the calculations of diluted income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. For the calculation of diluted loss per share for the three months ended March 31, 2011, potentially dilutive average shares of 1.0 million were not included in the denominator because they would have been antidilutive, increasing the amount of earnings per share. For the calculation of diluted loss per share for the three months ended March 31, 2010, potentially dilutive average shares of 1.3 million were not included in the denominator because they would have been antidilutive, reducing the amount of loss per share.

Following is a computation of basic and diluted income (loss) per share for the three months ended March 31, 2011 and 2010

(in thousands, except per share amounts):

	2011	2010
Numerator:
Income (loss) from continuing operations	$1,121	$(2,371)
Income (loss) from discontinued operation	485	(5,420)
Net income (loss)	$1,606	$(7,791)
Denominator:
Basic shares outstanding	30,744	30,744
Dilutive effect of stock options	16	—
Diluted shares outstanding	30,760	30,744

Income (loss) per share from continuing operations:
Basic	$0.04	$(0.08)
Diluted	0.04	(0.08)
Income (loss) per share from discontinued operation:
Basic	$0.01	$(0.17)
Diluted	0.01	(0.17)
Net income (loss) per share:
Basic	$0.05	$(0.25)
Diluted	0.05	(0.25)

(9) COMPREHENSIVE INCOME (LOSS)

Following is a summary of the components of comprehensive income (loss), net of income taxes, for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$1,606	$(7,791)
Foreign currency translation adjustments	(451)	438
Comprehensive income (loss)	$1,155	$(7,353)

(10) SEGMENT INFORMATION

The Company has two reportable segments - Direct and Retail. Contribution is the measure of profit or loss used by the Company's chief operating decision maker and is defined as net sales less product costs and directly attributable expenses. Directly attributable expenses include employment costs, selling and marketing costs, general and administrative expenses and research and development costs directly related to segment operations. Summary information by reportable segment for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net sales:
Direct	$30,254	$28,503
Retail	16,963	15,931
Unallocated corporate (royalty income)	1,084	1,210
Consolidated net sales	$48,301	$45,644
Contribution:
Direct	$2,200	$(1,536)
Retail	2,229	2,260
Unallocated corporate	1,084	1,210
Consolidated contribution	$5,513	$1,934
Reconciliation of consolidated contribution to income (loss) from continuing operations:
Consolidated contribution	$5,513	$1,934
Less expenses not directly attributable to reportable segments:
General and administrative	(3,736)	(3,841)
Research and development	—	(33)
Other expense, net	(89)	(13)
Income tax expense	(567)	(418)
Income (loss) from continuing operations	$1,121	$(2,371)

(11) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements

As of March 31, 2011 and 2010, the Company had approximately $3.2 million and $3.9 million, respectively, in standby letters of credit with its vendors with expiration dates through March 2012.

The Company has long lead times for inventory purchases and, therefore, must secure factory capacity from its vendors in advance. As of March 31, 2011, the Company had approximately $13.4 million in non-cancelable market-based purchase obligations, all of which were for inventory purchases expected to be received in 2011.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. The Company holds insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not deem these obligations to be significant to the Company's financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of March 31, 2011.

Guarantees, Commitments and Contingencies of Discontinued Operation

Prior to its divestiture, the Company's discontinued commercial business would, from time-to-time, involve a third-party with lease and financing arrangements to assist customers in purchasing products. While these financings generally were without recourse to Nautilus, in certain cases the Company offered a guarantee or other recourse provisions. The maximum contingent liability under all such recourse provisions was approximately $1.3 million as of March 31, 2011.

The Company currently is negotiating settlements with respect to certain remaining outstanding contractual commitments of its former commercial business. While the ultimate outcome of such negotiations cannot be accurately predicted, it is reasonably possible that the Company may incur additional charges of up to $0.2 million, which if realized would decrease results of the discontinued operation in future periods.

Uncertainties exist with respect to outstanding warranty obligations of the Company's former commercial business, as units previously sold to customers approach end-of-life and settlements are reached with certain customers in connection with the Company's exit from its commercial business. As of March 31, 2011, the Company's warranty liability included $2.4 million for future warranty costs of its former commercial business, which represents management's estimate of the probable amount. However, in light of the aforementioned uncertainties, management believes it is reasonably possible that actual warranty costs of the former commercial business could exceed this amount by as much as $0.2 million, which if realized would decrease results of the discontinued operation in future periods. In addition, the Company remains contingently liable for product warranty obligations which were transferred to buyers of its commercial business product lines, if the buyer is unable to fulfill such obligations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). All references to the first quarters of 2011 and 2010 mean the three-month periods ended March 31, 2011 and 2010, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

Our results of operations may vary significantly from period-to-period. Our revenues will fluctuate due to the seasonality of our industry; customer buying patterns; product innovation; the nature and level of competition for health and fitness products; our ability to procure products to meet customer demand; the level of spending on, and effectiveness of, our media and advertising programs; and our ability to attract new customers and maintain existing sales relationships. In addition, our revenues are highly susceptible to economic factors, including, among other things, the overall condition of the economy and the availability of consumer credit in both the United States and Canada. Our profit margins may vary in response to the aforementioned factors and our ability to manage product costs. Profit margins may also be affected by fluctuations in the costs or availability of materials used to manufacture our products, product warranty costs, higher or lower fuel prices, and changes in costs of other distribution or manufacturing-related services. Our operating profits or losses may also be affected by the relative success of strategies we employ to improve the efficiency and effectiveness of our organization. Historically, our operating expenses have been influenced by media costs to produce and air television advertisements, facility costs and operating costs of our information and communications systems. In addition, our operating expenses have been impacted by asset impairment charges, restructuring charges and other significant unusual or infrequent expenses.

As a result of the above and other factors, our period-to-period operating results may not be indicative of future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. For more information, see our discussion of Risk Factors located at Part I, Item 1A of our 2010 Form 10-K.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. The forward-looking statements in this Form 10-Q include, without limitation, anticipated declines in sales of strength products, anticipated sales increases of cardio-oriented products, and the expectation that increased sales of the Bowflex® TreadClimber product line will offset anticipated declines in sales of legacy strength products; potential improvement in consumer credit financing approval rates and possible corresponding improvements in sales; the continuance of promotional programs and the impact of such programs on profit margins; our plans and expectations regarding borrowing agreements; our new product development strategies; and our plans for achieving future profitability. Forward-looking statements also include any statements related to our expectations regarding future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, expenses and gross margins, profits or losses, losses from discontinued operation and disposal loss adjustments, settlements of warranty obligations, new product introductions, financing and working capital requirements and resources. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part I, Item 1A, “Risk Factors,” in our 2010 Form 10-K. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on our website, www.nautilusinc.com. In addition, our code of business conduct and ethics, corporate governance policies, and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on our corporate website. The information presented on our website is not part of this report.

OVERVIEW

Nautilus is committed to providing innovative, quality solutions to help people achieve a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing and marketing high-quality cardiovascular and strength fitness products and related accessories for consumer home use, primarily in the United States and Canada. Our products are sold under some of the most-recognized brand names in the fitness industry, including Nautilus®, Bowflex®, Schwinn® and Universal®.

We market our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments. Our direct business offers products to consumers through television advertising, catalogs and the Internet. Our retail business offers our products through a network of independent retail companies with stores and websites located in the United States and internationally.

While economic and market conditions appear to have stabilized, they have not returned to historic norms. These conditions include reduced business confidence, disruptions in the residential housing market, materially-reduced availability of consumer credit for our customers, higher unemployment and reduced consumer confidence, all of which have contributed to reductions in consumer spending, particularly on discretionary products such as our home fitness equipment.

Net sales in the first quarter of 2011 were $48.3 million, an increase of $2.7 million, or 5.8%, as compared to net sales of $45.6 million in the first quarter of 2010. This increase was driven primarily by strong sales of our Bowflex TreadClimber® specialized cardio machines. Based on sales trends observed during the last three quarters, we expect that increased sales of cardio products should more than offset anticipated declines in strength product sales for the full year 2011.

During the first quarter of 2011, we allocated a significantly greater portion of our television and online advertising budget toward our Bowflex TreadClimber product line and we expect to continue to direct the majority of such expenditures to this product line during the remainder of the year. In addition, we began implementing a lower cost Internet-based advertising strategy for our home gyms, which is designed to capitalize on the extensive product awareness that currently exists for our Bowflex rod-based home gyms.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The tables below set forth selected financial information derived from our condensed consolidated financial statements. The discussion that follows should be read in conjunction with our condensed consolidated financial statements and the related notes. All comparisons to prior year results are in reference to continuing operations only in each period, unless otherwise indicated.

	Three Months Ended March 31,
(In thousands)	2011	2010	Change	% Change
Net sales	$48,301	$45,644	$2,657	5.8%
Cost of sales	26,214	22,679	3,535	15.6%
Gross profit	22,087	22,965	(878)	(3.8)%
Operating expenses:
Selling and marketing	14,865	18,943	(4,078)	(21.5)%
General and administrative	4,692	5,159	(467)	(9.1)%
Research and development	753	803	(50)	(6.2)%
Total operating expenses	20,310	24,905	(4,595)	(18.5)%
Operating income (loss)	1,777	(1,940)	3,717	—
Other income (expense):
Interest income	1	11	(10)	(90.9)%
Interest expense	(119)	—	(119)	—
Other income (expense), net	29	(24)	53	—
Total other expense	(89)	(13)	(76)	(584.6)%
Income (loss) before income taxes	1,688	(1,953)	3,641	—
Income tax expense	567	418	149	(35.6)%
Income (loss) from continuing operations	1,121	(2,371)	3,492	—
Income (loss) from discontinued operation, net of tax	485	(5,420)	5,905	—
Net income (loss)	$1,606	$(7,791)	$9,397	—

	Three Months Ended March 31,
(In thousands)	2011	2010	Change	% Change
Net sales:
Direct business	$30,254	$28,503	$1,751	6.1%
Retail business	16,963	15,931	1,032	6.5%
Unallocated corporate (royalty income)	1,084	1,210	(126)	(10.4)%
Total net sales	$48,301	$45,644	$2,657	5.8%
Gross profit:
Direct business	$17,034	$17,541	$(507)	(2.9)%
Retail business	3,968	4,214	(246)	(5.8)%
Unallocated corporate	1,085	1,210	(125)	(10.3)%
Total gross profit	$22,087	$22,965	$(878)	(3.8)%
Gross profit margin (% of net sales):
Direct business	56.3%	61.5%	(5.2)
Retail business	23.4%	26.5%	(3.1)
Combined gross profit margin	45.7%	50.3%	(4.6)

	Three Months Ended March 31,
(In thousands)	2011	2010	Change	% Change
Direct business net sales:
Cardio products(1)	$20,770	$16,750	$4,020	24.0%
Strength products(2)	9,484	11,753	(2,269)	(19.3)%
Total direct business net sales	30,254	28,503	1,751	6.1%
Retail business net sales:
Cardio products(1)	10,303	10,383	(80)	(0.8)%
Strength products(2)	6,660	5,548	1,112	20.0%
Total retail business net sales	16,963	15,931	1,032	6.5%
Royalty income	1,084	1,210	(126)	(10.4)%
Total net sales	$48,301	$45,644	$2,657	5.8%

(1) Cardio products include: TreadClimbers, treadmills, exercise bikes and ellipticals.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights, weight benches and accessories.

Direct Business

Net sales of our direct business were $30.3 million in the first quarter of 2011, an increase of $1.8 million, or 6.1%, compared to direct net sales of $28.5 million in the first quarter of 2010. The comparative increase in net sales in our direct business in the first quarter of 2011 reflected a 24.0%, or $4.0 million, increase in sales of cardio products, particularly the Bowflex TreadClimber, due in part to new creative advertising and greater customer awareness of our TreadClimber product line. The Bowflex TreadClimber is sold almost exclusively through our direct channel. The increase in sales of cardio products was partially offset by a 19.3%, or $2.3 million, comparative decline in sales of strength products, primarily rod-based home gyms. Based on recent sales trends, we expect that increased sales of TreadClimber products will continue to more than offset anticipated declines in home gym sales in our direct channel for the full year 2011.

In September 2010, we completed our transition to a new consumer credit program with a new primary third-party financing provider, GE Money Bank ("GE"). Prior to this transition, we had experienced continued declines in customer credit approval rates by our previous third-party provider. In addition, we added one secondary third-party consumer credit financing provider during 2010 and another in January 2011, both of which offer credit to certain qualified consumers whose credit applications have been declined by GE. As a result, combined customer credit approvals by our primary and secondary third-party financing providers increased from 13% in the first quarter of 2010 (all by our primary provider) to 21% in the first quarter of 2011 (16% by our primary provider and 5% by our secondary providers). Management expects customer credit approval rates during the remainder of 2011 to remain at approximately the same level as the first quarter of 2011, or to improve modestly, as we continue to optimize our consumer financing programs.

Gross profit margin of our direct business was 56.3% in the first quarter of 2011, a decrease of 5.2 percentage points compared to the first quarter of 2010. The comparative decrease in direct gross profit margin was attributable primarily to changes in product mix and higher outbound freight costs. The adverse product mix was mainly due to lower sales of higher-margin home gyms and above normal promotional discounts on one specific home gym and one SelectTech strength product.

Retail Business

Net sales of our retail business were $17.0 million in the first quarter of 2011, an increase of $1.0 million, or 6.5%, compared to retail net sales of $15.9 million in the first quarter of 2010. The increase in retail net sales was attributable primarily to higher demand for both cardio and strength products from Internet-based retail customers, which was partially offset by a decrease in sales to brick-and-mortar retail customers. Retail channel sales of strength products in the first quarter of 2011 increased by $1.1 million, or 20.0%, compared to the first quarter of 2010, primarily due to higher sales of SelectTech dumbbells.

Gross profit margin of our retail business was 23.4% in the first quarter of 2011, a decrease of 3.1 percentage points compared to the first quarter of 2010, primarily due to higher costs for SelectTech strength products and increased freight expenses, as compared to last year.

Operating Expenses

Operating expenses were $20.3 million in the first quarter of 2011, a decrease of $4.6 million, or 18.5%, compared to operating expenses of $24.9 million in the first quarter of 2010. These lower operating expenses reflect our ability to maintain fixed costs across higher sales volumes, as well as more cost effective advertising expenditures.

Selling and Marketing

Selling and marketing expenses were $14.9 million in the first quarter of 2011, a decrease of $4.1 million, or 21.5%, compared to the first quarter of 2010. Advertising expense of our direct business, a component of selling and marketing expenses, was $7.8 million in the first quarter of 2011, a decrease of $5.2 million, or 39.9%, compared to the first quarter of 2010. The comparative decrease in direct advertising expense was primarily attributable to management's decision to shift advertising away from home gyms due to declining sales and toward our Bowflex TreadClimber product line. Due to the continued strong performance of our new TreadClimber television advertisements, the number of new unique consumer leads increased on less marketing spending in the first quarter of 2011, compared to the first quarter of 2010. Reduced advertising expense was partially offset by a $1.1 million increase in consumer credit financing costs in the first quarter of 2011, compared to the first quarter of 2010, due to an increase in sales financed by our third-party financing providers.

General and Administrative

General and administrative expenses were $4.7 million in the first quarter of 2011, a decrease of $0.5 million, or 9.1%, compared to the first quarter of 2010, primarily due to reduced depreciation, insurance and legal costs.

Research and Development

Research and development expenses were $0.8 million in the first quarter of 2011, a decrease of $0.1 million, or 6.2%, compared to the first quarter of 2010. We expect research and development expenses to increase for the full year 2011, as compared to 2010.

Other Income and Expense

Interest Expense

We incurred interest expense of $0.1 million in the first quarter of 2011 in connection with our long-term note payable to a related party. We incurred no interest expense in the first quarter of 2010.

Income Tax Expense

Income tax expense was $0.6 million in the first quarter of 2011, compared to income tax expense of $0.4 million in the first quarter of 2010. Income tax expense in the first quarter of 2011 primarily related to taxable income generated in Canada and book/tax timing differences of tradename intangible assets, neither of which can be offset by our U.S. federal income tax net operating loss carryforwards. Income tax expense in the first quarter of 2010 was attributable to taxable income generated outside of the United States.

We increased our valuation allowances in the first quarter of 2010 to reduce U.S. deferred income tax assets generated during the period to the amounts expected, more likely than not, to be realized. As a result, generally we did not recognize U.S. income tax benefits associated with our operating loss in first quarter of 2010.

Discontinued Operation

Income from our commercial business discontinued operation, net of income taxes, was $0.5 million in the first quarter of 2011, compared to a loss of $5.4 million in the first quarter of 2010, as we substantially completed the disposal of our former commercial business in 2010. Loss from discontinued operation in the first quarter of 2010 was net of a $1.2 million reduction in the amount of pre-tax disposal loss previously estimated in connection with the divestiture. While we disposed of the last remaining asset held-for-sale of our commercial business in the second quarter of 2011, some expenses may be incurred during the remainder of 2011 in connection with the settlement of contingencies arising from and directly related to our commercial business prior to its disposal.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had $16.6 million of cash and cash equivalents, compared to $14.3 million as of December 31, 2010. The principal source of this increase in cash and cash equivalents was $2.7 million of cash provided by operating activities in the three months ended March 31, 2011. Cash provided by operating activities was $0.9 million in the three months ended March 31, 2010. The increase in operating cash flows in the first quarter of 2011, compared to the first quarter of last year, primarily was due to the elimination of losses from both our discontinued commercial business and our continuing operations. The impact of such losses in the first quarter of last year was offset by a $12.7 million income tax refund, which contributed to positive operating cash flows for the period. While we expect to continue to incur certain costs in connection with our exit from the commercial business in future periods, we do not expect such costs to be material. Management believes that sufficient funds will be available to meet our expected cash needs for at least the next twelve months, based on cash currently on hand and anticipated cash flows from operations.

Cash provided by investing activities of $0.1 million in the three months ended March 31, 2011 consisted of $0.5 million in proceeds from the sale of portions of our discontinued commercial business, partially offset by $0.4 million used for purchases of equipment, primarily tooling for new cardio products. Cash provided by investing activities of $3.2 million in the three months ended March 31, 2010 included $2.7 million in proceeds from the sale of portions of our discontinued commercial business and a $0.6 million net decrease in the amount of restricted cash collateralizing our outstanding letters of credit. We do not expect cash provided by the sale of our commercial business to be material in future periods.

Financing Arrangements
We have a Loan and Security Agreement (the “Loan Agreement”) with Bank of the West, providing for a $15.0 million maximum revolving secured credit line. The amount available for borrowings in any given quarter is dependent upon the amount of qualified accounts receivable and inventory as of the end of the preceding quarter. The Loan Agreement is available for working capital, standby letters of credit and general corporate purposes through August 2012, assuming we satisfy certain terms and conditions at the time borrowings are requested. The interest rate on future borrowings, if any, under the Loan Agreement will be based on the bank's Base Rate or LIBOR and our financial condition at the time we elect to borrow. The Loan Agreement includes a fee for the unused portion of the credit facility, which will vary depending on our borrowing base availability.
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

As of March 31, 2011, we had no outstanding borrowings and $3.2 million in standby letters of credit issued under the Loan Agreement, of which $0.4 million was cash collateralized. As of March 31, 2011, we were in compliance with the financial covenants of the Loan Agreement.

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
Pursuant to the Purchase Agreement, we issued to the Purchasers $6,096,996 in aggregate principal amount at maturity of our Increasing Rate Senior Discount Notes Due December 31, 2012 (the “Notes”). The Notes have an original principal amount totaling $5,000,000 and mature on December 31, 2012. The then outstanding principal amount of the Notes accretes value at rates equal to 2.5% per annum from September 3, 2010 through February 28, 2011; 6.0% per annum from March 1, 2011 through August 31, 2011; 9.5% per annum from September 1, 2011 through February 29, 2012; 13.0% per annum from March 1, 2012 through August 31, 2012; and 14.5% per annum thereafter. If all the Notes are paid at maturity, the effective rate of interest is approximately 8.7% per annum. Prepayment of amounts due under the Notes is permitted under the Purchase Agreement, subject to certain restrictions in both the Purchase Agreement and the Loan Agreement.
The Notes are subordinated to the Loan Agreement with Bank of the West. The Purchase Agreement includes certain negative covenants, including restrictions on the incurrence of additional indebtedness, liens, liquidation of assets, capital expenditures, payment of dividends, changes in our business operations and change of control transactions. The Purchase Agreement includes customary events of default, including nonpayment, insolvency, breach of warranty or covenant, cross-default of the Loan Agreement, material adverse changes and other events. Upon the occurrence of an event of default the Purchasers may declare all outstanding obligations under the Notes to be due and payable. The accretion rate of the Notes may be increased by 2% per annum during the continuance of an event of default.

Commitments and Contingencies

For a description of our commitments and contingencies, refer to Note 11 to our condensed consolidated financial statements in Item 1.

Seasonality

We expect sales of fitness equipment products to vary seasonally. Sales are typically strongest in the first and fourth quarters and are generally weakest in the second quarter. We believe the broadcast of national network season finales and seasonal weather patterns influence television viewership and cause our television commercials on national cable television to be less effective in the second quarter than in other periods of the calendar year. In addition, during the spring and summer months, consumers tend to be more involved in outdoor activities, including exercise, which impacts sales of fitness equipment used indoors. This seasonality can have a significant effect on our operating results, inventory levels and working capital needs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not changed from those discussed in our 2010 Form 10-K.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

We are party to various legal proceedings and claims arising from normal business activities. In addition, our tax filings are subject to audit by authorities in the jurisdictions where it conducts business, which may result in assessments of additional taxes. Management believes the Company has adequately provided for obligations that would result from these legal and tax proceedings where it is probable the Company will pay some amounts and the amounts can be reasonably estimated. In some cases, however, it is too early to predict a final outcome. Management believes that the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

Item 1A.    Risk Factors

Nautilus operates in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in our 2010 Form 10-K are not the only risks and uncertainties we face. Additional risks and uncertainties that presently are not considered material or not known to us, and therefore not mentioned herein, may impair our business operations. If any of the risks described in our 2010 Form 10-K actually occur, our business, operating results and financial position could be adversely affected. There has not been a material change to the risk factors as set forth in our 2010 Form 10-K.

Item 6.    Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description
10.1	Receivables Purchase Agreement dated March 23, 2011, between the Company and Monterey Financial Services, Inc. [Confidential treatment has been requested with respect to a portion of this exhibit].

10.2*	Executive Employment Agreement dated April 21, 2011, between the Company and Michael D. Mulholland.

10.3*	Executive Separation Agreement dated April 29, 2011, between the Company and Kenneth L. Fish.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended.

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

NAUTILUS, INC.

Date: May 6, 2011	By:	/S/ Edward J. Bramson
Edward J. Bramson
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2011	By:	/S/ Kenneth L. Fish
Kenneth L. Fish
Chief Financial Officer (Principal Financial Officer)