Form 10-Q
period 2011-06-30
NAUTILUS, INC.
filed 2011-08-11
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Large accelerated filer  [ ]            Accelerated filer  [ ]        Non-accelerated filer  [ ]            Smaller reporting company  [x]
(do not check if a smaller
         reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [ ]    No  [x]
The number of shares outstanding of the registrant's common stock as of July 31, 2011 was 30,746,836 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements
NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$15,052	$14,296
Restricted cash	—	351
Trade receivables, net of allowances of $374 as of June 30, 2011 and $301 as of December 31, 2010	7,878	19,633
Inventories	12,518	10,347
Prepaids and other current assets	3,645	5,331
Income taxes receivable	1,044	456
Short-term notes receivable	704	832
Assets of discontinued operation held-for-sale	—	292
Deferred income tax assets	55	57
Total current assets	40,896	51,595
Property, plant and equipment, net	4,711	3,795
Goodwill	3,000	2,931
Other intangible assets, net	17,743	18,774
Other assets	920	1,272
	$67,270	$78,367
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$16,041	$24,535
Accrued liabilities	6,161	7,045
Warranty obligations, current portion	2,950	3,539
Deferred income tax liabilities	1,187	1,160
Total current liabilities	26,339	36,279
Long-term notes payable	5,365	5,141
Warranty obligations, non-current	408	396
Income taxes payable, non-current	3,472	3,210
Deferred income tax liabilities, non-current	1,355	1,008
Other long-term liabilities	1,358	1,534
Total liabilities	38,297	47,568
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock - no par value, 75,000 shares authorized, 30,747 and 30,744 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	5,118	5,051
Retained earnings	16,633	18,295
Accumulated other comprehensive income	7,222	7,453
Total stockholders' equity	28,973	30,799
	$67,270	$78,367

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net sales	$34,724	$30,642	$83,025	$76,286
Cost of sales	20,181	17,173	46,395	39,852
Gross margin	14,543	13,469	36,630	36,434
Operating expenses:
Selling and marketing	12,219	14,645	27,084	33,588
General and administrative	4,277	4,794	8,969	9,953
Research and development	724	788	1,477	1,591
Total operating expenses	17,220	20,227	37,530	45,132
Operating loss	(2,677)	(6,758)	(900)	(8,698)
Other income (expense):
Interest income	8	—	9	11
Interest expense	(113)	—	(232)	—
Other	53	(35)	82	(59)
Total other expense	(52)	(35)	(141)	(48)
Loss from continuing operations before income taxes	(2,729)	(6,793)	(1,041)	(8,746)
Income tax (benefit) expense	(533)	201	34	619
Loss from continuing operations	(2,196)	(6,994)	(1,075)	(9,365)
Discontinued operation:
Loss from discontinued operation before income taxes	(1,035)	(3,663)	(490)	(9,050)
Income tax expense of discontinued operation	37	48	97	81
Loss from discontinued operation	(1,072)	(3,711)	(587)	(9,131)
Net loss	$(3,268)	$(10,705)	$(1,662)	$(18,496)
Loss per share from continuing operations - basic and diluted	$(0.07)	$(0.23)	$(0.03)	$(0.30)
Loss per share from discontinued operation - basic and diluted	$(0.04)	$(0.12)	$(0.02)	$(0.30)
Net loss per share - basic and diluted	$(0.11)	$(0.35)	$(0.05)	$(0.60)
Weighted average shares outstanding - basic and diluted	30,745	30,744	30,745	30,744

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Loss from continuing operations	$(1,075)	$(9,365)
Loss from discontinued operation	(587)	(9,131)
Net loss	(1,662)	(18,496)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	2,081	3,510
Allowance for doubtful accounts	(17)	1,043
Inventory lower-of-cost-or-market adjustments	127	1,595
Stock-based compensation expense	(7)	254
Loss on asset disposals	—	181
Reduction of previously estimated asset disposal loss	(627)	(2,338)
Deferred income taxes, net of valuation allowances	470	388
Changes in operating assets and liabilities:
Trade receivables	11,586	16,090
Inventories	(2,289)	(1,204)
Prepaids and other current assets	1,937	1,166
Income taxes	(569)	12,872
Trade payables	(8,530)	(18,830)
Accrued liabilities, including warranty obligations	(961)	(4,737)
Net cash provided by (used in) operating activities	1,539	(8,506)
Cash flows from investing activities:
Proceeds from sale of discontinued operation	1,006	3,825
Proceeds from other asset sales	—	16
Purchases of software and equipment	(1,884)	(116)
Net decrease in restricted cash	351	586
Net cash provided by (used in) investing activities	(527)	4,311
Cash flows from financing activities:
Financing costs	(36)	(271)
Proceeds from exercise of stock options	4	—
Net cash used in financing activities	(32)	(271)
Net effect of currency exchange rate changes	(224)	1,664
Net increase (decrease) in cash and cash equivalents	756	(2,802)
Cash and cash equivalents, beginning of year	14,296	7,289
Cash and cash equivalents, end of period	$15,052	$4,487
Supplemental disclosure of cash flow information:
Cash refunded for income taxes, net of payments	$20	$12,708
See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) GENERAL INFORMATION

Basis of Consolidation and Presentation

The accompanying condensed consolidated financial statements present the financial position, results of operations and cash flows of Nautilus, Inc. and its subsidiaries (collectively, “Nautilus” or the “Company”), all of which are wholly owned. Intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have not been audited. Nautilus has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010 (the “ 2010 Form 10-K”).

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position as of June 30, 2011 and December 31, 2010, and results of operations and cash flows for the three and six months ended June 30, 2011 and 2010. Interim results are not necessarily indicative of results for a full year. The Company's revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding the Company's operating results pertains to its continuing operations.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05 (the "ASU"), Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. For public entities, the ASU's amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Since the ASU's requirements relate only to presentation, its adoption will not have any effect on the Company's financial position, results of operations or cash flows.

(2) DISCONTINUED OPERATION

On September 25, 2009, in light of continuing operating losses in its Commercial business and in order to focus exclusively on managing its Direct and Retail consumer businesses, the Company committed to a plan for the complete divestiture of its Commercial business, which qualified for held-for-sale accounting treatment. The Commercial business is presented as a discontinued operation in the Company's condensed consolidated statements of operations for all periods. Following is a summary of the operating results of the Company's former Commercial business for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue	$40	$1,392	$141	$11,227
Loss before income taxes	$(1,323)	$(4,783)	$(1,117)	$(11,388)
Reduction of previously-estimated disposal loss	288	1,120	627	2,338
Income tax expense	(37)	(48)	(97)	(81)
Loss from discontinued operation	$(1,072)	$(3,711)	$(587)	$(9,131)

Disposal of the Commercial business was completed in April 2011. Revenue in the three and six months ended June 30, 2011 consisted of sales of small quantities of discontinued product and spare parts inventories which were not acquired by buyers of components of the Commercial business. The Company may incur additional expenses in future periods in connection with the settlement of contingencies arising from and directly related to the Commercial business prior to its disposal. For further information regarding contingencies related to the Company's former Commercial business, see Note 12, Commitments and Contingencies.

The following table presents gain or loss recognized on completed disposal transactions for the six months ended June 30, 2011 (in thousands):

	Previously Estimated Disposal Loss as of 12/31/10	Gain (Loss) on Completed Disposals	Reduction of Previously Estimated Disposal Loss	Disposal Loss Impairment as of 6/30/11
Sales of real property	$(666)	$(658)	$8	$—
Adjustments of previously completed disposal transactions	—	619	619	—
	$(666)	$(39)	$627	$—

The following table presents losses recognized on completed disposal transactions for the six months ended June 30, 2010 (in thousands):

	Previously Estimated Disposal Loss as of 12/31/09	Gain (Loss) on Completed Disposals	Reduction of Previously Estimated Disposal Loss	Disposal Loss Impairment as of 6/30/10
Sale of Commercial equipment manufacturing operation	$(6,212)	$(4,990)	$1,222	$—
Other completed disposals	(771)	(369)	402	—
Adjustments of previously completed disposal transactions	—	382	382	—
Remaining assets held-for-sale as of June 30, 2010	(3,283)	—	332	(2,951)
	$(10,266)	$(4,977)	$2,338	$(2,951)

The following table summarizes liabilities for exit costs related to the Commercial business discontinued operation, included in "Accrued liabilities" and "Other long-term liabilities" in the Company's condensed consolidated balance sheets (in thousands):

	Severance and Benefits	Facilities and Other Leases	Total Liabilities
Balance as of December 31, 2010	$476	$2,160	$2,636
Accruals	45	—	45
Payments	(476)	(279)	(755)
Balance as of June 30, 2011	$45	$1,881	$1,926

(3) INVENTORIES

Inventories, net of valuation allowances, as of June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	As of
	June 30, 2011	December 31, 2010
Finished goods	$11,051	$8,533
Parts and components	1,467	1,814
	$12,518	$10,347

Valuation allowances were $1.2 million and $1.1 million as of June 30, 2011 and December 31, 2010, respectively, and related primarily to excess parts inventories.

(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	Estimated Useful Life (in years)	As of
		June 30, 2011	December 31, 2010
Leasehold improvements	5 to 20	$2,602	$2,588
Computer equipment and software	2 to 5	38,131	38,033
Machinery and equipment	3 to 5	6,715	6,703
Furniture and fixtures	5	880	955
Construction in process (software and production tooling)	n/a	1,887	101
		50,215	48,380
Accumulated depreciation		(45,504)	(44,585)
		$4,711	$3,795

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets as of June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	Estimated Useful Life (in years)	As of
		June 30, 2011	December 31, 2010
Goodwill	n/a	$3,000	$2,931
Other intangible assets:
Indefinite-lived trademarks	n/a	$9,052	$9,052
Patents	1 to 16	18,154	18,154
		27,206	27,206
Accumulated amortization - patents		(9,463)	(8,432)
		$17,743	$18,774

Nautilus reviews goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each year, or more frequently when events or changes in circumstances indicate the assets may be impaired. The change in goodwill since December 31, 2010 is due to currency exchange rate fluctuations between the U.S. and Canadian dollars.

(6) PRODUCT WARRANTIES

The Company's products carry limited, defined warranties for defects in materials or workmanship which, according to their terms, generally obligate Nautilus to pay the costs of supplying and shipping replacement parts to customers and, in certain instances, for labor and other costs to service products. Outstanding product warranty periods range from sixty days to the lifetime of certain product components in certain limited situations. Changes in the Company's product warranty liability in the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$3,671	$6,988	$3,935	$8,379
Accruals	320	156	1,019	701
Adjustments	(251)	—	(360)	(720)
Payments	(382)	(886)	(1,236)	(2,102)
Balance at end of period	$3,358	$6,258	$3,358	$6,258

Warranty liability accruals in each period related only to the Company's continuing operations. The majority of payments in each period related to the Company's former Commercial business, a discontinued operation. Adjustments for the six months ended June 30, 2010 primarily related to the assignment of certain Commercial warranty obligations to the buyer of certain components of the Company's former Commercial business.

(7) BORROWINGS

The Company has a Loan and Security Agreement (the “Loan Agreement”) with Bank of the West, which provides a revolving secured credit line of up to $15.0 million. The amount available for borrowings is dependent upon the total amount of eligible accounts receivable and inventory as of the end of the preceding month. The Loan Agreement is available for working capital, standby letters of credit and general corporate purposes through August 31, 2012, assuming the Company satisfies certain terms and conditions at the time borrowings are requested. The interest rate on future borrowings, if any, under the Loan Agreement will be based on the bank's Base Rate or LIBOR and the Company's financial condition at the time it elects to borrow. The Loan Agreement includes a fee for the unused portion of the credit facility, which will vary depending on the Company's borrowing base availability.

The Loan Agreement is collateralized by substantially all of the Company's assets and contains customary covenants, including minimum current ratio, minimum liquidity, minimum EBITDA (defined as "earnings before interest, taxes, depreciation and amortization") and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lender would have the option of accelerating all obligations under the Loan Agreement. Standby letters of credit under the Loan Agreement are treated as a reduction of the Company's available borrowing base.

As of June 30, 2011, the Company had no outstanding borrowings and $3.2 million in standby letters of credit issued under the Loan Agreement. As of June 30, 2011, the Company was in compliance with the financial covenants of the Loan Agreement.

On July 20, 2011, the Company and Bank of the West entered into a Third Amendment (the “Amendment”) of the Loan Agreement. The effect of the Amendment is generally to ease the restrictiveness of certain provisions by increasing the borrowing availability, raising the limitation on capital expenditures and reducing interest rates applicable to any outstanding amounts. The Amendment, dated effective as of June 30, 2011, increases the amount of eligible accounts receivable for calculating the borrowing base. Specifically, the Amendment (i) permits up to 40% of total accounts receivable included in the borrowing base to consist of receivables of a specific customer, an increase from the prior limitation of 25%; and (ii) permits accounts receivable of certain customers granted extended payment terms to be included in the borrowing base, subject to certain conditions and limitations. In addition, the Company and Bank of the West agreed to increase the limitation on the Company's capital expenditures permitted in any one calendar year from $1,500,000 to $3,000,000, and to reduce the interest rate margins applied to amounts outstanding under the Loan Agreement.
On September 3, 2010, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with certain entities (collectively, the “Sherborne Purchasers”) under common control of Sherborne Investors GP, LLC and its affiliates (collectively “Sherborne”). Sherborne was formerly the Company's largest shareholder and is controlled by Edward J. Bramson, the Company's former Chairman and Chief Executive Officer, and Craig L. McKibben, a former member of the Company's Board of Directors.
Pursuant to the Purchase Agreement, the Company issued to the Sherborne Purchasers $6,096,996 in aggregate principal amount at maturity of its Increasing Rate Senior Discount Notes due December 31, 2012 (the “Notes”). The Notes have an original principal amount totaling $5,000,000 and mature on December 31, 2012. The then-outstanding principal amount of the Notes accretes value at rates equal to 2.5% per annum from September 3, 2010 through February 28, 2011; 6.0% per annum from March 1, 2011 through August 31, 2011; 9.5% per annum from September 1, 2011 through February 29, 2012; 13.0% per annum from March 1, 2012 through August 31, 2012; and 14.5% per annum thereafter. If all the Notes are paid at maturity, the effective rate of interest over the term of the Purchase Agreement would be approximately 8.7% per annum, which is the rate at which interest expense is accrued. Prepayment of amounts due under the Notes is permitted under the Purchase Agreement, subject to certain restrictions in both the Purchase Agreement and the Loan Agreement.
The Notes are subordinated to the Loan Agreement. The Purchase Agreement includes certain negative covenants, including restrictions on the incurrence of additional indebtedness, liens, liquidation of assets, capital expenditures, payment of dividends, changes in the Company's business operations and change of control transactions. The Purchase Agreement includes customary events of default, including nonpayment, insolvency, breach of warranty or covenant, cross-default of the Loan Agreement, material adverse changes and other events. Upon the occurrence of an event of default all outstanding obligations under the Notes may be declared due and payable. The accretion rate of the Notes may be increased by 2% per annum during the continuance of an event of default.

(8) STOCK-BASED COMPENSATION

Stock Options

On April 21, 2011, the Company granted to an executive a non-qualified stock option covering 21,000 shares with an exercise price equal to the fair market value of the Company's stock on the date of the grant. The award expires seven years after the date of the grant and vests equally over four years, with 25% vesting each year on the anniversary date of the grant.

On May 19, 2011, the Company granted to certain members of its board of directors non-qualified stock options covering 40,000 shares with an exercise price equal to the fair market value of the Company's stock on the date of the grant. The awards expire seven years after the date of the grant and vest equally over four years, with 25% vesting each year on the anniversary date of the grant.

On May 30, 2011, the Company granted to an executive a non-qualified stock option covering 50,000 shares with an exercise price equal to the fair market value of the Company's stock on the date of the grant. The award expires seven years after the date of the grant and vests over three years, with 34% vesting after the first year, 33% vesting after the second year and the remaining 33% vesting after the third year.

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected Life (years)	Expected Volatility	Expected Dividend Yield	Risk Free Interest Rate	Weighted Average Grant Date Fair Value per Share
4.75	91.8%	—	1.5%	$1.92

Restricted Stock Units

On April 21, 2011, the Company granted to an executive an award of 59,000 restricted stock units with an average grant date fair value of $2.97 per share. The restricted stock units vest equally over a period of four years, with 14,750 units vesting each year on the anniversary date of the grant.

On May 30, 2011, the Company granted to an executive an award of 316,206 restricted stock units with an average grant date fair value of $2.53 per share. The restricted stock units vest over four years, with 93,874 units vesting after one year and 6,176 units vesting each month thereafter for 36 consecutive months.

(9) LOSS PER SHARE

Basic loss per share was computed using the weighted average number of common shares outstanding. For the computation of diluted loss per share, the number of basic weighted average shares outstanding was increased by dilutive potential common shares related to stock-based compensation, as determined by the treasury stock method. The weighted average number of shares outstanding used to compute loss per share were as follows:

	Three months ended June 30,		Six months ended June 30,
(Number of shares in thousands)	2011	2010	2011	2010
Basic weighted average shares outstanding	30,745	30,744	30,745	30,744
Dilutive potential common shares (1)	—	—	—	—
Diluted weighted average shares outstanding	30,745	30,744	30,745	30,744

(1) Dilutive potential shares omitted due to net loss	20	30	20	22

The weighted average number of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted loss per share, primarily because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future. Performance stock units were not anti-dilutive for the three and six months ended June 30, 2010.

	Three months ended June 30,		Six months ended June 30,
(Number of shares in thousands)	2011	2010	2011	2010
Stock options	1,034	1,256	1,025	1,255
Performance stock units	146	—	97	—
Restricted stock units	46	—	23	—

(10) COMPREHENSIVE LOSS

Following is a summary of the components of comprehensive loss, net of income taxes, for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss	$(3,268)	$(10,705)	$(1,662)	$(18,496)
Foreign currency translation gain (loss) adjustments	220	201	(231)	639
Comprehensive loss	$(3,048)	$(10,504)	$(1,893)	$(17,857)

(11) SEGMENT INFORMATION

The Company has two reportable segments - Direct and Retail. Contribution is the measure of profit or loss used by the Company's chief operating decision maker and is defined as net sales less product costs and directly attributable expenses. Directly attributable expenses include selling and marketing expenses, general and administrative expenses and research and development expenses directly related to segment operations. Following is summary information by reportable segment for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net sales:
Direct	$22,455	$18,443	$52,709	$46,946
Retail	11,417	11,820	28,380	27,751
Unallocated royalty income	852	379	1,936	1,589
Consolidated net sales	$34,724	$30,642	$83,025	$76,286
Contribution:
Direct	$(1,022)	$(4,978)	$1,178	$(6,514)
Retail	872	1,333	3,101	3,593
Unallocated royalty income	852	379	1,936	1,589
Consolidated contribution	$702	$(3,266)	$6,215	$(1,332)
Reconciliation of consolidated contribution to loss from continuing operations:
Consolidated contribution	$702	$(3,266)	$6,215	$(1,332)
Less expenses not directly related to segments:
General and administrative	(3,379)	(3,461)	(7,115)	(7,302)
Research and development	—	(31)		(64)
Other	(52)	(35)	(141)	(48)
Income tax benefit (expense)	533	(201)	(34)	(619)
Loss from continuing operations	$(2,196)	$(6,994)	$(1,075)	$(9,365)

(12) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements

As of June 30, 2011, the Company had approximately $3.2 million in standby letters of credit with certain vendors with expiration dates through March 2012.

The Company has long lead times for inventory purchases and, therefore, must secure factory capacity from its vendors in advance. As of June 30, 2011, the Company had approximately $11.2 million in non-cancelable market-based purchase obligations, all of which were for inventory purchases expected to be received in 2011.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. The Company holds insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to the Company's financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of June 30, 2011.

Guarantees, Commitments and Contingencies of Discontinued Operation

Prior to its divestiture, the Company's discontinued Commercial business would, from time-to-time, involve a third-party with lease and financing arrangements to assist customers in purchasing products. While these arrangements generally were without recourse to Nautilus, in certain cases the Company offered a guarantee or other recourse provisions. The maximum contingent liability under all such recourse provisions was approximately $1.2 million as of June 30, 2011.

The Company currently is negotiating settlements with respect to certain remaining outstanding contractual commitments of its former Commercial business. While the ultimate outcome of such negotiations cannot be accurately predicted, it is reasonably possible that the Company may incur additional charges of up to $0.2 million, which if incurred, would negatively affect results of the discontinued operation in future periods.

The Company retained certain warranty obligations in connection with its former Commercial business and remains contingently liable for certain product warranty obligations which were assumed by buyers of its Commercial business product lines to the extent a buyer fails to fulfill its assumed obligations. Uncertainties exist with respect to these warranty obligations , as units previously sold to customers approach end-of-life and settlements are reached with certain customers in connection with the Company's exit from its Commercial business. As of June 30, 2011, the Company's warranty liability included $2.0 million for estimated future warranty costs of its former Commercial business.

Legal Matters

The Company is party to various legal proceedings arising from normal course business activities. In addition, the Company's tax filings are subject to audit by authorities in the jurisdictions where it conducts business, which may result in assessments of additional taxes. Management believes it has adequately provided for obligations that would result from these legal and tax proceedings. Management believes that the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). All references to the second quarters of 2011 and 2010 mean the three-month periods ended June 30, 2011 and 2010, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

Our results of operations may vary significantly from period-to-period. Our revenues typically fluctuate due to the seasonality of our industry, customer buying patterns, product innovation, the nature and level of competition for health and fitness products, our ability to procure products to meet customer demand, the level of spending on, and effectiveness of, our media and advertising programs and our ability to attract new customers and maintain existing sales relationships. In addition, our revenues are highly susceptible to economic factors, including, among other things, the overall condition of the economy and the availability of consumer credit in both the United States and Canada. Our profit margins may vary in response to the aforementioned factors and our ability to manage product costs. Profit margins may also be affected by fluctuations in the costs or availability of materials used to manufacture our products, product warranty costs, higher or lower fuel prices, and changes in costs of other distribution or manufacturing-related services. Our operating profits or losses may also be affected by the efficiency and effectiveness of our organization. Historically, our operating expenses have been influenced by media costs to produce and air television advertisements of our products, facility costs and operating costs of our information and communications systems. In addition, our operating expenses have been affected by asset impairment charges, restructuring charges and other significant unusual or infrequent expenses.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. The forward-looking statements in this Form 10-Q include, without limitation, anticipated declines in sales of strength products, anticipated sales increases of cardio-oriented products and the expectation that increased sales of the TreadClimber® product line will offset anticipated declines in sales of legacy strength products; potential improvement in consumer credit financing approval rates; the continuance of promotional programs and the impact of such programs on profit margins; our new product development strategies; and our plans for achieving future profitability. Forward-looking statements also include any statements related to our expectations regarding future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, expenses and gross margins, profits or losses, losses from discontinued operation, settlements of warranty obligations, new product introductions, financing and working capital requirements and resources. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part I, Item 1A, “Risk Factors,” in our 2010 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

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

OVERVIEW

Nautilus is committed to providing innovative, quality solutions to help people achieve a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing and marketing high-quality cardiovascular and strength fitness products and related accessories for consumer home use, primarily in the United States and Canada. Our products are sold under some of the most recognized brand names in the fitness industry, including Nautilus®, Bowflex®, Schwinn®, Schwinn Fitness™ and Universal®.

We market our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments. Our Direct business offers products to consumers through television advertising, the Internet and catalogs. Our Retail business offers our products through a network of third-party retailers with stores and websites located in the United States and internationally.

Although the second quarter remains the seasonally softest quarter for our operations, our business continues to be affected by challenging economic and market conditions. Such conditions include an uncertain economic environment, disruptions in the residential housing market, reduced availability of consumer credit for our customers, high unemployment and reduced consumer confidence, all of which have contributed to reductions in consumer spending, particularly on discretionary products such as our home fitness equipment.

Net sales for the second quarter ended June 30, 2011 were $34.7 million, an increase of $4.1 million, or 13.3%, as compared to net sales of $30.6 million for the second quarter of 2010. This increase was driven by continued strong demand for our TreadClimber specialized cardio machines, reflecting the effectiveness of our media advertising, as well as higher consumer credit approval rates. Based on sales trends observed during the last three quarters, we expect that increased sales of cardio products should more than offset anticipated declines in strength product sales for the full year 2011.

Loss from continuing operations was $2.2 million for the second quarter ended June 30, 2011, an improvement of 68.6%, or $4.8 million, over loss from continuing operations of 7.0 million for the second quarter of 2010. Diluted loss per share from continuing operations for the second quarter of 2011 was $(0.07), compared to $(0.23) for the same quarter a year ago. The significant reduction in loss from continuing operations was primarily due to a 14.9% reduction in operating expenses achieved through more effective advertising expenditures, as well as higher sales and the associated gross margin. Selling and marketing expenses for the second quarter of 2011, as a percent of net sales, declined to 35.2% from 47.8% for the comparable 2010 period.
Net loss for the second quarter ended June 30, 2011 was $3.3 million, an improvement of $7.4 million, or 69.5%, over net loss of $10.7 million for the second quarter of 2010. Basic and diluted net loss per share for the second quarter of 2011 was $(0.11), as compared to basic and diluted net loss per share of $(0.35) for the same quarter a year ago.

During the second quarter of 2011, we continued to allocate a significantly greater portion of our television and online advertising budget toward our TreadClimber product line, compared to 2010, and we expect to continue to direct the majority of such expenditures to this product line during the remainder of this year. In addition, we began implementing a lower cost Internet-based advertising strategy for our home gyms in 2011, which is designed to capitalize on the extensive product awareness that currently exists among consumers for our Bowflex rod-based home gyms.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

The following table compares selected financial information in our condensed consolidated statements of operations for the three months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Change
	2011	2010	$	%
Net sales	$34,724	$30,642	$4,082	13.3%
Cost of sales	20,181	17,173	3,008	17.5%
Gross margin	14,543	13,469	1,074	8.0%
Operating expenses:
Selling and marketing	12,219	14,645	(2,426)	(16.6)%
General and administrative	4,277	4,794	(517)	(10.8)%
Research and development	724	788	(64)	(8.1)%
Total operating expenses	17,220	20,227	(3,007)	(14.9)%
Operating loss	(2,677)	(6,758)	4,081	60.4%
Other income (expense):
Interest income	8	—	8	—
Interest expense	(113)	—	(113)	—
Other	53	(35)	88	n.m.
Total other expense	(52)	(35)	(17)	(48.6)%
Loss before income taxes	(2,729)	(6,793)	4,064	59.8%
Income tax (benefit) expense	(533)	201	(734)	n.m.
Loss from continuing operations	(2,196)	(6,994)	4,798	68.6%
Loss from discontinued operation, net of tax	(1,072)	(3,711)	2,639	71.1%
Net loss	$(3,268)	$(10,705)	$7,437	69.5%

The following table compares the net sales and gross margins of our business segments for the three months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Change
	2011	2010	$	%
Net sales:
Direct	$22,455	$18,443	$4,012	21.8%
Retail	11,417	11,820	(403)	(3.4)%
Royalty income	852	379	473	124.8%
	$34,724	$30,642	$4,082	13.3%
Gross margin:
Direct	$11,219	$9,972	$1,247	12.5%
Retail	2,473	3,116	(643)	(20.6)%
Royalty income	851	381	470	123.4%
	$14,543	$13,469	$1,074	8.0%
Gross margin percent:
Direct	50.0%	54.1%	(410)	basis points
Retail	21.7%	26.4%	(470)	basis points

The following table compares the net sales of our major product lines within each business segment for the three months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Change
	2011	2010	$	%
Direct net sales:
Cardio products(1)	$14,678	$9,240	$5,438	58.9%
Strength products(2)	7,777	9,203	(1,426)	(15.5)%
	22,455	18,443	4,012	21.8%
Retail net sales:
Cardio products(1)	6,261	7,483	(1,222)	(16.3)%
Strength products(2)	5,156	4,337	819	18.9%
	11,417	11,820	(403)	(3.4)%
Royalty income	852	379	473	124.8%
	$34,724	$30,642	$4,082	13.3%

(1) Cardio products include: TreadClimbers, treadmills, exercise bikes and ellipticals.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights, weight benches and accessories.

Direct

Net sales for our Direct business were $22.5 million for the second quarter of 2011, an increase of $4.0 million, or 21.8%, compared to Direct net sales of $18.4 million for the second quarter of 2010. The comparative increase in net sales of our Direct business for the second quarter of 2011 reflected a $5.4 million, or 58.9%, increase in sales of cardio products, driven by continued strong demand for our TreadClimber products. Our achievement of higher Direct net sales highlights the effectiveness of recent changes in our media advertising strategy, as well as higher consumer credit approval rates. The increase in sales of cardio products was partially offset by a $1.4 million, or 15.5%, comparative decline in sales of strength products, primarily rod-based home gyms, a mature product category. Based on recent sales trends, we expect that increased sales of TreadClimber products will continue to more than offset anticipated declines in home gym sales through our Direct channel for the full year 2011.

In September 2010, we completed our transition to a new consumer credit program with a new primary third-party financing provider, GE Money Bank ("GE"). Prior to this transition, we had experienced continued declines in consumer credit approval rates by our previous third-party provider of consumer financing. In addition, we added one secondary third-party consumer credit financing provider during 2010 and another in early 2011, both of which offer credit to certain qualified consumers whose credit applications have been declined by GE. As a result, combined consumer credit approvals by our primary and secondary third-party financing providers increased from 13% in the second quarter of 2010 (all by our former primary provider) to 24% in the second quarter of 2011 (17% by our new primary provider and 7% by our new secondary providers). Management expects combined consumer credit approval rates during the remainder of 2011 to remain at approximately the same level as the second quarter of 2011, or to improve modestly, as we continue to optimize our consumer financing programs in a challenging environment.

Gross margin for our Direct business was 50.0% of net sales for the second quarter of 2011, a decrease of 410 basis points compared to the second quarter of 2010. The comparative decrease in Direct gross margin percent was attributable primarily to a fundamental shift in product mix from home gyms to cardio products, higher product costs and higher freight costs, reflecting higher fuel prices.

Retail

Net sales for our Retail business totaled $11.4 million for the second quarter of 2011, a decrease of $0.4 million, or 3.4%, compared to Retail net sales of $11.8 million for the second quarter of 2010. The decrease in Retail net sales was attributable primarily to comparatively lower sales of elliptical products in the cardio category. Retail channel sales of strength products for the second quarter of 2011 increased by $0.8 million, or 18.9%, compared to the second quarter of 2010, primarily due to a large shipment of home gyms to one customer.

Gross margin for our Retail business was 21.7% of net sales for the second quarter of 2011, a decrease of 470 basis points compared to the second quarter of 2010, primarily due to comparatively higher product costs and a change in product mix.

Operating Expenses

Operating expenses totaled $17.2 million for the second quarter of 2011, an improvement of $3.0 million, or 14.9%, compared to operating expenses of $20.2 million for the second quarter of 2010. These lower operating expenses reflect our ability to maintain fixed costs across higher sales volumes, as well as more cost effective advertising expenditures.

Selling and Marketing

Selling and marketing expenses were $12.2 million for the second quarter of 2011, a decrease of $2.4 million, or 16.6%, compared to the second quarter of 2010. Advertising expense for our Direct business was $6.3 million for the second quarter of 2011, a decline of $3.3 million, or 34.9%, compared to the second quarter of 2010. The comparative decrease in Direct advertising expense from a year ago was primarily attributable to the effectiveness of our media advertising. Lower comparable Direct advertising expenses were offset in part by higher consumer credit financing costs as a result of higher credit approval rates and additional secondary financing providers available in 2011 as compared to 2010.

General and Administrative

General and administrative expenses were $4.3 million for the second quarter of 2011, a decrease of $0.5 million, or 10.8%, compared to the second quarter of 2010, primarily due to lower depreciation, personnel and legal costs.

Research and Development

Research and development expenses were $0.7 million for the second quarter of 2011, a decrease of $0.1 million, or 8.1%, compared to the second quarter of 2010. We expect research and development expenses to increase for the full year 2011, as compared to 2010, due to an increase in new product development activities.

Other Income and Expense

Interest Expense

Interest expense of $0.1 million for the second quarter of 2011 was incurred in connection with our long-term subordinated notes. We incurred no interest expense in the second quarter of 2010.

Income Tax Expense

Income tax benefit was $0.5 million for the second quarter of 2011, compared to income tax expense of $0.2 million for the second quarter of 2010. Income tax benefit for the second quarter of 2011 primarily related to the Company's pre-tax loss in the second quarter of 2011. We expect our effective income tax rate for the full year 2011 to be approximately 18% of pre-tax income. Income tax expense for the second quarter of 2010 was attributable to taxable income generated outside of the United States.

Discontinued Operation

Our Commercial business discontinued operation resulted in a loss of $1.1 million for the second quarter of 2011, compared to a loss of $3.7 million for the second quarter of 2010, as we completed the disposal of our former Commercial business in April 2011. We may incur additional expenses in future periods in connection with the settlement of contingencies arising from and directly related to the Commercial business prior to its disposal. Loss from discontinued operation for the second quarter of 2011 and 2010 was net of a reduction in the amount of pre-tax disposal loss previously estimated in connection with the divestiture of $0.3 million and $1.1 million, respectively.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

The following table compares selected financial information in our condensed consolidated statements of operations for the six months ended June 30, 2011 and 2010 (in thousands):

	Six months ended June 30,		Change
	2011	2010	$	%
Net sales	$83,025	$76,286	$6,739	8.8%
Cost of sales	46,395	39,852	6,543	16.4%
Gross margin	36,630	36,434	196	0.5%
Operating expenses:
Selling and marketing	27,084	33,588	(6,504)	(19.4)%
General and administrative	8,969	9,953	(984)	(9.9)%
Research and development	1,477	1,591	(114)	(7.2)%
Total operating expenses	37,530	45,132	(7,602)	(16.8)%
Operating loss	(900)	(8,698)	7,798	89.7%
Other income (expense):
Interest income	9	11	(2)	(18.2)%
Interest expense	(232)	—	(232)	—
Other	82	(59)	141	n.m.
Total other expense	(141)	(48)	(93)	(193.8)%
Loss before income taxes	(1,041)	(8,746)	7,705	88.1%
Income tax expense	34	619	(585)	(94.5)%
Loss from continuing operations	(1,075)	(9,365)	8,290	88.5%
Loss from discontinued operation, net of tax	(587)	(9,131)	8,544	93.6%
Net loss	$(1,662)	$(18,496)	$16,834	91.0%

The following table compares the net sales and gross margins of our business segments for the six months ended June 30, 2011 and 2010 (in thousands):

	Six months ended June 30,		Change
	2011	2010	$	%
Net sales:
Direct	$52,709	$46,946	$5,763	12.3%
Retail	28,380	27,751	629	2.3%
Royalty income	1,936	1,589	347	21.8%
	$83,025	$76,286	$6,739	8.8%
Gross margin:
Direct	$28,253	$27,513	$740	2.7%
Retail	6,441	7,330	(889)	(12.1)%
Royalty income	1,936	1,591	345	21.7%
	$36,630	$36,434	$196	0.5%
Gross margin percent:
Direct	53.6%	58.6%	(500)	basis points
Retail	22.7%	26.4%	(370)	basis points

The following table compares the net sales of our major product lines within each business segment for the six months ended June 30, 2011 and 2010 (in thousands):

	Six months ended June 30,		Change
	2011	2010	$	%
Direct net sales:
Cardio products(1)	$35,263	$25,445	$9,818	38.6%
Strength products(2)	17,446	21,501	(4,055)	(18.9)%
	52,709	46,946	5,763	12.3%
Retail net sales:
Cardio products(1)	16,748	18,075	(1,327)	(7.3)%
Strength products(2)	11,632	9,676	1,956	20.2%
	28,380	27,751	629	2.3%
Royalty income	1,936	1,589	347	21.8%
	$83,025	$76,286	$6,739	8.8%

(1) Cardio products include: TreadClimbers, treadmills, exercise bikes and ellipticals.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights, weight benches and accessories.

Direct

Net sales for our Direct business totaled $52.7 million for the six months ended June 30, 2011, an increase of $5.8 million, or 12.3%, compared to Direct net sales of $46.9 million for the six months ended June 30, 2010. The comparative increase in net sales in our Direct business for the first six months of 2011 over 2010 reflected a $9.8 million, or 38.6%, increase in sales of cardio products, particularly the TreadClimber product category. Our achievement of higher Direct net sales highlights the effectiveness of recent changes in our media advertising strategy, as well as higher consumer credit approval rates. The increase in sales of cardio products was partially offset by a $4.1 million, or 18.9%, comparative decline in sales of strength products, primarily rod-based home gyms, a mature product category. Based on recent sales trends, we expect that increased sales of TreadClimber products will continue to more than offset anticipated declines in home gym sales through our Direct channel for the full year 2011.

In September 2010, we completed our transition to a new consumer credit program with a new primary third-party financing provider, GE Money Bank ("GE"). Prior to this transition, we had experienced continued declines in consumer credit approval rates by our previous third-party provider of consumer financing. In addition, we added one secondary third-party consumer credit financing provider during the third quarter of 2010 and another in early 2011, both of which offer credit to certain qualified consumers whose credit applications have been declined by GE. As a result, combined consumer credit approvals by our primary and secondary third-party financing providers increased from 13% in the first six months of 2010 (all by our former primary provider) to 23% in the first six months of 2011 (17% by our new primary provider and 6% by our new secondary providers). In view of continuing soft economic conditions, we expect only a modest improvement in our consumer credit approval rates for the balance of 2011.

Gross margin for our Direct business was 53.6% of net sales for the six months ended June 30, 2011, a decrease of 500 basis points compared to the six months ended June 30, 2010. The comparative decrease in Direct gross margin percent was attributable primarily to a fundamental shift in product mix from home gyms to cardio products, higher product costs and increased freight expense, reflecting higher fuel prices.

Retail Business

Net sales for our Retail business totaled $28.4 million for the six months ended June 30, 2011, an increase of $0.6 million, or 2.3%, compared to Retail net sales of $27.8 million for the six months ended June 30, 2010. The increase in Retail net sales was attributable primarily to higher demand for both cardio and strength products from Internet-based Retail customers, which was partially offset by a decrease in sales to brick-and-mortar Retail customers. Retail channel sales of strength products in the first six months of 2011 increased by $2.0 million, or 20.2%, compared to the first six months of 2010, primarily due to a large shipment of home gyms to one customer.

Gross margin for our Retail business was 22.7% of net sales for the six months ended June 30, 2011, a decrease of 370 basis points compared to the six months ended June 30, 2010, primarily due to comparatively higher product costs.

Operating Expenses

Operating expenses totaled $37.5 million for the six months ended June 30, 2011, an improvement of $7.6 million, or 16.8%, compared to operating expenses of $45.1 million for the six months ended June 30, 2010. These lower operating expenses reflect our ability to maintain fixed costs across higher sales volumes, as well as more cost effective advertising expenditures.

Selling and Marketing

Selling and marketing expenses were $27.1 million for the six months ended June 30, 2011, a decrease of $6.5 million, or 19.4%, compared to the six months ended June 30, 2010. Advertising expense for our Direct business was $14.1 million for the first six months of 2011, a decrease of $8.5 million, or 37.7%, compared to the first six months of 2010. The comparative decrease in Direct advertising expense was primarily attributable to management's decision in early 2011 to shift advertising away from the mature home gym category and to emphasize our TreadClimber product line. Lower comparable Direct advertising expenses were offset in part by higher consumer credit financing costs as a result of higher credit approval rates and additional secondary financing providers available in 2011 as compared to 2010.

General and Administrative

General and administrative expenses were $9.0 million for the six months ended June 30, 2011, a decrease of $1.0 million, or 9.9%, compared to the six months ended June 30, 2010, primarily due to reduced depreciation, personnel and legal costs.

Research and Development

Research and development expenses were $1.5 million for the six months ended June 30, 2011, a decrease of $0.1 million, or 7.2%, compared to the six months ended June 30, 2010. We expect research and development expenses to increase for the full year 2011, as compared to 2010, due to an increase in new product development activities.

Other Income and Expense

Interest Expense

Interest expense was $0.2 million for the six months ended June 30, 2011 in connection with our long-term subordinated notes. We incurred no interest expense in the six months ended June 30, 2010.

Income Tax Expense

Income tax expense was less than $0.1 million for the six months ended June 30, 2011, compared to income tax expense of $0.6 million for the six months ended June 30, 2010. Income tax expense for the first six months of 2011 was primarily related to liabilities for uncertain tax positions recognized during the period. We expect our effective income tax rate for the full year 2011 to be approximately 18% of pre-tax income. Income tax expense for the first six months of 2010 was attributable to taxable income generated outside of the United States.

Discontinued Operation

Our Commercial business discontinued operation resulted in a loss of $0.6 million for the six months ended June 30, 2011, compared to a loss of $9.1 million for the six months ended June 30, 2010, as we completed the disposal of our former Commercial business in early 2011. We may incur additional expenses in future periods in connection with the settlement of contingencies arising from and directly related to the Commercial business prior to its disposal. Loss from discontinued operation in the first six months of 2011 and 2010 was net of a reduction in the amount of pre-tax disposal loss previously estimated in connection with the divestiture of $0.6 million and $2.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had $15.1 million of cash and cash equivalents, compared to $14.3 million as of December 31, 2010. The principal source of this increase in cash and cash equivalents was $1.5 million of cash provided by operating activities for the six months ended June 30, 2011. Cash used in operating activities was $8.5 million for the six months ended June 30, 2010. The increase in operating cash flows for the first six months of 2011, compared to the first six months of 2010, primarily was due to the reduction of losses from both our discontinued Commercial business and our continuing operations. The cash flow effect of such losses in the first six months of last year was partially offset by income tax refunds of $12.7 million. Management believes that sufficient funds will be available to meet our expected cash needs for at least the next twelve months, based on cash currently on hand and anticipated cash flows from operations.

Inventories increased to $12.5 million as of June 30, 2011, compared to $10.3 million at the end of 2010, reflecting an improved in-stock condition to meet our future sales expectations. Trade receivables were $7.9 million as of June 30, 2011, compared to $19.6 million at the end of 2010, reflecting seasonally lower activity with our Retail business customers. Trade payables decreased to $16.0 million as of June 30, 2011, compared to $24.5 million at the end of 2010, due to a lower overall level of business activity.

Cash provided by investing activities of $0.5 million for the six months ended June 30, 2011 consisted of $1.0 million in proceeds from the sale of portions of our discontinued Commercial business, partially offset by $1.9 million used for purchases of computer software and tooling for new cardio products. Cash provided by investing activities of $4.3 million for the six months ended June 30, 2010 included $3.8 million in proceeds from the sale of portions of our discontinued Commercial business and a $0.6 million net decrease in the amount of restricted cash collateralizing our outstanding letters of credit. We do not expect cash provided by the sale of our Commercial business to be material in future periods.

Financing Arrangements
We have a Loan and Security Agreement (the “Loan Agreement”) with Bank of the West, which provides a revolving secured credit line of up to $15.0 million. The amount available for borrowings is dependent upon the total amount of eligible accounts receivable and inventory as of the end of the preceding month. The Loan Agreement is available for working capital, standby letters of credit and general corporate purposes through August 31, 2012, assuming we satisfy certain terms and conditions at the time borrowings are requested. The interest rate on future borrowings, if any, under the Loan Agreement will be based on the bank's Base Rate or LIBOR and our financial condition at the time we elect to borrow. The Loan Agreement includes a fee for the unused portion of the credit facility, which will vary depending on our borrowing base availability.
The Loan Agreement is collateralized by substantially all of our assets and contains customary covenants, including minimum current ratio, minimum liquidity, minimum EBITDA (defined as "earnings before interest, taxes, depreciation and amortization") and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lender would have the option of accelerating all obligations under the Loan Agreement. Standby letters of credit under the Loan Agreement are treated as a reduction of our available borrowing base.

As of June 30, 2011, we had no outstanding borrowings and $3.2 million in standby letters of credit issued under the Loan Agreement. As of June 30, 2011, we were in compliance with the financial covenants of the Loan Agreement.

On July 20, 2011, subsequent to quarter-end, we entered into a Third Amendment (the “Amendment”) of the Loan Agreement. The effect of the Amendment was generally to ease the restrictiveness of certain provisions by increasing our borrowing availability, raising the limitation on our capital expenditures and reducing interest rates applicable to any outstanding amounts. The Amendment, dated effective June 30, 2011, increases the amount of eligible accounts receivable for calculating the borrowing base. Specifically, the Amendment (i) permits up to 40% of total accounts receivable included in the borrowing base to consist of receivables of a specific customer, an increase from the prior limitation of 25%; and (ii) permits accounts receivable of certain customers granted extended payment terms to be included in the borrowing base, subject to certain conditions and limitations. In addition, Bank of the West agreed to increase the limitation on our capital expenditures permitted in any one calendar year from $1,500,000 to $3,000,000, and to reduce the interest rate margins applied to amounts outstanding under the Loan Agreement.

On September 3, 2010, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with certain entities (collectively, the “Sherborne Purchasers”) under common control of Sherborne Investors GP, LLC and its affiliates (collectively “Sherborne”). Sherborne was formerly our largest shareholder and is controlled by Edward J. Bramson, our former Chairman and Chief Executive Officer, and Craig L. McKibben, a former member of our Board of Directors.
Pursuant to the Purchase Agreement, we issued to the Sherborne Purchasers $6,096,996 in aggregate principal amount at maturity of our Increasing Rate Senior Discount Notes due December 31, 2012 (the “Notes”). The Notes have an original principal amount totaling $5,000,000 and mature on December 31, 2012. The then-outstanding principal amount of the Notes accretes value at rates equal to 2.5% per annum from September 3, 2010 through February 28, 2011; 6.0% per annum from March 1, 2011 through August 31, 2011; 9.5% per annum from September 1, 2011 through February 29, 2012; 13.0% per annum from March 1, 2012 through August 31, 2012; and 14.5% per annum thereafter. If all the Notes are paid at maturity, the effective rate of interest over the term of the Purchase Agreement would be approximately 8.7% per annum. Prepayment of amounts due under the Notes is permitted under the Purchase Agreement, subject to certain restrictions in both the Purchase Agreement and the Loan Agreement.
The Notes are subordinated to the Loan Agreement. The Purchase Agreement includes certain negative covenants, including restrictions on the incurrence of additional indebtedness, liens, liquidation of assets, capital expenditures, payment of dividends, changes in our business operations and change of control transactions. The Purchase Agreement includes customary events of default, including nonpayment, insolvency, breach of warranty or covenant, cross-default of the Loan Agreement, material adverse changes and other events. Upon the occurrence of an event of default all outstanding obligations under the Notes may be declared due and payable. The accretion rate of the Notes may be increased by 2% per annum during the continuance of an event of default.

On July 19, 2011, subsequent to quarter-end, beneficial interest in the Notes was assigned by the Sherborne Purchasers pro-rata to their respective investors in the manner permitted by the Purchase Agreement. Such assignment was made in connection with the resignation, on May 26, 2011, of Messrs. Bramson and McKibben from their respective positions with Nautilus, and the subsequent pro-rata distribution by certain Sherborne-affiliated entities to their respective investors of the common stock of the Company owned by such entities.

Commitments and Contingencies

For a description of our commitments and contingencies, refer to Note 12 to our condensed consolidated financial statements in Item 1 of this Form 10-Q.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a- 15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

We are party to various legal proceedings and claims arising from normal business activities. In addition, our tax filings are subject to audit by authorities in the jurisdictions where we conduct business, which may result in assessments of additional taxes. Management believes the Company has adequately provided for obligations that would result from these legal and tax proceedings where it is probable the Company will pay some amounts and the amounts can be reasonably estimated. In some cases, however, it is too early to predict a final outcome. Management believes that the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

Item 1A.    Risk Factors

Nautilus operates in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in our 2010 Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described in our 2010 Form 10-K actually occur, our business, operating results and financial position could be adversely affected. There has not been a material change to the risk factors as set forth in our 2010 Form 10-K.

Item 6.    Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description
10.1*	Executive Employment Agreement dated as of May 30, 2011, between the Company and Bruce M. Cazenave.

10.2*	Form of Restricted Stock Unit Agreement

10.3*	Form of Restricted Stock Unit Agreement

10.4*	Form of Non-Employee Director Nonstatutory Stock Option Agreement

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from Nautilus, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Information is furnished and not filed, and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*    Indicates management contract, compensatory agreement or arrangement, in which the Company's directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUTILUS, INC.

Date: August 10, 2011	By:	/S/ Michael D. Mulholland
Michael D. Mulholland
Chief Financial Officer (Principal Financial Officer and for the Registrant)