Form 10-Q
period 2011-09-30
NAUTILUS, INC.
filed 2011-11-10
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
         reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [ ]    No  [x]
The number of shares outstanding of the registrant's common stock as of October 31, 2011 was 30,746,836 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements
NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$11,518	$14,296
Restricted cash	—	351
Trade receivables, net of allowances of $307 as of September 30, 2011 and $301 as of December 31, 2010	11,520	19,633
Inventories	13,492	10,347
Prepaids and other current assets	4,059	5,331
Income taxes receivable	1,547	456
Short-term notes receivable	671	832
Assets of discontinued operation held-for-sale	—	292
Deferred income tax assets	52	57
Total current assets	42,859	51,595
Property, plant and equipment, net	4,290	3,795
Goodwill	2,837	2,931
Other intangible assets, net	17,229	18,774
Other assets	715	1,272
	$67,930	$78,367
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$17,799	$24,535
Accrued liabilities	6,620	7,045
Warranty obligations, current portion	1,764	3,539
Deferred income tax liabilities	1,142	1,160
Total current liabilities	27,325	36,279
Long-term notes payable	5,480	5,141
Warranty obligations, non-current	408	396
Income taxes payable, non-current	3,293	3,210
Deferred income tax liabilities, non-current	1,354	1,008
Other long-term liabilities	1,427	1,534
Total liabilities	39,287	47,568
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock - no par value, 75,000 shares authorized, 30,747 and 30,744 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	5,276	5,051
Retained earnings	16,542	18,295
Accumulated other comprehensive income	6,825	7,453
Total stockholders' equity	28,643	30,799
	$67,930	$78,367

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales	$37,402	$38,474	$120,427	$114,760
Cost of sales	21,605	21,856	68,000	61,708
Gross margin	15,797	16,618	52,427	53,052
Operating expenses:
Selling and marketing	11,517	14,347	38,601	47,935
General and administrative	4,134	4,797	13,103	14,750
Research and development	859	699	2,336	2,290
Total operating expenses	16,510	19,843	54,040	64,975
Operating loss	(713)	(3,225)	(1,613)	(11,923)
Other income (expense):
Interest income	5	4	14	15
Interest expense	(116)	(9)	(348)	(9)
Other	(65)	343	17	284
Total other income (expense)	(176)	338	(317)	290
Loss from continuing operations before income taxes	(889)	(2,887)	(1,930)	(11,633)
Income tax (benefit) expense	(1,170)	(489)	(1,136)	130
Income (loss) from continuing operations	281	(2,398)	(794)	(11,763)
Discontinued operation:
Loss from discontinued operation before income taxes	(19)	(1,728)	(509)	(10,778)
Income tax expense of discontinued operation	354	180	451	261
Loss from discontinued operation	(373)	(1,908)	(960)	(11,039)
Net loss	$(92)	$(4,306)	$(1,754)	$(22,802)
Income (loss) per share from continuing operations: Basic and diluted	$0.01	$(0.08)	$(0.03)	$(0.38)
Loss per share from discontinued operation: Basic and diluted	$(0.01)	$(0.06)	$(0.03)	$(0.36)
Net loss per share: Basic and diluted	$(0.00)	$(0.14)	$(0.06)	$(0.74)
Weighted average shares outstanding: Basic and diluted	30,747	30,744	30,746	30,744

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Loss from continuing operations	$(794)	$(11,763)
Loss from discontinued operation	(960)	(11,039)
Net loss	(1,754)	(22,802)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	3,036	5,171
Allowance for doubtful accounts	(84)	1,278
Inventory lower-of-cost-or-market adjustments	85	2,177
Stock-based compensation expense	151	490
Loss on asset disposals	57	144
Reduction of previously estimated asset disposal loss	(933)	(3,156)
Deferred income taxes, net of valuation allowances	452	372
Changes in operating assets and liabilities:
Trade receivables	7,969	13,528
Inventories	(3,057)	3,694
Prepaids and other current assets	1,325	1,059
Income taxes	(1,034)	12,490
Trade payables	(6,731)	(18,499)
Accrued liabilities, including warranty obligations	(1,033)	(5,301)
Net cash used in operating activities	(1,551)	(9,355)
Cash flows from investing activities:
Proceeds from sale of discontinued operation	1,042	6,930
Proceeds from other asset sales	—	16
Purchases of software and equipment	(2,098)	(189)
Net decrease in restricted cash	351	4,439
Net cash (used in) provided by investing activities	(705)	11,196
Cash flows from financing activities:
Proceeds from long-term borrowings	—	5,000
Financing costs	(36)	(353)
Proceeds from exercise of stock options	4	—
Net cash (used in) provided by financing activities	(32)	4,647
Net effect of currency exchange rate changes	(490)	708
Net (decrease) increase in cash and cash equivalents	(2,778)	7,196
Cash and cash equivalents, beginning of year	14,296	7,289
Cash and cash equivalents, end of period	$11,518	$14,485
Supplemental disclosure of cash flow information:
Cash refunded for income taxes, net of payments	$164	$12,607
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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position as of September 30, 2011 and December 31, 2010, and results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010. Interim results are not necessarily indicative of results for a full year. The Company's revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding the Company's operating results pertains to its continuing operations.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which entities present comprehensive income in their financial statements. For public entities, ASU 2011-05 amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Since the requirements of ASU 2011-05 relate only to presentation, its adoption will not have any effect on the Company's financial position, results of operations or cash flows.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"), which gives companies the option of performing a qualitative assessment that may allow them to avoid performing the first step of the two-step goodwill impairment test required under Accounting Standards Topic 350, Intangibles—Goodwill and Other. The guidance is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently assessing the impact of ASU 2011-08 on its financial statements.

(2) DISCONTINUED OPERATION

On September 25, 2009, in light of continuing operating losses in its Commercial business and in order to focus exclusively on managing its Direct and Retail consumer businesses, the Company committed to a plan for the complete divestiture of its Commercial business, which qualified for held-for-sale accounting treatment. The Commercial business is presented as a discontinued operation in the Company's condensed consolidated statements of operations for all periods. Following is a summary of the operating results of the Company's former Commercial business for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	$—	$427	$84	$11,654
Loss before income taxes	$(313)	$(2,546)	$(1,430)	$(13,934)
Reduction of previously-estimated disposal loss	294	818	921	3,156
Income tax expense	(354)	(180)	(451)	(261)
Loss from discontinued operation	$(373)	$(1,908)	$(960)	$(11,039)

Disposal of Commercial business assets was completed in April 2011. Revenue for the nine months ended September 30, 2011 consisted of sales of small quantities of discontinued product and spare parts inventories that were not acquired by buyers of components of the Commercial business. The Company may incur additional expenses in future periods in connection with the settlement of contingencies arising from and directly related to the Commercial business prior to its disposal. For further information regarding contingencies related to the Company's former Commercial business, see Note 11, Commitments and Contingencies.

The following table presents adjustments of previously completed disposal transactions for the three months ended September 30, 2011 (in thousands):

	Previously Estimated Disposal Loss as of 6/30/11	Gain (Loss) on Completed Disposals	Reduction of Previously Estimated Disposal Loss	Disposal Loss Impairment as of 9/30/11
Adjustments of previously completed disposal transactions	$—	$—	$294	$—
	$—	$—	$294	$—

The following table presents gain or loss recognized on completed disposal transactions for the nine months ended September 30, 2011 (in thousands):

	Previously Estimated Disposal Loss as of 12/31/10	Gain (Loss) on Completed Disposals	Reduction of Previously Estimated Disposal Loss	Disposal Loss Impairment as of 9/30/11
Sales of real property	$(666)	$(658)	$8	$—
Adjustments of previously completed disposal transactions	—	913	913	—
	$(666)	$255	$921	$—

The following table presents gain or loss recognized on completed disposal transactions for the three months ended September 30, 2010 (in thousands):

	Previously Estimated Disposal Loss as of 6/30/10	Gain (Loss) on Completed Disposals	Reduction of Previously Estimated Disposal Loss	Disposal Loss Impairment as of 9/30/10
Sale of real property	$(1,284)	$(706)	$578
Other completed disposals	(184)	(472)	(288)	—
Adjustments of previously completed disposal transactions	—	499	499	—
Remaining assets held-for-sale as of September 30, 2010	(1,485)	—	29	(1,456)
	$(2,953)	$(679)	$818	$(1,456)

The following table presents gain or loss recognized on completed disposal transactions for the nine months ended September 30, 2010 (in thousands):

	Previously Estimated Disposal Loss as of 12/31/09	Gain (Loss) on Completed Disposals	Reduction of Previously Estimated Disposal Loss	Disposal Loss Impairment as of 9/30/10
Sale of Commercial equipment manufacturing operation	$(6,212)	$(4,816)	$1,396	$—
Sale of real property	(1,268)	(706)	562
Other completed disposals	(564)	(496)	68	—
Adjustments of previously completed disposal transactions	—	364	364	—
Remaining assets held-for-sale as of September 30, 2010	(2,222)	—	766	(1,456)
	$(10,266)	$(5,654)	$3,156	$(1,456)

The following table summarizes liabilities for exit costs related to the Commercial business discontinued operation, included in "Accrued liabilities" and "Other long-term liabilities" in the Company's condensed consolidated balance sheets (in thousands):

	Severance and Benefits	Facilities Leases	Total Liabilities
Balance as of December 31, 2010	$476	$2,160	$2,636
Accruals	112	265	377
Payments	(476)	(387)	(863)
Balance as of September 30, 2011	$112	$2,038	$2,150

(3) INVENTORIES

Inventories, net of valuation allowances, as of September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	As of
	September 30, 2011	December 31, 2010
Finished goods	$12,052	$8,533
Parts and components	1,440	1,814
	$13,492	$10,347

Valuation allowances were $1.0 million and $1.1 million as of September 30, 2011 and December 31, 2010, respectively, and related primarily to excess parts inventories.

(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	Estimated Useful Life (in years)	As of
		September 30, 2011	December 31, 2010
Leasehold improvements	5 to 20	$2,568	$2,588
Computer equipment and software	2 to 5	38,046	38,033
Machinery and equipment	3 to 5	6,687	6,703
Furniture and fixtures	5	695	955
Work in progress [1]	n/a	2,043	101
		50,039	48,380
Accumulated depreciation		(45,749)	(44,585)
		$4,290	$3,795

1 Work in progress includes internal use software development and production tooling construction in progress.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets as of September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	Estimated Useful Life (in years)	As of
		September 30, 2011	December 31, 2010
Goodwill	n/a	$2,837	$2,931
Other intangible assets:
Indefinite-lived trademarks	n/a	$9,052	$9,052
Patents	1 to 16	18,154	18,154
		27,206	27,206
Accumulated amortization - patents		(9,977)	(8,432)
		$17,229	$18,774

Nautilus reviews goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each year, or more frequently when events or changes in circumstances indicate the assets may be impaired. The change in goodwill since December 31, 2010 is due to currency exchange rate fluctuations between the U.S. and Canadian dollars.

(6) PRODUCT WARRANTIES

The Company's products carry limited, defined warranties for defects in materials or workmanship which, according to their terms, generally obligate Nautilus to pay the costs of supplying and shipping replacement parts to customers and, in certain instances, for labor and other costs to service products. Outstanding product warranty periods range from sixty days to the lifetime of certain product components in certain limited situations. Changes in the Company's product warranty liability in the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$3,358	$6,258	$3,935	$8,379
Accruals	606	361	1,625	1,062
Adjustments	(370)	(525)	(730)	(1,245)
Payments	(1,422)	(1,199)	(2,658)	(3,301)
Balance at end of period	$2,172	$4,895	$2,172	$4,895

Warranty liability accruals in each period related only to the Company's continuing operations. The majority of payments in each period related to the Company's former Commercial business, a discontinued operation. Adjustments in each period primarily related to the assignment of certain Commercial warranty obligations to the buyer of certain components of the Company's former Commercial business and settlements of outstanding Commercial warranty liabilities with certain customers.

(7) BORROWINGS

The Company has a Loan and Security Agreement (the “Loan Agreement”) with Bank of the West, which provides a revolving secured credit line of up to $15.0 million. The amount available for borrowings varies based upon the total amount of eligible accounts receivable and inventory as of the end of the preceding month. The Loan Agreement is available for working capital, standby letters of credit and general corporate purposes through August 31, 2012, assuming the Company satisfies certain terms and conditions at the time borrowings are requested. The interest rate on future borrowings, if any, under the Loan Agreement will be based on the bank's Base Rate plus 150 to 225 basis points or LIBOR plus 225 to 325 basis points and the Company's financial condition at the time it elects to borrow. The Loan Agreement includes a fee for the unused portion of the credit facility, which will vary depending on the Company's borrowing base availability.

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

As of September 30, 2011, the Company had no outstanding borrowings and $3.2 million in standby letters of credit issued under the Loan Agreement. As of September 30, 2011, the Company was in compliance with the financial covenants of the Loan Agreement.
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
Pursuant to the Purchase Agreement, the Company issued to the Sherborne Purchasers $6,096,996 in aggregate principal amount at maturity of its Increasing Rate Senior Discount Notes due December 31, 2012 (the “Notes”). The Notes have an original principal amount totaling $5,000,000. The outstanding principal amount of the Notes accretes value at rates equal to 2.5% per annum from September 3, 2010 through February 28, 2011; 6.0% per annum from March 1, 2011 through August 31, 2011; 9.5% per annum from September 1, 2011 through February 29, 2012; 13.0% per annum from March 1, 2012 through August 31, 2012; and 14.5% per annum thereafter. If all the Notes are paid at maturity, the effective rate of interest over the term of the Purchase Agreement would be approximately 8.7% per annum, which is the rate at which interest expense is accrued by the Company. Prepayment of amounts due under the Notes is permitted under the Purchase Agreement, subject to certain restrictions in both the Purchase Agreement and the Loan Agreement.

On July 19, 2011, beneficial interest in the Notes was assigned by the Sherborne Purchasers pro-rata to their respective investors in the manner permitted by the Purchase Agreement. Such assignment was made in connection with the resignation, of Messrs. Bramson and McKibben from their respective positions with Nautilus on May 26, 2011, and the subsequent pro-rata distribution by certain Sherborne-affiliated entities to their respective investors of the common stock of the Company owned by such entities.
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

(8) INCOME (LOSS) PER SHARE

Basic income (loss) per share was computed using the weighted average number of common shares outstanding. For the computation of diluted income (loss) per share, the number of basic weighted average shares outstanding was increased by dilutive potential common shares related to stock-based compensation, as determined by the treasury stock method. The weighted average numbers of shares outstanding used to compute net loss per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
(Number of shares in thousands)	2011	2010	2011	2010
Basic weighted average shares outstanding	30,747	30,744	30,746	30,744
Dilutive potential common shares (1)	—	—	—	—
Diluted weighted average shares outstanding	30,747	30,744	30,746	30,744

(1) Dilutive potential shares omitted due to net loss	5	2	25	21

Dilutive potential common shares were included in the computation of diluted income per share from continuing operations for the three months ended September 30, 2011.

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted loss per share, primarily because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future.

	Three months ended September 30,		Nine months ended September 30,
(Number of shares in thousands)	2011	2010	2011	2010
Stock options	1,179	1,240	1,124	1,238
Performance stock units	128	146	93	—
Restricted stock units	355	—	170	—

(9) COMPREHENSIVE LOSS

Following is a summary of the components of comprehensive loss, net of income taxes, for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(92)	$(4,306)	$(1,754)	$(22,802)
Foreign currency translation gain (loss) adjustments	(397)	(620)	(628)	19
Comprehensive loss	$(489)	$(4,926)	$(2,382)	$(22,783)

(10) SEGMENT INFORMATION

The Company has two reportable segments - Direct and Retail. Contribution is the measure of profit or loss used by the Company's chief operating decision maker and is defined as net sales less product costs and directly attributable expenses. Directly attributable expenses include selling and marketing expenses, general and administrative expenses, and research and development expenses that are directly related to segment operations. Following is summary information by reportable segment for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales:
Direct	$22,645	$21,504	$75,354	$68,450
Retail	13,710	16,118	42,090	43,869
Unallocated royalty income	1,047	852	2,983	2,441
Consolidated net sales	$37,402	$38,474	$120,427	$114,760
Contribution:
Direct	$161	$(2,686)	$1,339	$(9,200)
Retail	1,319	2,001	4,420	5,594
Unallocated royalty income	1,047	854	2,983	2,443
Consolidated contribution	$2,527	$169	$8,742	$(1,163)
Reconciliation of consolidated contribution to income (loss) from continuing operations:
Consolidated contribution	$2,527	$169	$8,742	$(1,163)
Less expenses not directly related to segments:
General and administrative	(3,206)	(3,394)	(10,321)	(10,696)
Research and development	(34)	—	(34)	(64)
Other (expense) income	(176)	338	(317)	290
Income tax benefit (expense)	1,170	489	1,136	(130)
Income (loss) from continuing operations	$281	$(2,398)	$(794)	$(11,763)

(11) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements

As of September 30, 2011, the Company had approximately $3.2 million in standby letters of credit with certain vendors with expiration dates through September 2012.

The Company has long lead times for inventory purchases and, therefore, must secure factory capacity from its vendors in advance. As of September 30, 2011, the Company had approximately $15.1 million in non-cancelable market-based purchase obligations, all of which were for inventory purchases expected to be received in 2011 and early 2012.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. The Company holds insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to the Company's financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of September 30, 2011.

Guarantees, Commitments and Contingencies of Discontinued Operation

Prior to its divestiture, the Company's discontinued Commercial business would, from time-to-time, involve a third-party with lease and financing arrangements to assist customers in purchasing products. While these arrangements generally were without recourse to Nautilus, in certain cases the Company offered a guarantee or other recourse provisions. The maximum contingent liability under all such recourse provisions was approximately $1.0 million as of September 30, 2011.

The Company retained certain warranty obligations in connection with its former Commercial business and remains contingently liable for certain product warranty obligations which were assumed by buyers of its Commercial business product lines to the extent a buyer fails to fulfill its assumed obligations. Uncertainties exist with respect to these warranty obligations, as units previously sold to customers approach end-of-life and settlements are reached with certain customers in connection with the Company's exit from its Commercial business. As of September 30, 2011, the Company's warranty liability included $0.8 million for estimated future warranty costs of its former Commercial business.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). All references to the third quarters of 2011 and 2010 mean the three-month periods ended September 30, 2011 and 2010, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

Our results of operations may vary significantly from period-to-period. Our revenues typically fluctuate due to the seasonality of our industry, customer buying patterns, product innovation, the nature and level of competition for health and fitness products, our ability to procure products to meet customer demand, the level of spending on, and effectiveness of, our media and advertising programs and our ability to attract new customers and maintain existing sales relationships. In addition, our revenues are highly susceptible to economic factors, including, among other things, the overall condition of the economy and the availability of consumer credit in both the United States and Canada. Our profit margins may vary in response to the aforementioned factors and our ability to manage product costs. Profit margins may also be affected by fluctuations in the costs or availability of materials used to manufacture our products, product warranty costs, higher or lower fuel prices, and changes in costs of other distribution or manufacturing-related services. Our operating profits or losses may also be affected by the efficiency and effectiveness of our organization. Historically, our operating expenses have been influenced by media costs to produce and air television advertisements of our products, facility costs, operating costs of our information and communications systems, product supply chain management, customer support and new product development activities. In addition, our operating expenses have been affected from time-to-time by asset impairment charges, restructuring charges and other significant unusual or infrequent expenses.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. The forward-looking statements in this Form 10-Q include, without limitation, anticipated declines in sales of strength products, anticipated sales increases of cardio-oriented products and the expectation that increased sales of the TreadClimber® product line will offset anticipated declines in sales of legacy strength products; potential improvement in consumer credit financing approval rates; the continuance of promotional programs and the impact of such programs on profit margins; our new product development strategies; and our plans for achieving future profitability. Forward-looking statements also include any statements related to our expectations regarding future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, expenses and gross margins, profits or losses, losses from discontinued operation, settlements of warranty obligations, new product introductions, financing and working capital requirements and resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part I, Item 1A, “Risk Factors,” in our 2010 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

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

Net sales for the third quarter ended September 30, 2011 were $37.4 million, a decrease of $1.1 million, or 2.8%, as compared to net sales of $38.5 million for the third quarter of 2010. The decrease in net sales primarily reflected a decline of $2.4 million, or 14.9%, in our Retail segment compared to the third quarter of 2010. Lower Retail sales were primarily attributable to a 2010 third quarter sales promotion that was not repeated in the third quarter this year, a shift in the timing of certain customer orders and generally soft demand from national retailers. Net sales in our Direct segment for the third quarter of 2011 rose $1.1 million, or 5.3% compared to the 2010 third quarter, largely due to continued strong demand for our TreadClimbers. This increase was offset in part by comparably lower sales for home gyms and other strength products. Growth in TreadClimber sales continues to be driven by consumer acceptance, more effective media advertising and improving consumer credit approval rates. Based on sales trends observed during the last three quarters, we expect that increased sales of cardio products should more than offset anticipated declines in strength product sales for the full year 2011.

Income from continuing operations was $0.3 million for the third quarter ended September 30, 2011, compared to a loss from continuing operations of $2.4 million for the third quarter of 2010. Diluted income per share from continuing operations for the third quarter of 2011 was $0.01, compared to a diluted loss per share of $(0.08) for the same quarter of 2010. The significant improvement in results of continuing operations for the third quarter of 2011 was primarily attributable to a 16.8% reduction in operating expenses achieved through more cost efficient media advertising expenditures. Selling and marketing expenses for the third quarter of 2011, as a percent of net sales, declined to 30.8% from 37.3% for the comparable 2010 period.
Net loss for the third quarter ended September 30, 2011 was $0.1 million, an improvement of $4.2 million, or 97.9%, over net loss of $4.3 million for the third quarter of 2010. Basic and diluted net loss per share for the third quarter of 2011 was breakeven $(0.00), as compared to basic and diluted net loss per share of $(0.14) for the same quarter of 2010.

During the third quarter of 2011, we continued to allocate a larger portion of our media expenditures toward our TreadClimber product line, compared to 2010, and we expect to direct the majority of such expenditures to this product category and a new product introduction during the remainder of this year. In addition, we began implementing a lower cost Internet-based advertising strategy for our home gyms in 2011, which is designed to capitalize on the extensive product awareness that currently exists among consumers for our Bowflex rod-based home gyms.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

The following table compares selected financial information in our condensed consolidated statements of operations for the three months ended September 30, 2011 and 2010 (unaudited and in thousands):

	Three months ended September 30,		Change
	2011	2010	$	%
Net sales	$37,402	$38,474	$(1,072)	(2.8)%
Cost of sales	21,605	21,856	(251)	(1.1)%
Gross margin	15,797	16,618	(821)	(4.9)%
Operating expenses:
Selling and marketing	11,517	14,347	(2,830)	(19.7)%
General and administrative	4,134	4,797	(663)	(13.8)%
Research and development	859	699	160	22.9%
Total operating expenses	16,510	19,843	(3,333)	(16.8)%
Operating loss	(713)	(3,225)	2,512	77.9%
Other income (expense):
Interest income	5	4	1	25.0%
Interest expense	(116)	(9)	(107)	n.m.
Other	(65)	343	(408)	n.m.
Total other income (expense)	(176)	338	(514)	n.m.
Loss before income taxes	(889)	(2,887)	1,998	69.2%
Income tax benefit	(1,170)	(489)	(681)	(139.3)%
Income (loss) from continuing operations	281	(2,398)	2,679	n.m.
Loss from discontinued operation, net of tax	(373)	(1,908)	1,535	80.5%
Net loss	$(92)	$(4,306)	$4,214	97.9%

The following table compares the net sales and gross margins of our business segments for the three months ended September 30, 2011 and 2010 (unaudited and in thousands):

	Three months ended September 30,		Change
	2011	2010	$	%
Net sales:
Direct	$22,645	$21,504	$1,141	5.3%
Retail	13,710	16,118	(2,408)	(14.9)%
Royalty income	1,047	852	195	22.9%
	$37,402	$38,474	$(1,072)	(2.8)%
Gross margin:
Direct	$11,784	$11,839	$(55)	(0.5)%
Retail	2,966	3,926	(960)	(24.4)%
Royalty income	1,047	853	194	22.7%
	$15,797	$16,618	$(821)	(4.9)%
Gross margin percent:
Direct	52.0%	55.1%	(310)	basis points
Retail	21.6%	24.4%	(280)	basis points

The following table compares the net sales of our major product lines within each business segment for the three months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Change
	2011	2010	$	%
Direct net sales:
Cardio products(1)	$16,754	$11,434	$5,320	46.5%
Strength products(2)	5,891	10,070	(4,179)	(41.5)%
	22,645	21,504	1,141	5.3%
Retail net sales:
Cardio products(1)	9,041	11,236	(2,195)	(19.5)%
Strength products(2)	4,669	4,882	(213)	(4.4)%
	13,710	16,118	(2,408)	(14.9)%
Royalty income	1,047	852	195	22.9%
	$37,402	$38,474	$(1,072)	(2.8)%

(1) Cardio products include: TreadClimbers, treadmills, exercise bikes and ellipticals.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights, weight benches and accessories.

Direct

Net sales for our Direct business totaled $22.6 million for the third quarter of 2011, an increase of $1.1 million, or 5.3%, compared to Direct net sales of $21.5 million for the third quarter of 2010. The comparative increase in net sales of our Direct business for the third quarter of 2011 reflected a $5.3 million, or 46.5%, increase in sales of cardio products, driven by continued strong demand for our TreadClimber products. We believe higher comparable Direct net sales underscores broadening product appeal, the effectiveness of our media advertising strategy, as well as improved consumer credit approval rates, discussed below. The increase in sales of cardio products was partially offset by a $4.2 million, or 41.5%, decline in sales of strength products, primarily due to comparatively lower sales of rod-based home gyms and a product pricing strategy used during the third quarter of 2010 that was not repeated in 2011. The decline in sales of rod-based home gyms was attributable in part to the cessation of television advertising for these products, as television ad spending on this mature product category was generating unsatisfactory returns. We have marketed rod-based home gyms through more cost efficient online media since early 2011. Based on recent sales trends, we expect that increased sales of TreadClimber products will continue to more than offset anticipated declines in home gym sales through our Direct channel for the full year 2011.

In September 2010, we completed our transition to a new consumer credit program with a new primary third-party financing provider, GE Capital Retail Bank, formerly GE Money Bank ("GE"). Prior to this transition, we had experienced continued declines in consumer credit approval rates by our previous third-party provider of consumer financing. In addition, we added one secondary third-party consumer credit financing provider during 2010 and another in early 2011, both of which offer credit to certain qualified consumers whose credit applications have been declined by GE. As a result, combined consumer credit approvals by our primary and secondary third-party U.S. financing providers increased from 21% in the third quarter of 2010 to 27% in the third quarter of 2011. Management expects combined consumer credit approval rates during the remainder of 2011 to remain at approximately the same level as the third quarter of 2011.

Gross margin for our Direct business was 52.0% of net sales for the third quarter of 2011, a decrease of 310 basis points compared to the third quarter of 2010. The comparative decrease in Direct gross margin percent was attributable primarily to higher freight and warranty expenses, offset in part by improved product margins.

Retail

Net sales for our Retail business totaled $13.7 million for the third quarter of 2011, a decrease of $2.4 million, or 14.9%, compared to Retail net sales of $16.1 million for the third quarter of 2010. The decrease in Retail net sales was attributable primarily to a third quarter 2010 sales promotion that was not repeated in the third quarter this year, as well as a shift in the timing of certain customer orders from the third quarter to the fourth quarter of 2011 and overall soft demand among retailers.

Gross margin for our Retail business was 21.6% of net sales for the third quarter of 2011, a decrease of 280 basis points compared to the third quarter of 2010, primarily due to higher supply chain costs combined with the effect of lower sales volume, partially offset by improved product margins.

Operating Expenses

Operating expenses totaled $16.5 million for the third quarter of 2011, an improvement of $3.3 million, or 16.8%, compared to operating expenses of $19.8 million for the third quarter of 2010. The improvement is principally due to more cost effective media advertising expenditures, combined with a lower general and administrative cost structure, offset in part by higher research and development expenses as we invest in new product development resources and capabilities.

Selling and Marketing

Selling and marketing expenses were $11.5 million for the third quarter of 2011, a decrease of $2.8 million, or 19.7%, compared to the third quarter of 2010. Advertising expense for our Direct business was $5.9 million for the third quarter of 2011, a decline of $2.5 million, or 29.9%, compared to the third quarter of 2010. The comparative decrease in Direct advertising expense from the prior year period was attributable primarily to the effectiveness of our media advertising, which enabled more efficient spending. Lower comparable Direct advertising expenses were offset in part by higher consumer credit financing costs, as a result of higher credit approval rates and the availability of additional secondary financing providers during the 2011 period as compared to the comparable period in 2010.

General and Administrative

General and administrative expenses were $4.1 million for the third quarter of 2011, a decrease of $0.7 million, or 13.8%, compared to the third quarter of 2010, primarily due to lower depreciation, personnel and legal expenses.

Research and Development

Research and development expenses were $0.9 million for the third quarter of 2011, an increase of $0.2 million, or 22.9%, compared to the third quarter of 2010. We expect research and development expenses to increase for the full year 2011, as compared to 2010, as we invest in new product development resources and capabilities.

Other Income and Expense

Interest Expense

Interest expense of $0.1 million for the third quarter of 2011 was incurred in connection with our long-term subordinated notes. We incurred only a nominal amount of interest expense in the third quarter of 2010.

Other Income (Expense)

Other expense was $0.1 million for the third quarter of 2011, compared to other income of $0.3 million the third quarter of 2010, primarily due to foreign currency exchange rate fluctuations.

Income Tax Benefit

Income tax benefit was $1.2 million for the third quarter of 2011, compared to income tax benefit of $0.5 million for the third quarter of 2010. Our income tax benefit for the third quarter of 2011 was primarily related to the Company's pre-tax loss in the third quarter of 2011. The income tax benefit for the third quarter of 2010 was attributable to an income tax refund claim filed in the period.

Discontinued Operation

Our Commercial business discontinued operation resulted in a loss of $0.4 million for the third quarter of 2011, compared to a loss of $1.9 million for the third quarter of 2010, as we completed the disposal of our former Commercial business in April 2011. We may incur additional expenses in future periods in connection with the settlement of contingencies arising from and directly related to the Commercial business prior to its disposal. Loss from discontinued operation for the third quarter of 2011 and 2010 was net of a reduction in the amount of pre-tax disposal loss previously estimated in connection with the divestiture of $0.3 million and $0.8 million, respectively.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

The following table compares selected financial information in our condensed consolidated statements of operations for the nine months ended September 30, 2011 and 2010 (unaudited and in thousands):

	Nine months ended September 30,		Change
	2011	2010	$	%
Net sales	$120,427	$114,760	$5,667	4.9%
Cost of sales	68,000	61,708	6,292	10.2%
Gross margin	52,427	53,052	(625)	(1.2)%
Operating expenses:
Selling and marketing	38,601	47,935	(9,334)	(19.5)%
General and administrative	13,103	14,750	(1,647)	(11.2)%
Research and development	2,336	2,290	46	2.0%
Total operating expenses	54,040	64,975	(10,935)	(16.8)%
Operating loss	(1,613)	(11,923)	10,310	86.5%
Other income (expense):
Interest income	14	15	(1)	(6.7)%
Interest expense	(348)	(9)	(339)	n.m.
Other	17	284	(267)	(94.0)%
Total other income (expense)	(317)	290	(607)	n.m.
Loss before income taxes	(1,930)	(11,633)	9,703	83.4%
Income tax (benefit) expense	(1,136)	130	(1,266)	n.m.
Loss from continuing operations	(794)	(11,763)	10,969	93.3%
Loss from discontinued operation, net of tax	(960)	(11,039)	10,079	91.3%
Net loss	$(1,754)	$(22,802)	$21,048	92.3%

The following table compares the net sales and gross margins of our business segments for the nine months ended September 30, 2011 and 2010 (unaudited and in thousands):

	Nine months ended September 30,		Change
	2011	2010	$	%
Net sales:
Direct	$75,354	$68,450	$6,904	10.1%
Retail	42,090	43,869	(1,779)	(4.1)%
Royalty income	2,983	2,441	542	22.2%
	$120,427	$114,760	$5,667	4.9%
Gross margin:
Direct	$40,037	$39,352	$685	1.7%
Retail	9,407	11,256	(1,849)	(16.4)%
Royalty income	2,983	2,444	539	22.1%
	$52,427	$53,052	$(625)	(1.2)%
Gross margin percent:
Direct	53.1%	57.5%	(440)	basis points
Retail	22.4%	25.7%	(330)	basis points

The following table compares the net sales of our major product lines within each business segment for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine months ended September 30,		Change
	2011	2010	$	%
Direct net sales:
Cardio products(1)	$52,017	$36,879	$15,138	41.0%
Strength products(2)	23,337	31,571	(8,234)	(26.1)%
	75,354	68,450	6,904	10.1%
Retail net sales:
Cardio products(1)	25,790	29,310	(3,520)	(12)%
Strength products(2)	16,300	14,558	1,742	12.0%
	42,090	43,868	(1,778)	(4.1)%
Royalty income	2,983	2,441	542	22.2%
	$120,427	$114,759	$5,668	4.9%

(1) Cardio products include: TreadClimbers, treadmills, exercise bikes and ellipticals.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights, weight benches and accessories.

Direct

Net sales for our Direct business totaled $75.4 million for the nine months ended September 30, 2011, an increase of $6.9 million, or 10.1%, compared to $68.5 million for the nine months ended September 30, 2010. The comparative increase in net sales in our Direct business for the first nine months of 2011 over 2010 reflected a $15.1 million, or 41.0%, increase in sales of cardio products, particularly the TreadClimber product category. We believe higher Direct net sales demonstrates broadening product appeal and the effectiveness of our media advertising strategy, as well as improved consumer credit approval rates. The increase in sales of cardio products was partially offset by an $8.2 million, or 26.1%, comparative decline in sales of strength products, primarily due to lower sales of rod-based home gyms in the 2011 period. The decline in sales of rod-based home gyms is attributable in part to the cessation of television advertising for these products, as television ad spending on this mature product category was generating unsatisfactory returns. We have marketed rod-based home gyms through more cost efficient online media since early 2011. Based on recent sales trends, we expect that increased sales of TreadClimber products will continue to more than offset anticipated declines in home gym sales through our Direct channel for the full year 2011.

In September 2010, we completed our transition to a new consumer credit program with a new primary third-party financing provider, GE Capital Retail Bank, formerly GE Money Bank ("GE"). Prior to this transition, we had experienced continued declines in consumer credit approval rates by our previous third-party provider of consumer financing. In addition, we added one secondary third-party consumer credit financing provider during the third quarter of 2010 and another in early 2011, both of which offer credit to certain qualified consumers whose credit applications have been declined by GE. As a result, combined consumer credit approvals by our primary and secondary U.S. third-party financing providers increased from 14% in the first nine months of 2010 to 24% in the first nine months of 2011.

Gross margin for our Direct business was 53.1% of net sales for the nine months ended September 30, 2011, a decrease of 440 basis points compared to the nine months ended September 30, 2010. The comparative decrease in Direct gross margin percent was attributable primarily to higher freight and warranty expense, as well as to lower product margins.

Retail Business

Net sales for our Retail business totaled $42.1 million for the nine months ended September 30, 2011, a decrease of $1.8 million, or 4.1%, compared to Retail net sales of $43.9 million for the nine months ended September 30, 2010. The decrease in Retail net sales was attributable primarily to a $3.5 million, or 12.0%, a shift in the timing of certain customer orders from the third quarter to the fourth quarter of 2011, a third quarter 2010 sales promotion that was not repeated in 2011 and overall soft demand among retailers. The decline in the cardio category was offset in part by a comparative increase in Retail net sales of strength products, driven largely by growth among our e-commerce Retail customers.

Gross margin for our Retail business was 22.4% of net sales for the nine months ended September 30, 2011, a decrease of 330 basis points compared to the nine months ended September 30, 2010, primarily due to higher supply chain management costs and its relative effect when combined with lower sales volume.

Operating Expenses

Operating expenses totaled $54.0 million for the nine months ended September 30, 2011, an improvement of $10.9 million, or 16.8%, compared to operating expenses of $65.0 million for the nine months ended September 30, 2010, principally due to a $9.3 million, or 19.5%, reduction in selling and marketing expenses. The reduction was achieved primarily through more effective media advertising, which enabled more efficient spending. A $1.6 million, or 11.2%, reduction in general and administrative expenses compared to the prior year period also contributed to lower comparative total operating expenses for the nine-month period ended September 30, 2011.

Selling and Marketing

Selling and marketing expenses were $38.6 million for the nine months ended September 30, 2011, a decrease of $9.3 million, or 19.5%, compared to the nine months ended September 30, 2010. Advertising expenses for our Direct business were $20.0 million for the first nine months of 2011, a decrease of $11.1 million, or 35.6%, compared to the first nine months of 2010. The comparative decrease in Direct advertising expenses was primarily attributable to management's decision in early 2011 to shift advertising away from the mature home-gym category and to increase the media investment in our TreadClimber product line. Since early 2011, we have marketed home gyms through more cost efficient online media. Lower comparable Direct advertising expenses were offset in part by higher consumer credit financing costs, as a result of sequentially improving consumer credit approval rates, and the availability of additional secondary consumer financing providers in 2011, as compared to 2010.

General and Administrative

General and administrative expenses were $13.1 million for the nine months ended September 30, 2011, a decrease of $1.6 million, or 11.2%, compared to the nine months ended September 30, 2010, primarily due to reduced depreciation, personnel and legal expenses.

Research and Development

Research and development expenses were $2.3 million for the nine months ended September 30, 2011, an increase of 2.0% compared to the nine months ended September 30, 2010. We expect research and development expenses to increase for the full year 2011, compared to 2010, as we invest in new product development resources and capabilities.

Other Income and Expense

Interest Expense

Interest expense was $0.3 million for the nine months ended September 30, 2011 in connection with our long-term subordinated notes, which were issued in September 2010. We incurred only a nominal amount of interest expense in the nine months ended September 30, 2010.

Other Income (Expense)

Other expense was insignificant for the nine months ended September 30, 2011, compared to other income of $0.3 million the nine months ended September 30, 2010, which was primarily due to foreign currency exchange rate fluctuations.

Income Tax Expense

Income tax benefit was $1.1 million for the nine months ended September 30, 2011, compared to income tax expense of $0.1 million for the nine months ended September 30, 2010. Our income tax benefit for the first nine months of 2011 was primarily related to the Company's pre-tax loss generated in the United States. Income tax expense for the first nine months of 2010 was attributable to taxable income generated outside of the United States.

Discontinued Operation

Our Commercial business discontinued operation resulted in a loss of $1.0 million for the nine months ended September 30, 2011, compared to a loss of $11.0 million for the nine months ended September 30, 2010, as we completed the disposal of our former Commercial business in early 2011. We may incur additional expenses in future periods in connection with the settlement of contingencies arising from and directly related to the Commercial business prior to its disposal. Loss from discontinued operation in the first nine months of 2011 and 2010 was net of a reduction in the amount of pre-tax disposal loss previously estimated in connection with the divestiture of $0.9 million and $3.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had $11.5 million of cash and cash equivalents, compared to $14.3 million as of December 31, 2010. Cash used in operating activities was $1.6 million for the nine months ended September 30, 2011, compared to $9.4 million for the nine months ended September 30, 2010. The improvement in net cash used in operating activities for the first nine months of 2011, compared to the first nine months of 2010, was primarily due to the reduction of losses from both our continuing operations and our discontinued Commercial business. The cash flow effect of such losses in the first nine months of 2010 was partially offset by income tax refunds of $12.6 million received during that period. Management believes that sufficient funds will be available to meet our expected cash needs for at least the next twelve months based upon cash on hand and anticipated cash flows from operations.

Cash provided by the reduction of trade receivables was $8.0 million for the nine months ended September 30, 2011, compared to $13.5 million for the nine months ended September 30, 2010. The comparatively higher reduction in receivables during the 2010 nine-month period reflects the collection of outstanding accounts receivables of our discontinued Commercial business. Similarly, cash used in reducing trade payables was $6.7 million for the nine months ended September 30, 2011, compared to $18.5 million for the nine months ended September 30, 2010, primarily due to the settlement of outstanding trade payables of our discontinued Commercial business during the prior year period. We used $3.1 million in cash during the nine months ended September 30, 2011 to improve our inventory in-stock condition in order to meet our future sales expectations.

Trade receivables were $11.5 million as of September 30, 2011, compared to $19.6 million at the end of 2010, reflecting seasonally lower activity with our Retail business customers, combined with a modest improvement in days sales outstanding ("DSO") in receivables. Trade payables decreased to $17.8 million as of September 30, 2011, compared to $24.5 million at December 31, 2010, due to a seasonally lower overall level of business activity between the fourth quarter of 2010 and the 2011 third quarter.

Cash used in investing activities of $0.7 million for the nine months ended September 30, 2011 consisted of $2.1 million used for the development of new computer software and purchases of tooling for new cardio products, partially offset by $1.0 million in proceeds from the sale of portions of our discontinued Commercial business. Cash provided by investing activities of $11.2 million for the nine months ended September 30, 2010 included $6.9 million in proceeds from the sale of portions of our discontinued Commercial business and a $4.4 million net decrease in the amount of restricted cash collateralizing our then-outstanding letters of credit. We do not expect cash provided by the sale of our discontinued Commercial business to be material in future periods.

Cash provided by financing activities during the nine months ended September 30, 2010 was primarily attributable to a note purchase agreement with the Company's former largest shareholder. For more information, see "Financing Arrangements."

Financing Arrangements
We have a Loan and Security Agreement (the “Loan Agreement”) with Bank of the West, which provides a revolving secured credit line of up to $15.0 million. The amount available for borrowings varies based upon the total amount of eligible accounts receivable and inventory as of the end of the preceding month. The Loan Agreement is available for working capital, standby letters of credit and general corporate purposes through August 31, 2012, assuming we satisfy certain terms and conditions at the time borrowings are requested. The interest rate on future borrowings, if any, under the Loan Agreement will be based on the bank's Base Rate plus 150 to 225 basis points or LIBOR plus 225 to 325 basis points and our financial condition at the time we elect to borrow. The Loan Agreement includes a fee for the unused portion of the credit facility, which will vary depending on our borrowing base availability.
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

On July 20, 2011, we entered into a Third Amendment (the “Amendment”) of the Loan Agreement. The effect of the Amendment was generally to ease the restrictiveness of certain provisions by increasing our borrowing availability, raising the limitation on our capital expenditures and reducing interest rates applicable to any outstanding amounts. The Amendment, dated effective June 30, 2011, increases the amount of eligible accounts receivable for calculating the borrowing base. Specifically, the Amendment (i) permits up to 40% of total accounts receivable included in the borrowing base to consist of receivables of a specific customer, an increase from the prior limitation of 25%; and (ii) permits accounts receivable of certain customers granted extended payment terms to be included in the borrowing base, subject to certain conditions and limitations. In addition, Bank of the West agreed to increase the limitation on our capital expenditures permitted in any one calendar year from $1,500,000 to $3,000,000, and to reduce the interest rate margins applied to amounts outstanding under the Loan Agreement.

As of September 30, 2011, we had no outstanding borrowings and $3.2 million in standby letters of credit issued under the Loan Agreement. As of September 30, 2011, we were in compliance with the financial covenants of the Loan Agreement.

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

On July 19, 2011, beneficial interest in the Notes was assigned by the Sherborne Purchasers pro-rata to their respective investors in the manner permitted by the Purchase Agreement. Such assignment was made in connection with the resignation, of Messrs. Bramson and McKibben from their respective positions with Nautilus on May 26, 2011, and the subsequent pro-rata distribution by certain Sherborne-affiliated entities to their respective investors of the common stock of the Company owned by such entities.
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

Commitments and Contingencies

For a description of our commitments and contingencies, refer to Note 11 to our condensed consolidated financial statements in Item 1 of this Form 10-Q.

Seasonality

We expect sales of fitness equipment products to vary seasonally. Sales are typically strongest in the first and fourth quarters of a calendar year and are generally weakest in the second quarter. During the spring and summer months, consumers tend to be more involved in outdoor activities, including exercise, which may affect sales of fitness equipment used indoors. This seasonality can have a significant effect on our operating results, inventory levels and working capital requirements.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Third Amendment, executed July 20, 2011 and dated effective June 30, 2011, to the Credit Agreement by and between the Company and Bank of the West, dated as of March 8, 2010 (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 26, 2011).

10.2
Fifth Lease Modification Agreement, dated July 25, 2011, to the Office Lease by and between Nautilus, Inc. and Columbia Tech Center, L.L.C. dated June 30, 2009 (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 29, 2011).

10.3
Office Lease Agreement dated as of July 25, 2011, by and between Nautilus, Inc. and Columbia Tech Center, L.L.C. (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 29, 2011).

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

101
The following financial statements from Nautilus, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets(unaudited), (ii) Condensed Consolidated Statements of Operations(unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text. Information is furnished and not filed, and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUTILUS, INC.

Date: November 9, 2011	By:	/S/ Michael D. Mulholland
Michael D. Mulholland
Chief Financial Officer (Principal Financial Officer and for the Registrant)