Form 10-Q/A
period 2011-09-30
NAUTILUS, INC.
filed 2011-11-15
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
Large accelerated filer  [ ]                                         Accelerated filer [ ]
Non-accelerated filer   [ ]    (do not check if a smaller reporting company)            Smaller reporting company  [x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [ ]    No  [x]
The number of shares outstanding of the registrant's common stock as of October 31, 2011 was 30,746,836 shares.

EXPLANATORY NOTE

This amendment on Form 10-Q/A is being filed to amend Nautilus, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the Securities and Exchange Commission on November 9, 2011 (the “Original Filing”). The purpose of the amendment is to correct a typographical error which resulted in the inadvertent omission of several words from a sentence in Management's Discussion and Analysis of Financial Condition and Results of Operation. The error appeared on page 20 of the Original Filing, in the second sentence of the first paragraph under "Retail Business" in "Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010."

This amendment corrects the sentence to read as follows:

The decrease in Retail net sales was attributable primarily to a $3.5 million, or 12.0%, decline in net sales of cardio products owing to (i) a third quarter 2010 sales promotion that was not repeated in 2011, (ii) a shift in the timing of certain customer orders from the third quarter to the fourth quarter of 2011 and (iii) overall soft demand among retailers.

We are not amending any other part of the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that occurred subsequent to the date of the Original Filing.

NAUTILUS, INC.
AMENDMENT NO. 1
TO FORM 10-Q FOR THE
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

The following table compares the net sales of our major product lines within each business segment for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine months ended September 30,		Change
	2011	2010	$	%
Direct net sales:
Cardio products(1)	$52,017	$36,879	$15,138	41.0%
Strength products(2)	23,337	31,571	(8,234)	(26.1)%
	75,354	68,450	6,904	10.1%
Retail net sales:
Cardio products(1)	25,790	29,310	(3,520)	(12.0)%
Strength products(2)	16,300	14,558	1,742	12.0%
	42,090	43,868	(1,778)	(4.1)%
Royalty income	2,983	2,441	542	22.2%
	$120,427	$114,759	$5,668	4.9%

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

Retail Business

Net sales for our Retail business totaled $42.1 million for the nine months ended September 30, 2011, a decrease of $1.8 million, or 4.1%, compared to Retail net sales of $43.9 million for the nine months ended September 30, 2010. The decrease in Retail net sales was attributable primarily to a $3.5 million, or 12.0%, decline in net sales of cardio products owing to (i) a third quarter 2010 sales promotion that was not repeated in 2011, (ii) a shift in the timing of certain customer orders from the third quarter to the fourth quarter of 2011 and (iii) overall soft demand among retailers. The decline in the cardio category was offset in part by a comparative increase in Retail net sales of strength products, driven largely by growth among our e-commerce Retail customers.

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

PART II.    OTHER INFORMATION

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

NAUTILUS, INC.

Date: November 14, 2011	By:	/S/ Michael D. Mulholland
Michael D. Mulholland
Chief Financial Officer (Principal Financial Officer and for the Registrant)