Form 10-K
period 2011-12-31
NAUTILUS, INC.
filed 2012-03-16
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Large accelerated filer  [ ]    Accelerated filer  [ ]    Non-accelerated filer  [ ]    Smaller reporting company  [x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [ ]    No  [x]
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price ($2.00) as reported on the New York Stock Exchange as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2011) was $61,493,672.
The number of shares outstanding of the registrant's common stock as of February 29, 2012 was 30,746,836 shares.
Documents Incorporated by Reference
The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2012 Annual Meeting of Shareholders.

NAUTILUS, INC.
2011 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. The forward-looking statements in this report include, without limitation, the anticipated opportunity for growth in sales of cardio products; plans to continue to be a large direct marketer of strength products; potential continuance of or improvement in consumer credit financing approval rates; the continuance of certain advertising strategies and the impact of such programs on product sales; our new product development strategies; expectations for increased research and development expenses and our plans and expectations regarding borrowing agreements. Forward-looking statements also include any statements related to our expectations regarding future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, expenses and gross margins, profits or losses, losses from discontinued operation, settlements of warranty obligations, new product introductions, financing and working capital requirements and resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part I, Item 1A of this report. We do not undertake any duty to update forward-looking statements after the date they are made or conform them to actual results or to changes in circumstances or expectations.

Item 1. Business

Unless the context otherwise requires, “Nautilus,” “Company,” “we,” “us,” and “our” refer to Nautilus, Inc. and its subsidiaries. All references to 2011, 2010 and 2009 in this report refer to our fiscal years ended on December 31, 2011, 2010 and 2009, respectively.

OVERVIEW

Founded in 1986, Nautilus is a consumer fitness products company headquartered in Vancouver, Washington and incorporated in the State of Washington in January 1993. We are committed to providing innovative, quality solutions to help people achieve a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products and related accessories for consumer use, primarily in the United States and Canada. Our products are sold under some of the most-recognized brand names in the fitness industry: Nautilus®, Bowflex®, Schwinn®, Schwinn Fitness™ and Universal®.

We market our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments. Our Direct business offers products directly to consumers through television advertising, catalogs and the Internet. Our Retail business offers our products through a network of independent retail companies with stores and websites located in the United States and internationally.

During the third quarter of 2009, we committed to a plan for the complete divestiture of our Commercial business with the expectation that the plan's successful completion would improve our overall operating results. Our former Commercial business, now classified as a discontinued operation, offered products to health clubs, schools, hospitals and other organizations. We completed the disposal of the assets of our former Commercial business in April 2011.

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

Our strategies incorporate the individual characteristics of our Direct and Retail businesses. Our Direct business focuses on (i) the development of, or acquisition of rights to, unique products; (ii) the application of creative, cost-effective ways to communicate the benefits of their use; and (iii) making various payment options available to our customers. We are particularly attentive to Direct business metrics that provide feedback regarding the effectiveness of our media marketing programs and attractiveness of third-party consumer financing programs.

In our Retail business, we strive to develop long-term relationships with key retailers of sports or fitness equipment. The primary objectives of our Retail business are (i) to offer a selection of products at key price-points; and (ii) to utilize the strength of our brands and long-standing customer relationships to secure more floor space with our Retail customers for our products.

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

PRODUCTS

We market quality cardiovascular and strength fitness products that cover a broad range of price points and features. Our products are designed for home use by individuals with varying exercise needs. From the person who works out occasionally to the serious athlete, we have products that will help them achieve their fitness objectives.

•
Our Nautilus brand includes a complete line of cardio equipment, including treadmills, specialized cardio, exercise bikes and ellipticals. In late 2011 we launched the CoreBody ReformerTM, a new product aimed at the yoga/pilates market, in our Direct channel. Our Nautilus E514 elliptical, launched in 2010, continues to receive high rankings from leading consumer products rating organizations.

•
Our Bowflex brand represents a highly-regarded line of fitness equipment comprised of both cardio and strength products, including TreadClimber® specialized cardio machines, treadmills, PowerRod® and Revolution® home gyms, and SelectTech® dumbbells. In late 2011 we launched updated models in our popular TreadClimber line.

•	Our Schwinn brand is known for its popular line of exercise bikes, including the Airdyne®, ellipticals and treadmills. In 2011 we introduced a new indoor cycling bike and a new Airdyne model.

•
Our Universal brand, one of the oldest and most recognized names in the fitness industry, currently offers a line of kettlebell weights and weight benches. In 2011 we launched a new line of selectorized dumbbells under the Universal brand.

While we offer our full product assortment to our Direct customers through our Internet websites and our catalogs, we generally differentiate the product models offered in our Direct and Retail sales channels. Currently, our Bowflex TreadClimber product line is offered for sale primarily through our Direct sales channel.

Approximately 68% of our revenue in 2011 was derived from sales of consumer cardio products. While we continue to be a leader in the consumer strength product category, we believe the much larger market for cardio products offers us greater opportunity for growth.

BUSINESS SEGMENTS

We conduct our business in two segments, Direct and Retail. For further information, see Note 14, Segment Information, to our consolidated financial statements in Part II, Item 8 of this report.

SALES AND MARKETING

Direct

In our Direct business, we market and sell our products, principally Bowflex cardio and strength products, directly to consumers. While we are, and plan to continue to be, a large direct marketer of strength products in the United States, our advertising emphasis has shifted toward cardio products, especially the Bowflex TreadClimber, as cardio products represent the largest component of the fitness equipment market and a growing part of our business. Sales of cardio products represented 71% of our Direct channel revenues in 2011, compared to 56% in 2010 and 46% in 2009.

Our marketing efforts are based on an integrated combination of media and direct consumer contact. In addition to television advertising, which ranges in length from 30 seconds to as long as five minutes, we utilize extended 30-minute television infomercials, Internet advertising, product websites, inquiry-response mailings, catalogs and inbound/outbound call centers. Marketing and media effectiveness is measured continuously based on sales inquiries generated, cost-per-lead, conversion rates, return on investment and other performance metrics. Almost all of our Direct customer orders are received either on our Internet websites or through company-owned and third-party call centers.

We committed an increased portion of our television advertising budget to our Bowflex TreadClimber product line during 2011. Currently, our Bowflex TreadClimber product line is sold primarily through our Direct sales channel. We emphasized lower-cost Internet-based advertising for our Bowflex rod-based home gyms during 2011, which is able to capitalize on the extensive consumer product awareness that already exists.

In September 2010, we completed our transition to a new consumer credit program with a new primary third-party financing provider, GE Capital Retail Bank, formerly GE Money Bank ("GE"). The relationship with GE has expanded the ability of our customers to obtain third-party consumer financing for buying our products. In addition, we added one secondary third-party consumer credit financing provider during the third quarter of 2010 and another in early 2011, both of which offer credit to certain qualified consumers whose credit applications have been declined by GE. As a result, combined consumer credit approvals by our primary and secondary U.S. third-party financing providers increased from 15% in 2010 to 25% in 2011.
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

We offer programs that provide price discounts to our Retail customers for ordering container-sized shipments or placing orders early enough in the season to allow for more efficient manufacturing by our Asian suppliers. These programs are designed to reduce our shipping and handling costs, with much of the savings being passed on to our customers. In addition, our Retail customers generally are eligible for other types of sales incentives, including volume discounts and various forms of rebates or allowances, which generally are intended to increase product exposure and availability for consumers, reduce transportation costs, and encourage marketing and promotion of our brands or specific products.

PRODUCT DESIGN AND INNOVATION

Innovation is a vital part of our business, and we continue to expand and diversify our product offerings by leveraging our research and development capabilities. We constantly search for new technologies and innovations that will help us grow our business, either through higher sales or increased production efficiencies. To accomplish this objective, we seek out ideas and concepts both within our company and from outside inventors. In 2011, we introduced 16 new or updated product models.

We rely on financial and engineering models to assist us in assessing the potential operational and economic impacts of adopting new technologies and innovations. If we determine that a third-party technology or innovation concept meets certain technical and financial criteria, we may enter into a licensing arrangement to utilize the technology or, in certain circumstances, purchase the technology for our own use. Our product design and engineering teams also invest considerable effort to improve product design and quality. As a consumer-driven company, we invest from time-to-time in qualitative and quantitative consumer research to help us assess new product concepts, optimal features and anticipated consumer adoption.

Our research and development expenses were $3.2 million and $2.9 million in 2011 and 2010, respectively, as we increased our investment in new product development resources and capabilities in 2011. We expect our research and development expenses to increase in 2012 as we continue to increase our investment in new product development.

SEASONALITY

We expect our sales to vary seasonally. Sales are typically strongest in the first and fourth quarters, followed by the third quarter, and are generally weakest in the second quarter. We believe that various factors, such as the broadcast of network season finales and seasonal weather patterns, influence television viewers and cause our advertising on cable television stations to be less effective in the second quarter than in other periods. In addition, during the spring and summer months, consumers tend to be involved in outdoor activities, including outdoor exercise, which impacts sales of indoor fitness equipment. This seasonality can have a significant effect on our inventory levels, working capital needs and resource utilization.

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

We monitor our suppliers' ability to meet our product needs and we participate in quality assurance activities to reduce the risk of marketing substandard products.  Our third-party manufacturing contracts are generally of annual or shorter duration, or manufactured products are sourced on the basis of individual purchase orders.  Our manufacturing relationships are non-exclusive, and we are permitted to procure our products from other sources at our discretion.  None of our manufacturing contracts include production volume or purchase commitments on the part of either party.  Our third-party manufacturers are responsible for the sourcing of raw materials.

LOGISTICS

Our warehousing and distribution facilities are located in Portland, Oregon and Winnipeg, Manitoba. In our Direct business, we strive to maintain inventory levels that will allow us to ship our products shortly after receiving a customer's order. We use common carriers for substantially all of our merchandise shipments to Direct customers.

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

In 2011 approximately one-quarter of our Retail inventory replenishment orders were shipped by our contract manufacturers in Asia directly to our Retail customer locations, typically in large containers. The use of such direct shipments allows us to maintain lower levels of inventory in our warehouses, resulting in lower storage, handling, freight, insurance and other costs.

COMPETITION

The markets for all of our products are highly competitive. We believe the principal competitive factors affecting our business are quality, brand recognition, innovation and pricing. We believe we are well-positioned to compete in markets in which we can take advantage of our strong brand names.

Our products compete directly with those offered by a large number of companies that market consumer fitness equipment and fitness programs. As the use of Internet websites for product sales by traditional retailers has increased, our competitors have become increasingly similar across our Direct and Retail sales channels. Our principal competitors include: Fitness Quest, marketer of Total Fitness®-branded products; ICON Health & Fitness, marketer of ProForm®- and NordicTrack®-branded products; Johnson Health Tech, marketer of Horizon®-branded products; Beach Body, marketer of the P90X® fitness program; and American Telecast, marketer of Total Gym®-branded products. Among our other competitors are marketers of computer- based physical activity products, such as the Nintendo Wii® and Microsoft Xbox® Kinect®, and weight management companies, such as Weight Watchers, each of which offers alternative solutions for a fit and healthy lifestyle.

EMPLOYEES

As of February 29, 2012, we had approximately 320 employees, substantially all of whom were full-time. None of our employees are subject to collective bargaining agreements. We have not experienced a material interruption of our operations due to labor disputes.

INTELLECTUAL PROPERTY

Trademarks, patents and other forms of intellectual property are vital to the success of our business and are an essential factor in maintaining our competitive position in the health and fitness industry.

Trademarks

We own many trademarks including Nautilus®, Bowflex®, PowerRod®, Revolution®, TreadClimber®, SelectTech®, Trimline®, Airdyne®, CoreBody ReformerTM and Universal®. Nautilus is the exclusive licensee under the mark Schwinn® for fitness products. We believe that having distinctive trademarks that are readily identifiable by consumers is an important factor in creating a market for our products, maintaining a strong company identity and developing brand loyalty among our customers. In addition, we have granted licenses to certain third-parties to use the Nautilus, Schwinn and TreadClimber tradenames on commercial fitness products, for which we receive royalty income and expanded consumer awareness of our brands.

Each federally registered trademark is renewable indefinitely if the trademark is still in use at the time of renewal. We are not aware of any material claims of infringement or other challenges to our trademark rights in our major markets.

Patents

We own numerous patents, both issued and pending, and have licenses for the use of patents owned by others, which relate to our products. These patents cover a variety of technologies, some of which are utilized in the following products: TreadClimber specialized cardio machines; variable stride ellipticals; selectorized dumbbells; and recumbent exercise bikes. Nautilus is the exclusive licensee of patents that cover the Bowflex Revolution home gyms. Patent protection for these technologies extends as far as 2020. Expiration of these and other patents could trigger the introduction of similar products by our competitors. None of our material patents expire in 2012.

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

BACKLOG

Historically, our backlog has not been a significant factor in our business. Our customer order backlog as of December 31, 2011 and 2010 was approximately $0.6 million and $3.2 million, respectively.

SIGNIFICANT CUSTOMERS

In 2011 Amazon.com accounted for more than 10 percent of our consolidated net sales. No individual customer accounted for 10 percent or more of our consolidated net sales in 2010.
ENVIRONMENTAL AND OTHER REGULATORY MATTERS

Our operations are subject to various laws and regulations both domestically and abroad. In the United States, federal, state and local regulations impose standards on our workplace and our relationship with the environment. For example, the U.S. Environmental Protection Agency, Occupational Safety and Health Administration and other federal agencies have the authority to promulgate regulations that may impact our operations. In particular, we are subject to legislation placing restrictions on our generation, emission, treatment, storage and disposal of materials, substances and wastes. Such legislation includes: the Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; and the Comprehensive Environmental Response and the Compensation and Liability Act (also known as Superfund). We are also subject to the requirements of the Consumer Product Safety Commission and the Federal Trade Commission, in addition to regulations concerning employee health and safety matters.
Our operations and certain disposed components of our former Commercial business expose us to claims related to environmental matters. Although compliance with federal, state, local and international environmental legislation has not had a material adverse effect on our financial condition or results of operations in the past, there can be no assurance that material costs or liabilities will not be incurred in connection with such environmental matters in the future.

AVAILABLE INFORMATION

Our common stock is listed on the New York Stock Exchange and trades under the symbol “NLS.” Our principal executive offices are located at 16400 SE Nautilus Drive, Vancouver, Washington 98683, and our telephone number is (360) 859-2900. The Internet address of our corporate website is http://www.nautilusinc.com.

We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. You can inspect and obtain a copy of our reports, proxy statements and other information filed with the SEC at the offices of the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. EST. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet website at http://www.sec.gov where you can access copies of most of our SEC filings.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on our corporate website. In addition, our Code of Business Conduct and Ethics, corporate governance policies, and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on our corporate website. The information presented on our corporate website is not part of this report.

Item 1A. Risk Factors

Nautilus operates in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in this Annual Report on Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described in this Annual Report on Form 10-K actually occur, our business, operating results and financial position could be adversely affected.

Our revenues and profitability can fluctuate from period to period and are often difficult to predict due to factors beyond our control.

Our results of operations in any particular period may not be indicative of results to be expected in future periods, and have historically been, and are expected to continue to be, subject to periodic fluctuations arising from a number of factors, including:

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

Intense competition or loss of one or more of our large Retail customers could negatively impact our sales and operating results.

Our products are sold in highly competitive markets with limited barriers to entry. As a result, introduction by competitors of lower-priced or more innovative products could result in a significant decline in our revenues and have a material adverse effect on our operating results, financial position and cash flows.

Additionally, we derive a significant portion of our revenue from a small number of Retail customers. A loss of business from one or more of these large customers, if not replaced with new business, could negatively affect our operating results and cash flow.

We may not be able to obtain sufficient debt financing.

Prior to December 31, 2011, we extended the expiration date of the Loan and Security Agreement with Bank of the West, thereby extending the maturity date of our Increasing Rate Senior Discount Notes to May 2, 2013. We expect to obtain other debt financing prior to the maturity date of the notes and use the proceeds or a portion thereof to pay off the notes. There is no guarantee that we will be able to borrow funds on favorable terms, if at all, or that any amount raised will be sufficient to meet our cash requirements. If we are not able to obtain sufficient debt financing, it could have a material adverse affect on our operating results, financial position and cash flows. For more information regarding our borrowing arrangements, refer to Note 10, Borrowings, to our consolidated financial statements in Part II, Item 8 of this report.

Further decline or weaker than expected recovery in consumer spending likely would negatively affect our product revenues and earnings.

Success of each of our products depends substantially on the amount of discretionary funds available to our customers. Global credit and financial markets have experienced extreme disruptions in the recent past, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in these conditions. Further decline or weaker than expected recovery in general economic conditions could further depress consumer spending, especially spending for discretionary consumer products such as ours. Poor economic conditions could in turn lead to substantial decreases in our net sales or have a material adverse effect on our operating results, financial position and cash flows.
Portions of our operating expenses and costs of goods sold are relatively fixed, and we may have limited ability to reduce expenses sufficiently in response to any revenue shortfalls.
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

Historically, a significant portion of our Direct sales have been financed for our customers under various programs offered by third- party consumer credit financing sources. Reductions in consumer lending and the availability of consumer credit could limit the number of customers with the financial means to purchase our products. Higher interest rates could increase monthly payments for consumer products financed through one of our monthly payment plans or through other sources of consumer financing. In the past, we have partnered with financial service companies to assist our customers in obtaining financing to purchase our products. Our present agreements with our third party consumer credit financing providers enable certain customers to obtain financing if they qualify for the provider's private label revolving credit card. We cannot be assured that our third party financing providers will continue to provide consumers with access to credit or that credit limits under such arrangements will not be reduced. Such restrictions or reductions in the availability of consumer credit could have a material adverse impact on our results of operations, financial position and cash flows.

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

Our reliance on contract manufacturers exposes us to the following risks over which we may have limited control:

•	Unexpected increases in manufacturing and repair costs;

•	Interruptions in shipments if our contract manufacturer is unable to complete production;

•	Inability to completely control the quality of finished products;

•	Inability to completely control delivery schedules;

•	Changes in our contract manufacturer's business models or operations;

•	Potential increases in our negotiated product costs as a result of fluctuations in currency exchange rates;

•	Impact of the global market and economic conditions on the financial stability of our contract manufacturers and their ability to operate without requesting earlier payment terms or letters of credit;

•	Potential lack of adequate capacity to manufacture all or a part of the products we require; and

•	Potential unauthorized reproduction or counterfeiting of our products.

Substantially all of our contract manufacturers are located in Asia, primarily China, and may be subject to disruption by natural disasters, as well as political, social or economic instability. The temporary or permanent loss of the services of any of our primary contract manufacturers could cause a significant disruption in our product supply chain and operations and delays in product shipments.

Our third-party manufacturing contracts are generally of annual or shorter duration, or manufactured products are sourced on the basis of individual purchase orders. There is no assurance that we will be able to maintain our current relationships with these parties or, if necessary, establish future arrangements with other third-party manufacturers on commercially reasonable terms. Further, we cannot assure that their manufacturing and quality control processes will be maintained at a level sufficient to meet our inventory needs or prevent the inadvertent sale of substandard products. While we believe that products manufactured by our current third-party manufacturers could generally be procured from alternative sources, temporary or permanent loss of services from a significant manufacturer could cause disruption in our supply chain and operations.

Our inventory purchases are subject to long lead times, which could negatively impact our sales, cash flows and liquidity.

All of our products are produced by third-party manufacturers, substantially all of which are located in Asia, primarily China. Lead times for inventory purchases from our Asian suppliers, from order placement to receipt of goods, generally range from approximately two to three months, of which transit time represents three-to-four weeks. The length of our lead times requires us to place advance manufacturing orders based on management forecasts of future demand for our products. Due to the length of our lead times, our sales and cash flows may be negatively impacted if we do not have sufficient inventory on hand to meet customer demand for such items. In addition, our liquidity and cash flows may be negatively affected, and inventory obsolescence may increase, if the quantity of products we order exceeds customer demand for such items.

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

Substantially all of our products are manufactured outside of the U.S. and a portion of our revenue is derived from sales outside the U.S., primarily in Canada. Accordingly, our future results could be materially adversely affected by a variety of factors pertaining to international trade, including: changes in a specific country's or region's political or economic conditions; trade restrictions; import and export licensing requirements; changes in regulatory requirements; additional efforts to comply with a variety of foreign laws and regulations; and longer payment cycles in certain countries, thus requiring us to finance customer purchases over a longer period than those made in the U.S. In addition, we rely on the performance of our employees located in foreign countries. Our ability to control the actions of these employees may be limited by the laws and regulations in effect in each country. Changes in any of the above factors could have a material adverse effect on our operating results, financial position and cash flows.

Currency exchange rate fluctuations could result in higher costs and reduced margins.

Substantially all of our products are manufactured outside of the U.S. and, therefore, currency exchange rate fluctuations could result in higher costs for our products, or could disrupt the business of independent manufacturers that produce our products, by making their purchases of raw materials more expensive and more difficult to finance. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we, our customers or our suppliers conduct business. Fluctuations in the Chinese Renminbi exchange rate caused our costs for certain products to increase in 2011, reducing our margins and cash flows. Such fluctuations and cost increases may continue to occur in the future. If we are unable to increase our selling prices to offset such cost increases, or if such increases have a negative impact on sales of our products, our revenues and margins would be reduced and our operating results and cash flows would be negatively impacted. In addition, a portion of our revenue is derived from sales outside the U.S., primarily in Canada. Currency rate fluctuations could make our products more expensive for foreign consumers and reduce our sales, which would negatively affect our operating results and cash flows.

Failure or inability to protect our intellectual property could significantly harm our competitive position.

Protecting our intellectual property is an essential factor in maintaining our competitive position in the health and fitness industry. If we do not, or are unable to, adequately protect our intellectual property, our sales and profitability may be adversely affected. We own numerous patents and trademarks worldwide. However, our efforts to protect our proprietary rights may be inadequate, and applicable laws provide only limited protection.

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

We had goodwill of $2.9 million and other intangible assets of $16.7 million as of December 31, 2011. Any future impairment charges, if significant, could materially and adversely affect our operating results. An unexpected decline in revenue, changes in market conditions, changes in competitive products or technologies or a change in management's intentions regarding utilization of intangible assets could lead to further impairment charges.

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

Our business is reliant on information and communication technology, and a substantial portion of our revenues are generated with the support of information and communication systems. The success of our Direct business is heavily dependent on our ability to respond to customer sales inquiries and process sales transactions using our call center communication systems, Internet websites and similar data monitoring and communication systems provided and supported by third-parties. If such systems were to fail, or experience significant or lengthy interruptions in availability or service, our revenues could be materially affected. We also rely on information systems in all stages of our product cycle, from design to distribution, and we use such systems as a method of communication between employees, suppliers and customers. In addition, we use information systems to maintain our accounting records, assist in trade receivables collection and customer service efforts, and forecast operating results and cash flows.

System failures or service interruptions may occur as the result of a number of factors, including: computer viruses; hacking or other unlawful activities by third parties; disasters; equipment, hardware or software failures; cable outages, extended power failures, or our inability or failure to properly protect, repair or maintain our communication and information systems. To mitigate the risk of business interruption, we have in place a disaster recovery program that targets our most critical operational systems. If our disaster recovery system is ineffective, in whole or in part, or efforts conducted by us or third-parties to prevent or respond to system interruptions in a timely manner are ineffective, our ability to conduct operations would be significantly affected. If we do not consider the potential impact of critical decisions related to systems or process design and implementation, this could lead to operational challenges and increase costs. Any of the aforementioned factors could have a material adverse affect on our operating results, financial position and cash flows.

If we are unable to maintain compliance with the continued listing standards of the New York Stock Exchange, we may become subject to delisting proceedings.

Our common stock currently is traded on the New York Stock Exchange (the “NYSE”).  The NYSE's continued listing standards require that listed companies maintain either an average global market capitalization of not less than $50 million over a consecutive 30 trading-day period, or total stockholders' equity of not less than $50 million. On September 23, 2010, we were notified by the NYSE that we were not in compliance with this requirement for continued listing. On December 3, 2010, we were notified that the NYSE had accepted our plan demonstrating our ability to regain compliance with the continued listing standards within an 18-month period that ends on March 23, 2012. As of February 29, 2012, our market capitalization over the preceding 30 trading-day period was approximately $75 million, which exceeds the NYSE requirement for continued listing.

If we are unable to maintain compliance with the NYSE continued listing standards, our common stock could be delisted by the NYSE. Delisting could negatively impact us by, among other factors, reducing the volume of trading in our common stock and the number of investors willing or able to hold or acquire our common stock, damaging our reputation and standing with suppliers, lenders, customers and sources of consumer financing programs.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Following is a summary of our principal properties as of December 31, 2011:

Location	Primary Function(s)	Owned or Leased
Washington	Corporate headquarters and customer call center	Leased
Oregon	Warehouse and distribution	Leased
Canada	Warehouse, distribution and showroom	Leased
China	Quality assurance office	Leased

Each of our principal properties is used by both our Direct segment and our Retail segment. Our properties generally are well-maintained, adequate and suitable for their intended purposes and we believe our existing properties will meet our operational needs for the foreseeable future. If we require additional warehouse or office space in the future, we believe we will be able to obtain such space on commercially reasonable terms.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is listed on the New York Stock Exchange (the “NYSE”) and trades under the symbol “NLS.” On February 29, 2012, the closing sale price of our common stock was $2.78 per share, as reported on the NYSE. As of February 29, 2012, there were 57 holders of record of our common stock and approximately 29,000 beneficial shareholders. The following table sets forth the high and low sales prices and dividends paid per common share for each period presented:

	High	Low	Dividends Paid
2011:
Quarter 1	$3.30	$1.81	—
Quarter 2	3.45	1.58	—
Quarter 3	2.24	1.32	—
Quarter 4	2.20	1.39	—
2010:
Quarter 1	4.35	1.96	—
Quarter 2	3.63	1.52	—
Quarter 3	2.02	1.27	—
Quarter 4	1.92	1.30	—

Currently, we have no plans to pay dividends on our common stock. Payment of any future dividends, when permitted under our borrowing arrangements, is at the discretion of our Board of Directors, which considers various factors such as our financial condition, operating results, current and anticipated cash needs and future expansion plans.

Equity Compensation Plans

The following table provides information about our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,482,917	$8.72	4,080,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,482,917	8.72	4,080,000

For further information regarding our equity compensation plans, refer to Note 12, Stockholders' Equity, to our consolidated financial statements in Part II, Item 8 of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part II, Item 8 of this report. All references to the years 2011 and 2010 mean the twelve-month periods ended December 31, 2011 and 2010, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

OVERVIEW

We are committed to providing innovative, quality solutions to help people achieve a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing and marketing high-quality cardiovascular and strength fitness products and related accessories for consumer home use, primarily in the United States and Canada. Our products are sold under some of the most recognized brand names in the fitness industry: Nautilus®, Bowflex®, Schwinn®, Schwinn Fitness™ and Universal®.

We market our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments. Our Direct business offers products directly to consumers through television advertising, the Internet and catalogs. Our Retail business offers our products through a network of third-party retailers with stores and websites located in the United States and internationally.

Our net sales in 2011 were $180.4 million, an increase of $12.0 million, or 7.1%, compared to net sales of $168.5 million in 2010, largely due to the continued strong demand for our TreadClimber products. This increase was partially offset by comparably lower sales for home gyms and other strength products. Growth in TreadClimber sales continues to be driven by consumer acceptance, more effective media advertising and improving consumer credit approval rates.

In September 2010, we completed our transition to a new consumer credit program with a new primary third-party financing provider, GE Capital Retail Bank, formerly GE Money Bank ("GE"). The relationship with GE has expanded the ability of our customers to obtain third-party consumer financing for buying our products. In addition, we added one secondary third-party consumer credit financing provider during the third quarter of 2010 and another in early 2011, both of which offer credit to certain qualified consumers whose credit applications have been declined by GE. As a result of these actions, combined consumer credit approvals by our primary and secondary U.S. third-party financing providers increased from 15% in 2010 to 25% in 2011.
Income from continuing operations was $2.5 million for 2011, compared to a loss from continuing operations of $9.8 million for 2010. Diluted income per share from continuing operations for 2011 was $0.08, compared to diluted loss per share of $(0.32) for 2010. The significant improvement in results of continuing operations for 2011 was largely attributable to increased sales and a 13.3% reduction in operating expenses achieved primarily through more cost efficient media advertising expenditures. Selling and marketing expenses as a percent of net sales declined to 30.2% for 2011 from 38.0% for 2010.
During 2011, we allocated a larger portion of our media expenditures toward our TreadClimber product line, compared to 2010. In addition, we began implementing a lower cost Internet-based advertising strategy for our home gyms in 2011, which is designed to capitalize on the extensive product awareness that currently exists among consumers for our Bowflex rod-based home gyms. In 2012, we expect to dedicate the majority of our media advertising budget to TreadClimbers and a new product, CoreBody Reformer, which was launched in November 2011.
Net income, including loss from the discontinued Commercial operation, was $1.4 million for 2011, an improvement of $24.3 million over net loss of $22.8 million for 2010. Diluted net income per share for 2011 was $0.05, as compared to diluted net loss per share of $(0.74) for 2010.

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

Goodwill and Intangible Asset Valuation
We evaluate our indefinite-lived intangible assets and goodwill for potential impairment annually or when events or circumstances indicate their carrying value may be impaired. Finite-lived intangible assets, including patents and patent rights, are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. No goodwill or intangible asset impairment charges were recognized in 2011 or 2010.

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

Uncertainties exist with respect to outstanding warranty obligations of our discontinued Commercial business, as units sold to customers approach end-of-life and settlements are reached with certain customers in connection with our exit from the Commercial business. As of December 31, 2011, our warranty liability included $0.6 million for future warranty costs of our former commercial business, which represents management's estimate of the probable amount.

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

Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, we may change our estimates accordingly.

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

We have recorded a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. As we determined that it is more likely than not that the benefit from our deferred tax assets will not be realized, we have a valuation allowance against net deferred tax assets of $60.3 million. If our assumptions change and we determine we will be able to realize these deferred tax assets, the tax benefits related to any reversal of the valuation allowance will be accounted for in the period in which we make such determination. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

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

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2011 AND 2010

The discussion that follows should be read in conjunction with our consolidated financial statements and the related notes in this report. All comparisons to prior year results are in reference to continuing operations only in each period, unless otherwise indicated.

The following table compares selected financial information in our consolidated statements of operations for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010	Change	% Change
Net sales	$180,412	$168,450	$11,962	7.1%
Cost of sales	101,953	91,704	10,249	11.2%
Gross profit	78,459	76,746	1,713	2.2%
Operating expenses:
Selling and marketing	54,494	64,039	(9,545)	(14.9)%
General and administrative	17,143	19,371	(2,228)	(11.5)%
Research and development	3,223	2,905	318	10.9%
Total operating expenses	74,860	86,315	(11,455)	(13.3)%
Operating income (loss)	3,599	(9,569)	13,168
Other income (expense):
Interest income	65	15	50
Interest expense	(466)	(140)	(326)
Other	(11)	464	(475)
Total other income (expense)	(412)	339	(751)
Income (loss) before income taxes	3,187	(9,230)	12,417
Income tax expense	686	588	98
Income (loss) from continuing operations	2,501	(9,818)	12,319
Loss from discontinued operation, net of income taxes	(1,081)	(13,023)	11,942
Net income (loss)	$1,420	$(22,841)	$24,261

The following table compares the net sales and gross margins of our business segments for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010	Change	% Change
Net sales:
Direct	$107,061	$96,668	$10,393	10.8%
Retail	68,591	67,789	802	1.2%
Royalty income	4,760	3,993	767	19.2%
Total net sales	$180,412	$168,450	$11,962	7.1%
Gross profit:
Direct	$57,655	$54,041	$3,614	6.7%
Retail	16,044	18,711	(2,667)	(14.3)%
Royalty income	4,760	3,994	766	19.2%
Total gross profit	$78,459	$76,746	$1,713	2.2%
Gross margin:
Direct	53.9%	55.9%	(200)	basis points
Retail	23.4%	27.6%	(420)	basis points

The following table compares the net sales of our major product lines within each business segment for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010	Change	% Change
Direct net sales:
Cardio products(1)	$75,982	$54,409	$21,573	39.6%
Strength products(2)	31,079	42,259	(11,180)	(26.5)%
Total Direct net sales	107,061	96,668	10,393	10.8%
Retail net sales:
Cardio products(1)	43,718	43,628	90	0.2%
Strength products(2)	24,873	24,161	712	2.9%
Total Retail net sales	68,591	67,789	802	1.2%
Royalty income	4,760	3,993	767	19.2%
Total net sales	$180,412	$168,450	$11,962	7.1%

(1) Cardio products include treadclimbers, treadmills, exercise bikes and ellipticals.
(2) Strength products include home gyms, selectorized dumbbells, kettlebell weights, weight benches and CoreBody Reformer.

Direct

Net sales of our Direct business were $107.1 million in 2011, an increase of $10.4 million, or 10.8%, compared to Direct net sales of $96.7 million in 2010. Revenues of cardio products in our Direct channel increased by 39.6% in 2011, compared to 2010, primarily due to higher sales of Bowflex TreadClimber products. The increase in Direct sales of cardio products was partially offset by a 26.5% decline in Direct sales of strength products, primarily rod-based home gyms. The decline in sales of rod-based home gyms is attributable in part to the cessation of television advertising for these products, as television ad spending on this mature product category was generating unsatisfactory returns. We have marketed rod-based home gyms through more cost efficient online media since early 2011.

In September 2010, we completed our transition to a new consumer credit program with a new primary third-party financing provider, GE Capital Retail Bank, formerly GE Money Bank ("GE"). The relationship with GE has expanded the ability of our customers to obtain third-party consumer financing for buying our products. In addition, we added one secondary third-party consumer credit financing provider during the third quarter of 2010 and another in early 2011, both of which offer credit to certain qualified consumers whose credit applications have been declined by GE. As a result, combined consumer credit approvals by our primary and secondary U.S. third-party financing providers increased from 15% in 2010 to 25% in 2011. We expect that average consumer credit financing approval rates in 2012 will approximate the 2011 level or improve modestly as we continue to optimize our credit program offerings.
Gross margin of our Direct business was 53.9% in 2011, a decrease of 200 basis points compared to 2010. The comparative decrease in Direct gross margin was primarily attributable to relatively higher warranty costs associated with cardio products, as compared to strength products, increased costs of certain products, largely arising from changes in foreign currency exchange rates, and higher year-over-year sales of in-home assembly services, which are sold at low margins.

Retail

Net sales of our Retail business were $68.6 million in 2011, an increase of $0.8 million, or 1.2%, compared to Retail net sales of $67.8 million in 2010, primarily driven by growth among our e-commerce Retail customers. In 2011, Retail sales of strength products increased by 2.9%, primarily due to higher sales of home gyms, and sales of cardio products increased by 0.2%, compared to 2010.

Gross margin of our Retail business was 23.4% in 2011, a decrease of 420 basis points compared to 2010, primarily due to increased costs of certain products, largely arising from changes in foreign currency exchange rates, and higher supply chain costs, including freight.

Operating Expenses

Operating expenses were $74.9 million in 2011, a decrease of $11.5 million, or 13.3%, compared to operating expenses of $86.3 million in 2010. This reduction was achieved primarily through more effective media advertising, which enabled more efficient spending. In addition, general and administrative expenses decreased by $2.2 million in 2011, compared to 2010.

Selling and Marketing

Selling and marketing expenses were $54.5 million in 2011, a decrease of $9.5 million, or 14.9%, compared to 2010. Advertising expense of our Direct business, a component of selling and marketing expenses, in 2011 was $28.6 million, a decrease of $12.0 million, or 29.6%, compared to 2010. The comparative decrease in Direct advertising expenses was primarily attributable to management's decision in early 2011 to shift advertising away from the mature home-gym category and to increase the media investment in our TreadClimber product line. Since early 2011, we have marketed home gyms through more cost efficient online media. Lower comparable Direct advertising expenses were offset in part by higher consumer credit financing costs, as a result of sequentially improving consumer credit approval rates, and the availability of additional secondary consumer financing providers in 2011, as compared to 2010.

General and Administrative

General and administrative expenses were $17.1 million in 2011, a decrease of $2.2 million, or 11.5%, compared to 2010, primarily due to lower depreciation, personnel and occupancy expenses.

Research and Development

Research and development expenses were $3.2 million in 2011, an increase of $0.3 million, or 10.9%, compared to 2010, as we increased our investment in new product development resources and capabilities.

Other Income and Expense

Interest Expense

We incurred interest expense of $0.5 million in 2011 in connection with our long-term note payable, compared to $0.1 million in 2010. We have not borrowed under our current financing agreement with Bank of the West, other than to fund our outstanding letters of credit.

Other Expense

Other expense was less than $0.1 million in 2011, compared to $0.5 million in 2010, primarily due to changes in foreign currency exchange gains and losses.

Income Tax Expense

Income tax expense was $0.7 million in 2011, compared to income tax expense of $0.6 million in 2010, and primarily relates to taxable income generated in Canada and the result of the Company's uncertain tax positions.

We increased our valuation allowances in 2010 to reduce U.S. deferred income tax assets generated during the respective years to the amounts expected, more likely than not, to be realized. As a result, generally we did not recognize U.S. income tax benefits associated with our operating loss in 2010.

Discontinued Operation

Loss from discontinued operation, net of income taxes, was $1.1 million in 2011, compared to a loss of $13.0 million in 2010, as we completed the disposal of the assets of our former Commercial business in April 2011. Loss from discontinued operation in 2011 and 2010 was net of reductions of $0.9 million and $3.7 million, respectively, in the amount of pre-tax disposal loss previously estimated in connection with the divestiture of our Commercial business. Some expenses may be incurred in 2012 in connection with the settlement of contingencies arising from and directly related to our Commercial business prior to its disposal.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had $17.4 million of cash and cash equivalents, compared to $14.3 million as of December 31, 2010. The principal source of this increase in liquidity was cash provided by operating activities of $4.6 million in 2011, compared to cash used in operating activities of $10.7 million in 2010. Management believes that sufficient funds will be available to meet our expected cash needs for at least the next twelve months, based on cash currently on hand and anticipated cash flows from operations.

Cash provided by operating activities of $4.6 million in 2011 consisted primarily of income from continuing operations, partially offset by loss from discontinued operation, as adjusted for non-cash items. Cash provided by a $4.0 million increase in trade payables was more than offset by a $4.6 million increase in trade receivables and a $1.3 million increase in inventories.

Cash used in operating activities of $10.7 million in 2010 consisted primarily of losses from continuing and discontinued operations of $22.8 million and reductions in trade payables and accrued liabilities of $12.6 million and $6.3 million, respectively, partially offset by $12.4 million from income tax refunds, net of payments, $7.2 million from the reduction of trade receivables and $6.3 million from the reduction of inventories. Significant reductions in trade receivables, trade payables and accrued liabilities in 2010 largely resulted from winding down our discontinued Commercial business.

The following table presents comparative cash flows related to trade receivables and inventories for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010	Change
Trade receivables:
Collections	$175,832	$188,290	$(12,458)
Sales on account	(180,412)	(181,043)	631
Net cash (used)/provided by trade receivables	$(4,580)	$7,247	$(11,827)

Inventories:
Shipments	$78,139	$81,980	$(3,841)
Purchases	(79,426)	(75,637)	(3,789)
Net cash (used)/provided by inventories	$(1,287)	$6,343	$(7,630)

Cash used in investing activities of $0.9 million in 2011 included $2.5 million used to purchase computer software and production tooling, partially offset by $1.3 million in proceeds from the sale of portions of our discontinued Commercial business and $0.4 million from a decrease in the amount of restricted cash collateralizing our outstanding letters of credit.

Cash provided by investing activities of $11.6 million in 2010 included $7.3 million in proceeds from the sale of portions of our discontinued Commercial business and $4.6 million from a decrease in the amount of restricted cash collateralizing our outstanding letters of credit.
Cash used in financing activities in 2011 was less than $0.1 million for payment of bank financing costs. Cash provided by financing activities in 2010 of $4.7 million consisted of $5.0 million in long-term borrowings, partially offset by $0.3 million paid for financing costs related to our new bank agreement and long-term borrowings.

Financing Arrangements
We have a Loan and Security Agreement (the “Loan Agreement”) with Bank of the West, which provides a revolving secured credit line of up to $15.0 million. The amount available for borrowings varies based upon the total amount of eligible accounts receivable and inventory as of the end of the preceding month. The Loan Agreement is available for working capital, standby letters of credit and general corporate purposes through August 31, 2012, assuming we satisfy certain terms and conditions at the time borrowings are requested. The interest rate on future borrowings, if any, under the Loan Agreement will be based on the bank's Base Rate plus 150 to 225 basis points or LIBOR plus 225 to 325 basis points and our financial condition at the time we elect to borrow (our borrowing rate was 3.01% as of December 31, 2011). The Loan Agreement includes a fee for the unused portion of the credit facility, which will vary depending on our borrowing base availability.
The Loan Agreement is collateralized by substantially all of our assets and contains customary covenants, including minimum current ratio, minimum liquidity, minimum EBITDA (as defined in the Loan Agreement) and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the bank would have the option of accelerating all obligations under the Loan Agreement. Standby letters of credit under the Loan Agreement are treated as a reduction of our available borrowing base.

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

As of December 31, 2011, we had no outstanding borrowings and $3.0 million in standby letters of credit issued under the Loan Agreement. As of December 31, 2011, we were in compliance with the financial covenants of the Loan Agreement.

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
Pursuant to the Purchase Agreement, we issued to the Sherborne Purchasers $6,096,996 in aggregate principal amount at maturity of our Increasing Rate Senior Discount Notes due December 31, 2012 (the “Notes”). The Notes have an original principal amount totaling $5,000,000 and mature on December 31, 2012. The then-outstanding principal amount of the Notes accretes value at rates equal to 2.5% per annum from September 3, 2010 through February 28, 2011; 6.0% per annum from March 1, 2011 through August 31, 2011; 9.5% per annum from September 1, 2011 through February 29, 2012; 13.0% per annum from March 1, 2012 through August 31, 2012; and 14.5% per annum thereafter. If all the Notes are paid on the original maturity date, the effective rate of interest over the term of the Purchase Agreement would be approximately 8.7% per annum. Prepayment of amounts due under the Notes is permitted under the Purchase Agreement, subject to certain restrictions in both the Purchase Agreement and the Loan Agreement.
The Notes provide for an automatic extension of the maturity date of up to 180 days in the event we extend the expiration date of the Loan Agreement. Subsequent to December 31, 2011, we extended the expiration date of the Loan Agreement to December 31, 2012, thereby extending the maturity date of the Notes to May 2, 2013. As of December 31, 2011, the Notes are classified as long-term.

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

Non-Cancelable Contractual Obligations

Our operating cash flows include the effect of certain non-cancelable, contractual obligations. A summary of such obligations as of December 31, 2011, including those related to our discontinued Commercial operation, is as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$18,229	$2,836	$6,271	$5,589	$3,533
Purchase obligations(1)	10,617	10,617	—	—	—
Minimum royalty obligations	306	306	—	—	—
Total	$29,152	$13,759	$6,271	$5,589	$3,533

(1)
Our purchase obligations are comprised primarily of inventory purchase commitments. Because substantially all of our inventory is sourced from Asia, we have long lead times and therefore need to secure factory capacity from our vendors in advance.

Due to uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2011, we are unable to make reasonably reliable estimates of the timing of any cash settlements with the respective taxing authorities. Therefore, approximately $5.9 million of unrecognized tax benefits, including interest and penalties on uncertain tax positions, have been excluded from the contractual table above. For further information, refer to Note 11, Income Taxes, to our consolidated financial statements in Part II, Item 8 of this report.

Off-Balance Sheet Arrangements

Prior to its divestiture, our discontinued Commercial business would, from time-to-time, involve a third-party with lease and financing arrangements to assist customers in purchasing products. While most of these financings were without recourse, in certain cases we offered a guarantee or other recourse provisions, whereby a third-party financing provider reviewed customer credit information in evaluating the risk of default prior to extending credit to a customer and we relied on the quality of this review and our own risk assessment in determining whether to proceed with the recourse transaction. As of December 31, 2011, the maximum contingent liability under all recourse provisions was approximately $0.8 million. For further information, refer to Note 15, Commitments and Contingencies, to our consolidated financial statements in Part II, Item 8 of this report.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at December 31, 2011.

Seasonality

We expect our sales from fitness equipment products to vary seasonally. Sales are typically strongest in the first and fourth quarters, followed by the third quarter, and are generally weakest in the second quarter. We believe that various factors, such as the broadcast of network season finales and seasonal weather patterns, influence television viewers and cause our advertising on cable television stations to be less effective in the second quarter than in other periods. In addition, during the spring and summer months, consumers tend to be involved in outdoor activities, including outdoor exercise, which impacts sales of indoor fitness equipment. This seasonality can have a significant effect on our inventory levels, working capital needs and resource utilization.

NEW ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements had a material impact on our consolidated financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nautilus, Inc.
Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Nautilus, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nautilus Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Portland, Oregon
March 15, 2012

NAUTILUS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$17,427	$14,296
Restricted cash	—	351
Trade receivables, net of allowances of $300 in 2011 and $301 in 2010	23,780	19,633
Inventories	11,601	10,347
Prepaids and other current assets	4,433	5,331
Income taxes receivable	454	456
Short-term notes receivable	317	832
Assets of discontinued operation held-for-sale	—	292
Deferred income tax assets	75	57
Total current assets	58,087	51,595
Property, plant and equipment, net	4,405	3,795
Goodwill	2,873	2,931
Other intangible assets, net	16,716	18,774
Other assets	732	1,272
Total assets	$82,813	$78,367
LIABILITIES AND STOCKHOLDERS' EQUITY
Trade payables	$28,563	$24,535
Accrued liabilities	7,218	7,045
Warranty obligations, current portion	1,803	3,539
Deferred income tax liabilities	1,064	1,160
Total current liabilities	38,648	36,279
Long-term notes payable	5,598	5,141
Warranty obligations, non-current	214	396
Income taxes payable, non-current	3,658	3,210
Deferred income tax liabilities, non-current	1,434	1,008
Other long-term liabilities	1,308	1,534
Total liabilities	50,860	47,568
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock - no par value, 75,000 shares authorized, 30,747 and 30,744 shares issued and outstanding at December 31, 2011 and 2010, respectively	5,360	5,051
Retained earnings	19,715	18,295
Accumulated other comprehensive income	6,878	7,453
Total stockholders' equity	31,953	30,799
Total liabilities and stockholders' equity	$82,813	$78,367

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010
Net sales	$180,412	$168,450
Cost of sales	101,953	91,704
Gross profit	78,459	76,746
Operating expenses:
Selling and marketing	54,494	64,039
General and administrative	17,143	19,371
Research and development	3,223	2,905
Total operating expenses	74,860	86,315
Operating income (loss)	3,599	(9,569)
Other income (expense):
Interest income	65	15
Interest expense	(466)	(140)
Other	(11)	464
Total other income (expense)	(412)	339
Income (loss) from continuing operations before income taxes	3,187	(9,230)
Income tax expense	686	588
Income (loss) from continuing operations	2,501	(9,818)
Discontinued operation:
Loss from discontinued operation before income taxes	(1,065)	(12,924)
Income tax expense of discontinued operation	16	99
Loss from discontinued operation	(1,081)	(13,023)
Net income (loss)	$1,420	$(22,841)
Income (loss) per share from continuing operations:
Basic	$0.08	$(0.32)
Diluted	0.08	(0.32)
Loss per share from discontinued operation:
Basic and diluted	$(0.03)	$(0.42)
Net income (loss) per share:
Basic	$0.05	$(0.74)
Diluted	0.05	(0.74)
Weighted average shares outstanding:
Basic	30,746	30,744
Diluted	30,776	30,744

See accompanying notes to consolidated financial statements

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (1)	Total Stockholders' Equity
	Shares	Amount
Balances at January 1, 2010	30,744	$4,414	$41,136	$6,933	$52,483
Net loss	—	—	(22,841)	—	(22,841)
Foreign currency translation adjustment, including income tax benefit of $15	—	—	—	520	520
Comprehensive loss					(22,321)
Stock-based compensation expense	—	637	—	—	637
Balances at December 31, 2010	30,744	5,051	18,295	7,453	30,799
Net income	—	—	1,420	—	1,420
Foreign currency translation adjustment, including income tax benefit of $8	—	—	—	(575)	(575)
Comprehensive income					845
Stock-based compensation expense	—	306	—	—	306
Common stock issued under equity compensation plan	3	3	—	—	3
Balances at December 31, 2011	30,747	$5,360	$19,715	$6,878	$31,953

(1)	Foreign currency translation adjustments are the sole component of Accumulated Other Comprehensive Income.

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Income (loss) from continuing operations	$2,501	$(9,818)
Loss from discontinued operation	(1,081)	(13,023)
Net income (loss)	1,420	(22,841)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,815	6,627
Bad debt expense	156	486
Inventory lower-of-cost-or-market adjustments	210	205
Stock-based compensation expense	306	637
Loss on asset disposals	78	148
Reduction of previously estimated asset disposal loss	(947)	(3,723)
Deferred income taxes, net of valuation allowances	431	290
Changes in operating assets and liabilities:
Trade receivables	(4,580)	7,247
Inventories	(1,287)	6,343
Prepaids and other current assets	1,117	458
Income taxes	(127)	12,372
Trade payables	4,041	(12,620)
Accrued liabilities, including warranty obligations	(35)	(6,288)
Net cash provided by (used in) operating activities	4,598	(10,659)
Cash flows from investing activities:
Proceeds from sale of discontinued operation	1,303	7,266
Proceeds from other asset sales	—	16
Purchases of software and equipment	(2,506)	(222)
Net decrease in restricted cash	351	4,582
Net cash (used in) provided by investing activities	(852)	11,642
Cash flows from financing activities:
Proceeds from long-term borrowings	—	5,000
Financing costs	(35)	(324)
Proceeds from exercise of stock options	3	—
Net cash (used in) provided by financing activities	(32)	4,676
Effect of exchange rate changes on cash and cash equivalents	(583)	1,348
Net increase in cash and cash equivalents	3,131	7,007
Cash and cash equivalents, beginning of year	14,296	7,289
Cash and cash equivalents, end of year	$17,427	$14,296
Supplemental disclosure of cash flow information:
Cash refunded for income taxes, net of payments	$22	$12,455
See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

Organization and Business - Nautilus is a leading designer, developer and marketer of consumer fitness products sold under well-known brand names such as Nautilus®, Bowflex®, Schwinn® and Universal®. As used herein, the term “Nautilus” or “Company” refers to Nautilus, Inc. and subsidiaries, unless the context indicates otherwise. The Company's goal is to develop and market fitness equipment and related products to help people enjoy healthier lives. Nautilus was founded in 1986 and incorporated in the State of Washington in 1993. The Company's headquarters are located in Vancouver, Washington.

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

Year-end - The Company's fiscal year ends on December 31.

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

Nautilus derives a significant portion of its revenues from a small number of its Retail customers. A loss of business from one or more of these large customers, if not replaced with new business, would negatively affect the Company's operating results and cash flows.

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

Goodwill - Goodwill consists of the excess of acquisition costs over the fair values of net assets acquired in business combinations. Nautilus reviews goodwill for impairment in the fourth quarter of each year, or more frequently when events or changes in circumstances indicate that the assets may be impaired. The impairment test is a two-step process. In the first step, the Company compares the carrying value of the related reporting unit to an estimate of the reporting unit's fair value. In the second step, if the carrying value of the reporting unit exceeds its estimated fair value, the estimated fair values of all of the reporting unit's assets and liabilities are determined to establish the amount of the impairment, if any. In the fourth quarter of 2011, the Company adopted Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"), which gives companies the option of performing a qualitative assessment that may allow them to avoid performing the first step of the two-step goodwill impairment test.

The Company performed a qualitative assessment of goodwill in the fourth quarter of 2011 and no impairment was indicated. The Company performed the first step of the two-step goodwill test in the fourth quarter of 2010 and no impairment was indicated. For further information regarding goodwill, see Note 6, Goodwill.

Other intangible assets - Finite-lived intangible assets, primarily acquired patents and patent rights, are stated at cost, net of accumulated amortization. The Company recognizes amortization expense for its finite-lived intangible assets on a straight-line basis over the estimated useful lives, which generally range from one to 16 years.

Indefinite-lived intangible assets consist of acquired trademarks. Indefinite-lived intangible assets are stated at cost and are not amortized; instead, they are tested for impairment at least annually. Nautilus reviews indefinite-lived intangible assets for impairment in the fourth quarter of each year, or more frequently when events or changes in circumstances indicate that the assets may be impaired. For further information regarding other intangible assets, see Note 7, Other Intangible Assets.

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

Revenue recognition - Direct and Retail product sales and shipping revenues are recorded when products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Revenue is recognized net of applicable sales incentives, such as promotional discounts, rebates and return allowances. The Company estimates the revenue impact of incentive programs based on the planned duration of the program and historical experience. If the amount of sales incentives is reasonably estimable, the impact of such incentives is recorded at the later of the time the customer is notified of the sales incentive or the time of the sale. The Company estimates its liability for product returns based on historical experience and records the expected obligation as a reduction of revenue. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.

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

Product warranty obligations - The Company's products carry limited, defined warranties for defects in materials or workmanship which, according to their terms, generally obligate Nautilus to pay the costs of supplying and shipping replacement parts to customers and, in certain instances, pay for labor and other costs to service products. Outstanding product warranty periods range from sixty days to, in limited circumstances, the lifetime of certain product components. The Company records a liability at the time of sale for the estimated costs of fulfilling future warranty claims. If necessary, the Company adjusts its liability for specific warranty-related matters when they become known and are reasonably estimable. Estimated warranty expense is included in cost of sales, based on historical warranty claim experience and available product quality data. Warranty expense is affected by the performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to the customer, product failure rates, and higher or lower than expected repair costs. If warranty expense differs from previous estimates, or if circumstances change such that the assumptions inherent in previous estimates are no longer valid, the amount of product warranty liability is adjusted accordingly.

Uncertainties exist with respect to outstanding warranty obligations of the Company's discontinued Commercial operation, as units sold to customers approach end-of-life and settlements are reached with certain customers in connection with the exit from the commercial business. As of December 31, 2011, the Company's warranty liability included $0.6 million for future warranty costs of our discontinued Commercial operation, which represents management's estimate of the probable liability. For further information regarding product warranty obligations, see Note 9, Product Warranties.

Litigation and loss contingencies - From time to time, the Company may be involved in various claims, lawsuits and other proceedings. Such litigation involves uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur. Nautilus records expenses for litigation and loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company estimates the probability of such losses based on the advice of internal and external counsel, the outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative developments and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. The Company regularly monitors its estimated exposure to these contingencies and, as additional information becomes known, may change its estimates accordingly. For further information regarding litigation and loss contingencies, see Note 15, Commitments and Contingencies.

Advertising and promotion - Nautilus expenses its advertising and promotion costs as incurred. Production costs of television advertising commercials are recorded as prepaid expenses until the initial broadcast, at which time such costs are expensed. Advertising and promotion costs are included in selling and marketing expenses. Total advertising and promotion expenses were $28.6 million and $40.6 million for the years ended December 31, 2011 and 2010, respectively. Prepaid advertising and promotion costs were $0.8 million as of December 31, 2011 and 2010.

Research and development - Internal research and development costs, which primarily consist of salaries and wages, employee benefits, expenditures for materials, and fees to use licensed technologies, are expensed as incurred. Third party research and development costs for products under development or being researched, if any, are expensed as the contracted work is performed.

Income taxes - Nautilus accounts for income taxes based on the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when the temporary differences are expected to be included, as income or expense, in the applicable tax return. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the enactment. Valuation allowances are provided against deferred income tax assets if the Company determines it is more likely than not that such assets will not be realized.

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

Fair value of stock options is estimated using the Black-Scholes-Merton option valuation model; fair value of performance share unit awards is estimated using the binomial valuation model; fair value of restricted stock unit awards is based on the closing market price on the day preceding the grant. Assumptions used in calculating the fair value of stock-option grants in the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Dividend yield	—%	—%
Risk-free interest rate	1.5%	2.2%
Expected life (years)	4.75	4.75
Expected volatility	92%	90%

Expected dividend yield is based on the Company's current expectation that no dividend payments will be made in future periods.

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

Related party transactions - In September 2010, the Company entered into an agreement to borrow $5.0 million from certain entities under common control of Sherborne Investors GP, LLC and its affiliates (collectively “Sherborne”). At the time, Sherborne was the Company's largest shareholder and was controlled by Edward J. Bramson, the Company's former Chairman and Chief Executive Officer, and Craig L. McKibben, a former member of the Company's Board of Directors. The Company incurred interest expense of $0.4 million and $0.1 million with respect to such debt in 2011 and 2010, respectively. The outstanding principal balance of $5.0 million and accrued interest expense of $0.5 million and $0.1 million, respectively, are included in long-term notes payable in the Company's consolidated balance sheets as of December 31, 2011 and 2010. For further information, see Note 10, Borrowings.

New Accounting Pronouncements - In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which entities present comprehensive income in their financial statements. For public entities, ASU 2011-05 amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Since the requirements of ASU 2011-05 relate only to presentation, its adoption will not have any effect on the Company's financial position, results of operations or cash flows.

In the fourth quarter of 2011, the Company adopted ASU 2011-08, which gives companies the option of performing a qualitative assessment that may allow them to avoid performing the first step of the two-step goodwill impairment test required under Accounting Standards Topic 350, Intangibles-Goodwill and Other. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The adoption of ASU 2011-08 did not have any effect on the Company's financial position, results of operations or cash flows.

(2) DISCONTINUED OPERATION

On September 25, 2009, in light of continuing operating losses in its Commercial business and in order to focus exclusively on managing its Direct and Retail consumer businesses, the Company committed to a plan for the complete divestiture of its Commercial business, which qualified for held-for-sale accounting treatment. The Commercial business is presented as a discontinued operation in the Company's condensed consolidated statements of operations for all periods. Following is a summary of the operating results of the Company's former Commercial business for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Revenue	$86	$12,593
Operating loss before income taxes	$(2,011)	$(16,647)
Disposal gain	946	3,723
Income tax expense	(16)	(99)
Total loss from discontinued operation	$(1,081)	$(13,023)

Disposal of Commercial business assets was completed in April 2011. Revenue for the year ended December 31, 2011 consisted of sales of small quantities of discontinued product and spare parts inventories that were not acquired by buyers of components of the Commercial business. The Company may incur additional expenses in future periods in connection with the settlement of contingencies arising from and directly related to the Commercial business prior to its disposal. For further information regarding contingencies related to the Company's former Commercial business, see Note 15, Commitments and Contingencies.

The following table presents gain or (loss) recognized on completed disposal transactions for the year ended December 31, 2011 (in thousands):

	Previously Estimated Disposal Loss as of 12/31/10	Gain (Loss) on Completed Disposals	Reduction of Previously Estimated Disposal Loss	Disposal Loss Impairment as of 12/31/11
Sales of real property	$(666)	$(658)	$8	$—
Adjustments of previously completed disposal transactions	—	938	938	—
Total	$(666)	$280	$946	$—

The following table presents gain or (loss) recognized on completed disposal transactions for the year ended December 31, 2010 (in thousands):

	Previously-Estimated Disposal Loss as of 12/31/09	Gain (Loss) on Completed Disposals	Adjustments to Estimated Disposal Loss	Reduction (Increase) to Previously-Estimated Disposal Loss	Disposal Loss Impairment as of 12/31/10
Sale of commercial equipment manufacturing operation	$(6,212)	$(3,967)		$2,245
Sale of commercial equipment manufacturing facility	(1,268)	(706)		562
Sale of European commercial business operations	(1,618)	(1,109)		509
Other completed disposals	(724)	(459)		265
Adjustments of previously completed disposal transactions	—	364		364
Remaining assets held-for-sale as of December 31, 2010	(444)	—	$(222)	(222)	$(666)
Total	$(10,266)	$(5,877)	$(222)	$3,723	$(666)

As of December 31, 2010, assets held-for-sale of the commercial business discontinued operation and related disposal loss impairments were as follows (in thousands):

Real Property
Carrying value, before impairment adjustment	$958
Disposal loss impairment	(666)
Assets of discontinued operation held-for-sale, net	$292
The following table summarizes liabilities for exit costs related to discontinued operations, included in "Accrued liabilities" and "Other long-term liabilities" in the Company's consolidated balance sheets (in thousands):

	Severance and Benefits	Facilities and Other Leases	Total Liabilities
Balance as of January 1, 2010	$321	$1,454	$1,775
Accruals	1,460	1,355	2,815
Payments	(1,305)	(649)	(1,954)
Balance as of December 31, 2010	476	2,160	2,636
Accruals	175	217	392
Payments	(476)	(448)	(924)
Balance as of December 31, 2011	$175	$1,929	$2,104

(3) TRADE RECEIVABLES

Changes in the Company's allowance for doubtful trade receivables in the years ended December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Balance, January 1	$301	$4,160
Charges to bad debt expense	156	486
Writeoffs, net of recoveries	(157)	(4,345)
Balance, December 31	$300	$301

Writeoffs, net of recoveries, in 2010 primarily consisted of uncollectible trade receivables of the Company's Commercial business discontinued operation.

(4) INVENTORIES

Inventories, net of valuation allowances, as of December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31,
	2011	2010
Finished goods	$9,832	$8,533
Parts and components	1,769	1,814
Total inventories	$11,601	$10,347

Valuation allowances were $1.0 million and $1.1 million as of December 31, 2011 and 2010, respectively, and related primarily to excess parts inventories.

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2011 and 2010 consisted of the following (in thousands):

	Estimated Useful Life (in years)	December 31,
		2011	2010
Leasehold improvements	5 to 20	$2,557	$2,588
Computer equipment	3 to 5	36,872	38,033
Machinery and equipment	3 to 5	4,759	6,703
Furniture and fixtures	5	666	955
Work in progress [1]	N/A	1,937	101
Total cost		46,791	48,380
Accumulated depreciation		(42,386)	(44,585)
Total property, plant and equipment, net		$4,405	$3,795

1 Work in progress includes internal use software development and production tooling construction in progress.

Depreciation expense was $1.6 million and $4.5 million in 2011 and 2010, respectively.

(6) GOODWILL

No goodwill is assigned to the Retail reporting unit. Changes in goodwill of the Direct reporting unit in the years ended December 31, 2011 and 2010 were as follows (in thousands):

Goodwill
Balance, January 1, 2010	$2,794
Currency exchange rate adjustment	137
Balance, December 31, 2010	2,931
Currency exchange rate adjustment	(58)
Balance, December 31, 2011	$2,873

(7) OTHER INTANGIBLE ASSETS

Intangible assets as of December 31, 2011 and 2010 consisted of the following (in thousands):

	Estimated Useful Life (in years)	December 31,
		2011	2010
Indefinite life trademarks	N/A	$9,052	$9,052
Patents	1 to 16	18,154	18,154
Total cost		27,206	27,206
Accumulated amortization - patents		(10,490)	(8,432)
Total other intangible assets, net		$16,716	$18,774

Amortization expense for intangible assets was $2.1 million for each of the years ended December 31, 2011 and 2010. Amortization expense for intangible assets is expected to be approximately $2.1 million for each of the years 2012 through 2013 and $2.0 million in 2014, with the remaining $1.5 million amortized over the six-year period from 2015 through 2020.

(8) ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31,
	2011	2010
Exit costs of discontinued operation	$796	$1,107
Payroll and benefits	2,389	1,954
Royalties	821	753
Legal and professional fees	825	488
Other	2,387	2,743
Total accrued liabilities	$7,218	$7,045

(9) PRODUCT WARRANTIES

Changes in the Company's product warranty liability in the years ended December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Balance, January 1	$3,935	$8,379
Accruals	1,789	1,417
Adjustments	(660)	(1,166)
Payments	(3,047)	(4,695)
Balance, December 31	$2,017	$3,935

Product warranty payments in 2011 and 2010 primarily relate to retained obligations of the Company's discontinued Commercial operation. Product warranty liability adjustments in 2011 and 2010 primarily relate to the assignment of certain outstanding Commercial warranty obligations to the buyers of certain components of our former Commercial business. As of December 31, 2011 and 2010, total outstanding obligations of the Company's discontinued Commercial operation included in product warranty liability were $0.6 million and $2.9 million, respectively.

(10) BORROWINGS

The Company has a Loan and Security Agreement (the “Loan Agreement”) with Bank of the West, which provides a revolving secured credit line of up to $15.0 million. The amount available for borrowings varies based upon the total amount of eligible accounts receivable and inventory as of the end of the preceding month. The Loan Agreement is available for working capital, standby letters of credit and general corporate purposes through August 31, 2012, assuming the Company satisfies certain terms and conditions at the time borrowings are requested. The interest rate on future borrowings, if any, under the Loan Agreement will be based on the bank's Base Rate plus 150 to 225 basis points or LIBOR plus 225 to 325 basis points and the Company's financial condition at the time it elects to borrow (the Company's borrowing rate was 3.01% as of December 31, 2011). The Loan Agreement includes a fee for the unused portion of the credit facility, which will vary depending on the Company's borrowing base availability.

The Loan Agreement is collateralized by substantially all of the Company's assets and contains customary covenants, including minimum current ratio, minimum liquidity, minimum EBITDA (as defined in the Loan Agreement) and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the bank would have the option of accelerating all obligations under the Loan Agreement. Standby letters of credit under the Loan Agreement are treated as a reduction of the Company's available borrowing base.

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

As of December 31, 2011, the Company had no outstanding borrowings and $3.0 million in standby letters of credit issued under the Loan Agreement. As of December 31, 2011, the Company was in compliance with the financial covenants of the Loan Agreement.
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
Pursuant to the Purchase Agreement, the Company issued to the Sherborne Purchasers $6,096,996 in aggregate principal amount at maturity of its Increasing Rate Senior Discount Notes due December 31, 2012 (the “Notes”). The Notes have an original principal amount totaling $5,000,000. The outstanding principal amount of the Notes accretes value at rates equal to 2.5% per annum from September 3, 2010 through February 28, 2011; 6.0% per annum from March 1, 2011 through August 31, 2011; 9.5% per annum from September 1, 2011 through February 29, 2012; 13.0% per annum from March 1, 2012 through August 31, 2012; and 14.5% per annum thereafter. If all the Notes are paid on the original maturity date, the effective rate of interest over the term of the Purchase Agreement would be approximately 8.7% per annum, which is the rate at which interest expense is accrued by the Company. Prepayment of amounts due under the Notes is permitted under the Purchase Agreement, subject to certain restrictions in both the Purchase Agreement and the Loan Agreement.
The Notes provide for an automatic extension of the maturity date of up to 180 days in the event we extend the expiration date of the Loan Agreement. Subsequent to December 31, 2011, the Company extended the expiration date of the Loan Agreement to December 31, 2012, thereby extending the maturity date of the Notes to May 2, 2013. As of December 31, 2011, the Notes are classified as long-term.

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

(11) INCOME TAXES

Income (loss) from continuing operations before income taxes in the years ended December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
United States	$2,876	$(11,077)
Non-U.S.	311	1,847
Total income (loss) from continuing operations before income taxes	$3,187	$(9,230)

Income tax expense for continuing operations in the years ended December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Current:
U.S. federal	$172	$(349)
U.S. state	26	26
Non-U.S.	77	656
Total current	275	333
Deferred:
U.S. federal	314	202
U.S. state	27	17
Non-U.S.	70	36
Total deferred	411	255
Total income tax expense	$686	$588

The tax effect of deferred income tax assets and liabilities arising from temporary differences and carryforwards as of December 31, 2011 and 2010 was as follows (in thousands):

	December 31,
	2011	2010
Deferred income tax assets:
Accrued liabilities	$2,703	$3,227
Allowance for doubtful accounts	27	13
Inventory valuation	388	408
Capitalized indirect inventory costs	183	167
Stock-based compensation expense	721	781
Net operating loss carryforward	39,777	36,933
Basis difference on assets held-for-sale	1,821	1,702
Capital loss carryforward	4,319	4,319
Basis difference on long-lived assets	8,332	10,110
Other	3,317	3,553
Total deferred income tax assets before valuation allowance	61,588	61,213
Valuation allowance	(60,328)	(59,550)
Total deferred income tax assets, net of valuation allowance	1,260	1,663
Deferred income tax liabilities:
Prepaid advertising	(287)	(301)
Other prepaids	(311)	(366)
Basis difference on long-lived assets	(2,409)	(2,135)
Undistributed earnings of foreign subsidiaries	(89)	(34)
Other	(288)	(543)
Total deferred income tax liabilities	(3,384)	(3,379)
Net deferred income tax liability	$(2,124)	$(1,716)

Net deferred income tax liability in the Company's consolidated balance sheets as of December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31,
	2011	2010
Current deferred income tax assets	$75	$57
Current deferred income tax liabilities	(1,064)	(1,160)
Non-current deferred income tax assets, included in “Other assets”	299	395
Non-current deferred income tax liabilities	(1,434)	(1,008)
Net deferred income tax liability	$(2,124)	$(1,716)

Following is a reconciliation of the U.S. statutory federal income tax rate with the Company's effective income tax rate for continuing operations in years ended December 31, 2011 and 2010:

	2011	2010
U.S. statutory income tax rate	35.0%	35.0%
State tax, net of U.S. federal tax benefit	5.2	2.2
Nondeductible incentive stock option expense	—	0.2
Non-U.S. income taxes	2.1	13.1
Effect of double taxation dividend received	—	(13.6)
Nondeductible operating expenses	(1.8)	(0.1)
Research and development credit	(2.6)	—
Change in deferred tax measurement rate	(0.3)	0.3
Change in uncertain tax positions	13.0	(1.0)
Valuation allowance	(29.0)	(40.4)
Other	(0.1)	(2.1)
Effective income tax rate	21.5%	(6.4)%

Nautilus must periodically evaluate the potential realization of its deferred income tax assets and, if necessary, record a valuation allowance to reduce the net carrying value of such assets to the amount expected to be realized. In 2011 and 2010 Nautilus concluded that cumulative taxable losses in recent years indicated a valuation allowance against its deferred income tax assets was required. If and when a review of objective evidence indicates that some or all of the Company's valuation allowance is no longer appropriate, release of the valuation allowance would be recognized as an income tax benefit to continuing operations in the period in which such assessment is made. The amount of valuation allowance offsetting the Company's deferred income tax assets was $60.3 million and $59.6 million as of December 31, 2011 and 2010, respectively.

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

As of December 31, 2011, the Company had the following income tax carryforwards (in millions):

	Amount	Expires in
Net operating loss carryforwards:
Federal	$79.0	2029 - 2031
State	106.3	2012 - 2031
Germany	11.4	Indefinite
Switzerland	18.6	2012 - 2018
China	3.7	2012 - 2014
Italy	2.5	2013 - 2016
Federal capital loss carryforward	11.3	2013
Income tax credit carryforwards:
Federal	2.6	2018 - 2031
State	0.4	2018 - 2022

Under accounting guidance, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. Following is a reconciliation of gross unrecognized tax benefits from uncertain tax positions (excluding the impact of penalties and interest) in the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Balance, January 1	$3,342	$3,249
Increases due to tax positions taken in previous periods	1,017	52
Decreases due to tax positions taken in previous periods	—	(75)
Increases due to tax positions taken in the current period	73	125
Decreases due to settlements with taxing authorities	—	—
Decreases due to lapse of statute of limitations	(56)	(9)
Balance, December 31	$4,376	$3,342
Of the $4.4 million of gross unrecognized tax benefits from uncertain tax positions outstanding as of December 31, 2011, $2.1 million would, if recognized, affect the Company's effective tax rate.
The Company recognizes tax-related interest and penalties as a component of income tax expense. The Company had a cumulative liability for interest and penalties related to uncertain tax positions as of December 31, 2011 and 2010 of $1.6 million and $1.2 million, respectively.
The Company's U.S. federal income tax returns for 2003 through 2011 are open to review by the U.S. Internal Revenue Service. The Company's state income tax returns for 2005 through 2011 are open to review, depending on the respective statute of limitation in each state. In addition, the Company files income tax returns in several non-U.S. jurisdictions with varying statutes of limitation.

As of December 31, 2011, the Company believes it is reasonably likely that, within the next 12 months, $0.9 million of previously unrecognized tax benefits related to certain U.S. and foreign filing positions will be recognized, primarily as reductions to income tax expense, as statutes of limitation expire.

(12) STOCKHOLDERS' EQUITY

Common Stock

As of December 31, 2011, the Company had 75.0 million authorized shares of common stock, no par value, of which 30.7 million shares were issued and outstanding and 1.5 million shares were reserved for future issuance under our equity compensation plans.

2005 Long-Term Incentive Plan

In 2005 Nautilus shareholders approved the 2005 Long-Term Incentive Plan (the “2005 Plan”) to enhance the Company's ability to attract and retain highly qualified personnel and align the long-term interests of participants with those of the shareholders. The 2005 Plan, which is administered by the Company's Compensation Committee of the Board of Directors, authorizes the Company to grant various types of stock-based awards including: stock options, stock appreciation rights, restricted stock, stock units and performance stock grants. Stock options granted under the 2005 Plan shall not have an exercise price less than the fair market value of the Company's common shares on the date of the grant. The exercise price of an option or stock appreciation right may not be reduced without shareholder approval. Stock options generally vest over four years of continuous service, commencing on the date of grant. Stock options granted after the adoption of the 2005 Plan have a seven-year contractual term. Stock options granted under the preceding plan expire after ten years.

Upon its adoption, there were approximately 4.0 million shares available for issuance under the 2005 Plan. The number of shares available for issuance is increased by any shares of common stock which were previously reserved for issuance under the Company's preceding stock option plan, and were not subject to grant on June 6, 2005, or as to which the stock based compensation award is forfeited on or after June 6, 2005. The number of shares available for issuance is reduced by (i) two shares for each share delivered in settlement of any stock appreciation rights, for each share of restricted stock, and for each stock unit or performance unit award, and (ii) one share for each share delivered in settlement of a stock option award. In no event shall more than 1.0 million aggregate shares of common stock subject to stock options, stock appreciation rights, restricted stock or performance stock unit awards be granted to any one participant in any one year under the 2005 Plan. As of December 31, 2011, 4.1 million shares remained available for future grant under the 2005 Plan.

Stock Options

Stock option activity in the years ended December 31, 2011 and 2010 was as follows (in thousands, except exercise price and contractual life):

	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000s)
Options outstanding, January 1, 2010	1,414	$10.50
Granted	258	2.73
Forfeited, cancelled or expired	(472)	10.34
Exercised	—	—
Options outstanding, December 31, 2010	1,200	8.80	4.3	$22
Vested and expected to vest, as of December 31, 2010	1,171	8.88	4.3	22
Options outstanding, January 1, 2011	1,200	8.80
Granted	124	2.69
Forfeited, cancelled or expired	(287)	6.52
Exercised	(3)	1.68
Options outstanding, December 31, 2011	1,034	8.72	3.2	18
Vested and expected to vest, as of December 31, 2011	1,032	8.73	3.2	18

Aggregate intrinsic value in the above table represents the aggregate amount, for all options, by which closing share prices exceed the exercise price of the stock options. This value will fluctuate in the future based on the fair market value of our common stock.

Stock option expense was less than $0.1 million in 2011 and $0.4 million in 2010, primarily included in general and administrative expense. The weighted average grant-date fair values of stock options granted during 2011 and 2010 were $1.86 and $1.89, respectively. As of December 31, 2011, the unamortized compensation expense for unvested stock options totaled approximately $0.3 million, which is expected to be recognized over a weighted average period of 2.0 years.

Stock options outstanding as of December 31, 2011 were as follows: (in thousands, except contractual life and exercise price):

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$0.95 - $2.53	210	4.5	$2.05	86	$2.03
$2.97 - $3.40	207	4.6	2.99	56	3.02
$4.15 - $6.61	218	2.8	4.63	181	4.62
$9.53 - $16.10	267	1.8	14.91	267	14.91
$17.36 - $27.72	132	2.1	22.39	132	22.39
$0.95 - $27.72	1,034	3.2	8.72	722	11.25

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
No restricted stock unit activity occurred and no compensation expense was incurred in 2010. Restricted stock unit compensation expense in 2011 was $0.2 million, included in general and administrative expense. Following is a summary of restricted stock unit activity in the year ended December 31, 2011 (in thousands, except fair value per share):

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Restricted stock units outstanding, January 1, 2011	—	$—
Granted	375	2.60
Restricted stock units outstanding, December 31, 2011	375	2.60

Performance Stock Units

In April 2010 the Company granted 146,000 performance stock unit awards to key members of its executive team. The performance stock unit awards are subject to both time-based vesting (one-third annually over three years) and achievement of a stock price target of two times the grant date price. If, over the three-year period, the stock price does not close at or above two times the grant date price over any 20 of 30 consecutive days, the entire award is forfeited. Compensation expense for the 2010 performance stock unit grant is recognized over the estimated requisite service period based on the number of performance stock units ultimately expected to vest. Performance stock unit compensation expense was $0.1 million in each of the years 2011 and 2010, primarily included in general and administrative expense.

Following is a summary of performance stock unit activity in the years ended December 31, 2011 and 2010 (in thousands, except fair value per share):

	Performance Stock Units	Weighted Average Grant Date Fair Value per Share
Performance stock units outstanding, January 1, 2010	—	$—
Granted	146	2.32
Performance stock units outstanding, December 31, 2010	146	2.32
Cancelled	(73)	2.32
Performance stock units outstanding, December 31, 2011	73	2.32

The Company receives income tax deductions as a result of the exercise of certain stock options and vesting of restricted stock units and performance stock units.

(13) INCOME (LOSS) PER SHARE

Basic income (loss) per share was computed using the weighted average number of common shares outstanding. For the computation of diluted income (loss) per share, the number of basic weighted average shares outstanding was increased by dilutive potential common shares related to stock-based compensation, as determined by the treasury stock method. The weighted average numbers of shares outstanding used to compute income (loss) per share were as follows:

	As of December 31,
(Number of shares in thousands)	2011	2010
Basic weighted average shares outstanding	30,746	30,744
Dilutive potential common shares	30	—	(1)
Diluted weighted average shares outstanding	30,776	30,744

(1) Dilutive potential shares omitted due to net loss		26

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted income (loss) per share, primarily because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future.

	As of December 31,
(Number of shares in thousands)	2011	2010
Stock options	1,114	1,253
Performance stock units	89	—
Restricted stock units	217	—

(14) SEGMENT INFORMATION

The Company has two reportable segments - Direct and Retail. Contribution is the measure of profit or loss used by the Company's chief operating decision maker and is defined as net sales less product costs and directly attributable expenses. Directly attributable expenses include selling and marketing expenses, general and administrative expenses, and research and development expenses that are directly related to segment operations. Segment assets are those directly assigned to an operating segment's operations, primarily accounts receivable, inventories and intangible assets. Unallocated assets primarily include shared information technology infrastructure, distribution centers, corporate headquarters, prepaids, deferred taxes and other assets. Capital expenditures directly attributable to the Direct and Retail segments were not significant in 2011 or 2010.

Following is summary information by reportable segment for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Net sales:
Direct	$107,061	$96,668
Retail	68,591	67,789
Unallocated royalty income	4,760	3,993
Consolidated net sales	$180,412	$168,450
Contribution:
Direct	$2,954	$(10,778)
Retail	9,489	11,400
Unallocated royalty income	4,760	3,994
Consolidated contribution	$17,203	$4,616
Reconciliation of consolidated contribution to income (loss) from continuing operations:
Consolidated contribution	$17,203	$4,616
Less:
Selling and marketing	—	(6)
General and administrative	(13,501)	(14,093)
Research and development	(103)	(86)
Interest expense, net	(401)	(140)
Other income (expense), net	(11)	479
Income tax expense	(686)	(588)
Income (loss) from continuing operations	$2,501	$(9,818)
Assets:
Direct	$23,244	$17,345
Retail	26,331	31,084
Unallocated corporate	33,238	29,938
Total assets	$82,813	$78,367
Depreciation and amortization expense:
Direct	$2,742	$4,000
Retail	844	2,226
Unallocated corporate	229	401
Total depreciation and amortization expense	$3,815	$6,627

Net sales outside of the United States, primarily in Canada, represented approximately 9% and 10% of consolidated net sales for the years ended December 31, 2011 and 2010, respectively.

(15) COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases property and equipment under non-cancelable operating leases which, in the aggregate, extend through 2019. Many of these leases contain renewal options and provide for rent escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Rent expense under all operating leases was $3.3 million and $3.9 million in 2011 and 2010, respectively.

As of December 31, 2011, future minimum lease payments under non-cancelable operating leases, reduced for sublease income, are as follows (in thousands):

2012	$2,836
2013	3,275
2014	2,996
2015	2,776
2016	2,813
Thereafter	3,533
Total minimum non-cancelable lease payments, net	$18,229

Guarantees, Commitments and Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, the Company had approximately $3.0 million and $3.2 million, respectively, in standby letters of credit with certain vendors with expiration dates through November 2012.

The Company has long lead times for inventory purchases and, therefore, must secure factory capacity from its vendors in advance. As of December 31, 2011, the Company had approximately $10.6 million in non-cancelable market-based purchase obligations, all of which were for inventory purchases expected to be received in 2012.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. The Company holds insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to the Company's financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of December 31, 2011.

Guarantees, Commitments and Contingencies of Discontinued Operation

Prior to its divestiture, the Company's discontinued Commercial business would, from time-to-time, use third-party lease and financing arrangements to assist customers in purchasing products. While these arrangements generally were without recourse to Nautilus, in certain cases the Company offered a guarantee or other recourse provisions. The maximum contingent liability under all such recourse provisions was approximately $0.8 million as of December 31, 2011.

The Company retained certain warranty obligations in connection with its discontinued Commercial operation and remains contingently liable for certain product warranty obligations which were assumed by buyers of its Commercial business product lines to the extent a buyer fails to fulfill its assumed obligations. Uncertainties exist with respect to these warranty obligations, as units previously sold to customers approach end-of-life and settlements are reached with certain customers in connection with the Company's exit from its discontinued Commercial operation. As of December 31, 2011, the Company's warranty liability included $0.6 million for estimated future warranty costs of its discontinued Commercial operation.

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

(16) SUPPLEMENTARY INFORMATION - QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table summarizes the Company's unaudited quarterly financial data for 2011 and 2010 (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
2011:
Net sales	$48,301	$34,724	$37,402	$59,985	$180,412
Gross profit	22,087	14,543	15,797	26,032	78,459
Operating income (loss)	1,777	(2,677)	(713)	5,212	3,599
Income (loss) from continuing operations	1,121	(2,196)	281	3,295	2,501
Income (loss) from discontinued operation	485	(1,072)	(373)	(121)	(1,081)
Net income (loss)	1,606	(3,268)	(92)	3,174	1,420
Net income (loss) per share:
Basic	$0.05	$(0.11)	$—	$0.11	$0.05
Diluted	0.05	(0.11)	—	0.11	0.05

2010:
Net sales	$45,644	$30,642	$38,474	$53,690	$168,450
Gross profit	22,965	13,469	16,618	23,694	76,746
Operating income (loss)	(1,940)	(6,758)	(3,225)	2,354	(9,569)
Income (loss) from continuing operations	(2,371)	(6,994)	(2,398)	1,945	(9,818)
Loss from discontinued operation	(5,420)	(3,711)	(1,908)	(1,984)	(13,023)
Net loss	(7,791)	(10,705)	(4,306)	(39)	(22,841)
Net loss per share, basic and diluted	$(0.25)	$(0.35)	$(0.14)	$—	$(0.74)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Disclosure Controls and Procedures

As of December 31, 2011, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded as of December 31, 2011 that our disclosure controls and procedures were effective.

Management's Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the company's principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Management's Assessment

Nautilus' management, including our Chief Executive Officer and Acting Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Given the timing of the event, the following information is included in this Form 10-K pursuant to Item 1.01 of Form 8-K "Entry into a Material Definitive Agreement" in lieu of filing a Form 8-K.

On March 12, 2012, we and Bank of the West entered into a Fourth Amendment (the “Loan Amendment”) of the Credit Agreement by and between the Company and Bank of the West, dated as of March 8, 2010, as amended (the “Loan Agreement”). Under the Loan Agreement, Bank of the West provides us with up to $15.0 million in revolving credit, which is available for working capital, standby letters of credit and general corporate purposes through August 31, 2012, assuming we satisfy certain terms and conditions at the time borrowings are requested. Pursuant to the Loan Amendment, the maturity date of the Loan Agreement was extended from August 31, 2012 to December 31, 2012.

Additionally, on September 3, 2010, we issued to certain entities under common control of Sherborne Investors GP, LLC and its affiliates $6,096,996 in aggregate principal amount at maturity of our Increasing Rate Senior Discount Notes due December 31, 2012 (the “Notes”). The maturity date of the Notes is automatically extended up to 180 days in the event we extend the maturity date of the Loan Agreement. As a result of the Loan Amendment, the maturity date of the Notes was automatically extended from December 31, 2012 to May 2, 2013.

The foregoing description of the Loan Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, attached hereto as Exhibit 10.45.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the captions Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officers and Information Concerning the Board of Directors in our Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2012 (“Proxy Statement”). If the Proxy Statement is not filed with the SEC by April 30, 2012, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2012.

Item 11. Executive Compensation

The information required by this item will be set forth under the caption Executive Compensation in our Proxy Statement. If the Proxy Statement is not filed with the SEC by April 30, 2012, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption Stock Ownership in our Proxy Statement. If the Proxy Statement is not filed with the SEC by April 30, 2012, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Information Concerning the Board of Directors in our Proxy Statement. If the Proxy Statement is not filed with the SEC by April 30, 2012, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2012.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Appointment of Registered Independent Public Accounting Firm for 2011 in our Proxy Statement. If the Proxy Statement is not filed with the SEC by April 30, 2012, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See the Consolidated Financial Statements in Part II, Item 8.

(a)(2) Financial Statement Schedule

There are no financial statement schedules filed as part of this Annual Report on Form 10-K, since the required information is included in the consolidated financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

(a)(3) Exhibit Index

See the Exhibit Index beginning on page 51 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUTILUS, INC.

Date: March 15, 2012	By:	/s/ Bruce M. Cazenave
Bruce M. Cazenave
Chief Executive Officer and Director (Principal Executive Officer and Acting Principal Financial Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Bruce M. Cazenave as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2012.

Signature	Title
/s/ Bruce M. Cazenave	Chief Executive Officer and Director (Principal Executive Officer and Acting Principal Financial Officer)
Bruce M. Cazenave

*	Chairman
M. Carl Johnson, III

*	Director
Ronald P. Badie

*	Director
Richard A. Horn

*	Director
Marvin G. Siegert

*By:	/s/ Wayne M. Bolio	March 15, 2012
Wayne M. Bolio
Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Description
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

10.31	First Amendment dated November 6, 2010 to Private Label Consumer Credit Card Program Agreement, dated June 15, 2010, by and between the Company and GE Money Bank.

10.32	Merchant Agreement dated December 15, 2010, between the Company and Hy Cite Corporation [Confidential treatment has been granted with respect to a portion of this Exhibit].

10.33*	Executive Employment Agreement, dated September 21, 2007, between the Company and Wayne M. Bolio.

10.34*	Offer Letter, dated April 9, 2009, between the Company and Ryan A. Neal.

10.35
Receivables Purchase Agreement dated March 23, 2011, between the Company and Monterey Financial Services, Inc.- Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the three months ended March 31, 2011 as filed with the Commission on May 6, 2011. [Confidential treatment has been granted with respect to a portion of this Exhibit].

10.36*
Executive Separation Agreement dated April 29, 2011, between the Company and Kenneth L. Fish - Incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the three months ended March 31, 2011 as filed with the Commission on May 6, 2011.

10.37*
Severance and Employment Agreement, dated as of March 30, 2011, by and among the Company and William B. McMahon - Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K as filed with the Commission on March 31, 2011.

10.38
Third Amendment, executed July 20, 2011 and dated effective June 30, 2011, to the Credit Agreement by and between the Company and Bank of the West, dated as of March 8, 2010 - Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on July 26, 2011.

10.39
Fifth Lease Modification Agreement, dated July 25, 2011, to the Office Lease by and between Nautilus, Inc. and Columbia Tech Center, L.L.C. dated June 30, 2009 - Incorporated by reference to Exhibit 1012 to the Company's Current Report on Form 8-K as filed with the Commission on July 29, 2011.

10.40
Office Lease Agreement dated as of July 25, 2011, by and between Nautilus, Inc. and Columbia Tech Center, L.L.C. - Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the Commission on July 29, 2011.

10.41*
Executive Employment Agreement dated as of May 30, 2011, between the Company and Bruce M. Cazenave - Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the three months ended June 30, 2011 as filed with the Commission on August 11, 2011.

10.42*	Form of Restricted Stock Unit Agreement - Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the three months ended June 30, 2011 as filed with the Commission on August 11, 2011.

10.43*	Form of Restricted Stock Unit Agreement - Incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the three months ended June 30, 2011 as filed with the Commission on August 11, 2011.

10.44*
Form of Non-Employee Director Nonstatutory Stock Option Agreement - Incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the three months ended June 30, 2011 as filed with the Commission on August 11, 2011.

10.45	Fourth Amendment, dated March 12, 2012, to Credit Agreement, dated March 8, 2010, between Nautilus, Inc. and Bank of the West.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from Nautilus, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text. Information is furnished and not filed, and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Indicates management contract, compensatory agreement or arrangement, in which the Company's directors or executive officers may participate.