Form 10-Q
period 2012-03-31
NAUTILUS, INC.
filed 2012-05-09
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No  [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [x]    No  [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer  [ ]            Accelerated filer  [ ]        Non-accelerated filer  [ ]            Smaller reporting company  [x]
(do not check if a smaller
         reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The number of shares outstanding of the registrant's common stock as of April 30, 2012 was 30,784,336 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements
NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$20,397	$17,427
Trade receivables, net of allowances of $11 as of March 31, 2012 and $300 as of December 31, 2011	11,901	23,780
Inventories	13,450	11,601
Prepaids and other current assets	3,460	4,433
Income taxes receivable	678	454
Short-term notes receivable	322	317
Deferred income tax assets	77	75
Total current assets	50,285	58,087
Property, plant and equipment, net	4,724	4,405
Goodwill	2,939	2,873
Other intangible assets, net	16,204	16,716
Other assets	606	732
Total assets	$74,758	$82,813
LIABILITIES AND STOCKHOLDERS' EQUITY
Trade payables	$23,461	$28,563
Accrued liabilities	6,744	7,218
Warranty obligations, current portion	1,658	1,803
Deferred income tax liabilities	1,191	1,064
Total current liabilities	33,054	38,648
Long-term notes payable	—	5,598
Warranty obligations, non-current	214	214
Income taxes payable, non-current	3,711	3,658
Deferred income tax liabilities, non-current	1,669	1,434
Other long-term liabilities	1,310	1,308
Total liabilities	39,958	50,860
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock - no par value, 75,000 shares authorized, 30,784 and 30,747 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	5,506	5,360
Retained earnings	22,237	19,715
Accumulated other comprehensive income	7,057	6,878
Total stockholders' equity	34,800	31,953
Total liabilities and stockholders' equity	$74,758	$82,813

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three months ended March 31,
	2012	2011
Net sales	$51,262	$48,301
Cost of sales	27,357	26,214
Gross profit	23,905	22,087
Operating expenses:
Selling and marketing	16,066	14,865
General and administrative	4,010	4,692
Research and development	1,000	753
Total operating expenses	21,076	20,310
Operating income	2,829	1,777
Other income (expense):
Interest income	6	1
Interest expense	78	(119)
Other	(2)	29
Total other income (expense)	82	(89)
Income from continuing operations before income taxes	2,911	1,688
Income tax expense	264	567
Income from continuing operations	2,647	1,121
Discontinued operation:
(Loss) income from discontinued operation before income taxes	(123)	545
Income tax expense of discontinued operation	2	60
(Loss) income from discontinued operation	(125)	485
Net income	$2,522	$1,606
Income per share from continuing operations:
Basic	$0.09	$0.04
Diluted	0.09	0.04
Loss (income) per share from discontinued operation:
Basic	$(0.01)	$0.01
Diluted	(0.01)	0.01
Net income per share:
Basic	$0.08	$0.05
Diluted	0.08	0.05
Weighted average shares outstanding:
Basic	30,748	30,744
Diluted	30,839	30,760

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three months ended March 31,
	2012	2011
Net income	$2,522	$1,606
Other comprehensive income (loss), net of tax:
Foreign currency translation	179	(451)
Total comprehensive income	$2,701	$1,155

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Income from continuing operations	$2,647	$1,121
(Loss) income from discontinued operation	(125)	485
Net income	2,522	1,606
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	777	1,080
Bad debt expense	89	35
Stock-based compensation expense	57	(110)
Reduction of previously estimated asset disposal loss	(29)	(339)
Deferred income taxes, net of valuation allowances	415	474
Changes in operating assets and liabilities:
Trade receivables	11,798	8,302
Inventories	(1,835)	(529)
Prepaids and other current assets	1,009	1,753
Income taxes	(253)	23
Trade payables	(5,129)	(9,817)
Accrued liabilities, including warranty obligations	(1,268)	265
Net cash provided by operating activities	8,153	2,743
Cash flows from investing activities:
Proceeds from sale of discontinued operation	109	500
Purchases of software and equipment	(489)	(403)
Net increase in restricted cash	—	(7)
Net cash (used in) provided by investing activities	(380)	90
Cash flows from financing activities:
Repayment of long-term borrowings	(5,000)	—
Financing costs	—	(36)
Proceeds from exercise of stock options	89	—
Net cash used in financing activities	(4,911)	(36)
Effect of exchange rate changes on cash and cash equivalents	108	(527)
Net increase in cash and cash equivalents	2,970	2,270
Cash and cash equivalents, beginning of year	17,427	14,296
Cash and cash equivalents, end of period	$20,397	$16,566
Supplemental disclosure of cash flow information:
Cash paid for interest	$520	$—
Cash paid (refunded) for income taxes, net	41	(20)
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

The accompanying condensed consolidated financial statements have not been audited. Nautilus has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Further information regarding significant estimates can be found in the Company's 2011 Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position as of March 31, 2012 and December 31, 2011, and results of operations and cash flows for the three months ended March 31, 2012 and 2011. Interim results are not necessarily indicative of results for a full year. The Company's revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding the Company's operating results pertains to its continuing operations.

New Accounting Pronouncements

In the first quarter of 2012, the Company adopted Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which entities present comprehensive income in their financial statements. Since the requirements of ASU 2011-05 relate only to presentation, its adoption did not have any effect on the Company's financial position, results of operations or cash flows.

(2) DISCONTINUED OPERATION

On September 25, 2009, in light of continuing operating losses in its Commercial business and in order to focus exclusively on managing its Direct and Retail consumer businesses, the Company committed to a plan for the complete divestiture of its Commercial business, which qualified for held-for-sale accounting treatment. The Commercial business is presented as a discontinued operation in the Company's condensed consolidated statements of operations for all periods. Following is a summary of the operating results of the Company's former Commercial business for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011
Revenue	$—	$101
Operating (loss) income	$(152)	$206
Disposal gain	29	339
Income tax expense	(2)	(60)
Total (loss) income from discontinued operation	$(125)	$485

Disposal of Commercial business assets was completed in April 2011. The Company may incur additional expenses in future periods in connection with the settlement of contingencies arising from and directly related to the Commercial business prior to its disposal. For further information regarding contingencies related to the Company's former Commercial business, see Note 11, Commitments and Contingencies.

The following table summarizes liabilities for exit costs related to the discontinued operation, included in "Accrued liabilities" and "Other long-term liabilities" in the Company's condensed consolidated balance sheets (in thousands):

	Severance and Benefits	Facilities Leases	Total Liabilities
Balance as of December 31, 2011	$175	$1,929	$2,104
Accruals	—	—	—
Payments	(170)	(101)	(271)
Balance as of March 31, 2012	$5	$1,828	$1,833

(3) INVENTORIES

Inventories, net of valuation allowances, as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	As of
	March 31, 2012	December 31, 2011
Finished goods	$11,619	$9,832
Parts and components	1,831	1,769
Total inventories	$13,450	$11,601

Valuation allowances were $1.1 million and $1.0 million as of March 31, 2012 and December 31, 2011, respectively, and related primarily to excess parts inventories.

(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	Estimated Useful Life (in years)	As of
		March 31, 2012	December 31, 2011
Leasehold improvements	5 to 20	$2,570	$2,557
Computer equipment	3 to 5	36,885	36,872
Machinery and equipment	3 to 5	4,935	4,759
Furniture and fixtures	5	663	666
Work in progress [1]	N/A	1,963	1,937
Total cost		47,016	46,791
Accumulated depreciation		(42,292)	(42,386)
Total property, plant and equipment, net		$4,724	$4,405

1 Work in progress includes internal use software development and production tooling construction in progress.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	Estimated Useful Life (in years)	As of
		March 31, 2012	December 31, 2011
Goodwill	N/A	$2,939	$2,873
Other intangible assets:
Indefinite-lived trademarks	N/A	$9,052	$9,052
Patents	1 to 16	18,154	18,154
		27,206	27,206
Accumulated amortization - patents		(11,002)	(10,490)
		$16,204	$16,716

Nautilus reviews goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each year, or more frequently when events or changes in circumstances indicate the assets may be impaired. The change in goodwill since December 31, 2011 is due to currency exchange rate fluctuations between the U.S. and Canadian dollars.

(6) PRODUCT WARRANTIES

The Company's products carry limited, defined warranties for defects in materials or workmanship which, according to their terms, generally obligate Nautilus to pay the costs of supplying and shipping replacement parts to customers and, in certain instances, for labor and other costs to service products. Outstanding product warranty periods range from sixty days to the lifetime of certain product components in limited situations. Changes in the Company's product warranty liability in the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three months ended March 31,
	2012	2011
Balance, January 1	$2,017	$3,935
Accruals	540	699
Adjustments	(171)	(109)
Payments	(514)	(854)
Balance, March 31	$1,872	$3,671

As of March 31, 2012 and December 31, 2011, total outstanding obligations of the Company's discontinued Commercial operation included in product warranty liability were $0.4 million and $0.6 million, respectively.

(7) BORROWINGS

The Company has a Credit Agreement (the "Loan Agreement”) with Bank of the West that, as amended and restated on March 30, 2012, provides for a $15,750,000 maximum revolving secured credit line, which is available through March 31, 2015 for working capital, standby letters of credit and general corporate purposes. Borrowing availability under the Loan Agreement is subject to the Company's compliance with certain financial and operating covenants at the time borrowings are requested. Standby letters of credit under the Loan Agreement are treated as a reduction of the available borrowing amount and are subject to covenant testing.

The interest rate applicable to borrowings under the Loan Agreement is based on Bank of the West's base rate, floating rate or LIBOR, plus an applicable margin based on certain Company financial performance metrics. The Company's borrowing rate was 2.24% as of March 31, 2012. The Loan Agreement contains customary covenants, including minimum fixed charge coverage ratio and leverage ratio, and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lender has the option of terminating its commitment with respect to the credit line and accelerating all obligations under the Loan Agreement. Borrowings under the Loan Agreement are collateralized by substantially all of the Company's assets, including intellectual property assets.

As of March 31, 2012, the Company had no outstanding borrowings and $3.0 million in standby letters of credit issued under the Loan Agreement. As of March 31, 2012, the Company was in compliance with the financial covenants of the Loan Agreement and approximately $12.8 million was available for borrowing.

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

Pursuant to the Purchase Agreement, the Company issued to the Sherborne Purchasers $6,096,996 in aggregate principal amount at maturity of Increasing Rate Senior Discount Notes due December 31, 2012 (the “Notes”). The Notes had an original principal amount totaling $5,000,000 and an original maturity date of December 31, 2012. On March 12, 2012, the maturity date of the Notes was automatically extended under certain terms of the Purchase Agreement to May 2, 2013.

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
The Company repaid all amounts outstanding under the Notes on March 30, 2012. If all the Notes were paid on the original maturity date, the effective rate of interest over the term of the Purchase Agreement would have been approximately 8.7% per annum, which was the rate at which interest expense was accrued by the Company in periods preceding the repayment date. The actual effective rate of interest through the repayment date was approximately 6.4%.

(8) INCOME PER SHARE

Basic income per share was computed using the weighted average number of common shares outstanding. For the computation of diluted income per share, the number of basic weighted average shares outstanding was increased by dilutive potential common shares related to stock-based compensation, as determined by the treasury stock method. The weighted average numbers of shares outstanding used to compute income per share were as follows:

	Three months ended March 31,
(Number of shares in thousands)	2012	2011
Basic weighted average shares outstanding	30,748	30,744
Dilutive potential common shares	91	16
Diluted weighted average shares outstanding	30,839	30,760

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted income per share, primarily because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future.

	Three months ended March 31,
(Number of shares in thousands)	2012	2011
Stock options	987	1,009
Performance stock units	108	146
Restricted stock units	—	—

(9) STOCKHOLDERS' EQUITY

2005 Long-Term Incentive Plan

In 2005 Nautilus shareholders approved the 2005 Long-Term Incentive Plan (the “2005 Plan”) to enhance the Company's ability to attract and retain highly qualified personnel and align the long-term interests of participants with those of the shareholders. The 2005 Plan, which is administered by the Compensation Committee of the Company's Board of Directors, authorizes the Company to grant various types of stock-based awards including: stock options, stock appreciation rights, restricted stock, stock units and performance stock grants. Stock options granted under the 2005 Plan shall not have an exercise price less than the fair market value of the Company's common shares on the date of the grant. The exercise price of an option or stock appreciation right may not be reduced without shareholder approval. Stock options generally vest over four years of continuous service, commencing on the date of grant. Stock options granted after the adoption of the 2005 Plan have a seven-year contractual term. Stock options granted under the preceding plan expire after ten years.

Upon its adoption, there were approximately 4.0 million shares available for issuance under the 2005 Plan. The number of shares available for issuance is increased by any shares of common stock which were previously reserved for issuance under the Company's preceding stock option plan, and were not subject to grant on June 6, 2005, or as to which the stock based compensation award is forfeited on or after June 6, 2005. The number of shares available for issuance is reduced by (i) two shares for each share delivered in settlement of any stock appreciation rights, for each share of restricted stock, and for each stock unit or performance unit award, and (ii) one share for each share delivered in settlement of a stock option award. In no event shall more than 1.0 million aggregate shares of common stock subject to stock options, stock appreciation rights, restricted stock or performance stock unit awards be granted to any one participant in any one year under the 2005 Plan. As of March 31, 2012, 4.0 million shares remained available for future grant under the 2005 Plan.

Stock Options

In February 2012, the Company granted stock options to certain key employees. Stock option activity for the three months ended March 31, 2012 was as follows (in thousands, except exercise price and contractual life):

	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2012	1,034	8.72	3.16	$18
Granted	295	2.75
Forfeited or expired	(101)	8.59
Exercised	(37)	2.37
Options outstanding, March 31, 2012	1,191	7.43	4.66	$160
Vested and expected to vest, as of March 31, 2012	1,190	7.44	4.66	$160

Aggregate intrinsic value in the above table represents the aggregate amount, for all options, by which closing share prices exceed the exercise price of the stock options. This value will fluctuate in the future based on the fair market value of our common stock.

Stock option expense was less than $0.1 million for the three months ended March 31, 2012 and 2011, and was primarily included in general and administrative expense. The weighted average grant-date fair values of stock options granted during the three months ended March 31, 2012 was $1.90. As of March 31, 2012, the unamortized compensation expense for unvested stock options totaled approximately $0.6 million, which is expected to be recognized over a weighted average period of 2.4 years.

Stock options outstanding as of March 31, 2012 were as follows (in thousands, except contractual life and exercise price):

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$0.95 - $2.72	357	7.5	$2.35	49	$1.77
$2.85 - $2.99	284	5.9	2.93	43	2.99
$4.15 - $14.25	260	2.6	7.18	251	7.21
$15.12 - $23.15	272	1.9	17.83	272	17.83
$23.64 - $26.77	18	1.2	25.51	18	25.51
$0.95 - $26.77	1,191	4.7	7.43	633	11.59

Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2012 was as follows (in thousands, except fair value per share):

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Restricted stock units outstanding, January 1, 2012	375	$2.60
Forfeited	(59)	2.97
Restricted stock units outstanding, March 31, 2012	316	2.53

Restricted stock unit compensation expense for the three months ended March 31, 2012 was less than $0.1 million and was primarily included in general and administrative expense. No restricted stock units were granted and no related compensation expense was incurred during the three months ended March 31, 2011.

Performance Stock Units

In February 2012, the Company granted performance stock units to certain members of its executive team. The performance stock units vest based on the achievement of certain company financial performance goals established for a three-year period beginning in 2012. The number of shares that vest can range from 60% of the shares subject to the performance unit award if minimum thresholds are achieved to 150% of the shares subject to the performance unit award if maximum thresholds are achieved. Compensation expense is recognized over the estimated requisite service period based on the number of performance stock units expected to vest. Performance stock unit activity for the three months ended March 31, 2012 was as follows (in thousands, except fair value per share):

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Performance stock units outstanding, January 1, 2012	73	$2.32
Granted	70	2.85
Performance stock units outstanding, March 31, 2012	143	2.58

Performance stock unit compensation expense was less than $0.1 million for the three months ended March 31, 2012 and 2011 and is primarily included in general and administrative expense. No performance stock units were granted during the three months ended March 31, 2011.

(10) SEGMENT INFORMATION

The Company has two reportable segments - Direct and Retail. Contribution is the measure of profit or loss used by the Company's chief operating decision maker and is defined as net sales less product costs and directly attributable expenses. Directly attributable expenses include selling and marketing expenses, general and administrative expenses, and research and development expenses that are directly related to segment operations. Following is summary information by reportable segment for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011
Net sales:
Direct	$33,734	$30,254
Retail	16,639	16,963
Unallocated royalty income	889	1,084
Consolidated net sales	$51,262	$48,301
Contribution:
Direct	$3,028	$2,200
Retail	2,267	2,229
Unallocated royalty income	889	1,084
Consolidated contribution	$6,184	$5,513
Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$6,184	$5,513
Less expenses not directly related to segments:
General and administrative	(3,302)	(3,736)
Research and development	(53)	—
Other income (expense), net	82	(89)
Income tax expense	(264)	(567)
Income from continuing operations	$2,647	$1,121

(11) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements

As of March 31, 2012, the Company had approximately $3.0 million in standby letters of credit with certain vendors with expiration dates through March 2013.

The Company has long lead times for inventory purchases and, therefore, must secure factory capacity from its vendors in advance. As of March 31, 2012, the Company had approximately $16.5 million in non-cancelable market-based purchase obligations, primarily for inventory purchases expected to be received in 2012.

In the ordinary course of business, the Company enters into agreements that require it to indemnify counterparties against third-party claims. These may include: agreements under which the Company may indemnify vendors and suppliers against claims arising from use of their products or services; agreements under which the Company may indemnify customers against claims arising from their use or sale of the Company's products; real estate and equipment leases under which the Company may indemnify lessors against third-party claims relating to the use of their property; agreements with licensees or licensors under which the Company may indemnify the licensee or licensor against claims arising from their use of the Company's intellectual property or the Company's use of their intellectual property; and agreements with parties to debt arrangements under which the Company may indemnify them against claims relating to their participation in the transactions.

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. The Company holds insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to the Company's financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of March 31, 2012.

Guarantees, Commitments and Contingencies of Discontinued Operation

Prior to its divestiture, the Company's discontinued Commercial business would, from time-to-time, use third-party lease and financing arrangements to assist customers in purchasing products. While these arrangements generally were without recourse to Nautilus, in certain cases the Company offered a guarantee or other recourse provisions. The maximum contingent liability under all such recourse provisions was approximately $0.7 million as of March 31, 2012.

The Company retained certain warranty obligations in connection with its discontinued Commercial operation and remains contingently liable for certain product warranty obligations that were assumed by buyers of its Commercial business product lines to the extent a buyer fails to fulfill its assumed obligations. Uncertainties exist with respect to these warranty obligations, as units previously sold to customers approach end-of-life and settlements are reached with certain customers in connection with the Company's exit from its discontinued Commercial operation. As of March 31, 2012, the Company's warranty liability included $0.4 million for estimated future warranty costs of its discontinued Commercial operation.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). All references to the first quarter of 2012 and 2011 mean the three-month periods ended March 31, 2012 and 2011, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

As a result of the above and other factors, our period-to-period operating results may not be indicative of future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. For more information, see our discussion of Risk Factors located at Part I, Item 1A of our 2011 Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. The forward-looking statements in this Form 10-Q include, without limitation, anticipated declines in sales of strength products, anticipated sales increases of cardio-oriented products and the expectation that increased sales of the TreadClimber® product line will offset anticipated declines in sales of legacy strength products; the expectation that approval rates of consumer credit financing applications will continue at current rates; the continuance of promotional programs and the impact of such programs on profit margins; our new product development strategies; and our plans for achieving future profitability. Forward-looking statements also include any statements related to our expectations regarding future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, expenses and gross margins, profits or losses, losses from discontinued operation, settlements of warranty obligations, new product introductions, and financing and working capital requirements and resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part I, Item 1A, “Risk Factors,” in our 2011 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

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

Net sales for the first quarter of 2012 were $51.3 million, an increase of $3.0 million, or 6.1%, as compared to net sales of $48.3 million for the first quarter of 2011, primarily due to strong year over year performance in our Direct business. Net sales in our Direct segment for the first quarter of 2012 rose $3.5 million, or 11.5% compared to the 2011 first quarter, largely due to continued strong demand for our TreadClimbers. This increase was offset in part by comparably lower sales of home gyms and other strength products. Growth in TreadClimber sales continues to be driven by consumer acceptance, more effective media advertising and improved consumer credit approval rates.

Income from continuing operations was $2.6 million for the first quarter of 2012, compared to $1.1 million for the first quarter of 2011. Diluted income per share from continuing operations for the first quarter of 2012 was $0.09, compared to $0.04 per share for first quarter of 2011. The significant improvement in results of continuing operations for the first quarter of 2012 primarily reflects stronger sales, improved gross margins, and lower operating expenses as a percentage of sales, mainly due to lower general and administrative expense.
Net income for the first quarter of 2012 was $2.5 million, an improvement of $0.9 million, or 57.0%, over net income of $1.6 million for the first quarter of 2011. Diluted net income per share for the first quarter of 2012 was $0.08, as compared to $0.05 per share for the first quarter of 2011.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

The following table compares selected financial information in our condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 (unaudited and in thousands):

	Three months ended March 31,		Change
	2012	2011	$	%
Net sales	$51,262	$48,301	$2,961	6.1%
Cost of sales	27,357	26,214	1,143	4.4%
Gross profit	23,905	22,087	1,818	8.2%
Operating expenses:
Selling and marketing	16,066	14,865	1,201	8.1%
General and administrative	4,010	4,692	(682)	(14.5)%
Research and development	1,000	753	247	32.8%
Total operating expenses	21,076	20,310	766	3.8%
Operating income	2,829	1,777	1,052	59.2%
Other income (expense):
Interest income	6	1	5	n.m.
Interest expense	78	(119)	197	n.m.
Other	(2)	29	(31)	n.m.
Total other income (expense)	82	(89)	171	n.m.
Income from before income taxes	2,911	1,688	1,223	72.5%
Income tax expense	264	567	(303)	(53.4)%
Income from continuing operations	2,647	1,121	1,526	136.1%
(Loss) income from discontinued operation, net of tax	(125)	485	(610)	n.m.
Net income	$2,522	$1,606	$916	57.0%
			n.m. = not meaningful

The following table compares the net sales and gross profits of our business segments for the three months ended March 31, 2012 and 2011 (unaudited and in thousands):

	Three months ended March 31,		Change
	2012	2011	$	%
Net sales:
Direct	$33,734	$30,254	$3,480	11.5%
Retail	16,639	16,963	(324)	(1.9)%
Royalty income	889	1,084	(195)	(18.0)%
	$51,262	$48,301	$2,961	6.1%
Gross profit:
Direct	$19,064	$17,034	$2,030	11.9%
Retail	3,952	3,968	(16)	(0.4)%
Royalty income	889	1,085	(196)	(18.1)%
	$23,905	$22,087	$1,818	8.2%
Gross margin:
Direct	56.5%	56.3%	20	basis points
Retail	23.8%	23.4%	40	basis points

The following table compares the net sales of our major product lines within each business segment for the three months ended March 31, 2012 and 2011 (unaudited and in thousands):

	Three months ended March 31,		Change
	2012	2011	$	%
Direct net sales:
Cardio products(1)	$26,476	$20,770	$5,706	27.5%
Strength products(2)	7,258	9,484	(2,226)	(23.5)%
	33,734	30,254	3,480	11.5%
Retail net sales:
Cardio products(1)	10,465	10,303	162	1.6%
Strength products(2)	6,174	6,660	(486)	(7.3)%
	16,639	16,963	(324)	(1.9)%
Royalty income	889	1,084	(195)	(18.0)%
	$51,262	$48,301	$2,961	6.1%

(1) Cardio products include: TreadClimbers, treadmills, exercise bikes, ellipticals and CoreBody Reformer.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights and accessories.

Direct

Net sales for our Direct business totaled $33.7 million for the first quarter of 2012, an increase of $3.5 million, or 11.5%, compared to Direct net sales of $30.3 million for the first quarter of 2011. The comparative increase in Direct net sales reflected a $5.7 million, or 27.5%, increase in sales of cardio products, driven by continued strong demand for our TreadClimber products. We believe the higher comparable Direct net sales underscores broadening product appeal, the effectiveness of our media advertising strategy and improved consumer credit approval rates. The increase in sales of cardio products was partially offset by a $2.2 million, or 23.5%, decline in sales of strength products, primarily due to comparatively lower sales of rod-based home gyms. The decline in sales of rod-based home gyms was attributable in part to the cessation in early 2011 of U.S. television advertising for these products, as television ad spending on this mature product category was generating unsatisfactory returns. We currently market our rod-based home gyms through more cost efficient online media. We expect that increased sales of TreadClimber products will continue to more than offset anticipated declines in home gym sales through our Direct channel during the remainder of 2012.

Combined consumer credit approvals by our primary and secondary third-party U.S. financing providers increased to 30% in the first quarter of 2012 from 21% in the first quarter of 2011, primarily due to increased participation by our secondary financing providers. Management expects combined consumer credit approval rates during the remainder of 2012 to remain at approximately the same level as the first quarter of 2012.

Gross margin for our Direct business was 56.5% of net sales for the first quarter of 2012, an increase of 20 basis points compared to the first quarter of 2011. The comparative increase in Direct gross margin percent was attributable primarily to sales of certain higher margin TreadClimber models that were introduced in late 2011.

Retail

Net sales for our Retail business totaled $16.6 million for the first quarter of 2012, a decrease of $0.3 million, or 1.9%, compared to Retail net sales of $17.0 million for the first quarter of 2011. The decrease in Retail net sales was attributable primarily to lower sales of certain strength products to brick-and-mortar retailers, partially offset by higher sales to Internet-based retailers.

Gross margin for our Retail business was 23.8% of net sales for the first quarter of 2012, an increase of 40 basis points compared to the first quarter of 2011, primarily due to lower freight and warranty costs, partially offset by lower product margins for certain home gym products.

Operating Expenses

Operating expenses totaled $21.1 million for the first quarter of 2012, an increase of $0.8 million, or 3.8%, compared to operating expenses of $20.3 million for the first quarter of 2011. The increase is principally due to increased media advertising expenditures incurred in connection with higher Direct sales volume, partially offset by lower general and administrative costs.

Selling and Marketing

Selling and marketing expenses were $16.1 million for the first quarter of 2012, an increase of $1.2 million, or 8.1%, compared to the first quarter of 2011, primarily in connection with higher sales volume. As a percent of sales, selling and marketing expenses for the first quarter of 2012 increased to 31.3%, compared to 30.8% for the first quarter of 2011. Media advertising expense for our Direct business was $8.7 million for the first quarter of 2012, an increase of $1.0 million, or 12.4%, compared to the first quarter of 2011.

General and Administrative

General and administrative expenses were $4.0 million for the first quarter of 2012, a decrease of $0.7 million, or 14.5%, compared to the first quarter of 2011, primarily due to lower personnel, occupancy and depreciation expenses.

Research and Development

Research and development expenses were $1.00 million for the first quarter of 2012, an increase of $0.25 million, or 32.8%, compared to the first quarter of 2011. We expect research and development expenses to increase for the full year 2012, as compared to 2011, as we continue to invest in new product development.

Other Income and Expense

Interest Expense

Negative interest expense of $0.1 million for the first quarter of 2012 arose from the prepayment in March 2012 of our Increasing-Rate Senior Discount Notes. Early repayment of the notes resulted in a lower average effective interest rate over the term of the notes than would have applied if the notes had been held to maturity. In prior periods, we used the average effective interest rate if the notes were held to maturity in determining the amount of interest expense incurred. For more information, see "LIQUIDITY AND CAPITAL RESOURCES - Financing Arrangements."

Income Tax Expense

Income tax expense was $0.3 million for the first quarter of 2012, compared to income tax expense of $0.6 million for the first quarter of 2011. Income tax expense for the first quarter of 2012 and 2011 was primarily related to our profitable Canadian operations and an increase in deferred tax liabilities for indefinite lived tradename intangibles that cannot be used to reduce our valuation allowance in the United States.

Discontinued Operation

Our Commercial business discontinued operation resulted in a loss of $0.1 million for the first quarter of 2012, compared to income of $0.5 million for the first quarter of 2011. We completed the disposal of our former Commercial business in April 2011. We may incur additional expenses in future periods in connection with the settlement of contingencies arising from and directly related to the Commercial business prior to its disposal. Loss from discontinued operation was net of a reduction in the amount of pre-tax disposal loss previously estimated in connection with the divestiture of less than $0.1 million in the first quarter of 2012 and $0.3 million in the first quarter of 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had $20.4 million of cash and cash equivalents, compared to $17.4 million as of December 31, 2011. Cash provided by operating activities was $8.2 million for the three months ended March 31, 2012, compared to $2.7 million for the three months ended March 31, 2011. The improvement in net cash from operating activities was primarily due to improvements in collections of accounts receivable and management of trade payables. Cash provided by the reduction of trade receivables was $11.8 million for the three months ended March 31, 2012, compared to $8.3 million for the three months ended March 31, 2011. Cash used in reducing trade payables was $5.1 million for the three months ended March 31, 2012, compared to $9.8 million for the three months ended March 31, 2011. We used $1.8 million in cash during the three months ended March 31, 2012 to improve our inventory in-stock condition in order to meet our future sales expectations, compared to $0.5 million for the three months ended March 31, 2011.

Trade receivables were $11.9 million as of March 31, 2012, compared to $23.8 million at the end of 2011, reflecting seasonally lower activity with our Retail business customers. Trade payables decreased to $23.5 million as of March 31, 2012, compared to $28.6 million at December 31, 2011, due to a seasonally lower overall level of business activity between the fourth quarter of 2011 and the first quarter of 2012.

Cash used in investing activities of $0.4 million for the three months ended March 31, 2012 consisted mainly of $0.5 million used for the development of new computer software and purchases of tooling for new cardio products, partially offset by $0.1 million in proceeds from the sale of our Commercial discontinued operation.

Cash used in financing activities of $4.9 million for three months ended March 31, 2012 was primarily attributable to the early repayment of all amounts outstanding under our Increasing-Rate Senior Discount Notes.

Financing Arrangements

We have a Credit Agreement (the "Loan Agreement”) with Bank of the West that, as amended and restated on March 30, 2012, provides for a $15,750,000 million maximum revolving secured credit line, which is available through March 31, 2015 for working capital, standby letters of credit and general corporate purposes. Borrowing availability under the Loan Agreement is subject to our compliance with certain financial and operating covenants at the time borrowings are requested. Standby letters of credit under the Loan Agreement are treated as a reduction of our available borrowing amount and are subject to covenant testing.

The interest rate applicable to borrowings under the Agreement is based on Bank of the West's base rate, floating rate or LIBOR, plus an applicable margin based on certain Company financial performance metrics. Our borrowing rate was 2.24% as of March 31, 2012. The Loan Agreement contains customary covenants, including minimum fixed charge coverage ratio and leverage ratio, and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lender has the option of terminating its commitment with respect to the credit line and accelerating all obligations under the Loan Agreement. Borrowings under the Loan Agreement are collateralized by substantially all of our assets, including intellectual property assets.

As of March 31, 2012, we had no outstanding borrowings and $3.0 million in standby letters of credit issued under the Loan Agreement. As of March 31, 2012, we were in compliance with the financial covenants of the Loan Agreement and approximately $12.8 million available for borrowing.
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

Pursuant to the Purchase Agreement, we issued to the Sherborne Purchasers $6,096,996 in aggregate principal amount at maturity of Increasing Rate Senior Discount Notes due December 31, 2012 (the “Notes”). The Notes had an original principal amount totaling $5,000,000 and an original maturity date of December 31, 2012. On March 12, 2012, the maturity date of the Notes was automatically extended under certain terms of the Purchase Agreement to May 2, 2013.

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
We repaid all amounts outstanding under the Notes on March 30, 2012. If all the Notes were paid on the original maturity date, the effective rate of interest over the term of the Purchase Agreement would have been approximately 8.7% per annum, which was the rate at which we accrued interest expense in periods preceding the repayment date. The actual effective rate of interest through the repayment date was approximately 6.4%.

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

Our critical accounting policies have not changed from those discussed in our 2011 Form 10-K.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Chief Executive Officer and Acting Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a- 15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Acting Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

We are party to various legal proceedings and claims arising from normal business activities. In addition, our tax filings are subject to audit by authorities in the jurisdictions where we conduct business, which may result in assessments of additional taxes. Management believes we have adequately provided for obligations that would result from these legal and tax proceedings where it is probable that we will pay some amounts and the amounts can be reasonably estimated. In some cases, however, it is too early to predict a final outcome. Management believes that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

Item 1A.    Risk Factors

Nautilus operates in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in our 2011 Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described in our 2011 Form 10-K actually occur, our business, operating results and financial position could be adversely affected. There has not been a material change to the risk factors as set forth in our 2011 Form 10-K.

Item 6.    Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description
10.1
Amended and Restated Credit Agreement, dated March 30, 2012, between Bank of the West and Nautilus, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on April 5, 2012).

10.2*	Form of Non-Employee Director Nonstatutory Stock Option Agreement.

31.1	Certification of Principal Executive Officer and Acting Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of Principal Executive Officer and Acting Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from Nautilus, Inc.'s quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text. Information is furnished and not filed, and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

_____________

* Indicates management contract, compensatory agreement or arrangement in which the Company's directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.

Date: May 9, 2012	By:	/S/ Bruce M. Cazenave
Bruce M. Cazenave
Chief Executive Officer and Acting Principal Financial Officer