Form 10-Q
period 2012-06-30
NAUTILUS, INC.
filed 2012-08-09
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
The number of shares outstanding of the registrant's common stock as of July 31, 2012 was 30,887,294 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements
NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$16,131	$17,427
Trade receivables, net of allowances of $40 as of June 30, 2012 and $300 as of December 31, 2011	10,627	23,780
Inventories	12,591	11,601
Prepaids and other current assets	3,057	4,433
Income taxes receivable	620	454
Short-term notes receivable	243	317
Deferred income tax assets	82	75
Total current assets	43,351	58,087
Property, plant and equipment, net	5,460	4,405
Goodwill	2,859	2,873
Other intangible assets, net	15,691	16,716
Other assets	639	732
Total assets	$68,000	$82,813
LIABILITIES AND STOCKHOLDERS' EQUITY
Trade payables	$16,926	$28,563
Accrued liabilities	6,489	7,218
Warranty obligations, current portion	1,939	1,803
Deferred income tax liabilities	1,184	1,064
Total current liabilities	26,538	38,648
Long-term notes payable	—	5,598
Warranty obligations, non-current	214	214
Income taxes payable, non-current	3,555	3,658
Deferred income tax liabilities, non-current	1,665	1,434
Other long-term liabilities	1,412	1,308
Total liabilities	33,384	50,860
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock - no par value, 75,000 shares authorized, 30,878 and 30,747 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	5,742	5,360
Retained earnings	22,071	19,715
Accumulated other comprehensive income	6,803	6,878
Total stockholders' equity	34,616	31,953
Total liabilities and stockholders' equity	$68,000	$82,813

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales	$39,583	$34,724	$90,845	$83,025
Cost of sales	22,415	20,181	49,772	46,395
Gross profit	17,168	14,543	41,073	36,630
Operating expenses:
Selling and marketing	12,557	12,219	28,623	27,084
General and administrative	4,291	4,277	8,301	8,969
Research and development	919	724	1,919	1,477
Total operating expenses	17,767	17,220	38,843	37,530
Operating income (loss)	(599)	(2,677)	2,230	(900)
Other income (expense):
Interest income	7	8	13	9
Interest expense	(3)	(113)	75	(232)
Other	(84)	53	(86)	82
Total other income (expense)	(80)	(52)	2	(141)
Income (loss) from continuing operations before income taxes	(679)	(2,729)	2,232	(1,041)
Income tax expense (benefit)	(193)	(533)	71	34
Income (loss) from continuing operations	(486)	(2,196)	2,161	(1,075)
Discontinued operation:
Income (loss) from discontinued operation before income taxes	237	(1,035)	114	(490)
Income tax expense (benefit) of discontinued operation	(85)	37	(83)	97
Income (loss) from discontinued operation	322	(1,072)	197	(587)
Net income (loss)	$(164)	$(3,268)	$2,358	$(1,662)
Income (loss) per share from continuing operations:
Basic	$(0.02)	$(0.07)	$0.07	$(0.03)
Diluted	(0.02)	(0.07)	0.07	(0.03)
Income (loss) per share from discontinued operation:
Basic	$0.01	$(0.04)	$0.01	$(0.02)
Diluted	0.01	(0.04)	0.01	(0.02)
Net income (loss) per share:
Basic	$(0.01)	$(0.11)	$0.08	$(0.05)
Diluted	(0.01)	(0.11)	0.08	(0.05)
Weighted average shares outstanding:
Basic	30,878	30,745	30,878	30,745
Diluted	30,878	30,745	30,987	30,745

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(164)	$(3,268)	$2,358	$(1,662)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(254)	220	(75)	(231)
Total comprehensive income (loss)	$(418)	$(3,048)	$2,283	$(1,893)

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Income (loss) from continuing operations	$2,161	$(1,075)
Income (loss) from discontinued operation	197	(587)
Net income (loss)	2,358	(1,662)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,528	2,081
Bad debt expense reduction	(123)	(17)
Stock-based compensation expense	294	(7)
Loss on asset disposals	14	—
Reduction of previously estimated asset disposal loss	(77)	(627)
Deferred income taxes, net of valuation allowances	385	470
Changes in operating assets and liabilities:
Trade receivables	13,234	11,586
Inventories	(993)	(2,162)
Prepaids and other current assets	1,445	1,937
Income taxes	(200)	(569)
Trade payables	(11,645)	(8,530)
Accrued liabilities, including warranty obligations	(1,676)	(961)
Net cash provided by operating activities	4,544	1,539
Cash flows from investing activities:
Proceeds from sale of discontinued operation	217	1,006
Purchases of software and equipment	(1,110)	(1,884)
Net increase in restricted cash	—	351
Net cash used in investing activities	(893)	(527)
Cash flows from financing activities:
Repayment of long-term borrowings	(5,000)	—
Financing costs	—	(36)
Proceeds from exercise of stock options	89	4
Net cash provided by (used in) financing activities	(4,911)	(32)
Effect of exchange rate changes on cash and cash equivalents	(36)	(224)
Net increase in cash and cash equivalents	(1,296)	756
Cash and cash equivalents, beginning of year	17,427	14,296
Cash and cash equivalents, end of period	$16,131	$15,052
Supplemental disclosure of cash flow information:
Cash paid for interest	$524	$—
Cash refunded for income taxes, net	(119)	(20)
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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position as of June 30, 2012 and December 31, 2011, results of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011. Interim results are not necessarily indicative of results for a full year. The Company's revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

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

In July 2012, the Financial Accounting Standards Board issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends the guidance in Accounting Standards Topic 350-30, Intangibles - Goodwill and Other, on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, entities testing indefinite-lived intangible assets for impairment would have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the indefinite-lived intangible asset is not more likely than not impaired, a quantitative fair value calculation would not be needed. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The adoption of ASU 2012-02 will not affect the Company's financial position, results of operations or cash flows.

(2) DISCONTINUED OPERATION

On September 25, 2009, in light of continuing operating losses in its Commercial business and in order to focus exclusively on managing its Direct and Retail businesses, the Company committed to a plan for the complete divestiture of its Commercial business, which qualified for held-for-sale accounting treatment. The Commercial business is presented as a discontinued operation in the Company's condensed consolidated statements of operations for all periods. Following is a summary of the operating results of the Company's former Commercial business for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue	$—	$40	$—	$141
Operating income (loss)	$219	$(1,323)	$67	$(1,117)
Disposal gain	18	288	47	627
Income tax benefit (expense)	85	(37)	83	(97)
Total income (loss) from discontinued operation	$322	$(1,072)	$197	$(587)

The disposal of Commercial business assets was completed in April 2011. The Company may incur additional expenses in future periods in connection with the settlement of contingencies arising from and directly related to the Commercial business prior to its disposal. For further information regarding contingencies related to the Company's former Commercial business, see Note 10, Commitments and Contingencies.

The following table summarizes liabilities for exit costs related to the discontinued operation, included in "Accrued liabilities" and "Other long-term liabilities" in the Company's condensed consolidated balance sheets (in thousands):

	Severance and Benefits	Facilities Leases	Total Liabilities
Balance as of December 31, 2011	$175	$1,929	$2,104
Accruals	—	(390)	(390)
Payments	(173)	(218)	(391)
Balance as of June 30, 2012	$2	$1,321	$1,323

(3) INVENTORIES

Inventories, net of valuation allowances, as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	As of
	June 30, 2012	December 31, 2011
Finished goods	$10,970	$9,832
Parts and components	1,621	1,769
Total inventories	$12,591	$11,601

Valuation allowances were $1.1 million and $1.0 million as of June 30, 2012 and December 31, 2011, respectively, and related primarily to excess parts inventories.

(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	Estimated Useful Life (in years)	As of
		June 30, 2012	December 31, 2011
Leasehold improvements	5 to 20	$2,662	$2,557
Computer equipment	3 to 5	37,422	36,872
Machinery and equipment	3 to 5	5,018	4,759
Furniture and fixtures	5	438	666
Work in progress [1]	N/A	2,210	1,937
Total cost		47,750	46,791
Accumulated depreciation		(42,290)	(42,386)
Total property, plant and equipment, net		$5,460	$4,405

1 Work in progress includes internal use software development and production tooling construction in progress.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	Estimated Useful Life (in years)	As of
		June 30, 2012	December 31, 2011
Goodwill	N/A	$2,859	$2,873
Other intangible assets:
Indefinite-lived trademarks	N/A	$9,052	$9,052
Patents	1 to 16	18,154	18,154
		27,206	27,206
Accumulated amortization - patents		(11,515)	(10,490)
		$15,691	$16,716

Nautilus reviews goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each year, or more frequently when events or changes in circumstances indicate the assets may be impaired. The change in goodwill since December 31, 2011 is due to currency exchange rate fluctuations between the U.S. and Canadian dollars.

(6) PRODUCT WARRANTIES

The Company's products carry limited, defined warranties for defects in materials or workmanship which, according to their terms, generally obligate Nautilus to pay the costs of supplying and shipping replacement parts to customers and, in certain instances, for labor and other costs to service products. Outstanding product warranty periods range from sixty days to the lifetime of certain product components in limited situations. Changes in the Company's product warranty liability in the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Balance, Beginning of period	$1,872	$3,671	$2,017	$3,935
Accruals	735	320	1,275	1,019
Adjustments	—	(251)	(171)	(360)
Payments	(454)	(382)	(968)	(1,236)
Balance, June 30	$2,153	$3,358	$2,153	$3,358

Product warranty liability adjustments in 2011 primarily relate to the assignment of certain outstanding Commercial warranty obligations of the Company's former Commercial business. Total outstanding obligations of the Company's discontinued Commercial business included in product warranty liability were $0.4 million and $2.0 million as of June 30, 2012 and 2011, respectively.

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

The interest rate applicable to borrowings under the Loan Agreement is based on Bank of the West's base rate, floating rate or LIBOR, plus an applicable margin based on certain Company financial performance metrics. The Company's borrowing rate was 2.25% as of June 30, 2012. The Loan Agreement contains customary covenants, including minimum fixed charge coverage ratio and leverage ratio, and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lender has the option of terminating its commitment with respect to the credit line and accelerating all obligations under the Loan Agreement. Borrowings under the Loan Agreement are collateralized by substantially all of the Company's assets, including intellectual property assets.

As of June 30, 2012, the Company had no outstanding borrowings and $1.3 million in standby letters of credit issued under the Loan Agreement. As of June 30, 2012, the Company was in compliance with the financial covenants of the Loan Agreement and approximately $14.5 million was available for borrowing.
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

On July 19, 2011, beneficial interest in the Notes was assigned by the Sherborne Purchasers pro-rata to their respective investors in the manner permitted by the Purchase Agreement. Such assignment was made in connection with the resignation of Messrs. Bramson and McKibben from their respective positions with Nautilus on May 26, 2011, and the subsequent pro-rata distribution by certain Sherborne-affiliated entities to their respective investors of the common stock of the Company owned by such entities.
The Company repaid all amounts outstanding under the Notes on March 30, 2012. If all of the Notes were paid on the original maturity date, the effective rate of interest over the term of the Purchase Agreement would have been approximately 8.7% per annum, which was the rate at which interest expense was accrued by the Company in periods preceding the repayment date. The actual effective rate of interest through the repayment date was approximately 6.4%.

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

	Three months ended June 30,		Six months ended June 30,
(Number of shares in thousands)	2012	2011	2012	2011
Basic weighted average shares outstanding	30,878	30,745	30,878	30,745
Dilutive potential common shares (1)	—	—	109	—
Diluted weighted average shares outstanding	30,878	30,745	30,987	30,745
(1) Dilutive potential common shares omitted due to net loss	116	20	—	20

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted income per share, primarily because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future

	Three months ended June 30,		Six months ended June 30,
(Number of shares in thousands)	2012	2011	2012	2011
Stock options	1,098	1,034	1,046	1,025
Performance stock units	109	146	49	97
Restricted stock units	—	46	—	23

(9) SEGMENT INFORMATION

The Company has two reportable segments - Direct and Retail. Contribution is the measure of profit or loss used by the Company's chief operating decision maker and is defined as net sales less product costs and directly attributable expenses. Directly attributable expenses include selling and marketing expenses, general and administrative expenses, and research and development expenses that are directly related to segment operations. Following is summary information by reportable segment for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales:
Direct	$24,707	$22,455	$58,441	$52,709
Retail	14,030	11,417	30,669	28,380
Unallocated royalty income	846	852	1,735	1,936
Consolidated net sales	$39,583	$34,724	$90,845	$83,025
Contribution:
Direct	$993	$(1,022)	$4,021	$1,178
Retail	1,088	872	3,355	3,101
Unallocated royalty income	846	852	1,735	1,936
Consolidated contribution	$2,927	$702	$9,111	$6,215
Reconciliation of consolidated contribution to income (loss) from continuing operations:
Consolidated contribution	$2,927	$702	$9,111	$6,215
Less expenses not directly related to segments:
General and administrative	(3,526)	(3,379)	(6,881)	(7,115)
Other income (expense), net	(80)	(52)	2	(141)
Income tax benefit (expense)	193	533	(71)	(34)
Income (loss) from continuing operations	$(486)	$(2,196)	$2,161	$(1,075)

(10) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements

As of June 30, 2012, the Company had approximately $1.3 million in standby letters of credit with certain vendors with expiration dates through March 2013.

The Company has long lead times for inventory purchases and, therefore, must secure factory capacity from its vendors in advance. As of June 30, 2012, the Company had approximately $14.8 million in non-cancelable market-based purchase obligations, primarily for inventory purchases expected to be received in 2012.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. The Company holds insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to the Company's financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of June 30, 2012.

Guarantees, Commitments and Contingencies of Discontinued Operation

Prior to its divestiture, the Company's discontinued Commercial business would, from time-to-time, use third-party lease and financing arrangements to assist customers in purchasing products. While these arrangements generally were without recourse to Nautilus, in certain cases the Company offered a guarantee or other recourse provisions. The maximum contingent liability under all such recourse provisions was approximately $0.6 million as of June 30, 2012.

The Company retained certain warranty obligations in connection with its discontinued Commercial operation and remains contingently liable for certain product warranty obligations that were assumed by buyers of its Commercial business product lines to the extent a buyer fails to fulfill its assumed obligations. Uncertainties exist with respect to these warranty obligations, as units previously sold to customers approach end-of-life and settlements are reached with certain customers in connection with the Company's exit from the discontinued Commercial operation. As of June 30, 2012, the Company's warranty liability included $0.4 million for estimated future warranty costs of the discontinued Commercial operation.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). All references to the second quarter and first six months of 2012 and 2011 mean the three- and six-month periods ended June 30, 2012 and 2011, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. The forward-looking statements in this Form 10-Q include, without limitation, anticipated declines in sales of strength products, anticipated sales increases of cardio-oriented products and the expectation that increased sales of cardio products will offset anticipated declines in sales of strength products; the expectation that approval rates of consumer credit financing applications will continue at current rates; and the expectation that certain operating expenses will increase due to continued investment in new product development. Forward-looking statements also include any statements related to our expectations regarding future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, expenses and gross margins, profits or losses, losses from discontinued operation, settlements of warranty obligations, new product introductions, and financing and working capital requirements and resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part I, Item 1A, “Risk Factors,” in our 2011 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

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

Net sales for the second quarter of 2012 were $39.6 million, an increase of $4.9 million, or 14.0%, as compared to net sales of $34.7 million for the second quarter of 2011. Our Retail and Direct segments both reported significant year over year revenue increases for the second quarter of 2012 Net sales in our Retail segment for the second quarter of 2012 rose $2.6 million, or 22.9%, compared to the 2011 second quarter. We believe some Retail customers accelerated a portion of their purchases into the second quarter of 2012, compared to their typical buying patterns, in anticipation of an impending price increase. Net sales in our Direct segment for the second quarter of 2012 rose $2.3 million, or 10.0%, compared to the 2011 second quarter, driven by continued strong demand for our cardio products and an increase in consumer credit approval rates.

Loss from continuing operations was $0.5 million for the second quarter of 2012, compared to a loss of $2.2 million for the second quarter of 2011. Loss per diluted share from continuing operations was $(0.02) for the second quarter of 2012, compared to $(0.07) for the second quarter of 2011. The significant improvement in our results of continuing operations for the second quarter of 2012 reflected higher sales volume in both of our segments, improved Direct segment gross margin and lower total operating expenses as a percentage of sales, primarily due to reduced sales and marketing expense as a percentage of sales in our Direct segment.
Net loss for the second quarter of 2012 was $0.2 million, an improvement of $3.1 million, or 95.0%, over net loss of $3.3 million for the second quarter of 2011. Net loss per diluted share was $(0.01) for the second quarter of 2012, compared to $(0.11) for the second quarter of 2011.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

The following table compares selected financial information in our condensed consolidated statements of operations for the three months ended June 30, 2012 and 2011 (unaudited and in thousands):

	Three months ended June 30,		Change
	2012	2011	$	%
Net sales	$39,583	$34,724	$4,859	14.0%
Cost of sales	22,415	20,181	2,234	11.1%
Gross profit	17,168	14,543	2,625	18.0%
Operating expenses:
Selling and marketing	12,557	12,219	338	2.8%
General and administrative	4,291	4,277	14	0.3%
Research and development	919	724	195	26.9%
Total operating expenses	17,767	17,220	547	3.2%
Operating loss	(599)	(2,677)	2,078	77.6%
Other income (expense):
Interest income	7	8	(1)
Interest expense	(3)	(113)	110
Other	(84)	53	(137)
Total other expense, net	(80)	(52)	(28)
Loss from continuing operations before income taxes	(679)	(2,729)	2,050	75.1%
Income tax benefit	(193)	(533)	340
Loss from continuing operations	(486)	(2,196)	1,710	77.9%
Loss from discontinued operation, net of income taxes	322	(1,072)	1,394
Net loss	$(164)	$(3,268)	$3,104	95.0%

The following table compares the net sales, cost of sales and gross profits of our business segments for the three months ended June 30, 2012 and 2011 (unaudited and in thousands):

	Three months ended June 30,		Change
	2012	2011	$	%
Net sales:
Direct	$24,707	$22,455	$2,252	10.0%
Retail	14,030	11,417	2,613	22.9%
Royalty income	846	852	(6)	(0.7)%
	$39,583	$34,724	$4,859	14.0%
Cost of sales:
Direct	$11,084	$11,236	$(152)	(1.4)%
Retail	11,331	8,944	2,387	26.7%
Royalty income	—	1	(1)
	$22,415	$20,181	$2,234	11.1%
Gross profit:
Direct	$13,623	$11,219	$2,404	21.4%
Retail	2,699	2,473	226	9.1%
Royalty income	846	851	(5)	(0.6)%
	$17,168	$14,543	$2,625	18.0%
Gross margin:
Direct	55.1%	50.0%	510	basis points
Retail	19.2%	21.7%	(250)	basis points

The following table compares the net sales of our major product lines within each business segment for the three months ended June 30, 2012 and 2011 (unaudited and in thousands):

	Three months ended June 30,		Change
	2012	2011	$	%
Direct net sales:
Cardio products(1)	$19,466	$14,678	$4,788	32.6%
Strength products(2)	5,241	7,777	(2,536)	(32.6)%
	24,707	22,455	2,252	10%
Retail net sales:
Cardio products(1)	7,101	6,261	840	13.4%
Strength products(2)	6,929	5,156	1,773	34.4%
	14,030	11,417	2,613	22.9%
Royalty income	846	852	(6)	(0.7)%
	$39,583	$34,724	$4,859	14.0%

(1) Cardio products include: TreadClimbers, treadmills, exercise bikes, ellipticals and CoreBody Reformer.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights and accessories.

Direct

Net sales for our Direct business totaled $24.7 million for the second quarter of 2012, an increase of $2.3 million, or 10.0%, compared to $22.5 million for the second quarter of 2011. The comparative increase in Direct sales reflected a $4.8 million, or 32.6%, increase in sales of cardio products, driven by continued strong demand for our cardio products. We believe the year over year improvement in Direct sales underscores broadening product appeal, the effectiveness of our media advertising strategy and improved consumer credit approval rates. The increase in Direct sales of cardio products was partially offset by a $2.5 million, or 32.6%, decline in Direct sales of strength products, including a significant decline in sales of rod-based home gyms. The decline in sales of rod-based home gyms was attributable in part to the cessation of U.S. television advertising for these products, as television ad spending on this mature product category was generating unsatisfactory returns. We currently market our rod-based home gyms through more cost efficient online media. We expect that increased sales of cardio products will continue to more than offset anticipated declines in sales of strength products through our Direct channel during the remainder of 2012.

Combined consumer credit approvals by our primary and secondary third-party U.S. financing providers increased to 30% in the second quarter of 2012 from 24% in the second quarter of 2011, primarily due to increased participation by our financing providers. Management expects combined consumer credit approval rates during the remainder of 2012 to remain at approximately the same level as the second quarter of 2012.

Cost of sales for our Direct business decreased slightly to $11.1 million for the second quarter of 2012, compared to $11.2 million for the second quarter of 2011. Included in the $0.1 million decrease in Direct cost of sales was a decrease in product costs of approximately $1.3 million, which was largely offset by a $1.2 million net increase in costs, primarily attributable to higher sales volume in the second quarter of 2012.

Gross margin for our Direct business was 55.1% of net sales for the second quarter of 2012, an increase of 510 basis points compared to the second quarter of 2011. The increase in Direct gross margin was primarily attributable to a shift in sales toward higher margin cardio products in the second quarter of 2012, compared to the same period last year.

Retail

Net sales for our Retail business totaled $14.0 million for the second quarter of 2012, an increase of $2.6 million, or 22.9%, compared to $11.4 million for the second quarter of 2011. As previously disclosed, in the first half of 2012, we took various steps to stabilize declining gross margins in our Retail business.  These steps included a price increase for the second half of 2012, which we believe resulted in some Retail customers accelerating a portion of their purchases into the second quarter of 2012, compared to their typical buying patterns.

Cost of sales for our Retail business increased by 26.7% to $11.3 million for the second quarter of 2012, compared to $8.9 million for the second quarter of 2011. Of the $2.4 million increase in Retail cost of sales, approximately $1.7 million was attributable to higher sales volume in the second quarter of 2012 and $0.7 million was primarily due to increased product costs paid to our suppliers for certain models.

Gross margin for our Retail business was 19.2% of net sales for the second quarter of 2012, a decrease of 250 basis points compared to the second quarter of 2011, primarily due to higher product costs paid to our suppliers for certain models.

Operating Expenses

Operating expenses increased by 3.2% to $17.8 million for the second quarter of 2012, compared to $17.2 million for the second quarter of 2011. The $0.5 million increase in operating expenses consisted of a $0.3 million increase in selling and marketing expense and a $0.2 million increase in research and development expense as we increased our investment in new product development resources and capabilities.

Selling and Marketing

Selling and marketing expense was $12.6 million for the second quarter of 2012, an increase of $0.3 million, or 2.8%, compared to the second quarter of 2011. As a percent of sales, selling and marketing expense declined to 31.7% for the second quarter of 2012, compared to 35.2% for the second quarter of 2011. Media advertising expense of our Direct business is the largest component of selling and marketing expense. Media advertising expense was $6.4 million for the second quarter of 2012, an increase of $0.1 million, or 2.1%, compared to the second quarter of 2011. In addition, call center and internet marketing costs each increased by $0.1 million in the second quarter of 2012, compared to the same period last year.

General and Administrative

General and administrative expense of $4.3 million for the second quarter of 2012 was essentially unchanged from the second quarter of 2011.

Research and Development

Research and development expense was $0.9 million for the second quarter of 2012, an increase of $0.2 million, or 26.9%, compared to the second quarter of 2011. We expect research and development expense to increase for the full year 2012, compared to 2011, as we continue to invest in new product development.

Income Tax Benefit

Income tax benefit was $0.2 million and $0.5 million for the second quarters of 2012 and 2011, respectively. Income tax benefit for the second quarter of 2012 was primarily related to the expiration of statutes of limitation applicable to our liabilities for uncertain tax positions in certain jurisdictions. Income tax benefit for the second quarter of 2011 was attributable to our pre-tax loss for the period.

Discontinued Operation

We completed the disposal of our former Commercial business, reported as a discontinued operation, in April 2011. Income from discontinued operation was $0.3 million for the second quarter of 2012, compared to loss from discontinued operation of $1.1 million for the second quarter of 2011. Income from discontinued operation for the second quarter of 2012 related to the favorable settlement of certain previously estimated liabilities of the Commercial business that were outstanding prior to its disposal. In the second quarter of 2011, we settled certain outstanding contingencies related to completed asset disposal transactions and, accordingly, we decreased by $0.3 million the amount of disposal loss we had previously estimated, which reduced the amount of our loss from discontinued operation. Disposal loss adjustments in the second quarter of 2012 were not significant. We may incur additional expenses in future periods in connection with the settlement of contingencies arising from and directly related to the Commercial business prior to its disposal.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

The following table compares selected financial information in our condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011 (unaudited and in thousands

	Six months ended June 30,		Change
	2012	2011	$	%
Net sales	$90,845	$83,025	$7,820	9.4%
Cost of sales	49,772	46,395	3,377	7.3%
Gross profit	41,073	36,630	4,443	12.1%
Operating expenses:
Selling and marketing	28,623	27,084	1,539	5.7%
General and administrative	8,301	8,969	(668)	(7.4)%
Research and development	1,919	1,477	442	29.9%
Total operating expenses	38,843	37,530	1,313	3.5%
Operating income (loss)	2,230	(900)	3,130	n.m.
Other income (expense):
Interest income	13	9	4
Interest expense	75	(232)	307
Other	(86)	82	(168)
Total other income (expense), net	2	(141)	143
Income (loss) from continuing operations before income taxes	2,232	(1,041)	3,273	n.m.
Income tax expense	71	34	37
Income (loss) from continuing operations	2,161	(1,075)	3,236	n.m.
Income (loss) from discontinued operation, net of income taxes	197	(587)	784
Net income (loss)	$2,358	$(1,662)	$4,020	n.m.
			n.m. = not meaningful

The following table compares the net sales, cost of sales and gross profits of our business segments for the six months ended June 30, 2012 and 2011 (unaudited and in thousands):

	Six months ended June 30,		Change
	2012	2011	$	%
Net sales:
Direct	$58,441	$52,709	$5,732	10.9%
Retail	30,669	28,380	2,289	8.1%
Royalty income	1,735	1,936	(201)	(10.4)%
	$90,845	$83,025	$7,820	9.4%
Cost of sales:
Direct	$25,754	$24,456	$1,298	5.3%
Retail	24,018	21,939	2,079	9.5%
Royalty income	—	—	—
	$49,772	$46,395	$3,377	7.3%
Gross profit:
Direct	$32,687	$28,253	$4,434	15.7%
Retail	6,651	6,441	210	3.3%
Royalty income	1,735	1,936	(201)	(10.4)%
	$41,073	$36,630	$4,443	12.1%
Gross margin:
Direct	55.9%	53.6%	230	basis points
Retail	21.7%	22.7%	(100)	basis points

The following table compares the net sales of our major product lines within each business segment for the six months ended June 30, 2012 and 2011 (unaudited and in thousands):

	Six months ended June 30,		Change
	2012	2011	$	%
Direct net sales:
Cardio products(1)	$45,942	$35,263	$10,679	30.3%
Strength products(2)	12,499	17,446	(4,947)	(28.4)%
	58,441	52,709	5,732	10.9%
Retail net sales:
Cardio products(1)	17,566	16,748	818	4.9%
Strength products(2)	13,103	11,632	1,471	12.6%
	30,669	28,380	2,289	8.1%
Royalty income	1,735	1,936	(201)	(10.4)%
	$90,845	$83,025	$7,820	9.4%

(1) Cardio products include: TreadClimbers, treadmills, exercise bikes, ellipticals and CoreBody Reformer.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights and accessories.

Direct

Net sales for our Direct business totaled $58.4 million for the first six months of 2012, an increase of $5.7 million, or 10.9%, compared to $52.7 million for the first six months of 2011. The comparative increase in Direct sales reflected a $10.7 million, or 30.3%, increase in sales of cardio products. We believe the year over year improvement in Direct sales underscores broadening product appeal, the effectiveness of our media advertising strategy and improved consumer credit approval rates. The increase in Direct sales of cardio products was partially offset by a $4.9 million, or 28.4%, decline in Direct sales of strength products, including a significant decline in sales of rod-based home gyms. The decline in sales of rod-based home gyms was attributable in part to the cessation of U.S. television advertising for these products, as television ad spending on this mature product category was generating unsatisfactory returns. We currently market our rod-based home gyms through more cost efficient online media. We expect that increased sales of cardio products will continue to more than offset anticipated declines in sales of strength products through our Direct channel during the remainder of 2012.

Combined consumer credit approvals by our primary and secondary third-party U.S. financing providers increased to 30% in the first six months of 2012 from 24% in the first six months of 2011, primarily due to increased participation by our financing providers. Management expects combined consumer credit approval rates during the remainder of 2012 to remain at approximately the same level as the first six months of 2012.

Cost of sales for our Direct business increased by 5.3% to $25.8 million for the first six months of 2012, compared to $24.5 million for the first six months of 2011. Included in the $1.3 million increase in Direct cost of sales was a $2.3 million increase attributable to higher sales volume in the first six months of 2012, partially offset by a $1.0 million net cost decrease, primarily related to lower product costs.

Gross margin for our Direct business was 55.9% of net sales for the first six months of 2012, an increase of 230 basis points compared to the first six months of 2011. The increase in Direct gross margin percent was primarily attributable to a shift in sales toward higher margin cardio products in the first six months of 2012, compared to the same period last year.

Retail

Net sales for our Retail business totaled $30.7 million for the first six months of 2012, an increase of $2.3 million, or 8.1%, compared to $28.4 million for the first six months of 2011. As previously disclosed, in the first half of 2012, we took various steps to stabilize declining gross margins in our Retail business. These steps included a price increase for the second half of 2012, which we believe resulted in some Retail customers accelerating a portion of their purchases into the second quarter of 2012, compared to their typical buying patterns.

Retail cost of sales increased by 9.5% to $24.0 million for the first six months of 2012, compared to $21.9 million for the first six months of 2011. Of the $2.1 million increase in Retail cost of sales, approximately $1.5 million was attributable to higher sales volume in the first six months of 2012 and $0.6 million was primarily due to higher product costs paid to our suppliers for certain models.

Gross margin for our Retail business was 21.7% of net sales for the first six months of 2012, a decrease of 100 basis points compared to the first six months of 2011, primarily due to higher product costs paid to our suppliers for certain models.

Operating Expenses

Operating expenses increased by 3.5% to $38.8 million for the first six months of 2012, compared to $37.5 million for the first six months of 2011. Included in the $1.3 million increase in operating expenses was a $1.5 million increase in selling and marketing expense, primarily due to higher media advertising expense, and a $0.4 million increase in research and development expense, partially offset by a $0.7 million decrease in general and administrative expense.

Selling and Marketing

Selling and marketing expense was $28.6 million for the first six months of 2012, an increase of $1.5 million, or 5.7%, compared to the first six months of 2011, primarily due to higher media advertising expense. As a percent of sales, selling and marketing expense for the first six months of 2012 decreased to 31.5%, compared to 32.6% for the first six months of 2011. Media advertising expense of our Direct business is the largest component of selling and marketing expense. Media advertising expense was $15.1 million for the first six months of 2012, an increase of $1.0 million, or 7.1%, compared to the first six months of 2011.

General and Administrative

General and administrative expense was $8.3 million for the first six months of 2012, a decrease of $0.7 million, or 7.4%, compared to the first six months of 2011, primarily due to declines of $0.3 million each in personnel costs and depreciation expense.

Research and Development

Research and development expense was $1.9 million for the first six months of 2012, an increase of $0.4 million, or 29.9%,

compared to the first six months of 2011. We expect research and development expense to increase for the full year 2012, as compared to 2011, as we continue to invest in new product development.

Other Income and Expense

Interest Expense

Negative interest expense of $0.1 million for the first six months of 2012 arose from the prepayment in March 2012 of our Increasing-Rate Senior Discount Notes. Early repayment of the notes resulted in a lower average effective interest rate over the term of the notes than would have applied if the notes had been held to maturity. In periods preceding the repayment date, we used the average effective interest rate as if the notes were held to maturity in determining the amount of interest expense incurred. For more information, see "LIQUIDITY AND CAPITAL RESOURCES - Financing Arrangements."

Income Tax Expense

Income tax expense of $0.1 million for the first six months of 2012 was primarily related to increases in the amount of our deferred tax liability for indefinite lived tradename intangible assets that cannot be used to reduce our valuation allowance in the United States. Income tax expense for the first six months of 2011 was not significant.

Discontinued Operation

We completed the disposal of our former Commercial business, reported as a discontinued operation, in April 2011. Income from discontinued operation was $0.2 million for the first six months of 2012, compared to loss from discontinued operation of $0.6 million for the first six months of 2011. Income for the first six months of 2012 related to the favorable settlement of certain previously estimated liabilities of the Commercial business that were outstanding prior to its disposal. In the first six months of 2011, we settled certain outstanding contingencies related to completed asset disposal transactions and, accordingly, we decreased by $0.6 million the amount of disposal loss we had previously estimated, which reduced the amount of our loss from discontinued operation. Disposal loss adjustments in the first six months of 2012 were not significant. We may incur additional expenses in future periods in connection with the settlement of contingencies arising from and directly related to the Commercial business prior to its disposal.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had $16.1 million of cash and cash equivalents, compared to $17.4 million as of December 31, 2011. Cash provided by operating activities was $4.5 million for the six months ended June 30, 2012, compared to $1.5 million for the six months ended June 30, 2011. The improvement in cash flows from operating activities was primarily due to net income of $2.4 million for the six months ended June 30, 2012, compared to net loss of $1.7 million for the six months ended June 30, 2011. In addition, cash provided by the reduction of trade receivables was $13.2 million for the six months ended June 30, 2012, compared to $11.6 million for the six months ended June 30, 2011. During the six months ended June 30, 2012, we used $1.0 million in cash to improve our inventory in-stock condition in order to meet our future sales expectations, compared to $2.2 million for the six months ended June 30, 2011.

These contributions to the improvement in our operating cash flows were partially offset by an increase in the amount of cash used in reducing trade payables. Cash used in reducing trade payables was $11.6 million for the six months ended June 30, 2012, compared to $8.5 million for the six months ended June 30, 2011.

Trade receivables were $10.6 million as of June 30, 2012, compared to $23.8 million at the end of 2011, reflecting seasonally lower activity with our Retail business customers. Trade payables decreased to $16.9 million as of June 30, 2012, compared to $28.6 million at December 31, 2011, due to the seasonally lower level of business activity between the fourth quarter of 2011 and the second quarter of 2012.

Cash used in investing activities of $0.9 million for the six months ended June 30, 2012 consisted of $1.1 million used for the development of new computer software and purchases of tooling for new cardio products, partially offset by $0.2 million in proceeds from the sale of our Commercial discontinued operation.

Cash used in financing activities of $4.9 million for six months ended June 30, 2012 was primarily attributable to the early repayment of all amounts outstanding under our Increasing-Rate Senior Discount Notes.

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

The interest rate applicable to borrowings under the Agreement is based on Bank of the West's base rate, floating rate or LIBOR, plus an applicable margin based on certain Company financial performance metrics. Our borrowing rate was 2.25% as of June 30, 2012. The Loan Agreement contains customary covenants, including minimum fixed charge coverage ratio and leverage ratio, and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lender has the option of terminating its commitment with respect to the credit line and accelerating all obligations under the Loan Agreement. Borrowings under the Loan Agreement are collateralized by substantially all of our assets, including intellectual property assets.

As of June 30, 2012, we had no outstanding borrowings and $1.3 million in standby letters of credit issued under the Loan Agreement. As of June 30, 2012, we were in compliance with the financial covenants of the Loan Agreement and approximately $14.5 million was available for borrowing.
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

On July 19, 2011, beneficial interest in the Notes was assigned by the Sherborne Purchasers pro-rata to their respective investors in the manner permitted by the Purchase Agreement. Such assignment was made in connection with the resignation of Messrs. Bramson and McKibben from their respective positions with Nautilus on May 26, 2011, and the subsequent pro-rata distribution by certain Sherborne-affiliated entities to their respective investors of our common stock owned by such entities.
We repaid all amounts outstanding under the Notes on March 30, 2012. If all of the Notes were paid on the original maturity date, the effective rate of interest over the term of the Purchase Agreement would have been approximately 8.7% per annum, which was the rate at which we accrued interest expense in periods preceding the repayment date. The actual effective rate of interest through the repayment date was approximately 6.4%.

Commitments and Contingencies

For a description of our commitments and contingencies, refer to Note 10 to our condensed consolidated financial statements in Item 1 of this Form 10-Q.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Chief Executive Officer and Acting Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a- 15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, our management, including the Chief Executive Officer and Acting Principal Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

We operate in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in our 2011 Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described in our 2011 Form 10-K actually occur, our business, operating results and financial position could be adversely affected. There has not been a material change to the risk factors as set forth in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2012	—	$—	—	—
May 1 to May 31, 2012	—	—	—	—
June 1 to June 30, 2012	1,634	3.31	—	—
Total	1,634	3.31	—	—
(1)  Consists of shares withheld from delivery upon settlement of the vesting portion of a restricted stock unit award made granted to Bruce M. Cazenave, our Chief Executive Officer.  We will withhold from the settlement of each monthly vesting portion of the award the number of shares sufficient to satisfy Mr. Cazenave's tax withholding obligation incident to such vesting, unless Mr. Cazenave should first elect to satisfy the tax obligation by cash payment to us.  We do not have any publicly announced equity securities repurchase plans or programs.

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

101
The following financial statements from Nautilus, Inc.'s quarterly report on Form 10-Q for the three and six months ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited). Information is furnished and not filed, and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

_____________

* Indicates management contract, compensatory agreement or arrangement in which the Company's directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.

Date: August 8, 2012	By:	/S/ Bruce M. Cazenave
Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer)