Form 10-Q
period 2012-09-30
NAUTILUS, INC.
filed 2012-11-09
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
The number of shares outstanding of the registrant's common stock as of October 31, 2012 was 30,908,420 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements
NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$15,209	$17,427
Trade receivables, net of allowances of $176 as of September 30, 2012 and $300 as of December 31, 2011	11,735	23,780
Inventories	16,900	11,601
Prepaids and other current assets	4,482	4,433
Income taxes receivable	582	454
Short-term notes receivable	163	317
Deferred income tax assets	86	75
Total current assets	49,157	58,087
Property, plant and equipment, net	5,811	4,405
Goodwill	2,979	2,873
Other intangible assets, net	15,178	16,716
Other assets	711	732
Total assets	$73,836	$82,813
LIABILITIES AND STOCKHOLDERS' EQUITY
Trade payables	$21,117	$28,563
Accrued liabilities	7,110	7,218
Warranty obligations, current portion	1,848	1,803
Deferred income tax liabilities	1,158	1,064
Total current liabilities	31,233	38,648
Long-term notes payable	—	5,598
Warranty obligations, non-current	214	214
Income taxes payable, non-current	2,891	3,658
Deferred income tax liabilities, non-current	1,660	1,434
Other long-term liabilities	2,057	1,308
Total liabilities	38,055	50,860
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock - no par value, 75,000 shares authorized, 30,896 and 30,747 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	5,901	5,360
Retained earnings	23,023	19,715
Accumulated other comprehensive income	6,857	6,878
Total stockholders' equity	35,781	31,953
Total liabilities and stockholders' equity	$73,836	$82,813

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales	$38,052	$37,402	$128,897	$120,427
Cost of sales	19,511	21,605	69,283	68,000
Gross profit	18,541	15,797	59,614	52,427
Operating expenses:
Selling and marketing	12,434	11,517	41,057	38,601
General and administrative	4,371	4,134	12,672	13,103
Research and development	1,038	859	2,957	2,336
Total operating expenses	17,843	16,510	56,686	54,040
Operating income (loss)	698	(713)	2,928	(1,613)
Other income (expense):
Interest income	3	5	16	14
Interest expense	(9)	(116)	66	(348)
Other	(101)	(65)	(187)	17
Total other expense	(107)	(176)	(105)	(317)
Income (loss) from continuing operations before income taxes	591	(889)	2,823	(1,930)
Income tax benefit	(625)	(1,170)	(554)	(1,136)
Income (loss) from continuing operations	1,216	281	3,377	(794)
Discontinued operation:
Loss from discontinued operation before income taxes	(281)	(19)	(167)	(509)
Income tax expense (benefit) of discontinued operation	(16)	354	(99)	451
Loss from discontinued operation	(265)	(373)	(68)	(960)
Net income (loss)	$951	$(92)	$3,309	$(1,754)
Income (loss) per share from continuing operations:
Basic	$0.04	$0.01	$0.11	$(0.03)
Diluted	0.04	0.01	0.11	(0.03)
Loss per share from discontinued operation:
Basic	$(0.01)	$(0.01)	$—	$(0.03)
Diluted	(0.01)	(0.01)	—	(0.03)
Net income (loss) per share:
Basic	$0.03	$—	$0.11	$(0.06)
Diluted	0.03	—	0.11	(0.06)
Weighted average shares outstanding:
Basic	30,892	30,747	30,892	30,746
Diluted	30,943	30,747	31,010	30,746

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$951	$(92)	$3,309	$(1,754)
Other comprehensive income (loss), net of tax:
Foreign currency translation	54	(397)	(21)	(628)
Total comprehensive income (loss)	$1,005	$(489)	$3,288	$(2,382)

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Income (loss) from continuing operations	$3,377	$(794)
Loss from discontinued operation	(68)	(960)
Net income (loss)	3,309	(1,754)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,406	3,036
Bad debt expense reduction	(16)	(84)
Stock-based compensation expense	453	151
Loss on asset disposals	14	57
Reduction of previously estimated asset disposal loss	(86)	(933)
Deferred income taxes, net of valuation allowances	333	452
Changes in operating assets and liabilities:
Trade receivables	12,024	7,969
Inventories	(5,278)	(2,972)
Prepaids and other current assets	(41)	1,325
Income taxes	(169)	(1,034)
Trade payables	(7,459)	(6,731)
Accrued liabilities, including warranty obligations	(1,223)	(1,033)
Net cash provided by operating activities	4,267	(1,551)
Cash flows from investing activities:
Proceeds from sale of assets of discontinued operation	310	1,042
Purchases of software and equipment	(1,742)	(2,098)
Net decrease in restricted cash	—	351
Net cash used in investing activities	(1,432)	(705)
Cash flows from financing activities:
Repayment of long-term borrowings	(5,000)	—
Financing costs	—	(36)
Proceeds from exercise of stock options	89	4
Net cash used in financing activities	(4,911)	(32)
Effect of exchange rate changes on cash and cash equivalents	(142)	(490)
Net (decrease) increase in cash and cash equivalents	(2,218)	(2,778)
Cash and cash equivalents, beginning of year	17,427	14,296
Cash and cash equivalents, end of period	$15,209	$11,518
Supplemental disclosure of cash flow information:
Cash paid for interest	$533	$—
Cash refunded for income taxes, net	(97)	(164)
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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company's financial position as of September 30, 2012 and December 31, 2011, results of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011. Interim results are not necessarily indicative of results for a full year. The Company's revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

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

In July 2012, the Financial Accounting Standards Board issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2011-02"), which amends the guidance in Accounting Standards Topic 350-30, Intangibles - Goodwill and Other, on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, entities testing indefinite-lived intangible assets for impairment would have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the indefinite-lived intangible asset is not more likely than not impaired, a quantitative fair value calculation would not be needed. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The adoption of ASU 2012-02 will not affect the Company's financial position, results of operations or cash flows.

(2) DISCONTINUED OPERATION

On September 25, 2009, in light of continuing operating losses in its Commercial business and in order to focus exclusively on managing its Direct and Retail businesses, the Company committed to a plan for the complete divestiture of its Commercial business, which qualified for held-for-sale accounting treatment. The Commercial business is presented as a discontinued operation in the Company's condensed consolidated statements of operations for all periods. Following is a summary of the operating results of the Company's former Commercial business for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$—	$—	$—	$84
Operating loss	$(290)	$(313)	$(223)	$(1,430)
Disposal gain	9	294	56	921
Income tax benefit (expense)	16	(354)	99	(451)
Total loss from discontinued operation	$(265)	$(373)	$(68)	$(960)

The disposal of Commercial business assets was completed in April 2011. The Company is currently in the process of liquidating the foreign subsidiaries formerly associated with the Commercial business. Upon the substantial completion of the liquidation, the amount of the accumulated translation adjustment component of equity associated with the entities will be removed as a separate component of equity and reported as a gain or loss of the discontinued operation.

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

The following table summarizes liabilities for exit costs related to the discontinued operation, included in "Accrued liabilities" and "Other long-term liabilities" in the Company's condensed consolidated balance sheets (in thousands):

	Severance and Benefits	Facilities Leases	Total Liabilities
Balance as of December 31, 2011	$175	$1,929	$2,104
Adjustments	—	(390)	(390)
Payments	(175)	(343)	(518)
Balance as of September 30, 2012	$—	$1,196	$1,196

(3) INVENTORIES

Inventories, net of valuation allowances, as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	As of
	September 30, 2012	December 31, 2011
Finished goods	$15,036	$9,832
Parts and components	1,864	1,769
Total inventories	$16,900	$11,601

Valuation allowances were $0.8 million and $1.0 million as of September 30, 2012 and December 31, 2011, respectively, and related primarily to excess parts inventories.

(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	Estimated Useful Life (in years)	As of
		September 30, 2012	December 31, 2011
Leasehold improvements	5 to 20	$2,687	$2,557
Computer equipment	3 to 5	37,479	36,872
Machinery and equipment	3 to 5	5,032	4,759
Furniture and fixtures	5	498	666
Work in progress [1]	N/A	2,745	1,937
Total cost		48,441	46,791
Accumulated depreciation		(42,630)	(42,386)
Total property, plant and equipment, net		$5,811	$4,405

1 Work in progress includes internal use software development and production tooling construction in progress.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	Estimated Useful Life (in years)	As of
		September 30, 2012	December 31, 2011
Goodwill	N/A	$2,979	$2,873
Other intangible assets:
Indefinite-lived trademarks	N/A	$9,052	$9,052
Patents	1 to 16	18,154	18,154
		27,206	27,206
Accumulated amortization - patents		(12,028)	(10,490)
		$15,178	$16,716

Nautilus reviews goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each year, or more frequently when events or changes in circumstances indicate the assets may be impaired. The change in goodwill since December 31, 2011 is due to currency exchange rate fluctuations between the U.S. and Canadian dollars.

(6) PRODUCT WARRANTIES

The Company's products carry limited, defined warranties for defects in materials or workmanship which, according to their terms, generally obligate Nautilus to pay the costs of supplying and shipping replacement parts to customers and, in certain instances, for labor and other costs to service products. Outstanding product warranty periods range from sixty days to the lifetime of certain product components in limited situations. Changes in the Company's product warranty liability in the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Balance, Beginning of period	$2,153	$3,358	$2,017	$3,935
Accruals	370	606	1,645	1,625
Adjustments	—	(370)	(171)	(730)
Payments	(460)	(1,422)	(1,428)	(2,658)
Balance, September 30	$2,063	$2,172	$2,063	$2,172

Product warranty liability adjustments in 2011 primarily related to the assignment of certain outstanding Commercial warranty obligations of the Company's former Commercial business. Total outstanding obligations of the Company's former Commercial business included in product warranty liability were $0.4 million and $0.8 million as of September 30, 2012 and 2011, respectively.

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

The interest rate applicable to borrowings under the Loan Agreement is based on either, at the Company's discretion, Bank of the West's base rate, floating rate or LIBOR, plus an applicable margin based on certain Company financial performance metrics. The Company's borrowing rate was 2.00% as of September 30, 2012. The Loan Agreement contains customary covenants, including minimum fixed charge coverage ratio and leverage ratio, and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lender has the option of terminating its commitment with respect to the credit line and accelerating all obligations under the Loan Agreement. Borrowings under the Loan Agreement are collateralized by substantially all of the Company's assets, including intellectual property assets.

As of September 30, 2012, the Company had no outstanding borrowings and $1.3 million in standby letters of credit issued under the Loan Agreement. As of September 30, 2012, the Company was in compliance with the financial covenants of the Loan Agreement and approximately $14.5 million was available for borrowing.
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

	Three months ended September 30,		Nine months ended September 30,
(Number of shares in thousands)	2012	2011	2012	2011
Basic weighted average shares outstanding	30,892	30,747	30,892	30,746
Dilutive potential common shares (1)	51	—	118	—
Diluted weighted average shares outstanding	30,943	30,747	31,010	30,746
(1) Dilutive potential common shares omitted due to net loss	—	5	—	25

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted income per share, primarily because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future.

	Three months ended September 30,		Nine months ended September 30,
(Number of shares in thousands)	2012	2011	2012	2011
Stock options	1,115	1,179	1,072	1,124
Performance stock units	130	128	47	93
Restricted stock units	—	355	—	170

(9) SEGMENT INFORMATION

The Company has two reportable segments - Direct and Retail. Contribution is the measure of profit or loss used by the Company's chief operating decision maker and is defined as net sales less product costs and directly attributable expenses. Directly attributable expenses include selling and marketing expenses, general and administrative expenses, and research and development expenses that are directly related to segment operations. Following is summary information by reportable segment for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales:
Direct	$25,103	$22,645	$83,544	$75,354
Retail	11,388	13,710	42,057	42,090
Unallocated royalty income	1,561	1,047	3,296	2,983
Consolidated net sales	$38,052	$37,402	$128,897	$120,427
Contribution:
Direct	$1,947	$161	$5,968	$1,339
Retail	827	1,319	4,182	4,420
Unallocated royalty income	1,561	1,047	3,296	2,983
Consolidated contribution	$4,335	$2,527	$13,446	$8,742
Reconciliation of consolidated contribution to income (loss) from continuing operations:
Consolidated contribution	$4,335	$2,527	$13,446	$8,742
Less expenses not directly related to segments:
General and administrative	(3,637)	(3,240)	(10,518)	(10,355)
Other income (expense), net	(107)	(176)	(105)	(317)
Income tax benefit	625	1,170	554	1,136
Income (loss) from continuing operations	$1,216	$281	$3,377	$(794)

(10) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements

As of September 30, 2012, the Company had approximately $1.3 million in standby letters of credit with certain vendors with expiration dates through September 2013.

The Company has long lead times for inventory purchases and, therefore, must secure factory capacity from its vendors in advance. As of September 30, 2012, the Company had approximately $8.1 million in non-cancelable market-based purchase obligations, primarily for inventory purchases expected to be received in 2012.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. The Company holds insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to the Company's financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of September 30, 2012.

Guarantees, Commitments and Contingencies of Discontinued Operation

Prior to its divestiture, the Company's discontinued Commercial business would, from time-to-time, use third-party lease and financing arrangements to assist customers in purchasing products. While these arrangements generally were without recourse to Nautilus, in certain cases the Company offered a guarantee or other recourse provisions. The maximum contingent liability under all such recourse provisions was approximately $0.2 million as of September 30, 2012.

The Company retained certain warranty obligations in connection with its discontinued Commercial operation and remains contingently liable for certain product warranty obligations that were assumed by buyers of its discontinued Commercial business product lines to the extent a buyer fails to fulfill its assumed obligations. Uncertainties exist with respect to these warranty obligations, as units previously sold to customers approach end-of-life and settlements are reached with certain customers in connection with the Company's exit from the discontinued Commercial operation. As of September 30, 2012, the Company's warranty liability included $0.4 million for estimated future warranty costs of the discontinued Commercial operation.

Legal Matters

The Company is party to various legal proceedings arising from the normal course of its business activities. In addition, the Company's tax filings are subject to audit by authorities in the jurisdictions where it conducts business, which may result in assessments of additional taxes. Management believes it has adequately provided for obligations that would result from these legal and tax proceedings. Management believes that the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

The Company is currently in the process of liquidating the foreign subsidiaries formerly associated with its discontinued Commercial business. Upon the substantial completion of the liquidation, the amount of the accumulated translation adjustment component of equity associated with the entities will be removed as a separate component of equity and reported as a gain or loss of the discontinued operation in the period the liquidation occurs.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). All references to the third quarter and first nine months of 2012 and 2011 mean the three- and nine-month periods ended September 30, 2012 and 2011, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

Our results of operations may vary significantly from period-to-period. Our revenues typically fluctuate due to the seasonality of our industry, customer buying patterns, product innovation, the nature and level of competition for health and fitness products, our ability to procure products to meet customer demand, the level of spending on, and effectiveness of, our media and advertising programs and our ability to attract new customers and maintain existing sales relationships. In addition, our revenues are highly susceptible to economic factors, including, among other things, the overall condition of the economy and the availability of consumer credit in both the United States and Canada. Our profit margins may vary in response to the aforementioned factors and our ability to manage product costs. Profit margins may also be affected by fluctuations in the costs or availability of materials used to manufacture our products, product warranty costs, the cost of fuel, and changes in costs of other distribution or manufacturing-related services. Our operating profits or losses may also be affected by the efficiency and effectiveness of our organization. Historically, our operating expenses have been influenced by media costs to produce and air television advertisements of our products, facility costs, operating costs of our information and communications systems, product supply chain management, customer support and new product development activities. In addition, our operating expenses have been affected from time-to-time by asset impairment charges, restructuring charges and other significant unusual or infrequent expenses.

As a result of the above and other factors, our period-to-period operating results may not be indicative of future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you any future growth or profitability. For more information, see our discussion of Risk Factors located at Part I, Item 1A of our 2011 Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. The forward-looking statements in this Form 10-Q include, without limitation, our intention to expand the marketing of our products internationally; anticipated declines in sales of strength products, anticipated sales increases of cardio-oriented products and the expectation that increased sales of cardio products will offset anticipated declines in sales of strength products; the belief that year over year improvement in Direct sales is the result of broadening appeal of our cardio products, the effectiveness of our media advertising strategy and improved customer credit approval rates; the expectation that approval rates of consumer credit financing applications will continue at current rates; and the expectation that certain operating expenses will increase due to continued investment in new product development. Forward-looking statements also include any statements related to our expectations regarding future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, expenses and gross margins, profits or losses, losses from discontinued operation, settlements of warranty obligations, new product introductions, and financing and working capital requirements and resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part I, Item 1A, “Risk Factors,” in our 2011 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on our website, www.nautilusinc.com. In addition, our Code of Business Conduct and Ethics, corporate governance policies, and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on our website. The information presented on our website is not part of this report.

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

Net sales for the third quarter of 2012 were $38.1 million, an increase of $0.7 million, or 1.7%, as compared to net sales of $37.4 million for the third quarter of 2011. Net sales of our Direct segment for the third quarter of 2012 rose $2.5 million, or 10.9%, compared to the 2011 third quarter, largely due to continued strong demand for our cardio products and an increase in consumer credit approval rates. Net sales of our Retail segment for the third quarter of 2012 declined by $2.3 million, or 16.9%, compared to the 2011 third quarter. We believe some Retail customers accelerated a portion of their purchases into the second quarter of 2012, compared to their typical buying patterns, in anticipation of an impending price increase.

Income from continuing operations was $1.2 million for the third quarter of 2012, or $0.04 per diluted share, compared to income of $0.3 million, or $0.01 per diluted share, for the third quarter of 2011.
Net income for the third quarter of 2012 was $1.0 million, compared to net loss of $0.1 million for the third quarter of 2011. Net income per diluted share was $0.03 for the third quarter of 2012, compared to breakeven for the third quarter of 2011.
The improvement in our results of continuing operations for the third quarter of 2012 was driven primarily by higher sales volume and gross margin in our Direct segment.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The following table compares selected financial information in our condensed consolidated statements of operations for the three months ended September 30, 2012 and 2011 (unaudited and in thousands):

	Three months ended September 30,		Change
	2012	2011	$	%
Net sales	$38,052	$37,402	$650	1.7%
Cost of sales	19,511	21,605	(2,094)	(9.7)%
Gross profit	18,541	15,797	2,744	17.4%
Operating expenses:
Selling and marketing	12,434	11,517	917	8.0%
General and administrative	4,371	4,134	237	5.7%
Research and development	1,038	859	179	20.8%
Total operating expenses	17,843	16,510	1,333	8.1%
Operating income (loss)	698	(713)	1,411	n.m.
Other income (expense):
Interest income	3	5	(2)
Interest expense	(9)	(116)	107
Other	(101)	(65)	(36)
Total other expense, net	(107)	(176)	69
Income (loss) from continuing operations before income taxes	591	(889)	1,480	n.m.
Income tax benefit	(625)	(1,170)	545
Income from continuing operations	1,216	281	935	332.7%
Loss from discontinued operation, net of income taxes	(265)	(373)	108
Net income (loss)	$951	$(92)	$1,043	n.m.
			n.m. = not meaningful

The following table compares the net sales, cost of sales and gross profits of our business segments for the three months ended September 30, 2012 and 2011 (unaudited and in thousands):

	Three months ended September 30,		Change
	2012	2011	$	%
Net sales:
Direct	$25,103	$22,645	$2,458	10.9%
Retail	11,388	13,710	(2,322)	(16.9)%
Royalty income	1,561	1,047	514	49.1%
	$38,052	$37,402	$650	1.7%
Cost of sales:
Direct	$10,558	$10,861	$(303)	(2.8)%
Retail	8,953	10,744	(1,791)	(16.7)%
Royalty income	—	—	—
	$19,511	$21,605	$(2,094)	(9.7)%
Gross profit:
Direct	$14,545	$11,784	$2,761	23.4%
Retail	2,435	2,966	(531)	(17.9)%
Royalty income	1,561	1,047	514	49.1%
	$18,541	$15,797	$2,744	17.4%
Gross margin:
Direct	57.9%	52.0%	590	basis points
Retail	21.4%	21.6%	(20)	basis points

The following table compares the net sales of our major product lines within each business segment for the three months ended September 30, 2012 and 2011 (unaudited and in thousands):

	Three months ended September 30,		Change
	2012	2011	$	%
Direct net sales:
Cardio products(1)	$20,036	$16,754	$3,282	19.6%
Strength products(2)	5,067	5,891	(824)	(14.0)%
	25,103	22,645	2,458	10.9%
Retail net sales:
Cardio products(1)	5,819	9,041	(3,222)	(35.6)%
Strength products(2)	5,569	4,669	900	19.3%
	11,388	13,710	(2,322)	(16.9)%
Royalty income	1,561	1,047	514	49.1%
	$38,052	$37,402	$650	1.7%

(1) Cardio products include: TreadClimbers, treadmills, exercise bikes, ellipticals and CoreBody Reformer.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights and accessories.

Direct

Net sales for our Direct business totaled $25.1 million for the third quarter of 2012, an increase of $2.5 million, or 10.9%, compared to $22.6 million for the third quarter of 2011. The comparative increase in Direct sales reflected a $3.3 million, or 19.6%, increase in sales of cardio products, driven by continued strong demand for our cardio products. We believe the year over year improvement in Direct sales underscores broadening appeal of our cardio products, the effectiveness of our media advertising strategy and improved consumer credit approval rates. The increase in Direct sales of cardio products was partially offset by a $0.8 million, or 14.0%, decline in Direct sales of strength products, including a significant decline in sales of rod-based home gyms. The decline in sales of rod-based home gyms was attributable in part to the cessation in early 2011 of U.S. television advertising for these products, as television ad spending on this mature product category was generating unsatisfactory returns. We currently market our rod-based home gyms through more cost efficient online media. We expect that increased sales of cardio products will continue to more than offset anticipated declines in sales of strength products through our Direct channel during the remainder of 2012.

Combined consumer credit approvals by our primary and secondary third-party U.S. financing providers increased to 31% in the third quarter of 2012 from 27% in the third quarter of 2011, primarily due to increased participation by our financing providers. Management expects combined consumer credit approval rates during the remainder of 2012 to remain at approximately the same level as the third quarter of 2012.

Cost of sales for our Direct business decreased slightly to $10.6 million for the third quarter of 2012, compared to $10.9 million for the third quarter of 2011, as lower product unit costs paid to our suppliers more than offset the effect of higher Direct sales volume in the third quarter of 2012.

Gross margin for our Direct business was 57.9% of net sales for the third quarter of 2012, an increase of 590 basis points compared to the third quarter of 2011. The increase in Direct gross margin was primarily attributable to a shift in sales toward higher margin cardio products in the third quarter of 2012, compared to the same period last year.

Retail

Net sales for our Retail business totaled $11.4 million for the third quarter of 2012, a decrease of $2.3 million, or 16.9%, compared to $13.7 million for the third quarter of 2011. As previously disclosed, in the first half of 2012 we took certain steps to stabilize declining gross margins in our Retail business.  These steps included a price increase for the second half of 2012, which we believe resulted in some Retail customers accelerating a portion of their purchases into the second quarter of 2012, compared to their typical buying patterns.

Cost of sales for our Retail business decreased by $1.8 million, or 16.7%, to $9.0 million for the third quarter of 2012, compared to $10.7 million for the third quarter of 2011. The decrease in cost of sales was primarily attributable to lower Retail sales volume in the third quarter of 2012.

Gross margin for our Retail business was 21.4% of net sales for the third quarter of 2012, a decrease of 20 basis points compared to the third quarter of 2011, as the Retail price increase we implemented in the third quarter of 2012 was more than offset by less absorption of fixed costs due to lower sales volume, as compared to the third quarter of 2011.

Operating Expenses

Operating expenses increased by 8.1% to $17.8 million for the third quarter of 2012, compared to $16.5 million for the third quarter of 2011. The $1.3 million increase in operating expenses consisted of a $0.9 million increase in selling and marketing expense, a $0.2 million increase in research and development expense as we increased our investment in new product development resources and capabilities, and a $0.2 million increase in general and administrative expense.

Selling and Marketing

Selling and marketing expense was $12.4 million for the third quarter of 2012, an increase of $0.9 million, or 8.0%, compared to the third quarter of 2011. As a percent of sales, selling and marketing expense increased to 32.7% for the third quarter of 2012, compared to 30.8% for the third quarter of 2011. Media advertising expense of our Direct business is the largest component of selling and marketing expense. Media advertising expense was $6.6 million for the third quarter of 2012, an increase of $0.6 million, or 10.8%, compared to the third quarter of 2011.

General and Administrative

General and administrative expense was $4.4 million for the third quarter of 2012, an increase of $0.2 million, or 5.7%, compared to the third quarter of 2011, primarily due to spending for information systems improvements.

Research and Development

Research and development expense was $1.0 million for the third quarter of 2012, an increase of $0.2 million, or 20.8%, compared to the third quarter of 2011. We expect research and development expense to increase for the full year 2012, compared to 2011, as we continue to invest in new product development.

Income Tax Benefit

Income tax benefit was $0.6 million and $1.2 million for the third quarters of 2012 and 2011, respectively. Income tax benefit for the third quarter of 2012 was primarily related to the expiration of statutes of limitation applicable to our liabilities for uncertain tax positions in certain jurisdictions. Income tax benefit for the third quarter of 2011 was attributable to our pre-tax loss for the period.

Discontinued Operation

We completed the disposal of our former Commercial business, reported as a discontinued operation, in April 2011. Loss from discontinued operation was $0.3 million for the third quarter of 2012, compared to loss of $0.4 million for the third quarter of 2011. In the third quarter of 2011, we settled certain outstanding contingencies related to completed asset disposal transactions and, accordingly, we decreased the amount of disposal loss we had previously estimated by $0.3 million, which reduced the amount of our loss from discontinued operation. Disposal loss adjustments in the third quarter of 2012 were not significant.

We may incur additional expenses in future periods in connection with the settlement of contingencies arising from and directly related to the former Commercial business prior to its disposal. We are currently in the process of liquidating the foreign subsidiaries formerly associated with the Commercial business. Upon the substantial completion of the liquidation, the amount of the accumulated translation adjustment component of equity associated with the entities will be removed as a separate component of equity and reported as a gain or loss of the discontinued operation.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The following table compares selected financial information in our condensed consolidated statements of operations for the nine months ended September 30, 2012 and 2011 (unaudited and in thousands):

	Nine months ended September 30,		Change
	2012	2011	$	%
Net sales	$128,897	$120,427	$8,470	7.0%
Cost of sales	69,283	68,000	1,283	1.9%
Gross profit	59,614	52,427	7,187	13.7%
Operating expenses:
Selling and marketing	41,057	38,601	2,456	6.4%
General and administrative	12,672	13,103	(431)	(3.3)%
Research and development	2,957	2,336	621	26.6%
Total operating expenses	56,686	54,040	2,646	4.9%
Operating income (loss)	2,928	(1,613)	4,541	n.m.
Other income (expense):
Interest income	16	14	2
Interest expense	66	(348)	414
Other	(187)	17	(204)
Total other expense, net	(105)	(317)	212
Income (loss) from continuing operations before income taxes	2,823	(1,930)	4,753	n.m.
Income tax benefit	(554)	(1,136)	582
Income (loss) from continuing operations	3,377	(794)	4,171	n.m.
Loss from discontinued operation, net of income taxes	(68)	(960)	892
Net income (loss)	$3,309	$(1,754)	$5,063	n.m.
			n.m. = not meaningful

The following table compares the net sales, cost of sales and gross profits of our business segments for the nine months ended September 30, 2012 and 2011 (unaudited and in thousands):

	Nine months ended September 30,		Change
	2012	2011	$	%
Net sales:
Direct	$83,544	$75,354	$8,190	10.9%
Retail	42,057	42,090	(33)	(0.1)%
Royalty income	3,296	2,983	313	10.5%
	$128,897	$120,427	$8,470	7.0%
Cost of sales:
Direct	$36,312	$35,317	$995	2.8%
Retail	32,971	32,683	288	0.9%
Royalty income	—	—	—
	$69,283	$68,000	$1,283	1.9%
Gross profit:
Direct	$47,232	$40,037	$7,195	18.0%
Retail	9,086	9,407	(321)	(3.4)%
Royalty income	3,296	2,983	313	10.5%
	$59,614	$52,427	$7,187	13.7%
Gross margin:
Direct	56.5%	53.1%	340	basis points
Retail	21.6%	22.3%	(70)	basis points

The following table compares the net sales of our major product lines within each business segment for the nine months ended September 30, 2012 and 2011 (unaudited and in thousands):

	Nine months ended September 30,		Change
	2012	2011	$	%
Direct net sales:
Cardio products(1)	$65,978	$52,017	$13,961	26.8%
Strength products(2)	17,566	23,337	(5,771)	(24.7)%
	83,544	75,354	8,190	10.9%
Retail net sales:
Cardio products(1)	23,385	25,790	(2,405)	(9.3)%
Strength products(2)	18,672	16,300	2,372	14.6%
	42,057	42,090	(33)	(0.1)%
Royalty income	3,296	2,983	313	10.5%
	$128,897	$120,427	$8,470	7.0%

(1) Cardio products include: TreadClimbers, treadmills, exercise bikes, ellipticals and CoreBody Reformer.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights and accessories.

Direct

Net sales for our Direct business totaled $83.5 million for the first nine months of 2012, an increase of $8.2 million, or 10.9%, compared to $75.4 million for the first nine months of 2011. The comparative increase in Direct sales reflected a $14.0 million, or 26.8%, increase in sales of cardio products. We believe the year over year improvement in Direct sales underscores broadening appeal of our cardio products, the effectiveness of our media advertising strategy and improved consumer credit approval rates. The increase in Direct sales of cardio products was partially offset by a $5.8 million, or 24.7%, decline in Direct sales of strength products, including a significant decline in sales of rod-based home gyms. The decline in sales of rod-based home gyms was attributable in part to the cessation in early 2011 of U.S. television advertising for these products, as television ad spending on this mature product category was generating unsatisfactory returns. We currently market our rod-based home gyms through more cost efficient online media. We expect that increased sales of cardio products will continue to more than offset anticipated declines in sales of strength products through our Direct channel during the remainder of 2012.

Combined consumer credit approvals by our primary and secondary third-party U.S. financing providers increased to 30% in the first nine months of 2012 from 27% in the first nine months of 2011, primarily due to increased participation by our financing providers. Management expects combined consumer credit approval rates during the remainder of 2012 to remain at approximately the same level as the first nine months of 2012.

Cost of sales for our Direct business increased by $1.0 million, or 2.8%, to $36.3 million for the first nine months of 2012, compared to $35.3 million for the first nine months of 2011. The increase in cost of sales was primarily due to higher Direct sales volume, partially offset by lower product unit costs paid to our suppliers.

Gross margin for our Direct business was 56.5% of net sales for the first nine months of 2012, an increase of 340 basis points compared to the first nine months of 2011. The increase in Direct gross margin percent was primarily attributable to a shift in sales toward higher margin cardio products in the first nine months of 2012, compared to the same period last year.

Retail

Net sales for our Retail business totaled $42.1 million for the first nine months of 2012, essentially unchanged compared to the first nine months of 2011. As previously disclosed, in the first half of 2012 we took certain steps to stabilize declining gross margins in our Retail business. These steps included a price increase for the second half of 2012, which we believe resulted in some Retail customers accelerating a portion of their purchases into the second quarter of 2012, compared to their typical buying patterns.

Retail cost of sales increased by 0.9% to $33.0 million for the first nine months of 2012, compared to $32.7 million for the first nine months of 2011, primarily due to higher product unit costs paid to our suppliers for certain models.

Gross margin for our Retail business was 21.6% of net sales for the first nine months of 2012, a decrease of 70 basis points compared to the first nine months of 2011, primarily due to higher product unit costs paid to our suppliers for certain models.

Operating Expenses

Operating expenses increased by 4.9% to $56.7 million for the first nine months of 2012, compared to $54.0 million for the first nine months of 2011. Included in the $2.7 million increase in operating expenses was a $2.5 million increase in selling and marketing expense, primarily due to higher media advertising expense, and a $0.6 million increase in research and development expense, partially offset by a $0.4 million decrease in general and administrative expense.

Selling and Marketing

Selling and marketing expense was $41.1 million for the first nine months of 2012, an increase of $2.5 million, or 6.4%, compared to the first nine months of 2011, primarily due to higher media advertising expense. As a percent of sales, selling and marketing expense for the first nine months of 2012 decreased to 31.9%, compared to 32.1% for the first nine months of 2011. Media advertising expense of our Direct business is the largest component of selling and marketing expense. Media advertising expense was $21.7 million for the first nine months of 2012, an increase of $1.6 million, or 8.2%, compared to the first nine months of 2011.

General and Administrative

General and administrative expense was $12.7 million for the first nine months of 2012, a decrease of $0.4 million, or 3.3%, compared to the first nine months of 2011, primarily due to lower personnel costs.

Research and Development

Research and development expense was $3.0 million for the first nine months of 2012, an increase of $0.6 million, or 26.6%, compared to the first nine months of 2011. We expect research and development expense to increase for the full year 2012, as compared to 2011, as we continue to invest in new product development.

Other Income and Expense

Interest Expense

Negative interest expense of $0.1 million for the first nine months of 2012 arose from the prepayment in March 2012 of our Increasing Rate Senior Discount Notes. Early repayment of the notes resulted in a lower average effective interest rate over the term of the notes than would have applied if the notes had been held to maturity. In periods preceding the repayment date, we used the average effective interest rate as if the notes were held to maturity in determining the amount of interest expense incurred. For more information, see "LIQUIDITY AND CAPITAL RESOURCES - Financing Arrangements."

Income Tax Benefit

Income tax benefit of $0.6 million for the first nine months of 2012 was primarily related to the expiration of statutes of limitation applicable to our liabilities for uncertain tax positions in certain jurisdictions. Income tax benefit of $1.1 million for the first nine months of 2011 was primarily related to the Company's pre-tax loss generated in the United States.

 Discontinued Operation

We completed the disposal of our former Commercial business, reported as a discontinued operation, in April 2011. Loss from discontinued operation was $0.1 million for the first nine months of 2012, compared to loss from discontinued operation of $1.0 million for the first nine months of 2011. In the first nine months of 2011, we settled certain outstanding contingencies related to completed asset disposal transactions and, accordingly, we decreased the amount of disposal loss we had previously estimated by $0.9 million, which reduced the amount of our loss from discontinued operation. Disposal loss adjustments in the first nine months of 2012 were not significant.

We may incur additional expenses in future periods in connection with the settlement of contingencies arising from and directly related to the former Commercial business prior to its disposal. We are currently in the process of liquidating the foreign subsidiaries formerly associated with the Commercial business. Upon the substantial completion of the liquidation, the amount of the accumulated translation adjustment component of equity associated with the entities will be removed as a separate component of equity and reported as a gain or loss of the discontinued operation.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had $15.2 million of cash and cash equivalents, compared to $17.4 million as of December 31, 2011. Cash provided by operating activities was $4.3 million for the nine months ended September 30, 2012, compared to cash used by operating activities of $1.6 million for the nine months ended September 30, 2011. The improvement in cash flows from operating activities was primarily due to net income of $3.3 million for the nine months ended September 30, 2012, compared to net loss of $1.8 million for the nine months ended September 30, 2011. In addition, cash provided by the reduction of trade receivables was $12.0 million for the nine months ended September 30, 2012, compared to $8.0 million for the nine months ended September 30, 2011.

These contributions to the improvement in our operating cash flows were partially offset by an increase in the amount of cash used for inventories. During the nine months ended September 30, 2012, we used $5.3 million in cash to improve our inventory in-stock condition in order to meet our future sales expectations, compared to $3.0 million for the nine months ended September 30, 2011.

Trade receivables were $11.7 million as of September 30, 2012, compared to $23.8 million at the end of 2011, reflecting seasonally lower activity with our Retail business customers. Trade payables decreased to $21.1 million as of September 30, 2012, compared to $28.6 million at December 31, 2011, due to the seasonally lower level of business activity between the fourth quarter of 2011 and the third quarter of 2012.

Cash used in investing activities of $1.4 million for the nine months ended September 30, 2012 consisted of $1.7 million used for the development of new computer software and purchases of tooling for new cardio products, partially offset by $0.3 million in proceeds from the sale of our former Commercial discontinued operation, resulting from the favorable settlement of outstanding contingencies related to completed asset disposal transactions.

Cash used in financing activities of $4.9 million for nine months ended September 30, 2012 was primarily attributable to the early repayment of all amounts outstanding under our Increasing-Rate Senior Discount Notes.

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

The interest rate applicable to borrowings under the Agreement is based on either, at our discretion, Bank of the West's base rate, floating rate or LIBOR, plus an applicable margin based on certain Company financial performance metrics. Our borrowing rate was 2.00% as of September 30, 2012. The Loan Agreement contains customary covenants, including minimum fixed charge coverage ratio and leverage ratio, and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lender has the option of terminating its commitment with respect to the credit line and accelerating all obligations under the Loan Agreement. Borrowings under the Loan Agreement are collateralized by substantially all of our assets, including intellectual property assets.

As of September 30, 2012, we had no outstanding borrowings and $1.3 million in standby letters of credit issued under the Loan Agreement. As of September 30, 2012, we were in compliance with the financial covenants of the Loan Agreement and approximately $14.5 million was available for borrowing.
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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a- 15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, our management, including the Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2012	1,634	$3.20	—	—
August 1 to August 30, 2012	1,634	2.36	—	—
September 1 to September 30, 2012	1,634	2.62	—	—
Total	4,902	$2.73	—	—
(1)  Consists of shares withheld from delivery upon settlement of the vesting portion of a restricted stock unit award granted to Bruce M. Cazenave, our Chief Executive Officer.  We will withhold from the settlement of each monthly vesting portion of the award the number of shares sufficient to satisfy Mr. Cazenave's tax withholding obligation incident to such vesting, unless Mr. Cazenave should first elect to satisfy the tax obligation by cash payment to us.  We do not have any publicly announced equity securities repurchase plans or programs.

Item 6.    Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description

10.1*	Executive Employment Agreement dated as of August 9, 2012, between the Company and Linda M. Pearce.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from Nautilus, Inc.'s quarterly report on Form 10-Q for the three and nine months ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited). Information is furnished and not filed, and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

_____________

* Indicates management contract, compensatory agreement or arrangement in which the Company's directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.

Date: November 8, 2012	By:	/S/ Linda M. Pearce
Linda M. Pearce
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and for the Registrant)