Form 10-K
period 2012-12-31
NAUTILUS, INC.
filed 2013-03-07
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number: 001-31321

NAUTILUS, INC.
(Exact name of Registrant as specified in its charter)

Washington	94-3002667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
17750 S.E. 6th Way
Vancouver, Washington 98683
(Address of principal executive offices, including zip code)
(360) 859-2900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [ ]  No  [x]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  [ ]    No  [x]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No  [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [x]    No  [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [x]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer  [ ]            Accelerated filer  [x]        Non-accelerated filer  [ ]            Smaller reporting company  [x]
(do not check if a smaller
         reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [ ]    No  [x]
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price ($2.67) as reported on the New York Stock Exchange as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2012) was $82,456,947.
The number of shares outstanding of the registrant's common stock as of February 28, 2013 was 30,935,316 shares.
Documents Incorporated by Reference

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2013 Annual Meeting of Shareholders.

NAUTILUS, INC.
2012 FORM 10-K ANNUAL REPORT

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

Item 1. Business

Unless the context otherwise requires, “Nautilus,” “Company,” “we,” “us,” and “our” refer to Nautilus, Inc. and its subsidiaries. All references to 2012, 2011 and 2010 in this report refer to our fiscal years ended on December 31, 2012, 2011 and 2010, respectively.

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

We market our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments. Our Direct business offers products directly to consumers through television advertising, catalogs and the Internet. Our Retail business offers our products through a network of independent retail companies with stores and websites located in the United States and internationally. We also derive a portion of our revenue from the licensing of our brands and intellectual property.

During the third quarter of 2009, we committed to a plan for the complete divestiture of our Commercial business with the expectation that the plan's successful completion would improve our overall operating results. Our former Commercial business, now classified as a discontinued operation, offered products to health clubs, schools, hospitals and other organizations. We completed the disposal of the assets held for sale of our former Commercial business in April 2011 and we substantially completed the liquidation of our investment in foreign subsidiaries related to the discontinued operation in the fourth quarter of 2012.

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

Our long-term strategy involves:

•	creatively marketing our equipment, both directly to consumers and through our Retail customers, while leveraging our well-known brand names;

•	enhancing our product lines by designing fitness equipment that meets or exceeds the high expectations of our customers;

•	utilizing our strengths in product engineering to reduce product costs;

•	continuing our investment in research and development activities aimed at acquiring or creating new technologies;

•	increasing our international Retail sales and distribution; and

•	increasing royalty revenues from the licensing of our brands and intellectual property.

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

Approximately 71% of our revenue in 2012 was derived from sales of consumer cardio products. While we continue to be a leader in the consumer strength product category, we believe the much larger market for cardio products offers us greater opportunity for growth.

BUSINESS SEGMENTS

We conduct our business in two segments, Direct and Retail. For further information, see Note 14, Segment Information, to our consolidated financial statements in Part II, Item 8 of this report.

SALES AND MARKETING

Direct

In our Direct business, we market and sell our products, principally Bowflex cardio and strength products, directly to consumers. While we are, and plan to continue to be, a large direct marketer of strength products in the United States, our advertising emphasis has shifted toward cardio products, especially the Bowflex TreadClimber, as cardio products represent the largest component of the fitness equipment market and a growing part of our business. Sales of cardio products represented 81% of our Direct channel revenues in 2012, compared to 71% in 2011 and 56% in 2010.

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

In September 2010, we completed our transition to a new consumer credit program with a new primary third-party financing provider, GE Capital Retail Bank, formerly GE Money Bank ("GE"). The relationship with GE has expanded the ability of our customers to obtain third-party consumer financing for purchases of our products. In addition, we added one secondary third-party consumer credit financing provider during the third quarter of 2010 and another in early 2011, both of which offer credit to certain qualified consumers whose credit applications have been declined by GE. As a result, combined consumer credit approvals by our primary and secondary U.S. third-party financing providers increased to 32% in 2012 from 25% in 2011 and 15% in 2010.
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

Our research and development expenses were $4.2 million, $3.2 million and $2.9 million in 2012, 2011 and 2010, respectively, as we increased our investment in new product development resources and capabilities. We expect our research and development expenses to increase in 2013 as we continue to increase our investment in new product development.

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

We monitor our suppliers' ability to meet our product needs and we participate in quality assurance activities to reinforce adherence to our quality standards.  Our third-party manufacturing contracts are generally of annual or shorter duration, or manufactured products are sourced on the basis of individual purchase orders.  Our manufacturing relationships are non-exclusive, and we are permitted to procure our products from other sources at our discretion.  None of our manufacturing contracts include production volume or purchase commitments on the part of either party.  Our third-party manufacturers are responsible for the sourcing of raw materials.

LOGISTICS

Our warehousing and distribution facilities are located in Portland, Oregon and Winnipeg, Manitoba. In our Direct business, we strive to maintain inventory levels that will allow us to ship our products shortly after receiving a customer's order. We use common carriers for substantially all of our merchandise shipments to Direct customers.

In our Retail business, we manage our inventory levels to accommodate anticipated seasonal changes in demand. Generally, we maintain higher inventory levels at the end of the third and fourth quarters to satisfy relatively higher consumer demand in the fourth and first quarters of each year. Many of our Retail customers place orders well in advance of peak periods of consumer demand to ensure an adequate supply for the anticipated selling season. We use various commercial truck lines for our merchandise shipments to Retail customers.

In 2012 approximately 40% of our Retail inventory replenishment orders were shipped by our contract manufacturers in Asia directly to our Retail customer locations, typically in container loads. The use of such direct shipments allows us to maintain lower levels of inventory in our warehouses, resulting in lower storage, handling, freight, insurance and other costs.

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

EMPLOYEES

As of February 28, 2013, we had approximately 310 employees, substantially all of whom were full-time. None of our employees are subject to collective bargaining agreements. We have not experienced a material interruption of our operations due to labor disputes.

INTELLECTUAL PROPERTY

Trademarks, patents and other forms of intellectual property are vital to the success of our business and are an essential factor in maintaining our competitive position in the health and fitness industry.

Trademarks

We own many trademarks including Nautilus®, Bowflex®, PowerRod®, Revolution®, TreadClimber®, SelectTech®, Trimline®, Airdyne®, CoreBody ReformerTM and Universal®. Nautilus is the exclusive licensee under the mark Schwinn® for indoor fitness products. We believe that having distinctive trademarks that are readily identifiable by consumers is an important factor in creating a market for our products, maintaining a strong company identity and developing brand loyalty among our customers. In addition, we have granted licenses to certain third-parties to use the Nautilus, Schwinn and TreadClimber tradenames on commercial fitness products, for which we receive royalty income and expanded consumer awareness of our brands.

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

We maintain a portfolio of patents related to our Bowflex® TreadClimber® specialized cardio machines. The portfolio is comprised of approximately 24 issued U.S. patents covering various product features and other technologies associated with our TreadClimber® products. Expiration dates for individual patents within this portfolio range from 2013 to 2025.

Additionally, we own or license patents covering a variety of technologies, some of which are utilized in our variable stride ellipticals, selectorized dumbbells and recumbent exercise bikes. Nautilus is also the exclusive licensee of patents that cover the Bowflex Revolution home gyms. Patent protection for these technologies extends as far as 2020.

We protect our proprietary rights vigorously and take prompt, reasonable actions to prevent counterfeit products and other infringement on our intellectual property. Expiration or invalidity of these or other patents could trigger the introduction of similar products by our competitors.

BACKLOG

Historically, our backlog has not been a significant factor in our business. Our customer order backlog as of December 31, 2012 and 2011 was approximately $0.1 million and $0.6 million, respectively.

SIGNIFICANT CUSTOMERS

In 2012 and 2011, Amazon.com accounted for more than 10 percent, but less than 15 percent, of our consolidated net sales. No individual customer accounted for 10 percent or more of our consolidated net sales in 2010.
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

AVAILABLE INFORMATION

Our common stock is listed on the New York Stock Exchange and trades under the symbol “NLS.” Our principal executive offices are located at 17750 SE 6th Way, Vancouver, Washington 98683, and our telephone number is (360) 859-2900. The Internet address of our corporate website is http://www.nautilusinc.com.

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

Our results of operations in any particular period may not be indicative of results to be expected in future periods, and have historically been, and are expected to continue to be, subject to periodic fluctuations arising from a number of factors, including:

•	Introduction and market acceptance of new products and sales trends affecting specific existing products;

•	Variations in product selling prices and costs and the mix of products sold;

•	Size and timing of Retail customer orders, which, in turn, often depend upon the success of our customers' businesses or specific products;

•	Changes in the market conditions for consumer fitness equipment;

•	Changes in macroeconomic factors;

•	Availability of consumer credit;

•	Timing and availability of products coming from our offshore contract manufacturing suppliers;

•	Seasonality of markets, which vary from quarter-to-quarter and are influenced by outside factors such as overall consumer confidence and the availability and cost of television advertising time;

•	Effectiveness of our media and advertising programs;

•	Customer consolidation in our Retail segment, or the bankruptcy of any of our larger Retail customers;

•	Restructuring charges;

•	Goodwill and other intangible asset impairment charges; and

•	Legal and contract settlement charges.

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

A decline in sales of TreadClimber products without a corresponding increase in sales of other products would negatively affect our future revenues and operating results.

Sales of cardio products, especially Bowflex® TreadClimber® products, represent a substantial portion of our Direct segment revenues. Introduction by competitors of comparable products at lower price-points, a maturing product lifecycle or other factors could result in a decline in our revenues derived from these products. A significant decline in our sales of these products would have a material adverse effect on our operating results, financial position and cash flows.
Portions of our operating expenses and costs of goods sold are relatively fixed, and we may have limited ability to reduce expenses sufficiently in response to any revenue shortfalls.
Many of our operating expenses are relatively fixed. We may not be able to adjust our operating expenses or other costs sufficiently to adequately respond to any revenue shortfalls. If we are unable to reduce operating expenses or other costs quickly in response to any declines in revenue, it would negatively impact our operating results, financial condition and cash flows.

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

Various international and U.S. federal, state and local governmental authorities, including the Federal Trade Commission, the Consumer Product Safety Commission, the Securities and Exchange Commission and the Consumer Financial Protection Bureau, regulate our product and marketing efforts. Our sales and profitability could be significantly harmed if any of these authorities commence a regulatory enforcement action that interrupts our marketing efforts, results in a product recall or negative publicity, or requires changes in product design.

Substantially higher advertising rates or a significant decline in availability of media time may hinder our ability to effectively market our products and may reduce profitability.

We depend on television advertising to market certain products sold directly to consumers. Consequently, a marked increase in the price we must pay for our preferred media time and/or a reduction in its availability may adversely impact our financial performance.

We may be unable to adapt to significant changes in media consumption habits, which could diminish the effectiveness or efficiency of our advertising.

New television technologies and services, such as video-on-demand, digital video recorders and Internet streaming services are changing traditional patterns of television viewing. Additionally, consumer attention is increasingly fragmented across a variety of games, apps, the Internet and other digital media. If we are unable to successfully adapt our media strategies to new television viewing and media consumption habits, the effectiveness and efficiency of our media placements could be adversely affected, and our operating results may be harmed.

Our revenues could decline due to changes in credit markets and decisions made by credit providers.

Historically, a significant portion of our Direct sales have been financed for our customers under various programs offered by third-party consumer credit financing sources. Reductions in consumer lending and the availability of consumer credit could limit the number of customers with the financial means to purchase our products. Higher interest rates could increase monthly payments for consumer products financed through one of our monthly payment plans or through other sources of consumer financing. In the past, we have partnered with financial service companies to assist our customers in obtaining financing to purchase our products. Our present agreements with our third party consumer credit financing providers enable certain customers to obtain financing if they qualify for the provider's private label revolving credit card. We cannot be assured that our third party financing providers will continue to provide consumers with access to credit or that credit limits under such arrangements will not be reduced. Such restrictions or reductions in the availability of consumer credit could have a material adverse impact on our results of operations, financial position and cash flows.

If our contract manufacturers experience any delay, disruption or quality control problems in their operations, we could lose revenues, and our reputation and market share may be harmed.

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

A delay in getting non-U.S.-sourced products through port operations and customs in a timely manner could result in reduced sales, canceled sales orders and unanticipated inventory accumulation.

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

Substantially all of our products are manufactured outside of the U.S. and, therefore, currency exchange rate fluctuations could result in higher costs for our products, or could disrupt the business of independent manufacturers that produce our products, by making their purchases of raw materials more expensive and more difficult to finance. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we, our customers or our suppliers conduct business. Recent fluctuations in the Chinese Renminbi exchange rate have caused our costs for certain products to increase, reducing our margins and cash flows. Similar fluctuations and cost increases may occur in the future. If we are unable to increase our selling prices to offset such cost increases, or if such increases have a negative impact on sales of our products, our revenues and margins would be reduced and our operating results and cash flows would be negatively impacted. In addition, a portion of our revenue is derived from sales outside the U.S., primarily in Canada. Currency rate fluctuations could make our products more expensive for foreign consumers and reduce our sales, which would negatively affect our operating results and cash flows.

Failure or inability to protect our intellectual property could significantly harm our competitive position.

Protecting our intellectual property is an essential factor in maintaining our competitive position in the health and fitness industry. If we do not, or are unable to, adequately protect our intellectual property, we may face difficulty in differentiating our products from those of our competitors and our sales and profitability may be adversely affected. We own numerous patents and trademarks worldwide. However, our efforts to protect our proprietary rights may be inadequate, and applicable laws provide only limited protection.

Trademark infringement or other intellectual property claims relating to our products could increase our costs.

Our industry is susceptible to litigation regarding trademark and patent infringement and other intellectual property rights. We could become a plaintiff or defendant in litigation involving trademark or patent infringement claims or claims of breach of license. The prosecution or defense of intellectual property litigation is both costly and disruptive of the time and resources of our management, even if the claim or defense against us is without merit. We could also be required to pay substantial damages or settlement costs to resolve intellectual property litigation or related matters.

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

We had goodwill of $2.9 million and other intangible assets of $14.7 million as of December 31, 2012. Any future impairment charges, if significant, could materially and adversely affect our operating results. An unexpected decline in revenue, changes in market conditions, changes in competitive products or technologies or a change in management's intentions regarding utilization of intangible assets could lead to future impairment charges.

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

Disruption to our information and communication systems could result in interruptions to our business and the planned implementation of new systems for critical business functions heightens the risk of disruption.

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

System failures or service interruptions may occur as the result of a number of factors, including: computer viruses; hacking or other unlawful activities by third parties; disasters; equipment, hardware or software failures; ineffective implementation of new systems or systems upgrades; cable outages, extended power failures, or our inability or failure to properly protect, repair or maintain our communication and information systems. To mitigate the risk of business interruption, we have in place a disaster recovery program that targets our most critical operational systems. If our disaster recovery system is ineffective, in whole or in part, or efforts conducted by us or third-parties to prevent or respond to system interruptions in a timely manner are ineffective, our ability to conduct operations would be significantly affected. If we do not consider the potential impact of critical decisions related to systems or process design and implementation, this could lead to operational challenges and increased costs. Any of the aforementioned factors could have a material adverse affect on our operating results, financial position and cash flows.
Our current primary enterprise resource planning system is highly customized to our business and we may experience difficulties as we transition to new systems during 2013. Difficulties or delays in implementing our new information systems or significant system failures could disrupt our operations and have a material adverse effect on our operating results, financial position and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Following is a summary of our principal properties as of December 31, 2012:

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is listed on the New York Stock Exchange (the “NYSE”) and trades under the symbol “NLS.” On February 28, 2013, the closing sale price of our common stock was $5.72 per share, as reported on the NYSE. As of February 28, 2013, there were 46 holders of record of our common stock and approximately 24,000 beneficial shareholders. The following table sets forth the high and low sales prices and dividends paid per common share for each period presented:

	High	Low	Dividends Paid
2012:
Quarter 1	$3.04	$1.74	—
Quarter 2	3.50	2.20	—
Quarter 3	3.64	2.28	—
Quarter 4	4.00	2.58	—
2011:
Quarter 1	3.30	1.81	—
Quarter 2	3.45	1.58	—
Quarter 3	2.24	1.32	—
Quarter 4	2.20	1.39	—

Currently, we have no plans to pay dividends on our common stock. Payment of any future dividends, when permitted under our borrowing arrangements, is at the discretion of our Board of Directors, which considers various factors such as our financial condition, operating results, current and anticipated cash needs and future expansion plans.

Equity Compensation Plans

The following table provides information about our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,729,000	$6.92	3,844,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,729,000	6.92	3,844,000

For further information regarding our equity compensation plans, refer to Note 12, Stockholders' Equity, to our consolidated financial statements in Part II, Item 8 of this report.

The following table provides information about issuer repurchases of equity securities during the fourth quarter ended December 31, 2012:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2012	1,634	$2.81	—	—
November 1 to November 30, 2012	1,634	3.40	—	—
December 1 to December 31, 2012	1,634	3.51	—	—
Total	4,902	3.24	—	—
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part II, Item 8 of this report. All references to the years 2012, 2011 and 2010 mean the twelve-month periods ended December 31, 2012, 2011 and 2010, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

We market our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments. Our Direct business offers products directly to consumers through television advertising, the Internet and catalogs. Our Retail business offers our products through a network of third-party retailers with stores and websites located in the United States and internationally. We also derive a portion of our revenues from the licensing of our brands and intellectual property.

Our net sales in 2012 were $193.9 million, an increase of $13.5 million, or 7.5%, compared to net sales of $180.4 million in 2011, largely due to higher sales of cardio products, especially the Bowflex TreadClimber, which we believe was driven by increased advertising effectiveness, improved call center effectiveness and higher U.S. consumer credit approval rates.

Income from continuing operations was $10.6 million in 2012, compared to $2.5 million for 2011. Income from continuing operations was $0.34 per diluted share in 2012, compared to $0.08 per diluted share in 2011. The significant improvement in our results from continuing operations was primarily attributable to increased sales and higher gross margin in our Direct business, compared to 2011.

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

Our critical accounting policies and estimates are discussed below. We have not made any material changes in the methodologies we use in our critical accounting estimates during the past three fiscal years. If our assumptions or estimates change in future periods, the impact on our financial position and operating results could be material.

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

Goodwill and Intangible Asset Valuation
We evaluate our indefinite-lived intangible assets and goodwill for potential impairment annually or when events or circumstances indicate their carrying value may be impaired. Finite-lived intangible assets, including patents and patent rights, are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. No goodwill or intangible asset impairment charges were recognized in 2012 or 2011.

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

We have recorded a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. As we determined, based on reviewing all the positive and negative evidence, that it is more likely than not that the benefit from our deferred tax assets will not be realized, we have a valuation allowance against net deferred tax assets of $57.2 million. If our assumptions change and we determine we will be able to realize these deferred tax assets, the tax benefits related to any reversal of the valuation allowance will be accounted for in the period in which we make such determination. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

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

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2012 AND 2011

The discussion that follows should be read in conjunction with our consolidated financial statements and the related notes in this report. All comparisons to prior year results are in reference to continuing operations only in each period, unless otherwise indicated.

The following table compares selected financial information in our consolidated statements of operations for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011	Change	% Change
Net sales	$193,926	$180,412	$13,514	7.5%
Cost of sales	102,889	101,953	936	0.9%
Gross profit	91,037	78,459	12,578	16.0%
Operating expenses:
Selling and marketing	58,617	54,494	4,123	7.6%
General and administrative	17,669	17,143	526	3.1%
Research and development	4,163	3,223	940	29.2%
Total operating expenses	80,449	74,860	5,589	7.5%
Operating income	10,588	3,599	6,989
Other income (expense):
Interest income	18	65	(47)
Interest expense	56	(466)	522
Other	(246)	(11)	(235)
Total other expense	(172)	(412)	240
Income before income taxes	10,416	3,187	7,229
Income tax (benefit) expense	(226)	686	(912)
Income from continuing operations	10,642	2,501	8,141
Income (loss) from discontinued operation, net of income taxes	6,241	(1,081)	7,322
Net income	$16,883	$1,420	$15,463

The following table compares the net sales and gross margins of our business segments for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011	Change	% Change
Net sales:
Direct	$124,978	$107,061	$17,917	16.7%
Retail	63,891	68,591	(4,700)	(6.9)%
Royalty income	5,057	4,760	297	6.2%
Total net sales	$193,926	$180,412	$13,514	7.5%
Gross profit:
Direct	$71,629	$57,655	$13,974	24.2%
Retail	14,351	16,044	(1,693)	(10.6)%
Royalty income	5,057	4,760	297	6.2%
Total gross profit	$91,037	$78,459	$12,578	16.0%
Gross margin:
Direct	57.3%	53.9%	340	basis points
Retail	22.5%	23.4%	(90)	basis points

The following table compares the net sales of our major product lines within each business segment for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011	Change	% Change
Direct net sales:
Cardio products(1)	$100,677	$75,982	$24,695	32.5%
Strength products(2)	24,301	31,079	(6,778)	(21.8)%
Total Direct net sales	124,978	107,061	17,917	16.7%
Retail net sales:
Cardio products(1)	36,209	43,718	(7,509)	(17.2)%
Strength products(2)	27,682	24,873	2,809	11.3%
Total Retail net sales	63,891	68,591	(4,700)	(6.9)%
Royalty income	5,057	4,760	297	6.2%
Total net sales	$193,926	$180,412	$13,514	7.5%

(1) Cardio products include treadclimbers, treadmills, exercise bikes, ellipticals and CoreBody Reformer.
(2) Strength products include home gyms, selectorized dumbbells, kettlebell weights and weight benches.

Direct

Net sales of our Direct business were $125.0 million in 2012, an increase of $17.9 million, or 16.7%, compared to Direct net sales of $107.1 million in 2011. Revenues of cardio products in our Direct channel increased by 32.5% in 2012, compared to 2011, reflecting strong consumer demand for our cardio products, especially the Bowflex TreadClimber, which we believe was driven by increased advertising effectiveness, improved call center effectiveness and higher U.S. consumer credit approval rates. Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers increased to 32% in 2012 from 25% in 2011. We expect U.S. consumer credit financing approval rates in 2013 approximately consistent with the 2012 level.

The increase in Direct sales of cardio products was partially offset by a 21.8% decline in Direct sales of strength products, primarily rod-based home gyms. The decline in sales of rod-based home gyms is attributable in part to the cessation of television advertising for these products, as management determined that television ad spending on this mature product category was generating unsatisfactory returns. We have marketed rod-based home gyms through more cost efficient online media since early 2011.

Cost of sales of our Direct business increased by 8.0% to $53.4 million in 2012, compared to $49.4 million in 2011. Of this $4.0 million increase in cost of sales, approximately $7.3 million was due to higher sales volume, partially offset by a $2.9 million decrease in cost of sales primarily attributable to a shift in product sales mix and a $0.4 million reduction in supply chain costs, including freight.

Gross margin of our Direct business was 57.3% in 2012, an increase of 340 basis points compared to 2011. Gross margin of our Direct business in 2012 benefited from greater absorption of fixed supply chain costs due to higher sales volume, compared to 2011.

Retail

Net sales of our Retail business were $63.9 million in 2012, a decrease of $4.7 million, or 6.9%, compared to Retail net sales of $68.6 million in 2011, primarily due to lower sales of certain cardio products, including indoor bikes and ellipticals. Total Retail sales of cardio products decreased by 17.2%, compared to 2011. In 2012, Retail sales of strength products increased by 11.3%, primarily due to higher sales of selectorized dumbbells, compared to 2011.

Cost of sales of our Retail business declined by $3.0 million, or 5.7%, to $49.5 million in 2012, compared to $52.5 million in 2011, almost entirely due to the decline in Retail sales volume.

Gross margin of our Retail business was 22.5% in 2012, a decrease of 90 basis points compared to 2011, as the Retail price increase we implemented in the third quarter of 2012 was more than offset by less absorption of fixed supply chain costs due to lower sales volume, compared to 2011.

Operating Expenses

Operating expenses were $80.4 million in 2012, an increase of $5.6 million, or 7.5%, compared to operating expenses of $74.9 million in 2011. As a percent of revenue, operating expenses remained unchanged at 41.5% of net sales. The increase in operating expenses was largely due to an increase of $4.1 million in selling and marketing expense and a $0.9 million increase in research and development expense. In addition, general and administrative expenses increased by $0.5 million in 2012, compared to 2011.

Selling and Marketing

Selling and marketing expenses were $58.6 million in 2012, an increase of $4.1 million, or 7.6%, compared to 2011, mainly due to higher advertising expense of our Direct business. Advertising expense of our Direct business, a component of selling and marketing expenses, was $30.9 million in 2012, an increase of $2.3 million, or 8.0%, compared to 2011, reflecting management's effort to increase Direct revenues in 2012 by increasing advertising levels of existing products and promoting new products.

General and Administrative

General and administrative expenses were $17.7 million in 2012, an increase of $0.5 million, or 3.1%, compared to 2011, primarily due to increases in information technology and legal expenses totaling $1.0 million, partially offset by reductions of $0.3 million in depreciation and amortization expenses and $0.2 million in personnel costs.

Research and Development

Research and development expenses were $4.2 million in 2012, an increase of $0.9 million, or 29.2%, compared to 2011, as we increased our investment in new product development resources and capabilities.

Other Income and Expense

Interest Expense

Negative interest expense of $0.1 million in 2012 arose from the prepayment in March 2012 of our Increasing Rate Senior Discount Notes. Early repayment of the notes resulted in a lower average effective interest rate over the term of the notes than would have applied if the notes had been held to maturity. In periods preceding the repayment date, we used the average effective interest rate as if the notes were held to maturity in determining the amount of interest expense incurred. Interest expense was $0.5 million in 2011. We have not borrowed under our current financing agreement with Bank of the West, other than to fund our outstanding letters of credit. For more information, see "LIQUIDITY AND CAPITAL RESOURCES - Financing Arrangements."

Other Expense

Other expense was $0.2 million in 2012, compared to less than $0.1 million in 2011, primarily due to changes in foreign currency exchange gains and losses.

Income Tax Expense

Income tax benefit was $0.2 million in 2012, compared to income tax expense of $0.7 million in 2011. Income tax benefit in 2012 primarily relates to the expiration of statutes of limitation applicable to our liabilities for uncertain tax positions in certain jurisdictions. Income tax expense in 2011 was attributable to the taxable income generated in Canada and the result of the Company's uncertain tax positions.

Generally we did not recognize U.S. income tax expense associated with our income from continuing operations for 2012 and 2011 due to the valuation allowance against the net deferred tax asset.

Discontinued Operation

Income from discontinued operation, net of income taxes, was $6.2 million in 2012, compared to a loss of $1.1 million in 2011. In the fourth quarter of 2012, we substantially completed the liquidation of our investment in foreign subsidiaries formerly associated with the Commercial business. As a result, an accumulated translation adjustment of $6.2 million was removed as a separate component of equity and recognized as a gain of the discontinued operation. Loss from discontinued operation in 2011 was net of a reduction of $0.9 million in the amount of pre-tax disposal loss previously estimated in connection with the divestiture of our Commercial business. Some expenses may be incurred in 2013 in connection with the settlement of contingencies arising from and directly related to our Commercial business prior to its disposal.

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

(1) Cardio products include treadclimbers, treadmills, exercise bikes and ellipticals and CoreBody Reformer.
(2) Strength products include home gyms, selectorized dumbbells, kettlebell weights and weight benches.

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
Cost of sales of our Direct business increased by 15.9% to $49.4 million, compared to $42.6 million in 2010. Of this increase of $6.8 million, approximately $3.9 million was due to higher sales volume, $1.1 million was due to comparatively higher delivery costs, including in-home assembly expense, $0.5 million was due to higher supply chain costs, $0.5 million was attributable to higher warranty expenses associated with increased sales of cardio products and $0.8 million was due to higher product costs, largely arising from changes in foreign currency exchange rates between the U.S. and China, and various other factors.
Gross margin of our Direct business was 53.9% in 2011, a decrease of 200 basis points compared to 2010, primarily due to higher outbound freight costs, reflecting increased sales of in-home assembly services, which are sold to customers at relatively low margins.

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

Cost of sales of our Retail business increased by 7.1% to $52.5 million, compared to $49.1 million in 2010. Of this increase of $3.4 million, approximately $0.5 million was due to higher sales volume, $1.6 million was due to higher product costs, primarily arising from changes in foreign currency exchange rates between the U.S. and China, and $1.3 million was attributable to higher supply chain costs, including outbound freight.

Gross margin of our Retail business was 23.4% in 2011, a decrease of 420 basis points compared to 2010, of which approximately 280 basis points was due to increased costs of certain products, largely arising from changes in foreign currency exchange rates, and approximately 140 basis points was due to higher supply chain costs, including freight.

Operating Expenses

Operating expenses were $74.9 million in 2011, a decrease of $11.5 million, or 13.3%, compared to operating expenses of $86.3 million in 2010. This reduction was achieved primarily through more effective media advertising, which enabled more efficient spending. In addition, general and administrative expenses decreased by $2.2 million in 2011, compared to 2010.

Selling and Marketing

Selling and marketing expenses were $54.5 million in 2011, a decrease of $9.5 million, or 14.9%, compared to 2010. Advertising expense of our Direct business, a component of selling and marketing expenses, in 2011 was $28.6 million, a decrease of $12.0 million, or 29.6%, compared to 2010. The comparative decrease in Direct advertising expenses was primarily attributable to management's decision in early 2011 to shift advertising away from the mature home-gym category and to increase the media investment in our TreadClimber product line. Beginning in early 2011, we shifted the marketing of home gyms from television advertising to more cost efficient online media. Lower comparable Direct advertising expenses were offset in part by higher consumer credit financing costs, as a result of sequentially improving consumer credit approval rates, and the availability of additional secondary consumer financing providers in 2011, as compared to 2010.

General and Administrative

General and administrative expenses were $17.1 million in 2011, a decrease of $2.2 million, or 11.5%, compared to 2010, primarily due to lower depreciation expense.

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

Income Tax Expense

Income tax expense was $0.7 million in 2011, compared to income tax expense of $0.6 million in 2010, and primarily relates to taxable income generated in Canada.

We increased our valuation allowances in 2010 to reduce U.S. deferred income tax assets generated during the respective years to the amounts expected, more likely than not, to be realized. As a result, generally we did not recognize U.S. income tax benefits associated with our operating loss in 2010.

Discontinued Operation

Loss from discontinued operation, net of income taxes, was $1.1 million in 2011, compared to a loss of $13.0 million in 2010, as we completed the disposal of assets held for sale of our former Commercial business in April 2011. Loss from discontinued operation in 2011 and 2010 was net of reductions of $0.9 million and $3.7 million, respectively, in the amount of pre-tax disposal loss previously estimated in connection with the divestiture of our Commercial business.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we had $23.2 million of cash and cash equivalents, compared to $17.4 million as of December 31, 2011. The principal source of this increase in liquidity was cash provided by operating activities of $12.8 million in 2012, compared to $4.6 million in 2011. Management believes that sufficient funds will be available to meet our expected cash needs for at least the next twelve months, based on cash currently on hand and anticipated cash flows from operations.

Cash provided by operating activities of $12.8 million in 2012 consisted primarily of income from continuing operations of $10.6 million. Income from discontinued operation of $6.2 million consisted almost entirely of a non-cash gain related to the substantial liquidation of foreign entities. An increase in trade payables provided cash of $4.2 million and a decrease in trade receivables provided cash of $1.9 million in 2012. These increases in liquidity were partially offset by $7.6 million of cash used for an increase in inventories in 2012 aimed at supporting the anticipated level of sales growth of our business.

Cash provided by operating activities of $4.6 million in 2011 consisted primarily of income from continuing operations, partially offset by loss from discontinued operation, as adjusted for non-cash items. Cash provided by a $4.0 million increase in trade payables was more than offset by a $4.6 million increase in trade receivables and a $1.3 million increase in inventories.

The following table presents comparative cash flows related to trade receivables and inventories for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Trade receivables:
Collections	$195,854	$175,832	$188,290
Sales on account	(193,926)	(180,412)	(181,043)
Net cash (used in)/provided by trade receivables	$1,928	$(4,580)	$7,247

Inventories:
Shipments	$77,580	$78,139	$81,980
Purchases	(85,153)	(79,426)	(75,637)
Net cash (used in)/provided by inventories	$(7,573)	$(1,287)	$6,343

Cash used in investing activities in 2012 of $2.0 million consisted of $2.4 million used to purchase computer software and production tooling, partially offset by $0.4 million in previously deferred proceeds from the sale of portions of our discontinued Commercial business.

Cash used in investing activities in 2011 of $0.9 million consisted of $2.5 million used to purchase computer software and production tooling, partially offset by $1.3 million in proceeds from the sale of portions of our discontinued Commercial business and $0.4 million from a decrease in the amount of restricted cash collateralizing our outstanding letters of credit.

Cash used in financing activities in 2012 of $4.9 million consisted of $5.0 million used to repay our Increasing Rate Senior Discount Notes, partially offset by $0.1 million provided by the exercise of stock options.

Cash used in financing activities in 2011 was less than $0.1 million for payment of bank financing costs.

Financing Arrangements

We have a Credit Agreement (the "Loan Agreement”) with Bank of the West that, as amended and restated on March 30, 2012, provides for a $15,750,000 maximum revolving secured credit line. The line of credit is available through March 31, 2015 for working capital, standby letters of credit and general corporate purposes. Borrowing availability under the Loan Agreement is subject to our compliance with certain financial and operating covenants at the time borrowings are requested. Standby letters of credit under the Loan Agreement are treated as a reduction of the available borrowing amount and are subject to covenant testing.

The interest rate applicable to borrowings under the Loan Agreement is based on either, at our discretion, Bank of the West's base rate, a floating rate or LIBOR, plus an applicable margin based on certain Company financial performance metrics. Our borrowing rate was 2.00% as of December 31, 2012. The Loan Agreement contains customary covenants, including minimum fixed charge coverage ratio and leverage ratio, and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lender has the option of terminating its credit commitment and accelerating all obligations under the Loan Agreement. Borrowings under the Loan Agreement are collateralized by substantially all of our assets, including intellectual property assets.

As of December 31, 2012, we had no outstanding borrowings and $1.0 million in standby letters of credit issued under the Loan Agreement. As of December 31, 2012, we were in compliance with the financial covenants of the Loan Agreement and approximately $14.8 million was available for borrowing.
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

On July 19, 2011, beneficial interest in the Notes was assigned by the Sherborne Purchasers pro-rata to their respective investors in the manner permitted by the Purchase Agreement. Such assignment was made in connection with the resignation of Messrs. Bramson and McKibben from their respective positions with Nautilus on May 26, 2011, and the subsequent pro-rata distribution by certain Sherborne-affiliated entities to their respective investors of the common stock of Nautilus owned by such entities.
We repaid all amounts outstanding under the Notes on March 30, 2012. If all of the Notes were paid on the original maturity date, the effective rate of interest over the term of the Purchase Agreement would have been approximately 8.7% per annum, which was the rate at which interest expense was accrued in periods preceding the repayment date. The actual effective rate of interest through the repayment date was approximately 6.4% per annum.

Non-Cancelable Contractual Obligations

Our operating cash flows include the effect of certain non-cancelable, contractual obligations. A summary of such obligations as of December 31, 2012, including those related to our discontinued Commercial operation, is as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$16,835	$3,369	$6,437	$5,379	$1,650
Purchase obligations(1)	1,323	1,323	—	—	—
Minimum royalty obligations	250	250	—	—	—
Total	$18,408	$4,942	$6,437	$5,379	$1,650

(1)
Our purchase obligations are comprised primarily of inventory purchase commitments. Because substantially all of our inventory is sourced from Asia, we have long lead times and therefore need to secure factory capacity from our vendors in advance.

Due to uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2012, we are unable to make reasonably reliable estimates of the timing of any cash settlements with the respective taxing authorities. Therefore, approximately $4.1 million of unrecognized tax benefits, including interest and penalties on uncertain tax positions, have been excluded from the contractual table above. For further information, refer to Note 11, Income Taxes, to our consolidated financial statements in Part II, Item 8 of this report.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at December 31, 2012.

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

NEW ACCOUNTING PRONOUNCEMENTS

In the first quarter of 2012, we adopted Accounting Standards Update No. 2011-5, Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which entities present comprehensive income in their financial statements. ASU 2011-05 amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 did not have any effect on our financial position, results of operations or cash flows.

In July 2012, the Financial Accounting Standards Board ("FASB") issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), which amends the guidance in Accounting Standards Topic 350-30, Intangibles - Goodwill and Other, on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, entities testing indefinite-lived intangible assets for impairment would have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the indefinite-lived intangible asset is not more likely than not impaired, a quantitative fair value calculation would not be needed. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The adoption of ASU 2012-02 will not affect our financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02").  This ASU requires an entity to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component.  In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts.  This ASU is effective for interim and annual periods beginning after December 15, 2012.  Since ASU 2013-02 relates entirely to disclosure, the adoption of this standard will not have any effect on our financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nautilus, Inc.
Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Nautilus, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nautilus, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Portland, Oregon
March 7, 2013

NAUTILUS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$23,207	$17,427
Trade receivables, net of allowances of $93 in 2012 and $300 in 2011	21,767	23,780
Inventories	18,787	11,601
Prepaids and other current assets	5,750	4,433
Income taxes receivable	101	454
Short-term notes receivable	82	317
Deferred income tax assets	193	75
Total current assets	69,887	58,087
Property, plant and equipment, net	6,138	4,405
Goodwill	2,940	2,873
Other intangible assets, net	14,666	16,716
Other assets	680	732
Total assets	$94,311	$82,813
LIABILITIES AND STOCKHOLDERS' EQUITY
Trade payables	$32,753	$28,563
Accrued liabilities	8,171	7,218
Warranty obligations, current portion	2,278	1,803
Deferred income tax liabilities	1,275	1,064
Total current liabilities	44,477	38,648
Long-term notes payable	—	5,598
Warranty obligations, non-current	214	214
Income taxes payable, non-current	2,812	3,658
Deferred income tax liabilities, non-current	1,484	1,434
Other long-term liabilities	1,998	1,308
Total liabilities	50,985	50,860
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock - no par value, 75,000 shares authorized, 30,924 and 30,747 shares issued and outstanding as of December 31, 2012 and 2011, respectively	6,103	5,360
Retained earnings	36,598	19,715
Accumulated other comprehensive income	625	6,878
Total stockholders' equity	43,326	31,953
Total liabilities and stockholders' equity	$94,311	$82,813

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net sales	$193,926	$180,412	$168,450
Cost of sales	102,889	101,953	91,704
Gross profit	91,037	78,459	76,746
Operating expenses:
Selling and marketing	58,617	54,494	64,039
General and administrative	17,669	17,143	19,371
Research and development	4,163	3,223	2,905
Total operating expenses	80,449	74,860	86,315
Operating income (loss)	10,588	3,599	(9,569)
Other income (expense):
Interest income	18	65	15
Interest expense	56	(466)	(140)
Other	(246)	(11)	464
Total other (expense) income	(172)	(412)	339
Income (loss) from continuing operations before income taxes	10,416	3,187	(9,230)
Income tax (benefit) expense	(226)	686	588
Income (loss) from continuing operations	10,642	2,501	(9,818)
Discontinued operation:
Income (loss) from discontinued operation before income taxes	6,007	(1,065)	(12,924)
Income tax (benefit) expense of discontinued operation	(234)	16	99
Income (loss) from discontinued operation	6,241	(1,081)	(13,023)
Net income (loss)	$16,883	$1,420	$(22,841)
Income (loss) per share from continuing operations:
Basic	$0.34	$0.08	$(0.32)
Diluted	0.34	0.08	(0.32)
Income (loss) per share from discontinued operation:
Basic	$0.21	$(0.03)	$(0.42)
Diluted	0.21	(0.03)	(0.42)
Net income (loss) per share:
Basic	$0.55	$0.05	$(0.74)
Diluted	0.55	0.05	(0.74)
Weighted average shares outstanding:
Basic	30,851	30,746	30,744
Diluted	30,974	30,776	30,744

See accompanying notes to consolidated financial statements

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$16,883	$1,420	$(22,841)
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of income tax (benefit) expense of ($9), $8 and ($15)	(83)	(575)	520
Total comprehensive income (loss)	$16,800	$845	$(22,321)

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balances at January 1, 2010	30,744	$4,414	$41,136	$6,933	$52,483
Net loss	—	—	(22,841)	—	(22,841)
Foreign currency translation adjustment, including income tax benefit of $15	—	—	—	520	520
Stock-based compensation expense	—	637	—	—	637
Balances at December 31, 2010	30,744	5,051	18,295	7,453	30,799
Net income	—	—	1,420	—	1,420
Foreign currency translation adjustment, net of income tax expense of $8	—	—	—	(575)	(575)
Stock-based compensation expense	—	306	—	—	306
Common stock issued under equity compensation plan	3	3	—	—	3
Balances at December 31, 2011	30,747	5,360	19,715	6,878	31,953
Net income	—	—	16,883	—	16,883
Foreign currency translation adjustment, including income tax benefit of $9	—	—	—	(83)	(83)
Reclassification of foreign currency translation gains to income upon substantial liquidation of subsidiaries	—	—	—	(6,170)	(6,170)
Stock-based compensation expense	—	630	—	—	630
Common stock issued under equity compensation plan	177	$113	—	—	113
Balances at December 31, 2012	30,924	$6,103	$36,598	$625	$43,326

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Income (loss) from continuing operations	$10,642	$2,501	$(9,818)
Income (loss) from discontinued operation	6,241	(1,081)	(13,023)
Net income (loss)	16,883	1,420	(22,841)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,269	3,815	6,627
Bad debt expense (reduction)	(13)	156	486
Inventory lower-of-cost-or-market adjustments	402	210	205
Stock-based compensation expense	630	306	637
(Gain) loss on asset disposals	(30)	78	148
Reduction of previously estimated asset disposal loss	—	(947)	(3,723)
Deferred income taxes, net of valuation allowances	145	431	290
Reclassification of foreign currency translation gains to income upon substantial liquidation of subsidiaries	(6,170)	—	—
Changes in operating assets and liabilities:
Trade receivables	1,928	(4,580)	7,247
Inventories	(7,573)	(1,287)	6,343
Prepaids and other current assets	(1,314)	1,117	458
Income taxes	464	(127)	12,372
Trade payables	4,189	4,041	(12,620)
Accrued liabilities, including warranty obligations	3	(35)	(6,288)
Net cash provided by (used in) operating activities	12,813	4,598	(10,659)
Cash flows from investing activities:
Proceeds from sale of discontinued operation	410	1,303	7,266
Proceeds from other asset sales	6	—	16
Purchases of software and equipment	(2,442)	(2,506)	(222)
Net decrease in restricted cash	—	351	4,582
Net cash (used in) provided by investing activities	(2,026)	(852)	11,642
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	5,000
Repayment of long-term borrowings	(5,000)	—	—
Financing costs	—	(35)	(324)
Proceeds from exercise of stock options	113	3	—
Net cash (used in) provided by financing activities	(4,887)	(32)	4,676
Effect of exchange rate changes on cash and cash equivalents	(120)	(583)	1,348
Net increase in cash and cash equivalents	5,780	3,131	7,007
Cash and cash equivalents, beginning of year	17,427	14,296	7,289
Cash and cash equivalents, end of year	$23,207	$17,427	$14,296
Supplemental disclosure of cash flow information:
Cash (paid) refunded for income taxes, net	$(277)	$22	$12,455
Cash paid for interest	$(544)	$—	$—
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

Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash held in bank accounts in excess of federally-insured limits and trade receivables. Trade receivables are generally unsecured and therefore collection is affected by the economic conditions in each of the Company's principal markets.

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

Nautilus derives a significant portion of its revenues from a small number of its Retail customers. A loss of business from one or more of these large customers, if not replaced with new business, would negatively affect the Company's operating results and cash flows. In 2012 and 2011, one customer accounted for more than 10 percent, but less than 15 percent, of the Company's consolidated net sales. No individual customer accounted for 10 percent or more of the Company's consolidated net sales in 2010.

Cash and cash equivalents - All highly liquid investments with remaining maturities of three months or less at purchase are considered to be cash equivalents. As of December 31, 2012 and 2011, cash and cash equivalents consisted entirely of cash.

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

Goodwill - Goodwill consists of the excess of acquisition costs over the fair values of net assets acquired in business combinations. Nautilus reviews goodwill for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount may be impaired. For this purpose, goodwill is evaluated at the reporting unit level. The Company's goodwill is an asset of its Direct reporting unit. The Company performed a qualitative assessment of goodwill in the fourth quarters of 2012 and 2011 and concluded that circumstances did not more likely than not indicate an impairment had occurred. For further information regarding goodwill, see Note 6, Goodwill.

Other intangible assets - Finite-lived intangible assets, primarily acquired patents and patent rights, are stated at cost, net of accumulated amortization. The Company recognizes amortization expense for its finite-lived intangible assets on a straight-line basis over the estimated useful lives.

Indefinite-lived intangible assets consist of acquired trademarks. Indefinite-lived intangible assets are stated at cost and are not amortized; instead, they are tested for impairment at least annually. Nautilus reviews its acquired trademarks for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the assets may be impaired. The fair value of trademarks is estimated using the relief from royalty approach, a standard form of discounted cash flow analysis used in the valuation of trademarks. If the carrying amount of trademarks exceeds the estimated fair value, the Company calculates impairment as the excess of carrying amount over the estimate of fair value. Nautilus tested its acquired trademarks for impairment in the fourth quarters of 2012 and 2011 and determined that no impairment was indicated. For further information regarding other intangible assets, see Note 7, Other Intangible Assets.

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

Revenue recognition - Direct and Retail product sales and shipping revenues are recorded when products are shipped and title passes to customers. In most instances, Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss to the customer upon our delivery to the carrier. Revenue is recognized net of applicable sales incentives, such as promotional discounts, rebates and return allowances. The Company estimates the revenue impact of incentive programs based on the planned duration of the program and historical experience. If the amount of sales incentives is reasonably estimable, the impact of such incentives is recorded at the later of the time the customer is notified of the sales incentive or the time of the sale. The Company estimates its liability for product returns based on historical experience and records the expected obligation as a reduction of revenue. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.

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

Cost of sales - Cost of sales primarily consists of: inventory costs; royalties paid to third parties; employment and occupancy costs of warehouse and distribution facilities, including depreciation of improvements and equipment; transportation expenses; product warranty expenses; distribution information systems expenses; and allocated expenses for shared administrative functions.

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

Advertising and promotion - Nautilus expenses its advertising and promotion costs as incurred. Production costs of television advertising commercials are recorded as prepaid expenses until the initial broadcast, at which time such costs are expensed. Advertising and promotion costs are included in selling and marketing expenses. Total advertising and promotion expenses were $30.9 million, $28.6 million and $40.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Prepaid advertising and promotion costs were $1.3 million and $0.8 million as of December 31, 2012 and 2011, respectively.

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

Foreign currency translation - Nautilus translates the accounts of its non-U.S. subsidiaries into U.S. dollars as follows: revenues, expenses, gains and losses are translated at weighted-average exchange rates during the year; and assets and liabilities are translated at the exchange rate on the balance sheet date. Translation gains and losses are reported in the Company's consolidated balance sheets as a component of accumulated other comprehensive income in stockholders' equity. In the fourth quarter of 2012, the Company substantially completed the liquidation of its investment in foreign subsidiaries formerly associated with the Commercial business. As a result, an accumulated translation adjustment of $6.2 million was removed from accumulated other comprehensive income and recognized as a gain of the discontinued operation.

Gains and losses arising from foreign currency transactions, including transactions between the Company and its non-U.S. subsidiaries, are recorded as a component of other income (expense) in the Company's consolidated statements of operations.

Fair value of financial instruments - Financial instruments include cash and cash equivalents, trade receivables, trade payables, long-term note payable, letters of credit and guarantees entered into in the ordinary course of business. The carrying amounts reflected in the Company's consolidated balance sheets approximate fair value due to their market rates of interest and/or short-term maturities.

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

Fair value of stock options is estimated using the Black-Scholes-Merton option valuation model; fair value of performance share unit awards is estimated using the binomial valuation model; fair value of restricted stock unit awards is based on the closing market price on the day preceding the grant. Assumptions used in calculating the fair value of stock-option grants in the years ended December 31, 2012 and 2011 were as follows:

	2012	2011	2010
Dividend yield	—%	—%	—%
Risk-free interest rate	0.9%	1.5%	2.2%
Expected life (years)	4.75	4.75	4.75
Expected volatility	92%	92%	90%

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

Related party transactions - In September 2010, the Company entered into an agreement to borrow $5.0 million from certain entities under common control of Sherborne Investors GP, LLC and its affiliates (collectively “Sherborne”). At the time, Sherborne was the Company's largest shareholder and was controlled by Edward J. Bramson, the Company's former Chairman and Chief Executive Officer, and Craig L. McKibben, a former member of the Company's Board of Directors. The Company incurred interest expense of $0.4 million and $0.1 million with respect to such debt in 2011 and 2010, respectively. The Company repaid all amounts outstanding with respect to such debt in March 2012 and, accordingly, both the outstanding principal balance and amount of accrued interest expense as of December 31, 2012 were zero. As of December 31, 2011, the outstanding principal balance of $5.0 million and accrued interest expense of $0.5 million is included in long-term notes payable in the Company's consolidated balance sheets. For further information, see Note 10, Borrowings.

New Accounting Pronouncements - In the first quarter of 2012, the Company adopted Accounting Standards Update No. 2011-5, Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which entities present comprehensive income in their financial statements. ASU 2011-05 amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 did not have any effect on the Company's financial position, results of operations or cash flows.

In July 2012, the Financial Accounting Standards Board ("FASB") issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), which amends the guidance in Accounting Standards Topic 350-30, Intangibles -

Goodwill and Other, on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, entities testing indefinite-lived intangible assets for impairment would have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the indefinite-lived intangible asset is not more likely than not impaired, a quantitative fair value calculation would not be needed. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The adoption of ASU 2012-02 will not affect the Company's financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02").  This ASU requires an entity to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component.  In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts.  This ASU is effective for interim and annual periods beginning after December 15, 2012.  Since ASU 2013-02 relates entirely to disclosure, the adoption of this standard will not have any effect on the Company's financial position, results of operations or cash flows.

(2) DISCONTINUED OPERATION

On September 25, 2009, in light of continuing operating losses in its Commercial business and in order to focus exclusively on managing its Direct and Retail consumer businesses, the Company committed to a plan for the complete divestiture of its Commercial business, which qualified for held-for-sale accounting treatment. The Commercial business is presented as a discontinued operation in the Company's consolidated statements of operations for all years. Following is a summary of the operating results of the Company's former Commercial business for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Revenue	$—	$86	$12,593
Operating income (loss) before income taxes	$(163)	$(2,011)	$(16,647)
Reclassification of foreign currency translation gains to income upon substantial liquidation of subsidiaries	6,170	—	—
Reduction of previously-estimated disposal loss	—	946	3,723
Income tax benefit (expense)	234	(16)	(99)
Total income (loss) from discontinued operation	$6,241	$(1,081)	$(13,023)

Disposal of Commercial business assets was completed in April 2011. In the fourth quarter of 2012, the Company substantially completed the liquidation of its investment in foreign subsidiaries formerly associated with the Commercial business. As a result, an accumulated translation adjustment of $6.2 million was removed as a separate component of equity and recognized as a gain of the discontinued operation. The Company may incur additional expenses in future periods in connection with the settlement of contingencies arising from and directly related to the Commercial business prior to its disposal. For further information regarding contingencies related to the Company's former Commercial business, see Note 15, Commitments and Contingencies.

The following table presents gain or (loss) recognized on completed disposal transactions for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Estimated Disposal Loss as of January 1	Gain (Loss) on Completed Disposal Transactions	Reduction of Previously-Estimated Disposal Loss	Disposal Loss Impairment as of December 31
2010	$(10,266)	$(5,877)	$3,723	$(666)
2011	(666)	280	946	—
2012	—	—	—	—

The following table summarizes liabilities for exit costs related to discontinued operations, included in "Accrued liabilities" and "Other long-term liabilities" in the Company's consolidated balance sheets (in thousands):

	Severance and Benefits	Lease Obligations	Total Liabilities
Balance as of December 31, 2010	476	2,160	2,636
Accruals	175	217	392
Payments	(476)	(448)	(924)
Balance as of December 31, 2011	175	1,929	2,104
Accruals	—	(390)	(390)
Payments	(175)	(421)	(596)
Balance as of December 31, 2012	$—	$1,118	$1,118

(3) TRADE RECEIVABLES

Changes in the Company's allowance for doubtful trade receivables in the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
Balance, January 1	$300	$301	$4,160
Charges to (reversals of) bad debt expense	(13)	156	486
Writeoffs, net of recoveries	(194)	(157)	(4,345)
Balance, December 31	$93	$300	$301

Writeoffs, net of recoveries, in 2010 primarily consisted of uncollectible trade receivables of the Company's former Commercial business.

(4) INVENTORIES

Inventories, net, as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011
Finished goods	$17,148	$9,832
Parts and components	1,639	1,769
Total inventories	$18,787	$11,601

Valuation allowances, primarily related to excess parts inventories, as of December 31, 2012 and 2011 were as follows (in thousands):

	December 31,
	2012	2011
Inventory valuation allowances	$1,011	$1,037

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2012 and 2011 consisted of the following (in thousands):

	Estimated Useful Life (in years)	December 31,
		2012	2011
Leasehold improvements	5 to 20	$2,863	$2,557
Computer equipment	3 to 5	36,107	36,872
Machinery and equipment	3 to 5	5,359	4,759
Furniture and fixtures	5	870	666
Work in progress [1]	N/A	2,080	1,937
Total cost		47,279	46,791
Accumulated depreciation		(41,141)	(42,386)
Total property, plant and equipment, net		$6,138	$4,405

1 Work in progress includes internal use software development and production tooling construction in progress.

Depreciation expense was $1.2 million, $1.6 million and $4.5 million in 2012, 2011 and 2010, respectively.

(6) GOODWILL

No goodwill is assigned to the Retail reporting unit. Changes in goodwill of the Direct reporting unit in the years ended December 31, 2012 and 2011 were as follows (in thousands):

Goodwill
Balance, January 1, 2011	$2,931
Currency exchange rate adjustment	(58)
Balance, December 31, 2011	2,873
Currency exchange rate adjustment	67
Balance, December 31, 2012	$2,940

(7) OTHER INTANGIBLE ASSETS

Intangible assets as of December 31, 2012 and 2011 consisted of the following (in thousands):

	Estimated Useful Life (in years)			December 31,
				2012	2011
Indefinite life trademarks	N/A			$9,052	$9,052
Patents	8	to	16	18,154	18,154
Total cost				27,206	27,206
Accumulated amortization - patents				(12,540)	(10,490)
Total other intangible assets, net				$14,666	$16,716

Amortization expense for intangible assets was $2.1 million for each of the years ended December 31, 2012, 2011 and 2010. Amortization expense for intangible assets is expected to be approximately $2.1 million in 2013 and $2.0 million in 2014, with the remaining $1.5 million amortized over the six-year period from 2015 through 2020.

(8) ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011
Exit costs of discontinued operation	$340	$796
Payroll and benefits	3,327	2,389
Royalties	1,063	821
Legal and professional fees	834	825
Other	2,607	2,387
Total accrued liabilities	$8,171	$7,218

(9) PRODUCT WARRANTIES

Changes in the Company's product warranty liability in the years ended December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Balance, January 1	$2,017	$3,935
Accruals	2,615	1,789
Adjustments	(170)	(660)
Payments	(1,970)	(3,047)
Balance, December 31	$2,492	$2,017

Product warranty payments in 2012 and 2011 primarily related to retained obligations of the Company's former Commercial business. Product warranty liability adjustments in 2011 primarily related to the assignment of certain outstanding Commercial warranty obligations to the buyer of certain components of the Commercial business. As of December 31, 2012 and 2011, total outstanding obligations of the Company's former Commercial business included in product warranty liability were $0.4 million and $0.6 million, respectively.

(10) BORROWINGS

The Company has a Credit Agreement (the "Loan Agreement”) with Bank of the West that, as amended and restated on March 30, 2012, provides for a $15,750,000 maximum revolving secured credit line. The line of credit is available through March 31, 2015 for working capital, standby letters of credit and general corporate purposes. Borrowing availability under the Loan Agreement is subject to the Company's compliance with certain financial and operating covenants at the time borrowings are requested. Standby letters of credit under the Loan Agreement are treated as a reduction of the available borrowing amount and are subject to covenant testing.

The interest rate applicable to borrowings under the Loan Agreement is based on either, at the Company's discretion, Bank of the West's base rate, a floating rate or LIBOR, plus an applicable margin based on certain Company financial performance metrics. The Company's borrowing rate was 2.00% as of December 31, 2012. The Loan Agreement contains customary covenants, including minimum fixed charge coverage ratio and leverage ratio, and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lender has the option of terminating its commitment with respect to the credit line and accelerating all obligations under the Loan Agreement. Borrowings under the Loan Agreement are collateralized by substantially all of the Company's assets, including intellectual property assets.

As of December 31, 2012, the Company had no outstanding borrowings and $1.0 million in standby letters of credit issued under the Loan Agreement. As of December 31, 2012, the Company was in compliance with the financial covenants of the Loan Agreement and approximately $14.8 million was available for borrowing.

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
The Company repaid all amounts outstanding under the Notes on March 30, 2012. If all of the Notes were paid on the original maturity date, the effective rate of interest over the term of the Purchase Agreement would have been approximately 8.7% per annum, which was the rate at which interest expense was accrued by the Company in periods preceding the repayment date. The actual effective rate of interest through the repayment date was approximately 6.4% per annum.

(11) INCOME TAXES

Income (loss) from continuing operations before income taxes for the years ended December 31, 2012, 2011 and 2010 consisted of the following (in thousands):

	2012	2011	2010
United States	$10,025	$2,876	$(11,077)
Non-U.S.	391	311	1,847
Total income (loss) from continuing operations before income taxes	$10,416	$3,187	$(9,230)

Income tax (benefit) expense for continuing operations for the years ended December 31, 2012, 2011 and 2010 consisted of the following (in thousands):

	2012	2011	2010
Current:
U.S. federal	$(579)	$172	$(349)
U.S. state	53	26	26
Non-U.S.	155	77	656
Total current	(371)	275	333
Deferred:
U.S. federal	177	314	202
U.S. state	17	27	17
Non-U.S.	(49)	70	36
Total deferred	145	411	255
Total income tax expense (benefit)	$(226)	$686	$588

The tax effect of deferred income tax assets and liabilities arising from temporary differences and carryforwards as of December 31, 2012 and 2011 was as follows (in thousands):

	December 31,
	2012	2011
Deferred income tax assets:
Accrued liabilities	$3,312	$2,703
Allowance for doubtful accounts	21	27
Inventory valuation	382	388
Capitalized indirect inventory costs	207	183
Stock-based compensation expense	612	721
Net operating loss carryforward	40,540	39,777
Basis difference on assets held-for-sale	—	1,821
Capital loss carryforward	4,319	4,319
Basis difference on long-lived assets	5,783	8,332
Other	3,562	3,317
Total deferred income tax assets before valuation allowance	58,738	61,588
Valuation allowance	(57,230)	(60,328)
Total deferred income tax assets, net of valuation allowance	1,508	1,260
Deferred income tax liabilities:
Prepaid advertising	(381)	(287)
Other prepaids	(320)	(311)
Basis difference on long-lived assets	(2,678)	(2,409)
Undistributed earnings of foreign subsidiaries	(136)	(89)
Other	(319)	(288)
Total deferred income tax liabilities	(3,834)	(3,384)
Net deferred income tax liability	$(2,326)	$(2,124)

Net deferred income tax liability in the Company's consolidated balance sheets as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011
Current deferred income tax assets	$193	$75
Current deferred income tax liabilities	(1,275)	(1,064)
Non-current deferred income tax assets, included in “Other assets”	240	299
Non-current deferred income tax liabilities	(1,484)	(1,434)
Net deferred income tax liability	$(2,326)	$(2,124)

Following is a reconciliation of the U.S. statutory federal income tax rate with the Company's effective income tax rate for continuing operations for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State tax, net of U.S. federal tax benefit	1.1	5.2	2.2
Nondeductible incentive stock option expense	—	—	0.2
Non-U.S. income taxes	—	2.1	13.1
Effect of double taxation dividend received	—	—	(13.6)
Nondeductible operating expenses	0.4	(1.8)	(0.1)
Research and development credit	—	(2.6)	—
Change in deferred tax measurement rate	0.1	(0.3)	0.3
Change in uncertain tax positions	(6.5)	13.0	(1.0)
Valuation allowance	(32.3)	(29.0)	(40.4)
Other	—	(0.1)	(2.1)
Effective income tax rate for continuing operations	(2.2)%	21.5%	(6.4)%

Nautilus periodically evaluates the potential realization of its deferred income tax assets and, if necessary, records a valuation allowance to reduce the net carrying value of such assets to the amount expected to be realized.  As part of this assessment, the Company considers positive and negative evidence, including cumulative income or loss for the past three years and forecasted taxable income.  Nautilus evaluated the potential realization of deferred income tax assets as of  December 31, 2012 and 2011 and concluded that a valuation allowance was required.  It is at least reasonably possible that, within the next twelve months, a review of the objective evidence may indicate that a portion of the Company's valuation allowance is no longer appropriate.  If such a determination is made, release of the valuation allowance would be recognized as an income tax benefit to continuing operations in the period in which such assessment is made and the amount recognized could be material.

The amount of valuation allowance offsetting the Company's deferred income tax assets was $57.2 million and $60.3 million as of December 31, 2012 and 2011, respectively.

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

As of December 31, 2012, the Company had the following income tax carryforwards (in millions):

	Amount	Expires in
Net operating loss carryforwards:
Federal	$75.0	2029 - 2031
State	104.0	2013 - 2031
Germany	11.5	Indefinite
Switzerland	26.0	2014 - 2019
China	3.7	2013 - 2016
Italy	2.6	2013 - 2017
Federal capital loss carryforward	11.3	2013
Income tax credit carryforwards:
Federal	2.7	2018 - 2031
State	0.4	2019 - 2022

Under accounting guidance, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. Following is a reconciliation of gross unrecognized tax benefits from uncertain tax positions (excluding the impact of penalties and interest) for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Unrecognized tax benefits, beginning of year	$4,376	$3,342	$3,249
Additions for tax positions taken in prior years	—	1,017	52
Reductions for tax positions taken in prior years	(972)	—	(75)
Additions for tax positions related to the current year	—	73	125
Lapses of statutes of limitations	(874)	(56)	(9)
Unrecognized tax benefits, end of year	$2,530	$4,376	$3,342
Of the $2.5 million of gross unrecognized tax benefits from uncertain tax positions outstanding as of December 31, 2012, $1.2 million would, if recognized, affect the Company's effective tax rate.
The Company recognizes tax-related interest and penalties as a component of income tax expense. The Company had a cumulative liability for interest and penalties related to uncertain tax positions as of December 31, 2012 and 2011 of $1.6 million and $1.6 million, respectively.
The Company's U.S. federal income tax returns for 2009 through 2012 are open to review by the U.S. Internal Revenue Service. The Company's state income tax returns for 2006 through 2012 are open to review, depending on the respective statute of limitation in each state. In addition, the Company files income tax returns in several non-U.S. jurisdictions with varying statutes of limitation.

As of December 31, 2012, the Company believes it is reasonably likely that, within the next 12 months, $0.3 million of previously unrecognized tax benefits related to certain U.S. and non-U.S. filing positions will be recognized as statutes of limitation expire.

(12) STOCKHOLDERS' EQUITY

Common Stock

As of December 31, 2012, the Company had 75.0 million authorized shares of common stock, no par value, of which 30.9 million shares were issued and outstanding and 1.7 million shares were reserved for future issuance under its equity compensation plans.

2005 Long-Term Incentive Plan

In 2005 Nautilus shareholders approved the 2005 Long-Term Incentive Plan (the “2005 Plan”) to enhance the Company's ability to attract and retain highly qualified personnel and align the long-term interests of participants with those of the shareholders. The 2005 Plan, which is administered by the Company's Compensation Committee of the Board of Directors, authorizes the Company to grant various types of stock-based awards including: stock options, stock appreciation rights, restricted stock, stock units and performance stock grants. Stock options granted under the 2005 Plan shall not have an exercise price less than the fair market value of the Company's common shares on the date of the grant. The exercise price of an option or stock appreciation right may not be reduced without shareholder approval. Stock options generally vest over periods of three or four years of continuous service, commencing on the date of grant. Stock options granted after the adoption of the 2005 Plan have a seven-year contractual term. Stock options granted under the preceding plan expire after ten years.

Upon its adoption, there were approximately 4.0 million shares available for issuance under the 2005 Plan. The number of shares available for issuance is increased by any shares of common stock which were previously reserved for issuance under the Company's preceding stock option plan, and were not subject to grant on June 6, 2005, or as to which the stock based compensation award is forfeited on or after June 6, 2005. The number of shares available for issuance is reduced by (i) two shares for each share delivered in settlement of any stock appreciation rights, for each share of restricted stock, and for each stock unit or performance unit award, and (ii) one share for each share delivered in settlement of a stock option award. In no event shall more than 1.0 million aggregate shares of common stock subject to stock options, stock appreciation rights, restricted stock or performance stock unit awards be granted to any one participant in any one year under the 2005 Plan. As of December 31, 2012, 3.8 million shares remained available for future grant under the 2005 Plan.

The Company receives income tax deductions as a result of the exercise of certain stock options and vesting of restricted stock units and performance stock units. Stock-based compensation expense, primarily included in general and administrative expense, for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	2012	2011	2010
Stock options	$355	$26	$553
Restricted stock units	188	150	—
Performance stock units	87	130	84
Total	$630	306	637

Stock Options

Stock option activity for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands, except exercise price and contractual life):

	Total Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000s)
Options outstanding, January 1, 2010	1,414	$10.50
Granted	258	2.73
Forfeited, canceled or expired	(472)	10.34
Exercised	—	—
Options outstanding, December 31, 2010	1,200	8.80	4.3	$22
Options outstanding, January 1, 2011	1,200	8.80
Granted	124	2.69
Forfeited, canceled or expired	(287)	6.52
Exercised	(3)	1.68
Options outstanding, December 31, 2011	1,034	8.72	3.2	18
Options outstanding, January 1, 2012	1,034	8.72
Granted	386	2.74
Forfeited, canceled or expired	(185)	9.43
Exercised	(51)	2.24
Options outstanding, December 31, 2012	1,184	6.92	4.1	599
Vested and expected to vest, as of December 31, 2012	1,184	6.92	4.1	599

Aggregate intrinsic value in the above table represents the aggregate amount, for all options, by which closing share prices exceed the exercise price of the stock options. This value will fluctuate in the future based on the fair market value of our common stock.

The weighted average grant-date fair values of stock options granted during the years ended December 31, 2012, 2011 and 2010 were $1.89, $1.86 and $1.89, respectively. As of December 31, 2012, compensation expense for unvested stock options was approximately $0.5 million, which is expected to be recognized over a weighted average period of 1.8 years.

Stock options outstanding as of December 31, 2012 were as follows: (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$1.07 - $2.72	362	6.7	$2.38	88	$1.98
$2.77 - $2.99	314	5.4	2.91	88	2.99
$3.08 - $14.25	252	1.9	7.25	248	7.32
$15.15 - $23.15	251	1.1	17.78	251	17.78
$23.64 - $26.77	5	2.3	25.45	5	25.45
$1.07 - $26.77	1,184	4.1	6.92	680	10.06

Restricted Stock Units

Following is a summary of restricted stock unit activity for the years ended December 31, 2012, 2011 and 2010 (in thousands, except fair value per share):

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Restricted stock units outstanding, January 1, 2010	—	$—
Granted	—	—
Restricted stock units outstanding, December 31, 2010	—	—
Granted	375	2.60
Restricted stock units outstanding, December 31, 2011	375	2.60
Granted	—
Forfeited	(59)	2.60
Vested	(137)	2.60
Restricted stock units outstanding, December 31, 2012	179	2.60

Performance Stock Units

In April 2010 the Company granted performance stock unit awards to key members of its executive team. The performance stock unit awards are subject to both time-based vesting (one-third annually over three years) and achievement of a stock price target of two times the grant date price. If, over the three-year period, the stock price does not close at or above two times the grant date price over any 20 of 30 consecutive days, the entire award is forfeited. Compensation expense for performance stock unit grants is recognized over the estimated requisite service period based on the number of performance stock units ultimately expected to vest.

In February and August 2012, the Company granted performance stock unit awards to certain of the Company's executive officers. The performance stock unit awards vest based on achievement of certain operating income and return on asset goals established for a three year performance period. The number of shares vested under the performance unit awards following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 60% of the performance unit awards if minimum thresholds are achieved to a maximum of 150%.

Following is a summary of performance stock unit activity for the years ended December 31, 2012, 2011 and 2010 (in thousands, except fair value per share):

	Performance Stock Units	Weighted Average Grant Date Fair Value per Share
Performance stock units outstanding, January 1, 2010	—	$—
Granted	146	2.32
Performance stock units outstanding, December 31, 2010	146	2.32
Canceled	(73)	2.32
Performance stock units outstanding, December 31, 2011	73	2.32
Granted	82	2.79
Canceled	(23)	2.47
Performance stock units outstanding, December 31, 2012	132	2.59

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

	As of December 31,
(Number of shares in thousands)	2012	2011	2010
Basic weighted average shares outstanding	30,851	30,746	30,744
Dilutive potential common shares	123	30	—	(1)
Diluted weighted average shares outstanding	30,974	30,776	30,744

(1) Dilutive potential shares omitted due to net loss			26

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted income (loss) per share, primarily because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future.

	As of December 31,
(Number of shares in thousands)	2012	2011	2010
Stock options	1,072	1,114	1,253
Performance stock units	26	89	—
Restricted stock units	—	217	—

(14) SEGMENT INFORMATION

The Company has two reportable segments - Direct and Retail. Contribution is the measure of profit or loss used by the Company's chief operating decision maker and is defined as net sales less product costs and directly attributable expenses. Directly attributable expenses include selling and marketing expenses, general and administrative expenses, and research and development expenses that are directly related to segment operations. Segment assets are those directly assigned to an operating segment's operations, primarily accounts receivable, inventories and intangible assets. Unallocated assets primarily include shared information technology infrastructure, distribution centers, corporate headquarters, prepaids, deferred taxes and other assets. Capital expenditures directly attributable to the Direct and Retail segments were not significant in any year.

Following is summary information by reportable segment for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Net sales:
Direct	$124,978	$107,061	$96,668
Retail	63,891	68,591	67,789
Unallocated royalty income	5,057	4,760	3,993
Consolidated net sales	$193,926	$180,412	$168,450
Contribution:
Direct	$12,479	$2,954	$(10,778)
Retail	7,855	9,489	11,400
Unallocated royalty income	5,057	4,760	3,994
Consolidated contribution	$25,391	$17,203	$4,616
Reconciliation of consolidated contribution to income (loss) from continuing operations:
Consolidated contribution	$25,391	$17,203	$4,616
Less:
Selling and marketing	—	—	(6)
General and administrative	(14,752)	(13,501)	(14,093)
Research and development	(49)	(103)	(86)
Interest income (expense), net	73	(401)	(140)
Other income (expense), net	(247)	(11)	479
Income tax benefit (expense)	226	(686)	(588)
Income (loss) from continuing operations	$10,642	$2,501	$(9,818)
Assets:
Direct	$22,349	$23,244	$17,345
Retail	27,843	26,331	31,084
Unallocated corporate	44,119	33,238	29,938
Total assets	$94,311	$82,813	$78,367
Depreciation and amortization expense:
Direct	$2,366	$2,742	$4,000
Retail	825	844	2,226
Unallocated corporate	78	229	401
Total depreciation and amortization expense	$3,269	$3,815	$6,627

Net sales outside of the United States, primarily in Canada, represented approximately 13%, 9% and 10% of consolidated net sales for the years ended December 31, 2012, 2011 and 2010, respectively.

(15) COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases property and equipment under non-cancelable operating leases which, in the aggregate, extend through 2019. Many of these leases contain renewal options and provide for rent escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Rent expense under all operating leases was $3.2 million, $3.3 million and $3.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, future minimum lease payments under non-cancelable operating leases, reduced for sublease income, were as follows (in thousands):

2013	$3,369
2014	3,268
2015	3,169
2016	3,209
2017	2,170
Thereafter	1,650
Total minimum non-cancelable lease payments, net	$16,835

Guarantees, Commitments and Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, the Company had approximately $1.0 million and $3.0 million, respectively, in standby letters of credit with certain vendors with expiration dates through November 2013.

The Company has long lead times for inventory purchases and, therefore, must secure factory capacity from its vendors in advance. As of December 31, 2012, the Company had approximately $1.3 million in non-cancelable market-based purchase obligations, all of which were for inventory purchases expected to be received in 2013.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. The Company holds insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to the Company's financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of December 31, 2012.

Guarantees, Commitments and Contingencies of Discontinued Operation

The Company retained certain warranty obligations in connection with its discontinued Commercial operation and remains contingently liable for certain product warranty obligations which were assumed by buyers of its Commercial business product lines to the extent a buyer fails to fulfill its assumed obligations. Uncertainties exist with respect to these warranty obligations, as units previously sold to customers approach end-of-life and settlements are reached with certain customers in connection with the Company's exit from its discontinued Commercial operation. As of December 31, 2012, the Company's warranty liability included $0.4 million for estimated future warranty costs of its discontinued Commercial operation.

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

(16) SUPPLEMENTARY INFORMATION - QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table summarizes the Company's unaudited quarterly financial data for 2012 and 2011 (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
2012:
Net sales	$51,262	$39,583	$38,052	$65,029	$193,926
Gross profit	23,905	17,168	18,541	31,423	91,037
Operating income (loss)	2,829	(599)	698	7,660	10,588
Income (loss) from continuing operations	2,647	(486)	1,216	7,265	10,642
Income (loss) from discontinued operation	(125)	322	(265)	6,309	6,241
Net income (loss)	2,522	(164)	951	13,574	16,883
Net income (loss) per share:
Basic	$0.08	$(0.01)	$0.03	$0.44	$0.55
Diluted	0.08	(0.01)	0.03	0.44	0.55

2011:
Net sales	$48,301	$34,724	$37,402	$59,985	$180,412
Gross profit	22,087	14,543	15,797	26,032	78,459
Operating income (loss)	1,777	(2,677)	(713)	5,212	3,599
Income (loss) from continuing operations	1,121	(2,196)	281	3,295	2,501
Income (loss) from discontinued operation	485	(1,072)	(373)	(121)	(1,081)
Net income (loss)	1,606	(3,268)	(92)	3,174	1,420
Net income (loss) per share:
Basic	$0.05	$(0.11)	$—	$0.11	$0.05
Diluted	0.05	(0.11)	—	0.11	0.05

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Disclosure Controls and Procedures

As of December 31, 2012, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded as of December 31, 2012 that our disclosure controls and procedures were effective.

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

Management's Assessment

Nautilus' management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012, which is included herein.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Nautilus, Inc.
Vancouver, Washington

We have audited the internal control over financial reporting of Nautilus, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report On Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company, and our report dated March 7, 2013, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Portland, Oregon
March 7, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the captions Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officers and Information Concerning the Board of Directors in our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2013 (“Proxy Statement”). If the Proxy Statement is not filed with the SEC by April 30, 2013, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2013.

Item 11. Executive Compensation

The information required by this item will be set forth under the caption Executive Compensation in our Proxy Statement. If the Proxy Statement is not filed with the SEC by April 30, 2013, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption Stock Ownership in our Proxy Statement. If the Proxy Statement is not filed with the SEC by April 30, 2013, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Information Concerning the Board of Directors in our Proxy Statement. If the Proxy Statement is not filed with the SEC by April 30, 2013, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2013.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Appointment of Registered Independent Public Accounting Firm for 2012 in our Proxy Statement. If the Proxy Statement is not filed with the SEC by April 30, 2013, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2013.

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

(a)(3) Exhibit Index

See the Exhibit Index beginning on page 57 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUTILUS, INC.

Date: March 7, 2013	By:	/s/ Bruce M. Cazenave
Bruce M. Cazenave
Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Bruce M. Cazenave and Linda M. Pearce, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2013.

Signature	Title
/s/ Bruce M. Cazenave	Chief Executive Officer and Director (Principal Executive Officer)
Bruce M. Cazenave

/s/ Linda M. Pearce	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Linda M. Pearce

*	Chairman
M. Carl Johnson, III

*	Director
Ronald P. Badie

*	Director
Richard A. Horn

*	Director
Anne G. Saunders

*	Director
Marvin G. Siegert

*By:	/s/ Wayne M. Bolio	March 7, 2013
Wayne M. Bolio
Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation - Incorporated by reference to Exhibit A to the Company's Schedule 14A, as filed with the Commission on April 22, 2008.

3.5	Amended and Restated Bylaws - Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, as filed with the Commission on April 5, 2005.

3.6	Amendment to Amended and Restated Bylaws of the Company - Incorporated by reference to Exhibit 3.1 the Company's Current Report on Form 8-K, as filed with the Commission on January 31, 2007.

10.1*	Company Stock Option Plan, as amended - Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

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

10.14
Settlement Agreement dated as of May 5, 2008 by and among Nautilus, Inc. Land America Health and Fitness Co., Ltd., Treuriver Investments Co. Limited, Michael C. Bruno and Yang Lin Qing - Incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the three months ended March 31, 2008 as filed with the Commission on May 12, 2008.

10.15
Schwinn Asset Purchase Agreement dated as of December 5, 2009 between Nautilus, Inc. and Fit Dragon International, Inc. - Incorporated by reference to Exhibit 10.23 of the Company's Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.16
License Agreement dated as of December 29, 2009 between Nautilus, Inc. and Fit Dragon International, Inc. - Incorporated by reference to Exhibit 10.24 of the Company's Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.17
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

10.22
Amended and Restated Credit Agreement dated March 30, 2012 between Nautilus, Inc. and Bank of the West - Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K for the fiscal year ended December 31, 2009 as filed with the Commission on April 5, 2012.

10.23
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

10.25
HELPcard Merchant Agreement, dated June 14, 2010, effective as of June 11, 2010, by and between the Company, and Dent-A-Med, Inc. - Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the three months ended June 30, 2010 as filed with the Commission on August 16, 2010. [Confidential treatment has been granted with respect to a portion of this Exhibit].

10.26
Addendum dated August 20, 2010 to Supply Agreement dated May 2, 2008 between the Company, Treuriver Investments LIMITED, and Land America Health and Fitness Co. Ltd. - Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the three months ended September 30, 2010 as filed with the Commission on November 9, 2010.

10.27	First Amendment dated November 6, 2010 to Private Label Consumer Credit Card Program Agreement, dated June 15, 2010, by and between the Company and GE Money Bank.

10.28	Merchant Agreement dated December 15, 2010, between the Company and Hy Cite Corporation [Confidential treatment has been granted with respect to a portion of this Exhibit].

10.29*	Executive Employment Agreement, dated September 21, 2007, between the Company and Wayne M. Bolio.

10.30*	Offer Letter, dated April 9, 2009, between the Company and Ryan A. Neal.

10.31
Receivables Purchase Agreement dated March 23, 2011, between the Company and Monterey Financial Services, Inc.- Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the three months ended March 31, 2011 as filed with the Commission on May 6, 2011. [Confidential treatment has been granted with respect to a portion of this Exhibit].

10.32
Office Lease Agreement dated as of July 25, 2011, by and between Nautilus, Inc. and Columbia Tech Center, L.L.C. - Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the Commission on July 29, 2011.

10.33*
Executive Employment Agreement dated as of May 30, 2011, between the Company and Bruce M. Cazenave - Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the three months ended June 30, 2011 as filed with the Commission on August 11, 2011.

10.34*	Form of Restricted Stock Unit Agreement - Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the three months ended June 30, 2011 as filed with the Commission on August 11, 2011.

10.35*	Form of Restricted Stock Unit Agreement - Incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the three months ended June 30, 2011 as filed with the Commission on August 11, 2011.

10.36*
Form of Non-Employee Director Nonstatutory Stock Option Agreement - Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the three months ended March 31, 2012 as filed with the Commission on May 9, 2012.

10.37*
Executive Employment Agreement dated as of August 9, 2012, between the Company and Linda M. Pearce. Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the three months ended September 30, 2012.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from Nautilus, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text. Information is furnished and not filed, and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Indicates management contract, compensatory agreement or arrangement, in which the Company's directors or executive officers may participate.