Form 10-Q
period 2013-03-31
NAUTILUS, INC.
filed 2013-05-09
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Large accelerated filer  [ ]            Accelerated filer  [x]        Non-accelerated filer  [ ]            Smaller reporting company  [ ]
(do not check if a smaller
         reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The number of shares outstanding of the registrant's common stock as of April 30, 2013 was 31,025,089 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements
NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$28,680	$23,207
Trade receivables, net of allowances of $158 and $93	12,257	21,767
Inventories	13,653	18,787
Prepaids and other current assets	4,254	5,750
Income taxes receivable	86	101
Short-term notes receivable	—	82
Deferred income tax assets	189	193
Total current assets	59,119	69,887
Property, plant and equipment, net of accumulated depreciation of $41,203 and $41,141	6,587	6,138
Goodwill	2,879	2,940
Other intangible assets, net	14,153	14,666
Other assets	608	680
Total assets	$83,346	$94,311
LIABILITIES AND STOCKHOLDERS' EQUITY
Trade payables	$17,776	$32,753
Accrued liabilities	6,528	8,171
Warranty obligations, current portion	2,396	2,278
Deferred income tax liabilities	1,338	1,275
Total current liabilities	28,038	44,477
Warranty obligations, non-current	214	214
Income taxes payable, non-current	2,891	2,812
Deferred income tax liabilities, non-current	1,627	1,484
Other long-term liabilities	1,877	1,998
Total liabilities	34,647	50,985
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock - no par value, 75,000 shares authorized, 31,006 and 30,924 shares issued and outstanding	6,464	6,103
Retained earnings	41,757	36,598
Accumulated other comprehensive income	478	625
Total stockholders' equity	48,699	43,326
Total liabilities and stockholders' equity	$83,346	$94,311

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three months ended March 31,
	2013	2012
Net sales	$59,214	$51,262
Cost of sales	28,520	27,357
Gross profit	30,694	23,905
Operating expenses:
Selling and marketing	18,626	16,066
General and administrative	4,947	4,010
Research and development	1,127	1,000
Total operating expenses	24,700	21,076
Operating income	5,994	2,829
Other income (expense):
Interest income	1	6
Interest expense	(9)	78
Other	(109)	(2)
Total other income (expense)	(117)	82
Income from continuing operations before income taxes	5,877	2,911
Income tax provision	353	264
Income from continuing operations	5,524	2,647
Discontinued operation:
Loss from discontinued operation before income taxes	(374)	(123)
Income tax expense (benefit) of discontinued operation	(9)	2
Loss from discontinued operation	(365)	(125)
Net income	$5,159	$2,522
Income per share from continuing operations:
Basic	$0.18	$0.09
Diluted	0.18	0.09
Loss per share from discontinued operation:
Basic	$(0.01)	$(0.01)
Diluted	(0.01)	(0.01)
Net income per share:
Basic	$0.17	$0.08
Diluted	0.17	0.08
Weighted average shares outstanding:
Basic	30,947	30,748
Diluted	31,264	30,839

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three months ended March 31,
	2013	2012
Net income	$5,159	$2,522
Other comprehensive income (loss):
Foreign currency translation, net of income tax expense (benefit) of $8 and $(8)	(147)	179
Total comprehensive income	$5,012	$2,701

See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Income from continuing operations	$5,524	$2,647
Loss from discontinued operation	(365)	(125)
Net income	5,159	2,522
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	818	777
Bad debt expense (reduction)	169	89
Stock-based compensation expense	214	57
Reduction of previously estimated asset disposal loss	—	(29)
Loss on asset dispositions	14
Deferred income taxes, net of valuation allowances	257	415
Changes in operating assets and liabilities:
Trade receivables	9,280	11,798
Inventories	5,130	(1,835)
Prepaids and other current assets	1,498	1,009
Income taxes	(105)	(253)
Trade payables	(14,968)	(5,129)
Accrued liabilities, including warranty obligations	(1,431)	(1,268)
Net cash provided by operating activities	6,035	8,153

Cash flows from investing activities:
Proceeds from sale of assets of discontinued operation	96	109
Purchases of software and equipment	(762)	(489)
Net cash used in investing activities	(666)	(380)

Cash flows from financing activities:
Repayment of long-term borrowings	—	(5,000)
Proceeds from exercise of stock options	147	89
Net cash provided by (used in) financing activities	147	(4,911)

Effect of exchange rate changes on cash and cash equivalents	(43)	108
Net increase in cash and cash equivalents	5,473	2,970
Cash and cash equivalents, beginning of period	23,207	17,427
Cash and cash equivalents, end of period	$28,680	$20,397
Supplemental disclosure of cash flow information:
Cash paid for interest	$10	$520
Cash paid for income taxes, net	109	41
See accompanying notes to condensed consolidated financial statements.

NAUTILUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) GENERAL INFORMATION

Basis of Consolidation and Presentation

The accompanying condensed consolidated financial statements present the financial position, results of operations and cash flows of Nautilus, Inc. and its subsidiaries, all of which are wholly owned. Intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Further information regarding significant estimates can be found in our 2012 Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2013 and December 31, 2012 and our results of operations, comprehensive income and cash flows for the three months ended March 31, 2013 and 2012. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

New Accounting Pronouncements

ASU 2012-02
In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles - Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. Because the qualitative assessment is optional, an entity is permitted to bypass it for any indefinite-lived intangible asset in any period and apply the quantitative test. ASU 2012-02 also permits the entity to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of ASU 2012-02 in January 2013 did not have any impact on our financial position, results of operations or cash flows.

ASU 2013-02
In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The adoption of ASU 2013-02 in January 2013 did not have any impact on our financial position, results of operations or cash flows.

(2) DISCONTINUED OPERATION

On September 25, 2009, in light of continuing operating losses in our Commercial business and in order to focus exclusively on managing our Direct and Retail businesses, we committed to a plan for the complete divestiture of our Commercial business, which qualified for held-for-sale accounting treatment. The Commercial business is presented as a Discontinued Operation in our Condensed Consolidated Statements of Operations for all periods.

The disposal of the Commercial business assets was commenced in April 2011. We reached substantial completion of asset liquidation at December 2012. However, we continue to have minor legal and accounting expenses as we work with authorities on final deregistration of each entity. There was no revenue related to the Commercial business in either period.

The following table summarizes liabilities for exit costs related to the discontinued operation, included in Accrued Liabilities and Other Long-Term Liabilities in our Condensed Consolidated Balance Sheets (in thousands):

Facilities Leases
Balance as of December 31, 2012	$1,118
Adjustments	—
Payments	(78)
Balance as of March 31, 2013	$1,040

We expect the lease obligations to be paid out through 2016.

(3) INVENTORIES
Inventories are stated at the lower of cost or market, with cost determined based on the first-in, first-out method. We establish inventory allowances for excess, slow-moving and obsolete inventory based on inventory levels, expected product life and forecasted sales. Inventories are written down to market value based on historical demand, competitive factors, changes in technology and product life cycles.

Net Inventories consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Finished goods	$12,138	$17,148
Parts and components	1,515	1,639
Total inventories	$13,653	$18,787

Inventory reserves, primarily related to excess parts inventories, were as follows (in thousands):

	March 31, 2013	December 31, 2012
Inventory reserves	$1,028	$1,011

(4) PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)	As of
		March 31, 2013	December 31, 2012
Leasehold improvements	5 to 20	$2,847	$2,863
Computer equipment	3 to 5	36,285	36,107
Machinery and equipment	3 to 5	5,373	5,359
Furniture and fixtures	5	676	870
Work in progress [1]	N/A	2,609	2,080
Total cost		47,790	47,279
Accumulated depreciation		(41,203)	(41,141)
Total property, plant and equipment, net		$6,587	$6,138
1 Work in progress includes internal use software development and production tooling construction in progress.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The rollforward of Goodwill was as follows (in thousands):

Balance, December 31, 2011	$2,873
Currency exchange rate adjustment	67
Balance, December 31, 2012	2,940
Currency exchange rate adjustment	(61)
Balance, March 31, 2013	$2,879

Other Intangible Assets
Other Intangible Assets consisted of the following (in thousands):

	Estimated Useful Life (in years)
		March 31, 2013	December 31, 2012
Other intangible assets:
Indefinite-lived trademarks	N/A	$9,052	$9,052
Patents	8 to 16	18,154	18,154
		27,206	27,206
Accumulated amortization - patents		(13,053)	(12,540)
		$14,153	$14,666

Amortization expense was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Patent amortization	$513	$513

Future amortization of patents is as follows (in thousands):

Remainder of 2013	$1,538
2014	2,040
2015	828
2016	430
2017	143
Thereafter	122
$5,101

(6) ACCRUED LIABILITIES

Accrued Liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Exit costs of discontinued operations	$321	$340
Payroll and related liabilities	2,522	3,327
Royalties	1,091	1,063
Legal and professional fees	572	834
Other	2,022	2,607
Total accrued liabilities	$6,528	$8,171

(7) PRODUCT WARRANTIES

Our products carry limited, defined warranties for defects in materials or workmanship which, according to their terms, generally obligate us to pay the costs of supplying and shipping replacement parts to customers and, in certain instances, pay for labor and other costs to service products. Outstanding product warranty periods range from sixty days to, in limited circumstances, the lifetime of certain product components. We record a liability at the time of sale for the estimated costs of fulfilling future warranty claims. If necessary, we adjust the liability for specific warranty-related matters when they become known and are reasonably estimable. Estimated warranty expense is included in Cost of Sales, based on historical warranty claim experience and available product quality data. Warranty expense is affected by the performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to the customer, product failure rates, and higher or lower than expected repair costs. If warranty expense differs from previous estimates, or if circumstances change such that the assumptions inherent in previous estimates are no longer valid, the amount of product Warranty Obligations is adjusted accordingly.

Changes in our product Warranty Obligations were as follows (in thousands):

	Three months ended March 31,
	2013	2012
Balance, beginning of period	$2,492	$2,017
Accruals	653	540
Adjustments	—	(171)
Payments	(535)	(514)
Balance, end of period	$2,610	$1,872

Total outstanding obligations of our former Commercial business included in product Warranty Obligations were $0.4 million as of March 31, 2013 and December 31, 2012.

(8) INCOME PER SHARE

Basic Income Per Share was computed using the weighted average number of common shares outstanding. For the computation of Diluted Income Per Share, the number of basic weighted average shares outstanding was increased by dilutive potential common shares related to stock-based awards, as determined by the treasury stock method. The weighted average numbers of shares outstanding used to compute Income Per Share were as follows (in thousands):

	Three months ended March 31,
	2013	2012
Basic weighted average shares outstanding	30,947	30,748
Dilutive potential common shares	317	91
Diluted weighted average shares outstanding	31,264	30,839

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of Diluted Income Per Share, primarily because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future (in thousands):

	Three months ended March 31,
	2013	2012
Stock options	340	987
Performance stock units	125	108

(9) SEGMENT INFORMATION

We have two reportable segments - Direct and Retail. Contribution is the measure of profit or loss, defined as net sales less product costs and directly attributable expenses. Directly attributable expenses include Selling and Marketing expenses, General and Administrative expenses, and Research and Development expenses that are directly related to segment operations. Segment assets are those directly assigned to an operating segment's operations, primarily Accounts Receivable, Inventories and Intangible Assets. Unallocated assets primarily include shared information technology infrastructure, distribution centers, corporate headquarters, Prepaids and Other Current Assets, Deferred Income Tax Assets and Other Assets. Capital expenditures directly attributable to the Direct and Retail segments were not significant in any period.

Following is summary information by reportable segment (in thousands):

	Three months ended March 31,
	2013	2012
Net sales:
Direct	$42,635	$33,734
Retail	15,134	16,639
Unallocated royalty income	1,445	889
Consolidated net sales	$59,214	$51,262
Contribution:
Direct	$6,708	$3,028
Retail	1,960	2,267
Unallocated royalty income	1,445	889
Consolidated contribution	$10,113	$6,184
Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$10,113	$6,184
Less expenses not directly related to segments:
Operating expenses	(4,120)	(3,355)
Other income (expense), net	(116)	82
Income tax expense	(353)	(264)
Income from continuing operations	$5,524	$2,647

There was no material change in the allocation of assets by segment during the first quarter of 2013 and, accordingly, assets by segment are not presented.

(10) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of March 31, 2013, we had approximately $1.0 million in standby letters of credit with certain vendors with expiration dates through February 2014.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of March 31, 2013, we had approximately $8.3 million in non-cancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months.

In the ordinary course of business, we enter into agreements that require us to indemnify counterparties against third-party claims. These may include: agreements with vendors and suppliers, under which we may indemnify them against claims arising from use of their products or services; agreements with customers, under which we may indemnify them against claims arising from their use or sale of our products; real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to the use of their property; agreements with licensees or licensors, under which we may indemnify the licensee or licensor against claims arising from their use of our intellectual property or our use of their intellectual property; and agreements with parties to debt arrangements, under which we may indemnify them against claims relating to their participation in the transactions.

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of March 31, 2013.

Guarantees, Commitments and Contingencies of Discontinued Operation
We retained certain warranty obligations in connection with our discontinued Commercial operation and remain contingently liable for certain product warranty obligations which were assumed by buyers of our Commercial business product lines to the extent a buyer fails to fulfill its assumed obligations. Uncertainties exist with respect to these warranty obligations, as units previously sold to customers approach end-of-life and settlements are reached with certain customers in connection with our exit from our discontinued Commercial operation. As of March 31, 2013, our Warranty Obligations included $0.4 million for estimated future warranty costs of the discontinued Commercial operation.

Legal and Tax Matters
We are party to various legal proceedings arising from normal course business activities. In addition, our tax filings are subject to audit by authorities in the jurisdictions where we conduct business, which may result in assessments of additional taxes. Management believes it has adequately provided for obligations that would result from these legal and tax proceedings. Management believes that the ultimate resolution of these matters will not have a material effect on or financial position, results of operations or cash flows.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). All references to the first quarter and first three months of 2013 and 2012 mean the three-month periods ended March 31, 2013 and 2012, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

As a result of the above and other factors, our period-to-period operating results may not be indicative of future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you any future growth or profitability. For more information, see our discussion of Risk Factors located at Part I, Item 1A of our 2012 Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. The forward-looking statements in this report include, without limitation: anticipated consumer credit financing approval rates for the remainder of 2013; expectations for increased Research and Development expenses; the amount expected to be spent on software and equipment in 2013; fluctuations in Net sales due to seasonality; and our ability to continue to fund our operating and capital needs for the following twelve-month period . Forward-looking statements also include any statements related to our expectations regarding future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, expenses and gross margins, profits or losses, losses from discontinued operation, settlements of warranty obligations, new product introductions, financing and working capital requirements and resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part I, Item 1A, “Risk Factors,” in our 2012 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

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

Net sales for the first quarter of 2013 were $59.2 million, an increase of $7.9 million, or 15.5%, as compared to net sales of $51.3 million for the first quarter of 2012. Net sales of our Direct segment for the first quarter of 2013 rose $8.9 million, or 26.4%, compared to the first quarter of 2012, primarily due to strong consumer demand for our cardio products, especially the Bowflex® TreadClimber®. Net sales of our Retail segment for the first quarter of 2013 declined by $1.5 million, or 9.0%, compared to the first quarter of 2012 primarily due to lower sales of certain cardio products, including indoor bikes and ellipticals.

Income from continuing operations was $5.5 million for the first quarter of 2013, or $0.18 per diluted share, compared to income from continuing operations of $2.6 million, or $0.09 per diluted share, for the first quarter of 2012.
Net income for the first quarter of 2013 was $5.2 million, compared to net income of $2.5 million for the first quarter of 2012. Net income per diluted share was $0.17 for the first quarter of 2013, compared to $0.08 per diluted share for the first quarter of 2012.
The improvement in our results of continuing operations for the first quarter of 2013 was driven primarily by strong demand and higher sales in our Direct channel and a 520 basis point improvement in our gross margin over the same period of last year. The increase in gross margin was attributable to increases in both the Direct and Retail businesses, as well as increased royalty income.
Discontinued Operation

Results from discontinued operation relate to the disposal of our former Commercial business, which began in April 2011. We reached substantial completion of asset liquidation at December 2012. However, we continue to have minor legal and accounting expenses as we work with authorities on final deregistration of each entity.

Results of Operations

Results of operations information was as follows (in thousands):

	Three months ended March 31,		Change
	2013	2012	$	%
Net sales	$59,214	$51,262	$7,952	15.5%
Cost of sales	28,520	27,357	1,163	4.3%
Gross profit	30,694	23,905	6,789	28.4%
Operating expenses:
Selling and marketing	18,626	16,066	2,560	15.9%
General and administrative	4,947	4,010	937	23.4%
Research and development	1,127	1,000	127	12.7%
Total operating expenses	24,700	21,076	3,624	17.2%
Operating income	5,994	2,829	3,165	111.9%
Other income (expense):
Interest income	1	6	(5)	(83.3)%
Interest expense	(9)	78	(87)	n.m.
Other	(109)	(2)	(107)	n.m.
Total other income (expense), net	(117)	82	(199)
Income from continuing operations before income taxes	5,877	2,911	2,966	101.9%
Income tax expense	353	264	89	33.7%
Income from continuing operations	5,524	2,647	2,877	108.7%
Loss from discontinued operation, net of income taxes	(365)	(125)	(240)
Net income	$5,159	$2,522	$2,637	104.6%
			n.m. = not meaningful

Results of operations information by segment was as follows (in thousands):

	Three months ended March 31,		Change
	2013	2012	$	%
Net sales:
Direct	$42,635	$33,734	$8,901	26.4%
Retail	15,134	16,639	(1,505)	(9.0)%
Royalty income	1,445	889	556	62.5%
	$59,214	$51,262	$7,952	15.5%
Cost of sales:
Direct	$17,158	$14,670	$2,488	17.0%
Retail	11,362	12,687	(1,325)	(10.4)%
Royalty income	—	—	—
	$28,520	$27,357	$1,163	4.3%
Gross profit:
Direct	$25,477	$19,064	$6,413	33.6%
Retail	3,772	3,952	(180)	(4.6)%
Royalty income	1,445	889	556	62.5%
	$30,694	$23,905	$6,789	28.4%
Gross margin:
Direct	59.8%	56.5%	330	basis points
Retail	24.9%	23.8%	110	basis points

The following table compares the net sales of our major product lines within each business segment (in thousands):

	Three months ended March 31,		Change
	2013	2012	$	%
Direct net sales:
Cardio products(1)	$35,643	$26,476	$9,167	34.6%
Strength products(2)	6,992	7,258	(266)	(3.7)%
	42,635	33,734	8,901	26.4%
Retail net sales:
Cardio products(1)	6,898	10,465	(3,567)	(34.1)%
Strength products(2)	8,236	6,174	2,062	33.4%
	15,134	16,639	(1,505)	(9.0)%

Royalty income	1,445	889	556	62.5%
	$59,214	$51,262	$7,952	15.5%

(1) Cardio products include: TreadClimbers, treadmills, exercise bikes, ellipticals, CoreBody Reformer® and DVDs.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights, UpperCut™ and accessories.

Direct

The 26.4% increase in Direct Net sales was primarily related to strong consumer demand for our cardio products, especially the Bowflex® TreadClimber®, which we believe was driven by increased advertising effectiveness, improved call center effectiveness and higher U.S. consumer credit approval rates.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers increased to 35% in the first quarter of 2013 from 30% in the same period last year. We expect U.S. consumer credit financing approval rates during the remainder of 2013 to remain in the 30 - 35% range.

The increase in the Direct Net sales of cardio products was partially offset by the 3.7% decline in Direct Net sales of strength products, primarily rod-based home gyms. The decline in sales of rod-based home gyms is attributable, in part, to the cessation of television advertising for these products, as management determined that television ad spending on this mature product category was generating suboptimal returns. We have continued to market and sell rod-based home gyms through more cost efficient online media since early 2011.

The increase in Cost of sales of our Direct business was almost entirely related to the growth in Direct Net sales and was partially offset by the improvement in Gross margin.

The 330 basis point increase in the Gross margin of our Direct business was primarily due to greater absorption of fixed supply chain costs due to higher sales volume.

Retail

The 9.0% decrease in Retail Net sales was primarily due to the 34.1% decline in cardio sales, primarily indoor bikes and ellipticals. This decline was partially offset by the 33.4% increase in Retail Net sales of strength products, which was primarily due to higher sales of selectorized dumbbells.

The decline in Retail Cost of sales was almost entirely due to the decline in Retail Net sales, and was partially offset by the improvement in Retail Gross margin.

The 110 basis point improvement in Retail Gross margin was primarily due to the positive impact of retail pricing strategies implemented in the third quarter of 2012.

Selling and Marketing

Dollars in thousands	Three months ended March 31,		Change
	2013	2012	$	%
Selling and Marketing	$18,626	$16,066	$2,560	15.9%
As % of Net sales	31.5%	31.3%

The increase in Selling and Marketing was primarily due to an increase in media advertising, which contributed to the improvement in Net sales.

Media advertising expense of our Direct business is the largest component of Selling and Marketing. Media advertising expense increased $1.2 million, or 14.0%, to $10.0 million in the first quarter of 2013 compared to $8.8 million in the first quarter of 2012, primarily due to strategic increases in media advertising investments as we experience strong consumer response and positive media return on investment.

General and Administrative

Dollars in thousands	Three months ended March 31,		Change
	2013	2012	$	%
General and Administrative	$4,947	$4,010	$937	23.4%
As % of Net sales	8.4%	7.8%

The increase in General and Administrative was primarily due to higher infrastructure costs. The increase as a percentage of Net sales was primarily due to one-time negative anomalies in the first quarter of 2013 and one-time positive anomalies in the same period last year, generally related to personnel changes.

Research and Development

Dollars in thousands	Three months ended March 31,		Change
	2013	2012	$	%
Research and Development	$1,127	$1,000	$127	12.7%
As % of Net sales	1.9%	2.0%

The increase in Research and Development was primarily due to our continued investment in new products. We expect Research and Development expense to increase for the full year 2013, compared to 2012, as we continue to invest in new product development.

Interest Expense

Negative interest expense of $0.1 million for the first quarter of 2012 arose from the early repayment in March 2012 of our Increasing-Rate Senior Discount Notes. Early repayment of the notes resulted in a lower average effective interest rate over the term of the notes than would have applied if the notes had been held to maturity. In prior periods, we used the average effective interest rate as if the notes were held to maturity in determining the amount of interest expense incurred.

Other Expense

Other expense of $0.1 million in the first quarter of 2013 primarily relates to the effect of exchange rate fluctuations between the U.S. and Canada.

Income Tax Provision

Dollars in thousands	Three months ended March 31,		Change
	2013	2012	$	%
Income Tax Provision	$353	$264	$89	33.7%

Income Tax Provision for the first quarter of 2013 and 2012 was primarily related to our profitable Canadian operations and an increase in deferred tax liabilities for indefinite lived tradename intangibles that cannot be used to reduce our valuation allowance in the United States.

We periodically evaluate the potential realization of our Deferred Income Tax Assets and, if necessary, record a valuation allowance to reduce the net carrying value of such assets to the amount expected to be realized.  As part of this assessment, we consider positive and negative evidence, including cumulative income or loss for the past three years and forecasted taxable income. We evaluated the potential realization of deferred income tax assets as of  March 31, 2013 and concluded that the existing valuation allowance was required.  It is at least reasonably possible that, within the next twelve months, a review of the objective evidence may indicate that a portion of our valuation allowance will no longer be appropriate.  If such a determination is made, release of the valuation allowance would be recognized as an income tax benefit to continuing operations in the period in which such assessment is made and the amount recognized could be material.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had $28.7 million of Cash and Cash Equivalents, compared to $23.2 million as of December 31, 2012. Cash provided by operating activities was $6.0 million for the three months ended March 31, 2013, compared to cash provided by operating activities of $8.2 million for the three months ended March 31, 2012. We expect our Cash and Cash Equivalents at March 31, 2013, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from March 31, 2013.

The decline in cash flows from operating activities was primarily due to changes in our operating assets and liabilities as discussed below, partially offset by increased Net Income of $5.2 million for the three months ended March 31, 2013, compared to Net Income of $2.5 million for the three months ended March 31, 2012.

Trade Receivables decreased $9.5 million to $12.3 million as of March 31, 2013, compared to $21.8 million as of December 31, 2012, due to seasonally lower activity with our Retail business customers. Days sales outstanding at March 31, 2013 were 22.5 days compared to 23.7 days as of December 31, 2012.

Inventories decreased $5.1 million to $13.7 million as of March 31, 2013, compared to $18.8 million as of December 31, 2012, as we intentionally lower inventories heading into the second quarter, which is our seasonally slowest quarter of the year.

Trade Payables decreased $15.0 million to $17.8 million as of March 31, 2013, compared to $32.8 million as of December 31, 2012, due to lower inventory purchases and the timing of those purchases in the first quarter of 2013.

Accrued Liabilities decreased $1.7 million to $6.5 million as of March 31, 2013 compared to $8.2 million as of December 31 2012, primarily due to incentive compensation payments made in the first quarter of 2013 that related to 2012 performance.

Cash used in investing activities for purchases of software and equipment were $0.8 million for the three months ended March 31, 2013 and were primarily for tooling for new products and software updates. We anticipate spending $2.0 million in all of 2013 for software and equipment, which is consistent with spending levels in 2012.

Financing Arrangements

We have a Credit Agreement (the "Loan Agreement") with Bank of the West that provides for a $15,750,000 maximum revolving secured credit line. The line of credit is available through March 31, 2015 for working capital, standby letters of credit and general corporate purposes. Borrowing availability under the Loan Agreement is subject to our compliance with certain financial and operating covenants at the time borrowings are requested. Standby letters of credit under the Loan Agreement are treated as a reduction of the available borrowing amount and are subject to covenant testing.

The interest rate applicable to borrowings under the Loan Agreement is based on either, at our discretion, Bank of the West's base rate, a floating rate or LIBOR , plus an applicable margin based on certain financial performance metrics. Our borrowing rate was 1.5% as of March 31, 2013 . The Loan Agreement contains customary covenants, including minimum fixed charge coverage ratio and leverage ratio, and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lender has the option of terminating its credit commitment and accelerating all obligations under the Loan Agreement. Borrowings under the Loan Agreement are collateralized by substantially all of our assets, including intellectual property assets.

As of March 31, 2013, we had no outstanding borrowings and $1.0 million in standby letters of credit issued under the Loan Agreement. As of March 31, 2013, we were in compliance with the financial covenants of the Loan Agreement and approximately $14.8 million was available for borrowing.

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

Our critical accounting policies have not changed from those discussed in our 2012 Form 10-K.

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
 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1A.    Risk Factors

We operate in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in our 2012 Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described in our 2012 Form 10-K actually occur, our business, operating results and financial position could be adversely affected. There has not been a material change to the risk factors as set forth in our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2013	2,017	$5.41	—	—
February 1 to February 28, 2013	1,889	5.72	—	—
March 1 to March 31, 2013	11,992	6.62	—	—
Total	15,898	6.36	—	—
(1)  Consists of shares withheld from delivery upon settlement of the vesting portion of stock unit awards granted to certain of our executive officers. With respect to a restricted unit award granted to Bruce M. Cazenave, our Chief Executive Officer, we will withhold from the settlement of each monthly vesting portion of the award the number of shares sufficient to satisfy Mr. Cazenave's tax withholding obligation incident to such vesting, unless Mr. Cazenave should first elect to satisfy the tax obligation by cash payment to us.  We do not have any publicly announced equity securities repurchase plans or programs.

Item 6.    Exhibits

The following exhibits are filed herewith.

Exhibit No.	Description

10.1	Severance and Employment Agreement, dated April 23, 2012, by and between Nautilus, Inc. and Robert O. Murdock (Incorporated by reference from our Current Report on Form 8-K filed March 20, 2013.)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.

Date: May 9, 2013	By:	/S/ Linda M. Pearce
Linda M. Pearce
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and for the Registrant)