Form 10-Q
period 2013-06-30
NAUTILUS, INC.
filed 2013-08-08
CIK 1078207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer [ ]	Accelerated filer [x]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock as of July 31, 2013 was 31,116,508 shares.

NAUTILUS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I—FINANCIAL INFORMATION

Item 1.            Financial Statements

NAUTILUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands)

	June 30,	December 31,
	2013	2012
Assets

Cash and cash equivalents	$28,370	$23,207
Trade receivables, net of allowances of $ 93 and $ 93	8,141	21,767
Inventories	13,348	18,787
Prepaids and other current assets	4,363	5,750
Income taxes receivable	77	101
Short-term notes receivable	—	82
Deferred income tax assets	3,274	193
Total current assets	57,573	69,887

Property, plant and equipment, net	7,502	6,138
Goodwill	2,784	2,940
Other intangible assets, net	13,641	14,666
Long-term deferred income tax assets	28,601	239
Other assets	434	441
Total assets	$110,535	$94,311

Liabilities and Stockholders’ Equity

Trade payables	$16,565	$32,753
Accrued liabilities	5,698	8,171
Warranty obligations, current portion	2,134	2,278
Deferred income tax liabilities	—	1,275
Total current liabilities	24,397	44,477

Warranty obligations, non-current	28	214
Income taxes payable, non-current	2,873	2,812
Deferred income tax liabilities, non-current	—	1,484
Other long-term liabilities	1,812	1,998
Total liabilities	29,110	50,985

Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, no par value. 75,000 authorized, 31,110 and 30,924 shares issued and outstanding	6,512	6,103
Retained earnings	74,620	36,598
Accumulated other comprehensive income	293	625
Total stockholders’ equity	81,425	43,326
Total liabilities and stockholders’ equity	$110,535	$94,311

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net sales	$36,242	$39,583	$95,456	$90,845
Cost of sales	18,913	22,415	47,433	49,772
Gross profit	17,329	17,168	48,023	41,073

Operating expenses:
Selling and marketing	13,768	12,557	32,394	28,623
General and administrative	3,982	4,291	8,929	8,301
Research and development	1,303	919	2,430	1,919
Total operating expenses	19,053	17,767	43,753	38,843

Operating income (loss)	(1,724)	(599)	4,270	2,230

Other income (expense):
Interest income	—	7	1	13
Interest expense	(6)	(3)	(15)	75
Other	130	(84)	21	(86)
Total other income (expense)	124	(80)	7	2

Income (loss) from continuing operations before income taxes	(1,600)	(679)	4,277	2,232
Income tax provision (benefit)	(34,268)	(193)	(33,915)	71
Income (loss) from continuing operations	32,668	(486)	38,192	2,161
Discontinued operation:
Income (loss) from discontinued operation before income taxes	113	237	(261)	114
Income tax benefit of discontinued operation	(82)	(85)	(91)	(83)
Income (loss) from discontinued operation	195	322	(170)	197
Net income (loss)	$32,863	$(164)	$38,022	$2,358

Basic income (loss) per share from continuing operations	$1.05	$(0.02)	$1.23	$0.07
Basic income (loss) per share from discontinued operation	0.01	0.01	(0.01)	0.01
Basic net income (loss) per share(1)	$1.06	$(0.01)	$1.23	$0.08

Diluted income (loss) per share from continuing operations	$1.04	$(0.02)	$1.22	$0.07
Diluted income (loss) per share from discontinued operation	0.01	0.01	(0.01)	0.01
Diluted net income (loss) per share	$1.05	$(0.01)	$1.21	$0.08

Shares used in per share calculations:
Basic	31,058	30,878	31,003	30,878
Diluted	31,430	30,878	31,360	30,987

(1)	May not add due to rounding.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss)	$32,863	$(164)	$38,022	$2,358
Other comprehensive income (loss):
Foreign currency translation, net of income
tax expense of $ 12, $9, $21 and $1	(185)	(254)	(332)	(75)
Comprehensive income (loss)	$32,678	$(418)	$37,690	$2,283

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	For the Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Income from continuing operations	$38,192	$2,161
Income (loss) from discontinued operation	(170)	197
Net income	38,022	2,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,644	1,528
Bad debt expense (reduction)	417	(123)
Stock-based compensation	134	294
Reduction of previously estimated asset disposal loss	—	(77)
Loss on asset dispositions	4	14
Deferred income taxes, net of valuation allowance	(34,414)	385
Changes in operating assets and liabilities:
Trade receivables, net	13,082	13,234
Inventories	5,426	(993)
Prepaid and other current assets	1,377	1,445
Income taxes	(34)	(200)
Trade payables	(16,155)	(11,645)
Accrued liabilities, including warranty obligations	(2,678)	(1,676)
Net cash provided by operating activities	6,825	4,544

Cash flows from investing activities:
Proceeds from sale of assets of discontinued operation	110	217
Purchases of software and equipment	(1,941)	(1,110)
Net cash used in investing activities	(1,831)	(893)

Cash flows from financing activities:
Repayment of long-term borrowings	—	(5,000)
Proceeds from exercise of stock options	275	89
Net cash provided by (used in) financing activities	275	(4,911)

Effect of exchange rate changes on cash and cash equivalents	(106)	(36)

Increase (decrease) in cash and cash equivalents	5,163	(1,296)

Cash and cash equivalents:
Beginning of period	23,207	17,427
End of period	$28,370	$16,131

Supplemental disclosure of cash flow information:
Cash paid for interest	$16	$524
Cash paid (refunded) for income taxes, net	188	(119)

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2013 and December 31, 2012 and our results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2013 and 2012. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

New Accounting Pronouncements

ASU 2012-02

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. Because the qualitative assessment is optional, an entity is permitted to bypass it for any indefinite-lived intangible asset in any period and apply the quantitative test. ASU 2012-02 also permits the entity to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of ASU 2012-02 in January 2013 did not have any impact on our financial position, results of operations or cash flows.

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

The disposal of the Commercial business assets was completed in April 2011. We reached substantial completion of asset liquidation at December 2012. However, we continue to have minor legal and accounting expenses as we work with authorities on final deregistration of certain European entities. There was no revenue related to the Commercial business for the year ended December 31, 2012 or the six-month period ended June 30, 2013.

The following table summarizes liabilities for exit costs related to the discontinued operation, included in Accrued Liabilities and Other Long-Term Liabilities in our Condensed Consolidated Balance Sheets (in thousands):

Facilities Leases
Balance as of December 31, 2012	$1,118
Adjustments	—
Payments	(151)
Balance as of June 30, 2013	$967

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

Net Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Finished goods	$11,760	$17,148
Parts and components	1,588	1,639
	$13,348	$18,787

Inventory reserves, primarily related to excess parts inventories, were as follows (in thousands):

	June 30,	December 31,
	2013	2012
Inventory reserves	$786	$1,011

(4) PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following (in thousands):

	Estimated Useful Life	June 30,	December 31,
	(in years)	2013	2012
Leasehold improvements	5 to 20	$2,852	$2,863
Computer equipment	3 to 5	36,386	36,107
Machinery and equipment	3 to 5	5,407	5,359
Furniture and fixtures	5	672	870
Work in progress [1]	N/A	3,576	2,080
		48,893	47,279
Accumulated depreciation		(41,391)	(41,141)
		$7,502	$6,138

1 Work in progress includes internal use software development and production tooling construction in progress.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The rollforward of Goodwill was as follows (in thousands):

Balance as of December 31, 2011	$2,873
Currency exchange rate adjustment	67
Balance as of December 31, 2012	2,940
Currency exchange rate adjustment	(156)
Balance as of June 30, 2013	$2,784

Other Intangible Assets

Other Intangible Assets consisted of the following (in thousands):

	Estimated Useful Life	June 30,	December 31,
	(in years)	2013	2012
Indefinite-lived trademarks	N/A	$9,052	$9,052
Patents	8 to 16	18,154	18,154
		27,206	27,206
Accumulated amortization - patents		(13,565)	(12,540)
		$13,641	$14,666

Amortization expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Patent amortization	$512	$512	$1,025	$1,025

Future amortization of patents is as follows (in thousands):

Remainder of 2013	$1,025
2014	2,040
2015	828
2016	430
2017	143
Thereafter	123
$4,589

(6) ACCRUED LIABILITIES

Accrued Liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Exit costs of discontinued operations	$309	$340
Payroll and related liabilities	2,119	3,327
Royalties	669	1,063
Legal and professional fees	420	834
Other	2,181	2,607
	$5,698	$8,171

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

Changes in our product Warranty Obligations were as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Warranty accrual, beginning of period	$2,492	$2,017
Reductions for warranty charges	(862)	(968)
Adjustments	(186)	(171)
Additions to warranty reserve	718	1,275
Warranty accrual, end of period	$2,162	$2,153

Total outstanding obligations of our former Commercial business included in product Warranty Obligations were $0.1 million and $0.4 million, respectively, as of June 30, 2013 and December 31, 2012.

(8) INCOME TAX PROVISION (BENEFIT)

In the second quarter of 2013, we evaluated the potential realization of our Deferred Income Tax Assets, considering both positive and negative evidence, including cumulative income or loss for the past three years and forecasted taxable income. As a result of this evaluation we concluded that, as of June 30, 2013, a majority of the existing valuation allowance on our domestic Deferred Income Tax Assets was no longer required. Accordingly, an income tax benefit of $35.8 million was recorded during the six-month period ended June 30, 2013 related to the reduction of our existing valuation allowance.

Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require us to interpret existing tax law and other published guidance as applied to our circumstances. As part of this assessment, we consider both positive and negative evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which the strength of the evidence can be objectively verified. We generally consider the following, but are not limited to, objectively verified evidence to determine the likelihood of realization of the deferred tax assets:

•

Our current financial position and our historical results of operations for recent years. We generally consider cumulative pre-tax losses in the three-year period ending with the current quarter to be significant negative evidence regarding our future profitability. A pattern of objectively-measured recent financial reporting losses is heavily weighted as a source of negative evidence. Further, we also consider the historical and current financial trends in the recent years.

•

Sources of taxable income of the appropriate character. Future realization of deferred tax assets is dependent on projected taxable income of the appropriate character from our continuing operations. Future reversals of existing temporary differences are heavily- weighted sources of objectively verifiable positive evidence. Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profits and current financial trends and can be reasonably estimated.

•	Carry-back and carry-forward periods available. The long carry-back and carry-forward periods permitted under the tax law are objectively verified positive evidence.
•

Tax planning strategies. Tax planning strategies can be, depending on their nature, heavily weighted sources of objectively verifiable positive evidence when the strategies are available and can be reasonably executed. We consider tax planning strategies only if they are feasible and justifiable considering our current operations and our strategic plan. Tax planning strategies, if executed, may accelerate the recovery of a deferred tax asset so the tax benefit of the deferred tax asset can be carried back.

During 2008, we determined that it was no longer more likely than not that the tax benefits from the existing U.S deferred tax assets would be realized due to the substantial amount of the cumulative accounting losses realized in the recent years in the U.S. and the large taxable losses incurred in the U.S. in 2007 and 2008. Accordingly, we established a full valuation allowance against our U.S net deferred tax assets in 2008.

Each quarter, we assess the total weight of positive and negative evidence and re-evaluate whether any adjustments or release of all or any portion of valuation allowance is appropriate. In our assessment during the second quarter of 2013, we heavily weighted the positive evidence of 1) cumulative profits realized in recent years combined with the upward financial trends of current periods; and 2) future realization of the existing U.S deferred tax assets. Given our recent improved financial performance, which includes a sustained cumulative accounting profit through 2013, we are projecting a positive forecasted taxable income in 2013 in the U.S. Accordingly, based on our review of the objective evidence and our detailed analysis during the second quarter of 2013, we determined that a portion of our U.S. domestic valuation allowance was no longer required.

The remaining valuation allowance at June 30, 2013 relates to certain domestic loss carryforwards and other credits that we may not be able to utilize primarily due to their shorter remaining carryforward periods. Should it be determined in the future that it is more likely than not that our Deferred Income Tax Assets will be realized, an additional valuation allowance would be released during the period in which such an assessment is made.

Further, there have been no material changes to our foreign operations since December 31, 2012 and, accordingly, we maintained our existing valuation allowance on foreign Deferred Income Tax Assets in such jurisdictions at June 30, 2013.

(9) INCOME (LOSS) PER SHARE

Basic Income (Loss) Per Share was computed using the weighted average number of common shares outstanding. For the computation of Diluted Income (Loss) Per Share, the number of basic weighted average shares outstanding was increased by dilutive potential common shares related to stock-based awards, as determined by the treasury stock method.

The weighted average numbers of shares outstanding used to compute Income (Loss) Per Share were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Shares used to calculate basic income (loss) per share	31,058	30,878	31,003	30,878
Dilutive effect of outstanding options and performance stock units	372	—	357	109
Shares used to calculate diluted income (loss) per share	31,430	30,878	31,360	30,987

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of Diluted Income (Loss) Per Share, primarily because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	307	1,126	306	1,046
Performance stock units	75	197	88	49

(10) SEGMENT INFORMATION

We have two reportable segments—Direct and Retail. Contribution is the measure of profit or loss, defined as net sales less product costs and directly attributable expenses. Directly attributable expenses include Selling and Marketing expenses, General and Administrative expenses, and Research and Development expenses that are directly related to segment operations. Segment assets are those directly assigned to an operating segment’s operations, primarily Accounts Receivable, Inventories and Intangible Assets. Unallocated assets primarily include shared information technology infrastructure, distribution centers, corporate headquarters, Prepaids and Other Current Assets, Deferred Income Tax Assets and Other Assets. Capital expenditures directly attributable to the Direct and Retail segments were not significant in any period.

Following is summary information by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales:
Direct	$25,314	$24,707	$67,949	$58,441
Retail	10,175	14,030	25,309	30,669
Unallocated royalty income	753	846	2,198	1,735
Consolidated net sales	$36,242	$39,583	$95,456	$90,845

Contribution:
Direct	$508	$993	$7,217	$4,021
Retail	140	1,088	2,100	3,355
Unallocated royalty income	753	846	2,198	1,735
Consolidated contribution	$1,401	$2,927	$11,515	$9,111

Reconciliation of consolidated contribution to income (loss) from continuing operations:
Consolidated contribution	$1,401	$2,927	$11,515	$9,111
Less expenses not directly related to segments:
Operating expenses	(3,125)	(3,526)	(7,245)	(6,881)
Other income (expense), net	124	(80)	7	2
Income tax (expense) benefit	34,268	193	33,915	(71)
Income (loss) from continuing operations	$32,668	$(486)	$38,192	$2,161

There was no material change in the allocation of assets by segment during the first six months of 2013 and, accordingly, assets by segment are not presented.

(11) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements

As of June 30, 2013, we had approximately $0.6 million in standby letters of credit with certain vendors with expiration dates through March 2014.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of June 30, 2013, we had approximately $10.0 million in non-cancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter to quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of June 30, 2013.

Guarantees, Commitments and Contingencies of Discontinued Operation

We retained certain warranty obligations in connection with our discontinued Commercial operation and remain contingently liable for certain product warranty obligations which were assumed by buyers of our Commercial business product lines to the extent a buyer fails to fulfill its assumed obligations. Uncertainties exist with respect to these warranty obligations, as units previously sold to customers approach end-of-life and settlements are reached with certain customers in connection with our exit from our discontinued Commercial operation. As of June 30, 2013, our Warranty Obligations included $0.1 million for estimated future warranty costs of the discontinued Commercial operation.

Legal and Tax Matters

We are party to various legal proceedings arising from normal course of business activities. In addition, our tax filings are subject to audit by authorities in the jurisdictions where we conduct business, which may result in assessments of additional taxes. Management believes it has adequately provided for obligations that would result from these legal and tax proceedings. Management believes that the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). All references to the second quarter and first six months of 2013 and 2012 mean the three and six-month periods ended June 30, 2013 and 2012, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “intend,” “estimate,” “will,” “should,” “could,” and other terms of similar meaning typically identify forward-looking statements. The forward-looking statements in this report include, without limitation: our prospects, resources or capabilities; current or future financial trends; future operating results; future plans for introduction of new products; anticipated demand for our new and existing products; maintenance of appropriate inventory levels; growth in revenues and profits; leverage of operating expenses; future revenues from our licensing initiative; results of increased media investment in the Direct segment; continued improvement in operating margins; anticipated consumer credit financing approval rates for the remainder of 2013; expectations for increased Research and Development expenses; the amount expected to be spent on software and equipment in 2013; fluctuations in Net sales due to seasonality; and our ability to continue to fund our operating and capital needs for the following twelve-month period. Forward-looking statements also include any statements related to our expectations regarding future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, expenses and gross margins, profits or losses, losses from discontinued operation, settlements of warranty obligations, new product introductions, financing and working capital requirements and resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part I, Item 1A, “Risk Factors,” in our 2012 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

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

Net sales for the first six months of 2013 were $95.5 million, an increase of $4.6 million, or 5.1%, as compared to net sales of $90.8 million for the first six months of 2012. Net sales of our Direct segment for the first six months of 2013 rose $9.5 million, or 16.3%, compared to the first six months of 2012, primarily due to increased consumer demand for our new products, including the Bowflex® UpperCut™ and CoreBody Reformer®, and for our cardio products, especially the Bowflex® TreadClimber®. Net sales of our Retail segment for the first six months of 2013 declined by $5.4 million, or 17.5%, compared to the first six months of 2012. The year-over-year decline in Retail net sales reflects lower sales of certain cardio products, including indoor bikes and ellipticals, during the 2013 period, as well as comparatively higher sales in the prior period as our customers’ typical buying patterns shifted into the second quarter last year from the third and fourth quarters due to pricing increases that were implemented mid-year 2012.

Income from continuing operations was $38.2 million for the first six months of 2013, or $1.22 per diluted share, compared to income from continuing operations of $2.2 million, or $0.07 per diluted share, for the first six months of 2012. The $38.2 million in the first six months of 2013 included a $35.8 million credit related to the reversal of our deferred tax asset valuation allowance.

Net income for the first six months of 2013 was $38.0 million, compared to net income of $2.4 million for the first six months of 2012. Net income per diluted share was $1.21 for the first six months of 2013, compared to $0.08 per diluted share for the first six months of 2012.

In addition to the reversal of our deferred tax asset valuation allowance, the improvement in our results of continuing operations for the first six months of 2013 was driven primarily by strong demand and higher sales in our Direct channel and a 510 basis point overall improvement in our gross margin over the same period of last year. The increase in gross margin was attributable to increases in both the Direct and Retail businesses, as well as increased royalty income.

Discontinued Operation

Results from discontinued operation relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 2012. However, we continue to have minor legal and accounting expenses as we work with authorities on final deregistration of each entity.

Results of Operations

Results of operations information was as follows (dollars in thousands):

	For the Three Months Ended June 30,		Change
	2013	2012	$	%
Net sales	$36,242	$39,583	$(3,341)	(8.4)%
Cost of sales	18,913	22,415	(3,502)	(15.6)%
Gross profit	17,329	17,168	161	0.9%
Operating expenses:
Selling and marketing	13,768	12,557	1,211	9.6%
General and administrative	3,982	4,291	(309)	(7.2)%
Research and development	1,303	919	384	41.8%
Total operating expenses	19,053	17,767	1,286	7.2%
Operating loss	(1,724)	(599)	(1,125)	(187.8)%
Other income (expense):
Interest income	—	7	(7)
Interest expense	(6)	(3)	(3)
Other	130	(84)	214
Total other income (expense), net	124	(80)	204
Loss from continuing operations before income taxes	(1,600)	(679)	(921)
Income tax benefit	(34,268)	(193)	(34,075)
Income (loss) from continuing operations	32,668	(486)	33,154
Income from discontinued operations, net of tax	195	322	(127)
Net income (loss)	$32,863	$(164)	$33,027

	For the Six Months Ended June 30,		Change
	2013	2012	$	%
Net sales	$95,456	$90,845	$4,611	5.1%
Cost of sales	47,433	49,772	(2,339)	(4.7)%
Gross profit	48,023	41,073	6,950	16.9%
Operating expenses:
Selling and marketing	32,394	28,623	3,771	13.2%
General and administrative	8,929	8,301	628	7.6%
Research and development	2,430	1,919	511	26.6%
Total operating expenses	43,753	38,843	4,910	12.6%
Operating income	4,270	2,230	2,040	91.5%
Other income (expense):
Interest income	1	13	(12)
Interest expense	(15)	75	(90)
Other	21	(86)	107
Total other income (expense), net	7	2	5
Income from continuing operations before income taxes	4,277	2,232	2,045
Income tax provision (benefit)	(33,915)	71	(33,986)
Income from continuing operations	38,192	2,161	36,031
Income (loss) from discontinued operations, net of tax	(170)	197	(367)
Net income	$38,022	$2,358	$35,664

Results of operations information by segment was as follows (dollars in thousands):

	For the Three Months Ended June 30,		Change
	2013	2012	$	%
Net sales:
Direct	$25,314	$24,707	$607	2.5%
Retail	10,175	14,030	(3,855)	(27.5)%
Royalty income	753	846	(93)	(11.0)%
	$36,242	$39,583	$(3,341)	(8.4)%

Cost of sales:
Direct	$10,721	$11,084	$(363)	(3.3)%
Retail	8,192	11,331	(3,139)	(27.7)%
Royalty income	—	—	—	—
	$18,913	$22,415	$(3,502)	(15.6)%

Gross profit:
Direct	$14,593	$13,623	$970	7.1%
Retail	1,983	2,699	(716)	(26.5)%
Royalty income	753	846	(93)	(11.0)%
	$17,329	$17,168	$161	0.9%

Gross margin:
Direct	57.6%	55.1%	250 basis point change
Retail	19.5%	19.2%	30 basis point change

	For the Six Months Ended June 30,		Change
	2013	2012	$	%
Net sales:
Direct	$67,949	$58,441	$9,508	16.3%
Retail	25,309	30,669	(5,360)	(17.5)%
Royalty income	2,198	1,735	463	26.7%
	$95,456	$90,845	$4,611	5.1%

Cost of sales:
Direct	$27,879	$25,754	$2,125	8.3%
Retail	19,554	24,018	(4,464)	(18.6)%
Royalty income	—	—	—	—
	$47,433	$49,772	$(2,339)	(4.7)%

Gross profit:
Direct	$40,070	$32,687	$7,383	22.6%
Retail	5,755	6,651	(896)	(13.5)%
Royalty income	2,198	1,735	463	26.7%
	$48,023	$41,073	$6,950	16.9%

Gross margin:
Direct	59.0%	55.9%	310 basis point change
Retail	22.7%	21.7%	100 basis point change

The following tables compare the net sales of our major product lines within each business segment (dollars in thousands):

	For the Three Months Ended June 30,		Change
	2013	2012	$	%
Direct net sales:
Cardio products(1)	$20,461	$19,466	$995	5.1%
Strength products(2)	4,853	5,241	(388)	(7.4)%
	25,314	24,707	607	2.5%
Retail net sales:
Cardio products(1)	3,447	7,101	(3,654)	(51.5)%
Strength products(2)	6,728	6,929	(201)	(2.9)%
	10,175	14,030	(3,855)	(27.5)%
Royalty income	753	846	(93)	(11.0)%
	$36,242	$39,583	$(3,341)	(8.4)%
	For the Six Months Ended June 30,		Change
	2013	2012	$	%
Direct net sales:
Cardio products(1)	$56,104	$45,942	$10,162	22.1%
Strength products(2)	11,845	12,499	(654)	(5.2)%
	67,949	58,441	9,508	16.3%
Retail net sales:
Cardio products(1)	10,345	17,566	(7,221)	(41.1)%
Strength products(2)	14,964	13,103	1,861	14.2%
	25,309	30,669	(5,360)	(17.5)%
Royalty income	2,198	1,735	463	26.7%
	$95,456	$90,845	$4,611	5.1%

(1)  Cardio products include: TreadClimbers, treadmills, exercise bikes, ellipticals, CoreBody Reformer® and DVDs.

(2)  Strength products include: home gyms, selectorized dumbbells, kettlebell weights, UpperCut™ and accessories.

Direct

The 2.5% and 16.3% increases, respectively, in Direct Net Sales in the three and six-month periods of 2013 compared to the same periods of 2012 were primarily related to increased consumer demand for our new products, including the Bowflex® UpperCut™ and CoreBody Reformer®, and for our cardio products, especially the Bowflex® TreadClimber®, which we believe was driven by increased advertising effectiveness, improved call center effectiveness and higher U.S. consumer credit approval rates.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers increased to 34% and 35%, respectively, in the three and six-month periods of 2013 from 30% in both of the corresponding periods of 2012. We expect U.S. consumer credit financing approval rates during the remainder of 2013 to remain in the 30—35% range.

The increases in Direct Net Sales of cardio products in the three and six-month periods of 2013 compared to the same periods of 2012 were partially offset by 7.4% and 5.2% declines, respectively, in Direct Net Sales of strength products, primarily rod-based home gyms. The declines in sales of rod-based home gyms were attributable, in part, to the reduction of advertising for these products, as management determined that television ad spending on this mature product category was generating suboptimal returns. We continue to market and sell rod-based home gyms through more cost efficient online media.

The increases in Cost of Sales of our Direct business were almost entirely related to the growth in Direct Net Sales and were partially offset by the improvements in gross margin.

The 250 and 310 basis point increases in the gross margin of our Direct business for the three and six-month periods of 2013 compared to the same periods of 2012, respectively, were primarily due to greater absorption of fixed supply chain costs due to higher sales volume.

Retail

The 27.5% and 17.5% decreases, respectively, in Retail Net Sales in the three and six-month periods of 2013 compared to the same periods of 2012 were primarily due to 51.5% and 41.1% declines, respectively, in cardio sales, primarily indoor bikes and ellipticals. The decline in the six-month period was partially offset by the 14.2% increase in Retail Net Sales of strength products, which was primarily due to higher sales of selectorized dumbbells. Retail segment sales in the second quarter of 2012 benefitted from some Retail customers accelerating a portion of their purchases into the second quarter compared to their typical buying patterns as a result of pricing increases that took effect mid-year 2012. In addition, the overall retail environment for fitness equipment remained soft in the second quarter of fiscal 2013.

The declines in Retail Cost of Sales for the three and six-month periods of 2013 were almost entirely due to the declines in Retail Net Sales, and were partially offset by the improvements in Retail gross margin.

The 30 and 100 basis point improvements, respectively, in Retail gross margin were primarily due to the positive impact of retail pricing strategies implemented in the third quarter of 2012.

Selling and Marketing

Dollars in thousands	Three Months Ended June 30,		Change
	2013	2012	$	%
Selling and Marketing	$13,768	$12,557	$1,211	9.6%
As % of Net Sales	38.0%	31.7%

Dollars in thousands	Six Months Ended June 30,		Change
	2013	2012	$	%
Selling and Marketing	$32,394	$28,623	$3,771	13.2%
As % of Net Sales	33.9%	31.5%

The increases in Selling and Marketing were primarily due to increases in media advertising, which also contributed to the improvement in Net Sales in the six-month period ended June 30, 2013 compared to the same period of 2012. In addition, the six-month period was also affected by a $0.6 million increase in finance fees related to increased Net Sales.

Media advertising expense of our Direct business is the largest component of Selling and Marketing and was as follows:

Dollars in thousands	Three Months Ended June 30,		Change
	2013	2012	$	%
Media advertising	$7,310	$6,416	$894	13.9%

Dollars in thousands	Six Months Ended June 30,		Change
	2013	2012	$	%
Media advertising	$17,274	$15,121	$2,153	14.2%

We made strategic increases in media advertising investment in the three and six-month periods of 2013 to further support the launch of UpperCut™ and to begin building sales leads for all Direct products in the second half of 2013.

General and Administrative

Dollars in thousands	Three Months Ended June 30,		Change
	2013	2012	$	%
General and Administrative	$3,982	$4,291	$(309)	(7.2)%
As	11.0%	10.8%

Dollars in thousands	Six Months Ended June 30,		Change
	2013	2012	$	%
General and Administrative	$8,929	$8,301	$628	7.6%
As	9.4%	9.1%

The decrease in General and Administrative in the three-month period ended June 30, 2013 was primarily due to approximately $0.3 million of one-time lease write-offs in the second quarter of 2012. In the six-month period of 2013, this decrease was offset by an approximately $0.3 million increase in infrastructure costs and a $0.4 million increase in employee related costs. The increase as a percentage of Net Sales in the three-month period ended June 30, 2013 compared to the same period of the prior year was primarily due to lower Net Sales. The increase as a percentage of Net Sales in the six-month period ended June 30, 2013 compared to the same period of 2012 was primarily due to one-time negative anomalies in the first quarter of 2013 and one-time positive anomalies in the same period last year, generally related to personnel changes.

Research and Development

Dollars in thousands	Three Months Ended June 30,		Change
	2013	2012	$	%
Research and Development	$1,303	$919	$384	41.8%
As	3.6%	2.3%

Dollars in thousands	Six Months Ended June 30,		Change
	2013	2012	$	%
Research and Development	$2,430	$1,919	$511	26.6%
As	2.5%	2.1%

The increases in Research and Development were primarily due to our continued investment in new products. We expect Research and Development expense to increase for the full year 2013, compared to 2012, as we continue to invest in new product development and resource capabilities.

Interest Expense

Negative Interest Expense of $0.1 million in the first six months of 2012 arose from the early repayment in March 2012 of our Increasing-Rate Senior Discount Notes. Early repayment of the notes resulted in a lower average effective interest rate over the term of the notes than would have applied if the notes had been held to maturity. In prior periods, we used the average effective interest rate as if the notes were held to maturity in determining the amount of interest expense incurred.

Other Expense

Other expense primarily relates to the effect of exchange rate fluctuations between the U.S. and Canada.

Income Tax Provision (Benefit)

Dollars in thousands	Three Months Ended June 30,		Change
	2013	2012	$	%
Income Tax Benefit	$(34,268)	$(193)	$(34,075)	n/m

Dollars in thousands	Six Months Ended June 30,		Change
	2013	2012	$	%
Income Tax Provision (Benefit)	$(33,915)	$71	$(33,986)	n/m

n/m  Not meaningful.

Income Tax Benefit for the three and six-month periods of 2013 was attributable to a partial release of U.S domestic valuation allowance. Income tax benefit for the second quarter of 2012 was primarily related to the expiration of statutes of limitation applicable to our liabilities for uncertain tax positions in certain jurisdictions.

In the second quarter of 2013, we evaluated the potential realization of our Deferred Income Tax Assets, considering both positive and negative evidence, including cumulative income or loss for the past three years and forecasted taxable income. As a result of this evaluation we concluded that, as of June 30, 2013, a majority of the existing valuation allowance on our domestic Deferred Income Tax Assets was no longer required. Accordingly, an income tax benefit of $35.8 million was recorded during the six-month period ended June 30, 2013 related to the reduction of our existing valuation allowance.

The remaining U.S. domestic valuation allowance of $8.5 million at June 30, 2013 relates to certain domestic loss carryforwards and other credits that we may not be able to utilize primarily due to their shorter remaining carryforward periods. Should it be determined in the future that it is more likely than not that our Deferred Income Tax Assets will be realized, an additional valuation allowance would be released during the period in which such an assessment is made.

Further, there have been no material changes to our foreign operations since December 31, 2012 and, accordingly, we intend to maintain our existing valuation allowance on foreign Deferred Income Tax Assets in such jurisdictions at June 30, 2013.

See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had $28.4 million of Cash and Cash Equivalents, compared to $23.2 million as of December 31, 2012. Cash provided by operating activities was $6.8 million for the first six months of 2013, compared to cash provided by operating activities of $4.5 million for the first six months of 2012. We expect our Cash and Cash Equivalents at June 30, 2013, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from June 30, 2013.

The increase in cash flows from operating activities was primarily due to changes in our operating assets and liabilities as discussed below, as well as increased Net Income of $38.0 million for the six months ended June 30, 2013, compared to Net Income of $2.4 million for the six months ended June 30, 2012. Net income for the six months ended June 30, 2013 included a $35.8 million non-cash credit related to the reduction of our existing valuation allowance.

Trade Receivables decreased $13.7 million to $8.1 million as of June 30, 2013, compared to $21.8 million as of December 31, 2012, due to seasonally lower activity with our Retail business customers. Days sales outstanding at June 30, 2013 were 20.2 days compared to 23.7 days as of December 31, 2012.

Inventories decreased $5.5 million to $13.3 million as of June 30, 2013, compared to $18.8 million as of December 31, 2012, as we intentionally lower inventories through the second quarter, which is our seasonally slowest quarter of the year.

Deferred Income Tax Assets, net increased $34.2 million to $31.9 million as of June 30, 2013, compared to a net liability of $2.3 million as of December 31, 2012, primarily due to the release of $35.8 million of valuation allowance during the  six-month period ended June 30, 2013 as discussed in more detail above.

Trade Payables decreased $16.2 million to $16.6 million as of June 30, 2013, compared to $32.8 million as of December 31, 2012, due to lower inventory purchases and the timing of those purchases in the second quarter of 2013.

Accrued Liabilities decreased $2.5 million to $5.7 million as of June 30, 2013 compared to $8.2 million as of December 31 2012, primarily due to incentive compensation payments made in the first quarter of 2013 that related to 2012 performance.

Cash used in investing activities for purchases of software and equipment was $1.9 million for the six months ended June 30, 2013 and was primarily related to implementation of new software and hardware information system upgrades and new product tooling equipment. We anticipate spending $2.5 million in all of 2013 for software and equipment.

Financing Arrangements

We have a Credit Agreement (the “Loan Agreement”) with Bank of the West that provides for a $15,750,000 maximum revolving secured credit line. The line of credit is available through March 31, 2015 for working capital, standby letters of credit and general corporate purposes. Borrowing availability under the Loan Agreement is subject to our compliance with certain financial and operating covenants at the time borrowings are requested. Standby letters of credit under the Loan Agreement are treated as a reduction of the available borrowing amount and are subject to covenant testing.

The interest rate applicable to borrowings under the Loan Agreement is based on either, at our discretion, Bank of the West’s base rate, a floating rate or LIBOR, plus an applicable margin based on certain financial performance metrics. Our borrowing rate was 1.7% as of June 30, 2013. The Loan Agreement contains customary covenants, including minimum fixed charge coverage ratio and leverage ratio, and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lender has the option of terminating its credit commitment and accelerating all obligations under the Loan Agreement. Borrowings under the Loan Agreement are collateralized by substantially all of our assets, including intellectual property assets.

As of June 30, 2013, we had no outstanding borrowings and $0.6 million in standby letters of credit issued under the Loan Agreement. As of June 30, 2013, we were in compliance with the financial covenants of the Loan Agreement and approximately $15.1 million was available for borrowing.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not changed from those discussed in our 2012 Form 10-K. Please refer to Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of the reversal of our valuation allowance for certain deferred tax assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk from changes in interest rates relates primarily to our cash and cash equivalents. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified investments, consisting only of investment-grade securities.

As of June 30, 2013, we held cash and cash equivalents of $28.4 million. Given that cash equivalents mature within three months or less from the date of purchase, a decline in interest rates over time would reduce our interest income, but would not have a material impact on our results of operations, financial position or cash flows. In addition, due to the nature of our cash equivalents, a decline in interest rates would not materially affect the fair value of our cash equivalents.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Chief Executive Officer and Acting Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a- 15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, our management, including the Chief Executive Officer and Acting Principal Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

We made the following repurchases of our common stock during the second quarter of 2013:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar amount of shares that may yet be purchased under the plan
April 1 to April 30	6,841	$7.31	—	—
May 1 to May 31	1,690	8.01	—	—
June 1 to June 30	1,689	8.69	—	—
Total	10,220	7.65	—	—

(1)  Consists of shares withheld from delivery upon settlement of the vesting portion of stock unit awards granted to certain of our executive officers. With respect to a restricted unit award granted to Bruce M. Cazenave, our Chief Executive Officer, we will withhold from the settlement of each monthly vesting portion of the award the number of shares sufficient to satisfy Mr. Cazenave’s tax withholding obligation incident to such vesting, unless Mr. Cazenave should first elect to satisfy the tax obligation by cash payment to us. We do not have any publicly announced equity securities repurchase plans or programs.

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Program Agreement between Nautilus, Inc. and Genesis Bankcard Services, Inc. (Confidential Treatment has been requested with respect to portions of this exhibit).
10.2*	Form of Non-Employee Director Restricted Stock Unit Award Agreement.
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Indicates management compensatory plan or arrangement.
**

Pursuant to Rule 406T of Regulation S-T, the Interactive data Files on Exhibit 101, submitted electronically herewith, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.

Date: August 8, 2013	By:	/S/ Bruce M. Cazenave
Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer and for the Registrant)