Form 10-Q
period 2013-09-30
NAUTILUS, INC.
filed 2013-11-07
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
The number of shares outstanding of the registrant's common stock as of October 31, 2013 was 31,152,656 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements
NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$27,694	$23,207
Trade receivables, net of allowances of $34 and $93	17,125	21,767
Inventories	17,521	18,787
Prepaids and other current assets	4,759	5,750
Income taxes receivable	127	101
Short-term notes receivable	—	82
Deferred income tax assets	3,666	193
Total current assets	70,892	69,887
Property, plant and equipment, net	8,095	6,138
Goodwill	2,842	2,940
Other intangible assets, net	13,128	14,666
Long-term deferred income tax assets	27,955	239
Other assets	415	441
Total assets	$123,327	$94,311

Liabilities and Stockholders' Equity
Trade payables	$27,019	$32,753
Accrued liabilities	6,881	8,171
Warranty obligations, current portion	1,813	2,278
Deferred income tax liabilities	—	1,275
Total current liabilities	35,713	44,477
Warranty obligations, non-current	28	214
Income taxes payable, non-current	2,813	2,812
Deferred income tax liabilities, non-current	—	1,484
Other long-term liabilities	1,614	1,998
Total liabilities	40,168	50,985
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock - no par value, 75,000 shares authorized, 31,148 and 30,924 shares issued and outstanding	6,750	6,103
Retained earnings	76,004	36,598
Accumulated other comprehensive income	405	625
Total stockholders' equity	83,159	43,326
Total liabilities and stockholders' equity	$123,327	$94,311

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$46,256	$38,052	$141,712	$128,897
Cost of sales	24,479	19,511	71,912	69,283
Gross profit	21,777	18,541	69,800	59,614
Operating expenses:
Selling and marketing	14,152	12,434	46,546	41,057
General and administrative	4,907	4,371	13,836	12,672
Research and development	1,382	1,038	3,812	2,957
Total operating expenses	20,441	17,843	64,194	56,686
Operating income	1,336	698	5,606	2,928
Other income (expense):
Interest income	4	3	5	16
Interest expense	(10)	(9)	(25)	66
Other	271	(101)	292	(187)
Total other income (expense)	265	(107)	272	(105)
Income from continuing operations before income taxes	1,601	591	5,878	2,823
Income tax provision (benefit)	101	(625)	(33,814)	(554)
Income from continuing operations	1,500	1,216	39,692	3,377
Discontinued operation:
Loss from discontinued operation before income taxes	(106)	(281)	(367)	(167)
Income tax provision (benefit) of discontinued operation	10	(16)	(81)	(99)
Loss from discontinued operation	(116)	(265)	(286)	(68)
Net income	$1,384	$951	$39,406	$3,309

Basic income per share from continuing operations	$0.05	$0.04	$1.28	$0.11
Basic loss per share from discontinued operation	—	(0.01)	(0.01)	—
Basic net income per share(1)	$0.04	$0.03	$1.27	$0.11

Diluted income per share from continuing operations	$0.05	$0.04	$1.26	$0.11
Diluted loss per share from discontinued operation	—	(0.01)	(0.01)	—
Diluted net income per share(1)	$0.04	$0.03	$1.25	$0.11
Shares used in per share calculations:
Basic	31,128	30,892	31,045	30,892
Diluted	31,488	30,943	31,419	31,010

(1) May not add due to rounding.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$1,384	$951	$39,406	$3,309
Other comprehensive income (loss):
Foreign currency translation, net of income tax expense (benefit) of $(7), $(13), $14 and $(13)	112	54	(220)	(21)
Comprehensive income	$1,496	$1,005	$39,186	$3,288

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Income from continuing operations	$39,692	$3,377
Loss from discontinued operation	(286)	(68)
Net income	39,406	3,309
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,481	2,406
Bad debt expense (reduction)	510	(16)
Stock-based compensation expense	292	453
Reduction of previously estimated asset disposal loss	—	(86)
Loss on asset dispositions	9	14
Deferred income taxes, net of valuation allowance	(34,156)	333
Changes in operating assets and liabilities:
Trade receivables, net	4,048	12,024
Inventories	1,259	(5,278)
Prepaids and other current assets	998	(41)
Income taxes	(183)	(169)
Trade payables	(5,719)	(7,459)
Accrued liabilities, including warranty obligations	(1,999)	(1,223)
Net cash provided by operating activities	6,946	4,267

Cash flows from investing activities:
Proceeds from sale of assets of discontinued operation	113	310
Purchases of software and equipment	(2,847)	(1,742)
Net cash used in investing activities	(2,734)	(1,432)

Cash flows from financing activities:
Repayment of long-term borrowings	—	(5,000)
Proceeds from exercise of stock options	355	89
Net cash provided by (used in) financing activities	355	(4,911)

Effect of exchange rate changes on cash and cash equivalents	(80)	(142)
Increase (decrease) in cash and cash equivalents	4,487	(2,218)
Cash and cash equivalents:
Beginning of period	23,207	17,427
End of period	$27,694	$15,209
Supplemental disclosure of cash flow information:
Cash paid for interest	$25	$533
Cash paid (refunded) for income taxes, net	246	(97)

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2013 and December 31, 2012 and our results of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012 and our cash flows for the nine months ended September 30, 2013 and 2012. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

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

ASU 2013-11
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. Since ASU 2013-11 relates only to the presentation of unrecognized tax benefits, we do not expect our adoption of ASU 2013-11 in January 2014 will have a material effect on our financial position, results of operations or cash flows.

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

The disposal of the Commercial business assets was completed in April 2011. We reached substantial completion of asset liquidation at December 2012. However, we continue to have legal and accounting expenses as we work with authorities on final deregistration of certain European entities and product liability expenses associated with product previously sold into the Commercial channel. There was no revenue related to the Commercial business for the year ended December 31, 2012 or the nine-month period ended September 30, 2013.

The following table summarizes liabilities for exit costs related to the discontinued operation, included in Accrued Liabilities and Other Long-Term Liabilities in our Condensed Consolidated Balance Sheets (in thousands):

Facilities Leases
Balance as of December 31, 2012	$1,118
Adjustments	—
Payments	(221)
Balance as of September 30, 2013	$897

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

Net Inventories consisted of the following (in thousands):

	As of
	September 30, 2013	December 31, 2012
Finished goods	$15,918	$17,148
Parts and components	1,603	1,639
Total inventories	$17,521	$18,787

Inventory reserves, primarily related to excess parts inventories, were as follows (in thousands):

	As of
	September 30, 2013	December 31, 2012
Inventory reserves	$683	$1,011

(4) PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)	As of
		September 30, 2013	December 31, 2012
Leasehold improvements	5 to 20	$2,917	$2,863
Computer equipment	3 to 5	36,505	36,107
Machinery and equipment	3 to 5	5,164	5,359
Furniture and fixtures	5	690	870
Work in progress [1]	N/A	4,232	2,080
Total cost		49,508	47,279
Accumulated depreciation		(41,413)	(41,141)
Total property, plant and equipment, net		$8,095	$6,138
1 Work in progress includes internal use software development and production tooling construction in progress.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The rollforward of Goodwill was as follows (in thousands):

Balance, December 31, 2011	$2,873
Currency exchange rate adjustment	67
Balance, December 31, 2012	2,940
Currency exchange rate adjustment	(98)
Balance, September 30, 2013	$2,842

Other Intangible Assets
Other Intangible Assets consisted of the following (in thousands):

	Estimated Useful Life (in years)	As of
		September 30, 2013	December 31, 2012
Other intangible assets:
Indefinite-lived trademarks	N/A	$9,052	$9,052
Patents	8 to 16	18,154	18,154
		27,206	27,206
Accumulated amortization - patents		(14,078)	(12,540)
		$13,128	$14,666

Amortization expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Patent amortization	$513	$513	$1,538	$1,538

Future amortization of patents is as follows (in thousands):

Remainder of 2013	$513
2014	2,040
2015	828
2016	430
2017	143
Thereafter	122
$4,076

(6) ACCRUED LIABILITIES

Accrued Liabilities consisted of the following (in thousands):

	As of
	September 30, 2013	December 31, 2012
Exit costs of discontinued operations	$300	$340
Payroll and related liabilities	3,320	3,327
Royalties	753	1,063
Legal and professional fees	153	834
Other	2,355	2,607
Total accrued liabilities	$6,881	$8,171

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

Changes in our product Warranty Obligations were as follows (in thousands):

	Nine months ended September 30,
	2013	2012
Balance, beginning of period	$2,492	$2,017
Payments	(1,416)	(1,428)
Adjustments	(186)	(171)
Accruals	951	1,645
Balance, end of period	$1,841	$2,063

(8) INCOME TAX PROVISION (BENEFIT)

In the second quarter of 2013, we evaluated the potential realization of our Deferred Income Tax Assets, considering both positive and negative evidence, including cumulative income or loss for the past three years and forecasted taxable income. As a result of this evaluation we concluded that, as of June 30, 2013, a majority of the existing valuation allowance on our domestic Deferred Income Tax Assets was no longer required. As of September 30, 2013, we maintain the same position as the previous quarter that the partial release of valuation allowance is still appropriate. Accordingly, an income tax benefit of $36.3 million was recorded during the nine-month period ended September 30, 2013 related to the reduction of our existing valuation allowance.

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

•
Sources of taxable income of the appropriate character. Future realization of deferred tax assets is dependent on projected taxable income of the appropriate character from our continuing operations. Future reversals of existing temporary differences are heavily-weighted sources of objectively verifiable positive evidence. Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profits and current financial trends and can be reasonably estimated.

•	Carryback and carryforward periods available. The long carryback and carryforward periods permitted under the tax law are objectively verified positive evidence.

•
Tax planning strategies. Tax planning strategies can be, depending on their nature, heavily-weighted sources of objectively verifiable positive evidence when the strategies are available and can be reasonably executed. We consider tax planning strategies only if they are feasible and justifiable considering our current operations and our strategic plan. Tax planning strategies, if executed, may accelerate the recovery of a deferred tax asset so the tax benefit of the deferred tax asset can be carried back.

During 2008, we determined that it was no longer more likely than not that the tax benefits from the existing U.S. deferred tax assets would be realized due to the substantial amount of the cumulative accounting losses realized in the recent years in the U.S. and the large taxable losses incurred in the U.S. in 2007 and 2008. Accordingly, we established a full valuation allowance against our U.S. net deferred tax assets in 2008.

Each quarter, we assess the total weight of positive and negative evidence and re-evaluate whether any adjustments or release of all or any portion of valuation allowance is appropriate. In our assessment during the second quarter of 2013, we heavily weighted the positive evidence of 1) cumulative profits realized in recent years combined with the upward financial trends of current periods; and 2) future realization of the existing U.S. deferred tax assets. Given our recent improved financial performance, which includes a sustained cumulative accounting profit through 2013, we are projecting a positive forecasted taxable income in 2013 in the U.S. Accordingly, based on our review of the objective evidence and our detailed analysis during the second quarter of 2013, we determined that a portion of our U.S. domestic valuation allowance was no longer required.

The remaining domestic valuation allowance of $8.5 million at September 30, 2013 relates to certain domestic loss carryforwards and other credits that we may not be able to utilize primarily due to their shorter remaining carryforward periods. Should it be determined in the future that it is more likely than not that our Deferred Income Tax Assets will be realized, an additional valuation allowance would be released during the period in which such an assessment is made.

Further, there have been no material changes to our foreign operations since December 31, 2012 and, accordingly, we maintain our existing valuation allowance on foreign Deferred Income Tax Assets in such jurisdictions at September 30, 2013.

(9) INCOME PER SHARE

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Shares used to calculate basic income per share	31,128	30,892	31,045	30,892
Dilutive effect of outstanding options and performance stock units	360	51	374	118
Shares used to calculate diluted income per share	31,488	30,943	31,419	31,010

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of Diluted Income Per Share, primarily because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock options	298	1,115	303	1,072
Performance stock units	84	130	17	47

(10) SEGMENT INFORMATION

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

Following is summary information by reportable segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales:
Direct	$25,729	$25,103	$93,678	$83,544
Retail	19,369	11,388	44,678	42,057
Unallocated royalty income	1,158	1,561	3,356	3,296
Consolidated net sales	$46,256	$38,052	$141,712	$128,897
Contribution:
Direct	$1,316	$1,947	$8,533	$5,968
Retail	2,875	827	4,975	4,182
Unallocated royalty income	1,158	1,561	3,356	3,296
Consolidated contribution	$5,349	$4,335	$16,864	$13,446
Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$5,349	$4,335	$16,864	$13,446
Amounts not directly related to segments:
Operating expenses	(4,013)	(3,637)	(11,258)	(10,518)
Other income (expense), net	265	(107)	272	(105)
Income tax (expense) benefit	(101)	625	33,814	554
Income from continuing operations	$1,500	$1,216	$39,692	$3,377

There was no material change in the allocation of assets by segment during the first nine months of 2013 and, accordingly, assets by segment are not presented.

(11) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of September 30, 2013, we had approximately $0.6 million in standby letters of credit with certain vendors with expiration dates through August 2014.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of September 30, 2013, we had approximately $9.3 million in non-cancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of September 30, 2013.

Legal and Tax Matters
From time to time, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur. We record expenses for litigation and loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When a loss contingency is not both probable and estimable, we do not establish an accrued liability. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then we disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose that an estimate cannot be made.

Litigation and jury verdicts are, to some degree, inherently unpredictable, and although we have determined that a loss is not probable in connection with any legal proceeding, it is reasonably possible that a loss may be incurred in connection with proceedings to which we are a party. Assessment of whether incurrence of a loss is probable, or a reasonable possibility, in connection with a particular proceeding, and estimation of the loss, or a range of loss, involves complex judgments and numerous uncertainties. Management is unable to estimate a range of reasonably possible losses related to litigation in its early stages, especially when the damages sought are indeterminate, or the legal and factual basis for the relevant claims have not been developed with specificity.

We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates accordingly. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss probable or reasonably possible, and whether the amount of a probable or reasonably possible loss is estimable. Among other factors, we evaluate the advice of internal and external counsel, the outcomes from similar litigation, current status of the lawsuits (including settlement initiatives), legislative developments and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). All references to the third quarter and first nine months of 2013 and 2012 mean the three and nine-month periods ended September 30, 2013 and 2012, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

Our results of operations may vary significantly from period-to-period. Our revenues typically fluctuate due to the seasonality of our industry, customer buying patterns, product innovation, the nature and level of competition for health and fitness products, our ability to procure products to meet customer demand, the level of spending on, and effectiveness of, our media and advertising programs and our ability to attract new customers and maintain existing sales relationships. In addition, our revenues are highly susceptible to economic factors, including, among other things, the overall condition of the economy and the availability of consumer credit in both the United States and Canada. Our profit margins may vary in response to the aforementioned factors and our ability to manage product costs. Profit margins may also be affected by fluctuations in the costs or availability of materials used to manufacture our products, product warranty costs, the cost of fuel, and changes in costs of other distribution or manufacturing-related services. Our operating profits or losses may also be affected by the efficiency and effectiveness of our organization. Historically, our operating expenses have been influenced by media costs to produce and distribute advertisements of our products on television, the Internet and other media, facility costs, operating costs of our information and communications systems, product supply chain management, customer support and new product development activities. In addition, our operating expenses have been affected from time-to-time by asset impairment charges, restructuring charges and other significant unusual or infrequent expenses.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. The forward-looking statements in this report include, without limitation: our prospects, resources or capabilities; current or future financial trends; future operating results; future plans for introduction of new products; anticipated demand for our new and existing products; maintenance of appropriate inventory levels; growth in revenues and profits; leverage of operating expenses; future revenues from our licensing initiative; results of increased media investment in the Direct segment; continued improvement in operating margins; anticipated consumer credit financing approval rates for the remainder of 2013; expectations for increased Research and Development expenses; the amount expected to be spent on software and equipment in 2013; fluctuations in Net Sales due to seasonality; and our ability to continue to fund our operating and capital needs for the following twelve-month period. Forward-looking statements also include any statements related to our expectations regarding future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, expenses and gross margins, profits or losses, losses from discontinued operation, settlements of warranty obligations, the anticipated outcome of litigation to which we are a party, new product introductions, financing and working capital requirements and resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part I, Item 1A, “Risk Factors,” in our 2012 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

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

Net Sales for the first nine months of 2013 were $141.7 million, an increase of $12.8 million, or 9.9%, as compared to Net Sales of $128.9 million for the first nine months of 2012. Net sales of our Direct segment for the first nine months of 2013 rose $10.1 million, or 12.1%, compared to the first nine months of 2012, primarily due to increased consumer demand for our cardio products, especially the Bowflex® TreadClimber®, and for our new products, including the Bowflex® UpperCut™ and CoreBody Reformer®. Net sales of our Retail segment for the first nine months of 2013 increased by $2.6 million, or 6.2%, compared to the first nine months of 2012. The year-over-year increase in Retail net sales reflects growth in strength products.

Income from continuing operations was $39.7 million for the first nine months of 2013, or $1.26 per diluted share, compared to income from continuing operations of $3.4 million, or $0.11 per diluted share, for the first nine months of 2012. Income from continuing operations of $39.7 million in the first nine months of 2013 included a $34.2 million credit related to the reversal of our deferred tax asset valuation allowance.

Net income for the first nine months of 2013 was $39.4 million, compared to net income of $3.3 million for the first nine months of 2012. Net income per diluted share was $1.25 for the first nine months of 2013, compared to $0.11 per diluted share for the first nine months of 2012.

In addition to the reversal of our deferred tax asset valuation allowance, the improvement in our results of continuing operations for the first nine months of 2013 was driven primarily by higher sales and increased margins in both the Retail and Direct channels.

Discontinued Operation

Results from discontinued operation relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 2012. However, we continue to have legal and accounting expenses as we work with authorities on final deregistration of each entity and product liability expenses associated with product previously sold into the Commercial channel.

Results of Operations

Results of operations information was as follows (in thousands):

	Three months ended September 30,		Change
	2013	2012	$	%
Net sales	$46,256	$38,052	$8,204	21.6%
Cost of sales	24,479	19,511	4,968	25.5%
Gross profit	21,777	18,541	3,236	17.5%
Operating expenses:
Selling and marketing	14,152	12,434	1,718	13.8%
General and administrative	4,907	4,371	536	12.3%
Research and development	1,382	1,038	344	33.1%
Total operating expenses	20,441	17,843	2,598	14.6%
Operating income	1,336	698	638	91.4%
Other income (expense):
Interest income	4	3	1
Interest expense	(10)	(9)	(1)
Other	271	(101)	372
Total other income (expense), net	265	(107)	372
Income from continuing operations before income taxes	1,601	591	1,010
Income tax expense (benefit)	101	(625)	726
Income from continuing operations	1,500	1,216	284
Loss from discontinued operation, net of income taxes	(116)	(265)	149
Net income	$1,384	$951	$433

	Nine months ended September 30,		Change
	2013	2012	$	%
Net sales	$141,712	$128,897	$12,815	9.9%
Cost of sales	71,912	69,283	2,629	3.8%
Gross profit	69,800	59,614	10,186	17.1%
Operating expenses:
Selling and marketing	46,546	41,057	5,489	13.4%
General and administrative	13,836	12,672	1,164	9.2%
Research and development	3,812	2,957	855	28.9%
Total operating expenses	64,194	56,686	7,508	13.2%
Operating income	5,606	2,928	2,678	91.5%
Other income (expense):
Interest income	5	16	(11)
Interest expense	(25)	66	(91)
Other	292	(187)	479
Total other income (expense), net	272	(105)	377
Income from continuing operations before income taxes	5,878	2,823	3,055
Income tax benefit	(33,814)	(554)	(33,260)
Income from continuing operations	39,692	3,377	36,315
Loss from discontinued operation, net of income taxes	(286)	(68)	(218)
Net income	$39,406	$3,309	$36,097

Results of operations information by segment was as follows (in thousands):

	Three months ended September 30,		Change
	2013	2012	$	%
Net sales:
Direct	$25,729	$25,103	$626	2.5%
Retail	19,369	11,388	7,981	70.1%
Royalty income	1,158	1,561	(403)	(25.8)%
	$46,256	$38,052	$8,204	21.6%
Cost of sales:
Direct	$10,028	$10,558	$(530)	(5.0)%
Retail	14,451	8,953	5,498	61.4%
Royalty income	—	—	—
	$24,479	$19,511	$4,968	25.5%
Gross profit:
Direct	$15,701	$14,545	$1,156	7.9%
Retail	4,918	2,435	2,483	102.0%
Royalty income	1,158	1,561	(403)	(25.8)%
	$21,777	$18,541	$3,236	17.5%
Gross margin:
Direct	61.0%	57.9%	310	basis points
Retail	25.4%	21.4%	400	basis points

	Nine months ended September 30,		Change
	2013	2012	$	%
Net sales:
Direct	$93,678	$83,544	$10,134	12.1%
Retail	44,678	42,057	2,621	6.2%
Royalty income	3,356	3,296	60	1.8%
	$141,712	$128,897	$12,815	9.9%
Cost of sales:
Direct	$37,907	$36,312	$1,595	4.4%
Retail	34,005	32,971	1,034	3.1%
Royalty income	—	—	—
	$71,912	$69,283	$2,629	3.8%
Gross profit:
Direct	$55,771	$47,232	$8,539	18.1%
Retail	10,673	9,086	1,587	17.5%
Royalty income	3,356	3,296	60	1.8%
	$69,800	$59,614	$10,186	17.1%
Gross margin:
Direct	59.5%	56.5%	300	basis points
Retail	23.9%	21.6%	230	basis points

The following table compares the net sales of our major product lines within each business segment (in thousands):

	Three months ended September 30,		Change
	2013	2012	$	%
Direct net sales:
Cardio products(1)	$21,725	$20,036	$1,689	8.4%
Strength products(2)	4,004	5,067	(1,063)	(21.0)%
	25,729	25,103	626	2.5%
Retail net sales:
Cardio products(1)	9,687	5,819	3,868	66.5%
Strength products(2)	9,682	5,569	4,113	73.9%
	19,369	11,388	7,981	70.1%

Royalty income	1,158	1,561	(403)	(25.8)%
	$46,256	$38,052	$8,204	21.6%

(1) Cardio products include: TreadClimber®, treadmills, exercise bikes, ellipticals, CoreBody Reformer® and DVDs.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights, UpperCut™ and accessories.

	Nine months ended September 30,		Change
	2013	2012	$	%
Direct net sales:
Cardio products(1)	$77,829	$65,978	$11,851	18.0%
Strength products(2)	15,849	17,566	(1,717)	(9.8)%
	93,678	83,544	10,134	12.1%
Retail net sales:
Cardio products(1)	20,032	23,385	(3,353)	(14.3)%
Strength products(2)	24,646	18,672	5,974	32.0%
	44,678	42,057	2,621	6.2%

Royalty income	3,356	3,296	60	1.8%
	$141,712	$128,897	$12,815	9.9%

(1) Cardio products include: TreadClimber®, treadmills, exercise bikes, ellipticals, CoreBody Reformer® and DVDs.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights, UpperCut™ and accessories.

Direct

The 2.5% and 12.1% increases, respectively, in Direct Net Sales in the three and nine-month periods of 2013 compared to the same periods of 2012 were primarily related to an 18% increase in consumer demand for our cardio products, especially the Bowflex® TreadClimber®, which we believe was driven by increased advertising effectiveness, improved call center effectiveness and higher U.S. consumer credit approval rates. Our new products, including the Bowflex® UpperCut™ and CoreBody Reformer®, also contributed to the increases in Direct Net Sales.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the three-month period ended September 30, 2013 increased to 34.3% compared to 31.4% in the same period last year . For the first nine months of 2013, approval rates increased to 34.5% compared to 29.5% in the same period last year. We expect U.S. consumer credit financing approval rates during the remainder of 2013 to remain in the 30 - 35% range.

The increases in Direct Net Sales of cardio products in the three and nine-month periods of 2013 compared to the same periods of 2012 were partially offset by 21.0% and 9.8% declines, respectively, in Direct Net Sales of strength products, primarily rod-based home gyms. The declines in sales of rod-based home gyms were attributable, in part, to the reduction of advertising for these products over time, as management determined that television advertising spending on this mature product category was generating suboptimal returns. We continue to market and sell rod-based home gyms through more cost efficient online media, and sales of these products have increased through the Retail segment.

The decrease in Cost of Sales of our Direct business in the three-month period of 2013 compared to the same period of 2012 was a result of improved overhead efficiency (as discussed below) offset by the higher Direct Net Sales.  The increase in Cost of Sales in the nine-month period was almost entirely related to the growth in Direct Net Sales and was partially offset by the improvement in gross margin.

The 310 and 300 basis point increases in the gross margin of our Direct business for the three and nine-month periods of 2013 compared to the same periods of 2012, respectively, were primarily due to greater absorption of fixed supply chain costs due to the higher sales volume.

Retail

The 70.1% increase in Retail Net Sales in the three-month period of 2013 compared to the same period of 2012 was driven by increased sales in both strength and cardio products. New cardio products, along with greater customer penetration for both cardio and strength products, were the primary drivers of growth. Retail Net Sales in the same period last year were adversely affected as a result of some Retail customers modifying their buying patterns by accelerating a portion of their purchases into the second quarter of 2012, and away from the third and fourth quarters last year in anticipation of price increases implemented in the third quarter of 2012.

The 6.2% increase in Retail Net Sales in the nine-month period of 2013 compared to the same period of 2012 was primarily due to a 32.0% increase in strength products, which was mostly driven by higher sales of selectorized dumbbells and home gyms. The increase in strength sales was partially offset by a 14.3% decline in cardio sales, with both indoor bikes and ellipticals contributing to the decline year-to-date. We believe retailers began slowing their purchases of previous models during the first half of 2013 in anticipation of the new products.  The new cardio items introduced in the third quarter of 2013, which contributed to an increase in cardio sales on a quarter-over-quarter basis in the third quarter of 2013, are expected to provide growth in cardio products on a full year basis in 2013.

The increases in Retail Cost of Sales for the three and nine-month periods of 2013 were due to the increases in Retail Net Sales, and were partially offset by improvements in Retail gross margin.

The 400 and 230 basis point improvements in Retail gross margin, respectively, in the three and nine-month periods of 2013 compared to the same periods of 2012 were primarily due to the positive impact of retail pricing strategies implemented in the third quarter of 2012 and greater absorption of fixed supply chain costs due to higher sales volume.

Selling and Marketing

Dollars in thousands	Three months ended September 30,		Change
	2013	2012	$	%
Selling and Marketing	$14,152	$12,434	$1,718	13.8%
As % of Net Sales	30.6%	32.7%

Dollars in thousands	Nine months ended September 30,		Change
	2013	2012	$	%
Selling and Marketing	$46,546	$41,057	$5,489	13.4%
As % of Net Sales	32.8%	31.9%

The increases in Selling and Marketing were primarily due to increases in media advertising, which also contributed to the improvements in Net Sales in the three and nine-month periods ended September 30, 2013 compared to the same periods of 2012. In addition, the three and nine-month periods were also affected by a $0.1 million and a $0.7 million increase, respectively, in finance fees payable to our consumer finance providers related to increased Net Sales.

Selling and Marketing as a percentage of Net Sales is affected by the mix of Direct sales compared to Retail sales. Increasing Direct sales as a percentage of total Net Sales increases the percentage of Selling and Marketing as a percentage of Net Sales and vice versa.

Media advertising expense of our Direct business is the largest component of Selling and Marketing and was as follows:

Dollars in thousands	Three months ended September 30,		Change
	2013	2012	$	%
Media advertising	$7,627	$6,569	$1,058	16.1%

Dollars in thousands	Nine months ended September 30,		Change
	2013	2012	$	%
Media advertising	$24,901	$21,690	$3,211	14.8%

We made strategic increased investments in media and creative advertising in the three and nine-month periods of 2013 to further support the launch of UpperCut™ and to build sales leads for all Direct products in the second half of 2013.

General and Administrative

Dollars in thousands	Three months ended September 30,		Change
	2013	2012	$	%
General and Administrative	$4,907	$4,371	$536	12.3%
As % of Net Sales	10.6%	11.5%

Dollars in thousands	Nine months ended September 30,		Change
	2013	2012	$	%
General and Administrative	$13,836	$12,672	$1,164	9.2%
As % of Net Sales	9.8%	9.8%

The increases in General and Administrative in the three and nine-month periods ended September 30, 2013 compared to the same periods of the prior year were primarily due to a $0.3 million and a $0.5 million increase, respectively, in infrastructure costs and a $0.2 million and a $0.6 million increase, respectively, in employee related costs. The increase in the nine-month period was partially offset by $0.3 million of one-time lease write-off costs in the nine month period of 2012.

The decrease as a percentage of Net Sales in the three-month period ended September 30, 2013 compared to the same period of the prior year was primarily due to higher Net Sales. General and Administrative as a percentage of Net Sales in the nine-month period was negatively affected by one-time negative anomalies in the first quarter of 2013 and one-time positive anomalies in the same period last year, generally related to personnel changes.

Research and Development

Dollars in thousands	Three months ended September 30,		Change
	2013	2012	$	%
Research and Development	$1,382	$1,038	$344	33.1%
As % of Net Sales	3.0%	2.7%

Dollars in thousands	Nine months ended September 30,		Change
	2013	2012	$	%
Research and Development	$3,812	$2,957	$855	28.9%
As % of Net Sales	2.7%	2.3%

The increases in Research and Development were primarily due to our continued investment in new products. We expect Research and Development expense to increase for the full year 2013, compared to 2012, as we continue to invest in new product development and resource capabilities.

Interest Expense

Negative Interest Expense of $0.1 million in the first nine months of 2012 arose from the early repayment in March 2012 of our Increasing-Rate Senior Discount Notes. Early repayment of the notes resulted in a lower average effective interest rate over the term of the notes than would have applied if the notes had been held to maturity. In prior periods, we used the average effective interest rate as if the notes were held to maturity in determining the amount of interest expense incurred.

Other Income (Expense)

Other Income (Expense) primarily relates to the effect of exchange rate fluctuations between the U.S. and Canada. However, the 2013 periods also included the following one-time items:

•	a $0.1 million gain in both the three and nine-month periods related to an insurance settlement; and

•	a $0.2 million and a $0.3 million gain, respectively, in the three and nine-month periods of 2013 related to a refund of state sales tax previously paid by us.

Income Tax Provision (Benefit)

Dollars in thousands	Three months ended September 30,		Change
	2013	2012	$	%
Income Tax Provision (Benefit)	$101	$(625)	$726	116.2%

Dollars in thousands	Nine months ended September 30,		Change
	2013	2012	$	%
Income Tax Benefit	$(33,814)	$(554)	$(33,260)	n/m

n/m - Not meaningful.

Income Tax Provision for the three months ended September 30, 2013 was primarily related to our operating results as of September 30, 2013 which were higher than originally anticipated in the previous quarter. Income Tax Benefit for the nine-month period of 2013 also included a partial release of U.S. domestic valuation allowance. Income Tax Benefit for the first nine months of 2012 was primarily related to the expiration of statutes of limitation applicable to our liabilities for uncertain tax positions in certain jurisdictions.

In the second quarter of 2013, we evaluated the potential realization of our Deferred Income Tax Assets, considering both positive and negative evidence, including cumulative income or loss for the past three years and forecasted taxable income. As a result of this evaluation we concluded that, as of June 30, 2013, a majority of the existing valuation allowance on our domestic Deferred Income Tax Assets was no longer required. As of September 30, 2013, we maintain the same position as the previous quarter that the partial release of valuation allowance is still appropriate. Accordingly, an income tax benefit of $36.3 million was recorded in the first nine months of 2013 related to the reduction of our existing valuation allowance.

The remaining U.S. domestic valuation allowance of $8.5 million at September 30, 2013 relates to certain domestic loss carryforwards and other credits that we may not be able to utilize primarily due to their shorter remaining carryforward periods. Should it be determined in the future that it is more likely than not that our Deferred Income Tax Assets will be realized, an additional valuation allowance would be released during the period in which such an assessment is made.

Further, there have been no material changes to our foreign operations since December 31, 2012 and, accordingly, we maintain our existing valuation allowance on foreign Deferred Income Tax Assets in such jurisdictions at September 30, 2013.

See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had $27.7 million of Cash and Cash Equivalents, compared to $23.2 million as of December 31, 2012. Cash provided by operating activities was $6.9 million for the nine months ended September 30, 2013, compared to cash provided by operating activities of $4.3 million for the nine months ended September 30, 2012. We expect our Cash and Cash Equivalents at September 30, 2013, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from September 30, 2013.

The increase in cash flows from operating activities was primarily due to increased Net Income of $39.4 million for the nine months ended September 30, 2013, compared to Net Income of $3.3 million for the nine months ended September 30, 2012 and changes in our operating assets and liabilities as discussed below. Net income for the nine months ended September 30, 2013 included a $34.2 million non-cash credit related to the reduction of our existing valuation allowance.

Trade Receivables decreased $4.7 million to $17.1 million as of September 30, 2013, compared to $21.8 million as of December 31, 2012, due to seasonally lower activity with our Retail business customers. Receivables increased $5.4 million compared to September 30, 2012 due to higher Retail Net Sales. Days sales outstanding ("DSO") at September 30, 2013 were 23.8 days compared to 23.7 days as of December 31, 2012 and 19.4 days as of September 30, 2012. The increase in DSO at September 30, 2013 compared to September 30, 2012 was due to a shift in our sales to a higher percentage of our sales being derived from Retail Net Sales, which generally has a higher DSO than Direct Net Sales.

Inventories decreased $1.3 million to $17.5 million as of September 30, 2013, compared to $18.8 million as of December 31, 2012, but increased $4.2 million compared to June 30, 2013 as we prepare for the fourth quarter of 2013, which has historically been our strongest quarter by sales volume.

Net Deferred Income Tax Assets increased $33.9 million to $31.6 million as of September 30, 2013, compared to a net liability of $2.3 million as of December 31, 2012, primarily due to the release of $36.3 million of valuation allowance during the nine-month period ended September 30, 2013 as discussed in more detail above.

Trade Payables decreased $5.8 million to $27.0 million as of September 30, 2013, compared to $32.8 million as of December 31, 2012, due to lower inventory purchases and the timing of those purchases in the third quarter of 2013.

Accrued Liabilities decreased $1.3 million to $6.9 million as of September 30, 2013 compared to $8.2 million as of December 31, 2012, primarily due to incentive compensation payments made in the first quarter of 2013 that related to 2012 performance.

Cash used in investing activities for purchases of software and equipment was $2.8 million for the first nine months of 2013 and was primarily related to implementation of new software and hardware information system upgrades and new product tooling equipment. We anticipate spending $3.5 million in all of 2013 for software and equipment.

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

The interest rate applicable to borrowings under the Loan Agreement is based on either, at our discretion, Bank of the West's base rate, a floating rate or LIBOR, plus an applicable margin based on certain financial performance metrics. Our borrowing rate was 1.69% as of September 30, 2013. The Loan Agreement contains customary covenants, including minimum fixed charge coverage ratio and leverage ratio, and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lender has the option of terminating its credit commitment and accelerating all obligations under the Loan Agreement. Borrowings under the Loan Agreement are collateralized by substantially all of our assets, including intellectual property assets.

As of September 30, 2013, we had no outstanding borrowings and $0.6 million in standby letters of credit issued under the Loan Agreement. As of September 30, 2013, we were in compliance with the financial covenants of the Loan Agreement and approximately $15.1 million was available for borrowing.

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

As of September 30, 2013, we held cash and cash equivalents of $27.7 million. Given that cash equivalents mature within three months or less from the date of purchase, a decline in interest rates over time would reduce our interest income, but would not have a material impact on our results of operations, financial position or cash flows. In addition, due to the nature of our cash equivalents, a decline in interest rates would not materially affect the fair value of our cash equivalents.

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
 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

In 2004, we were sued in the Southern District of New York by BioSig Instruments, Inc. for alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products. No significant activity in the litigation occurred until 2008. In 2012, the United States District Court granted summary judgment to us on grounds that BioSig’s patents were invalid as a matter of law. BioSig appealed the grant of summary judgment and, in April 2013, the United States Court of Appeals for the Federal Circuit reversed the District Court’s decision on summary judgment and remanded the case to the District Court for further proceedings. A Petition for Certiorari to the U.S. Supreme Court is currently pending. We do not believe that our use of heart rate monitors utilized or purchased from third parties, and otherwise, infringe the BioSig patents.

In addition to the matter described above, from time to time we are subject to litigation, claims and assessments that arise in the ordinary course of business, including disputes that may arise from intellectual property related matters. Management believes that any liability resulting from such additional matters will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2013	1,689	$8.78	—	—
August 1 to August 31, 2013	1,688	6.31	—	—
September 1 to September 30, 2013	1,689	7.22	—	—
Total	5,066	7.44	—	—
(1)  Consists of shares withheld from the vesting portion of a restricted stock unit award granted to Bruce M. Cazenave, our Chief Executive Officer. We will withhold from each monthly vesting portion of the grant award the number of shares sufficient to satisfy Mr. Cazenave's tax withholding obligation incident to such vesting, unless Mr. Cazenave should first elect to satisfy the tax obligation by cash payment to us.  We do not have any publicly announced equity securities repurchase plans or programs.

Item 6.    Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from Nautilus, Inc.'s quarterly report on Form 10-Q for the three and nine months ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.

Date: November 7, 2013	By:	/S/ Bruce M. Cazenave
Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer)