Form 10-K
period 2013-12-31
NAUTILUS, INC.
filed 2014-02-27
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [ ]    No  [x]
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price ($8.69) as reported on the New York Stock Exchange as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2013) was 270,351,305.
The number of shares outstanding of the registrant's common stock as of February 26, 2014 was 31,169,656 shares.
Documents Incorporated by Reference
The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2014 Annual Meeting of Shareholders.

NAUTILUS, INC.
2013 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. The forward-looking statements in this report include, without limitation: our prospects, resources or capabilities; current or future financial trends; future operating results; future plans for introduction of new products; anticipated demand for our new and existing products; maintenance of appropriate inventory levels; growth in revenues and profits; leverage of operating expenses; future revenues from our licensing initiative; results of increased media investment in the Direct segment; continued improvement in operating margins; expectations for increased Research and Development expenses; the amount expected to be spent on software and equipment in 2014; fluctuations in Net Sales due to seasonality; and our ability to continue to fund our operating and capital needs for the following twelve-month period. Forward-looking statements also include any statements related to our expectations regarding future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, expenses and gross margins, profits or losses, losses from discontinued operations, settlements of warranty obligations, the anticipated outcome of litigation to which we are a party, new product introductions, financing and working capital requirements and resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part I, Item 1A of this report. We do not undertake any duty to update forward-looking statements after the date they are made or conform them to actual results or to changes in circumstances or expectations.

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

Beginning in 2009, we began the divestiture of our Commercial business, which focused on the sale of commercial fitness equipment into gyms, health clubs, and fitness centers. While that process was largely completed in 2011, several European subsidiaries are in the liquidation process and are awaiting formal government approval to complete the liquidation. Results of operations from the Commercial business are presented as Discontinued Operations for all periods. There was no revenue related to the Commercial business for the years ended December 31, 2013 or 2012.

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

Our strategies incorporate the individual characteristics of our Direct and Retail businesses. Our Direct business focuses on: (i) the development of, or acquisition of rights to, unique products; (ii) the application of creative, cost-effective ways to communicate the benefits of their use; and (iii) making various payment options available to our customers. We are particularly attentive to Direct business metrics that provide feedback regarding the effectiveness of our media marketing programs and attractiveness of third-party consumer financing programs.

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

•	Nautilus® is our corporate umbrella brand and is also used to differentiate certain specialized cardio, ellipticals and bike products.

•
Our Bowflex® brand represents a highly-regarded line of fitness equipment comprised of both cardio and strength products, including the TreadClimber® and MAX TrainerTM specialized cardio machines, treadmills, PowerRod® and Revolution® home gyms, and SelectTech® dumbbells.

•	Our Schwinn® brand is known for its popular line of exercise bikes, including the Airdyne®, and ellipticals.

•	Our Universal® brand, one of the oldest and most recognized names in the fitness industry, currently offers a line of kettlebell weights and weight benches.

While we offer our full product assortment to our Direct customers through our Internet websites and our catalogs, we generally differentiate the product models offered in our Direct and Retail sales channels. Currently, our Bowflex® TreadClimber® and MAX TrainerTM product lines are offered for sale primarily through our Direct sales channel.

Approximately 69% of our revenue in 2013 was derived from sales of consumer cardio products. While we continue to be a leader in the consumer strength product category, we believe the much larger market for cardio products offers us greater opportunity for growth.

BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

We conduct our business in two segments, Direct and Retail. For further information regarding our segments and geographic information, see Note 14, Segment and Geographic Information, to our consolidated financial statements in Part II, Item 8 of this report.

SALES AND MARKETING

Direct
In our Direct business, we market and sell our products, principally Bowflex® cardio and strength products, directly to consumers. While we are, and plan to continue to be, a large direct marketer of strength products in the United States, our advertising emphasis has shifted toward cardio products, especially the Bowflex® TreadClimber®, as cardio products represent the largest component of the fitness equipment market and a growing part of our business. Sales of cardio products represented 84% of our Direct channel revenues in 2013, compared to 81% in 2012 and 71% in 2011.

Our marketing efforts are based on an integrated combination of media and direct consumer contact. In addition to television advertising, which ranges in length from 30 seconds to as long as three minutes, we utilize Internet advertising, product websites, inquiry-response mailings, catalogs and inbound/outbound call centers. Marketing and media effectiveness is measured continuously based on sales inquiries generated, cost-per-lead, conversion rates, return on investment and other performance metrics and we strive to optimize the efficiency of our marketing and media expenditures based on this data. Almost all of our Direct customer orders are received either on our Internet websites or through company-owned and third-party call centers.

In order to facilitate consumer purchases, we partner with several third party credit providers. Credit approval rates are an important variable in the number of Direct products we sell in a given period. Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers increased to 36% in 2013 from 32% in 2012 and 25% in 2011.

Retail
In our Retail business, we market and sell a comprehensive line of consumer fitness equipment under the Nautilus®, Schwinn®, Universal® and Bowflex® brands. Our products are marketed through a network of retail companies, consisting of sporting goods stores, Internet retailers, large-format and warehouse stores, and, to a lesser extent, smaller specialty retailers and independent bike dealers.

We offer programs that provide price discounts to our Retail customers for ordering container-sized shipments or placing orders early enough in the season to allow for more efficient manufacturing by our Asian suppliers. These programs are designed to reduce our shipping and handling costs, with much of the savings being passed on to our customers. In addition, we often offer other types of sales incentives to our Retail customers, including volume discounts and various forms of rebates or allowances, which generally are intended to increase product exposure and availability for consumers, reduce transportation costs, and encourage marketing and promotion of our brands or specific products.

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

Our research and development expenses were $5.6 million, $4.2 million and $3.2 million in 2013, 2012 and 2011, respectively, as we increased our investment in new product development resources and capabilities. We expect our research and development expenses to increase in 2014 as we continue to increase our investment in new product development.

SEASONALITY

We expect our sales from fitness equipment products to vary seasonally. Sales are typically strongest in the first and fourth quarters, followed by the third quarter, and are generally weakest in the second quarter. We believe that, during the spring and summer months, consumers tend to be involved in outdoor activities, including outdoor exercise, which impacts sales of indoor fitness equipment. This seasonality can have a significant effect on our inventory levels, working capital needs and resource utilization.

MERCHANDISE SOURCING

All of our products are produced by third-party manufacturers, and, in 2013, all of our manufacturing partners were located in Asia. Although multiple factories bid on and are able to produce most of our products, we typically select one factory to produce any given product. Lead times for inventory purchases from our Asian suppliers, from order placement to receipt of goods, generally range from approximately two to three months, of which transit time represents three-to-four weeks. The length of our lead times requires us to place advance manufacturing orders based on management forecasts of future demand for our products. We attempt to compensate for our long replenishment lead times by maintaining adequate levels of inventory at our warehousing facilities.

We monitor our suppliers' ability to meet our product needs and we participate in quality assurance activities to reinforce adherence to our quality standards. Our third-party manufacturing contracts are generally of annual or shorter duration, or manufactured products are sourced on the basis of individual purchase orders. Our manufacturing relationships are non-exclusive, and we are permitted to procure our products from other sources at our discretion.  None of our manufacturing contracts include production volume or purchase commitments on the part of either party. Our third-party manufacturers are responsible for the sourcing of raw materials and producing parts and finished products to our specifications.

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

In 2013 approximately 40% of our Retail inventory replenishment orders were shipped by our contract manufacturers in Asia directly to our Retail customer locations, typically in container loads. The use of such direct shipments allows us to maintain lower levels of inventory in our warehouses, resulting in lower storage, handling, freight, insurance and other costs. We use various commercial truck lines for our merchandise shipments to Retail customers.

COMPETITION

The markets for all of our products are highly competitive. We believe the principal competitive factors affecting our business are quality, brand recognition, innovation and pricing. We believe we are well positioned to compete in markets in which we can take advantage of our strong brand names, and that our focus on innovative product design, quality, and performance distinguishes our products from the competition.

Our products compete directly with those offered by a large number of companies that market consumer fitness equipment and fitness programs. As the use of Internet websites for product sales by traditional retailers has increased, our competitors have become increasingly similar across our Direct and Retail sales channels.

Our principal competitors include: Fitness Quest, ICON Health & Fitness, Johnson Health Tech, Beach Body and American Telecast. We also compete with marketers of computer-based physical activity products, such as the Nintendo Wii® and Microsoft Xbox® Kinect®, and weight management companies, such as Weight Watchers, each of which offers alternative solutions for a fit and healthy lifestyle.

EMPLOYEES

As of February 21, 2014, we had approximately 311 employees, substantially all of whom were full-time. None of our employees are subject to collective bargaining agreements. We have not experienced a material interruption of our operations due to labor disputes.

INTELLECTUAL PROPERTY

Trademarks, patents and other forms of intellectual property are vital to the success of our business and are an essential factor in maintaining our competitive position in the health and fitness industry.

Trademarks
We own many trademarks including Nautilus®, Bowflex®, PowerRod®, Revolution®, TreadClimber®, MAX TrainerTM, SelectTech®, Trimline®, Airdyne®, CoreBody Reformer® and Universal®. Nautilus is the exclusive licensee under the mark Schwinn® for indoor fitness products. We believe that having distinctive trademarks that are readily identifiable by consumers is an important factor in creating a market for our products, maintaining a strong company identity and developing brand loyalty among our customers. In addition, we have granted licenses to certain third-parties to use the Nautilus, Schwinn and TreadClimber tradenames on commercial fitness products, for which we receive royalty income and expanded consumer awareness of our brands.

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

We own or license patents covering a variety of technologies, some of which are utilized in our variable stride ellipticals, selectorized dumbbells and recumbent exercise bikes. Nautilus is also the exclusive licensee of patents that cover the Bowflex® Revolution home gyms. Patent protection for these technologies, which are utilized in products sold in both the Direct and Retail segments, extends as far as 2020.

Additionally, we maintain a portfolio of patents related to our Bowflex® TreadClimber® specialized cardio machines, which are sold primarily in our Direct segment. The portfolio is comprised of approximately 24 issued U.S. patents covering various product features and other technologies associated with our TreadClimber® products.

A patent covering certain aspects of our TreadClimber® products expired in 2013. Additional individual patents covering elements of our TreadClimber® products have expiration dates ranging from 2016 to 2027. Expiration or invalidity of patents within our TreadClimber® portfolio could trigger the introduction of similar products by our competitors. Although we view each of the patents within our portfolio as very valuable, we do not view any single patent as critical to our success or ability to differentiate our TreadClimber® products from similar products that may be introduced by competitors in the future. We regularly monitor commercial activity in our industry to guard against potential infringement. We protect our proprietary rights vigorously and take prompt, reasonable actions to prevent counterfeit or products and other infringement on our intellectual property.

BACKLOG

Historically, our backlog has not been a significant factor in our business. Our customer order backlog as of December 31, 2013 and 2012 was approximately $1.4 million and $0.1 million, respectively.

SIGNIFICANT CUSTOMERS

In 2013, 2012 and 2011, Amazon.com accounted for 11.2%, 11.7% and 11.0%, respectively, of our Net Sales.
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

We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. You can inspect and obtain a copy of our reports, proxy statements and other information filed with the SEC at the offices of the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. EST. Please call the SEC at 1-800-

SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet website at http://www.sec.gov where you can access copies of most of our SEC filings.

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

We experience fluctuations in aggregate sales volume during the year. Sales are typically strongest in the first and fourth quarters, followed by the third quarter, and are generally weakest in the second quarter. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of fitness equipment. In addition, our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period.

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

Our third-party manufacturing contracts are generally of annual or shorter duration, or manufactured products are sourced on the basis of individual purchase orders. There is no assurance that we will be able to maintain our current relationships with these parties or, if necessary, establish future arrangements with other third-party manufacturers on commercially reasonable terms. Further, while we maintain an active quality control, factory inspection and qualification program, we cannot assure that their manufacturing and quality control processes will be maintained at a level sufficient to meet our inventory needs or prevent the inadvertent sale of substandard products. While we believe that products manufactured by our current third-party manufacturers could generally be procured from alternative sources, temporary or permanent loss of services from a significant manufacturer could cause disruption in our supply chain and operations.

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

Currency exchange rate fluctuations could result in higher costs, reduced margins or decreased international sales.

Substantially all of our products are manufactured outside of the U.S. and, therefore, currency exchange rate fluctuations could result in higher costs for our products, or could disrupt the business of independent manufacturers that produce our products, by making their purchases of raw materials more expensive and more difficult to finance. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we, our customers or our suppliers conduct business. Past fluctuations in the Chinese Renminbi exchange rate have caused our costs for certain products to increase, reducing our margins and cash flows. Similar fluctuations and cost increases may occur in the future. If we are unable to increase our selling prices to offset such cost increases, or if such increases have a negative impact on sales of our products, our revenues and margins would be reduced and our operating results and cash flows would be negatively impacted. In addition, a portion of our revenue is derived from sales outside the U.S., primarily in Canada. Currency rate fluctuations could make our products more expensive for foreign consumers and reduce our sales, which would negatively affect our operating results and cash flows.

We may face competition from providers of comparable products in categories where our patent protection is limited or reduced due to patent expiration. Increased competition in those product categories could negatively affect our future revenues and operating results.

A patent covering aspects of our TreadClimber® products expired during 2013. Although we own a number of other patents covering aspects of our TreadClimber® products, the introduction of comparable products designed to compete with our TreadClimber® line of specialized cardio machines may increase in the future as a result of these patent expirations. Sales of cardio products, especially Bowflex® TreadClimber® products, represent a substantial portion of our Direct segment revenues. Introduction by competitors of comparable products, a maturing product lifecycle or other factors could result in a decline in our revenues derived from these products. A significant decline in our sales of these products would have a material adverse effect on our operating results, financial position and cash flows.

Failure or inability to protect our intellectual property could significantly harm our competitive position.

Protecting our intellectual property is an essential factor in maintaining our competitive position in the health and fitness industry. Failure to maximize or to successfully assert our intellectual property rights could impact our competitiveness. We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. Many factors bear upon the exclusive ownership and right to exploit intellectual properties, including, without limitation, prior rights of third parties and nonuse and/or nonenforcement by us and/or related entities. While we make efforts to develop and protect our intellectual property, the validity, enforceability and commercial value of our intellectual property rights may be reduced or eliminated. We cannot be sure that our intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that we will not be able to obtain and perfect our own or, where appropriate, license intellectual property rights necessary to compete successfully within the marketplace for our products. We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future. If we do not, or are unable to, adequately protect our intellectual property, then we may face difficulty in differentiating our products from those of our competitors and our business, operating results and financial condition may be adversely affected.

Trademark infringement or other intellectual property claims relating to our products could increase our costs.

Our industry is susceptible to litigation regarding trademark and patent infringement and other intellectual property rights. We could become a plaintiff or defendant in litigation involving trademark or patent infringement claims or claims of breach of license. The prosecution or defense of intellectual property litigation is both costly and disruptive of the time and resources of our management, regardless of the claim's merit. We could also be required to pay substantial damages or settlement costs to resolve intellectual property litigation or related matters.

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

We had goodwill of $2.7 million and other intangible assets of $12.6 million as of December 31, 2013. Any future impairment charges, if significant, could materially and adversely affect our operating results. An unexpected decline in revenue, changes in market conditions, changes in competitive products or technologies or a change in management's intentions regarding utilization of intangible assets could lead to future impairment charges.

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
Our current primary enterprise resource planning system is highly customized to our business and we may experience difficulties as we transition to new systems during 2014. Difficulties or delays in implementing our new information systems or significant system failures could disrupt our operations and have a material adverse effect on our operating results, financial position and cash flows.

System Security Risks, Data Protection Breaches and Cyber Attacks Could Disrupt Our Operations.

We manage and store various proprietary information and sensitive or confidential data relating to our business, including sensitive and personally identifiable information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack or otherwise exploit any security vulnerabilities of our systems. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Following is a summary of our principal properties as of December 31, 2013:

Location	Primary Function(s)	Owned or Leased
Washington	Corporate headquarters, customer call center and R&D facility	Leased
Oregon	Warehouse and distribution	Leased
Canada	Warehouse and distribution	Leased
China	Quality assurance office	Leased

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

Item 3. Legal Proceedings

In 2004, we were sued in the Southern District of New York by BioSig Instruments, Inc. for alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products. No significant activity in the litigation occurred until 2008. In 2012, the United States District Court granted summary judgment to us on grounds that BioSig’s patents were invalid as a matter of law. BioSig appealed the grant of summary judgment and, in April 2013, the United States Court of Appeals for the Federal Circuit reversed the District Court’s decision on summary judgment and remanded the case to the District Court for further proceedings. On January 10, 2014, the U.S. Supreme Court granted our petition for a writ of certiorari to address the legal standard applied by the Federal Circuit in determining whether the patents may be valid under applicable law. The U.S. Supreme Court is expected to hear arguments in April 2014. We do not believe that our use of heart rate monitors utilized or purchased from third parties, and otherwise, infringe the BioSig patents.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock
Our common stock is listed on the New York Stock Exchange (the “NYSE”) and trades under the symbol “NLS.” As of February 26, 2014, there were 52 holders of record of our common stock and approximately 28,000 beneficial shareholders. The following table sets forth the high and low sales prices of our common stock for each period presented:

	High	Low
2013:
Quarter 1	$7.66	$3.48
Quarter 2	8.75	6.34
Quarter 3	9.87	6.15
Quarter 4	8.49	6.76
2012:
Quarter 1	$3.04	$1.74
Quarter 2	3.50	2.20
Quarter 3	3.64	2.28
Quarter 4	4.00	2.58

We did not pay any dividends on our common stock in 2012 or 2013 and we currently have no plans to pay dividends on our common stock in future periods. Payment of any future dividends, when permitted under our borrowing arrangements, is at the discretion of our Board of Directors, which considers various factors such as our financial condition, operating results, current and anticipated cash needs and future expansion plans.

Equity Compensation Plans
See Item 12 for Equity Compensation Plan information.

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of our equity securities during the fourth quarter ended December 31, 2013:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2013	1,688	$7.96	—	—
November 1 to November 30, 2013	1,689	7.57	—	—
December 1 to December 31, 2013	1,690	8.43	—	—
Total	5,067	7.99	—	—
(1)  Consists of shares withheld from the vesting portion of a restricted stock unit award granted to Bruce M. Cazenave, our Chief Executive Officer. We will withhold from each monthly vesting portion of the award the number of shares sufficient to satisfy Mr. Cazenave's tax withholding obligation incident to such vesting, unless Mr. Cazenave should first elect to satisfy the tax obligation by cash payment to us.  We do not have any publicly announced equity securities repurchase plans or programs.

Stock Performance Graph
The graph below compares the cumulative total stockholder return of our common stock with the cumulative total return of the NYSE Composite Index and the S&P SmallCap 600 Index for the period commencing December 31, 2008 and ending on December 31, 2013. The S&P SmallCap 600 Index was chosen because we do not believe we can reasonably identify an industry index or specific peer issuer that would offer a meaningful comparison. The S&P SmallCap 600 Index represents a broad-based index of companies with similar market capitalization.

The graph assumes $100 was invested, on December 31, 2008, in our common stock and each index presented. The comparisons in the table below are not intended to forecast or be indicative of future performance of our common stock.

$400
$350
$300
$250
$200
$150
$100
$50
$-

	12/31/08	12/31/09	12/31/10	12/30/11	12/31/12	12/31/13
NLS	$100.00	$91.86	$80.54	$79.19	$158.82	$381.45
NYSE Composite	$100.00	$124.80	$138.34	$129.88	$146.66	$180.65
S&P Small Cap 600	$100.00	$123.78	$154.70	$154.46	$127.73	$180.63

NLS   NYSE Composite   S&P Small Cap 600

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in connection with our audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statements of operations data for fiscal 2013, 2012 and 2011, and the selected consolidated balance sheet data as of December 31, 2013 and 2012 are derived from, and are qualified by reference to, the audited consolidated financial statements which are included in this Form 10-K. The consolidated statements of operations data for fiscal 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	For the Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data
Net sales	$218,803	$193,926	$180,412	$168,450	$189,260
Cost of sales	112,326	102,889	101,953	91,704	92,745
Gross profit	106,477	91,037	78,459	76,746	96,515

Operating expenses:
Selling and marketing	66,486	58,617	54,494	64,039	75,827
General and administrative	18,705	17,669	17,143	19,371	24,616
Research and development	5,562	4,163	3,223	2,905	5,222
Restructuring	—	—	—	—	14,151
Asset impairment	—	—	—	—	5,904
Total operating expenses	90,753	80,449	74,860	86,315	125,720

Operating income (loss)	15,724	10,588	3,599	(9,569)	(29,205)

Other income (expense):
Interest income	14	18	65	15	77
Interest expense	(36)	56	(466)	(140)	(168)
Other	337	(246)	(11)	464	(194)
Total other income (expense)	315	(172)	(412)	339	(285)

Income (loss) from continuing operations before income taxes	16,039	10,416	3,187	(9,230)	(29,490)
Income tax provision (benefit)(1)	(32,085)	(226)	686	588	(10,880)
Income (loss) from continuing operations	48,124	10,642	2,501	(9,818)	(18,610)
Income (loss) from discontinued operations	(170)	6,241	(1,081)	(13,023)	(34,687)
Net income (loss)	$47,954	$16,883	$1,420	$(22,841)	$(53,297)

Basic income (loss) per share from continuing operations	$1.55	$0.34	$0.08	$(0.32)	$(0.61)
Basic income (loss) per share from discontinued operations	(0.01)	0.21	(0.03)	(0.42)	(1.13)
Basic net income (loss) per share	$1.54	$0.55	$0.05	$(0.74)	$(1.74)

Diluted income (loss) per share from continuing operations	$1.53	$0.34	$0.08	$(0.32)	$(0.61)
Diluted income (loss) per share from discontinued operations	(0.01)	0.21	(0.03)	(0.42)	(1.13)
Diluted net income (loss) per share	$1.52	$0.55	$0.05	$(0.74)	$(1.74)

Shares used in per share calculations:
Basic	31,072	30,851	30,746	30,744	30,664
Diluted	31,457	30,974	30,776	30,744	30,664

	As of December 31,
Consolidated Balance Sheet Data	2013	2012	2011	2010	2009
Cash and cash equivalents	$40,979	$23,207	$17,427	$14,296	$7,289
Working capital	45,662	25,410	19,439	15,316	21,063
Total assets	143,567	94,311	82,813	78,367	115,172
Long-term notes payable	—	—	5,598	5,141	—
Other long-term liabilities	4,077	6,508	6,614	6,148	6,489
Total shareholders' equity	91,565	43,326	31,953	30,799	52,483

(1) Income tax benefit in 2013 includes a $38.9 million credit related to the reversal of our deferred tax asset valuation allowance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included in Part II, Item 8 of this Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties.

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

As a result of the above and other factors, our period-to-period operating results may not be indicative of future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you any future growth or profitability. For more information, see our discussion of Risk Factors located at Part I, Item 1A of this Form 10-K.

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

Our Net Sales in 2013 were $218.8 million, an increase of $24.9 million, or 12.8%, compared to Net Sales of $193.9 million in 2012. Net Sales of our Direct segment increased $11.7 million, or 9.3%, compared to 2012, primarily due to increased consumer demand for our cardio products, especially the Bowflex® TreadClimber®. Net Sales of our Retail segment increased by $12.9 million, or 20.2% in 2013, compared to 2012, primarily due to growth in strength products.

Income From Continuing Operations was $48.1 million , or $1.53 per diluted share, in 2013, compared to $10.6 million, or $0.34 per diluted share, in 2012. Income From Continuing Operations of $48.1 million in 2013 included a $38.9 million credit related to the reversal of our deferred tax asset valuation allowance. Without consideration of the reversal of our deferred tax asset valuation allowance, the improvement in our results from continuing operations in 2013 was driven primarily by higher sales and increased margins in both our Retail and Direct segments.

Net Income was $48.0 million, or $1.52 per diluted share, in 2013, compared to $16.9 million, or $0.55 per diluted share, in 2012. Net Income in 2012 included Income From Discontinued Operations of $6.2 million, or $0.21 per diluted share.

DISCONTINUED OPERATIONS

Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Income From Discontinued Operations of $6.2 million in 2012 primarily represents a currency translation adjustment gain related to the liquidation of European subsidiaries. Although there was no revenue related to the Commercial business in 2013, we continue to have legal and accounting expenses as we work with authorities on final deregistration of each entity and product liability expenses associated with product previously sold into the Commercial channel.

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

Revenue Recognition
Direct and Retail product sales and shipping revenues are recorded when products are shipped and title passes to customers. In most instances, Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss to the customer upon our delivery to the carrier. For Direct sales, revenue is generally recognized when product is shipped. Revenue is recognized net of applicable sales incentives, such as promotional discounts, rebates and return allowances. We estimate the revenue impact of incentive programs based on the planned duration of the program and historical experience.

Sales Discounts and Allowances
Product sales and shipping revenues are reported net of promotional discounts and return allowances. We estimate the revenue impact of retail sales incentive programs based on the planned duration of the program and historical experience. If the amount of sales incentives is reasonably estimable, the impact of such incentives is recorded at the later of the time the customer is notified of the sales incentive or the time of the sale. We estimate our liability for product returns based on historical experience and record the expected obligation as a reduction of revenue. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.

Our calculations of amounts owed for sales discounts and allowances contain uncertainties because they require management to make assumptions in interim periods and to apply judgment regarding a number of factors, including estimated future customer inventory purchases and returns.

Goodwill and Other Long-Term Asset Valuation
We evaluate our indefinite-lived Intangible Assets and Goodwill for potential impairment annually or when events or circumstances indicate their carrying value may be impaired. Finite-lived Intangible Assets, including patents and patent rights, and Property, Plant and Equipment are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. No Goodwill or other long-term asset impairment charges were recognized in 2013, 2012 or 2011.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment in order to estimate future cash flows and asset fair values. Our judgments regarding potential impairment are based on a number of factors including: the timing and amount of anticipated cash flows; market conditions; relative levels of risk; the cost of capital; terminal values; royalty rates; and the allocation of revenues, expenses and assets and liabilities to business segments. Each of these factors can significantly affect the value of our Goodwill or other long-term assets and, thereby, could have a material adverse affect on our financial position and results of operations.

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

We have recorded a valuation allowance to reduce our Deferred Income Tax Assets to the amount we believe is more likely than not to be realized. As we determined, based on reviewing all the positive and negative evidence, that it is more likely than not that the benefit from certain Deferred Income Tax Assets will not be realized, we have a valuation allowance against net Deferred Income Tax Assets of $12.9 million. If our assumptions change and we determine we will be able to realize these Deferred Income Tax Assets, the tax benefits related to any reversal of the valuation allowance will be accounted for in the period in which we make such determination. Likewise, should we determine that we would not be able to realize our Deferred Income Tax Assets in the future, an adjustment to the valuation allowance to reserve for the Deferred Income Tax Assets would increase expense in the period such determination was made.

For example, in the second quarter of 2013, we evaluated the potential realization of our Deferred Income Tax Assets, considering both positive and negative evidence, including cumulative income or loss for the past three years and forecasted taxable income. As a result of this evaluation we concluded that, as of June 30, 2013, a majority of the existing valuation allowance on our domestic Deferred Income Tax Assets was no longer required. As of December 31, 2013, we maintain the same position that the partial release of valuation allowance is still appropriate. Accordingly, an income tax benefit of $38.9 million was recorded during 2013 related to the reduction of our existing valuation allowance.

Unrecognized Tax Benefits
Significant judgments are required in determining tax provisions and evaluating tax positions. Such judgments require us to interpret existing tax law and other published guidance as applied to our circumstances. If our financial results or other relevant facts change, thereby impacting the likelihood of realizing the tax benefit of an uncertain tax position, significant judgment would be applied in determining the effect of the change. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained based on the technical merits of the position upon examination, including resolutions of any related appeals or litigation.

RESULTS OF OPERATIONS

The discussion that follows should be read in conjunction with our consolidated financial statements and the related notes in this report. All comparisons to prior year results are in reference to continuing operations only in each period, unless otherwise indicated.

Results of operations information was as follows (in thousands):

	Year Ended December 31,
	2013	2012	Change	% Change
Net sales	$218,803	$193,926	$24,877	12.8%
Cost of sales	112,326	102,889	9,437	9.2%
Gross profit	106,477	91,037	15,440	17.0%
Operating expenses:
Selling and marketing	66,486	58,617	7,869	13.4%
General and administrative	18,705	17,669	1,036	5.9%
Research and development	5,562	4,163	1,399	33.6%
Total operating expenses	90,753	80,449	10,304	12.8%
Operating income	15,724	10,588	5,136
Other income (expense):
Interest income	14	18	(4)
Interest expense	(36)	56	(92)
Other	337	(246)	583
Total other income (expense), net	315	(172)	487
Income before income taxes	16,039	10,416	5,623
Income tax benefit	(32,085)	(226)	(31,859)
Income from continuing operations	48,124	10,642	37,482
Income (loss) from discontinued operations, net of income taxes	(170)	6,241	(6,411)
Net income	$47,954	$16,883	$31,071

	Year Ended December 31,
	2012	2011	Change	% Change
Net sales	$193,926	$180,412	$13,514	7.5%
Cost of sales	102,889	101,953	936	0.9%
Gross profit	91,037	78,459	12,578	16.0%
Operating expenses:
Selling and marketing	58,617	54,494	4,123	7.6%
General and administrative	17,669	17,143	526	3.1%
Research and development	4,163	3,223	940	29.2%
Total operating expenses	80,449	74,860	5,589	7.5%
Operating income	10,588	3,599	6,989
Other income (expense):
Interest income	18	65	(47)
Interest expense	56	(466)	522
Other	(246)	(11)	(235)
Total other expense, net	(172)	(412)	240
Income before income taxes	10,416	3,187	7,229
Income tax (benefit) expense	(226)	686	(912)
Income from continuing operations	10,642	2,501	8,141
Income (loss) from discontinued operations, net of income taxes	6,241	(1,081)	7,322
Net income	$16,883	$1,420	$15,463

Results of operations information by segment was as follows (in thousands):

	Year Ended December 31,
	2013	2012	Change	% Change
Net sales:
Direct	$136,663	$124,978	$11,685	9.3%
Retail	76,775	63,891	12,884	20.2%
Royalty income	5,365	5,057	308	6.1%
	$218,803	$193,926	$24,877	12.8%

Cost of sales:
Direct	$55,008	$53,349	$1,659	3.1%
Retail	57,318	49,540	7,778	15.7%
Royalty income	—	—	—
	$112,326	$102,889	$9,437	9.2%
Gross profit:
Direct	$81,655	$71,629	$10,026	14.0%
Retail	19,457	14,351	5,106	35.6%
Royalty income	5,365	5,057	308	6.1%
	$106,477	$91,037	$15,440	17.0%
Gross margin:
Direct	59.7%	57.3%	240	basis points
Retail	25.3%	22.5%	280	basis points

	Year Ended December 31,
	2012	2011	Change	% Change
Net sales:
Direct	$124,978	$107,061	$17,917	16.7%
Retail	63,891	68,591	(4,700)	(6.9)%
Royalty income	5,057	4,760	297	6.2%
	$193,926	$180,412	$13,514	7.5%

Cost of sales:
Direct	$53,349	$49,406	$3,943	8.0%
Retail	49,540	52,547	(3,007)	(5.7)%
Royalty income	—	—	—
	$102,889	$101,953	$936	0.9%
Gross profit:
Direct	$71,629	$57,655	$13,974	24.2%
Retail	14,351	16,044	(1,693)	(10.6)%
Royalty income	5,057	4,760	297	6.2%
Total gross profit	$91,037	$78,459	$12,578	16.0%
Gross margin:
Direct	57.3%	53.9%	340	basis points
Retail	22.5%	23.4%	(90)	basis points

The following tables compare the net sales of our major product lines within each business segment (in thousands):

	Year Ended December 31,
	2013	2012	Change	% Change
Direct net sales:
Cardio products(1)	$114,846	$100,677	$14,169	14.1%
Strength products(2)	21,817	24,301	(2,484)	(10.2)%
	136,663	124,978	11,685	9.3%
Retail net sales:
Cardio products(1)	36,692	36,209	483	1.3%
Strength products(2)	40,083	27,682	12,401	44.8%
	76,775	63,891	12,884	20.2%

Royalty income	5,365	5,057	308	6.1%
	$218,803	$193,926	$24,877	12.8%

(1) Cardio products include: TreadClimber®, treadmills, exercise bikes, ellipticals, CoreBody Reformer®, Bowflex BoostTM and DVDs.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights, UpperCut™ and accessories.

	Year Ended December 31,
	2012	2011	Change	% Change
Direct net sales:
Cardio products(1)	$100,677	$75,982	$24,695	32.5%
Strength products(2)	24,301	31,079	(6,778)	(21.8)%
	124,978	107,061	17,917	16.7%
Retail net sales:
Cardio products(1)	36,209	43,718	(7,509)	(17.2)%
Strength products(2)	27,682	24,873	2,809	11.3%
	63,891	68,591	(4,700)	(6.9)%

Royalty income	5,057	4,760	297	6.2%
	$193,926	$180,412	$13,514	7.5%

(1) Cardio products include: TreadClimber®, treadmills, exercise bikes, ellipticals, CoreBody Reformer® and DVDs.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights, UpperCut™ and accessories.

Net Sales and Cost of Sales

Direct

The 9.3% increase in Direct Net Sales in 2013 compared to 2012 was primarily related to a 14.1% increase in Direct sales of our cardio products, especially the Bowflex® TreadClimber®. We believe the increased consumer demand for our cardio products was driven by increased advertising effectiveness, improved call center effectiveness and higher U.S. consumer credit approval rates.

The 16.7% increase in Direct Net Sales in 2012 compared to 2011 was primarily related to a 32.5% increase in sales of our cardio products, reflecting strong consumer demand, especially for our Bowflex® TreadClimber®, which we believe was driven by increased advertising effectiveness, improved call center effectiveness and higher U.S. consumer credit approval rates.

The increases in Direct Net Sales of cardio products in 2013 compared to 2012, and in 2012 compared to 2011, were partially offset by a 10.2% and a 21.8% decline, respectively, in Direct Net Sales of strength products, primarily rod-based home gyms. The declines in sales of rod-based home gyms were attributable, in part, to the reduction of advertising for these products over time, as management determined that television advertising spending on this mature product category was generating suboptimal returns. We continue to market and sell rod-based home gyms through more cost efficient online media, and sales of these products have increased through the Retail segment.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers were 36.1% in 2013 compared to 31.6% in 2012 and 25.0% in 2011.

The increase in Cost of Sales in our Direct business in 2013 compared to 2012 was almost entirely related to the growth in Direct Net Sales and was partially offset by the improvement in gross margin.

Of the increase in Cost of Sales of our Direct business in 2012 compared to 2011, approximately $7.3 million was due to higher sales volume, which was partially offset by a $2.9 million decrease in Cost of Sales attributable to a shift in product sales mix and a $0.4 million reduction in supply chain costs, including freight.

The 240 basis point and 340 basis point increases in the gross margin of our Direct business for 2013 compared to 2012 and 2012 compared to 2011, respectively, were primarily due to greater absorption of fixed supply chain costs due to the higher sales volume. We are no longer required to pay royalties on certain expired patents covering aspects of our Treadclimber® products. The impact of this on our Direct segment gross margins is uncertain.

Retail

The 20.2% increase in Retail Net Sales in 2013 compared to 2012 was driven primarily by increased sales of our strength products. Net Sales of strength products in the Retail Segment increased 44.8% in 2013 compared to 2012, primarily driven by higher sales of selectorized dumbbells and home gyms. The 1.3% increase in Retail cardio sales for 2013 compared to 2012 was primarily due to the introduction of our new line of cardio products in the third quarter of 2013.

The 6.9% decline in Retail Net Sales in 2012 compared to 2011 was primarily due to a 17.2% decline in sales of cardio products, including indoor bikes and ellipticals, partially offset by an 11.3% increase in sales of strength products, primarily selectorized dumbbells.

The increase in Retail Cost of Sales in 2013 compared to 2012 was due to the increase in Retail Net Sales, partially offset by improvements in Retail gross margin. The decrease in Retail Cost of Sales in 2012 compared to 2011 was due to the decrease in Retail Net Sales, partially offset by a decline in Retail gross margin.

The 280 basis point improvement in Retail gross margin in 2013 compared to 2012 was primarily due to the positive impact of a Retail price increase implemented in the third quarter of 2012 and greater absorption of fixed supply chain costs due to higher sales volume.

Gross margins in our Retail business declined by 90 basis points in 2012 compared to 2011, as the Retail price increase we implemented in the third quarter of 2012 was more than offset by less absorption of fixed supply chain costs due to lower sales volume.

Selling and Marketing

Dollars in thousands	Year Ended December 31,		Change
	2013	2012	$	%
Selling and Marketing	$66,486	$58,617	$7,869	13.4%
As % of Net Sales	30.4%	30.2%

Dollars in thousands	Year Ended December 31,		Change
	2012	2011	$	%
Selling and Marketing	$58,617	$54,494	$4,123	7.6%
As % of Net Sales	30.2%	30.2%

The increases in Selling and Marketing in 2013 compared to 2012, and in 2012 compared to 2011, were primarily due to increases in media advertising, which also contributed to the improvements in Net Sales in 2013 compared to 2012, and in 2012 compared to 2011. In addition, finance fees payable to our consumer finance providers, as a result of increased Net Sales in those periods, increased by $1.6 million in 2013 compared to 2012 and $0.9 million in 2012 compared to 2011.

Selling and Marketing as a percentage of Net Sales is affected by the mix of Direct sales compared to Retail sales. Increasing Direct sales as a percentage of total Net Sales increases the percentage of Selling and Marketing as a percentage of Net Sales and vice versa.

Media advertising expense of our Direct business is the largest component of Selling and Marketing and was as follows:

Dollars in thousands	Year Ended December 31,		Change
	2013	2012	$	%
Media advertising	$35,819	$30,903	$4,916	15.9%

Dollars in thousands	Year Ended December 31,		Change
	2012	2011	$	%
Media advertising	$30,903	$28,582	$2,321	8.1%

We made strategic increased investments in media and creative advertising in 2013 to further support the launch of UpperCut™ and to build sales leads for all Direct products in the second half of 2013.

General and Administrative

Dollars in thousands	Year Ended December 31,		Change
	2013	2012	$	%
General and Administrative	$18,705	$17,669	$1,036	5.9%
As % of Net Sales	8.5%	9.1%

Dollars in thousands	Year Ended December 31,		Change
	2012	2011	$	%
General and Administrative	$17,669	$17,143	$526	3.1%
As % of Net Sales	9.1%	9.5%

The increase in General and Administrative in 2013 compared to 2012 was primarily due to a $0.4 million increase in infrastructure costs and a $0.8 million increase in employee related costs, partially offset by a $0.3 million one-time charge in 2012 for lease write-off costs.

The increase in General and Administrative in 2012 compared to 2011 was primarily due to increases in information technology and legal expenses totaling $1.0 million, partially offset by reductions of $0.3 million in depreciation and amortization expenses and $0.2 million in personnel costs.

The decreases in General and Administrative as a percentage of Net Sales in 2013 compared to 2012 and in 2012 compared to 2011 were primarily due to higher Net Sales.

Research and Development

Dollars in thousands	Year Ended December 31,		Change
	2013	2012	$	%
Research and Development	$5,562	$4,163	$1,399	33.6%
As % of Net Sales	2.5%	2.1%

Dollars in thousands	Year Ended December 31,		Change
	2012	2011	$	%
Research and Development	$4,163	$3,223	$940	29.2%
As % of Net Sales	2.1%	1.8%

The increases in Research and Development in 2013 compared to 2012 and in 2012 compared to 2011 were primarily due to our continued investment in new products. We expect Research and Development expense to increase in 2014 compared to 2013, as we continue to invest in new product development.

Interest Expense

Negative Interest Expense of $0.1 million in 2012 arose from the early repayment in March 2012 of our Increasing-Rate Senior Discount Notes. Early repayment of the notes resulted in a lower average effective interest rate over the term of the notes than would have applied if the notes had been held to maturity. In prior periods, we used the average effective interest rate as if the notes were held to maturity in determining the amount of interest expense incurred.

Other Income (Expense)

Other Income (Expense) primarily relates to the effect of exchange rate fluctuations between the U.S. and Canada. However, 2013 also included the following one-time items:

•	A $0.1 million gain related to an insurance settlement; and

•	A $0.3 million gain related to a refund of state sales tax previously paid by us.

Income Tax Provision (Benefit)

Dollars in thousands	Year Ended December 31,		Change
	2013	2012	$	%
Income Tax Benefit	$(32,085)	$(226)	$(31,859)	n/m

Dollars in thousands	Year Ended December 31,		Change
	2012	2011	$	%
Income Tax Provision (Benefit)	$(226)	$686	$(912)	n/m

n/m - Not meaningful.

Income Tax Benefit for 2013 included a partial release of U.S. domestic valuation allowance. Income Tax Benefit for 2012 was primarily related to the expiration of statutes of limitation applicable to our liabilities for uncertain tax positions in certain jurisdictions. Income tax expense in 2011 was attributable to the taxable income generated in Canada and the result of changes in our uncertain tax positions. Generally, we did not recognize U.S. income tax expense associated with our income from continuing operations for 2013, 2012 or 2011 due to the valuation allowance against the net deferred tax asset.

In the second quarter of 2013, we evaluated the potential realization of our Deferred Income Tax Assets, considering both positive and negative evidence, including cumulative income or loss for the past three years and forecasted taxable income. As a result of this evaluation we concluded that, as of June 30, 2013, a majority of the existing valuation allowance on our domestic Deferred Income Tax Assets was no longer required. As of December 31, 2013, we maintain the same position as the previous quarter that the partial release of valuation allowance is still appropriate. Accordingly, an income tax benefit of $38.9 million was recorded during 2013 related to the reduction of our existing valuation allowance.

Further there was a total of $4.4 million of Deferred Income Tax Asset reversal related to the expiration of capital loss and certain state net operating loss carryforwards during the fourth quarter of 2013. Accordingly a corresponding amount of valuation allowance was reversed in the same quarter.

The amount of valuation allowance offsetting the Company's deferred tax assets was $12.9 million as of December 31, 2013. Of the total remaining valuation allowance, $4.1 million relates to certain domestic loss and other credit carryforwards that we may not be able to utilize primarily due to their shorter remaining carryforward periods. Should it be determined in the future that it is more likely than not that our domestic Deferred Income Tax Assets will be realized, an additional valuation allowance would be released during the period in which such an assessment is made. In addition, $8.8 million of the remaining valuation allowance relates to foreign net operating loss carryfowards. There have been no material changes to our foreign operations since December 31, 2012 and, accordingly, we maintain our existing valuation allowance on foreign Deferred Income Tax Assets in such jurisdictions at December 31, 2013.

See Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we had $41.0 million of Cash and Cash Equivalents, compared to $23.2 million as of December 31, 2012. Cash provided by operating activities was $21.1 million for 2013, compared to cash provided by operating activities of $12.8 million for 2012. We expect our Cash and Cash Equivalents at December 31, 2013, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from December 31, 2013.

The increase in cash flows from operating activities was primarily due to increased Net Income of $48.0 million for 2013, compared to Net Income of $16.9 million for 2012 and changes in our operating assets and liabilities as discussed below. Net income for 2013 included a $38.9 million non-cash credit related to the reduction of the valuation allowance recorded against our Deferred Income Tax Assets.

Trade Receivables increased $3.5 million to $25.3 million as of December 31, 2013, compared to $21.8 million as of December 31, 2012, due to higher revenue within our Retail business. Days sales outstanding ("DSO") at December 31, 2013 were 19.9 days compared to 23.7 days as of December 31, 2012. The decrease in DSO at December 31, 2013 compared to December 31, 2012 was due to improved collections.

Inventories decreased $3.0 million to $15.8 million as of December 31, 2013, compared to $18.8 million as of December 31, 2012, primarily due to improvements in inventory management.

Net Deferred Income Tax Assets increased $32.5 million to $30.2 million as of December 31, 2013, compared to a net liability of $2.3 million as of December 31, 2012, primarily due to the release of $38.9 million of existing valuation allowance during 2013 as discussed in more detail above.

Trade Payables increased $4.4 million to $37.2 million as of December 31, 2013, compared to $32.8 million as of December 31, 2012, primarily due to increased media expense to support the growth in sales.

Accrued Liabilities increased $0.9 million to $9.1 million as of December 31, 2013 compared to $8.2 million as of December 31, 2012, primarily due to an increase in accrued incentive compensation.

Cash used in investing activities for purchases of software and equipment was $3.6 million for 2013 and was primarily related to implementation of new software and hardware information system upgrades and new product tooling equipment. We anticipate spending $2.5 million in all of 2014 for software and equipment.

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

The interest rate applicable to borrowings under the Loan Agreement is based on either, at our discretion, Bank of the West's base rate, a floating rate or LIBOR, plus an applicable margin based on certain financial performance metrics. Our borrowing rate was 1.67% as of December 31, 2013. The Loan Agreement contains customary covenants, including minimum fixed charge coverage ratio and leverage ratio, and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lender has the option of terminating its credit commitment and accelerating all obligations under the Loan Agreement. Borrowings under the Loan Agreement are collateralized by substantially all of our assets, including intellectual property assets.

As of December 31, 2013, we had no outstanding borrowings and $0.5 million in standby letters of credit issued under the Loan Agreement. As of December 31, 2013, we were in compliance with the financial covenants of the Loan Agreement and approximately $15.3 million was available for borrowing.

Commitments and Contingencies
For a description of our commitments and contingencies, refer to Note 15 to our Consolidated Financial Statements in Part II, Item 8 of this report.

Non-Cancelable Contractual Obligations
Our operating cash flows include the effect of certain non-cancelable, contractual obligations. A summary of such obligations as of December 31, 2013, including those related to our discontinued Commercial operation, is as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$13,616	$3,343	$6,453	$3,156	$664
Purchase obligations(1)	8,824	8,824	—	—	—
Minimum royalty obligations	100	100	—	—	—
Total	$22,540	$12,267	$6,453	$3,156	$664

(1)
Our purchase obligations are comprised primarily of inventory purchase commitments. Because substantially all of our inventory is sourced from Asia, we have long lead times and therefore need to secure factory capacity from our vendors in advance.

Due to uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2013, we are unable to make reasonably reliable estimates of the timing of any cash settlements with the respective taxing authorities. Therefore, approximately $3.6 million of unrecognized tax benefits, including interest and penalties on uncertain tax positions, have been excluded from the contractual table above. For further information, refer to Note 11, Income Taxes, to our Consolidated Financial Statements in Part II, Item 8 of this report.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at December 31, 2013.

SEASONALITY

We expect our sales from fitness equipment products to vary seasonally. Sales are typically strongest in the first and fourth quarters, followed by the third quarter, and are generally weakest in the second quarter. We believe that, during the spring and summer months, consumers tend to be involved in outdoor activities, including outdoor exercise, which impacts sales of indoor fitness equipment. This seasonality can have a significant effect on our inventory levels, working capital needs and resource utilization.

INFLATION

We do not believe that inflation had a material effect on our business, financial condition or results of operations in 2013, 2012 or 2011. Inflation pressures do exist in countries where our contract manufacturers are based, however we have largely mitigated these increases through cost improvement measures.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1, Significant Accounting Polices, to our Consolidated Financial Statements in Part II, Item 8 of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our exposure to market risk from changes in interest rates relates primarily to our cash and cash equivalents. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified investments, consisting only of investment-grade securities.

As of December 31, 2013, we held cash and cash equivalents of $41.0 million. Given that cash equivalents mature within three months or less from the date of purchase, a decline in interest rates over time would reduce our interest income, but would not have a material impact on our results of operations, financial position or cash flows. In addition, due to the nature of our cash equivalents, a decline in interest rates would not materially affect the fair value of our cash equivalents.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Nautilus, Inc.
Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Nautilus, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nautilus, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 27, 2014

NAUTILUS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2013	2012
Assets
Cash and cash equivalents	$40,979	$23,207
Trade receivables, net	25,336	21,767
Inventories, net	15,824	18,787
Prepaids and other current assets	6,927	5,750
Income taxes receivable	80	101
Short-term notes receivable	—	82
Deferred income tax assets	4,441	193
Total current assets	93,587	69,887
Property, plant and equipment, net	8,499	6,138
Goodwill	2,740	2,940
Other intangible assets, net	12,615	14,666
Long-term deferred income tax assets	25,725	239
Other assets	401	441
Total assets	$143,567	$94,311
Liabilities and Shareholders' Equity
Trade payables	$37,192	$32,753
Accrued liabilities	9,123	8,171
Warranty obligations, current portion	1,610	2,278
Deferred income tax liabilities	—	1,275
Total current liabilities	47,925	44,477
Warranty obligations, non-current	28	214
Income taxes payable, non-current	2,577	2,812
Deferred income tax liabilities, non-current	—	1,484
Other long-term liabilities	1,472	1,998
Total liabilities	52,002	50,985
Commitments and contingencies (Note 15)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 31,162 and 30,924 shares issued and outstanding	6,769	6,103
Retained earnings	84,552	36,598
Accumulated other comprehensive income	244	625
Total shareholders' equity	91,565	43,326
Total liabilities and shareholders' equity	$143,567	$94,311

See accompanying Notes to Consolidated Financial Statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net sales	$218,803	$193,926	$180,412
Cost of sales	112,326	102,889	101,953
Gross profit	106,477	91,037	78,459
Operating expenses:
Selling and marketing	66,486	58,617	54,494
General and administrative	18,705	17,669	17,143
Research and development	5,562	4,163	3,223
Total operating expenses	90,753	80,449	74,860
Operating income	15,724	10,588	3,599
Other income (expense):
Interest income	14	18	65
Interest expense	(36)	56	(466)
Other	337	(246)	(11)
Total other income (expense)	315	(172)	(412)
Income from continuing operations before income taxes	16,039	10,416	3,187
Income tax provision (benefit)	(32,085)	(226)	686
Income from continuing operations	48,124	10,642	2,501
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(559)	6,007	(1,065)
Income tax provision (benefit) of discontinued operations	(389)	(234)	16
Income (loss) from discontinued operations	(170)	6,241	(1,081)
Net income	$47,954	$16,883	$1,420

Basic income per share from continuing operations	$1.55	$0.34	$0.08
Basic income (loss) per share from discontinued operations	(0.01)	0.21	(0.03)
Basic net income per share	$1.54	$0.55	$0.05

Diluted income per share from continuing operations	$1.53	$0.34	$0.08
Diluted income (loss) per share from discontinued operations	(0.01)	0.21	(0.03)
Diluted net income per share	$1.52	$0.55	$0.05
Shares used in per share calculations:
Basic	31,072	30,851	30,746
Diluted	31,457	30,974	30,776

See accompanying Notes to Consolidated Financial Statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$47,954	$16,883	$1,420
Other comprehensive income:
Foreign currency translation, net of income tax (benefit) expense of $20, $(9) and $8	(381)	(83)	(575)
Comprehensive income	$47,573	$16,800	$845

See accompanying Notes to Consolidated Financial Statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
Balances at January 1, 2011	30,744	$5,051	$18,295	$7,453	$30,799
Net income	—	—	1,420	—	1,420
Foreign currency translation adjustment, net of income tax expense of $8	—	—	—	(575)	(575)
Stock-based compensation expense	—	306	—	—	306
Common stock issued under equity compensation plan	3	3	—	—	3
Balances at December 31, 2011	30,747	5,360	19,715	6,878	31,953
Net income	—	—	16,883	—	16,883
Foreign currency translation adjustment, including income tax benefit of $9	—	—	—	(83)	(83)
Reclassification of foreign currency translation gains to income upon substantial liquidation of subsidiaries	—	—	—	(6,170)	(6,170)
Stock-based compensation expense	—	630	—	—	630
Common stock issued under equity compensation plan	177	113	—	—	113
Balances at December 31, 2012	30,924	6,103	36,598	625	43,326
Net income	—	—	47,954	—	47,954
Foreign currency translation adjustment, net of income tax expense of $20	—	—	—	(381)	(381)
Stock-based compensation expense	—	454	—	—	454
Common stock issued under equity compensation plan	238	357	—	—	357
Tax deficiency related to stock-based awards		(145)	—	—	(145)
Balances at December 31, 2013	31,162	$6,769	$84,552	$244	$91,565

See accompanying Notes to Consolidated Financial Statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Income from continuing operations	$48,124	$10,642	$2,501
Income (loss) from discontinued operations	(170)	6,241	(1,081)
Net income	47,954	16,883	1,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,344	3,269	3,815
Bad debt expense (reduction)	588	(13)	156
Inventory lower-of-cost-or-market adjustments	557	402	210
Stock-based compensation expense	454	630	306
(Gain) loss on asset disposals	2	(30)	78
Reduction of previously estimated asset disposal loss	—	—	(947)
Deferred income taxes, net of valuation allowances	(32,814)	145	431
Excess tax deficiency related to stock-based awards	145	—	—
Reclassification of foreign currency translation gains to income upon substantial liquidation of subsidiaries	—	(6,170)	—
Changes in operating assets and liabilities:
Trade receivables	(4,417)	1,928	(4,580)
Inventories	2,388	(7,573)	(1,287)
Prepaids and other current assets	(1,174)	(1,314)	1,117
Income taxes receivable	(91)	464	(127)
Trade payables	4,487	4,189	4,041
Accrued liabilities, including warranty obligations	(337)	3	(35)
Net cash provided by operating activities	21,086	12,813	4,598

Cash flows from investing activities:
Proceeds from sale of discontinued operations	116	410	1,303
Proceeds from other asset sales	5	6	—
Purchases of software and equipment	(3,590)	(2,442)	(2,506)
Net decrease in restricted cash	—	—	351
Net cash used in investing activities	(3,469)	(2,026)	(852)

Cash flows from financing activities:
Repayment of long-term borrowings	—	(5,000)	—
Financing costs	—	—	(35)
Proceeds from exercise of stock options	357	113	3
Excess tax expense related to stock-based awards	(145)	—	—
Net cash provided by (used in) financing activities	212	(4,887)	(32)

Effect of exchange rate changes on cash and cash equivalents	(57)	(120)	(583)
Increase in cash and cash equivalents	17,772	5,780	3,131
Cash and cash equivalents, beginning of year	23,207	17,427	14,296
Cash and cash equivalents, end of year	$40,979	$23,207	$17,427
Supplemental disclosure of cash flow information:
Cash (paid) refunded for income taxes, net	$(450)	$(277)	$22
Cash paid for interest	$(36)	$(544)	$—
See accompanying Notes to Consolidated Financial Statements.

NAUTILUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
Nautilus was founded in 1986 and incorporated in the State of Washington in 1993. Our headquarters are located in Vancouver, Washington.

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and relate to Nautilus, Inc. and its subsidiaries, all of which are wholly-owned, directly or indirectly. Intercompany transactions and balances have been eliminated in consolidation.

Discontinued Operations
Results from discontinued operations relate to the disposal of our former Commercial business, which began in 2009 and was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. However, we continue to have legal and accounting expenses as we work with authorities on final deregistration of each entity and product liability expenses associated with product previously sold into the Commercial channel.

Results of operations and certain assets associated with the commercial business have been presented in the consolidated financial statements as discontinued operations for all periods presented.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in the financial statements. Our most significant estimates relate to the following:

•	Revenue recognition;

•	Sales discounts and allowances;

•	Goodwill and other long-term asset valuation;

•	Product warranty obligations;

•	Valuation of excess and obsolete inventory;

•	Litigation and loss contingencies;

•	Deferred tax assets and the related valuation allowance; and

•	Unrecognized tax benefits.

Actual results could differ from our estimates.

Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash held in bank accounts in excess of federally-insured limits and trade receivables. Trade receivables are generally unsecured and therefore collection is affected by the economic conditions in each of our principal markets.

We rely on third-party contract manufacturers in Asia for substantially all of our products and for certain product engineering support. Business operations could be disrupted by natural disasters, difficulties in transporting products from non-U.S. suppliers, as well as political, social or economic instability in the countries where contract manufacturers or their vendors or customers conduct business. While any such contract manufacturing arrangement could be replaced over time, the temporary loss of the services of any primary contract manufacturer could delay product shipments and cause a significant disruption in our operations.

We derive a significant portion of our Net Sales from a small number of our Retail customers. A loss of business from one or more of these large customers, if not replaced with new business, would negatively affect our operating results and cash flows. In 2013, 2012 and 2011, one customer accounted for more than 10%, but less than 15%, of our Net Sales.

Cash and Cash Equivalents
All highly liquid investments with maturities of three months or less at purchase are considered to be cash equivalents. As of December 31, 2013 and 2012, cash and cash equivalents consisted entirely of cash.

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

Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation. Improvements or betterments which add new functionality or significantly extend the life of an asset are capitalized. Expenditures for maintenance and repairs are expensed as incurred. The cost of assets retired, or otherwise disposed of, and the related accumulated depreciation, are removed from the accounts at the time of disposal. Gains and losses resulting from asset sales and dispositions are recognized in the period in which assets are disposed. Depreciation is recognized, using the straight-line method, over the lesser of the estimated useful lives of the assets or, in the case of leasehold improvements, the lease term, including renewal periods if we expect to exercise our renewal options. Depreciation on computer equipment, machinery and equipment and furniture and fixtures is determined based on estimated useful lives, which generally range from three-to-five years.

Goodwill
Goodwill consists of the excess of acquisition costs over the fair values of net assets acquired in business combinations. We review goodwill for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount may be impaired. For this purpose, goodwill is evaluated at the reporting unit level. Our goodwill is an asset of our Direct reporting unit. We performed a qualitative assessment of goodwill in the fourth quarters of 2013, 2012 and 2011 and concluded that circumstances did not more likely than not indicate an impairment had occurred. For further information regarding goodwill, see Note 6, Goodwill.

Historically, our policy was to perform the annual impairment test for goodwill at October 31 of each year, or more frequently if impairment indicators arose. During the fourth quarter of 2013, we changed the date of our annual goodwill impairment test to October 1 to better align with our annual and long-term planning and budgeting process. Accordingly, we believe this change in accounting principle is preferable. The change did not delay, accelerate, or avoid an impairment charge. This change in the annual goodwill impairment testing date was applied prospectively beginning on October 1, 2013 as we determined that it was impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight.

Other Intangible Assets
Finite-lived intangible assets, primarily acquired patents and patent rights, are stated at cost, net of accumulated amortization. We recognize amortization expense for our finite-lived intangible assets on a straight-line basis over the estimated useful lives.

Indefinite-lived intangible assets consist of acquired trademarks. Indefinite-lived intangible assets are stated at cost and are not amortized; instead, they are tested for impairment at least annually. We review our acquired trademarks for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the assets may be impaired. The fair value of trademarks is estimated using the relief from royalty approach, a standard form of discounted cash flow analysis used in the valuation of trademarks. If the carrying amount of trademarks exceeds the estimated fair value, we calculate impairment as the excess of carrying amount over the estimate of fair value. We tested our acquired trademarks for impairment in the fourth quarters of 2013, 2012 and 2011 and determined that no impairment was indicated. For further information regarding other intangible assets, see Note 7, Other Intangible Assets.

Impairment of Long-Lived Assets
Long-lived assets, including property, plant and equipment and finite-lived intangible assets, are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. When such an event or condition occurs, we estimates the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to determine whether a potential impairment exists. If the carrying value exceeds estimated future undiscounted cash flows, we record impairment expense to reduce the carrying value of the asset to its estimated fair value. No impairment charges were recorded in 2013, 2012 or 2011.

Revenue Recognition
Direct and Retail product sales and shipping revenues are recorded when products are shipped and title passes to customers. In most instances, Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss to the customer upon our delivery to the carrier. For Direct sales, revenue is generally recognized when products are shipped. Revenue is recognized net of applicable sales incentives, such as promotional discounts, rebates and return allowances. We estimate the revenue impact of incentive programs based on the planned duration of the program and historical experience.

Many Direct business customers finance their purchases through a third-party credit provider, for which we pay a commission or financing fee to the credit provider. Revenue for such transactions is recognized based on the sales price charged to the customer and the related commission or financing fee is included in Selling and Marketing expense.

Sales Discounts and Returns Allowance
Product sales and shipping revenues are reported net of promotional discounts and return allowances. We estimate the revenue impact of retail sales incentive programs based on the planned duration of the program and historical experience. If the amount of sales incentives is reasonably estimable, the impact of such incentives is recorded at the later of the time the customer is notified of the sales incentive or the time of the sale. We estimate our liability for product returns based on historical experience and record the expected obligation as a reduction of revenue. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur. Activity in our sales discounts and returns allowance was as follows (in thousands):

	2013	2012	2011
Balance, January 1	$4,990	$5,113	$4,695
Charges to reserve	13,345	11,730	10,735
Reductions for sales discounts and returns	(14,229)	(11,853)	(10,317)
Balance, December 31	$4,106	$4,990	$5,113

Taxes Collected from Customers and Remitted to Governmental Authorities
Taxes collected from customers and remitted to governmental authorities are recorded on a net basis and excluded from revenue.

Shipping and Handling Fees
Shipping and handling fees billed to customers are recorded gross and included in both revenue and cost of sales.

Cost of Sales
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

Litigation and Loss Contingencies
From time to time, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur. We record expenses for litigation and loss contingencies as a component of General and Administrative expense when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When a loss contingency is not both probable and estimable, we do not establish an accrued liability. However, if the loss (or an additional loss in excess of the accrual)

is at least a reasonable possibility and material, then we disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose that an estimate cannot be made.

Advertising and Promotion
We expense our advertising and promotion costs as incurred. Production costs of television advertising commercials are recorded as prepaid expenses until the initial broadcast, at which time such costs are expensed. Advertising and promotion costs are included in Selling and Marketing expenses. Total advertising and promotion expenses were $35.8 million, $30.9 million and $28.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Prepaid advertising and promotion costs were $2.2 million and $1.3 million as of December 31, 2013 and 2012, respectively.

Research and Development
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

Unrecognized Tax Benefits
We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained based on the technical merits of the position upon examination, including resolutions of any related appeals or litigation.

Foreign Currency Translation
We translate the accounts of our non-U.S. subsidiaries into U.S. dollars as follows: revenues, expenses, gains and losses are translated at weighted-average exchange rates during the year; and assets and liabilities are translated at the exchange rate on the balance sheet date. Translation gains and losses are reported in our Consolidated Balance Sheets as a component of Accumulated Other Comprehensive Income. In the fourth quarter of 2012, we substantially completed the liquidation of our investment in foreign subsidiaries formerly associated with the Commercial business. As a result, an accumulated translation adjustment of $6.2 million was removed from accumulated other comprehensive income and recognized as a gain of the discontinued operations.

Gains and losses arising from foreign currency transactions, including transactions between us and our non-U.S. subsidiaries, are recorded as a component of other income (expense) in our Consolidated Statements of Operations.

Fair Value of Financial Instruments
The carrying values of Cash and Cash Equivalents, Trade Receivables, Prepaid and Other Current Assets, Short-Term Notes Receivable, Trade Payables and Accrued Liabilities approximate fair value due to their short maturities.

We did not have any financial instruments that were recorded at fair value on a recurring basis at December 31, 2013 or 2012.

Stock-Based Compensation
We recognize stock-based compensation expense on a straight-line basis over the applicable vesting period, based on the grant-date fair value of the award. To the extent a stock-based award is subject to performance conditions, the amount of expense recorded in a given period, if any, reflects our assessment of the probability of achieving the performance targets.

Fair value of stock options is estimated using the Black-Scholes-Merton option valuation model; fair value of performance share unit awards is estimated using the binomial valuation model; fair value of restricted stock unit awards is based on the closing market price on the day preceding the grant.

Net Income Per Share
Basic per share amounts were computed using the weighted average number of common shares outstanding. Diluted per share amounts were calculated using the number of basic weighted average shares outstanding increased by dilutive potential common shares related to stock-based awards, as determined by the treasury stock method.

Related Party Transactions
In September 2010, we entered into an agreement to borrow $5.0 million from certain entities under common control of Sherborne Investors GP, LLC and its affiliates (collectively “Sherborne”). At the time, Sherborne was our largest shareholder and was controlled by Edward J. Bramson, our former Chairman and Chief Executive Officer, and Craig L. McKibben, a former member of our Board of Directors. We incurred interest expense of $0.4 million and $0.1 million with respect to such debt in 2011 and 2010, respectively. We repaid all amounts outstanding with respect to such debt in March 2012 and, accordingly, both the outstanding principal balance and amount of accrued interest expense as of December 31, 2013 and 2012 were zero.

New Accounting Pronouncements

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

(2) DISCONTINUED OPERATIONS

On September 25, 2009, in light of continuing operating losses in our Commercial business and in order to focus exclusively on managing our Direct and Retail businesses, we committed to a plan for the complete divestiture of our Commercial business, which qualified for held-for-sale accounting treatment. The Commercial business is presented as Discontinued Operations in our Condensed Consolidated Statements of Operations for all periods.

The disposal of the Commercial business assets was completed in April 2011. We reached substantial completion of asset liquidation at December 2012. However, we continue to have legal and accounting expenses as we work with authorities on final deregistration of certain European entities and product liability expenses associated with product previously sold into the Commercial channel. There was no revenue related to the Commercial business for the years ended December 31, 2013 or 2012.
Following is a summary of certain financial information regarding the Commercial business (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue	$—	$—	$86
Loss from discontinued operations	$(559)	$(163)	$(2,291)
Gain on disposal activities	—	—	280
	(559)	(163)	(2,011)
Reclassification of foreign currency translation gains to income upon substantial liquidation of subsidiaries	—	6,170	—
Reduction of previously-estimated disposal loss	—	—	946
Income tax benefit (expense)	389	234	(16)
Total income (loss) from discontinued operations	$(170)	$6,241	$(1,081)

The following table summarizes liabilities for exit costs related to discontinued operations, included in Accrued Liabilities and Other Long-Term Liabilities in our Condensed Consolidated Balance Sheets (in thousands):

	Facilities Leases	Severance and Benefits
Balance as of January 1, 2011	$2,160	$476
Adjustments	217	175
Payments	(448)	(476)
Balance as of December 31, 2011	1,929	175
Adjustments	(390)	—
Payments	(421)	(175)
Balance as of December 31, 2012	1,118	—
Payments	(287)	—
Balance as of December 31, 2013	$831	$—

We expect the lease obligations to be paid out through 2016.

(3) TRADE RECEIVABLES

Changes in our allowance for doubtful trade receivables were as follows (in thousands):

	2013	2012	2011
Balance, January 1	$93	$300	$301
Charges to (reversals of) bad debt expense	588	(13)	156
Writeoffs, net of recoveries	(628)	(194)	(157)
Balance, December 31	$53	$93	$300

(4) INVENTORIES

Inventories, net, consisted of the following (in thousands):

	December 31,
	2013	2012
Finished goods	$14,259	$17,148
Parts and components	1,565	1,639
	$15,824	$18,787

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)	December 31,
		2013	2012
Leasehold improvements	5 to 20	$2,869	$2,863
Computer equipment	3 to 5	35,554	36,107
Machinery and equipment	3 to 5	5,648	5,359
Furniture and fixtures	5	688	870
Work in progress [1]	N/A	4,281	2,080
Total cost		49,040	47,279
Accumulated depreciation		(40,541)	(41,141)
		$8,499	$6,138

1 Work in progress includes internal use software development and production tooling construction in progress.

Depreciation expense was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Depreciation expense	$1,254	$1,199	$1,644

(6) GOODWILL

All goodwill is assigned to our Direct reporting unit. The rollforward of Goodwill was as follows (in thousands):

Balance, December 31, 2010	$2,931
Currency exchange rate adjustment	(58)
Balance, December 31, 2011	2,873
Currency exchange rate adjustment	67
Balance, December 31, 2012	2,940
Currency exchange rate adjustment	(200)
Balance, December 31, 2013	$2,740

(7) OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			December 31,
				2013	2012
Indefinite life trademarks	N/A			$9,052	$9,052
Patents	8	to	16	18,154	18,154
				27,206	27,206
Accumulated amortization - patents				(14,591)	(12,540)
				$12,615	$14,666

Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Amortization expense	$2,050	$2,050	$2,058

Future amortization of patents is as follows (in thousands):

2014	$2,040
2015	828
2016	430
2017	143
2018	65
Thereafter	57
$3,563

(8) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Payroll and related liabilities	$4,244	$3,327
Other	4,879	4,844
	$9,123	$8,171

(9) PRODUCT WARRANTIES

Changes in our product warranty obligations were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance, January 1	$2,492	$2,017	$3,935
Accruals	1,097	2,615	1,789
Adjustments	(186)	(170)	(660)
Payments	(1,765)	(1,970)	(3,047)
Balance, December 31	$1,638	$2,492	$2,017

Product warranty payments in 2011 primarily related to retained obligations of our former Commercial business. Product warranty liability adjustments in 2011 primarily related to the assignment of certain outstanding Commercial warranty obligations to the buyer of certain components of the Commercial business.

(10) BORROWINGS

Line of Credit
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

The interest rate applicable to borrowings under the Loan Agreement is based on either, at our discretion, Bank of the West's base rate, a floating rate or LIBOR, plus an applicable margin based on certain financial performance metrics. Our borrowing rate was 1.67% as of December 31, 2013. The Loan Agreement contains customary covenants, including minimum fixed charge coverage ratio and leverage ratio, and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lender has the option of terminating its credit commitment and accelerating all obligations under the Loan Agreement. Borrowings under the Loan Agreement are collateralized by substantially all of our assets, including intellectual property assets.

As of December 31, 2013, we had no outstanding borrowings and $0.5 million in standby letters of credit issued under the Loan Agreement. As of December 31, 2013, we were in compliance with the financial covenants of the Loan Agreement and approximately $15.3 million was available for borrowing.

Sherborne Note Payable
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

Pursuant to the Purchase Agreement, we issued to the Sherborne Purchasers $6.1 million in aggregate principal amount at maturity of Increasing Rate Senior Discount Notes (the “Notes”). The Notes had an original principal amount totaling $5.0 million and an original maturity date of December 31, 2012. On March 12, 2012, the maturity date of the Notes was automatically extended under certain terms of the Purchase Agreement to May 2, 2013.

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

(11) INCOME TAXES

Income Tax Provision
Income from continuing operations before income taxes was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$15,386	$10,025	$2,876
Non-U.S.	653	391	311
	$16,039	$10,416	$3,187

Income tax (benefit) expense from continuing operations was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
U.S. federal	$541	$(579)	$172
U.S. state	56	53	26
Non-U.S.	(12)	155	77
Total current	585	(371)	275
Deferred:
U.S. federal	(29,552)	177	314
U.S. state	(3,370)	17	27
Non-U.S.	252	(49)	70
Total deferred	(32,670)	145	411
	$(32,085)	$(226)	$686

Following is a reconciliation of the U.S. statutory federal income tax rate with our effective income tax rate for continuing operations:

	Year Ended December 31,
	2013	2012	2011
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State tax, net of U.S. federal tax benefit	2.9	1.1	5.2
Non-U.S. income taxes	1.2	—	2.1
Nondeductible operating expenses	(0.4)	0.4	(1.8)
Research and development credit	(0.7)	—	(2.6)
Change in deferred tax measurement rate	0.2	0.1	(0.3)
Change in uncertain tax positions	2.2	(6.5)	13.0
Expiration of capital loss carryforward	26.9	—	—
Change in valuation allowance	(267.6)	(32.3)	(29.0)
Other	0.2	—	(0.1)
Effective income tax rate	(200.1)%	(2.2)%	21.5%

Deferred Income Taxes
Individually significant components of Deferred Income Tax Assets (Liabilities) were as follows (in thousands):

	December 31,
	2013	2012
Deferred Income Tax Assets:
Accrued liabilities	$3,230	$3,312
Allowance for doubtful accounts	20	21
Inventory valuation	312	382
Capitalized indirect inventory costs	159	207
Stock-based compensation expense	376	612
Net operating loss carryforward	35,635	40,540
Capital loss carryforward	—	4,319
Basis difference on long-lived assets	4,412	5,783
Credit carryforward	3,422	3,088
Other	332	473
Gross Deferred Income Tax Assets	47,898	58,737
Valuation allowance	(12,944)	(57,230)
Deferred Income Tax Assets, net of valuation allowance	34,954	1,507
Deferred Income Tax Liabilities:
Prepaid advertising	(793)	(381)
Other prepaids	(592)	(320)
Basis difference on long-lived assets	(2,938)	(2,678)
Undistributed earnings of foreign subsidiaries	(177)	(136)
Other	(288)	(319)
Deferred Income Tax Liabilities	(4,788)	(3,834)
Net Deferred Income Tax Asset (Liability)	$30,166	$(2,327)

Our Net Deferred Income Tax Asset (Liability) was recorded on our Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2013	2012
Current Deferred Income Tax Assets	$4,441	$193
Current Deferred Income Tax Liabilities	—	(1,275)
Long-Term Deferred Income Tax Assets	25,725	239
Non-Current Deferred Income Tax Liabilities	—	(1,484)
Net Deferred Income Tax Asset (Liability)	$30,166	$(2,327)

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2013, and December 31, 2012, that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $0.3 million if and when such deferred tax assets are ultimately realized. We use tax law ordering when determining when excess tax benefits have been realized.

In the second quarter of 2013, we evaluated the potential realization of our Deferred Income Tax Assets, considering both positive and negative evidence, including cumulative income or loss for the past three years and forecasted taxable income. As a result of this evaluation we concluded that, as of June 30, 2013, a majority of the existing valuation allowance on our domestic Deferred Income Tax Assets was no longer required. As of December 31, 2013, we maintain the same position as the previous quarter that the partial release of valuation allowance is still appropriate. Accordingly, an income tax benefit of $38.9 million was recorded during 2013 related to the reduction of our existing valuation allowance.

Further there was a total of $4.4 million of Deferred Income Tax Asset reversal related to the expiration of capital loss and certain state net operating loss carryforwards during the fourth quarter of 2013. Accordingly a corresponding amount of valuation allowance was reversed in the same quarter.

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

Each quarter, we assess the total weight of positive and negative evidence and re-evaluate whether any adjustments or release of all or any portion of valuation allowance is appropriate. In our assessment during the second quarter of 2013, we heavily weighted the positive evidence of 1) cumulative profits realized in recent years combined with the upward financial trends of current periods; and 2) future realization of the existing U.S. deferred tax assets. Given our recent improved financial performance along with the sustained cumulative accounting profit, we projected a positive forecasted taxable income in the U.S. during the second quarter of 2013. Accordingly, based on our review of the objective evidence and our detailed analysis during the second quarter of 2013, we determined that a portion of our U.S. domestic valuation allowance was no longer required.

Of the remaining valuation allowance, $4.1 million relates to certain domestic loss and other credit carryforwards that we may not be able to utilize primarily due to their shorter remaining carryforward periods and $8.8 million relates to foreign net operating loss carryfowards. Should it be determined in the future that it is more likely than not that our domestic Deferred Income Tax Assets will be realized, an additional valuation allowance would be released during the period in which such an assessment is made. There have been no material changes to our foreign operations since December 31, 2012 and, accordingly, we maintain our existing valuation allowance on foreign Deferred Income Tax Assets in such jurisdictions at December 31, 2013.

Income Tax Carryforwards
As of December 31, 2013, we had the following income tax carryforwards (in millions):

	Amount	Expires in
Net operating loss carryforwards:
U.S. Federal	$64.4	2029 - 2031
U.S. State	98.3	2014 - 2031
Germany	11.2	Indefinite
Switzerland	20.4	2014 - 2020
China	3.8	2014 - 2016
Italy	2.6	2014 - 2017
Income tax credit carryforwards:
U.S. Federal	2.9	2018 - 2033
U.S. State	0.4	2019 - 2022

The timing and manner in which we are permitted to utilize our net operating loss carryforwards may be limited by Internal Revenue Code Section 382, Limitation on Net Operating Loss Carry-forwards and Certain Built-in-Losses Following Ownership Change.

Unrecognized Tax Benefits
Following is a reconciliation of gross unrecognized tax benefits from uncertain tax positions, excluding the impact of penalties and interest (in thousands):

	Year Ended December 31,
	2013	2012	2011
Unrecognized tax benefits, beginning of year	$2,530	$4,376	$3,342
Additions for tax positions taken in prior years	166	—	1,017
Reductions for tax positions taken in prior years	(472)	(972)	—
Additions for tax positions related to the current year	54	—	73
Lapses of statutes of limitations	(314)	(874)	(56)
Unrecognized tax benefits, end of year	$1,964	$2,530	$4,376
Of the $2.0 million of gross unrecognized tax benefits from uncertain tax positions outstanding as of December 31, 2013, $1.6 million would affect our effective tax rate if recognized.
We recognize tax-related interest and penalties as a component of income tax expense. We had $1.6 million cumulative liability for interest and penalties related to uncertain tax positions for both years 2013 and 2012.
Our U.S. federal income tax returns for 2009 through 2013 are open to review by the U.S. Internal Revenue Service. Our state income tax returns for 2006 through 2013 are open to review, depending on the respective statute of limitation in each state. In addition, we file income tax returns in several non-U.S. jurisdictions with varying statutes of limitation.

As of December 31, 2013, we believe it is reasonably likely that, within the next 12 months, $0.1 million of previously unrecognized tax benefits related to certain U.S. and non-U.S. filing positions will be recognized as statutes of limitation expire.

(12) STOCK-BASED PLANS AND STOCK-BASED COMPENSATION

2005 Long-Term Incentive Plan
Our 2005 Long-Term Incentive Plan (the “2005 Plan”), which is administered by the Compensation Committee of the Board of Directors, authorizes us to grant various types of stock-based awards including: stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") and performance stock units ("PSUs"). Stock options granted under the 2005 Plan shall not have an exercise price less than the fair market value of our common stock on the date of the grant. The exercise price of a stock option or stock appreciation right may not be reduced without shareholder approval. Stock options generally vest over periods of three or four years of continuous service, commencing on the date of grant. Stock options granted under the 2005 Plan have a seven-year contractual term. Stock options granted under the preceding plan expire after ten years.

Upon adoption, there were approximately 4.0 million shares available for issuance under the 2005 Plan. The number of shares available for issuance is increased by any shares of common stock which were previously reserved for issuance under our preceding stock option plan, and were not subject to grant on June 6, 2005, or as to which the stock-based compensation award is forfeited on or after June 6, 2005. The number of shares available for issuance is reduced by (i) two shares for each share delivered in settlement of any stock appreciation rights, for each share of restricted stock, and for each stock unit or performance unit award, and (ii) one share for each share delivered in settlement of a stock option award. In no event shall more than 1.0 million aggregate shares of common stock subject to stock options, stock appreciation rights, restricted stock or performance stock unit awards be granted to any one participant in any one year under the 2005 Plan. At December 31, 2013, we had 3.8 million shares available for future grant under our 2005 Plan and we had 5.1 million shares of our common stock reserved for future issuance pursuant to the 2005 Plan and our previous plan.

Stock Option Activity
Stock option activity was as follows (shares in thousands):

	Options Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2012	1,184	$6.92
Granted	79	6.46
Forfeited, canceled or expired	(160)	10.70
Exercised	(110)	3.12
Outstanding at December 31, 2013	993	6.73

Certain information regarding options outstanding at December 31, 2013 was as follows:

	Options Outstanding	Options Exercisable	Options Vested and Expected to Vest
Number (in thousands)	993	698	991
Weighted-average exercise price	$6.73	$8.03	$6.73
Aggregate intrinsic value (in millions)	$3.8	$2.4	$3.8
Weighted average remaining contractual term (in years)	3.5	2.4	3.5

RSU Activity
Following is a summary of RSU activity (shares in thousands):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2012	179	$2.60
Granted	34	6.62
Forfeited, canceled or expired	(2)	—
Vested	(72)	2.60
Outstanding at December 31, 2013	139	3.58

PSU Activity
In April 2010, we granted PSU awards covering a total of 146,000 shares of our common stock to key members of our executive team. The PSUs were subject to both time-based vesting (one-third annually over three years) and achievement of a stock price target of two times the grant date price. If, over the three-year period, the stock price did not close at or above two times the grant date price over any 20 of 30 consecutive days, the entire award would have been forfeited. Compensation expense for PSUs is recognized over the estimated requisite service period based on the number of PSUs ultimately expected to vest. These awards vested in full over the three-year vesting period.

In February and August 2012, we granted PSU awards to certain executive officers covering a total of 82,000 shares of our common stock. The PSUs vest based on achievement of certain operating income and return on asset goals established for a three-year performance period. The number of PSUs that ultimately vest following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of PSUs that vest can range from 60% of the PSUs if minimum thresholds are achieved to a maximum of 150%.

In May 2013, we granted PSU awards to certain of our executive officers covering a total of 24,500 shares of our common stock. The PSUs vest based on achievement of certain operating income and return on asset goals established for a three-year performance period. The number of shares vesting under the PSU awards following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%.

Following is a summary of PSU activity (shares in thousands):

	PSUs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2012	132	$2.59
Granted	25	6.62
Forfeited, canceled or expired	(17)	3.56
Vested	(56)	2.32
Outstanding at December 31, 2013	84	3.76

Stock-Based Compensation
We receive income tax deductions as a result of the exercise of certain stock options and vesting of RSUs and PSUs. Stock-based compensation expense, primarily included in general and administrative expense, was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Stock options	$337	$355	$26
Restricted stock units	54	188	150
Performance stock units	63	87	130
	$454	$630	$306

Certain other information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Weighted average grant-date per share fair value of stock options granted	$4.37	$1.89	$1.86
Total intrinsic value of stock options exercised	451	33	2
Fair value of RSUs vested	545	405	—
Fair value of PSUs vested	386	—	—

As of December 31, 2013, unrecognized compensation expense for outstanding, but unvested stock-based awards was $0.5 million, which is expected to be recognized over a weighted average period of 1.5 years.

Assumptions used in calculating the fair value of stock-option grants were as follows:

	Year Ended December 31,
	2013	2012	2011
Dividend yield	—%	—%	—%
Risk-free interest rate	0.9%	0.9%	1.5%
Expected life (years)	4.75	4.75	4.75
Expected volatility	89%	92%	92%

Expected dividend yield is based on our current expectation that no dividend payments will be made in future periods.

Risk-free interest rate is the U.S. Treasury zero-coupon rate, as of the grant date, for issues having a term approximately equal to the expected life of the stock option.

Expected life is the period of time over which stock options are expected to remain outstanding. We calculate expected term based on the average of the sum of the vesting periods and the full contractual term.

Expected volatility is the percentage amount by which the price of our common stock is expected to fluctuate annually during the estimated expected life for stock options. Expected price volatility is calculated using historical daily closing prices over a period matching the weighted-average expected life, as management believes such changes are the best indicator of future volatility.

We estimate future forfeitures, at the time of grant and in subsequent periods, based on historical turnover rates, previous forfeiture experience and changes in the business or key personnel that would suggest future forfeitures may differ from historical data. We recognize compensation expense for only those stock options and other stock-based awards that are expected to vest. We reevaluate estimated forfeitures each quarter and, if applicable, recognize a cumulative effect adjustment in the period of the change if the revised estimate of the impact of forfeitures differs significantly from the previous estimate.

(13) INCOME PER SHARE

The weighted average numbers of shares outstanding used to compute income per share amounts were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Shares used for basic per share calculations	31,072	30,851	30,746
Dilutive effect of outstanding options, PSUs and RSUs	385	123	30
Shares used for diluted per share calculations	31,457	30,974	30,776

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of Diluted Income Per Share, primarily because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future (in thousands):

	As of December 31,
	2013	2012	2011
Stock options	304	1,072	1,114
PSUs	12	26	89
RSUs	—	—	217

(14) SEGMENT AND GEOGRAPHIC INFORMATION

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

Following is summary information by reportable segment (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net Sales:
Direct	$136,663	$124,978	$107,061
Retail	76,775	63,891	68,591
Unallocated royalty income	5,365	5,057	4,760
Consolidated Net Sales	$218,803	$193,926	$180,412
Contribution:
Direct	$14,126	$12,479	$2,954
Retail	11,431	7,855	9,489
Unallocated royalty income	5,365	5,057	4,760
Consolidated contribution	$30,922	$25,391	$17,203

Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$30,922	$25,391	$17,203
Amounts not directly related to segments:
Operating expenses	(15,198)	(14,801)	(13,604)
Other income (expense), net	315	(174)	(412)
Income tax benefit (expense)	32,085	226	(686)
Income from continuing operations	$48,124	$10,642	$2,501

Depreciation and amortization expense:
Direct	$1,956	$2,366	$2,742
Retail	642	825	844
Unallocated corporate	746	78	229
Total depreciation and amortization expense	$3,344	$3,269	$3,815

	December 31,
Assets:	2013	2012
Direct	$21,249	$22,349
Retail	32,023	27,843
Unallocated corporate	90,295	44,119
Total assets	$143,567	$94,311

Net sales by geographic area were as follows:

	Year Ended December 31,
	2013	2012	2011
U.S.	$181,381	$167,504	$163,828
Canada	34,166	24,977	15,834
All other	3,256	1,445	750
	$218,803	$193,926	$180,412

There are no material long-lived assets held outside of the U.S.

(15) COMMITMENTS AND CONTINGENCIES

Operating Leases
We lease property and equipment under non-cancelable operating leases which, in the aggregate, extend through 2019. Many of these leases contain renewal options and provide for rent escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Rent expense under all operating leases was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Rent expense	$3,473	$3,218	$3,252

As of December 31, 2013, future minimum lease payments under non-cancelable operating leases, reduced for sublease income, were as follows (in thousands):

2014	$3,343
2015	3,257
2016	3,196
2017	2,160
2018	996
Thereafter	664
$13,616

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of December 31, 2013, we had approximately $0.5 million in standby letters of credit with certain vendors with expiration dates through 2014.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of December 31, 2013, we had approximately $8.8 million in non-cancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of December 31, 2013.

Legal Matters
From time to time, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

Litigation and jury verdicts are, to some degree, inherently unpredictable, and although we have determined that a loss is not probable in connection with any current legal proceeding, it is reasonably possible that a loss may be incurred in connection with proceedings to which we are a party. Assessment of whether incurrence of a loss is probable, or a reasonable possibility, in connection with a particular proceeding, and estimation of the loss, or a range of loss, involves complex judgments and numerous uncertainties. Management is unable to estimate a range of reasonably possible losses related to litigation in its early stages, especially when the damages sought are indeterminate, or the legal and factual basis for the relevant claims have not been developed with specificity, as such zero liability is recorded as of December 31, 2013.

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

(16) SUPPLEMENTARY INFORMATION - QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table summarizes our unaudited quarterly financial data for 2013 and 2012 (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
2013
Net sales	$59,214	$36,242	$46,256	$77,091	$218,803
Gross profit	30,694	17,329	21,777	36,677	106,477
Operating income (loss)	5,994	(1,724)	1,336	10,118	15,724
Income from continuing operations	5,524	32,668	1,500	8,432	48,124
Income (loss) from discontinued operations	(365)	195	(116)	116	(170)
Net income(1)	5,159	32,863	1,384	8,548	47,954
Net income per share:
Basic	$0.17	$1.06	$0.04	$0.27	$1.54
Diluted	0.17	1.05	0.04	0.27	1.52

2012
Net sales	$51,262	$39,583	$38,052	$65,029	$193,926
Gross profit	23,905	17,168	18,541	31,423	91,037
Operating income (loss)	2,829	(599)	698	7,660	10,588
Income (loss) from continuing operations	2,647	(486)	1,216	7,265	10,642
Income (loss) from discontinued operations	(125)	322	(265)	6,309	6,241
Net income (loss)(2)	2,522	(164)	951	13,574	16,883
Net income (loss) per share:
Basic	$0.08	$(0.01)	$0.03	$0.44	$0.55
Diluted	0.08	(0.01)	0.03	0.44	0.55

(1) Net income in the quarter ended June 30, 2013 included a $35.8 million credit related to the reversal of our deferred tax asset valuation allowance.

(2) Net income in the quarter ended December 31, 2012 included $6.2 million currency translation adjustment gain related to the liquidation of European subsidiaries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As of December 31, 2013, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded as of December 31, 2013 that our disclosure controls and procedures were effective.

Management's Report On Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Assessment
Our management, including our Chief Executive Officer and Acting Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013, which is included herein.

Changes In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three and twelve months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Nautilus, Inc.
Vancouver, Washington

We have audited the internal control over financial reporting of Nautilus, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report On Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company, and our report dated February 27, 2014, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 27, 2014

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the captions Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officers, Information Concerning the Board of Directors and Code of Ethics in our Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2014 (“Proxy Statement”). If the Proxy Statement is not filed with the SEC by April 30, 2014, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2014.

Item 11. Executive Compensation

The information required by this item will be set forth under the captions Executive Compensation and Director Compensation in our Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2014 (“Proxy Statement”). If the Proxy Statement is not filed with the SEC by April 30, 2014, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of December 31, 2013 (shares in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	993	$6.73	3,837
Equity compensation plans not approved by security holders	—	—	—
Total	993	6.73	3,837

For further information regarding our equity compensation plans, refer to Note 12, Stockholders' Equity, to our consolidated financial statements in Part II, Item 8 of this report.

Beneficial Ownership
The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2014 (“Proxy Statement”). If the Proxy Statement is not filed with the SEC by April 30, 2014, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Information Concerning the Board of Directors in our Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2014 (“Proxy Statement”). If the Proxy Statement is not filed with the SEC by April 30, 2014, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2014.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Ratification of Appointment of Registered Independent Public Accounting Firm for 2014 in our Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2014 (“Proxy Statement”). If the Proxy Statement is not filed with the SEC by April 30, 2014, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Schedules
The Consolidated Financial Statements, together with the report thereon of Deloitte & Touche LLP, are included on the pages indicated below:

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits
The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation - Incorporated by reference to Exhibit A to Schedule 14A, as filed with the Commission on April 22, 2008.

3.5	Amended and Restated Bylaws - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on April 5, 2005.

3.6	Amendment to Amended and Restated Bylaws of the Company - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on January 31, 2007.

10.1*	Company Stock Option Plan, as amended - Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, as filed with the Commission on March 3, 1999.

10.2*
Amendment to Company Stock Option Plan - Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the three months ended June 30, 2000, as filed with the Commission on August 10, 2000.

10.3*	Company 2005 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the Commission on June 10, 2005.

10.4*
First Amendment to Company 2005 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the three months ended September 30, 2006, as filed with the Commission on November 9, 2006.

10.5*
Form of Employee Incentive Stock Option Agreement under the Company Stock Option Plan - Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 16, 2005.

10.6*
Form of Nonstatutory Stock Option Agreement under the Company Stock Option Plan - Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 16, 2005.

10.7*	Form of Nonstatutory Stock Option Agreement - Incorporated by reference to Exhibit 10 of our Current Report on Form 8-K, as filed with the Commission on July 29, 2005.

10.8*	Form of Non-Employee Director Nonstatutory Stock Option Agreement - Incorporated by reference to Exhibit 10 of our Current Report on Form 8-K, as filed with the Commission on August 19, 2005.

10.9*
Form of Performance Unit Agreement - Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the three months ended June 30, 2006, as filed with the Commission on August 9, 2006.

Exhibit No.	Description

10.10*
Summary of Performance Unit Award - Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the three months ended September 30, 2006, as filed with the Commission on November 9, 2006.

10.11
Trademark License Agreement, dated September 20, 2001, by and between Pacific Direct, LLC and Nautilus, Inc. - Incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the three months ended September 30, 2001, as filed with the Commission on November 14, 2001.

10.12
License Agreement, dated April 26, 1999, as amended, between Nautillus, Inc. and Gary D. Piaget - Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 15, 2004.

10.13
Supply Agreement dated as of May 2, 2008 by and among Nautilus, Inc., Land America Health and Fitness Co., Ltd. and Treuriver Investments Co. Limited - Incorporated by reference to Exhibit 10.4 of our Form 10-Q for the three months ended March 31, 2008 as filed with the Commission on May 12, 2008. [Confidential treatment has been granted with respect to a portion of this Exhibit]

10.14
Settlement Agreement dated as of May 5, 2008 by and among Nautilus, Inc. Land America Health and Fitness Co., Ltd., Treuriver Investments Co. Limited, Michael C. Bruno and Yang Lin Qing - Incorporated by reference to Exhibit 10.5 of our Form 10-Q for the three months ended March 31, 2008 as filed with the Commission on May 12, 2008.

10.15
Schwinn Asset Purchase Agreement dated as of December 5, 2009 between Nautilus, Inc. and Fit Dragon International, Inc. - Incorporated by reference to Exhibit 10.23 of our Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.16
License Agreement dated as of December 29, 2009 between Nautilus, Inc. and Fit Dragon International, Inc. - Incorporated by reference to Exhibit 10.24 of our Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.17
Stairmaster Asset Purchase Agreement dated as of December 5, 2009 between Nautilus, Inc. and Fit Dragon International, Inc. - Incorporated by reference to Exhibit 10.25 of our Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.18
Technology Transfer and License Agreement dated as of December 29, 2009 between Nautilus, Inc. and Fit Dragon International, Inc. - Incorporated by reference to Exhibit 10.26 of our Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.19
Asset Purchase Agreement dated as of February 18, 2010 between Nautilus, Inc. and Med-Fit Systems, Inc. - Incorporated by reference to Exhibit 10.27 of our Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.20
Commercial License Agreement dated as of February 18, 2010 between Nautilus, Inc. and Med-Fit Systems, Inc. - Incorporated by reference to Exhibit 10.28 of our Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.21
Lease Agreement dated as of February 19, 2010 between Nautilus, Inc. and Med-Fit Systems, Inc. - Incorporated by reference to Exhibit 10.29 of our Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.22
Amended and Restated Credit Agreement dated March 30, 2012 between Nautilus, Inc. and Bank of the West - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated March 30, 2012 as filed with the Commission on April 5, 2012.

10.23
Security Agreement dated as of March 8, 2010 between Nautilus, Inc. and Bank of the West - Incorporated by reference to Exhibit 10.31 of our Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.24
Private Label Consumer Credit Card Program Agreement, dated June 15, 2010, by and between Nautilus, Inc. and GE Money Bank - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the three months ended June 30, 2010 as filed with the Commission on August 16, 2010. [Confidential treatment has been granted with respect to a portion of this Exhibit]

10.25
HELPcard Merchant Agreement, dated June 14, 2010, effective as of June 11, 2010, by and between Nautilus, Inc. and Dent-A-Med, Inc. - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the three months ended June 30, 2010 as filed with the Commission on August 16, 2010. [Confidential treatment has been granted with respect to a portion of this Exhibit]

Exhibit No.	Description

10.26
Addendum dated August 20, 2010 to Supply Agreement dated May 2, 2008 between Nautilus, Inc., Treuriver Investments LIMITED, and Land America Health and Fitness Co. Ltd. - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the three months ended September 30, 2010 as filed with the Commission on November 9, 2010.

10.27
First Amendment dated November 6, 2010 to Private Label Consumer Credit Card Program Agreement, dated June 15, 2010, by and between the Company and GE Money Bank - Incorporated by reference to Exhibit 10.27 of our Form 10-K for the fiscal year ended December 31, 2012 as filed with the Commission on March 7, 2013.

10.28
Merchant Agreement dated December 15, 2010, between the Company and Hy Cite Corporation - Incorporated by reference to Exhibit 10.28 of our Form 10-K for the fiscal year ended December 31, 2012 as filed with the Commission on March 7, 2013. [Confidential treatment has been granted with respect to a portion of this Exhibit]

10.29*
Executive Employment Agreement, dated September 21, 2007, between the Company and Wayne M. Bolio - Incorporated by reference to Exhibit 10.29 of our Form 10-K for the fiscal year ended December 31, 2012 as filed with the Commission on March 7, 2013.

10.30*
Offer Letter, dated April 9, 2009, between the Company and Ryan A. Neal - Incorporated by reference to Exhibit 10.30 of our Form 10-K for the fiscal year ended December 31, 2012 as filed with the Commission on March 7, 2013.

10.31
Office Lease Agreement dated as of July 25, 2011, by and between Nautilus, Inc. and Columbia Tech Center, L.L.C. - Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K as filed with the Commission on July 29, 2011.

10.32*
Executive Employment Agreement dated as of May 30, 2011, between Nautilus, Inc. and Bruce M. Cazenave - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the three months ended June 30, 2011 as filed with the Commission on August 11, 2011.

10.33*	Form of Restricted Stock Unit Agreement - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the three months ended June 30, 2011 as filed with the Commission on August 11, 2011.

10.34*	Form of Restricted Stock Unit Agreement - Incorporated by reference to Exhibit 10.3 of our Form 10-Q for the three months ended June 30, 2011 as filed with the Commission on August 11, 2011.

10.35*
Form of Non-Employee Director Nonstatutory Stock Option Agreement - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the three months ended March 31, 2012 as filed with the Commission on May 9, 2012.

10.36
Program Agreement between Nautilus, Inc. and Genesis Bankcard Services, Inc. - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the three months ended June 30, 2013 as filed with the Commission on August 8, 2013. [Confidential Treatment has been granted with respect to portions of this exhibit]

10.37*
Form of Non-Employee Director Restricted Stock Unit Award Agreement - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the three months ended June 30, 2013 as filed with the Commission on August 8, 2013

18	Letter of Preferability regarding change in accounting principles.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from Nautilus, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Indicates management contract, compensatory agreement or arrangement, in which our directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUTILUS, INC.

Date: February 27, 2014	By:	/s/ Bruce M. Cazenave
Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Bruce M. Cazenave and Wayne M. Bolio, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2014.

Signature	Title
/s/ Bruce M. Cazenave	Chief Executive Officer (Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer)
Bruce M. Cazenave

*	Chairman
M. Carl Johnson, III

*	Director
Ronald P. Badie

*	Director
Richard A. Horn

*	Director
Anne G. Saunders

*	Director
Marvin G. Siegert

*By:	/s/ Wayne M. Bolio	February 27, 2014
Wayne M. Bolio
Attorney-In-Fact