Form 10-Q
period 2014-03-31
NAUTILUS, INC.
filed 2014-05-08
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
The number of shares outstanding of the registrant's common stock as of April 30, 2014 was 31,188,133 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements
NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$42,035	$40,979
Marketable securities, current	12,512	—
Trade receivables, net of allowances of $38 and $53	13,394	25,336
Inventories	13,462	15,824
Prepaids and other current assets	4,389	6,927
Income taxes receivable	31	80
Deferred income tax assets	5,237	4,441
Total current assets	91,060	93,587

Marketable securities, long-term	1,006	—
Property, plant and equipment, net	8,670	8,499
Goodwill	2,649	2,740
Other intangible assets, net	12,105	12,615
Long-term deferred income tax assets	22,333	25,725
Other assets	307	401
Total assets	$138,130	$143,567

Liabilities and Shareholders' Equity
Trade payables	$27,320	$37,192
Accrued liabilities	7,836	9,123
Warranty obligations, current portion	1,983	1,610
Total current liabilities	37,139	47,925
Warranty obligations, non-current	—	28
Income taxes payable, non-current	2,664	2,577
Other long-term liabilities	1,359	1,472
Total liabilities	41,162	52,002
Commitments and contingencies (Note 12)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 31,188 and 31,162 shares issued and outstanding	6,975	6,769
Retained earnings	89,926	84,552
Accumulated other comprehensive income	67	244
Total shareholders' equity	96,968	91,565
Total liabilities and shareholders' equity	$138,130	$143,567

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three months ended March 31,
	2014	2013
Net sales	$71,903	$59,214
Cost of sales	33,422	28,520
Gross profit	38,481	30,694
Operating expenses:
Selling and marketing	21,774	18,626
General and administrative	5,803	4,947
Research and development	1,903	1,127
Total operating expenses	29,480	24,700
Operating income	9,001	5,994
Other income (expense):
Interest income	8	1
Interest expense	(7)	(9)
Other	(61)	(109)
Total other income (expense)	(60)	(117)
Income from continuing operations before income taxes	8,941	5,877
Income tax provision	3,193	353
Income from continuing operations	5,748	5,524
Discontinued operations:
Loss from discontinued operations before income taxes	(512)	(374)
Income tax benefit from discontinued operations	(138)	(9)
Loss from discontinued operations	(374)	(365)
Net income	$5,374	$5,159

Basic income per share from continuing operations	$0.18	$0.18
Basic loss per share from discontinued operations	(0.01)	(0.01)
Basic net income per share	$0.17	$0.17

Diluted income per share from continuing operations	$0.18	$0.18
Diluted loss per share from discontinued operations	(0.01)	(0.01)
Diluted net income per share	$0.17	$0.17
Shares used in per share calculations:
Basic	31,172	30,947
Diluted	31,550	31,264

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three months ended March 31,
	2014	2013
Net income	$5,374	$5,159
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of income tax expense of $0 and $0	(13)	—
Foreign currency translation, net of income tax expense of $5 and $8	(164)	(147)
Comprehensive income	$5,197	$5,012

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Income from continuing operations	$5,748	$5,524
Loss from discontinued operations	(374)	(365)
Net income	5,374	5,159
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	865	818
Bad debt expense	30	169
Inventory lower-of-cost-or-market adjustments	589	—
Stock-based compensation expense	265	214
Loss on asset dispositions	1	14
Deferred income taxes, net of valuation allowance	2,321	257
Excess tax deficiency related to stock-based awards	102	—
Changes in operating assets and liabilities:
Trade receivables, net	11,752	9,280
Inventories	1,765	5,130
Prepaids and other current assets	2,617	1,498
Income taxes payable	356	(105)
Trade payables	(9,830)	(14,968)
Accrued liabilities, including warranty obligations	(1,085)	(1,431)
Net cash provided by operating activities	15,122	6,035

Cash flows from investing activities:
Purchase of marketable securities	(13,518)	—
Proceeds from sale of assets of discontinued operations	—	96
Purchases of property, plant and equipment	(521)	(762)
Net cash used in investing activities	(14,039)	(666)

Cash flows from financing activities:
Proceeds from exercise of stock options	42	147
Excess tax deficiency related to stock-based awards	(102)	—
Net cash provided by (used in) financing activities	(60)	147

Effect of exchange rate changes on cash and cash equivalents	33	(43)
Increase in cash and cash equivalents	1,056	5,473
Cash and cash equivalents:
Beginning of period	40,979	23,207
End of period	$42,035	$28,680
Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$10
Cash paid for income taxes, net	95	109

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

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Further information regarding significant estimates can be found in our 2013 Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2014 and December 31, 2013 and our results of operations, comprehensive income and cash flows for the three months ended March 31, 2014 and 2013. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

New Accounting Pronouncements

ASU 2014-08
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, and amends the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 also enhances the convergence of the FASB’s and the International Accounting Standard Board’s reporting requirements for discontinued operations. ASU 2014-08 is effective for annual periods beginning on or after December
15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. We do not expect the adoption of ASU 2014-08 to have a material effect on our financial position, results of operations or cash flows.

ASU 2013-11
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013. Since ASU 2013-11 relates only to the presentation of unrecognized tax benefits, our adoption of ASU 2013-11 in January 2014 did not have a material effect on our financial position, results of operations or cash flows.

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

The disposal of the Commercial business assets was completed in April 2011. We reached substantial completion of asset liquidation at December 2012. However, we continue to have legal and accounting expenses as we work with authorities on final deregistration of certain European entities and product liability expenses associated with product previously sold into the Commercial channel. There was no revenue related to the Commercial business for the year ended December 31, 2013 or the three-month period ended March 31, 2014.

The following table summarizes liabilities for exit costs related to discontinued operations, included in Accrued Liabilities and Other Long-Term Liabilities in our Condensed Consolidated Balance Sheets (in thousands):

Facilities Leases
Balance, December 31, 2013	$831
Adjustments	—
Payments	(63)
Balance, March 31, 2014	$768

We expect the lease obligations to be paid out through 2016.

(3) MARKETABLE SECURITIES

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value. Unrealized holding gains and losses are excluded from earnings and are reported net of tax in other comprehensive income until realized. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

We periodically evaluate whether declines in fair values of our investments below their cost are "other-than-temporary." This evaluation consists of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our ability and intent to hold the investment until a forecasted recovery occurs.

(4) INVENTORIES
Inventories consisted of the following (in thousands):

	As of
	March 31, 2014	December 31, 2013
Finished goods	$12,246	$14,259
Parts and components	1,216	1,565
Total inventories	$13,462	$15,824

(5) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				March 31, 2014	December 31, 2013
Leasehold improvements	5	to	20	$2,850	$2,869
Computer equipment	3	to	5	35,519	35,554
Machinery and equipment	3	to	5	5,755	5,648
Furniture and fixtures	5			700	688
Work in progress [1]	N/A			4,630	4,281
Total cost				49,454	49,040
Accumulated depreciation				(40,784)	(40,541)
Total property, plant and equipment, net				$8,670	$8,499
1 Work in progress includes internal use software development and production tooling construction in progress.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
All goodwill is assigned to our Direct reporting segment. The rollforward of goodwill was as follows (in thousands):

Balance, January 1, 2013	$2,940
Currency exchange rate adjustment	(200)
Balance, December 31, 2013	2,740
Currency exchange rate adjustment	(91)
Balance, March 31, 2014	$2,649

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				March 31, 2014	December 31, 2013
Other intangible assets:
Indefinite-lived trademarks	N/A			$9,052	$9,052
Patents	8	to	16	18,154	18,154
				27,206	27,206
Accumulated amortization - patents				(15,101)	(14,591)
				$12,105	$12,615

Amortization expense was as follows (in thousands):

	Three months ended March 31,
	2014	2013
Patent amortization	$510	$513

Future amortization of patents is as follows (in thousands):

Remainder of 2014	$1,530
2015	828
2016	430
2017	143
2018	65
Thereafter	57
$3,053

(7) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	March 31, 2014	December 31, 2013
Payroll and related liabilities	$3,257	$4,244
Other	4,579	4,879
Total accrued liabilities	$7,836	$9,123

(8) FAIR VALUE MEASUREMENTS

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 - observable inputs such as quoted prices (unadjusted) in active markets for identical securities as of the reporting date;

•
Level 2 - other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; or observable market prices in markets with insufficient volume and/or infrequent transactions; and

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$27,975	$—	$—	$27,975

Available for Sale Securities
Corporate bonds	—	5,352	—	5,352
Commercial paper	—	4,495	—	4,495
Certificates of deposit	—	3,671	—	3,671
	—	13,518	—	13,518
	$27,975	$13,518	$—	$41,493

The company recognizes transfers between levels at the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the first quarter of 2014.

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices. The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Unrealized holding gains and losses are excluded from earnings and are reported net of tax in other comprehensive income until realized. During the first quarter of 2014 and 2013, we did not record any other-than-temporary impairments on our financial assets required to be measured at fair value on a nonrecurring basis.

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily long-lived assets, goodwill, intangible assets and certain other assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We did not perform any valuations on  assets or liabilities that are valued at fair value on a nonrecurring basis during the first quarter of 2014 or the last quarter of 2013 except for the Goodwill impairment evaluation that was prepared effective October 1, 2013.

The carrying value of Cash and Cash Equivalents, Trade Receivables, Prepaids and Other Current Assets, Trade Payables and Accrued Liabilities approximates their fair values due to the short-term nature of their maturities.

(9) PRODUCT WARRANTIES

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

Changes in our product warranty obligations were as follows (in thousands):

	Three months ended March 31,
	2014	2013
Balance, beginning of period	$1,638	$2,492
Accruals	921	653
Adjustments	—	—
Payments	(576)	(535)
Balance, end of period	$1,983	$2,610

(10) INCOME PER SHARE

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

	Three months ended March 31,
	2014	2013
Shares used to calculate basic income per share	31,172	30,947
Dilutive effect of outstanding options, performance stock units and restricted stock units	378	317
Shares used to calculate diluted income per share	31,550	31,264

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted income per share, primarily because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future (in thousands):

	Three months ended March 31,
	2014	2013
Stock options	320	340
Performance stock units	84	125

(11) SEGMENT AND ENTERPRISE-WIDE INFORMATION

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

Following is summary information by reportable segment (in thousands):

	Three months ended March 31,
	2014	2013
Net sales:
Direct	$50,735	$42,635
Retail	20,103	15,134
Unallocated royalty income	1,065	1,445
Consolidated net sales	$71,903	$59,214
Contribution:
Direct	$10,352	$6,708
Retail	2,509	1,960
Unallocated royalty income	1,065	1,445
Consolidated contribution	$13,926	$10,113

Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$13,926	$10,113
Amounts not directly related to segments:
Operating expenses	(4,925)	(4,120)
Other expense, net	(60)	(116)
Income tax expense	(3,193)	(353)
Income from continuing operations	$5,748	$5,524

There was no material change in the allocation of assets by segment during the first three months of 2014 and, accordingly, assets by segment are not presented.

No customer represented 10.0% or more of our total Net Sales in the three months ended March 31, 2014 or 2013.

(12) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of March 31, 2014, we had approximately $0.4 million in standby letters of credit with certain vendors with expiration dates through August 2014.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of March 31, 2014, we had approximately $5.7 million in non-cancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of March 31, 2014.

Legal Matters
In 2004, we were sued in the Southern District of New York by BioSig Instruments, Inc. for alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products. No significant activity in the litigation occurred until 2008. In 2012, the United States District Court granted summary judgment to us on grounds that BioSig’s patents were invalid as a matter of law. BioSig appealed the grant of summary judgment and, in April 2013, the United States Court of Appeals for the Federal Circuit reversed the District Court’s decision on summary judgment and remanded the case to the District Court for further proceedings. On January 10, 2014, the U.S. Supreme Court granted our petition for a writ of certiorari to address the legal standard applied by the Federal Circuit in determining whether the patents may be valid under applicable law. The case was argued before the Supreme Court on April 28, 2014 and a decision is expected in June 2014. We do not believe that our use of heart rate monitors utilized or purchased from third parties, and otherwise, infringe the BioSig patents.

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

Litigation and jury verdicts are, to some degree, inherently unpredictable, and although we have determined that a loss is not probable in connection with any current legal proceeding at this time, it is reasonably possible that a loss may be incurred in connection with proceedings to which we are a party. Assessment of whether incurrence of a loss is probable, or a reasonable possibility, in connection with a particular proceeding, and estimation of the loss, or a range of loss, involves complex judgments and numerous uncertainties. Management is unable to estimate a range of reasonably possible losses related to litigation in its early stages, especially when the damages sought are indeterminate, or the legal and factual basis for the relevant claims have not been developed with specificity.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). All references to the first quarter and first three months of 2014 and 2013 mean the three-month periods ended March 31, 2014 and 2013, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

As a result of the above and other factors, our period-to-period operating results may not be indicative of future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you any future growth or profitability. For more information, see our discussion of Risk Factors located at Part I, Item 1A of our 2013 Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. The forward-looking statements in this report include, without limitation: our prospects, resources or capabilities; current or future financial trends; future operating results; future plans for introduction of new products; anticipated demand for our new and existing products; maintenance of appropriate inventory levels; growth in revenues and profits; leverage of operating expenses; future revenues from our licensing initiative; results of increased media investment in the Direct segment; continued improvement in operating margins; expectations for increased Research and Development expenses; the amount expected to be spent on capital projects in 2014; fluctuations in Net Sales due to seasonality; and our ability to continue to fund our operating and capital needs for the following twelve-month period. Forward-looking statements also include any statements related to our expectations regarding future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, expenses and gross margins, profits or losses, losses from discontinued operation, settlements of warranty obligations, the anticipated outcome of litigation to which we are a party, new product introductions, financing and working capital requirements and resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part I, Item 1A, “Risk Factors,” in our 2013 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

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

Net Sales for the first three months of 2014 were $71.9 million, an increase of $12.7 million, or 21.4%, as compared to Net Sales of $59.2 million for the first three months of 2013. Net sales of our Direct segment increased $8.1 million, or 19.0%, in the first three months of 2014, compared to the first three months of 2013, primarily due to increased consumer demand for our cardio products, especially the Bowflex® Treadclimber®. Net sales of our Retail segment increased by $5.0 million, or 32.8% in the first three months of 2014, compared to the first three months of 2013, primarily due to strong retailer sell-through of our new line up of cardio products.

Gross Profit for the first three months of 2014 was $38.5 million, an increase of $7.8 million, or 25.4%, as compared to Gross Profit of $30.7 million for the first three months of 2013. The increase in Gross Profit dollars and percent was primarily due to the increase in Net Sales and improved product costs. Operating Expenses for the first three months of 2014 were $29.5 million, an increase of $4.8 million, or 19.4%, as compared to Operating Expenses of $24.7 million for the first three months of 2013. The growth in Operating Expenses was primarily related to increases in Sales and Marketing expenses. Operating Income for the first three months of 2014 was $9.0 million, an increase of $3.0 million, or 50.2%, as compared to Operating Income of $6.0 million for the first three months of 2013. The increase was primarily due to higher sales and gross margins. Income from

Continuing Operations was $5.7 million for the first three months of 2014, or $0.18 per diluted share, compared to Income From Continuing Operations of $5.5 million, or $0.18 per diluted share, for the first three months of 2013.

Net income for the first three months of 2014 was $5.4 million, compared to net income of $5.2 million for the first three months of 2013. Net income per diluted share was $0.17 for the first three months of 2014, compared to $0.17 per diluted share for the first three months of 2013.

The improvement in our results of continuing operations for the first three months of 2014 compared to the first three months of 2013 was driven primarily by higher Net Sales and Gross Profit in both the Retail and Direct channels.

Discontinued Operations

Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to the Commercial business in either the 2014 or the 2013 periods, we continue to have legal and accounting expenses as we work with authorities on final deregistration of each entity and product liability expenses associated with product previously sold into the Commercial channel.

Results of Operations

Results of operations information was as follows (in thousands):

	Three months ended March 31,		Change
	2014	2013	$	%
Net sales	$71,903	$59,214	$12,689	21.4%
Cost of sales	33,422	28,520	4,902	17.2%
Gross profit	38,481	30,694	7,787	25.4%
Operating expenses:
Selling and marketing	21,774	18,626	3,148	16.9%
General and administrative	5,803	4,947	856	17.3%
Research and development	1,903	1,127	776	68.9%
Total operating expenses	29,480	24,700	4,780	19.4%
Operating income	9,001	5,994	3,007	50.2%
Other income (expense):
Interest income	8	1	7
Interest expense	(7)	(9)	2
Other	(61)	(109)	48
Total other income (expense), net	(60)	(117)	57
Income from continuing operations before income taxes	8,941	5,877	3,064
Income tax expense	3,193	353	2,840
Income from continuing operations	5,748	5,524	224
Loss from discontinued operations, net of income taxes	(374)	(365)	(9)
Net income	$5,374	$5,159	$215

Results of operations information by segment was as follows (in thousands):

	Three months ended March 31,		Change
	2014	2013	$	%
Net sales:
Direct	$50,735	$42,635	$8,100	19.0%
Retail	20,103	15,134	4,969	32.8%
Royalty income	1,065	1,445	(380)	(26.3)%
	$71,903	$59,214	$12,689	21.4%
Cost of sales:
Direct	$18,417	$17,158	$1,259	7.3%
Retail	15,005	11,362	3,643	32.1%
Royalty income	—	—	—
	$33,422	$28,520	$4,902	17.2%
Gross profit:
Direct	$32,318	$25,477	$6,841	26.9%
Retail	5,098	3,772	1,326	35.2%
Royalty income	1,065	1,445	(380)	(26.3)%
	$38,481	$30,694	$7,787	25.4%
Gross margin:
Direct	63.7%	59.8%	390	basis points
Retail	25.4%	24.9%	50	basis points

The following table compares the Net Sales of our major product lines within each business segment (in thousands):

	Three months ended March 31,		Change
	2014	2013	$	%
Direct net sales:
Cardio products(1)	$45,863	$35,643	$10,220	28.7%
Strength products(2)	4,872	6,992	(2,120)	(30.3)%
	50,735	42,635	8,100	19.0%
Retail net sales:
Cardio products(1)	12,376	6,898	5,478	79.4%
Strength products(2)	7,727	8,236	(509)	(6.2)%
	20,103	15,134	4,969	32.8%

Royalty income	1,065	1,445	(380)	(26.3)%
	$71,903	$59,214	$12,689	21.4%

(1) Cardio products include: TreadClimber®, MAX Trainer™, treadmills, exercise bikes, ellipticals, CoreBody Reformer®, Bowflex Boost™ and DVDs.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights, UpperCut™ and accessories.

Direct

The 19.0% increase in Direct Net Sales in the three-month period of 2014 compared to the same period of 2013 was primarily related to the increase in sales of our cardio products, especially the Bowflex® Treadclimber®. We believe the sales increase was driven by increased advertising effectiveness, improved call center effectiveness and higher U.S. consumer credit approval rates.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the three-month period ended March 31, 2014 increased to 41.3% compared to 35.1% in the same period last year, which we attribute to our media strategy focused on driving quality consumer leads and an expanded lender base.

The increase in Direct Net Sales of cardio products in the three-month period of 2014 compared to the same period of 2013 was partially offset by a decline in Direct Net Sales of strength products, primarily due to lower sales of rod-based home gyms. The decline was attributable, in part, to the reduction of advertising for these products over time, as management determined that television advertising spending on this mature product category was generating suboptimal returns. We continue to market and sell rod-based home gyms through more cost-efficient online media, and sales of these products have cascaded to the Retail segment.

The increase in Cost of Sales of our Direct business in the three-month period of 2014 compared to the same period of 2013 was almost entirely related to growth in Direct Net Sales.

The 390 basis point increase in the gross margin of our Direct business for the three-month period of 2014 compared to the same period of 2013 was primarily due to improved product cost with the higher sales volume.

Retail

The 32.8% increase in Retail Net Sales in the three-month period of 2014 compared to the same period of 2013 was driven by increased sales of the new line up of cardio products launched in September 2013.

The increase in Retail Cost of Sales for the three-month period of 2014 compared to the same period of 2013 was due to the increase in Retail Net Sales.

The 50 basis point improvement in Retail gross margin in the three-month period of 2014 compared to the same period of 2013 was primarily due to greater absorption of fixed supply chain costs with the higher sales volume.

Selling and Marketing

Dollars in thousands	Three months ended March 31,		Change
	2014	2013	$	%
Selling and Marketing	$21,774	$18,626	$3,148	16.9%
As % of Net Sales	30.3%	31.5%

The increase in Selling and Marketing expense in the three-month period of 2014 compared to the same period of 2013 was primarily due to higher creative production of $1.0 million, media advertising of $0.7 million and incremental variable selling expenses of $0.8 million.

Selling and Marketing as a percentage of Net Sales is affected by the mix of Direct sales compared to Retail sales. Increasing Retail sales as a percentage of total Net Sales reduces the percentage of Selling and Marketing as a percentage of Net Sales and vice versa.

Media advertising expense of our Direct business is the largest component of Selling and Marketing and was as follows:

Dollars in thousands	Three months ended March 31,		Change
	2014	2013	$	%
Media advertising	$10,667	$9,963	$704	7.1%

The increase in media advertising in the three-month period of 2014 compared to the same period of 2013 was primarily to drive incremental sales in the Direct business.

General and Administrative

Dollars in thousands	Three months ended March 31,		Change
	2014	2013	$	%
General and Administrative	$5,803	$4,947	$856	17.3%
As % of Net Sales	8.1%	8.4%

The increase in General and Administrative in the three-month period of 2014 compared to the same period of 2013 was primarily due to higher intellectual property and patent fees in 2014 of $0.2 million. Additionally, incentive compensation and software license fees both increased by $0.2 million in the first quarter of 2014 as compared to the same period of 2013.

The decrease as a percentage of Net Sales in the three-month period of 2014 compared to the same period of 2013 was primarily due to the increase in Net Sales.

Research and Development

Dollars in thousands	Three months ended March 31,		Change
	2014	2013	$	%
Research and Development	$1,903	$1,127	$776	68.9%
As % of Net Sales	2.6%	1.9%

The increase in Research and Development in the three-month period of 2014 compared to the same period of 2013 was primarily due to our continued investment in resources required to innovate and broaden our product portfolio.

Other Income (Expense)
Other Income (Expense) primarily relates to the effect of exchange rate fluctuations between the U.S. and Canada.

Income Tax Provision

Dollars in thousands	Three months ended March 31,		Change
	2014	2013	$	%
Income Tax Provision	$3,193	$353	$2,840	n/m

n/m - Not meaningful

Income Tax Provision for the first three months of 2014 was based on a 35.7% effective tax rate and primarily related to our profitable U.S. and Canadian operations. Income Tax Provision for the first three months of 2013 was primarily related to our profitable Canadian operations, as well as an increase in deferred tax liabilities for indefinite lived tradename intangibles that could not be used to reduce our valuation allowance in the United States.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had $42.0 million of Cash and Cash Equivalents and $13.5 million of Marketable Securities, compared to $41.0 million of Cash and Cash Equivalents and zero Marketable Securities as of December 31, 2013. Cash provided by operating activities was $15.1 million for the three months ended March 31, 2014, compared to cash provided by operating activities of $6.0 million for the three months ended March 31, 2013. We expect our Cash, Cash Equivalents and Marketable Securities at March 31, 2014, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from March 31, 2014.

The increase in cash flows from operating activities was primarily due to the changes in our operating assets and liabilities as discussed below, as well as the decrease in Deferred Income Tax Assets due to the utilization of net operating losses.

Trade Receivables decreased $11.9 million to $13.4 million as of March 31, 2014, compared to $25.3 million as of December 31, 2013, due to a seasonal sequential quarterly decline in Net Sales. Days sales outstanding ("DSO") at March 31, 2014 were 17.9 days compared to 19.9 days as of December 31, 2013 and 22.5 days as of March 31, 2013. The decrease in DSO at March 31, 2014 compared to December 31, 2013 was due to a higher percentage of our Net Sales being derived from our Direct Net Sales, which generally has a lower DSO than Retail Net Sales. The decrease in DSO at March 31, 2014 compared to March 31, 2013 was also due to improved collections from Retail customers.

Inventories decreased $2.3 million to $13.5 million as of March 31, 2014, compared to $15.8 million as of December 31, 2013, due to a seasonal sequential quarterly decline in Net Sales and, accordingly, lower inventory purchases. Inventories as of March 31, 2014 compared to March 31, 2013 decreased by $0.2 million, while sales increased, due to improvements in inventory management.

Trade Payables decreased $9.9 million to $27.3 million as of March 31, 2014, compared to $37.2 million as of December 31, 2013, due to a seasonal sequential quarterly decline in Net Sales and, accordingly, lower inventory purchases.

Accrued Liabilities decreased $1.3 million to $7.8 million as of March 31, 2014 compared to $9.1 million as of December 31, 2013, primarily due to incentive compensation payments made in the first quarter of 2014 that related to 2013 performance.

Cash used in investing activities of $14.0 million for the first three months of 2014 was primarily related to the purchase of $13.5 million of marketable securities during the quarter. Additionally, $0.5 million in capital expenditures was incurred during the quarter for implementation of new software and hardware information system upgrades and new product tooling equipment. We anticipate spending between $3.0 to $3.5 million in 2014 for capital projects.

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

The interest rate applicable to borrowings under the Loan Agreement is based on either, at our discretion, Bank of the West's base rate, a floating rate or LIBOR, plus an applicable margin based on certain financial performance metrics. Our borrowing rate was 1.65% as of March 31, 2014. The Loan Agreement contains customary covenants, including minimum fixed charge coverage ratio and leverage ratio, and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lender has the option of terminating its credit commitment and accelerating all obligations under the Loan Agreement. Borrowings under the Loan Agreement are collateralized by substantially all of our assets, including intellectual property assets.

As of March 31, 2014, we had no outstanding borrowings and $0.4 million in standby letters of credit issued under the Loan Agreement. As of March 31, 2014, we were in compliance with the financial covenants of the Loan Agreement and approximately $15.4 million was available for borrowing.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at March 31, 2014.

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

Our critical accounting policies have not changed from those discussed in our 2013 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2013 Form 10-K.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a- 15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, our management, including the Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

In 2004, we were sued in the Southern District of New York by BioSig Instruments, Inc. for alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products. No significant activity in the litigation occurred until 2008. In 2012, the United States District Court granted summary judgment to us on grounds that BioSig’s patents were invalid as a matter of law. BioSig appealed the grant of summary judgment and, in April 2013, the United States Court of Appeals for the Federal Circuit reversed the District Court’s decision on summary judgment and remanded the case to the District Court for further proceedings. On January 10, 2014, the U.S. Supreme Court granted our petition for a writ of certiorari to address the legal standard applied by the Federal Circuit in determining whether the patents may be valid under applicable law. The case was argued before the Supreme Court on April 28, 2014 and a decision is expected in June 2014. We do not believe that our use of heart rate monitors utilized or purchased from third parties, and otherwise, infringe the BioSig patents.

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

Item 1A.    Risk Factors

We operate in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in our 2013 Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described in our 2013 Form 10-K actually occur, our business, operating results and financial position could be adversely affected. There has not been a material change to the risk factors as set forth in our 2013 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of our equity securities during the first quarter ended March 31, 2014:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, to January 31, 2014	2,017	$8.52	—	—
February 1 to February 28, 2014	1,689	8.39	—	—
March 1 to March 31, 2014	1,688	9.63	—	—
Total	5,394	8.83	—	—
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

Item 6.    Exhibits

Exhibit No.		Description

10.1		Employment Agreement, dated as of February 10, 2014, by and between Nautilus, Inc. and Sidharth Nayar.*

10.2		Stock Unit Award Agreement, dated as of February 28, 2014, by and between Nautilus, Inc. and Sidharth Nayar.*

10.3		Employment Offer Letter, dated July 26, 2013, between Nautilus, Inc. and Jeffery Collins.*
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from Nautilus, Inc.'s quarterly report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

	*	Indicates management contract, compensatory agreement or arrangement in which our directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.

May 8, 2014	By:	/S/ Bruce M. Cazenave
Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.

May 8, 2014	By:	/S/ Sidharth Nayar
Sidharth Nayar
Chief Financial Officer (Principal Financial and Accounting Officer)