Form 10-Q
period 2014-06-30
NAUTILUS, INC.
filed 2014-08-07
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
The number of shares outstanding of the registrant's common stock as of July 31, 2014 was 31,278,703 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements
NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$38,285	$40,979
Marketable securities	19,050	—
Trade receivables, net of allowances of $34 and $53	8,895	25,336
Inventories	23,229	15,824
Prepaids and other current assets	5,069	6,927
Income taxes receivable	73	80
Deferred income tax assets	6,204	4,441
Total current assets	100,805	93,587

Property, plant and equipment, net	8,680	8,499
Goodwill	2,746	2,740
Other intangible assets, net	11,595	12,615
Long-term deferred income tax assets	20,899	25,725
Other assets	311	401
Total assets	$145,036	$143,567

Liabilities and Shareholders' Equity
Trade payables	$31,997	$37,192
Accrued liabilities	8,122	9,123
Warranty obligations, current portion	2,075	1,610
Total current liabilities	42,194	47,925
Warranty obligations, non-current	—	28
Income taxes payable, non-current	3,533	2,577
Other long-term liabilities	1,232	1,472
Total liabilities	46,959	52,002
Commitments and contingencies (Note 12)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 31,278 and 31,162 shares issued and outstanding	7,348	6,769
Retained earnings	90,483	84,552
Accumulated other comprehensive income	246	244
Total shareholders' equity	98,077	91,565
Total liabilities and shareholders' equity	$145,036	$143,567

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales	$48,546	$36,242	$120,450	$95,456
Cost of sales	23,766	18,913	57,189	47,433
Gross profit	24,780	17,329	63,261	48,023
Operating expenses:
Selling and marketing	15,690	13,768	37,463	32,394
General and administrative	4,959	3,982	10,762	8,929
Research and development	1,752	1,303	3,655	2,430
Total operating expenses	22,401	19,053	51,880	43,753
Operating income (loss)	2,379	(1,724)	11,381	4,270
Other income (expense):
Interest income	16	—	24	1
Interest expense	(5)	(6)	(12)	(15)
Other, net	(56)	130	(117)	21
Total other income (expense)	(45)	124	(105)	7
Income (loss) from continuing operations before income taxes	2,334	(1,600)	11,276	4,277
Income tax provision (benefit)	836	(34,268)	4,030	(33,915)
Income from continuing operations	1,498	32,668	7,246	38,192
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(322)	113	(834)	(261)
Income tax provision (benefit) from discontinued operations	619	(82)	481	(91)
Income (loss) from discontinued operations	(941)	195	(1,315)	(170)
Net income	$557	$32,863	$5,931	$38,022

Basic income per share from continuing operations	$0.05	$1.05	$0.23	$1.23
Basic income (loss) per share from discontinued operations	(0.03)	0.01	(0.04)	(0.01)
Basic net income per share(1)	$0.02	$1.06	$0.19	$1.23

Diluted income per share from continuing operations	$0.05	$1.04	$0.23	$1.22
Diluted income (loss) per share from discontinued operations	(0.03)	0.01	(0.04)	(0.01)
Diluted net income per share	$0.02	$1.05	$0.19	$1.21
Shares used in per share calculations:
Basic	31,226	31,058	31,203	31,003
Diluted	31,598	31,430	31,586	31,360

(1)May not add due to rounding.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$557	$32,863	$5,931	$38,022
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of income tax expense of $0, $0, $0 and $0	3	—	(10)	—
Foreign currency translation, net of income tax expense (benefit) of $(4), $12, $1 and $21	176	(185)	12	(332)
Comprehensive income	$736	$32,678	$5,933	$37,690

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Income from continuing operations	$7,246	$38,192
Loss from discontinued operations	(1,315)	(170)
Net income	5,931	38,022
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,832	1,644
Bad debt expense	32	417
Inventory lower-of-cost-or-market adjustments	863	92
Stock-based compensation expense	520	134
Loss on asset dispositions	—	4
Deferred income taxes, net of valuation allowance	2,851	(34,414)
Excess tax deficiency related to stock-based awards	174	—
Changes in operating assets and liabilities:
Trade receivables, net	16,297	13,082
Inventories	(8,253)	5,334
Prepaids and other current assets	1,938	1,377
Income taxes	372	(34)
Trade payables	(5,193)	(16,155)
Accrued liabilities, including warranty obligations	(179)	(2,678)
Net cash provided by operating activities	17,185	6,825

Cash flows from investing activities:
Purchase of marketable securities	(19,050)	—
Proceeds from sale of assets of discontinued operations	—	110
Purchases of property, plant and equipment	(987)	(1,941)
Net cash used in investing activities	(20,037)	(1,831)

Cash flows from financing activities:
Proceeds from exercise of stock options	234	275
Excess tax deficiency related to stock-based awards	(174)	—
Net cash provided by financing activities	60	275

Effect of exchange rate changes on cash and cash equivalents	98	(106)
Increase (decrease) in cash and cash equivalents	(2,694)	5,163
Cash and cash equivalents:
Beginning of period	40,979	23,207
End of period	$38,285	$28,370
Supplemental disclosure of cash flow information:
Cash paid for interest	$12	$16
Cash paid for income taxes, net	261	188

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2014 and December 31, 2013, our results of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013 and our cash flows for the six months ended June 30, 2014 and 2013. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

New Accounting Pronouncements

ASU 2014-12
In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12, "Compensation - Stock Compensation (Topic 718)." ASU No. 2014-12 addresses accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 indicates that, in such situations, the performance target should be treated as a performance condition and, accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award. Instead, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-09
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and the International Accounting Standards Board that:

•	removes inconsistencies and weaknesses in revenue requirements;

•	provides a more robust framework for addressing revenue issues;

•	improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets;

•	provides more useful information to users of financial statements through improved disclosure requirements; and

•	simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.

ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016. While we do not expect the adoption of ASU 2014-09 to have a material effect on our business, we are still evaluating any potential impact that adoption of the ASU may have on our financial position, results of operations or cash flows.

ASU 2014-08
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, and amends the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 also enhances the convergence of the FASB’s and the International Accounting Standard Board’s reporting requirements for discontinued operations. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. We do not expect the adoption of ASU 2014-08 to have a material effect on our financial position, results of operations or cash flows.

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

The disposal of the Commercial business assets was completed in April 2011. We reached substantial completion of asset liquidation at December 2012. However, we continue to have legal and accounting expenses as we work with authorities on final deregistration of certain European entities and product liability expenses associated with product previously sold into the Commercial channel. There was no revenue related to the Commercial business for the year ended December 31, 2013 or the three or six-month periods ended June 30, 2014.

The following table summarizes liabilities for exit costs related to discontinued operations, included in Accrued Liabilities and Other Long-Term Liabilities in our Condensed Consolidated Balance Sheets (in thousands):

Facilities Leases
Balance, December 31, 2013	$831
Adjustments	—
Payments	(127)
Balance, June 30, 2014	$704

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

We periodically evaluate whether declines in fair values of our investments below their cost are "other-than-temporary". This evaluation consists of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our ability and intent to hold the investment until a forecasted recovery occurs.

(4) INVENTORIES
Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. We periodically review inventory for excess, obsolete and slow moving items and make provisions as necessary to properly reflect inventory value.

Inventories consisted of the following (in thousands):

	As of
	June 30, 2014	December 31, 2013
Finished goods	$21,919	$14,259
Parts and components	1,310	1,565
Total inventories	$23,229	$15,824

(5) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				June 30, 2014	December 31, 2013
Leasehold improvements	5	to	20	$2,870	$2,869
Computer software and equipment	3	to	7	40,172	35,554
Machinery and equipment	3	to	5	5,818	5,648
Furniture and fixtures	5			711	688
Work in progress	N/A			394	4,281
Total cost				49,965	49,040
Accumulated depreciation				(41,285)	(40,541)
Total property, plant and equipment, net				$8,680	$8,499

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
All goodwill is assigned to our Direct reporting segment. The rollforward of goodwill was as follows (in thousands):

Balance, January 1, 2013	$2,940
Currency exchange rate adjustment	(200)
Balance, December 31, 2013	2,740
Currency exchange rate adjustment	6
Balance, June 30, 2014	$2,746

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				June 30, 2014	December 31, 2013
Other intangible assets:
Indefinite-lived trademarks	N/A			$9,052	$9,052
Patents	8	to	16	18,154	18,154
				27,206	27,206
Accumulated amortization - patents				(15,611)	(14,591)
Other intangible assets, net				$11,595	$12,615

Amortization expense was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Patent amortization	$510	$512	$1,020	$1,025

Future amortization of patents is as follows (in thousands):

Remainder of 2014	$1,020
2015	828
2016	430
2017	143
2018	65
Thereafter	57
$2,543

(7) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	June 30, 2014	December 31, 2013
Payroll and related liabilities	$3,014	$4,244
Other	5,108	4,879
Total accrued liabilities	$8,122	$9,123

(8) FAIR VALUE MEASUREMENTS

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 - observable inputs such as quoted prices (unadjusted) in active liquid markets for identical securities as of the reporting date;

•
Level 2 - other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; or observable market prices in markets with insufficient volume and/or infrequent transactions; and

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$1,965	$—	$—	$1,965
Commercial paper	—	9,498	—	9,498
Variable-rate demand notes	—	8,000	—	8,000
Total Cash Equivalents	1,965	17,498	—	19,463

Available for Sale Securities
Certificates of deposit	—	4,165	—	4,165
Corporate bonds	—	7,888	—	7,888
Commercial paper	—	6,997	—	6,997
Total Available for Sale Securities	—	19,050	—	19,050
Total assets measured at fair value	$1,965	$36,548	$—	$38,513

The company recognizes transfers between levels at the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the six months ended June 30, 2014.

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices. The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Unrealized holding gains and losses are excluded from earnings and are reported net of tax in other comprehensive income until realized. During the first six months of 2014 and 2013, we did not record any other-than-temporary impairments on our financial assets required to be measured at fair value on a nonrecurring basis.

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily Property, Plant and Equipment, Goodwill, Other Intangible Assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We did not perform any valuations on  assets or liabilities that are valued at fair value on a nonrecurring basis during the first six months of 2014 or during all of 2013 except for the Goodwill and indefinite-lived trade names impairment evaluation that was prepared effective October 1, 2013.

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

Changes in our product warranty obligations were as follows (in thousands):

	Six months ended June 30,
	2014	2013
Balance, beginning of period	$1,638	$2,492
Accruals	1,318	718
Adjustments	—	(186)
Payments	(881)	(862)
Balance, end of period	$2,075	$2,162

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Shares used to calculate basic income per share	31,226	31,058	31,203	31,003
Dilutive effect of outstanding options, performance stock units and restricted stock units	372	372	383	357
Shares used to calculate diluted income per share	31,598	31,430	31,586	31,360

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted income per share, primarily because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Stock options	271	307	282	306
Performance stock units	151	75	84	88

(11) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two reportable segments - Direct and Retail. Contribution is the measure of profit or loss, defined as Net Sales less product costs and directly attributable expenses. Directly attributable expenses include Selling and Marketing expenses, General and Administrative expenses, and Research and Development expenses that are directly related to segment operations. Segment assets are those directly assigned to an operating segment's operations, primarily Accounts Receivable, Inventories and Intangible Assets. Unallocated assets primarily include shared information technology infrastructure, distribution centers, corporate headquarters, Cash and Cash Equivalents, Marketable Securities, Prepaids and Other Current Assets, Deferred Income Tax Assets, Other Assets, and capital expenditures.

Following is summary information by reportable segment (in thousands):

	Three months ended June 30,
	2014	2013
Net sales:
Direct	$32,355	$25,314
Retail	15,039	10,175
Unallocated royalty income	1,152	753
Consolidated net sales	$48,546	$36,242
Contribution:
Direct	$3,889	$508
Retail	1,325	140
Unallocated royalty income	1,152	753
Consolidated contribution	$6,366	$1,401

Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$6,366	$1,401
Amounts not directly related to segments:
Operating expenses	(3,987)	(3,125)
Other income (expense), net	(45)	124
Income tax (expense) benefit	(836)	34,268
Income from continuing operations	$1,498	$32,668

	Six months ended June 30,
	2014	2013
Net sales:
Direct	$83,091	$67,949
Retail	35,142	25,309
Unallocated royalty income	2,217	2,198
Consolidated net sales	$120,450	$95,456
Contribution:
Direct	$14,242	$7,217
Retail	3,834	2,100
Unallocated royalty income	2,217	2,198
Consolidated contribution	$20,293	$11,515

Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$20,293	$11,515
Amounts not directly related to segments:
Operating expenses	(8,912)	(7,245)
Other income (expense), net	(105)	7
Income tax (expense) benefit	(4,030)	33,915
Income from continuing operations	$7,246	$38,192

There was no material change in the allocation of assets by segment during the first six months of 2014 and, accordingly, assets by segment are not presented.

For the three and six months ended June 30, 2014, Amazon.com accounted for 10.9% and 10.3%, respectively, of our total Net Sales. No customer represented 10.0% or more of our total Net Sales in the three or six months ended June 30, 2013.

(12) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of June 30, 2014, we had approximately $0.7 million in standby letters of credit with certain vendors with expiration dates through April 2015.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of June 30, 2014, we had approximately $19.5 million in non-cancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of June 30, 2014.

Legal Matters
In 2004, we were sued in the Southern District of New York by BioSig Instruments, Inc. for alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products. No significant activity in the litigation occurred until 2008. In 2012, the United States District Court granted summary judgment to us on grounds that BioSig’s patents were invalid as a matter of law. BioSig appealed the grant of summary judgment and, in April 2013, the United States Court of Appeals for the Federal Circuit reversed the District Court’s decision on summary judgment and remanded the case to the District Court for further proceedings. On January 10, 2014, the U.S. Supreme Court granted our petition for a writ of certiorari to address the legal standard applied by the Federal Circuit in determining whether the patents may be valid under applicable law. The case was argued before the Supreme Court on April 28, 2014. By decision dated June 2, 2014, the Supreme Court unanimously reversed the Federal Circuit and held that its standard of when a patent may be “indefinite” was incorrect.  The case will return to the Federal Circuit for further proceedings. We do not believe that our use of heart rate monitors utilized or purchased from third parties, and otherwise, infringe the BioSig patents.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). All references to the second quarter and first six months of 2014 and 2013 mean the three or six-month periods ended June 30, 2014 and 2013, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

Net Sales for the first six months of 2014 were $120.5 million, an increase of $25.0 million, or 26.2%, as compared to Net Sales of $95.5 million for the first six months of 2013. Net sales of our Direct segment increased $15.1 million, or 22.3%, in the first six months of 2014, compared to the first six months of 2013, primarily due to increased consumer demand for our cardio products, especially the recently released Bowflex® MAX Trainer™, which started shipping in January 2014. Net sales of our Retail segment increased by $9.8 million, or 38.9%, in the first six months of 2014, compared to the first six months of 2013, primarily due to strong retailer sell-through of our new line up of cardio products.

Gross Profit for the first six months of 2014 was $63.3 million, an increase of $15.2 million, or 31.7%, as compared to Gross Profit of $48.0 million for the first six months of 2013. The increase in Gross Profit dollars and percent was primarily due to the increase in Net Sales and improved product mix. Operating Expenses for the first six months of 2014 were $51.9 million, an increase of $8.1 million, or 18.6%, as compared to Operating Expenses of $43.8 million for the first six months of 2013. The growth in Operating Expenses was primarily related to increases in Selling and Marketing expenses. Operating Income for the first six months of 2014 was $11.4 million, an increase of $7.1 million, or 166.5%, as compared to Operating Income of $4.3 million for the first six months of 2013. The improvement in our operating results for the first six months of 2014 compared to the first six months of 2013 was driven primarily by higher Net Sales and Gross Profit in both the Retail and Direct channels.

Income from Continuing Operations was $7.2 million for the first six months of 2014, or $0.23 per diluted share, compared to Income From Continuing Operations of $38.2 million, or $1.22 per diluted share, for the first six months of 2013. Net income for the first six months of 2014 was $5.9 million, compared to net income of $38.0 million for the first six months of 2013. Net income per diluted share was $0.19 for the first six months of 2014, compared to $1.21 per diluted share for the first six months of 2013. Income from Continuing Operations and Net Income in the first six months of 2013 included a $34.3 million, or $1.09 per diluted share, tax benefit related to the reversal of our deferred tax asset valuation allowance.

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

Results of Operations

Results of operations information was as follows (in thousands):

	Three months ended June 30,		Change
	2014	2013	$	%
Net sales	$48,546	$36,242	$12,304	33.9%
Cost of sales	23,766	18,913	4,853	25.7%
Gross profit	24,780	17,329	7,451	43.0%
Operating expenses:
Selling and marketing	15,690	13,768	1,922	14.0%
General and administrative	4,959	3,982	977	24.5%
Research and development	1,752	1,303	449	34.5%
Total operating expenses	22,401	19,053	3,348	17.6%
Operating income (loss)	2,379	(1,724)	4,103	238.0%
Other income (expense):
Interest income	16	—	16
Interest expense	(5)	(6)	1
Other	(56)	130	(186)
Total other income (expense), net	(45)	124	(169)
Income (loss) from continuing operations before income taxes	2,334	(1,600)	3,934
Income tax expense (benefit)	836	(34,268)	35,104
Income from continuing operations	1,498	32,668	(31,170)
Income (loss) from discontinued operations, net of income taxes	(941)	195	(1,136)
Net income	$557	$32,863	$(32,306)

	Six months ended June 30,		Change
	2014	2013	$	%
Net sales	$120,450	$95,456	$24,994	26.2%
Cost of sales	57,189	47,433	9,756	20.6%
Gross profit	63,261	48,023	15,238	31.7%
Operating expenses:
Selling and marketing	37,463	32,394	5,069	15.6%
General and administrative	10,762	8,929	1,833	20.5%
Research and development	3,655	2,430	1,225	50.4%
Total operating expenses	51,880	43,753	8,127	18.6%
Operating income	11,381	4,270	7,111	166.5%
Other income (expense):
Interest income	24	1	23
Interest expense	(12)	(15)	3
Other	(117)	21	(138)
Total other income (expense), net	(105)	7	(112)
Income from continuing operations before income taxes	11,276	4,277	6,999
Income tax expense (benefit)	4,030	(33,915)	37,945
Income from continuing operations	7,246	38,192	(30,946)
Loss from discontinued operations, net of income taxes	(1,315)	(170)	(1,145)
Net income	$5,931	$38,022	$(32,091)

Results of operations information by segment was as follows (in thousands):

	Three months ended June 30,		Change
	2014	2013	$	%
Net sales:
Direct	$32,355	$25,314	$7,041	27.8%
Retail	15,039	10,175	4,864	47.8%
Royalty income	1,152	753	399	53.0%
	$48,546	$36,242	$12,304	33.9%
Cost of sales:
Direct	$12,389	$10,721	$1,668	15.6%
Retail	11,377	8,192	3,185	38.9%
Royalty income	—	—	—
	$23,766	$18,913	$4,853	25.7%
Gross profit:
Direct	$19,966	$14,593	$5,373	36.8%
Retail	3,662	1,983	1,679	84.7%
Royalty income	1,152	753	399	53.0%
	$24,780	$17,329	$7,451	43.0%
Gross margin:
Direct	61.7%	57.6%	410	basis points
Retail	24.4%	19.5%	490	basis points

	Six months ended June 30,		Change
	2014	2013	$	%
Net sales:
Direct	$83,091	$67,949	$15,142	22.3%
Retail	35,142	25,309	9,833	38.9%
Royalty income	2,217	2,198	19	0.9%
	$120,450	$95,456	$24,994	26.2%
Cost of sales:
Direct	$30,807	$27,879	$2,928	10.5%
Retail	26,382	19,554	6,828	34.9%
Royalty income	—	—	—
	$57,189	$47,433	$9,756	20.6%
Gross profit:
Direct	$52,284	$40,070	$12,214	30.5%
Retail	8,760	5,755	3,005	52.2%
Royalty income	2,217	2,198	19	0.9%
	$63,261	$48,023	$15,238	31.7%
Gross margin:
Direct	62.9%	59.0%	390	basis points
Retail	24.9%	22.7%	220	basis points

The following tables compare the Net Sales of our major product lines within each business segment (in thousands):

	Three months ended June 30,		Change
	2014	2013	$	%
Direct net sales:
Cardio products(1)	$29,384	$20,461	$8,923	43.6%
Strength products(2)	2,971	4,853	(1,882)	(38.8)%
	32,355	25,314	7,041	27.8%
Retail net sales:
Cardio products(1)	8,529	3,447	5,082	147.4%
Strength products(2)	6,510	6,728	(218)	(3.2)%
	15,039	10,175	4,864	47.8%

Royalty income	1,152	753	399	53.0%
	$48,546	$36,242	$12,304	33.9%

(1) Cardio products include: TreadClimber®, MAX Trainer™, treadmills, exercise bikes, ellipticals, CoreBody Reformer®, Bowflex Boost™ and DVDs.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights, UpperCut™ and accessories.

	Six months ended June 30,		Change
	2014	2013	$	%
Direct net sales:
Cardio products(1)	$75,247	$56,104	$19,143	34.1%
Strength products(2)	7,844	11,845	(4,001)	(33.8)%
	83,091	67,949	15,142	22.3%
Retail net sales:
Cardio products(1)	20,905	10,345	10,560	102.1%
Strength products(2)	14,237	14,964	(727)	(4.9)%
	35,142	25,309	9,833	38.9%

Royalty income	2,217	2,198	19	0.9%
	$120,450	$95,456	$24,994	26.2%

(1) Cardio products include: TreadClimber®, MAX Trainer™, treadmills, exercise bikes, ellipticals, CoreBody Reformer®, Bowflex Boost™ and DVDs.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights, UpperCut™ and accessories.

Direct

The 27.8% and the 22.3% increase, respectively, in Direct Net Sales in the three and six-month periods of 2014 compared to the same periods of 2013 were primarily related to the increases in sales of our cardio products, especially the recently released Bowflex® MAX Trainer™, which started shipping in January 2014. The business also benefited from higher U.S. consumer credit approval rates.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the three and six-month periods ended June 30, 2014 increased to 38.8% and 40.4%, respectively, compared to 33.8% and 34.6%, respectively, in the same periods of 2013. We attribute the increases to our media strategy focused on driving quality consumer leads and an expanded lender base.

The increases in Direct Net Sales of cardio products in the three and six-month periods of 2014 compared to the same periods of 2013 were partially offset by declines in Direct Net Sales of strength products, primarily due to lower sales of rod-based home gyms. The declines were attributable, in part, to the reduction of advertising for these products over time, as management determined that television advertising spending on this mature product category was generating suboptimal returns. We continue to market and sell rod-based home gyms through more cost-efficient online media, and sales of these products have shifted to the Retail segment.

The increases in Cost of Sales of our Direct business in the three and six-month periods of 2014 compared to the same periods of 2013 were almost entirely related to growth in Direct Net Sales.

The 410 and 390 basis point increase, respectively, in the gross margin of our Direct business for the three and six-month periods of 2014 compared to the same periods of 2013 were primarily due to improved product mix coupled with higher sales volume.

Retail

The 47.8% and 38.9% increase, respectively, in Retail Net Sales in the three and six-month periods of 2014 compared to the same periods of 2013 were driven by increased sales of the new line up of cardio products launched in September 2013.

The increases in Retail Cost of Sales for the three and six-month periods of 2014 compared to the same periods of 2013 were due to the increase in Retail Net Sales.

The 490 and 220 basis point improvement, respectively, in Retail gross margin in the three and six-month periods of 2014 compared to the same periods of 2013 were primarily due to greater absorption of fixed supply chain costs with the higher sales volume.

Selling and Marketing

Dollars in thousands	Three months ended June 30,		Change
	2014	2013	$	%
Selling and Marketing	$15,690	$13,768	$1,922	14.0%
As % of Net Sales	32.3%	38.0%

Dollars in thousands	Six months ended June 30,		Change
	2014	2013	$	%
Selling and Marketing	$37,463	$32,394	$5,069	15.6%
As % of Net Sales	31.1%	33.9%

The increases in Selling and Marketing expense in the three and six-month periods of 2014 compared to the same periods of 2013 were primarily due to higher production costs for creative media of less than $0.1 million and $1.0 million, respectively, increases in media advertising of $0.9 million and $1.6 million, respectively, and incremental variable selling expenses of $0.7 million and $1.6 million, respectively.

Selling and Marketing as a percentage of Net Sales is affected by the mix of Direct sales compared to Retail sales. Increasing Retail sales as a percentage of total Net Sales reduces the percentage of Selling and Marketing as a percentage of Net Sales and vice versa.

Media advertising expense of our Direct business is the largest component of Selling and Marketing and was as follows:

Dollars in thousands	Three months ended June 30,		Change
	2014	2013	$	%
Media advertising	$8,182	$7,310	$872	11.9%

Dollars in thousands	Six months ended June 30,		Change
	2014	2013	$	%
Media advertising	$18,849	$17,274	$1,575	9.1%

The increases in media advertising in the three and six-month periods of 2014 compared to the same periods of 2013 were primarily to drive incremental sales in the Direct business, and to support the media launch of the Bowflex® MAX Trainer™.

General and Administrative

Dollars in thousands	Three months ended June 30,		Change
	2014	2013	$	%
General and Administrative	$4,959	$3,982	$977	24.5%
As % of Net Sales	10.2%	11.0%

Dollars in thousands	Six months ended June 30,		Change
	2014	2013	$	%
General and Administrative	$10,762	$8,929	$1,833	20.5%
As % of Net Sales	8.9%	9.4%

The increases in General and Administrative in the three and six-month periods of 2014 compared to the same periods of 2013 were due to higher spending on intellectual property registration and legal fees of patent enforcement cases in the 2014 periods of $0.3 million and $0.5 million, respectively. Additionally, incentive compensation increased by $0.3 million and $0.5 million, respectively, and software license fees increased by $0.1 million and $0.3 million, respectively.

The decreases as a percentage of Net Sales in the three and six-month periods of 2014 compared to the same periods of 2013 were primarily due to the increases in Net Sales.

Research and Development

Dollars in thousands	Three months ended June 30,		Change
	2014	2013	$	%
Research and Development	$1,752	$1,303	$449	34.5%
As % of Net Sales	3.6%	3.6%

Dollars in thousands	Six months ended June 30,		Change
	2014	2013	$	%
Research and Development	$3,655	$2,430	$1,225	50.4%
As % of Net Sales	3.0%	2.5%

The increases in Research and Development in the three and six-month periods of 2014 compared to the same periods of 2013 were primarily due to our continued investment in resources required to innovate and broaden our product portfolio.

Other Income (Expense)
Other Income (Expense) primarily relates to the effect of exchange rate fluctuations between the U.S. and Canada.

Income Tax Provision

Dollars in thousands	Three months ended June 30,		Change
	2014	2013	$	%
Income Tax Provision (Benefit)	$836	$(34,268)	$35,104	n/m
Effective tax rate	35.8%	n/m

Dollars in thousands	Six months ended June 30,		Change
	2014	2013	$	%
Income Tax Provision (Benefit)	$4,030	$(33,915)	$37,945	n/m
Effective tax rate	35.7%	n/m

n/m - Not meaningful

Income Tax Provision from continuing operations for the three and six-month periods ended June 30, 2014 was primarily related to our profitable U.S. and Canadian operations. Income Tax Benefit from continuing operations for the three and six-month periods of 2013 was attributable to a partial release of U.S domestic valuation allowance.

Further, in the second quarter of 2014, we recorded $0.6 million of income tax expense in discontinued operations, which was attributable to the tax liability associated with an uncertain tax position in a certain foreign jurisdiction. Although there have been no material changes to our discontinued foreign operations since December 31, 2013, we continue to evaluate our tax positions as we undergo complex and lengthy tax audits as part of the customary deregistration process in order to liquidate the remainder of the entities.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had $38.3 million of Cash and Cash Equivalents and $19.1 million of Marketable Securities, compared to $41.0 million of Cash and Cash Equivalents and zero Marketable Securities as of December 31, 2013. Cash provided by operating activities was $17.2 million for the six months ended June 30, 2014, compared to cash provided by operating activities of $6.8 million for the six months ended June 30, 2013. We expect our Cash, Cash Equivalents and Marketable Securities at June 30, 2014, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from June 30, 2014.

The increase in cash flows from operating activities was primarily due to the changes in our operating assets and liabilities as discussed below, as well as the decrease in Deferred Income Tax Assets due to the utilization of net operating losses.

Trade Receivables decreased $16.4 million to $8.9 million as of June 30, 2014, compared to $25.3 million as of December 31, 2013, due to seasonally lower revenue. Days sales outstanding ("DSO") at June 30, 2014 were 15.4 days compared to 19.9 days as of December 31, 2013 and 20.2 days as of June 30, 2013. The decrease in DSO at June 30, 2014 compared to December 31, 2013 was due to a higher percentage of our Net Sales being derived from our Direct segment, which generally has a lower DSO than the Retail segment. The decrease in DSO at June 30, 2014 compared to June 30, 2013 was also due to improved collections from Retail customers.

Prepaid and Other Current Assets decreased $1.8 million to $5.1 million as of June 30, 2014 compared to $6.9 million as of December 31, 2013, primarily due to seasonality of the business and royalty payments received from licensees during the first quarter of 2014 for 2013 sales, as well as releasing certain prepaid marketing costs for the recently launched Bowflex® MAX Trainer™.

Inventories increased $7.4 million to $23.2 million as of June 30, 2014, compared to $15.8 million as of December 31, 2013, due to several factors, including pre-buying to allow for production disruption related to a planned factory expansion by a supplier, the potential for work stoppage at certain West Coast ports, and alignment of inventory for a new distribution center that is planned to open in the next quarter. Inventories as of June 30, 2014 compared to June 30, 2013 increased by $9.9 million, due to the above reasons, as well as the increase in Net Sales.

Trade Payables decreased $5.2 million to $32.0 million as of June 30, 2014, compared to $37.2 million as of December 31, 2013, primarily due to seasonality of the business and vendor payments made in the first quarter of 2014 that related to 2013 inventory purchases.

Accrued Liabilities decreased $1.0 million to $8.1 million as of June 30, 2014 compared to $9.1 million as of December 31, 2013, primarily due to incentive compensation payments made in the first quarter of 2014 that related to 2013 performance.

Cash used in investing activities of $20.0 million for the first six months of 2014 was primarily related to the purchase of $19.1 million of marketable securities during the period. Additionally, $1.0 million in capital expenditures was incurred during the period for implementation of new software and hardware information system upgrades and new product tooling equipment. We anticipate spending between $3.3 million to $3.8 million in 2014 for capital projects.

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

The interest rate applicable to borrowings under the Loan Agreement is based on either, at our discretion, Bank of the West's base rate, a floating rate or LIBOR, plus an applicable margin based on certain financial performance metrics. Our borrowing rate was 1.65% as of June 30, 2014. The Loan Agreement contains customary covenants, including minimum fixed charge coverage ratio and leverage ratio, and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lender has the option of terminating its credit commitment and accelerating all obligations under the Loan Agreement. Borrowings under the Loan Agreement are collateralized by substantially all of our assets, including intellectual property assets.

As of June 30, 2014, we had no outstanding borrowings and $0.7 million in standby letters of credit issued under the Loan Agreement. As of June 30, 2014, we were in compliance with the financial covenants of the Loan Agreement and approximately $15.0 million was available for borrowing.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at June 30, 2014.

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

Interest Rate Risk
Our exposure to market risk from changes in interest rates relates primarily to our Cash Equivalents and Marketable Securities. As of June 30, 2014, we held cash equivalents of $19.5 million and marketable securities of $19.1 million. Given that cash equivalents mature within three months or less from the date of purchase and marketable securities mature within twelve months of purchase, a decline in interest rates over time would reduce our interest income, but would not have a material impact on our results of operations, financial position or cash flows.

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
Changes in Internal Control over Financial Reporting

Other than discussed below, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended June 30, 2014, we completed the implementation of a new enterprise resource planning ("ERP") system, which covers all of our significant processes including, but not limited to, revenue and invoicing, purchasing, accounts payable, accounts receivable and general ledger reporting. We believe this new ERP system and related processes enhance our internal control over financial reporting. We may make modifications and upgrades to the ERP system in the future to further enhance our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

In 2004, we were sued in the Southern District of New York by BioSig Instruments, Inc. for alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products. No significant activity in the litigation occurred until 2008. In 2012, the United States District Court granted summary judgment to us on grounds that BioSig’s patents were invalid as a matter of law. BioSig appealed the grant of summary judgment and, in April 2013, the United States Court of Appeals for the Federal Circuit reversed the District Court’s decision on summary judgment and remanded the case to the District Court for further proceedings. On January 10, 2014, the U.S. Supreme Court granted our petition for a writ of certiorari to address the legal standard applied by the Federal Circuit in determining whether the patents may be valid under applicable law. The case was argued before the Supreme Court on April 28, 2014. By decision dated June 2, 2014, the Supreme Court unanimously reversed the Federal Circuit and held that its standard of when a patent may be “indefinite” was incorrect.  The case will return to the Federal Circuit for further proceedings. We do not believe that our use of heart rate monitors utilized or purchased from third parties, and otherwise, infringe the BioSig patents.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of our equity securities during the second quarter ended June 30, 2014:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	1,688	$8.33	—	—
May 1 - May 31	1,996	10.83	—	—
June 1 - June 30	1,998	11.09	—	—
Total	5,682	10.18	—	—
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

Item 6.    Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description

10.1	First Lease Modification Agreement, dated June 19, 2014, to the Office Lease by and between Nautilus, Inc. and Columbia Tech Center, L.L.C. dated July 25, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from Nautilus, Inc.'s quarterly report on Form 10-Q for the three months ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.

August 7, 2014	By:	/S/ Bruce M. Cazenave
Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.

August 7, 2014	By:	/S/ Sidharth Nayar
Sidharth Nayar
Chief Financial Officer (Principal Financial and Accounting Officer)