Form 10-Q
period 2014-09-30
NAUTILUS, INC.
filed 2014-11-06
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
The number of shares outstanding of the registrant's common stock as of October 31, 2014 was 31,307,428 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements
NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$23,740	$40,979
Available-for-sale securities	17,993	—
Trade receivables, net of allowances of $42 and $53	18,265	25,336
Inventories	21,349	15,824
Prepaids and other current assets	6,238	6,927
Income taxes receivable	23	80
Deferred income tax assets	7,370	4,441
Total current assets	94,978	93,587

Property, plant and equipment, net	9,755	8,499
Goodwill	2,626	2,740
Other intangible assets, net	11,085	12,615
Long-term deferred income tax assets	18,323	25,725
Other assets	349	401
Total assets	$137,116	$143,567

Liabilities and Shareholders' Equity
Trade payables	$21,161	$37,192
Accrued liabilities	8,383	9,123
Warranty obligations, current portion	2,121	1,610
Total current liabilities	31,665	47,925
Warranty obligations, non-current	—	28
Income taxes payable, non-current	3,627	2,577
Other long-term liabilities	1,219	1,472
Total liabilities	36,511	52,002
Commitments and contingencies (Note 12)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 31,299 and 31,162 shares issued and outstanding	7,638	6,769
Retained earnings	92,970	84,552
Accumulated other comprehensive income (loss)	(3)	244
Total shareholders' equity	100,605	91,565
Total liabilities and shareholders' equity	$137,116	$143,567

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales	$59,067	$46,256	$179,517	$141,712
Cost of sales	30,272	24,479	87,461	71,912
Gross profit	28,795	21,777	92,056	69,800
Operating expenses:
Selling and marketing	17,086	14,152	54,549	46,546
General and administrative	5,745	4,907	16,507	13,836
Research and development	1,683	1,382	5,338	3,812
Total operating expenses	24,514	20,441	76,394	64,194
Operating income	4,281	1,336	15,662	5,606
Other income (expense):
Interest income	18	4	42	5
Interest expense	(9)	(10)	(21)	(25)
Other, net	43	271	(74)	292
Total other income (expense)	52	265	(53)	272
Income from continuing operations before income taxes	4,333	1,601	15,609	5,878
Income tax provision (benefit)	1,669	101	5,699	(33,814)
Income from continuing operations	2,664	1,500	9,910	39,692
Discontinued operations:
Loss from discontinued operations before income taxes	(241)	(106)	(1,075)	(367)
Income tax provision (benefit) from discontinued operations	(64)	10	417	(81)
Loss from discontinued operations	(177)	(116)	(1,492)	(286)
Net income	$2,487	$1,384	$8,418	$39,406

Basic income per share from continuing operations	$0.09	$0.05	$0.32	$1.28
Basic loss per share from discontinued operations	(0.01)	—	(0.05)	(0.01)
Basic net income per share(1)	$0.08	$0.04	$0.27	$1.27

Diluted income per share from continuing operations	$0.08	$0.05	$0.31	$1.26
Diluted loss per share from discontinued operations	(0.01)	—	(0.05)	(0.01)
Diluted net income per share (1)	$0.08	$0.04	$0.27	$1.25
Shares used in per share calculations:
Basic	31,287	31,128	31,231	31,045
Diluted	31,655	31,488	31,641	31,419

(1)May not add due to rounding.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$2,487	$1,384	$8,418	$39,406
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of income tax expense of $0, $0, $0 and $0	4	—	(6)	—
Foreign currency translation, net of income tax expense (benefit) of $5, $(7), $6 and $14	(253)	112	(241)	(220)
Comprehensive income	$2,238	$1,496	$8,171	$39,186

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Income from continuing operations	$9,910	$39,692
Loss from discontinued operations	(1,492)	(286)
Net income	8,418	39,406
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,887	2,481
Bad debt expense	38	510
Inventory lower-of-cost-or-market adjustments	305	92
Stock-based compensation expense	887	292
Loss on asset dispositions	13	9
Deferred income taxes, net of valuation allowance	4,142	(34,156)
Excess tax deficiency related to stock-based awards	288	—
Changes in operating assets and liabilities:
Trade receivables, net	6,855	4,048
Inventories	(5,844)	1,167
Prepaids and other current assets	763	998
Income taxes	469	(183)
Trade payables	(16,079)	(5,719)
Accrued liabilities, including warranty obligations	196	(1,999)
Net cash provided by operating activities	3,338	6,946

Cash flows from investing activities:
Purchases of available-for-sale securities	(20,973)	—
Proceeds from maturities of available-for-sale securities	2,980	—
Proceeds from sale of assets of discontinued operations	—	113
Purchases of property, plant and equipment	(2,558)	(2,847)
Net cash used in investing activities	(20,551)	(2,734)

Cash flows from financing activities:
Proceeds from exercise of stock options	270	355
Excess tax deficiency related to stock-based awards	(288)	—
Net cash provided by (used in) financing activities	(18)	355

Effect of exchange rate changes on cash and cash equivalents	(8)	(80)
Increase (decrease) in cash and cash equivalents	(17,239)	4,487
Cash and cash equivalents:
Beginning of period	40,979	23,207
End of period	$23,740	$27,694
Supplemental disclosure of cash flow information:
Cash paid for interest	$21	$25
Cash paid for income taxes, net	384	246
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$107	$—
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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2014 and December 31, 2013, our results of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013 and our cash flows for the nine months ended September 30, 2014 and 2013. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

New Accounting Pronouncements

ASU 2014-15
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-12
In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718)". ASU No. 2014-12 addresses accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 indicates that, in such situations, the performance target should be treated as a performance condition and, accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award. Instead, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-09
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers". ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and the International Accounting Standards Board that:

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

ASU 2014-08
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, and amends the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 also enhances the convergence of the FASB’s and the International Accounting Standard Board’s reporting requirements for discontinued operations. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. We do not expect the adoption of ASU 2014-08 to have a material effect on our financial position, results of operations or cash flows.

ASU 2013-11
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013. Since ASU 2013-11 relates only to the presentation of unrecognized tax benefits, our adoption of ASU 2013-11 in January 2014 did not have a material effect on our financial position, results of operations or cash flows.

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

The disposal of the Commercial business assets was completed in April 2011. We reached substantial completion of asset liquidation at December 2012. However, we continue to have legal and accounting expenses as we work with authorities on final deregistration of certain European entities and product liability expenses associated with product previously sold into the Commercial channel. There was no revenue related to the Commercial business for the year ended December 31, 2013, or the three or nine-month periods ended September 30, 2014.

The following table summarizes liabilities for exit costs related to discontinued operations, included in Accrued Liabilities and Other Long-Term Liabilities in our Condensed Consolidated Balance Sheets (in thousands):

Facilities Leases
Balance, December 31, 2013	$831
Adjustments	—
Payments	(192)
Balance, September 30, 2014	$639

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

For additional information, refer to Note 8, Fair Value Measurements.

(4) INVENTORIES
Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. We periodically review inventory for excess, obsolete and slow moving items and make provisions as necessary to properly reflect inventory value.

Inventories consisted of the following (in thousands):

	As of
	September 30, 2014	December 31, 2013
Finished goods	$20,205	$14,259
Parts and components	1,144	1,565
Total inventories	$21,349	$15,824

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				September 30, 2014	December 31, 2013
Automobiles	5			$19	$—
Leasehold improvements	5	to	20	2,845	2,869
Computer software and equipment	3	to	7	28,781	35,554
Machinery and equipment	3	to	5	6,893	5,648
Furniture and fixtures	5			814	688
Work in progress	N/A			335	4,281
Total cost				39,687	49,040
Accumulated depreciation				(29,932)	(40,541)
Total property, plant and equipment, net				$9,755	$8,499

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
All goodwill is assigned to our Direct reporting segment. The rollforward of goodwill was as follows (in thousands):

Balance, January 1, 2013	$2,940
Currency exchange rate adjustment	(200)
Balance, December 31, 2013	2,740
Currency exchange rate adjustment	(114)
Balance, September 30, 2014	$2,626

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				September 30, 2014	December 31, 2013
Other intangible assets:
Indefinite-lived trademarks	N/A			$9,052	$9,052
Patents	8	to	16	18,154	18,154
				27,206	27,206
Accumulated amortization - patents				(16,121)	(14,591)
Other intangible assets, net				$11,085	$12,615

Amortization expense was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Patent amortization	$510	$513	$1,530	$1,538

Future amortization of patents is as follows (in thousands):

Remainder of 2014	$510
2015	828
2016	430
2017	143
2018	65
Thereafter	57
$2,033

(7) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	September 30, 2014	December 31, 2013
Payroll and related liabilities	$4,292	$4,244
Other	4,091	4,879
Total accrued liabilities	$8,383	$9,123

(8) FAIR VALUE MEASUREMENTS

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 - observable inputs such as quoted prices (unadjusted) in active liquid markets for identical securities as of the reporting date;

•
Level 2 - other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; or observable market prices in markets with insufficient volume and/or infrequent transactions; and

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$2,557	$—	$—	$2,557
Commercial paper	—	1,500	—	1,500
Variable-rate demand notes	—	8,000	—	8,000
Total Cash Equivalents	2,557	9,500	—	12,057

Available-for-Sale Securities
Certificates of deposit	—	5,147	—	5,147
Corporate bonds	—	7,846	—	7,846
Commercial paper	—	5,000	—	5,000
Total Available-for-Sale Securities	—	17,993	—	17,993
Total assets measured at fair value	$2,557	$27,493	$—	$30,050

We did not have any liabilities measured at fair value on a recurring basis as of September 30, 2014 or December 31, 2013 and we did not have any assets measured as fair value on a recurring basis as of December 31, 2013.

We recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the three- and nine-months ended September 30, 2014.

We did not have any changes to our valuation techniques during the nine months ended September 30, 2014.

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices. The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Unrealized holding gains and losses are excluded from earnings and are reported net of tax in other comprehensive income until realized. During the first nine months of 2014 and 2013, we did not record any other-than-temporary impairments on our financial assets required to be measured at fair value on a nonrecurring basis.

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily Property, Plant and Equipment, Goodwill, Other Intangible Assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We did not perform any valuations on  assets or liabilities that are valued at fair value on a nonrecurring basis during the first nine months of 2014 or during all of 2013 except for the annual Goodwill and indefinite-lived trade names impairment evaluation that was prepared effective October 1, 2013.

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

Changes in our product warranty obligations were as follows (in thousands):

	Nine months ended September 30,
	2014	2013
Balance, beginning of period	$1,638	$2,492
Accruals	1,719	951
Adjustments	—	(186)
Payments	(1,236)	(1,416)
Balance, end of period	$2,121	$1,841

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Shares used to calculate basic income per share	31,287	31,128	31,231	31,045
Dilutive effect of outstanding options, performance stock units and restricted stock units	368	360	410	374
Shares used to calculate diluted income per share	31,655	31,488	31,641	31,419

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted income per share, primarily because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Stock options	212	298	247	303
Performance stock units	198	84	20	17

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

Following is summary information by reportable segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales:
Direct	$34,498	$25,729	$117,589	$93,678
Retail	23,467	19,369	58,609	44,678
Unallocated royalty income	1,102	1,158	3,319	3,356
Consolidated net sales	$59,067	$46,256	$179,517	$141,712
Contribution:
Direct	$4,133	$1,316	$18,375	$8,533
Retail	3,703	2,875	7,537	4,975
Unallocated royalty income	1,102	1,158	3,319	3,356
Consolidated contribution	$8,938	$5,349	$29,231	$16,864

Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$8,938	$5,349	$29,231	$16,864
Amounts not directly related to segments:
Operating expenses	(4,657)	(4,013)	(13,569)	(11,258)
Other income (expense), net	52	265	(53)	272
Income tax (expense) benefit	(1,669)	(101)	(5,699)	33,814
Income from continuing operations	$2,664	$1,500	$9,910	$39,692

There was no material change in the allocation of assets by segment during the first nine months of 2014 and, accordingly, assets by segment are not presented.

For the three and nine months ended September 30, 2014, Amazon.com accounted for 10.3% and 10.1%, respectively, of our total Net Sales. During the three months ended September 30, 2013, Amazon.com accounted for 10.6% of total Net Sales. No customer represented 10.0% or more of total Net Sales for the nine months ended September 30, 2013.

(12) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of September 30, 2014, we had approximately $0.6 million in standby letters of credit with certain vendors with expiration dates through April 2015.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of September 30, 2014, we had approximately $35.1 million in noncancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of September 30, 2014.

Legal Matters
In 2004, we were sued in the Southern District of New York by BioSig Instruments, Inc. for alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products. No significant activity in the litigation occurred until 2008. In 2012, the United States District Court granted summary judgment to us on grounds that BioSig’s patents were invalid as a matter of law. BioSig appealed the grant of summary judgment and, in April 2013, the United States Court of Appeals for the Federal Circuit reversed the District Court’s decision on summary judgment and remanded the case to the District Court for further proceedings. On January 10, 2014, the U.S. Supreme Court granted our petition for a writ of certiorari to address the legal standard applied by the Federal Circuit in determining whether the patents may be valid under applicable law. The case was argued before the Supreme Court on April 28, 2014. By decision dated June 2, 2014, the Supreme Court unanimously reversed the Federal Circuit, holding that its standard of when a patent may be “indefinite” was incorrect and remanding to the Federal Circuit for reconsideration under the correct standard. The remand hearing in the Federal Circuit was held on October 29, 2014. We do not believe that our use of heart rate monitors utilized or purchased from third parties, and otherwise, infringe the BioSig patents.

In August 2014, we initiated an arbitration proceeding under a 1999 license agreement pursuant to which we had licensed certain rights relating to our TreadClimber® products.  We believe that our obligation to pay royalties under the license agreement ceased in the fourth quarter of 2013. The licensor disputes this and issued a notice under the contract claiming breach of the license agreement and asserting various remedies.  We are seeking a declaratory ruling in the arbitration that we have performed all our obligations under the license agreement, and that there is no continuing obligation to pay royalties.  The licensor has asserted various counterclaims in the arbitration, including contract and intellectual property claims, and asserted various remedies, including termination of the license agreement.  The Company has replied to the counterclaim, denying the allegations and demanded remedies and asserting defenses. The arbitration is being administered by the American Arbitration Association (AAA) and is in its preliminary stages.  No arbitrator has been selected, and no schedule for the arbitration has been set.

In addition to the matters described above, from time to time we are subject to litigation, claims and assessments that arise in the ordinary course of business, including disputes that may arise from intellectual property related matters. Management believes that any liability resulting from such additional matters will not have a material adverse effect on our financial position, results of operations or cash flows.

We record expenses for litigation and loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When a loss contingency is not both probable and estimable, we do not establish an accrued liability. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then we disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose that an estimate cannot be made. No amounts were accrued as of September 30, 2014 related to any outstanding litigation.

Litigation and jury verdicts are, to some degree, inherently unpredictable, and, although we have determined that a loss is not probable in connection with any current legal proceeding at this time, it is reasonably possible that a loss may be incurred in connection with proceedings to which we are a party. Assessment of whether incurrence of a loss is probable, or a reasonable possibility, in connection with a particular proceeding, and estimation of the loss, or a range of loss, involves complex judgments and numerous uncertainties. Management is unable to estimate a range of reasonably possible losses related to litigation in its early stages, especially when the damages sought are indeterminate, or the legal and factual basis for the relevant claims have not been developed with specificity.

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

(13) SUBSEQUENT EVENTS

On November 3, 2014, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $15 million of our outstanding common stock from time to time over the next 24 months. The repurchase program expires November 3, 2016. Share repurchases will be funded with existing cash balances and repurchased shares will be retired and returned to unissued authorized shares. To date, we have not repurchased any shares pursuant to the program.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). All references to the third quarter and first nine months of 2014 and 2013 mean the three or nine-month periods ended September 30, 2014 and 2013, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

As a result of the above and other factors, our period-to-period operating results may not be indicative of future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry. We may not be able to successfully address these risks and difficulties and, consequently, there can be no assurance of any future growth or profitability. For more information, see our discussion of Risk Factors located at Part I, Item 1A of our 2013 Form 10-K.

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

Net Sales for the first nine months of 2014 were $179.5 million, an increase of $37.8 million, or 26.7%, as compared to Net Sales of $141.7 million for the first nine months of 2013. Net sales of our Direct segment increased $23.9 million, or 25.5%, in the first nine months of 2014, compared to the first nine months of 2013, primarily due to increased consumer demand for our cardio products, especially the recently released Bowflex Max Trainer®, which started shipping in January 2014. Net sales of our Retail segment increased by $13.9 million, or 31.2%, in the first nine months of 2014, compared to the first nine months of 2013, primarily due to strong retailer sell-through of our new lineup of cardio products.

Gross Profit for the first nine months of 2014 was $92.1 million, an increase of $22.3 million, or 31.9%, as compared to Gross Profit of $69.8 million for the first nine months of 2013. The increase in Gross Profit dollars and percent was primarily due to the increase in Net Sales and improved absorption of operations-related costs. Operating Expenses for the first nine months of 2014 were $76.4 million, an increase of $12.2 million, or 19.0%, as compared to Operating Expenses of $64.2 million for the first nine months of 2013. The growth in Operating Expenses was primarily related to increases in variable Selling and Marketing expenses as a result of increased Net Sales. Operating Income for the first nine months of 2014 was $15.7 million, an increase of $10.1 million, or 179.4%, as compared to Operating Income of $5.6 million for the first nine months of 2013. The improvement in our operating results for the first nine months of 2014 compared to the first nine months of 2013 was driven primarily by higher Net Sales and Gross Profit in both the Retail and Direct channels.

Income from Continuing Operations was $9.9 million for the first nine months of 2014, or $0.31 per diluted share, compared to Income From Continuing Operations of $39.7 million, or $1.26 per diluted share, for the first nine months of 2013. Net income for the first nine months of 2014 was $8.4 million, compared to net income of $39.4 million for the first nine months of 2013. Net income per diluted share was $0.27 for the first nine months of 2014, compared to $1.25 per diluted share for the first nine months of 2013. Income from Continuing Operations and Net Income in the first nine months of 2013 included a $34.2 million, or $1.09 per diluted share, tax benefit related to the reversal of our deferred tax asset valuation allowance.

Discontinued Operations

Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to the Commercial business in either the 2014 or the 2013 periods, we continue to have legal and accounting expenses as we work with authorities on final deregistration of each entity and product liability expenses associated with product previously sold into our former Commercial channel.

Results of Operations

Results of operations information was as follows (in thousands):

	Three months ended September 30,		Change
	2014	2013	$	%
Net sales	$59,067	$46,256	$12,811	27.7%
Cost of sales	30,272	24,479	5,793	23.7%
Gross profit	28,795	21,777	7,018	32.2%
Operating expenses:
Selling and marketing	17,086	14,152	2,934	20.7%
General and administrative	5,745	4,907	838	17.1%
Research and development	1,683	1,382	301	21.8%
Total operating expenses	24,514	20,441	4,073	19.9%
Operating income	4,281	1,336	2,945	220.4%
Other income (expense):
Interest income	18	4	14
Interest expense	(9)	(10)	1
Other	43	271	(228)
Total other income (expense), net	52	265	(213)
Income from continuing operations before income taxes	4,333	1,601	2,732
Income tax expense	1,669	101	1,568
Income from continuing operations	2,664	1,500	1,164
Loss from discontinued operations, net of income taxes	(177)	(116)	(61)
Net income	$2,487	$1,384	$1,103

	Nine months ended September 30,		Change
	2014	2013	$	%
Net sales	$179,517	$141,712	$37,805	26.7%
Cost of sales	87,461	71,912	15,549	21.6%
Gross profit	92,056	69,800	22,256	31.9%
Operating expenses:
Selling and marketing	54,549	46,546	8,003	17.2%
General and administrative	16,507	13,836	2,671	19.3%
Research and development	5,338	3,812	1,526	40.0%
Total operating expenses	76,394	64,194	12,200	19.0%
Operating income	15,662	5,606	10,056	179.4%
Other income (expense):
Interest income	42	5	37
Interest expense	(21)	(25)	4
Other	(74)	292	(366)
Total other income (expense), net	(53)	272	(325)
Income from continuing operations before income taxes	15,609	5,878	9,731
Income tax expense (benefit)	5,699	(33,814)	39,513
Income from continuing operations	9,910	39,692	(29,782)
Loss from discontinued operations, net of income taxes	(1,492)	(286)	(1,206)
Net income	$8,418	$39,406	$(30,988)

Results of operations information by segment was as follows (in thousands):

	Three months ended September 30,		Change
	2014	2013	$	%
Net sales:
Direct	$34,498	$25,729	$8,769	34.1%
Retail	23,467	19,369	4,098	21.2%
Royalty income	1,102	1,158	(56)	(4.8)%
	$59,067	$46,256	$12,811	27.7%
Cost of sales:
Direct	$13,030	$10,028	$3,002	29.9%
Retail	17,242	14,451	2,791	19.3%
Royalty income	—	—	—
	$30,272	$24,479	$5,793	23.7%
Gross profit:
Direct	$21,468	$15,701	$5,767	36.7%
Retail	6,225	4,918	1,307	26.6%
Royalty income	1,102	1,158	(56)	(4.8)%
	$28,795	$21,777	$7,018	32.2%
Gross margin:
Direct	62.2%	61.0%	120	basis points
Retail	26.5%	25.4%	110	basis points

	Nine months ended September 30,		Change
	2014	2013	$	%
Net sales:
Direct	$117,589	$93,678	$23,911	25.5%
Retail	58,609	44,678	13,931	31.2%
Royalty income	3,319	3,356	(37)	(1.1)%
	$179,517	$141,712	$37,805	26.7%
Cost of sales:
Direct	$43,837	$37,907	$5,930	15.6%
Retail	43,624	34,005	9,619	28.3%
Royalty income	—	—	—
	$87,461	$71,912	$15,549	21.6%
Gross profit:
Direct	$73,752	$55,771	$17,981	32.2%
Retail	14,985	10,673	4,312	40.4%
Royalty income	3,319	3,356	(37)	(1.1)%
	$92,056	$69,800	$22,256	31.9%
Gross margin:
Direct	62.7%	59.5%	320	basis points
Retail	25.6%	23.9%	170	basis points

The following tables compare the Net Sales of our major product lines within each business segment (in thousands):

	Three months ended September 30,		Change
	2014	2013	$	%
Direct net sales:
Cardio products(1)	$31,708	$21,725	$9,983	46.0%
Strength products(2)	2,790	4,004	(1,214)	(30.3)%
	34,498	25,729	8,769	34.1%
Retail net sales:
Cardio products(1)	14,445	9,687	4,758	49.1%
Strength products(2)	9,022	9,682	(660)	(6.8)%
	23,467	19,369	4,098	21.2%

Royalty income	1,102	1,158	(56)	(4.8)%
	$59,067	$46,256	$12,811	27.7%

(1) Cardio products include: TreadClimber®, Max Trainer®, treadmills, exercise bikes, ellipticals, CoreBody Reformer®, Bowflex Boost® and DVDs.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights, UpperCut™ and accessories.

	Nine months ended September 30,		Change
	2014	2013	$	%
Direct net sales:
Cardio products(1)	$106,955	$77,829	$29,126	37.4%
Strength products(2)	10,634	15,849	(5,215)	(32.9)%
	117,589	93,678	23,911	25.5%
Retail net sales:
Cardio products(1)	35,350	20,032	15,318	76.5%
Strength products(2)	23,259	24,646	(1,387)	(5.6)%
	58,609	44,678	13,931	31.2%

Royalty income	3,319	3,356	(37)	(1.1)%
	$179,517	$141,712	$37,805	26.7%

(1) Cardio products include: TreadClimber®, Max Trainer®, treadmills, exercise bikes, ellipticals, CoreBody Reformer®, Bowflex Boost® and DVDs.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights, UpperCut™ and accessories.

Direct

The 34.1% and the 25.5% increase, respectively, in Direct Net Sales in the three and nine-month periods of 2014 compared to the same periods of 2013 were primarily related to the increases in sales of our cardio products, especially the recently released Bowflex Max Trainer®, which started shipping in January 2014. The business also benefited from higher U.S. consumer credit approval rates.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the three and nine-month periods ended September 30, 2014 increased to 40.3% and 40.4%, respectively, compared to 34.3% and 34.5%, respectively, in the same periods of 2013. We attribute the increases to the launch of the Bowflex Max Trainer®, which has attracted consumers with better credit scores, along with our media strategy focused on driving quality consumer leads and an expanded lender base.

The increases in Direct Net Sales of cardio products in the three and nine-month periods of 2014 compared to the same periods of 2013 were partially offset by declines in Direct Net Sales of strength products, primarily due to lower sales of rod-based home gyms. The declines were attributable, in part, to the reduction of advertising for these products over time, as management determined that television advertising spending on this mature product category was generating suboptimal returns. We continue to market and sell rod-based home gyms within the Direct segment through more cost-efficient online media. Additionally, a portion of our sales of strength products have shifted to the Retail segment.

The increases in Cost of Sales of our Direct business in the three and nine-month periods of 2014 compared to the same periods of 2013 were almost entirely related to growth in Direct Net Sales.

The 120 and 320 basis point increase, respectively, in the gross margin of our Direct business for the three and nine-month periods of 2014 compared to the same periods of 2013 were primarily due to improved product mix coupled with higher sales volume.

Retail

The 21.2% and 31.2% increase, respectively, in Retail Net Sales in the three and nine-month periods of 2014 compared to the same periods of 2013 were driven by increased sales of the new lineup of cardio products launched in September 2013.

The increases in Retail Cost of Sales for the three and nine-month periods of 2014 compared to the same periods of 2013 were due to the increase in Retail Net Sales.

The 110 and 170 basis point improvement, respectively, in Retail gross margin in the three and nine-month periods of 2014 compared to the same periods of 2013 were primarily due to greater absorption of fixed supply chain costs with the higher sales volume.

Selling and Marketing

Dollars in thousands	Three months ended September 30,		Change
	2014	2013	$	%
Selling and Marketing	$17,086	$14,152	$2,934	20.7%
As % of Net Sales	28.9%	30.6%

Dollars in thousands	Nine months ended September 30,		Change
	2014	2013	$	%
Selling and Marketing	$54,549	$46,546	$8,003	17.2%
As % of Net Sales	30.4%	32.8%

The increase in Selling and Marketing expense in the three-month period of 2014 compared to the same period of 2013 was primarily related to an increase in media advertising of $1.9 million and an increase in incremental variable sales expense of $0.8 million. The increase in the nine-month period of 2014 compared to the same period of 2013 was primarily due to higher production costs for creative media of $0.9 million, higher marketing program costs of $0.7 million, $3.5 million increase in media advertising, and incremental variable selling expenses of $2.3 million.

The decreases as a percentage of Net Sales in the three and nine-month periods of 2014 compared to the same periods of 2013 were primarily due to the increases in Net Sales.

Media advertising expense of our Direct business is the largest component of Selling and Marketing and was as follows:

Dollars in thousands	Three months ended September 30,		Change
	2014	2013	$	%
Media advertising	$9,534	$7,627	$1,907	25.0%

Dollars in thousands	Nine months ended September 30,		Change
	2014	2013	$	%
Media advertising	$28,383	$24,901	$3,482	14.0%

The increases in media advertising in the three and nine-month periods of 2014 compared to the same periods of 2013 were primarily to drive incremental sales in the Direct business, and to support the media launch of the Bowflex Max Trainer®.

General and Administrative

Dollars in thousands	Three months ended September 30,		Change
	2014	2013	$	%
General and Administrative	$5,745	$4,907	$838	17.1%
As % of Net Sales	9.7%	10.6%

Dollars in thousands	Nine months ended September 30,		Change
	2014	2013	$	%
General and Administrative	$16,507	$13,836	$2,671	19.3%
As % of Net Sales	9.2%	9.8%

The increases in General and Administrative in the three and nine-month periods of 2014 compared to the same periods of 2013 were due to increases in spending on intellectual property registration and legal fees for patent enforcement cases of $0.2 million and $0.7 million, respectively. Additionally, incentive compensation increased by $0.2 million and $0.7 million, respectively, and infrastructure costs increased $0.3 million and $0.6 million, respectively.

The decreases as a percentage of Net Sales in the three and nine-month periods of 2014 compared to the same periods of 2013 were primarily due to the increases in Net Sales.

Research and Development

Dollars in thousands	Three months ended September 30,		Change
	2014	2013	$	%
Research and Development	$1,683	$1,382	$301	21.8%
As % of Net Sales	2.8%	3.0%

Dollars in thousands	Nine months ended September 30,		Change
	2014	2013	$	%
Research and Development	$5,338	$3,812	$1,526	40.0%
As % of Net Sales	3.0%	2.7%

The increases in Research and Development in the three and nine-month periods of 2014 compared to the same periods of 2013 were primarily due to our continued investment in resources required to innovate and broaden our product portfolio.

Other Income (Expense)
Other Income (Expense) primarily relates to the effect of exchange rate fluctuations between the U.S. and Canada.

Income Tax Provision (Benefit)

Dollars in thousands	Three months ended September 30,		Change
	2014	2013	$	%
Income Tax Provision	$1,669	$101	$1,568	n/m
Effective tax rate	38.5%	n/m

Dollars in thousands	Nine months ended September 30,		Change
	2014	2013	$	%
Income Tax Provision (Benefit)	$5,699	$(33,814)	$39,513	n/m
Effective tax rate	36.5%	n/m

n/m - not meaningful

Income Tax Provision from continuing operations for the three and nine-month periods ended September 30, 2014 was primarily related to our profitable U.S. and Canadian operations. Income Tax Provision from continuing operations for the three-month period ended September 30, 2013 was primarily related to our operating results for the period being higher than originally anticipated in the previous quarter of the same year when we determined the amount of valuation allowance to release. Income Tax Benefit from continuing operations for the nine-month period of 2013 was attributable to a partial release of U.S. domestic valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, we had $23.7 million of Cash and Cash Equivalents and $18.0 million of Marketable Securities, compared to $41.0 million of Cash and Cash Equivalents and zero Marketable Securities as of December 31, 2013. Cash provided by operating activities was $3.3 million for the nine months ended September 30, 2014, compared to cash provided by operating activities of $6.9 million for the nine months ended September 30, 2013. We expect our Cash, Cash Equivalents and Marketable Securities at September 30, 2014, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from September 30, 2014.

The decrease in cash flows from operating activities for the nine months ended September 30, 2014 as compared to the same period of 2013 was primarily due to the changes in our operating assets and liabilities as discussed below, as well as the decrease in Deferred Income Tax Assets due to the utilization of net operating loss carryforwards.

Trade Receivables decreased $7.0 million to $18.3 million as of September 30, 2014, compared to $25.3 million as of December 31, 2013, due to seasonally lower Net Sales. Days sales outstanding ("DSO") at September 30, 2014 were 21.7 days compared to 19.9 days as of December 31, 2013 and 23.8 days as of September 30, 2013. The increase in DSO at September 30, 2014 compared to December 31, 2013 was due to the timing of Retail customer purchases. The decrease in DSO at September 30, 2014 compared to September 30, 2013 was due to a higher percentage of our Net Sales being derived from our Direct segment, which generally has a lower DSO than the Retail segment.

Prepaid and Other Current Assets decreased $0.7 million to $6.2 million as of September 30, 2014 compared to $6.9 million as of December 31, 2013, primarily due to seasonality of the business and reduction of royalty receivable of $0.9 million. Prepaid marketing as of September 30, 2014 compared to December 31, 2013 also decreased by $0.9 million due to releasing costs associated with the recently launched Bowflex Max Trainer®, mostly offset by an increase of $0.9 million in deposits for sourcing Nutrition-related inventory in the same period.

Inventories increased $5.5 million to $21.3 million as of September 30, 2014, compared to $15.8 million as of December 31, 2013, due to the addition of a new distribution center, coupled with preparation for the fourth quarter, which is the seasonally largest quarter of the year. Inventories as of September 30, 2014 compared to September 30, 2013 increased by $3.8 million, primarily due to the addition of a new distribution center.

Trade Payables decreased $16.0 million to $21.2 million as of September 30, 2014, compared to $37.2 million as of December 31, 2013, primarily due to seasonality of the business.

Accrued Liabilities decreased $0.7 million to $8.4 million as of September 30, 2014 compared to $9.1 million as of December 31, 2013, primarily due to lower revenue-related reserves.

Cash used in investing activities of $20.6 million for the first nine months of 2014 was primarily related to the purchase of $21.0 million of marketable securities, offset by maturities of marketable securities of $3.0 million during the period. Additionally, $2.6 million in capital expenditures was incurred during the period primarily for implementation of new software and hardware information system upgrades and new product tooling. We anticipate spending between $3.8 million to $4.2 million in 2014 for capital projects.

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

The interest rate applicable to borrowings under the Loan Agreement is based on either, at our discretion, Bank of the West's base rate, a floating rate or LIBOR, plus an applicable margin based on certain financial performance metrics. Our borrowing rate was 1.66% as of September 30, 2014. The Loan Agreement contains customary covenants, including minimum fixed charge coverage ratio and leverage ratio, and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Loan Agreement also contains customary events of default. Upon an event of default, the lender has the option of terminating its credit commitment and accelerating all obligations under the Loan Agreement. Borrowings under the Loan Agreement are collateralized by substantially all of our assets, including intellectual property assets.

As of September 30, 2014, we had no outstanding borrowings and $0.6 million in standby letters of credit issued under the Loan Agreement. As of September 30, 2014, we were in compliance with the financial covenants of the Loan Agreement and approximately $15.1 million was available for borrowing.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at September 30, 2014.

Subsequent Events
On November 3, 2014, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $15 million of our outstanding common stock from time to time over the next 24 months. The repurchase program expires November 3, 2016. Share repurchases will be funded with existing cash balances and repurchased shares will be retired and returned to unissued authorized shares. To date, we have not repurchased any shares pursuant to the program.

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

Interest Rate Risk
Our exposure to market risk from changes in interest rates relates primarily to our Cash Equivalents and Marketable Securities. As of September 30, 2014, we had cash equivalents of $12.1 million, held in a combination of money market funds, commercial paper and variable demand notes, and marketable securities of $18.0 million, held in a combination of certificates of deposit, corporate bonds and commercial paper. Our cash equivalents mature within three months or less from the date of purchase, and our marketable securities mature within twelve months of September 30, 2014. Because of the short-term nature of the instruments in our portfolio, a decline in interest rates would reduce our interest income over time, and an increase in interest rates may negatively effect the market price or liquidity of certain securities within the portfolio, but a change in interest rates would not have a material impact on our results of operations, financial position or cash flows.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a- 15(e) and Rule 15d-15

(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, our management, including the Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting

Other than as discussed below, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2004, we were sued in the Southern District of New York by BioSig Instruments, Inc. for alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products. No significant activity in the litigation occurred until 2008. In 2012, the United States District Court granted summary judgment to us on grounds that BioSig’s patents were invalid as a matter of law. BioSig appealed the grant of summary judgment and, in April 2013, the United States Court of Appeals for the Federal Circuit reversed the District Court’s decision on summary judgment and remanded the case to the District Court for further proceedings. On January 10, 2014, the U.S. Supreme Court granted our petition for a writ of certiorari to address the legal standard applied by the Federal Circuit in determining whether the patents may be valid under applicable law. The case was argued before the Supreme Court on April 28, 2014. By decision dated June 2, 2014, the Supreme Court unanimously reversed the Federal Circuit, holding that its standard of when a patent may be “indefinite” was incorrect and remanding to the Federal Circuit for reconsideration under the correct standard. The remand hearing in the Federal Circuit was held on October 29, 2014. We do not believe that our use of heart rate monitors utilized or purchased from third parties, and otherwise, infringe the BioSig patents.

In August 2014, we initiated an arbitration proceeding under a 1999 license agreement pursuant to which we had licensed certain rights relating to our TreadClimber® products.  We believe that our obligation to pay royalties under the license agreement ceased in the fourth quarter of 2013. The licensor disputes this and issued a notice under the contract claiming breach of the license agreement and asserting various remedies.  We are seeking a declaratory ruling in the arbitration that we have performed all our obligations under the license agreement, and that there is no continuing obligation to pay royalties.  The licensor has asserted various counterclaims in the arbitration, including contract and intellectual property claims, and asserted various remedies, including termination of the license agreement.  The Company has replied to the counterclaim, denying the allegations and demanded remedies and asserting defenses. The arbitration is being administered by the American Arbitration Association (AAA) and is in its preliminary stages.  No arbitrator has been selected, and no schedule for the arbitration has been set.

In addition to the matters described above, from time to time we are subject to litigation, claims and assessments that arise in the ordinary course of business, including disputes that may arise from intellectual property related matters. Management believes that any liability resulting from such additional matters will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of our equity securities during the third quarter ended September 30, 2014:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	1,998	$9.96	—	—
August 1 - August 31	1,997	11.82	—	—
September 1 - September 30	2,306	11.97	—	—
Total	6,301	$11.29	—	—
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

(2)  We did not have any publicly announced equity securities repurchase plans or programs as of the quarter ended September 30, 2014. However, on November 3, 2014, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $15 million of our outstanding common stock from time to time over the next 24 months. The repurchase program expires November 3, 2016. Share repurchases will be funded with existing cash balances and repurchased shares will be retired and returned to unissued authorized shares. To date, we have not repurchased any shares pursuant to the program.

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

101
The following financial statements from Nautilus, Inc.'s quarterly report on Form 10-Q for the three and nine months ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.

November 6, 2014	By:	/S/ Bruce M. Cazenave
Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.

November 6, 2014	By:	/S/ Sidharth Nayar
Sidharth Nayar
Chief Financial Officer (Principal Financial and Accounting Officer)