Form 10-K
period 2014-12-31
NAUTILUS, INC.
filed 2015-02-26
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [ ]    No  [x]
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price ($11.09) as reported on the New York Stock Exchange as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2014) was $346,878,044.
The number of shares outstanding of the registrant's common stock as of February 25, 2015 was 31,365,817 shares.
Documents Incorporated by Reference
The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2015 Annual Meeting of Shareholders.

NAUTILUS, INC.
2014 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. The forward-looking statements in this report include, without limitation: our prospects, resources or capabilities; current or future financial trends; future operating results; future plans for introduction of new products; anticipated demand for our new and existing products; maintenance of appropriate inventory levels; growth in revenues and profits; leverage of operating expenses; future revenues from our licensing initiative; results of increased media investment in the Direct segment; continued improvement in operating margins; expectations for increased Research and Development expenses; the amount expected to be spent on software and equipment in 2015; fluctuations in Net Sales due to seasonality; and our ability to continue to fund our operating and capital needs for the following twelve-month period. Forward-looking statements also include any statements related to our expectations regarding future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, expenses and gross margins, profits or losses, losses from discontinued operations, settlements of warranty obligations, the anticipated outcome of litigation to which we are a party, new product introductions, financing and working capital requirements and resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part I, Item 1A of this report. We do not undertake any duty to update forward-looking statements after the date they are made or conform them to actual results or to changes in circumstances or expectations.

Item 1. Business

OVERVIEW

Founded in 1986, Nautilus is a consumer fitness products company headquartered in Vancouver, Washington and incorporated in the State of Washington in January 1993. We are committed to providing innovative, quality solutions to help people achieve their fitness goals through a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products and related accessories for consumer use, primarily in the United States and Canada, but also in international markets outside North America. Our products are sold under some of the most-recognized brand names in the fitness industry: Nautilus®, Bowflex®, Schwinn® and Universal®.

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

Beginning in 2009, we began the divestiture of our Commercial business, which focused on the sale of commercial fitness equipment into gyms, health clubs, and fitness centers. That process was largely completed in 2011, and we reached substantial completion of asset liquidation at December 31, 2012. Results of operations from the Commercial business are presented as Discontinued Operations for all periods. There was no revenue related to the Commercial business for the years ended December 31, 2014, 2013 or 2012.

BUSINESS STRATEGY

We are focused on developing and marketing consumer fitness equipment and related products to help people enjoy healthier lives. Our products are targeted to meet the needs of a broad range of consumers, including fitness enthusiasts and individuals who are seeking the benefits of regular exercise. We have diversified our business by expanding our portfolio of high-quality fitness equipment into multiple product lines utilizing our well-recognized brand names. We are focused exclusively on consumer markets and distribution channels and view the continual innovation of our product offerings as a key aspect of our business strategy. We regularly refresh our existing product lines with new technologies and finishes, and focus significant effort and resources on the development or acquisition of innovative new fitness products for introduction to the marketplace at periodic intervals.

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

Our long-term strategy involves:

•	creatively marketing our equipment, both directly to consumers and through our Retail customers, while leveraging our well-known brand names;

•	enhancing our product lines by designing fitness equipment that meets or exceeds the high expectations of our customers;

•	utilizing our strengths in product engineering to reduce product costs;

•	continuing our investment in research and development activities aimed at acquiring or creating new technologies;

•	increasing our international Retail sales and distribution; and

•	maximizing available royalty revenues from the licensing of our brands and intellectual property.

PRODUCTS

We market quality cardiovascular, strength and nutrition fitness products that cover a broad range of price points and features. Our products are designed for home use by individuals with varying exercise needs. From the person who works out occasionally to the serious athlete, we have products that will help them achieve their fitness objectives.

•	Nautilus® is our corporate umbrella brand and is also used to differentiate certain specialized cardio, treadmills, ellipticals and bike products.

•
Our Bowflex® brand represents a highly-regarded line of fitness equipment comprised of both cardio and strength products, including the TreadClimber® and Max Trainer® specialized cardio machines, PowerRod® and Revolution® home gyms and SelectTech® dumbbells, and nutrition supplements including Bowflex BodyTM.

•	Our Schwinn® brand is known for its popular line of exercise bikes, including the Airdyne®, treadmills, and ellipticals.

•	Our Universal® brand, one of the oldest and most recognized names in the fitness industry, currently offers a line of kettlebell weights and weight benches.

While we offer our full product assortment to our Direct customers through our Internet websites and our catalogs, we generally differentiate the product models offered in our Direct and Retail sales channels. Currently, our Bowflex TreadClimber® and Max Trainer® product lines are offered for sale primarily through our Direct sales channel.

Approximately 79% of our revenue in 2014 was derived from sales of consumer cardio products. While we continue to be a leader in the consumer strength product category, we believe the much larger market for cardio products offers us greater opportunity for growth.

BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

We conduct our business in two segments, Direct and Retail. For further information regarding our segments and geographic information, see Note 16, Segment and Geographic Information, to our consolidated financial statements in Part II, Item 8 of this report.

SALES AND MARKETING

Direct
In our Direct business, we market and sell our products, principally Bowflex® cardio and strength products, directly to consumers. While we are, and plan to continue to be, a large direct marketer of strength products in the United States, our advertising emphasis has shifted toward cardio products, especially the Bowflex TreadClimber® and Bowflex Max Trainer®, as cardio products represent the largest component of the fitness equipment market and a growing part of our business. Sales of cardio products represented 91% of our Direct channel revenues in 2014, compared to 84% in 2013 and 81% in 2012.

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

In order to facilitate consumer purchases, we partner with several third party credit providers. Credit approval rates are an important variable in the number of Direct products we sell in a given period. Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers increased to 41% in 2014 from 36% in 2013 and 32% in 2012.

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

Our research and development expenses were $7.2 million, $5.6 million and $4.2 million in 2014, 2013 and 2012, respectively, as we increased our investment in new product development resources and capabilities. We expect our research and development expenses to increase in 2015 as we continue to increase our investment in new product development.

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

MERCHANDISE SOURCING

All of our products are produced by third-party manufacturers, and, in 2014, all of our manufacturing partners were located in Asia. Although multiple factories bid on and are able to produce most of our products, we typically select one factory to produce any given product. Lead times for inventory purchases from our Asian suppliers, from order placement to receipt of goods, generally range from approximately two to three months, of which transit time represents three-to-four weeks. The length of our lead times requires us to place advance manufacturing orders based on management forecasts of future demand for our products. We attempt to compensate for our long replenishment lead times by maintaining adequate levels of inventory at our warehousing facilities.

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

LOGISTICS

Our warehousing and distribution facilities are located in Portland, Oregon, Obetz, Ohio, and Winnipeg, Manitoba. In our Direct business, we strive to maintain inventory levels that will allow us to ship our products shortly after receiving a customer's order. We use common carriers for substantially all of our merchandise shipments to Direct customers.

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

In 2014 approximately 54% of our Retail customers orders were shipped by our contract manufacturers in Asia directly to our Retail customer locations, typically in container loads. The use of such direct shipments allows us to maintain lower levels of inventory in our warehouses, resulting in lower storage, handling, freight, insurance and other costs. We use various commercial truck lines for our merchandise shipments to Retail customers.

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

EMPLOYEES

As of February 25, 2015, we had approximately 340 employees, substantially all of whom were full-time. None of our employees are subject to collective bargaining agreements. We have not experienced a material interruption of our operations due to labor disputes.

INTELLECTUAL PROPERTY

Trademarks, patents and other forms of intellectual property are vital to the success of our business and are an essential factor in maintaining our competitive position in the health and fitness industry.

Trademarks
We own many trademarks including Nautilus®, Bowflex®, PowerRod®, Bowflex Revolution®, TreadClimber®, Bowflex Max Trainer®, SelectTech®, Trimline®, Airdyne®, Bowflex Boost®, Bowflex BodyTM and Universal®. Nautilus is the exclusive licensee under the Schwinn® mark for indoor fitness products. We believe that having distinctive trademarks that are readily identifiable by consumers is an important factor in creating a market for our products, maintaining a strong company identity and developing brand loyalty among our customers. In addition, we have granted licenses to certain third-parties to use the Nautilus, Schwinn and TreadClimber trademarks on commercial fitness products, for which we receive royalty income and expanded consumer awareness of our brands.

Each federally registered trademark is renewable indefinitely if the trademark is still in use at the time of renewal.

Patents and Designs
Building our intellectual property portfolio is an important factor in maintaining our competitive position in the health and fitness equipment industry. We have followed a policy of filing applications for U.S. and non-U.S. patents on utility and design inventions that we deem valuable to our business.

We own or license patents and design registrations covering a variety of technologies, some of which are utilized in our selectorized dumbbells, treadmills, and exercise bikes. Nautilus is also the licensee of patents that cover the Bowflex Revolution® home gyms. Patent and design protection for these technologies, which are utilized in products sold in both the Direct and Retail segments, extends as far as 2028.

Additionally, we maintain a portfolio of patents related to our TreadClimber® specialized cardio machines, which are sold primarily in our Direct segment. The portfolio includes approximately 24 issued U.S. patents covering various product features and other technologies associated with our TreadClimber® products.

A patent covering certain aspects of our TreadClimber® products expired in 2013. Additional individual patents covering elements of our TreadClimber® products have expiration dates ranging from 2021 to 2031. Expiration or invalidity of patents within our TreadClimber® portfolio could trigger the introduction of similar products by our competitors. Although we view each of the patents within our portfolio as very valuable, we do not view any single patent as critical to our success or ability to differentiate our TreadClimber® products from similar products that may be introduced by competitors in the future. We regularly monitor commercial activity in our industry to guard against potential infringement. We protect our proprietary rights vigorously and take prompt, reasonable actions to prevent counterfeit or products and other infringement on our intellectual property.

BACKLOG

We define our customer order backlog to include firm orders for future shipment to our Retail customers, whether or not subject to cancellation, as well as unfulfilled consumer orders within the Direct segment. In our past reports we calculated our customer order backlog to include only sales of backordered products that were not expected to be available for shipment within typical delivery timeframes.

Backlog as of a given date fluctuates based on specific timing of product shipment within the typical shipment timeframes for each of our segments. Retail orders comprise the larger portion of our order backlog, while Direct orders comprise a smaller portion of our backlog due to shorter fulfillment timeframes.

Our customer order backlog as of December 31, 2014 and 2013 was approximately $21.1 million and $11.1 million, respectively. The increase in the overall backlog as of December 31, 2014 resulted from delays in receipt of merchandise due to the west coast port slow down.

SIGNIFICANT CUSTOMERS

In 2014, 2013 and 2012, Amazon.com accounted for 11.3%, 11.2% and 11.7%, respectively, of our Net Sales.
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

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, and other information as filed with the SEC, available free of charge on our corporate website. In addition, our Code of Business Conduct and Ethics, corporate governance policies, and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on our corporate website. The information presented on our corporate website is not part of this report.

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

A decline in sales of TreadClimber® and/or Max Trainer® products without a corresponding increase in sales of other products would negatively affect our future revenues and operating results.

Sales of cardio products, especially Bowflex TreadClimber® and Bowflex Max Trainer® products, represent a substantial portion of our Direct segment revenues. Introduction by competitors of comparable products at lower price-points, a maturing product lifecycle or other factors could result in a decline in our revenues derived from these products. A significant decline in our sales of these products would have a material adverse effect on our operating results, financial position and cash flows.

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

Success of each of our products depends substantially on the amount of discretionary funds available to our customers. Global credit and financial markets have experienced extreme disruptions in the recent past, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that similar disruptions will not occur in the future. Deterioration in general economic conditions may depress consumer spending, especially spending for discretionary consumer products such as ours. Poor economic conditions could in turn lead to substantial decreases in our net sales or have a material adverse effect on our operating results, financial position and cash flows.

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

Historically, a significant portion of our Direct sales have been financed for our customers under various programs offered by third-party consumer credit financing sources. Reductions in consumer lending and the availability of consumer credit could limit the number of customers with the financial means to purchase our products. Higher interest rates could increase monthly payments for consumer products financed through one of our financing partners or through other sources of consumer financing. In the past, we have partnered with financial service companies to assist our customers in obtaining financing to purchase our products. Our present agreements with our third party consumer credit financing providers enable certain customers to obtain financing if they qualify for the provider's private label revolving credit card. We cannot be assured that our third party financing providers will continue to provide consumers with access to credit or that credit limits under such arrangements will not be reduced. Such restrictions or reductions in the availability of consumer credit could have a material adverse impact on our results of operations, financial position and cash flows.

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

Substantially all of our products are manufactured outside of the U.S. and a portion of our revenue is derived from sales outside the U.S., primarily in Canada, but also in markets outside North America. Accordingly, our future results could be materially adversely affected by a variety of factors pertaining to international trade, including: changes in a specific country's or region's political or economic conditions; trade restrictions; import and export licensing requirements; changes in regulatory requirements; additional efforts to comply with a variety of foreign laws and regulations; and longer payment cycles in certain countries, thus requiring us to finance customer purchases over a longer period than those made in the U.S. In addition, we rely on the performance of our employees located in foreign countries. Our ability to control the actions of these employees may be limited by the laws and regulations in effect in each country. Changes in any of the above factors could have a material adverse effect on our operating results, financial position and cash flows.

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

A patent covering aspects of our TreadClimber® products expired during 2013. Although we own a number of other patents covering aspects of our TreadClimber® products, the introduction of comparable products designed to compete with our TreadClimber® line of specialized cardio machines may increase in the future as a result of these patent expirations. Sales of cardio products, including Bowflex TreadClimber® products, represent a substantial portion of our Direct segment revenues. Introduction by competitors of comparable products, a maturing product lifecycle or other factors could result in a decline in our revenues derived from these products. A significant decline in our sales of these products, without offsetting sales gains, would have a material adverse effect on our operating results, financial position and cash flows.

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

We also may not be able to successfully acquire intellectual property rights, protect existing rights, or potentially prevent others from claiming that we have violated their proprietary rights. We could incur substantial costs in defending against such claims even if they are without basis, and we could become subject to judgments or settlements requiring us to pay substantial damages, royalties or other charges.

Future impairments of intangible assets could negatively impact our operating results.

We had goodwill of $2.5 million and other intangible assets of $10.6 million as of December 31, 2014. Any future impairment charges, if significant, could materially and adversely affect our operating results. An unexpected decline in revenue, changes in market conditions, changes in competitive products or technologies or a change in management's intentions regarding utilization of intangible assets could lead to future impairment charges.

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

Disruption to our information and communication systems could result in interruptions to our business and potential implementation of new systems for critical business functions may heighten the risk of disruption.

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

System failures or service interruptions may occur as the result of a number of factors, including: computer viruses; hacking or other unlawful activities by third parties; disasters; equipment, hardware or software failures; ineffective design or implementation of new systems or systems upgrades; cable outages, extended power failures, or our inability or failure to properly protect, repair or maintain our communication and information systems. To mitigate the risk of business interruption, we have in place a disaster recovery program that targets our most critical operational systems. If our disaster recovery system is ineffective, in whole or in part, or efforts conducted by us or third-parties to prevent or respond to system interruptions in a timely manner are ineffective, our ability to conduct operations would be significantly affected. If we do not consider the potential impact of critical decisions related to systems or process design and implementation, this could lead to operational challenges and increased costs. Any of the aforementioned factors could have a material adverse affect on our operating results, financial position and cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Following is a summary of each of our properties as of December 31, 2014:

Location	Primary Function(s)	Owned or Leased
Washington	Corporate headquarters, customer call center and R&D facility	Leased
Oregon	Warehouse and distribution	Leased
Ohio	Warehouse and distribution	Leased
Canada	Warehouse and distribution	Leased
China	Quality assurance office	Leased

Our properties are used by both our Direct and Retail segments. The properties generally are well-maintained, adequate and suitable for their intended purposes, and we believe our existing properties will meet our operational needs for the foreseeable future. If we require additional warehouse or office space in the future, we believe we will be able to obtain such space on commercially reasonable terms.

Item 3. Legal Proceedings

In 2004, we were sued in the Southern District of New York by BioSig Instruments, Inc. for alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products. No significant activity in the litigation occurred until 2008. In 2012, the United States District Court granted summary judgment to us on grounds that BioSig’s patents were invalid as a matter of law. BioSig appealed the grant of summary judgment and, in April 2013, the United States Court of Appeals for the Federal Circuit reversed the District Court’s decision on summary judgment and remanded the case to the District Court for further proceedings. On January 10, 2014, the U.S. Supreme Court granted our petition for a writ of certiorari to address the legal standard applied by the Federal Circuit in determining whether the patents may be valid under applicable law. The case was argued before the Supreme Court on April 28, 2014. By decision dated June 2, 2014, the Supreme Court unanimously reversed the Federal Circuit, holding that its standard of when a patent may be “indefinite” was incorrect and remanding to the Federal Circuit for reconsideration under the correct standard. The remand hearing in the Federal Circuit was held on October 29, 2014, and no decision has yet been issued. We do not believe that our use of heart rate monitors utilized or purchased from third parties, and otherwise, infringe the BioSig patents.

In August 2014, we initiated an arbitration proceeding under a 1999 license agreement pursuant to which we had licensed certain rights relating to our TreadClimber® products. We believe that our obligation to pay royalties under the license agreement ceased in the fourth quarter of 2013. The licensor disputes this and issued a notice under the contract claiming breach of the license agreement and asserting various remedies. We are seeking a declaratory ruling in the arbitration that we have performed all our obligations under the license agreement, and that there is no continuing obligation to pay royalties. The licensor has asserted various counterclaims in the arbitration, including contract and intellectual property claims, and asserted various remedies, including termination of the license agreement. The Company has replied to the counterclaim, denying the allegations and demanded remedies and asserting defenses. The arbitration is being administered by the American Arbitration Association (AAA) and is in its preliminary stages. An arbitrator has been selected, however, a stay of the arbitration proceedings has been issued.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock
Our common stock is listed on the New York Stock Exchange (the “NYSE”) and trades under the symbol “NLS.” As of February 25, 2015, there were 49 holders of record of our common stock and approximately 7,000 beneficial shareholders. The following table sets forth the high and low sales prices of our common stock for each period presented:

	High	Low
2014:
Quarter 1	$9.66	$7.71
Quarter 2	$11.99	$7.94
Quarter 3	$13.31	$9.75
Quarter 4	$15.48	$10.72
2013:
Quarter 1	$7.66	$3.48
Quarter 2	$8.75	$6.34
Quarter 3	$9.87	$6.15
Quarter 4	$8.49	$6.76

We did not pay any dividends on our common stock in 2014 or 2013, and we currently have no plans to pay dividends on our common stock in future periods. Payment of any future dividends, in accordance with our borrowing arrangements, is at the discretion of our Board of Directors, which considers various factors such as our financial condition, operating results, current and anticipated cash needs and future expansion plans.

Equity Compensation Plans
See Part III, Item 12 for Equity Compensation Plan information.

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of our equity securities during the fourth quarter ended December 31, 2014:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1 to October 31, 2014	2,307	$13.38	—	$—
November 1 to November 30, 2014	4,467	$12.83	—	$15,000,000
December 1 to December 31, 2014	4,467	$15.18	—	$15,000,000
Total	11,241	$13.88	—	$15,000,000

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

(2)  On November 3, 2014, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $15 million of our outstanding common stock from time to time over a period of 24 months. The repurchase program expires November 3, 2016. To date, no shares have been repurchased pursuant to the program.

Stock Performance Graph
The graph below compares the cumulative total stockholder return of our common stock with the cumulative total return of the NYSE Composite Index and the S&P SmallCap 600 Growth index for the period commencing December 31, 2009 and ending on December 31, 2014. The S&P SmallCap 600 Growth was chosen because we do not believe we can reasonably identify an industry index or specific peer issuer that would offer a meaningful comparison. The S&P SmallCap 600 Growth represents a broad-based index of companies with similar market capitalization.

The graph assumes $100 was invested, on December 31, 2009, in our common stock and each index presented. The comparisons in the table below are not intended to forecast or be indicative of future performance of our common stock.

$800
$700
$600
$500
$400
$300
$200
$100
$-

	12/31/09	12/31/10	12/30/11	12/31/12	12/31/13	12/31/14
NLS	$100.00	$87.68	$86.21	$172.91	$415.27	$747.78
NYSE Composite	$100.00	$110.84	$104.07	$117.52	$144.75	$150.86
S&P SmallCap 600 Growth	$100.00	$124.98	$124.78	$103.19	$145.93	$150.22

NLS NYSE Composite S&P SmallCap 600 Growth

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in connection with our audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statements of operations data for fiscal years 2014, 2013 and 2012, and the selected consolidated balance sheets data as of December 31, 2014 and 2013 are derived from, and are qualified by reference to, the audited consolidated financial statements which are included in this Form 10-K. The consolidated statements of operations data for fiscal 2011 and 2010 and the consolidated balance sheets data as of December 31, 2012, 2011 and 2010 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	For the Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data
Net sales	$274,447	$218,803	$193,926	$180,412	$168,450
Cost of sales	133,872	112,326	102,889	101,953	91,704
Gross profit	140,575	106,477	91,037	78,459	76,746

Operating expenses:
Selling and marketing	81,059	66,486	58,617	54,494	64,039
General and administrative	22,131	18,705	17,669	17,143	19,371
Research and development	7,231	5,562	4,163	3,223	2,905
Total operating expenses	110,421	90,753	80,449	74,860	86,315

Operating income (loss)	30,154	15,724	10,588	3,599	(9,569)

Other income (expense):
Interest income	63	14	18	65	15
Interest expense	(25)	(36)	56	(466)	(140)
Other	32	337	(246)	(11)	464
Total other income (expense)	70	315	(172)	(412)	339

Income (loss) from continuing operations before income taxes	30,224	16,039	10,416	3,187	(9,230)
Income tax provision (benefit)(1)	9,841	(32,085)	(226)	686	588
Income (loss) from continuing operations	20,383	48,124	10,642	2,501	(9,818)
Income (loss) from discontinued operations	(1,588)	(170)	6,241	(1,081)	(13,023)
Net income (loss)	$18,795	$47,954	$16,883	$1,420	$(22,841)

Basic income (loss) per share from continuing operations	$0.65	$1.55	$0.34	$0.08	$(0.32)
Basic income (loss) per share from discontinued operations	(0.05)	(0.01)	0.21	(0.03)	(0.42)
Basic net income (loss) per share	$0.60	$1.54	$0.55	$0.05	$(0.74)

Diluted income (loss) per share from continuing operations	$0.64	$1.53	$0.34	$0.08	$(0.32)
Diluted income (loss) per share from discontinued operations	(0.05)	(0.01)	0.21	(0.03)	(0.42)
Diluted net income (loss) per share	$0.59	$1.52	$0.55	$0.05	$(0.74)

Shares used in per share calculations:
Basic	31,253	31,072	30,851	30,746	30,744
Diluted	31,688	31,457	30,974	30,776	30,744

	As of December 31,
Consolidated Balance Sheets Data	2014	2013	2012	2011	2010
Cash and investments	$72,190	$40,979	$23,207	$17,427	$14,296
Working capital	83,080	45,662	25,410	19,439	15,316
Total assets	175,654	143,567	94,311	82,813	78,367
Long-term notes payable	—	—	—	5,598	5,141
Other long-term liabilities	4,911	4,077	6,508	6,614	6,148
Total shareholders' equity	111,072	91,565	43,326	31,953	30,799

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

Our Net Sales in 2014 were $274.4 million, an increase of $55.6 million, or 25.4%, compared to Net Sales of $218.8 million in 2013. Net Sales of our Direct segment increased $38.9 million, or 28.5%, compared to 2013, primarily due to increased consumer demand for our cardio products, especially the Bowflex Max Trainer®. Net Sales of our Retail segment increased by $16.4 million, or 21.4% in 2014, compared to 2013, primarily due to growth in recently launched cardio products.

Income from Continuing Operations was $20.4 million, or $0.64 per diluted share, in 2014, compared to $48.1 million, or $1.53 per diluted share, in 2013. Income from Continuing Operations in 2014 and 2013 included a $1.2 million and a $38.9 million credit related to the reversal of our deferred tax asset valuation allowance, respectively. Without consideration of the reversal of our deferred tax asset valuation allowance, the improvement in our results from continuing operations in 2014, compared to 2013, was driven primarily by higher sales and increased operating income in both our Direct and Retail segments.

Net Income was $18.8 million, or $0.59 per diluted share, in 2014, compared to $48.0 million, or $1.52 per diluted share, in 2013. Net Income in 2014 and 2013 included a $1.2 million and a $38.9 million credit related to the reversal of our deferred tax asset valuation allowance, respectively.

DISCONTINUED OPERATIONS

Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Income from Discontinued Operations of $6.2 million in 2012 primarily represents a currency translation adjustment gain related to the liquidation of European subsidiaries. Although there was no revenue related to the Commercial business in 2014, 2013 or 2012, we continue to have legal and accounting expenses as we work with authorities on final deregistration of each entity, and product liability and other legal expenses associated with product previously sold into the Commercial channel.

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

Goodwill and Other Long-Term Assets Valuation
We evaluate our indefinite-lived intangible assets and goodwill for potential impairment annually or when events or circumstances indicate their carrying value may be impaired. Finite-lived intangible assets, including patents and patent rights, and property, plant and equipment are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. No goodwill or other long-term asset impairment charges were recognized in 2014, 2013 or 2012.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment in order to estimate future cash flows and asset fair values. Our judgments regarding potential impairment are based on a number of factors including: the timing and amount of anticipated cash flows; market conditions; relative levels of risk; the cost of capital; terminal values; royalty rates; and the allocation of revenues, expenses and assets and liabilities to business segments. Each of these factors can significantly affect the value of our Goodwill or other long-term assets and, thereby, could have a material adverse effect on our financial position and results of operations.

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

We have recorded a valuation allowance to reduce our deferred income tax assets to the amount we believe is more likely than not to be realized. Each quarter, we assess the total weight of positive and negative evidence including cumulative income or loss for the past three years and forecasted taxable income and re-evaluate whether any adjustments or release of all or any portion of valuation allowance is appropriate. As a result of this evaluation, for example, in the second quarter of 2013, we concluded that a majority of the existing valuation allowance on our domestic deferred income tax assets was no longer required. Further, in the fourth quarter of 2014, after re-evaluating the potential realization of the remainder of our deferred income tax assets, we concluded that, as of December 31, 2014, a portion of the existing valuation allowance against state net operating loss deferred tax assets was no longer necessary. Accordingly, an income tax benefit of $1.2 million was recorded in the fourth quarter of 2014 related to the reduction of our existing valuation allowance.

As of December 31, 2014, we have a valuation allowance against net deferred income tax assets of $6.2 million. If our assumptions change and we determine we will be able to realize these deferred income tax assets, the tax benefits related to any reversal of the valuation allowance will be accounted for in the period in which we make such determination. Likewise, should we determine that we would not be able to realize our deferred income tax assets in the future, an adjustment to the valuation allowance to reserve for the deferred income tax assets would increase expense in the period such determination was made.

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

Results of operations information was as follows (in thousands):

	Year Ended December 31,
	2014	2013	Change	% Change
Net sales	$274,447	$218,803	$55,644	25.4%
Cost of sales	133,872	112,326	21,546	19.2%
Gross profit	140,575	106,477	34,098	32.0%
Operating expenses:
Selling and marketing	81,059	66,486	14,573	21.9%
General and administrative	22,131	18,705	3,426	18.3%
Research and development	7,231	5,562	1,669	30.0%
Total operating expenses	110,421	90,753	19,668	21.7%
Operating income	30,154	15,724	14,430	91.8%
Other income (expense):
Interest income	63	14	49
Interest expense	(25)	(36)	11
Other	32	337	(305)
Total other income (expense), net	70	315	(245)
Income before income taxes	30,224	16,039	14,185
Income tax provision (benefit)	9,841	(32,085)	41,926
Income from continuing operations	20,383	48,124	(27,741)
Loss from discontinued operations, net of income taxes	(1,588)	(170)	(1,418)
Net income	$18,795	$47,954	$(29,159)

	Year Ended December 31,
	2013	2012	Change	% Change
Net sales	$218,803	$193,926	$24,877	12.8%
Cost of sales	112,326	102,889	9,437	9.2%
Gross profit	106,477	91,037	15,440	17.0%
Operating expenses:
Selling and marketing	66,486	58,617	7,869	13.4%
General and administrative	18,705	17,669	1,036	5.9%
Research and development	5,562	4,163	1,399	33.6%
Total operating expenses	90,753	80,449	10,304	12.8%
Operating income	15,724	10,588	5,136	48.5%
Other income (expense):
Interest income	14	18	(4)
Interest expense	(36)	56	(92)
Other	337	(246)	583
Total other income (expense), net	315	(172)	487
Income before income taxes	16,039	10,416	5,623
Income tax benefit	(32,085)	(226)	(31,859)
Income from continuing operations	48,124	10,642	37,482
Income (loss) from discontinued operations, net of income taxes	(170)	6,241	(6,411)
Net income	$47,954	$16,883	$31,071

Results of operations information by segment was as follows (in thousands):

	Year Ended December 31,
	2014	2013	Change	% Change
Net sales:
Direct	$175,593	$136,663	$38,930	28.5%
Retail	93,223	76,775	16,448	21.4%
Royalty income	5,631	5,365	266	5.0%
	$274,447	$218,803	$55,644	25.4%

Cost of sales:
Direct	$64,362	$55,008	$9,354	17.0%
Retail	69,510	57,318	12,192	21.3%
Royalty income	—	—	—
	$133,872	$112,326	$21,546	19.2%
Gross profit:
Direct	$111,231	$81,655	$29,576	36.2%
Retail	23,713	19,457	4,256	21.9%
Royalty income	5,631	5,365	266	5.0%
	$140,575	$106,477	$34,098	32.0%
Gross margin:
Direct	63.3%	59.7%	360	basis points
Retail	25.4%	25.3%	10	basis points

	Year Ended December 31,
	2013	2012	Change	% Change
Net sales:
Direct	$136,663	$124,978	$11,685	9.3%
Retail	76,775	63,891	12,884	20.2%
Royalty income	5,365	5,057	308	6.1%
	$218,803	$193,926	$24,877	12.8%

Cost of sales:
Direct	$55,008	$53,349	$1,659	3.1%
Retail	57,318	49,540	7,778	15.7%
Royalty income	—	—	—
	$112,326	$102,889	$9,437	9.2%
Gross profit:
Direct	$81,655	$71,629	$10,026	14.0%
Retail	19,457	14,351	5,106	35.6%
Royalty income	5,365	5,057	308	6.1%
	$106,477	$91,037	$15,440	17.0%
Gross margin:
Direct	59.7%	57.3%	240	basis points
Retail	25.3%	22.5%	280	basis points

The following tables compare the Net Sales of our major product lines within each business segment (in thousands):

	Year Ended December 31,
	2014	2013	Change	% Change
Direct net sales:
Cardio products(1)	$160,249	$114,846	$45,403	39.5%
Strength products(2)	15,344	21,817	(6,473)	(29.7)%
	175,593	136,663	38,930	28.5%
Retail net sales:
Cardio products(1)	56,262	36,692	19,570	53.3%
Strength products(2)	36,961	40,083	(3,122)	(7.8)%
	93,223	76,775	16,448	21.4%

Royalty income	5,631	5,365	266	5.0%
	$274,447	$218,803	$55,644	25.4%

(1) Cardio products include: TreadClimber®, Max Trainer®, treadmills, exercise bikes, ellipticals, Bowflex Boost®, Bowflex BodyTM and DVDs.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights, UpperCut™ and accessories.

	Year Ended December 31,
	2013	2012	Change	% Change
Direct net sales:
Cardio products(1)	$114,846	$100,677	$14,169	14.1%
Strength products(2)	21,817	24,301	(2,484)	(10.2)%
	136,663	124,978	11,685	9.3%
Retail net sales:
Cardio products(1)	36,692	36,209	483	1.3%
Strength products(2)	40,083	27,682	12,401	44.8%
	76,775	63,891	12,884	20.2%

Royalty income	5,365	5,057	308	6.1%
	$218,803	$193,926	$24,877	12.8%

(1) Cardio products include: TreadClimber®, Max Trainer®, treadmills, exercise bikes, ellipticals, Bowflex Boost®, Bowflex BodyTM and DVDs.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights, UpperCut™ and accessories.

Net Sales and Cost of Sales

Direct

The 28.5% increase in Direct Net Sales in 2014 compared to 2013 was primarily related to a 39.5% increase in Direct sales of our cardio products that was due primarily to growth of the Bowflex Max Trainer®, which started shipping in January 2014, partially offset by a decline in the Bowflex TreadClimber®. The business also benefited from higher U.S. consumer credit approval rates.

The 9.3% increase in Direct Net Sales in 2013 compared to 2012 was primarily related to a 14.1% increase in sales of our cardio products, reflecting strong consumer demand, especially for our Bowflex TreadClimber®, which we believe was driven by increased advertising effectiveness, improved call center effectiveness and higher U.S. consumer credit approval rates.

The increases in Direct Net Sales of cardio products in 2014 compared to 2013, and in 2013 compared to 2012, were partially offset by a 29.7% and a 10.2% decline, respectively, in Direct Net Sales of strength products, primarily rod-based home gyms. The declines in sales of rod-based home gyms were attributable, in part, to the reduction of advertising for these products over time, as management determined that television advertising spending on this mature product category was generating suboptimal returns. We continue to market and sell rod-based home gyms through more cost efficient online media and through the Retail channel.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers were 41.4% in 2014 compared to 36.1% in 2013 and 31.6% in 2012.

The increase in Cost of Sales in our Direct business in 2014 compared to 2013 , and in 2013 compared to 2012, was almost entirely related to the growth in Direct Net Sales.

The 360 basis point increase in the gross margin of our Direct business for 2014 compared to 2013 was primarily driven by improvements in product mix coupled with lower product costs related to expired royalty expenses.

The 240 basis point increase in the gross margin of our Direct business for 2013 compared to 2012 was primarily due to greater absorption of fixed supply chain costs resulting from the higher sales volume.

Retail

The 21.4% increase in Retail Net Sales in 2014 compared to 2013 was driven primarily by increased sales of our cardio products. Net Sales of strength products in the Retail business decreased 7.8% in 2014 compared to 2013, primarily driven by lower sales of home gyms. The 53.3% increase in Retail cardio sales for 2014 compared to 2013 was primarily due to the strong acceptance of our new line of cardio products introduced in the third quarter of 2013, along with additional cardio products launched in the third quarter of 2014.

The 20.2% increase in Retail Net Sales in 2013 compared to 2012 was primarily driven by increased sales of our strength products, which increased 44.8%, primarily due to higher sales of selectorized dumbbells and home gyms. The 1.3% increase in sales of Retail cardio products, including indoor bikes and ellipticals, was primarily due to the introduction of our new line of cardio products in the third quarter of 2013.

The increase in Retail Cost of Sales for both 2014 compared to 2013, and 2013 compared to 2012, was due to the increase in Retail Net Sales.

The 10 basis point improvement in Retail gross margin in 2014 compared to 2013 was primarily due to greater absorption of fixed supply chain costs due to higher sales volume, partially offset by higher allowances related to discontinued inventory and a less favorable product mix.

Gross margins in our Retail business increased by 280 basis points in 2013 compared to 2012, as a result of the Retail price increase we implemented in the third quarter of 2012 and greater absorption of fixed supply chain costs due to higher sales volume.

Selling and Marketing

Dollars in thousands	Year Ended December 31,		Change
	2014	2013	$	%
Selling and Marketing	$81,059	$66,486	$14,573	21.9%
As % of Net Sales	29.5%	30.4%

Dollars in thousands	Year Ended December 31,		Change
	2013	2012	$	%
Selling and Marketing	$66,486	$58,617	$7,869	13.4%
As % of Net Sales	30.4%	30.2%

The increases in Selling and Marketing in 2014 compared to 2013, and in 2013 compared to 2012, were primarily due to increases in media advertising of $6.8 million and $4.9 million, respectively, as well as increased incremental variable sales expenses and program costs of $4.8 million and $2.6 million, respectively. In addition, production costs for creative media increased $1.6 million in 2014 compared to 2013.

Selling and Marketing as a percentage of Net Sales is affected by the mix of Direct sales compared to Retail sales. Selling and Marketing expenses are generally higher as a percentage of Net Sales in the Direct segment and lower as a percentage of Net Sales in the Retail segment. These costs as a percentage of Net Sales declined in 2014 compared to 2013 as a result of the year-over-year revenue growth in both segments.

Media advertising expense of our Direct business is the largest component of Selling and Marketing and was as follows:

Dollars in thousands	Year Ended December 31,		Change
	2014	2013	$	%
Media advertising	$42,643	$35,819	$6,824	19.1%

Dollars in thousands	Year Ended December 31,		Change
	2013	2012	$	%
Media advertising	$35,819	$30,903	$4,916	15.9%

We made strategic increased investments in media and creative advertising in 2014 to further support Bowflex TreadClimber® and the launch of Bowflex Max Trainer®.

General and Administrative

Dollars in thousands	Year Ended December 31,		Change
	2014	2013	$	%
General and Administrative	$22,131	$18,705	$3,426	18.3%
As % of Net Sales	8.1%	8.5%

Dollars in thousands	Year Ended December 31,		Change
	2013	2012	$	%
General and Administrative	$18,705	$17,669	$1,036	5.9%
As % of Net Sales	8.5%	9.1%

The increase in General and Administrative in 2014 compared to 2013 was due to increased employee-related costs of $0.9 million, higher spending on intellectual property registration and legal fees for patent enforcement of $0.8 million, product liability and other legal costs of $0.8 million, increased technology and facilities infrastructure costs of $0.6 million, and higher general insurance and business taxes expenses of $0.3 million.

The increase in General and Administrative in 2013 compared to 2012 was primarily due to a $0.4 million increase in infrastructure costs and a $0.8 million increase in employee-related costs, partially offset by a $0.3 million one-time charge in 2012 for lease write-off costs.

The decreases in General and Administrative as a percentage of Net Sales in 2014 compared to 2013 and in 2013 compared to 2012 were primarily due to higher Net Sales.

Research and Development

Dollars in thousands	Year Ended December 31,		Change
	2014	2013	$	%
Research and Development	$7,231	$5,562	$1,669	30.0%
As % of Net Sales	2.6%	2.5%

Dollars in thousands	Year Ended December 31,		Change
	2013	2012	$	%
Research and Development	$5,562	$4,163	$1,399	33.6%
As % of Net Sales	2.5%	2.1%

The increases in Research and Development in 2014 compared to 2013 and in 2013 compared to 2012 were primarily due to our continued investment in additional engineering and product development headcount. We expect Research and Development expense to increase in 2015 compared to 2014, as we continue to invest in new product development resources.

Interest Expense

Interest expense in both 2014 and 2013 was less than $0.1 million each year, and was for financing costs associated with capital equipment lease payments. Negative interest expense of $0.1 million in 2012 arose from the early repayment in March 2012 of our Increasing-Rate Senior Discount Notes. Early repayment of the notes resulted in a lower average effective interest rate over the term of the notes than would have applied if the notes had been held to maturity. In prior periods, we used the average effective interest rate as if the notes were held to maturity in determining the amount of interest expense incurred.

Other Income (Expense)

Other Income (Expense) primarily relates to the effect of exchange rate fluctuations between the U.S. and Canada. However, 2014 and 2013 also included gains of $0.1 million and $0.3 million, respectively, related to refunds of state sales taxes previously paid by us.

Income Tax Expense (Benefit)

Dollars in thousands	Year Ended December 31,		Change
	2014	2013	$	%
Income Tax Expense (Benefit)	$9,841	$(32,085)	$41,926	n/m

Dollars in thousands	Year Ended December 31,		Change
	2013	2012	$	%
Income Tax Benefit	$(32,085)	$(226)	$(31,859)	n/m

n/m - Not meaningful.

Our income tax expense in 2014 was primarily attributable to the income generated domestically and in Canada, partially offset by a $1.2 million release of our domestic valuation allowance. Income tax benefit for 2013 included a $38.9 million release of our domestic valuation allowance. Income tax benefit for 2012 was primarily related to the expiration of statutes of limitation applicable to our liabilities for uncertain tax positions in certain jurisdictions. Generally, we did not recognize U.S. income tax expense associated with our income from continuing operations for 2013 or 2012 due to the valuation allowance against the net deferred tax asset.

Each quarter, we assess the total weight of positive and negative evidence including cumulative income or loss for the past three years and forecasted taxable income and re-evaluate whether any adjustments or release of all or any portion of valuation allowance is appropriate. As a result of this evaluation, in the second quarter of 2013, we concluded that a majority of the existing valuation allowance on our domestic deferred income tax assets was no longer required. Accordingly, an income tax benefit of $38.9 million related to the reduction of our existing valuation allowance was recorded during 2013. Further, in the fourth quarter of 2014, after re-evaluating the potential realization of the remainder of our deferred income tax assets, we concluded that, as of December 31, 2014, a portion of the existing valuation allowance against state net operating loss deferred tax assets was no longer necessary. Accordingly, an income tax benefit of $1.2 million was recorded in the fourth quarter of 2014 related to the reduction of our existing valuation allowance.
The amount of valuation allowance offsetting our deferred tax assets was $6.2 million as of December 31, 2014. Of the total remaining valuation allowance, $2.9 million primarily relates to domestic credit carryforwards as we currently do not anticipate to generate the income of appropriate character to utilize those credits. Should it be determined in the future that it is more likely than not that our domestic deferred income tax assets will be realized, an additional valuation allowance would be released during the period in which such an assessment is made. In addition, $3.3 million of the remaining valuation allowance relates to foreign net operating loss carryforwards. There have been no material changes to our foreign operations since December 31, 2013 and, accordingly, we maintain our existing valuation allowance on foreign deferred income tax assets in such jurisdictions at December 31, 2014.

Refer to Note 12, Income Taxes, to our Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we had $45.2 million of Cash and Cash Equivalents, compared to $41.0 million as of December 31, 2013 and $27.0 million of Available-For-Sale Securities at December 31, 2014 compared to none at December 31, 2013. Cash provided by operating activities was $34.4 million for 2014, compared to cash provided by operating activities of $21.1 million for 2013. We expect our Cash and Cash Equivalents and Available-For-Sale Securities at December 31, 2014, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from December 31, 2014.

The increase in cash flows from operating activities for 2014, compared to 2013, was primarily due to improved operating performance and the changes in our operating assets and liabilities as discussed below.

Trade receivables increased $1.0 million to $26.3 million as of December 31, 2014, compared to $25.3 million as of December 31, 2013, due to higher revenue within our Retail business. Days sales outstanding ("DSO") at December 31, 2014 were 17.6 days compared to 19.9 days as of December 31, 2013. The decrease in DSO at December 31, 2014 compared to December 31, 2013 was due to a greater mix of Direct revenue along with improved collections. Direct sales are generally collected by credit card or funded by third party financing partners, resulting in cash receipt within a few days after product shipment.

Inventories increased $9.1 million to $24.9 million as of December 31, 2014, compared to $15.8 million as of December 31, 2013, due to higher revenue, additional products, and the opening of a new distribution center. A significant portion of this inventory was in-transit as of December 31, 2014, as the west coast port slowdown has delayed deliveries by 15-25 days. We believe our current inventory level is appropriate to meet customer requirements and to support additional growth of the business.

Net deferred income tax assets decreased $8.3 million to $21.9 million as of December 31, 2014, compared to $30.2 million as of December 31, 2013, primarily due to the utilization of net operating loss deferred tax assets in 2014.

Trade payables increased $10.4 million to $47.6 million as of December 31, 2014, compared to $37.2 million as of December 31, 2013, primarily due to increased inventory purchases and media expense to support the growth in sales.

Accrued liabilities increased $0.8 million to $9.9 million as of December 31, 2014 compared to $9.1 million as of December 31, 2013, primarily due to increases in accrued payroll, commissions and incentive compensation.

Warranty obligations increased $0.6 million to $2.2 million as of December 31, 2014 compared to $1.6 million as of December 31, 2013, primarily due to increased year-over-year sales in both our business segments.

Cash used in investing activities of $30.2 million for 2014 was primarily related to the purchase of $37.4 million of marketable securities, offset by maturities of marketable securities of $10.5 million during the period. Additionally, $3.2 million was used for capital expenditures during 2014, primarily for implementation of new software and hardware information system upgrades. We anticipate spending $4.5 million to $5.5 million in 2015 for software, equipment and product tooling.

Financing Arrangements
On December 5, 2014, we entered into a Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. ("Chase Bank") that provides for a $20.0 million maximum revolving secured credit line. The line of credit is available through December 5, 2017 for working capital, letters of credit and general corporate purposes. Borrowing availability under the Credit Agreement is subject to our compliance with certain financial and operating covenants at the time borrowings are requested. Letters of credit under the Credit Agreement are treated as a reduction of the available borrowing amount and are subject to covenant testing.

The interest rate applicable to each advance under the Credit Agreement is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. Our borrowing rate was 1.17% as of December 31, 2014. The Credit Agreement contains customary covenants, including minimum fixed charge coverage ratio and asset coverage ratio, and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. Borrowings under the Credit Agreement are collateralized by substantially all of our assets pursuant to a continuing security agreement. The Credit Agreement also contains customary events of default. Upon an event of default, the lender may terminate its credit line commitment, accelerate all outstanding obligations and exercise its remedies under the continuing security agreement.

As of December 31, 2014, we had no outstanding borrowings and $0.6 million in letters of credit issued under the Credit Agreement with expiration dates through April 2015. As of December 31, 2014, we were in compliance with the financial covenants of the Credit Agreement and approximately $19.4 million was available for borrowing.

Commitments and Contingencies
For a description of our commitments and contingencies, refer to Note 17 to our Consolidated Financial Statements in Part II, Item 8 of this report.

Non-Cancelable Contractual Obligations
Our operating cash flows include the effect of certain non-cancelable, contractual obligations. A summary of such obligations as of December 31, 2014, including those related to our discontinued Commercial operations, is as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$25,917	$4,050	$7,240	$4,824	$9,803
Purchase obligations(1)	21,250	21,250	—	—	—
Minimum royalty obligations	188	188	—	—	—
Total	$47,355	$25,488	$7,240	$4,824	$9,803

(1)
Our purchase obligations are comprised primarily of inventory purchase commitments. Because substantially all of our inventory is sourced from Asia, we have long lead times and therefore need to secure factory capacity from our vendors in advance.

Due to uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2014, we are unable to make reasonably reliable estimates of the timing of any cash settlements with the respective taxing authorities. Therefore, approximately $4.7 million of liabilities related to unrecognized tax benefits, including interest and penalties on uncertain tax positions, have been excluded from the contractual table above. For further information, refer to Note 12, Income Taxes, to our Consolidated Financial Statements in Part II, Item 8 of this report.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at December 31, 2014.

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

INFLATION

We do not believe that inflation had a material effect on our business, financial condition or results of operations in 2014, 2013 or 2012. Inflation pressures do exist in countries where our contract manufacturers are based, however we have largely mitigated these increases through cost improvement measures.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1, Significant Accounting Polices, to our Consolidated Financial Statements in Part II, Item 8 of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents and substantially all our marketable securities. As of December 31, 2014, we had cash equivalents of $24.1 million held in a combination of money market funds, certificates of deposit, commercial paper and variable rate demand notes, and marketable securities of $27.0 million, held in a combination of certificates of deposit and corporate bonds. Our cash equivalents mature within three months or less from the date of purchase. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. We have classified our marketable securities as available-for-sale and, therefore, we may choose to sell or hold them as changes in the market occur. Because of the short-term nature of the instruments in our portfolio, a decline in interest rates would reduce our interest income over time, and an increase in interest rates may negatively affect the market price or liquidity of certain securities within the portfolio, but a change in interest rates would not have a material impact on our results of operations, financial position or cash flows.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Nautilus, Inc.
Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Nautilus, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nautilus, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 26, 2015

NAUTILUS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2014	2013
Assets
Cash and cash equivalents	$45,206	$40,979
Available-for-sale securities	26,984	—
Trade receivables, net of allowances of $108 and $53	26,260	25,336
Inventories	24,896	15,824
Prepaids and other current assets	6,987	6,927
Income taxes receivable	50	80
Deferred income tax assets	12,368	4,441
Total current assets	142,751	93,587
Property, plant and equipment, net	9,634	8,499
Goodwill	2,520	2,740
Other intangible assets, net	10,575	12,615
Long-term deferred income tax assets	9,546	25,725
Other assets	628	401
Total assets	$175,654	$143,567
Liabilities and Shareholders' Equity
Trade payables	$47,574	$37,192
Accrued liabilities	9,851	9,123
Warranty obligations, current portion	2,246	1,610
Total current liabilities	59,671	47,925
Warranty obligations, non-current	—	28
Income taxes payable, non-current	3,725	2,577
Other long-term liabilities	1,186	1,472
Total liabilities	64,582	52,002
Commitments and contingencies (Note 17)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 31,333 and 31,162 shares issued and outstanding	8,033	6,769
Retained earnings	103,347	84,552
Accumulated other comprehensive income (loss)	(308)	244
Total shareholders' equity	111,072	91,565
Total liabilities and shareholders' equity	$175,654	$143,567

See accompanying Notes to Consolidated Financial Statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net sales	$274,447	$218,803	$193,926
Cost of sales	133,872	112,326	102,889
Gross profit	140,575	106,477	91,037
Operating expenses:
Selling and marketing	81,059	66,486	58,617
General and administrative	22,131	18,705	17,669
Research and development	7,231	5,562	4,163
Total operating expenses	110,421	90,753	80,449
Operating income	30,154	15,724	10,588
Other income (expense):
Interest income	63	14	18
Interest expense	(25)	(36)	56
Other	32	337	(246)
Total other income (expense), net	70	315	(172)
Income from continuing operations before income taxes	30,224	16,039	10,416
Income tax provision (benefit)	9,841	(32,085)	(226)
Income from continuing operations	20,383	48,124	10,642
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(1,134)	(559)	6,007
Income tax provision (benefit) of discontinued operations	454	(389)	(234)
Income (loss) from discontinued operations	(1,588)	(170)	6,241
Net income	$18,795	$47,954	$16,883

Basic income per share from continuing operations	$0.65	$1.55	$0.34
Basic income (loss) per share from discontinued operations	(0.05)	(0.01)	0.21
Basic net income per share	$0.60	$1.54	$0.55

Diluted income per share from continuing operations	$0.64	$1.53	$0.34
Diluted income (loss) per share from discontinued operations	(0.05)	(0.01)	0.21
Diluted net income per share	$0.59	$1.52	$0.55
Shares used in per share calculations:
Basic	31,253	31,072	30,851
Diluted	31,688	31,457	30,974

See accompanying Notes to Consolidated Financial Statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$18,795	$47,954	$16,883
Other comprehensive loss:
Unrealized loss on marketable securities, net of income tax benefit of $(11), $0 and $0	(18)	—	—
Foreign currency translation, net of income tax provision (benefit) of $15, $20 and $(9)	(534)	(381)	(83)
Comprehensive income	$18,243	$47,573	$16,800

See accompanying Notes to Consolidated Financial Statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balances at January 1, 2012	30,747	$5,360	$19,715	$6,878	$31,953
Net income	—	—	16,883	—	16,883
Foreign currency translation adjustment, net of income tax benefit of $9	—	—	—	(83)	(83)
Reclassification of foreign currency translation gains to income upon substantial liquidation of subsidiaries	—	—	—	(6,170)	(6,170)
Stock-based compensation expense	—	630	—	—	630
Common stock issued under equity compensation plan	177	113	—	—	113
Balances at December 31, 2012	30,924	6,103	36,598	625	43,326
Net income	—	—	47,954	—	47,954
Foreign currency translation adjustment, net of income tax provision of $20	—	—	—	(381)	(381)
Stock-based compensation expense	—	454	—	—	454
Common stock issued under equity compensation plan	238	357	—	—	357
Tax deficiency related to stock-based awards	—	(145)	—	—	(145)
Balances at December 31, 2013	31,162	6,769	84,552	244	91,565
Net income	—	—	18,795	—	18,795
Unrealized loss on marketable securities, net of income tax benefit of $(11)	—	—	—	(18)	(18)
Foreign currency translation adjustment, net of income tax provision of $15	—	—	—	(534)	(534)
Stock-based compensation expense	—	1,066	—	—	1,066
Common stock issued under equity compensation plan	171	378	—	—	378
Tax deficiency related to stock-based awards		(180)	—	—	(180)
Balances at December 31, 2014	31,333	$8,033	$103,347	$(308)	$111,072

See accompanying Notes to Consolidated Financial Statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Income from continuing operations	$20,383	$48,124	$10,642
Income (loss) from discontinued operations	(1,588)	(170)	6,241
Net income	18,795	47,954	16,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,024	3,344	3,269
Bad debt expense (reduction)	104	588	(13)
Inventory lower-of-cost-or-market adjustments	457	557	402
Stock-based compensation expense	1,066	454	630
(Gain) loss on asset disposals	145	2	(30)
Deferred income taxes, net of valuation allowances	8,007	(32,814)	145
Excess tax deficiency related to stock-based awards	180	145	—
Reclassification of foreign currency translation gains to income upon substantial liquidation of subsidiaries	—	—	(6,170)
Changes in operating assets and liabilities:
Trade receivables	(1,331)	(4,417)	1,928
Inventories	(9,560)	2,388	(7,573)
Prepaids and other current assets	(314)	(1,174)	(1,314)
Income taxes receivable	30	(91)	464
Trade payables	10,456	4,487	4,189
Accrued liabilities, including warranty obligations	2,313	(337)	3
Net cash provided by operating activities	34,372	21,086	12,813

Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	116	410
Proceeds from other asset sales	—	5	6
Purchases of property, plant and equipment	(3,181)	(3,590)	(2,442)
Purchases of available-for-sale-securities	(37,434)	—	—
Proceeds from maturities of available-for-sale securities	10,450	—	—
Net cash used in investing activities	(30,165)	(3,469)	(2,026)

Cash flows from financing activities:
Repayment of long-term borrowings	—	—	(5,000)
Proceeds from exercise of stock options	378	357	113
Excess tax deficiency related to stock-based awards	(180)	(145)	—
Net cash provided by (used in) financing activities	198	212	(4,887)

Effect of exchange rate changes on cash and cash equivalents	(178)	(57)	(120)
Increase in cash and cash equivalents	4,227	17,772	5,780
Cash and cash equivalents, beginning of year	40,979	23,207	17,427
Cash and cash equivalents, end of year	$45,206	$40,979	$23,207
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$(923)	$(450)	$(277)
Cash paid for interest	$(25)	$(36)	$(544)
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$86	$—	$—
See accompanying Notes to Consolidated Financial Statements.

NAUTILUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
Nautilus was founded in 1986 and incorporated in the State of Washington in 1993. Our headquarters are located in Vancouver, Washington.

We are committed to providing innovative, quality solutions to help people achieve their fitness goals through a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products and related accessories for consumer use, primarily in the United States and Canada, but also in international markets outside North America. Our products are sold under some of the most-recognized brand names in the fitness industry: Nautilus®, Bowflex®, Schwinn® and Universal®.

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

Discontinued Operations
Results from discontinued operations relate to the disposal of our former Commercial business, which began in 2009 and was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. However, we continue to have legal and accounting expenses as we work with authorities on final deregistration of each entity and product liability and other legal expenses associated with product previously sold into the Commercial channel.

Results of operations related to the Commercial business have been presented in the consolidated financial statements as discontinued operations for all periods presented.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in the financial statements. Our most significant estimates relate to the following:

•	Revenue recognition;

•	Sales discounts and allowances;

•	Allowance for uncollectible trade receivables;

•	Valuation of excess and obsolete inventory;

•	Goodwill and other long-term assets valuation;

•	Product warranty obligations;

•	Litigation and loss contingencies;

•	Deferred tax assets and the related valuation allowance; and

•	Unrecognized tax benefits.

Actual results could differ from our estimates.

Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents held in bank accounts in excess of federally-insured limits and trade receivables. Trade receivables are generally unsecured and therefore collection is affected by the economic conditions in each of our principal markets.

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

We derive a significant portion of our Net Sales from a small number of our Retail customers. A loss of business from one or more of these large customers, if not replaced with new business, would negatively affect our operating results and cash flows. In 2014, 2013 and 2012, one customer accounted for more than 10%, but less than 15%, of our Net Sales.

Cash and Cash Equivalents
All highly liquid investments with maturities of three months or less at purchase are considered to be cash equivalents. As of December 31, 2014, cash equivalents consisted of money market funds, certificates of deposit, commercial paper, and variable-rate demand notes and totaled $24.1 million. As of December 31, 2013, we did not have any cash equivalents.

Available-For-Sale Securities
We classify our marketable securities as available-for-sale and, accordingly, record them at fair value. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Unrealized holding gains and losses, which are immaterial, are excluded from earnings and are reported net of tax in other comprehensive income until realized. Dividend and interest income is recognized when earned. Realized gains and losses, which were immaterial in 2014, are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

We periodically evaluate whether declines in fair values of our investments below their cost are "other-than-temporary." This evaluation consists of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our ability and intent to hold the investment until a forecasted recovery occurs.

For additional information, refer to Note 3, Fair Value Measurements.

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

Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation. Improvements or betterments which add new functionality or significantly extend the life of an asset are capitalized. Expenditures for maintenance and repairs are expensed as incurred. The cost of assets retired, or otherwise disposed of, and the related accumulated depreciation, are removed from the accounts at the time of disposal. Gains and losses resulting from asset sales and dispositions are recognized in the period in which assets are disposed. Depreciation is recognized, using the straight-line method, over the lesser of the estimated useful lives of the assets or, in the case of leasehold improvements, the lease term, including renewal periods if we expect to exercise our renewal options. Depreciation on computer equipment, machinery and equipment and furniture and fixtures is determined based on estimated useful lives, which generally range from three-to-seven years.

Goodwill
Goodwill consists of the excess of acquisition costs over the fair values of net assets acquired in business combinations. We review goodwill for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount may be impaired. For this purpose, goodwill is evaluated at the reporting unit level. Our goodwill is an asset of our Direct reporting unit. We performed an assessment of goodwill in the fourth quarters of 2014, 2013 and 2012 and concluded that circumstances did not more likely than not indicate an impairment had occurred. For further information regarding goodwill, see Note 7, Goodwill.

Other Intangible Assets
Finite-lived intangible assets, primarily acquired patents and patent rights, are stated at cost, net of accumulated amortization. We recognize amortization expense for our finite-lived intangible assets on a straight-line basis over the estimated useful lives.

Indefinite-lived intangible assets consist of acquired trademarks. Indefinite-lived intangible assets are stated at cost and are not amortized; instead, they are tested for impairment at least annually. We review our acquired trademarks for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the assets may be impaired. The fair value of trademarks is estimated using the relief from royalty method to estimate the value of the cost savings and a discounted cash flows method to estimate the value of future income. The sum of these two values for each trademark is the fair value of the trademark. If the carrying amount of trademarks exceeds the estimated fair value, we calculate impairment as the excess of carrying amount over the estimate of fair value. We tested our acquired trademarks for impairment in the fourth quarters of 2014, 2013 and 2012 and determined that no impairment was indicated. For further information regarding other intangible assets, see Note 8, Other Intangible Assets.

Impairment of Long-Lived Assets
Long-lived assets, including property, plant and equipment and finite-lived intangible assets, are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. When such an event or condition occurs, we estimate the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to determine whether a potential impairment exists. If the carrying value exceeds estimated future undiscounted cash flows, we record impairment expense to reduce the carrying value of the asset to its estimated fair value. No impairment charges were recorded in 2014, 2013 or 2012.

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

	2014	2013	2012
Balance, January 1	$4,106	$4,990	$5,113
Charges to reserve	15,285	13,345	11,730
Reductions for sales discounts and returns	(15,095)	(14,229)	(11,853)
Balance, December 31	$4,296	$4,106	$4,990

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

Product Warranty Obligations
Our products carry limited, defined warranties for defects in materials or workmanship which, according to their terms, generally obligate us to pay the costs of supplying and shipping replacement parts to customers and, in certain instances, pay for labor and other costs to service products. Outstanding product warranty periods range from thirty days to, in limited circumstances, the lifetime of certain product components. We record a liability at the time of sale for the estimated costs of fulfilling future warranty claims. If necessary, we adjust the liability for specific warranty-related matters when they become known and are reasonably estimable. Estimated warranty expense is included in Cost of Sales, based on historical warranty claim experience and available product quality data. Warranty expense is affected by the performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to the customer, product failure rates, and higher or lower than expected repair costs. If warranty expense differs from previous estimates, or if circumstances change such that the assumptions inherent in previous estimates are no longer valid, the amount of product Warranty Obligations is adjusted accordingly.

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

Advertising and Promotion
We expense our advertising and promotion costs as incurred. Production costs of television advertising commercials are recorded as prepaid expenses until the initial broadcast, at which time such costs are expensed. Advertising and promotion costs are included in Selling and Marketing expenses and totaled $42.6 million, $35.8 million and $30.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Prepaid advertising and promotion costs were $1.4 million and $2.2 million as of December 31, 2014 and 2013, respectively.

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

Fair Value of Financial Instruments
The carrying values of Cash and Cash Equivalents, Trade Receivables, Prepaids and Other Current Assets, Trade Payables and Accrued Liabilities approximate fair value due to their short maturities.

For additional information on financial instruments recorded at fair value on a recurring basis as of December 31, 2014, refer to Note 3, Fair Value Measurements. We did not have any financial instruments that were recorded at fair value on a recurring basis at December 31, 2013.

Stock-Based Compensation
We recognize stock-based compensation expense on a straight-line basis over the applicable vesting period, based on the grant-date fair value of the award. To the extent a stock-based award is subject to performance conditions, the amount of expense recorded in a given period, if any, reflects our assessment of the probability of achieving the performance targets.

Fair value of stock options is estimated using the Black-Scholes-Merton option valuation model; fair value of performance share unit awards and restricted stock unit awards is based on the closing market price on the day preceding the grant.

Income Per Share Amounts
Basic income per share amounts were computed using the weighted average number of common shares outstanding. Diluted income per share amounts were calculated using the number of basic weighted average shares outstanding increased by dilutive potential common shares related to stock-based awards, as determined by the treasury stock method.

New Accounting Pronouncements

ASU 2015-01
In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).” ASU 2015-01 simplifies income statement presentation by eliminating the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 will not have any effect on our financial position, results of operations or cash flows.

ASU 2014-17
In November 2014, the FASB issued ASU No. 2014-17, "Business Combinations (Topic 805)". ASU 2014-17 provides guidance on whether and at what threshold an acquired entity that is a business or nonprofit entity (either public or nonpublic), can apply pushdown accounting in its separate financial statements upon the occurrence of an event in which an acquirer obtains control of the acquired entity. ASU 2014-17 was effective on November 18, 2014. Since ASU 2014-17 relates to pushdown accounting in separate financial statements upon the occurrence of an event whereby an acquirer obtains control of an acquired entity, our adoption of ASU 2014-17 in November 2014 did not have any effect on our financial position, results of operations or cash flows.

ASU 2014-16
In November 2014, the FASB issued ASU No. 2014-16, "Derivatives and Hedging (Topic 815)". ASU 2014-16 provides guidance to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The objective of ASU 2014-16 is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for these financial instruments. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. We do not expect the adoption of ASU 2014-16 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-15
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

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

ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016. While we do not expect the adoption of ASU 2014-09 to have a material effect on our business, we are still evaluating any potential impact that adoption of
ASU 2014-09 may have on our financial position, results of operations or cash flows.

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

ASU 2013-11
In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss ("NOL") carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 was effective for annual and interim periods for fiscal years beginning after December 15, 2013. Since ASU 2013-11 relates only to the presentation of unrecognized tax benefits, our adoption of ASU 2013-11 in January 2014 did not have a material effect on our financial position, results of operations or cash flows.

(2) DISCONTINUED OPERATIONS

Following is a summary of certain financial information regarding our discontinued operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue	$—	$—	$—
Loss from discontinued operations	(1,134)	(559)	(163)
Reclassification of foreign currency translation gains to income upon substantial liquidation of subsidiaries	—	—	6,170
Income tax (provision) benefit	(454)	389	234
Total income (loss) from discontinued operations	$(1,588)	$(170)	$6,241

The following table summarizes liabilities for exit costs related to discontinued operations, included in Accrued Liabilities and Other Long-Term Liabilities in our Consolidated Balance Sheets (in thousands):

	Facilities Leases	Severance and Benefits
Balance as of January 1, 2012	$1,929	$175
Adjustments	(390)	—
Payments	(421)	(175)
Balance as of December 31, 2012	1,118	—
Payments	(287)	—
Balance as of December 31, 2013	831	—
Payments	(258)	—
Balance as of December 31, 2014	$573	$—

We expect the lease obligations to be paid out through 2016.

(3) FAIR VALUE MEASUREMENTS

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 - observable inputs such as quoted prices (unadjusted) in active liquid markets for identical securities as of the reporting date;

•
Level 2 - other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; or observable market prices in markets with insufficient volume and/or infrequent transactions; and

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$2,591	$—	$—	$2,591
Certificates of deposit(1)	—	980	—	980
Commercial paper	—	12,497	—	12,497
Variable rate demand notes	—	8,000	—	8,000
Total Cash Equivalents	2,591	21,477	—	24,068

Available-for-Sale Securities
Certificates of deposit(1)	—	14,202	—	14,202
Corporate bonds	—	12,782	—	12,782
Total Available-for-Sale Securities	—	26,984	—	26,984

Total assets measured at fair value	$2,591	$48,461	$—	$51,052

(1) All certificates of deposit are within current FDIC insurance limits.

We did not have any assets or liabilities measured at fair value on a recurring basis as of December 31, 2013.

We recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the year ended December 31, 2014.

We did not have any changes to our valuation techniques during the year ended December 31, 2014.

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value. Level 1 investments valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 investments valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions. The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Unrealized holding gains and losses are excluded from earnings and are reported net of tax in other comprehensive income until realized. During the year ended December 31, 2014, we did not record any other-than-temporary impairments on our financial assets required to be measured at fair value on a nonrecurring basis.

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily Property, Plant and Equipment, Goodwill, Other Intangible Assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. Other than our annual Goodwill and indefinite-lived trade names impairment valuations effective as of October 1, 2014 and 2013, we did not perform any valuations on assets or liabilities that are valued at fair value on a nonrecurring basis.

(4) TRADE RECEIVABLES

Trade receivables, net, consisted of the following (in thousands):

	December 31,
	2014	2013
Trade receivables	$26,368	$25,389
Allowance for doubtful accounts	(108)	(53)
	$26,260	$25,336

Changes in our allowance for doubtful trade receivables were as follows (in thousands):

	2014	2013	2012
Balance, January 1	$53	$93	$300
Charges to (reversals of) bad debt expense	104	588	(13)
Writeoffs, net of recoveries	(49)	(628)	(194)
Balance, December 31	$108	$53	$93

(5) INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2014	2013
Finished goods	$23,765	$14,259
Parts and components	1,131	1,565
	$24,896	$15,824

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			December 31,
				2014	2013
Automobiles	5			$23	$—
Leasehold improvements	5	to	20	2,144	2,869
Computer equipment	3	to	7	25,397	35,554
Machinery and equipment	3	to	5	6,709	5,648
Furniture and fixtures	5			1,108	688
Work in progress (1)	N/A			421	4,281
Total cost				35,802	49,040
Accumulated depreciation				(26,168)	(40,541)
				$9,634	$8,499

(1) Work in progress includes production tooling construction in progress and, in 2013, internal use software development.

Depreciation expense was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Depreciation expense	$1,983	$1,254	$1,199

(7) GOODWILL

All goodwill is assigned to our Direct reporting unit. The rollforward of Goodwill was as follows (in thousands):

Balance, January 1, 2012	$2,873
Currency exchange rate adjustment	67
Balance, December 31, 2012	2,940
Currency exchange rate adjustment	(200)
Balance, December 31, 2013	2,740
Currency exchange rate adjustment	(220)
Balance, December 31, 2014	$2,520

(8) OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			December 31,
				2014	2013
Indefinite life trademarks	N/A			$9,052	$9,052
Patents	8	to	16	18,154	18,154
				27,206	27,206
Accumulated amortization - patents				(16,631)	(14,591)
				$10,575	$12,615

Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Amortization expense	$2,040	$2,050	$2,050

Future amortization of patents is as follows (in thousands):

2015	$828
2016	430
2017	143
2018	65
2019	35
Thereafter	22
$1,523

(9) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Payroll and related liabilities	$5,058	$4,244
Other	4,793	4,879
	$9,851	$9,123

(10) PRODUCT WARRANTIES

Changes in our product warranty obligations were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance, January 1	$1,638	$2,492	$2,017
Accruals	2,264	1,097	2,615
Adjustments	—	(186)	(170)
Payments	(1,656)	(1,765)	(1,970)
Balance, December 31	$2,246	$1,638	$2,492

(11) BORROWINGS

Line of Credit
On December 5, 2014, we entered into a Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. ("Chase Bank") that provides for a $20.0 million maximum revolving secured credit line. The line of credit is available through December 5, 2017 for working capital, letters of credit and general corporate purposes. Borrowing availability under the Credit Agreement is subject to our compliance with certain financial and operating covenants at the time borrowings are requested. Letters of credit under the Credit Agreement are treated as a reduction of the available borrowing amount and are subject to covenant testing.

The interest rate applicable to each advance under the Credit Agreement is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. Our borrowing rate was 1.17% as of December 31, 2014. The Credit Agreement contains customary covenants, including minimum fixed charge coverage ratio and asset coverage ratio, and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. Borrowings under the Credit Agreement are collateralized by substantially all of our assets pursuant to a continuing security agreement. The Credit Agreement also contains customary events of default. Upon an event of default, the lender may terminate its credit line commitment, accelerate all outstanding obligations and exercise its remedies under the continuing security agreement.

As of December 31, 2014, we had no outstanding borrowings and $0.6 million in letters of credit issued under the Credit Agreement with expiration dates through April 2015. As of December 31, 2014, we were in compliance with the financial covenants of the Credit Agreement and approximately $19.4 million was available for borrowing.

Related Party Note Payable
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
We repaid all amounts outstanding under the Notes on March 30, 2012 and interest paid related to the Notes was $0.5 million during 2012 . If all of the Notes were paid on the original maturity date, the effective rate of interest over the term of the Purchase Agreement would have been approximately 8.7% per annum, which was the rate at which interest expense was accrued in periods preceding the repayment date. The actual effective rate of interest through the repayment date was approximately 6.4% per annum.

(12) INCOME TAXES

Income Tax Provision
Income from continuing operations before income taxes was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$29,115	$15,386	$10,025
Non-U.S.	1,109	653	391
	$30,224	$16,039	$10,416

Income tax expense (benefit) from continuing operations was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
U.S. federal	$1,086	$541	$(579)
U.S. state	100	56	53
Non-U.S.	222	(12)	155
Total current	1,408	585	(371)
Deferred:
U.S. federal	8,913	(29,552)	177
U.S. state	(558)	(3,370)	17
Non-U.S.	78	252	(49)
Total deferred	8,433	(32,670)	145
	$9,841	$(32,085)	$(226)

Following is a reconciliation of the U.S. statutory federal income tax rate with our effective income tax rate for continuing operations:

	Year Ended December 31,
	2014	2013	2012
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State tax, net of U.S. federal tax benefit	2.5	2.9	1.1
Non-U.S. income taxes	(0.3)	1.2	—
Nondeductible operating expenses	0.2	(0.4)	0.4
Research and development credit	(2.4)	(0.7)	—
Change in deferred tax measurement rate	0.1	0.2	0.1
Change in uncertain tax positions	1.5	2.2	(6.5)
Expiration of capital loss carryforward	—	26.9	—
Change in valuation allowance	(4.1)	(267.6)	(32.3)
Other	0.1	0.2	—
Effective income tax rate	32.6%	(200.1)%	(2.2)%

Deferred Income Taxes
Individually significant components of deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2014	2013
Deferred income tax assets:
Accrued liabilities	$3,510	$3,230
Allowance for doubtful accounts	33	20
Inventory valuation	377	312
Capitalized indirect inventory costs	295	159
Stock-based compensation expense	558	376
Net operating loss carryforward	19,742	35,635
Basis difference on long-lived assets	3,289	4,412
Credit carryforward	4,565	3,422
Other	339	332
Gross deferred income tax assets	32,708	47,898
Valuation allowance	(6,156)	(12,944)
Deferred income tax assets, net of valuation allowance	26,552	34,954
Deferred income tax liabilities:
Prepaid advertising	(467)	(793)
Other prepaids	(696)	(592)
Basis difference on long-lived assets	(3,355)	(2,938)
Undistributed earnings of foreign subsidiaries	(179)	(177)
Other	(1)	(288)
Deferred income tax liabilities	(4,698)	(4,788)
Net deferred income tax asset	$21,854	$30,166

Our net deferred income tax asset (liability) was recorded on our Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2014	2013
Current deferred income tax assets	$12,368	$4,441
Non-current deferred income tax assets	9,546	25,725
Other long-term liabilities	(60)	—
Net deferred income tax asset	$21,854	$30,166

The table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014 and 2013, that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Instead, equity will be increased by $0.8 million if and when such deferred tax assets are ultimately realized. We use tax law ordering when determining when excess tax benefits have been realized.

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

Each quarter, we assess the total weight of positive and negative evidence including cumulative income or loss for the past three years and forecasted taxable income and re-evaluate whether any adjustments or release of all or any portion of valuation allowance is appropriate. As a result of this evaluation, in the second quarter of 2013, we concluded that a majority of the existing valuation allowance on our domestic deferred income tax assets was no longer required, accordingly, a tax benefit of $38.9 million was recorded during 2013 related to the reduction of our existing valuation allowance. Further in the fourth quarter of 2014, after re-evaluating the potential realization of the remainder of our deferred income tax assets, we concluded that, as of December 31, 2014, a portion of the existing valuation allowance against state net operating loss deferred tax assets was no longer necessary. Accordingly, an income tax benefit of $1.2 million was recorded in the fourth quarter of 2014 related to the reduction of our existing valuation allowance.

As of December 31, 2014, we have a valuation allowance against net deferred income tax assets of $6.2 million. Of the remaining valuation allowance, $2.9 million primarily relates to domestic credit carryforwards as we currently do not anticipate to generate the income of appropriate character to utilize those credits. The remainder, $3.3 million relates to foreign net operating loss carryfowards. Should it be determined in the future that it is more likely than not that our domestic deferred income tax assets will be realized, an additional valuation allowance would be released during the period in which such an assessment is made. There have been no material changes to our foreign operations since December 31, 2013 and, accordingly, we maintain our existing valuation allowance on foreign deferred income tax assets in such jurisdictions at December 31, 2014.

Income Tax Carryforwards
As of December 31, 2014, we had the following income tax carryforwards (in millions):

	Amount	Expires in
Net operating loss carryforwards
U.S. Federal	$37.2	2029 - 2031
U.S. State	85.3	2015 - 2031
Switzerland	15.0	2015 - 2020
Italy	1.2	2015 - 2017
Income tax credit carryforwards
U.S. Federal	3.6	2018 - 2034
U.S. State	0.4	2019 - 2022

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

Unrecognized Tax Benefits
Following is a reconciliation of gross unrecognized tax benefits from uncertain tax positions, excluding the impact of penalties and interest (in thousands):

	2014	2013	2012
Unrecognized tax benefits, January 1	$1,964	$2,530	$4,376
Additions for tax positions taken in prior years	72	166	—
Reductions for tax positions taken in prior years	—	(472)	(972)
Additions for tax positions related to the current year	821	54	—
Lapses of statutes of limitations	(89)	(314)	(874)
Unrecognized tax benefits, December 31	$2,768	$1,964	$2,530
Of the $2.8 million of gross unrecognized tax benefits from uncertain tax positions outstanding as of December 31, 2014, $2.5 million would affect our effective tax rate if recognized.
We recognize tax-related interest and penalties as a component of income tax provision. We recorded such tax-related interest and penalties of $0.4 million, $0.0 million and $0.1 million in 2014, 2013 and 2012, respectively. We had a cumulative liability for interest and penalties related to uncertain tax positions as of December 31, 2014 and 2013 of $2.0 million and $1.6 million, respectively.
Our U.S. federal income tax returns for 2009 through 2014 are open to review by the U.S. Internal Revenue Service. Our state income tax returns for 2006 through 2014 are open to review, depending on the respective statute of limitation in each state. In addition, we file income tax returns in several non-U.S. jurisdictions with varying statutes of limitation.

As of December 31, 2014, we believe it is reasonably likely that, within the next 12 months, $0.3 million of the previously unrecognized tax benefits related to certain non-U.S. filing positions will be recognized as we anticipate the deregistration of certain foreign subsidiaries.

(13) STOCK-BASED INCENTIVE PLAN AND STOCK-BASED COMPENSATION

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

Upon adoption, there were approximately 4.0 million shares available for issuance under the 2005 Plan. The number of shares available for issuance is increased by any shares of common stock which were previously reserved for issuance under our preceding stock option plan, and were not subject to grant on June 6, 2005, or as to which the stock-based compensation award is forfeited on or after June 6, 2005. The number of shares available for issuance is reduced by (i) two shares for each share delivered in settlement of any stock appreciation rights, for each share of restricted stock, and for each stock unit or performance unit award, and (ii) one share for each share delivered in settlement of a stock option award. In no event shall more than 1.0 million aggregate shares of common stock subject to stock options, stock appreciation rights, restricted stock or performance stock unit awards be granted to any one participant in any one year under the 2005 Plan. At December 31, 2014, we had 3.7 million shares available for future grant under our 2005 Plan and we had 4.8 million shares of our common stock reserved for future issuance pursuant to the 2005 Plan and our previous plan.

Stock Option Activity
Stock option activity was as follows (shares in thousands):

	Options Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2013	993	$6.73
Granted	154	8.52
Forfeited, canceled or expired	(252)	16.46
Exercised	(97)	3.90
Outstanding at December 31, 2014	798	$4.41

Certain information regarding options outstanding at December 31, 2014 was as follows:

	Options Outstanding	Options Exercisable	Options Vested and Expected to Vest
Number (in thousands)	798	500	797
Weighted-average exercise price	$4.41	$3.25	$4.41
Aggregate intrinsic value (in millions)	$8.6	$6.0	$8.6
Weighted average remaining contractual term (in years)	4.3	3.4	4.3

RSU Activity
Following is a summary of RSU activity (shares in thousands):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2013	139	$3.58
Granted	29	8.86
Forfeited, canceled or expired	—	—
Vested	(81)	10.78
Outstanding at December 31, 2014	87	$5.93

PSU Activity
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

In February and August 2012, we granted PSU awards to certain executive officers covering a total of 82,000 shares of our common stock. The PSUs vest based on achievement of certain operating income and return on asset goals established for a three-year performance period. The number of PSUs that ultimately vest following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of PSUs that vest can range from 60% of the PSUs if minimum thresholds are achieved to a maximum of 150%. These awards are expected to vest in full at the 150% maximum achievement, with the exception of any forfeitures.

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

In February 2014, we granted PSU awards to certain of our executive officers covering a total of 82,494 shares of our common stock. The PSUs vest based on achievement of goals established for operating income and revenue growth for a three-year performance period. The number of shares vesting under the PSU awards following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%.

Following is a summary of PSU activity (shares in thousands):

	PSUs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2013	84	$3.76
Granted	82	8.22
Forfeited, canceled or expired	—	—
Vested	—	—
Outstanding at December 31, 2014	166	$5.97

Stock-Based Compensation
We receive income tax deductions as a result of the exercise of certain stock options and vesting of RSUs and PSUs. Stock-based compensation expense, primarily included in General and Administrative expense, was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Stock options	$592	$337	$355
Restricted stock units	121	54	188
Performance stock units	353	63	87
	$1,066	$454	$630

Certain other information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Weighted average grant-date per share fair value of stock options granted	$5.36	$4.37	$1.89
Total intrinsic value of stock options exercised	736	451	33
Fair value of RSUs vested	872	545	405
Fair value of PSUs vested	—	386	—

As of December 31, 2014, unrecognized compensation expense for outstanding, but unvested stock-based awards was $0.7 million, which is expected to be recognized over a weighted average period of 1.5 years.

Assumptions used in calculating the fair value of stock option grants were as follows:

	Year Ended December 31,
	2014	2013	2012
Dividend yield	—%	—%	—%
Risk-free interest rate	1.7%	0.9%	0.9%
Expected life (years)	4.75	4.75	4.75
Expected volatility	80%	89%	92%

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

(14) STOCK REPURCHASE PROGRAM

On November 3, 2014, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $15 million of our outstanding common stock from time to time over a period of 24 months. The repurchase program expires November 3, 2016. Share repurchases will be funded with existing cash balances and repurchased shares will be retired and returned to unissued authorized shares. To date, we have not repurchased any shares pursuant to the program.

(15) INCOME PER SHARE

The weighted average numbers of shares outstanding used to compute income per share amounts were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Shares used for basic per share calculations	31,253	31,072	30,851
Dilutive effect of outstanding options, PSUs and RSUs	435	385	123
Shares used for diluted per share calculations	31,688	31,457	30,974

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of Diluted Income Per Share, primarily because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future (in thousands):

	As of December 31,
	2014	2013	2012
Stock options	225	304	1,072
PSUs	—	12	26

(16) SEGMENT AND GEOGRAPHIC INFORMATION

We have two reportable segments - Direct and Retail. Contribution is the measure of profit or loss, defined as Net Sales less product costs and directly attributable expenses. Directly attributable expenses include Selling and Marketing expenses, General and Administrative expenses, and Research and Development expenses that are directly related to segment operations. Segment assets are those directly assigned to an operating segment's operations, primarily Accounts Receivable, Inventories, Goodwill and Other Intangible Assets. Unallocated assets primarily include Cash and Cash Equivalents, Available-for-Sale securities, shared information technology infrastructure, distribution centers, corporate headquarters, Prepaids and Other Current Assets, Deferred Income Tax Assets and Other Assets. Capital expenditures directly attributable to the Direct and Retail segments were not significant in any period.

Following is summary information by reportable segment (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net Sales:
Direct	$175,593	$136,663	$124,978
Retail	93,223	76,775	63,891
Unallocated royalty income	5,631	5,365	5,057
Consolidated Net Sales	$274,447	$218,803	$193,926
Contribution:
Direct	$29,345	$14,126	$12,479
Retail	13,279	11,431	7,855
Unallocated royalty income	5,631	5,365	5,057
Consolidated contribution	$48,255	$30,922	$25,391

Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$48,255	$30,922	$25,391
Amounts not directly related to segments:
Operating expenses	(18,101)	(15,198)	(14,801)
Other income (expense), net	70	315	(174)
Income tax (provision) benefit	(9,841)	32,085	226
Income from continuing operations	$20,383	$48,124	$10,642

Depreciation and amortization expense:
Direct	$1,913	$1,956	$2,366
Retail	643	642	825
Unallocated corporate	1,468	746	78
Total depreciation and amortization expense	$4,024	$3,344	$3,269

	December 31,
Assets:	2014	2013
Direct	$25,263	$21,249
Retail	37,203	32,023
Unallocated corporate	113,188	90,295
Total assets	$175,654	$143,567

Net sales by geographic area were as follows:

	Year Ended December 31,
	2014	2013	2012
U.S.	$231,230	$181,381	$167,504
Canada	35,367	34,166	24,977
All other	7,850	3,256	1,445
	$274,447	$218,803	$193,926

There are no material long-lived assets held outside of the U.S.

(17) COMMITMENTS AND CONTINGENCIES

Operating Leases
We lease property and equipment under non-cancelable operating leases which, in the aggregate, extend through 2025. Many of these leases contain renewal options and provide for rent escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Rent expense under all operating leases was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Rent expense	$3,625	$3,473	$3,218

As of December 31, 2014, future minimum lease payments under non-cancelable leases, reduced for sublease income, were as follows (in thousands):

2015	$4,050
2016	3,990
2017	3,250
2018	2,249
2019	2,575
Thereafter	9,803
$25,917

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of December 31, 2014, we had approximately $0.6 million in letters of credit with certain vendors with expiration dates through April 2015.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of December 31, 2014, we had approximately $21.3 million in non-cancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of December 31, 2014.

Legal Matters
In 2004, we were sued in the Southern District of New York by BioSig Instruments, Inc. for alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products. No significant activity in the litigation occurred until 2008. In 2012, the United States District Court granted summary judgment to us on grounds that BioSig’s patents were invalid as a matter of law. BioSig appealed the grant of summary judgment and, in April 2013, the United States Court of Appeals for the Federal Circuit reversed the District Court’s decision on summary judgment and remanded the case to the District Court for further proceedings. On January 10, 2014, the U.S. Supreme Court granted our petition for a writ of certiorari to address the legal standard applied by the Federal Circuit in determining whether the patents may be valid under applicable law. The case was argued before the Supreme Court on April 28, 2014. By decision dated June 2, 2014, the Supreme Court unanimously reversed the Federal Circuit, holding that its standard of when a patent may be “indefinite” was incorrect and remanding to the Federal Circuit for reconsideration under the correct standard. The remand hearing in the Federal Circuit was held on October 29, 2014, and no decision has yet been issued. We do not believe that our use of heart rate monitors utilized or purchased from third parties, and otherwise, infringe the BioSig patents.

In August 2014, we initiated an arbitration proceeding under a 1999 license agreement pursuant to which we had licensed certain rights relating to our TreadClimber® products. We believe that our obligation to pay royalties under the license agreement ceased in the fourth quarter of 2013. The licensor disputes this and issued a notice under the contract claiming breach of the license agreement and asserting various remedies. We are seeking a declaratory ruling in the arbitration that we have performed all our obligations under the license agreement, and that there is no continuing obligation to pay royalties. The licensor has asserted various counterclaims in the arbitration, including contract and intellectual property claims, and asserted various remedies, including termination of the license agreement. The Company has replied to the counterclaim, denying the allegations and demanded remedies and asserting defenses. The arbitration is being administered by the American Arbitration Association (AAA) and is in its preliminary stages. An arbitrator has been selected, however, a stay of the arbitration proceedings has been issued.

In addition to the matters described above, from time to time, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

Litigation and jury verdicts are, to some degree, inherently unpredictable, and although we have determined that a loss is not probable in connection with any current legal proceeding, it is reasonably possible that a loss may be incurred in connection with proceedings to which we are a party. Assessment of whether incurrence of a loss is probable, or a reasonable possibility, in connection with a particular proceeding, and estimation of the loss, or a range of loss, involves complex judgments and numerous uncertainties. Management is unable to estimate a range of reasonably possible losses related to litigation in its early stages, especially when the damages sought are indeterminate, or the legal and factual basis for the relevant claims have not been developed with specificity. As such, zero liability is recorded as of December 31, 2014.

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

(18) SUPPLEMENTARY INFORMATION - QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table summarizes our unaudited quarterly financial data for 2014 and 2013 (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
2014
Net sales	$71,903	$48,546	$59,067	$94,931	$274,447
Gross profit	38,481	24,780	28,795	48,519	140,575
Operating income	9,001	2,379	4,281	14,493	30,154
Income from continuing operations	5,748	1,498	2,664	10,473	20,383
Loss from discontinued operations	(374)	(941)	(177)	(96)	(1,588)
Net income(1)	5,374	557	2,487	10,377	18,795
Net income per share:
Basic	$0.17	$0.02	$0.08	$0.33	$0.60
Diluted (2)	0.17	0.02	0.08	0.33	0.59

2013
Net sales	$59,214	$36,242	$46,256	$77,091	$218,803
Gross profit	30,694	17,329	21,777	36,677	106,477
Operating income (loss)	5,994	(1,724)	1,336	10,118	15,724
Income from continuing operations	5,524	32,668	1,500	8,432	48,124
Income (loss) from discontinued operations	(365)	195	(116)	116	(170)
Net income (1)	5,159	32,863	1,384	8,548	47,954
Net income per share:
Basic	$0.17	$1.06	$0.04	$0.27	$1.54
Diluted (2)	0.17	1.05	0.04	0.27	1.52

(1) Net income in the quarters ended December 31, 2014 and June 30, 2013 included a $1.2 million and a $35.8 million credit, respectively, related to the reversal of a portion of our deferred tax asset valuation allowance.

(2) May not add due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As of December 31, 2014, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2014 that our disclosure controls and procedures were effective.

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

Management's Assessment
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014, which is included herein.

Changes In Internal Control Over Financial Reporting
Other than as discussed below, there were no changes in our internal control over financial reporting that occurred during the three- and twelve-months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the twelve months ended December 31, 2014, we completed the implementation of a new enterprise resource planning ("ERP") system, which covers all of our significant processes including, but not limited to, revenue and invoicing, purchasing, accounts payable, accounts receivable and general ledger reporting. We believe this new ERP system and related processes enhance our internal control over financial reporting. We may make modifications and upgrades to the ERP system in the future to further enhance our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Nautilus, Inc.
Vancouver, Washington

We have audited the internal control over financial reporting of Nautilus, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 26, 2015

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the captions Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officers, Information Concerning the Board of Directors and Code of Ethics in our Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2015 (the "2015 Proxy Statement"). If the 2015 Proxy Statement is not filed with the SEC by April 30, 2015, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2015.

Item 11. Executive Compensation

The information required by this item will be set forth under the captions Executive Compensation and Director Compensation in our 2015 Proxy Statement. If the 2015 Proxy Statement is not filed with the SEC by April 30, 2015, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table provides information about our equity compensation plan as of December 31, 2014 (shares in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	964	$4.41	3,705
Equity compensation plans not approved by security holders	—	—	—
Total	964	$4.41	3,705

(1) Includes 166 PSU awards granted to certain executive officers. The awards vest based on service requirements along with achievement of certain financial goals established for a three-year performance period, and can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%. The 166 PSU shares are calculated at 100% of the target award.
(2) Weighted average exercise price shown in column (b) does not take into account the PSU awards included in column (a) of the table.

For further information regarding our equity compensation plan, refer to Note 13, Stock-Based Incentive Plan and Stock-Based Compensation, to our consolidated financial statements in Part II, Item 8 of this report.

Beneficial Ownership
The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in our 2015 Proxy Statement. If the 2015 Proxy Statement is not filed with the SEC by April 30, 2015, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Information Concerning the Board of Directors in our 2015 Proxy Statement. If the 2015 Proxy Statement is not filed with the SEC by April 30, 2015, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2015.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Ratification of Appointment of Registered Independent Public Accounting Firm for 2015 in our 2015 Proxy Statement. If the 2015 Proxy Statement is not filed with the SEC by April 30, 2015, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2015.

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

Exhibits
The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation - Incorporated by reference to Exhibit A to Schedule 14A, as filed with the Commission on April 22, 2008.

3.2	Amended and Restated Bylaws - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on April 5, 2005.

3.3	Amendment to Amended and Restated Bylaws of the Company - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on January 31, 2007.

10.1*	Company 2005 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the Commission on June 10, 2005.

10.2*
First Amendment to Company 2005 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the three months ended September 30, 2006, as filed with the Commission on November 9, 2006.

10.3*	Form of Nonstatutory Stock Option Agreement - Incorporated by reference to Exhibit 10 of our Current Report on Form 8-K, as filed with the Commission on July 29, 2005.

10.4*	Form of Non-Employee Director Nonstatutory Stock Option Agreement - Incorporated by reference to Exhibit 10 of our Current Report on Form 8-K, as filed with the Commission on August 19, 2005.

10.5*
Form of Performance Unit Agreement - Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the three months ended June 30, 2006, as filed with the Commission on August 9, 2006.

10.6
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

Exhibit No.	Description

10.8
Technology Transfer and License Agreement dated as of December 29, 2009 between Nautilus, Inc. and Fit Dragon International, Inc. - Incorporated by reference to Exhibit 10.26 of our Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.9
Private Label Consumer Credit Card Program Agreement, dated June 15, 2010, by and between Nautilus, Inc. and GE Money Bank - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the three months ended June 30, 2010 as filed with the Commission on August 16, 2010. [Confidential treatment has been granted with respect to a portion of this Exhibit]

10.10
HELPcard Merchant Agreement, dated June 14, 2010, effective as of June 11, 2010, by and between Nautilus, Inc. and Dent-A-Med, Inc. - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the three months ended June 30, 2010 as filed with the Commission on August 16, 2010. [Confidential treatment has been granted with respect to a portion of this Exhibit]

10.11
First Amendment dated November 6, 2010 to Private Label Consumer Credit Card Program Agreement, dated June 15, 2010, by and between the Company and GE Money Bank - Incorporated by reference to Exhibit 10.27 of our Form 10-K for the fiscal year ended December 31, 2012 as filed with the Commission on March 7, 2013.

10.12
Merchant Agreement dated December 15, 2010, between the Company and Hy Cite Corporation - Incorporated by reference to Exhibit 10.28 of our Form 10-K for the fiscal year ended December 31, 2012 as filed with the Commission on March 7, 2013. [Confidential treatment has been granted with respect to a portion of this Exhibit]

10.13*
Executive Employment Agreement, dated September 21, 2007, between the Company and Wayne M. Bolio - Incorporated by reference to Exhibit 10.33 of our Form 10-K for the fiscal year ended December 31, 2010 as filed with the Commission on March 8, 2011.

10.14*
Severance and Employment Agreement, dated April 23, 2012, between the Company and Robert O. Murdock - Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K as filed with the Commission on March 20, 2013.

10.15*
Severance and Employment Agreement, dated March 30, 2011, between the Company and William B. McMahon - Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K as filed with the Commission on March 31, 2011.

10.16
Office Lease Agreement dated as of July 25, 2011, by and between Nautilus, Inc. and Columbia Tech Center, L.L.C. - Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K as filed with the Commission on July 29, 2011.

10.17*
Executive Employment Agreement dated as of May 30, 2011, between Nautilus, Inc. and Bruce M. Cazenave - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the three months ended June 30, 2011 as filed with the Commission on August 11, 2011.

10.18*	Form of Restricted Stock Unit Agreement - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the three months ended June 30, 2011 as filed with the Commission on August 11, 2011.

10.19*	Form of Restricted Stock Unit Agreement - Incorporated by reference to Exhibit 10.3 of our Form 10-Q for the three months ended June 30, 2011 as filed with the Commission on August 11, 2011.

10.20*
Form of Non-Employee Director Nonstatutory Stock Option Agreement - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the three months ended March 31, 2012 as filed with the Commission on May 9, 2012.

10.21
Program Agreement between Nautilus, Inc. and Genesis Bankcard Services, Inc. - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the three months ended June 30, 2013 as filed with the Commission on August 8, 2013. [Confidential Treatment has been granted with respect to portions of this exhibit]

10.22*
Form of Non-Employee Director Restricted Stock Unit Award Agreement - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the three months ended June 30, 2013 as filed with the Commission on August 8, 2013.

10.23*
Executive Employment Agreement dated as of February 10, 2014, by and between Nautilus, Inc. and Sidharth Nayar - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the three months ended March 31, 2014 as filed with the Commission on May 8, 2014.

10.24*
Stock Unit Award Agreement dated as of February 28, 2014, by and between Nautilus, Inc. and Sidharth Nayar - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the three months ended March 31, 2014 as filed with the Commission on May 8, 2014.

10.25*
Offer Letter, dated July 26, 2013, between the Company and Jeffery Collins - Incorporated by reference to Exhibit 10.3 of our Form 10-Q for the three months ended March 31, 2014 as filed with the Commission on May 8, 2014.

Exhibit No.	Description

10.26
First Lease Modification Agreement, dated as of June 19, 2014, to the Office Lease by and between Nautilus, Inc. and Columbia Tech Ceter, L.L.C. dated July 25, 2011 - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the three months ended June 30, 2014 as filed with the Commission on August 7, 2014.

10.27
Credit Agreement dated December 5, 2014 between Nautilus, Inc. and JPMorgan Chase Bank, N.A. - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated December 5, 2014 as filed with the Commission on December 8, 2014.

10.28
Continuing Security Agreement dated December 5, 2014 between Nautilus, Inc. and JPMorgan Chase Bank, N.A. - Incorporated by reference to Exhibit 10.2 of our Form 8-K dated December 5, 2014 as filed with the Commission on December 8, 2014.

10.29
Line of Credit Note dated December 5, 2014 between Nautilus, Inc. and JPMorgan Chase Bank, N.A. - Incorporated by reference to Exhibit 10.3 of our Form 8-K dated December 5, 2014 as filed with the Commission on December 8, 2014.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from Nautilus, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Indicates management contract, compensatory agreement or arrangement, in which our directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUTILUS, INC.

Date: February 26, 2015	By:	/s/ Bruce M. Cazenave
Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.

Date: February 26, 2015	By:	/s/ Sidharth Nayar
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2015.

(Remainder of page is blank.)

Signature	Title
/s/ Bruce M. Cazenave	Chief Executive Officer (Principal Executive Officer)
Bruce M. Cazenave

/s/ Sidharth Nayar	Chief Financial Officer (Principal Financial and Accounting Officer)
Sidharth Nayar

*	Chairman
M. Carl Johnson, III

*	Director
Ronald P. Badie

*	Director
Richard A. Horn

*	Director
Anne G. Saunders

*	Director
Marvin G. Siegert

*By:	/s/ Wayne M. Bolio	February 26, 2015
Wayne M. Bolio
Attorney-In-Fact