Form 10-Q
period 2015-03-31
NAUTILUS, INC.
filed 2015-05-07
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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
The number of shares outstanding of the registrant's common stock as of April 30, 2015 was 31,382,889 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I.    FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$30,693	$45,206
Available-for-sale securities	51,390	26,984
Trade receivables, net of allowances of $36 and $108	16,816	26,260
Inventories	19,966	24,896
Prepaids and other current assets	5,342	6,987
Income taxes receivable	22	50
Deferred income tax assets	11,030	12,368
Total current assets	135,259	142,751

Property, plant and equipment, net	9,665	9,634
Goodwill	2,318	2,520
Other intangible assets, net	10,285	10,575
Long-term deferred income tax assets	4,797	9,546
Other assets	533	628
Total assets	$162,857	$175,654

Liabilities and Shareholders' Equity
Trade payables	$26,829	$47,574
Accrued liabilities	9,140	9,851
Warranty obligations, current portion	2,497	2,246
Total current liabilities	38,466	59,671
Income taxes payable, non-current	3,828	3,725
Other long-term liabilities	1,186	1,186
Total liabilities	43,480	64,582
Commitments and contingencies (Note 13)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 31,382 and 31,333 shares issued and outstanding	6,091	8,033
Retained earnings	114,079	103,347
Accumulated other comprehensive loss	(793)	(308)
Total shareholders' equity	119,377	111,072
Total liabilities and shareholders' equity	$162,857	$175,654

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Net sales	$96,239	$71,903
Cost of sales	42,350	33,422
Gross profit	53,889	38,481
Operating expenses:
Selling and marketing	28,399	21,774
General and administrative	5,578	5,803
Research and development	2,307	1,903
Total operating expenses	36,284	29,480
Operating income	17,605	9,001
Other income (expense):
Interest income	44	8
Interest expense	(5)	(7)
Other, net	(116)	(61)
Total other income (expense), net	(77)	(60)
Income from continuing operations before income taxes	17,528	8,941
Income tax provision	6,669	3,193
Income from continuing operations	10,859	5,748
Discontinued operations:
Loss from discontinued operations before income taxes	(153)	(512)
Income tax benefit from discontinued operations	(26)	(138)
Loss from discontinued operations	(127)	(374)
Net income	$10,732	$5,374

Basic income per share from continuing operations	$0.35	$0.18
Basic loss per share from discontinued operations	—	(0.01)
Basic net income per share(1)	$0.34	$0.17

Diluted income per share from continuing operations	$0.34	$0.18
Diluted loss per share from discontinued operations	—	(0.01)
Diluted net income per share	$0.34	$0.17
Shares used in per share calculations:
Basic	31,396	31,172
Diluted	31,767	31,550

(1)May not add due to rounding.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$10,732	$5,374
Other comprehensive loss:
Unrealized loss on marketable securities, net of income tax expense of $0 and $0	(1)	(13)
Foreign currency translation, net of income tax expense of $5 and $5	(484)	(164)
Comprehensive income	$10,247	$5,197

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Income from continuing operations	$10,859	$5,748
Loss from discontinued operations	(127)	(374)
Net income	10,732	5,374
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	910	865
Provision for (benefit from) allowance for doubtful accounts	(108)	30
Inventory lower-of-cost-or-market adjustments	18	589
Stock-based compensation expense	301	265
(Gain) loss on asset dispositions	(2)	1
Deferred income taxes, net of valuation allowance	6,102	2,321
Excess tax deficiency related to stock-based awards	2	102
Changes in operating assets and liabilities:
Trade receivables	9,719	11,752
Inventories	4,930	1,765
Prepaids and other current assets	1,763	2,617
Income taxes	27	356
Trade payables	(20,612)	(9,830)
Accrued liabilities, including warranty obligations	(298)	(1,085)
Net cash provided by operating activities	13,484	15,122
Cash flows from investing activities:
Purchases of available-for-sale securities	(30,440)	(13,518)
Proceeds from maturities of available-for-sale securities	3,680	—
Proceeds from sales of available-for-sale securities	2,354	—
Purchases of property, plant and equipment	(590)	(521)
Net cash used in investing activities	(24,996)	(14,039)
Cash flows from financing activities:
Proceeds from exercise of stock options	407	42
Payments for stock repurchases	(1,996)	—
Tax payments related to stock award issuances	(652)	—
Excess tax deficiency related to stock-based awards	(2)	(102)
Net cash used in financing activities	(2,243)	(60)
Effect of exchange rate changes on cash and cash equivalents	(758)	33
Increase (decrease) in cash and cash equivalents	(14,513)	1,056
Cash and cash equivalents:
Beginning of period	45,206	40,979
End of period	$30,693	$42,035
Supplemental disclosure of cash flow information:
Cash paid for interest	$(6)	$(7)
Cash paid for income taxes, net	(332)	(95)
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$64	$—
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

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Further information regarding significant estimates can be found in our 2014 Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2015 and December 31, 2014, and our results of operations, comprehensive income and cash flows for the three months ended March 31, 2015 and 2014. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

New Accounting Pronouncements

ASU 2015-02
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Consolidation (Topic 810).” ASU 2015-02 amends guidance regarding the consolidation of certain legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not expect the adoption of ASU 2015-02 to have any effect on our financial position, results of operations or cash flows.

ASU 2015-01
In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).” ASU 2015-01 simplifies income statement presentation by eliminating the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 will not have any effect on our financial position, results of operations or cash flows.

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

(2) DISCONTINUED OPERATIONS

There was no revenue related to discontinued operations for the three months ended March 31, 2015 or the year ended December 31, 2014. However, we continue to have legal and accounting expenses as we work with authorities on final deregistration of certain foreign entities and product liability expenses associated with product previously sold into the Commercial channel.

The following table summarizes liabilities for exit costs related to discontinued operations, included in Accrued Liabilities and Other Long-Term Liabilities in our Condensed Consolidated Balance Sheets (in thousands):

Facilities Leases
Balance, December 31, 2014	$573
Adjustments	—
Payments	(67)
Balance, March 31, 2015	$506

We expect the lease obligations to be paid out through 2016.

(3) FAIR VALUE MEASUREMENTS

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 - observable inputs such as quoted prices (unadjusted) in active liquid markets for identical securities as of the reporting date;

•
Level 2 - other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; or observable market prices in markets with insufficient volume and/or infrequent transactions; and

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$10,630	$—	$—	$10,630
Certificates of deposit(1)	—	245	—	245
Commercial paper	—	1,000	—	1,000
Corporate bonds	—	2,029	—	2,029
Variable-rate demand notes	—	—	—	—
Total Cash Equivalents	10,630	3,274	—	13,904

Available-for-Sale Securities
Certificates of deposit(1)	—	21,318	—	21,318
Commercial paper	—	4,996	—	4,996
Corporate bonds	—	25,076	—	25,076
Total Available-for-Sale Securities	—	51,390	—	51,390

Total assets measured at fair value	$10,630	$54,664	$—	$65,294

(1) All certificates of deposit are within current FDIC insurance limits.

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$2,591	$—	$—	$2,591
Certificates of deposit(1)	—	980	—	980
Commercial paper	—	12,497	—	12,497
Variable rate demand notes	—	8,000	—	8,000
Total Cash Equivalents	2,591	21,477	—	24,068

Available-for-Sale Securities
Certificates of deposit(1)	—	14,202	—	14,202
Corporate bonds	—	12,782	—	12,782
Total Available-for-Sale Securities	—	26,984	—	26,984

Total assets measured at fair value	$2,591	$48,461	$—	$51,052

(1) All certificates of deposit are within current FDIC insurance limits.

We did not have any liabilities measured at fair value on a recurring basis as of March 31, 2015 or December 31, 2014.

We recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the three months ended March 31, 2015, nor for the year ended December 31, 2014.

We did not have any changes to our valuation techniques during the three months ended March 31, 2015.

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value. Level 1 investments valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 investments valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions. The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Unrealized holding gains and losses are excluded from earnings and are reported net of tax in Comprehensive Income until realized.

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily Property, Plant and Equipment, Goodwill, Other Intangible Assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We did not perform any valuations on assets or liabilities that are valued at fair value on a nonrecurring basis during the first quarter of 2015. During the fourth quarter of 2014, we performed our annual Goodwill and indefinite-lived trade names impairment valuations effective as of October 1, 2014. During the three months ended March 31, 2015 and the year ended December 31, 2014, we did not record any other-than-temporary impairments on our financial assets required to be measured at fair value on a nonrecurring basis.

(4) INVENTORIES
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

Inventories consisted of the following (in thousands):

	As of
	March 31, 2015	December 31, 2014
Finished goods	$18,660	$23,765
Parts and components	1,306	1,131
Total inventories	$19,966	$24,896

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				March 31, 2015	December 31, 2014
Automobiles	5			$23	$23
Leasehold improvements	5	to	20	2,159	2,144
Computer software and equipment	3	to	7	25,550	25,397
Machinery and equipment	3	to	5	6,724	6,709
Furniture and fixtures	5			1,104	1,108
Work in progress(1)	N/A			861	421
Total cost				36,421	35,802
Accumulated depreciation				(26,756)	(26,168)
Total property, plant and equipment, net				$9,665	$9,634
(1) Work in progress includes production tooling and internal use software development.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
All goodwill is assigned to our Direct reporting segment. The rollforward of goodwill was as follows (in thousands):

Balance, January 1, 2014	$2,740
Currency exchange rate adjustment	(220)
Balance, December 31, 2014	2,520
Currency exchange rate adjustment	(202)
Balance, March 31, 2015	$2,318

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				March 31, 2015	December 31, 2014
Other intangible assets:
Indefinite-lived trademarks	N/A			$9,052	$9,052
Patents	8	to	16	18,154	18,154
				27,206	27,206
Accumulated amortization - patents				(16,921)	(16,631)
Other intangible assets, net				$10,285	$10,575

Amortization expense was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Patent amortization	$290	$510

Future amortization of patents is as follows (in thousands):

Remainder of 2015	$538
2016	430
2017	143
2018	65
2019	35
Thereafter	22
$1,233

(7) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	March 31, 2015	December 31, 2014
Payroll and related liabilities	$3,632	$5,058
Other	5,508	4,793
Total accrued liabilities	$9,140	$9,851

(8) PRODUCT WARRANTIES

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

Changes in our product warranty obligations were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$2,246	$1,638
Accruals	815	921
Payments	(564)	(576)
Balance, end of period	$2,497	$1,983

(9) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of applicable taxes, reported on our Condensed Consolidated Balance Sheets consists of unrealized holding losses on available-for-sale securities and foreign currency translation adjustments. The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(18)	$(290)	$(308)
Current period other comprehensive loss	(1)	(484)	(485)
Balance, March 31, 2015	$(19)	$(774)	$(793)

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2013	$—	$244	$244
Current period other comprehensive loss	(13)	(164)	(177)
Balance, March 31, 2014	$(13)	$80	$67

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

	Three Months Ended March 31,
	2015	2014
Shares used to calculate basic income per share	31,396	31,172
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	371	378
Shares used to calculate diluted income per share	31,767	31,550

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted income per share because, in the case of stock options, the average market price did not exceed the exercise price, and for the performance stock units, because these shares are subject to performance conditions that had not been met. These shares may be dilutive potential common shares in the future (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options	25	320
Performance stock units	163	84

(11) STOCK REPURCHASE PROGRAM

On November 3, 2014, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $15.0 million of our outstanding common stock from time to time over a period of 24 months. The repurchase program expires November 3, 2016. Share repurchases will be funded with existing cash balances and repurchased shares will be retired and returned to unissued authorized shares. During the first quarter of 2015, we repurchased 133,877 shares at an average price of $14.91 per share for a total of $2.0 million, and, as of March 31, 2015, $13.0 million remains available for future repurchases.

For additional information, see Issuer Purchases of Equity Securities at Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" in this Form 10-Q.

(12) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two reportable segments - Direct and Retail. Contribution is the measure of profit or loss, defined as Net Sales less product costs and directly attributable expenses. Directly attributable expenses include Selling and Marketing expenses, General and Administrative expenses, and Research and Development expenses that are directly related to segment operations. Segment assets are those directly assigned to an operating segment's operations, primarily Accounts Receivable, Inventories, Goodwill and Other Intangible Assets. Unallocated assets primarily include Cash and Cash Equivalents, Available-for-Sale Securities, Prepaids and Other Current Assets, Deferred Income Tax Assets, Other Assets, shared information technology infrastructure, distribution centers and corporate headquarters. Capital expenditures directly attributable to the Direct and Retail segments were not significant in either period presented.

Following is summary information by reportable segment (in thousands):

	Three Months Ended March 31,
	2015	2014
Net sales:
Direct	$74,057	$50,735
Retail	21,290	20,103
Unallocated royalty income	892	1,065
Consolidated net sales	$96,239	$71,903
Contribution:
Direct	$19,571	$10,352
Retail	1,500	2,509
Unallocated royalty income	892	1,065
Consolidated contribution	$21,963	$13,926

Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$21,963	$13,926
Amounts not directly related to segments:
Operating expenses	(4,358)	(4,925)
Other expense, net	(77)	(60)
Income tax expense	(6,669)	(3,193)
Income from continuing operations	$10,859	$5,748

There was no material change in the allocation of assets by segment during the first three months of 2015 and, accordingly, assets by segment are not presented.

For the three months ended March 31, 2015 and 2014, no customer represented 10.0% or more of total Net Sales.

(13) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of March 31, 2015, we had approximately $0.6 million in standby letters of credit with certain vendors with expiration dates through April 2016.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of March 31, 2015, we had approximately $20.5 million in noncancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of March 31, 2015.

Legal Matters
In 2004, we were sued in the Southern District of New York by BioSig Instruments, Inc. for alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products. No significant activity in the litigation occurred until 2008. In 2012, the United States District Court granted summary judgment to us on grounds that BioSig’s patents were invalid as a matter of law. BioSig appealed the grant of summary judgment and, in April 2013, the United States Court of Appeals for the Federal Circuit reversed the District Court’s decision on summary judgment and remanded the case to the District Court for further proceedings. On January 10, 2014, the U.S. Supreme Court granted our petition for a writ of certiorari to address the legal standard applied by the Federal Circuit in determining whether the patents may be valid under applicable law. The case was argued before the Supreme Court on April 28, 2014. By decision dated June 2, 2014, the Supreme Court unanimously reversed the Federal Circuit, holding that its standard of when a patent may be “indefinite” was incorrect and remanding to the Federal Circuit for reconsideration under the correct standard. The remand hearing in the Federal Circuit was held on October 29, 2014. By decision dated April 27, 2015, the same panel of the Federal Circuit affirmed its earlier reversal of the District Court’s decision. Unless we elect to petition for a rehearing en banc in the Federal Circuit or for further review in the United States Supreme Court the case will be returned to the District Court for further proceedings. We are currently evaluating these procedural options. We do not believe that our use of heart rate monitors utilized or purchased from third parties, and otherwise, infringes the BioSig patents.

In August 2014, we initiated an arbitration proceeding under a 1999 license agreement pursuant to which we had licensed certain rights relating to our TreadClimber® products. We believe that our obligation to pay royalties under the license agreement ceased in the fourth quarter of 2013. The licensor disputes this and issued a notice under the contract claiming breach of the license agreement and asserting various remedies. We are seeking a declaratory ruling in the arbitration that we have performed all of our obligations under the license agreement, and that there is no continuing obligation for us to pay royalties. The licensor has asserted various counterclaims in the arbitration, including contract and intellectual property claims, and asserted various remedies, including termination of the license agreement. We replied to the counterclaim, denying the allegations and demanding remedies and asserting defenses. The arbitration is being administered by the American Arbitration Association and is in its preliminary stages. An arbitrator has been selected, however, a stay of the arbitration proceedings has been issued.

In addition to the matters described above, from time to time, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

Litigation and jury verdicts are, to some degree, inherently unpredictable, and, although we have determined that a loss is not probable in connection with any current legal proceeding, it is reasonably possible that a loss may be incurred in connection with proceedings to which we are a party. Assessment of whether incurrence of a loss is probable, or a reasonable possibility, in connection with a particular proceeding, and estimation of the loss, or a range of loss, involves complex judgments and numerous uncertainties. Management is unable to estimate a range of reasonably possible losses related to litigation in its early stages, especially when the damages sought are indeterminate, or the legal and factual basis for the relevant claims have not been developed with specificity. As such, zero liability is recorded as of March 31, 2015.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). All references to the first quarter and first three months of 2015 and 2014 mean the three-month periods ended March 31, 2015 and 2014, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

As a result of the above and other factors, our period-to-period operating results may not be indicative of future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. For more information, see our discussion of Risk Factors located at Part I, Item 1A of our 2014 Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. The forward-looking statements in this report include, without limitation: our prospects, resources or capabilities; current or future financial trends; future operating results; future plans for introduction of new products; anticipated demand for our new and existing products; maintenance of appropriate inventory levels; growth in revenues and profits; leverage of operating expenses; future revenues from our licensing initiative; results of increased media investment in the Direct segment; continued improvement in operating margins; expectations for increased Research and Development expenses; the amount expected to be spent on software and equipment in 2015; fluctuations in Net Sales due to seasonality; and our ability to continue to fund our operating and capital needs for the following twelve-month period. Forward-looking statements also include any statements related to our expectations regarding future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, expenses and gross margins, profits or losses, losses from discontinued operations, settlements of warranty obligations, the anticipated outcome of litigation to which we are a party, new product introductions, financing and working capital requirements and resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part I, Item 1A, "Risk Factors," in our 2014 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or conform them to actual results or to changes in circumstances or expectations.

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

Net Sales for the first three months of 2015 were $96.2 million, an increase of $24.3 million, or 33.8%, as compared to Net Sales of $71.9 million for the first three months of 2014. Net sales of our Direct segment increased $23.3 million, or 46.0%, in the first three months of 2015, compared to the first three months of 2014, primarily due to increased consumer demand for our cardio products, especially the recently released Bowflex Max Trainer®, which started shipping in January 2014. Net sales of our Retail segment increased by $1.2 million, or 5.9%, in the first three months of 2015, compared to the first three months of 2014, primarily due to favorable retailer sell-through of our new lineup of cardio products.

Gross Profit for the first three months of 2015 was $53.9 million, or 56.0% of sales, an increase of $15.4 million, or 40.0%, as compared to Gross Profit of $38.5 million, or 53.5% of sales, for the first three months of 2014. The increase in Gross Profit dollars was primarily due to the increase in Net Sales, while the increase in gross profit margin percentage was due to shift in channel mix to the Direct segment.

Operating Expenses for the first three months of 2015 were $36.3 million, an increase of $6.8 million, or 23.1%, as compared to Operating Expenses of $29.5 million for the first three months of 2014. The growth in Operating Expenses was primarily related to increases in Selling and Marketing expenses.

Operating Income for the first three months of 2015 was $17.6 million, an increase of $8.6 million, or 95.6%, as compared to Operating Income of $9.0 million for the first three months of 2014. The improvement in our operating results for the first three months of 2015 compared to the first three months of 2014 was driven primarily by higher Net Sales and improved Gross Profit margins coupled with leveraging operating expense over higher revenues.

Income from Continuing Operations was $10.9 million for the first three months of 2015, or $0.34 per diluted share, compared to Income From Continuing Operations of $5.7 million, or $0.18 per diluted share, for the first three months of 2014. The effective tax rates for the first three months of 2015 and 2014 were 38.0% and 35.7%, respectively.

Net income for the first three months of 2015 was $10.7 million, compared to net income of $5.4 million for the first three months of 2014. Net income per diluted share was $0.34 for the first three months of 2015, compared to $0.17 per diluted share for the first three months of 2014.

Discontinued Operations

Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to the Commercial business in either the 2015 or 2014 periods, we continue to have legal and accounting expenses as we work with authorities on final deregistration of each entity, and product liability and other legal expenses associated with product previously sold into the Commercial channel.

RESULTS OF OPERATIONS

Results of operations information was as follows (in thousands):

	Three Months Ended March 31,		Change
	2015	2014	$	%
Net sales	$96,239	$71,903	$24,336	33.8%
Cost of sales	42,350	33,422	8,928	26.7%
Gross profit	53,889	38,481	15,408	40.0%
Operating expenses:
Selling and marketing	28,399	21,774	6,625	30.4%
General and administrative	5,578	5,803	(225)	(3.9)%
Research and development	2,307	1,903	404	21.2%
Total operating expenses	36,284	29,480	6,804	23.1%
Operating income	17,605	9,001	8,604	95.6%
Other income (expense):
Interest income	44	8	36
Interest expense	(5)	(7)	2
Other	(116)	(61)	(55)
Total other income (expense), net	(77)	(60)	(17)
Income from continuing operations before income taxes	17,528	8,941	8,587
Income tax expense	6,669	3,193	3,476
Income from continuing operations	10,859	5,748	5,111
Loss from discontinued operations, net of income taxes	(127)	(374)	247
Net income	$10,732	$5,374	$5,358

Results of operations information by segment was as follows (in thousands):

	Three Months Ended March 31,		Change
	2015	2014	$	%
Net sales:
Direct	$74,057	$50,735	$23,322	46.0%
Retail	21,290	20,103	1,187	5.9%
Royalty income	892	1,065	(173)	(16.2)%
	$96,239	$71,903	$24,336	33.8%
Cost of sales:
Direct	$25,747	$18,417	$7,330	39.8%
Retail	16,603	15,005	1,598	10.6%
Royalty income	—	—	—	—%
	$42,350	$33,422	$8,928	26.7%
Gross profit:
Direct	$48,310	$32,318	$15,992	49.5%
Retail	4,687	5,098	(411)	(8.1)%
Royalty income	892	1,065	(173)	(16.2)%
	$53,889	$38,481	$15,408	40.0%
Gross margin:
Direct	65.2%	63.7%	150	basis points
Retail	22.0%	25.4%	(340)	basis points

The following table compares the Net Sales of our major product lines within each business segment (in thousands):

	Three Months Ended March 31,		Change
	2015	2014	$	%
Direct net sales:
Cardio products(1)	$70,034	$45,863	$24,171	52.7%
Strength products(2)	4,023	4,872	(849)	(17.4)%
	74,057	50,735	23,322	46.0%
Retail net sales:
Cardio products(1)	13,886	12,376	1,510	12.2%
Strength products(2)	7,404	7,727	(323)	(4.2)%
	21,290	20,103	1,187	5.9%

Royalty income	892	1,065	(173)	(16.2)%
	$96,239	$71,903	$24,336	33.8%

(1) Cardio products include: TreadClimber®, Max Trainer®, treadmills, exercise bikes, ellipticals, Bowflex Boost®, Bowflex BodyTM and DVDs.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights, UpperCut™ and accessories.

Direct

The 46.0% increase in Direct Net Sales for the first three months of 2015 compared to the same period of 2014 was primarily related to the increase in sales of our cardio products, especially the Bowflex Max Trainer®, which started shipping in early 2014.

The increase in Direct Net Sales of cardio products in the first three months of 2015 compared to the same period of 2014 was partially offset by a decline in Direct Net Sales of strength products, primarily due to lower sales of rod-based home gyms. The decline was attributable, in part, to the reduction of advertising for these products over time, as management determined that television advertising spending on this mature product category was generating suboptimal returns. We continue to market and sell rod-based home gyms within the Direct segment through more cost-efficient online media. Additionally, a portion of our sales of strength products have shifted to the Retail segment.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the three-month period ended March 31, 2015 increased to 44.5%, compared to 41.3% in the same period of 2014. We attribute the increase to sales of the Bowflex Max Trainer®, which has attracted consumers with better credit scores, and our media strategy focused on driving quality consumer leads.

The increase in Cost of Sales of our Direct business in the three-month period of 2015 compared to the same period of 2014 was almost entirely related to the growth in Direct Net Sales as discussed above.

The 150 basis point increase in the gross margin of our Direct business for the three-month period of 2015 compared to the same period of 2014 was primarily due to the non-recurrence of inventory write-downs for discontinued product required in the prior year.

Retail

The 5.9% increase in Retail Net Sales in the three-month period of 2015 compared to the same period of 2014 was driven by increased sales of the lineup of cardio products launched in late 2013 and Fall 2014.

The increase in Retail Cost of Sales for the three-month period of 2015 compared to the same period of 2014 was due to the increase in Retail Net Sales.

The 340 basis point decrease in Retail gross margin in the three-month period of 2015 compared to the same period of 2014 was primarily due to unfavorable customer and product mix, and higher distribution related costs.

Selling and Marketing

Dollars in thousands	Three Months Ended March 31,		Change
	2015	2014	$	%
Selling and Marketing	$28,399	$21,774	$6,625	30.4%
As % of Net Sales	29.5%	30.3%

The increase in Selling and Marketing expense in the three-month period of 2015 compared to the same period of 2014 was primarily related to an increase in media advertising of $3.6 million as discussed below and an increase in incremental variable sales expense of $2.8 million, primarily financing fees, related to the increase in Net Sales.

The decrease as a percentage of Net Sales in the three-month period of 2015 compared to the same period of 2014 was primarily due to the increases in Net Sales.

Media advertising expense of our Direct business is the largest component of Selling and Marketing and was as follows:

Dollars in thousands	Three Months Ended March 31,		Change
	2015	2014	$	%
Media advertising	$14,242	$10,667	$3,575	33.5%

The increase in media advertising in the three-month period of 2015 compared to the same period of 2014 was primarily to drive incremental sales in the Direct business.

General and Administrative

Dollars in thousands	Three Months Ended March 31,		Change
	2015	2014	$	%
General and Administrative	$5,578	$5,803	$(225)	(3.9)%
As % of Net Sales	5.8%	8.1%

The decrease in General and Administrative in the three-month period of 2015 compared to the same period of 2014 was primarily due to lower spending on legal expenses for patent enforcement cases and intellectual property registration fees.

The decrease as a percentage of Net Sales in the three-month period of 2015 compared to the same period of 2014 was primarily due to the increase in Net Sales, coupled with lower spending.

Research and Development

Dollars in thousands	Three Months Ended March 31,		Change
	2015	2014	$	%
Research and Development	$2,307	$1,903	$404	21.2%
As % of Net Sales	2.4%	2.6%

The increase in Research and Development in the three-month period of 2015 compared to the same period of 2014 was primarily due to our continued investment in resources required to innovate and broaden our product portfolio.

Other Income (Expense)
Other Income (Expense) primarily relates to the effect of exchange rate fluctuations between the U.S. and Canada.

Income Tax Provision

Dollars in thousands	Three Months Ended March 31,		Change
	2015	2014	$	%
Income Tax Provision	$6,669	$3,193	$3,476	108.9%
Effective tax rate	38.0%	35.7%

Income tax provision for the first three months of 2015 from continuing operations was based on a 38.0% effective tax rate and primarily related to our profitable U.S. and Canadian operations. The decreased effective tax rate of 35.7% for the first three months of 2014 was mainly driven by a certain U.S. tax credit benefit recognized during the first quarter of 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, we had total cash and investments of $82.1 million compared to $72.2 million as of December 31, 2014. Cash provided by operating activities was $13.5 million for the three months ended March 31, 2015, compared to $15.1 million for the three months ended March 31, 2014. We expect our Cash, Cash Equivalents and Available-for-Sale Securities at March 31, 2015, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from March 31, 2015.

The decrease in cash flows from operating activities for the three months ended March 31, 2015 as compared to the same period of 2014 was primarily due to changes in our operating assets and liabilities as discussed below, partially offset by improved operating performance.

Trade Receivables decreased $9.4 million to $16.8 million as of March 31, 2015, compared to $26.3 million as of December 31, 2014, due to seasonally lower Net Sales in the Retail business. Days sales outstanding ("DSO") at March 31, 2015 were 13.9 days compared to 17.6 days as of December 31, 2014 and 17.9 days as of March 31, 2014. The decrease in DSO at March 31, 2015 compared to December 31, 2014 and March 31, 2014 was due to a greater mix of of Direct revenue. Direct sales are generally collected by credit card or funded by third party financing partners, resulting in cash receipt within a few days after product shipment.

Prepaid and Other Current Assets decreased $1.6 million to $5.3 million as of March 31, 2015 compared to $7.0 million as of December 31, 2014, primarily due to seasonality of the business and reduction of royalties receivable of $1.3 million. Prepaid marketing as of March 31, 2015 compared to December 31, 2014 also decreased by $0.4 million primarily due to recognition of catalog related costs.

Inventories decreased $4.9 million to $20.0 million as of March 31, 2015, compared to $24.9 million as of December 31, 2014, due to seasonality of the business and lower in-transit inventory resulting from the resolution of the West Coast port labor dispute. Inventories as of March 31, 2015 compared to March 31, 2014 increased by $6.5 million, primarily due to higher revenues, new product introductions, and the addition of a new distribution center.

Deferred income tax assets decreased $6.1 million to $15.8 million as of March 31, 2015 compared to $21.9 million as of December 31, 2014, primarily due to the utilization of net operating loss carryforwards from prior periods.

Trade Payables decreased $20.7 million to $26.8 million as of March 31, 2015, compared to $47.6 million as of December 31, 2014, primarily due to seasonality of the business.

Cash used in investing activities of $25.0 million for the first three months of 2015 was primarily related to the purchase of $30.4 million of marketable securities, offset by maturities and sales of marketable securities of $3.7 million and $2.4 million, respectively, during the period. Additionally, $0.6 million in capital expenditures was incurred during the period primarily for new software and information technology equipment. We anticipate spending between $6.0 million to $7.0 million in 2015 for software, equipment, leasehold improvements and product tooling.

Cash used in financing activities of $2.2 million for the first three months of 2015 was primarily related to the share buyback program effected of $2.0 million.

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

The interest rate applicable to each advance under the Credit Agreement is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. Our borrowing rate was 1.18% as of March 31, 2015. The Credit Agreement contains customary covenants, including minimum fixed charge coverage ratio and asset coverage ratio, and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. Borrowings under the Credit Agreement are collateralized by substantially all of our assets pursuant to a continuing security agreement. The Credit Agreement also contains customary events of default. Upon an event of default, the lender may terminate its credit line commitment, accelerate all outstanding obligations and exercise its remedies under the continuing security agreement.

As of March 31, 2015, we had no outstanding borrowings and $0.6 million in letters of credit issued under the Credit Agreement with expiration dates through April 2016. As of March 31, 2015, we were in compliance with the financial covenants of the Credit Agreement and approximately $19.4 million was available for borrowing.

Commitments and Contingencies
For a description of our commitments and contingencies, refer to Note 13 to our Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at March 31, 2015.

Stock Repurchase Program
On November 3, 2014, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $15.0 million of our outstanding common stock from time to time over a period of 24 months. The repurchase program expires November 3, 2016. Share repurchases will be funded with existing cash balances and repurchased shares will be retired and returned to unissued authorized shares. During the first quarter of 2015, we repurchased 133,877 shares at an average price of $14.91 per share for a total of $2.0 million, and, as of March 31, 2015, $13.0 million remains available for future repurchases.

For additional information, see Issuer Purchases of Equity Securities at Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" in this Form 10-Q.

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

Our critical accounting policies have not changed from those discussed in our 2014 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2014 Form 10-K, which was filed with the Securities and Exchange Commission on February 26, 2015.

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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

In 2004, we were sued in the Southern District of New York by BioSig Instruments, Inc. for alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products. No significant activity in the litigation occurred until 2008. In 2012, the United States District Court granted summary judgment to us on grounds that BioSig’s patents were invalid as a matter of law. BioSig appealed the grant of summary judgment and, in April 2013, the United States Court of Appeals for the Federal Circuit reversed the District Court’s decision on summary judgment and remanded the case to the District Court for further proceedings. On January 10, 2014, the U.S. Supreme Court granted our petition for a writ of certiorari to address the legal standard applied by the Federal Circuit in determining whether the patents may be valid under applicable law. The case was argued before the Supreme Court on April 28, 2014. By decision dated June 2, 2014, the Supreme Court unanimously reversed the Federal Circuit, holding that its standard of when a patent may be “indefinite” was incorrect and remanding to the Federal Circuit for reconsideration under the correct standard. The remand hearing in the Federal Circuit was held on October 29, 2014. By decision dated April 27, 2015, the same panel of the Federal Circuit affirmed its earlier reversal of the District Court’s decision. Unless we elect to petition for a rehearing en banc in the Federal Circuit or for further review in the United States Supreme Court the case will be returned to the District Court for further proceedings. We are currently evaluating these procedural options. We do not believe that our use of heart rate monitors utilized or purchased from third parties, and otherwise, infringes the BioSig patents.

In August 2014, we initiated an arbitration proceeding under a 1999 license agreement pursuant to which we had licensed certain rights relating to our TreadClimber® products. We believe that our obligation to pay royalties under the license agreement ceased in the fourth quarter of 2013. The licensor disputes this and issued a notice under the contract claiming breach of the license agreement and asserting various remedies. We are seeking a declaratory ruling in the arbitration that we have performed all of our obligations under the license agreement, and that there is no continuing obligation for us to pay royalties. The licensor has asserted various counterclaims in the arbitration, including contract and intellectual property claims, and asserted various remedies, including termination of the license agreement. We replied to the counterclaim, denying the allegations and demanding remedies and asserting defenses. The arbitration is being administered by the American Arbitration Association and is in its preliminary stages. An arbitrator has been selected, however, a stay of the arbitration proceedings has been issued.

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

Item 1A.    Risk Factors

We operate in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in our 2014 Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described in our 2014 Form 10-K actually occur, our business, operating results and financial position could be adversely affected. There has not been a material change to the risk factors as set forth in our 2014 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of our equity securities during the first quarter ended March 31, 2015:

Period		(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
January 1 - January 31	(1)	2,634	$14.24	—	$15,000,000
February 1 - February 28	(1)	40,255	$15.27	—	$15,000,000
March 1 - March 31	(2)	136,183	$14.92	133,877	$13,004,018
Total		179,072	$14.98	133,877	$13,004,018

(1) Consists of shares withheld from the vesting portions of stock unit awards to our named executive officers to satisfy the executive's tax withholding obligation incident to such vesting.
(2)  Includes 2,306 shares withheld from the vesting portion of a stock unit award granted to Bruce M. Cazenave, our Chief Executive Officer. We will withhold from each monthly vesting portion of the award the number of shares sufficient to satisfy Mr. Cazenave's tax withholding obligation incident to such vesting, unless Mr. Cazenave should first elect to satisfy the tax obligation by cash payment to us.

(3)  On November 3, 2014, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $15.0 million of our outstanding common stock from time to time over a period of 24 months. The repurchase program expires November 3, 2016.

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

101
The following financial statements from Nautilus, Inc.'s quarterly report on Form 10-Q for the three months ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.

May 7, 2015	By:	/S/ Bruce M. Cazenave
Date		Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.

May 7, 2015	By:	/S/ Sidharth Nayar
Date		Sidharth Nayar
Chief Financial Officer (Principal Financial and Accounting Officer)