Form 10-Q
period 2015-06-30
NAUTILUS, INC.
filed 2015-08-06
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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
The number of shares outstanding of the registrant's common stock as of July 31, 2015 was 31,552,269 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I.    FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$37,489	$45,206
Available-for-sale securities	49,748	26,984
Trade receivables, net of allowances of $31 and $108	12,635	26,260
Inventories	28,379	24,896
Prepaids and other current assets	4,469	6,987
Income taxes receivable	170	50
Deferred income tax assets, current portion	9,511	12,368
Total current assets	142,401	142,751
Property, plant and equipment, net	10,544	9,634
Goodwill	2,372	2,520
Other intangible assets, net	10,106	10,575
Long-term deferred income tax assets	5,087	9,546
Other assets	485	628
Total assets	$170,995	$175,654
Liabilities and Shareholders' Equity
Trade payables	$32,702	$47,574
Accrued liabilities	7,340	9,851
Warranty obligations	2,819	2,246
Total current liabilities	42,861	59,671
Income taxes payable	3,614	3,725
Other long-term liabilities	1,759	1,186
Total liabilities	48,234	64,582
Commitments and contingencies (Note 13)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 31,551 and 31,333 shares issued and outstanding	6,905	8,033
Retained earnings	116,503	103,347
Accumulated other comprehensive loss	(647)	(308)
Total shareholders' equity	122,761	111,072
Total liabilities and shareholders' equity	$170,995	$175,654

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$59,695	$48,546	$155,934	$120,450
Cost of sales	29,039	23,766	71,389	57,189
Gross profit	30,656	24,780	84,545	63,261
Operating expenses:
Selling and marketing	20,052	15,690	48,451	37,463
General and administrative	4,293	4,959	9,871	10,762
Research and development	2,379	1,752	4,686	3,655
Total operating expenses	26,724	22,401	63,008	51,880
Operating income	3,932	2,379	21,537	11,381
Other income (expense):
Interest income	59	16	103	24
Interest expense	(6)	(5)	(11)	(12)
Other, net	(281)	(56)	(397)	(117)
Total other income (expense), net	(228)	(45)	(305)	(105)
Income from continuing operations before income taxes	3,704	2,334	21,232	11,276
Income tax provision	1,485	836	8,154	4,030
Income from continuing operations	2,219	1,498	13,078	7,246
Discontinued operations:
Loss from discontinued operations before income taxes	(160)	(322)	(313)	(834)
Income tax provision (benefit) from discontinued operations	(365)	619	(391)	481
Income (loss) from discontinued operations	205	(941)	78	(1,315)
Net income	$2,424	$557	$13,156	$5,931

Basic income per share from continuing operations	$0.07	$0.05	$0.42	$0.23
Basic income (loss) per share from discontinued operations	0.01	(0.03)	—	(0.04)
Basic net income per share	$0.08	$0.02	$0.42	$0.19

Diluted income per share from continuing operations	$0.07	$0.05	$0.41	$0.23
Diluted income (loss) per share from discontinued operations	0.01	(0.03)	—	(0.04)
Diluted net income per share	$0.08	$0.02	$0.41	$0.19
Shares used in per share calculations:
Basic	31,485	31,226	31,441	31,203
Diluted	31,791	31,598	31,801	31,586

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$2,424	$557	$13,156	$5,931
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of income tax expense of $5, $0, $5 and $0	14	3	13	(10)
Foreign currency translation, net of income tax expense (benefit) of $(1), $(4), $4 and $1	132	176	(352)	12
Other comprehensive income (loss)	$146	$179	$(339)	$2
Comprehensive income	$2,570	$736	$12,817	$5,933

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Income from continuing operations	$13,078	$7,246
Income (loss) from discontinued operations	78	(1,315)
Net income	13,156	5,931
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,718	1,832
Provision for (benefit from) allowance for doubtful accounts	(118)	32
Inventory lower-of-cost-or-market adjustments	68	863
Stock-based compensation expense	669	520
Loss on asset dispositions	258	—
Deferred income taxes, net of valuation allowance	7,322	2,851
Excess tax deficiency related to stock-based awards	1	174
Changes in operating assets and liabilities:
Trade receivables	13,899	16,297
Inventories	(3,537)	(8,253)
Prepaids and other current assets	2,679	1,938
Income taxes	(121)	372
Trade payables	(15,281)	(5,193)
Accrued liabilities, including warranty obligations	(2,008)	(179)
Net cash provided by operating activities	18,705	17,185
Cash flows from investing activities:
Purchases of available-for-sale securities	(43,240)	(19,050)
Proceeds from maturities of available-for-sale securities	17,095	—
Proceeds from sales of available-for-sale securities	3,381	—
Purchases of property, plant and equipment	(1,252)	(987)
Net cash used in investing activities	(24,016)	(20,037)
Cash flows from financing activities:
Proceeds from exercise of stock options	975	234
Payments for stock repurchases	(1,996)	—
Tax payments related to stock award issuances	(775)	—
Excess tax deficiency related to stock-based awards	(1)	(174)
Net cash provided by (used in) financing activities	(1,797)	60
Effect of exchange rate changes on cash and cash equivalents	(609)	98
Decrease in cash and cash equivalents	(7,717)	(2,694)
Cash and cash equivalents:
Beginning of period	45,206	40,979
End of period	$37,489	$38,285
Supplemental disclosure of cash flow information:
Cash paid for interest	$(11)	$(12)
Cash paid for income taxes, net	$(760)	$(261)
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$1,166	$—
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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2015 and December 31, 2014, and our results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2015 and 2014. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

New Accounting Pronouncements

ASU 2015-11
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out (“LIFO”) method by prescribing inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-05
In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40).” ASU 2015-05 provides guidance regarding the accounting for a customer's fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies' annual periods, including interim periods, beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-03
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30).” ASU 2015-03 simplifies the presentation of debt issuance costs. ASU 2015-03 is effective for public company financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We do not expect the adoption of ASU 2015-03 to have any effect on our financial position, results of operations or cash flows.

ASU 2015-02
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810).” ASU 2015-02 amends guidance regarding the consolidation of certain legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not expect the adoption of ASU 2015-02 to have any effect on our financial position, results of operations or cash flows.

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

ASU 2014-09 is effective, as amended, for annual and interim periods beginning on or after December 15, 2017. While we do not expect the adoption of ASU 2014-09 to have a material effect on our business, we are still evaluating any potential impact that adoption of ASU 2014-09 may have on our financial position, results of operations or cash flows.

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

(2) DISCONTINUED OPERATIONS

There was no revenue related to discontinued operations for the six months ended June 30, 2015 or the year ended December 31, 2014. However, we continue to have legal and accounting expenses as we work with authorities on final deregistration of certain foreign entities and product liability expenses associated with product previously sold into the Commercial channel.

The following table summarizes liabilities for exit costs related to discontinued operations, included in accrued liabilities and other long-term liabilities in our Condensed Consolidated Balance Sheets (in thousands):

Facilities Leases
Balance, December 31, 2014	$573
Payments	(134)
Balance, June 30, 2015	$439

We expect the lease obligations to be paid out through 2016.

(3) FAIR VALUE MEASUREMENTS

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 - observable inputs such as quoted prices (unadjusted) in active liquid markets for identical securities as of the reporting date;

•
Level 2 - other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; or observable market prices in markets with insufficient volume and/or infrequent transactions; and

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$17,083	$—	$—	$17,083
Commercial paper	—	6,498	—	6,498
Corporate bonds	—	6,037	—	6,037
Total cash equivalents	17,083	12,535	—	29,618

Available-for-Sale Securities
Certificates of deposit(1)	—	24,523	—	24,523
Commercial paper	—	2,999	—	2,999
Corporate bonds	—	22,226	—	22,226
Total available-for-sale securities	—	49,748	—	49,748

Total assets measured at fair value	$17,083	$62,283	$—	$79,366

(1) All certificates of deposit are within current FDIC insurance limits.

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$2,591	$—	$—	$2,591
Certificates of deposit(1)	—	980	—	980
Commercial paper	—	12,497	—	12,497
Variable rate demand notes	—	8,000	—	8,000
Total cash equivalents	2,591	21,477	—	24,068

Available-for-Sale Securities
Certificates of deposit(1)	—	14,202	—	14,202
Corporate bonds	—	12,782	—	12,782
Total available-for-sale securities	—	26,984	—	26,984

Total assets measured at fair value	$2,591	$48,461	$—	$51,052

(1) All certificates of deposit are within current FDIC insurance limits.

We did not have any liabilities measured at fair value on a recurring basis as of June 30, 2015 or December 31, 2014.

We recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the six months ended June 30, 2015, nor for the year ended December 31, 2014.

We did not have any changes to our valuation techniques during the six months ended June 30, 2015, nor for the year ended December 31, 2014.

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value. Level 1 investment valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 investment valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions. The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Unrealized holding gains and losses are excluded from earnings and are reported net of tax in comprehensive income until realized.

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property, plant and equipment, goodwill, other intangible assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We did not perform any valuations on assets or liabilities that are valued at fair value on a nonrecurring basis during the first six months of 2015. During the fourth quarter of 2014, we performed our annual goodwill and indefinite-lived trade names impairment analyses effective as of October 1, 2014. During the six months ended June 30, 2015 and the year ended December 31, 2014, we did not record any other-than-temporary impairments on our financial assets required to be measured at fair value on a nonrecurring basis.

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

Inventories consisted of the following (in thousands):

	As of
	June 30, 2015	December 31, 2014
Finished goods	$26,741	$23,765
Parts and components	1,638	1,131
Total inventories	$28,379	$24,896

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				June 30, 2015	December 31, 2014
Automobiles	5			$23	$23
Leasehold improvements	5	to	20	1,974	2,144
Computer software and equipment	3	to	7	23,209	25,397
Machinery and equipment	3	to	5	6,709	6,709
Furniture and fixtures	5			1,240	1,108
Work in progress(1)	N/A			1,131	421
Total cost				34,286	35,802
Accumulated depreciation				(23,742)	(26,168)
Total property, plant and equipment, net				$10,544	$9,634
(1) Work in progress includes production tooling and internal use software development.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
All goodwill is assigned to our Direct reporting segment. The rollforward of goodwill was as follows (in thousands):

Balance, January 1, 2014	$2,740
Currency exchange rate adjustment	(220)
Balance, December 31, 2014	2,520
Currency exchange rate adjustment	(148)
Balance, June 30, 2015	$2,372

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				June 30, 2015	December 31, 2014
Other intangible assets:
Indefinite-lived trademarks	N/A			$9,052	$9,052
Patents	8	to	16	18,154	18,154
				27,206	27,206
Accumulated amortization - patents				(17,100)	(16,631)
Other intangible assets, net				$10,106	$10,575

Amortization expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Patent amortization	$179	$510	$469	$1,020

Future amortization of patents is as follows (in thousands):

Remainder of 2015	$359
2016	431
2017	143
2018	65
2019	35
Thereafter	21
$1,054

(7) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	June 30, 2015	December 31, 2014
Payroll and related liabilities	$3,355	$5,058
Other	3,985	4,793
Total accrued liabilities	$7,340	$9,851

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

Changes in our product warranty obligations were as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Balance, beginning of period	$2,246	$1,638
Accruals	1,691	1,318
Payments	(1,118)	(881)
Balance, end of period	$2,819	$2,075

(9) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of applicable taxes, reported on our Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities and foreign currency translation adjustments. The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2015	$(19)	$(774)	$(793)
Current period other comprehensive income	14	132	146
Balance, June 30, 2015	$(5)	$(642)	$(647)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(18)	$(290)	$(308)
Current period other comprehensive income (loss)	13	(352)	(339)
Balance, June 30, 2015	$(5)	$(642)	$(647)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance, March 31, 2014	$(13)	$80	$67
Current period other comprehensive income	3	176	179
Balance, June 30, 2014	$(10)	$256	$246

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance, December 31, 2013	$—	$244	$244
Current period other comprehensive income (loss)	(10)	12	2
Balance, June 30, 2014	$(10)	$256	$246

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Shares used to calculate basic income per share	31,485	31,226	31,441	31,203
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	306	372	360	383
Shares used to calculate diluted income per share	31,791	31,598	31,801	31,586

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	8	271	11	282
Performance stock units	—	151	—	84

(11) STOCK REPURCHASE PROGRAM

On November 3, 2014, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $15.0 million of our outstanding common stock from time to time over a period of 24 months. The repurchase program expires November 3, 2016. Share repurchases will be funded with existing cash balances and repurchased shares will be retired and returned to unissued authorized shares. To date, we have repurchased 133,877 shares at an average price of $14.91 per share for a total of $2.0 million, all of which occurred during the first quarter of 2015. As of June 30, 2015, $13.0 million remains available for future repurchases.

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

Following is summary information by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales:
Direct	$41,662	$32,355	$115,719	$83,091
Retail	17,404	15,039	38,694	35,142
Unallocated royalty income	629	1,152	1,521	2,217
Consolidated net sales	$59,695	$48,546	$155,934	$120,450
Contribution:
Direct	$5,106	$3,889	$24,677	$14,242
Retail	1,176	1,325	2,676	3,834
Unallocated royalty income	629	1,152	1,521	2,217
Consolidated contribution	$6,911	$6,366	$28,874	$20,293

Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$6,911	$6,366	$28,874	$20,293
Amounts not directly related to segments:
Operating expenses	(2,979)	(3,987)	(7,337)	(8,912)
Other expense, net	(228)	(45)	(305)	(105)
Income tax expense	(1,485)	(836)	(8,154)	(4,030)
Income from continuing operations	$2,219	$1,498	$13,078	$7,246

There was no material change in the allocation of assets by segment during the first six months of 2015 and, accordingly, assets by segment are not presented.

For the three months ended June 30, 2015, Amazon.com accounted for 13.2% of our total net sales, and no customer represented 10.0% or more of total net sales for the first six months of 2015. For the three and six months ended June 30, 2014, Amazon.com accounted for 10.9% and 10.3%, respectively, of our total net sales.

(13) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of June 30, 2015, we had approximately $0.5 million in standby letters of credit with certain vendors expiring April 2016.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of June 30, 2015, we had approximately $25.4 million in noncancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of June 30, 2015.

Legal Matters
In 2004, we were sued in the Southern District of New York by BioSig Instruments, Inc. for alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products. No significant activity in the litigation occurred until 2008. In 2012, the United States District Court granted summary judgment to us on grounds that BioSig’s patents were invalid as a matter of law. BioSig appealed the grant of summary judgment and, in April 2013, the United States Court of Appeals for the Federal Circuit reversed the District Court’s decision on summary judgment and remanded the case to the District Court for further proceedings. On January 10, 2014, the U.S. Supreme Court granted our petition for a writ of certiorari to address the legal standard applied by the Federal Circuit in determining whether the patents may be valid under applicable law. The case was argued before the Supreme Court on April 28, 2014. By decision dated June 2, 2014, the Supreme Court unanimously reversed the Federal Circuit, holding that its standard of when a patent may be “indefinite” was incorrect and remanding to the Federal Circuit for reconsideration under the correct standard. The remand hearing in the Federal Circuit was held on October 29, 2014. By decision dated April 27, 2015, the same panel of the Federal Circuit affirmed its earlier reversal of the District Court’s decision on summary judgment. On May 27, 2015, we filed a petition for a rehearing en banc in the Federal Circuit, which was denied on August 4, 2015. Accordingly, the case will be returned to the District Court for further proceedings. We do not believe that our use of heart rate monitors utilized or purchased from third parties, and otherwise, infringes the BioSig patents.

In August 2014, we initiated an arbitration proceeding under a 1999 license agreement pursuant to which we had licensed certain rights relating to our TreadClimber® products. We believe that our obligation to pay royalties under the license agreement ceased in the fourth quarter of 2013. The licensor disputes this and issued a notice under the contract claiming breach of the license agreement and asserting various remedies. We are seeking a declaratory ruling in the arbitration that we have performed all of our obligations under the license agreement, and that there is no continuing obligation for us to pay royalties. The licensor has asserted various counterclaims in the arbitration, including contract and intellectual property claims, and asserted various remedies, including termination of the license agreement. We replied to the counterclaim, denying the allegations and demanding remedies and asserting defenses. The arbitration is being administered by the American Arbitration Association and is in its preliminary stages of discovery and litigation with an anticipated hearing date in February 2016.

In addition to the matters described above, from time to time, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

Litigation and jury verdicts are, to some degree, inherently unpredictable, and, although we have determined that a loss is not probable in connection with any current legal proceeding, it is reasonably possible that a loss may be incurred in connection with proceedings to which we are a party. Assessment of whether incurrence of a loss is probable, or a reasonable possibility, in connection with a particular proceeding, and estimation of the loss, or a range of loss, involves complex judgments and numerous uncertainties. Management is unable to estimate a range of reasonably possible losses related to litigation in its early stages, especially when the damages sought are indeterminate, or the legal and factual basis for the relevant claims have not been developed with specificity. As such, zero liability is recorded as of June 30, 2015.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). All references to the second quarter and first six months of 2015 and 2014 mean the three and six-month periods ended June 30, 2015 and 2014, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

Net sales for the first six months of 2015 were $155.9 million, an increase of $35.5 million, or 29.5%, as compared to net sales of $120.5 million for the first six months of 2014. Net sales of our Direct segment increased $32.6 million, or 39.3%, in the first six months of 2015, compared to the first six months of 2014, primarily due to increased consumer demand for our cardio products, especially the recently released Bowflex Max Trainer®, which started shipping in January 2014. Net sales of our Retail segment increased by $3.6 million, or 10.1%, in the first six months of 2015, compared to the first six months of 2014, primarily due to favorable retailer sell-through of our lineup of cardio products launched in late 2013 and fall 2014, together with increased sales of SelectTech® dumbbells.

Gross profit for the first six months of 2015 was $84.5 million, or 54.2% of net sales, an increase of $21.3 million, or 33.6%, as compared to gross profit of $63.3 million, or 52.5% of net sales, for the first six months of 2014. The increase in gross profit dollars was primarily due to the increase in net sales, while the increase in gross profit margin percentage was due to a shift in channel mix to the Direct segment.

Operating expenses for the first six months of 2015 were $63.0 million, an increase of $11.1 million, or 21.4%, as compared to operating expenses of $51.9 million for the first six months of 2014. The growth in operating expenses was primarily related to increases in selling and marketing expenses.

Operating income for the first six months of 2015 was $21.5 million, an increase of $10.2 million, or 89.2%, as compared to operating income of $11.4 million for the first six months of 2014. The improvement in our operating results for the first six months of 2015 compared to the first six months of 2014 was driven primarily by higher net sales and improved gross profit margins coupled with leveraging operating expenses over higher net sales.

Income from continuing operations was $13.1 million for the first six months of 2015, or $0.41 per diluted share, compared to income from continuing operations of $7.2 million, or $0.23 per diluted share, for the first six months of 2014. The effective tax rates for the first six months of 2015 and 2014 were 38.4% and 35.7%, respectively.

Net income for the first six months of 2015 was $13.2 million, compared to net income of $5.9 million for the first six months of 2014. Net income per diluted share was $0.41 for the first six months of 2015, compared to $0.19 for the first six months of 2014.

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

RESULTS OF OPERATIONS

Results of operations information was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2015	2014	$	%
Net sales	$59,695	$48,546	$11,149	23.0%
Cost of sales	29,039	23,766	5,273	22.2%
Gross profit	30,656	24,780	5,876	23.7%
Operating expenses:
Selling and marketing	20,052	15,690	4,362	27.8%
General and administrative	4,293	4,959	(666)	(13.4)%
Research and development	2,379	1,752	627	35.8%
Total operating expenses	26,724	22,401	4,323	19.3%
Operating income	3,932	2,379	1,553	65.3%
Other income (expense):
Interest income	59	16	43
Interest expense	(6)	(5)	(1)
Other	(281)	(56)	(225)
Total other income (expense), net	(228)	(45)	(183)
Income from continuing operations before income taxes	3,704	2,334	1,370
Income tax expense	1,485	836	649
Income from continuing operations	2,219	1,498	721
Income (loss) from discontinued operations, net of income taxes	205	(941)	1,146
Net income	$2,424	$557	$1,867

	Six Months Ended June 30,		Change
	2015	2014	$	%
Net sales	$155,934	$120,450	$35,484	29.5%
Cost of sales	71,389	57,189	14,200	24.8%
Gross profit	84,545	63,261	21,284	33.6%
Operating expenses:
Selling and marketing	48,451	37,463	10,988	29.3%
General and administrative	9,871	10,762	(891)	(8.3)%
Research and development	4,686	3,655	1,031	28.2%
Total operating expenses	63,008	51,880	11,128	21.4%
Operating income	21,537	11,381	10,156	89.2%
Other income (expense):
Interest income	103	24	79
Interest expense	(11)	(12)	1
Other	(397)	(117)	(280)
Total other income (expense), net	(305)	(105)	(200)
Income from continuing operations before income taxes	21,232	11,276	9,956
Income tax expense	8,154	4,030	4,124
Income from continuing operations	13,078	7,246	5,832
Income (loss) from discontinued operations, net of income taxes	78	(1,315)	1,393
Net income	$13,156	$5,931	$7,225

Results of operations information by segment was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2015	2014	$	%
Net sales:
Direct	$41,662	$32,355	$9,307	28.8%
Retail	17,404	15,039	2,365	15.7%
Royalty income	629	1,152	(523)	(45.4)%
	$59,695	$48,546	$11,149	23.0%
Cost of sales:
Direct	$15,730	$12,389	$3,341	27.0%
Retail	13,309	11,377	1,932	17.0%
Royalty income	—	—	—	—%
	$29,039	$23,766	$5,273	22.2%
Gross profit:
Direct	$25,932	$19,966	$5,966	29.9%
Retail	4,095	3,662	433	11.8%
Royalty income	629	1,152	(523)	(45.4)%
	$30,656	$24,780	$5,876	23.7%
Gross margin:
Direct	62.2%	61.7%	50	basis points
Retail	23.5%	24.4%	(90)	basis points

	Six Months Ended June 30,		Change
	2015	2014	$	%
Net sales:
Direct	$115,719	$83,091	$32,628	39.3%
Retail	38,694	35,142	3,552	10.1%
Royalty income	1,521	2,217	(696)	(31.4)%
	$155,934	$120,450	$35,484	29.5%
Cost of sales:
Direct	$41,477	$30,807	$10,670	34.6%
Retail	29,912	26,382	3,530	13.4%
Royalty income	—	—	—	—%
	$71,389	$57,189	$14,200	24.8%
Gross profit:
Direct	$74,242	$52,284	$21,958	42.0%
Retail	8,782	8,760	22	0.3%
Royalty income	1,521	2,217	(696)	(31.4)%
	$84,545	$63,261	$21,284	33.6%
Gross margin:
Direct	64.2%	62.9%	130	basis points
Retail	22.7%	24.9%	(220)	basis points

The following table compares the net sales of our major product lines within each business segment (dollars in thousands):

	Three Months Ended June 30,		Change
	2015	2014	$	%
Direct net sales:
Cardio products(1)	$37,849	$29,384	$8,465	28.8%
Strength products(2)	3,813	2,971	842	28.3%
	41,662	32,355	9,307	28.8%
Retail net sales:
Cardio products(1)	9,352	8,529	823	9.6%
Strength products(2)	8,052	6,510	1,542	23.7%
	17,404	15,039	2,365	15.7%

Royalty income	629	1,152	(523)	(45.4)%
	$59,695	$48,546	$11,149	23.0%

(1) Cardio products include: TreadClimber®, Max Trainer®, treadmills, exercise bikes, ellipticals, Bowflex Boost®, Bowflex BodyTM and DVDs.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights, UpperCut™ and accessories.

	Six Months Ended June 30,		Change
	2015	2014	$	%
Direct net sales:
Cardio products(1)	$107,883	$75,247	$32,636	43.4%
Strength products(2)	7,836	7,844	(8)	(0.1)%
	115,719	83,091	32,628	39.3%
Retail net sales:
Cardio products(1)	23,238	20,905	2,333	11.2%
Strength products(2)	15,456	14,237	1,219	8.6%
	38,694	35,142	3,552	10.1%

Royalty income	1,521	2,217	(696)	(31.4)%
	$155,934	$120,450	$35,484	29.5%

(1) Cardio products include: TreadClimber®, Max Trainer®, treadmills, exercise bikes, ellipticals, Bowflex Boost®, Bowflex BodyTM and DVDs.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights, UpperCut™ and accessories.

Direct

Direct net sales increased by 28.8% and 39.3%, respectively, for the three and six-month periods ended June 30, 2015 compared to the same periods of 2014. The increases in net sales were primarily related to our cardio products, especially the Bowflex Max Trainer®, which started shipping in early 2014. Strength sales increased 28.3% for the three-month period ended June 30, 2015 compared to the same period of 2014, due to stronger sales in both the SelectTech® dumbbell and home gym categories.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the second quarter 2015 increased to 46.1%, compared to 38.8% in the same period of 2014. We attribute the increase to sales of the Bowflex Max Trainer®, which has attracted consumers with better credit scores, and our media strategy focused on driving quality consumer leads.

The increases in cost of sales of our Direct business in the three and six-month periods ended June 30, 2015 compared to the same periods of 2014 were almost entirely related to the growth in Direct net sales as discussed above.

For the second quarter of 2015, Direct gross margin increased 50 basis points as compared to the same period of 2014 primarily due to leveraging supply chain costs. The 130 basis point increase in gross margin for the six-month period of 2015 compared to the same period of 2014 was primarily due to the non-recurrence of inventory write-downs for discontinued product required in the prior year.

Retail

Retail net sales increased by 15.7% and 10.1%, respectively, for the three and six-month periods ended June 30, 2015 compared to the same periods of 2014. The increases were primarily driven by an increase of SelectTech® dumbbell sales coupled with increased sales of the lineup of cardio products launched in late 2013 and Fall 2014.

For the second quarter of 2015, Retail gross margin decreased 90 basis points compared to the same period of 2014 due to unfavorable product and customer mix. The 220 basis point decrease in gross margin in the six-month period of 2015 compared to the same period of 2014 was primarily due to unfavorable product and customer mix, and higher distribution related costs. As previously disclosed, the Company has plans in place to continue to mitigate the recent Retail margin decrease.

Selling and Marketing

Dollars in thousands	Three Months Ended June 30,		Change
	2015	2014	$	%
Selling and Marketing	$20,052	$15,690	$4,362	27.8%
As % of net sales	33.6%	32.3%

Dollars in thousands	Six Months Ended June 30,		Change
	2015	2014	$	%
Selling and Marketing	$48,451	$37,463	$10,988	29.3%
As % of net sales	31.1%	31.1%

The increases in selling and marketing expense in the three and six-month periods ended June 30, 2015 compared to the same periods of 2014 were primarily related to increases in media advertising of $3.3 million and $6.9 million, respectively, and increases in incremental variable sales expense of $0.9 million and $3.7 million, respectively, mainly financing fees, related to the increases in net sales.

The increase as a percentage of net sales in the second quarter of 2015 compared to the same period of 2014 was primarily due to the increase in media advertising.

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows:

Dollars in thousands	Three Months Ended June 30,		Change
	2015	2014	$	%
Media advertising	$11,459	$8,182	$3,277	40.1%

Dollars in thousands	Six Months Ended June 30,		Change
	2015	2014	$	%
Media advertising	$25,701	$18,849	$6,852	36.4%

The increases in media advertising in the three and six-month periods ended June 30, 2015 compared to the same periods of 2014 were primarily to drive incremental sales in the Direct business.

General and Administrative

Dollars in thousands	Three Months Ended June 30,		Change
	2015	2014	$	%
General and Administrative	$4,293	$4,959	$(666)	(13.4)%
As % of net sales	7.2%	10.2%

Dollars in thousands	Six Months Ended June 30,		Change
	2015	2014	$	%
General and Administrative	$9,871	$10,762	$(891)	(8.3)%
As % of net sales	6.3%	8.9%

The decreases in general and administrative in the three and six-month periods ended June 30, 2015 compared to the same periods of 2014 were primarily due to lower spending on patent legal expenses of $0.1 million and $0.4 million, respectively, and credits related to state business tax refunds of $0.5 million and $0.4 million, respectively, resulting from a recent audit.

The decreases as a percentage of net sales in the three and six-month periods ended June 30, 2015 compared to the same periods of 2014 were primarily due to the increases in net sales, coupled with lower spending and tax refunds as discussed above.

Research and Development

Dollars in thousands	Three Months Ended June 30,		Change
	2015	2014	$	%
Research and Development	$2,379	$1,752	$627	35.8%
As % of net sales	4.0%	3.6%

Dollars in thousands	Six Months Ended June 30,		Change
	2015	2014	$	%
Research and Development	$4,686	$3,655	$1,031	28.2%
As % of net sales	3.0%	3.0%

The increases in research and development in the three and six-month periods ended June 30, 2015 compared to the same periods of 2014 were primarily due to our continued investment in resources required to innovate and broaden our product portfolio.

The increase as a percentage of net sales in the second quarter of 2015 compared to the same period of 2014 was primarily due to the increased investment.

Other Income (Expense)
Other income (expense) primarily relates to the effect of exchange rate fluctuations between the U.S. and Canada.

Income Tax Provision

Dollars in thousands	Three Months Ended June 30,		Change
	2015	2014	$	%
Income Tax Provision	$1,485	$836	$649	77.6%
Effective tax rate	40.1%	35.8%

Dollars in thousands	Six Months Ended June 30,		Change
	2015	2014	$	%
Income Tax Provision	$8,154	$4,030	$4,124	102.3%
Effective tax rate	38.4%	35.7%

Income tax provision from continuing operations for the three and six-month periods ended June 30, 2015 was based on a 40.1% and 38.4% effective tax rate, respectively, primarily related to our profitable U.S. and Canadian operations. The lower effective tax rates of 35.8% and 35.7% for the comparable periods of 2014, respectively, were mainly driven by certain U.S. tax credit benefits recognized during the first half of 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, we had total cash and investments of $87.2 million compared to $72.2 million as of December 31, 2014. Cash provided by operating activities was $18.7 million for the six months ended June 30, 2015, compared to $17.2 million for the six months ended June 30, 2014. We expect our cash, cash equivalents and available-for-sale securities at June 30, 2015, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from June 30, 2015.

The increase in cash flows from operating activities for the six months ended June 30, 2015 as compared to the same period of 2014 was primarily due to improved operating performance, partially offset by changes in our operating assets and liabilities as discussed below.

Trade receivables decreased $13.6 million to $12.6 million as of June 30, 2015, compared to $26.3 million as of December 31, 2014, due to seasonally lower net sales in the Retail business. Days sales outstanding ("DSO") at June 30, 2015 were 19.9 days compared to 17.6 days as of December 31, 2014 and 15.4 days as of June 30, 2014. The increase in DSO at June 30, 2015 compared to December 31, 2014 and June 30, 2014 was due to the timing of Retail sales within the quarter.

Inventories increased $3.5 million to $28.4 million as of June 30, 2015, compared to $24.9 million as of December 31, 2014, due to increased stocking levels of high demand products. Inventories as of June 30, 2015 compared to June 30, 2014 increased by $5.2 million, primarily due to higher revenues, new product introductions, and the addition of a new distribution center.

Prepaid and other current assets decreased $2.5 million to $4.5 million as of June 30, 2015, compared to $7.0 million as of December 31, 2014, primarily due to seasonality of the business and reduction of royalties receivable of $1.7 million. Prepaid marketing as of June 30, 2015 compared to December 31, 2014 also decreased by $0.9 million, primarily due to expensing of catalog and video production costs.

Deferred income tax assets decreased $7.3 million to $14.6 million as of June 30, 2015, compared to $21.9 million as of December 31, 2014, primarily due to the utilization of net operating loss carryforwards from prior periods.

Trade payables decreased $14.9 million to $32.7 million as of June 30, 2015, compared to $47.6 million as of December 31, 2014, primarily due to seasonality of the business.

Accrued liabilities decreased $2.5 million to $7.3 million as of June 30, 2015, compared to $9.9 million as of December 31, 2014, primarily due to net pay downs of accrued incentive compensation of $1.9 million in the first half of 2015. In addition, reductions in deferred revenues of $0.4 million and financing fees of $0.3 million occurred in the first six months of 2015, both related to seasonality of the business.

Cash used in investing activities of $24.0 million for the first six months of 2015 was primarily related to the purchase of $43.2 million of marketable securities, offset by maturities and sales of marketable securities of $17.1 million and $3.4 million, respectively, during the period. Additionally, $1.3 million in capital expenditures was incurred during the period primarily for new software and information technology equipment. We anticipate spending between $5.5 million to $6.5 million in 2015 for software, equipment, leasehold improvements and product tooling.

Cash used in financing activities of $1.8 million for the first six months of 2015 was primarily related to the share buyback program payouts of $2.0 million during the first quarter of 2015, partially offset by proceeds of the stock option exercises.

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

The interest rate applicable to each advance under the Credit Agreement is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. Our borrowing rate was 1.19% as of June 30, 2015. The Credit Agreement contains customary covenants, including minimum fixed charge coverage ratio and asset coverage ratio, and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. Borrowings under the Credit Agreement are collateralized by substantially all of our assets pursuant to a continuing security agreement. The Credit Agreement also contains customary events of default. Upon an event of default, the lender may terminate its credit line commitment, accelerate all outstanding obligations and exercise its remedies under the continuing security agreement.

As of June 30, 2015, we had no outstanding borrowings and $0.5 million in letters of credit issued under the Credit Agreement that expire April 2016. As of June 30, 2015, we were in compliance with the financial covenants of the Credit Agreement and approximately $19.5 million was available for borrowing.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at June 30, 2015.

Stock Repurchase Program
On November 3, 2014, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $15.0 million of our outstanding common stock from time to time over a period of 24 months. The repurchase program expires November 3, 2016. Share repurchases will be funded with existing cash balances and repurchased shares will be retired and returned to unissued authorized shares. To date, we have repurchased 133,877 shares at an average price of $14.91 per share for a total of $2.0 million, all of which occurred during the first quarter of 2015. As of June 30, 2015, $13.0 million remains available for future repurchases.

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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

In 2004, we were sued in the Southern District of New York by BioSig Instruments, Inc. for alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products. No significant activity in the litigation occurred until 2008. In 2012, the United States District Court granted summary judgment to us on grounds that BioSig’s patents were invalid as a matter of law. BioSig appealed the grant of summary judgment and, in April 2013, the United States Court of Appeals for the Federal Circuit reversed the District Court’s decision on summary judgment and remanded the case to the District Court for further proceedings. On January 10, 2014, the U.S. Supreme Court granted our petition for a writ of certiorari to address the legal standard applied by the Federal Circuit in determining whether the patents may be valid under applicable law. The case was argued before the Supreme Court on April 28, 2014. By decision dated June 2, 2014, the Supreme Court unanimously reversed the Federal Circuit, holding that its standard of when a patent may be “indefinite” was incorrect and remanding to the Federal Circuit for reconsideration under the correct standard. The remand hearing in the Federal Circuit was held on October 29, 2014. By decision dated April 27, 2015, the same panel of the Federal Circuit affirmed its earlier reversal of the District Court’s decision on summary judgment. On May 27, 2015, we filed a petition for a rehearing en banc in the Federal Circuit, which was denied on August 4, 2015. Accordingly, the case will be returned to the District Court for further proceedings. We do not believe that our use of heart rate monitors utilized or purchased from third parties, and otherwise, infringes the BioSig patents.

In August 2014, we initiated an arbitration proceeding under a 1999 license agreement pursuant to which we had licensed certain rights relating to our TreadClimber® products. We believe that our obligation to pay royalties under the license agreement ceased in the fourth quarter of 2013. The licensor disputes this and issued a notice under the contract claiming breach of the license agreement and asserting various remedies. We are seeking a declaratory ruling in the arbitration that we have performed all of our obligations under the license agreement, and that there is no continuing obligation for us to pay royalties. The licensor has asserted various counterclaims in the arbitration, including contract and intellectual property claims, and asserted various remedies, including termination of the license agreement. We replied to the counterclaim, denying the allegations and demanding remedies and asserting defenses. The arbitration is being administered by the American Arbitration Association and is in its preliminary stages of discovery and litigation with an anticipated hearing date in February 2016.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of our equity securities during the second quarter ended June 30, 2015:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
April 1 - April 30	2,306	$16.81	—	$13,004,018
May 1 - May 31	2,306	21.12	—	13,004,018
June 1 - June 30	—	—	—	13,004,018
Total	4,612	$18.97	—	$13,004,018

(1) Consists of shares withheld from the vesting portions of stock unit awards to our Chief Executive Officer to satisfy his tax withholding obligation incident to such vesting.
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

101
The following financial statements from Nautilus, Inc.'s quarterly report on Form 10-Q for the three and six months ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.

August 6, 2015	By:	/S/ Bruce M. Cazenave
Date		Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.

August 6, 2015	By:	/S/ Sidharth Nayar
Date		Sidharth Nayar
Chief Financial Officer (Principal Financial and Accounting Officer)