Form 10-Q
period 2015-09-30
NAUTILUS, INC.
filed 2015-11-05
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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
The number of shares outstanding of the registrant's common stock as of October 31, 2015 was 30,982,503 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I.    FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$29,021	$45,206
Available-for-sale securities	45,647	26,984
Trade receivables, net of allowances of $25 and $108	19,091	26,260
Inventories	35,575	24,896
Prepaids and other current assets	5,973	6,987
Income taxes receivable	132	50
Deferred income tax assets, current portion	8,851	12,368
Total current assets	144,290	142,751
Property, plant and equipment, net	11,689	9,634
Goodwill	2,185	2,520
Other intangible assets, net	10,466	10,575
Long-term deferred income tax assets	3,541	9,546
Other assets	471	628
Total assets	$172,642	$175,654
Liabilities and Shareholders' Equity
Trade payables	$38,895	$47,574
Accrued liabilities	8,704	9,851
Warranty obligations	2,658	2,246
Total current liabilities	50,257	59,671
Income taxes payable	3,758	3,725
Other long-term liabilities	1,720	1,186
Total liabilities	55,735	64,582
Commitments and contingencies (Note 13)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 30,982 and 31,333 shares issued and outstanding	191	8,033
Retained earnings	117,804	103,347
Accumulated other comprehensive loss	(1,088)	(308)
Total shareholders' equity	116,907	111,072
Total liabilities and shareholders' equity	$172,642	$175,654

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$70,690	$59,067	$226,624	$179,517
Cost of sales	34,481	30,272	105,870	87,461
Gross profit	36,209	28,795	120,754	92,056
Operating expenses:
Selling and marketing	21,742	17,086	70,193	54,549
General and administrative	5,505	5,745	15,376	16,507
Research and development	2,573	1,683	7,259	5,338
Total operating expenses	29,820	24,514	92,828	76,394
Operating income	6,389	4,281	27,926	15,662
Other income (expense):
Interest income	61	18	164	42
Interest expense	(6)	(9)	(17)	(21)
Other, net	(15)	43	(412)	(74)
Total other income (expense), net	40	52	(265)	(53)
Income from continuing operations before income taxes	6,429	4,333	27,661	15,609
Income tax provision	2,556	1,669	10,710	5,699
Income from continuing operations	3,873	2,664	16,951	9,910
Discontinued operations:
Loss from discontinued operations before income taxes	(159)	(241)	(472)	(1,075)
Income tax provision (benefit) from discontinued operations	(14)	(64)	(405)	417
Loss from discontinued operations	(145)	(177)	(67)	(1,492)
Net income	$3,728	$2,487	$16,884	$8,418

Basic income per share from continuing operations	$0.12	$0.09	$0.54	$0.32
Basic loss per share from discontinued operations	—	(0.01)	—	(0.05)
Basic net income per share	$0.12	$0.08	$0.54	$0.27

Diluted income per share from continuing operations	$0.12	$0.08	$0.53	$0.31
Diluted loss per share from discontinued operations	—	(0.01)	—	(0.05)
Diluted net income per share(1)	$0.12	$0.08	$0.53	$0.27
Shares used in per share calculations:
Basic	31,272	31,287	31,386	31,231
Diluted	31,527	31,655	31,702	31,641

(1)May not add due to rounding.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$3,728	$2,487	$16,884	$8,418
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of income tax expense of $9, $0, $14 and $0	10	4	23	(6)
Foreign currency translation, net of income tax expense of $5, $5, $9 and $6	(451)	(253)	(803)	(241)
Other comprehensive loss	(441)	(249)	(780)	(247)
Comprehensive income	$3,287	$2,238	$16,104	$8,171

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Income from continuing operations	$16,951	$9,910
Loss from discontinued operations	(67)	(1,492)
Net income	16,884	8,418
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,511	2,887
Provision for (benefit from) allowance for doubtful accounts	(118)	38
Inventory lower-of-cost-or-market adjustments	136	305
Stock-based compensation expense	1,073	887
Loss on asset dispositions	289	13
Deferred income taxes, net of valuation allowance	9,503	4,142
Excess tax deficiency related to stock-based awards	1	288
Changes in operating assets and liabilities:
Trade receivables	7,514	6,855
Inventories	(10,748)	(5,844)
Prepaids and other current assets	1,205	763
Income taxes	(82)	469
Trade payables	(9,030)	(16,079)
Accrued liabilities, including warranty obligations	(630)	196
Net cash provided by operating activities	18,508	3,338
Cash flows from investing activities:
Purchases of available-for-sale securities	(55,230)	(20,973)
Proceeds from maturities of available-for-sale securities	33,186	2,980
Proceeds from sales of available-for-sale securities	3,381	—
Purchases of property, plant and equipment and intangible assets	(3,604)	(2,558)
Net cash used in investing activities	(22,267)	(20,551)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,001	270
Payments for stock repurchases	(11,568)	—
Tax payments related to stock award issuances	(775)	—
Excess tax deficiency related to stock-based awards	(1)	(288)
Net cash used in financing activities	(11,343)	(18)
Effect of exchange rate changes on cash and cash equivalents	(1,083)	(8)
Decrease in cash and cash equivalents	(16,185)	(17,239)
Cash and cash equivalents:
Beginning of period	45,206	40,979
End of period	$29,021	$23,740
Supplemental disclosure of cash flow information:
Cash paid for interest	$(17)	$(21)
Cash paid for income taxes, net	(917)	(384)
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$602	$107
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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2015 and December 31, 2014, and our results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2015 and 2014. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

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

ASU 2015-05
In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40).” ASU 2015-05 provides guidance regarding the accounting for a customer's fees paid in a cloud computing arrangement, specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies' annual periods, including interim periods, beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-03
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30).” ASU 2015-03 simplifies the presentation of debt issuance costs. ASU 2015-03 is effective, as amended, for public company financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We do not expect the adoption of ASU 2015-03 to have any effect on our financial position, results of operations or cash flows.

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

(2) DISCONTINUED OPERATIONS

There was no revenue related to discontinued operations for the nine months ended September 30, 2015 or the year ended December 31, 2014. However, we continue to have legal and accounting expenses as we work with authorities on final deregistration of certain foreign entities and product liability expenses associated with product previously sold into the Commercial channel.

The following table summarizes liabilities for exit costs related to discontinued operations, included in accrued liabilities and other long-term liabilities in our Condensed Consolidated Balance Sheets (in thousands):

Facilities Leases
Balance, December 31, 2014	$573
Payments	(203)
Balance, September 30, 2015	$370

We expect the lease obligations to be paid out through 2016.

(3) FAIR VALUE MEASUREMENTS

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 - observable inputs such as quoted prices (unadjusted) in active liquid markets for identical securities as of the reporting date;

•
Level 2 - other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; or observable market prices in markets with insufficient volume and/or infrequent transactions; and

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$8,401	$—	$—	$8,401
Commercial paper	—	7,097	—	7,097
Corporate bonds	—	308	—	308
Total cash equivalents	8,401	7,405	—	15,806

Available-for-Sale Securities
Certificates of deposit(1)	—	24,531	—	24,531
Commercial paper	—	2,798	—	2,798
Corporate bonds	—	18,318	—	18,318
Total available-for-sale securities	—	45,647	—	45,647

Total assets measured at fair value	$8,401	$53,052	$—	$61,453

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$2,591	$—	$—	$2,591
Certificates of deposit(1)	—	980	—	980
Commercial paper	—	12,497	—	12,497
Variable rate demand notes	—	8,000	—	8,000
Total cash equivalents	2,591	21,477	—	24,068

Available-for-Sale Securities
Certificates of deposit(1)	—	14,202	—	14,202
Corporate bonds	—	12,782	—	12,782
Total available-for-sale securities	—	26,984	—	26,984

Total assets measured at fair value	$2,591	$48,461	$—	$51,052

(1) All certificates of deposit are within current FDIC insurance limits.

We did not have any liabilities measured at fair value on a recurring basis as of September 30, 2015 or December 31, 2014.

We recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the nine months ended September 30, 2015, nor for the year ended December 31, 2014.

We did not have any changes to our valuation techniques during the nine months ended September 30, 2015, nor for the year ended December 31, 2014.

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

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property, plant and equipment, goodwill, other intangible assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We did not perform any valuations on assets or liabilities that are valued at fair value on a nonrecurring basis during the first nine months of 2015. During the fourth quarter of 2014, we performed our annual goodwill and indefinite-lived trade names impairment analyses effective as of October 1, 2014. During the nine months ended September 30, 2015 and the year ended December 31, 2014, we did not record any other-than-temporary impairments on our financial assets required to be measured at fair value on a nonrecurring basis.

(4) INVENTORIES
Inventories are stated at the lower of cost or market, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	September 30, 2015	December 31, 2014
Finished goods	$33,768	$23,765
Parts and components	1,807	1,131
Total inventories	$35,575	$24,896

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				September 30, 2015	December 31, 2014
Automobiles	5	to	6	$139	$23
Leasehold improvements	5	to	20	2,140	2,144
Computer software and equipment	3	to	7	23,381	25,397
Machinery and equipment	3	to	5	7,484	6,709
Furniture and fixtures	5			1,196	1,108
Work in progress(1)	N/A			1,585	421
Total cost				35,925	35,802
Accumulated depreciation				(24,236)	(26,168)
Total property, plant and equipment, net				$11,689	$9,634
(1) Work in progress includes production tooling and internal use software development.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
All goodwill is assigned to our Direct reporting segment. The rollforward of goodwill was as follows (in thousands):

Balance, December 31, 2013	$2,740
Currency exchange rate adjustment	(220)
Balance, December 31, 2014	2,520
Currency exchange rate adjustment	(335)
Balance, September 30, 2015	$2,185

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				September 30, 2015	December 31, 2014
Other intangible assets:
Indefinite-lived trademarks	N/A			$9,052	$9,052
Patents	8	to	18	18,702	18,154
				27,754	27,206
Accumulated amortization - patents				(17,288)	(16,631)
Other intangible assets, net				$10,466	$10,575

Amortization expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Patent amortization	$188	$510	$657	$1,530

Future amortization of patents is as follows (in thousands):

Remainder of 2015	$197
2016	497
2017	198
2018	106
2019	76
Thereafter	340
$1,414

(7) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	September 30, 2015	December 31, 2014
Payroll and related liabilities	$4,394	$5,058
Other	4,310	4,793
Total accrued liabilities	$8,704	$9,851

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

Changes in our product warranty obligations were as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Balance, beginning of period	$2,246	$1,638
Accruals	1,845	1,719
Payments	(1,433)	(1,236)
Balance, end of period	$2,658	$2,121

(9) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of applicable taxes, reported on our Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities and foreign currency translation adjustments. The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, June 30, 2015	$(5)	$(642)	$(647)
Current period other comprehensive income (loss)	10	(451)	(441)
Balance, September 30, 2015	$5	$(1,093)	$(1,088)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(18)	$(290)	$(308)
Current period other comprehensive income (loss)	23	(803)	(780)
Balance, September 30, 2015	$5	$(1,093)	$(1,088)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2014	$(10)	$256	$246
Current period other comprehensive income (loss)	4	(253)	(249)
Balance, September 30, 2014	$(6)	$3	$(3)

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2013	$—	$244	$244
Current period other comprehensive loss	(6)	(241)	(247)
Balance, September 30, 2014	$(6)	$3	$(3)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Shares used to calculate basic income per share	31,272	31,287	31,386	31,231
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	255	368	316	410
Shares used to calculate diluted income per share	31,527	31,655	31,702	31,641

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	7	212	10	247
Performance stock units	—	198	—	20

(11) STOCK REPURCHASE PROGRAM

On November 3, 2014, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $15.0 million of our outstanding common stock from time to time over a period of 24 months. The repurchase program expires November 3, 2016. Share repurchases will be funded with existing cash balances and repurchased shares will be retired and returned to unissued authorized shares. Repurchases pursuant to the program were as follows:

Quarter Ended	Number of Shares	Repurchased Amount	Average Price Per Share
March 31, 2015	133,877	$1,995,982	$14.91
September 30, 2015	577,831	9,571,545	16.56
Totals to Date	711,708	$11,567,527	$16.25

As of September 30, 2015, $3.4 million remains available for future repurchases.

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

Following is summary information by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales:
Direct	$42,876	$34,498	$158,595	$117,589
Retail	25,730	23,467	64,424	58,609
Unallocated royalty income	2,084	1,102	3,605	3,319
Consolidated net sales	$70,690	$59,067	$226,624	$179,517
Contribution:
Direct	$5,394	$4,133	$30,071	$18,375
Retail	3,224	3,703	5,900	7,537
Unallocated royalty income	2,084	1,102	3,605	3,319
Consolidated contribution	$10,702	$8,938	$39,576	$29,231

Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$10,702	$8,938	$39,576	$29,231
Amounts not directly related to segments:
Operating expenses	(4,313)	(4,657)	(11,650)	(13,569)
Other expense, net	40	52	(265)	(53)
Income tax expense	(2,556)	(1,669)	(10,710)	(5,699)
Income from continuing operations	$3,873	$2,664	$16,951	$9,910

There was no material change in the allocation of assets by segment during the first nine months of 2015 and, accordingly, assets by segment are not presented.

For the three months ended September 30, 2015, Amazon.com accounted for 13.6% of our total net sales, and no customer represented 10.0% or more of total net sales for the first nine months of 2015. For the three and nine months ended September 30, 2014, Amazon.com accounted for 10.3% and 10.1%, respectively, of our total net sales.

(13) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of September 30, 2015, we had approximately $0.6 million in standby letters of credit with certain vendors expiring April 2016.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of September 30, 2015, we had approximately $41.0 million in noncancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of September 30, 2015.

Legal Matters
In 2004, we were sued in the Southern District of New York by BioSig Instruments, Inc. for alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products. No significant activity in the litigation occurred until 2008. In 2012, the United States District Court granted summary judgment to us on grounds that BioSig’s patents were invalid as a matter of law. BioSig appealed the grant of summary judgment and, in April 2013, the United States Court of Appeals for the Federal Circuit reversed the District Court’s decision on summary judgment and remanded the case to the District Court for further proceedings. On January 10, 2014, the U. S. Supreme Court granted our petition for a writ of certiorari to address the legal standard applied by the Federal Circuit in determining whether the patents may be valid under applicable law. The case was argued before the Supreme Court on April 28, 2014. By decision dated June 2, 2014, the Supreme Court unanimously reversed the Federal Circuit, holding that its standard of when a patent may be “indefinite” was incorrect and remanding to the Federal Circuit for reconsideration under the correct standard. The remand hearing in the Federal Circuit was held on October 29, 2014. By decision dated April 27, 2015, the same panel of the Federal Circuit affirmed its earlier reversal of the District Court’s decision on summary judgment. On May 27, 2015, we filed a petition for a rehearing en banc in the Federal Circuit, which was denied on August 4, 2015. Accordingly, absent a grant of review by the U. S. Supreme Court, the case will be returned to the District Court for further proceedings. We do not believe that our use of heart rate monitors utilized or purchased from third parties, and otherwise, infringes the BioSig patents.

In August 2014, we initiated an arbitration proceeding under a 1999 license agreement pursuant to which we had licensed certain rights relating to our TreadClimber® products. We believe that our obligation to pay royalties under the license agreement ceased in the fourth quarter of 2013. The licensor disputes this and issued a notice under the contract claiming breach of the license agreement and asserting various remedies. We are seeking a declaratory ruling in the arbitration that we have performed all of our obligations under the license agreement, and that there is no continuing obligation for us to pay royalties. The licensor has asserted various counterclaims in the arbitration, including contract and intellectual property claims, and asserted various remedies, including termination of the license agreement. We replied to the counterclaim, denying the allegations and demanding remedies and asserting defenses. The arbitration is being administered by the American Arbitration Association and is in the discovery stage of the litigation process with an anticipated hearing date in February 2016.

In addition to the matters described above, from time to time, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

Litigation and jury verdicts are, to some degree, inherently unpredictable, and, although we have determined that a loss is not probable in connection with any current legal proceeding, it is reasonably possible that a loss may be incurred in connection with proceedings to which we are a party. Assessment of whether incurrence of a loss is probable, or a reasonable possibility, in connection with a particular proceeding, and estimation of the loss, or a range of loss, involves complex judgments and numerous uncertainties. Management is unable to estimate a range of reasonably possible losses related to litigation in its early stages, especially when the damages sought are indeterminate, or the legal and factual basis for the relevant claims have not been developed with specificity. As such, zero liability is recorded as of September 30, 2015.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). All references to the third quarter and first nine months of 2015 and 2014 mean the three and nine-month periods ended September 30, 2015 and 2014, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

Our results of operations may vary significantly from period-to-period. Our revenues typically fluctuate due to the seasonality of our industry, customer buying patterns, product innovation, the nature and level of competition for health and fitness products, our ability to procure products to meet customer demand, the level of spending on, and effectiveness of, our media and advertising programs and our ability to attract new customers and maintain existing sales relationships. In addition, our revenues are highly susceptible to economic factors, including, among other things, the overall condition of the economy and the availability of consumer credit in both the United States and Canada. Our profit margins may vary in response to the aforementioned factors and our ability to manage product costs. Profit margins may also be affected by fluctuations in the costs or availability of materials used to manufacture our products, costs associated with acquisition or license of products and technologies, product warranty costs, the cost of fuel, and changes in costs of other distribution or manufacturing-related services. Our operating profits or losses may also be affected by the efficiency and effectiveness of our organization. Historically, our operating expenses have been influenced by media costs to produce and distribute advertisements of our products on television, the Internet and other media, facility costs, operating costs of our information and communications systems, product supply chain management, customer support and new product development activities. In addition, our operating expenses have been affected from time-to-time by asset impairment charges, restructuring charges and other significant unusual or infrequent expenses.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. Forward-looking statements include any statements related to our future business and financial performance; anticipated fluctuations in net sales due to seasonality; plans and expectations regarding gross and operating margins; plans and expectations regarding research and development expenses and capital expenditures; anticipated losses from discontinued operations; the anticipated outcome of litigation to which we are a party,; results of media investment in the Direct segment; plans for new product introductions and anticipated demand for our new and existing products; and statements regarding our inventory and working capital requirements and the sufficiency of our financial resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including our ability to timely acquire inventory that meets our quality control standards from sole source foreign manufacturers at acceptable costs, the effectiveness, availability and price of media time consistent with our cost and audience profile parameters, greater than anticipated costs associated with launch of new products, a decline in consumer spending due to unfavorable economic conditions, softness in the retail marketplace, an adverse change in the availability of credit for our customers who finance their purchases, our ability to pass along vendor raw material price increases and increased shipping costs, our ability to effectively develop, market and sell future products, our ability to protect our intellectual property, the introduction of competing products, and our ability to get foreign-sourced product through customs in a timely manner. Additional assumptions, risks and uncertainties are described in Part I, Item 1A, "Risk Factors," in our 2014 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or conform them to actual results or to changes in circumstances or expectations.

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

Net sales for the first nine months of 2015 were $226.6 million, an increase of $47.1 million, or 26.2%, as compared to net sales of $179.5 million for the first nine months of 2014. Net sales of our Direct segment increased $41.0 million, or 34.9%, in the first nine months of 2015, compared to the first nine months of 2014, primarily due to increased consumer demand for our cardio products, especially the Bowflex Max Trainer®. Net sales of our Retail segment increased by $5.8 million, or 9.9%, in the first nine months of 2015, compared to the first nine months of 2014, primarily due to favorable retailer sell-through of our lineup of cardio products launched in late 2013 and fall of 2014, together with increased sales of SelectTech® dumbbells.

Gross profit for the first nine months of 2015 was $120.8 million, or 53.3% of net sales, an increase of $28.7 million, or 31.2%, as compared to gross profit of $92.1 million, or 51.3% of net sales, for the first nine months of 2014. The increase in gross profit dollars was primarily due to the increase in net sales, while the increase in the gross profit margin percentage was primarily due to a shift in channel mix to the Direct segment.

Operating expenses for the first nine months of 2015 were $92.8 million, an increase of $16.4 million, or 21.5%, as compared to operating expenses of $76.4 million for the first nine months of 2014. The growth in operating expenses was primarily related to increases in selling and marketing expenses, reflecting increased advertising and sales-related variable spending.

Operating income for the first nine months of 2015 was $27.9 million, an increase of $12.3 million, or 78.3%, as compared to operating income of $15.7 million for the first nine months of 2014. The improvement in our operating results for the first nine months of 2015 compared to the first nine months of 2014 was driven primarily by higher net sales and improved gross profit margins coupled with leveraging operating expenses over higher net sales.

Income from continuing operations was $17.0 million for the first nine months of 2015, or $0.53 per diluted share, compared to income from continuing operations of $9.9 million, or $0.31 per diluted share, for the first nine months of 2014. The effective tax rates for the first nine months of 2015 and 2014 were 38.7% and 36.5%, respectively.

Net income for the first nine months of 2015 was $16.9 million, compared to net income of $8.4 million for the first nine months of 2014. Net income per diluted share was $0.53 for the first nine months of 2015, compared to $0.27 for the first nine months of 2014.

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

RESULTS OF OPERATIONS

Results of operations information was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2015	2014	$	%
Net sales	$70,690	$59,067	$11,623	19.7%
Cost of sales	34,481	30,272	4,209	13.9%
Gross profit	36,209	28,795	7,414	25.7%
Operating expenses:
Selling and marketing	21,742	17,086	4,656	27.3%
General and administrative	5,505	5,745	(240)	(4.2)%
Research and development	2,573	1,683	890	52.9%
Total operating expenses	29,820	24,514	5,306	21.6%
Operating income	6,389	4,281	2,108	49.2%
Other income (expense):
Interest income	61	18	43
Interest expense	(6)	(9)	3
Other, net	(15)	43	(58)
Total other income (expense), net	40	52	(12)
Income from continuing operations before income taxes	6,429	4,333	2,096
Income tax expense	2,556	1,669	887
Income from continuing operations	3,873	2,664	1,209
Loss from discontinued operations, net of income taxes	(145)	(177)	32
Net income	$3,728	$2,487	$1,241

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Net sales	$226,624	$179,517	$47,107	26.2%
Cost of sales	105,870	87,461	18,409	21.0%
Gross profit	120,754	92,056	28,698	31.2%
Operating expenses:
Selling and marketing	70,193	54,549	15,644	28.7%
General and administrative	15,376	16,507	(1,131)	(6.9)%
Research and development	7,259	5,338	1,921	36.0%
Total operating expenses	92,828	76,394	16,434	21.5%
Operating income	27,926	15,662	12,264	78.3%
Other income (expense):
Interest income	164	42	122
Interest expense	(17)	(21)	4
Other, net	(412)	(74)	(338)
Total other income (expense), net	(265)	(53)	(212)
Income from continuing operations before income taxes	27,661	15,609	12,052
Income tax expense	10,710	5,699	5,011
Income from continuing operations	16,951	9,910	7,041
Loss from discontinued operations, net of income taxes	(67)	(1,492)	1,425
Net income	$16,884	$8,418	$8,466

Results of operations information by segment was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2015	2014	$	%
Net sales:
Direct	$42,876	$34,498	$8,378	24.3%
Retail	25,730	23,467	2,263	9.6%
Royalty income	2,084	1,102	982	89.1%
	$70,690	$59,067	$11,623	19.7%
Cost of sales:
Direct	$15,326	$13,030	$2,296	17.6%
Retail	19,155	17,242	1,913	11.1%
Royalty income	—	—	—	—%
	$34,481	$30,272	$4,209	13.9%
Gross profit:
Direct	$27,550	$21,468	$6,082	28.3%
Retail	6,575	6,225	350	5.6%
Royalty income	2,084	1,102	982	89.1%
	$36,209	$28,795	$7,414	25.7%
Gross margin:
Direct	64.3%	62.2%	210	basis points
Retail	25.6%	26.5%	(90)	basis points

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Net sales:
Direct	$158,595	$117,589	$41,006	34.9%
Retail	64,424	58,609	5,815	9.9%
Royalty income	3,605	3,319	286	8.6%
	$226,624	$179,517	$47,107	26.2%
Cost of sales:
Direct	$56,803	$43,837	$12,966	29.6%
Retail	49,067	43,624	5,443	12.5%
Royalty income	—	—	—	—%
	$105,870	$87,461	$18,409	21.0%
Gross profit:
Direct	$101,792	$73,752	$28,040	38.0%
Retail	15,357	14,985	372	2.5%
Royalty income	3,605	3,319	286	8.6%
	$120,754	$92,056	$28,698	31.2%
Gross margin:
Direct	64.2%	62.7%	150	basis points
Retail	23.8%	25.6%	(180)	basis points

The following table compares the net sales of our major product lines within each business segment (dollars in thousands):

	Three Months Ended September 30,		Change
	2015	2014	$	%
Direct net sales:
Cardio products(1)	$39,696	$31,708	$7,988	25.2%
Strength products(2)	3,180	2,790	390	14.0%
	42,876	34,498	8,378	24.3%
Retail net sales:
Cardio products(1)	14,670	14,445	225	1.6%
Strength products(2)	11,060	9,022	2,038	22.6%
	25,730	23,467	2,263	9.6%

Royalty income	2,084	1,102	982	89.1%
	$70,690	$59,067	$11,623	19.7%

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Direct net sales:
Cardio products(1)	$147,579	$106,955	$40,624	38.0%
Strength products(2)	11,016	10,634	382	3.6%
	158,595	117,589	41,006	34.9%
Retail net sales:
Cardio products(1)	37,908	35,350	2,558	7.2%
Strength products(2)	26,516	23,259	3,257	14.0%
	64,424	58,609	5,815	9.9%

Royalty income	3,605	3,319	286	8.6%
	$226,624	$179,517	$47,107	26.2%

(1) Cardio products include: TreadClimber®, Max Trainer®, treadmills, exercise bikes, ellipticals, Bowflex Boost®, Bowflex BodyTM and DVDs.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights, UpperCut™ and accessories.

Direct

Direct net sales increased by 24.3% and 34.9%, respectively, for the three and nine-month periods ended September 30, 2015 compared to the same periods of 2014. The increases in net sales were primarily related to our cardio products, especially the Bowflex Max Trainer®, which started shipping in early 2014. In addition, strength sales increased 14.0% and 3.6% for the three and nine-month periods ended September 30, 2015 compared to the same periods of 2014, due to stronger sales in both the SelectTech® dumbbell and home gym categories.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the third quarter of 2015 increased to 47.8%, compared to 40.3% in the same period of 2014. We attribute the increase to sales of the Bowflex Max Trainer®, which has attracted consumers with better credit scores, and our media strategy focused on driving quality consumer leads.

The increases in cost of sales of our Direct business in the three and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were almost entirely related to the growth in Direct net sales as discussed above.

For the third quarter of 2015, Direct gross margin increased 210 basis points as compared to the same period of 2014 primarily due to leveraging of supply chain costs and lower reserve requirements, reflecting improved warranty and returns experience. The 150 basis point increase in gross margin for the nine-month period of 2015 compared to the same period of 2014 was primarily due to the non-recurrence of inventory write-downs for discontinued product required in the prior year combined with leveraging supply chain costs.

Retail

Retail net sales increased by 9.6% and 9.9%, respectively, for the three and nine-month periods ended September 30, 2015 compared to the same periods of 2014. The increases were primarily driven by an increase of SelectTech® dumbbell sales coupled with increased sales of the lineup of cardio products launched in late 2013 and fall of 2014.

For the third quarter of 2015, Retail gross margin decreased 90 basis points compared to the same period of 2014 due to unfavorable product and customer mix, reflecting increased lower margin treadmill sales and lower sales to Canadian customers. The 180 basis point decrease in gross margin in the nine-month period of 2015 compared to the same period of 2014 was primarily due to unfavorable product and customer mix, and higher distribution related costs. Retail gross margins have increased on a sequential basis during the 2015 quarters as we continue to execute our plans for mitigation of the recent comparative period declines in Retail gross margin.

Selling and Marketing

Dollars in thousands	Three Months Ended September 30,		Change
	2015	2014	$	%
Selling and Marketing	$21,742	$17,086	$4,656	27.3%
As % of net sales	30.8%	28.9%

Dollars in thousands	Nine Months Ended September 30,		Change
	2015	2014	$	%
Selling and Marketing	$70,193	$54,549	$15,644	28.7%
As % of net sales	31.0%	30.4%

The increases in selling and marketing expense in the three and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily related to increases in media advertising of $3.0 million and $9.8 million, respectively, and increases in incremental variable sales expense of $1.5 million and $5.2 million, respectively, mainly financing fees paid to our financing partners, related to the increases in net sales.

The increases as a percentage of net sales in the three and nine-month periods compared to the same periods of 2014 were primarily due to the increases in media advertising.

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows:

Dollars in thousands	Three Months Ended September 30,		Change
	2015	2014	$	%
Media advertising	$12,510	$9,534	$2,976	31.2%

Dollars in thousands	Nine Months Ended September 30,		Change
	2015	2014	$	%
Media advertising	$38,211	$28,383	$9,828	34.6%

The increases in media advertising in the three and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily to drive incremental leads and sales in the Direct business.

General and Administrative

Dollars in thousands	Three Months Ended September 30,		Change
	2015	2014	$	%
General and Administrative	$5,505	$5,745	$(240)	(4.2)%
As % of net sales	7.8%	9.7%

Dollars in thousands	Nine Months Ended September 30,		Change
	2015	2014	$	%
General and Administrative	$15,376	$16,507	$(1,131)	(6.9)%
As % of net sales	6.8%	9.2%

The decreases in general and administrative in the three and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily due to lower spending on patent legal expenses of $0.1 million and $0.5 million, respectively. Additionally, we received state business tax refunds of $0.4 million during the first nine months of 2015 as a result of a recent audit.

The decreases as a percentage of net sales in the three and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily due to the increases in net sales, coupled with lower spending and tax refunds as discussed above.

Research and Development

Dollars in thousands	Three Months Ended September 30,		Change
	2015	2014	$	%
Research and Development	$2,573	$1,683	$890	52.9%
As % of net sales	3.6%	2.8%

Dollars in thousands	Nine Months Ended September 30,		Change
	2015	2014	$	%
Research and Development	$7,259	$5,338	$1,921	36.0%
As % of net sales	3.2%	3.0%

The increases in research and development in the three and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily due to our continued investment in engineering and product development resources required to innovate and broaden our product portfolio.

The increases as a percentage of net sales in the three and nine-month periods of 2015 compared to the same periods of 2014 were primarily due to the increased investment discussed above.

Other, net
Other, net relates to losses on asset dispositions, as well as the effect of exchange rate fluctuations between the U.S. and Canada.

Income Tax Provision

Dollars in thousands	Three Months Ended September 30,		Change
	2015	2014	$	%
Income Tax Provision	$2,556	$1,669	$887	53.1%
Effective tax rate	39.8%	38.5%

Dollars in thousands	Nine Months Ended September 30,		Change
	2015	2014	$	%
Income Tax Provision	$10,710	$5,699	$5,011	87.9%
Effective tax rate	38.7%	36.5%

Income tax provision from continuing operations for the three and nine-month periods ended September 30, 2015 was based on a 39.8% and 38.7% effective tax rate, respectively, primarily related to our profitable U.S. and Canadian operations. The lower effective tax rate of 36.5% for the nine-month period ended September 30, 2014 was mainly driven by certain U.S. tax credit benefits recognized during the first half of 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, we had total cash and investments of $74.7 million compared to $72.2 million as of December 31, 2014. Cash provided by operating activities was $18.5 million for the nine months ended September 30, 2015, compared to $3.3 million for the nine months ended September 30, 2014. We expect our cash, cash equivalents and available-for-sale securities at September 30, 2015, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from September 30, 2015.

The increase in cash flows from operating activities for the nine months ended September 30, 2015 as compared to the same period of 2014 was primarily due to improved operating performance, as well as changes in our operating assets and liabilities as discussed below.

Trade receivables decreased $7.2 million to $19.1 million as of September 30, 2015, compared to $26.3 million as of December 31, 2014, due to seasonally lower net sales in the Retail business. Days sales outstanding ("DSO") at September 30, 2015 were 21.4 days compared to 17.6 days as of December 31, 2014 and 21.7 days as of September 30, 2014. The increase in DSO at September 30, 2015 compared to December 31, 2014 was due to a higher mix of Retail sales.

Inventories increased $10.7 million to $35.6 million as of September 30, 2015, compared to $24.9 million as of December 31, 2014, due to improved stocking levels of high demand products. Inventories as of September 30, 2015 compared to September 30, 2014 increased by $14.2 million, primarily due to higher net sales, new product introductions, and the addition of a new distribution center that opened in September 2014.

Prepaid and other current assets decreased $1.0 million to $6.0 million as of September 30, 2015, compared to $7.0 million as of December 31, 2014, due to reduction of royalties receivable of $1.0 million.

Deferred income tax assets decreased $9.5 million to $12.4 million as of September 30, 2015, compared to $21.9 million as of December 31, 2014, primarily due to the utilization of net operating loss carryforwards from prior periods.

Trade payables decreased $8.7 million to $38.9 million as of September 30, 2015, compared to $47.6 million as of December 31, 2014, primarily due to shorter payment terms with certain vendors, partially offset by increased inventory purchases in preparation for our seasonally strongest quarters.

Accrued liabilities decreased $1.1 million to $8.7 million as of September 30, 2015, compared to $9.9 million as of December 31, 2014, due to reductions of accrued incentive compensation in the first nine months of 2015, reflecting payout of incentive compensation during the first quarter.

Cash used in investing activities of $22.3 million for the first nine months of 2015 was primarily related to the net purchases of $18.7 million of marketable securities and $3.6 million of capital expenditures during the period primarily for new software and information technology equipment. We anticipate spending between $5.5 million and $6.5 million in 2015 for software, equipment, leasehold improvements, intangible assets, and product tooling.

Cash used in financing activities of $11.3 million for the first nine months of 2015 was primarily related to the share buyback program spending of $11.6 million during the first nine months of 2015, partially offset by proceeds from stock option exercises.

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

The interest rate applicable to each advance under the Credit Agreement is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. Our borrowing rate was 1.19% as of September 30, 2015. The Credit Agreement contains customary covenants, including minimum fixed charge coverage ratio and asset coverage ratio, and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. Borrowings under the Credit Agreement are collateralized by substantially all of our assets pursuant to a continuing security agreement. The Credit Agreement also contains customary events of default. Upon an event of default, the lender may terminate its credit line commitment, accelerate all outstanding obligations and exercise its remedies under the continuing security agreement.

As of September 30, 2015, we had no outstanding borrowings and $0.6 million in letters of credit issued under the Credit Agreement that expire April 2016. As of September 30, 2015, we were in compliance with the financial covenants of the Credit Agreement and approximately $19.4 million was available for borrowing.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at September 30, 2015.

Stock Repurchase Program
On November 3, 2014, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $15.0 million of our outstanding common stock from time to time over a period of 24 months. The repurchase program expires November 3, 2016. Share repurchases will be funded with existing cash balances and repurchased shares will be retired and returned to unissued authorized shares. For 2015 to date, we have repurchased 711,708 shares at an average price of $16.25 per share for a total of $11.6 million. As of September 30, 2015, $3.4 million remains available for future repurchases.

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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

In 2004, we were sued in the Southern District of New York by BioSig Instruments, Inc. for alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products. No significant activity in the litigation occurred until 2008. In 2012, the United States District Court granted summary judgment to us on grounds that BioSig’s patents were invalid as a matter of law. BioSig appealed the grant of summary judgment and, in April 2013, the United States Court of Appeals for the Federal Circuit reversed the District Court’s decision on summary judgment and remanded the case to the District Court for further proceedings. On January 10, 2014, the U. S. Supreme Court granted our petition for a writ of certiorari to address the legal standard applied by the Federal Circuit in determining whether the patents may be valid under applicable law. The case was argued before the Supreme Court on April 28, 2014. By decision dated June 2, 2014, the Supreme Court unanimously reversed the Federal Circuit, holding that its standard of when a patent may be “indefinite” was incorrect and remanding to the Federal Circuit for reconsideration under the correct standard. The remand hearing in the Federal Circuit was held on October 29, 2014. By decision dated April 27, 2015, the same panel of the Federal Circuit affirmed its earlier reversal of the District Court’s decision on summary judgment. On May 27, 2015, we filed a petition for a rehearing en banc in the Federal Circuit, which was denied on August 4, 2015. Accordingly, absent a grant of review by the U. S. Supreme Court, the case will be returned to the District Court for further proceedings. We do not believe that our use of heart rate monitors utilized or purchased from third parties, and otherwise, infringes the BioSig patents.

In August 2014, we initiated an arbitration proceeding under a 1999 license agreement pursuant to which we had licensed certain rights relating to our TreadClimber® products. We believe that our obligation to pay royalties under the license agreement ceased in the fourth quarter of 2013. The licensor disputes this and issued a notice under the contract claiming breach of the license agreement and asserting various remedies. We are seeking a declaratory ruling in the arbitration that we have performed all of our obligations under the license agreement, and that there is no continuing obligation for us to pay royalties. The licensor has asserted various counterclaims in the arbitration, including contract and intellectual property claims, and asserted various remedies, including termination of the license agreement. We replied to the counterclaim, denying the allegations and demanding remedies and asserting defenses. The arbitration is being administered by the American Arbitration Association and is in the discovery stage of the litigation process with an anticipated hearing date in February 2016.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of our equity securities during the third quarter ended September 30, 2015:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 - July 31	—	$—	—	$13,004,018
August 1 - August 31	387,360	16.98	387,360	6,426,756
September 1 - September 30	190,471	15.72	190,471	3,432,473
Total	577,831	$16.56	577,831	$3,432,473

(1)  On November 3, 2014, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $15.0 million of our outstanding common stock from time to time over a period of 24 months. The repurchase program expires November 3, 2016.

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

101
The following financial statements from Nautilus, Inc.'s quarterly report on Form 10-Q for the three and nine months ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.

November 5, 2015	By:	/S/ Bruce M. Cazenave
Date		Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.

November 5, 2015	By:	/S/ Sidharth Nayar
Date		Sidharth Nayar
Chief Financial Officer (Principal Financial and Accounting Officer)