Form 10-K
period 2015-12-31
NAUTILUS, INC.
filed 2016-02-25
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [ ]    No  [x]
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price ($21.51) as reported on the New York Stock Exchange as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2015) was $663,336,780.
The number of shares outstanding of the registrant's common stock as of February 24, 2016 was 31,005,367 shares.
Documents Incorporated by Reference
The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2016 Annual Meeting of Shareholders.

NAUTILUS, INC.
2015 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. The forward-looking statements in this report include, without limitation: our prospects, resources or capabilities; current or future financial trends; future operating results; future plans for introduction of new products; anticipated demand for our new and existing products; anticipated benefits of the acquisition of Octane Fitness; maintenance of appropriate inventory levels; growth in revenues and profits; leverage of operating expenses; future revenues from licenses of our intellectual property; results of increased media investment in the Direct segment; continued improvement in operating margins; expectations for increased research and development expenses; anticipated capital expenditures; fluctuations in net sales due to seasonality; and our ability to continue to fund our operating and capital needs for the following twelve-month period. Forward-looking statements also include any statements related to our expectations regarding future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, expenses and gross margins, profits or losses, losses from discontinued operations, settlements of warranty obligations, the anticipated outcome of litigation to which we are a party, new product introductions, financing and working capital requirements and resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part I, Item 1A of this report and in other reports we file with the Securities and Exchange Commission. We do not undertake any duty to update forward-looking statements after the date they are made or conform them to actual results or to changes in circumstances or expectations.

Item 1. Business

OVERVIEW

Founded in 1986, Nautilus, Inc. and subsidiaries (collectively, "Nautilus" or the "Company") is a consumer fitness products company headquartered in Vancouver, Washington and incorporated in the State of Washington in January 1993. We are committed to providing innovative, quality solutions to help people achieve their fitness goals through a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products and related accessories for consumer use, primarily in the United States and Canada, but also in international markets outside North America. Our products are sold under some of the most-recognized brand names in the fitness industry: Nautilus®, Bowflex®, Octane Fitness®, Schwinn® and Universal®.

We market our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments. Our Direct business offers products directly to consumers through television advertising, catalogs and the Internet. Our Retail business offers our products through a network of independent companies to reach consumers in both the home use as well as commercial use markets in the United States and internationally. We also derive a portion of our revenue from the licensing of our brands and intellectual property.

BUSINESS STRATEGY

We are focused on developing and marketing consumer fitness equipment and related products to help people enjoy healthier lives. Our products are targeted to meet the needs of a broad range of consumers, including fitness enthusiasts and individuals who are seeking the benefits of regular exercise. We have diversified our business by expanding our portfolio of high quality fitness equipment into multiple product lines utilizing our well-recognized brand names. We are focused on consumer markets and specialty and commercial distribution channels, and view the continual innovation of our product offerings as a key aspect of our business strategy. We regularly refresh our existing product lines with new technologies and finishes, and focus significant effort and resources on the development or acquisition of innovative new fitness products for introduction to the marketplace at periodic intervals.

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

In our Retail business, we strive to develop long-term relationships with key retailers of sports or fitness equipment. The primary objectives of our Retail business are (i) to offer a selection of products at key price-points; and (ii) to utilize the strength of our brands and long-standing customer relationships to secure more floor space with our Retail customers for our products, as well as support efforts to gain share in multi-user environments.

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

RECENT DEVELOPMENTS

On December 31, 2015, we acquired all of the outstanding capital stock of OF Holdings, Inc., sole parent of Octane Fitness, LLC ("Octane" or "Octane Fitness"), for an aggregate base purchase price of $115.0 million, plus adjustments for working capital and cash on the closing date. The Company funded the acquisition through an $80.0 million term loan and cash on hand. Based in Brooklyn Park, Minnesota, Octane is a leader in zero-impact training with a line of fitness equipment focused on Retail specialty and commercial channels. The acquisition of Octane is expected to strengthen and diversify our brand portfolio, broaden our distribution and deepen our talent pool. Octane's business is anticipated to be highly complementary to our existing business from both product and channel perspectives and is expected to create numerous revenue synergies for us.

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

•
Our Bowflex® brand represents a highly-regarded line of fitness equipment comprised of both cardio and strength products, including the Max Trainer® and TreadClimber® specialized cardio machines, PowerRod® and Revolution® home gyms and SelectTech® dumbbells.

•
Our Octane Fitness® brand is known for its innovation around low-impact cardio products, including the perfection of the traditional elliptical machine, along with the creation of new categories of exercise, including the xRide® recumbent elliptical, the LateralX® elliptical, and the Zero Runner®.

•	Our Schwinn® brand is known for its popular line of exercise bikes, including the Airdyne®, treadmills, and ellipticals.

•	Our Universal® brand, one of the oldest and most recognized names in the fitness industry, currently offers a line of kettlebell weights and weight benches along with a recently launched cardio line.

We generally differentiate the product models offered in our Direct and Retail sales channels. Currently, our Max Trainer® and TreadClimber® product lines are offered for sale primarily through our Direct sales channel.

Approximately 82% of our revenue in 2015 was derived from sales of consumer cardio products. While we continue to be a leader in the consumer strength product category, we believe the much larger market for cardio products offers us greater opportunity for growth.

BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

We conduct our business in two segments, Direct and Retail. For further information regarding our segments and geographic information, see Note 19, Segment and Enterprise-Wide Information, to our consolidated financial statements in Part II, Item 8 of this report.

SALES AND MARKETING

Direct
In our Direct business, we market and sell our products, principally Bowflex® cardio and strength products, directly to consumers. While we are, and plan to continue to be, a large direct marketer of strength products in the United States, our advertising emphasis has shifted toward cardio products, especially the Max Trainer® and TreadClimber®, as cardio products represent the largest component of the fitness equipment market and a majority of our business. Sales of cardio products represented 93% of our Direct channel revenues in 2015, compared to 91% in 2014 and 84% in 2013.

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

In order to facilitate consumer purchases, we partner with several third party credit providers. Credit approval rates are an important variable in the number of Direct products we sell in a given period. Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers increased to 48% in 2015 from 41% in 2014 and 36% in 2013, which is primarily due to our marketing and media strategies, as well as growing sales of Max Trainer®, which since launch has driven higher credit demographic responders.

Retail
In our Retail business, we market and sell a comprehensive line of consumer fitness equipment under the Nautilus®, Octane Fitness®, Schwinn®, Universal® and Bowflex® brands. Our products are marketed through a network of retail companies, consisting of sporting goods stores, Internet retailers, large-format and warehouse stores, smaller specialty retailers, independent bike dealers, and multi-user environments.

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

Our research and development expenses were $9.9 million, $7.2 million and $5.6 million in 2015, 2014 and 2013, respectively, as we increased our investment in new product development resources and capabilities, including the 2015 openings of our innovation center and retail store at our corporate headquarters. We expect our research and development expenses to increase in 2016 as we continue to supplement our investment in new product development and engineering capabilities.

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

MERCHANDISE SOURCING

All of our products are produced by third-party manufacturers, and, in 2015, all of our manufacturing partners were primarily located in Asia. Although multiple factories bid on and are able to produce most of our products, we typically select one factory to produce any given product. Lead times for inventory purchases from our Asian suppliers, from order placement to receipt of goods, generally range from approximately two to three months, of which transit time represents three-to-four weeks. The length of our lead times requires us to place advance manufacturing orders based on management forecasts of future demand for our products. We attempt to compensate for our long replenishment lead times by maintaining adequate levels of inventory at our warehousing facilities.

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

LOGISTICS

Our warehousing and distribution facilities are located in Oregon and Ohio. In addition to Company-operated distribution centers, we utilize third-party warehouses and logistics providers to fulfill orders. In our Direct business, we strive to maintain inventory levels that will allow us to ship our products shortly after receiving a customer's order. We use common carriers for substantially all of our merchandise shipments to Direct customers.

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

In 2015 approximately 51% of our Retail customers' orders were shipped by our contract manufacturers in Asia directly to our Retail customer locations, typically in container loads. The use of such direct shipments allows us to maintain lower levels of inventory in our warehouses, resulting in lower storage, handling, freight, insurance and other costs. We use various commercial truck lines for our merchandise shipments to Retail customers.

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

Our principal competitors include: Fitness Quest, ICON Health & Fitness, Johnson Health Tech, Beach Body, American Telecast, Life Fitness, and Precor. We also compete with marketers of computer-based physical activity products, such as the Nintendo Wii® and Microsoft Xbox® Kinect®, and weight management companies, such as Weight Watchers, each of which offers alternative solutions for a fit and healthy lifestyle.

EMPLOYEES

As of February 24, 2016, we had approximately 470 employees, substantially all of whom were full-time. None of our employees are subject to collective bargaining agreements. We have not experienced a material interruption of our operations due to labor disputes.

INTELLECTUAL PROPERTY

Trademarks, patents and other forms of intellectual property are vital to the success of our business and are an essential factor in maintaining our competitive position in the health and fitness industry.

Trademarks
We own many trademarks including Nautilus®, Bowflex®, Max Trainer®, TreadClimber®, Power Rod®, Bowflex Revolution®, SelectTech®, Octane Fitness®, LateralX®, xRide®, Zero Runner®, Airdyne®, and Universal®. Nautilus is the exclusive licensee under the Schwinn® mark for indoor fitness products. We believe that having distinctive trademarks that are readily identifiable by consumers is an important factor in creating a market for our products, maintaining a strong company identity and developing brand loyalty among our customers. In addition, we have granted licenses to certain third-parties to use the Nautilus, Schwinn and TreadClimber trademarks on commercial fitness products, for which we receive royalty income and expanded consumer awareness of our brands.

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

We own or license patents and design registrations covering a variety of technologies, some of which are utilized in our selectorized dumbbells, treadmills, exercise bikes, and elliptical machines. Patent and design protection for these technologies, which are utilized in products sold in both the Direct and Retail segments, extends as far as 2028.

We maintain a portfolio of patents related to our TreadClimber® specialized cardio machines, which are sold primarily in our Direct segment. The portfolio includes approximately 25 issued U.S. patents covering various product features and other technologies associated with our TreadClimber® products and 1 issued U.S. patent and additional pending patents covering various product features of our Max Trainer® products. Nautilus is also the licensee of patents that cover the Bowflex Revolution® home gyms.

A patent covering certain aspects of our TreadClimber® products expired in 2013. Additional individual U.S. patents covering elements of our TreadClimber® products have expiration dates ranging from 2021 to 2027. Expiration or invalidity of patents within our TreadClimber® portfolio could trigger the introduction of similar products by our competitors. Although we view each of the patents within our portfolio as valuable, we do not view any single patent as critical to our success or ability to differentiate our TreadClimber® products from similar products that may be introduced by competitors in the future. We regularly monitor commercial activity in our industry to guard against potential infringement. We protect our proprietary rights and take prompt, reasonable actions to prevent counterfeit products and other infringement on our intellectual property.

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

Our customer order backlog as of December 31, 2015 and 2014 was approximately $5.0 million and $21.1 million, respectively. The decrease in the overall backlog as of December 31, 2015 compared to 2014 resulted from delays in 2014 in the receipt of merchandise due to the west coast port slow down and lower inventory position.

SIGNIFICANT CUSTOMERS

In 2015, 2014 and 2013, Amazon.com accounted for 11.1%, 11.3% and 11.2%, respectively, of our net sales.

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

Sales of cardio products, especially TreadClimber® and Max Trainer® products, represent a substantial portion of our Direct segment revenues. Introduction by competitors of comparable products at lower price-points, a maturing product lifecycle or other factors could result in a decline in our revenues derived from these products. A significant decline in our sales of these products would have a material adverse effect on our operating results, financial position and cash flows.

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

Decline in consumer spending would likely negatively affect our product revenues and earnings.

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

We may encounter difficulties in integrating acquired businesses and anticipated benefits of acquisitions may not be realized.

On December 31, 2015, we acquired all of the outstanding capital stock of OF Holdings, Inc., sole parent of Octane. The ultimate success of our acquisition of Octane, and any future acquisitions we may complete, depends, in part, on our ability to realize the anticipated synergies, channel and product diversification and growth opportunities from integrating newly-acquired businesses or assets into our existing businesses. However, the acquisition and successful integration of independent businesses or assets is a complex, costly and time-consuming process, and the benefits we realize may not meet targeted expectations. The risk and difficulties associated with acquiring and integrating companies and other assets include, among others:

•	consolidating research and development, logistics, product sourcing, human resources, information technology and other aspects of the combined operations, where appropriate;

•	integrating newly-acquired businesses and product lines into a uniform financial reporting system;

•	coordinating sales, distribution and marketing functions and strategies across new and existing channels of trade;

•
establishing or expanding manufacturing, research and development, sales, distribution and marketing functions in order to accommodate newly-acquired businesses or product lines or rationalizing these functions to take advantage of synergies;

•	preserving the important licensing, research and development, manufacturing and supply, distribution, marketing, customer and other relationships of acquired businesses;

•	minimizing the diversion of management’s attention from ongoing business concerns;

•	the potential loss of key employees of the acquired business;

•	coordinating geographically separate operations; and

•	regulatory and legal issues relating to the integration of legacy and newly-acquired businesses.

The purchase consideration and other costs and expenses of acquisitions could negatively impact our net income and earnings per share and a failure to realize the anticipated benefits of acquisitions would have a material adverse effect on our business, results of operations or financial condition.

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

Substantially all of our contract manufacturers are located in Asia, primarily China and Taiwan, and may be subject to disruption by natural disasters, as well as political, social or economic instability. The temporary or permanent loss of the services of any of our primary contract manufacturers could cause a significant disruption in our product supply chain and operations and delays in product shipments.

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

All of our products are produced by third-party manufacturers, substantially all of which are located in Asia, primarily China and Taiwan. Lead times for inventory purchases from our Asian suppliers, from order placement to receipt of goods, generally range from approximately two to three months, of which transit time represents three-to-four weeks. The length of our lead times requires us to place advance manufacturing orders based on management forecasts of future demand for our products. Due to the length of our lead times, our sales and cash flows may be negatively impacted if we do not have sufficient inventory on hand to meet customer demand for such items. In addition, our liquidity and cash flows may be negatively affected, and inventory obsolescence may increase, if the quantity of products we order exceeds customer demand for such items.

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

Substantially all of our products are manufactured outside of the U.S. and, therefore, currency exchange rate fluctuations could result in higher costs for our products, or could disrupt the business of independent manufacturers that produce our products, by making their purchases of raw materials more expensive and more difficult to finance. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we, our customers or our suppliers conduct business. Past fluctuations in currency exchange rates versus the U.S. dollar have caused our costs for certain products to increase, reducing our margins and cash flows. Similar fluctuations and cost increases may occur in the future. If we are unable to increase our selling prices to offset such cost increases, or if such increases have a negative impact on sales of our products, our revenues and margins would be reduced and our operating results and cash flows would be negatively impacted. In addition, a portion of our revenue is derived from sales outside the U.S., primarily in Canada and Europe. Currency rate fluctuations could make our products more expensive for foreign consumers and reduce our sales, which would negatively affect our operating results and cash flows.

We may face competition from providers of comparable products in categories where our patent protection is limited or reduced due to patent expiration. Increased competition in those product categories could negatively affect our future revenues and operating results.

While we own a number of patents covering aspects of our TreadClimber® products, the introduction of comparable products designed to compete with our TreadClimber® line of specialized cardio machines may increase in the future as a result of certain patent expirations. Sales of cardio products, including TreadClimber® and Max Trainer® products, represent a substantial portion of our Direct segment revenues. Introduction by competitors of comparable products, a maturing product lifecycle or other factors could result in a decline in our revenues derived from these products. A significant decline in our sales of these products, without offsetting sales gains, would have a material adverse effect on our operating results, financial position and cash flows.

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

We had goodwill of $60.5 million and other intangible assets of $73.4 million as of December 31, 2015. Any future impairment charges, if significant, could materially and adversely affect our operating results. An unexpected decline in revenue, changes in market conditions, changes in competitive products or technologies or a change in management's intentions regarding utilization of intangible assets could lead to future impairment charges.

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

Many of our products carry warranties for defects in quality and workmanship. We may experience significant expense as the result of product quality issues, product recalls or product liability claims which may have a material adverse effect on our business. We maintain a warranty reserve for estimated future warranty claims. However, the actual costs of servicing future warranty claims may exceed the reserve and have a material adverse effect on our results of operations, financial condition and cash flows.

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

System failures or service interruptions may occur as the result of a number of factors, including: computer viruses; hacking or other unlawful activities by third parties; disasters; equipment, hardware or software failures; ineffective design or implementation of new systems or systems upgrades; cable outages, extended power failures, or our inability or failure to properly protect, repair or maintain our communication and information systems. To mitigate the risk of business interruption, we have in place a disaster recovery program that targets our most critical operational systems. If our disaster recovery system is ineffective, in whole or in part, or efforts conducted by us or third-parties to prevent or respond to system interruptions in a timely manner are ineffective, our ability to conduct operations would be significantly affected. If we do not consider the potential impact of critical decisions related to systems or process design and implementation, this could lead to operational challenges and increased costs. Any of the aforementioned factors could have a material adverse effect on our operating results, financial position and cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Following is a summary of each of our properties as of December 31, 2015:

Company	Location	Primary Function(s)	Owned or Leased
Nautilus	Washington	Corporate headquarters, customer call center, retail store and R&D facility	Leased
Octane	Minnesota	Design, sales, service and R&D facility	Leased
Nautilus	Ohio	Warehouse and distribution facility	Leased
Nautilus	Oregon	Warehouse and distribution facility	Leased
Nautilus	China	Quality assurance office	Leased
Octane	Netherlands	Sales and service office	Leased
Octane	United Kingdom	Sales office	Leased

The Nautilus properties are used by both our Direct and Retail segments, and the Octane properties are primarily used for our Retail segment. The properties generally are well-maintained, adequate and suitable for their intended purposes, and we believe our existing properties will meet our operational needs for the foreseeable future. If we require additional warehouse or office space in the future, we believe we will be able to obtain such space on commercially reasonable terms.

Item 3. Legal Proceedings

Patent Infringement Case
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

By decision dated April 27, 2015, the same panel of the Federal Circuit affirmed its earlier reversal of the District Court’s decision on summary judgment. On May 27, 2015, we filed a petition for a rehearing en banc in the Federal Circuit, which was denied on August 4, 2015 and a Petition for Review by the U. S. Supreme Court which was also denied. The case will be returned to the District Court for further proceedings. We do not believe that our use of heart rate monitors utilized or purchased from third parties, and otherwise, infringes the BioSig patents.

Licensor Dispute
In August 2014, we initiated an arbitration proceeding to resolve a dispute with the licensor under a 1999 license agreement pursuant to which we had licensed certain rights relating to our TreadClimber® products. We asserted that our obligation to pay royalties under the license agreement ceased in the fourth quarter of 2013 and sought a declaratory ruling in the arbitration that there is no continuing royalty obligation and that we had performed all of our obligations under the license agreement. The licensor disputed this and asserted various intellectual property and contract claims. The matter proceeded to mediation by agreement of the parties and was settled in December 2015. Under the settlement agreement, we agreed to pay certain cash amounts and sales-based royalties over a period of multiple years. In connection with this settlement, in the fourth quarter of 2015, we recorded a charge of $2.5 million as a component of cost of sales. Future royalty payments under the settlement agreement are not expected to have a material impact on our financial position, results of operations or cash flows.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock
Our common stock is listed on the New York Stock Exchange (the “NYSE”) and trades under the symbol “NLS.” As of February 24, 2016, there were 48 holders of record of our common stock and approximately 7,500 beneficial shareholders. The following table sets forth the high and low sales prices of our common stock for each period presented:

	High	Low
2015
Quarter 1	$15.97	$14.13
Quarter 2	$22.81	$15.42
Quarter 3	$22.63	$14.15
Quarter 4	$19.68	$14.57
2014
Quarter 1	$9.66	$7.71
Quarter 2	$11.99	$7.94
Quarter 3	$13.31	$9.75
Quarter 4	$15.48	$10.72

We did not pay any dividends on our common stock in 2015 or 2014, and we currently have no plans to pay dividends on our common stock in future periods. Payment of any future dividends, in accordance with our borrowing arrangements, is at the discretion of our Board of Directors, which considers various factors such as our financial condition, operating results, current and anticipated cash needs and future expansion plans.

Equity Compensation Plans
See Part III, Item 12 for equity compensation plan information.

Issuer Purchases of Equity Securities
There were no repurchases of our equity securities during the fourth quarter ended December 31, 2015. See Note 16 of Notes to Consolidated Financial Statements for information regarding our share repurchase program.

Stock Performance Graph
The graph below compares the cumulative total stockholder return of our common stock with the cumulative total return of the NYSE Composite Index and the S&P SmallCap 600 index for the period commencing December 31, 2010 and ending on December 31, 2015. The S&P SmallCap 600 was chosen because we do not believe we can reasonably identify an industry index or specific peer issuer that would offer a meaningful comparison. The S&P SmallCap 600 represents a broad-based index of companies with similar market capitalization.

The graph assumes $100 was invested, on December 31, 2010, in our common stock and each index presented. The comparisons in the table below are not intended to forecast or be indicative of future performance of our common stock.

$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$-
NLS
NYSE Composite
S&P SmallCap 600

	12/31/10	12/30/11	12/31/12	12/31/13	12/31/14	12/31/15
NLS	$100.00	$98.31	$197.19	$473.60	$852.81	$939.33
NYSE Composite	$100.00	$93.89	$106.02	$130.59	$136.10	$127.37
S&P SmallCap 600	$100.00	$99.84	$114.63	$160.09	$167.20	$161.58

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in connection with our audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statements of operations data for fiscal years 2015, 2014 and 2013, and the selected consolidated balance sheets data as of December 31, 2015 and 2014 are derived from, and are qualified by reference to, the audited consolidated financial statements which are included in this Form 10-K. The consolidated statements of operations data for fiscal 2012 and 2011 and the consolidated balance sheets data as of December 31, 2013, 2012 and 2011 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	For the Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data
Net sales	$335,764	$274,447	$218,803	$193,926	$180,412
Cost of sales	162,530	133,872	112,326	102,889	101,953
Gross profit	173,234	140,575	106,477	91,037	78,459

Operating expenses:
Selling and marketing	101,618	81,059	66,486	58,617	54,494
General and administrative	21,441	22,131	18,705	17,669	17,143
Research and development	9,904	7,231	5,562	4,163	3,223
Total operating expenses	132,963	110,421	90,753	80,449	74,860

Operating income	40,271	30,154	15,724	10,588	3,599

Other income (expense):
Interest income	218	63	14	18	65
Interest expense	(22)	(25)	(36)	56	(466)
Other, net	(445)	32	337	(246)	(11)
Total other income (expense)	(249)	70	315	(172)	(412)

Income from continuing operations before income taxes	40,022	30,224	16,039	10,416	3,187
Income tax expense (benefit)(1)	13,219	9,841	(32,085)	(226)	686
Income from continuing operations	26,803	20,383	48,124	10,642	2,501
Income (loss) from discontinued operations	(201)	(1,588)	(170)	6,241	(1,081)
Net income	$26,602	$18,795	$47,954	$16,883	$1,420

Basic income per share from continuing operations	$0.86	$0.65	$1.55	$0.34	$0.08
Basic income (loss) per share from discontinued operations	(0.01)	(0.05)	(0.01)	0.21	(0.03)
Basic net income per share	$0.85	$0.60	$1.54	$0.55	$0.05

Diluted income per share from continuing operations	$0.85	$0.64	$1.53	$0.34	$0.08
Diluted income (loss) per share from discontinued operations	(0.01)	(0.05)	(0.01)	0.21	(0.03)
Diluted net income per share	$0.84	$0.59	$1.52	$0.55	$0.05

Shares used in per share calculations:
Basic	31,288	31,253	31,072	30,851	30,746
Diluted	31,589	31,688	31,457	30,974	30,776

	As of December 31,
Consolidated Balance Sheets Data	2015	2014	2013	2012	2011
Cash and investments(2)	$60,776	$72,190	$40,979	$23,207	$17,427
Working capital(2)	69,373	83,080	45,662	25,410	19,439
Total assets	315,912	175,654	143,567	94,311	82,813
Long-term note payable, net of current portion(3)	63,971	—	—	—	5,598
Other long-term liabilities	29,432	4,911	4,077	6,508	6,614
Total shareholders' equity	126,991	111,072	91,565	43,326	31,953

(1)	Income tax benefit in 2013 includes a $38.9 million credit related to the reversal of our deferred tax asset valuation allowance.

(2)
The decreases in cash and investments and working capital at December 31, 2015 compared to December 31, 2014 were primarily due to our purchase of Octane on December 31, 2015. See Note 2 of Notes to Consolidated Financial Statements for additional information.

(3)
The increase in long-term notes payable at December 31, 2015 compared to December 31, 2014 was due to our purchase of Octane on December 31, 2015. See Notes 2 and 12 of Notes to Consolidated Financial Statements for additional information.

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

OVERVIEW

We are committed to providing innovative, quality solutions to help people achieve a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products and related accessories for consumer use, primarily in the United States, Canada and Europe. Our products are sold under some of the most-recognized brand names in the fitness industry: Nautilus®, Bowflex®, Octane Fitness®, Schwinn® and Universal®.

We market our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments. Our Direct business offers products directly to consumers through television advertising, catalogs and the Internet. Our Retail business offers our products through a network of independent retail companies and specialty retailers with stores and websites located in the United States and internationally. We also derive a portion of our revenue from the licensing of our brands and intellectual property.

Our net sales in 2015 were $335.8 million, an increase of $61.3 million, or 22.3%, compared to net sales of $274.4 million in 2014. Net sales of our Direct segment increased $50.0 million, or 28.5%, compared to 2014, primarily due to increased consumer demand for our cardio products, especially the Max Trainer®. Net sales of our Retail segment increased by $13.0 million, or 13.9% in 2015, compared to 2014, primarily due to growth in the lineup of cardio products launched in late 2013 and fall of 2014.

Income from continuing operations was $26.8 million, or $0.85 per diluted share, in 2015, compared to $20.4 million, or $0.64 per diluted share, in 2014. Income from continuing operations in 2015 and 2014 included a $2.4 million and a $1.2 million credit related to the reversal of our deferred tax asset valuation allowance, respectively. Results for 2015 were also negatively impacted by several unusual items including the following: settlement expense related to a licensing arbitration ($2.5 million); write-off of nutrition inventory ($1.4 million); unrecorded current period royalty revenue and reversal of prior period royalty revenue related to a dispute with the licensee ($1.4 million); an accounts receivable reserve related to potentially uncollectible balances from a large sporting goods retailer ($0.9 million); and transaction expenses related to the acquisition of Octane ($0.6 million). Without consideration of the reversals of deferred tax asset valuation allowances and the other unusual items noted above, the improvement in our results from continuing operations in 2015, compared to 2014, was driven primarily by higher sales and increased operating income in both our Direct and Retail segments.

Net income was $26.6 million, or $0.84 per diluted share, in 2015, compared to $18.8 million, or $0.59 per diluted share, in 2014.

BUSINESS ACQUISITION

On December 31, 2015, we acquired all of the outstanding capital stock of OF Holdings, Inc., sole parent of Octane for an aggregate base purchase price of $115.0 million, plus adjustments for working capital and cash on the closing date. The Company funded the acquisition through an $80.0 million term loan and cash on hand. Based in Brooklyn Park, Minnesota, Octane is a leader in zero-impact training with a line of fitness equipment focused on Retail specialty and commercial channels. The acquisition of Octane is expected to strengthen and diversify our brand portfolio, broaden our distribution and deepen our talent pool. Octane's business is anticipated to be highly complementary to our existing business from both product and channel perspectives and to create numerous revenue synergies for us.

DISCONTINUED OPERATIONS

Results from discontinued operations relate to the disposal of our former commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to the Commercial business in 2015, 2014 or 2013, we continue to have legal and accounting expenses as we work with authorities on final deregistration of each international entity, and product liability and other legal expenses associated with product previously sold into the Commercial channel.

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

Goodwill and Other Long-Term Assets Valuation
We evaluate our indefinite-lived intangible assets and goodwill for potential impairment annually or when events or circumstances indicate their carrying value may be impaired. Definite-lived intangible assets, including acquired trade names, customer relationships, patents and patent rights, and other long-lived assets, primarily property, plant and equipment, are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. No goodwill or other long-term asset impairment charges were recognized in 2015, 2014 or 2013.

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

Product Warranty Obligations
Our products carry defined warranties for defects in materials or workmanship. Our product warranties generally obligate us to pay for the cost of replacement parts, cost of shipping the parts to our customers and, in certain instances, service labor costs. At the time of sale, we record a liability for the estimated costs of fulfilling future warranty claims. The estimated warranty costs are recorded as a component of cost of sales, based on historical warranty claim experience and available product quality data. If necessary, we adjust our liability for specific warranty matters when they become known and are reasonably estimable. Our estimates of warranty expenses are based on significant judgment, and the frequency and cost of warranty claims are subject to variation. Warranty expenses are affected by the performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to the customer, product failure rates and variances in expected repair costs.

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

We have recorded a valuation allowance to reduce our deferred income tax assets to the amount we believe is more likely than not to be realized. Each quarter, we assess the total weight of positive and negative evidence including cumulative income or loss for the past three years and forecasted taxable income and re-evaluate whether any adjustments or release of all or any portion of valuation allowance is appropriate. As a result of this evaluation, in 2014, we determined that a portion of the existing valuation allowance against state net operating loss deferred tax assets was no longer necessary. Accordingly, an income tax benefit of $1.2 million was recorded in the fourth quarter of 2014 related to the reduction of our existing valuation allowance. Further, in the fourth quarter of 2015, after re-evaluating the potential realization of the remainder of our deferred income tax assets, we concluded that, as of December 31, 2015, the existing valuation allowance against the foreign tax credit deferred tax assets, as well as substantially all of the remaining state net operating loss deferred tax assets, were no longer necessary. As such, an income tax benefit of $2.4 million was recorded in the fourth quarter of 2015 related to the reduction of our existing valuation allowance.

As of December 31, 2015 we have a valuation allowance against net deferred income tax assets of $0.9 million. If our assumptions change and we determine we will be able to realize these deferred income tax assets, the tax benefits related to any reversal of the valuation allowance will be accounted for in the period in which we make such determination. Likewise, should we determine that we would not be able to realize our deferred income tax assets in the future, an adjustment to the valuation allowance to reserve for the deferred income tax assets would increase expense in the period such determination was made.

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

Results of operations information was as follows (in thousands):

	Year Ended December 31,
	2015	2014	Change	% Change
Net sales	$335,764	$274,447	61,317	22.3%
Cost of sales	162,530	133,872	28,658	21.4%
Gross profit	173,234	140,575	32,659	23.2%
Operating expenses:
Selling and marketing	101,618	81,059	20,559	25.4%
General and administrative	21,441	22,131	(690)	(3.1)%
Research and development	9,904	7,231	2,673	37.0%
Total operating expenses	132,963	110,421	22,542	20.4%
Operating income	40,271	30,154	10,117	33.6%
Other income (expense):
Interest income	218	63	155
Interest expense	(22)	(25)	3
Other, net	(445)	32	(477)
Total other income (expense), net	(249)	70	(319)
Income before income taxes	40,022	30,224	9,798
Income tax expense	13,219	9,841	3,378
Income from continuing operations	26,803	20,383	6,420
Loss from discontinued operations, net of income taxes	(201)	(1,588)	1,387
Net income	$26,602	$18,795	$7,807

	Year Ended December 31,
	2014	2013	Change	% Change
Net sales	$274,447	$218,803	$55,644	25.4%
Cost of sales	133,872	112,326	21,546	19.2%
Gross profit	140,575	106,477	34,098	32.0%
Operating expenses:
Selling and marketing	81,059	66,486	14,573	21.9%
General and administrative	22,131	18,705	3,426	18.3%
Research and development	7,231	5,562	1,669	30.0%
Total operating expenses	110,421	90,753	19,668	21.7%
Operating income	30,154	15,724	14,430	91.8%
Other income (expense):
Interest income	63	14	49
Interest expense	(25)	(36)	11
Other, net	32	337	(305)
Total other income (expense), net	70	315	(245)
Income before income taxes	30,224	16,039	14,185
Income tax expense (benefit)	9,841	(32,085)	41,926
Income from continuing operations	20,383	48,124	(27,741)
Loss from discontinued operations, net of income taxes	(1,588)	(170)	(1,418)
Net income	$18,795	$47,954	$(29,159)

Results of operations information by segment was as follows (in thousands):

	Year Ended December 31,
	2015	2014	Change	% Change
Net sales:
Direct	$225,595	$175,593	$50,002	28.5%
Retail	106,195	93,223	12,972	13.9%
Royalty income	3,974	5,631	(1,657)	(29.4)%
	$335,764	$274,447	$61,317	22.3%

Cost of sales:
Direct	$83,238	$64,362	$18,876	29.3%
Retail	79,292	69,510	9,782	14.1%
Royalty income	—	—	—
	$162,530	$133,872	$28,658	21.4%
Gross profit:
Direct	$142,357	$111,231	$31,126	28.0%
Retail	26,903	23,713	3,190	13.5%
Royalty income	3,974	5,631	(1,657)	(29.4)%
	$173,234	$140,575	$32,659	23.2%
Gross margin:
Direct	63.1%	63.3%	(20)	basis points
Retail	25.3%	25.4%	(10)	basis points

	Year Ended December 31,
	2014	2013	Change	% Change
Net sales:
Direct	$175,593	$136,663	$38,930	28.5%
Retail	93,223	76,775	16,448	21.4%
Royalty income	5,631	5,365	266	5.0%
	$274,447	$218,803	$55,644	25.4%

Cost of sales:
Direct	$64,362	$55,008	$9,354	17.0%
Retail	69,510	57,318	12,192	21.3%
Royalty income	—	—	—
	$133,872	$112,326	$21,546	19.2%
Gross profit:
Direct	$111,231	$81,655	$29,576	36.2%
Retail	23,713	19,457	4,256	21.9%
Royalty income	5,631	5,365	266	5.0%
	$140,575	$106,477	$34,098	32.0%
Gross margin:
Direct	63.3%	59.7%	360	basis points
Retail	25.4%	25.3%	10	basis points

The following tables compare the net sales of our major product lines within each business segment (in thousands):

	Year Ended December 31,
	2015	2014	Change	% Change
Direct net sales:
Cardio products(1)	$210,578	$160,249	$50,329	31.4%
Strength products(2)	15,017	15,344	(327)	(2.1)%
	225,595	175,593	50,002	28.5%
Retail net sales:
Cardio products(1)	63,762	56,262	7,500	13.3%
Strength products(2)	42,433	36,961	5,472	14.8%
	106,195	93,223	12,972	13.9%

Royalty income	3,974	5,631	(1,657)	(29.4)%
	$335,764	$274,447	$61,317	22.3%

	Year Ended December 31,
	2014	2013	Change	% Change
Direct net sales:
Cardio products(1)	$160,249	$114,846	$45,403	39.5%
Strength products(2)	15,344	21,817	(6,473)	(29.7)%
	175,593	136,663	38,930	28.5%
Retail net sales:
Cardio products(1)	56,262	36,692	19,570	53.3%
Strength products(2)	36,961	40,083	(3,122)	(7.8)%
	93,223	76,775	16,448	21.4%

Royalty income	5,631	5,365	266	5.0%
	$274,447	$218,803	$55,644	25.4%

(1) Cardio products include: TreadClimber®, Max Trainer®, treadmills, exercise bikes and ellipticals.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights and accessories.

Net Sales and Cost of Sales

Direct

The 28.5% increases in year-over-year Direct net sales for both 2015 compared to 2014 and 2014 compared to 2013 were primarily related to a 31.4% and 39.5% increase, respectively, in Direct sales of our cardio products that were due primarily to growth of the Max Trainer®, partially offset by declines in the TreadClimber® and strength products. The business also benefited from higher U.S. consumer credit approval rates in both years.

The increases in Direct net sales of cardio products in 2015 compared to 2014, and in 2014 compared to 2013, were partially offset by a 2.1% and a 29.7% decline, respectively, in Direct net sales of strength products, primarily rod-based home gyms. The declines in sales of rod-based home gyms were attributable, in part, to the reduction of advertising for these products over time, as management determined that television advertising spending on this mature product category was generating suboptimal returns. We continue to market and sell rod-based home gyms through more cost efficient online media and through the Retail channel.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers were 48.1% in 2015 compared to 41.4% in 2014 and 36.1% in 2013.

The increases in Direct cost of sales in 2015 compared to 2014 , and in 2014 compared to 2013, were almost entirely related to the growth in Direct net sales. In addition, unusual items including an arbitration settlement of $2.5 million and write-off of nutrition inventory of $1.4 million contributed to the increase in the year-over-year cost of sales for 2015 compared to 2014.

The 20 basis point decrease in the gross margin of our Direct business for 2015 compared to 2014 was primarily driven by the arbitration settlement and reserves for nutrition product inventory discussed above, partially offset by improvements in product mix and improved supply chain efficiencies.

The 360 basis point increase in the gross margin of our Direct business for 2014 compared to 2013 was primarily driven by improvements in product mix coupled with lower product costs related to lower royalty expenses.

Retail

The 13.9% increase in Retail net sales in 2015 compared to 2014 was driven primarily by increased sales of our cardio products. The 13.3% increase in Retail cardio sales for 2015 compared to 2014 was primarily due to the strong acceptance of our new line of cardio products introduced in the third quarter of 2013, along with additional cardio products launched in the third quarter of 2014. Net sales of strength products in the Retail business increased 14.8% in 2015 compared to 2014, primarily driven by higher sales of SelectTech® dumbbells.

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

The increases in Retail cost of sales in 2015 compared to 2014, and in 2014 compared to 2013, were due to the increases in Retail net sales mentioned above.

The 10 basis point decrease in Retail gross margin in 2015 compared to 2014 was primarily due to unfavorable product and customer mix as increased treadmill sales drove product mix and currency exchange rates negatively impacted international sales.

The 10 basis point increase in Retail gross margin in 2014 compared to 2013 was primarily due to greater absorption of fixed supply chain costs due to higher sales volume, partially offset by higher allowances related to discontinued inventory and a less favorable product mix.

Selling and Marketing

Dollars in thousands	Year Ended December 31,		Change
	2015	2014	$	%
Selling and marketing	$101,618	$81,059	$20,559	25.4%
As % of net sales	30.3%	29.5%

Dollars in thousands	Year Ended December 31,		Change
	2014	2013	$	%
Selling and marketing	$81,059	$66,486	$14,573	21.9%
As % of net sales	29.5%	30.4%

The increases in selling and marketing in 2015 compared to 2014, and in 2014 compared to 2013, were primarily due to increases in media advertising of $12.1 million and $6.8 million, respectively, as well as increased variable sales expenses and program costs of $7.3 million and $4.8 million, respectively. In addition, production costs for creative media increased $1.6 million in 2014 compared to 2013.

The increase in sales and marketing as a percentage of net sales in 2015 compared to 2014 was primarily due to the increased investment in media advertising, as well as new marketing initiatives intended to broaden the reach of Direct products to the consumer. The decrease in sales and marketing as a percentage of net sales in 2014 compared to 2013 was primarily due to slower growth of media advertising compared to revenue.

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows:

Dollars in thousands	Year Ended December 31,		Change
	2015	2014	$	%
Media advertising	$54,756	$42,643	$12,113	28.4%

Dollars in thousands	Year Ended December 31,		Change
	2014	2013	$	%
Media advertising	$42,643	$35,819	$6,824	19.1%

We continued to increase investment in media during 2015 to grow sales of the Max Trainer® and launch the refreshed TreadClimber® line.

General and Administrative

Dollars in thousands	Year Ended December 31,		Change
	2015	2014	$	%
General and administrative	$21,441	$22,131	$(690)	(3.1)%
As % of net sales	6.4%	8.1%

Dollars in thousands	Year Ended December 31,		Change
	2014	2013	$	%
General and administrative	$22,131	$18,705	$3,426	18.3%
As % of net sales	8.1%	8.5%

The decrease in general and administrative in 2015 compared to 2014 was due to reduced spending on intellectual property registration and legal fees for patent enforcement of $0.7 million and state business tax refunds and credits of $0.6 million, offset by increased employee-related costs of $0.8 million, and transaction costs related to the Octane acquisition of $0.6 million.

The increase in general and administrative in 2014 compared to 2013 was primarily due to increased employee-related costs of $0.9 million, higher spending intellectual property registration and legal fees for patent enforcement of $0.8 million, product liability and other legal costs of $0.8 million, increased technology and facilities infrastructure costs of $0.6 million, and higher general insurance and business taxes expenses of $0.3 million.

The decreases in general and administrative as a percentage of net sales in 2015 compared to 2014 and in 2014 compared to 2013 were primarily due to higher net sales.

Research and Development

Dollars in thousands	Year Ended December 31,		Change
	2015	2014	$	%
Research and development	$9,904	$7,231	$2,673	37.0%
As % of net sales	2.9%	2.6%

Dollars in thousands	Year Ended December 31,		Change
	2014	2013	$	%
Research and development	$7,231	$5,562	$1,669	30.0%
As % of net sales	2.6%	2.5%

The increases in research and development in 2015 compared to 2014 and in 2014 compared to 2013 were primarily due to our investment in additional engineering and product development headcount as we continue to supplement our new product development resources required to innovate and broaden our product portfolio.

Interest Expense
Interest expense in 2015, 2014 and 2013 was less than $0.1 million each year, and was for financing costs associated with capital equipment lease payments.

Other, Net
Other, net primarily relates to the effect of exchange rate fluctuations between the U.S. and Canada. In addition, 2015 included losses on asset dispositions of $0.3 million, and 2014 and 2013 included gains of $0.1 million and $0.3 million, respectively, related to refunds of state sales taxes previously paid by us.

Income Tax Expense (Benefit)

Dollars in thousands	Year Ended December 31,		Change
	2015	2014	$	%
Income tax expense	$13,219	$9,841	$3,378	34.3%
Effective tax rate	33.0%	32.6%

Dollars in thousands	Year Ended December 31,		Change
	2014	2013	$	%
Income tax expense (benefit)	$9,841	$(32,085)	$41,926	n/m
Effective tax rate	32.6%	n/m

n/m - not meaningful.

Our income tax expense in 2015 was primarily attributable to the income generated domestically and in Canada, partially offset by a $2.4 million release of our domestic valuation allowance. Income tax expense for 2014 included a $1.2 million release of our domestic valuation allowance. Income tax benefit for 2013 was primarily related to a $38.9 million credit related to the reversal of our deferred tax asset valuation allowance. Generally, we did not recognize U.S. income tax expense associated with our income from continuing operations for 2013 due to the valuation allowance against the net deferred tax asset.

Each quarter, we assess the total weight of positive and negative evidence including cumulative income or loss for the past three years and forecasted taxable income and re-evaluate whether any adjustments or release of all or any portion of valuation allowance is appropriate. As a result of this evaluation, in 2014, we determined that a portion of the existing valuation allowance against state net operating loss deferred tax assets was no longer necessary. Accordingly, an income tax benefit of $1.2 million related to the reduction of our existing valuation allowance was recorded in the fourth quarter of 2014. Further, in 2015, after re-evaluating the potential realization of the remainder of our deferred income tax assets, we concluded that, as of December 31, 2015, the existing valuation allowance against the foreign tax credit deferred tax assets as well as substantially all remaining valuation allowance against the state net operating loss deferred tax assets were no longer necessary. Accordingly, an income tax benefit of $2.4 million was recorded in the fourth quarter of 2015 related to the reduction of our existing valuation allowance.
The amount of valuation allowance offsetting our deferred tax assets was $0.9 million as of December 31, 2015. Of the total remaining valuation allowance, $0.6 million primarily relates to domestic credit carryforwards as we currently do not anticipate generating income of appropriate character to utilize those credits. Should it be determined in the future that it is more likely than not that our domestic deferred income tax assets will be realized, an additional valuation allowance would be released during the period in which such an assessment is made. In addition, $0.3 million of the remaining valuation allowance relates to foreign net operating loss carryforwards. There have been no material changes to our foreign operations since December 31, 2014 and, accordingly, we maintain our existing valuation allowance on foreign deferred income tax assets in such jurisdictions at December 31, 2015.

Refer to Note 13, Income Taxes, to our Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we had $60.8 million of cash and investments, compared to $72.2 million as of December 31, 2014. The balance sheet as of December 31, 2015 included unaudited balances for Octane which was acquired on December 31, 2015. For additional information on the acquisition, see Note 2 of Notes to Consolidated Financial Statements.

Cash provided by operating activities was $41.1 million for 2015, compared to cash provided by operating activities of $34.4 million for 2014. We expect our cash, cash equivalents and available-for-sale securities at December 31, 2015, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from December 31, 2015.

The increase in cash flows from operating activities for 2015, compared to 2014, was primarily due to improved operating performance and the changes in our operating assets and liabilities as discussed below.

Trade receivables increased $18.9 million to $45.2 million as of December 31, 2015, compared to $26.3 million as of December 31, 2014, due to the acquisition of Octane and higher revenue within our Retail business.

Inventories increased $17.8 million to $42.7 million as of December 31, 2015, compared to $24.9 million as of December 31, 2014, due to the acquisition of Octane and higher revenue and the addition of new products.

Net deferred income tax decreased by $31.4 million to net income tax liabilities of $9.5 million as of December 31, 2015, compared to $21.9 million of net income tax assets as of December 31, 2014. $19.6 million of net deferred tax liability arose as a result of the acquisition of Octane. The remainder of the decrease is primarily due to the utilization of net operating loss deferred tax assets in 2015.

Trade payables increased $14.2 million to $61.7 million as of December 31, 2015, compared to $47.6 million as of December 31, 2014, primarily due to increased inventory purchases and media expense to support the growth in net sales coupled with the acquisition of Octane.

Accrued liabilities increased $3.2 million to $13.0 million as of December 31, 2015 compared to $9.9 million as of December 31, 2014, primarily due to the acquisition of Octane and increases in accrued payroll, commissions and incentive compensation.

Warranty obligations increased $6.3 million to $8.5 million as of December 31, 2015 compared to $2.2 million as of December 31, 2014, primarily due to the acquisition of Octane and increased year-over-year sales in both our business segments.

Cash used in investing activities of $122.8 million for 2015 was primarily related to $114.1 million used for the purchase of Octane and the net purchases of $3.0 million of marketable securities. Additionally, $5.7 million was used for capital expenditures during 2015, primarily for implementation of new software and hardware information system upgrades. We anticipate spending $7.0 million to $8.0 million in 2016 for software, equipment and product tooling.

Cash provided by financing activities of $68.9 million for 2015 was primarily related to the proceeds from our new term loan of $80.0 million for the Octane acquisition, partially offset by the share repurchase program spending of $11.6 million.

Financing Arrangements
On December 31, 2015 we entered into an amendment (the “Amendment”) to our existing Credit Agreement, dated December 5, 2014, with JPMorgan Chase Bank, N.A. (“Chase Bank”) that provided for an $80.0 million term loan (the “Term Loan”) to finance the acquisition of Octane. The Term Loan and our existing $20.0 million revolving line of credit with Chase Bank are secured by substantially all of the assets of Nautilus. The Term Loan matures on December 31, 2020. Under the terms of the Amendment, the maturity date of our existing revolving line of credit was extended to December 31, 2020.

The Credit Agreement, as amended, contains customary covenants, including minimum fixed charge coverage ratio and funded debt to EBITDA ratio, and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Credit Agreement also contains customary events of default. Upon an event of default, the lender may terminate its credit line commitment, accelerate all outstanding obligations and exercise its remedies under the continuing security agreement.

Borrowing availability under the Credit Agreement is subject to our compliance with certain financial and operating covenants at the time borrowings are requested. Letters of credit under the Credit Agreement are treated as a reduction of the available borrowing amount and are subject to covenant testing.

The interest rate applicable to the Term Loan, as well as each advance under the revolving line of credit, is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. As of December 31, 2015 our borrowing rate for both the Term Loan and line of credit advances was 1.68%.

As of December 31, 2015, we had outstanding borrowings of $80.0 million on our term loan and $0.5 million in letters of credit issued under the Credit Agreement with expiration dates through April 2016. As of December 31, 2015, we were in compliance with the financial covenants of the Credit Agreement and approximately $19.5 million was available for borrowing under the line of credit.

Stock Repurchase Program
On November 3, 2014, our Board of Directors approved a stock repurchase program that authorized us to repurchase outstanding shares of our common stock for an aggregate purchase price of up to $15.0 million from time to time over a period of 24 months. The repurchase program expires November 3, 2016. Share repurchases will be funded with existing cash balances and repurchased shares will be retired and returned to our pool of unissued authorized shares. During 2015, we repurchased 711,708 shares at an average price of $16.25 per share for an aggregate purchase price of $11.6 million. As of December 31, 2015, $3.4 million remains available for future repurchases.

Commitments and Contingencies
For a description of our commitments and contingencies, refer to Note 20, Commitments and Contingencies, to our Consolidated Financial Statements in Part II, Item 8 of this report.

Non-Cancellable Contractual Obligations
Our operating cash flows include the effect of certain non-cancellable, contractual obligations. A summary of such obligations as of December 31, 2015, including those related to our discontinued Commercial operations, is as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$85,010	$17,848	$34,355	$32,807	$—
Purchase obligations(1)	32,037	32,037	—	—	—
Operating lease obligations	30,272	5,327	8,331	7,883	8,731
Minimum royalty obligations	3,213	2,213	1,000	—	—
Total	$150,532	$57,425	$43,686	$40,690	$8,731

(1)
Our purchase obligations are comprised primarily of inventory purchase commitments. Because substantially all of our inventory is sourced from Asia, we have long lead times and therefore need to secure factory capacity from our vendors in advance.

Due to uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2015, we are unable to make reasonably reliable estimates of the timing of any cash settlements with the respective taxing authorities. Therefore, approximately $5.0 million of liabilities related to unrecognized tax benefits, including interest and penalties on uncertain tax positions, have been excluded from the contractual table above. For further information, refer to Note 13, Income Taxes, to our Consolidated Financial Statements in Part II, Item 8 of this report.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at December 31, 2015.

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

INFLATION

We do not believe that inflation had a material effect on our business, financial condition or results of operations in 2015, 2014 or 2013. Inflation pressures do exist in countries where our contract manufacturers are based, however we have largely mitigated these increases through cost improvement measures.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1, Significant Accounting Polices, to our Consolidated Financial Statements in Part II, Item 8 of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents and substantially all our marketable securities. As of December 31, 2015, we had cash equivalents of $0.7 million held in a combination of money market funds and corporate bonds, and marketable securities of $30.0 million, held in a combination of certificates of deposit and corporate bonds. Our cash equivalents mature within three months or less from the date of purchase. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. We have classified our marketable securities as available-for-sale and, therefore, we may choose to sell or hold them as changes in the market occur. Because of the short-term nature of the instruments in our portfolio, a decline in interest rates would reduce our interest income over time, and an increase in interest rates may negatively affect the market price or liquidity of certain securities within the portfolio, but a change in interest rates would not have a material impact on our results of operations, financial position or cash flows.

Our negotiated credit facilities generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of December 31, 2015, the outstanding balances on our credit facilities totaled $80.0 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Nautilus, Inc.
Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Nautilus, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nautilus, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 25, 2016

NAUTILUS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2015	2014
Assets
Cash and cash equivalents	$30,778	$45,206
Available-for-sale securities	29,998	26,984
Trade receivables, net of allowances of $918 and $108	45,155	26,260
Inventories	42,729	24,896
Prepaids and other current assets	6,888	6,987
Income taxes receivable	439	50
Deferred income tax assets	8,904	12,368
Total current assets	164,891	142,751
Property, plant and equipment, net	16,764	9,634
Goodwill	60,470	2,520
Other intangible assets, net	73,354	10,575
Long-term deferred income tax assets	—	9,546
Other assets	433	628
Total assets	$315,912	$175,654
Liabilities and Shareholders' Equity
Trade payables	$61,745	$47,574
Accrued liabilities	13,027	9,851
Warranty obligations, current portion	4,753	2,246
Note payable, current portion, net of unamortized debt issuance costs of $7	15,993	—
Total current liabilities	95,518	59,671
Warranty obligations, non-current	3,792	—
Income taxes payable, non-current	4,116	3,725
Deferred income tax liabilities, non-current	18,380	—
Other long-term liabilities	3,144	1,186
Note payable, non-current, net of unamortized debt issuance costs of $29	63,971	—
Total liabilities	188,921	64,582
Commitments and contingencies (Note 20)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 31,005 and 31,333 shares issued and outstanding	796	8,033
Retained earnings	127,522	103,347
Accumulated other comprehensive loss	(1,327)	(308)
Total shareholders' equity	126,991	111,072
Total liabilities and shareholders' equity	$315,912	$175,654

See accompanying Notes to Consolidated Financial Statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Net sales	$335,764	$274,447	$218,803
Cost of sales	162,530	133,872	112,326
Gross profit	173,234	140,575	106,477
Operating expenses:
Selling and marketing	101,618	81,059	66,486
General and administrative	21,441	22,131	18,705
Research and development	9,904	7,231	5,562
Total operating expenses	132,963	110,421	90,753
Operating income	40,271	30,154	15,724
Other income (expense):
Interest income	218	63	14
Interest expense	(22)	(25)	(36)
Other, net	(445)	32	337
Total other income (expense), net	(249)	70	315
Income from continuing operations before income taxes	40,022	30,224	16,039
Income tax expense (benefit)	13,219	9,841	(32,085)
Income from continuing operations	26,803	20,383	48,124
Discontinued operations:
Loss from discontinued operations before income taxes	(601)	(1,134)	(559)
Income tax expense (benefit) of discontinued operations	(400)	454	(389)
Loss from discontinued operations	(201)	(1,588)	(170)
Net income	$26,602	$18,795	$47,954

Basic income per share from continuing operations	$0.86	$0.65	$1.55
Basic loss per share from discontinued operations	(0.01)	(0.05)	(0.01)
Basic net income per share	$0.85	$0.60	$1.54

Diluted income per share from continuing operations	$0.85	$0.64	$1.53
Diluted loss per share from discontinued operations	(0.01)	(0.05)	(0.01)
Diluted net income per share	$0.84	$0.59	$1.52
Shares used in per share calculations:
Basic	31,288	31,253	31,072
Diluted	31,589	31,688	31,457

See accompanying Notes to Consolidated Financial Statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$26,602	$18,795	$47,954
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of income tax expense (benefit) of $1, $(11) and $0	2	(18)	—
Foreign currency translation adjustment, net of income tax expense of $17, $15 and $20	(1,021)	(534)	(381)
Other comprehensive loss	(1,019)	(552)	(381)
Comprehensive income	$25,583	$18,243	$47,573

See accompanying Notes to Consolidated Financial Statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balances at January 1, 2013	30,924	$6,103	$36,598	$625	$43,326
Net income	—	—	47,954	—	47,954
Foreign currency translation adjustment, net of income tax expense of $20	—	—	—	(381)	(381)
Stock-based compensation expense	—	454	—	—	454
Common stock issued under equity compensation plan	238	357	—	—	357
Tax deficiency related to stock-based awards	—	(145)	—	—	(145)
Balances at December 31, 2013	31,162	6,769	84,552	244	91,565
Net income	—	—	18,795	—	18,795
Unrealized loss on marketable securities, net of income tax benefit of $(11)	—	—	—	(18)	(18)
Foreign currency translation adjustment, net of income tax expense of $15	—	—	—	(534)	(534)
Stock-based compensation expense	—	1,066	—	—	1,066
Common stock issued under equity compensation plan	171	378	—	—	378
Tax deficiency related to stock-based awards	—	(180)	—	—	(180)
Balances at December 31, 2014	31,333	8,033	103,347	(308)	111,072
Net income	—	—	26,602	—	26,602
Unrealized gain on marketable securities, net of income tax expense of $1	—	—	—	2	2
Foreign currency translation adjustment, net of income tax expense of $17	—	—	—	(1,021)	(1,021)
Stock-based compensation expense	—	1,484	—	—	1,484
Common stock issued under equity compensation plan, net of shares withheld for tax payments	377	275	—	—	275
Common stock issued under employee stock purchase plan	7	116	—	—	116
Tax benefit related to stock-based awards	—	28	—	—	28
Repurchased shares	(712)	(9,140)	(2,427)	—	(11,567)
Balances at December 31, 2015	31,005	$796	$127,522	$(1,327)	$126,991

See accompanying Notes to Consolidated Financial Statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Income from continuing operations	$26,803	$20,383	$48,124
Loss from discontinued operations	(201)	(1,588)	(170)
Net income	26,602	18,795	47,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,412	4,024	3,344
Bad debt expense	786	104	588
Inventory lower-of-cost-or-market adjustments	1,583	457	557
Stock-based compensation expense	1,484	1,066	454
Loss on asset disposals	313	145	2
Deferred income taxes, net of valuation allowances	11,669	8,007	(32,814)
Excess tax (benefit) deficiency related to stock-based awards	(28)	180	145
Changes in operating assets and liabilities, net of effects of acquisition:
Trade receivables	(6,812)	(1,331)	(4,417)
Inventories	(7,147)	(9,560)	2,388
Prepaids and other current assets	1,365	(314)	(1,174)
Income taxes receivable	(389)	30	(91)
Trade payables	4,506	10,456	4,487
Accrued liabilities, including warranty obligations	3,776	2,313	(337)
Net cash provided by operating activities	41,120	34,372	21,086
Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	—	116
Proceeds from other asset sales	—	—	5
Acquisition of business, net of cash acquired	(114,062)	—	—
Purchases of property, plant and equipment and intangible assets	(5,734)	(3,181)	(3,590)
Purchases of available-for-sale-securities	(61,933)	(37,434)	—
Proceeds from maturities of available-for-sale securities	55,292	10,450	—
Proceeds from sales of available-for-sale securities	3,602	—	—
Net cash used in investing activities	(122,835)	(30,165)	(3,469)
Cash flows from financing activities:
Proceeds from long-term debt	80,000	—	—
Proceeds from employee stock purchases	116	—	—
Proceeds from exercise of stock options	1,050	378	357
Tax payments related to stock award issuances	(775)	—	—
Excess tax benefit (deficiency) related to stock-based awards	28	(180)	(145)
Payments for stock repurchases	(11,567)	—	—
Net cash provided by financing activities	68,852	198	212
Effect of exchange rate changes on cash and cash equivalents	(1,565)	(178)	(57)
Increase (decrease) in cash and cash equivalents	(14,428)	4,227	17,772
Cash and cash equivalents:
Beginning of year	45,206	40,979	23,207
End of year	$30,778	$45,206	$40,979
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$(1,308)	$(923)	$(450)
Cash paid for interest	$(22)	$(25)	$(36)
Supplemental disclosure of non-cash investing activities:
Acquisition consideration owed but not yet paid	$2,813	$—	$—
Capital expenditures incurred but not yet paid	$1,000	$86	$—
Supplemental disclosure of non-cash financing activities:
Loan fees incurred but not yet paid	$36	$—	$—
See accompanying Notes to Consolidated Financial Statements.

NAUTILUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
Nautilus, Inc. and subsidiaries (collectively, "Nautilus" or the "Company") was founded in 1986 and incorporated in the State of Washington in 1993. Our headquarters are located in Vancouver, Washington.

We are committed to providing innovative, quality solutions to help people achieve their fitness goals through a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products and related accessories for consumer use, primarily in the United States and Canada, but also in international markets outside North America. Our products are sold under some of the most-recognized brand names in the fitness industry: Nautilus®, Bowflex®, Octane Fitness®, Schwinn® and Universal®.

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

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in the financial statements. Our most significant estimates relate to the following:

•	Revenue recognition, net of returns and allowances;

•	Sales discounts and allowances;

•	Allowance for uncollectible trade receivables;

•	Valuation of excess and obsolete inventory;

•	Goodwill and other long-term assets valuation;

•	Product warranty obligations;

•	Litigation and loss contingencies;

•	Deferred tax assets and the related valuation allowance;

•	Unrecognized tax benefits; and

•	Valuation of assets and liabilities related to acquisition.

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

We derive a significant portion of our net sales from a small number of our Retail customers. A loss of business from one or more of these large customers, if not replaced with new business, would negatively affect our operating results and cash flows. In each of 2015, 2014 and 2013, one customer accounted for more than 10%, but less than 15%, of our net sales.

Cash and Cash Equivalents
All highly liquid investments with maturities of three months or less at purchase are considered to be cash equivalents. As of December 31, 2015, cash equivalents consisted of money market funds and corporate bonds and totaled $0.7 million. Our cash equivalents as of December 31, 2014 consisted of money market funds, certificates of deposit, commercial paper, and variable-rate demand notes and totaled $24.1 million.

Available-For-Sale Securities
We classify our marketable securities as available-for-sale and, accordingly, record them at fair value. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Unrealized holding gains and losses, which are immaterial, are excluded from earnings and are reported net of tax in other comprehensive income until realized. Dividend and interest income is recognized when earned. Realized gains and losses, which were not material in 2015 or 2014, are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

We periodically evaluate whether declines in fair values of our investments below their cost are "other-than-temporary." This evaluation consists of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our ability and intent to hold the investment until a forecasted recovery occurs.

For additional information, refer to Note 4, Fair Value Measurements.

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

Inventories acquired from Octane as of December 31, 2015 have been recorded at provisional fair values. For additional information, see Note 2, Business Acquisition.

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

Property, plant and equipment acquired from Octane as of December 31, 2015 have been recorded at provisional fair values. For additional information, see Note 2, Business Acquisition.

Goodwill
Goodwill consists of the excess of acquisition costs over the fair values of net assets acquired in business combinations. We review goodwill for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount may be impaired. For this purpose, goodwill is evaluated at the reporting unit level. Our goodwill asset related to our Canadian subsidiary is attributable to our Direct reporting unit, and our goodwill related to the Octane acquisition is attributable to our Retail reporting unit. We performed an assessment of goodwill in the fourth quarters of 2015, 2014 and 2013 and concluded that circumstances did not more likely than not indicate an impairment had occurred. For further information regarding goodwill, see Note 8, Goodwill.

Other Intangible Assets
Definite-lived intangible assets, primarily acquired trade names, customer relationships, patents and patent rights, are stated at cost, net of accumulated amortization. We recognize amortization expense for our definite-lived intangible assets on a straight-line basis over the estimated useful lives.

Indefinite-lived intangible assets consist of acquired trademarks, specifically trade names. Indefinite-lived intangible assets are stated at cost and are not amortized; instead, they are tested for impairment at least annually. We review our acquired trademarks for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the assets may be impaired. The fair value of trademarks is estimated using the relief from royalty method to estimate the value of the cost savings and a discounted cash flows method to estimate the value of future income. The sum of these two values for each trademark is the fair value of the trademark. If the carrying amount of trademarks exceeds the estimated fair value, we calculate impairment as the excess of carrying amount over the estimate of fair value. We tested our acquired trademarks for impairment in the fourth quarters of 2015, 2014 and 2013 and determined that no impairment was indicated. For further information regarding other intangible assets, see Note 9, Other Intangible Assets.

Other intangible assets acquired from Octane as of December 31, 2015 have been recorded at provisional fair values. For additional information, see Note 2, Business Acquisition.

Impairment of Long-Lived Assets
Long-lived assets, including property, plant and equipment and definite-lived intangible assets, are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. When such an event or condition occurs, we estimate the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to determine whether a potential impairment exists. If the carrying value exceeds estimated future undiscounted cash flows, we record impairment expense to reduce the carrying value of the asset to its estimated fair value. No impairment charges were recorded in 2015, 2014 or 2013.

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

	2015	2014	2013
Balance, January 1	$4,296	$4,106	$4,990
Charges to reserve	16,700	15,285	13,345
Reductions for sales discounts and returns	(15,569)	(15,095)	(14,229)
Business acquisition (Note 2)	250	—	—
Balance, December 31	$5,677	$4,296	$4,106

Taxes Collected from Customers and Remitted to Governmental Authorities
Taxes collected from customers and remitted to governmental authorities are recorded on a net basis and excluded from net sales.

Shipping and Handling Fees
Shipping and handling fees billed to customers are recorded net of discounts and included in both net sales and cost of sales.

Cost of Sales
Cost of sales primarily consists of: inventory costs; royalties paid to third parties; employment and occupancy costs of warehouse and distribution facilities, including depreciation of improvements and equipment; transportation expenses; product warranty expenses; distribution information systems expenses; and allocated expenses for shared administrative functions.

Product Warranty Obligations
Our products carry defined warranties for defects in materials or workmanship which, according to their terms, generally obligate us to pay the costs of supplying and shipping replacement parts to customers and, in certain instances, pay for labor and other costs to service products. Outstanding product warranty periods range from thirty days to, in limited circumstances, the lifetime of certain product components. We record a liability at the time of sale for the estimated costs of fulfilling future warranty claims. If necessary, we adjust the liability for specific warranty-related matters when they become known and are reasonably estimable. Estimated warranty expense is included in cost of sales, based on historical warranty claim experience and available product quality data. Warranty expense is affected by the performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to the customer, product failure rates, and higher or lower than expected repair costs. If warranty expense differs from previous estimates, or if circumstances change such that the assumptions inherent in previous estimates are no longer valid, the amount of product warranty obligations is adjusted accordingly.

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

Advertising and Promotion
We expense our advertising and promotion costs as incurred. Production costs of television advertising commercials are recorded as prepaid expenses until the initial broadcast, at which time such costs are expensed. Advertising and promotion costs are included in selling and marketing expenses and totaled $54.8 million, $42.6 million and $35.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Prepaid advertising and promotion costs were $1.5 million and $1.4 million as of December 31, 2015 and 2014, respectively.

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

For additional information on financial instruments recorded at fair value on a recurring basis as of December 31, 2015 and 2014, refer to Note 4, Fair Value Measurements.

Stock-Based Compensation
We recognize stock-based compensation expense on a straight-line basis over the applicable vesting period, based on the grant-date fair value of the award. To the extent a stock-based award is subject to performance conditions, the amount of expense recorded in a given period, if any, reflects our assessment of the probability of achieving the performance targets.

Fair value of stock options is estimated using the Black-Scholes-Merton option valuation model; fair value of performance share unit ("PSU") awards, restricted stock unit ("RSU") awards and restricted stock awards ("RSA") is based on the closing market price on the day preceding the grant.

We estimate future forfeitures, at the time of grant and in subsequent periods, based on historical turnover rates, previous forfeiture experience and changes in the business or key personnel that would suggest future forfeitures may differ from historical data. We recognize compensation expense for only those stock options and other stock-based awards that are expected to vest. We reevaluate estimated forfeitures monthly and, if applicable, recognize a cumulative effect adjustment in the period of the change if the revised estimate of the impact of forfeitures differs significantly from the previous estimate.

Income Per Share Amounts
Basic income per share amounts were computed using the weighted average number of common shares outstanding. Diluted income per share amounts were calculated using the number of basic weighted average shares outstanding increased by dilutive potential common shares related to stock-based awards, as determined by the treasury stock method.

New Accounting Pronouncements

ASU 2016-02
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." ASU 2016-02 replaces the existing guidance in Accounting Standards Codification ("ASC") 840, Leases. The new standards would require companies and other organizations to include lease obligations on their balance sheets, including a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use ("ROU") asset and a corresponding lease liability.  For finance leases the lessee would recognize interest expense and amortization of the ROU asset, and for operating leases the lessee would recognize a straight-line total lease expense. ASU 2016-02 is effective for public companies' annual periods, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating any potential impact that adoption of ASU 2016-02 may have on our financial position, results of operations and cash flows.

ASU 2015-17
In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the presentation of deferred income taxes, and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments apply to all entities that present a classified statement of financial position, and aligns the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards ("IFRS") IAS 1. ASU 2015-17 is effective for public companies' financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We do not expect the adoption of ASU 2015-17 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-11
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out (“LIFO”) method by prescribing inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

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

ASU 2014-08
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, and amends the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 also enhances the convergence of the FASB’s and the International Accounting Standard Board’s reporting requirements for discontinued operations. ASU 2014-08 was effective for annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Our adoption of ASU 2014-08 in January 2015 did not have a material effect on our financial position, results of operations or cash flows.

(2) BUSINESS ACQUISITION

On December 31, 2015, we acquired all of the outstanding capital stock of OF Holdings, Inc., sole parent of Octane Fitness, LLC ("Octane" or "Octane Fitness") for an aggregate base purchase price of $115.0 million, plus net adjustments for working capital and cash acquired on the closing date. We funded the acquisition through an $80.0 million term loan and cash on hand. Based in Brooklyn Park, Minnesota, Octane is a leader in zero-impact training with a line of fitness equipment focused on Retail specialty and commercial channels. The acquisition of Octane is expected to strengthen and diversify our brand portfolio, broaden our distribution and deepen our talent pool. Octane's business is anticipated to be highly complementary to our existing business from both product and channel perspectives and create numerous revenue synergies for us.

Since the acquisition occurred on December 31, no amount of net sales or net income related to the Octane business were included in our reported 2015 amounts. We expect to categorize Octane's results of operations in our Retail segment.

Total acquisition costs incurred through December 31, 2015 were $0.6 million and were expensed in general and administrative costs.

Purchase Price Allocation
Acquired assets and liabilities were recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair value of identifiable net assets resulted in the recognition of goodwill of $58.4 million, all of which was assigned to the Retail segment, and is attributed primarily to Octane's intellectual property base, benefits of access to different markets and customers, and employee workforce. The goodwill is not expected to be deductible for income tax purposes.

The goodwill was determined on the basis of the provisional fair values of the assets and liabilities identified as of the acquisition date. It may be adjusted, within a period of no more than 12 months from the acquisition date, if the provisional fair values change as a result of circumstances existing at the acquisition date. Such fair value adjustments may arise in respect to intangible assets, inventories, and property, plant and equipment, upon completion of the necessary valuations and physical verifications of such assets. The amount of deferred taxes may also be adjusted during the measurement period.

As of December 31, 2015, the fair values of the assets acquired and liabilities assumed for the acquisition of Octane are provisional because final appraisals and/or valuations have not yet been completed. The following table summarizes the preliminary fair values of the net assets acquired and liabilities assumed, net of any working capital and other adjustments, as of December 31, 2015 (in thousands):

Preliminary Valuation at December 31, 2015
Cash	$7,759
Accounts receivable	12,507
Inventories	12,168
Prepaid expenses	1,028
Deferred tax assets	1,287
Property, plant and equipment	3,240
Intangible assets	63,100
Total assets acquired	$101,089

Accounts payable	6,215
Accrued liabilities	1,614
Warranty obligations	5,550
Deferred tax liabilities, non-current	20,914
Other non-current liabilities	519
Total liabilities assumed	$34,812

Net identifiable assets acquired	$66,277
Goodwill	58,357
Net assets acquired	$124,634

The following table sets forth the components of identifiable intangible assets and their estimated fair values and useful lives as of December 31, 2015 (dollars in thousands):

	Estimated fair value	Estimated useful life (years)	Weighted-average amortization period (years)
Trade name - Octane Fitness	$23,000	Indefinite	N/A
Trade name - others	2,600	10 - 15	12.5
Patents	12,800	11 - 24	18
Customer relationships	24,700	10 - 15	13
	$63,100

Summary of Unaudited Pro Forma Information

The following table reflects the unaudited pro forma consolidated results of operations for the period presented, as though the acquisition of Octane had occurred on January 1, 2014 (in thousands):

	(unaudited)
	Year Ended December 31,
	2015	2014
Net sales	$400,078	$338,990
Net income	29,352	20,233
Net income per share:
Basic	$0.94	$0.65
Diluted	0.93	0.64

The unaudited pro forma financial information is presented for illustrative purposes only and is not indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The pro forma results do not include, for example, the effects of anticipated synergies from combining the two companies.

(3) DISCONTINUED OPERATIONS

Following is a summary of certain financial information regarding our discontinued operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Loss from discontinued operations before income taxes	$(601)	$(1,134)	$(559)
Income tax expense (benefit)	(400)	454	(389)
Total loss from discontinued operations	$(201)	$(1,588)	$(170)

The following table summarizes liabilities for exit costs related to discontinued operations, included in accrued liabilities and other long-term liabilities in our consolidated balance sheets (in thousands):

Facilities Leases
Balance as of January 1, 2013	$1,118
Payments	(287)
Balance as of December 31, 2013	831
Payments	(258)
Balance as of December 31, 2014	573
Payments	(273)
Balance as of December 31, 2015	$300

We expect the lease obligations to be paid out through 2016.

(4) FAIR VALUE MEASUREMENTS

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 - observable inputs such as quoted prices (unadjusted) in active liquid markets for identical securities as of the reporting date;

•
Level 2 - other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; or observable market prices in markets with insufficient volume and/or infrequent transactions; and

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets measured at fair value on a recurring basis as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$1	$—	$—	$1
Corporate bonds	—	733	—	733
Total Cash Equivalents	1	733	—	734

Available-for-Sale Securities
Certificates of deposit(1)	—	25,234	—	25,234
Corporate bonds	—	4,764	—	4,764
Total Available-for-Sale Securities	—	29,998	—	29,998

Total assets measured at fair value	$1	$30,731	$—	$30,732

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$2,591	$—	$—	$2,591
Certificates of deposit(1)	—	980	—	980
Commercial paper	—	12,497	—	12,497
Variable-rate demand notes	—	8,000	—	8,000
Total Cash Equivalents	2,591	21,477	—	24,068

Available-for-Sale Securities
Certificates of deposit(1)	—	14,202	—	14,202
Corporate bonds	—	12,782	—	12,782
Total Available-for-Sale Securities	—	26,984	—	26,984

Total assets measured at fair value	$2,591	$48,461	$—	$51,052

(1) All certificates of deposit are within current FDIC insurance limits.

We recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the year ended December 31, 2015. We did not have any changes to our valuation techniques during the year ended December 31, 2015.

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value. Level 1 investment valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 investment valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions. The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Unrealized holding gains and losses are excluded from earnings and are reported net of tax in other comprehensive income until realized. During the years ended December 31, 2015 and 2014, we did not record any other-than-temporary impairments on our financial assets required to be measured at fair value on a nonrecurring basis.

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property, plant and equipment, goodwill, other intangible assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. Other than our annual goodwill and indefinite-lived trade names impairment valuations effective as of October 1, 2015 and 2014, we did not perform any valuations on assets or liabilities that are valued at fair value on a nonrecurring basis.

The carrying value of our term loan approximates its fair value and falls under Level 2 of the fair value hierarchy, as the interest rate is variable and based on current market rates.

(5) TRADE RECEIVABLES

Trade receivables, net, consisted of the following (in thousands):

	December 31,
	2015	2014
Trade receivables	$46,073	$26,368
Allowance for doubtful accounts	(918)	(108)
	$45,155	$26,260

Changes in our allowance for doubtful trade receivables were as follows (in thousands):

	2015	2014	2013
Balance, January 1	$108	$53	$93
Charges to bad debt expense	786	104	588
Recoveries (write-offs), net	24	(49)	(628)
Balance, December 31	$918	$108	$53

(6) INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2015	2014
Finished goods	$39,115	$23,765
Parts and components	3,614	1,131
	$42,729	$24,896

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			December 31,
				2015	2014
Automobiles	5	to	6	$139	$23
Leasehold improvements	5	to	20	3,397	2,144
Computer equipment	3	to	7	23,991	25,397
Machinery and equipment	3	to	5	10,867	6,709
Furniture and fixtures	5			1,605	1,108
Work in progress (1)	N/A			1,655	421
Total cost				41,654	35,802
Accumulated depreciation				(24,890)	(26,168)
				$16,764	$9,634

(1) Work in progress includes computer hardware and software and production tooling construction in progress.
Depreciation expense was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Depreciation expense	$2,558	$1,983	$1,254

(8) GOODWILL

The rollforward of goodwill was as follows (in thousands):

	Direct	Retail	Total
Balance, January 1, 2013	$2,940	$—	$2,940
Currency exchange rate adjustment	(200)	—	(200)
Balance, December 31, 2013	2,740	—	2,740
Currency exchange rate adjustment	(220)	—	(220)
Balance, December 31, 2014	2,520	—	2,520
Currency exchange rate adjustment	(407)	—	(407)
Business acquisition (Note 2)	—	58,357	58,357
Balance, December 31, 2015	$2,113	$58,357	$60,470

(9) OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			December 31,
				2015	2014
Indefinite-lived trademarks	N/A			$32,052	$9,052
Definite-lived trademarks	10	to	15	2,600	—
Patents	8	to	24	31,487	18,154
Customer relationships	10	to	15	24,700	—
				90,839	27,206
Accumulated amortization - definite-lived intangible assets				(17,485)	(16,631)
				$73,354	$10,575

Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Amortization expense	$854	$2,040	$2,050

Future amortization of definite-lived intangible assets is as follows (in thousands):

2016	$3,553
2017	3,255
2018	3,162
2019	3,132
2020	3,106
Thereafter	25,094
$41,302

(10) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Payroll and related liabilities	$6,556	$5,058
Other	6,471	4,793
	$13,027	$9,851

(11) PRODUCT WARRANTIES

Changes in our product warranty obligations were as follows (in thousands):

	2015	2014	2013
Balance, January 1	$2,246	$1,638	$2,492
Accruals	2,302	2,264	1,097
Adjustments	—	—	(186)
Payments	(1,553)	(1,656)	(1,765)
Business acquisition (Note 2)	5,550	—	—
Balance, December 31	$8,545	$2,246	$1,638

(12) BORROWINGS

Term Loan and Line of Credit
On December 31, 2015 we entered into an amendment (the “Amendment”) to our existing Credit Agreement, dated December 5, 2014, with JPMorgan Chase Bank, N.A. (“Chase Bank”) that provided for an $80 million term loan to finance the acquisition described in Note 2, Business Acquisition, above (the “Term Loan”). The Term Loan and our existing $20 million revolving line of credit with Chase Bank are secured by substantially all of the assets of Nautilus. The Term Loan matures on December 31, 2020. The Amendment also extended the maturity date of our existing revolving line of credit to December 31, 2020.

The Credit Agreement, as amended, contains customary covenants, including minimum fixed charge coverage ratio and funded debt to EBITDA ratio, and limitations on capital expenditures, mergers and acquisitions, indebtedness, liens, dispositions, dividends and investments. The Credit Agreement also contains customary events of default. Upon an event of default, the lender may terminate its credit line commitment, accelerate all outstanding obligations and exercise its remedies under the continuing security agreement.

Borrowing availability under the Credit Agreement is subject to our compliance with certain financial and operating covenants at the time borrowings are requested. Letters of credit under the Credit Agreement are treated as a reduction of the available borrowing amount and are subject to covenant testing.

The interest rate applicable to the Term Loan and to each advance under the revolving line of credit is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. As of December 31, 2015, our borrowing rate for the Term Loan and line of credit advances was 1.68%.

As of December 31, 2015, we had outstanding borrowings of $80.0 million on our term loan and $0.5 million in letters of credit issued under the Credit Agreement with expiration dates through April 2016. As of December 31, 2015, we were in compliance with the financial covenants of the Credit Agreement and approximately $19.5 million was available for borrowing under the line of credit.

Maturities of our Term Loan over the next five years are as follows (in thousands):

2016	$16,000
2017	16,000
2018	16,000
2019	16,000
2020	16,000
$80,000

(13) INCOME TAXES

Income Tax Expense
Income from continuing operations before income taxes was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$39,242	$29,115	$15,386
Non-U.S.	780	1,109	653
	$40,022	$30,224	$16,039

Income tax expense (benefit) from continuing operations was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
U.S. federal	$858	$1,086	$541
U.S. state	171	100	56
Non-U.S.	355	222	(12)
Total current	1,384	1,408	585
Deferred:
U.S. federal	11,324	8,913	(29,552)
U.S. state	573	(558)	(3,370)
Non-U.S.	(62)	78	252
Total deferred	11,835	8,433	(32,670)
	$13,219	$9,841	$(32,085)

Following is a reconciliation of the U.S. statutory federal income tax rate with our effective income tax rate for continuing operations:

	Year Ended December 31,
	2015	2014	2013
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State tax, net of U.S. federal tax benefit	2.6	2.5	2.9
Non-U.S. income taxes	(0.1)	(0.3)	1.2
Nondeductible operating expenses	0.8	0.2	(0.4)
Research and development credit	(0.6)	(2.4)	(0.7)
Change in deferred tax measurement rate	—	0.1	0.2
Change in uncertain tax positions	1.1	1.5	2.2
Expiration of capital loss carryforward	—	—	26.9
Change in valuation allowance	(5.8)	(4.1)	(267.6)
Other	—	0.1	0.2
Effective income tax rate	33.0%	32.6%	(200.1)%

Deferred Income Taxes
Individually significant components of deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2015	2014
Deferred income tax assets:
Accrued liabilities	$6,392	$3,510
Allowance for doubtful accounts	467	33
Inventory valuation	818	377
Capitalized indirect inventory costs	671	295
Stock-based compensation expense	693	558
Deferred rent	869	—
Net operating loss carryforward	3,361	19,742
Basis difference on long-lived assets	1,810	3,289
Credit carryforward	3,736	4,565
Other	171	339
Gross deferred income tax assets	18,988	32,708
Valuation allowance	(888)	(6,156)
Deferred income tax assets, net of valuation allowance	18,100	26,552
Deferred income tax liabilities:
Prepaid advertising	(523)	(467)
Other prepaids	(579)	(696)
Basis difference on long-lived assets	(26,285)	(3,355)
Undistributed earnings of foreign subsidiaries	(188)	(179)
Other	(1)	(1)
Deferred income tax liabilities	(27,576)	(4,698)
Net deferred income tax assets (liabilities)	$(9,476)	$21,854

Our net deferred income tax assets (liabilities) were recorded on our consolidated balance sheets as follows (in thousands):

	December 31,
	2015	2014
Deferred income tax assets	$8,904	$12,368
Long-term deferred income tax assets	—	9,546
Long-term deferred income tax liabilities	(18,380)	—
Other long-term liabilities	—	(60)
Net deferred income tax assets (liabilities)	$(9,476)	$21,854

The table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2015 and 2014, that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Instead, equity will be increased by $1.4 million if and when such deferred tax assets are ultimately realized. We use FASB ASC 740 ordering for purposes of determining when excess tax benefits have been realized.

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

Each quarter, we assess the total weight of positive and negative evidence including cumulative income or loss for the past three years and forecasted taxable income and re-evaluate whether any adjustments or release of all or any portion of valuation allowance is appropriate. As a result of this evaluation, in 2014, we determined that a portion of the existing valuation allowance against the state net operating loss deferred tax assets was no longer necessary. Accordingly, an income tax benefit of $1.2 million was recorded in the fourth quarter of 2014 related to the reduction of our existing valuation allowance. Further, in the fourth quarter of 2015, after re-evaluating the potential realization of the remainder of our deferred income tax assets, we concluded that, as of December 31, 2015, the existing valuation allowance against the foreign tax credit deferred tax assets as well as the substantially all of the remaining valuation allowance against the state net operating loss deferred tax assets were no longer necessary. As such, an income tax benefit of $2.4 million was recorded in the fourth quarter of 2015 related to the reduction of our existing valuation allowance.

As of December 31, 2015, we have a valuation allowance against net deferred income tax assets of $0.9 million. Of the remaining valuation allowance, $0.6 million primarily relates to domestic tax credit carryforwards as we currently do not anticipate generating the income of appropriate character to utilize those credits. The remainder of $0.3 million relates to foreign net operating loss carryforwards. Should it be determined in the future that it is more likely than not that our domestic deferred income tax assets will be realized, an additional valuation allowance would be released during the period in which such an assessment is made. There have been no material changes to our foreign operations since December 31, 2014 and, accordingly, we maintain our existing valuation allowance on foreign deferred income tax assets in such jurisdictions at December 31, 2015.

Income Tax Carryforwards
As of December 31, 2015, we had the following income tax carryforwards (in millions):

	Amount	Expires in
Net operating loss carryforwards
U.S. State	$71.1	2016 - 2035
China	$0.3	2020
Italy	$0.8	2016 - 2017
Income tax credit carryforwards
U.S. Federal	$3.2	2018 - 2035
U.S. State	$0.5	2018 - 2022

As previously mentioned, the table of tax attributes shown above does not include deferred tax assets created by, and associated with, excess tax benefits arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting.

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

Unrecognized Tax Benefits
Following is a reconciliation of gross unrecognized tax benefits from uncertain tax positions, excluding the impact of penalties and interest (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance, January 1	$2,768	$1,964	$2,530
Additions for tax positions taken in prior years	1	72	166
Reductions for tax positions taken in prior years	(426)	—	(472)
Additions for tax positions related to the current year	43	821	54
Settlements	—	—	—
Lapses of statutes of limitations	—	(89)	(314)
Other	133	—	—
Balance, December 31	$2,519	$2,768	$1,964
Of the $2.5 million of gross unrecognized tax benefits from uncertain tax positions outstanding as of December 31, 2015, $2.4 million would affect our effective tax rate if recognized.
We recorded tax-related interest and penalties of $0.5 million, $0.4 million and $0.0 million in 2015, 2014 and 2013, respectively. We had a cumulative liability for interest and penalties related to uncertain tax positions as of December 31, 2015 and 2014 of $2.5 million and $2.0 million, respectively.
Our U.S. federal income tax returns for 2009 through 2015 are open to review by the U.S. Internal Revenue Service. Our state income tax returns for 2006 through 2015 are open to review, depending on the respective statute of limitation in each state. In addition, we file income tax returns in several non-U.S. jurisdictions with varying statutes of limitation.

As of December 31, 2015, we believe it is reasonably likely that, within the next 12 months, $0.6 million of the previously unrecognized tax benefits related to certain non-U.S. filing positions will be recognized as we anticipate the deregistration of certain entities.

(14) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of applicable taxes, reported on our consolidated balance sheets consists of unrealized holding gains and losses on available-for-sale securities and foreign currency translation adjustments. The following table sets forth the changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance, January 1, 2013	$—	$625	$625
Current period other comprehensive loss	—	(381)	(381)
Balance, December 31, 2013	—	244	244
Current period other comprehensive loss	(18)	(534)	(552)
Balance, December 31, 2014	(18)	(290)	(308)
Current period other comprehensive income (loss)	2	(1,021)	(1,019)
Balance, December 31, 2015	$(16)	$(1,311)	$(1,327)

(15) STOCK-BASED COMPENSATION

2015 Long-Term Incentive Plan
On April 28, 2015, our shareholders approved our 2015 Long-Term Incentive Plan (the “2015 Plan”), which replaced our 2005 Long-Term Incentive Plan that expired in 2015. The 2015 Plan is administered by the Compensation Committee of the Board of Directors and authorizes us to grant various types of stock-based awards including: stock options, stock appreciation rights, RSAs, RSUs and PSUs. Stock options granted under the 2015 Plan shall not have an exercise price less than the fair market value of our common stock on the date of the grant. The exercise price of a stock option or stock appreciation right may not be reduced without shareholder approval. Stock options generally vest over periods of three or four years of continuous service, commencing on the date of grant. Stock options granted under the 2015 Plan have a seven-year contractual term.

Upon adoption, there were approximately 4.8 million shares available for issuance under the 2015 Plan. The number of shares available for issuance upon adoption of the 2015 Plan included new shares approved plus any shares of common stock which were previously reserved for issuance under our preceding plan, and were not subject to grant as of April 28, 2015 or as to which the stock-based compensation award is forfeited on or after April 28, 2015. The number of shares available for issuance is reduced by (i) two shares for each share delivered in settlement of any stock appreciation rights, for each share of RSA, RSU or PSU award, and (ii) one share for each share delivered in settlement of a stock option award. In no event shall more than 1.0 million aggregate shares of common stock subject to stock options, stock appreciation rights, RSA, RSU or PSU awards be granted to any one participant in any one year under the 2015 Plan. At December 31, 2015, we had 4.5 million shares available for future grant under our 2015 Plan, and a total of 5.4 million shares of our common stock are reserved for future issuance pursuant to the 2015 Plan and our previous plan combined.

Stock Option Activity
Stock option activity was as follows (shares in thousands):

	Options Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2014	798	$4.41
Granted	18	16.21
Forfeited, canceled or expired	(12)	15.40
Exercised	(284)	3.70
Outstanding at December 31, 2015	520	$5.01

Certain information regarding options outstanding at December 31, 2015 was as follows:

	Options Outstanding	Options Exercisable	Options Vested and Expected to Vest
Number (in thousands)	520	373	520
Weighted-average exercise price	$5.01	$3.47	$5.01
Aggregate intrinsic value (in thousands)	$6,099	$4,940	$6,099
Weighted average remaining contractual term (in years)	3.9	3.4	3.9

RSU Activity
Compensation expense for RSUs is recognized over the estimated vesting period. Following is a summary of RSU activity (shares in thousands):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2014	87	$5.93
Granted	69	17.58
Vested	(46)	4.54
Outstanding at December 31, 2015	110	$13.73

PSU Activity
Compensation expense for PSUs is recognized over the estimated requisite service period based on the number of PSUs ultimately expected to vest.

In February and August 2012, we granted PSU awards to certain executive officers covering a total of 82,000 shares of our common stock. The PSUs vested based on achievement of certain operating income and return on asset goals established for a three-year performance period. The number of PSUs that vest can range from 60% of the PSUs if minimum thresholds are achieved to a maximum of 150%. These awards vested in full at the 150% maximum achievement, net of forfeitures, for a total of 95,250 shares.

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

In April and September 2015, we granted PSU awards to certain of our executive officers and management team covering a total of 56,820 shares of our common stock. The PSUs vest based on achievement of goals established for certain operating income and return on asset criteria for a three-year performance period. The number of shares vesting under the PSU awards following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%.

In December 2015, we granted PSU awards to a certain executive officer and management team personnel covering a total of 117,230 shares of our common stock. The PSUs vest based on achievement of certain operating income and operating margin goals for a three-year performance period. The number of shares vesting under the PSU awards following conclusion of the performance period will be determined based on the level at which the financial goals are achieved.

Following is a summary of PSU activity (shares in thousands):

	PSUs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2014	166	$5.97
Granted and additional goal shares awarded	206	14.87
Vested	(95)	2.85
Outstanding at December 31, 2015	277	$13.67

Stock-Based Compensation
We receive income tax deductions as a result of the exercise of certain stock options and vesting of RSUs and PSUs. Stock-based compensation expense, primarily included in general and administrative expense, was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock options	$327	$592	$337
RSUs	544	121	54
PSUs	575	353	63
ESPP	38	—	—
	$1,484	$1,066	$454

Certain other information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Weighted average grant-date per share fair value of stock options granted	$8.94	$5.36	$4.37
Total intrinsic value of stock options exercised	4,142	736	451
Fair value of RSUs vested	673	872	545
Fair value of PSUs vested	1,454	—	386

As of December 31, 2015, unrecognized compensation expense for outstanding, but unvested stock option awards was $0.4 million, which is expected to be recognized over a weighted average period of 1.2 years.

Employee Stock Purchase Plan
On April 28, 2015, our shareholders approved our Employee Stock Purchase Plan (the “ESPP”). The ESPP is administered by the Compensation Committee of the Board of Directors and provides a means by which eligible employees may be given an opportunity to purchase shares of our common stock at a discount using payroll deductions. The ESPP authorizes the issuance of up to 0.5 million shares of our common stock, subject to adjustment as provided in the ESPP for stock splits, stock dividends, recapitalizations and other similar events.

Pursuant to the ESPP, and subject to certain limitations specified therein, eligible employees may elect to purchase shares of our common stock in one or more of a series of offerings conducted pursuant to the procedures set forth in the ESPP at a purchase price equal to 90% of the lower of the fair market value of the common stock on the first trading day of the offering period or on the last day of the offering period. Offering periods commence on May 15 and November 15 of each year and are six-months in duration, with the exception of the first offering period in 2015, which was a four-month offering. Purchases under the ESPP may be made exclusively through payroll deductions.
Persons eligible to participate in the ESPP generally include employees who have been employed for at least 12 months prior to the applicable offering date and who, immediately upon purchasing shares under the ESPP, would own directly or indirectly, an aggregate of less than 5% of the total combined voting power or value of all outstanding shares of our common stock.

ESPP activity was as follows (shares in thousands):

	Shares Available for Issuance	Weighted- Average Purchase Price	Weighted-Average Discount per Share
Balance at December 31, 2014	—
Shares upon ESPP adoption	500
Employee shares purchased	(7)	$16.69	$1.85
Balance at December 31, 2015	493

Assumptions used in calculating the fair value of stock option grants and employee stock purchases were as follows:

	Year Ended December 31,
	2015		2014	2013
	ESPP	Options	Options	Options
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.1%	1.6%	1.7%	0.9%
Expected life (years)	N/A	4.28	4.75	4.75
Expected volatility	43%	71%	80%	89%

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

(16) STOCK REPURCHASE PROGRAM

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

As of December 31, 2015, $3.4 million remains available for future repurchases.

(17) INCOME PER SHARE

The weighted average numbers of shares outstanding used to compute income per share amounts were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Shares used for basic per share calculations	31,288	31,253	31,072
Dilutive effect of outstanding options, PSUs and RSUs	301	435	385
Shares used for diluted per share calculations	31,589	31,688	31,457

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted income per share, primarily because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future (in thousands):

	As of December 31,
	2015	2014	2013
Stock options	12	225	304
PSUs	—	—	12

(18) 401(k) SAVINGS PLAN

The Company sponsors a 401(k) savings plan that allows eligible employees to contribute a certain percentage of their salary. Employees are automatically enrolled within the first month of employment and have the ability to opt out. As a safe harbor plan sponsor, we are subject to non-discretionary matching contributions. Currently, we match 100% of the employee's first 1% of eligible pay contributed plus 50% of eligible pay contributed on the next 5%, for a maximum employer matching of 3.5%. Employees vest in the employer matching portions at 25% after the first year of employment, and 100% after two years of employment. Our matching contributions for the savings plan were as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
401(k) matching contributions	$746	$631	$544

(19) SEGMENT AND ENTERPRISE-WIDE INFORMATION

In accordance with FASB ASC 280, Segment Reporting, Nautilus determined that it has three operating segments as of December 31, 2015 - Direct, Retail and Octane. Based on the aggregation criteria of ASC 280-10, we determined that two of the operating segments (Retail and Octane) can be aggregated due to these segments having similar economic characteristics and meeting the aggregation criteria. As a result, we have two reportable segments - Direct and Retail. This financial reporting structure was effective as of December 31, 2015, the acquisition date of Octane. Since the acquisition occurred on December 31, no amount of net sales, contribution or expenses related to the Octane business were included in our reported Retail segment results for 2015. Retail segment assets, however, do include the identifiable assets acquired from Octane, as further discussed in Note 2, Business Acquisition.

We evaluate performance using several factors, of which the primary financial measures are net sales and reportable segment contribution. Contribution is the measure of profit or loss, defined as net sales less product costs and directly attributable expenses. Directly attributable expenses include selling and marketing expenses, general and administrative expenses, and research and development expenses that are directly related to segment operations. Segment assets are those directly assigned to an operating segment's operations, primarily accounts receivable, inventories, goodwill and other intangible assets. Unallocated assets primarily include cash and cash equivalents, available-for-sale securities, shared information technology infrastructure, distribution centers, corporate headquarters, prepaids and other current assets, deferred income tax assets and other assets. Capital expenditures directly attributable to the Direct and Retail segments were not significant in any period.

The accounting policies of the reportable segments are the same as the policies described in Note 1, Significant Accounting Policies.

Following is summary information by reportable segment (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net Sales:
Direct	$225,595	$175,593	$136,663
Retail	106,195	93,223	76,775
Unallocated royalty income	3,974	5,631	5,365
Consolidated net sales	$335,764	$274,447	$218,803
Contribution:
Direct	$39,940	$29,345	$14,126
Retail	12,850	13,279	11,431
Unallocated royalty income	3,974	5,631	5,365
Consolidated contribution	$56,764	$48,255	$30,922

Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$56,764	$48,255	$30,922
Amounts not directly related to segments:
Operating expenses	(16,493)	(18,101)	(15,198)
Other income, net	(249)	70	315
Income tax expense (benefit)	13,219	9,841	(32,085)
Income from continuing operations	$26,803	$20,383	$48,124

Depreciation and amortization expense:
Direct	$868	$1,913	$1,956
Retail	757	643	642
Unallocated corporate	1,787	1,468	746
Total depreciation and amortization expense	$3,412	$4,024	$3,344

	December 31,
Assets:	2015	2014
Direct	$35,356	$25,263
Retail	202,696	37,203
Unallocated corporate	77,860	113,188
Total assets	$315,912	$175,654

Net sales by geographic area were as follows:

	Year Ended December 31,
	2015	2014	2013
U.S.	$295,366	$231,230	$181,381
Canada	33,230	35,367	34,166
All other	7,168	7,850	3,256
	$335,764	$274,447	$218,803

There are no material long-lived assets held outside of the U.S.

In 2015, 2014 and 2013, Amazon.com accounted for 11.1%, 11.3% and 11.2%, respectively, of our net sales.

(20) COMMITMENTS AND CONTINGENCIES

Operating Leases
We lease property and equipment under non-cancellable operating leases which, in the aggregate, extend through 2025. Many of these leases contain renewal options and provide for rent escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Rent expense under all operating leases was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Rent expense	$5,033	$3,625	$3,473

As of December 31, 2015, future minimum lease payments under non-cancellable leases, reduced for sublease income, were as follows (in thousands):

2016	$5,327
2017	4,439
2018	3,892
2019	3,989
2020	3,894
Thereafter	8,731
$30,272

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of December 31, 2015, we had approximately $0.5 million in letters of credit with certain vendors with expiration dates through April 2016.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of December 31, 2015, we had approximately $32.0 million in non-cancellable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of December 31, 2015.

Legal Matters
In 2004, we were sued in the Southern District of New York by BioSig Instruments, Inc. for alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products. No significant activity in the litigation occurred until 2008. In 2012, the United States District Court granted summary judgment to us on grounds that BioSig’s patents were invalid as a matter of law. BioSig appealed the grant of summary judgment and, in April 2013, the United States Court of Appeals for the Federal Circuit reversed the District Court’s decision on summary judgment and remanded the case to the District Court for further proceedings. On January 10, 2014, the U. S. Supreme Court granted our petition for a writ of certiorari to address the legal standard applied by the Federal Circuit in determining whether the patents may be valid under applicable law. The case was argued before the Supreme Court on April 28, 2014. By decision dated June 2, 2014, the Supreme Court unanimously reversed the Federal Circuit, holding that its standard of when a patent may be “indefinite” was incorrect and remanding to the Federal Circuit for reconsideration under the correct standard. The remand hearing in the Federal Circuit was held on October 29, 2014. By decision dated April 27, 2015, the same panel of the Federal Circuit affirmed its earlier reversal of the District Court’s decision on summary judgment. On May 27, 2015, we filed a petition for a rehearing en banc in the Federal Circuit, which was denied on August 4, 2015 and a Petition for Review by the U. S. Supreme Court which was also denied. The case will be returned to the District Court for further proceedings. We do not believe that our use of heart rate monitors utilized or purchased from third parties, and otherwise, infringes the BioSig patents.

In August 2014, we initiated an arbitration proceeding to resolve a dispute with the licensor under a 1999 license agreement pursuant to which we had licensed certain rights relating to our TreadClimber® products. We asserted that our obligation to pay royalties under the license agreement ceased in the fourth quarter of 2013 and sought a declaratory ruling in the arbitration that there is no continuing royalty obligation and that we had performed all of our obligations under the license agreement. The licensor disputed this and asserted various intellectual property and contract claims. The matter proceeded to mediation by agreement of the parties and was settled in December 2015. Under the settlement agreement, we agreed to pay certain cash amounts and sales-based royalties over a period of multiple years. In connection with this settlement, in the fourth quarter of 2015, we recorded a charge of $2.5 million as a component of cost of sales. Future royalty payments under the settlement agreement are not expected to have a material impact on our financial position, results of operations or cash flows.

In addition to the matters described above, from time to time, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

Litigation and jury verdicts are, to some degree, inherently unpredictable, and although we have determined that a loss is not probable in connection with any current legal proceeding, it is reasonably possible that a loss may be incurred in connection with proceedings to which we are a party. Assessment of whether incurrence of a loss is probable, or a reasonable possibility, in connection with a particular proceeding, and estimation of the loss, or a range of loss, involves complex judgments and numerous uncertainties. Management is unable to estimate a range of reasonably possible losses related to litigation in its early stages, especially when the damages sought are indeterminate, or the legal and factual basis for the relevant claims have not been developed with specificity. As such, zero liability is recorded as of December 31, 2015.

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

(21) SUPPLEMENTARY INFORMATION - QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table summarizes our unaudited quarterly financial data for 2015 and 2014 (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
2015
Net sales	$96,239	$59,695	$70,690	$109,140	$335,764
Gross profit	53,889	30,656	36,209	52,480	173,234
Operating income	17,605	3,932	6,389	12,345	40,271
Income from continuing operations	10,859	2,219	3,873	9,852	26,803
Income (loss) from discontinued operations	(127)	205	(145)	(134)	(201)
Net income(1),(2)	10,732	2,424	3,728	9,718	26,602
Net income per share:
Basic	$0.34	$0.08	$0.12	$0.31	$0.85
Diluted	0.34	0.08	0.12	0.31	0.84

2014
Net sales	$71,903	$48,546	$59,067	$94,931	$274,447
Gross profit	38,481	24,780	28,795	48,519	140,575
Operating income	9,001	2,379	4,281	14,493	30,154
Income from continuing operations	5,748	1,498	2,664	10,473	20,383
Loss from discontinued operations	(374)	(941)	(177)	(96)	(1,588)
Net income(1)	5,374	557	2,487	10,377	18,795
Net income per share:
Basic	$0.17	$0.02	$0.08	$0.33	$0.60
Diluted	0.17	0.02	0.08	0.33	0.59

(1) Net income for the quarters ended December 31, 2015 and 2014 included a $2.4 million and $1.2 million credit, respectively, related to the reversal of a portion of our deferred tax asset valuation allowance.

(2) Net income for the quarter ended December 31, 2015 also included $4.5 million of unusual items including the following: settlement expense related to a licensing arbitration; write-off of nutrition inventory; unrecorded current period royalty revenue and reversal of prior period royalty revenue related to a dispute with the licensee; an accounts receivable reserve related to potentially uncollectible balances from a large sporting goods retailer; and transaction expenses related to the acquisition of Octane.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As of December 31, 2015, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2015 that our disclosure controls and procedures were effective.

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

Management's Assessment
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

We acquired Octane on December 31, 2015. As such, and as permitted by the Securities and Exchange Commission, we have excluded Octane from the scope of our assessment for the quarter and year then ended. The total assets and total revenues of Octane represented 50.5% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015. See Note 2 of Notes to Consolidated Financial Statements for additional information on the acquisition.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015, which is included herein.

Changes In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Nautilus, Inc.
Vancouver, Washington

We have audited the internal control over financial reporting of Nautilus, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Octane Fitness, which was acquired on December 31, 2015 and whose financial statements constitute 50.5% and 0% of total assets and of revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Octane Fitness. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 25, 2016

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the captions Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officers, Information Concerning the Board of Directors and Code of Ethics in our Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC by April 29, 2016 (the "2016 Proxy Statement"). If the 2016 Proxy Statement is not filed with the SEC by April 29, 2016, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 29, 2016.

Item 11. Executive Compensation

The information required by this item will be set forth under the captions Executive Compensation and Director Compensation in our 2016 Proxy Statement. If the 2016 Proxy Statement is not filed with the SEC by April 29, 2016, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 29, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table provides information about our equity compensation plan as of December 31, 2015 (shares in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1),(2),(3) (a)	Weighted average exercise price of outstanding options, warrants and rights(4) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	797	$5.01	4,516
Equity compensation plans not approved by security holders	—	—	—
Total	797	$5.01	4,516

(1) Includes 160 PSU awards granted to certain executive officers and management team. The awards vest based on service requirements along with achievement of certain financial goals established for a three-year performance period, and can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%. The 160 PSU shares are calculated at 100% of the target award.
(2) Includes 117 PSU awards granted to a certain executive officer and other management personnel pursuant to the acquisition of Octane (see Note 2 of Notes to Consolidated Financial Statements). The awards vest based on service requirements along with achievement of certain financial goals established for a three-year performance period. The 117 PSU shares are calculated at 100% of the target award.
(3) Excludes 110 RSU awards outstanding at December 31, 2015.
(4) Weighted average exercise price shown in column (b) does not take into account the PSU awards included in column (a) of the table.

For further information regarding our equity compensation plan, refer to Note 15, Stock-Based Compensation, to our consolidated financial statements in Part II, Item 8 of this report.

Beneficial Ownership
The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in our 2016 Proxy Statement. If the 2016 Proxy Statement is not filed with the SEC by April 29, 2016, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 29, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Information Concerning the Board of Directors in our 2016 Proxy Statement. If the 2016 Proxy Statement is not filed with the SEC by April 29, 2016, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 29, 2016.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Ratification of Appointment of Independent Registered Public Accounting Firm for 2016 in our 2016 Proxy Statement. If the 2016 Proxy Statement is not filed with the SEC by April 29, 2016, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 29, 2016.

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

2.1
Stock Purchase Agreement dated December 31, 2015 by and among Nautilus, Inc. and OF Holdings, Inc., the Holders of Stock in OF Holdings, Inc., and NCP-OFI Representative, LLC - Incorporated by reference to Exhibit 2.1 of our Form 8-K dated December 31, 2015, as filed with the Commission on January 4, 2016.

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

Exhibit No.	Description
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

10.30	Consent and Amendment to Loan Documents dated December 31, 2015 between Nautilus, Inc. and JPMorgan Chase Bank, N.A.

10.31	Term Note dated December 31, 2015 between Nautilus, Inc. and JPMorgan Chase Bank, N.A.

10.32*	Nautilus, Inc. 2015 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated April 28, 2015 as filed with the Commission on May 4, 2015.

10.33	Nautilus, Inc. Employee Stock Purchase Plan - Incorporated by reference to Exhibit 10.2 of our Form 8-K dated April 28, 2015 as filed with the Commission on May 4, 2015.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from Nautilus, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Indicates management contract, compensatory agreement or arrangement, in which our directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUTILUS, INC.
(Registrant)

February 25, 2016	By:	/s/ Bruce M. Cazenave
Date		Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.
(Registrant)

February 25, 2016	By:	/s/ Sidharth Nayar
Date		Sidharth Nayar
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Bruce M. Cazenave, Sidharth Nayar and Wayne M. Bolio, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2016.

(Remainder of page is blank.)

Signature	Title
/s/ Bruce M. Cazenave	Chief Executive Officer (Principal Executive Officer)
Bruce M. Cazenave

/s/ Sidharth Nayar	Chief Financial Officer (Principal Financial and Accounting Officer)
Sidharth Nayar

*	Chairman
M. Carl Johnson, III

*	Director
Ronald P. Badie

*	Director
Richard A. Horn

*	Director
Anne G. Saunders

*	Director
Marvin G. Siegert

*By:	/s/ Wayne M. Bolio	February 25, 2016
Wayne M. Bolio
Attorney-In-Fact