Form 10-Q
period 2016-03-31
NAUTILUS, INC.
filed 2016-05-09
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

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
The number of shares outstanding of the registrant's common stock as of April 30, 2016 was 31,032,496 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$44,027	$30,778
Available-for-sale securities	28,788	29,998
Trade receivables, net of allowances of $1,015 and $918	24,386	45,155
Inventories	36,817	42,729
Prepaids and other current assets	7,917	6,888
Income taxes receivable	3,845	439
Deferred income tax assets	—	8,904
Total current assets	145,780	164,891
Property, plant and equipment, net	16,796	16,764
Goodwill	60,323	60,470
Other intangible assets, net	72,394	73,354
Long-term deferred income tax assets	99	—
Other assets	386	433
Total assets	$295,778	$315,912
Liabilities and Shareholders' Equity
Trade payables	$38,456	$61,745
Accrued liabilities	10,582	13,027
Warranty obligations	4,397	4,753
Note payable, current portion, net of unamortized debt issuance costs of $7 and $7	15,993	15,993
Total current liabilities	69,428	95,518
Warranty obligations, non-current	4,315	3,792
Income taxes payable, non-current	5,053	4,116
Deferred income tax liabilities, non-current	13,251	18,380
Other long-term liabilities	3,569	3,144
Note payable, non-current, net of unamortized debt issuance costs of $26 and $29	59,974	63,971
Total liabilities	155,590	188,921
Commitments and contingencies (Note 15)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 31,032 and 31,005 shares issued and outstanding	2,661	796
Retained earnings	138,966	127,522
Accumulated other comprehensive loss	(1,439)	(1,327)
Total shareholders' equity	140,188	126,991
Total liabilities and shareholders' equity	$295,778	$315,912

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Net sales	$120,928	$96,239
Cost of sales	54,584	42,350
Gross profit	66,344	53,889
Operating expenses:
Selling and marketing	35,179	28,399
General and administrative	8,231	5,578
Research and development	3,634	2,307
Total operating expenses	47,044	36,284
Operating income	19,300	17,605
Other income (expense):
Interest income	54	44
Interest expense	(466)	(5)
Other, net	(124)	(116)
Total other expense, net	(536)	(77)
Income from continuing operations before income taxes	18,764	17,528
Income tax expense	7,178	6,669
Income from continuing operations	11,586	10,859
Discontinued operations:
Loss from discontinued operations before income taxes	(124)	(153)
Income tax expense (benefit) from discontinued operations	18	(26)
Loss from discontinued operations	(142)	(127)
Net income	$11,444	$10,732

Basic income per share from continuing operations	$0.37	$0.35
Basic loss per share from discontinued operations	—	—
Basic net income per share(1)	$0.37	$0.34

Diluted income per share from continuing operations	$0.37	$0.34
Diluted loss per share from discontinued operations	—	—
Diluted net income per share	$0.37	$0.34
Shares used in per share calculations:
Basic	31,016	31,396
Diluted	31,295	31,767

(1)May not add due to rounding.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$11,444	$10,732
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of income tax expense of $12 and $0	18	(1)
Loss on derivative securities, effective portion, net of income tax benefit of $413 and $0	(682)	—
Foreign currency translation, net of income tax (benefit) expense of $(7) and $5	552	(484)
Other comprehensive loss	(112)	(485)
Comprehensive income	$11,332	$10,247

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Income from continuing operations	$11,586	$10,859
Loss from discontinued operations	(142)	(127)
Net income	11,444	10,732
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,935	910
Provision for (benefit from) allowance for doubtful accounts	97	(108)
Inventory lower-of-cost-or-market adjustments	—	18
Stock-based compensation expense	701	301
(Gain) loss on asset dispositions	10	(2)
Deferred income taxes, net of valuation allowance	5,342	6,102
Excess tax (benefit) deficiency related to stock-based awards	(1,514)	2
Changes in operating assets and liabilities:
Trade receivables	20,540	9,719
Inventories	7,366	4,930
Prepaids and other current assets	(1,028)	1,763
Income taxes receivable	(3,406)	27
Trade payables	(20,949)	(20,612)
Accrued liabilities, including warranty obligations	(1,854)	(298)
Net cash provided by operating activities	18,684	13,484
Cash flows from investing activities:
Purchases of available-for-sale securities	(9,112)	(30,440)
Proceeds from maturities of available-for-sale securities	10,323	3,680
Proceeds from sales of available-for-sale securities	—	2,354
Acquisition of business, net of cash acquired	(3,469)	—
Purchases of property, plant and equipment	(787)	(590)
Net cash used in investing activities	(3,045)	(24,996)
Cash flows from financing activities:
Payments on long-term debt	(4,000)	—
Payments for stock repurchases	—	(1,996)
Proceeds from exercise of stock options	35	407
Tax payments related to stock award issuances	(221)	(652)
Excess tax benefit (deficiency) related to stock-based awards	1,514	(2)
Net cash used in financing activities	(2,672)	(2,243)
Effect of exchange rate changes on cash and cash equivalents	282	(758)
Increase (decrease) in cash and cash equivalents	13,249	(14,513)
Cash and cash equivalents:
Beginning of period	30,778	45,206
End of period	$44,027	$30,693
Supplemental disclosure of cash flow information:
Cash paid for interest	$(466)	$(6)
Cash paid for income taxes, net	(4,705)	(332)
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$281	$64
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

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Further information regarding significant estimates can be found in our 2015 Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2016 and December 31, 2015, and our results of operations, comprehensive income and cash flows for the three months ended March 31, 2016 and 2015. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

New Accounting Pronouncements

ASU 2016-10
In April 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing." ASU 2016-10 clarifies aspects of Topic 606 related to identifying performance obligations and the licensing implementation guidance, while retaining the related core principles for those areas. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements in Topic 606 (ASU 2014-09). While we do not expect the adoption of ASU 2016-10 to have a material effect on our business, we are still evaluating any potential impact that adoption of ASU 2016-10 may have on our financial position, results of operations or cash flows.

ASU 2016-09
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted subject to certain requirements, and the method of application (i.e., retrospective, modified retrospective or prospective) depends on the transaction area that is being amended. We do not expect the adoption of ASU 2016-09 to have a material effect on our financial position, results of operations or cash flows.

ASU 2016-02
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 replaces the existing guidance in Accounting Standards Codification ("ASC") 840, Leases. The new standards would require companies and other organizations to include lease obligations on their balance sheets, including a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use ("ROU") asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset, and for operating leases the lessee would recognize a straight-line total lease expense. ASU 2016-02 is effective for public companies' annual periods, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating any potential impact that adoption of ASU 2016-02 may have on our financial position, results of operations or cash flows.

ASU 2015-17
In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the presentation of deferred income taxes, and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments apply to all entities that present a classified statement of financial position, and aligns the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards ("IFRS") IAS 1. ASU 2015-17 is effective for public companies' financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Our early adoption of ASU 2015-17 in January 2016 did not have a material effect on our financial position, results of operations or cash flows. We are applying ASU 2015-17 on a prospective basis to all deferred tax liabilities and assets, and prior periods have not been retrospectively adjusted.

ASU 2015-16
In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 simplifies the presentation of provisional amounts reported for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The amendments in ASU 2015-16 require an entity to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for public companies' financial statements issued for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015 on a prospective basis. Our adoption of ASU 2015-16 as of January 2016 did not have a material effect on our financial position, results of operations or cash flows.

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

ASU 2015-05
In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40).” ASU 2015-05 provides guidance regarding the accounting for a customer's fees paid in a cloud computing arrangement, specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 was effective for public companies' annual periods, including interim periods, beginning after December 15, 2015. Our adoption of ASU 2015-05 in January 2016 did not have a material effect on our financial position, results of operations or cash flows.

ASU 2015-03
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30).” ASU 2015-03 simplifies the presentation of debt issuance costs. ASU 2015-03 is effective, as amended, for public company financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not been previously issued. Our adoption of ASU 2015-03 as of December 31, 2015 did not have a material effect on our financial position, results of operations or cash flows.

ASU 2014-12
In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718)." ASU No. 2014-12 addresses accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 indicates that, in such situations, the performance target should be treated as a performance condition and, accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award. Instead, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December

15, 2015. Our adoption of ASU 2014-12 in January 2016 did not have a material effect on our financial position, results of operations or cash flows.

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

(2) BUSINESS ACQUISITION

On December 31, 2015, we acquired all of the outstanding capital stock of OF Holdings, Inc., sole parent of Octane Fitness, LLC ("Octane") for an aggregate base purchase price of $115.0 million, plus net adjustments for working capital and cash acquired on the closing date. We funded the acquisition through an $80.0 million term loan and cash on hand.

For the three months ended March 31, 2016, Octane contributed net sales of $12.5 million and net loss of $0.8 million. The current period loss included amortization of acquired assets of $0.8 million and purchase accounting related inventory step-up expense of $0.7 million. Working capital and other measurement period adjustments as of March 31, 2016 totaled $0.7 million and are detailed in the preliminary valuation table shown below.

Total acquisition costs incurred for the three months ended March 31, 2016 were $0.2 million, and cumulative to date costs total $0.8 million. These charges were expensed as incurred in general and administrative costs.

Purchase Price Allocation
Acquired assets and liabilities were recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair value of identifiable net assets resulted in the recognition of goodwill of $58.1 million, all of which was assigned to the Retail segment, and is attributed primarily to Octane's intellectual property base, benefits of access to different markets and customers, and employee workforce. The goodwill is not expected to be deductible for income tax purposes.

The following table summarizes the preliminary fair values of the net assets acquired and liabilities assumed and measurement period adjustments since December 31, 2015, the acquisition date (in thousands):

	Preliminary valuation at December 31, 2015	Measurement period adjustments	Adjusted preliminary valuation at March 31, 2016
Cash	$7,759	$—	$7,759
Accounts receivable	12,507	—	12,507
Inventories	12,168	1,515	13,683
Prepaid expenses	1,028	—	1,028
Deferred tax assets	1,287	(571)	716
Property, plant and equipment	3,240	—	3,240
Intangible assets	63,100	—	63,100
Total assets acquired	101,089	944	102,033

Accounts payable	6,215	—	6,215
Accrued liabilities	1,614	—	1,614
Warranty obligations	5,550	—	5,550
Deferred tax liabilities, non-current	20,914	—	20,914
Other non-current liabilities	519	—	519
Total liabilities assumed	34,812	—	34,812

Net identifiable assets acquired	66,277	944	67,221
Goodwill	58,357	(282)	58,075
Net assets acquired	$124,634	$662	$125,296

The allocation of the purchase price is preliminary and is based upon valuation information available and estimates and assumptions made as of March 31, 2016. We are still in the process of verifying data and finalizing information including valuation and recording of the assets acquired and liabilities assumed, and the resulting amount of recognized goodwill.

The following table sets forth the components of identifiable intangible assets and their estimated fair values and useful lives as of December 31, 2015, the acquisition date (dollars in thousands):

	Estimated fair value	Estimated useful life (years)	Weighted-average amortization period (years)
Trade name - Octane Fitness	$23,000	Indefinite	N/A
Trade name - others	2,600	10 - 15	12.5
Patents	12,800	11 - 24	18
Customer relationships	24,700	10 - 15	13
	$63,100

Summary of Unaudited Pro Forma Information
The following table reflects the unaudited pro forma consolidated results of operations for the periods presented, as though the acquisition of Octane had occurred on January 1, 2014 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net sales	$120,928	$111,130
Net income	11,514	10,821
Net income per share:
Basic	$0.37	$0.34
Diluted	0.37	0.34

The unaudited pro forma financial information is presented for illustrative purposes only and is not indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results.

(3) DISCONTINUED OPERATIONS

There was no revenue related to discontinued operations for the three months ended March 31, 2016 or the year ended December 31, 2015. However, we continue to have legal and accounting expenses as we work with authorities on final deregistration of certain foreign entities and product liability expenses associated with product previously sold into the Commercial channel.

The following table summarizes liabilities for exit costs related to discontinued operations, included in accrued liabilities and other long-term liabilities in our Condensed Consolidated Balance Sheets (in thousands):

Facilities Leases
Balance, December 31, 2015	$300
Payments	(75)
Balance, March 31, 2016	$225

We expect the lease obligations to be paid out through 2016.

(4) FAIR VALUE MEASUREMENTS

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 - observable inputs such as quoted prices (unadjusted) in active liquid markets for identical securities as of the reporting date;

•
Level 2 - other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; or observable market prices in markets with insufficient volume and/or infrequent transactions; and

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$9,007	$—	$—	$9,007
Commercial paper	—	5,997	—	5,997
Corporate bonds	—	4,095	—	4,095
Total cash equivalents	9,007	10,092	—	19,099

Available-for-Sale Securities
Certificates of deposit(1)	—	27,064	—	27,064
Corporate bonds	—	1,724	—	1,724
Total available-for-sale securities	—	28,788	—	28,788

Total assets measured at fair value	$9,007	$38,880	$—	$47,887

Derivatives
Interest rate swap contract	$—	$(1,095)	$—	$(1,095)

Total liabilities measured at fair value	$—	$(1,095)	$—	$(1,095)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$1	$—	$—	$1
Corporate bonds	—	733	—	733
Total cash equivalents	1	733	—	734

Available-for-Sale Securities
Certificates of deposit(1)	—	25,234	—	25,234
Corporate bonds	—	4,764	—	4,764
Total available-for-sale securities	—	29,998	—	29,998

Total assets measured at fair value	$1	$30,731	$—	$30,732

(1) All certificates of deposit are within current FDIC insurance limits.

We did not have any liabilities measured at fair value on a recurring basis as of December 31, 2015.

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the three months ended March 31, 2016, nor for the year ended December 31, 2015.

We did not have any changes to our valuation techniques during the three months ended March 31, 2016, nor for the year ended December 31, 2015.

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

The fair value of our interest rate swap contract is calculated as the present value of estimated future cash flows using discount factors derived from relevant Level 2 market inputs, including forward curves and volatility levels.

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property, plant and equipment, goodwill, other intangible assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We did not perform any valuations on assets or liabilities that are valued at fair value on a nonrecurring basis during the first three months of 2016. During the fourth quarter of 2015, we performed our annual goodwill and indefinite-lived trade names impairment analyses effective as of October 1, 2015. During the three months ended March 31, 2016 and the year ended December 31, 2015, we did not record any other-than-temporary impairments on our financial assets required to be measured at fair value on a nonrecurring basis.

(5) DERIVATIVES

From time to time, we enter into interest rate swaps to fix a portion of our interest expense. We do not enter into derivative instruments for any purpose other than to manage interest rate exposure to fluctuations in the one-month LIBOR benchmark. That is, we do not engage in interest rate speculation using derivative instruments.

As of March 31, 2016, we had a $76.0 million interest rate swap outstanding with JPMorgan Chase Bank, N.A. This interest rate swap matures on December 31, 2020 and has a fixed rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark. At March 31, 2016, the one-month LIBOR rate was 0.44%.

We typically designate all interest rate swaps as cash flow hedges and, accordingly, record the change in fair value for the effective portion of these interest rate swaps in accumulated other comprehensive income rather than current period earnings until the underlying hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three months ended March 31, 2016, there was no ineffectiveness. As of March 31, 2016, we expect to reclassify $0.2 million from accumulated other comprehensive loss to earnings within the next twelve months.

The fair value of our derivative instruments was included in our Condensed Consolidated Balance Sheets as follows (in thousands):

	Balance Sheet Classification	As of
		March 31, 2016	December 31, 2015
Derivatives instruments designated as cash flow hedges:
Interest rate swap contract	Accrued liabilities	$230	$—
	Other long-term liabilities	865	—
		$1,095	$—

The effect of derivative instruments on our Condensed Consolidated Statements of Operations was as follows (in thousands):

	Statement of Operations Classification	Three Months Ended March 31,
		2016	2015
Derivatives instruments designated as cash flow hedges:
Loss recognized in other comprehensive income before reclassifications	---	$(810)	$—
Loss reclassified from accumulated other comprehensive income to earnings for the effective portion	Interest expense	$(128)	$—

(6) INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	March 31, 2016	December 31, 2015
Finished goods	$33,265	$39,115
Parts and components	3,552	3,614
Total inventories	$36,817	$42,729

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				March 31, 2016	December 31, 2015
Automobiles	5	to	6	$139	$139
Leasehold improvements	5	to	20	3,432	3,397
Computer software and equipment	3	to	7	23,444	23,991
Machinery and equipment	3	to	5	11,433	10,867
Furniture and fixtures	5			1,601	1,605
Work in progress(1)	N/A			2,060	1,655
Total cost				42,109	41,654
Accumulated depreciation				(25,313)	(24,890)
Total property, plant and equipment, net				$16,796	$16,764
(1) Work in progress includes production tooling and internal use software development.

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The rollforward of goodwill was as follows (in thousands):

	Direct	Retail	Total
Balance, January 1, 2015	$2,520	$—	$2,520
Currency exchange rate adjustment	(407)	—	(407)
Business acquisition (Note 2)	—	58,357	58,357
Balance, December 31, 2015	2,113	58,357	60,470
Currency exchange rate adjustment	147	(12)	135
Business acquisition (Note 2) - measurement period adjustments	—	(282)	(282)
Balance, March 31, 2016	$2,260	$58,063	$60,323

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				March 31, 2016	December 31, 2015
Indefinite-lived trademarks	N/A			$32,052	$32,052
Definite-lived trademarks	10	to	15	2,600	2,600
Patents	8	to	24	31,487	31,487
Customer relationships	10	to	15	24,700	24,700
				90,839	90,839
Accumulated amortization - definite-lived intangible assets				(18,445)	(17,485)
Other intangible assets, net				$72,394	$73,354

Amortization expense was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Amortization expense	$960	$290

Future amortization of definite-lived intangible assets is as follows (in thousands):

Remainder of 2016	$2,592
2017	3,255
2018	3,162
2019	3,132
2020	3,106
Thereafter	25,095
$40,342

(9) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	March 31, 2016	December 31, 2015
Payroll and related liabilities	$3,916	$6,556
Other	6,666	6,471
Total accrued liabilities	$10,582	$13,027

(10) PRODUCT WARRANTIES

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

Changes in our product warranty obligations were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$8,545	$2,246
Accruals	1,530	815
Payments	(1,363)	(564)
Balance, end of period	$8,712	$2,497

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of applicable taxes, reported on our Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, effective portions of gains and losses of derivative securities designated as cash flow hedges, and foreign currency translation adjustments. The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Loss on Derivative Securities (Effective Portion)	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$(16)	$—	$(1,311)	$(1,327)
Current period other comprehensive income (loss) before reclassifications	18	(810)	552	(240)
Reclassification of amounts to earnings	—	128	—	128
Net other comprehensive income (loss) during period	18	(682)	552	(112)
Balance, March 31, 2016	$2	$(682)	$(759)	$(1,439)

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(18)	$(290)	$(308)
Current period other comprehensive loss	(1)	(484)	(485)
Balance, March 31, 2015	$(19)	$(774)	$(793)

(12) STOCK REPURCHASE PROGRAM

On November 3, 2014, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $15.0 million of our outstanding common stock from time to time over a period of 24 months. The repurchase program expires November 3, 2016. Share repurchases are funded with existing cash balances, and the repurchased shares are retired and returned to unissued authorized shares. There were no repurchases during the three months ended March 31, 2016. Repurchases pursuant to the program were as follows:

Quarter Ended	Number of Shares	Repurchased Amount	Average Price Per Share
March 31, 2015	133,877	$1,995,982	$14.91
September 30, 2015	577,831	9,571,545	16.56
Totals to Date	711,708	$11,567,527	$16.25

As of March 31, 2016, $3.4 million remains available for future repurchases.

(13) INCOME PER SHARE

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

	Three Months Ended March 31,
	2016	2015
Shares used to calculate basic income per share	31,016	31,396
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	279	371
Shares used to calculate diluted income per share	31,295	31,767

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

	Three Months Ended March 31,
	2016	2015
Stock options	11	25
Performance stock units	—	163

(14) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We operate in three segments - Direct, Retail, and Commercial and Specialty. Based on the aggregation criteria of ASC 280-10, we determined that two of the operating segments (Retail and Commercial and Specialty) can be aggregated due to these segments having similar economic and other characteristics. As a result, we have two reportable segments - Direct and Retail. This financial reporting structure was effective as of December 31, 2015, the acquisition date of Octane.

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

Following is summary information by reportable segment (in thousands):

	Three Months Ended March 31,
	2016	2015
Net sales:
Direct	$81,234	$74,057
Retail	38,805	21,290
Royalty	889	892
Consolidated net sales	$120,928	$96,239
Contribution:
Direct	$21,144	$19,571
Retail	3,944	1,500
Royalty	870	892
Consolidated contribution	$25,958	$21,963

Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$25,958	$21,963
Amounts not directly related to segments:
Operating expenses	(6,658)	(4,358)
Other expense, net	(536)	(77)
Income tax expense	(7,178)	(6,669)
Income from continuing operations	$11,586	$10,859

There was no material change in the allocation of assets by segment during the first three months of 2016 and, accordingly, assets by segment are not presented.

For the three months ended March 31, 2016 and 2015, no customer represented 10.0% or more of total net sales.

(15) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of March 31, 2016, we had approximately $0.5 million in standby letters of credit with certain vendors expiring April 2017.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of March 31, 2016, we had approximately $36.9 million in noncancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of March 31, 2016.

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

In addition to the matter described above, from time to time, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

Litigation and jury verdicts are, to some degree, inherently unpredictable, and although we have determined that a loss is not probable in connection with any current legal proceeding, it is reasonably possible that a loss may be incurred in connection with proceedings to which we are a party. Assessment of whether incurrence of a loss is probable, or a reasonable possibility, in connection with a particular proceeding, and estimation of the loss, or a range of loss, involves complex judgments and numerous uncertainties. Management is unable to estimate a range of reasonably possible losses related to litigation in which the damages sought are indeterminate, or the legal and factual basis for the relevant claims have not been developed with specificity. As such, zero liability is recorded as of March 31, 2016.

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

(16) SUBSEQUENT EVENTS

On May 4, 2016, our Board of Directors authorized a $10.0 million expansion of our share repurchase program. Under the expanded program, shares of our common stock may be repurchased from time to time over the next 24 months in open market transactions at prevailing prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases will be funded from existing cash balances, and repurchased shares will be retired and returned to unissued authorized shares. To date, we have not repurchased any shares pursuant to the program. The repurchase program expires May 4, 2018.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). All references to the first quarter and first three months of 2016 and 2015 mean the three-month periods ended March 31, 2016 and 2015, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

As a result of the above and other factors, our period-to-period operating results may not be indicative of future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2015 Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. Forward-looking statements include any statements related to our future business and financial performance; anticipated fluctuations in net sales due to seasonality; plans and expectations regarding gross and operating margins; plans and expectations regarding research and development expenses and capital expenditures; anticipated losses from discontinued operations; the anticipated outcome of litigation to which we are a party; results of media investment in the Direct segment; plans for new product introductions and anticipated demand for our new and existing products; and statements regarding our inventory and working capital requirements and the sufficiency of our financial resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including our ability to timely acquire inventory that meets our quality control standards from sole source foreign manufacturers at acceptable costs, the effectiveness, availability and price of media time consistent with our cost and audience profile parameters, greater than anticipated costs associated with launch of new products, our ability to successfully integrate acquired businesses, a decline in consumer spending due to unfavorable economic conditions, softness in the retail marketplace, an adverse change in the availability of credit for our customers who finance their purchases, our ability to pass along vendor raw material price increases and increased shipping costs, our ability to effectively develop, market and sell future products, our ability to protect our intellectual property, the introduction of competing products, and our ability to get foreign-sourced product through customs in a timely manner. Additional assumptions, risks and uncertainties are described in Part I, Item 1A, "Risk Factors," in our 2015 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or conform them to actual results or to changes in circumstances or expectations.

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

Net sales for the first three months of 2016 were $120.9 million, an increase of $24.7 million, or 25.7%, as compared to net sales of $96.2 million for the first three months of 2015. Net sales of our Direct segment increased $7.2 million, or 9.7%, in the first three months of 2016, compared to the first three months of 2015, primarily due to increased consumer demand for our cardio products, especially the Bowflex Max Trainer®. Net sales of our Retail segment increased by $17.5 million, or 82.3%, in the first three months of 2016, compared to the first three months of 2015, primarily due to the addition of Octane sales, coupled with strong organic Retail sales growth across both cardio and strength product offerings.

Gross profit for the first three months of 2016 was $66.3 million, or 54.9% of net sales, an increase of $12.5 million, or 23.1%, as compared to gross profit of $53.9 million, or 56.0% of net sales, for the first three months of 2015. The increase in gross profit dollars was primarily due to the increase in net sales, while the decrease in the gross profit margin percentage was primarily due to a shift in channel mix to the Retail segment.

Operating expenses for the first three months of 2016 were $47.0 million, an increase of $10.8 million, or 29.7%, as compared to operating expenses of $36.3 million for the first three months of 2015. The growth in operating expenses was primarily related to an increase in selling and marketing expenses, reflecting increased advertising and sales-related variable spending, together with incremental operating expenses from the Octane acquisition.

Operating income for the first three months of 2016 was $19.3 million, an increase of $1.7 million, or 9.6%, as compared to operating income of $17.6 million for the first three months of 2015. The improvement in operating results for the first three months of 2016 compared to the first three months of 2015 was driven primarily by higher net sales and improved gross profits.

Income from continuing operations was $11.6 million for the first three months of 2016, or $0.37 per diluted share, compared to income from continuing operations of $10.9 million, or $0.34 per diluted share, for the first three months of 2015. The effective tax rates for the first three months of 2016 and 2015 were 38.3% and 38.0%, respectively.

Net income for the first three months of 2016 was $11.4 million, compared to net income of $10.7 million for the first three months of 2015. Net income per diluted share was $0.37 for the first three months of 2016, compared to $0.34 for the first three months of 2015.

Discontinued Operations

Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to the Commercial business in either the 2016 or 2015 periods, we continue to have legal and accounting expenses as we work with authorities on final deregistration of each entity, and product liability and other legal expenses associated with product previously sold into the Commercial channel.

RESULTS OF OPERATIONS

Results of operations information was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2016	2015	$	%
Net sales	$120,928	$96,239	$24,689	25.7%
Cost of sales	54,584	42,350	12,234	28.9%
Gross profit	66,344	53,889	12,455	23.1%
Operating expenses:
Selling and marketing	35,179	28,399	6,780	23.9%
General and administrative	8,231	5,578	2,653	47.6%
Research and development	3,634	2,307	1,327	57.5%
Total operating expenses	47,044	36,284	10,760	29.7%
Operating income	19,300	17,605	1,695	9.6%
Other income (expense):
Interest income	54	44	10
Interest expense	(466)	(5)	(461)
Other, net	(124)	(116)	(8)
Total other expense, net	(536)	(77)	(459)
Income from continuing operations before income taxes	18,764	17,528	1,236
Income tax expense	7,178	6,669	509
Income from continuing operations	11,586	10,859	727
Loss from discontinued operations, net of income taxes	(142)	(127)	(15)
Net income	$11,444	$10,732	$712

Results of operations information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2016	2015	$	%
Net sales:
Direct	$81,234	$74,057	$7,177	9.7%
Retail	38,805	21,290	17,515	82.3%
Royalty	889	892	(3)	(0.3)%
	$120,928	$96,239	$24,689	25.7%
Cost of sales:
Direct	$27,372	$25,747	$1,625	6.3%
Retail	27,193	16,603	10,590	63.8%
Royalty	19	—	19	—%
	$54,584	$42,350	$12,234	28.9%
Gross profit:
Direct	$53,862	$48,310	$5,552	11.5%
Retail	11,612	4,687	6,925	147.7%
Royalty	870	892	(22)	(2.5)%
	$66,344	$53,889	$12,455	23.1%
Gross margin:
Direct	66.3%	65.2%	110	basis points
Retail	29.9%	22.0%	790	basis points

The following table compares the net sales of our major product lines within each business segment (dollars in thousands):

	Three Months Ended March 31,		Change
	2016	2015	$	%
Direct net sales:
Cardio products(1)	$77,092	$70,034	$7,058	10.1%
Strength products(2)	4,142	4,023	119	3.0%
	81,234	74,057	7,177	9.7%
Retail net sales:
Cardio products(1)	29,953	13,886	16,067	115.7%
Strength products(2)	8,852	7,404	1,448	19.6%
	38,805	21,290	17,515	82.3%

Royalty	889	892	(3)	(0.3)%
	$120,928	$96,239	$24,689	25.7%

(1) Cardio products include: TreadClimber®, Max Trainer®, Zero Runner®, treadmills, exercise bikes and ellipticals.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights and accessories.

Direct

Direct net sales increased by 9.7% for the three-month period ended March 31, 2016 compared to the same period of 2015. The increase in net sales was primarily related to our cardio products, especially the Bowflex Max Trainer®. In addition, strength sales increased 3.0% for the three-month period ended March 31, 2016 compared to the same period of 2015, due to stronger sales in home gyms.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the first quarter of 2016 increased to 49.9%, compared to 44.5% in the same period of 2015. We attribute the increase to sales of the Bowflex Max Trainer®, which has attracted consumers with better credit scores, and our media strategy focused on driving quality consumer leads.

The increase in cost of sales of our Direct business in the three-month period ended March 31, 2016 compared to the same period of 2015 was almost entirely related to the growth in Direct net sales as discussed above.

For the first quarter of 2016, Direct gross margin increased 110 basis points as compared to the same period of 2015 primarily due to product mix and leveraging of supply chain costs.

Retail

Retail net sales increased by 82.3% for the three-month period ended March 31, 2016 compared to the same period of 2015. The increase was primarily driven by the acquisition of Octane, as well as organic growth across a variety of cardio and strength products.

The increase in cost of sales of our Retail business in the three-month period ended March 31, 2016 compared to the same period of 2015 was almost entirely related to the growth in Retail net sales as discussed above.

For the first quarter of 2016, Retail gross margin increased 790 basis points compared to the same period of 2015 due to the inclusion of Octane, which has higher margins, along with improved product mix and leveraging of supply chain costs in the organic Retail business, partially offset by a 190 basis points decline related to a purchase price accounting-related inventory step up charge of $0.7 million that affected cost of sales for the first quarter of 2016.

Selling and Marketing

Dollars in thousands	Three Months Ended March 31,		Change
	2016	2015	$	%
Selling and marketing	$35,179	$28,399	$6,780	23.9%
As % of net sales	29.1%	29.5%

The increase in selling and marketing expense in the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily related to an increase in media advertising of $3.3 million, and the incremental selling and marketing expenses related to the inclusion of Octane.

The decrease as a percentage of net sales in the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily due to the acquisition of Octane which has a lower selling and marketing expense percentage than the existing business.

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows:

Dollars in thousands	Three Months Ended March 31,		Change
	2016	2015	$	%
Media advertising	$17,509	$14,242	$3,267	22.9%

The increase in media advertising in the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily to drive incremental leads and sales in the Direct business.

General and Administrative

Dollars in thousands	Three Months Ended March 31,		Change
	2016	2015	$	%
General and administrative	$8,231	$5,578	$2,653	47.6%
As % of net sales	6.8%	5.8%

The increase in general and administrative in the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily due to higher spending on corporate administration, infrastructure and employee-related costs of $1.1 million, $0.8 million and $0.4 million, respectively, primarily reflecting the inclusion of Octane.

The increase as a percentage of net sales in the three-month period ended March 31, 2016 compared to the same period of 2015 was due to the increased spending as discussed above.

Research and Development

Dollars in thousands	Three Months Ended March 31,		Change
	2016	2015	$	%
Research and development	$3,634	$2,307	$1,327	57.5%
As % of net sales	3.0%	2.4%

The increase in research and development in the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily due to our investment in additional engineering and product development headcount as we continue to supplement our new product development resources required to innovate and broaden our product portfolio, coupled with the incremental impact of the R&D expenses related to Octane.

The increase as a percentage of net sales in the three-month period of 2016 compared to the same period of 2015 was primarily due to the increased investment discussed above.

Interest Expense
Interest expense increased $0.5 million for the three months ended March 31, 2016 compared to the same period of 2015 due to borrowings under our new term loan in connection with the Octane acquisition on December 31, 2015.

Other, Net
Other, net relates to the effect of exchange rate fluctuations between the U.S. and Canada.

Income Tax Expense

Dollars in thousands	Three Months Ended March 31,		Change
	2016	2015	$	%
Income tax expense	$7,178	$6,669	$509	7.6%
Effective tax rate	38.3%	38.0%

Income tax expense from continuing operations for the three-month periods ended March 31, 2016 and 2015 were based on a 38.3% and 38.0% effective tax rate, respectively, both primarily related to our profitable U.S. and Canadian operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had total cash and investments of $72.8 million compared to $60.8 million as of December 31, 2015. Cash provided by operating activities was $18.7 million for the three months ended March 31, 2016, compared to $13.5 million for the three months ended March 31, 2015. We expect our cash, cash equivalents and available-for-sale securities at March 31, 2016, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from March 31, 2016.

The increase in cash flows from operating activities for the three months ended March 31, 2016 as compared to the same period of 2015 was primarily due to improved operating performance, as well as changes in our operating assets and liabilities as discussed below.

Trade receivables decreased $20.8 million to $24.4 million as of March 31, 2016, compared to $45.2 million as of December 31, 2015, due to seasonally lower net sales in the Retail business. Trade receivables as of March 31, 2016 compared to March 31, 2015 increased $7.6 million due to the acquisition of Octane.

Inventories decreased $5.9 million to $36.8 million as of March 31, 2016, compared to $42.7 million as of December 31, 2015, due to seasonally lower stocking requirements. Inventories as of March 31, 2016 compared to March 31, 2015 increased by $16.9 million, primarily due to the acquisition of Octane.

Prepaid and other current assets increased $1.0 million to $7.9 million as of March 31, 2016, compared to $6.9 million as of December 31, 2015, due to an increase in prepaid insurance of $0.9 million.

Net deferred income tax liability increased $3.7 million to $13.2 million as of March 31, 2016, compared to $9.5 million as of December 31, 2015, primarily due to the utilization of tax credit carryforwards from prior periods.

Trade payables decreased $23.3 million to $38.5 million as of March 31, 2016, compared to $61.7 million as of December 31, 2015, due to seasonality in the business. Trade payables as of March 31, 2016 compared to March 31, 2015 increased $11.6 million. The lower amount outstanding as of March 31, 2015 was primarily due to accelerated payment terms at the time with a certain inventory vendor. As of third quarter 2015, we had returned to standard payment terms with that vendor which are reflected in the trade payables amounts as of March 31, 2016.

Accrued liabilities decreased $2.4 million to $10.6 million as of March 31, 2016, compared to $13.0 million as of December 31, 2015, due to a reduction in accrued incentive compensation in the first three months of 2016, reflecting payout of incentive compensation during the first quarter.

Cash used in investing activities of $3.0 million for the first three months of 2016 was primarily related to $3.5 million of payments to Octane related to the December 31, 2015 stock purchase agreement, partially offset by net maturities of marketable securities of $1.2 million. In addition, $0.8 million was used for capital expenditures during the period primarily for production tooling and computer hardware and software. We anticipate spending between $7.0 million and $8.0 million in 2016 for software, equipment, and product tooling.

Cash used in financing activities of $2.7 million for the first three months of 2016 was related to repayments on our term loan of $4.0 million, partially offset by $1.5 million of recognized excess tax benefits related to stock-based compensation.

Financing Arrangements
We have a Credit Agreement with JPMorgan Chase Bank, N.A. (“Chase Bank”) that provides for an $80.0 million term loan and a $20.0 million revolving line of credit. The term of the Credit Agreement expires on December 31, 2020 and is secured by substantially all of our assets.

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

Borrowing availability under the revolving line of credit is subject to our compliance with certain financial and operating covenants at the time borrowings are requested. Letters of credit under the Credit Agreement are treated as a reduction of the available borrowing amount and are subject to covenant testing.

The interest rate applicable to the term loan, as well as each advance under the revolving line of credit, is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. As of March 31, 2016 our borrowing rate for both the term loan and line of credit advances was 1.69%.

As of March 31, 2016, the balance on our term loan was $76.0 million, and we had no outstanding borrowings under the line of credit. In addition, $0.5 million in letters of credit that expire April 2017 were outstanding under the Credit Agreement. As of March 31, 2016, we were in compliance with the financial covenants of the Credit Agreement and approximately $19.5 million was available for borrowing under the line of credit.

As of March 31, 2016, we had a $76.0 million receive-variable, pay-fixed interest rate swap outstanding with Chase Bank. The interest rate swap amortizes monthly in line with the outstanding principal balance on our term loan and is classified as a cash flow hedge. The swap matures on December 31, 2020 and has a fixed rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark. At March 31, 2016, the one-month LIBOR rate was 0.44%.

Commitments and Contingencies
For a description of our commitments and contingencies, refer to Note 15 to our Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at March 31, 2016.

Stock Repurchase Program
On November 3, 2014, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $15.0 million of our outstanding common stock from time to time over a period of 24 months. The repurchase program expires November 3, 2016. Share repurchases are funded with existing cash balances, and the repurchased shares are retired and returned to unissued authorized shares. As of March 31, 2016, we have repurchased 711,708 shares at an average price of $16.25 per share for a total of $11.6 million, and $3.4 million remains available for future repurchases.

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

Our critical accounting policies have not changed from those discussed in our 2015 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents, marketable securities, variable-rate debt obligations, and derivative liabilities. As of March 31, 2016, we had cash equivalents of $19.1 million held in a combination of money market funds, commercial paper and corporate bonds, and marketable securities of $28.8 million, held in a combination of certificates of deposit and corporate bonds. Our cash equivalents mature within three months or less from the date of purchase. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. We have classified our marketable securities as available-for-sale and, therefore, we may choose to sell or hold them as changes in the market occur. Because of the short-term nature of the instruments in our portfolio, a decline in interest rates would reduce our interest income over time, and an increase in interest rates may negatively affect the market price or liquidity of certain securities within the portfolio, but a change in interest rates would not have a material impact on our results of operations, financial position or cash flows.

Our negotiated credit facilities generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of March 31, 2016, the outstanding balances on our credit facilities totaled $76.0 million.

In January 2016, we entered into an $80 million receive-variable, pay-fixed interest rate swap agreement, amortizing monthly in line with the outstanding principal balance on our term loan. The swap is classified as a cash flow hedge and effectively fixes the interest rate on our variable-rate term loan. The interest rate swap matures on December 31, 2020 and has a fixed interest rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark, which was 0.44% at March 31, 2016.

The fair value of our interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. The amounts related to our cash flow hedge are recorded as deferred gains or losses in our Consolidated Balance Sheets with the offset recorded in accumulated other comprehensive income, net of tax. At March 31, 2016, the fair value of our interest rate swap agreement was a liability of $1.1 million. The estimated amount expected to be reclassified into earnings within the next twelve months was $0.2 million at March 31, 2016.

We do not enter into derivative instruments for any purpose other than to manage our interest rate exposure. That is, we do not engage in interest rate speculation using derivative instruments.

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
Changes in Internal Control over Financial Reporting

At this time, we continue to evaluate the business and internal controls and processes associated with Octane and are making various changes to its operating and organizational structure based on our business plan. We are in the process of implementing our internal control structure over this acquired business. The SEC’s rules require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We plan to complete the evaluation and the integration of Octane within the required time frames and report management’s assessment of our internal control over financial reporting in our first annual report in which such assessment is required for this acquisition.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

We operate in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in our 2015 Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described in our 2015 Form 10-K actually occur, our business, operating results and financial position could be adversely affected. There has not been a material change to the risk factors as set forth in our 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of our equity securities during the first quarter ended March 31, 2016:

Period	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31	—	$—	—	$3,432,473
February 1 - February 29	12,228	18.06	—	3,432,473
March 1 - March 31	—	—	—	3,432,473
Total	12,228	$18.06	—	$3,432,473

(1)  On November 3, 2014, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $15.0 million of our outstanding common stock from time to time over a period of 24 months. The repurchase program expires November 3, 2016.

(2) Consists of shares withheld from the vesting portions of stock unit awards made to our executive officers to satisfy the executives' tax withholding obligations incident to such vesting.

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

101
The following financial statements from Nautilus, Inc.'s quarterly report on Form 10-Q for the three months ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.
(Registrant)

May 9, 2016	By:	/S/ Bruce M. Cazenave
Date		Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.
(Registrant)

May 9, 2016	By:	/S/ Sidharth Nayar
Date		Sidharth Nayar
Chief Financial Officer (Principal Financial and Accounting Officer)