Form 10-Q
period 2016-06-30
NAUTILUS, INC.
filed 2016-08-04
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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
The number of shares outstanding of the registrant's common stock as of July 31, 2016 was 31,106,068 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$40,184	$30,778
Available-for-sale securities	33,294	29,998
Trade receivables, net of allowances of $78 and $918	19,670	45,155
Inventories	42,995	42,729
Prepaids and other current assets	7,006	6,888
Income taxes receivable	8,479	439
Deferred income tax assets	—	8,904
Total current assets	151,628	164,891
Property, plant and equipment, net	17,457	16,764
Goodwill	60,475	60,470
Other intangible assets, net	71,433	73,354
Other assets	575	433
Total assets	$301,568	$315,912
Liabilities and Shareholders' Equity
Trade payables	$43,247	$61,745
Accrued liabilities	10,491	13,027
Warranty obligations	3,865	4,753
Note payable, current portion, net of unamortized debt issuance costs of $7 and $7	15,993	15,993
Total current liabilities	73,596	95,518
Warranty obligations, non-current	4,264	3,792
Income taxes payable, non-current	5,126	4,116
Deferred income tax liabilities, non-current	13,109	18,380
Other long-term liabilities	4,806	3,144
Note payable, non-current, net of unamortized debt issuance costs of $25 and $29	55,975	63,971
Total liabilities	156,876	188,921
Commitments and contingencies (Note 15)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 31,105 and 31,005 shares issued and outstanding	3,842	796
Retained earnings	142,496	127,522
Accumulated other comprehensive loss	(1,646)	(1,327)
Total shareholders' equity	144,692	126,991
Total liabilities and shareholders' equity	$301,568	$315,912

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$78,529	$59,695	$199,457	$155,934
Cost of sales	36,667	29,039	91,251	71,389
Gross profit	41,862	30,656	108,206	84,545
Operating expenses:
Selling and marketing	24,711	20,052	59,890	48,451
General and administrative	7,203	4,293	15,434	9,871
Research and development	3,375	2,379	7,009	4,686
Total operating expenses	35,289	26,724	82,333	63,008
Operating income	6,573	3,932	25,873	21,537
Other income (expense):
Interest income	68	59	122	103
Interest expense	(514)	(6)	(980)	(11)
Other, net	(136)	(281)	(260)	(397)
Total other expense, net	(582)	(228)	(1,118)	(305)
Income from continuing operations before income taxes	5,991	3,704	24,755	21,232
Income tax expense	2,295	1,485	9,473	8,154
Income from continuing operations	3,696	2,219	15,282	13,078
Discontinued operations:
Loss from discontinued operations before income taxes	(180)	(160)	(304)	(313)
Income tax expense (benefit) from discontinued operations	(14)	(365)	4	(391)
Income (loss) from discontinued operations	(166)	205	(308)	78
Net income	$3,530	$2,424	$14,974	$13,156

Basic income per share from continuing operations	$0.12	$0.07	$0.49	$0.42
Basic income (loss) per share from discontinued operations	(0.01)	0.01	(0.01)	—
Basic net income per share	$0.11	$0.08	$0.48	$0.42

Diluted income per share from continuing operations	$0.12	$0.07	$0.49	$0.41
Diluted income (loss) per share from discontinued operations	(0.01)	0.01	(0.01)	—
Diluted net income per share	$0.11	$0.08	$0.48	$0.41
Shares used in per share calculations:
Basic	31,072	31,485	31,044	31,441
Diluted	31,335	31,791	31,315	31,801

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$3,530	$2,424	$14,974	$13,156
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of income tax expense of $4, $5, $16 and $5	8	14	26	13
Loss on derivative securities, effective portion, net of income tax benefit of $63, $0, $476 and $0	(105)	—	(787)	—
Foreign currency translation, net of income tax (benefit) expense of $2, $(1), $(5) and $4	(110)	132	442	(352)
Other comprehensive income (loss)	(207)	146	(319)	(339)
Comprehensive income	$3,323	$2,570	$14,655	$12,817

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Income from continuing operations	$15,282	$13,078
Income (loss) from discontinued operations	(308)	78
Net income	14,974	13,156
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,964	1,718
Benefit from allowance for doubtful accounts	(876)	(118)
Inventory lower-of-cost-or-market adjustments	133	68
Stock-based compensation expense	1,489	669
Loss on asset dispositions	127	258
Deferred income taxes, net of valuation allowance	5,629	7,322
Excess tax (benefit) deficiency related to stock-based awards	(1,729)	1
Other	5	—
Changes in operating assets and liabilities:
Trade receivables	26,260	13,899
Inventories	1,115	(3,537)
Prepaids and other current assets	(445)	2,679
Income taxes receivable	(8,040)	(121)
Trade payables	(17,530)	(15,281)
Accrued liabilities, including warranty obligations	(2,062)	(2,008)
Net cash provided by operating activities	23,014	18,705
Cash flows from investing activities:
Purchases of available-for-sale securities	(20,305)	(43,240)
Proceeds from maturities of available-for-sale securities	16,938	17,095
Proceeds from sales of available-for-sale securities	71	3,381
Acquisition of business, net of cash acquired	(3,468)	—
Purchases of property, plant and equipment	(706)	(1,252)
Net cash used in investing activities	(7,470)	(24,016)
Cash flows from financing activities:
Payments on long-term debt	(8,000)	—
Payments for stock repurchases	—	(1,996)
Proceeds from exercise of stock options and employee stock plan purchases	431	975
Tax payments related to stock award issuances	(221)	(775)
Excess tax benefit (deficiency) related to stock-based awards	1,729	(1)
Net cash used in financing activities	(6,061)	(1,797)
Effect of exchange rate changes on cash and cash equivalents	(77)	(609)
Increase (decrease) in cash and cash equivalents	9,406	(7,717)
Cash and cash equivalents:
Beginning of period	30,778	45,206
End of period	$40,184	$37,489
Supplemental disclosure of cash flow information:
Cash paid for interest	$(975)	$(11)
Cash paid for income taxes, net	(11,305)	(760)
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$1,701	$1,166
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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2016 and December 31, 2015, and our results of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

New Accounting Pronouncements

ASU 2016-13
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments." The amendments in ASU 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2019, using a modified-retrospective approach, with certain exceptions. Early adoption is permitted. While we do not expect the adoption of ASU 2016-13 to have a material effect on our business, we are evaluating any potential impact that adoption of ASU 2016-13 may have on our financial position, results of operations or cash flows.

ASU 2016-12
In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients." ASU 2016-12 clarifies aspects of Topic 606 related to assessing collectibility, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition, while retaining the related core principles for those areas. The effective date and transition requirements for ASU 2016-12 are the same as the effective date and transition requirements for Topic 606 (ASU 2014-09). While we do not expect the adoption of ASU 2016-12 to have a material effect on our business, we are evaluating any potential impact that adoption of ASU 2016-12 may have on our financial position, results of operations or cash flows.

ASU 2016-10
In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing." ASU 2016-10 clarifies aspects of Topic 606 related to identifying performance obligations and the licensing implementation guidance, while retaining the related core principles for those areas. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements for Topic 606 (ASU 2014-09). While we do not expect the adoption of ASU 2016-10 to have a material effect on our business, we are evaluating any potential impact that adoption of ASU 2016-10 may have on our financial position, results of operations or cash flows.

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

ASU 2016-02
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 replaces the existing guidance in Accounting Standards Codification ("ASC") 840, Leases. The new standards will require companies and other organizations to include lease obligations on their balance sheets, including a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use ("ROU") asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset, and for operating leases the lessee would recognize a straight-line total lease expense. ASU 2016-02 is effective for public companies' annual periods, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating any potential impact that adoption of ASU 2016-02 may have on our financial position, results of operations or cash flows.

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

(2) BUSINESS ACQUISITION

On December 31, 2015, we acquired all of the outstanding capital stock of OF Holdings, Inc., sole parent of Octane Fitness, LLC ("Octane"), for an aggregate base purchase price of $115.0 million, plus net adjustments for working capital and cash acquired on the closing date. We funded the acquisition through an $80.0 million term loan and cash on hand.

For the three and six months ended June 30, 2016, Octane contributed net sales of $12.2 million and $24.7 million, respectively. Octane broke even for the second quarter of 2016, and contributed a net loss of $0.7 million for the first six months of 2016. Operating results for the three-month current and year-to-date periods included amortization of acquired assets of $0.8 million and $1.5 million, respectively, and purchase accounting related inventory step-up charges of $0.3 million and $1.0 million, respectively. Working capital and other measurement period adjustments as of June 30, 2016 totaled $0.7 million and are detailed in the preliminary valuation table shown below.

Total acquisition costs incurred for the six months ended June 30, 2016 were $0.2 million, and cumulative-to-date costs total $0.9 million. These charges were expensed as incurred in general and administrative costs.

Purchase Price Allocation
Acquired assets and liabilities were recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair value of identifiable net assets resulted in the recognition of goodwill of $58.2 million, all of which was assigned to the Retail segment, and is attributed primarily to Octane's intellectual property base, benefits of access to different markets and customers, and employee workforce. The goodwill is not expected to be deductible for income tax purposes.

The following table summarizes the preliminary fair values of the net assets acquired and liabilities assumed and measurement period adjustments since December 31, 2015, the acquisition date (in thousands):

	Preliminary valuation at December 31, 2015	Measurement period adjustments	Adjusted preliminary valuation at June 30, 2016
Cash	$7,759	$—	$7,759
Accounts receivable	12,507	—	12,507
Inventories	12,168	1,515	13,683
Prepaid expenses	1,028	(144)	884
Deferred tax assets	1,287	(571)	716
Property, plant and equipment	3,240	—	3,240
Intangible assets	63,100	—	63,100
Total assets acquired	101,089	800	101,889

Accounts payable	6,215	—	6,215
Accrued liabilities	1,614	—	1,614
Warranty obligations	5,550	—	5,550
Deferred tax liabilities, non-current	20,914	—	20,914
Other non-current liabilities	519	—	519
Total liabilities assumed	34,812	—	34,812

Net identifiable assets acquired	66,277	800	67,077
Goodwill	58,357	(138)	58,219
Net assets acquired	$124,634	$662	$125,296

The allocation of the purchase price is preliminary and is based upon valuation information available and estimates and assumptions made as of June 30, 2016. We are still in the process of verifying data and finalizing information including valuation and recording of the assets acquired and liabilities assumed, and the resulting amount of recognized goodwill.

The following table sets forth the components of identifiable intangible assets and their estimated fair values and useful lives as of December 31, 2015, the acquisition date (dollars in thousands):

	Estimated fair value	Estimated useful life (years)	Weighted-average amortization period (years)
Trade name - Octane Fitness	$23,000	Indefinite	N/A

Trade name - others	2,600	10 - 15	12.5
Patents	12,800	11 - 24	18
Customer relationships	24,700	10 - 15	13
Definite-lived intangible assets	40,100
Total intangible assets	$63,100

Summary of Unaudited Pro Forma Information
The following table reflects the unaudited pro forma consolidated results of operations for the periods presented, as though the acquisition of Octane had occurred on January 1, 2015 (in thousands, except per share amounts):

	(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$78,529	$73,361	$199,457	$184,491
Net income	3,907	2,220	15,867	12,596
Net income per share:
Basic	$0.13	$0.07	$0.51	$0.40
Diluted	0.12	0.07	0.51	0.40

The unaudited pro forma financial information is presented for illustrative purposes only and is not indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results.

(3) DISCONTINUED OPERATIONS

There was no revenue related to discontinued operations for the six months ended June 30, 2016 or the year ended December 31, 2015. However, we continue to have legal and accounting expenses as we work with authorities on final deregistration of certain foreign entities and product liability expenses associated with product previously sold into the Commercial channel.

The following table summarizes liabilities for exit costs related to discontinued operations, included in accrued liabilities in our Condensed Consolidated Balance Sheets (in thousands):

Facilities Leases
Balance, December 31, 2015	$300
Payments	(150)
Balance, June 30, 2016	$150

We expect the lease obligations to be paid out through 2016.

(4) FAIR VALUE MEASUREMENTS

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 - observable inputs such as quoted prices (unadjusted) in active liquid markets for identical securities as of the reporting date;

•
Level 2 - other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; or observable market prices in markets with insufficient volume and/or infrequent transactions; and

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$6,594	$—	$—	$6,594
Commercial paper	—	5,996	—	5,996
Corporate bonds	—	2,012	—	2,012
Total cash equivalents	6,594	8,008	—	14,602
Available-for-Sale Securities
Certificates of deposit(1)	—	28,235	—	28,235
Corporate bonds	—	3,054	—	3,054
U.S. government bonds	—	2,005	—	2,005
Total available-for-sale securities	—	33,294	—	33,294

Total assets measured at fair value	$6,594	$41,302	$—	$47,896

Liabilities:
Derivatives
Interest rate swap contract	$—	$(1,263)	$—	$(1,263)

Total liabilities measured at fair value	$—	$(1,263)	$—	$(1,263)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$1	$—	$—	$1
Corporate bonds	—	733	—	733
Total cash equivalents	1	733	—	734

Available-for-Sale Securities
Certificates of deposit(1)	—	25,234	—	25,234
Corporate bonds	—	4,764	—	4,764
Total available-for-sale securities	—	29,998	—	29,998

Total assets measured at fair value	$1	$30,731	$—	$30,732

(1) All certificates of deposit are within current FDIC insurance limits.

We did not have any liabilities measured at fair value on a recurring basis as of December 31, 2015.

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between levels during the three and six months ended June 30, 2016, nor for the year ended December 31, 2015.

We did not have any changes to our valuation techniques during the three and six months ended June 30, 2016, nor for the year ended December 31, 2015.

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

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property, plant and equipment, goodwill, other intangible assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We did not perform any valuations on assets or liabilities that are valued at fair value on a nonrecurring basis during the first six months of 2016. During the fourth quarter of 2015, we performed our annual goodwill and indefinite-lived trade names impairment analyses effective as of October 1, 2015. During the six months ended June 30, 2016 and the year ended December 31, 2015, we did not record any other-than-temporary impairments on our financial assets required to be measured at fair value on a nonrecurring basis.

(5) DERIVATIVES

From time to time, we enter into interest rate swaps to fix a portion of our interest expense. We do not enter into derivative instruments for any purpose other than to manage interest rate exposure to fluctuations in the one-month LIBOR benchmark. That is, we do not engage in interest rate speculation using derivative instruments.

As of June 30, 2016, we had a $72.0 million interest rate swap outstanding with JPMorgan Chase Bank, N.A. This interest rate swap matures on December 31, 2020 and has a fixed rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark. At June 30, 2016, the one-month LIBOR rate was 0.45%.

We typically designate all interest rate swaps as cash flow hedges and, accordingly, record the change in fair value for the effective portion of these interest rate swaps in accumulated other comprehensive income rather than current period earnings until the underlying hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three and six months ended June 30, 2016, there was no ineffectiveness. As of June 30, 2016, we expect to reclassify $0.3 million from accumulated other comprehensive income to earnings within the next twelve months.

The fair value of our derivative instruments was included in our Condensed Consolidated Balance Sheets as follows (in thousands):

	Balance Sheet Classification	As of
		June 30, 2016	December 31, 2015
Derivatives instruments designated as cash flow hedges:
Interest rate swap contract	Accrued liabilities	$298	$—
	Other long-term liabilities	965	—
		$1,263	$—

The effect of derivative instruments on our Condensed Consolidated Statements of Operations was as follows (in thousands):

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Derivatives instruments designated as cash flow hedges:
Loss recognized in other comprehensive income before reclassifications	---	$(219)	$—	$(980)	$—
Loss reclassified from accumulated other comprehensive income to earnings for the effective portion	Interest expense	$(185)	$—	$(313)	$—
Related tax effect	Income tax benefit	$71	$—	$120	$—

(6) INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	June 30, 2016	December 31, 2015
Finished goods	$39,082	$39,115
Parts and components	3,913	3,614
Total inventories	$42,995	$42,729

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				June 30, 2016	December 31, 2015
Automobiles	5	to	6	$139	$139
Leasehold improvements	5	to	16	3,084	3,397
Computer software and equipment	3	to	7	25,689	23,991
Machinery and equipment	3	to	5	11,993	10,867
Furniture and fixtures	5	to	20	2,124	1,605
Work in progress(1)	N/A			488	1,655
Total cost				43,517	41,654
Accumulated depreciation				(26,060)	(24,890)
Total property, plant and equipment, net				$17,457	$16,764
(1) Work in progress includes production tooling and internal use software development.

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The rollforward of goodwill was as follows (in thousands):

	Direct	Retail	Total
Balance, January 1, 2015	$2,520	$—	$2,520
Currency exchange rate adjustment	(407)	—	(407)
Business acquisition (Note 2)	—	58,357	58,357
Balance, December 31, 2015	2,113	58,357	60,470
Currency exchange rate adjustment	149	(6)	143
Business acquisition (Note 2) - measurement period adjustments	—	(138)	(138)
Balance, June 30, 2016	$2,262	$58,213	$60,475

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				June 30, 2016	December 31, 2015
Indefinite-lived trademarks	N/A			$32,052	$32,052
Definite-lived trademarks	10	to	15	2,600	2,600
Patents	8	to	24	31,487	31,487
Customer relationships	10	to	15	24,700	24,700
				90,839	90,839
Accumulated amortization - definite-lived intangible assets				(19,406)	(17,485)
Other intangible assets, net				$71,433	$73,354

Amortization expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization expense	$961	$179	$1,921	$469

Future amortization of definite-lived intangible assets is as follows (in thousands):

Remainder of 2016	$1,633
2017	3,256
2018	3,164
2019	3,134
2020	3,108
Thereafter	25,086
$39,381

(9) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	June 30, 2016	December 31, 2015
Payroll and related liabilities	$4,070	$6,556
Other	6,421	6,471
Total accrued liabilities	$10,491	$13,027

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

Changes in our product warranty obligations were as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Balance, beginning of period	$8,545	$2,246
Accruals	1,644	1,691
Payments	(2,060)	(1,118)
Balance, end of period	$8,129	$2,819

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of applicable taxes, reported on our Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, effective portions of gains and losses of derivative securities designated as cash flow hedges, and foreign currency translation adjustments. The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax (in thousands) for the periods presented:

	Unrealized Gain on Available-for-Sale Securities	Loss on Derivative Securities (Effective Portion)	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, March 31, 2016	$2	$(682)	$(759)	$(1,439)
Current period other comprehensive income (loss) before reclassifications	8	(219)	(110)	(321)
Reclassification of amounts to earnings	—	114	—	114
Net other comprehensive income (loss) during period	8	(105)	(110)	(207)
Balance, June 30, 2016	$10	$(787)	$(869)	$(1,646)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Loss on Derivative Securities (Effective Portion)	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$(16)	$—	$(1,311)	$(1,327)
Current period other comprehensive income (loss) before reclassifications	26	(980)	442	(512)
Reclassification of amounts to earnings	—	193	—	193
Net other comprehensive income (loss) during period	26	(787)	442	(319)
Balance, June 30, 2016	$10	$(787)	$(869)	$(1,646)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2015	$(19)	$(774)	$(793)
Current period other comprehensive income	14	132	146
Balance, June 30, 2015	$(5)	$(642)	$(647)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(18)	$(290)	$(308)
Current period other comprehensive income (loss)	13	(352)	(339)
Balance, June 30, 2015	$(5)	$(642)	$(647)

(12) STOCK REPURCHASE PROGRAM

On November 3, 2014, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $15.0 million of our outstanding common stock from time to time during the ensuing period of 24 months. On May 4, 2016, our Board of Directors approved an expansion of our share repurchase program that authorized us to repurchase up to an additional $10.0 million of our outstanding common stock from time to time during the period of 24 months following such approval. Repurchases may be made in open market transactions at prevailing prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases are funded from existing cash balances, and the repurchased shares are retired and returned to unissued authorized shares.

As of June 30, 2016, a total of $13.4 million remains available for future repurchases. The repurchase program expires on November 3, 2016 as to the approximately $3.4 million remaining available for repurchases under the original $15.0 million authorization. The repurchase program expires on May 4, 2018 as to the $10.0 million available for repurchases under the $10.0 million expansion.

There were no repurchases during the three and six months ended June 30, 2016. Repurchases pursuant to the program were as follows:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Shares used to calculate basic income per share	31,072	31,485	31,044	31,441
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	263	306	271	360
Shares used to calculate diluted income per share	31,335	31,791	31,315	31,801

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted income per share because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	11	8	11	11

(14) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We operate in three segments - Direct, Retail, and Commercial and Specialty. Based on the aggregation criteria of ASC 280-10, we determined that two of the operating segments (Retail and Commercial and Specialty) can be aggregated due to these segments having similar economic and other characteristics. As a result, we have two reportable segments - Direct and Retail. This financial reporting structure was effective as of December 31, 2015, the date on which we acquired Octane.

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

Following is summary information by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales:
Direct	$44,940	$41,662	$126,174	$115,719
Retail	32,911	17,404	71,716	38,694
Royalty	678	629	1,567	1,521
Consolidated net sales	$78,529	$59,695	$199,457	$155,934
Contribution:
Direct	$7,525	$5,106	$28,669	$24,677
Retail	4,117	1,176	8,061	2,676
Royalty	678	629	1,548	1,521
Consolidated contribution	$12,320	$6,911	$38,278	$28,874

Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$12,320	$6,911	$38,278	$28,874
Amounts not directly related to segments:
Operating expenses	(5,747)	(2,979)	(12,405)	(7,337)
Other expense, net	(582)	(228)	(1,118)	(305)
Income tax expense	(2,295)	(1,485)	(9,473)	(8,154)
Income from continuing operations	$3,696	$2,219	$15,282	$13,078

There was no material change in the allocation of assets by segment during the first six months of 2016 and, accordingly, assets by segment are not presented.

For the three and six months ended June 30, 2016, Amazon.com accounted for 12.3% and 10.0%, respectively, of total net sales. For the second quarter of 2015, Amazon.com represented 13.2% of our total net sales, and no customer represented 10.0% or more of total net sales for the first six months of 2015.

(15) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of June 30, 2016, we had approximately $0.6 million in standby letters of credit with certain vendors expiring April 2017.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of June 30, 2016, we had approximately $36.2 million in noncancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of June 30, 2016.

Legal Matters
In 2004, we were sued in the Southern District of New York by BioSig Instruments, Inc. for alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products. No significant activity in the litigation occurred until 2008. In 2012, the United States District Court granted summary judgment to us on grounds that BioSig’s patents were invalid as a matter of law. BioSig appealed the grant of summary judgment and, in April 2013, the United States Court of Appeals for the Federal Circuit reversed the District Court’s decision on summary judgment and remanded the case to the District Court for further proceedings. On January 10, 2014, the U. S. Supreme Court granted our petition for a writ of certiorari to address the legal standard applied by the Federal Circuit in determining whether the patents may be valid under applicable law. The case was argued before the Supreme Court on April 28, 2014. By decision dated June 2, 2014, the Supreme Court unanimously reversed the Federal Circuit, holding that its standard of when a patent may be “indefinite” was incorrect and remanding to the Federal Circuit for reconsideration under the correct standard. The remand hearing in the Federal Circuit was held on October 29, 2014. By decision dated April 27, 2015, the same panel of the Federal Circuit affirmed its earlier reversal of the District Court’s decision on summary judgment. On May 27, 2015, we filed a petition for a rehearing en banc in the Federal Circuit, which was denied on August 4, 2015 and a Petition for Review by the U. S. Supreme Court which was also denied. The case has been returned to the District Court, and the parties are currently engaged in discovery and other pre-trial motion practice. We do not believe that our use of heart rate monitors utilized or purchased from third parties, and otherwise, infringes the BioSig patents.

In addition to the matter described above, from time to time, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

Litigation and jury verdicts are, to some degree, inherently unpredictable, and although we have determined that a loss is not probable in connection with any current legal proceeding, it is reasonably possible that a loss may be incurred in connection with proceedings to which we are a party. Assessment of whether incurrence of a loss is probable, or a reasonable possibility, in connection with a particular proceeding, and estimation of the loss, or a range of loss, involves complex judgments and numerous uncertainties. Management is unable to estimate a range of reasonably possible losses related to litigation in which the damages sought are indeterminate, or the legal and factual basis for the relevant claims have not been developed with specificity. As such, zero liability is recorded as of June 30, 2016.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). All references to the second quarter and first six months of 2016 and 2015 mean the three and six-month periods ended June 30, 2016 and 2015, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

Net sales for the first six months of 2016 were $199.5 million, an increase of $43.5 million, or 27.9%, as compared to net sales of $155.9 million for the first six months of 2015. Net sales of our Direct segment increased $10.5 million, or 9.0%, in the first six months of 2016, compared to the first six months of 2015, primarily due to increased consumer demand for our cardio products, especially the Bowflex Max Trainer®. Net sales of our Retail segment increased by $33.0 million, or 85.3%, in the first six months of 2016, compared to the first six months of 2015, primarily due to the addition of Octane sales, coupled with strong organic Retail sales growth across both cardio and strength product offerings.

Gross profit for the first six months of 2016 was $108.2 million, or 54.3% of net sales, an increase of $23.7 million, or 28.0%, as compared to gross profit of $84.5 million, or 54.2% of net sales, for the first six months of 2015. The increase in gross profit dollars was primarily due to the increase in net sales as well as margin improvements in both segments, as further described in the discussion of segment results.

Operating expenses for the first six months of 2016 were $82.3 million, an increase of $19.3 million, or 30.7%, as compared to operating expenses of $63.0 million for the first six months of 2015. The growth in operating expenses was primarily related to an increase in selling and marketing expenses, reflecting increased advertising and sales-related variable spending, together with incremental operating expenses from the Octane acquisition.

Operating income for the first six months of 2016 was $25.9 million, an increase of $4.3 million, or 20.1%, as compared to operating income of $21.5 million for the first six months of 2015. The improvement in operating results for the first six months of 2016 compared to the first six months of 2015 was driven primarily by higher net sales and improved gross profits.

Income from continuing operations was $15.3 million for the first six months of 2016, or $0.49 per diluted share, compared to income from continuing operations of $13.1 million, or $0.41 per diluted share, for the first six months of 2015. The effective tax rates for the first six months of 2016 and 2015 were 38.3% and 38.4%, respectively.

Net income for the first six months of 2016 was $15.0 million, compared to net income of $13.2 million for the first six months of 2015. Net income per diluted share was $0.48 for the first six months of 2016, compared to $0.41 for the first six months of 2015.

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

RESULTS OF OPERATIONS

Results of operations information was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2016	2015	$	%
Net sales	$78,529	$59,695	$18,834	31.6%
Cost of sales	36,667	29,039	7,628	26.3%
Gross profit	41,862	30,656	11,206	36.6%
Operating expenses:
Selling and marketing	24,711	20,052	4,659	23.2%
General and administrative	7,203	4,293	2,910	67.8%
Research and development	3,375	2,379	996	41.9%
Total operating expenses	35,289	26,724	8,565	32.0%
Operating income	6,573	3,932	2,641	67.2%
Other income (expense):
Interest income	68	59	9
Interest expense	(514)	(6)	(508)
Other, net	(136)	(281)	145
Total other expense, net	(582)	(228)	(354)
Income from continuing operations before income taxes	5,991	3,704	2,287
Income tax expense	2,295	1,485	810
Income from continuing operations	3,696	2,219	1,477
Income (loss) from discontinued operations, net of taxes	(166)	205	(371)
Net income	$3,530	$2,424	$1,106

	Six Months Ended June 30,		Change
	2016	2015	$	%
Net sales	$199,457	$155,934	$43,523	27.9%
Cost of sales	91,251	71,389	19,862	27.8%
Gross profit	108,206	84,545	23,661	28.0%
Operating expenses:
Selling and marketing	59,890	48,451	11,439	23.6%
General and administrative	15,434	9,871	5,563	56.4%
Research and development	7,009	4,686	2,323	49.6%
Total operating expenses	82,333	63,008	19,325	30.7%
Operating income	25,873	21,537	4,336	20.1%
Other income (expense):
Interest income	122	103	19
Interest expense	(980)	(11)	(969)
Other, net	(260)	(397)	137
Total other expense, net	(1,118)	(305)	(813)
Income from continuing operations before income taxes	24,755	21,232	3,523
Income tax expense	9,473	8,154	1,319
Income from continuing operations	15,282	13,078	2,204
Income (loss) from discontinued operations, net of taxes	(308)	78	(386)
Net income	$14,974	$13,156	$1,818

Results of operations information by segment was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2016	2015	$	%
Net sales:
Direct	$44,940	$41,662	$3,278	7.9%
Retail	32,911	17,404	15,507	89.1%
Royalty	678	629	49	7.8%
	$78,529	$59,695	$18,834	31.6%
Cost of sales:
Direct	$14,781	$15,730	$(949)	(6.0)%
Retail	21,886	13,309	8,577	64.4%
	$36,667	$29,039	$7,628	26.3%
Gross profit:
Direct	$30,159	$25,932	$4,227	16.3%
Retail	11,025	4,095	6,930	169.2%
Royalty	678	629	49	7.8%
	$41,862	$30,656	$11,206	36.6%
Gross margin:
Direct	67.1%	62.2%	490	basis points
Retail	33.5%	23.5%	1,000	basis points

	Six Months Ended June 30,		Change
	2016	2015	$	%
Net sales:
Direct	$126,174	$115,719	$10,455	9.0%
Retail	71,716	38,694	33,022	85.3%
Royalty	1,567	1,521	46	3.0%
	$199,457	$155,934	$43,523	27.9%
Cost of sales:
Direct	$42,153	$41,477	$676	1.6%
Retail	49,079	29,912	19,167	64.1%
Royalty	19	—	19	—%
	$91,251	$71,389	$19,862	27.8%
Gross profit:
Direct	$84,021	$74,242	$9,779	13.2%
Retail	22,637	8,782	13,855	157.8%
Royalty	1,548	1,521	27	1.8%
	$108,206	$84,545	$23,661	28.0%
Gross margin:
Direct	66.6%	64.2%	240	basis points
Retail	31.6%	22.7%	890	basis points

The following table compares the net sales of our major product lines within each business segment (dollars in thousands):

	Three Months Ended June 30,		Change
	2016	2015	$	%
Direct net sales:
Cardio products(1)	$41,434	$37,849	$3,585	9.5%
Strength products(2)	3,506	3,813	(307)	(8.1)%
	44,940	41,662	3,278	7.9%
Retail net sales:
Cardio products(1)	23,506	9,352	14,154	151.3%
Strength products(2)	9,405	8,052	1,353	16.8%
	32,911	17,404	15,507	89.1%

Royalty	678	629	49	7.8%
	$78,529	$59,695	$18,834	31.6%

	Six Months Ended June 30,		Change
	2016	2015	$	%
Direct net sales:
Cardio products(1)	$118,526	$107,883	$10,643	9.9%
Strength products(2)	7,648	7,836	(188)	(2.4)%
	126,174	115,719	10,455	9.0%
Retail net sales:
Cardio products(1)	53,459	23,238	30,221	130.0%
Strength products(2)	18,257	15,456	2,801	18.1%
	71,716	38,694	33,022	85.3%

Royalty	1,567	1,521	46	3.0%
	$199,457	$155,934	$43,523	27.9%

(1) Cardio products include: Max Trainer®, TreadClimber®, Zero Runner®, treadmills, exercise bikes and ellipticals.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights and accessories.

Direct

Direct net sales increased by 7.9% and 9.0%, respectively, for the three and six month periods ended June 30, 2016 compared to the same periods of 2015. The increases in net sales were primarily related to our cardio products, especially the Bowflex Max Trainer®. The gains in cardio were offset by declines in strength sales of 8.1% and 2.4%, respectively, for the three and six month periods ended June 30, 2016 compared to the same periods of 2015.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the second quarter of 2016 increased to 47.3%, compared to 46.1% in the same period of 2015. We attribute the increase to sales of the Bowflex Max Trainer®, which has continued to attract consumers with better credit scores, and our media strategy focused on driving quality consumer leads.

The $0.9 million decrease in cost of sales of our Direct business in the second quarter of 2016 compared to the same period of 2015 was due to favorable product mix and lower reserve requirements. These factors were offset by growth in net sales in the six month period ended June 30, 2016, resulting in a $0.7 million increase in cost of sales for the Direct business.

For the three and six month periods ended June 30, 2016, Direct gross margin increased 490 and 240 basis points, respectively, as compared to the same periods of 2015 primarily due to product mix and lower reserve requirements.

Retail

Retail net sales increased by 89.1% and 85.3%, respectively, for the three and six month periods ended June 30, 2016 compared to the same periods of 2015. The increases were primarily driven by the acquisition of Octane, as well as organic growth across a variety of cardio and strength products.

The increases in cost of sales of our Retail business for the three and six month periods ended June 30, 2016 compared to the same periods of 2015 were almost entirely related to the growth in Retail net sales as discussed above, as well as the acquisition of Octane.

For the three and six month periods ended June 30, 2016, Retail gross margin increased 1,000 and 890 basis points, respectively, compared to the same periods of 2015 due to the inclusion of Octane, which has higher margins, along with leveraging of supply chain costs and lower reserve requirements in the organic Retail business. The margin increases for the three and six month periods of 2016 are net of purchase price accounting-related inventory step up charges of $0.3 million and $1.0 million, respectively, that are included in cost of sales.

Selling and Marketing

Dollars in thousands	Three Months Ended June 30,		Change
	2016	2015	$	%
Selling and marketing	$24,711	$20,052	$4,659	23.2%
As % of net sales	31.5%	33.6%

Dollars in thousands	Six Months Ended June 30,		Change
	2016	2015	$	%
Selling and marketing	$59,890	$48,451	$11,439	23.6%
As % of net sales	30.0%	31.1%

The increases in selling and marketing expense in the three and six month periods ended June 30, 2016 compared to the same periods of 2015 were primarily related to higher media advertising of $1.0 million and $4.3 million, respectively; increased variable sales expenses of $0.6 million and $1.4 million, respectively; and incremental selling and marketing expenses related to the inclusion of Octane of $2.4 million and $4.9 million, respectively.

The decreases in selling and marketing expense as a percentage of net sales in the three and six month periods ended June 30, 2016 compared to the same periods of 2015 were primarily due to the acquisition of Octane and growth in the organic Retail business, both of which have a lower selling and marketing expense percentage than the company average.

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows:

Dollars in thousands	Three Months Ended June 30,		Change
	2016	2015	$	%
Media advertising	$12,505	$11,459	$1,046	9.1%

Dollars in thousands	Six Months Ended June 30,		Change
	2016	2015	$	%
Media advertising	$30,014	$25,701	$4,313	16.8%

The increases in media advertising in the three and six month periods ended June 30, 2016 compared to the same periods of 2015 were primarily to drive incremental leads and sales in the Direct business.

General and Administrative

Dollars in thousands	Three Months Ended June 30,		Change
	2016	2015	$	%
General and administrative	$7,203	$4,293	$2,910	67.8%
As % of net sales	9.2%	7.2%

Dollars in thousands	Six Months Ended June 30,		Change
	2016	2015	$	%
General and administrative	$15,434	$9,871	$5,563	56.4%
As % of net sales	7.7%	6.3%

The increases in general and administrative in the three and six month periods ended June 30, 2016 compared to the same periods of 2015 were primarily due to the addition of Octane ($0.8 million and $1.9 million, respectively), infrastructure ($0.7 million and $1.5 million, respectively), and employee-related costs ($0.7 million and $1.1 million, respectively), and lower expense in the prior periods due to state business tax refund of $0.5 million received in the second quarter of 2015. In addition, the three and six month periods ended June 30, 2016 include amortization related to Octane acquired assets of $0.8 million and $1.5 million, respectively.

The increases in general and administrative as a percentage of net sales in the three and six month periods ended June 30, 2016 compared to the same periods of 2015 were due to the increased spending as discussed above.

Research and Development

Dollars in thousands	Three Months Ended June 30,		Change
	2016	2015	$	%
Research and development	$3,375	$2,379	$996	41.9%
As % of net sales	4.3%	4.0%

Dollars in thousands	Six Months Ended June 30,		Change
	2016	2015	$	%
Research and development	$7,009	$4,686	$2,323	49.6%
As % of net sales	3.5%	3.0%

The increases in research and development in the three and six month periods ended June 30, 2016 compared to the same periods of 2015 were primarily due to our investment in additional engineering and product development headcount as we continue to supplement our new product development resources required to innovate and broaden our product portfolio, coupled with the incremental impact of the research and development expenses related to Octane.

The increases in research and development as a percentage of net sales in the three and six month periods of 2016 compared to the same periods of 2015 were primarily due to the increased investment discussed above.

Interest Expense
Interest expense increased $0.5 million and $1.0 million, respectively, for the three and six month periods ended June 30, 2016 compared to the same periods of 2015 due to borrowings under our new term loan in connection with the Octane acquisition on December 31, 2015.

Other, Net
Other, net relates to the effect of exchange rate fluctuations between the U.S. and our foreign subsidiaries, primarily Canada, China and Europe.

Income Tax Expense

Dollars in thousands	Three Months Ended June 30,		Change
	2016	2015	$	%
Income tax expense	$2,295	$1,485	$810	54.5%
Effective tax rate	38.3%	40.1%

Dollars in thousands	Six Months Ended June 30,		Change
	2016	2015	$	%
Income tax expense	$9,473	$8,154	$1,319	16.2%
Effective tax rate	38.3%	38.4%

The increases in income tax expense from continuing operations for the three and six month periods ended June 30, 2016 compared to the same periods of 2015 primarily related to increases in the profitability of our U.S. and Canadian operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had total cash and investments of $73.5 million compared to $60.8 million as of December 31, 2015. Cash provided by operating activities was $23.0 million for the six months ended June 30, 2016, compared to $18.7 million for the six months ended June 30, 2015. We expect our cash, cash equivalents and available-for-sale securities at June 30, 2016, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from June 30, 2016.

The increase in cash flows from operating activities for the six months ended June 30, 2016 as compared to the same period of 2015 was primarily due to improved operating performance, as well as changes in our operating assets and liabilities as discussed below.

Trade receivables decreased $25.5 million to $19.7 million as of June 30, 2016, compared to $45.2 million as of December 31, 2015, due to seasonally lower net sales in the Retail business. Trade receivables as of June 30, 2016 compared to June 30, 2015 increased $7.0 million due to the acquisition of Octane.

Inventories increased $0.3 million to $43.0 million as of June 30, 2016, compared to $42.7 million as of December 31, 2015. Inventories as of June 30, 2016 compared to June 30, 2015 increased by $14.6 million, primarily due to the acquisition of Octane.

Net deferred income tax liability increased $3.6 million to $13.1 million as of June 30, 2016, compared to $9.5 million as of December 31, 2015, primarily due to the utilization of tax credit carryforwards from prior periods.

Trade payables decreased $18.5 million to $43.2 million as of June 30, 2016, compared to $61.7 million as of December 31, 2015, due to seasonality in the business. Trade payables as of June 30, 2016 compared to June 30, 2015 increased $10.5 million. The lower amount outstanding as of June 30, 2015 was primarily due to a temporary acceleration of payment terms for a vendor to support inventory positions.

Accrued liabilities decreased $2.5 million to $10.5 million as of June 30, 2016, compared to $13.0 million as of December 31, 2015, due to a reduction in accrued incentive compensation in the first six months of 2016, reflecting payout of incentive compensation during the first quarter.

Cash used in investing activities of $7.5 million for the first six months of 2016 was primarily related to $3.5 million of payments to Octane under the December 31, 2015 stock purchase agreement, and net purchases of marketable securities of $3.3 million. In addition, $0.7 million was used for capital expenditures during the period primarily for production tooling and computer hardware and software. We anticipate spending between $5.5 million and $6.5 million in 2016 for software, equipment, and product tooling.

Cash used in financing activities of $6.1 million for the first six months of 2016 was related to repayments on our term loan of $8.0 million, partially offset by $1.7 million of recognized excess tax benefits related to stock-based compensation.

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

The interest rate applicable to the term loan, as well as each advance under the revolving line of credit, is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. As of June 30, 2016 our borrowing rate for both the term loan and line of credit advances was 1.70%.

As of June 30, 2016, the balance on our term loan was $72.0 million, and we had no outstanding borrowings under the line of credit. In addition, $0.6 million in letters of credit that expire in April 2017 were outstanding under the Credit Agreement. As of June 30, 2016, we were in compliance with the financial covenants of the Credit Agreement and approximately $19.4 million was available for borrowing under the line of credit.

As of June 30, 2016, we had a $72.0 million receive-variable, pay-fixed interest rate swap outstanding with Chase Bank. The interest rate swap amortizes monthly in line with the outstanding principal balance on our term loan and is classified as a cash flow hedge. The swap matures on December 31, 2020 and has a fixed rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark. At June 30, 2016, the one-month LIBOR rate was 0.45%.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at June 30, 2016.

Stock Repurchase Program
On November 3, 2014, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $15.0 million of our outstanding common stock from time to time during the ensuing period of 24 months. On May 4, 2016, our Board of Directors approved an expansion of our share repurchase program that authorized us to repurchase up to an additional $10.0 million of our outstanding common stock from time to time during the period of 24 months following such approval. Repurchases may be made in open market transactions at prevailing prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases are funded from existing cash balances, and the repurchased shares are retired and returned to unissued authorized shares.

As of June 30, 2016, we have repurchased 711,708 shares at an average price of $16.25 per share for a total of $11.6 million, and

$13.4 million remains available for future repurchases. The repurchase program expires on November 3, 2016 as to the approximately $3.4 million remaining available for repurchases under the original $15.0 million authorization. The repurchase program expires on May 4, 2018 as to the $10.0 million available for repurchases under the $10.0 million expansion.

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

Interest Rate Risk
Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents, marketable securities, variable-rate debt obligations, and derivative liabilities. As of June 30, 2016, we had cash equivalents of $14.6 million held in a combination of money market funds, commercial paper and corporate bonds, and marketable securities of $33.3 million, held in a combination of certificates of deposit, corporate bonds, and U.S. government bonds. Our cash equivalents mature within three months or less from the date of purchase. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. We have classified our marketable securities as available-for-sale and, therefore, we may choose to sell or hold them as changes in the market occur. Because of the short-term nature of the instruments in our portfolio, a decline in interest rates would reduce our interest income over time, and an increase in interest rates may negatively affect the market price or liquidity of certain securities within the portfolio, but a change in interest rates would not have a material impact on our results of operations, financial position or cash flows.

Our negotiated credit facilities generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of June 30, 2016, the outstanding balances on our credit facilities totaled $72.0 million.

In January 2016, we entered into an $80.0 million receive-variable, pay-fixed interest rate swap agreement, amortizing monthly in line with the outstanding principal balance on our term loan. The swap is classified as a cash flow hedge and effectively fixes the interest rate on our variable-rate term loan. The interest rate swap matures on December 31, 2020 and has a fixed interest rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark, which was 0.45% at June 30, 2016.

The fair value of our interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. The amounts related to our cash flow hedge are recorded as deferred gains or losses in our Consolidated Balance Sheets with the offset recorded in accumulated other comprehensive income, net of tax. At June 30, 2016, the fair value of our interest rate swap agreement was a liability of $1.3 million. The estimated amount expected to be reclassified into earnings within the next twelve months was $0.3 million at June 30, 2016.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

Patent Infringement Case
In 2004, we were sued in the Southern District of New York by BioSig Instruments, Inc. for alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products. No significant activity in the litigation occurred until 2008. In 2012, the United States District Court granted summary judgment to us on grounds that BioSig’s patents were invalid as a matter of law. BioSig appealed the grant of summary judgment and, in April 2013, the United States Court of Appeals for the Federal Circuit reversed the District Court’s decision on summary judgment and remanded the case to the District Court for further proceedings. On January 10, 2014, the U. S. Supreme Court granted our petition for a writ of certiorari to address the legal standard applied by the Federal Circuit in determining whether the patents may be valid under applicable law. The case was argued before the Supreme Court on April 28, 2014. By decision dated June 2, 2014, the Supreme Court unanimously reversed the Federal Circuit, holding that its standard of when a patent may be “indefinite” was incorrect and remanding to the Federal Circuit for reconsideration under the correct standard. The remand hearing in the Federal Circuit was held on October 29, 2014. By decision dated April 27, 2015, the same panel of the Federal Circuit affirmed its earlier reversal of the District Court’s decision on summary judgment. On May 27, 2015, we filed a petition for a rehearing en banc in the Federal Circuit, which was denied on August 4, 2015 and a Petition for Review by the U. S. Supreme Court which was also denied. The case has been returned to the District Court, and the parties are currently engaged in discovery and other pre-trial motion practice. We do not believe that our use of heart rate monitors utilized or purchased from third parties, and otherwise, infringes the BioSig patents.

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

101
The following financial statements from Nautilus, Inc.'s quarterly report on Form 10-Q for the three and six months ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.
(Registrant)

August 4, 2016	By:	/S/ Bruce M. Cazenave
Date		Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.
(Registrant)

August 4, 2016	By:	/S/ Sidharth Nayar
Date		Sidharth Nayar
Chief Financial Officer (Principal Financial and Accounting Officer)