Form 10-Q
period 2016-09-30
NAUTILUS, INC.
filed 2016-11-03
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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
The number of shares outstanding of the registrant's common stock as of October 31, 2016 was 31,129,383 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$31,169	$30,778
Available-for-sale securities	28,081	29,998
Trade receivables, net of allowances of $102 and $918	31,266	45,155
Inventories	49,238	42,729
Prepaids and other current assets	6,993	6,888
Income taxes receivable	5,836	439
Deferred income tax assets	—	8,904
Total current assets	152,583	164,891
Property, plant and equipment, net	18,046	16,764
Goodwill	60,516	60,470
Other intangible assets, net	70,616	73,354
Other assets	558	433
Total assets	$302,319	$315,912
Liabilities and Shareholders' Equity
Trade payables	$44,781	$61,745
Accrued liabilities	9,379	13,027
Warranty obligations	3,773	4,753
Note payable, current portion, net of unamortized debt issuance costs of $7 and $7	15,993	15,993
Total current liabilities	73,926	95,518
Warranty obligations, non-current	4,047	3,792
Income taxes payable, non-current	2,342	4,116
Deferred income tax liabilities, non-current	13,382	18,380
Other long-term liabilities	2,994	3,144
Note payable, non-current, net of unamortized debt issuance costs of $23 and $29	51,977	63,971
Total liabilities	148,668	188,921
Commitments and contingencies (Note 15)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 31,129 and 31,005 shares issued and outstanding	5,004	796
Retained earnings	150,090	127,522
Accumulated other comprehensive loss	(1,443)	(1,327)
Total shareholders' equity	153,651	126,991
Total liabilities and shareholders' equity	$302,319	$315,912

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$80,818	$70,690	$280,275	$226,624
Cost of sales	41,601	34,481	132,852	105,870
Gross profit	39,217	36,209	147,423	120,754
Operating expenses:
Selling and marketing	21,394	21,742	81,284	70,193
General and administrative	6,177	5,505	21,611	15,376
Research and development	3,435	2,573	10,444	7,259
Total operating expenses	31,006	29,820	113,339	92,828
Operating income	8,211	6,389	34,084	27,926
Other income (expense):
Interest income	60	61	182	164
Interest expense	(489)	(6)	(1,469)	(17)
Other, net	211	(15)	(49)	(412)
Total other income (expense), net	(218)	40	(1,336)	(265)
Income from continuing operations before income taxes	7,993	6,429	32,748	27,661
Income tax expense	148	2,556	9,621	10,710
Income from continuing operations	7,845	3,873	23,127	16,951
Discontinued operations:
Loss from discontinued operations before income taxes	(308)	(159)	(612)	(472)
Income tax benefit from discontinued operations	(57)	(14)	(53)	(405)
Loss from discontinued operations	(251)	(145)	(559)	(67)
Net income	$7,594	$3,728	$22,568	$16,884

Basic income per share from continuing operations	$0.25	$0.12	$0.74	$0.54
Basic loss per share from discontinued operations	(0.01)	—	(0.02)	—
Basic net income per share(1)	$0.24	$0.12	$0.73	$0.54

Diluted income per share from continuing operations	$0.25	$0.12	$0.74	$0.53
Diluted loss per share from discontinued operations	(0.01)	—	(0.02)	—
Diluted net income per share	$0.24	$0.12	$0.72	$0.53
Shares used in per share calculations:
Basic	31,118	31,272	31,069	31,386
Diluted	31,385	31,527	31,340	31,702

(1) May not add due to rounding.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$7,594	$3,728	$22,568	$16,884
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of income tax expense of $0, $9, $16 and $14	—	10	26	23
Income (loss) on derivative securities, effective portion, net of income tax benefit (expense) of $(150), $0, $326 and $0	248	—	(539)	—
Foreign currency translation, net of income tax (benefit) expense of $(1), $5, $(6) and $9	(45)	(451)	397	(803)
Other comprehensive income (loss)	203	(441)	(116)	(780)
Comprehensive income	$7,797	$3,287	$22,452	$16,104

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Income from continuing operations	$23,127	$16,951
Loss from discontinued operations	(559)	(67)
Net income	22,568	16,884
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,748	2,511
Provision for (benefit from) allowance for doubtful accounts	183	(118)
Inventory lower-of-cost-or-market adjustments	72	136
Stock-based compensation expense	2,045	1,073
Loss on asset dispositions	107	289
Deferred income taxes, net of valuation allowance	5,707	9,503
Excess tax (benefit) deficiency related to stock-based awards	(1,852)	1
Other	6	—
Changes in operating assets and liabilities:
Trade receivables	13,633	7,514
Inventories	(4,716)	(10,748)
Prepaids and other current assets	(413)	1,205
Income taxes receivable	(5,397)	(82)
Trade payables	(15,475)	(9,030)
Accrued liabilities, including warranty obligations	(7,286)	(630)
Net cash provided by operating activities	14,930	18,508
Cash flows from investing activities:
Purchases of available-for-sale securities	(22,972)	(55,230)
Proceeds from maturities of available-for-sale securities	24,818	33,186
Proceeds from sales of available-for-sale securities	71	3,381
Acquisition of business, net of cash acquired	(3,468)	—
Purchases of property, plant and equipment	(3,237)	(3,604)
Net cash used in investing activities	(4,788)	(22,267)
Cash flows from financing activities:
Payments on long-term debt	(12,000)	—
Payments for stock repurchases	—	(11,568)
Proceeds from exercise of stock options and employee stock plan purchases	531	1,001
Tax payments related to stock award issuances	(221)	(775)
Excess tax benefit (deficiency) related to stock-based awards	1,852	(1)
Net cash used in financing activities	(9,838)	(11,343)
Effect of exchange rate changes on cash and cash equivalents	87	(1,083)
Increase (decrease) in cash and cash equivalents	391	(16,185)
Cash and cash equivalents:
Beginning of period	30,778	45,206
End of period	$31,169	$29,021
Supplemental disclosure of cash flow information:
Cash paid for interest	$(1,462)	$(17)
Cash paid for income taxes, net	(11,331)	(917)
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$922	$602
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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2016 and December 31, 2015, and our results of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

New Accounting Pronouncements

ASU 2016-15
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." The amendments in ASU 2016-15 are intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows, with the intent of reducing diversity in practice for the eight (8) types of cash flows identified. ASU 2016-15 is effective for public companies' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. Entities must apply the guidance retrospectively to all periods presented, but may apply it prospectively if retrospective application would be impracticable. We do not expect the adoption of ASU 2016-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments." The amendments in ASU 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2019, using a modified-retrospective approach, with certain exceptions. Early adoption is permitted. While we do not expect the adoption of ASU 2016-13 to have a material effect on our business, we are evaluating any potential impact that adoption of ASU 2016-13 may have on our financial position, results of operations or cash flows.

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

For the three and nine months ended September 30, 2016, Octane contributed net sales of $16.2 million and $40.9 million, respectively. Octane contributed net income of $1.1 million for the third quarter of 2016 and $0.3 million for the first nine months of 2016. Operating results for the current three-month and year-to-date periods included amortization of acquired assets of $0.8 million and $2.3 million, respectively, and purchase accounting related inventory step-up charges of $0.1 million and $1.1 million, respectively. Working capital and other measurement period adjustments as of September 30, 2016 totaled $0.7 million and are detailed in the preliminary valuation table shown below.

Total acquisition costs incurred for the nine months ended September 30, 2016 were $0.3 million, and cumulative-to-date costs total $0.9 million. These charges were expensed as incurred in general and administrative costs.

Purchase Price Allocation
Acquired assets and liabilities were recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair value of identifiable net assets resulted in the recognition of goodwill of $58.3 million, all of which was assigned to the Retail segment, and is attributed primarily to Octane's intellectual property base, benefits of access to different markets and customers, and employee workforce. The goodwill is not expected to be deductible for income tax purposes.

The following table summarizes the preliminary fair values of the net assets acquired and liabilities assumed and measurement period adjustments since December 31, 2015, the acquisition date (in thousands):

	Preliminary valuation at December 31, 2015	Measurement period adjustments	Adjusted preliminary valuation at September 30, 2016
Cash	$7,759	$—	$7,759
Accounts receivable	12,507	—	12,507
Inventories	12,168	1,515	13,683
Prepaid expenses	1,028	(143)	885
Deferred tax assets	1,287	(527)	760
Property, plant and equipment	3,240	132	3,372
Intangible assets	63,100	—	63,100
Total assets acquired	101,089	977	102,066

Accounts payable	6,215	282	6,497
Accrued liabilities	1,614	(8)	1,606
Warranty obligations	5,550	—	5,550
Deferred tax liabilities, non-current	20,914	98	21,012
Other non-current liabilities	519	(129)	390
Total liabilities assumed	34,812	243	35,055

Net identifiable assets acquired	66,277	734	67,011
Goodwill	58,357	(63)	58,294
Net assets acquired	$124,634	$671	$125,305

The allocation of the purchase price is preliminary and is based upon valuation information available and estimates and assumptions made as of September 30, 2016. We are still in the process of verifying data and finalizing information including valuation and recording of the assets acquired and liabilities assumed, and the resulting amount of recognized goodwill.

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

Summary of Unaudited Pro Forma Information
The following table reflects the unaudited pro forma consolidated results of operations for the periods presented, as though the acquisition of Octane had occurred on January 1, 2015 (in thousands, except per share amounts):

	(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$80,818	$83,931	$280,275	$268,422
Net income	7,308	3,691	23,682	17,053
Net income per share:
Basic	$0.23	$0.12	$0.76	$0.54
Diluted	0.23	0.12	0.76	0.54

The unaudited pro forma financial information is presented for illustrative purposes only and is not indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results.

(3) DISCONTINUED OPERATIONS

There was no revenue related to discontinued operations for the nine months ended September 30, 2016 or the year ended December 31, 2015. However, we continue to have legal and accounting expenses as we work with authorities on final deregistration of certain foreign entities and product liability expenses associated with product previously sold into the Commercial channel.

The following table summarizes liabilities for exit costs related to discontinued operations, included in accrued liabilities in our Condensed Consolidated Balance Sheets (in thousands):

Facilities Leases
Balance, December 31, 2015	$300
Payments	(225)
Balance, September 30, 2016	$75

We expect the lease obligations to be paid out through 2016.

(4) FAIR VALUE MEASUREMENTS

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 - observable inputs such as quoted prices (unadjusted) in active liquid markets for identical securities as of the reporting date;

•
Level 2 - other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; or observable market prices in markets with insufficient volume and/or infrequent transactions; and

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$3,474	$—	$—	$3,474
Commercial paper	—	1,999	—	1,999
Total cash equivalents	3,474	1,999	—	5,473
Available-for-Sale Securities
Certificates of deposit(1)	—	25,048	—	25,048
Corporate bonds	—	1,027	—	1,027
U.S. government bonds	—	2,006	—	2,006
Total available-for-sale securities	—	28,081	—	28,081

Total assets measured at fair value	$3,474	$30,080	$—	$33,554

Liabilities:
Derivatives
Interest rate swap contract	$—	$(865)	$—	$(865)

Total liabilities measured at fair value	$—	$(865)	$—	$(865)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$1	$—	$—	$1
Corporate bonds	—	733	—	733
Total cash equivalents	1	733	—	734

Available-for-Sale Securities
Certificates of deposit(1)	—	25,234	—	25,234
Corporate bonds	—	4,764	—	4,764
Total available-for-sale securities	—	29,998	—	29,998

Total assets measured at fair value	$1	$30,731	$—	$30,732

(1) All certificates of deposit are within current FDIC insurance limits.

We did not have any liabilities measured at fair value on a recurring basis as of December 31, 2015.

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the three and nine months ended September 30, 2016, nor for the year ended December 31, 2015.

We did not have any changes to our valuation techniques during the three and nine months ended September 30, 2016, nor for the year ended December 31, 2015.

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value. Level 1 investment valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 investment valuations are obtained from inputs, other than quoted market prices in active markets for identical assets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions. The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Unrealized holding gains and losses are excluded from earnings and are reported net of tax in comprehensive income until realized.

The fair value of our interest rate swap contract is calculated as the present value of estimated future cash flows using discount factors derived from relevant Level 2 market inputs, including forward curves and volatility levels.

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property, plant and equipment, goodwill, other intangible assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We did not perform any valuations on assets or liabilities that are valued at fair value on a nonrecurring basis during the first nine months of 2016. During the fourth quarter of 2015, we performed our annual goodwill and indefinite-lived trade names impairment analyses effective as of October 1, 2015. During the nine months ended September 30, 2016 and the year ended December 31, 2015, we did not record any other-than-temporary impairments on our financial assets required to be measured at fair value on a nonrecurring basis.

(5) DERIVATIVES

From time to time, we enter into interest rate swaps to fix a portion of our interest expense. We do not enter into derivative instruments for any purpose other than to manage interest rate exposure to fluctuations in the one-month LIBOR benchmark. That is, we do not engage in interest rate speculation using derivative instruments.

As of September 30, 2016, we had a $68.0 million interest rate swap outstanding with JPMorgan Chase Bank, N.A. This interest rate swap matures on December 31, 2020 and has a fixed rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark. At September 30, 2016, the one-month LIBOR rate was 0.52%.

We typically designate all interest rate swaps as cash flow hedges and, accordingly, record the change in fair value for the effective portion of these interest rate swaps in accumulated other comprehensive income rather than current period earnings until the underlying hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three and nine months ended September 30, 2016, there was no ineffectiveness. As of September 30, 2016, we expect to reclassify a loss of $0.6 million from accumulated other comprehensive loss to earnings within the next twelve months.

The fair value of our derivative instruments was included in our Condensed Consolidated Balance Sheets as follows (in thousands):

	Balance Sheet Classification	As of
		September 30, 2016	December 31, 2015
Derivatives instruments designated as cash flow hedges:
Interest rate swap contract	Accrued liabilities	$550	$—
	Other long-term liabilities	315	—
		$865	$—

The effect of derivative instruments on our Condensed Consolidated Statements of Operations was as follows (in thousands):

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Derivatives instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income before reclassifications	---	$84	$—	$(896)	$—
Loss reclassified from accumulated other comprehensive income to earnings for the effective portion	Interest expense	$(167)	$—	$(480)	$—
Related tax effect	Income tax benefit	$3	$—	$123	$—

(6) INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	September 30, 2016	December 31, 2015
Finished goods	$45,593	$39,115
Parts and components	3,645	3,614
Total inventories	$49,238	$42,729

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				September 30, 2016	December 31, 2015
Automobiles	5	to	6	$139	$139
Leasehold improvements	4	to	20	3,256	3,397
Computer software and equipment	3	to	7	25,706	23,991
Machinery and equipment	3	to	5	12,540	10,867
Furniture and fixtures	5	to	20	2,062	1,605
Work in progress(1)	N/A			1,308	1,655
Total cost				45,011	41,654
Accumulated depreciation				(26,965)	(24,890)
Total property, plant and equipment, net				$18,046	$16,764
(1) Work in progress includes production tooling and equipment, and internal use software development.

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The rollforward of goodwill was as follows (in thousands):

	Direct	Retail	Total
Balance, January 1, 2015	$2,520	$—	$2,520
Currency exchange rate adjustment	(407)	—	(407)
Business acquisition (Note 2)	—	58,357	58,357
Balance, December 31, 2015	2,113	58,357	60,470
Currency exchange rate adjustment	117	(8)	109
Business acquisition (Note 2) - measurement period adjustments	—	(63)	(63)
Balance, September 30, 2016	$2,230	$58,286	$60,516

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				September 30, 2016	December 31, 2015
Indefinite-lived trademarks	N/A			$32,052	$32,052
Definite-lived trademarks	10	to	15	2,600	2,600
Patents	8	to	24	31,487	31,487
Customer relationships	10	to	15	24,700	24,700
				90,839	90,839
Accumulated amortization - definite-lived intangible assets				(20,223)	(17,485)
Other intangible assets, net				$70,616	$73,354

Amortization expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization expense	$817	$188	$2,738	$657

Future amortization of definite-lived intangible assets is as follows (in thousands):

Remainder of 2016	$816
2017	3,256
2018	3,164
2019	3,134
2020	3,108
Thereafter	25,086
$38,564

(9) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	September 30, 2016	December 31, 2015
Payroll and related liabilities	$3,282	$6,556
Other	6,097	6,471
Total accrued liabilities	$9,379	$13,027

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

Changes in our product warranty obligations were as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Balance, beginning of period	$8,545	$2,246
Accruals	2,132	1,845
Payments	(2,857)	(1,433)
Balance, end of period	$7,820	$2,658

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

	Unrealized Gain on Available-for-Sale Securities	Gain (Loss) on Derivative Securities (Effective Portion)	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2016	$10	$(787)	$(869)	$(1,646)
Current period other comprehensive income (loss) before reclassifications	—	84	(45)	39
Reclassification of amounts to earnings	—	164	—	164
Net other comprehensive income (loss) during period	—	248	(45)	203
Balance, September 30, 2016	$10	$(539)	$(914)	$(1,443)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Loss on Derivative Securities (Effective Portion)	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$(16)	$—	$(1,311)	$(1,327)
Current period other comprehensive income (loss) before reclassifications	26	(896)	397	(473)
Reclassification of amounts to earnings	—	357	—	357
Net other comprehensive income (loss) during period	26	(539)	397	(116)
Balance, September 30, 2016	$10	$(539)	$(914)	$(1,443)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, June 30, 2015	$(5)	$(642)	$(647)
Current period other comprehensive income (loss)	10	(451)	(441)
Balance, September 30, 2015	$5	$(1,093)	$(1,088)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(18)	$(290)	$(308)
Current period other comprehensive income (loss)	23	(803)	(780)
Balance, September 30, 2015	$5	$(1,093)	$(1,088)

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

As of September 30, 2016, a total of $13.4 million remained available for future repurchases. The repurchase program expires on November 3, 2016 as to the approximately $3.4 million remaining available for repurchases under the original $15.0 million authorization. The repurchase program expires on May 4, 2018 as to the $10.0 million available for repurchases under the $10.0 million expansion.

There were no repurchases during the three and nine months ended September 30, 2016. Repurchases pursuant to the program were as follows:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Shares used to calculate basic income per share	31,118	31,272	31,069	31,386
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	267	255	271	316
Shares used to calculate diluted income per share	31,385	31,527	31,340	31,702

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted income per share because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	4	7	11	10

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

Following is summary information by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales:
Direct	$33,710	$42,876	$159,884	$158,595
Retail	46,223	25,730	117,939	64,424
Royalty	885	2,084	2,452	3,605
Consolidated net sales	$80,818	$70,690	$280,275	$226,624
Contribution:
Direct	$2,584	$5,394	$31,253	$30,071
Retail	9,164	3,224	17,225	5,900
Royalty	871	2,084	2,419	3,605
Consolidated contribution	$12,619	$10,702	$50,897	$39,576

Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$12,619	$10,702	$50,897	$39,576
Amounts not directly related to segments:
Operating expenses	(4,408)	(4,313)	(16,813)	(11,650)
Other income (expense), net	(218)	40	(1,336)	(265)
Income tax expense	(148)	(2,556)	(9,621)	(10,710)
Income from continuing operations	$7,845	$3,873	$23,127	$16,951

There was no material change in the allocation of assets by segment during the first nine months of 2016 and, accordingly, assets by segment are not presented.

For the three and nine months ended September 30, 2016, Amazon.com accounted for 17.2% and 12.1%, respectively, of total net sales. For the third quarter of 2015, Amazon.com represented 13.6% of our total net sales, and no customer represented 10.0% or more of total net sales for the first nine months of 2015.

(15) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of September 30, 2016, we had approximately $0.6 million in standby letters of credit with certain vendors expiring April 2017.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of September 30, 2016, we had approximately $35.0 million in noncancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of September 30, 2016.

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

Litigation and jury verdicts are, to some degree, inherently unpredictable, and although we have determined that a loss is not probable in connection with any current legal proceeding, it is reasonably possible that a loss may be incurred in connection with proceedings to which we are a party. Assessment of whether incurrence of a loss is probable, or a reasonable possibility, in connection with a particular proceeding, and estimation of the loss, or a range of loss, involves complex judgments and numerous uncertainties. Management is unable to estimate a range of reasonably possible losses related to litigation in which the damages sought are indeterminate, or the legal and factual basis for the relevant claims have not been developed with specificity. As such, zero liability is recorded as of September 30, 2016.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). All references to the third quarter and first nine months of 2016 and 2015 mean the three and nine-month periods ended September 30, 2016 and 2015, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

Net sales for the first nine months of 2016 were $280.3 million, an increase of $53.7 million, or 23.7%, as compared to net sales of $226.6 million for the first nine months of 2015. Net sales of our Direct segment increased $1.3 million, or 0.8%, in the first nine months of 2016, compared to the first nine months of 2015, primarily due to increased consumer demand for our cardio products. Net sales of our Retail segment increased by $53.5 million, or 83.1%, in the first nine months of 2016, compared to the first nine months of 2015, primarily due to the addition of Octane sales, coupled with strong organic Retail sales growth across both cardio and strength product offerings.

Gross profit for the first nine months of 2016 was $147.4 million, or 52.6% of net sales, an increase of $26.7 million, or 22.1%, as compared to gross profit of $120.8 million, or 53.3% of net sales, for the first nine months of 2015. The increase in gross profit dollars was primarily due to the increase in net sales as well as margin improvements.

Operating expenses for the first nine months of 2016 were $113.3 million, an increase of $20.5 million, or 22.1%, as compared to operating expenses of $92.8 million for the first nine months of 2015. The growth in operating expenses was primarily related to the incremental operating expenses of the acquired Octane business.

Operating income for the first nine months of 2016 was $34.1 million, an increase of $6.2 million, or 22.1%, as compared to operating income of $27.9 million for the first nine months of 2015. The improvement in operating results for the first nine months of 2016 compared to the first nine months of 2015 was driven primarily by higher net sales and improved gross profits.

Income from continuing operations was $23.1 million for the first nine months of 2016, or $0.74 per diluted share, compared to income from continuing operations of $17.0 million, or $0.53 per diluted share, for the first nine months of 2015. The effective tax rates for the first nine months of 2016 and 2015 were 29.4% and 38.7%, respectively.

Net income for the first nine months of 2016 was $22.6 million, compared to net income of $16.9 million for the first nine months of 2015. Net income per diluted share was $0.72 for the first nine months of 2016, compared to $0.53 for the first nine months of 2015. In the third quarter of 2016, the Company recognized a non-recurring tax benefit of $2.7 million, or $0.09 per diluted share, related to the release of previously unrecognized tax benefits upon completing deregistration of a non-U.S. entity.

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

RESULTS OF OPERATIONS

Results of operations information was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2016	2015	$	%
Net sales	$80,818	$70,690	$10,128	14.3%
Cost of sales	41,601	34,481	7,120	20.6%
Gross profit	39,217	36,209	3,008	8.3%
Operating expenses:
Selling and marketing	21,394	21,742	(348)	(1.6)%
General and administrative	6,177	5,505	672	12.2%
Research and development	3,435	2,573	862	33.5%
Total operating expenses	31,006	29,820	1,186	4.0%
Operating income	8,211	6,389	1,822	28.5%
Other income (expense):
Interest income	60	61	(1)
Interest expense	(489)	(6)	(483)
Other, net	211	(15)	226
Total other income (expense), net	(218)	40	(258)
Income from continuing operations before income taxes	7,993	6,429	1,564
Income tax expense	148	2,556	(2,408)
Income from continuing operations	7,845	3,873	3,972
Loss from discontinued operations, net of taxes	(251)	(145)	(106)
Net income	$7,594	$3,728	$3,866

	Nine Months Ended September 30,		Change
	2016	2015	$	%
Net sales	$280,275	$226,624	$53,651	23.7%
Cost of sales	132,852	105,870	26,982	25.5%
Gross profit	147,423	120,754	26,669	22.1%
Operating expenses:
Selling and marketing	81,284	70,193	11,091	15.8%
General and administrative	21,611	15,376	6,235	40.6%
Research and development	10,444	7,259	3,185	43.9%
Total operating expenses	113,339	92,828	20,511	22.1%
Operating income	34,084	27,926	6,158	22.1%
Other income (expense):
Interest income	182	164	18
Interest expense	(1,469)	(17)	(1,452)
Other, net	(49)	(412)	363
Total other expense, net	(1,336)	(265)	(1,071)
Income from continuing operations before income taxes	32,748	27,661	5,087
Income tax expense	9,621	10,710	(1,089)
Income from continuing operations	23,127	16,951	6,176
Loss from discontinued operations, net of taxes	(559)	(67)	(492)
Net income	$22,568	$16,884	$5,684

Results of operations information by segment was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2016	2015	$	%
Net sales:
Direct	$33,710	$42,876	$(9,166)	(21.4)%
Retail	46,223	25,730	20,493	79.6%
Royalty	885	2,084	(1,199)	(57.5)%
	$80,818	$70,690	$10,128	14.3%
Cost of sales:
Direct	$11,579	$15,326	$(3,747)	(24.4)%
Retail	30,008	19,155	10,853	56.7%
Royalty	14	—	14	—%
	$41,601	$34,481	$7,120	20.6%
Gross profit:
Direct	$22,131	$27,550	$(5,419)	(19.7)%
Retail	16,215	6,575	9,640	146.6%
Royalty	871	2,084	(1,213)	(58.2)%
	$39,217	$36,209	$3,008	8.3%
Gross margin:
Direct	65.7%	64.3%	140	basis points
Retail	35.1%	25.6%	950	basis points

	Nine Months Ended September 30,		Change
	2016	2015	$	%
Net sales:
Direct	$159,884	$158,595	$1,289	0.8%
Retail	117,939	64,424	53,515	83.1%
Royalty	2,452	3,605	(1,153)	(32.0)%
	$280,275	$226,624	$53,651	23.7%
Cost of sales:
Direct	$53,732	$56,803	$(3,071)	(5.4)%
Retail	79,087	49,067	30,020	61.2%
Royalty	33	—	33	—%
	$132,852	$105,870	$26,982	25.5%
Gross profit:
Direct	$106,152	$101,792	$4,360	4.3%
Retail	38,852	15,357	23,495	153.0%
Royalty	2,419	3,605	(1,186)	(32.9)%
	$147,423	$120,754	$26,669	22.1%
Gross margin:
Direct	66.4%	64.2%	220	basis points
Retail	32.9%	23.8%	910	basis points

The following table compares the net sales of our major product lines within each business segment (dollars in thousands):

	Three Months Ended September 30,		Change
	2016	2015	$	%
Direct net sales:
Cardio products(1)	$30,548	$39,696	$(9,148)	(23.0)%
Strength products(2)	3,162	3,180	(18)	(0.6)%
	33,710	42,876	(9,166)	(21.4)%
Retail net sales:
Cardio products(1)	33,280	14,670	18,610	126.9%
Strength products(2)	12,943	11,060	1,883	17.0%
	46,223	25,730	20,493	79.6%

Royalty	885	2,084	(1,199)	(57.5)%
	$80,818	$70,690	$10,128	14.3%

	Nine Months Ended September 30,		Change
	2016	2015	$	%
Direct net sales:
Cardio products(1)	$149,074	$147,579	$1,495	1.0%
Strength products(2)	10,810	11,016	(206)	(1.9)%
	159,884	158,595	1,289	0.8%
Retail net sales:
Cardio products(1)	86,739	37,908	48,831	128.8%
Strength products(2)	31,200	26,516	4,684	17.7%
	117,939	64,424	53,515	83.1%

Royalty	2,452	3,605	(1,153)	(32.0)%
	$280,275	$226,624	$53,651	23.7%

(1) Cardio products include: Max Trainer®, TreadClimber®, Zero Runner®, treadmills, exercise bikes and ellipticals.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights and accessories.

Direct

Direct net sales decreased 21.4% and increased 0.8%, respectively, for the three and nine month periods ended September 30, 2016 compared to the same periods of 2015. The decrease in net sales in the third quarter of 2016 was primarily related to a decline in the media response rate for cardio products, resulting in a decision to defer advertising spending during the quarter to ensure a profitable return on media investment. The increase in net sales for the nine month period ended September 30, 2016 was primarily related to an increase in net sales of our cardio products.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the third quarter of 2016 was 47.9%, compared to 47.8% in the same period of 2015.

The $3.7 million decrease in cost of sales of our Direct business in the third quarter of 2016 compared to the same period of 2015 was due to lower net sales. The $3.1 million decrease in cost of sales in the nine month period ended September 30, 2016 was due to favorable product mix and lower reserve requirements partially offset by the increase in net sales.

For the three and nine month periods ended September 30, 2016, Direct gross margin increased 140 and 220 basis points, respectively, as compared to the same periods of 2015 primarily due to product mix and lower reserve requirements.

Retail

Retail net sales increased by 79.6% and 83.1%, respectively, for the three and nine month periods ended September 30, 2016 compared to the same periods of 2015. The increases were primarily driven by the acquisition of Octane, as well as organic growth across a variety of cardio and strength products.

The increases in cost of sales of our Retail business for the three and nine month periods ended September 30, 2016 compared to the same periods of 2015 were almost entirely related to the growth in Retail net sales as discussed above.

For the three and nine month periods ended September 30, 2016, Retail gross margin increased 950 and 910 basis points, respectively, compared to the same periods of 2015 due to the inclusion of Octane, which has higher margins, along with leveraging of supply chain costs and lower reserve requirements in the organic Retail business. The margin increases for the three and nine month periods of 2016 are net of purchase price accounting-related inventory step-up charges of $0.1 million and $1.1 million, respectively, that are included in cost of sales.

Selling and Marketing

Dollars in thousands	Three Months Ended September 30,		Change
	2016	2015	$	%
Selling and marketing	$21,394	$21,742	$(348)	(1.6)%
As % of net sales	26.5%	30.8%

Dollars in thousands	Nine Months Ended September 30,		Change
	2016	2015	$	%
Selling and marketing	$81,284	$70,193	$11,091	15.8%
As % of net sales	29.0%	31.0%

The $0.3 million decrease in selling and marketing expense in the three month period ended September 30, 2016 compared to the same period of 2015 was primarily related to lower media advertising of $1.7 million, lower variable sales expenses of $1.4 million, and partially offset by incremental selling and marketing expenses related to the inclusion of Octane of $2.5 million. For the nine months ended September 30, 2016, the year-over-year increase was primarily attributable to incremental selling and marketing expenses related to Octane and increased media spend of $7.5 million and $2.6 million, respectively.

The decreases in selling and marketing expense as a percentage of net sales in the three and nine month periods ended September 30, 2016 compared to the same periods of 2015 were primarily due to the acquisition of Octane and growth in the organic Retail business, both of which have a lower selling and marketing expense percentage than the company average.

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows:

Dollars in thousands	Three Months Ended September 30,		Change
	2016	2015	$	%
Media advertising	$10,790	$12,510	$(1,720)	(13.7)%

Dollars in thousands	Nine Months Ended September 30,		Change
	2016	2015	$	%
Media advertising	$40,804	$38,211	$2,593	6.8%

The decrease in media advertising in the three month period ended September 30, 2016 compared to the same period of 2015 was primarily related to a decision to defer advertising spending during the quarter to ensure a profitable return on media investment, in response to a decline in the media response rate for cardio products.

The increase in media advertising in the nine month period ended September 30, 2016 compared to the same period of 2015 was primarily to drive incremental leads and sales in the Direct business.

General and Administrative

Dollars in thousands	Three Months Ended September 30,		Change
	2016	2015	$	%
General and administrative	$6,177	$5,505	$672	12.2%
As % of net sales	7.6%	7.8%

Dollars in thousands	Nine Months Ended September 30,		Change
	2016	2015	$	%
General and administrative	$21,611	$15,376	$6,235	40.6%
As % of net sales	7.7%	6.8%

The increase in general and administrative in the three month period ended September 30, 2016 compared to the same period of 2015 was primarily due to the addition of Octane of $1.1 million and amortization of Octane acquired assets of $0.8 million, partially offset by lower patent and legal charges and a reduction in employee incentive compensation costs of $0.7 million and $0.6 million, respectively. For the nine months ended September 30, 2016 compared to the same period of 2015, the increase was attributable to the inclusion of the Octane business in the amount of $2.9 million, amortization of Octane acquired assets of $2.3 million, acquisition-related consulting expenses of $0.5 million, and non-recurrence of a state business tax refund of $0.5 million received in the second quarter of 2015.

The increase in general and administrative as a percentage of net sales in the nine month period ended September 30, 2016 compared to the same period of 2015 was due to the inclusion of Octane and other increased spending as discussed above.

Research and Development

Dollars in thousands	Three Months Ended September 30,		Change
	2016	2015	$	%
Research and development	$3,435	$2,573	$862	33.5%
As % of net sales	4.3%	3.6%

Dollars in thousands	Nine Months Ended September 30,		Change
	2016	2015	$	%
Research and development	$10,444	$7,259	$3,185	43.9%
As % of net sales	3.7%	3.2%

The increases in research and development in the three and nine month periods ended September 30, 2016 compared to the same periods of 2015 were primarily due to our investment in additional engineering and product development headcount as we continue to supplement our new product development resources required to innovate and broaden our product portfolio, coupled with the incremental impact of the research and development expenses related to Octane.

The increases in research and development as a percentage of net sales in the three and nine month periods of 2016 compared to the same periods of 2015 were primarily due to the increased investment discussed above.

Interest Expense
Interest expense increased $0.5 million and $1.5 million, respectively, for the three and nine month periods ended September 30, 2016 compared to the same periods of 2015 due to borrowings under our term loan in connection with the Octane acquisition on December 31, 2015.

Other, Net
Other, net relates to the effect of exchange rate fluctuations between the U.S. and our foreign subsidiaries, primarily Canada, China and Europe.

Income Tax Expense

Dollars in thousands	Three Months Ended September 30,		Change
	2016	2015	$	%
Income tax expense	$148	$2,556	$(2,408)	(94.2)%
Effective tax rate	1.9%	39.8%

Dollars in thousands	Nine Months Ended September 30,		Change
	2016	2015	$	%
Income tax expense	$9,621	$10,710	$(1,089)	(10.2)%
Effective tax rate	29.4%	38.7%

The decreases in income tax expense from continuing operations for the three and nine month periods ended September 30, 2016 compared to the same periods of 2015 were primarily attributed to the release of previously unrecognized tax benefits associated with certain non-U.S. filing positions. These resulted from completion of the deregistration process of a certain foreign entity during the third quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had total cash and investments of $59.3 million compared to $60.8 million as of December 31, 2015. Cash provided by operating activities was $14.9 million for the nine months ended September 30, 2016, compared to $18.5 million for the nine months ended September 30, 2015. We expect our cash, cash equivalents and available-for-sale securities at September 30, 2016, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from September 30, 2016.

The decrease in cash flows from operating activities for the nine months ended September 30, 2016 as compared to the same period of 2015 was primarily due to changes in our operating assets and liabilities as discussed below, partially offset by improved operating performance.

Trade receivables decreased $13.9 million to $31.3 million as of September 30, 2016, compared to $45.2 million as of December 31, 2015, due to seasonally lower net sales in the Retail business. Trade receivables as of September 30, 2016 compared to September 30, 2015 increased $12.2 million due to the acquisition of Octane.

Inventories increased $6.5 million to $49.2 million as of September 30, 2016, compared to $42.7 million as of December 31, 2015 due to seasonal preparations for the coming fourth quarter. Inventories as of September 30, 2016 compared to September 30, 2015 increased by $13.7 million, primarily due to the acquisition of Octane.

Net deferred income tax liability increased $3.9 million to $13.4 million as of September 30, 2016, compared to $9.5 million as of December 31, 2015, primarily due to the utilization of tax credit carryforwards from prior periods.

Trade payables decreased $17.0 million to $44.8 million as of September 30, 2016, compared to $61.7 million as of December 31, 2015, due to seasonality in the business. Trade payables as of September 30, 2016 compared to September 30, 2015 increased $5.9 million. The higher amount outstanding as of September 30, 2016 was primarily due to addition of the Octane business.

Accrued liabilities decreased $3.6 million to $9.4 million as of September 30, 2016, compared to $13.0 million as of December 31, 2015, due to a reduction in accrued incentive compensation in the first nine months of 2016, reflecting payout of incentive compensation during the first quarter.

Cash used in investing activities of $4.8 million for the first nine months of 2016 was primarily related to $3.5 million of payments to Octane under the December 31, 2015 stock purchase agreement, partially offset by net maturities of marketable securities of $1.9 million. In addition, $3.2 million was used for capital expenditures during the period primarily for production tooling and computer hardware and software. We anticipate spending between $5.0 million and $6.0 million in 2016 for software, equipment, and product tooling.

Cash used in financing activities of $9.8 million for the first nine months of 2016 was related to repayments on our term loan of $12.0 million, partially offset by $1.9 million of recognized excess tax benefits related to stock-based compensation.

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

The interest rate applicable to the term loan, as well as each advance under the revolving line of credit, is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. As of September 30, 2016 our borrowing rate for both the term loan and line of credit advances was 1.77%.

As of September 30, 2016, the balance on our term loan was $68.0 million, and we had no outstanding borrowings under the line of credit. In addition, $0.6 million in letters of credit that expire in April 2017 were outstanding under the Credit Agreement. As of September 30, 2016, we were in compliance with the financial covenants of the Credit Agreement and approximately $19.4 million was available for borrowing under the line of credit.

As of September 30, 2016, we had a $68.0 million receive-variable, pay-fixed interest rate swap outstanding with Chase Bank. The interest rate swap amortizes monthly in line with the outstanding principal balance on our term loan and is classified as a cash flow hedge. The swap matures on December 31, 2020 and has a fixed rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark. At September 30, 2016, the one-month LIBOR rate was 0.52%.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at September 30, 2016.

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

As of September 30, 2016, we have repurchased 711,708 shares at an average price of $16.25 per share for a total of $11.6 million, and $13.4 million remained available for future repurchases. The repurchase program expires on November 3, 2016 as to the approximately $3.4 million remaining available for repurchases under the original $15.0 million authorization. The repurchase program expires on May 4, 2018 as to the $10.0 million available for repurchases under the $10.0 million expansion.

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

Interest Rate Risk
Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents, marketable securities, variable-rate debt obligations, and derivative liabilities. As of September 30, 2016, we had cash equivalents of $5.5 million held in a combination of money market funds and commercial paper, and marketable securities of $28.1 million, held in a combination of certificates of deposit, corporate bonds, and U.S. government bonds. Our cash equivalents mature within three months or less from the date of purchase. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. We have classified our marketable securities as available-for-sale and, therefore, we may choose to sell or hold them as changes in the market occur. Because of the short-term nature of the instruments in our portfolio, a decline in interest rates would reduce our interest income over time, and an increase in interest rates may negatively affect the market price or liquidity of certain securities within the portfolio, but a change in interest rates would not have a material impact on our results of operations, financial position or cash flows.

Our negotiated credit facilities generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of September 30, 2016, the outstanding balances on our credit facilities totaled $68.0 million.

In January 2016, we entered into an $80.0 million receive-variable, pay-fixed interest rate swap agreement, amortizing monthly in line with the outstanding principal balance on our term loan. The swap is classified as a cash flow hedge and effectively fixes the interest rate on our variable-rate term loan. The interest rate swap matures on December 31, 2020 and has a fixed interest rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark, which was 0.52% at September 30, 2016.

The fair value of our interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. The amounts related to our cash flow hedge are recorded as deferred gains or losses in our Consolidated Balance Sheets with the offset recorded in accumulated other comprehensive income, net of tax. At September 30, 2016, the fair value of our interest rate swap agreement was a liability of $0.9 million. The estimated amount expected to be reclassified into earnings within the next twelve months was $0.6 million at September 30, 2016.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial statements from Nautilus, Inc.'s quarterly report on Form 10-Q for the three and nine months ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.
(Registrant)

November 3, 2016	By:	/S/ Bruce M. Cazenave
Date		Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.
(Registrant)

November 3, 2016	By:	/S/ Sidharth Nayar
Date		Sidharth Nayar
Chief Financial Officer (Principal Financial and Accounting Officer)