Form 10-K
period 2016-12-31
NAUTILUS, INC.
filed 2017-02-27
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [ ]    No  [x]
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price ($17.84) as reported on the New York Stock Exchange as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2016) was $541,556,142.
The number of shares outstanding of the registrant's common stock as of February 24, 2017 was 30,700,791 shares.
Documents Incorporated by Reference
The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2017 Annual Meeting of Shareholders.

NAUTILUS, INC.
2016 FORM 10-K ANNUAL REPORT

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

Item 1. Business

OVERVIEW

Founded in 1986, Nautilus, Inc. and subsidiaries (collectively, "Nautilus" or the "Company") is a consumer fitness products company headquartered in Vancouver, Washington and incorporated in the State of Washington in January 1993. We are committed to providing innovative, quality solutions to help people achieve their fitness goals through a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products and related accessories for consumer use, primarily in the U.S. and Canada, but also in international markets outside North America. Our products are sold under some of the most-recognized brand names in the fitness industry: Nautilus®, Bowflex®, Octane Fitness®, Schwinn® and Universal®.

We market our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments. Our Direct business offers products directly to consumers through television advertising, catalogs and the Internet. Our Retail business offers our products through a network of independent companies to reach consumers in both the home use as well as commercial use markets in the U.S. and internationally. We also derive a portion of our revenue from the licensing of our brands and intellectual property.

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

In our Retail business, we strive to develop long-term relationships with key retailers of sports or fitness equipment. The primary objectives of our Retail business are (i) to offer a selection of innovative, unique products at key price-points to capture market share; and (ii) to utilize the strength of our brands and long-standing customer relationships to secure more floor space with our Retail customers for our products, as well as support efforts to gain share in multi-user environments.

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

PRODUCTS

We market quality cardiovascular and strength fitness products that cover a broad range of price points and features. Our products are designed for home use and multi-user environments by individuals with varying exercise needs. From the person who works out occasionally to the serious athlete, we have products that will help them achieve their fitness objectives.

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

•	Our Schwinn® brand is known for its popular line of exercise bikes, including the Airdyne®, as well as Schwinn-branded treadmills and ellipticals.

•	Our Universal® brand, one of the oldest and most recognized names in the fitness industry, currently offers a line of kettlebell weights and weight benches along with a recently launched cardio line.

We generally differentiate the product models offered in our Direct and Retail sales channels. Currently, our Max Trainer® and TreadClimber® product lines are offered for sale primarily through our Direct sales channel.

Approximately 85% of our revenue in 2016 was derived from sales of consumer cardio products. While we continue to be a leader in the consumer strength product category, we believe the much larger market for cardio products offers us greater opportunity for growth.

BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

We conduct our business in two segments, Direct and Retail. For further information regarding our segments and geographic information, see Note 20, Segment and Enterprise-Wide Information, to our consolidated financial statements in Part II, Item 8 of this report.

SALES AND MARKETING

Direct
In our Direct business, we market and sell our products, principally Bowflex® cardio and strength products, directly to consumers. While we are, and plan to continue to be, a large direct marketer of strength products in the U.S., our advertising emphasis has shifted toward cardio products, especially the Max Trainer® and TreadClimber®, as cardio products represent the largest component of the fitness equipment market and a majority of our business. Sales of cardio products represented 93% of our Direct channel revenues in 2016, compared to 93% in 2015 and 91% in 2014.

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

In order to facilitate consumer purchases, we partner with several third-party credit providers. Credit approval rates are an important variable in the number of Direct products we sell in a given period. Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers increased to 51% in 2016 from 48% in 2015 and 41% in 2014. The year-over-year boost in approval rates for 2016 compared to 2015 was due to expansion of credit approval standards, primarily by our Tier 1 third-party credit provider. The expansion of approval standards was driven by strong performance of their Bowflex® credit portfolio. Also contributing, was our marketing and media strategy which has attracted customers with higher credit scores. Our marketing and media strategy was the primary driver of higher credit approval rates in 2015 compared to 2014.

Retail
In our Retail business, we market and sell a comprehensive line of consumer fitness equipment under the Nautilus®, Octane Fitness®, Schwinn®, Universal® and Bowflex® brands. Our products are marketed through a network of retail companies, consisting of sporting goods stores, Internet retailers, large-format and warehouse stores, smaller specialty retailers, independent bike dealers, and to specialty commercial customers purchasing our products for multi-user environments.

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

Our research and development expenses were $13.9 million, $9.9 million and $7.2 million in 2016, 2015 and 2014, respectively, as we increased our investment in new product development resources and capabilities. We expect our research and development expenses to increase in 2017 as we continue to supplement our investment in new product development and engineering capabilities.

SEASONALITY

We expect our revenue from fitness equipment products to vary seasonally. Sales are typically strongest in the first and fourth quarters, followed by the third quarter, and are generally weakest in the second quarter. We believe that consumers tend to be involved in outdoor activities during the spring and summer months, including outdoor exercise, which impacts sales of indoor fitness equipment. This seasonality can have a significant effect on our inventory levels, working capital needs and resource utilization.

MERCHANDISE SOURCING

All of our products are produced by third-party manufacturers, and, in 2016, our manufacturing partners were primarily located in Asia. Although multiple factories bid on and are able to produce most of our products, we typically select one factory to be the primary supplier of any given product. Lead times for inventory purchases from our Asian suppliers, from order placement to receipt of goods, generally range from approximately two to three months, of which transit time represents three-to-four weeks. The length of our lead times requires us to place advance manufacturing orders based on management forecasts of future demand for our products. We attempt to compensate for our long replenishment lead times by maintaining adequate levels of inventory at our warehousing facilities.

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

In 2016, approximately 52% of our Retail customers' orders were shipped by our contract manufacturers in Asia directly to our Retail customer locations, typically in container loads. The use of such direct shipments allows us to maintain lower levels of inventory in our warehouses, resulting in lower storage, handling, freight, insurance and other costs, with much of the savings being passed on to our customers. We use various commercial truck lines for our merchandise shipments to Retail customers.

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

Our principal competitors include: Fitness Quest, ICON Health & Fitness, Johnson Health Tech, Beach Body, American Telecast, Life Fitness, and Precor. We also compete with marketers of computer-based physical activity products, such as the Nintendo Wii® and Microsoft Xbox® Kinect®, weight management companies, such as Weight Watchers, gym memberships and group fitness, such as cross-fit classes, each of which offers alternative solutions for a fit and healthy lifestyle.

EMPLOYEES

As of February 24, 2017, we had approximately 469 employees, substantially all of whom were full-time. None of our employees are subject to collective bargaining agreements. We have not experienced a material interruption of our operations due to labor disputes.

INTELLECTUAL PROPERTY

Trademarks, patents and other forms of intellectual property are vital to the success of our business and are an essential factor in maintaining our competitive position in the health and fitness industry.

Trademarks
We own many trademarks, including Nautilus®, Bowflex®, Max Trainer®, TreadClimber®, Power Rod®, Bowflex Revolution®, SelectTech®, Octane Fitness®, LateralX®, xRide®, Zero Runner®, Airdyne®, and Universal®. Nautilus is the exclusive licensee under the Schwinn® mark for indoor fitness products. We believe that having distinctive trademarks that are readily identifiable by consumers is an important factor in creating a market for our products, maintaining a strong company identity and developing brand loyalty among our customers. In addition, we have granted licenses to certain third-parties to use the Nautilus, Schwinn and TreadClimber trademarks on commercial fitness products, for which we receive royalty income and expanded consumer awareness of our brands.

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

We maintain a portfolio of patents related to our TreadClimber® specialized cardio machines, which are sold primarily in our Direct segment. The portfolio includes approximately 25 issued U.S. patents. A patent covering certain aspects of our TreadClimber® products expired in 2013. Additional individual U.S. patents covering elements of our TreadClimber® products have expiration dates ranging from 2021 to 2027. Expiration or invalidity of patents within our TreadClimber® portfolio could trigger the introduction of similar products by our competitors. Although we view each of the patents within our portfolio as valuable, we do not view any single patent as critical to our success or ability to differentiate our TreadClimber® products from similar products that may be introduced by competitors in the future. We regularly monitor commercial activity in our industry to guard against potential infringement. We protect our proprietary rights and take prompt, reasonable actions to prevent counterfeit products and other infringement on our intellectual property.

We maintain a portfolio of patents related to our MaxTrainer® specialized cardio machines, which are sold primarily in our Direct segment. The portfolio includes 1 issued U.S. patent and additional pending patents. The issued patent expires in 2034.

Nautilus is also the licensee of patents related to the Bowflex Revolution® home gyms. These patents have expiration dates ranging from 2018 to 2025. Through its Octane Fitness subsidiary, Nautilus owns and licenses certain patents related to Octane's LateralX®, xRide® and Zero Runner® products. These patents have expiration dates ranging from 2017 to 2034.

BACKLOG

We define our customer order backlog to include firm orders for future shipment to our Retail customers, as well as unfulfilled consumer orders within the Direct segment.

Backlog as of a given date fluctuates based on specific timing of product shipment within the typical shipment timeframes for each of our segments. Retail orders comprise the larger portion of our order backlog, while Direct orders comprise a smaller portion of our backlog due to shorter fulfillment timeframes.

Our customer order backlog as of December 31, 2016 and 2015 was approximately $4.9 million and $5.0 million, respectively.

SIGNIFICANT CUSTOMERS

In 2016, 2015 and 2014, Amazon.com accounted for 11.3%, 11.1% and 11.3%, respectively, of our net sales.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

Our operations are subject to various laws and regulations both domestically and abroad. In the U.S., federal, state and local regulations impose standards on our workplace and our relationship with the environment. For example, the U.S. Environmental Protection Agency, Occupational Safety and Health Administration and other federal agencies have the authority to promulgate regulations that may impact our operations. In particular, we are subject to legislation placing restrictions on our generation, emission, treatment, storage and disposal of materials, substances and wastes. Such legislation includes: the Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; and the Comprehensive Environmental Response and the Compensation and Liability Act (also known as Superfund). We are also subject to the requirements of the Consumer Product Safety Commission and the Federal Trade Commission, in addition to regulations concerning employee health and safety matters.

Our operations and certain disposed components of our former Commercial business expose us to claims related to environmental matters. Although compliance with federal, state, local and international environmental legislation has not had a material adverse effect on our financial condition or results of operations or cash flows in the past, there can be no assurance that material costs or liabilities will not be incurred in connection with such environmental matters in the future.

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

The loss of one or more of our large Retail customers could negatively impact our revenue and operating results.

We derive a significant portion of our revenue from a small number of Retail customers. A Retail customer recently closed down its business, and other retail partners may in the future experience difficulties in their businesses that could prompt store closures or reorganizations. A loss of business from one or more of these large customers, if not replaced with new business, could negatively affect our operating results and cash flows.

A decline in sales of TreadClimber® and/or Max Trainer® products without a corresponding increase in sales of other products would negatively affect our future revenues and operating results.

Sales of cardio products, especially TreadClimber® and Max Trainer® products, represent a substantial portion of our Direct segment revenues. Our products are sold in highly competitive markets with limited barriers to entry. Introduction by competitors of comparable products at lower price-points, a maturing product lifecycle or other factors could result in a decline in our revenues derived from these products. A significant decline in our revenue of these products would have a material adverse effect on our operating results, financial position and cash flows.

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

Various international and U.S. federal, state and local governmental authorities, including the Federal Trade Commission, the Consumer Product Safety Commission, the Securities and Exchange Commission and the Consumer Financial Protection Bureau, regulate our product and marketing efforts. Our revenue and profitability could be significantly harmed if any of these authorities commence a regulatory enforcement action that interrupts our marketing efforts, results in a product recall or negative publicity, or requires changes in product design or marketing materials.

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

We may be unable to adapt to significant changes in media consumption habits and media coverage of current events may compete for consumer attention, which could diminish the effectiveness or efficiency of our advertising.

New television technologies and services, such as video-on-demand, digital video recorders and Internet streaming services are changing traditional patterns of television viewing. Additionally, consumer attention is increasingly fragmented across a variety of games, apps, the Internet and other digital media, the balance of which may shift at any time in response to media coverage of current events and the advancement of new technologies. We believe that consumer attention to media coverage of major events like the Olympics and the U.S. presidential election have in the past impacted the effectiveness of our media advertising. Future events that draw significant media coverage may similarly impact our ability to engage consumers with our media advertising. If we are unable to successfully adapt our media strategies to new television viewing and media consumption habits, or if consumer attention is focused on other events, the effectiveness and efficiency of our media placements could be adversely affected, and our operating results may be harmed.

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

•	Preserving the important licensing, research and development, manufacturing and supply, distribution, marketing, customer and other relationships of acquired businesses;

•	Minimizing the diversion of management’s attention from ongoing business concerns;

•	Potential loss of key employees of the acquired business;

•	Coordinating geographically separate operations; and

•	Regulatory and legal issues relating to the integration of legacy and newly-acquired businesses.

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

Changes in international trade policy could adversely affect our business and results of operations.

All of our products are produced by third-party manufacturers, substantially all of which are located in Asia, primarily in China and Taiwan. Additionally, we make significant sales to customers worldwide, in particular to customers in Canada. Most of our imported products are subject to duties or tariffs that affect the cost and quantity of various types of goods imported into the U.S. or our other markets. The new U.S. presidential administration has indicated that it may seek changes to or withdraw the United States from various international treaties and trade arrangements. Uncertainty regarding policies affecting global trade may make it difficult for our management to accurately forecast our business, and increases in the duties, tariffs and other charges imposed on our products by the United States or other countries in which on our products are manufactured or sold, or other restraints on international trade, could negatively affect our business and the results of our operations.

Our inventory purchases are subject to long lead times, which could negatively impact our revenue, cash flows and liquidity.

All of our products are produced by third-party manufacturers, substantially all of which are located in Asia, primarily China and Taiwan. Lead times for inventory purchases from our Asian suppliers, from order placement to receipt of goods, generally range from approximately two to three months, of which transit time represents three-to-four weeks. The length of our lead times requires us to place advance manufacturing orders based on management forecasts of future demand for our products. Due to the length of our lead times, our revenue and cash flows may be negatively impacted if we do not have sufficient inventory on hand to meet customer demand for such items. In addition, our liquidity and cash flows may be negatively affected, and inventory obsolescence may increase, if the quantity of products we order exceeds customer demand for such items.

A delay in getting non-U.S.-sourced products through port operations and customs in a timely manner could result in reduced sales, canceled sales orders and unanticipated inventory accumulation.

Our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the free flow of goods through open and operational ports worldwide. Labor disputes or other disruptions at ports create significant risks for our business, particularly if work slowdowns, lockouts, strikes or other disruptions occur during our peak importing seasons. Any of these factors could result in reduced sales, canceled sales orders and unanticipated inventory accumulation and have a material adverse effect on our operating results, financial position and cash flows.

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

Substantially all of our products are manufactured outside of the U.S. and, therefore, currency exchange rate fluctuations could result in higher costs for our products, or could disrupt the business of independent manufacturers that produce our products, by making their purchases of raw materials more expensive and more difficult to finance. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we, our customers or our suppliers conduct business. Past fluctuations in currency exchange rates versus the U.S. dollar have caused our costs for certain products to increase, reducing our margins and cash flows. Similar fluctuations and cost increases may occur in the future. If we are unable to increase our selling prices to offset such cost increases, or if such increases have a negative impact on sales of our products, our revenues and margins would be reduced and our operating results and cash flows would be negatively impacted. In addition, a portion of our revenue is derived from sales outside the U.S., primarily in Canada and Europe. Currency rate fluctuations could make our products more expensive for foreign consumers and reduce our revenue, which would negatively affect our operating results and cash flows.

We may face competition from providers of comparable products in categories where our patent protection is limited or reduced due to patent expiration. Increased competition in those product categories could negatively affect our future revenues and operating results.

While we own a number of patents covering aspects of our TreadClimber® products, the introduction of comparable products designed to compete with our TreadClimber® line of specialized cardio machines may increase in the future as a result of certain patent expirations. Sales of cardio products, including TreadClimber® and Max Trainer® products, represent a substantial portion of our Direct segment revenues. Introduction by competitors of comparable products, a maturing product lifecycle or other factors could result in a decline in our revenues derived from these products. A significant decline in our revenue of these products, without offsetting sales gains, would have a material adverse effect on our operating results, financial position and cash flows.

Failure or inability to protect our intellectual property could significantly harm our competitive position.

Protecting our intellectual property is an essential factor in maintaining our competitive position in the health and fitness industry. Failure to maximize or to successfully assert our intellectual property rights could impact our competitiveness. We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. Many factors bear upon the exclusive ownership and right to exploit intellectual properties, including, without limitation, prior rights of third parties and nonuse and/or nonenforcement by us and/or related entities. While we make efforts to develop and protect our intellectual property, the validity, enforceability and commercial value of our intellectual property rights may be reduced or eliminated. We cannot be sure that our intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights or, where appropriate, license intellectual property rights necessary to compete successfully within the marketplace for our products. We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future. If we do not, or are unable to, adequately protect our intellectual property, then we may face difficulty in differentiating our products from those of our competitors and our business, operating results and financial condition may be adversely affected.

Trademark infringement or other intellectual property claims relating to our products could increase our costs.

Our industry is susceptible to litigation regarding trademark and patent infringement and other intellectual property rights. We could become a plaintiff or defendant in litigation involving trademark or patent infringement claims or claims for breach of a license agreement. The prosecution or defense of intellectual property litigation is both costly and disruptive of the time and resources of our management, regardless of the claim's merit. We could also be required to pay substantial damages or settlement costs to resolve intellectual property litigation or related matters.

We may not be able to successfully acquire intellectual property rights, protect existing rights, or potentially prevent others from claiming that we have violated their proprietary rights. We could incur substantial costs in defending against such claims even if they are without basis, and we could become subject to judgments or settlements requiring us to pay substantial damages, royalties or other charges.

Future impairments of intangible assets could negatively impact our operating results.

We had goodwill of $61.9 million and other intangible assets of $69.8 million as of December 31, 2016. Any future impairment charges, if significant, could materially and adversely affect our operating results. An unexpected decline in revenue, changes in market conditions, changes in competitive products or technologies or a change in management's intentions regarding utilization of intangible assets could lead to future impairment charges.

We are subject to periodic litigation, product liability risk and other regulatory proceedings, which could result in unexpected expense of time and resources.

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

We are subject to warranty claims for our products, which could result in unexpected expense.

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

System security risks, data protection breaches and cyber-attacks could disrupt our operations.

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

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack or otherwise exploit any security vulnerabilities of our systems. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our revenue, manufacturing, distribution or other critical functions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Following is a summary of each of our properties as of December 31, 2016:

Company	Location	Primary Function(s)	Owned or Leased
Nautilus	Washington	Corporate headquarters, customer call center, retail store and R&D facility	Leased
Octane	Minnesota	Design, sales, service and R&D facility	Leased
Nautilus	Ohio	Warehouse and distribution facility	Leased
Nautilus	Oregon	Warehouse and distribution facility	Leased
Nautilus	China	Quality assurance office	Leased
Octane	Indonesia	Sales office	Leased
Octane	Netherlands	Sales and service office	Leased

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

Item 3. Legal Proceedings

Patent Infringement Case
In 2004, we were sued in the Southern District of New York by BioSig Instruments, Inc. for alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products. No significant activity in the litigation occurred until 2008. In 2012, the U.S. District Court granted summary judgment to us on grounds that BioSig’s patents were invalid as a matter of law. BioSig appealed the grant of summary judgment and, in April 2013, the U.S. Court of Appeals for the Federal Circuit reversed the District Court’s decision on summary judgment and remanded the case to the District Court for further proceedings. On January 10, 2014, the U. S. Supreme Court granted our petition for a writ of certiorari to address the legal standard applied by the Federal Circuit in determining whether the patents may be valid under applicable law. The case was argued before the Supreme Court on April 28, 2014. By decision dated June 2, 2014, the Supreme Court unanimously reversed the Federal Circuit, holding that its standard of when a patent may be “indefinite” was incorrect and remanding to the Federal Circuit for reconsideration under the correct standard. The remand hearing in the Federal Circuit was held on October 29, 2014. By decision dated April 27, 2015, the same panel of the Federal Circuit affirmed its earlier reversal of the District Court’s decision on summary judgment. On May 27, 2015, we filed a petition for a rehearing en banc in the Federal Circuit, which was denied on August 4, 2015 and a Petition for Review by the U. S. Supreme Court which was also denied. The case has been returned to the District Court, and the parties are currently engaged in discovery and other pre-trial motion practice. We do not believe that our use of heart rate monitors utilized or purchased from third parties, and otherwise, infringes the BioSig patents.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock
Our common stock is listed on the New York Stock Exchange (the “NYSE”) and trades under the symbol “NLS.” As of February 24, 2017, there were 45 holders of record of our common stock and approximately 10,500 beneficial shareholders. The following table sets forth the high and low sales prices of our common stock for each period presented:

	High	Low
2016
Quarter 1	$21.04	$16.80
Quarter 2	$21.10	$16.80
Quarter 3	$24.99	$17.68
Quarter 4	$22.59	$15.65
2015
Quarter 1	$15.97	$14.13
Quarter 2	$22.81	$15.42
Quarter 3	$22.63	$14.15
Quarter 4	$19.68	$14.57

We did not pay any dividends on our common stock in 2016 or 2015, and we currently have no plans to pay dividends on our common stock in future periods. Payment of any future dividends, in accordance with our borrowing arrangements, is at the discretion of our Board of Directors, which considers various factors such as our financial condition, operating results, current and anticipated cash needs and future expansion plans.

Equity Compensation Plans
See Part III, Item 12 for equity compensation plan information.

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of our equity securities during the fourth quarter ended December 31, 2016. See Note 17 of Notes to Consolidated Financial Statements for information regarding our public share repurchase programs.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2),(3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2),(3)
October 1 - October 31	79,586	$17.78	78,609	$12,034,844
November 1 - November 30	241,196	16.55	241,196	8,042,118
December 1 - December 31	—	—	—	8,042,118
Total	320,782	$16.86	319,805	$8,042,118

(1) Includes shares withheld from the vesting portions of stock unit awards made to certain management personnel to satisfy their tax withholding obligations incident to said vesting.
(2)  On November 3, 2014, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $15.0 million of our outstanding common stock from time to time over a period of 24 months. We repurchased the full $15.0 million, and the original repurchase program expired on November 3, 2016.

(3)  On May 4, 2016, our Board of Directors approved an expansion of our stock repurchase program that authorized us to repurchase up to an additional $10.0 million of our outstanding common stock from time to time during the period of 24 months following such approval. The repurchase program expansion expires on May 4, 2018.

Stock Performance Graph
The graph below compares the cumulative total stockholder return of our common stock with the cumulative total return of the NYSE Composite Index and the S&P SmallCap 600 index for the period commencing December 31, 2011 and ending on December 31, 2016. The S&P SmallCap 600 was chosen because we do not believe we can reasonably identify an industry index or specific peer issuer that would offer a meaningful comparison. The S&P SmallCap 600 represents a broad-based index of companies with similar market capitalization.

The graph assumes $100 was invested, on December 31, 2011, in our common stock and each index presented. The comparisons in the table below are not intended to forecast or be indicative of future performance of our common stock.

$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$-
NLS
NYSE Composite
S&P SmallCap 600

	12/30/11	12/31/12	12/31/13	12/31/14	12/31/15	12/30/16
NLS	$100.00	$200.57	$481.71	$867.43	$955.43	$1,057.14
NYSE Composite	$100.00	$112.93	$139.10	$144.97	$135.66	$147.88
S&P SmallCap 600	$100.00	$114.82	$160.34	$167.46	$161.84	$201.88

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in connection with our audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statements of operations data for fiscal years 2016, 2015 and 2014, and the selected consolidated balance sheets data as of December 31, 2016 and 2015 are derived from, and are qualified by reference to, the audited consolidated financial statements which are included in this Form 10-K. The consolidated statements of operations data for fiscal 2013 and 2012 and the consolidated balance sheets data as of December 31, 2014, 2013 and 2012 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	For the Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data
Net sales	$406,039	$335,764	$274,447	$218,803	$193,926
Cost of sales	194,514	162,530	133,872	112,326	102,889
Gross profit	211,525	173,234	140,575	106,477	91,037

Operating expenses:
Selling and marketing	115,437	101,618	81,059	66,486	58,617
General and administrative	28,775	21,441	22,131	18,705	17,669
Research and development	13,919	9,904	7,231	5,562	4,163
Total operating expenses	158,131	132,963	110,421	90,753	80,449

Operating income	53,394	40,271	30,154	15,724	10,588

Other income (expense):
Interest income	234	218	63	14	18
Interest expense	(1,928)	(22)	(25)	(36)	56
Other, net	(119)	(445)	32	337	(246)
Total other income (expense)	(1,813)	(249)	70	315	(172)

Income from continuing operations before income taxes	51,581	40,022	30,224	16,039	10,416
Income tax expense (benefit)(1)	16,480	13,219	9,841	(32,085)	(226)
Income from continuing operations	35,101	26,803	20,383	48,124	10,642
Income (loss) from discontinued operations	(923)	(201)	(1,588)	(170)	6,241
Net income	$34,178	$26,602	$18,795	$47,954	$16,883

Basic income per share from continuing operations	$1.13	$0.86	$0.65	$1.55	$0.34
Basic income (loss) per share from discontinued operations	(0.03)	(0.01)	(0.05)	(0.01)	0.21
Basic net income per share	$1.10	$0.85	$0.60	$1.54	$0.55

Diluted income per share from continuing operations	$1.12	$0.85	$0.64	$1.53	$0.34
Diluted income (loss) per share from discontinued operations	(0.03)	(0.01)	(0.05)	(0.01)	0.21
Diluted net income per share	$1.09	$0.84	$0.59	$1.52	$0.55

Shares used in per share calculations:
Basic	31,032	31,288	31,253	31,072	30,851
Diluted	31,301	31,589	31,688	31,457	30,974

	As of December 31,
Consolidated Balance Sheets Data	2016	2015	2014	2013	2012
Cash and investments(2)	$79,617	$60,776	$72,190	$40,979	$23,207
Working capital(2)	84,951	69,373	83,080	45,662	25,410
Total assets	333,066	315,912	175,654	143,567	94,311
Long-term note payable, net of current portion(3)	47,979	63,971	—	—	—
Other long-term liabilities	25,825	29,432	4,911	4,077	6,508
Total shareholders' equity	160,857	126,991	111,072	91,565	43,326

(1)	Income tax benefit in 2013 includes a $38.9 million credit related to the reversal of our deferred tax asset valuation allowance.

(2)
The decreases in cash and investments and working capital at December 31, 2015 compared to December 31, 2014 were primarily due to our purchase of Octane on December 31, 2015. See Note 2 of Notes to Consolidated Financial Statements for additional information.

(3)
The increase in long-term notes payable at December 31, 2015 compared to December 31, 2014 was due to our purchase of Octane on December 31, 2015. See Notes 2 and 13 of Notes to Consolidated Financial Statements for additional information.

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

Our results of operations may vary significantly from period-to-period. Our revenues typically fluctuate due to the seasonality of our industry, customer buying patterns, product innovation, the nature and level of competition for health and fitness products, our ability to procure products to meet customer demand, the level of spending on, and effectiveness of, our media and advertising programs and our ability to attract new customers and maintain existing sales relationships. In addition, our revenues are highly susceptible to economic factors, including, among other things, the overall condition of the economy and the availability of consumer credit in both the U.S. and Canada. Our profit margins may vary in response to the aforementioned factors and our ability to manage product costs. Profit margins may also be affected by fluctuations in the costs or availability of materials used to manufacture our products, product warranty costs, the cost of fuel, and changes in costs of other distribution or manufacturing-related services. Our operating profits or losses may also be affected by the efficiency and effectiveness of our organization. Historically, our operating expenses have been influenced by media costs to produce and distribute advertisements of our products on television, the Internet and other media, facility costs, operating costs of our information and communications systems, product supply chain management, customer support and new product development activities. In addition, our operating expenses have been affected from time-to-time by asset impairment charges, restructuring charges and other significant unusual or infrequent expenses.

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

OVERVIEW

We are committed to providing innovative, quality solutions to help people achieve a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products and related accessories for consumer use, primarily in the U.S., Canada and Europe. Our products are sold under some of the most-recognized brand names in the fitness industry: Nautilus®, Bowflex®, Octane Fitness®, Schwinn® and Universal®.

We market our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments. Our Direct business offers products directly to consumers through television advertising, catalogs and the Internet. Our Retail business offers our products through a network of independent retail companies and specialty retailers with stores and websites located in the U.S. and internationally. We also derive a portion of our revenue from the licensing of our brands and intellectual property.

Net sales in 2016 were $406.0 million, an increase of $70.3 million, or 20.9%, compared to net sales of $335.8 million in 2015. Net sales of our Direct segment decreased $0.5 million, or 0.2%, compared to 2015, primarily due to decreased consumer demand for our TreadClimber® cardio products, partially offset by growth in the Max Trainer® product line. Net sales of our Retail segment increased by $71.7 million, or 67.5% in 2016, compared to 2015, primarily due to the acquisition of Octane Fitness, coupled with strong organic growth in the segment.

Income from continuing operations was $35.1 million, or $1.12 per diluted share, in 2016, compared to $26.8 million, or $0.85 per diluted share, in 2015. Income from continuing operations in 2016 included a non-recurring tax benefit of $2.7 million related to the release of previously unrecognized tax benefits associated with certain non-U.S. filing positions, which resulted from completing the deregistration of a certain foreign entity. In 2015, income from continuing operations included a $2.4 million credit related to the reversal of our deferred tax asset valuation allowance. Further, results for 2015 were negatively impacted by several unusual items including the following: settlement expense related to a licensing arbitration ($2.5 million); write-off of nutrition inventory ($1.4 million); unrecorded current period royalty revenue and reversal of prior period royalty revenue related to a dispute with the licensee ($1.4 million); an accounts receivable reserve related to potentially uncollectible balances from a large sporting goods retailer ($0.9 million); and transaction expenses related to the acquisition of Octane ($0.6 million). Without consideration of the reversals of deferred tax asset valuation allowances and the other unusual items noted above, the improvement in our results from continuing operations in 2016, compared to 2015, was driven primarily by higher sales and increased operating income in both our Direct and Retail segments.

Net income was $34.2 million, or $1.09 per diluted share, in 2016, compared to $26.6 million, or $0.84 per diluted share, in 2015.

BUSINESS ACQUISITION

On December 31, 2015, we acquired all of the outstanding capital stock of OF Holdings, Inc., sole parent of Octane, for an aggregate base purchase price of $115.0 million, plus adjustments for working capital and cash on the closing date. We funded the acquisition through an $80.0 million term loan and cash on hand. Based in Brooklyn Park, Minnesota, Octane is a leader in zero-impact training with a line of fitness equipment focused on Retail specialty and commercial channels. The acquisition of Octane strengthened and diversified our brand portfolio, broadened our distribution and deepened our talent pool. Octane's business is highly complementary to our existing business from both product and channel perspectives and is expected to create numerous revenue synergies for us.

DISCONTINUED OPERATIONS

Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to the Commercial business in 2016, 2015 or 2014, we continue to incur legal and accounting expenses as we work with authorities on final deregistration of each international entity, as well as product liability and other legal expenses associated with product previously sold into the Commercial channel.

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

Business Combinations
The Company accounts for its business combinations under the provisions of Accounting Standards Codification ("ASC") Topic 805-10, Business Combinations ("ASC 805-10"), which requires that the purchase method of accounting be used for all business combinations.  Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values.  ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill.  Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination.  Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using third-party valuations.  The estimated fair value of the net assets acquired was determined using the income approach to valuation based on the discounted cash flow method.  Under this method, expected future cash flows of the business on a stand-alone basis are discounted back to a present value.  The estimated fair value of identifiable intangible assets, consisting of trade names, patents and customer relationships were determined using the relief-from-royalty method for trade names and patents, and the multi-period excess earnings method for the customer relationships.

The most significant assumptions under the relief of royalty method used to value trade names and patents include: projected revenue attributable to the products or services using the asset, estimated economic life of the asset, royalty rate and discount rate. Significant assumptions under the multi-period excess earnings method include: forecasted revenue and earnings generated by the asset, expected economic life of the asset, contributory asset charges, and discount rate.

Management has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the Company.  These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.

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

Our calculations of amounts owed for sales discounts and allowances contain uncertainties because they require management to make assumptions in interim periods and to apply judgment regarding a number of factors, including estimated future customer purchases and returns.

Goodwill and Other Long-Term Assets Valuation
We evaluate our indefinite-lived intangible assets and goodwill for potential impairment annually or when events or circumstances indicate their carrying value may be impaired. Definite-lived intangible assets, including acquired trade names, customer relationships, patents and patent rights, and other long-lived assets, primarily property, plant and equipment, are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. No goodwill or other long-term asset impairment charges were recognized in 2016, 2015 or 2014.

Our impairment evaluations contain uncertainties because they require management to make assumptions and to apply judgment in order to estimate future cash flows and asset fair values. Our judgments regarding potential impairment are based on a number of factors including: the timing and amount of anticipated cash flows; market conditions; relative levels of risk; the cost of capital; terminal values; royalty rates; and the allocation of revenues, expenses and assets and liabilities to reporting units. Each of these factors can significantly affect the value of our goodwill or other long-term assets and, thereby, could have a material adverse effect on our financial position and results of operations.

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

As of December 31, 2016, we had a valuation allowance against net deferred income tax assets of $0.9 million. If our assumptions change and we determine we will be able to realize any portion of deferred income tax assets, the tax benefits related to any reversal of the valuation allowance will be accounted for in the period in which we make such determination. Likewise, should we determine that we would not be able to realize our deferred income tax assets in the future, an adjustment to the valuation allowance to reserve for the deferred income tax assets would increase expense in the period such determination is made.

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

Results of operations information was as follows (in thousands):

	Year Ended December 31,
	2016	2015	Change	% Change
Net sales	$406,039	$335,764	$70,275	20.9%
Cost of sales	194,514	162,530	31,984	19.7%
Gross profit	211,525	173,234	38,291	22.1%
Operating expenses:
Selling and marketing	115,437	101,618	13,819	13.6%
General and administrative	28,775	21,441	7,334	34.2%
Research and development	13,919	9,904	4,015	40.5%
Total operating expenses	158,131	132,963	25,168	18.9%
Operating income	53,394	40,271	13,123	32.6%
Other income (expense):
Interest income	234	218	16
Interest expense	(1,928)	(22)	(1,906)
Other, net	(119)	(445)	326
Total other income (expense), net	(1,813)	(249)	(1,564)
Income before income taxes	51,581	40,022	11,559
Income tax expense	16,480	13,219	3,261
Income from continuing operations	35,101	26,803	8,298
Loss from discontinued operations, net of income taxes	(923)	(201)	(722)
Net income	$34,178	$26,602	$7,576

	Year Ended December 31,
	2015	2014	Change	% Change
Net sales	$335,764	$274,447	$61,317	22.3%
Cost of sales	162,530	133,872	28,658	21.4%
Gross profit	173,234	140,575	32,659	23.2%
Operating expenses:
Selling and marketing	101,618	81,059	20,559	25.4%
General and administrative	21,441	22,131	(690)	(3.1)%
Research and development	9,904	7,231	2,673	37.0%
Total operating expenses	132,963	110,421	22,542	20.4%
Operating income	40,271	30,154	10,117	33.6%
Other income (expense):
Interest income	218	63	155
Interest expense	(22)	(25)	3
Other, net	(445)	32	(477)
Total other income (expense), net	(249)	70	(319)
Income before income taxes	40,022	30,224	9,798
Income tax expense	13,219	9,841	3,378
Income from continuing operations	26,803	20,383	6,420
Loss from discontinued operations, net of income taxes	(201)	(1,588)	1,387
Net income	$26,602	$18,795	$7,807

Results of operations information by segment was as follows (in thousands):

	Year Ended December 31,
	2016	2015	Change	% Change
Net sales:
Direct	$225,057	$225,595	$(538)	(0.2)%
Retail	177,920	106,195	71,725	67.5%
Royalty	3,062	3,974	(912)	(22.9)%
	$406,039	$335,764	$70,275	20.9%

Cost of sales:
Direct	$75,390	$83,238	$(7,848)	(9.4)%
Retail	119,080	79,292	39,788	50.2%
Royalty	44	—	44	—%
	$194,514	$162,530	$31,984	19.7%
Gross profit:
Direct	$149,667	$142,357	$7,310	5.1%
Retail	58,840	26,903	31,937	118.7%
Royalty	3,018	3,974	(956)	(24.1)%
	$211,525	$173,234	$38,291	22.1%
Gross margin:
Direct	66.5%	63.1%	340	basis points
Retail	33.1%	25.3%	780	basis points

	Year Ended December 31,
	2015	2014	Change	% Change
Net sales:
Direct	$225,595	$175,593	$50,002	28.5%
Retail	106,195	93,223	12,972	13.9%
Royalty	3,974	5,631	(1,657)	(29.4)%
	$335,764	$274,447	$61,317	22.3%

Cost of sales:
Direct	$83,238	$64,362	$18,876	29.3%
Retail	79,292	69,510	9,782	14.1%
	$162,530	$133,872	$28,658	21.4%
Gross profit:
Direct	$142,357	$111,231	$31,126	28.0%
Retail	26,903	23,713	3,190	13.5%
Royalty	3,974	5,631	(1,657)	(29.4)%
	$173,234	$140,575	$32,659	23.2%
Gross margin:
Direct	63.1%	63.3%	(20)	basis points
Retail	25.3%	25.4%	(10)	basis points

The following tables compare the net sales of our major product lines within each business segment (in thousands):

	Year Ended December 31,
	2016	2015	Change	% Change
Direct net sales:
Cardio products(1)	$209,569	$210,578	$(1,009)	(0.5)%
Strength products(2)	15,488	15,017	471	3.1%
	225,057	225,595	(538)	(0.2)%
Retail net sales:
Cardio products(1)	135,562	63,762	71,800	112.6%
Strength products(2)	42,358	42,433	(75)	(0.2)%
	177,920	106,195	71,725	67.5%

Royalty income	3,062	3,974	(912)	(22.9)%
	$406,039	$335,764	$70,275	20.9%

	Year Ended December 31,
	2015	2014	Change	% Change
Direct net sales:
Cardio products(1)	$210,578	$160,249	$50,329	31.4%
Strength products(2)	15,017	15,344	(327)	(2.1)%
	225,595	175,593	50,002	28.5%
Retail net sales:
Cardio products(1)	63,762	56,262	7,500	13.3%
Strength products(2)	42,433	36,961	5,472	14.8%
	106,195	93,223	12,972	13.9%

Royalty income	3,974	5,631	(1,657)	(29.4)%
	$335,764	$274,447	$61,317	22.3%

(1) Cardio products include: MaxTrainer®, TreadClimber®, Zero Runner®, treadmills, exercise bikes and ellipticals.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights and accessories.

Net Sales and Cost of Sales

Direct

The 0.2% decrease in year-over-year Direct net sales for 2016 compared to 2015 was primarily due to decreased consumer demand for our TreadClimber® cardio products, partially offset by growth in the Max Trainer® cardio product line and a 3.1% increase in strength products. The 28.5% increase in year-over-year Direct net sales for 2015 compared to 2014 was due primarily to growth of the Max Trainer®cardio product line, partially offset by declines in TreadClimber® cardio products and a 2.1% decline in strength products. The business also benefited from higher U.S. consumer credit approval rates in both years.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers were 50.6% in 2016 compared to 48.1% in 2015 and 41.4% in 2014.

The decrease in Direct cost of sales in 2016 compared to 2015 was related to improvements in product mix and supply chain efficiencies. In addition, unusual items that occurred in 2015, including an arbitration settlement of $2.5 million and write-off of nutrition inventory of $1.4 million, contributed to the decrease in the year-over-year cost of sales for 2016 compared to 2015.

The majority of the increase in Direct cost of sales in 2015 compared to 2014 was related to the growth in Direct net sales. In addition, unusual items including an arbitration settlement of $2.5 million and write-off of nutrition inventory of $1.4 million contributed to the increase in the year-over-year cost of sales for 2015 compared to 2014.

The 340 basis point increase in the gross margin of our Direct business for 2016 compared to 2015 was primarily driven by the arbitration settlement and reserves for nutrition product inventory discussed above, as well as improvements in product mix and improved supply chain efficiencies.

The 20 basis point decrease in the gross margin of our Direct business for 2015 compared to 2014 was primarily driven by the aforementioned unusual items in 2015.

Retail

The 67.5% increase in Retail net sales in 2016 compared to 2015 was driven primarily by increased sales of our cardio products, due to the acquisition of Octane Fitness, coupled with growth in organic product sales.

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

The increases in Retail cost of sales in 2016 compared to 2015, and in 2015 compared to 2014, were due to the increases in Retail net sales mentioned above.

The 780 basis point increase in Retail gross margin in 2016 compared to 2015 was primarily due to the acquisition of Octane Fitness, which had a higher gross margin, coupled with improvements in product mix and supply chain efficiencies.

The 10 basis point decrease in Retail gross margin in 2015 compared to 2014 was primarily due to unfavorable product and customer mix as increased treadmill sales drove product mix and currency exchange rates negatively impacted international sales.

Selling and Marketing

Dollars in thousands	Year Ended December 31,		Change
	2016	2015	$	%
Selling and marketing	$115,437	$101,618	$13,819	13.6%
As % of net sales	28.4%	30.3%

Dollars in thousands	Year Ended December 31,		Change
	2015	2014	$	%
Selling and marketing	$101,618	$81,059	$20,559	25.4%
As % of net sales	30.3%	29.5%

The increase in selling and marketing in 2016 compared to 2015 was primarily due to incremental sales and marketing expenses of $10.3 million related to the acquisition of Octane Fitness, coupled with a $4.9 million increase in media advertising, partially offset by decreased program costs of $0.8 million.

The increase in selling and marketing in 2015 compared to 2014 was primarily due to increases in media advertising of $12.1 million, as well as increased variable sales expenses and program costs of $6.5 million and $0.9 million, respectively.

The decrease in sales and marketing as a percentage of net sales in 2016 compared to 2015 was primarily due to the acquisition of Octane and growth in the organic Retail business, both of which have a lower selling and marketing expense percentage than the company-wide average.

The increase in sales and marketing as a percentage of net sales in 2015 compared to 2014 was primarily due to the increased investment in media advertising, as well as new marketing initiatives intended to broaden the reach of Direct products to the consumer.

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows:

Dollars in thousands	Year Ended December 31,		Change
	2016	2015	$	%
Media advertising	$59,638	$54,756	$4,882	8.9%

Dollars in thousands	Year Ended December 31,		Change
	2015	2014	$	%
Media advertising	$54,756	$42,643	$12,113	28.4%

We continued to increase investment in media during 2016 to grow sales of the Max Trainer® and optimize TreadClimber® sales.

General and Administrative

Dollars in thousands	Year Ended December 31,		Change
	2016	2015	$	%
General and administrative	$28,775	$21,441	$7,334	34.2%
As % of net sales	7.1%	6.4%

Dollars in thousands	Year Ended December 31,		Change
	2015	2014	$	%
General and administrative	$21,441	$22,131	$(690)	(3.1)%
As % of net sales	6.4%	8.1%

The increase in general and administrative in 2016 compared to 2015 was attributable to the inclusion of the Octane business in the amount of $3.8 million and amortization of Octane acquired assets of $3.1 million.

The decrease in general and administrative in 2015 compared to 2014 was due to reduced spending on intellectual property registration and legal fees for patent enforcement of $0.7 million and state business tax refunds and credits of $0.6 million, offset by increased employee-related costs of $0.8 million, and transaction costs related to the Octane acquisition of $0.6 million.

The increase in general and administrative as a percentage of net sales in 2016 compared to 2015 was primarily due to the amortization of Octane acquired assets.

The decrease in general and administrative as a percentage of net sales in 2015 compared to 2014 was primarily due to higher net sales.

Research and Development

Dollars in thousands	Year Ended December 31,		Change
	2016	2015	$	%
Research and development	$13,919	$9,904	$4,015	40.5%
As % of net sales	3.4%	2.9%

Dollars in thousands	Year Ended December 31,		Change
	2015	2014	$	%
Research and development	$9,904	$7,231	$2,673	37.0%
As % of net sales	2.9%	2.6%

The increases in research and development in 2016 compared to 2015, and in 2015 compared to 2014, were primarily due to our investment in additional engineering and product development headcount as we continue to supplement our new product development resources required to innovate and broaden our product portfolio, coupled with the addition, in 2016, of the research and development expenses related to Octane.

Interest Expense
Interest expense of $1.9 million in 2016 was primarily related to the term loan that was used to finance the Octane acquisition.

Interest expense in 2015 and 2014 was less than $0.1 million each year, and was related to financing costs associated with capital equipment lease payments.

Other, Net
Other, net primarily relates to the effect of exchange rate fluctuations between the U.S. and the currencies of our foreign subsidiaries, primarily Canada, China and Europe. In addition, 2015 included losses on asset dispositions of $0.3 million, and 2014 included gains of $0.1 million related to refunds of state sales taxes previously paid by us.

Income Tax Expense

Dollars in thousands	Year Ended December 31,		Change
	2016	2015	$	%
Income tax expense	$16,480	$13,219	$3,261	24.7%
Effective tax rate	31.9%	33.0%

Dollars in thousands	Year Ended December 31,		Change
	2015	2014	$	%
Income tax expense	$13,219	$9,841	$3,378	34.3%
Effective tax rate	33.0%	32.6%

Income tax expense in 2016 was primarily attributable to the income generated domestically and internationally, partially offset by a $2.7 million of income tax benefit related to the release of previously unrecognized tax benefits associated with certain non-U.S filing positions. These resulted from completing the deregistration of a certain foreign entity during 2016. Income tax expense for 2015 and 2014 included a $2.4 million and a $1.2 million release of our domestic valuation allowance, respectively.

Each quarter, we assess the total weight of positive and negative evidence including cumulative income or loss for the past three years and forecasted taxable income, and re-evaluate whether any adjustments or release of all or any portion of the valuation allowance is appropriate. As a result of this evaluation, in 2014, we determined that a portion of the existing valuation allowance against state net operating loss deferred tax assets was no longer necessary. Accordingly, an income tax benefit of $1.2 million related to the reduction of our existing valuation allowance was recorded in the fourth quarter of 2014. Further, in 2015, after re-evaluating the potential realization of the remainder of our deferred income tax assets, we concluded that the existing valuation allowance against the foreign tax credit deferred tax assets as well as substantially all remaining valuation allowance against the state net operating loss deferred tax assets were no longer necessary. Accordingly, an income tax benefit of $2.4 million was recorded in the fourth quarter of 2015 related to the reduction of our existing valuation allowance.
The amount of valuation allowance offsetting our deferred tax assets was $0.9 million as of December 31, 2016. Of the total remaining valuation allowance, $0.6 million primarily relates to domestic state credit carryforwards as we currently do not anticipate generating income of appropriate character to utilize those credits. Should it be determined in the future that it is more likely than not that our domestic deferred income tax assets will be realized, an additional valuation allowance would be released during the period in which such an assessment is made. In addition, $0.3 million of the remaining valuation allowance relates to foreign net operating loss carryforwards. There have been no material changes to our foreign operations since December 31, 2015 and, accordingly, we maintain our existing valuation allowance on foreign deferred income tax assets in such jurisdictions at December 31, 2016.

Refer to Note 14, Income Taxes, to our consolidated financial statements included in Part II, Item 8 of this report for additional information.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, we had $79.6 million of cash and investments, compared to $60.8 million as of December 31, 2015. The balance sheet as of December 31, 2015 included Octane, which was acquired on December 31, 2015. For additional information on the acquisition, see Note 2, Business Acquisition, to our consolidated financial statements included in Part II, Item 8 of this report for additional information.

Cash provided by operating activities was $45.9 million for 2016, compared to cash provided by operating activities of $41.1 million for 2015. We expect our cash, cash equivalents and available-for-sale securities at December 31, 2016, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from December 31, 2016.

The increase in cash flows from operating activities for 2016, compared to 2015, was primarily due to improved operating performance and the changes in our operating assets and liabilities as discussed below.

Trade receivables increased $0.3 million to $45.5 million as of December 31, 2016, compared to $45.2 million as of December 31, 2015, due to the timing of sales during the quarter.

Inventories increased $4.3 million to $47.0 million as of December 31, 2016, compared to $42.7 million as of December 31, 2015, due to the increased stocking of specific product lines.

Prepaids and other current assets increased $1.1 million to $8.0 million as of December 31, 2016, compared to $6.9 million as of December 31, 2015, due to increased advertising and creative content for 2017.

Net deferred income tax liabilities increased by $7.5 million to $17.0 million as of December 31, 2016, compared to $9.5 million as of December 31, 2015, primarily due to the utilization of tax credit carryforwards from prior periods.

Trade payables increased $4.3 million to $66.0 million as of December 31, 2016, compared to $61.7 million as of December 31, 2015, primarily due to increased inventory purchases to support select product lines.

Accrued liabilities decreased $0.1 million to $12.9 million as of December 31, 2016 compared to $13.0 million as of December 31, 2015, due to reductions in accrued compensation, offset by increased royalties payable and deferred revenues.

Warranty obligations decreased $1.1 million to $7.5 million as of December 31, 2016 compared to $8.5 million as of December 31, 2015, primarily due to improvement in the experience rates of our products, resulting from better product quality, full stock of parts availability and sales mix.

Cash used in investing activities of $9.9 million for 2016 was primarily related to $3.5 million used for the purchase of Octane and the net purchases of $1.7 million of marketable securities. In addition, $4.7 million was used for capital expenditures during 2016, primarily for tooling and implementation of new software and hardware information system upgrades. We anticipate spending $7.0 million to $8.0 million in 2017 for product tooling and systems integration.

Cash used in financing activities of $19.0 million for 2016 was primarily related to principal repayments of our term loan of $16.0 million related to the 2015 Octane acquisition and share repurchase program spending of $5.4 million, partially offset by $1.9 million of recognized excess tax benefits related to stock-based compensation.

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

The interest rate applicable to the Term Loan, as well as each advance under the revolving line of credit, is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. As of December 31, 2016 our borrowing rate for both the Term Loan and line of credit advances was 1.86%.

As of December 31, 2016, we had outstanding borrowings of $64.0 million on our term loan and $0.5 million in letters of credit issued under the Credit Agreement with expiration dates through April 2017. As of December 31, 2016, we were in compliance with the financial covenants of the Credit Agreement and approximately $19.5 million was available for borrowing under the line of credit.

Stock Repurchase Program
On November 3, 2014, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $15.0 million of our outstanding common stock from time to time during the ensuing period of 24 months. On May 4, 2016, our Board of Directors approved an expansion of our share repurchase program that authorized us to repurchase up to an additional $10.0 million of our outstanding common stock from time to time during the period of 24 months following such approval. The repurchase program expired on November 3, 2016 as to the original $15.0 million authorization. The repurchase program expires on May 4, 2018 as to the $10.0 million expansion. Share repurchases are funded with existing cash balances and repurchased shares are retired and returned to unissued authorized shares. During 2016, we repurchased 319,805 shares at an average price of $16.86 per share for an aggregate purchase price of $5.4 million. As of December 31, 2016, $8.0 million remained available for future repurchases.

Commitments and Contingencies
For a description of our commitments and contingencies, refer to Note 21, Commitments and Contingencies, to our consolidated financial statements in Part II, Item 8 of this report.

Non-Cancellable Contractual Obligations
Our operating cash flows include the effect of certain non-cancellable, contractual obligations. A summary of such obligations as of December 31, 2016 is as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including interest	$67,162	$17,371	$33,581	$16,210	$—
Operating lease obligations	30,620	4,608	9,968	8,993	7,051
Purchase obligations(1)	17,630	17,630	—	—	—
Minimum royalty obligations	4,458	4,458	—	—	—
Total	$119,870	$44,067	$43,549	$25,203	$7,051

(1)
Our purchase obligations are comprised primarily of inventory purchase commitments. Because substantially all of our inventory is sourced from Asia, we have long lead times and therefore need to secure factory capacity from our vendors in advance.

Due to uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2016, we are unable to make reasonably reliable estimates of the timing of any cash settlements with the respective taxing authorities. Therefore, approximately $2.6 million of liabilities related to unrecognized tax benefits, including interest and penalties on uncertain tax positions, have been excluded from the contractual table above. For further information, refer to Note 14, Income Taxes, to our consolidated financial statements in Part II, Item 8 of this report.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at December 31, 2016.

SEASONALITY

We expect our revenue from fitness equipment products to vary seasonally. Sales are typically strongest in the first and fourth quarters, followed by the third quarter, and are generally weakest in the second quarter. We believe that consumers tend to be involved in outdoor activities during the spring and summer months, including outdoor exercise, which impacts sales of indoor fitness equipment. This seasonality can have a significant effect on our inventory levels, working capital needs and resource utilization.

INFLATION

We do not believe that inflation had a material effect on our business, financial condition or results of operations in 2016, 2015 or 2014. Inflation pressures do exist in countries where our contract manufacturers are based; however, we have largely mitigated these increases through cost improvement measures.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1, Significant Accounting Polices, to our consolidated financial statements in Part II, Item 8 of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents, marketable securities, variable-rate debt obligations, and derivative liabilities. As of December 31, 2016, we had cash equivalents of $13.6 million held in a combination of money market funds and commercial paper, and marketable securities of $31.7 million, held in a combination of certificates of deposit, corporate bonds, and U.S. government bonds. Our cash equivalents mature within three months or less from the date of purchase. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. We have classified our marketable securities as available-for-sale and, therefore, we may choose to sell or hold them as changes in the market occur. Because of the short-term nature of the instruments in our portfolio, a decline in interest rates would reduce our interest income over time, and an increase in interest rates may negatively affect the market price or liquidity of certain securities within the portfolio, but a change in interest rates would not have a material impact on our results of operations, financial position or cash flows.

Our negotiated credit facilities generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of December 31, 2016, the outstanding balances on our credit facilities totaled $64.0 million.

In January 2016, we entered into an $80.0 million receive-variable, pay-fixed interest rate swap agreement, amortizing monthly in line with the outstanding principal balance on our term loan. The swap is classified as a cash flow hedge and effectively fixes the interest rate on our variable-rate term loan. The interest rate swap matures on December 31, 2020 and has a fixed interest rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark, which was 0.61% at December 31, 2016.

The fair value of our interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. The amounts related to our cash flow hedge are recorded as deferred gains or losses in our consolidated balance sheets with the offset recorded in accumulated other comprehensive income, net of tax. At December 31, 2016, the fair value of our interest rate swap agreement was a liability of $0.04 million. The estimated amount expected to be reclassified into earnings within the next twelve months was $0.04 million at December 31, 2016.

We do not enter into derivative instruments for any purpose other than to manage our interest rate exposure. That is, we do not engage in interest rate speculation using derivative instruments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Nautilus, Inc.
Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Nautilus, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nautilus, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 27, 2017

NAUTILUS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2016	2015
Assets
Cash and cash equivalents	$47,874	$30,778
Available-for-sale securities	31,743	29,998
Trade receivables, net of allowances of $170 and $918	45,458	45,155
Inventories	47,030	42,729
Prepaids and other current assets	8,020	6,888
Income taxes receivable	3,231	439
Deferred income tax assets	—	8,904
Total current assets	183,356	164,891
Property, plant and equipment, net	17,468	16,764
Goodwill	61,888	60,470
Other intangible assets, net	69,800	73,354
Deferred income tax assets, non-current	11	—
Other assets	543	433
Total assets	$333,066	$315,912
Liabilities and Shareholders' Equity
Trade payables	$66,020	$61,745
Accrued liabilities	12,892	13,027
Warranty obligations, current portion	3,500	4,753
Note payable, current portion, net of unamortized debt issuance costs of $7 and $7	15,993	15,993
Total current liabilities	98,405	95,518
Warranty obligations, non-current	3,950	3,792
Income taxes payable, non-current	2,403	4,116
Deferred income tax liabilities, non-current	16,991	18,380
Other long-term liabilities	2,481	3,144
Note payable, non-current, net of unamortized debt issuance costs of $21 and $29	47,979	63,971
Total liabilities	172,209	188,921
Commitments and contingencies (Note 21)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 30,825 and 31,005 shares issued and outstanding	578	796
Retained earnings	161,496	127,522
Accumulated other comprehensive loss	(1,217)	(1,327)
Total shareholders' equity	160,857	126,991
Total liabilities and shareholders' equity	$333,066	$315,912

See accompanying Notes to Consolidated Financial Statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Net sales	$406,039	$335,764	$274,447
Cost of sales	194,514	162,530	133,872
Gross profit	211,525	173,234	140,575
Operating expenses:
Selling and marketing	115,437	101,618	81,059
General and administrative	28,775	21,441	22,131
Research and development	13,919	9,904	7,231
Total operating expenses	158,131	132,963	110,421
Operating income	53,394	40,271	30,154
Other income (expense):
Interest income	234	218	63
Interest expense	(1,928)	(22)	(25)
Other, net	(119)	(445)	32
Total other income (expense), net	(1,813)	(249)	70
Income from continuing operations before income taxes	51,581	40,022	30,224
Income tax expense	16,480	13,219	9,841
Income from continuing operations	35,101	26,803	20,383
Discontinued operations:
Loss from discontinued operations before income taxes	(1,077)	(601)	(1,134)
Income tax expense (benefit) of discontinued operations	(154)	(400)	454
Loss from discontinued operations	(923)	(201)	(1,588)
Net income	$34,178	$26,602	$18,795

Basic income per share from continuing operations	$1.13	$0.86	$0.65
Basic loss per share from discontinued operations	(0.03)	(0.01)	(0.05)
Basic net income per share	$1.10	$0.85	$0.60

Diluted income per share from continuing operations	$1.12	$0.85	$0.64
Diluted loss per share from discontinued operations	(0.03)	(0.01)	(0.05)
Diluted net income per share	$1.09	$0.84	$0.59
Shares used in per share calculations:
Basic	31,032	31,288	31,253
Diluted	31,301	31,589	31,688

See accompanying Notes to Consolidated Financial Statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$34,178	$26,602	$18,795
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of income tax expense (benefit) of $5, $1 and $(11)	8	2	(18)
Loss on derivative securities, effective portion, net of income tax benefit of $(14), $0 and $0	(24)	—	—
Foreign currency translation adjustment, net of income tax expense (benefit) of $(5), $17, and $15	126	(1,021)	(534)
Other comprehensive income (loss)	110	(1,019)	(552)
Comprehensive income	$34,288	$25,583	$18,243

See accompanying Notes to Consolidated Financial Statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balances at January 1, 2014	31,162	$6,769	$84,552	$244	$91,565
Net income	—	—	18,795	—	18,795
Unrealized loss on marketable securities, net of income tax benefit of $(11)	—	—	—	(18)	(18)
Foreign currency translation adjustment, net of income tax expense of $15	—	—	—	(534)	(534)
Stock-based compensation expense	—	1,066	—	—	1,066
Common stock issued under equity compensation plan, net of shares withheld for tax payments	171	378	—	—	378
Tax deficiency related to stock-based awards	—	(180)	—	—	(180)
Balances at December 31, 2014	31,333	8,033	103,347	(308)	111,072
Net income	—	—	26,602	—	26,602
Unrealized gain on marketable securities, net of income tax expense of $1	—	—	—	2	2
Foreign currency translation adjustment, net of income tax expense of $17	—	—	—	(1,021)	(1,021)
Stock-based compensation expense	—	1,484	—	—	1,484
Common stock issued under equity compensation plan, net of shares withheld for tax payments	377	275	—	—	275
Common stock issued under employee stock purchase plan	7	116	—	—	116
Tax benefit related to stock-based awards	—	28	—	—	28
Repurchased shares	(712)	(9,140)	(2,427)	—	(11,567)
Balances at December 31, 2015	31,005	796	127,522	(1,327)	126,991
Net income	—	—	34,178	—	34,178
Unrealized gain on marketable securities, net of income tax expense of $5	—	—	—	8	8
Loss on derivative securities, effective portion, net of income tax benefit of $(14)	—	—	—	(24)	(24)
Foreign currency translation adjustment, net of income tax benefit of $(5)	—	—	—	126	126
Stock-based compensation expense	—	2,613	—	—	2,613
Common stock issued under equity compensation plan, net of shares withheld for tax payments	116	117	—	—	117
Common stock issued under employee stock purchase plan	24	381	—	—	381
Tax benefit related to stock-based awards	—	1,857	—	—	1,857
Repurchased shares	(320)	(5,186)	(204)	—	(5,390)
Balances at December 31, 2016	30,825	$578	$161,496	$(1,217)	$160,857

See accompanying Notes to Consolidated Financial Statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Income from continuing operations	$35,101	$26,803	$20,383
Loss from discontinued operations	(923)	(201)	(1,588)
Net income	34,178	26,602	18,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,874	3,412	4,024
Bad debt expense	289	786	104
Inventory lower-of-cost-or-market adjustments	245	1,583	457
Stock-based compensation expense	2,613	1,484	1,066
Loss on asset disposals	147	313	145
Deferred income taxes, net of valuation allowances	9,510	11,669	8,007
Excess tax (benefit) deficiency related to stock-based awards	(1,857)	(28)	180
Other	5	—	—
Changes in operating assets and liabilities, net of effects of acquisition:
Trade receivables	(694)	(6,812)	(1,331)
Inventories	(3,110)	(7,147)	(9,560)
Prepaids and other current assets	(1,415)	1,365	(314)
Income taxes receivable	(2,792)	(389)	30
Trade payables	6,464	4,506	10,456
Accrued liabilities, including warranty obligations	(5,606)	3,776	2,313
Net cash provided by operating activities	45,851	41,120	34,372
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(3,468)	(114,062)	—
Purchases of property, plant and equipment and intangible assets	(4,656)	(5,734)	(3,181)
Purchases of available-for-sale-securities	(34,739)	(61,933)	(37,434)
Proceeds from maturities of available-for-sale securities	32,923	55,292	10,450
Proceeds from sales of available-for-sale securities	71	3,602	—
Net cash used in investing activities	(9,869)	(122,835)	(30,165)
Cash flows from financing activities:
Proceeds from long-term debt	—	80,000	—
Payments on long-term debt	(16,000)	—	—
Proceeds from employee stock purchases	381	116	—
Proceeds from exercise of stock options	356	1,050	378
Tax payments related to stock award issuances	(239)	(775)	—
Excess tax benefit (deficiency) related to stock-based awards	1,857	28	(180)
Payments for stock repurchases	(5,390)	(11,567)	—
Net cash provided by (used in) financing activities	(19,035)	68,852	198
Effect of exchange rate changes on cash and cash equivalents	149	(1,565)	(178)
Increase (decrease) in cash and cash equivalents	17,096	(14,428)	4,227
Cash and cash equivalents:
Beginning of year	30,778	45,206	40,979
End of year	$47,874	$30,778	$45,206
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$(11,511)	$(1,308)	$(923)
Cash paid for interest	$(1,920)	$(22)	$(25)
Supplemental disclosure of non-cash investing activities:
Acquisition consideration owed but not yet paid	$—	$2,813	$—
Capital expenditures incurred but not yet paid	$210	$1,000	$86
Supplemental disclosure of non-cash financing activities:
Loan fees incurred but not yet paid	$—	$36	$—
See accompanying Notes to Consolidated Financial Statements.

NAUTILUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
Nautilus, Inc. and subsidiaries (collectively, "Nautilus" or the "Company") was founded in 1986 and incorporated in the State of Washington in 1993. Our headquarters are located in Vancouver, Washington.

We are committed to providing innovative, quality solutions to help people achieve their fitness goals through a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products and related accessories for consumer use, primarily in the U.S. and Canada, but also in international markets outside North America. Our products are sold under some of the most-recognized brand names in the fitness industry: Nautilus®, Bowflex®, Octane Fitness®, Schwinn® and Universal®.

We market our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments. Our Direct business offers products directly to consumers through television advertising, catalogs and the Internet. Our Retail business offers our products through a network of independent retail companies with stores and websites located in the U.S. and internationally. We also derive a portion of our revenue from the licensing of our brands and intellectual property.

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

We derive a significant portion of our net sales from a small number of our Retail customers. A loss of business from one or more of these large customers, if not replaced with new business, would negatively affect our operating results and cash flows. In each of 2016, 2015 and 2014, one customer accounted for more than 10%, but less than 15%, of our net sales.

Cash and Cash Equivalents
All highly liquid investments with maturities of three months or less at purchase are considered to be cash equivalents. As of December 31, 2016, cash equivalents consisted of money market funds and commercial paper and totaled $13.6 million. Our cash equivalents as of December 31, 2015 consisted of money market funds and corporate bonds and totaled $0.7 million.

Available-For-Sale Securities
We classify our marketable securities as available-for-sale and, accordingly, record them at fair value. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Unrealized holding gains and losses, which are immaterial, are excluded from earnings and are reported net of tax in other comprehensive income until realized. Dividend and interest income is recognized when earned. Realized gains and losses, which were not material in 2016 or 2015, are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

For additional information, refer to Note 4, Fair Value Measurements.

Derivative Securities
We record our derivative securities at fair value, and our portfolio currently consists of an interest rate swap contract. The fair value of our interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. The amounts related to our cash flow hedge are recorded as deferred gains or losses in our consolidated balance sheets with the offset recorded in accumulated other comprehensive income, net of tax. We do not enter into derivative instruments for any purpose other than to manage our interest rate exposure. That is, we do not engage in interest rate speculation using derivative instruments.

Trade Receivables
Accounts receivable primarily consists of trade receivables due from our Retail segment customers. We determine an allowance for doubtful accounts based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance.

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

Inventories acquired from Octane as of December 31, 2015 have been recorded at final fair values as of December 31, 2016 . For additional information, see Note 2, Business Acquisition.

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

Property, plant and equipment acquired from Octane as of December 31, 2015 have been recorded at final fair values as of December 31, 2016. For additional information, see Note 2, Business Acquisition.

Goodwill
Goodwill consists of the excess of acquisition costs over the fair values of net assets acquired in business combinations. We review goodwill for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount may be impaired. For this purpose, goodwill is evaluated at the reporting unit level. Our goodwill asset related to our Canadian subsidiary is attributable to our Direct reporting unit, and our goodwill related to the Octane acquisition is attributable to our Retail reporting unit. We performed assessments of goodwill in the fourth quarters of 2016, 2015 and 2014. For further information regarding goodwill, see Note 9, Goodwill.

Other Intangible Assets
Definite-lived intangible assets, primarily acquired trade names, customer relationships, patents and patent rights, are stated at cost, net of accumulated amortization. We recognize amortization expense for our definite-lived intangible assets on a straight-line basis over the estimated useful lives.

Indefinite-lived intangible assets consist of acquired trademarks, specifically trade names. Indefinite-lived intangible assets are stated at cost and are not amortized; instead, they are tested for impairment at least annually. We review our indefinite-lived trademarks for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the assets may be impaired. The fair value of trademarks is estimated using the relief from royalty method to estimate the value of the cost savings and a discounted cash flows method to estimate the value of future income. The sum of these two values for each trademark is the fair value of the trademark. If the carrying amount of trademarks exceeds the estimated fair value, we calculate impairment as the excess of carrying amount over the estimate of fair value. We tested our indefinite-lived trademarks for impairment in the fourth quarters of 2016, 2015 and 2014 and determined that no impairment was indicated. For further information regarding other intangible assets, see Note 10, Other Intangible Assets.

Other intangible assets acquired from Octane as of December 31, 2015 have been recorded at final fair values as of December 31, 2016. For additional information, see Note 2, Business Acquisition.

Impairment of Long-Lived Assets
Long-lived assets, including property, plant and equipment and definite-lived intangible assets, are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. When such an event or condition occurs, we estimate the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to determine whether a potential impairment exists. If the carrying value exceeds estimated future undiscounted cash flows, we record impairment expense to reduce the carrying value of the asset to its estimated fair value. No impairment charges were recorded in 2016, 2015 or 2014.

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

	2016	2015	2014
Balance, January 1	$5,677	$4,296	$4,106
Charges to reserve	12,935	16,700	15,285
Reductions for sales discounts and returns	(12,711)	(15,569)	(15,095)
Business acquisition (Note 2)	—	250	—
Balance, December 31	$5,901	$5,677	$4,296

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

Advertising and Promotion
We expense our advertising and promotion costs as incurred. Production costs of television advertising commercials are recorded in prepaids and other current assets until the initial broadcast, at which time such costs are expensed. Advertising and promotion costs are included in selling and marketing expenses and totaled $60.7 million, $54.8 million and $42.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Prepaid advertising and promotion costs were $3.5 million and $1.5 million as of December 31, 2016 and 2015, respectively.

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

For additional information on financial instruments recorded at fair value on a recurring basis as of December 31, 2016 and 2015, refer to Note 4, Fair Value Measurements.

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

New Accounting Pronouncements

ASU 2017-04
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment". ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, if applicable. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The same impairment test also applies to any reporting unit with a zero or negative carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.ASU 2017-04 is effective for public companies' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019, on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We do not expect the adoption of ASU 2017-04 to have a material effect on our financial position, results of operations or cash flows.

ASU 2016-15
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." The amendments in ASU 2016-15 are intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows, with the intent of reducing diversity in practice for the eight (8) types of cash flows identified. ASU 2016-15 is effective for public companies' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. Entities must apply the guidance retrospectively to all periods presented, but may apply it prospectively if retrospective application would be impracticable. We do not expect the adoption of ASU 2016-15 to have a material effect on our financial position, results of operations or cash flows.

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

ASU 2016-02
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 replaces the existing guidance in Accounting Standards Codification ("ASC") 840, Leases. The new standard would require companies and other organizations to include lease obligations on their balance sheets, including a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use ("ROU") asset and a corresponding lease liability.  For finance leases the lessee would recognize interest expense and amortization of the ROU asset, and for operating leases the lessee would recognize a straight-line total lease expense. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for public companies' annual periods, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating any potential impact that adoption of ASU 2016-02 may have on our financial position, results of operations and cash flows.

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

ASU 2014-09
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 replaces most existing revenue recognition guidance, and requires companies to recognize revenue based upon the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. In addition, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. ASU 2014-09 is effective, as amended, for annual and interim periods beginning on or after December 15, 2017, applied retrospectively to each prior period presented or retrospectively with a cumulative effect adjustment recognized as of the adoption date. We expect to adopt the new standard on January 1, 2018, and have not yet selected a transition method. We are currently evaluating the overall impact this guidance will have on our consolidated financial statements. Based on our preliminary assessment, we do not expect the adoption of ASU 2014-09 to materially change the timing of revenue recognition and classification of transactions within our consolidated financial statements. We are, however, continuing our assessment, which may identify potential impacts.

(2) BUSINESS ACQUISITION

On December 31, 2015, we acquired all of the outstanding capital stock of OF Holdings, Inc., sole parent of Octane Fitness, LLC ("Octane") for an aggregate base purchase price of $115.0 million, plus net adjustments for working capital and cash acquired on the closing date. We funded the acquisition through an $80.0 million term loan and cash on hand. Based in Brooklyn Park, Minnesota, Octane is a leader in zero-impact training with a line of fitness equipment focused on Retail specialty and commercial channels. The acquisition of Octane strengthened and diversified our brand portfolio, broadened our distribution and deepened our talent pool. Octane's business is highly complementary to our existing business from both product and channel perspectives and is expected to create numerous revenue synergies for us.

For the year ended December 31, 2016, Octane contributed net sales and net income of $61.9 million and $2.3 million, respectively. Operating results for 2016 included amortization of acquired assets of $3.1 million, and purchase accounting related inventory step-up charges of $1.5 million. Working capital and other measurement period adjustments for the year ended December 31, 2016 totaled $0.7 million and are detailed in the valuation table below.

Total acquisition costs incurred in 2016 were $0.3 million, and cumulative-to-date costs total $0.9 million. These charges were expensed as incurred in general and administrative costs.

Purchase Price Allocation
Acquired assets and liabilities were recorded at estimated fair value as of the acquisition date, and subsequently adjusted and finalized during 2016. The excess of the purchase price over the fair value of identifiable net assets resulted in the recognition of goodwill of $59.7 million, all of which was assigned to the Retail segment. The goodwill is not deductible for income tax purposes.

The following table summarizes the fair values of the net assets acquired and liabilities assumed, and measurement period adjustments since December 31, 2015, the acquisition date (in thousands):

	Preliminary valuation at December 31, 2015	Measurement period adjustments	Final valuation at December 31, 2016
Cash	$7,759	$—	$7,759
Accounts receivable	12,507	(31)	12,476
Inventories	12,168	966	13,134
Prepaid expenses	1,028	(143)	885
Deferred tax assets	1,287	16	1,303
Property, plant and equipment	3,240	132	3,372
Intangible assets	63,100	—	63,100
Total assets acquired	$101,089	$940	$102,029

Accounts payable	6,215	282	6,497
Accrued liabilities	1,614	1,354	2,968
Warranty obligations	5,550	—	5,550
Deferred tax liabilities, non-current	20,914	119	21,033
Other non-current liabilities	519	(129)	390
Total liabilities assumed	$34,812	$1,626	$36,438

Net identifiable assets acquired	$66,277	$(686)	$65,591
Goodwill	58,357	1,348	59,705
Net assets acquired	$124,634	$662	$125,296

The allocation of the purchase price is complete as of December 31, 2016.

The following table sets forth the components of identifiable intangible assets and their fair values, net of any measurement period changes since December 31, 2015, the acquisition date (dollars in thousands):

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

Summary of Unaudited Pro Forma Information

The following table reflects the unaudited pro forma consolidated results of operations for the periods presented, as though the acquisition of Octane had occurred on January 1, 2014 (in thousands):

	(unaudited)
	Year Ended December 31,
	2016	2015	2014
Net sales	$406,039	$400,078	$338,990
Net income	35,683	29,352	20,233
Net income per share:
Basic	$1.15	$0.94	$0.65
Diluted	1.14	0.93	0.64

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

(3) DISCONTINUED OPERATIONS

Following is a summary of certain financial information regarding our discontinued operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Loss from discontinued operations before income taxes	$(1,077)	$(601)	$(1,134)
Income tax expense (benefit)	(154)	(400)	454
Total loss from discontinued operations	$(923)	$(201)	$(1,588)

The following table summarizes liabilities for exit costs related to discontinued operations, included in accrued liabilities and other long-term liabilities in our consolidated balance sheets (in thousands):

Facilities Leases
Balance as of January 1, 2014	$831
Payments	(258)
Balance as of December 31, 2014	573
Payments	(273)
Balance as of December 31, 2015	300
Payments	(300)
Balance as of December 31, 2016	$—

(4) FAIR VALUE MEASUREMENTS

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 - observable inputs such as quoted prices (unadjusted) in active liquid markets for identical securities as of the reporting date;

•
Level 2 - other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; or observable market prices in markets with insufficient volume and/or infrequent transactions; and

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$9,635	$—	$—	$9,635
Commercial paper	—	3,999	—	3,999
Total Cash Equivalents	9,635	3,999	—	13,634

Available-for-Sale Securities
Certificates of deposit(1)	—	22,820	—	22,820
Corporate bonds	—	6,922	—	6,922
U.S. government bonds	—	2,001	—	2,001
Total Available-for-Sale Securities	—	31,743	—	31,743

Total assets measured at fair value	$9,635	$35,742	$—	$45,377

Liabilities:
Derivatives
Interest rate swap contract	$—	$(38)	$—	$(38)

Total liabilities measured at fair value	$—	$(38)	$—	$(38)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$1	$—	$—	$1
Corporate bonds	—	733	—	733
Total Cash Equivalents	1	733	—	734

Available-for-Sale Securities
Certificates of deposit(1)	—	25,234	—	25,234
Corporate bonds	—	4,764	—	4,764
Total Available-for-Sale Securities	—	29,998	—	29,998

Total assets measured at fair value	$1	$30,731	$—	$30,732

(1) All certificates of deposit are within current FDIC insurance limits.

We did not have any liabilities measured at fair value on a recurring basis as of December 31, 2015.

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the years ended December 31, 2016 and 2015. Additionally, we did not have any changes to our valuation techniques during the years ended December 31, 2016 and 2015.

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

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property, plant and equipment, goodwill, other intangible assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. Other than our annual goodwill and indefinite-lived trade names impairment valuations effective as of October 1, 2016 and 2015, we did not perform any valuations on assets or liabilities that are valued at fair value on a nonrecurring basis. During the years ended December 31, 2016 and 2015, we did not record any other-than-temporary impairments on our financial assets required to be measured at fair value on a nonrecurring basis.

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

As of December 31, 2016, we had a $64.0 million interest rate swap outstanding with JPMorgan Chase Bank, N.A. This interest rate swap matures on December 31, 2020 and has a fixed rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark. At December 31, 2016, the one-month LIBOR rate was 0.61%.

We typically designate all interest rate swaps as cash flow hedges and, accordingly, record the change in fair value for the effective portion of these interest rate swaps in accumulated other comprehensive income rather than current period earnings until the underlying hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the year ended December 31, 2016, there was no ineffectiveness. As of December 31, 2016, we expected to reclassify a loss of $0.04 million from accumulated other comprehensive loss to earnings within the next twelve months.

The fair value of our derivative instruments was included in our consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of December 31,
		2016	2015
Derivative instruments designated as cash flow hedges:
Interest rate swap contract	Accrued liabilities	$38	$—

The effect of derivative instruments on our consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Year Ended December 31,
		2016	2015
Derivative instruments designated as cash flow hedges:
Loss recognized in other comprehensive income before reclassifications	---	$(450)	$—
Loss reclassified from accumulated other comprehensive income to earnings for the effective portion	Interest expense	$(626)	$—
Related tax effect	Income tax benefit	$200	$—

See also Note 4.

(6) TRADE RECEIVABLES

Trade receivables, net, consisted of the following (in thousands):

	As of December 31,
	2016	2015
Trade receivables	$45,628	$46,073
Allowance for doubtful accounts	(170)	(918)
	$45,458	$45,155
Changes in our allowance for doubtful trade receivables were as follows (in thousands):

	2016	2015	2014
Balance, January 1	$918	$108	$53
Charges to bad debt expense	289	786	104
Recoveries (write-offs), net	(1,037)	24	(49)
Balance, December 31	$170	$918	$108

(7) INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of December 31,
	2016	2015
Finished goods	$43,130	$39,115
Parts and components	3,900	3,614
	$47,030	$42,729

(8) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of December 31,
				2016	2015
Automobiles	5	to	6	$139	$139
Leasehold improvements	4	to	20	3,388	3,397
Computer software and equipment	3	to	7	25,899	23,991
Machinery and equipment	3	to	5	13,085	10,867
Furniture and fixtures	5	to	20	2,238	1,605
Work in progress (1)	N/A			768	1,655
Total cost				45,517	41,654
Accumulated depreciation				(28,049)	(24,890)
				$17,468	$16,764
(1) Work in progress primarily includes production tooling and equipment.

Depreciation expense was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Depreciation expense	$4,320	$2,558	$1,983

(9) GOODWILL

The rollforward of goodwill was as follows (in thousands):

	Direct	Retail	Total
Balance, January 1, 2014	$2,740	$—	$2,740
Currency exchange rate adjustment	(220)	—	(220)
Balance, December 31, 2014	2,520	—	2,520
Currency exchange rate adjustment	(407)	—	(407)
Business acquisition (Note 2)	—	58,357	58,357
Balance, December 31, 2015	2,113	58,357	60,470
Currency exchange rate adjustment	67	3	70
Measurement period adjustments (Note 2)	—	1,348	1,348
Balance, December 31, 2016	$2,180	$59,708	$61,888

(10) OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of December 31,
				2016	2015
Indefinite-lived trademarks	N/A			$32,052	$32,052
Definite-lived trademarks	10	to	15	2,600	2,600
Patents	8	to	24	31,487	31,487
Customer relationships	10	to	15	24,700	24,700
				90,839	90,839
Accumulated amortization - definite-lived intangible assets				(21,039)	(17,485)
				$69,800	$73,354

Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Amortization expense	$3,554	$854	$2,040

Future amortization of definite-lived intangible assets is as follows (in thousands):

2017	$3,256
2018	3,164
2019	3,134
2020	3,108
2021	3,078
Thereafter	22,008
$37,748

(11) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2016	2015
Payroll and related liabilities	$4,579	$6,556
Other	8,313	6,471
Total accrued liabilities	$12,892	$13,027

(12) PRODUCT WARRANTIES

Changes in our product warranty obligations were as follows (in thousands):

	2016	2015	2014
Balance, January 1	$8,545	$2,246	$1,638
Accruals	2,480	2,302	2,264
Payments	(3,575)	(1,553)	(1,656)
Business acquisition (Note 2)	—	5,550	—
Balance, December 31	$7,450	$8,545	$2,246

(13) BORROWINGS

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

The interest rate applicable to the Term Loan and to each advance under the revolving line of credit is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. As of December 31, 2016, our borrowing rate for the Term Loan and line of credit advances was 1.86%.

As of December 31, 2016, we had outstanding borrowings of $64.0 million on our term loan and $0.5 million in letters of credit issued under the Credit Agreement with expiration dates through April 2017. As of December 31, 2016, we were in compliance with the financial covenants of the Credit Agreement and approximately $19.5 million was available for borrowing under the line of credit.

Principal maturities of our Term Loan over the next five years are as follows (in thousands):

2017	$16,000
2018	16,000
2019	16,000
2020	16,000
$64,000

(14) INCOME TAXES

Income Tax Expense
Income from continuing operations before income taxes was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S.	$50,651	$39,242	$29,115
Non-U.S.	930	780	1,109
	$51,581	$40,022	$30,224

Income tax expense (benefit) from continuing operations was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
U.S. federal	$6,765	$858	$1,086
U.S. state	318	171	100
Non-U.S.	118	355	222
Total current	7,201	1,384	1,408
Deferred:
U.S. federal	8,130	11,324	8,913
U.S. state	1,037	573	(558)
Non-U.S.	112	(62)	78
Total deferred	9,279	11,835	8,433
	$16,480	$13,219	$9,841

Following is a reconciliation of the U.S. statutory federal income tax rate with our effective income tax rate for continuing operations:

	Year Ended December 31,
	2016	2015	2014
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State tax, net of U.S. federal tax benefit	2.4	2.6	2.5
Non-U.S. income taxes	0.3	(0.1)	(0.3)
Nondeductible operating expenses	0.3	0.8	0.2
Research and development credit	(1.0)	(0.6)	(2.4)
Change in deferred tax measurement rate	(0.1)	—	0.1
Change in uncertain tax positions	(5.1)	1.1	1.5
Change in valuation allowance	0.2	(5.8)	(4.1)
Other	(0.1)	—	0.1
Effective income tax rate	31.9%	33.0%	32.6%

Deferred Income Taxes
Individually significant components of deferred income tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2016	2015
Deferred income tax assets:
Accrued liabilities	$5,089	$6,392
Allowance for doubtful accounts	40	467
Inventory valuation	199	818
Capitalized indirect inventory costs	497	671
Stock-based compensation expense	1,346	693
Deferred rent	865	869
Accrued royalty	429	—
Net operating loss carryforward	2,377	3,361
Basis difference on long-lived assets	1,052	1,810
Credit carryforward	615	3,736
Other	140	171
Gross deferred income tax assets	12,649	18,988
Valuation allowance	(886)	(888)
Deferred income tax assets, net of valuation allowance	11,763	18,100
Deferred income tax liabilities:
Prepaid advertising	(1,302)	(523)
Other prepaids	(744)	(579)
Basis difference on long-lived assets	(26,215)	(26,285)
Undistributed earnings of foreign subsidiaries	(457)	(188)
Other	(25)	(1)
Deferred income tax liabilities	(28,743)	(27,576)
Net deferred income tax liabilities	$(16,980)	$(9,476)

Our net deferred income tax assets (liabilities) were recorded on our consolidated balance sheets as follows (in thousands):

	As of December 31,
	2016	2015
Deferred income tax assets	$—	$8,904
Long-term deferred income tax assets	11	—
Long-term deferred income tax liabilities	(16,991)	(18,380)
Net deferred income tax liabilities	$(16,980)	$(9,476)

The table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2015, that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. During 2016 however, equity was increased by $1.9 million as we determined that such deferred tax assets arose directly from tax deductions related to equity compensation can be realized. We use FASB ASC 740 ordering for purposes of determining when excess tax benefits have been realized.

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

As of December 31, 2016, we had a valuation allowance against net deferred income tax assets of $0.9 million. Of the remaining valuation allowance, $0.6 million primarily relates to domestic state tax credit carryforwards as we currently do not anticipate generating the income of appropriate character to utilize those credits. The remainder of $0.3 million relates to foreign net operating loss carryforwards. Should it be determined in the future that it is more likely than not that our domestic deferred income tax assets will be realized, an additional valuation allowance would be released during the period in which such an assessment is made. There have been no material changes to our foreign operations since December 31, 2015 and, accordingly, we maintain our existing valuation allowance on foreign deferred income tax assets in such jurisdictions at December 31, 2016.

Income Tax Carryforwards
As of December 31, 2016, we had the following income tax carryforwards (in millions):

	Amount	Expires in
Net operating loss carryforwards
U.S. State	$50.9	2017 - 2035
China	$0.7	2020 - 2021
Italy	$0.5	2017
Income tax credit carryforwards
U.S. State	$0.6	2018 - 2031

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

Unrecognized Tax Benefits
Following is a reconciliation of gross unrecognized tax benefits from uncertain tax positions, excluding the impact of penalties and interest (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance, January 1	$2,519	$2,768	$1,964
Additions for tax positions taken in prior years	21	1	72
Reductions for tax positions taken in prior years	(523)	(426)	—
Additions for tax positions related to the current year	83	43	821
Lapses of statutes of limitations	(130)	—	(89)
Other	—	133	—
Balance, December 31	$1,970	$2,519	$2,768
Of the $2.0 million of gross unrecognized tax benefits from uncertain tax positions outstanding as of December 31, 2016, $1.7 million would affect our effective tax rate if recognized.
We recorded tax-related interest and penalty expense (benefit) of $(1.9) million, $0.5 million and $0.4 million in 2016, 2015 and 2014, respectively. We had a cumulative liability for interest and penalties related to uncertain tax positions as of December 31, 2016 and 2015 of $0.7 million and $2.5 million, respectively.
Our U.S. federal income tax returns for 2009 through 2016 are open to review by the U.S. Internal Revenue Service. Our state income tax returns for 2006 through 2016 are open to review, depending on the respective statute of limitation in each state. In addition, we file income tax returns in several non-U.S. jurisdictions with varying statutes of limitation.

As of December 31, 2016, we believe it is reasonably likely that, within the next 12 months, $0.8 million of the previously unrecognized tax benefits related to certain non-U.S. filing positions will be recognized as we anticipate the deregistration of a certain entity.

(15) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

	Unrealized Gain (Loss) on Available-for-Sale Securities	Loss on Derivative Securities (Effective Portion)	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2014	$—	$—	$244	$244
Current period other comprehensive loss	(18)	—	(534)	(552)
Balance, December 31, 2014	(18)	—	(290)	(308)
Current period other comprehensive income (loss)	2	—	(1,021)	(1,019)
Balance, December 31, 2015	(16)	—	(1,311)	(1,327)
Current period other comprehensive income (loss) before reclassifications	8	(450)	126	(316)
Reclassification of amounts to earnings	—	426	—	426
Net other comprehensive income (loss) during period	8	(24)	126	110
Balance, December 31, 2016	$(8)	$(24)	$(1,185)	$(1,217)

(16) STOCK-BASED COMPENSATION

2015 Long-Term Incentive Plan
On April 28, 2015, Nautilus shareholders approved our 2015 Long-Term Incentive Plan (the “2015 Plan”), which replaced our 2005 Long-Term Incentive Plan that expired in 2015. The 2015 Plan is administered by the Compensation Committee of the Board of Directors and authorizes us to grant various types of stock-based awards including: stock options, stock appreciation rights, RSAs, RSUs and PSUs. Stock options granted under the 2015 Plan shall not have an exercise price less than the fair market value of our common stock on the date of the grant. The exercise price of a stock option or stock appreciation right may not be reduced without shareholder approval. Stock options generally vest over periods of three or four years of continuous service, commencing on the date of grant. Stock options granted under the 2015 Plan have a seven-year contractual term.

Upon adoption, there were approximately 4.8 million shares available for issuance under the 2015 Plan. The number of shares available for issuance upon adoption of the 2015 Plan included new shares approved plus any shares of common stock which were previously reserved for issuance under our preceding plan, and were not subject to grant as of April 28, 2015 or as to which the stock-based compensation award is forfeited on or after April 28, 2015. The number of shares available for issuance is reduced by (i) two shares for each share delivered in settlement of any stock appreciation rights, for each share of RSA, RSU or PSU award, and (ii) one share for each share delivered in settlement of a stock option award. In no event shall more than 1.0 million aggregate shares of common stock subject to stock options, stock appreciation rights, RSA, RSU or PSU awards be granted to any one participant in any one year under the 2015 Plan. At December 31, 2016, we had 4.4 million shares available for future grant under our 2015 Plan, and a total of 5.2 million shares of our common stock are reserved for future issuance pursuant to the 2015 Plan and our previous plan combined.

Stock Option Activity
Stock option activity was as follows (shares in thousands):

	Options Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2015	520	$5.01
Forfeited, canceled or expired	(8)	9.42
Exercised	(79)	4.49
Outstanding at December 31, 2016	433	$5.03

Certain information regarding options outstanding at December 31, 2016 was as follows:

	Options Outstanding	Options Exercisable	Options Vested and Expected to Vest
Number (in thousands)	433	373	433
Weighted-average exercise price	$5.03	$4.27	$5.03
Aggregate intrinsic value (in thousands)	$5,838	$5,311	$5,838
Weighted average remaining contractual term (in years)	2.8	2.6	2.8

RSA Activity
Compensation expense for RSAs is recognized over the estimated vesting period. Following is a summary of RSA activity (shares in thousands):

	RSAs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2015	30	$15.54
Granted	14	17.91
Outstanding at December 31, 2016	44	$16.31

RSU Activity
Compensation expense for RSUs is recognized over the estimated vesting period. Following is a summary of RSU activity (shares in thousands):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2015	110	$13.73
Granted	62	18.68
Forfeited, canceled or expired	(2)	18.07
Vested	(61)	17.68
Outstanding at December 31, 2016	109	$18.17

PSU Activity
Compensation expense for PSUs is recognized over the estimated requisite service period based on the number of PSUs ultimately expected to vest.

In May 2013, we granted PSU awards to certain of our executive officers covering a total of 24,500 shares of our common stock. The PSUs vest based on achievement of certain operating income and return on asset goals established for a three-year performance period. The number of shares vesting under the PSU awards following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%. These awards vested in full at the 150% maximum achievement, net of forfeitures, for a total of 30,300 shares.

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

In December 2015, we granted PSU awards to a certain executive officer and management team personnel covering a total of 117,230 shares of our common stock. The PSUs vest based on achievement of certain operating income and operating margin goals for a three-year performance period. The number of shares vesting under the PSU awards following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. As of December 31, 2016, 72,234 PSU shares remained, net of actual forfeitures to date.

In February 2016, we granted PSU awards to certain of our executive officers and management team covering a total of 54,818 shares of our common stock. The PSUs vest based on achievement of goals established for growth in operating income as a percentage of net revenue and return on invested capital over a three-year performance period. The number of shares that ultimately vest following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%.

Following is a summary of PSU activity (shares in thousands):

	PSUs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2015	277	$13.67
Granted and additional goal shares awarded	84	16.81
Forfeited, canceled or expired	(65)	16.93
Vested	(32)	7.13
Outstanding at December 31, 2016	264	$14.66

Stock-Based Compensation
We receive income tax deductions as a result of the exercise of certain stock options and vesting of RSAs, RSUs and PSUs. Stock-based compensation expense, primarily included in general and administrative expense, was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stock options	$389	$327	$592
RSAs	168	—	—
RSUs	734	544	121
PSUs	1,211	575	353
ESPP	111	38	—
	$2,613	$1,484	$1,066

Certain other information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Weighted average grant-date per share fair value of stock options granted	$—	$8.94	$5.36
Total intrinsic value of stock options exercised	1,221	4,142	736
Fair value of RSUs vested	311	673	872
Fair value of PSUs vested	574	1,454	—

As of December 31, 2016, unrecognized compensation expense for outstanding, but unvested stock-based awards was $2.7 million, which is expected to be recognized over a weighted average period of 0.3 to 1.4 years.

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

ESPP activity was as follows (shares in thousands):

	Shares Available for Issuance	Weighted- Average Purchase Price	Weighted-Average Discount per Share
Balance at December 31, 2015	493
Employee shares purchased	(24)	$15.84	$1.75
Balance at December 31, 2016	469

Assumptions used in calculating the fair value of stock option grants and employee stock purchases were as follows:

	Year Ended December 31,
	2016	2015		2014
	ESPP	ESPP	Options	Options
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.4%	0.1%	1.6%	1.7%
Expected life (years)	N/A	N/A	4.28	4.75
Expected volatility	56%	43%	71%	80%

Dividend yield is based on our current expectation that no dividend payments will be made in future periods.

Risk-free interest rate is the U.S. Treasury zero-coupon rate, as of the grant date, for issues having a term approximately equal to the expected life of the stock option. For the ESPP, it is the U.S. Treasury six-month constant maturities rate, as of the offering date.

Expected life is the period of time over which stock options are expected to remain outstanding. We calculate expected term based on the average of the sum of the vesting periods and the full contractual term.

Expected volatility is the percentage amount by which the price of our common stock is expected to fluctuate annually during the estimated expected life for stock options. Expected price volatility is calculated using historical daily closing prices over a period matching the weighted-average expected life for stock options, as management believes such changes are the best indicator of future volatility. For the ESPP, expected volatility is the percentage amount by which the price of our common stock is expected to fluctuate semi-annually during the offering period.

(17) STOCK REPURCHASE PROGRAM

On November 3, 2014, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $15.0 million of our outstanding common stock from time to time during the ensuing period of 24 months. On May 4, 2016, our Board of Directors approved an expansion of our share repurchase program that authorized us to repurchase up to an additional $10.0 million of our outstanding common stock from time to time during the period of 24 months following such approval. Repurchases may be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases are funded with existing cash balances, and the repurchased shares are retired and returned to unissued authorized shares.

The repurchase program expired on November 3, 2016 as to the original $15.0 million authorization. The repurchase program expires on May 4, 2018 as to the $8.0 million available as of December 31, 2016 for repurchases under the $10.0 million expansion.

Cumulative repurchases to date pursuant to the program are as follows:

Quarter Ended	Number of Shares	Repurchased Amount	Average Price per Share
March 31, 2015	133,877	$1,995,982	$14.91
September 30, 2015	577,831	9,571,545	16.56
December 31, 2016	319,805	5,390,355	16.86
Totals to Date	1,031,513	$16,957,882	$16.44

(18) INCOME PER SHARE

The weighted average numbers of shares outstanding used to compute income per share amounts were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Shares used for basic per share calculations	31,032	31,288	31,253
Dilutive effect of outstanding options, RSUs, and PSUs	269	301	435
Shares used for diluted per share calculations	31,301	31,589	31,688

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted income per share, primarily because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future (in thousands):

	As of December 31,
	2016	2015	2014
Stock options	8	12	225

(19) 401(k) SAVINGS PLAN

We sponsor a 401(k) savings plan that allows eligible employees to contribute a certain percentage of their salary. Employees are automatically enrolled within the first month of employment and have the ability to opt out. As a safe harbor plan sponsor, we are subject to non-discretionary matching contributions. Currently, we match 100% of the employee's first 1% of eligible pay contributed plus 50% of eligible pay contributed on the next 5%, for a maximum employer matching of 3.5%. Employees vest in the employer matching portions at 25% after the first year of employment, and 100% after two years of employment. Our matching contributions for the savings plan were as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
401(k) matching contributions	$1,014	$746	$631

(20) SEGMENT AND ENTERPRISE-WIDE INFORMATION

In accordance with FASB ASC 280, Segment Reporting, Nautilus determined that it has two operating segments as of December 31, 2016 - Direct and Retail.

We evaluate performance using several factors, of which the primary financial measures are net sales and reportable segment contribution. Contribution is the measure of profit or loss, defined as net sales less product costs and directly attributable expenses. Directly attributable expenses include selling and marketing expenses, general and administrative expenses, and research and development expenses that are directly related to segment operations. Segment assets are those directly assigned to an operating segment's operations, primarily accounts receivable, inventories, goodwill and other intangible assets. Unallocated assets primarily include cash and cash equivalents, available-for-sale securities, derivative securities, shared information technology infrastructure, distribution centers, corporate headquarters, prepaids and other current assets, deferred income tax assets and other assets. Capital expenditures directly attributable to the Direct and Retail segments were not significant in any period.

The accounting policies of the reportable segments are the same as the policies described in Note 1, Significant Accounting Policies.

Following is summary information by reportable segment (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net Sales:
Direct	$225,057	$225,595	$175,593
Retail	177,920	106,195	93,223
Unallocated royalty	3,062	3,974	5,631
Consolidated net sales	$406,039	$335,764	$274,447
Contribution:
Direct	$43,215	$39,940	$29,345
Retail	29,451	12,850	13,279
Unallocated royalty	3,018	3,974	5,631
Consolidated contribution	$75,684	$56,764	$48,255

Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$75,684	$56,764	$48,255
Amounts not directly related to segments:
Operating expenses	(22,290)	(16,493)	(18,101)
Other income (expense), net	(1,813)	(249)	70
Income tax expense	16,480	13,219	9,841
Income from continuing operations	$35,101	$26,803	$20,383

Depreciation and amortization expense:
Direct	$1,944	$868	$1,913
Retail	4,775	757	643
Unallocated corporate	1,155	1,787	1,468
Total depreciation and amortization expense	$7,874	$3,412	$4,024

	As of December 31,
Assets:	2016	2015
Direct	$37,388	$35,356
Retail	206,580	202,696
Unallocated corporate	89,098	77,860
Total assets	$333,066	$315,912

Net sales by geographic area were as follows:

	Year Ended December 31,
	2016	2015	2014
U.S.	$353,893	$295,366	$231,230
Canada	26,005	33,230	35,367
All other	26,141	7,168	7,850
	$406,039	$335,764	$274,447

There are no material long-lived assets held outside of the U.S.

In 2016, 2015 and 2014, Amazon.com accounted for 11.3%, 11.1% and 11.3%, respectively, of our net sales.

(21) COMMITMENTS AND CONTINGENCIES

Operating Leases
We lease property and equipment under non-cancellable operating leases which, in the aggregate, extend through 2025. Many of these leases contain renewal options and provide for rent escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Rent expense under all operating leases was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Rent expense	$6,561	$5,033	$3,625

As of December 31, 2016, future minimum lease payments under non-cancellable leases, reduced for sublease income, were as follows (in thousands):

2017	$4,608
2018	4,973
2019	4,995
2020	4,978
2021	4,015
Thereafter	7,051
$30,620

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of December 31, 2016, we had approximately $0.5 million in letters of credit with certain vendors with expiration dates through April 2017.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of December 31, 2016, we had approximately $17.6 million in non-cancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of December 31, 2016.

Legal Matters
In 2004, we were sued in the Southern District of New York by BioSig Instruments, Inc. for alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products. No significant activity in the litigation occurred until 2008. In 2012, the U.S. District Court granted summary judgment to us on grounds that BioSig’s patents were invalid as a matter of law. BioSig appealed the grant of summary judgment and, in April 2013, the U.S. Court of Appeals for the Federal Circuit reversed the District Court’s decision on summary judgment and remanded the case to the District Court for further proceedings. On January 10, 2014, the U. S. Supreme Court granted our petition for a writ of certiorari to address the legal standard applied by the Federal Circuit in determining whether the patents may be valid under applicable law. The case was argued before the Supreme Court on April 28, 2014. By decision dated June 2, 2014, the Supreme Court unanimously reversed the Federal Circuit, holding that its standard of when a patent may be “indefinite” was incorrect and remanding to the Federal Circuit for reconsideration under the correct standard. The remand hearing in the Federal Circuit was held on October 29, 2014. By decision dated April 27, 2015, the same panel of the Federal Circuit affirmed its earlier reversal of the District Court’s decision on summary judgment. On May 27, 2015, we filed a petition for a rehearing en banc in the Federal Circuit, which was denied on August 4, 2015 and a Petition for Review by the U. S. Supreme Court which was also denied. The case has been returned to the District Court, and the parties are currently engaged in discovery and other pre-trial motion practice. We do not believe that our use of heart rate monitors utilized or purchased from third parties, and otherwise, infringes the BioSig patents.

In addition to the matter described above, from time to time, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

Litigation and jury verdicts are, to some degree, inherently unpredictable, and although we have determined that a loss is not probable in connection with any current legal proceeding, it is reasonably possible that a loss may be incurred in connection with proceedings to which we are a party. Assessment of whether incurrence of a loss is probable, or a reasonable possibility, in connection with a particular proceeding, and estimation of the loss, or a range of loss, involves complex judgments and numerous uncertainties. Management is unable to estimate a range of reasonably possible losses related to litigation in which the damages sought are indeterminate, or the legal and factual basis for the relevant claims have not been developed with specificity. As such, zero liability is recorded as of December 31, 2016.

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

(22) SUPPLEMENTARY INFORMATION - QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table summarizes our unaudited quarterly financial data for 2016 and 2015 (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
2016
Net sales	$120,928	$78,529	$80,818	$125,764	$406,039
Gross profit	66,344	41,862	39,217	64,102	211,525
Operating income	19,300	6,573	8,211	19,310	53,394
Income from continuing operations	11,586	3,696	7,845	11,974	35,101
Loss from discontinued operations	(142)	(166)	(251)	(364)	(923)
Net income(1)	11,444	3,530	7,594	11,610	34,178
Net income per share:
Basic	$0.37	$0.11	$0.24	$0.38	$1.10
Diluted	0.37	0.11	0.24	0.37	1.09

2015
Net sales	$96,239	$59,695	$70,690	$109,140	$335,764
Gross profit	53,889	30,656	36,209	52,480	173,234
Operating income	17,605	3,932	6,389	12,345	40,271
Income from continuing operations	10,859	2,219	3,873	9,852	26,803
Income (loss) from discontinued operations	(127)	205	(145)	(134)	(201)
Net income(2),(3)	10,732	2,424	3,728	9,718	26,602
Net income per share:
Basic	$0.34	$0.08	$0.12	$0.31	$0.85
Diluted	0.34	0.08	0.12	0.31	0.84

(1) Net income for the quarter ended September 30, 2016 included a non-recurring tax benefit of $2.7 million related to the release of previously unrecognized tax benefits associated with certain non-U.S. filing positions, which resulted from completing the deregistration of a certain foreign entity.

(2) Net income for the quarter ended December 31, 2015 included a $2.4 million credit related to the reversal of a portion of our deferred tax asset valuation allowance.

(3) Net income for the quarter ended December 31, 2015 also included $4.5 million of unusual items including the following: settlement expense related to a licensing arbitration; write-off of nutrition inventory; unrecorded current period royalty revenue and reversal of prior period royalty revenue related to a dispute with the licensee; an accounts receivable reserve related to potentially uncollectible balances from a large sporting goods retailer; and transaction expenses related to the acquisition of Octane.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As of December 31, 2016, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2016 that our disclosure controls and procedures were effective.

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

Management's Assessment
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016, which is included herein.

Changes In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Nautilus, Inc.
Vancouver, Washington

We have audited the internal control over financial reporting of Nautilus, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 27, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 27, 2017

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the captions Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officers, Information Concerning the Board of Directors and Code of Ethics in our Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed with the SEC by May 1, 2017 (the "2017 Proxy Statement"). If the 2017 Proxy Statement is not filed with the SEC by May 1, 2017, such information will be included in an amendment to this Annual Report on Form 10-K filed by May 1, 2017.

Item 11. Executive Compensation

The information required by this item will be set forth under the captions Executive Compensation and Director Compensation in our 2017 Proxy Statement. If the 2017 Proxy Statement is not filed with the SEC by May 1, 2017, such information will be included in an amendment to this Annual Report on Form 10-K filed by May 1, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table provides information about our equity compensation plan as of December 31, 2016 (shares in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1),(2),(3) (a)	Weighted average exercise price of outstanding options, warrants and rights(4) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	697	$5.03	4,364
Equity compensation plans not approved by security holders	—	—	—
Total	697	$5.03	4,364

(1) Includes 192 PSU awards granted to certain executive officers and management team. The awards vest based on service requirements along with achievement of certain financial goals established for a three-year performance period, and can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%. Of the 192 PSU shares, 82 are calculated at 150% of the target award while the remaining 110 are calculated at 100% of target.
(2) Includes 72 PSU awards granted to certain management personnel pursuant to the acquisition of Octane (see Note 2 of Notes to Consolidated Financial Statements). The awards vest based on service requirements along with achievement of certain financial goals established for a three-year performance period. The 72 PSU shares are currently calculated at 0% of the target award, and plans to modify or cancel and replace the existing awards are being considered by our Board of Directors.
(3) Excludes 153 RSA and RSU awards outstanding at December 31, 2016, of which 44 RSA shares are subject to vesting and release, and 109 RSU shares are subject to forfeiture.
(4) Weighted average exercise price shown in column (b) does not take into account the PSU awards included in column (a) of the table.

For further information regarding our equity compensation plan, refer to Note 16, Stock-Based Compensation, to our consolidated financial statements in Part II, Item 8 of this report.

Beneficial Ownership
The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in our 2017 Proxy Statement. If the 2017 Proxy Statement is not filed with the SEC by May 1, 2017, such information will be included in an amendment to this Annual Report on Form 10-K filed by May 1, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Information Concerning the Board of Directors in our 2017 Proxy Statement. If the 2017 Proxy Statement is not filed with the SEC by May 1, 2017, such information will be included in an amendment to this Annual Report on Form 10-K filed by May 1, 2017.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Ratification of Appointment of Independent Registered Public Accounting Firm for 2017 in our 2017 Proxy Statement. If the 2017 Proxy Statement is not filed with the SEC by May 1, 2017, such information will be included in an amendment to this Annual Report on Form 10-K filed by May 1, 2017.

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

10.30
Consent and Amendment to Loan Documents dated December 31, 2015 between Nautilus, Inc. and JPMorgan Chase Bank, N.A. - Incorporated by reference to Exhibit 10.30 of our Form 10-K for the year ended December 31, 2015 as filed with the Commission on February 25, 2016.

10.31
Term Note dated December 31, 2015 between Nautilus, Inc. and JPMorgan Chase Bank, N.A. - Incorporated by reference to Exhibit 10.31 of our Form 10-K for the year ended December 31, 2015 as filed with the Commission on February 25, 2016.

10.32*	Nautilus, Inc. 2015 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated April 28, 2015 as filed with the Commission on May 4, 2015.

10.33	Nautilus, Inc. Employee Stock Purchase Plan - Incorporated by reference to Exhibit 10.2 of our Form 8-K dated April 28, 2015 as filed with the Commission on May 4, 2015.

10.34*	Employment Agreement dated December 28, 2016, by and between Nautilus, Inc. and Brian Pope

10.35*	Employment Agreement dated January 1, 2017, by and between Nautilus, Inc. and Ryan Simat

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from Nautilus, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Indicates management contract, compensatory agreement or arrangement, in which our directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUTILUS, INC.
(Registrant)

February 27, 2017	By:	/s/ Bruce M. Cazenave
Date		Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.
(Registrant)

February 27, 2017	By:	/s/ Sidharth Nayar
Date		Sidharth Nayar
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2017.

(Remainder of page is blank.)

Signature	Title
/s/ Bruce M. Cazenave	Chief Executive Officer (Principal Executive Officer)
Bruce M. Cazenave

/s/ Sidharth Nayar	Chief Financial Officer (Principal Financial and Accounting Officer)
Sidharth Nayar

*	Chairman
M. Carl Johnson, III

*	Director
Ronald P. Badie

*	Director
Richard A. Horn

*	Director
Anne G. Saunders

*	Director
Marvin G. Siegert

*By:	/s/ Wayne M. Bolio	February 27, 2017
Wayne M. Bolio
Attorney-In-Fact