Form 10-Q
period 2017-03-31
NAUTILUS, INC.
filed 2017-05-04
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No  [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [x]    No  [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]	Smaller reporting company [ ]	Emerging growth company [ ]
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The number of shares outstanding of the registrant's common stock as of April 30, 2017 was 30,711,598 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$27,760	$47,874
Available-for-sale securities	61,053	31,743
Trade receivables, net of allowances of $136 and $170	24,870	45,458
Inventories	34,295	47,030
Prepaids and other current assets	6,986	8,020
Income taxes receivable	1,707	3,231
Total current assets	156,671	183,356
Property, plant and equipment, net	16,718	17,468
Goodwill	61,905	61,888
Other intangible assets, net	68,983	69,800
Deferred income tax assets, non-current	—	11
Other assets	513	543
Total assets	$304,790	$333,066
Liabilities and Shareholders' Equity
Trade payables	$39,408	$66,020
Accrued liabilities	12,162	12,892
Warranty obligations, current portion	3,040	3,500
Note payable, current portion, net of unamortized debt issuance costs of $7 and $7	15,993	15,993
Total current liabilities	70,603	98,405
Warranty obligations, non-current	3,952	3,950
Income taxes payable, non-current	2,520	2,403
Deferred income tax liabilities, non-current	16,613	16,991
Other long-term liabilities	2,419	2,481
Note payable, non-current, net of unamortized debt issuance costs of $19 and $21	43,984	47,979
Total liabilities	140,091	172,209
Commitments and contingencies (Note 14)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 30,712 and 30,825 shares issued and outstanding	506	578
Retained earnings	165,239	161,496
Accumulated other comprehensive loss	(1,046)	(1,217)
Total shareholders' equity	164,699	160,857
Total liabilities and shareholders' equity	$304,790	$333,066

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Net sales	$113,252	$120,928
Cost of sales	51,507	54,584
Gross profit	61,745	66,344
Operating expenses:
Selling and marketing	37,665	35,179
General and administrative	7,486	8,231
Research and development	3,911	3,634
Total operating expenses	49,062	47,044
Operating income	12,683	19,300
Other income (expense):
Interest income	131	54
Interest expense	(444)	(466)
Other, net	(47)	(124)
Total other income (expense), net	(360)	(536)
Income from continuing operations before income taxes	12,323	18,764
Income tax expense	4,138	7,178
Income from continuing operations	8,185	11,586
Discontinued operations:
Loss from discontinued operations before income taxes	(1,626)	(124)
Income tax expense (benefit) of discontinued operations	(534)	18
Loss from discontinued operations	(1,092)	(142)
Net income	$7,093	$11,444

Basic income per share from continuing operations	$0.27	$0.37
Basic loss per share from discontinued operations	(0.04)	—
Basic net income per share	$0.23	$0.37

Diluted income per share from continuing operations	$0.26	$0.37
Diluted loss per share from discontinued operations	(0.04)	—
Diluted net income per share(1)	$0.23	$0.37
Shares used in per share calculations:
Basic	30,713	31,016
Diluted	31,127	31,295

(1) May not add due to rounding.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$7,093	$11,444
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of income tax expense (benefit) of $(12) and $12	(19)	18
Gain (loss) on derivative securities, effective portion, net of income tax expense (benefit) of $72 and $(413)	119	(682)
Foreign currency translation, net of income tax benefit of $0 and $(7)	71	552
Other comprehensive income (loss)	171	(112)
Comprehensive income	$7,264	$11,332

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Income from continuing operations	$8,185	$11,586
Loss from discontinued operations	(1,092)	(142)
Net income	7,093	11,444
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,244	1,935
Provision for allowance for doubtful accounts	83	97
Inventory lower-of-cost-and-net-realizable-value adjustments	95	—
Stock-based compensation expense	625	701
Loss on asset dispositions	—	10
Deferred income taxes, net of valuation allowance	(435)	5,342
Excess tax benefit related to stock-based awards	—	(1,514)
Other	5	—
Changes in operating assets and liabilities:
Trade receivables	20,471	20,540
Inventories	12,564	7,366
Prepaids and other current assets	1,060	(1,028)
Income taxes receivable	1,524	(3,406)
Trade payables	(27,232)	(20,949)
Accrued liabilities, including warranty obligations	(1,077)	(1,854)
Net cash provided by operating activities	17,020	18,684
Cash flows from investing activities:
Purchases of available-for-sale securities	(36,665)	(9,112)
Proceeds from maturities of available-for-sale securities	7,355	10,323
Acquisition of business, net of cash acquired	—	(3,469)
Purchases of property, plant and equipment and intangible assets	(45)	(787)
Net cash used in investing activities	(29,355)	(3,045)
Cash flows from financing activities:
Payments on long-term debt	(4,000)	(4,000)
Payments for stock repurchases	(3,427)	—
Proceeds from exercise of stock options	120	35
Tax payments related to stock award issuances	(741)	(221)
Excess tax benefit related to stock-based awards	—	1,514
Net cash used in financing activities	(8,048)	(2,672)
Effect of exchange rate changes on cash and cash equivalents	269	282
Increase (decrease) in cash and cash equivalents	(20,114)	13,249
Cash and cash equivalents:
Beginning of period	47,874	30,778
End of period	$27,760	$44,027
Supplemental disclosure of cash flow information:
Cash paid for interest	$446	$466
Cash paid for income taxes, net	2,332	4,705
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$590	$281

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

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Further information regarding significant estimates can be found in our 2016 Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2017 and December 31, 2016, and our results of operations and comprehensive income for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

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

ASU 2016-09
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted subject to certain requirements, and the method of application (i.e., retrospective, modified retrospective or prospective) depends on the transaction area that is being amended. Related to forfeitures, we changed our accounting treatment of forfeiture expense reversals from "at vest date" to "at forfeiture date". We applied the guidance on a modified retrospective basis, which resulted in a cumulative effective adjustment (in thousands) of $28 reduction to beginning retained earnings. In addition, related to excess tax benefits, we recognized all current period expense through the statement of operations and presented excess tax benefits as an operating cash flow, applied prospectively, with no adjustment to prior periods. The adoption of ASU 2016-09 in January 2017 did not have a material impact on our financial position, results of operations or cash flows.

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

ASU 2015-11
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out (“LIFO”) method by prescribing inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. Early adoption is permitted. Our adoption of ASU 2015-11 in January 2017 did not have a material effect on our financial position, results of operations or cash flows.

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

(2) DISCONTINUED OPERATIONS

There was no revenue related to discontinued operations for the three months ended March 31, 2017 or the year ended December 31, 2016. However, we continue to have legal and accounting expenses as we work with authorities on final deregistration of certain foreign entities and product liability expenses associated with product previously sold into the Commercial channel.

During the first quarter of 2017, our litigation with Biosig Instruments, Inc. ("Biosig") was settled. The litigation began in 2004 and alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products of our former Commercial business. We paid Biosig $1.2 million under the settlement, and the matter was dismissed with prejudice.

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

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$5,229	$—	$—	$5,229
Commercial paper	—	2,996	—	2,996
Total cash equivalents	5,229	2,996	—	8,225
Available-for-Sale Securities
Certificates of deposit(1)	—	21,097	—	21,097
Commercial paper	—	15,931	—	15,931
Corporate bonds	—	15,019	—	15,019
U.S. government bonds	—	9,006	—	9,006
Total available-for-sale securities	—	61,053	—	61,053
Derivatives
Interest rate swap contract	—	152	—	152

Total assets measured at fair value	$5,229	$64,201	$—	$69,430

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$9,635	$—	$—	$9,635
Commercial paper	—	3,999	—	3,999
Total cash equivalents	9,635	3,999	—	13,634

Available-for-Sale Securities
Certificates of deposit(1)	—	22,820	—	22,820
Corporate bonds	—	6,922	—	6,922
U.S. government bonds	—	2,001	—	2,001
Total available-for-sale securities	—	31,743	—	31,743

Total assets measured at fair value	$9,635	$35,742	$—	$45,377

Liabilities:
Derivatives
Interest rate swap contract	$—	$(38)	$—	$(38)

Total liabilities measured at fair value	$—	$(38)	$—	$(38)

(1) All certificates of deposit are within current FDIC insurance limits.

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the three months ended March 31, 2017, nor for the year ended December 31, 2016.

We did not have any changes to our valuation techniques during the three months ended March 31, 2017, nor for the year ended December 31, 2016.

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

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property, plant and equipment, goodwill, other intangible assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We did not perform any valuations on assets or liabilities that are valued at fair value on a nonrecurring basis during the first three months of 2017. During the fourth quarter of 2016, we performed our annual goodwill and indefinite-lived trade names impairment analyses effective as of October 1, 2016. During the three months ended March 31, 2017 and the year ended December 31, 2016, we did not record any other-than-temporary impairments on our financial assets required to be measured at fair value on a nonrecurring basis.

The carrying values of cash and cash equivalents, trade receivables, prepaids and other current assets, trade payables and accrued liabilities approximate fair value due to their short maturities. The carrying value of our term loan approximates its fair value and falls under Level 2 of the fair value hierarchy, as the interest rate is variable and based on current market rates.

(4) DERIVATIVES

From time to time, we enter into interest rate swaps to fix a portion of our interest expense. We do not enter into derivative instruments for any purpose other than to manage interest rate exposure to fluctuations in the one-month LIBOR benchmark. That is, we do not engage in interest rate speculation using derivative instruments.

As of March 31, 2017, we had a $60.0 million interest rate swap outstanding with JPMorgan Chase Bank, N.A. This interest rate swap matures on December 31, 2020 and has a fixed rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark. At March 31, 2017, the one-month LIBOR rate was 0.78%.

We typically designate all interest rate swaps as cash flow hedges and, accordingly, record the change in fair value for the effective portion of these interest rate swaps in accumulated other comprehensive income rather than current period earnings until the underlying hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three months ended March 31, 2017, there was no ineffectiveness. As of March 31, 2017, we expect to reclassify a gain of $0.2 million from accumulated other comprehensive income to earnings within the next twelve months.

The fair value of our derivative instruments was included in our condensed consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of
		March 31, 2017	December 31, 2016
Derivatives instruments designated as cash flow hedges:
Interest rate swap contract	Prepaids and other current assets	$152	$—
	Accrued liabilities	—	38
		$152	$38

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Three Months Ended March 31,
		2017	2016
Derivatives instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income before reclassifications	---	$51	$(761)
Loss reclassified from accumulated other comprehensive income to earnings for the effective portion	Interest expense	$(102)	$(128)
Income tax benefit	Income tax expense	$34	$49

For additional information related to our derivatives, see Notes 3 and 10.

(5) INVENTORIES

Inventories are stated at the lower of cost and net realizable value, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	March 31, 2017	December 31, 2016
Finished goods	$30,314	$43,130
Parts and components	3,981	3,900
Total inventories	$34,295	$47,030

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				March 31, 2017	December 31, 2016
Automobiles	5	to	6	$139	$139
Leasehold improvements	4	to	20	3,426	3,388
Computer software and equipment	3	to	7	25,920	25,899
Machinery and equipment	3	to	5	13,769	13,085
Furniture and fixtures	5	to	20	2,238	2,238
Work in progress(1)	N/A			505	768
Total cost				45,997	45,517
Accumulated depreciation				(29,279)	(28,049)
Total property, plant and equipment, net				$16,718	$17,468
(1) Work in progress includes production tooling and computer software.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The rollforward of goodwill was as follows (in thousands):

	Direct	Retail	Total
Balance, January 1, 2016	$2,113	$58,357	$60,470
Currency exchange rate adjustment	67	3	70
Business acquisition - measurement period adjustments	—	1,348	1,348
Balance, December 31, 2016	2,180	59,708	61,888
Currency exchange rate adjustment	18	(1)	17
Balance, March 31, 2017	$2,198	$59,707	$61,905

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				March 31, 2017	December 31, 2016
Indefinite-lived trademarks	N/A			$32,052	$32,052
Definite-lived trademarks	10	to	15	2,600	2,600
Patents	8	to	24	31,487	31,487
Customer relationships	10	to	15	24,700	24,700
				90,839	90,839
Accumulated amortization - definite-lived intangible assets				(21,856)	(21,039)
Other intangible assets, net				$68,983	$69,800

Amortization expense was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Amortization expense	$817	$960

Future amortization of definite-lived intangible assets is as follows (in thousands):

Remainder of 2017	$2,439
2018	3,164
2019	3,134
2020	3,108
2021	3,078
Thereafter	22,008
$36,931

(8) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	March 31, 2017	December 31, 2016
Payroll and related liabilities	$3,105	$4,579
Royalties	3,615	3,172
Other	5,442	5,141
Total accrued liabilities	$12,162	$12,892

(9) PRODUCT WARRANTIES

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

Changes in our product warranty obligations were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$7,450	$8,545
Accruals	803	1,530
Payments	(1,261)	(1,363)
Balance, end of period	$6,992	$8,712

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax (in thousands) for the periods presented:

	Unrealized Loss on Available-for-Sale Securities	Gain (Loss) on Derivative Securities (Effective Portion)	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$(8)	$(24)	$(1,185)	$(1,217)
Current period other comprehensive income (loss) before reclassifications	(19)	51	71	103
Reclassification of amounts to earnings	—	68	—	68
Net other comprehensive income (loss) during period	(19)	119	71	171
Balance, March 31, 2017	$(27)	$95	$(1,114)	$(1,046)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Loss on Derivative Securities (Effective Portion)	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, January 1, 2016	$(16)	$—	$(1,311)	$(1,327)
Current period other comprehensive income (loss) before reclassifications	18	(761)	552	(191)
Reclassification of amounts to earnings	—	79	—	79
Net other comprehensive income (loss) during period	18	(682)	552	(112)
Balance, March 31, 2016	$2	$(682)	$(759)	$(1,439)

(11) STOCK REPURCHASE PROGRAM

On May 4, 2016, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding common stock from time to time during the period of 24 months following such approval. Repurchases may be made in open market transactions at prevailing prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases are funded from existing cash balances, and the repurchased shares are retired and returned to unissued authorized shares.

The repurchase program expires on May 4, 2018. As of March 31, 2017, there was $4.6 million remaining available for repurchases under the $10.0 million share repurchase program.

Cumulative repurchases pursuant to the program are as follows:

Quarter Ended	Number of Shares	Repurchased Amount	Average Price Per Share
December 31, 2016	120,996	$1,957,882	$16.18
March 31, 2017	218,515	3,426,959	15.68
Totals-to-Date	339,511	$5,384,841	$15.86

(12) INCOME PER SHARE

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

	Three Months Ended March 31,
	2017	2016
Shares used to calculate basic income per share	30,713	31,016
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	414	279
Shares used to calculate diluted income per share	31,127	31,295

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted income per share. In the case of stock options, this is because the average market price did not exceed the exercise price. In the case of restricted stock units, this is because unrecognized compensation expense exceeds the current value of the awards (i.e., grant date market value was higher than current average market price). These shares may be dilutive potential common shares in the future (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	14	11
Restricted stock units	15	—

(13) SEGMENT AND ENTERPRISE-WIDE INFORMATION

In accordance with FASB ASC 280, Segment Reporting, we determined that we have two operating segments as of December 31, 2016 - Direct and Retail. There have been no changes in our operating segments during the three months ended March 31, 2017.

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

Following is summary information by reportable segment (in thousands):

	Three Months Ended March 31,
	2017	2016
Net sales:
Direct	$74,703	$81,234
Retail	37,805	38,805
Royalty	744	889
Consolidated net sales	$113,252	$120,928
Contribution:
Direct	$15,333	$21,144
Retail	2,212	3,944
Royalty	733	870
Consolidated contribution	$18,278	$25,958

Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$18,278	$25,958
Amounts not directly related to segments:
Operating expenses	(5,595)	(6,658)
Other income (expense), net	(360)	(536)
Income tax expense	(4,138)	(7,178)
Income from continuing operations	$8,185	$11,586

There was no material change in the allocation of assets by segment during the first three months of 2017 and, accordingly, assets by segment are not presented.

For the three months ended March 31, 2017 and 2016, no customer represented 10.0% or more of total net sales.

(14) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of March 31, 2017, we had no standby letters of credit.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of March 31, 2017, we had approximately $26.6 million in noncancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no related liabilities were recorded as of March 31, 2017.

Legal Matters
In 2004, we were sued in the Southern District of New York by Biosig Instruments, Inc. for alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products. No significant activity in the litigation occurred until 2008. In 2012, the U.S. District Court granted summary judgment to us on grounds that Biosig’s patents were invalid as a matter of law. Biosig appealed the grant of summary judgment and, in April 2013, the U.S. Court of Appeals for the Federal Circuit reversed the District Court’s decision on summary judgment and remanded the case to the District Court for further proceedings. On January 10, 2014, the U. S. Supreme Court granted our petition for a writ of certiorari to address the legal standard applied by the Federal Circuit in determining whether the patents may be valid under applicable law. The case was argued before the Supreme Court on April 28, 2014. By decision dated June 2, 2014, the Supreme Court unanimously reversed the Federal Circuit, holding that its standard of when a patent may be “indefinite” was incorrect and remanding to the Federal Circuit for reconsideration under the correct standard. The remand hearing in the Federal Circuit was held on October 29, 2014. By decision dated April 27, 2015, the same panel of the Federal Circuit affirmed its earlier reversal of the District Court’s decision on summary judgment. On May 27, 2015, we filed a petition for a rehearing en banc in the Federal Circuit, which was denied on August 4, 2015 and a Petition for Review by the U. S. Supreme Court which was also denied. The case was then returned to the District Court.

Pursuant to agreement of the parties, the litigation involving Biosig was settled effective as of March 28, 2017. We paid $1.2 million under the settlement, and the District Court dismissed the matter with prejudice. The settlement was recorded in discontinued operations.

In addition to the matter described above, from time to time, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

Litigation and jury verdicts are, to some degree, inherently unpredictable, and although we have determined that a loss is not probable in connection with any current legal proceeding, it is reasonably possible that a loss may be incurred in connection with proceedings to which we are a party. Assessment of whether incurrence of a loss is probable, or a reasonable possibility, in connection with a particular proceeding, and estimation of the loss, or a range of loss, involves complex judgments and numerous uncertainties. Management is unable to estimate a range of reasonably possible losses related to litigation in which the damages sought are indeterminate, or the legal and factual basis for the relevant claims have not been developed with specificity. As such, zero liability is recorded as of March 31, 2017.

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

(15) SUBSEQUENT EVENTS

On April 25, 2017, our Board of Directors authorized an additional $15.0 million share repurchase program, bringing the total authorization under existing programs to $25.0 million. Under the new program, shares of our common stock may be repurchased from time to time through April 25, 2019. Repurchases may be made in open market transactions at prevailing prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases will be funded from existing cash balances, and repurchased shares will be retired and returned to unissued authorized shares. To date, we have not repurchased any shares under the new $15.0 million program.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). All references to the first quarter and first three months of 2017 and 2016 mean the three-month periods ended March 31, 2017 and 2016, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

As a result of the above and other factors, our period-to-period operating results may not be indicative of future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2016 Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. Forward-looking statements include any statements related to our future business and financial performance; anticipated fluctuations in net sales due to seasonality; plans and expectations regarding gross and operating margins; plans and expectations regarding research and development expenses and capital expenditures; anticipated losses from discontinued operations; results of media investment in the Direct segment; plans for new product introductions and anticipated demand for our new and existing products; and statements regarding our inventory and working capital requirements and the sufficiency of our financial resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including our ability to timely acquire inventory that meets our quality control standards from sole source foreign manufacturers at acceptable costs, the effectiveness, availability and price of media time consistent with our cost and audience profile parameters, greater than anticipated costs associated with launch of new products, our ability to successfully integrate acquired businesses, a decline in consumer spending due to unfavorable economic conditions, softness in the retail marketplace, an adverse change in the availability of credit for our customers who finance their purchases, our ability to pass along vendor raw material price increases and increased shipping costs, our ability to effectively develop, market and sell future products, our ability to protect our intellectual property, the introduction of competing products, and our ability to get foreign-sourced product through customs in a timely manner. Additional assumptions, risks and uncertainties are described in Part I, Item 1A, "Risk Factors," in our 2016 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or conform them to actual results or to changes in circumstances or expectations.

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

Net sales for the first three months of 2017 were $113.3 million, a decrease of $7.7 million, or 6.3%, as compared to net sales of $120.9 million for the first three months of 2016. Net sales of our Direct segment decreased $6.5 million, or 8.0%, in the first three months of 2017, compared to the first three months of 2016, primarily due to a decline in TreadClimber® sales. Net sales of our Retail segment decreased by $1.0 million, or 2.6%, in the first three months of 2017, compared to the first three months of 2016, primarily due to overall weakness in the retail market and the impact of certain customers rebalancing their inventory levels.

Gross profit for the first three months of 2017 was $61.7 million, or 54.5% of net sales, a decrease of $4.6 million, or 6.9%, as compared to gross profit of $66.3 million, or 54.9% of net sales, for the first three months of 2016. The decrease in gross profit dollars was primarily due to the decrease in net sales. Gross margin decreased 0.4%, due to a decline in the Direct channel margin, resulting from higher discounting on certain cardio products, coupled with an unfavorable segment mix, reflecting an increased percentage of Retail sales.

Operating expenses for the first three months of 2017 were $49.1 million, an increase of $2.0 million, or 4.3%, as compared to operating expenses of $47.0 million for the first three months of 2016. The growth in operating expenses was primarily related to increased sales and marketing spending, which included a $1.2 million charge related to a royalty dispute.

Operating income for the first three months of 2017 was $12.7 million, a decrease of $6.6 million, or 34.3%, as compared to operating income of $19.3 million for the first three months of 2016. The decrease in operating income for the first three months of 2017 compared to the first three months of 2016 was driven primarily by the lower net sales and increased sales and marketing spending.

Income from continuing operations was $8.2 million for the first three months of 2017, or $0.26 per diluted share, compared to income from continuing operations of $11.6 million, or $0.37 per diluted share, for the first three months of 2016. The effective tax rates for the first three months of 2017 and 2016 were 33.6% and 38.3%, respectively. The 4.7% year-over-year rate decrease was primarily due to excess tax benefits related to stock-based compensation.

Net income for the first three months of 2017 was $7.1 million, compared to net income of $11.4 million for the first three months of 2016. Net income per diluted share was $0.23 for the first three months of 2017, compared to $0.37 for the first three months of 2016. In the first quarter of 2017, we recognized an expense of $1.2 million related to a legal settlement with Biosig Instruments, Inc. See discussion in "Discontinued Operations" below for additional information.

Discontinued Operations

Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to the Commercial business in either the 2017 or 2016 periods, we continue to have legal and accounting expenses as we work with authorities on final deregistration of each entity, and product liability and other legal expenses associated with product previously sold into the Commercial channel.

During the first quarter of 2017, our litigation with Biosig Instruments, Inc. was settled. The litigation began in 2004 and alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products of our former Commercial business. We paid Biosig $1.2 million under the settlement, and the matter was dismissed with prejudice. For additional information, see Note 14 to our condensed consolidated financial statements, and Part II, Item 1 to this Form 10-Q.

RESULTS OF OPERATIONS

Results of operations information was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2017	2016	$	%
Net sales	$113,252	$120,928	$(7,676)	(6.3)%
Cost of sales	51,507	54,584	(3,077)	(5.6)%
Gross profit	61,745	66,344	(4,599)	(6.9)%
Operating expenses:
Selling and marketing	37,665	35,179	2,486	7.1%
General and administrative	7,486	8,231	(745)	(9.1)%
Research and development	3,911	3,634	277	7.6%
Total operating expenses	49,062	47,044	2,018	4.3%
Operating income	12,683	19,300	(6,617)	(34.3)%
Other income (expense):
Interest income	131	54	77
Interest expense	(444)	(466)	22
Other, net	(47)	(124)	77
Total other expense, net	(360)	(536)	176
Income from continuing operations before income taxes	12,323	18,764	(6,441)
Income tax expense	4,138	7,178	(3,040)
Income from continuing operations	8,185	11,586	(3,401)
Loss from discontinued operations, net of taxes	(1,092)	(142)	(950)
Net income	$7,093	$11,444	$(4,351)

Results of operations information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2017	2016	$	%
Net sales:
Direct	$74,703	$81,234	$(6,531)	(8.0)%
Retail	37,805	38,805	(1,000)	(2.6)%
Royalty	744	889	(145)	(16.3)%
	$113,252	$120,928	$(7,676)	(6.3)%
Cost of sales:
Direct	$25,779	$27,372	$(1,593)	(5.8)%
Retail	25,717	27,193	(1,476)	(5.4)%
Royalty	11	19	(8)	(42.1)%
	$51,507	$54,584	$(3,077)	(5.6)%
Gross profit:
Direct	$48,924	$53,862	$(4,938)	(9.2)%
Retail	12,088	11,612	476	4.1%
Royalty	733	870	(137)	(15.7)%
	$61,745	$66,344	$(4,599)	(6.9)%
Gross margin:
Direct	65.5%	66.3%	(80)	basis points
Retail	32.0%	29.9%	210	basis points

The following table compares the net sales of our major product lines within each business segment (dollars in thousands):

	Three Months Ended March 31,		Change
	2017	2016	$	%
Direct net sales:
Cardio products(1)	$68,703	$77,092	$(8,389)	(10.9)%
Strength products(2)	6,000	4,142	1,858	44.9%
	74,703	81,234	(6,531)	(8.0)%
Retail net sales:
Cardio products(1)	29,039	29,953	(914)	(3.1)%
Strength products(2)	8,766	8,852	(86)	(1.0)%
	37,805	38,805	(1,000)	(2.6)%

Royalty	744	889	(145)	(16.3)%
	$113,252	$120,928	$(7,676)	(6.3)%

(1) Cardio products include: Max Trainer®, TreadClimber®, Zero Runner®, treadmills, exercise bikes and ellipticals.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights and accessories.

Direct

Direct net sales decreased 8.0% for the three month period ended March 31, 2017 compared to the same period of 2016. The decrease in net sales in the first quarter of 2017 was primarily related to a 10.9% decline in cardio sales, which was driven by the TreadClimber® product line. The decrease in cardio sales was partially offset by a 44.9% increase in strength products that resulted from higher sales of gyms and dumbbell products, including the recently launched SelectTech® 560 line.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the first quarter of 2017 was 52.6%, compared to 49.9% in the same period of 2016. We continue to experience improved credit approval rates due to our media strategy, which focuses on generation of qualified responders. Additionally, our Tier 1 credit provider has noted strong performance from our account portfolio, and due to that history, has progressively loosened approval standards. We remain focused on maintaining a healthy payment balance between credit card and financed purchases.

The $1.6 million decrease in cost of sales of our Direct business in the first quarter of 2017 compared to the same period of 2016 was due to lower net sales.

For the three month period ended March 31, 2017, Direct gross margin decreased 80 basis points as compared to the same period of 2016 primarily due to higher discounting of the TreadClimber® product line.

Retail

Retail net sales decreased 2.6% for the three month period ended March 31, 2017 compared to the same period of 2016. The decrease was primarily driven by the impact of certain customers rebalancing their inventory levels, coupled with some softness in the retail market.

The decrease in cost of sales of our Retail business for the three month period ended March 31, 2017 compared to the same period of 2016 was primarily related to the decrease in Retail net sales as discussed above.

For the three month period ended March 31, 2017, Retail gross margin increased 210 basis points compared to the same period of 2016 due improvement in product mix.

Selling and Marketing

Dollars in thousands	Three Months Ended March 31,		Change
	2017	2016	$	%
Selling and marketing	$37,665	$35,179	$2,486	7.1%
As % of net sales	33.3%	29.1%

The $2.5 million increase in selling and marketing expense in the three month period ended March 31, 2017 compared to the same period of 2016 was related to higher media advertising of $2.5 million and a $1.2 million reserve related to a royalty dispute, offset by lower variable selling expenses of $1.4 million.

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows:

Dollars in thousands	Three Months Ended March 31,		Change
	2017	2016	$	%
Media advertising	$20,003	$17,509	$2,494	14.2%

The increase in media advertising in the three month period ended March 31, 2017 compared to the same period of 2016 was primarily related to significantly favorable media response rates achieved in the first quarter of 2016 associated with the Max Trainer® M7 launch.

General and Administrative

Dollars in thousands	Three Months Ended March 31,		Change
	2017	2016	$	%
General and administrative	$7,486	$8,231	$(745)	(9.1)%
As % of net sales	6.6%	6.8%

The decrease in general and administrative in the three month period ended March 31, 2017 compared to the same period of 2016 was primarily due to lower employee compensation of $0.7 million and $0.3 million of corporate administration expenses related to acquisition and integration costs of Octane. These costs were partially offset by higher litigation expenses of $0.4 million in the same comparative period.

Research and Development

Dollars in thousands	Three Months Ended March 31,		Change
	2017	2016	$	%
Research and development	$3,911	$3,634	$277	7.6%
As % of net sales	3.5%	3.0%

The increase in research and development in the three month period ended March 31, 2017 compared to the same period of 2016 was primarily due to our investment in additional engineering and product development headcount as we continue to supplement our new product development resources required to innovate and broaden our product portfolio.

Interest Expense
Interest expense of $0.4 million decreased less than $0.1 million for the three month period ended March 31, 2017 compared to the same period of 2016.

Other, Net
Other, net relates to the effect of exchange rate fluctuations between the U.S. and our foreign subsidiaries, primarily Canada, China and Europe.

Income Tax Expense

Dollars in thousands	Three Months Ended March 31,		Change
	2017	2016	$	%
Income tax expense	$4,138	$7,178	$(3,040)	(42.4)%
Effective tax rate	33.6%	38.3%

The decrease in the effective tax rate from continuing operations for the three month period ended March 31, 2017 compared to the same period of 2016 was primarily due to $0.4 million of excess tax benefits related to stock-based compensation recognized as a current period benefit through the statement of operations, resulting from adoption of ASU 2016-09 in January 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had $88.8 million of cash and investments compared to $79.6 million as of December 31, 2016. Cash provided by operating activities was $17.0 million for the three months ended March 31, 2017, compared to $18.7 million for the three months ended March 31, 2016. We expect our cash, cash equivalents and available-for-sale securities at March 31, 2017, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from March 31, 2017.

The decrease in cash flows from operating activities for the three months ended March 31, 2017 as compared to the same period of 2016 was primarily due to the decline in operating performance, partially offset by changes in our operating assets and liabilities as discussed below.

Trade receivables decreased $20.6 million to $24.9 million as of March 31, 2017, compared to $45.5 million as of December 31, 2016, due to seasonally lower net sales in the Retail business. Trade receivables as of March 31, 2017 compared to March 31, 2016 increased $0.5 million due to the timing of retail customer shipments during the quarter.

Inventories decreased $12.7 million to $34.3 million as of March 31, 2017, compared to $47.0 million as of December 31, 2016 due to seasonally lower sales. Inventories as of March 31, 2017 compared to March 31, 2016 decreased by $2.5 million, primarily reflecting anticipated stock requirements due to lower sales year-over-year in both the Direct and Retail channels.

Net deferred income tax liability decreased $0.4 million to $16.6 million as of March 31, 2017, compared to $17.0 million as of December 31, 2016, primarily due to the amortization of intangible assets in 2017.

Trade payables decreased $26.6 million to $39.4 million as of March 31, 2017, compared to $66.0 million as of December 31, 2016, due to seasonality of the business. Trade payables as of March 31, 2017 compared to March 31, 2016 increased $1.0 million. The higher amount outstanding as of March 31, 2017 was due to timing of vendor payments.

Accrued liabilities decreased $0.7 million to $12.2 million as of March 31, 2017, compared to $12.9 million as of December 31, 2016, due to a reduction in accrued incentive compensation in the first three months of 2017, reflecting payout of incentive compensation during the first quarter.

Cash used in investing activities of $29.4 million for the first three months of 2017 was primarily related to net purchases of marketable securities of $29.3 million. In addition, less than $0.1 million was used for capital expenditures during the period. We anticipate spending between $7.0 million and $8.0 million in 2017 for software, equipment, and product tooling.

Cash used in financing activities of $8.0 million for the first three months of 2017 was primarily related to principal repayments on our term loan of $4.0 million and share repurchases of $3.4 million.

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

The interest rate applicable to the term loan, as well as each advance under the revolving line of credit, is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. As of March 31, 2017 our borrowing rate for both the term loan and line of credit advances was 2.03%.

As of March 31, 2017, the balance on our term loan was $60.0 million, and we had no outstanding borrowings under the line of credit. As of March 31, 2017, we were in compliance with the financial covenants of the Credit Agreement and $20.0 million was available for borrowing under the line of credit.

As of March 31, 2017, we had a $60.0 million receive-variable, pay-fixed interest rate swap outstanding with Chase Bank. The interest rate swap amortizes monthly in line with the outstanding principal balance on our term loan and is classified as a cash flow hedge. The swap matures on December 31, 2020 and has a fixed rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark. At March 31, 2017, the one-month LIBOR rate was 0.78%.

Commitments and Contingencies
For a description of our commitments and contingencies, refer to Note 14 to our condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no liabilities were recorded at March 31, 2017.

Stock Repurchase Program
On May 4, 2016, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding common stock from time to time during the period of 24 months following such approval. Repurchases may be made in open market transactions at prevailing prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases are funded from existing cash balances, and the repurchased shares are retired and returned to unissued authorized shares. The repurchase program expires on May 4, 2018.

During the first quarter of 2017, we repurchased 218,515 shares at an average price of $15.68 per share for a total of $3.4 million. As of March 31, 2017, cumulative repurchases under the program total 339,511 shares at an average price of $15.86 per share for a total of $5.4 million, and $4.6 million remained available for future repurchases.

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

Our critical accounting policies have not changed from those discussed in our 2016 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents, marketable securities, derivative assets and variable-rate debt obligations. As of March 31, 2017, we had cash equivalents of $8.2 million held in a combination of money market funds and commercial paper, and marketable securities of $61.1 million, held in a combination of certificates of deposit, commercial paper, corporate bonds, and U.S. government bonds. Our cash equivalents mature within three months or less from the date of purchase. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. We have classified our marketable securities as available-for-sale and, therefore, we may choose to sell or hold them as changes in the market occur. Because of the short-term nature of the instruments in our portfolio, a decline in interest rates would reduce our interest income over time, and an increase in interest rates may negatively affect the market price or liquidity of certain securities within the portfolio, but a change in interest rates would not have a material impact on our results of operations, financial position or cash flows.

Our negotiated credit facilities generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of March 31, 2017, the outstanding balances on our credit facilities totaled $60.0 million.

As of March 31, 2017, we had a $60.0 million receive-variable, pay-fixed interest rate swap outstanding with Chase Bank, which amortizes monthly in line with the outstanding principal balance on our term loan. The swap is classified as a cash flow hedge and effectively fixes the interest rate on our variable-rate term loan. The interest rate swap matures on December 31, 2020 and has a fixed interest rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark, which was 0.78% at March 31, 2017.

The fair value of our interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. The amounts related to our cash flow hedge are recorded as deferred gains or losses in our consolidated balance sheets with the offset recorded in accumulated other comprehensive income, net of tax. At March 31, 2017, the fair value of our interest rate swap agreement was an asset of $0.2 million. The estimated amount expected to be reclassified into earnings within the next twelve months was $0.2 million at March 31, 2017.

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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

Patent Infringement Case
In 2004, we were sued in the Southern District of New York by Biosig Instruments, Inc. for alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products. No significant activity in the litigation occurred until 2008. In 2012, the U.S. District Court granted summary judgment to us on grounds that Biosig’s patents were invalid as a matter of law. Biosig appealed the grant of summary judgment and, in April 2013, the U.S. Court of Appeals for the Federal Circuit reversed the District Court’s decision on summary judgment and remanded the case to the District Court for further proceedings. On January 10, 2014, the U. S. Supreme Court granted our petition for a writ of certiorari to address the legal standard applied by the Federal Circuit in determining whether the patents may be valid under applicable law. The case was argued before the Supreme Court on April 28, 2014. By decision dated June 2, 2014, the Supreme Court unanimously reversed the Federal Circuit, holding that its standard of when a patent may be “indefinite” was incorrect and remanding to the Federal Circuit for reconsideration under the correct standard. The remand hearing in the Federal Circuit was held on October 29, 2014. By decision dated April 27, 2015, the same panel of the Federal Circuit affirmed its earlier reversal of the District Court’s decision on summary judgment. On May 27, 2015, we filed a petition for a rehearing en banc in the Federal Circuit, which was denied on August 4, 2015 and a Petition for Review by the U. S. Supreme Court which was also denied. The case was then returned to the District Court.

Pursuant to agreement of the parties, the litigation involving Biosig was settled effective as of March 28, 2017. We paid $1.2 million under the settlement, and the District Court dismissed the matter with prejudice. The settlement was recorded in discontinued operations.

In addition to the matter described above, from time to time, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

Item 1A.    Risk Factors

We operate in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in our 2016 Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described in our 2016 Form 10-K actually occur, our business, operating results and financial position could be adversely affected. There has not been a material change to the risk factors as set forth in our 2016 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of our equity securities during the first quarter ended March 31, 2017:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	124,015		$16.10	124,015	$6,045,859
February 1 - February 28	139,540	(1)	15.56	94,500	4,615,159
March 1 - March 31	—		—	—	4,615,159
Total	263,555		$15.81	218,515	$4,615,159

(1) Includes shares withheld from the vesting portions of stock unit awards made to our executive officers to satisfy the executives' tax withholding obligations incident to said vesting.
(2)  On May 4, 2016, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding common stock from time to time during the period of 24 months following such approval. The repurchase program expires on May 4, 2018.

Item 6.    Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description

10.1	Second Amendment to Credit Agreement dated March 1, 2017 between Nautilus, Inc. and JPMorgan Chase Bank, N.A.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from Nautilus, Inc.'s quarterly report on Form 10-Q for the three months ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.
(Registrant)

May 4, 2017	By:	/S/ Bruce M. Cazenave
Date		Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.
(Registrant)

May 4, 2017	By:	/S/ Sidharth Nayar
Date		Sidharth Nayar
Chief Financial Officer (Principal Financial and Accounting Officer)