Form 10-Q
period 2017-06-30
NAUTILUS, INC.
filed 2017-08-03
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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
The number of shares outstanding of the registrant's common stock as of July 31, 2017 was 30,786,792 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$21,811	$47,874
Available-for-sale securities	63,624	31,743
Trade receivables, net of allowances of $290 and $170	24,220	45,458
Inventories	42,344	47,030
Prepaids and other current assets	6,020	8,020
Income taxes receivable	4,041	3,231
Total current assets	162,060	183,356
Property, plant and equipment, net	16,037	17,468
Goodwill	61,957	61,888
Other intangible assets, net	68,166	69,800
Deferred income tax assets, non-current	—	11
Other assets	492	543
Total assets	$308,712	$333,066
Liabilities and Shareholders' Equity
Trade payables	$46,936	$66,020
Accrued liabilities	8,746	12,892
Warranty obligations, current portion	3,266	3,500
Note payable, current portion, net of unamortized debt issuance costs of $7 and $7	15,993	15,993
Total current liabilities	74,941	98,405
Warranty obligations, non-current	3,385	3,950
Income taxes payable, non-current	2,571	2,403
Deferred income tax liabilities, non-current	17,103	16,991
Other long-term liabilities	2,358	2,481
Note payable, non-current, net of unamortized debt issuance costs of $18 and $21	39,982	47,979
Total liabilities	140,340	172,209
Commitments and contingencies (Note 14)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 30,786 and 30,825 shares issued and outstanding	1,381	578
Retained earnings	167,728	161,496
Accumulated other comprehensive loss	(737)	(1,217)
Total shareholders' equity	168,372	160,857
Total liabilities and shareholders' equity	$308,712	$333,066

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$77,029	$78,529	$190,281	$199,457
Cost of sales	38,651	36,667	90,158	91,251
Gross profit	38,378	41,862	100,123	108,206
Operating expenses:
Selling and marketing	23,628	24,711	61,293	59,890
General and administrative	7,315	7,203	14,801	15,434
Research and development	3,586	3,375	7,497	7,009
Total operating expenses	34,529	35,289	83,591	82,333
Operating income	3,849	6,573	16,532	25,873
Other income (expense):
Interest income	175	68	306	122
Interest expense	(412)	(514)	(856)	(980)
Other, net	110	(136)	63	(260)
Total other expense, net	(127)	(582)	(487)	(1,118)
Income from continuing operations before income taxes	3,722	5,991	16,045	24,755
Income tax expense	1,156	2,295	5,294	9,473
Income from continuing operations	2,566	3,696	10,751	15,282
Discontinued operations:
Loss from discontinued operations before income taxes	(29)	(180)	(1,655)	(304)
Income tax expense (benefit) of discontinued operations	48	(14)	(486)	4
Loss from discontinued operations	(77)	(166)	(1,169)	(308)
Net income	$2,489	$3,530	$9,582	$14,974

Basic income per share from continuing operations	$0.08	$0.12	$0.35	$0.49
Basic loss per share from discontinued operations	—	(0.01)	(0.04)	(0.01)
Basic net income per share	$0.08	$0.11	$0.31	$0.48

Diluted income per share from continuing operations	$0.08	$0.12	$0.35	$0.49
Diluted loss per share from discontinued operations	—	(0.01)	(0.04)	(0.01)
Diluted net income per share	$0.08	$0.11	$0.31	$0.48
Shares used in per share calculations:
Basic	30,755	31,072	30,734	31,044
Diluted	31,095	31,335	31,110	31,315

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$2,489	$3,530	$9,582	$14,974
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of income tax expense (benefit) of $(5), $4, $(17) and $16	(9)	8	(28)	26
Gain (loss) on derivative securities, effective portion, net of income tax expense (benefit) of $(7), $(63), $65 and $(476)	(12)	(105)	107	(787)
Foreign currency translation, net of income tax expense (benefit) of $2, $2, $2 and $(5)	330	(110)	401	442
Other comprehensive income (loss)	309	(207)	480	(319)
Comprehensive income	$2,798	$3,323	$10,062	$14,655

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Income from continuing operations	$10,751	$15,282
Loss from discontinued operations	(1,169)	(308)
Net income	9,582	14,974
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,518	3,964
Provision (benefit) for allowance for doubtful accounts	221	(876)
Inventory lower-of-cost-or-market/NRV adjustments	258	133
Stock-based compensation expense	1,130	1,489
Loss on asset dispositions	—	127
Deferred income taxes, net of valuation allowance	67	5,629
Excess tax benefit related to stock-based awards	—	(1,729)
Other	(65)	5
Changes in operating assets and liabilities:
Trade receivables	20,982	26,260
Inventories	4,226	1,115
Prepaids and other current assets	2,141	(445)
Income taxes receivable	(809)	(8,040)
Trade payables	(19,477)	(17,530)
Accrued liabilities, including warranty obligations	(4,897)	(2,062)
Net cash provided by operating activities	17,877	23,014
Cash flows from investing activities:
Purchases of available-for-sale securities	(53,573)	(20,305)
Proceeds from maturities of available-for-sale securities	21,735	16,938
Proceeds from sales of available-for-sale securities	—	71
Acquisition of business, net of cash acquired	—	(3,468)
Purchases of property, plant and equipment and intangible assets	(1,084)	(706)
Net cash used in investing activities	(32,922)	(7,470)
Cash flows from financing activities:
Payments on long-term debt	(8,000)	(8,000)
Payments for stock repurchases	(3,427)	—
Proceeds from exercise of stock options and employee stock plan purchases	490	431
Tax payments related to stock award issuances	(741)	(221)
Excess tax benefit related to stock-based awards	—	1,729
Net cash used in financing activities	(11,678)	(6,061)
Effect of exchange rate changes on cash and cash equivalents	660	(77)
Increase (decrease) in cash and cash equivalents	(26,063)	9,406
Cash and cash equivalents:
Beginning of period	47,874	30,778
End of period	$21,811	$40,184
Supplemental disclosure of cash flow information:
Cash paid for interest	$851	$975
Cash paid for income taxes, net	5,289	11,305
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$338	$1,701
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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2017 and December 31, 2016, and our results of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

New Accounting Pronouncements

ASU 2017-09
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, "Compensation - Stock Compensation (Topic 718) - Scope in Modification Accounting". ASU 2017-09 provides clarity and reduces diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. An entity should account for the effects of a modification unless all of certain criteria are met. Those criteria relate to fair value, vesting conditions and classification of the modified award. If all three conditions are the same for the modified award as for the original award, then the entity should not account for the effects of the modification. ASU 2017-09 is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15. 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. We do not expect the adoption of ASU 2017-04 to have a material effect on our financial position, results of operations or cash flows.

ASU 2017-04
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment". ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, if applicable. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The same impairment test also applies to any reporting unit with a zero or negative carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for public companies' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019, on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We do not expect the adoption of ASU 2017-04 to have a material effect on our financial position, results of operations or cash flows.

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

ASU 2016-09
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted subject to certain requirements, and the method of application (i.e., retrospective, modified retrospective or prospective) depends on the transaction area that is being amended. Related to forfeitures, we changed our accounting treatment of forfeiture expense reversals from "at vest date" to "at forfeiture date." We applied the guidance on a modified retrospective basis, which resulted in a cumulative effective adjustment (in thousands) of $28 reduction to beginning retained earnings. In addition, related to excess tax benefits, we recognized all current period expense through the statement of operations and presented excess tax benefits as an operating cash flow, applied prospectively, with no adjustment to prior periods. The adoption of ASU 2016-09 in January 2017 did not have a material impact on our financial position, results of operations or cash flows.

ASU 2016-02
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 replaces the existing guidance in Accounting Standards Codification ("ASC") 840, Leases. The new standard would require companies and other organizations to include lease obligations on their balance sheets, including a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use ("ROU") asset and a corresponding lease liability.  For finance leases the lessee would recognize interest expense and amortization of the ROU asset, and for operating leases the lessee would recognize a straight-line total lease expense. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for public companies' annual periods, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently assessing the impact that ASU 2016-02 will have on our consolidated financial statements, and expect that the primary impact upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancellable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease liabilities.

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

ASU 2014-09
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 replaces most existing revenue recognition guidance, and requires companies to recognize revenue based upon the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. In addition, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. ASU 2014-09 is effective, as amended, for annual and interim periods beginning on or after December 15, 2017, applied retrospectively to each prior period presented or retrospectively with a cumulative effect adjustment recognized as of the adoption date. We do not plan to early adopt this new standard, and accordingly, will adopt the new standard on January 1, 2018. In addition, we have not decided on the adoption method and expect to make a final determination regarding the adoption method during third quarter 2017.

We are making progress toward completing an evaluation of the potential changes on our financial reporting resulting from adoption of the new standard, and have identified areas of possible impact for our revenue streams based on review of several significant contracts. We expect to complete the contracts evaluation and validate the impacts of accounting and disclosure changes on our business processes, controls and systems, as well as design any changes to such business processes, controls and systems, during the third quarter. We expect to implement any process changes during the fourth quarter of 2017 in preparation for adoption.

While we are continuing to assess the potential impacts under the new standard, we do not believe there will be significant changes to the timing of recognition of product revenue and royalty revenue. Based on our assessment to date, we believe the new standard may have relevant impact on the timing of recognition of variable consideration and contract costs, primarily sales commissions, and on presentation of our installation and services revenue.

(2) DISCONTINUED OPERATIONS

There was no revenue related to discontinued operations for the six months ended June 30, 2017 or the year ended December 31, 2016. However, we continue to have legal and accounting expenses as we work with authorities on final deregistration of certain foreign entities and product liability expenses associated with product previously sold into the Commercial channel.

During the first six months of 2017, our litigation with Biosig Instruments, Inc. ("Biosig") was settled. The litigation began in 2004 and alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products of our former Commercial business. We paid Biosig $1.2 million under the settlement, and the matter was dismissed with prejudice. The settlement was expensed in discontinued operations during the quarter ended March 31, 2017 and paid during the quarter ended June 30, 2017.

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

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$7,816	$—	$—	$7,816
Commercial paper	—	1,998	—	1,998
Total cash equivalents	7,816	1,998	—	9,814
Available-for-Sale Securities
Certificates of deposit(1)	—	19,126	—	19,126
Commercial paper	—	11,478	—	11,478
Corporate bonds	—	26,024	—	26,024
U.S. government bonds	—	6,996	—	6,996
Total available-for-sale securities	—	63,624	—	63,624
Derivatives
Interest rate swap contract	—	133	—	133

Total assets measured at fair value	$7,816	$65,755	$—	$73,571

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$9,635	$—	$—	$9,635
Commercial paper	—	3,999	—	3,999
Total cash equivalents	9,635	3,999	—	13,634
Available-for-Sale Securities
Certificates of deposit(1)	—	22,820	—	22,820
Corporate bonds	—	6,922	—	6,922
U.S. government bonds	—	2,001	—	2,001
Total available-for-sale securities	—	31,743	—	31,743

Total assets measured at fair value	$9,635	$35,742	$—	$45,377

Liabilities:
Derivatives
Interest rate swap contract	$—	$(38)	$—	$(38)

Total liabilities measured at fair value	$—	$(38)	$—	$(38)

(1) All certificates of deposit are within current FDIC insurance limits.

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the six months ended June 30, 2017, nor for the year ended December 31, 2016.

We did not have any changes to our valuation techniques during the six months ended June 30, 2017, nor for the year ended December 31, 2016.

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

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property, plant and equipment, goodwill, other intangible assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We did not perform any valuations on assets or liabilities that are valued at fair value on a nonrecurring basis during the first six months of 2017. During the fourth quarter of 2016, we performed our annual goodwill and indefinite-lived trade names impairment analyses effective as of October 1, 2016. During the six months ended June 30, 2017 and the year ended December 31, 2016, we did not record any other-than-temporary impairments on our financial assets required to be measured at fair value on a nonrecurring basis.

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

As of June 30, 2017, we had a $56.0 million interest rate swap outstanding with JPMorgan Chase Bank, N.A. This interest rate swap matures on December 31, 2020 and has a fixed rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark. At June 30, 2017, the one-month LIBOR rate was 1.04%.

We typically designate all interest rate swaps as cash flow hedges and, accordingly, record the change in fair value for the effective portion of these interest rate swaps in accumulated other comprehensive income rather than current period earnings until the underlying hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three and six months ended June 30, 2017 and 2016, there was no ineffectiveness. As of June 30, 2017, we expect to reclassify a gain of $0.1 million from accumulated other comprehensive income to earnings within the next twelve months.

The fair value of our derivative instruments was included in our condensed consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of
		June 30, 2017	December 31, 2016
Derivatives instruments designated as cash flow hedges:
Interest rate swap contract	Prepaids and other current assets	$133	$—
	Accrued liabilities	—	38
		$133	$38

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Derivatives instruments designated as cash flow hedges:
Loss recognized in other comprehensive income before reclassifications	---	$(53)	$(219)	$(2)	$(980)
Loss reclassified from accumulated other comprehensive income to earnings for the effective portion	Interest expense	$(61)	$(185)	$(163)	$(313)
Income tax benefit	Income tax expense	$20	$71	$54	$120

For additional information related to our derivatives, see Notes 3 and 10.

(5) INVENTORIES

Inventories are stated at the lower of cost and net realizable value, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	June 30, 2017	December 31, 2016
Finished goods	$38,282	$43,130
Parts and components	4,062	3,900
Total inventories	$42,344	$47,030

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				June 30, 2017	December 31, 2016
Automobiles	5	to	6	$139	$139
Leasehold improvements	4	to	20	3,426	3,388
Computer software and equipment	3	to	7	26,059	25,899
Machinery and equipment	3	to	5	13,971	13,085
Furniture and fixtures	5	to	20	2,238	2,238
Work in progress(1)	N/A			893	768
Total cost				46,726	45,517
Accumulated depreciation				(30,689)	(28,049)
Total property, plant and equipment, net				$16,037	$17,468
(1) Work in progress includes production tooling and computer software.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The rollforward of goodwill was as follows (in thousands):

	Direct	Retail	Total
Balance, January 1, 2016	$2,113	$58,357	$60,470
Currency exchange rate adjustment	67	3	70
Business acquisition - measurement period adjustments	—	1,348	1,348
Balance, December 31, 2016	2,180	59,708	61,888
Currency exchange rate adjustment	77	(8)	69
Balance, June 30, 2017	$2,257	$59,700	$61,957

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				June 30, 2017	December 31, 2016
Indefinite-lived trademarks	N/A			$32,052	$32,052
Definite-lived trademarks	10	to	15	2,600	2,600
Patents	8	to	24	31,487	31,487
Customer relationships	10	to	15	24,700	24,700
				90,839	90,839
Accumulated amortization - definite-lived intangible assets				(22,673)	(21,039)
Other intangible assets, net				$68,166	$69,800

Amortization expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization expense	$817	$961	$1,634	$1,921

Future amortization of definite-lived intangible assets is as follows (in thousands):

Remainder of 2017	$1,622
2018	3,164
2019	3,134
2020	3,108
2021	3,078
Thereafter	22,008
$36,114

(8) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	June 30, 2017	December 31, 2016
Payroll and related liabilities	$3,833	$4,579
Other	4,913	8,313
Total accrued liabilities	$8,746	$12,892

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

Changes in our product warranty obligations were as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Balance, beginning of period	$7,450	$8,545
Accruals	1,470	1,644
Payments	(2,269)	(2,060)
Balance, end of period	$6,651	$8,129

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax (in thousands) for the periods presented:

	Unrealized Loss on Available-for-Sale Securities	Gain (Loss) on Derivative Securities (Effective Portion)	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2017	$(27)	$95	$(1,114)	$(1,046)
Current period other comprehensive income (loss) before reclassifications	(9)	(53)	330	268
Reclassification of amounts to earnings	—	41	—	41
Net other comprehensive income (loss) during period	(9)	(12)	330	309
Balance, June 30, 2017	$(36)	$83	$(784)	$(737)

	Unrealized Loss on Available-for-Sale Securities	Gain (Loss) on Derivative Securities (Effective Portion)	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$(8)	$(24)	$(1,185)	$(1,217)
Current period other comprehensive income (loss) before reclassifications	(28)	(2)	401	371
Reclassification of amounts to earnings	—	109	—	109
Net other comprehensive income (loss) during period	(28)	107	401	480
Balance, June 30, 2017	$(36)	$83	$(784)	$(737)

	Unrealized Gain on Available-for-Sale Securities	Loss on Derivative Securities (Effective Portion)	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, April 1, 2016	$2	$(682)	$(759)	$(1,439)
Current period other comprehensive income (loss) before reclassifications	8	(219)	(110)	(321)
Reclassification of amounts to earnings	—	114	—	114
Net other comprehensive income (loss) during period	8	(105)	(110)	(207)
Balance, June 30, 2016	$10	$(787)	$(869)	$(1,646)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Loss on Derivative Securities (Effective Portion)	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, January 1, 2016	$(16)	$—	$(1,311)	$(1,327)
Current period other comprehensive income (loss) before reclassifications	26	(980)	442	(512)
Reclassification of amounts to earnings	—	193	—	193
Net other comprehensive income (loss) during period	26	(787)	442	(319)
Balance, June 30, 2016	$10	$(787)	$(869)	$(1,646)

(11) STOCK REPURCHASE PROGRAM

On May 4, 2016, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding common stock from time to time through May 4, 2018.

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

As of June 30, 2017, there was $19.6 million remaining available for repurchases under the share repurchase programs.

Cumulative repurchases pursuant to the programs are as follows:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shares used to calculate basic income per share	30,755	31,072	30,734	31,044
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	340	263	376	271
Shares used to calculate diluted income per share	31,095	31,335	31,110	31,315

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted income per share. In the case of stock options, this is because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	7	11	8	11

(13) SEGMENT AND ENTERPRISE-WIDE INFORMATION

In accordance with FASB ASC 280, Segment Reporting, we determined that we have two operating segments - Direct and Retail. There have been no changes in our operating segments during the six months ended June 30, 2017.

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

Following is summary information by reportable segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017		2016	2017	2016
Net sales:
Direct	$39,111		$44,940	$113,814	$126,174
Retail	37,083		32,911	74,888	71,716
Royalty	835		678	1,579	1,567
Consolidated net sales	$77,029		$78,529	$190,281	$199,457
Contribution:
Direct	$2,519		$7,525	$17,852	$28,669
Retail	6,097		4,117	8,309	8,061
Royalty	835		678	1,568	1,548
Consolidated contribution	$9,451		$12,320	$27,729	$38,278

Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$9,451		$12,320	$27,729	$38,278
Amounts not directly related to segments:
Operating expenses	(5,602)	—	(5,747)	(11,197)	(12,405)
Other expense, net	(127)	—	(582)	(487)	(1,118)
Income tax expense	(1,156)	$—	(2,295)	(5,294)	(9,473)
Income from continuing operations	$2,566		$3,696	$10,751	$15,282

There was no material change in the allocation of assets by segment during the first six months of 2017 and, accordingly, assets by segment are not presented.

For the three months ended June 30, 2017 and 2016, Amazon.com accounted for 13.9% and 12.3% , respectively, of total net sales. Amazon.com accounted for 11.0% and 10.0%, respectively, of total net sales for the six months ended June 30, 2017 and 2016.

(14) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of June 30, 2017, we had no standby letters of credit.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of June 30, 2017, we had approximately $45.4 million in noncancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no related liabilities were recorded as of June 30, 2017.

Legal Matters
As described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, a lawsuit originally filed by Biosig Instruments, Inc. in 2004 for alleged patent infringement was settled effective as of March 28, 2017. We paid $1.2 million under the settlement, and the District Court dismissed the suit with prejudice. The settlement was expensed in discontinued operations during the quarter ended March 31, 2017 and paid during the quarter ended June 30, 2017.

In addition to the matter described above, from time to time, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

Litigation and jury verdicts are, to some degree, inherently unpredictable, and although we have determined that a loss is not probable in connection with any current legal proceeding, it is reasonably possible that a loss may be incurred in connection with proceedings to which we are a party. Assessment of whether incurrence of a loss is probable, or a reasonable possibility, in connection with a particular proceeding, and estimation of the loss, or a range of loss, involves complex judgments and numerous uncertainties. Management is unable to estimate a range of reasonably possible losses related to litigation in which the damages sought are indeterminate, or the legal and factual basis for the relevant claims have not been developed with specificity. As such, zero liability is recorded as of June 30, 2017.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). All references to the second quarter and first six months of 2017 and 2016 mean the three and six-month periods ended June 30, 2017 and 2016, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

Net sales for the first six months of 2017 were $190.3 million, a decrease of $9.2 million, or 4.6%, as compared to net sales of $199.5 million for the first six months of 2016. Net sales of our Direct segment decreased $12.4 million, or 9.8%, in the first six months of 2017, compared to the first six months of 2016, primarily due to a decline in TreadClimber® sales. Net sales of our Retail segment increased by $3.2 million, or 4.4%, in the first six months of 2017, compared to the first six months of 2016, reflecting increases for both traditional and e-commerce customers across multiple product categories.

Gross profit for the first six months of 2017 was $100.1 million, or 52.6% of net sales, a decrease of $8.1 million, or 7.5%, as compared to gross profit of $108.2 million, or 54.3% of net sales, for the first six months of 2016. The decrease in gross profit dollars was primarily due to the decrease in net sales. Gross margin percentage points decreased 1.7%, due to an unfavorable segment mix, reflecting an increased percentage of Retail sales, and a decline in the Direct channel margin, resulting from higher discounting on TreadClimber® products.

Operating expenses for the first six months of 2017 were $83.6 million, an increase of $1.3 million, or 1.5%, as compared to operating expenses of $82.3 million for the first six months of 2016. The rise in operating expenses was primarily related to increased sales and marketing, reflecting higher media spending.

Operating income for the first six months of 2017 was $16.5 million, a decrease of $9.3 million, or 36.1%, as compared to operating income of $25.9 million for the first six months of 2016. The decrease in operating income for the first six months of 2017 compared to the first six months of 2016 was driven primarily by the lower net sales and gross margin dollars, and increased sales and marketing spending.

Income from continuing operations was $10.8 million for the first six months of 2017, or $0.35 per diluted share, compared to income from continuing operations of $15.3 million, or $0.49 per diluted share, for the first six months of 2016. The effective tax rates for the first six months of 2017 and 2016 were 33.0% and 38.3%, respectively. The 5.3% year-over-year percentage rate decrease was primarily due to excess tax benefits related to stock-based compensation being recognized in the current period as a result of adopting ASU 2016-09 in January 2017.

Net income for the first six months of 2017 was $9.6 million, compared to net income of $15.0 million for the first six months of 2016. Net income per diluted share was $0.31 for the first six months of 2017, compared to $0.48 for the first six months of 2016. In the first quarter of 2017, we recognized an expense of $1.2 million related to a legal settlement with Biosig Instruments, Inc. See discussion in "Discontinued Operations" below for additional information.

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

During the first quarter of 2017, our litigation with Biosig Instruments, Inc. was settled. The litigation began in 2004 and alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products of our former Commercial business. We paid Biosig $1.2 million under the settlement, and the matter was dismissed with prejudice. The settlement was expensed in discontinued operations during the quarter ended March 31, 2017 and paid during the quarter ended June 30, 2017. For additional information, see Notes 2 and 14 to our condensed consolidated financial statements, and Part II, Item 1 to this Form 10-Q.

RESULTS OF OPERATIONS

Results of operations information was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2017	2016	$	%
Net sales	$77,029	$78,529	$(1,500)	(1.9)%
Cost of sales	38,651	36,667	1,984	5.4%
Gross profit	38,378	41,862	(3,484)	(8.3)%
Operating expenses:
Selling and marketing	23,628	24,711	(1,083)	(4.4)%
General and administrative	7,315	7,203	112	1.6%
Research and development	3,586	3,375	211	6.3%
Total operating expenses	34,529	35,289	(760)	(2.2)%
Operating income	3,849	6,573	(2,724)	(41.4)%
Other income (expense):
Interest income	175	68	107
Interest expense	(412)	(514)	102
Other, net	110	(136)	246
Total other expense, net	(127)	(582)	455
Income from continuing operations before income taxes	3,722	5,991	(2,269)
Income tax expense	1,156	2,295	(1,139)
Income from continuing operations	2,566	3,696	(1,130)
Loss from discontinued operations, net of taxes	(77)	(166)	89
Net income	$2,489	$3,530	$(1,041)

	Six Months Ended June 30,		Change
	2017	2016	$	%
Net sales	$190,281	$199,457	$(9,176)	(4.6)%
Cost of sales	90,158	91,251	(1,093)	(1.2)%
Gross profit	100,123	108,206	(8,083)	(7.5)%
Operating expenses:
Selling and marketing	61,293	59,890	1,403	2.3%
General and administrative	14,801	15,434	(633)	(4.1)%
Research and development	7,497	7,009	488	7.0%
Total operating expenses	83,591	82,333	1,258	1.5%
Operating income	16,532	25,873	(9,341)	(36.1)%
Other income (expense):
Interest income	306	122	184
Interest expense	(856)	(980)	124
Other, net	63	(260)	323
Total other expense, net	(487)	(1,118)	631
Income from continuing operations before income taxes	16,045	24,755	(8,710)
Income tax expense	5,294	9,473	(4,179)
Income from continuing operations	10,751	15,282	(4,531)
Loss from discontinued operations, net of taxes	(1,169)	(308)	(861)
Net income	$9,582	$14,974	$(5,392)

Results of operations information by segment was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2017	2016	$	%
Net sales:
Direct	$39,111	$44,940	$(5,829)	(13.0)%
Retail	37,083	32,911	4,172	12.7%
Royalty	835	678	157	23.2%
	$77,029	$78,529	$(1,500)	(1.9)%
Cost of sales:
Direct	$14,345	$14,781	$(436)	(2.9)%
Retail	24,306	21,886	2,420	11.1%
	$38,651	$36,667	$1,984	5.4%
Gross profit:
Direct	$24,766	$30,159	$(5,393)	(17.9)%
Retail	12,777	11,025	1,752	15.9%
Royalty	835	678	157	23.2%
	$38,378	$41,862	$(3,484)	(8.3)%
Gross margin:
Direct	63.3%	67.1%	(380)	basis points
Retail	34.5%	33.5%	100	basis points

	Six Months Ended June 30,		Change
	2017	2016	$	%
Net sales:
Direct	$113,814	$126,174	$(12,360)	(9.8)%
Retail	74,888	71,716	3,172	4.4%
Royalty	1,579	1,567	12	0.8%
	$190,281	$199,457	$(9,176)	(4.6)%
Cost of sales:
Direct	$40,124	$42,153	$(2,029)	(4.8)%
Retail	50,023	49,079	944	1.9%
Royalty	11	19	(8)	(42.1)%
	$90,158	$91,251	$(1,093)	(1.2)%
Gross profit:
Direct	$73,690	$84,021	$(10,331)	(12.3)%
Retail	24,865	22,637	2,228	9.8%
Royalty	1,568	1,548	20	1.3%
	$100,123	$108,206	$(8,083)	(7.5)%
Gross margin:
Direct	64.7%	66.6%	(190)	basis points
Retail	33.2%	31.6%	160	basis points

The following table compares the net sales of our major product lines within each business segment (dollars in thousands):

	Three Months Ended June 30,		Change
	2017	2016	$	%
Direct net sales:
Cardio products(1)	$34,631	$41,434	$(6,803)	(16.4)%
Strength products(2)	4,480	3,506	974	27.8%
	39,111	44,940	(5,829)	(13.0)%
Retail net sales:
Cardio products(1)	27,821	23,506	4,315	18.4%
Strength products(2)	9,262	9,405	(143)	(1.5)%
	37,083	32,911	4,172	12.7%

Royalty	835	678	157	23.2%
	$77,029	$78,529	$(1,500)	(1.9)%

	Six Months Ended June 30,		Change
	2017	2016	$	%
Direct net sales:
Cardio products(1)	$103,334	$118,526	$(15,192)	(12.8)%
Strength products(2)	10,480	7,648	2,832	37.0%
	113,814	126,174	(12,360)	(9.8)%
Retail net sales:
Cardio products(1)	56,860	53,459	3,401	6.4%
Strength products(2)	18,028	18,257	(229)	(1.3)%
	74,888	71,716	3,172	4.4%

Royalty	1,579	1,567	12	0.8%
	$190,281	$199,457	$(9,176)	(4.6)%

(1) Cardio products include: Max Trainer®, TreadClimber®, HVT™, Zero Runner®, treadmills, exercise bikes and ellipticals.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights and accessories.

Direct

Direct net sales decreased 13.0% and 9.8% for the three and six month periods, respectively, ended June 30, 2017 compared to the same periods of 2016. The decreases in net sales for the three and six month periods were primarily related to declines in cardio unit sales, primarily the TreadClimber® product line. The decreases in cardio sales were partially offset by a 27.8% and 37.0% increase in strength products in the three and six month periods, respectively, that resulted from higher sales of home gyms and dumbbell products.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the second quarter of 2017 were 52.2%, compared to 47.3% in the same period of 2016. We continue to experience improved credit approval rates due to our media strategy, which focuses on generation of responses from consumers with relatively high credit quality. Additionally, our Tier 1 credit provider has noted strong performance from our account portfolio, and, due to that credit profile, has progressively expanded its approval standards. We remain focused on maintaining a healthy payment balance between cash and financed purchases.

The $0.4 million and $2.0 million decreases, respectively, in cost of sales of our Direct business for the three and six month periods ended June 30, 2017 compared to the same periods of 2016 were due to lower net sales.

For the three and six month periods ended June 30, 2017, Direct gross margins decreased 380 and 190 basis points, respectively, as compared to the same periods of 2016 primarily due to higher discounting of the TreadClimber® product line and lower overhead absorption resulting from the lower net sales.

Retail

Retail net sales increased 12.7% and 4.4% for the three and six month periods ended June 30, 2017 compared to the same periods of 2016. The increases in both periods reflected growth in traditional and e-commerce customers across multiple product categories.

The increases in cost of sales of our Retail business for the three and six month periods ended June 30, 2017 compared to the same periods of 2016 were primarily related to the increases in Retail net sales as discussed above.

For the three and six months period ended June 30, 2017, Retail gross margin increased by 100 and 160 basis points, respectively, compared to the same periods of 2016 due improvements in product mix and the reduction of certain warranty reserves.

Selling and Marketing

Dollars in thousands	Three Months Ended June 30,		Change
	2017	2016	$	%
Selling and marketing	$23,628	$24,711	$(1,083)	(4.4)%
As % of net sales	30.7%	31.5%

Dollars in thousands	Six Months Ended June 30,		Change
	2017	2016	$	%
Selling and marketing	$61,293	$59,890	$1,403	2.3%
As % of net sales	32.2%	30.0%

The $1.1 million decrease in selling and marketing expense in the three-month period ended June 30, 2017 compared to the same period of 2016 was primarily due to the reversal of a $1.4 million reserve related to a royalty dispute and lower variable selling expenses of $0.6 million, partially offset by $0.7 million higher creative and photography expense for new products.

The $1.4 million increase in selling and marketing expense in the six-month period ended June 30, 2017 was related to a $2.6 million increase in media advertising, partially offset by lower marketing program costs of $0.9 million.

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows:

Dollars in thousands	Three Months Ended June 30,		Change
	2017	2016	$	%
Media advertising	$12,587	$12,505	$82	0.7%

Dollars in thousands	Six Months Ended June 30,		Change
	2017	2016	$	%
Media advertising	$32,590	$30,014	$2,576	8.6%

The increases in media advertising in the three and six month periods ended June 30, 2017 compared to the same periods of 2016 reflected lower response rates that drove the increased investments in advertising.

General and Administrative

Dollars in thousands	Three Months Ended June 30,		Change
	2017	2016	$	%
General and administrative	$7,315	$7,203	$112	1.6%
As % of net sales	9.5%	9.2%

Dollars in thousands	Six Months Ended June 30,		Change
	2017	2016	$	%
General and administrative	$14,801	$15,434	$(633)	(4.1)%
As % of net sales	7.8%	7.7%

The increase in general and administrative for the three months ended June 30, 2017 compared to the same period of 2016 was primarily due to higher litigation spending of $0.6 million, partially offset by $0.3 million lower stock compensation expense and $0.1 million lower amortization expense.

The decrease in general and administrative for the six months ended June 30, 2017 compared to the same period of 2016 was primarily due to lower employee incentives and compensation costs of $1.1 million, and $0.3 million savings related to lower integration costs of Octane. These costs were partially offset by higher litigation expenses of $0.9 million in the same comparative period.

Research and Development

Dollars in thousands	Three Months Ended June 30,		Change
	2017	2016	$	%
Research and development	$3,586	$3,375	$211	6.3%
As % of net sales	4.7%	4.3%

Dollars in thousands	Six Months Ended June 30,		Change
	2017	2016	$	%
Research and development	$7,497	$7,009	$488	7.0%
As % of net sales	3.9%	3.5%

The increases in research and development in the three and six month periods ended June 30, 2017 compared to the same periods of 2016 were primarily due to our investment in additional engineering and product development headcount as we continue to supplement our new product development resources required to innovate and broaden our product portfolio.

Interest Expense
Interest expense of $0.4 million and $0.9 million for the three and six month periods ended June 30, 2017 decreased $0.1 million and $0.1 million, respectively, compared to the same periods of 2016. The decreases were due to reductions in principal balance on our term loan.

Other, Net
Other, net relates to the effect of exchange rate fluctuations between the U.S. and our foreign subsidiaries, primarily Canada, China and Europe.

Income Tax Expense

Dollars in thousands	Three Months Ended June 30,		Change
	2017	2016	$	%
Income tax expense	$1,156	$2,295	$(1,139)	(49.6)%
Effective tax rate	31.1%	38.3%

Dollars in thousands	Six Months Ended June 30,		Change
	2017	2016	$	%
Income tax expense	$5,294	$9,473	$(4,179)	(44.1)%
Effective tax rate	33.0%	38.3%

The decreases in the effective tax rates from continuing operations for the three and six month periods ended June 30, 2017 compared to the same periods of 2016 were primarily due to $0.2 million and $0.7 million of excess tax benefits, respectively, related to stock-based compensation recognized as a current period benefit through the statement of operations, resulting from adoption of ASU 2016-09 in January 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, we had $85.4 million of cash and investments compared to $79.6 million as of December 31, 2016. Cash provided by operating activities was $17.9 million for the six months ended June 30, 2017, compared to $23.0 million for the six months ended June 30, 2016. We expect our cash, cash equivalents and available-for-sale securities at June 30, 2017, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from June 30, 2017.

The decrease in cash flows from operating activities for the six months ended June 30, 2017 as compared to the same period of 2016 was primarily due to the decline in operating performance, partially offset by changes in our operating assets and liabilities as discussed below.

Trade receivables decreased $21.2 million to $24.2 million as of June 30, 2017, compared to $45.5 million as of December 31, 2016, due to seasonally lower net sales in the Retail business. Trade receivables as of June 30, 2017 compared to June 30, 2016 increased $4.6 million due to the increase in Retail net sales.

Inventories decreased $4.7 million to $42.3 million as of June 30, 2017, compared to $47.0 million as of December 31, 2016 due to seasonally lower sales. Inventories as of June 30, 2017 compared to June 30, 2016 decreased by $0.7 million.

Trade payables decreased $19.1 million to $46.9 million as of June 30, 2017, compared to $66.0 million as of December 31, 2016, due to seasonality of the business. Trade payables as of June 30, 2017 compared to June 30, 2016 increased $3.7 million. The higher amount outstanding as of June 30, 2017 was due to timing of vendor payments.

Accrued liabilities decreased $4.1 million to $8.7 million as of June 30, 2017, compared to $12.9 million as of December 31, 2016, due to settlement of a royalty dispute in the second quarter of 2017, and payout of accrued incentive compensation during the first quarter of 2017.

Cash used in investing activities of $32.9 million for the first six months of 2017 was primarily related to net purchases of marketable securities of $31.8 million. In addition, $1.1 million was used for capital expenditures primarily related to production equipment tooling and implementation of new software systems. We anticipate spending between $6.0 million and $7.0 million in 2017 for software, equipment, and product tooling.

Cash used in financing activities of $11.7 million for the first six months of 2017 was primarily related to principal repayments on our term loan of $8.0 million and share repurchases of $3.4 million.

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

The interest rate applicable to the term loan, as well as each advance under the revolving line of credit, is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. As of June 30, 2017 our borrowing rate for both the term loan and line of credit advances was 2.29%.

As of June 30, 2017, the balance on our term loan was $56.0 million, and we had no outstanding borrowings under the line of credit. As of June 30, 2017, we were in compliance with the financial covenants of the Credit Agreement and $20.0 million was available for borrowing under the line of credit.

As of June 30, 2017, we had a $56.0 million receive-variable, pay-fixed interest rate swap outstanding with Chase Bank. The interest rate swap amortizes monthly in line with the outstanding principal balance on our term loan and is classified as a cash flow hedge. The swap matures on December 31, 2020 and has a fixed rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark. At June 30, 2017, the one-month LIBOR rate was 1.04%.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no liabilities were recorded at June 30, 2017.

Stock Repurchase Program
On May 4, 2016, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding common stock from time to time through May 4, 2018.

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

As of June 30, 2017, there was $19.6 million remaining available for repurchases under the share repurchase programs.

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 for a discussion of new accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents, marketable securities, derivative assets and variable-rate debt obligations. As of June 30, 2017, we had cash equivalents of $9.8 million held in a combination of money market funds and commercial paper, and marketable securities of $63.6 million, held in a combination of certificates of deposit, commercial paper, corporate bonds, and U.S. government bonds. Our cash equivalents mature within three months or less from the date of purchase. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. We have classified our marketable securities as available-for-sale and, therefore, we may choose to sell or hold them as changes in the market occur. Because of the short-term nature of the instruments in our portfolio, a decline in interest rates would reduce our interest income over time, and an increase in interest rates may negatively affect the market price or liquidity of certain securities within the portfolio, but a change in interest rates would not have a material impact on our results of operations, financial position or cash flows.

Our negotiated credit facilities generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of June 30, 2017, the outstanding balances on our credit facilities totaled $56.0 million.

As of June 30, 2017, we had a $56.0 million receive-variable, pay-fixed interest rate swap outstanding with Chase Bank, which amortizes monthly in line with the outstanding principal balance on our term loan. The swap is classified as a cash flow hedge and effectively fixes the interest rate on our variable-rate term loan. The interest rate swap matures on December 31, 2020 and has a fixed interest rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark, which was 1.04% at June 30, 2017.

The fair value of our interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. The amounts related to our cash flow hedge are recorded as deferred gains or losses in our consolidated balance sheets with the offset recorded in accumulated other comprehensive income, net of tax. At June 30, 2017, the fair value of our interest rate swap agreement was an asset of $0.1 million. The estimated amount expected to be reclassified into earnings within the next twelve months was $0.1 million at June 30, 2017.

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
Changes in Internal Control over Financial Reporting

We are implementing an ERP system and complementary systems that support our Retail operations related to Octane. During the second quarter ended June 30, 2017, the requirements phase of the ERP integration was approved and technical design and updated project plan were in progress. We expect to develop and deploy features of the ERP and complementary systems beginning in the third quarter of 2017 with full implementation planned to be completed by second quarter of 2018. As each phase of the implementation occurs, we are taking steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate these controls for effectiveness.

There were no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

Patent Infringement Case
As described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, a lawsuit originally filed by Biosig Instruments, Inc. in 2004 for alleged patent infringement was settled effective as of March 28, 2017. We paid $1.2 million under the settlement, and the District Court dismissed the suit with prejudice. The settlement was expensed in discontinued operations during the quarter ended March 31, 2017 and paid during the quarter ended June 30, 2017.

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

101
The following financial statements from Nautilus, Inc.'s quarterly report on Form 10-Q for the three and six months ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.
(Registrant)

August 3, 2017	By:	/S/ Bruce M. Cazenave
Date		Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.
(Registrant)

August 3, 2017	By:	/S/ Sidharth Nayar
Date		Sidharth Nayar
Chief Financial Officer (Principal Financial and Accounting Officer)