Form 10-Q
period 2017-09-30
NAUTILUS, INC.
filed 2017-11-02
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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
The number of shares outstanding of the registrant's common stock as of October 31, 2017 was 30,707,103 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$30,481	$47,874
Available-for-sale securities	47,295	31,743
Trade receivables, net of allowances of $472 and $170	38,534	45,458
Inventories	57,646	47,030
Prepaids and other current assets	6,795	8,020
Income taxes receivable	61	3,231
Total current assets	180,812	183,356
Property, plant and equipment, net	16,166	17,468
Goodwill	62,045	61,888
Other intangible assets, net	67,354	69,800
Deferred income tax assets, non-current	—	11
Other assets	456	543
Total assets	$326,833	$333,066
Liabilities and Shareholders' Equity
Trade payables	$62,146	$66,020
Accrued liabilities	8,056	12,892
Warranty obligations, current portion	3,253	3,500
Note payable, current portion, net of unamortized debt issuance costs of $7 and $7	15,993	15,993
Total current liabilities	89,448	98,405
Warranty obligations, non-current	3,048	3,950
Income taxes payable, non-current	2,646	2,403
Deferred income tax liabilities, non-current	16,868	16,991
Other non-current liabilities	2,365	2,481
Note payable, non-current, net of unamortized debt issuance costs of $16 and $21	35,984	47,979
Total liabilities	150,359	172,209
Commitments and contingencies (Note 14)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 30,707 and 30,825 shares issued and outstanding	826	578
Retained earnings	175,969	161,496
Accumulated other comprehensive loss	(321)	(1,217)
Total shareholders' equity	176,474	160,857
Total liabilities and shareholders' equity	$326,833	$333,066

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$88,132	$80,818	$278,413	$280,275
Cost of sales	46,817	41,601	136,975	132,852
Gross profit	41,315	39,217	141,438	147,423
Operating expenses:
Selling and marketing	18,028	21,394	79,321	81,284
General and administrative	6,305	6,177	21,106	21,611
Research and development	3,617	3,435	11,114	10,444
Total operating expenses	27,950	31,006	111,541	113,339
Operating income	13,365	8,211	29,897	34,084
Other income (expense):
Interest income	170	60	476	182
Interest expense	(377)	(489)	(1,233)	(1,469)
Other, net	46	211	109	(49)
Total other expense, net	(161)	(218)	(648)	(1,336)
Income from continuing operations before income taxes	13,204	7,993	29,249	32,748
Income tax expense	4,862	148	10,156	9,621
Income from continuing operations	8,342	7,845	19,093	23,127
Discontinued operations:
Loss from discontinued operations before income taxes	(40)	(308)	(1,695)	(612)
Income tax expense (benefit) of discontinued operations	61	(57)	(425)	(53)
Loss from discontinued operations	(101)	(251)	(1,270)	(559)
Net income	$8,241	$7,594	$17,823	$22,568

Basic income per share from continuing operations	$0.27	$0.25	$0.62	$0.74
Basic loss per share from discontinued operations	—	(0.01)	(0.04)	(0.02)
Basic net income per share(1)	$0.27	$0.24	$0.58	$0.73

Diluted income per share from continuing operations	$0.27	$0.25	$0.61	$0.74
Diluted loss per share from discontinued operations	—	(0.01)	(0.04)	(0.02)
Diluted net income per share	$0.27	$0.24	$0.57	$0.72
Shares used in per share calculations:
Basic	30,749	31,118	30,739	31,069
Diluted	31,075	31,385	31,098	31,340
(1) May not add due to rounding.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$8,241	$7,594	$17,823	$22,568
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of income tax expense (benefit) of $13, $0, $(4) and $16	22	—	(6)	26
Gain (loss) on derivative securities, effective portion, net of income tax expense (benefit) of $14, $150, $79 and $(326)	23	248	130	(539)
Foreign currency translation, net of income tax expense (benefit) of $1, $(1), $3 and $(6)	371	(45)	772	397
Other comprehensive income (loss)	416	203	896	(116)
Comprehensive income	$8,657	$7,797	$18,719	$22,452

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Income from continuing operations	$19,093	$23,127
Loss from discontinued operations	(1,270)	(559)
Net income	17,823	22,568
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,386	5,748
Provision for allowance for doubtful accounts	375	183
Inventory lower-of-cost-or-market/NRV adjustments	294	72
Stock-based compensation expense	1,938	2,045
Loss on asset dispositions	58	107
Deferred income taxes, net of valuation allowance	(193)	5,707
Excess tax benefit related to stock-based awards	—	(1,852)
Other	(101)	6
Changes in operating assets and liabilities:
Trade receivables	6,532	13,633
Inventories	(11,056)	(4,716)
Prepaids and other current assets	1,644	(413)
Income taxes receivable	3,170	(5,397)
Trade payables	(4,275)	(15,475)
Accrued liabilities, including warranty obligations	(5,875)	(7,286)
Net cash provided by operating activities	16,720	14,930
Cash flows from investing activities:
Purchases of available-for-sale securities	(57,054)	(22,972)
Proceeds from maturities of available-for-sale securities	41,620	24,818
Proceeds from sales of available-for-sale securities	—	71
Acquisition of business, net of cash acquired	—	(3,468)
Purchases of property, plant and equipment	(2,726)	(3,237)
Net cash used in investing activities	(18,160)	(4,788)
Cash flows from financing activities:
Payments on long-term debt	(12,000)	(12,000)
Payments for stock repurchases	(4,848)	—
Proceeds from exercise of stock options and employee stock plan purchases	548	531
Tax payments related to stock award issuances	(741)	(221)
Excess tax benefit related to stock-based awards	—	1,852
Net cash used in financing activities	(17,041)	(9,838)
Effect of exchange rate changes on cash and cash equivalents	1,088	87
Increase (decrease) in cash and cash equivalents	(17,393)	391
Cash and cash equivalents:
Beginning of period	47,874	30,778
End of period	$30,481	$31,169
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,228	$1,462
Cash paid for income taxes, net	5,686	11,331
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$336	$922
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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2017 and December 31, 2016, and our results of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

New Accounting Pronouncements

ASU 2017-12
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, "Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities". ASU 2017-12 provides better alignment of an entity's risk management activities and financial reporting of hedges through changes to both the designation and measurement guidance for qualifying hedging relationships. In addition, the amendments in ASU 2017-12 also simplify the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements to increase the understandability of the results of an entity's intended hedging strategies. ASU 2017-12 is effective for public companies' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted in any interim period after issuance of the new standard, with effect of adoption reflected as of the beginning of the fiscal year of adoption. For cash flow and net investment hedges existing as of the adoption date, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income and opening retaining earnings. Amended presentation and disclosure guidance is required only prospectively, and certain transition elections are available upon adoption. While we do not expect the adoption of ASU 2017-12 to have a material effect on our business, we are evaluating any potential impact that adoption of ASU 2017-12 may have on our financial position, results of operations or cash flows.

ASU 2017-09
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718) - Scope in Modification Accounting". ASU 2017-09 provides clarity and reduces diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. An entity should account for the effects of a modification unless all of certain criteria are met. Those criteria relate to fair value, vesting conditions and classification of the modified award. If all three conditions are the same for the modified award as for the original award, then the entity should not account for the effects of the modification. ASU 2017-09 is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. We do not expect the adoption of ASU 2017-09 to have a material effect on our financial position, results of operations or cash flows.

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

ASU 2014-09
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 replaces most existing revenue recognition guidance, and requires companies to recognize revenue based upon the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. In addition, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. ASU 2014-09 is effective, as amended, for annual and interim periods beginning on or after December 15, 2017, applied retrospectively to each prior period presented or retrospectively with a cumulative effect adjustment recognized as of the adoption date. We do not plan to early adopt this new standard, and accordingly, will adopt the new standard on January 1, 2018. We are planning to adopt using the full retrospective method.

We have identified and made substantial progress in analyzing our principal revenue streams by channel, including potential impacts on the timing of recognition of variable consideration and contract costs, primarily sales commissions, and on presentation of our installation and services revenue. In addition, we are nearing completion of our review of significant contracts and evaluation of the potential changes to our business processes, controls, systems and disclosures resulting from adoption of the new standard. We expect to finish these assessments during the fourth quarter of 2017. Based on our analyses to date, we have identified potential accounting and financial reporting impacts to our business processes, controls, systems and disclosures as a result of the new standard, and we are planning for those changes. Further, while we do not expect the adoption of ASU 2014-09, as amended, to have a material effect on our financial position, results of operations or cash flows, we do anticipate significant additional disclosure requirements upon adoption of the new standard.

(2) DISCONTINUED OPERATIONS

There was no revenue related to discontinued operations for the three and nine months ended September 30, 2017. However, we continue to have product liability expenses associated with product previously sold into the Commercial channel.

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

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$6,848	$—	$—	$6,848
Commercial paper	—	1,998	—	1,998
Total cash equivalents	6,848	1,998	—	8,846
Available-for-Sale Securities
Certificates of deposit(1)	—	14,974	—	14,974
Commercial paper	—	1,998	—	1,998
Corporate bonds	—	25,313	—	25,313
U.S. government bonds	—	5,010	—	5,010
Total available-for-sale securities	—	47,295	—	47,295
Derivatives
Interest rate swap contract	—	170	—	170
Total assets measured at fair value	$6,848	$49,463	$—	$56,311

Liabilities:
Derivatives
Foreign currency forward contracts	$—	$(65)	$—	$(65)
Total liabilities measured at fair value	$—	$(65)	$—	$(65)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$9,635	$—	$—	$9,635
Commercial paper	—	3,999	—	3,999
Total cash equivalents	9,635	3,999	—	13,634
Available-for-Sale Securities
Certificates of deposit(1)	—	22,820	—	22,820
Corporate bonds	—	6,922	—	6,922
U.S. government bonds	—	2,001	—	2,001
Total available-for-sale securities	—	31,743	—	31,743
Total assets measured at fair value	$9,635	$35,742	$—	$45,377

Liabilities:
Derivatives
Interest rate swap contract	$—	$(38)	$—	$(38)
Total liabilities measured at fair value	$—	$(38)	$—	$(38)

(1) All certificates of deposit are within current FDIC insurance limits.

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the nine months ended September 30, 2017, nor for the year ended December 31, 2016.

We did not have any changes to our valuation techniques during the nine months ended September 30, 2017, nor for the year ended December 31, 2016.

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

The fair values of our interest rate swap contract and our foreign currency forward contracts are calculated as the present value of estimated future cash flows using discount factors derived from relevant Level 2 market inputs, including forward curves and volatility levels.

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property, plant and equipment, goodwill, other intangible assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We did not perform any valuations on assets or liabilities that are valued at fair value on a nonrecurring basis during the first nine months of 2017. During the fourth quarter of 2016, we performed our annual goodwill and indefinite-lived trade names impairment analyses effective as of October 1, 2016. During the nine months ended September 30, 2017 and the year ended December 31, 2016, we did not record any other-than-temporary impairments on our financial assets required to be measured at fair value on a nonrecurring basis.

The carrying values of cash and cash equivalents, trade receivables, prepaids and other current assets, trade payables and accrued liabilities approximate fair value due to their short maturities. The carrying value of our term loan approximates its fair value and falls under Level 2 of the fair value hierarchy, as the interest rate is variable and based on current market rates.

(4) DERIVATIVES

From time to time, we enter into interest rate swaps to fix a portion of our interest expense, and foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. We do not enter into derivative instruments for any purpose other than to manage interest rate or foreign currency exposure. That is, we do not engage in interest rate or currency exchange rate speculation using derivative instruments.

As of September 30, 2017, we had a $52.0 million interest rate swap outstanding with JPMorgan Chase Bank, N.A. This interest rate swap matures on December 31, 2020 and has a fixed rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark. At September 30, 2017, the one-month LIBOR rate was 1.24%.

We typically designate all interest rate swaps as cash flow hedges and, accordingly, record the change in fair value for the effective portion of these interest rate swaps in accumulated other comprehensive income rather than current period earnings until the underlying hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. For the three and nine months ended September 30, 2017 and 2016, there was no ineffectiveness. As of September 30, 2017, we expect to reclassify a gain of less than $0.1 million from accumulated other comprehensive income to earnings within the next twelve months.

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of September 30, 2017, total outstanding contract notional amounts were $18.3 million. At September 30, 2017, these outstanding balance sheet hedging derivatives had maturities of 90 days or less.

The fair value of our derivative instruments was included in our condensed consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of
		September 30, 2017	December 31, 2016
Derivative instruments designated as cash flow hedges:
Interest rate swap contract	Prepaids and other current assets	$170	$—
	Accrued liabilities	—	38
		$170	$38

Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Accrued liabilities	$65	$—

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Derivative instruments designated as cash flow hedges:
Income (loss) recognized in other comprehensive income before reclassifications	---	$8	$84	$6	$(896)
Loss reclassified from accumulated other comprehensive income to earnings for the effective portion	Interest expense	(26)	(167)	(189)	(480)
Income tax benefit	Income tax expense	11	3	65	123

Derivative instruments not designated as cash flow hedges:
Loss recognized in earnings	Other, net	$(53)	$—	$(53)	$—
Income tax benefit	Income tax expense	18	—	18	—

For additional information related to our derivatives, see Notes 3 and 10.

(5) INVENTORIES

Inventories are stated at the lower of cost and net realizable value, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	September 30, 2017	December 31, 2016
Finished goods	$53,271	$43,130
Parts and components	4,375	3,900
Total inventories	$57,646	$47,030

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				September 30, 2017	December 31, 2016
Automobiles	5	to	6	$23	$139
Leasehold improvements	4	to	20	3,426	3,388
Computer software and equipment	3	to	7	26,138	25,899
Machinery and equipment	3	to	5	14,732	13,085
Furniture and fixtures	5	to	20	2,230	2,238
Work in progress(1)	N/A			1,647	768
Total cost				48,196	45,517
Accumulated depreciation				(32,030)	(28,049)
Total property, plant and equipment, net				$16,166	$17,468

(1) Work in progress includes computer software and production tooling.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The rollforward of goodwill was as follows (in thousands):

	Direct	Retail	Total
Balance, January 1, 2016	$2,113	$58,357	$60,470
Currency exchange rate adjustment	67	3	70
Business acquisition - measurement period adjustments	—	1,348	1,348
Balance, December 31, 2016	2,180	59,708	61,888
Currency exchange rate adjustment	168	(11)	157
Balance, September 30, 2017	$2,348	$59,697	$62,045

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				September 30, 2017	December 31, 2016
Indefinite-lived trademarks	N/A			$32,052	$32,052
Definite-lived trademarks	10	to	15	2,600	2,600
Patents	8	to	24	15,187	31,487
Customer relationships	10	to	15	24,700	24,700
				74,539	90,839
Accumulated amortization - definite-lived intangible assets				(7,185)	(21,039)
Other intangible assets, net				$67,354	$69,800

Amortization expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization expense	$812	$817	$2,446	$2,738

Future amortization of definite-lived intangible assets is as follows (in thousands):

Remainder of 2017	$810
2018	3,164
2019	3,134
2020	3,108
2021	3,078
Thereafter	22,008
$35,302

(8) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	September 30, 2017	December 31, 2016
Payroll and related liabilities	$2,199	$4,579
Other	5,857	8,313
Total accrued liabilities	$8,056	$12,892

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

Changes in our product warranty obligations were as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Balance, beginning of period	$7,450	$8,545
Accruals	2,163	2,132
Payments	(3,312)	(2,857)
Balance, end of period	$6,301	$7,820

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax (in thousands) for the periods presented:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Gain on Derivative Securities (Effective Portion)	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2017	$(36)	$83	$(784)	$(737)
Current period other comprehensive income before reclassifications	22	8	371	401
Reclassification of amounts to earnings	—	15	—	15
Net other comprehensive income during period	22	23	371	416
Balance, September 30, 2017	$(14)	$106	$(413)	$(321)

	Unrealized Loss on Available-for-Sale Securities	Gain (Loss) on Derivative Securities (Effective Portion)	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$(8)	$(24)	$(1,185)	$(1,217)
Current period other comprehensive income (loss) before reclassifications	(6)	6	772	772
Reclassification of amounts to earnings	—	124	—	124
Net other comprehensive income (loss) during period	(6)	130	772	896
Balance, September 30, 2017	$(14)	$106	$(413)	$(321)

	Unrealized Gain on Available-for-Sale Securities	Gain (Loss) on Derivative Securities (Effective Portion)	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2016	$10	$(787)	$(869)	$(1,646)
Current period other comprehensive income (loss) before reclassifications	—	84	(45)	39
Reclassification of amounts to earnings	—	164	—	164
Net other comprehensive income (loss) during period	—	248	(45)	203
Balance, September 30, 2016	$10	$(539)	$(914)	$(1,443)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Loss on Derivative Securities (Effective Portion)	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, January 1, 2016	$(16)	$—	$(1,311)	$(1,327)
Current period other comprehensive income (loss) before reclassifications	26	(896)	397	(473)
Reclassification of amounts to earnings	—	357	—	357
Net other comprehensive income (loss) during period	26	(539)	397	(116)
Balance, September 30, 2016	$10	$(539)	$(914)	$(1,443)

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

As of September 30, 2017, there was $18.2 million remaining available for repurchases under the share repurchase programs.

Cumulative repurchases pursuant to the programs are as follows:

Quarter Ended	Number of Shares	Repurchased Amount	Average Price Per Share
December 31, 2016	120,996	$1,957,882	$16.18
March 31, 2017	218,515	3,426,959	15.68
September 30, 2017	86,856	1,420,934	16.36
Totals-to-Date	426,367	$6,805,775	$15.96

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares used to calculate basic income per share	30,749	31,118	30,739	31,069
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	326	267	359	271
Shares used to calculate diluted income per share	31,075	31,385	31,098	31,340

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted income per share. In the case of stock options, this is because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	7	4	8	11

(13) SEGMENT AND ENTERPRISE-WIDE INFORMATION

In accordance with FASB ASC 280, Segment Reporting, we determined that we have two operating segments - Direct and Retail. There have been no changes in our operating segments during the nine months ended September 30, 2017.

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

Following is summary information by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales:
Direct	$33,986	$33,710	$147,800	$159,884
Retail	53,505	46,223	128,393	117,939
Royalty	641	885	2,220	2,452
Consolidated net sales	$88,132	$80,818	$278,413	$280,275
Contribution:
Direct	$5,289	$2,584	$23,141	$31,253
Retail	12,118	9,164	20,427	17,225
Royalty	638	871	2,206	2,419
Consolidated contribution	$18,045	$12,619	$45,774	$50,897

Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$18,045	$12,619	$45,774	$50,897
Amounts not directly related to segments:
Operating expenses	(4,680)	(4,408)	(15,877)	(16,813)
Other expense, net	(161)	(218)	(648)	(1,336)
Income tax expense	(4,862)	(148)	(10,156)	(9,621)
Income from continuing operations	$8,342	$7,845	$19,093	$23,127

There was no material change in the allocation of assets by segment during the first nine months of 2017 and, accordingly, assets by segment are not presented.

Certain customers individually represented 10% or more of total net sales as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Customer:
Customer #1	18.5%	17.2%	13.5%	12.1%
Customer #2	13.7%	*	*	*
* Less than 10%

(14) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of September 30, 2017, we had no standby letters of credit.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of September 30, 2017, we had approximately $37.5 million in noncancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no related liabilities were recorded as of September 30, 2017.

Legal Matters
From time to time, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

Litigation and jury verdicts are, to some degree, inherently unpredictable, and although we have determined that a loss is not probable in connection with any current legal proceeding, it is reasonably possible that a loss may be incurred in connection with proceedings to which we are a party. Assessment of whether incurrence of a loss is probable, or a reasonable possibility, in connection with a particular proceeding, and estimation of the loss, or a range of loss, involves complex judgments and numerous uncertainties. Management is unable to estimate a range of reasonably possible losses related to litigation in which the damages sought are indeterminate, or the legal and factual basis for the relevant claims have not been developed with specificity. As such, zero liability is recorded as of September 30, 2017.

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

Indemnification Settlement
During the three months ended September 30, 2017, we received payment in settlement of an indemnification claim related to the December 31, 2015 purchase of Octane. The settlement totaled $1.5 million, and was related to excess royalty expense, obsolete inventory, duty on tooling equipment, and uncollectible accounts receivable. These amounts were credited to the condensed consolidated statement of operations for the third quarter of 2017 in the line items for selling and marketing and cost of sales in accordance with the accounting of the original costs.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). All references to the third quarter and first nine months of 2017 and 2016 mean the three and nine-month periods ended September 30, 2017 and 2016, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

Net sales for the first nine months of 2017 were $278.4 million, a decrease of $1.9 million, or 0.7%, as compared to net sales of $280.3 million for the first nine months of 2016. Net sales of our Direct segment decreased $12.1 million, or 7.6%, in the first nine months of 2017, compared to the first nine months of 2016, primarily due to a decline in TreadClimber® sales. Net sales of our Retail segment increased by $10.5 million, or 8.9%, in the first nine months of 2017, compared to the first nine months of 2016, reflecting increases for both traditional and e-commerce customers across multiple product categories.

Gross profit for the first nine months of 2017 was $141.4 million, or 50.8% of net sales, a decrease of $6.0 million, or 4.1%, as compared to gross profit of $147.4 million, or 52.6% of net sales, for the first nine months of 2016. The decrease in gross profit dollars was primarily due to the decrease in net sales. Gross margin percentage points decreased 1.8%, due to a shift in segment mix, reflecting an increased percentage of Retail sales, and a decline in the Direct channel margin.

Operating expenses for the first nine months of 2017 were $111.5 million, a decrease of $1.8 million, or 1.6%, as compared to operating expenses of $113.3 million for the first nine months of 2016. The decrease in operating expenses was primarily related to decreased sales and marketing expense. The decrease in sales and marketing expense was due to a retroactive financing fees rebate of $2.1 million, and a $1.0 million settlement payment received in connection with an indemnification claim.

Operating income for the first nine months of 2017 was $29.9 million, a decrease of $4.2 million, or 12.3%, as compared to operating income of $34.1 million for the first nine months of 2016. The decrease in operating income for the first nine months of 2017 compared to the first nine months of 2016 was driven primarily by the lower net sales and gross margin dollars.

Income from continuing operations was $19.1 million for the first nine months of 2017, or $0.61 per diluted share, compared to income from continuing operations of $23.1 million, or $0.74 per diluted share, for the first nine months of 2016. The effective tax rates for the first nine months of 2017 and 2016 were 34.7% and 29.4%, respectively. The 5.3% year-over-year percentage rate increase was due to the release of previously unrecognized tax benefits associated with certain non-U.S. filing positions during the third quarter of 2016.

Net income for the first nine months of 2017 was $17.8 million, compared to net income of $22.6 million for the first nine months of 2016. Net income per diluted share was $0.57 for the first nine months of 2017, compared to $0.72 for the first nine months of 2016.

Discontinued Operations

Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to the Commercial business in either the 2017 or 2016 periods, we continue to have product liability and other legal expenses associated with product previously sold into the Commercial channel.

RESULTS OF OPERATIONS

Results of operations information was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2017	2016	$	%
Net sales	$88,132	$80,818	$7,314	9.0%
Cost of sales	46,817	41,601	5,216	12.5%
Gross profit	41,315	39,217	2,098	5.3%
Operating expenses:
Selling and marketing	18,028	21,394	(3,366)	(15.7)%
General and administrative	6,305	6,177	128	2.1%
Research and development	3,617	3,435	182	5.3%
Total operating expenses	27,950	31,006	(3,056)	(9.9)%
Operating income	13,365	8,211	5,154	62.8%
Other income (expense):
Interest income	170	60	110
Interest expense	(377)	(489)	112
Other, net	46	211	(165)
Total other expense, net	(161)	(218)	57
Income from continuing operations before income taxes	13,204	7,993	5,211
Income tax expense	4,862	148	4,714
Income from continuing operations	8,342	7,845	497
Loss from discontinued operations, net of taxes	(101)	(251)	150
Net income	$8,241	$7,594	$647

	Nine Months Ended September 30,		Change
	2017	2016	$	%
Net sales	$278,413	$280,275	$(1,862)	(0.7)%
Cost of sales	136,975	132,852	4,123	3.1%
Gross profit	141,438	147,423	(5,985)	(4.1)%
Operating expenses:
Selling and marketing	79,321	81,284	(1,963)	(2.4)%
General and administrative	21,106	21,611	(505)	(2.3)%
Research and development	11,114	10,444	670	6.4%
Total operating expenses	111,541	113,339	(1,798)	(1.6)%
Operating income	29,897	34,084	(4,187)	(12.3)%
Other income (expense):
Interest income	476	182	294
Interest expense	(1,233)	(1,469)	236
Other, net	109	(49)	158
Total other expense, net	(648)	(1,336)	688
Income from continuing operations before income taxes	29,249	32,748	(3,499)
Income tax expense	10,156	9,621	535
Income from continuing operations	19,093	23,127	(4,034)
Loss from discontinued operations, net of taxes	(1,270)	(559)	(711)
Net income	$17,823	$22,568	$(4,745)

Results of operations information by segment was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2017	2016	$	%
Net sales:
Direct	$33,986	$33,710	$276	0.8%
Retail	53,505	46,223	7,282	15.8%
Royalty	641	885	(244)	(27.6)%
	$88,132	$80,818	$7,314	9.0%
Cost of sales:
Direct	$12,401	$11,579	$822	7.1%
Retail	34,413	30,008	4,405	14.7%
Royalty	3	14	(11)	(78.6)%
	$46,817	$41,601	$5,216	12.5%
Gross profit:
Direct	$21,585	$22,131	$(546)	(2.5)%
Retail	19,092	16,215	2,877	17.7%
Royalty	638	871	(233)	(26.8)%
	$41,315	$39,217	$2,098	5.3%
Gross margin:
Direct	63.5%	65.7%	(220)	basis points
Retail	35.7%	35.1%	60	basis points

	Nine Months Ended September 30,		Change
	2017	2016	$	%
Net sales:
Direct	$147,800	$159,884	$(12,084)	(7.6)%
Retail	128,393	117,939	10,454	8.9%
Royalty	2,220	2,452	(232)	(9.5)%
	$278,413	$280,275	$(1,862)	(0.7)%
Cost of sales:
Direct	$52,525	$53,732	$(1,207)	(2.2)%
Retail	84,436	79,087	5,349	6.8%
Royalty	14	33	(19)	(57.6)%
	$136,975	$132,852	$4,123	3.1%
Gross profit:
Direct	$95,275	$106,152	$(10,877)	(10.2)%
Retail	43,957	38,852	5,105	13.1%
Royalty	2,206	2,419	(213)	(8.8)%
	$141,438	$147,423	$(5,985)	(4.1)%
Gross margin:
Direct	64.5%	66.4%	(190)	basis points
Retail	34.2%	32.9%	130	basis points

The following table compares the net sales of our major product lines within each business segment (dollars in thousands):

	Three Months Ended September 30,		Change
	2017	2016	$	%
Direct net sales:
Cardio products(1)	$30,087	$30,548	$(461)	(1.5)%
Strength products(2)	3,899	3,162	737	23.3%
	33,986	33,710	276	0.8%
Retail net sales:
Cardio products(1)	39,389	33,280	6,109	18.4%
Strength products(2)	14,116	12,943	1,173	9.1%
	53,505	46,223	7,282	15.8%

Royalty	641	885	(244)	(27.6)%
	$88,132	$80,818	$7,314	9.0%

	Nine Months Ended September 30,		Change
	2017	2016	$	%
Direct net sales:
Cardio products(1)	$133,421	$149,074	$(15,653)	(10.5)%
Strength products(2)	14,379	10,810	3,569	33.0%
	147,800	159,884	(12,084)	(7.6)%
Retail net sales:
Cardio products(1)	96,249	86,739	9,510	11.0%
Strength products(2)	32,144	31,200	944	3.0%
	128,393	117,939	10,454	8.9%

Royalty	2,220	2,452	(232)	(9.5)%
	$278,413	$280,275	$(1,862)	(0.7)%

(1) Cardio products include: Max Trainer®, TreadClimber®, HVT™, Zero Runner®, treadmills, exercise bikes and ellipticals.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights and accessories.

Direct

Direct net sales increased 0.8% for the three month period ended September 30, 2017 compared to the same period of 2016 as new products, including the Bowflex HVTTM, offset a decline in TreadClimber® sales. For the nine months ended September 30, 2017, Direct net sales decreased 7.6% compared to the same period of 2016 due to a decline in TreadClimber® sales, partially offset by a 33.0% increase in strength product sales.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the third quarter of 2017 were 53.7%, compared to 47.9% in the same period of 2016. We continue to experience improved credit approval rates due to our media strategy, which focuses on generation of responses from consumers with relatively high credit quality. Additionally, our Tier 1 credit provider has noted strong performance from our account portfolio, and, due to that credit profile, has progressively expanded its approval standards. We remain focused on maintaining a healthy payment balance between cash and financed purchases.

The $0.8 million increase in cost of sales of our Direct business for the three month period ended September 30, 2017 compared to the same period of 2016 was due to the higher volume of sales. The $1.2 million decrease in cost of sales of our Direct business for the nine months ended September 30, 2017 compared to the same period of 2016 was due to lower net sales.

For the three and nine month periods ended September 30, 2017, Direct gross margins decreased 220 and 190 basis points, respectively, as compared to the same periods of 2016 primarily due to unfavorable product mix and higher discounting for older products.

Retail

Retail net sales increased 15.8% and 8.9% for the three and nine month periods ended September 30, 2017 compared to the same periods of 2016. The increases in both periods reflected growth in traditional and e-commerce customers across multiple product categories.

The increases in cost of sales of our Retail business for the three and nine month periods ended September 30, 2017 compared to the same periods of 2016 were primarily related to the increases in Retail net sales as discussed above.

For the three and nine month periods ended September 30, 2017, Retail gross margin increased by 60 and 130 basis points, respectively, compared to the same periods of 2016 due to favorable absorption of fixed costs over the increased sales volume and the one-time settlement of an indemnification claim.

Selling and Marketing

Dollars in thousands	Three Months Ended September 30,		Change
	2017	2016	$	%
Selling and marketing	$18,028	$21,394	$(3,366)	(15.7)%
As % of net sales	20.5%	26.5%

Dollars in thousands	Nine Months Ended September 30,		Change
	2017	2016	$	%
Selling and marketing	$79,321	$81,284	$(1,963)	(2.4)%
As % of net sales	28.5%	29.0%

The $3.4 million decrease in selling and marketing expense in the three month period ended September 30, 2017 compared to the same period of 2016 was due to lower variable selling expenses of $2.6 million, primarily related to lower financing fees reflecting a retroactive contract adjustment of $2.1 million and receipt of a one-time settlement payment of $1.0 million for an indemnification claim.

The $2.0 million decrease in selling and marketing expense in the nine month period ended September 30, 2017 as compared to the same period of 2016 was related to a $4.7 million decrease in variable selling costs, including the factors noted above, and lower marketing program costs of $1.0 million, offset by increases of $2.9 million in media advertising and $0.8 million in photo and video production costs.

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows:

Dollars in thousands	Three Months Ended September 30,		Change
	2017	2016	$	%
Media advertising	$11,114	$10,790	$324	3.0%

Dollars in thousands	Nine Months Ended September 30,		Change
	2017	2016	$	%
Media advertising	$43,704	$40,804	$2,900	7.1%

The increases in media advertising in the three and nine month periods ended September 30, 2017 compared to the same periods of 2016 reflected lower response rates that drove the increased investments in advertising.

General and Administrative

Dollars in thousands	Three Months Ended September 30,		Change
	2017	2016	$	%
General and administrative	$6,305	$6,177	$128	2.1%
As % of net sales	7.2%	7.6%

Dollars in thousands	Nine Months Ended September 30,		Change
	2017	2016	$	%
General and administrative	$21,106	$21,611	$(505)	(2.3)%
As % of net sales	7.6%	7.7%

The increase in general and administrative for the three months ended September 30, 2017 compared to the same period of 2016 was primarily due to higher legal expenses of $0.4 million, offset by $0.4 million lower integration costs and administrative cost savings related to Octane incurred in the same comparative period.

The decrease in general and administrative for the nine months ended September 30, 2017 compared to the same period of 2016 was primarily due to $0.8 million savings related to lower integration costs and administrative cost savings related to Octane, and lower employee incentives and compensation costs of $0.9 million. These costs were partially offset by higher litigation-related expenses of $1.3 million for the same comparative period.

Research and Development

Dollars in thousands	Three Months Ended September 30,		Change
	2017	2016	$	%
Research and development	$3,617	$3,435	$182	5.3%
As % of net sales	4.1%	4.3%

Dollars in thousands	Nine Months Ended September 30,		Change
	2017	2016	$	%
Research and development	$11,114	$10,444	$670	6.4%
As % of net sales	4.0%	3.7%

The increases in research and development in the three and nine month periods ended September 30, 2017 compared to the same periods of 2016 were primarily due to our investment in additional engineering and product development headcount as we continue to supplement our new product development resources required to innovate and broaden our product portfolio.

Interest Expense
Interest expense of $0.4 million and $1.2 million for the three and nine month periods ended September 30, 2017 decreased $0.1 million and $0.2 million, respectively, compared to the same periods of 2016. The decreases were due to reductions in principal balance on our term loan.

Other, Net
Other, net relates to the effect of exchange rate fluctuations between the U.S. and our foreign subsidiaries, primarily Canada, China and Europe.

Income Tax Expense

Dollars in thousands	Three Months Ended September 30,		Change
	2017	2016	$	%
Income tax expense	$4,862	$148	$4,714	*
Effective tax rate	36.8%	1.9%

Dollars in thousands	Nine Months Ended September 30,		Change
	2017	2016	$	%
Income tax expense	$10,156	$9,621	$535	5.6%
Effective tax rate	34.7%	29.4%

* Not meaningful.

Income tax expense and effective tax rates from continuing operations for the three and nine month periods ended September 30, 2017 was primarily related to our profitable U.S and foreign operations. The reduced effective tax rates from continuing operations for the three and nine month periods ended September 30, 2016 were primarily due to the release of, on a non-recurring basis, previously unrecognized tax benefits associated with certain non-U.S. filing positions. These resulted from completion of the deregistration process of a certain foreign entity. In addition, the effective tax rate for the nine months ended September 30, 2017 included $0.7 million of excess tax benefits related to stock-based compensation recognized as a current period benefit through the statement of operations, resulting from the adoption of ASU 2016-09 in January 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, we had $77.8 million of cash and investments compared to $79.6 million as of December 31, 2016. Cash provided by operating activities was $16.7 million for the nine months ended September 30, 2017, compared to $14.9 million for the nine months ended September 30, 2016. We expect our cash, cash equivalents and available-for-sale securities at September 30, 2017, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from September 30, 2017.

The increase in cash flows from operating activities for the nine months ended September 30, 2017 as compared to the same period of 2016 was primarily due to the changes in our operating assets and liabilities as discussed below, partially offset by the decline in operating performance.

Trade receivables decreased $6.9 million to $38.5 million as of September 30, 2017, compared to $45.5 million as of December 31, 2016, due to seasonally lower net sales to specialty retail and commercial customers. Trade receivables as of September 30, 2017 compared to September 30, 2016 increased $7.3 million due to the increase in Retail net sales.

Inventories increased $10.6 million to $57.6 million as of September 30, 2017, compared to $47.0 million as of December 31, 2016 due to seasonal preparations for the fourth quarter. Inventories as of September 30, 2017 compared to September 30, 2016 increased by $8.4 million due to increased in-transit inventory.

Trade payables decreased $3.9 million to $62.1 million as of September 30, 2017, compared to $66.0 million as of December 31, 2016, due to seasonality of the business. Trade payables as of September 30, 2017 compared to September 30, 2016 increased $17.4 million. The higher amount outstanding as of September 30, 2017 was due to the increased inventory.

Accrued liabilities decreased $4.8 million to $8.1 million as of September 30, 2017, compared to $12.9 million as of December 31, 2016, due to payout of accrued incentive compensation during the first quarter of 2017 and settlement of a royalty dispute in the second quarter of 2017.

Cash used in investing activities of $18.2 million for the first nine months of 2017 was primarily related to net purchases of marketable securities of $15.4 million. In addition, $2.7 million was used for capital expenditures primarily related to production equipment tooling and implementation of new software systems. We anticipate spending between $4.5 million and $5.5 million in 2017 for product tooling, computer equipment and software, and production equipment.

Cash used in financing activities of $17.0 million for the first nine months of 2017 was primarily related to principal repayments on our term loan of $12.0 million and share repurchases of $4.8 million.

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

The interest rate applicable to the term loan, as well as each advance under the revolving line of credit, is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. As of September 30, 2017, our borrowing rate for both the term loan and line of credit advances was 2.49%.

As of September 30, 2017, the balance on our term loan was $52.0 million, and we had no outstanding borrowings under the line of credit. As of September 30, 2017, we were in compliance with the financial covenants of the Credit Agreement and $20.0 million was available for borrowing under the line of credit.

As of September 30, 2017, we had a $52.0 million receive-variable, pay-fixed interest rate swap outstanding with Chase Bank. The interest rate swap amortizes monthly in line with the outstanding principal balance on our term loan and is classified as a cash flow hedge. The swap matures on December 31, 2020 and has a fixed rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark. At September 30, 2017, the one-month LIBOR rate was 1.24%.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no liabilities were recorded at September 30, 2017.

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

For the nine months ended September 30, 2017, we had repurchased a total of 305,371 shares for $4.8 million. As of September 30, 2017, there was $18.2 million remaining available for repurchases under the share repurchase programs.

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

Interest Rate and Foreign Exchange Risk
Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents, marketable securities, derivative assets and variable-rate debt obligations. As of September 30, 2017, we had cash equivalents of $8.8 million held in a combination of money market funds and commercial paper, and marketable securities of $47.3 million, held in a combination of certificates of deposit, commercial paper, corporate bonds, and U.S. government bonds. Our cash equivalents mature within three months or less from the date of purchase. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. We have classified our marketable securities as available-for-sale and, therefore, we may choose to sell or hold them as changes in the market occur. Because of the short-term nature of the instruments in our portfolio, a decline in interest rates would reduce our interest income over time, and an increase in interest rates may negatively affect the market price or liquidity of certain securities within the portfolio.

Our negotiated credit facilities generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of September 30, 2017, the outstanding balances on our credit facilities totaled $52.0 million.

As of September 30, 2017, we had a $52.0 million receive-variable, pay-fixed interest rate swap outstanding with Chase Bank, which amortizes monthly in line with the outstanding principal balance on our term loan. The swap is classified as a cash flow hedge and effectively fixes the interest rate on our variable-rate term loan. The interest rate swap matures on December 31, 2020 and has a fixed interest rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark, which was 1.24% at September 30, 2017.

The fair value of our interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. The amounts related to our cash flow hedge are recorded as deferred gains or losses in our consolidated balance sheets with the offset recorded in accumulated other comprehensive income, net of tax. At September 30, 2017, the fair value of our interest rate swap agreement was an asset of $0.2 million. The estimated amount expected to be reclassified into earnings within the next twelve months was less than $0.1 million at September 30, 2017.

We enter into foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. Total notional amounts outstanding at September 30, 2017 were $18.3 million.

A hypothetical 10% increase in interest rates, or a 10% movement in the currencies underlying our foreign currency derivative positions, would not have material impacts on our results of operations, financial position or cash flows. We do not enter into derivative instruments for any purpose other than to manage our interest rate or foreign currency exposure. That is, we do not engage in interest rate or currency exchange rate speculation using derivative instruments.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, our management, including the Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting

We are implementing an enterprise resource planning ("ERP") system and complementary systems that support our Retail operations related to Octane. During the third quarter of 2017, the technical design was completed and development of features of the ERP and complementary systems were in progress. We expect to continue developing and deploying these features during the fourth quarter of 2017 with full implementation planned to be completed in the second quarter of 2018. As each phase of the implementation occurs, we are taking steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate these controls for effectiveness.

There were no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of our equity securities during the third quarter ended September 30, 2017:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1),(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1),(2)
July 1 - July 31	—	$—	—	$19,615,159
August 1 - August 31	86,856	16.36	86,856	18,194,225
September 1 - September 30	—	—	—	18,194,225
Total	86,856	$16.36	86,856	$18,194,225

(1) On May 4, 2016, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding common stock from time to time through May 4, 2018.
(2) On April 25, 2017, our Board of Directors authorized the repurchase of an additional $15.0 million of our outstanding common stock from time to time through April 25, 2019.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.
(Registrant)

November 2, 2017	By:	/S/ Bruce M. Cazenave
Date		Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.
(Registrant)

November 2, 2017	By:	/S/ Sidharth Nayar
Date		Sidharth Nayar
Chief Financial Officer (Principal Financial and Accounting Officer)