Form 10-K
period 2017-12-31
NAUTILUS, INC.
filed 2018-03-06
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Large accelerated filer  [ ]            Accelerated filer  [x]        Non-accelerated filer  [ ]            Smaller reporting company  [ ]
(do not check if a smaller reporting company)    Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [ ]    No  [x]
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price ($18.90) as reported on the New York Stock Exchange as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2017) was $567,409,298.
The number of shares outstanding of the registrant's common stock as of February 28, 2018 was 30,327,978 shares.
Documents Incorporated by Reference
The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2018 Annual Meeting of Shareholders.

NAUTILUS, INC.
2017 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. The forward-looking statements in this report include, without limitation: our prospects, resources or capabilities; current or future financial trends; anticipated future operating results; future plans for introduction of new products; anticipated demand for our new and existing products; maintenance of appropriate inventory levels; growth in revenues and profits; leverage of operating expenses; future revenues from licenses of our intellectual property; results of increased media investment in the Direct segment; continued improvement in operating margins; expectations for increased research and development expenses; anticipated capital expenditures; fluctuations in net sales due to seasonality; and our ability to continue to fund our operating and capital needs for the following twelve-month period. Forward-looking statements also include any statements related to our expectations regarding future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, expenses and gross margins, profits or losses, losses from discontinued operations, settlements of warranty obligations, the anticipated outcome of litigation to which we are a party, new product introductions, financing and working capital requirements and resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part I, Item 1A of this report and in other reports we file with the Securities and Exchange Commission. We do not undertake any duty to update forward-looking statements after the date they are made or conform them to actual results or to changes in circumstances or expectations.

Item 1. Business

OVERVIEW

Founded in 1986, Nautilus, Inc. and subsidiaries (collectively, "Nautilus" or the "Company") is a consumer fitness products company headquartered in Vancouver, Washington and incorporated in the State of Washington in January 1993. We are committed to providing innovative, quality solutions to help people achieve their fitness goals through a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products and related accessories for consumer and commercial use, primarily in the U.S. and Canada, but also in international markets outside North America. Our products are sold under some of the most-recognized brand names in the fitness industry: Nautilus®, Bowflex®, Octane Fitness®, Schwinn® and Universal®.

We market our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments. Our Direct business offers products directly to consumers through television advertising, the Internet and catalogs. Our Retail business offers our products through a network of independent companies to reach consumers in both the home use, as well as commercial use, markets in the U.S. and internationally. We also derive a portion of our revenue from the licensing of our brands and intellectual property.

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

Our strategies incorporate the individual characteristics of our Direct and Retail businesses. Our Direct business focuses on: (i) the development of, or acquisition of rights to, unique, branded products; (ii) the application of creative, cost-effective ways to communicate the benefits of their use; and (iii) making various payment options available to our customers. We are particularly attentive to Direct business metrics that provide feedback regarding the effectiveness of our media marketing programs and attractiveness of third-party consumer financing programs.

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

•
Our Bowflex® brand represents a highly-regarded line of fitness equipment comprised of both cardio and strength products, including the Max Trainer®, TreadClimber® , and HVT® specialized cardio machines, PowerRod® and Revolution® home gyms and SelectTech® dumbbells.

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

We generally differentiate the product models offered in our Direct and Retail sales channels. Currently, our Max Trainer®, TreadClimber®, and HVT® product lines are offered for sale primarily through our Direct sales channel.

Approximately 84% of our revenue in 2017 was derived from sales of consumer cardio products. While we continue to be a leader in the consumer strength product category, we believe the much larger market for cardio products offers us greater opportunity for growth.

BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

We conduct our business in two segments, Direct and Retail. For further information regarding our segments and geographic information, see Note 20, Segment and Enterprise-Wide Information, to our consolidated financial statements in Part II, Item 8 of this report.

SALES AND MARKETING

Direct
In our Direct business, we market and sell our products, principally Bowflex® cardio and strength products, directly to consumers. While we are, and plan to continue to be, a large direct marketer of strength products in the U.S., our advertising emphasis has shifted toward cardio products, especially the Max Trainer® and HVT®, as cardio products represent the largest component of the fitness equipment market and a majority of our business. Sales of cardio products represented 90% of our Direct channel revenues in 2017, compared to 93% in each of the two years 2016 and 2015, respectively.

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

In order to facilitate consumer sales, we partner with several third-party credit providers. Credit approval rates are an important variable in the number of Direct products we sell in a given period. Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers increased to 54% in 2017 from 51% in 2016 and 48% in 2015. The year-over-year boost in approval rates for 2017 compared to 2016, and 2016 compared to 2015, was due to expansion of credit approval standards, primarily by our Tier 1 third-party credit provider. We believe our marketing and media strategy, which has attracted customers with higher credit scores, has also contributed to the increase in approval rates.

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

Our research and development expenses were $15.4 million, $13.9 million and $9.9 million in 2017, 2016 and 2015, respectively, as we increased our investment in new product development resources and capabilities. We expect our research and development expenses to increase in 2018 as we continue to supplement our investment in new product development, technology initiatives, and engineering capabilities.

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

MERCHANDISE SOURCING

All of our products are produced by third-party manufacturers, and, in 2017, our manufacturing partners were primarily located in Asia. Although multiple factories bid on and are able to produce most of our products, we typically select one factory to be the primary supplier of any given product. Lead times for inventory purchases from our Asian suppliers, from order placement to receipt of goods, generally range from approximately two to three months, of which transit time represents three-to-four weeks. The length of our lead times requires us to place advance manufacturing orders based on management forecasts of future demand for our products. We attempt to compensate for our long replenishment lead times by maintaining adequate levels of inventory at our warehousing facilities.

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

In our Direct business we strive to maintain inventory levels that will allow us to ship our products shortly after receiving a customer's order. We use common carriers for substantially all of our merchandise shipments to Direct customers.

In our Retail business we manage our inventory levels to accommodate anticipated seasonal changes in demand. Generally, we maintain higher inventory levels at the end of the third and fourth quarters to satisfy relatively higher consumer demand in the fourth and first quarters of each year. Many of our Retail customers place orders well in advance of peak periods of consumer demand to ensure an adequate supply for the anticipated selling season.

In 2017, approximately 58% of our Retail customers' orders were shipped by our contract manufacturers in Asia directly to our Retail customers locations, typically in container loads. The use of such direct shipments allows us to maintain lower levels of inventory in our warehouses, resulting in lower storage, handling, freight, insurance and other costs, with much of the savings being passed on to our customers. We use various commercial truck lines for our merchandise shipments to Retail customers.

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

Our principal competitors include: ICON Health & Fitness, Johnson Health Tech, Peloton, Beach Body, American Telecast, Life Fitness, and Precor. We also compete with marketers of mobile device applications focused on fitness training and coaching on both iOS® and Android™ platforms, such as Workout: Gym exercise planner and NIKE® Training Club. Additional marketers of competitive products include the following: activity trackers and content-driven physical activity products, such as Garmin vivofit® and Fitbit®; computer-based recreation products, such as the Microsoft Xbox®; weight management companies, such as Weight Watchers; group fitness, such as cross-fit classes; and gym memberships, each of which offers alternative solutions for a fit and healthy lifestyle.

EMPLOYEES

As of February 28, 2018, we had approximately 491 employees, substantially all of whom were full-time. None of our employees are subject to collective bargaining agreements. We have not experienced a material interruption of our operations due to labor disputes.

INTELLECTUAL PROPERTY

Trademarks, patents and other forms of intellectual property are vital to the success of our business and are an essential factor in maintaining our competitive position in the health and fitness industry.

Trademarks
We own many trademarks, including Nautilus®, Bowflex®, Max Trainer®, TreadClimber®, HVT®, Power Rod®, Bowflex Revolution®, SelectTech®, Octane Fitness®, LateralX®, xRide®, Zero Runner®, Airdyne®, and Universal®. Nautilus is the exclusive licensee under the Schwinn® mark for indoor fitness products. We believe that having distinctive trademarks that are readily identifiable by consumers is an important factor in creating a market for our products, maintaining a strong company identity and developing brand loyalty among our customers. In addition, we have granted licenses to a third party to use the Nautilus, Schwinn and TreadClimber trademarks on commercial fitness products, for which we receive royalty income and expanded consumer awareness of our brands.

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

We own or license patents and design registrations covering a variety of technologies, some of which are utilized in our selectorized dumbbells, treadmills, exercise bikes, and elliptical machines. Patent and design protection for these technologies, which are utilized in products sold in both the Direct and Retail segments, extends as far as 2034.

We maintain a portfolio of patents related to our TreadClimber® specialized cardio machines, which are sold primarily in our Direct segment. The portfolio includes approximately 23 issued U.S. patents. U.S. patents covering elements of our TreadClimber® products have expiration dates ranging from 2021 to 2027. Expiration or invalidity of patents within our TreadClimber® portfolio could trigger the introduction of similar products by our competitors. Although we view each of the patents within our portfolio as valuable, we do not view any single patent as critical to our success or ability to differentiate our TreadClimber® products from similar products that may be introduced by competitors in the future. We regularly monitor commercial activity in our industry to guard against potential infringement. We protect our proprietary rights and take prompt, reasonable actions to prevent counterfeit products and other infringement on our intellectual property.

We maintain a portfolio of patents and patent applications related to our MaxTrainer® specialized cardio machines, which are sold primarily in our Direct segment. The portfolio includes issued patents with expiration dates ranging from 2024 to 2034, and additional pending patent applications.

Nautilus is also the licensee of patents related to the Bowflex Revolution® home gyms. These patents have expiration dates ranging from 2018 to 2025. Through its Octane Fitness subsidiary, Nautilus owns and licenses certain patents related to Octane's LateralX®, xRide® and Zero Runner® products. These patents have expiration dates ranging from 2018 to 2034.

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

Our customer order backlog as of December 31, 2017 and 2016 was approximately $6.0 million and $4.9 million, respectively.

SIGNIFICANT CUSTOMERS

In 2017, 2016 and 2015, Amazon.com accounted for 11.9%, 11.3% and 11.1%, respectively, of our net sales.

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

AVAILABLE INFORMATION

Our common stock is listed on the New York Stock Exchange and trades under the symbol “NLS.” Our principal executive offices are located at 17750 SE 6th Way, Vancouver, Washington 98683, and our telephone number is (360) 859-2900. The Internet address of our corporate website is http://www.nautilusinc.com. We maintain an investor relations page on our corporate website accessible at http://www.nautilusinc.com/investors.

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

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, and other information as filed with the SEC, available free of charge on the investor relations page of our corporate website. In addition to our SEC filings, we also webcast our earnings calls and certain events we participate in with members of the investment community on our investor relations page. Further, we use our investor relations page to make presentations and other materials regarding our business and financial performance available, along with our Code of Business Conduct and Ethics, corporate governance policies, and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

We derive a significant portion of our revenue from a small number of Retail customers. A Retail customer or any of our retail partners may in the future experience difficulties in their businesses that could prompt store closures or reorganizations. A loss of business from one or more of these large customers, if not replaced with new business, could negatively affect our operating results and cash flows.

A decline in sales of Max Trainer® products without a corresponding increase in sales of other products would negatively affect our future revenues and operating results.

Sales of cardio products, especially Max Trainer® products, represent a substantial portion of our Direct segment revenues. Our products are sold in highly competitive markets with limited barriers to entry. Introduction by competitors of comparable products at lower price-points, a maturing product lifecycle or other factors could result in a decline in our revenues derived from this product line. A significant decline in our revenue from this product line would have a material adverse effect on our operating results, financial position and cash flows.

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

Future impairments of intangible assets could negatively impact our operating results.

As of December 31, 2017, we had goodwill of $62.0 million and other intangible assets of $57.7 million, net of an $8.8 million impairment charge related to the Octane Fitness brand name. Any future impairment charges, if significant, could materially and adversely affect our operating results. An unexpected decline in revenue, changes in market conditions, changes in competitive products or technologies or a change in management's intentions regarding utilization of intangible assets could lead to future impairment charges.

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

Various international and U.S. federal, state and local governmental authorities, including the Federal Trade Commission, the Consumer Product Safety Commission, and the Consumer Financial Protection Bureau, regulate our product and marketing efforts. Our revenue and profitability could be significantly harmed if any of these authorities commence a regulatory enforcement action that interrupts our marketing efforts, results in a product recall or negative publicity, or requires changes in product design or marketing materials.

Substantially higher advertising rates or a significant decline in availability of media time may hinder our ability to effectively market our products and may reduce profitability.

We depend on television and other media advertising to market certain products sold directly to consumers. Consequently, a marked increase in the price we must pay for our preferred media time, or a reduction in its availability, may adversely impact our financial performance.

We may be unable to adapt to significant changes in media consumption habits and media coverage of current events may compete for consumer attention, which could diminish the effectiveness or efficiency of our advertising.

New television technologies and services, such as video-on-demand, digital video recorders and Internet streaming services are changing traditional patterns of television viewing. Additionally, consumer attention is increasingly fragmented across a variety of games, apps, the Internet and other digital media, the balance of which may shift at any time in response to media coverage of current events and the advancement of new technologies. We believe that consumer attention to media coverage of major events, such as the Olympics and the U.S. presidential election, have, in the past, impacted the effectiveness of our media advertising. Future events that draw significant media coverage may similarly impact our ability to engage consumers with our media advertising. If we are unable to successfully adapt our media strategies to new television viewing and media consumption habits, or if consumer attention is focused on other events, the effectiveness and efficiency of our media placements could be adversely affected, and our operating results may be negatively impacted.

Our revenues could decline due to changes in credit markets and decisions made by credit providers.

Historically, a significant portion of our Direct sales have been financed for our customers under various programs offered by third-party consumer credit financing sources. Reductions in consumer lending and the availability of consumer credit could limit the number of customers with the financial means to purchase our products. Higher interest rates could increase monthly payments for consumer products financed through one of our financing partners or through other sources of consumer financing. In the past, we have partnered with financial service companies to assist our customers in obtaining financing to purchase our products. Our present agreements with our third-party consumer credit financing providers enable certain customers to obtain financing if they qualify for the provider's private label revolving credit card. We cannot be assured that our third-party financing providers will continue to provide consumers with access to credit or that credit limits under such arrangements will not be reduced. Such restrictions or reductions in the availability of consumer credit could have a material adverse impact on our results of operations, financial position and cash flows.

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

All of our products are produced by third-party manufacturers, substantially all of which are located in Asia, primarily in China and Taiwan. Additionally, we make significant sales to customers worldwide, in particular to customers in Canada. Most of our imported products are subject to duties or tariffs that affect the cost and quantity of various types of goods imported into the U.S. or our other markets. The current U.S. presidential administration has indicated that it may seek changes to or withdraw the United States from various international treaties and trade arrangements. Uncertainty regarding policies affecting global trade may make it difficult for our management to accurately forecast our business, and increases in the duties, tariffs and other charges imposed on our products by the United States or other countries in which on our products are manufactured or sold, or other restraints on international trade, could negatively affect our business and the results of our operations.

Our inventory purchases are subject to long lead times, which could negatively impact our revenue, cash flows and liquidity.

All of our products are produced by third-party manufacturers, substantially all of which are located in Asia, primarily China and Taiwan. Lead times for inventory purchases from our Asian suppliers, from order placement to receipt of goods, generally range from approximately two to three months, of which transit time represents three to four weeks. The length of our lead times requires us to place advance manufacturing orders based on management forecasts of future demand for our products. Due to the length of our lead times, our revenue and cash flows may be negatively impacted if we do not have sufficient inventory on hand to meet customer demand for such items. In addition, our liquidity and cash flows may be negatively affected, and inventory obsolescence may increase, if the quantity of products we order exceeds customer demand for such items.

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

Sales of cardio products, especially Max Trainer® products, represent a substantial portion of our Direct segment revenues. Introduction by competitors of comparable products, a maturing product lifecycle or other factors could result in a decline in our revenues derived from this product line. A significant decline in our revenue from this product line, without offsetting sales gains, would have a material adverse effect on our operating results, financial position and cash flows.

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

Trademark infringement, patent infringement or other intellectual property claims relating to our products could increase our costs.

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

From time to time, we may be a defendant in lawsuits and regulatory actions relating to our business or the former operations of our discontinued Commercial business segment. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse effect on our business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management's attention from our operations and may result in substantial legal costs.

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

Following is a summary of each of our properties as of December 31, 2017:

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

Item 3. Legal Proceedings

From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

As of the date of filing of this Annual Report on Form 10-K, we were not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock
Our common stock is listed on the New York Stock Exchange (the “NYSE”) and trades under the symbol “NLS.” As of February 28, 2018, there were 45 holders of record of our common stock and approximately 11,800 beneficial shareholders. The following table sets forth the high and low sales prices of our common stock for each period presented:

	High	Low
2017
Quarter 1	$19.55	$14.80
Quarter 2	$19.55	$16.80
Quarter 3	$19.05	$16.05
Quarter 4	$17.25	$12.40
2016
Quarter 1	$21.04	$16.80
Quarter 2	$21.10	$16.80
Quarter 3	$24.99	$17.68
Quarter 4	$22.59	$15.65

We did not pay any dividends on our common stock in 2017 or 2016. Payment of any future dividends, in accordance with our borrowing arrangements, is at the discretion of our Board of Directors, which considers various factors such as our financial condition, operating results, current and anticipated cash needs and future expansion plans.

Equity Compensation Plans
See Part III, Item 12 for equity compensation plan information.

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of our equity securities during the fourth quarter ended December 31, 2017. See Note 17 of Notes to Consolidated Financial Statements for information regarding our public share repurchase programs.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1),(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1),(2)
October 1 - October 31	45,983	$13.22	45,983	$17,586,541
November 1 - November 30	437,062	12.81	437,062	11,987,135
December 1 - December 31	—	—	—	11,987,135
Total	483,045	$12.85	483,045	$11,987,135

(1)  On May 4, 2016, our Board of Directors authorized the repurchase up to $10.0 million of our outstanding common stock from time to time through May 4, 2018. As of November 2017, the stock repurchases under this program were completed in full and the program expired.

(2) On April 25, 2017, our Board of Directors authorized a $15.0 million repurchase of our outstanding common stock from time to time through April 25, 2019.

Stock Performance Graph
The graph below compares the cumulative total stockholder return of our common stock with the cumulative total return of the NYSE Composite Index and the S&P SmallCap 600 index for the period commencing December 31, 2012 and ending on December 31, 2017. The S&P SmallCap 600 was chosen because we do not believe we can reasonably identify an industry index or specific peer issuer that would offer a meaningful comparison. The S&P SmallCap 600 represents a broad-based index of companies with similar market capitalization.

The graph assumes $100 was invested, on December 31, 2012, in our common stock and each index presented. The comparisons in the table below are not intended to forecast or be indicative of future performance of our common stock.

$600
$500
$400
$300
$200
$100
$-
NLS
NYSE Composite
S&P SmallCap 600

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
NLS	$100.00	$240.17	$432.48	$476.35	$527.07	$380.34
NYSE Composite	$100.00	$123.18	$128.37	$120.13	$130.95	$158.52
S&P SmallCap 600	$100.00	$139.65	$145.85	$140.95	$175.83	$196.46

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in connection with our audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statements of operations data for fiscal years 2017, 2016 and 2015, and the selected consolidated balance sheets data as of December 31, 2017 and 2016 are derived from, and are qualified by reference to, the audited consolidated financial statements which are included in this Form 10-K. The consolidated statements of operations data for fiscal 2014 and 2013 and the consolidated balance sheets data as of December 31, 2015, 2014 and 2013 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	For the Year Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data
Net sales	$406,184	$406,039	$335,764	$274,447	$218,803
Cost of sales	202,302	194,514	162,530	133,872	112,326
Gross profit	203,882	211,525	173,234	140,575	106,477

Operating expenses:
Selling and marketing	116,222	115,437	101,618	81,059	66,486
General and administrative	27,111	28,775	21,441	22,131	18,705
Research and development	15,446	13,919	9,904	7,231	5,562
Asset impairment charge(1)	8,800	—	—	—	—
Total operating expenses	167,579	158,131	132,963	110,421	90,753

Operating income	36,303	53,394	40,271	30,154	15,724

Other income (expense):
Interest income	653	234	218	63	14
Interest expense	(1,552)	(1,928)	(22)	(25)	(36)
Other, net	301	(119)	(445)	32	337
Total other income (expense)	(598)	(1,813)	(249)	70	315

Income from continuing operations before income taxes	35,705	51,581	40,022	30,224	16,039
Income tax expense (benefit)(2),(3)	8,080	16,480	13,219	9,841	(32,085)
Income from continuing operations	27,625	35,101	26,803	20,383	48,124
Loss from discontinued operations	(1,358)	(923)	(201)	(1,588)	(170)
Net income	$26,267	$34,178	$26,602	$18,795	$47,954

Basic income per share from continuing operations	$0.90	$1.13	$0.86	$0.65	$1.55
Basic loss per share from discontinued operations	(0.04)	(0.03)	(0.01)	(0.05)	(0.01)
Basic net income per share	$0.86	$1.10	$0.85	$0.60	$1.54

Diluted income per share from continuing operations	$0.89	$1.12	$0.85	$0.64	$1.53
Diluted loss per share from discontinued operations	(0.04)	(0.03)	(0.01)	(0.05)	(0.01)
Diluted net income per share	$0.85	$1.09	$0.84	$0.59	$1.52

Shares used in per share calculations:
Basic	30,671	31,032	31,288	31,253	31,072
Diluted	31,010	31,301	31,589	31,688	31,457

	As of December 31,
Consolidated Balance Sheets Data	2017	2016	2015	2014	2013
Cash and investments(4)	$85,196	$79,617	$60,776	$72,190	$40,979
Working capital(4)	91,118	84,951	69,373	83,080	45,662
Total assets	324,776	333,066	315,912	175,654	143,567
Long-term note payable, net of current portion(5)	31,986	47,979	63,971	—	—
Other long-term liabilities	16,227	25,825	29,432	4,911	4,077
Total shareholders' equity	179,189	160,857	126,991	111,072	91,565

(1)	Asset impairment charge in 2017 related to the Octane Fitness brand name. See Notes 1, 4, 10, and 22 of notes to consolidated financial statements for additional information.

(2)
Income tax expense in 2017 includes a $5.6 million benefit related to the change in U.S. tax law that resulted in a lower effective tax rate compared to prior years. See Note 14 of notes to consolidated financial statements for additional information.

(3)	Income tax benefit in 2013 includes a $38.9 million credit related to the reversal of our deferred tax asset valuation allowance.

(4)
The decreases in cash and investments and working capital at December 31, 2015 compared to December 31, 2014 were primarily due to our purchase of Octane on December 31, 2015. See Note 2 of notes to consolidated financial statements for additional information.

(5)
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

OVERVIEW

We are committed to providing innovative, quality solutions to help people achieve a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products and related accessories for consumer use, primarily in the U.S., Canada, Europe and Asia. Our products are sold under some of the most-recognized brand names in the fitness industry: Nautilus®, Bowflex®, Octane Fitness®, Schwinn® and Universal®.

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

Net sales in 2017 were $406.2 million, an increase of $0.1 million, compared to net sales of $406.0 million in 2016. Net sales of our Direct segment decreased $5.6 million, or 2.5%, compared to 2016, primarily due to decreased consumer demand for our

TreadClimber® cardio products, partially offset by the introduction of the Bowflex HVT®. Net sales of our Retail segment increased by $6.0 million, or 3.3% in 2017, compared to 2016, reflecting sales increases across a variety of product offerings in the mass retail channel, partially offset by continued weakness in sales to specialty and commercial customers.

Income from continuing operations was $27.6 million, or $0.89 per diluted share, in 2017, compared to $35.1 million, or $1.12 per diluted share, in 2016. Income from continuing operations in 2017 included a non-cash intangible asset impairment charge of $8.8 million, and a one-time tax benefit of $5.6 million related to the change in United States tax law that resulted in the reassessment of certain deferred tax assets and liabilities.

Net income was $26.3 million, or $0.85 per diluted share, in 2017, compared to $34.2 million, or $1.09 per diluted share, in 2016.

BUSINESS ACQUISITION

On December 31, 2015, we acquired all of the outstanding capital stock of OF Holdings, Inc., sole parent of Octane, for an aggregate base purchase price of $115.0 million, plus adjustments for working capital and cash on the closing date. We funded the acquisition through an $80.0 million term loan and cash on hand. Based in Brooklyn Park, Minnesota, Octane is a leader in zero-impact training with a line of fitness equipment focused on Retail specialty and commercial channels. The acquisition of Octane strengthened and diversified our brand portfolio, broadened our distribution and deepened our talent pool. Octane's business is highly complementary to our existing business from both product and channel perspectives.

DISCONTINUED OPERATIONS

Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to the Commercial business in 2017, 2016 or 2015, we continue to incur product liability expenses associated with product previously sold into the Commercial channel.

During 2017, our litigation with Biosig Instruments, Inc. ("Biosig") was settled. The litigation began in 2004 and alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products of our former Commercial business. We paid Biosig $1.2 million under the settlement, and the matter was dismissed with prejudice. The settlement was expensed in discontinued operations.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and (b) the impact of the estimate on financial condition or operating performance is material. Our critical accounting estimates are discussed below.

Sales Discounts and Allowances
Product sales and shipping revenues are reported net of promotional discounts and allowances, including returns. We estimate the revenue impact of retail sales incentive programs based on the planned duration of the program and historical experience. If the amount of sales incentives is reasonably estimable, the impact of such incentives is recorded at the later of the time the customer is notified of the sales incentive or the time of the sale. We estimate our liability for product returns based on historical experience and record the expected obligation as a reduction of revenue. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.

Our calculations of amounts owed for sales discounts and allowances contain uncertainties because they require management to make assumptions in interim periods and to apply judgment regarding a number of factors, including estimated future customer purchases and returns.

Goodwill and Other Long-Term Assets Valuation
We evaluate our indefinite-lived intangible assets and goodwill for potential impairment annually or when events or circumstances indicate their carrying value may be impaired. Definite-lived intangible assets, including acquired trade names, customer relationships, patents and patent rights, and other long-lived assets, primarily property, plant and equipment, are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. In 2017, we recognized a non-cash intangible asset impairment charge of $8.8 million related to the indefinite-lived Octane Fitness brand name. No goodwill or other long-term asset impairment charges were recognized in 2016 or 2015.

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

Results of operations information was as follows (in thousands):

	Year Ended December 31,
	2017	2016	Change	% Change
Net sales	$406,184	$406,039	$145	—%
Cost of sales	202,302	194,514	7,788	4.0%
Gross profit	203,882	211,525	(7,643)	(3.6)%
Operating expenses:
Selling and marketing	116,222	115,437	785	0.7%
General and administrative	27,111	28,775	(1,664)	(5.8)%
Research and development	15,446	13,919	1,527	11.0%
Asset impairment charge	8,800	—	8,800	—%
Total operating expenses	167,579	158,131	9,448	6.0%
Operating income	36,303	53,394	(17,091)	(32.0)%
Other income (expense):
Interest income	653	234	419
Interest expense	(1,552)	(1,928)	376
Other, net	301	(119)	420
Total other expense, net	(598)	(1,813)	1,215
Income before income taxes	35,705	51,581	(15,876)
Income tax expense	8,080	16,480	(8,400)
Income from continuing operations	27,625	35,101	(7,476)
Loss from discontinued operations, net of income taxes	(1,358)	(923)	(435)
Net income	$26,267	$34,178	$(7,911)

	Year Ended December 31,
	2016	2015	Change	% Change
Net sales	$406,039	$335,764	$70,275	20.9%
Cost of sales	194,514	162,530	31,984	19.7%
Gross profit	211,525	173,234	38,291	22.1%
Operating expenses:
Selling and marketing	115,437	101,618	13,819	13.6%
General and administrative	28,775	21,441	7,334	34.2%
Research and development	13,919	9,904	4,015	40.5%
Total operating expenses	158,131	132,963	25,168	18.9%
Operating income	53,394	40,271	13,123	32.6%
Other income (expense):
Interest income	234	218	16
Interest expense	(1,928)	(22)	(1,906)
Other, net	(119)	(445)	326
Total other expense, net	(1,813)	(249)	(1,564)
Income before income taxes	51,581	40,022	11,559
Income tax expense	16,480	13,219	3,261
Income from continuing operations	35,101	26,803	8,298
Loss from discontinued operations, net of income taxes	(923)	(201)	(722)
Net income	$34,178	$26,602	$7,576

Results of operations information by segment was as follows (in thousands):

	Year Ended December 31,
	2017	2016	Change	% Change
Net sales:
Direct	$219,440	$225,057	$(5,617)	(2.5)%
Retail	183,875	177,920	5,955	3.3%
Royalty	2,869	3,062	(193)	(6.3)%
	$406,184	$406,039	$145	—%

Cost of sales:
Direct	$78,716	$75,390	$3,326	4.4%
Retail	123,569	119,080	4,489	3.8%
Royalty	17	44	(27)	(61.4)%
	$202,302	$194,514	$7,788	4.0%
Gross profit:
Direct	$140,724	$149,667	$(8,943)	(6.0)%
Retail	60,306	58,840	1,466	2.5%
Royalty	2,852	3,018	(166)	(5.5)%
	$203,882	$211,525	$(7,643)	(3.6)%
Gross margin:
Direct	64.1%	66.5%	(240)	basis points
Retail	32.8%	33.1%	(30)	basis points

	Year Ended December 31,
	2016	2015	Change	% Change
Net sales:
Direct	$225,057	$225,595	$(538)	(0.2)%
Retail	177,920	106,195	71,725	67.5%
Royalty	3,062	3,974	(912)	(22.9)%
	$406,039	$335,764	$70,275	20.9%

Cost of sales:
Direct	$75,390	$83,238	$(7,848)	(9.4)%
Retail	119,080	79,292	39,788	50.2%
Royalty	44	—	44	—%
	$194,514	$162,530	$31,984	19.7%
Gross profit:
Direct	$149,667	$142,357	$7,310	5.1%
Retail	58,840	26,903	31,937	118.7%
Royalty	3,018	3,974	(956)	(24.1)%
	$211,525	$173,234	$38,291	22.1%
Gross margin:
Direct	66.5%	63.1%	340	basis points
Retail	33.1%	25.3%	780	basis points

The following tables compare the net sales of our major product lines within each business segment (in thousands):

	Year Ended December 31,
	2017	2016	Change	% Change
Direct net sales:
Cardio products(1)	$197,683	$209,569	$(11,886)	(5.7)%
Strength products(2)	21,757	15,488	6,269	40.5%
	219,440	225,057	(5,617)	(2.5)%
Retail net sales:
Cardio products(1)	143,020	135,562	7,458	5.5%
Strength products(2)	40,855	42,358	(1,503)	(3.5)%
	183,875	177,920	5,955	3.3%

Royalty income	2,869	3,062	(193)	(6.3)%
	$406,184	$406,039	$145	—%

	Year Ended December 31,
	2016	2015	Change	% Change
Direct net sales:
Cardio products(1)	$209,569	$210,578	$(1,009)	(0.5)%
Strength products(2)	15,488	15,017	471	3.1%
	225,057	225,595	(538)	(0.2)%
Retail net sales:
Cardio products(1)	135,562	63,762	71,800	112.6%
Strength products(2)	42,358	42,433	(75)	(0.2)%
	177,920	106,195	71,725	67.5%

Royalty income	3,062	3,974	(912)	(22.9)%
	$406,039	$335,764	$70,275	20.9%

(1) Cardio products include: MaxTrainer®, TreadClimber®, HVT®, Zero Runner®, treadmills, exercise bikes and ellipticals.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights and accessories.

Net Sales and Cost of Sales

Direct

The 2.5% decrease in year-over-year Direct net sales for 2017 compared to 2016 was primarily due to decreased consumer demand for our TreadClimber® cardio products, partially offset by a 40.5% increase in strength products. The 0.2% decrease in year-over-year Direct net sales for 2016 compared to 2015 was primarily due to decreased consumer demand for our TreadClimber® cardio products, partially offset by growth in the Max Trainer® cardio product line and a 3.1% increase in strength products. The business also benefited from higher U.S. consumer credit approval rates in both years.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers were 54.4% in 2017 compared to 50.6% in 2016 and 48.1% in 2015.

The increase in Direct cost of sales in 2017 compared to 2016 was due to increased product costs related to unfavorable currency trends and unfavorable product mix, partially offset by the decrease in net sales.

The decrease in Direct cost of sales in 2016 compared to 2015 was related to improvements in product mix and supply chain efficiencies. In addition, unusual items that occurred in 2015, including an arbitration settlement of $2.5 million and write-off of nutrition inventory of $1.4 million, contributed to the decrease in the year-over-year cost of sales for 2016 compared to 2015.

The 240 basis point decrease in the gross margin of our Direct business for 2017 compared to 2016 was due to higher discounting of select products, increased product costs related to unfavorable currency trends, and unfavorable product mix.

The 340 basis point increase in the gross margin of our Direct business for 2016 compared to 2015 was primarily driven by the arbitration settlement and reserves for nutrition product inventory discussed above, as well as improvements in product mix and improved supply chain efficiencies.

Retail

The 3.3% increase in Retail net sales in 2017 compared to 2016 was driven primarily by sales increases across a variety of product offerings in both the traditional retail and e-commerce channels, partially offset by weakness in sales to specialty and commercial customers.

The 67.5% increase in Retail net sales in 2016 compared to 2015 was driven primarily by increased sales of our cardio products due to the acquisition of Octane Fitness, coupled with growth in organic product sales.

The increases in Retail cost of sales in 2017 compared to 2016, and in 2016 compared to 2015, were due to the increases in Retail net sales mentioned above.

The 30 basis point decrease in Retail gross margin in 2017 compared to 2016 was due to higher promotional discounting, increases in product costs, and unfavorable mix, partially offset by higher acquired cost of goods sold in 2016.

The 780 basis point increase in Retail gross margin in 2016 compared to 2015 was primarily due to the acquisition of Octane Fitness, which had a higher gross margin, coupled with improvements in product mix and supply chain efficiencies.

Selling and Marketing

Dollars in thousands	Year Ended December 31,		Change
	2017	2016	$	%
Selling and marketing	$116,222	$115,437	$785	0.7%
As % of net sales	28.6%	28.4%

Dollars in thousands	Year Ended December 31,		Change
	2016	2015	$	%
Selling and marketing	$115,437	$101,618	$13,819	13.6%
As % of net sales	28.4%	30.3%

The increase in selling and marketing in 2017 compared to 2016 was primarily due to a $5.5 million increase in media advertising, coupled with a $1.0 million increase in creative production costs related to HVT, partially offset by reductions in variable sales expenses of $5.8 million, mainly reduced financing fees.

The increase in selling and marketing in 2016 compared to 2015 was primarily due to incremental sales and marketing expenses of $10.3 million related to the acquisition of Octane Fitness, coupled with a $4.9 million increase in media advertising, partially offset by decreased program costs of $0.8 million.

The slight increase in sales and marketing as a percentage of net sales in 2017 compared to 2016 was primarily due to less efficient performance of media, resulting in increased media spend to achieve 2017 Direct sales levels.

The decrease in sales and marketing as a percentage of net sales in 2016 compared to 2015 was primarily due to the acquisition of Octane and growth in the organic Retail business, both of which have a lower selling and marketing expense percentage than the company-wide average.

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows:

Dollars in thousands	Year Ended December 31,		Change
	2017	2016	$	%
Media advertising	$65,130	$59,638	$5,492	9.2%

Dollars in thousands	Year Ended December 31,		Change
	2016	2015	$	%
Media advertising	$59,638	$54,756	$4,882	8.9%

The return metrics we achieved on media performance declined in 2017 and 2016, requiring an increase in investment relative to the sales generated. We continue to closely monitor our media investments in order to optimize the investment and sales.

General and Administrative

Dollars in thousands	Year Ended December 31,		Change
	2017	2016	$	%
General and administrative	$27,111	$28,775	$(1,664)	(5.8)%
As % of net sales	6.7%	7.1%

Dollars in thousands	Year Ended December 31,		Change
	2016	2015	$	%
General and administrative	$28,775	$21,441	$7,334	34.2%
As % of net sales	7.1%	6.4%

The decrease in general and administrative in 2017 compared to 2016 was primarily due to $1.5 million of savings related to lower integration and administrative costs related to Octane, and a $1.3 million reduction in incentive and stock compensation expense, offset by increased litigation costs of $1.3 million.

The increase in general and administrative in 2016 compared to 2015 was attributable to the inclusion of the Octane business in the amount of $3.8 million and amortization of Octane acquired assets of $3.1 million.

The decrease in general and administrative as a percentage of net sales in 2017 compared to 2016 was primarily due to achieving cost synergies related to the Octane Fitness acquisition.

The increase in general and administrative as a percentage of net sales in 2016 compared to 2015 was primarily due to the amortization of Octane acquired assets.

Research and Development

Dollars in thousands	Year Ended December 31,		Change
	2017	2016	$	%
Research and development	$15,446	$13,919	$1,527	11.0%
As % of net sales	3.8%	3.4%

Dollars in thousands	Year Ended December 31,		Change
	2016	2015	$	%
Research and development	$13,919	$9,904	$4,015	40.5%
As % of net sales	3.4%	2.9%

The increases in research and development in 2017 compared to 2016, and in 2016 compared to 2015, were primarily due to our investment in additional engineering and product development headcount as we continue to supplement our new product development resources required to innovate and broaden our product portfolio, coupled with the addition, in 2016, of the research and development expenses related to Octane.

Asset Impairment Charge
During the fourth quarter of 2017, we identified impairment indicators in our Octane Fitness brand name originally acquired through the Octane Fitness acquisition on December 31, 2015. Ongoing weakness in the specialty retail channel, as a result of retailer consolidation, has had a negative impact on Octane branded sales and projected growth trends. We utilized the relief-from-royalty method to quantify the impairment, resulting in an $8.8 million non-cash impairment charge for 2017. The impairment charge is recorded in operating expenses on the consolidated statements of operations.

Interest Expense
Interest expense of $1.6 million and $1.9 million in 2017 and 2016, respectively, was primarily related to the term loan that was used to finance the Octane acquisition.

Interest expense in 2015 was less than $0.1 million and was related to financing costs associated with capital equipment lease payments.

Other, Net
Other, net primarily relates to the effect of exchange rate fluctuations between the U.S. and the currencies of our foreign subsidiaries, primarily Canada, China and Europe. In addition, 2017 included a gain of $0.2 million for an insurance reimbursement related to inventory loss, and 2015 included losses on asset dispositions of $0.3 million.

Income Tax Expense

Dollars in thousands	Year Ended December 31,		Change
	2017	2016	$	%
Income tax expense	$8,080	$16,480	$(8,400)	(51.0)%
Effective tax rate	22.6%	31.9%

Dollars in thousands	Year Ended December 31,		Change
	2016	2015	$	%
Income tax expense	$16,480	$13,219	$3,261	24.7%
Effective tax rate	31.9%	33.0%

Income tax expense in 2017 was primarily attributable to the income generated domestically and internationally, partially offset by a $5.6 million income tax benefit related to the change in U.S. tax law that resulted in the revaluation of certain deferred tax assets and liabilities. Income tax expense for 2016 included a release of previously unrecognized tax benefits of $2.7 million associated with certain non-U.S. filing positions which resulted from completing the deregistration of a certain foreign entity. Income tax expense for 2015 included a $2.4 million release of our domestic valuation allowance.

The amount of valuation allowance offsetting our deferred tax assets was $0.9 million as of December 31, 2017. Of the total remaining valuation allowance, $0.7 million primarily relates to domestic state credit carryforwards as we currently do not anticipate generating income of appropriate character to utilize those credits. In addition, $0.2 million of the remaining valuation allowance relates to foreign net operating loss carryforwards. There have been no material changes to our foreign operations since December 31, 2016 and, accordingly, we maintain our existing valuation allowance on foreign deferred income tax assets in such jurisdictions at December 31, 2017.

Refer to Note 14, Income Taxes, to our consolidated financial statements included in Part II, Item 8 of this report for additional information.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, we had $85.2 million of cash and investments, compared to $79.6 million as of December 31, 2016. Cash provided by operating activities was $35.0 million for 2017, compared to cash provided by operating activities of $45.9 million for 2016. We expect our cash, cash equivalents and available-for-sale securities at December 31, 2017, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from December 31, 2017.

The decrease in cash flows from operating activities for 2017, compared to 2016, was primarily due to decreased operating performance and the changes in our operating assets and liabilities as discussed below.

Trade receivables decreased $2.8 million to $42.7 million as of December 31, 2017, compared to $45.5 million as of December 31, 2016, due to the decrease of Retail sales in the fourth quarter of 2017 compared to the fourth quarter of 2016.

Inventories increased $6.3 million to $53.4 million as of December 31, 2017, compared to $47.0 million as of December 31, 2016, due to the addition of new products.

Prepaids and other current assets decreased $0.8 million to $7.2 million as of December 31, 2017, compared to $8.0 million as of December 31, 2016, due to release of advertising and creative content costs.

Trade payables increased $0.9 million to $66.9 million as of December 31, 2017, compared to $66.0 million as of December 31, 2016, primarily due to increased spending on media in the fourth quarter of 2017.

Accrued liabilities decreased $2.1 million to $10.8 million as of December 31, 2017 compared to $12.9 million as of December 31, 2016, due to reductions in accrued royalties payable.

Warranty obligations decreased $1.3 million to $6.1 million as of December 31, 2017 compared to $7.5 million as of December 31, 2016, primarily due to improvement in the experience rates of our products, resulting from better product quality, full stock of parts availability and sales mix.

Net deferred income tax liabilities decreased by $8.4 million to $8.6 million as of December 31, 2017, compared to $17.0 million as of December 31, 2016, primarily due to the revaluation of certain deferred tax assets and liabilities as a result of the recent change in the U.S. tax law.

Cash used in investing activities of $29.3 million for 2017 was primarily related to the net purchases of $25.5 million of marketable securities. In addition, $3.8 million was used for capital expenditures during 2017, primarily for product tooling, implementation of new software, and information system hardware upgrades. We anticipate spending $8.5 million to $10.5 million in 2018 for systems integration, product tooling, and facilities-related upgrades.

Cash used in financing activities of $26.7 million for 2017 was primarily related to principal repayments on our term loan of $16.0 million and share repurchase program spending of $11.1 million.

Financing Arrangements
On December 31, 2015 we entered into an amendment (the “Amendment”) to our existing Credit Agreement, dated December 5, 2014, with JPMorgan Chase Bank, N.A. (“Chase Bank”) that provided for an $80.0 million term loan (the “Term Loan”) to finance the acquisition of Octane. The Term Loan and our existing $20.0 million revolving line of credit with Chase Bank are secured by substantially all of our assets. The Term Loan matures on December 31, 2020. Under the terms of the Amendment, the maturity date of our existing revolving line of credit was extended to December 31, 2020.

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

The interest rate applicable to the Term Loan, as well as each advance under the revolving line of credit, is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. As of December 31, 2017 our borrowing rate for both the Term Loan and line of credit advances was 2.35%.

As of December 31, 2017, we had outstanding borrowings of $48.0 million on our term loan and no letters of credit issued under the Credit Agreement. As of December 31, 2017, we were in compliance with the financial covenants of the Credit Agreement, and $20.0 million was available for borrowing under the line of credit.

Stock Repurchase Program
On November 3, 2014, our Board of Directors authorized a stock repurchase program that authorized us to repurchase up to $15.0 million of our outstanding common stock from time to time during the ensuing period of 24 months. As of November 2016, the stock repurchases under this program were completed in full and the program expired.

On May 4, 2016, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding common stock from time to time through May 4, 2018. During 2017, repurchases under this program totaled $8.1 million. As of November 2017, the stock repurchases under this program were completed in full and the program expired.

On April 25, 2017, our Board of Directors authorized a $15.0 million share repurchase program. Under this program, shares of common stock may be repurchased from time to time through April 25, 2019. Repurchases may be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases are funded with existing cash balances, and the repurchased shares are retired and returned to unissued authorized shares. As of December 31, 2017, repurchases under this program totaled $3.0 million.

During 2017, we repurchased 788,416 shares at an average price of $14.02 per share for an aggregate purchase price of $11.1 million under both programs. As of December 31, 2017, $12.0 million remained available for future repurchases.

Commitments and Contingencies
For a description of our commitments and contingencies, refer to Note 21, Commitments and Contingencies, to our consolidated financial statements in Part II, Item 8 of this report.

Non-Cancellable Contractual Obligations
Our operating cash flows include the effect of certain non-cancellable contractual obligations. A summary of such obligations as of December 31, 2017 is as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including interest	$49,791	$16,984	$32,807	$—	$—
Operating lease obligations	26,111	5,016	10,018	6,724	4,353
Purchase obligations(1)	19,048	19,048	—	—	—
Minimum royalty obligations	1,038	1,038	—	—	—
Capital lease obligations	438	132	259	47	—
Total	$96,426	$42,218	$43,084	$6,771	$4,353

(1)
Our purchase obligations are comprised primarily of inventory purchase commitments to our third-party manufacturers. Because substantially all of our inventory is sourced from Asia, we have long lead times and therefore need to secure factory capacity from our vendors in advance. Our third-party manufacturing contracts are generally of annual or shorter duration, or manufactured products are sourced on the basis of individual purchase orders.

Due to uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2017, we are unable to make reasonably reliable estimates of the timing of any cash settlements with the respective taxing authorities. Therefore, approximately $3.2 million of liabilities related to unrecognized tax benefits, including interest and penalties on uncertain tax positions, have been excluded from the contractual table above. For further information, refer to Note 14, Income Taxes, to our consolidated financial statements in Part II, Item 8 of this report.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at December 31, 2017.

INFLATION

We do not believe that inflation had a material effect on our business, financial condition or results of operations in 2017, 2016 or 2015. Inflation pressures do exist in countries where our contract manufacturers are based; however, we have largely mitigated these increases through cost improvement measures.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1, Significant Accounting Polices, to our consolidated financial statements in Part II, Item 8 of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Foreign Exchange Risk
Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents, marketable securities, derivative assets, and variable-rate debt obligations. As of December 31, 2017, we had cash equivalents of $12.9 million held in a combination of money market funds and commercial paper, and marketable securities of $57.3 million, held in a combination of certificates of deposit, corporate bonds, and U.S. government bonds. Our cash equivalents mature within three months or less from the date of purchase. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. We have classified our marketable securities as available-for-sale and, therefore, we may choose to sell or hold them as changes in the market occur. Because of the short-term nature of the instruments in our portfolio, a decline in interest rates would reduce our interest income over time, and an increase in interest rates may negatively affect the market price or liquidity of certain securities within the portfolio.

Our negotiated credit facilities generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of December 31, 2017, the outstanding balances on our credit facilities totaled $48.0 million.

In January 2016, we entered into an $80.0 million receive-variable, pay-fixed interest rate swap agreement, amortizing monthly in line with the outstanding principal balance on our term loan. The swap is classified as a cash flow hedge and effectively fixes the interest rate on our variable-rate term loan. The interest rate swap matures on December 31, 2020 and has a fixed interest rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark, which was 1.35% at December 31, 2017. As of December 31, 2017, the outstanding balance on our interest rate swap was $48.0 million.

The fair value of our interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. The amounts related to our cash flow hedge are recorded as deferred gains or losses in our consolidated balance sheets with the offset recorded in accumulated other comprehensive income, net of tax. At December 31, 2017, the fair value of our interest rate swap agreement was an asset of $0.4 million. The estimated amount expected to be reclassified into earnings within the next twelve months was $0.1 million at December 31, 2017.

We enter into foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. Total notional amounts outstanding at December 31, 2017 were $22.1 million. A hypothetical 10% increase in interest rates, or a 10% movement in the currencies underlying our foreign currency derivative positions, would not have material impacts on our results of operations, financial position or cash flows.

We do not enter into derivative instruments for any purpose other than to manage our interest rate or foreign currency exposure. That is, we do not engage in interest rate or currency exchange rate speculation using derivative instruments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Nautilus, Inc.

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of Nautilus, Inc. and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively, the "consolidated financial statements"). We have also audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company's auditor since 2017.

Portland, Oregon
March 6, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Nautilus, Inc.
Vancouver, Washington

We have audited the accompanying consolidated balance sheet of Nautilus, Inc. and subsidiaries (the "Company") as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nautilus, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 27, 2017

NAUTILUS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2017	2016
Assets
Cash and cash equivalents	$27,893	$47,874
Available-for-sale securities	57,303	31,743
Trade receivables, net of allowances of $119 and $170	42,685	45,458
Inventories	53,354	47,030
Prepaids and other current assets	7,240	8,020
Income taxes receivable	17	3,231
Total current assets	188,492	183,356
Property, plant and equipment, net	15,827	17,468
Goodwill	62,030	61,888
Other intangible assets, net	57,743	69,800
Deferred income tax assets, non-current	—	11
Other assets	684	543
Total assets	$324,776	$333,066
Liabilities and Shareholders' Equity
Trade payables	$66,899	$66,020
Accrued liabilities	10,764	12,892
Warranty obligations, current portion	3,718	3,500
Note payable, current portion, net of unamortized debt issuance costs of $7 and $7	15,993	15,993
Total current liabilities	97,374	98,405
Warranty obligations, non-current	2,399	3,950
Income taxes payable, non-current	2,955	2,403
Deferred income tax liabilities, non-current	8,558	16,991
Other long-term liabilities	2,315	2,481
Note payable, non-current, net of unamortized debt issuance costs of $14 and $21	31,986	47,979
Total liabilities	145,587	172,209
Commitments and contingencies (Note 21)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 30,305 and 30,825 shares issued and outstanding	—	578
Retained earnings	179,448	161,496
Accumulated other comprehensive loss	(259)	(1,217)
Total shareholders' equity	179,189	160,857
Total liabilities and shareholders' equity	$324,776	$333,066

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Net sales	$406,184	$406,039	$335,764
Cost of sales	202,302	194,514	162,530
Gross profit	203,882	211,525	173,234
Operating expenses:
Selling and marketing	116,222	115,437	101,618
General and administrative	27,111	28,775	21,441
Research and development	15,446	13,919	9,904
Asset impairment charge	8,800	—	—
Total operating expenses	167,579	158,131	132,963
Operating income	36,303	53,394	40,271
Other income (expense):
Interest income	653	234	218
Interest expense	(1,552)	(1,928)	(22)
Other, net	301	(119)	(445)
Total other expense, net	(598)	(1,813)	(249)
Income from continuing operations before income taxes	35,705	51,581	40,022
Income tax expense	8,080	16,480	13,219
Income from continuing operations	27,625	35,101	26,803
Discontinued operations:
Loss from discontinued operations before income taxes	(1,713)	(1,077)	(601)
Income tax benefit of discontinued operations	(355)	(154)	(400)
Loss from discontinued operations	(1,358)	(923)	(201)
Net income	$26,267	$34,178	$26,602

Basic income per share from continuing operations	$0.90	$1.13	$0.86
Basic loss per share from discontinued operations	(0.04)	(0.03)	(0.01)
Basic net income per share	$0.86	$1.10	$0.85

Diluted income per share from continuing operations	$0.89	$1.12	$0.85
Diluted loss per share from discontinued operations	(0.04)	(0.03)	(0.01)
Diluted net income per share	$0.85	$1.09	$0.84
Shares used in per share calculations:
Basic	30,671	31,032	31,288
Diluted	31,010	31,301	31,589

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$26,267	$34,178	$26,602
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of income tax expense (benefit) of $(27), $5, and $1	(56)	8	2
Gain (loss) on derivative securities, effective portion, net of income tax expense (benefit) of $171, $(14), and $0	240	(24)	—
Foreign currency translation adjustment, net of income tax expense (benefit) of $1, $(5), and $17	774	126	(1,021)
Other comprehensive income (loss)	958	110	(1,019)
Comprehensive income	$27,225	$34,288	$25,583

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balances at January 1, 2015	31,333	$8,033	$103,347	$(308)	$111,072
Net income	—	—	26,602	—	26,602
Unrealized gain on marketable securities, net of income tax expense of $1	—	—	—	2	2
Foreign currency translation adjustment, net of income tax expense of $17	—	—	—	(1,021)	(1,021)
Stock-based compensation expense	—	1,484	—	—	1,484
Common stock issued under equity compensation plan, net of shares withheld for tax payments	377	275	—	—	275
Common stock issued under employee stock purchase plan	7	116	—	—	116
Tax benefit related to stock-based awards	—	28	—	—	28
Repurchased shares	(712)	(9,140)	(2,427)	—	(11,567)
Balances at December 31, 2015	31,005	796	127,522	(1,327)	126,991
Net income	—	—	34,178	—	34,178
Unrealized gain on marketable securities, net of income tax expense of $5	—	—	—	8	8
Loss on derivative securities, effective portion, net of income tax benefit of $(14)	—	—	—	(24)	(24)
Foreign currency translation adjustment, net of income tax benefit of $(5)	—	—	—	126	126
Stock-based compensation expense	—	2,613	—	—	2,613
Common stock issued under equity compensation plan, net of shares withheld for tax payments	116	117	—	—	117
Common stock issued under employee stock purchase plan	24	381	—	—	381
Tax benefit related to stock-based awards	—	1,857	—	—	1,857
Repurchased shares	(320)	(5,186)	(204)	—	(5,390)
Balances at December 31, 2016	30,825	578	161,496	(1,217)	160,857
Net income	—	—	26,267	—	26,267
Unrealized loss on marketable securities, net of income tax benefit of $(27)	—	—	—	(56)	(56)
Gain on derivative securities, effective portion, net of income tax expense of $171	—	—	—	240	240
Foreign currency translation adjustment, net of income tax expense of $1	—	—	—	774	774
Stock-based compensation expense	—	1,884	(28)	—	1,856
Common stock issued under equity compensation plan, net of shares withheld for tax payments	231	(181)	—	—	(181)
Common stock issued under employee stock purchase plan	37	487	—	—	487
Repurchased shares	(788)	(2,768)	(8,287)	—	(11,055)
Balances at December 31, 2017	30,305	$—	$179,448	$(259)	$179,189

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Income from continuing operations	$27,625	$35,101	$26,803
Loss from discontinued operations	(1,358)	(923)	(201)
Net income	26,267	34,178	26,602
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment charge	8,800	—	—
Depreciation and amortization	8,643	7,874	3,412
Bad debt expense	311	289	786
Inventory lower-of-cost-or-market/NRV adjustments	1,067	245	1,583
Stock-based compensation expense	1,856	2,613	1,484
Loss on asset disposals	56	147	313
Deferred income taxes, net of valuation allowances	(8,556)	9,510	11,669
Excess tax benefit related to stock-based awards	—	(1,857)	(28)
Other	(117)	5	—
Changes in operating assets and liabilities:
Trade receivables	2,516	(694)	(6,812)
Inventories	(7,526)	(3,110)	(7,147)
Prepaids and other current assets	1,080	(1,415)	1,365
Income taxes receivable	3,214	(2,792)	(389)
Trade payables	449	6,464	4,506
Accrued liabilities, including warranty obligations	(3,044)	(5,606)	3,776
Net cash provided by operating activities	35,016	45,851	41,120
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(3,468)	(114,062)
Purchases of property, plant and equipment and intangible assets	(3,792)	(4,656)	(5,734)
Purchases of available-for-sale-securities	(88,413)	(34,739)	(61,933)
Proceeds from maturities of available-for-sale securities	62,939	32,923	55,292
Proceeds from sales of available-for-sale securities	—	71	3,602
Net cash used in investing activities	(29,266)	(9,869)	(122,835)
Cash flows from financing activities:
Proceeds from long-term debt	—	—	80,000
Payments on long-term debt	(16,000)	(16,000)	—
Proceeds from employee stock purchases	487	381	116
Proceeds from exercise of stock options	560	356	1,050
Tax payments related to stock award issuances	(741)	(239)	(775)
Excess tax benefit related to stock-based awards	—	1,857	28
Payments for stock repurchases	(11,055)	(5,390)	(11,567)
Net cash provided by (used in) financing activities	(26,749)	(19,035)	68,852
Effect of exchange rate changes on cash and cash equivalents	1,018	149	(1,565)
Increase (decrease) in cash and cash equivalents	(19,981)	17,096	(14,428)
Cash and cash equivalents:
Beginning of year	47,874	30,778	45,206
End of year	$27,893	$47,874	$30,778
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$11,630	$11,511	$1,308
Cash paid for interest	1,545	1,920	22
Supplemental disclosure of non-cash investing activities:
Acquisition consideration owed but not yet paid	$—	$—	$2,813
Capital expenditures incurred but not yet paid	404	210	1,000
Supplemental disclosure of non-cash financing activities:
Loan fees incurred but not yet paid	$—	$—	$36
See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
Nautilus, Inc. and subsidiaries (collectively, "Nautilus", the "Company", "we" or "us") was founded in 1986 and incorporated in the State of Washington in 1993. Our headquarters are located in Vancouver, Washington.

We are committed to providing innovative, quality solutions to help people achieve their fitness goals through a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products and related accessories for consumer use, primarily in the U.S., Canada, and Europe. Our products are sold under some of the most-recognized brand names in the fitness industry: Nautilus®, Bowflex®, Octane Fitness®, Schwinn® and Universal®.

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

Discontinued Operations
Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to our former Commercial business during 2015 through 2017, we continue to have product liability and other legal expenses associated with product previously sold into the Commercial channel.

Results of operations related to the Commercial business have been presented in the consolidated financial statements as discontinued operations for all periods presented.

Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in the financial statements. Our critical accounting estimates relate to the following:

•	Sales discounts and allowances;

•	Goodwill and other long-term assets valuation;

•	Product warranty obligations; and

•	Unrecognized tax benefits.

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

We derive a significant portion of our net sales from a small number of our Retail customers. A loss of business from one or more of these large customers, if not replaced with new business, would negatively affect our operating results and cash flows. In each of 2017, 2016 and 2015, one customer accounted for more than 10%, but less than 15%, of our net sales.

Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less at purchase are considered to be cash equivalents. As of December 31, 2017, and 2016, cash equivalents consisted of money market funds and commercial paper, and totaled $12.9 million and $13.6 million, respectively.

Available-For-Sale Securities
We classify our marketable securities as available-for-sale and, accordingly, record them at fair value. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Unrealized holding gains and losses, which are immaterial, are excluded from earnings and are reported net of tax in other comprehensive income until realized. Dividend and interest income is recognized when earned. Realized gains and losses, which were not material in 2017 or 2016, are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

For additional information, refer to Note 4, Fair Value Measurements.

Derivative Securities
We record our derivative securities at fair value, and our portfolio currently consists of an interest rate swap contract and foreign currency forward contracts. The fair value of our interest rate swap agreement, which is classified as a cash flow hedge, represents the estimated receipts or payments that would be made to terminate the agreement. The amounts related to the cash flow hedge are recorded as deferred gains or losses in our consolidated balance sheets with the offset recorded in accumulated other comprehensive loss, net of tax.

We enter into foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. A hypothetical 10% increase in interest rates, or a 10% movement in the currencies underlying our foreign currency derivative positions, would not have material impacts on our results of operations, financial position or cash flows. Gains and losses on foreign currency forward contracts are recognized in the Other, net line of our consolidated statements of operations.

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

Inventories
Inventories are stated at the lower of cost and net realizable value ("NRV"), with cost determined based on the first-in, first-out method. We establish inventory allowances for excess, slow-moving and obsolete inventory based on inventory levels, expected product life and forecasted sales. Inventories are written down to NRV based on historical demand, competitive factors, changes in technology and product lifecycles.

Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation. Improvements or betterments which add new functionality or significantly extend the life of an asset are capitalized. Expenditures for maintenance and repairs are expensed as incurred. The cost of assets retired, or otherwise disposed of, and the related accumulated depreciation, are removed from the accounts at the time of disposal. Gains and losses resulting from asset sales and dispositions are recognized in the period in which assets are disposed. Depreciation is recognized, using the straight-line method, over the lesser of the estimated useful lives of the assets or, in the case of leasehold improvements, the lease term, including renewal periods if we expect to exercise our renewal options. Depreciation on automobiles, computer software and equipment, machinery and equipment, and furniture and fixtures is determined based on estimated useful lives, which generally range from three-to-seven years.

Goodwill
Goodwill consists of the excess of acquisition costs over the fair values of net assets acquired in business combinations. It is not amortized, but rather is tested at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a quantitative impairment analysis is performed. A quantitative impairment analysis involves estimating the fair value of a reporting unit using widely-accepted valuation methodologies including the income and market approaches, which requires the use of estimates and assumptions. These estimates and assumptions include revenue growth rates, discounts rates, and determination of appropriate market comparables. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

We performed assessments of goodwill in the fourth quarters of 2017, 2016 and 2015, and determined no impairments were indicated in those years. We evaluate goodwill at the reporting unit level. Our goodwill asset related to our Canadian subsidiary is attributable to our Direct reporting unit, and our goodwill related to the Octane acquisition is attributable to our Retail reporting unit. For further information regarding goodwill, see Note 9, Goodwill.

Other Intangible Assets
Indefinite-lived intangible assets consist of acquired trademarks, specifically trade names. Indefinite-lived intangible assets are stated at cost and are not amortized; instead, they are tested for impairment at least annually. We review our indefinite-lived trademarks for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the assets may be impaired. The fair value of trademarks is estimated using the relief-from-royalty method to estimate the value of the cost savings and a discounted cash flows method to estimate the value of future income. The sum of these two values for each trademark is the fair value of the trademark. If the carrying amount of trademarks exceeds the estimated fair value, we calculate impairment as the excess of carrying amount over the estimate of fair value.

We tested our indefinite-lived trademarks for impairment in the fourth quarters of 2017, 2016 and 2015. During the fourth quarter of 2017, we identified impairment indicators in our Octane Fitness brand name originally acquired through the Octane Fitness acquisition on December 31, 2015. Ongoing weakness in the specialty retail channel, as a result of retailer consolidation, has had a negative impact on Octane branded sales and projected growth trends. We utilized the relief-from-royalty method to quantify the impairment, resulting in an $8.8 million non-cash impairment charge for 2017. The impairment charge is recorded in operating expenses on the consolidated statements of operations. We determined no impairment was indicated in 2016 and 2015 for our indefinite-lived intangible assets.

Definite-lived intangible assets, primarily acquired trade names, customer relationships, patents and patent rights, are stated at cost, net of accumulated amortization, and are evaluated for impairment as discussed below under Impairment of Long-Lived Assets. We recognize amortization expense for our definite-lived intangible assets on a straight-line basis over the estimated useful lives. For further information regarding other intangible assets, see Note 10, Other Intangible Assets.

Impairment of Long-Lived Assets
Long-lived assets, including property, plant and equipment and definite-lived intangible assets, are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. When such an event or condition occurs, we estimate the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to determine whether a potential impairment exists. If the carrying value exceeds estimated future undiscounted cash flows, we record impairment expense to reduce the carrying value of the asset to its estimated fair value. No impairment charges were recorded in 2017, 2016 and 2015.

Share Repurchases
Shares of our common stock may be repurchased from time to time as authorized by our Board of Directors. Repurchases may be made in open market transactions at prevailing prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases are funded from existing cash balances, and repurchased shares are retired and returned to unissued authorized shares. These repurchases are accounted for as reductions to our common stock to the extent available with remaining amounts allocated against retained earnings.

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

	2017	2016	2015
Balance, January 1	$5,901	$5,677	$4,296
Charges to reserve	18,377	12,935	16,700
Reductions for sales discounts and returns	(17,358)	(12,711)	(15,569)
Business acquisition (Note 2)	—	—	250
Balance, December 31	$6,920	$5,901	$5,677

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

Advertising and Promotion
We expense our advertising and promotion costs as incurred. Production costs of television advertising commercials are recorded in prepaids and other current assets until the initial broadcast, at which time such costs are expensed. Advertising and promotion costs are included in selling and marketing expenses and totaled $66.4 million, $60.7 million and $54.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Prepaid advertising and promotion costs were $1.5 million and $3.5 million as of December 31, 2017 and 2016, respectively.

Research and Development
Internal research and development costs, which primarily consist of salaries and wages, employee benefits, expenditures for materials, and fees to use licensed technologies, are expensed as incurred. Third-party research and development costs for products under development or being researched, if any, are expensed as the contracted work is performed. In addition, we capitalize costs to develop software for internal use in accordance with accounting guidance.

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

For additional information on financial instruments recorded at fair value on a recurring basis as of December 31, 2017 and 2016, refer to Note 4, Fair Value Measurements.

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

Prior to our adoption of Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") 2016-09 in January 2017, we estimated future forfeitures, at the time of grant and in subsequent periods, based on historical turnover rates, previous forfeiture experience and changes in the business or key personnel that would suggest future forfeitures may differ from historical data. We recognized compensation expense for only those stock options and other stock-based awards that were expected to vest. We reevaluated estimated forfeitures monthly and, if applicable, recognized a cumulative effect adjustment in the period of the change if the revised estimate of the impact of forfeitures differed significantly from the previous estimate. With our adoption of ASU 2016-09, we changed our accounting treatment of forfeiture expense reversals from "at vest date" to "at forfeiture date." As a result, we no longer estimate future forfeitures prior to their actual occurrence.

Shares to be issued upon the exercise of stock options or the vesting of stock awards will come from newly issued shares.

Income Per Share Amounts
Basic income per share amounts were computed using the weighted average number of common shares outstanding. Diluted income per share amounts were calculated using the number of basic weighted average shares outstanding increased by dilutive potential common shares related to stock-based awards, as determined by the treasury stock method.

New Accounting Pronouncements

Newly-Adopted Pronouncements

ASU 2017-04
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment." ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, if applicable. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The same impairment test also applies to any reporting unit with a zero or negative carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for public companies' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019, on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. Our early adoption of ASU 2017-04 for our annual goodwill impairment testing as of October 1, 2017 did not have a material effect on our financial position, results of operations or cash flows.

ASU 2016-09
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted subject to certain requirements, and the method of application (i.e., retrospective, modified retrospective or prospective) depends on the transaction area that is being amended. Related to forfeitures, we changed our accounting treatment of forfeiture expense reversals from "at vest date" to "at forfeiture date." We applied the guidance on a modified retrospective basis, which resulted in a $28,308 cumulative effective adjustment and reduction to beginning retained earnings as of January 1, 2017. In addition, related to excess tax benefits, we recognized all current period expense through the statement of operations and presented excess tax benefits as an operating cash flow, applied prospectively, with no adjustment to prior periods. The adoption of ASU 2016-09 in January 2017 did not have a material impact on our financial position, results of operations or cash flows.

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

Issued Not Yet Adopted Pronouncements

ASU 2017-12
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 provides better alignment of an entity's risk management activities and financial reporting of hedges through changes to both the designation and measurement guidance for qualifying hedging relationships. In addition, the amendments in ASU 2017-12 also simplify the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements to increase the understandability of the results of an entity's intended hedging strategies. ASU 2017-12 is effective for public companies' fiscal years, including interim periods within those fiscal years, beginning after

December 15, 2018. Early application is permitted in any interim period after issuance of the new standard, with effect of adoption reflected as of the beginning of the fiscal year of adoption. For cash flow and net investment hedges existing as of the adoption date, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income and opening retaining earnings. Amended presentation and disclosure guidance is required only prospectively, and certain transition elections are available upon adoption. While we do not expect the adoption of ASU 2017-12 to have a material effect on our business, we are evaluating any potential impact that adoption of ASU 2017-12 may have on our financial position, results of operations or cash flows.

ASU 2017-09
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718) - Scope in Modification Accounting." ASU 2017-09 provides clarity and reduces diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. An entity should account for the effects of a modification unless all of certain criteria are met. Those criteria relate to fair value, vesting conditions and classification of the modified award. If all three conditions are the same for the modified award as for the original award, then the entity should not account for the effects of the modification. ASU 2017-09 is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. We do not expect the adoption of ASU 2017-09 to have a material effect on our financial position, results of operations or cash flows.

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

ASU 2014-09
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 replaces most existing revenue recognition guidance, and requires companies to recognize revenue based upon the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. In addition, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. ASU 2014-09 is effective, as amended, for annual and interim periods beginning on or after December 15, 2017, applied retrospectively to each prior period presented or retrospectively with a cumulative effect adjustment recognized as of the adoption date. We are adopting the new standard on January 1, 2018 using the full retrospective method.

We have identified and analyzed our principal revenue streams by channel, including potential impacts on the timing of recognition of variable consideration and consideration payable to a customer, primarily related to our sales discounts and allowances programs, and contract costs, mainly sales commissions, as well as presentation of our extended warranty and installation services revenue. We are also substantially complete with our review of significant contracts and our evaluation of the potential changes to our business processes, controls, systems and disclosures resulting from adoption of the new standard. We expect to finalize documentation of these assessments during the first quarter of 2018. Based on our analyses, we have determined there are no material changes to prior periods' reported amounts. Further, we have identified potential accounting and financial reporting impacts to our business processes, controls, systems and disclosures as a result of the new standard, and we are preparing for those changes. In addition, while we do not expect the adoption of ASU 2014-09, as amended, to have a material effect on our financial position, results of operations or cash flows, we do anticipate significant additional disclosure requirements upon adoption of the new standard.

(2) BUSINESS ACQUISITION

On December 31, 2015, we acquired all of the outstanding capital stock of OF Holdings, Inc., sole parent of Octane Fitness, LLC ("Octane") for an aggregate base purchase price of $115.0 million, plus net adjustments for working capital and cash acquired on the closing date. We funded the acquisition through an $80.0 million term loan and cash on hand. Based in Brooklyn Park, Minnesota, Octane is a leader in zero-impact training with a line of fitness equipment focused on Retail specialty and commercial channels. The acquisition of Octane strengthened and diversified our brand portfolio, broadened our distribution and deepened our talent pool. Octane's business is highly complementary to our existing business from both product and channel perspectives.

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

The following table summarizes the fair values of the net assets acquired and liabilities assumed as of the acquisition date, including all measurement period adjustments (in thousands):

Final valuation at December 31, 2016
Cash	$7,759
Accounts receivable	12,476
Inventories	13,134
Prepaid expenses	885
Deferred tax assets	1,303
Property, plant and equipment	3,372
Intangible assets	63,100
Total assets acquired	102,029

Accounts payable	6,497
Accrued liabilities	2,968
Warranty obligations	5,550
Deferred tax liabilities, non-current	21,033
Other non-current liabilities	390
Total liabilities assumed	36,438

Net identifiable assets acquired	65,591
Goodwill	59,705
Net assets acquired	$125,296

Summary of Unaudited Pro Forma Information

The following table reflects the unaudited pro forma consolidated results of operations for the periods presented, as though the acquisition of Octane had occurred on January 1, 2014 (in thousands, except per share amounts):

	(unaudited)
	Year Ended December 31,
	2016	2015
Net sales	$406,039	$400,078
Net income	35,683	29,352
Net income per share:
Basic	$1.15	$0.94
Diluted	1.14	0.93

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

(3) DISCONTINUED OPERATIONS

Following is a summary of certain financial information regarding our discontinued operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Loss from discontinued operations before income taxes	$(1,713)	$(1,077)	$(601)
Income tax benefit	(355)	(154)	(400)
Total loss from discontinued operations	$(1,358)	$(923)	$(201)

During 2017, our litigation with Biosig Instruments, Inc. ("Biosig") was settled. The litigation began in 2004 and alleged patent infringement in connection with our incorporation of heart rate monitors into certain cardio products of our former Commercial business. We paid Biosig $1.2 million under the settlement, and the matter was dismissed with prejudice. The settlement was expensed in discontinued operations in 2017.

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

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$10,946	$—	$—	$10,946
Commercial paper	—	1,996	—	1,996
Total cash equivalents	10,946	1,996	—	12,942

Available-for-Sale Securities
Certificates of deposit(1)	—	19,875	—	19,875
Corporate bonds	—	29,239	—	29,239
U.S. government bonds	—	8,189	—	8,189
Total available-for-sale securities	—	57,303	—	57,303

Derivatives
Interest rate swap contract	—	372	—	372
Foreign currency forward contracts	—	390	—	390
Total derivatives	—	762	—	762
Total assets measured at fair value	$10,946	$60,061	$—	$71,007

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$9,635	$—	$—	$9,635
Commercial paper	—	3,999	—	3,999
Total cash equivalents	9,635	3,999	—	13,634

Available-for-Sale Securities
Certificates of deposit(1)	—	22,820	—	22,820
Corporate bonds	—	6,922	—	6,922
U.S. government bonds	—	2,001	—	2,001
Total available-for-sale securities	—	31,743	—	31,743
Total assets measured at fair value	$9,635	$35,742	$—	$45,377

Liabilities:
Derivatives
Interest rate swap contract	$—	$(38)	$—	$(38)
Total liabilities measured at fair value	$—	$(38)	$—	$(38)

(1) All certificates of deposit are within current FDIC insurance limits.

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the years ended December 31, 2017 and 2016. Additionally, we did not have any changes to our valuation techniques during the years ended December 31, 2017 and 2016.

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

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property, plant and equipment, goodwill, other intangible assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. Other than our annual goodwill and indefinite-lived trade names impairment assessments and valuations effective as of October 1, 2017 and 2016, we did not perform any assessments or valuations on assets or liabilities that are valued at fair value on a nonrecurring basis. During the year ended December 31, 2017, we recorded an impairment to our indefinite-lived Octane Fitness trade name in the amount of $8.8 million. For the year ended December 31, 2016, we did not record any other-than-temporary impairments on our financial assets required to be measured at fair value on a nonrecurring basis.

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

As of December 31, 2017, we had a $48.0 million interest rate swap outstanding with JPMorgan Chase Bank, N.A. This interest rate swap matures on December 31, 2020 and has a fixed rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark. At December 31, 2017, the one-month LIBOR rate was 1.35%.

We typically designate all interest rate swaps as cash flow hedges and, accordingly, record the change in fair value for the effective portion of these interest rate swaps in accumulated other comprehensive income rather than current period earnings until the underlying hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. For the years ended December 31, 2017 and 2016, there was no ineffectiveness. As of December 31, 2017, we expect to reclassify a gain of $0.1 million from accumulated other comprehensive loss to earnings within the next twelve months.

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of December 31, 2017, total outstanding contract notional amounts were $22.1 million. At December 31, 2017, these outstanding balance sheet hedging derivatives had maturities of 90 days or less.

The fair value of our derivative instruments was included in our consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of December 31,
		2017	2016
Derivative instruments designated as cash flow hedges:
Interest rate swap contract	Prepaids and other current assets	$134	$—
	Other assets	238	—
	Accrued liabilities	—	(38)
		$372	$(38)
Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Prepaids and other current assets	$390	$—
		$390	$—

The effect of derivative instruments on our consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Year Ended December 31,
		2017	2016	2015
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income before reclassifications	---	$80	$(450)	$—
Loss reclassified from accumulated other comprehensive income to earnings for the effective portion	Interest expense	(207)	(626)	—
Income tax benefit	Income tax expense	47	200	—

Derivative instruments not designated as cash flow hedges:
Loss recognized in earnings	Other, net	$(382)	$—	$—
Income tax benefit	Income tax expense	86	—	—

For additional information related to our derivatives, see Notes 4 and 15.

(6) TRADE RECEIVABLES

Trade receivables, net, consisted of the following (in thousands):

	As of December 31,
	2017	2016
Trade receivables	$42,804	$45,628
Allowance for doubtful accounts	(119)	(170)
	$42,685	$45,458

Changes in our allowance for doubtful trade receivables were as follows (in thousands):

	2017	2016	2015
Balance, January 1	$170	$918	$108
Charges to bad debt expense	311	289	786
Recoveries (write-offs), net	(362)	(1,037)	24
Balance, December 31	$119	$170	$918

(7) INVENTORIES

Our inventories consisted of the following (in thousands):

	As of December 31,
	2017	2016
Finished goods	$48,771	$43,130
Parts and components	4,583	3,900
	$53,354	$47,030

(8) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of December 31,
				2017	2016
Automobiles	5	to	6	$23	$139
Leasehold improvements	4	to	20	3,542	3,388
Computer software and equipment	3	to	7	17,024	25,899
Machinery and equipment	3	to	5	15,178	13,085
Furniture and fixtures	5	to	20	2,295	2,238
Work in progress (1)	N/A			1,052	768
Total cost				39,114	45,517
Accumulated depreciation				(23,287)	(28,049)
				$15,827	$17,468
(1) Work in progress primarily includes production tooling and equipment and information technology assets.

Depreciation expense was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Depreciation expense	$5,387	$4,320	$2,558

(9) GOODWILL

The rollforward of goodwill was as follows (in thousands):

	Direct	Retail	Total
Balance, January 1, 2015	$2,520	$—	$2,520
Currency exchange rate adjustment	(407)	—	(407)
Business acquisition (Note 2)	—	58,357	58,357
Balance, December 31, 2015	2,113	58,357	60,470
Currency exchange rate adjustment	67	3	70
Measurement period adjustments (Note 2)	—	1,348	1,348
Balance, December 31, 2016	2,180	59,708	61,888
Currency exchange rate adjustment	155	(13)	142
Balance, December 31, 2017	$2,335	$59,695	$62,030

We performed our annual goodwill impairment evaluations during the fourth quarters of 2017, 2016, and 2015. Our 2017 and 2015 evaluations were performed using a qualitative assessment of each reporting unit and determined that it was not more-likely-than-not that the fair value of any reporting unit was less than its carrying amount. Our 2016 test was conducted using a quantitative valuation due to our acquisition of Octane on December 31, 2015. We determined no impairments of goodwill were indicated in 2017, 2016 and 2015.

(10) OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of December 31,
				2017	2016
Indefinite-lived trademarks(1)	N/A			$23,252	$32,052
Definite-lived trademarks	10	to	15	2,600	2,600
Patents	8	to	24	15,187	31,487
Customer relationships	10	to	15	24,700	24,700
				65,739	90,839
Accumulated amortization - definite-lived intangible assets				(7,996)	(21,039)
				$57,743	$69,800

(1) During the fourth quarter of 2017, we identified impairment indicators in our Octane Fitness brand name originally acquired through the Octane Fitness acquisition on December 31, 2015. Ongoing weakness in the specialty retail channel, as a result of retailer consolidation, has had a negative impact on Octane branded sales and projected growth trends. We utilized the relief-from-royalty method to quantify the impairment, resulting in an $8.8 million non-cash impairment charge for 2017.

Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Amortization expense	$3,256	$3,554	$854

Future amortization of definite-lived intangible assets is as follows (in thousands):

2018	$3,164
2019	3,134
2020	3,108
2021	3,078
2022	3,078
Thereafter	18,929
$34,491

(11) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2017	2016
Payroll and related liabilities	$3,659	$4,579
Other	7,105	8,313
Total accrued liabilities	$10,764	$12,892

(12) PRODUCT WARRANTIES

Changes in our product warranty obligations were as follows (in thousands):

	2017	2016	2015
Balance, January 1	$7,450	$8,545	$2,246
Accruals	3,008	2,480	2,302
Payments	(4,341)	(3,575)	(1,553)
Business acquisition (Note 2)	—	—	5,550
Balance, December 31	$6,117	$7,450	$8,545

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

The interest rate applicable to the Term Loan and to each advance under the revolving line of credit is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. As of December 31, 2017, our borrowing rate for the Term Loan and line of credit advances was 2.35%.

As of December 31, 2017, we had outstanding borrowings of $48.0 million on our term loan and no letters of credit issued under the Credit Agreement. As of December 31, 2017, we were in compliance with the financial covenants of the Credit Agreement, and $20.0 million was available for borrowing under the line of credit.

Principal maturities of our Term Loan over the next five years are as follows (in thousands):

2018	$16,000
2019	16,000
2020	16,000
$48,000

(14) INCOME TAXES

Income Tax Expense
Income from continuing operations before income taxes was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S.	$34,259	$50,651	$39,242
Non-U.S.	1,446	930	780
	$35,705	$51,581	$40,022

Income tax expense (benefit) from continuing operations was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
U.S. federal	$14,409	$6,765	$858
U.S. state	1,887	318	171
Non-U.S.	330	118	355
Total current	16,626	7,201	1,384
Deferred:
U.S. federal	(9,418)	8,130	11,324
U.S. state	819	1,037	573
Non-U.S.	53	112	(62)
Total deferred	(8,546)	9,279	11,835
	$8,080	$16,480	$13,219

Following is a reconciliation of the U.S. statutory federal income tax rate with our effective income tax rate for continuing operations:

	Year Ended December 31,
	2017	2016	2015
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State tax, net of U.S. federal tax benefit	5.0	2.4	2.6
Non-U.S. income taxes	(0.1)	0.3	(0.1)
Nondeductible operating expenses	0.8	0.3	0.8
Research and development credit	(1.5)	(1.0)	(0.6)
Change in deferred tax measurement rate (1)	(15.3)	(0.1)	—
Change in uncertain tax positions	0.8	(5.1)	1.1
Excess tax benefits from stock plans	(2.1)	—	—
Change in valuation allowance	0.1	0.2	(5.8)
Other	(0.1)	(0.1)	—
Effective income tax rate	22.6%	31.9%	33.0%

(1) Effective income tax rate for 2017 includes impacts related to the Tax Cuts and Jobs Act (the “TCJ Act”).

Deferred Income Taxes
Individually significant components of deferred income tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2017	2016
Deferred income tax assets:
Accrued liabilities	$3,000	$5,089
Allowance for doubtful accounts	12	40
Inventory valuation	254	199
Capitalized indirect inventory costs	383	497
Stock-based compensation expense	897	1,346
Deferred rent	588	865
Accrued royalty	—	429
Net operating loss carryforward	1,715	2,377
Basis difference on long-lived assets	548	1,052
Credit carryforward	634	615
Other	179	140
Gross deferred income tax assets	8,210	12,649
Valuation allowance	(914)	(886)
Deferred income tax assets, net of valuation allowance	7,296	11,763
Deferred income tax liabilities:
Prepaid advertising	(370)	(1,302)
Other prepaids	(610)	(744)
Basis difference of long-lived assets	(14,856)	(26,215)
Undistributed earnings of foreign subsidiaries	—	(457)
Other	(18)	(25)
Deferred income tax liabilities	(15,854)	(28,743)
Net deferred income tax liabilities	$(8,558)	$(16,980)

Our net deferred income tax assets (liabilities) were recorded on our consolidated balance sheets as follows (in thousands):

	As of December 31,
	2017	2016
Deferred income tax assets, non-current	—	11
Deferred income tax liabilities, non-current	(8,558)	(16,991)
Net deferred income tax liabilities	$(8,558)	$(16,980)

On December 22, 2017, the TCJ Act was enacted into law. The TCJ Act provides for significant changes to the U.S. Internal Revenue Code of 1986 that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 35% to 21%, changes or limitations to certain tax deductions, implementing the territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.

We made an effort to reasonably estimate the impact of the TCJ Act, however, due to the complexities and the timing of the enactment, our accounting under ASC 740 for certain income tax effects of the TCJ Act is provisional as of December 31, 2017. We reported, as provisional amounts, the specific effect of those items for which the accounting is not complete but for which we determined a reasonable estimate. These provisional amounts are subject to adjustment during a “measurement period” until the accounting under ASC 740 is complete.

Further, on December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the TCJ Act. In accordance with SAB 118, we have calculated and recorded a $5.6 million income tax benefit in the fourth quarter of 2017 related to the remeasurement of certain deferred tax assets and liabilities. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

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

As of December 31, 2017, we had a valuation allowance against net deferred income tax assets of $0.9 million. Of the remaining valuation allowance, $0.7 million primarily relates to domestic state tax credit carryforwards as we currently do not anticipate generating income of appropriate character to utilize those credits. The remainder of $0.2 million relates to foreign net operating loss carryforwards. Should it be determined in the future that it is more likely than not that our domestic deferred income tax assets will be realized, an additional valuation allowance would be released during the period in which such an assessment is made. There have been no material changes to our foreign operations since December 31, 2016, and, accordingly, we maintain our existing valuation allowance on foreign deferred income tax assets in such jurisdictions at December 31, 2017.

Income Tax Carryforwards
As of December 31, 2017, we had the following income tax carryforwards (in millions):

	Amount	Expires in
Net operating loss carryforwards
U.S. state	$32.0	2018 - 2035
China	$0.8	2020 - 2022
Income tax credit carryforwards
U.S. state	$0.9	2018 - 2031

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

Unrecognized Tax Benefits
Following is a reconciliation of gross unrecognized tax benefits from uncertain tax positions, excluding the impact of penalties and interest (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance, January 1	$1,970	$2,519	$2,768
Additions for tax positions taken in prior years	38	21	1
Reductions for tax positions taken in prior years	(5)	(523)	(426)
Additions for tax positions related to the current year	211	83	43
Lapses of statutes of limitations	(11)	(130)	—
Other	(9)	—	133
Balance, December 31	$2,194	$1,970	$2,519

Of the $2.2 million of gross unrecognized tax benefits from uncertain tax positions outstanding as of December 31, 2017, $2.0 million would affect our effective tax rate if recognized.
We recorded tax-related interest and penalty expense (benefit) of $0.3 million, $(1.9) million and $0.5 million in 2017, 2016 and 2015, respectively. We had a cumulative liability for interest and penalties related to uncertain tax positions as of December 31, 2017 and 2016 of $1.0 million and $0.7 million, respectively.

Our U.S. federal income tax returns for 2009 through 2017 are open to review by the U.S. Internal Revenue Service. Our state income tax returns for 2007 through 2017 are open to review, depending on the respective statute of limitation in each state. In addition, we file income tax returns in several non-U.S. jurisdictions with varying statutes of limitation.

As of December 31, 2017, we believe it is reasonably likely that, within the next 12 months, $0.8 million of the previously unrecognized tax benefits related to certain non-U.S. filing positions may be recognized.

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

	Unrealized Gain (Loss) on Available-for-Sale Securities	Gain (loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2015	$(18)	$—	$(290)	$(308)
Current period other comprehensive income (loss)	2	—	(1,021)	(1,019)
Balance, December 31, 2015	(16)	—	(1,311)	(1,327)
Current period other comprehensive income (loss) before reclassifications	8	(450)	126	(316)
Reclassification of amounts to earnings	—	426	—	426
Net other comprehensive income (loss) during period	8	(24)	126	110
Balance, December 31, 2016	(8)	(24)	(1,185)	(1,217)
Current period other comprehensive income (loss) before reclassifications	(56)	80	774	798
Reclassification of amounts to earnings	—	160	—	160
Net other comprehensive income (loss) during period	(56)	240	774	958
Balance, December 31, 2017	$(64)	$216	$(411)	$(259)

(16) STOCK-BASED COMPENSATION

2015 Long-Term Incentive Plan
On April 28, 2015, Nautilus shareholders approved our 2015 Long-Term Incentive Plan (the “2015 Plan”), which replaced our 2005 Long-Term Incentive Plan that expired in 2015. The 2015 Plan is administered by the Compensation Committee of the Board of Directors and authorizes us to grant various types of stock-based awards including: stock options, stock appreciation rights, RSAs, RSUs, and PSUs. Stock options granted under the 2015 Plan shall not have an exercise price less than the fair market value of our common stock on the date of the grant. The exercise price of a stock option or stock appreciation right may not be reduced without shareholder approval. Stock options generally vest over periods of three or four years of continuous service, commencing on the date of grant. Stock options granted under the 2015 Plan have a seven-year contractual term.

Upon adoption, there were approximately 4.8 million shares available for issuance under the 2015 Plan. The number of shares available for issuance upon adoption of the 2015 Plan included new shares approved, plus any shares of common stock which were previously reserved for issuance under our preceding plan and were not subject to grant as of April 28, 2015, or as to which the stock-based compensation award is forfeited on or after April 28, 2015. The number of shares available for issuance is reduced by (i) two shares for each share delivered in settlement of any stock appreciation rights, RSA, RSU or PSU awards, and (ii) one share for each share delivered in settlement of a stock option award. In no event shall more than 1.0 million aggregate shares of common stock subject to stock options, stock appreciation rights, RSA, RSU or PSU awards be granted to any one participant in any one year under the 2015 Plan. At December 31, 2017, we had 4.2 million shares available for future grant under our 2015 Plan, and a total of 4.9 million shares of our common stock are reserved for future issuance pursuant to awards currently outstanding under the 2015 Plan and our previous plan combined.

Stock Option Activity
Stock option activity was as follows (shares in thousands):

	Options Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2016	433	$5.03
Forfeited, canceled or expired	(1)	15.58
Exercised	(135)	4.15
Outstanding at December 31, 2017	297	$5.37

Certain information regarding options outstanding at December 31, 2017 was as follows:

	Options Outstanding	Options Exercisable	Options Vested and Expected to Vest
Number (in thousands)	297	291	297
Weighted-average exercise price	$5.37	$5.19	$5.37
Aggregate intrinsic value (in thousands)	$2,405	$2,401	$2,405
Weighted average remaining contractual term (in years)	2.1	2.0	2.1

RSA Activity
Compensation expense for RSAs is recognized over the estimated vesting period. Following is a summary of RSA activity (shares in thousands):

	RSAs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2016	44	$16.31
Granted	17	17.60
Vested	(14)	17.91
Outstanding at December 31, 2017	47	$16.28

RSU Activity
Compensation expense for RSUs is recognized over the estimated vesting period. Following is a summary of RSU activity (shares in thousands):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2016	109	$18.17
Granted	108	16.94
Forfeited, canceled or expired	(24)	17.78
Vested	(2)	19.07
Outstanding at December 31, 2017	191	$17.64

PSU Activity
Compensation expense for PSUs is recognized over the estimated requisite service period based on the number of PSUs ultimately expected to vest.

In February 2014, we granted PSU awards to certain of our executive officers covering a total of 82,494 shares of our common stock. The PSUs vested in 2017 based on achievement of goals established for operating income and revenue growth for the three-year performance period ended 2016. These awards vested in full in 2017 at the 150% maximum achievement for a total of 123,739 shares.

In April and September 2015, we granted PSU awards to certain of our executive officers and management team covering a total of 56,820 shares of our common stock. The PSUs vest based on achievement of goals established for certain operating income and return on asset criteria for a three-year performance period. The number of shares vesting under the PSU awards following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%. These awards are expected to vest at approximately 115% achievement, net of any forfeitures. As of December 31, 2017, approximately 44,900 PSU shares remained, net of actual forfeitures to date.

In December 2015, we granted PSU awards to a certain executive officer and management team personnel covering a total of 117,230 shares of our common stock. The PSUs vest based on achievement of certain operating income and operating margin goals for a three-year performance period. The number of shares vesting under the PSU awards following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. As of December 31, 2017, approximately 13,600 PSU shares remained, net of actual forfeitures to date. These awards were authorized for replacement by our Board of Directors during 2017 and will be processed in 2018.

In February 2016, we granted PSU awards to certain of our executive officers and management team covering a total of 54,818 shares of our common stock. The PSUs vest based on achievement of goals established for growth in operating income as a percentage of net revenue and return on invested capital over a three-year performance period. The number of shares that ultimately vest following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%. As of December 31, 2017, approximately 48,600 PSU shares remained, net of actual forfeitures to date.

In February 2017, we granted PSU awards to certain of our executive officers and management team covering a total of 72,017 shares of our common stock. The PSUs vest based on achievement of goals established for growth in operating income as a percentage of net revenue and return on invested capital over a three-year performance period. The number of shares that ultimately vest following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%. As of December 31, 2017, approximately 65,100 PSU shares remained, net of actual forfeitures to date.

Following is a summary of PSU activity (shares in thousands):

	PSUs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2016	264	$14.66
Granted and additional goal shares awarded	113	13.84
Forfeited, canceled or expired	(81)	16.99
Vested	(124)	8.23
Outstanding at December 31, 2017	172	$17.65

Stock-Based Compensation
Stock-based compensation expense, primarily included in general and administrative expense, was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock options	$84	$389	$327
RSAs	287	168	—
RSUs	954	734	544
PSUs	408	1,211	575
ESPP	123	111	38
	$1,856	$2,613	$1,484

Certain other information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Weighted average grant-date per share fair value of stock options granted	$—	$—	$8.94
Total intrinsic value of stock options exercised	1,522	1,221	4,142
Fair value of RSUs vested	28	311	673
Fair value of PSUs vested	2,036	574	1,454

As of December 31, 2017, unrecognized compensation expense for outstanding, but unvested stock-based awards was $2.6 million, which is expected to be recognized over a weighted average period of 0.4 to 1.3 years.

Employee Stock Purchase Plan
On April 28, 2015, our shareholders approved our Employee Stock Purchase Plan (the “ESPP”). The ESPP is administered by the Compensation Committee of the Board of Directors and provides eligible employees with an opportunity to purchase shares of our common stock at a discount using payroll deductions. The ESPP authorizes the issuance of up to 0.5 million shares of our common stock, subject to adjustment as provided in the ESPP for stock splits, stock dividends, recapitalizations and other similar events.

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

ESPP activity was as follows (shares in thousands):

	Shares Available for Issuance	Weighted- Average Purchase Price	Weighted-Average Discount per Share
Balance at December 31, 2016	469
Employee shares purchased	(37)	$13.20	$2.19
Balance at December 31, 2017	432

Assumptions used in calculating the fair value of stock option grants and employee stock purchases were as follows:

	Year Ended December 31,
	2017	2016	2015
	ESPP	ESPP	ESPP	Options
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.8%	0.4%	0.1%	1.6%
Expected life (years)	N/A	N/A	N/A	4.28
Expected volatility	44%	56%	43%	71%

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

(17) STOCK REPURCHASE PROGRAM

On November 3, 2014, our Board of Directors authorized a stock repurchase program that authorized us to repurchase up to $15.0 million of our outstanding common stock from time to time during the ensuing period of 24 months. As of November 2016, the stock repurchases under this program were completed in full and the program expired.

On May 4, 2016, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding common stock from time to time through May 4, 2018. During 2017, repurchases under this program totaled $8.1 million. As of November 2017, the stock repurchases under this program were completed in full and the program expired.

On April 25, 2017, our Board of Directors authorized a $15.0 million share repurchase program. Under this program, shares of common stock may be repurchased from time to time through April 25, 2019. Repurchases may be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases are funded with existing cash balances, and the repurchased shares are retired and returned to unissued authorized shares. As of December 31, 2017, repurchases under this program totaled $3.0 million.

As of December 31, 2017, there was $12.0 million remaining available for share repurchases pursuant to the 2017 program. Repurchases for 2015 through 2017 for all programs were as follows:

Year Ended	Number of Shares	Repurchased Amount	Average Price per Share
December 31, 2015	711,708	$11,567,527	$16.25
December 31, 2016	319,805	5,390,355	16.86
December 31, 2017	788,416	11,054,983	14.02
Totals to Date	1,819,929	$28,012,865	$15.39

(18) INCOME PER SHARE

The weighted average numbers of shares outstanding used to compute income per share amounts were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Shares used for basic per share calculations	30,671	31,032	31,288
Dilutive effect of outstanding options, RSUs, and PSUs	339	269	301
Shares used for diluted per share calculations	31,010	31,301	31,589

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted income per share, primarily because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future (in thousands):

	As of December 31,
	2017	2016	2015
Stock options	8	8	12

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

	Year ended December 31,
	2017	2016	2015
401(k) matching contributions	$1,056	$1,014	$746

(20) SEGMENT AND ENTERPRISE-WIDE INFORMATION

In accordance with FASB ASC 280, Segment Reporting, we determined that we have two operating segments - Direct and Retail. There have been no changes in our operating segments during the year ended December 31, 2017.

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

Following is summary information by reportable segment (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net Sales:
Direct	$219,440	$225,057	$225,595
Retail	183,875	177,920	106,195
Unallocated royalty	2,869	3,062	3,974
Consolidated net sales	$406,184	$406,039	$335,764
Contribution:
Direct	$34,900	$43,215	$39,940
Retail	27,495	29,451	12,850
Unallocated royalty	2,852	3,018	3,974
Consolidated contribution	$65,247	$75,684	$56,764

Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$65,247	$75,684	$56,764
Amounts not directly related to segments:
Operating expenses	(28,944)	(22,290)	(16,493)
Other expense, net	(598)	(1,813)	(249)
Income tax expense	8,080	16,480	13,219
Income from continuing operations	$27,625	$35,101	$26,803

Depreciation and amortization expense:
Direct	$1,666	$1,944	$868
Retail	4,606	4,775	757
Unallocated corporate	2,371	1,155	1,787
Total depreciation and amortization expense	$8,643	$7,874	$3,412

	As of December 31,
Assets:	2017	2016
Direct	$40,532	$37,388
Retail	192,064	206,580
Unallocated corporate	92,180	89,098
Total assets	$324,776	$333,066

Net sales by geographic area were as follows:

	Year Ended December 31,
	2017	2016	2015
U.S.	$352,703	$353,893	$295,366
Canada	25,589	26,005	33,230
All other	27,892	26,141	7,168
	$406,184	$406,039	$335,764

There are no material long-lived assets held outside of the U.S.

In 2017, 2016 and 2015, Amazon.com accounted for 11.9%, 11.3% and 11.1%, respectively, of our net sales.

(21) COMMITMENTS AND CONTINGENCIES

Operating Leases
We lease property and equipment under non-cancellable operating leases which, in the aggregate, extend through 2025. Many of these leases contain renewal options and provide for rent escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Rent expense under all operating leases was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Rent expense	$6,095	$6,561	$5,033

As of December 31, 2017, future minimum lease payments under non-cancellable leases, reduced for sublease income, were as follows (in thousands):

2018	$5,016
2019	5,035
2020	4,983
2021	4,021
2022	2,703
Thereafter	4,353
$26,111

Guarantees, Commitments and Off-Balance Sheet Arrangements
We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of December 31, 2017, we had approximately $19.0 million in non-cancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses. As of December 31, 2017, we had no outstanding letters of credit with any of our vendors.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of December 31, 2017.

Legal Matters
From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

Litigation and jury verdicts are, to some degree, inherently unpredictable, and although we have determined that a loss is not probable in connection with any current legal proceeding, it is reasonably possible that a loss may be incurred in connection with proceedings to which we are a party. Assessment of whether incurrence of a loss is probable, or a reasonable possibility, in connection with a particular proceeding, and estimation of the loss, or a range of loss, involves complex judgments and numerous uncertainties. Management is unable to estimate a range of reasonably possible losses related to litigation in which the damages sought are indeterminate, or the legal and factual basis for the relevant claims have not been developed with specificity. As such, zero liability is recorded as of December 31, 2017.

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

As of the date of filing of this Annual Report on Form 10-K, we were not involved in any material legal proceedings.

(22) SUPPLEMENTARY INFORMATION - QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table summarizes our unaudited quarterly financial data for 2017 and 2016 (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
2017
Net sales	$113,252	$77,029	$88,132	$127,771	$406,184
Gross profit	61,745	38,378	41,315	62,444	203,882
Operating income(1)	12,683	3,849	13,365	6,406	36,303
Income from continuing operations(2)	8,185	2,566	8,342	8,532	27,625
Loss from discontinued operations(3)	(1,092)	(77)	(101)	(88)	(1,358)
Net income	7,093	2,489	8,241	8,444	26,267
Net income per share:
Basic	$0.23	$0.08	$0.27	$0.28	$0.86
Diluted	0.23	0.08	0.27	0.27	0.85

2016
Net sales	$120,928	$78,529	$80,818	$125,764	$406,039
Gross profit	66,344	41,862	39,217	64,102	211,525
Operating income	19,300	6,573	8,211	19,310	53,394
Income from continuing operations(4)	11,586	3,696	7,845	11,974	35,101
Loss from discontinued operations	(142)	(166)	(251)	(364)	(923)
Net income	11,444	3,530	7,594	11,610	34,178
Net income per share:
Basic	$0.37	$0.11	$0.24	$0.38	$1.10
Diluted	0.37	0.11	0.24	0.37	1.09

(1) Operating income for the quarter ended December 31, 2017 included an $8.8 million non-cash asset impairment charge related to the Octane Fitness brand name.

(2) Income from continuing operations for the quarter ended December 31, 2017 included a non-recurring tax benefit of $5.6 million related to the change in U.S. tax law that resulted in the reassessment of certain deferred tax assets and liabilities.

(3) Loss from discontinued operations for the quarter ended March 31, 2017 included a $1.2 million expense related to a lawsuit settlement with Biosig Instruments, Inc.

(4) Income from continuing operations for the quarter ended September 30, 2016 included a non-recurring tax benefit of $2.7 million related to the release of previously unrecognized tax benefits associated with certain non-U.S. filing positions, which resulted from completing the deregistration of a certain foreign entity.

(23) SUBSEQUENT EVENT

On February 21, 2018, our Board of Directors authorized an additional $15.0 million share repurchase program. Under the new program, shares of our common stock may be repurchased from time to time through February 21, 2020. Repurchases may be made in open market transactions at prevailing prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases will be funded from existing cash balances, and repurchased shares will be retired and returned to unissued authorized shares. To date, we have not repurchased any shares under the new $15.0 million program.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As of December 31, 2017, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2017 that our disclosure controls and procedures were effective.

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

Management's Assessment
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2017, which appears in Part II, Item 8 of this report.

Changes In Internal Control Over Financial Reporting
We are implementing an enterprise resource planning ("ERP") system and complementary systems that support our Retail operations related to Octane. During the fourth quarter of 2017, the ERP requirements were refined in certain areas to support certain legacy business-to-business and business-to-consumer processes as part of the initial deployment. Development and deployment of features of the ERP and complementary systems continued and are in progress. We expect to deploy certain operations-related features ahead of final cut-over activities. This approach is expected to provide a smooth transition and reduce risk by deploying new features into the production environment over time as opposed to a single launch. Full implementation is planned to be completed in the second quarter of 2018. As each phase of the implementation occurs, we are taking steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate these controls for effectiveness.

There were no other changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the captions Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officers, Information Concerning the Board of Directors and Code of Ethics in our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2018 (the "2018 Proxy Statement"). If the 2018 Proxy Statement is not filed with the SEC by April 30, 2018, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2018.

Item 11. Executive Compensation

The information required by this item will be set forth under the captions Executive Compensation and Director Compensation in our 2018 Proxy Statement. If the 2018 Proxy Statement is not filed with the SEC by April 30, 2018, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table provides information about our equity compensation plan as of December 31, 2017 (shares in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1),(2),(3) (a)	Weighted average exercise price of outstanding options, warrants and rights(4) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	469	$5.37	4,206
Equity compensation plans not approved by security holders	—	—	—
Total	469	$5.37	4,206

(1) Includes approximately 158 PSU awards granted to certain executive officers and management team. The awards vest based on service requirements along with achievement of certain financial goals established for a three-year performance period, and can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%. Of the 158 PSU shares, 45 are calculated at 115% of the target award, 65 are calculated at 100% of target, and 48 are calculated at 0% of target.
(2) Includes approximately 14 PSU awards granted to certain management personnel pursuant to the acquisition of Octane (see Note 2 of notes to consolidated financial statements). The awards vest based on service requirements along with achievement of certain financial goals established for a three-year performance period. The 14 PSU shares were authorized for replacement by our Board of Directors during 2017 and will be processed in 2018.

(3) Excludes 238 RSA and RSU awards outstanding at December 31, 2017, of which 47 RSA shares are subject to vesting and release, and 191 RSU shares are subject to forfeiture.
(4) Weighted average exercise price shown in column (b) does not take into account the PSU awards included in column (a) of the table.

For further information regarding our equity compensation plan, refer to Note 16, Stock-Based Compensation, to our consolidated financial statements in Part II, Item 8 of this report.

Beneficial Ownership
The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in our 2018 Proxy Statement. If the 2018 Proxy Statement is not filed with the SEC by April 30, 2018, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Information Concerning the Board of Directors in our 2018 Proxy Statement. If the 2018 Proxy Statement is not filed with the SEC by April 30, 2018, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2018.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Ratification of Appointment of Independent Registered Public Accounting Firm for 2018 in our 2018 Proxy Statement. If the 2018 Proxy Statement is not filed with the SEC by April 30, 2018, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Schedules
The consolidated financial statements, together with the reports thereon of KPMG LLP and Deloitte & Touche LLP, are included on the pages indicated below:

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

10.9*
Severance and Employment Agreement, dated September 21, 2007, between the Company and Wayne M. Bolio - Incorporated by reference to Exhibit 10.33 of our Form 10-K for the fiscal year ended December 31, 2010 as filed with the Commission on March 8, 2011.

10.10*
Severance and Employment Agreement, dated March 30, 2011, between the Company and William B. McMahon - Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K as filed with the Commission on March 31, 2011.

10.11
Office Lease Agreement dated as of July 25, 2011, by and between Nautilus, Inc. and Columbia Tech Center, L.L.C. - Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K as filed with the Commission on July 29, 2011.

10.12*
Executive Employment Agreement dated as of May 30, 2011, between Nautilus, Inc. and Bruce M. Cazenave - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the three months ended June 30, 2011 as filed with the Commission on August 11, 2011.

10.13*	Form of Restricted Stock Unit Agreement - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the three months ended June 30, 2011 as filed with the Commission on August 11, 2011.

10.14*
Form of Non-Employee Director Nonstatutory Stock Option Agreement - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the three months ended March 31, 2012 as filed with the Commission on May 9, 2012.

10.15*
Form of Non-Employee Director Restricted Stock Unit Award Agreement - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the three months ended June 30, 2013 as filed with the Commission on August 8, 2013.

10.16*
Executive Employment Agreement dated as of February 10, 2014, by and between Nautilus, Inc. and Sidharth Nayar - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the three months ended March 31, 2014 as filed with the Commission on May 8, 2014.

10.17*
Offer Letter, dated July 26, 2013, between the Company and Jeffery Collins - Incorporated by reference to Exhibit 10.3 of our Form 10-Q for the three months ended March 31, 2014 as filed with the Commission on May 8, 2014.

Exhibit No.	Description

10.18
First Lease Modification Agreement, dated as of June 19, 2014, to the Office Lease by and between Nautilus, Inc. and Columbia Tech Ceter, L.L.C. dated July 25, 2011 - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the three months ended June 30, 2014 as filed with the Commission on August 7, 2014.

10.19
Credit Agreement dated December 5, 2014 between Nautilus, Inc. and JPMorgan Chase Bank, N.A. - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated December 5, 2014 as filed with the Commission on December 8, 2014.

10.20
Continuing Security Agreement dated December 5, 2014 between Nautilus, Inc. and JPMorgan Chase Bank, N.A. - Incorporated by reference to Exhibit 10.2 of our Form 8-K dated December 5, 2014 as filed with the Commission on December 8, 2014.

10.21
Line of Credit Note dated December 5, 2014 between Nautilus, Inc. and JPMorgan Chase Bank, N.A. - Incorporated by reference to Exhibit 10.3 of our Form 8-K dated December 5, 2014 as filed with the Commission on December 8, 2014.

10.22*	Nautilus, Inc. 2015 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated April 28, 2015 as filed with the Commission on May 4, 2015.

10.23	Nautilus, Inc. Employee Stock Purchase Plan - Incorporated by reference to Exhibit 10.2 of our Form 8-K dated April 28, 2015 as filed with the Commission on May 4, 2015.

10.24
Consent and Amendment to Loan Documents dated December 31, 2015 between Nautilus, Inc. and JPMorgan Chase Bank, N.A. - Incorporated by reference to Exhibit 10.30 of our Form 10-K for the year ended December 31, 2015 as filed with the Commission on February 25, 2016.

10.25
Term Note dated December 31, 2015 between Nautilus, Inc. and JPMorgan Chase Bank, N.A. - Incorporated by reference to Exhibit 10.31 of our Form 10-K for the year ended December 31, 2015 as filed with the Commission on February 25, 2016.

10.26*
Employment Agreement dated December 28, 2016, by and between Nautilus, Inc. and Brian Pope - Incorporated by reference to Exhibit 10.34 of our Form 10-K for the year ended December 31, 2016 as filed with the Commission on February 27, 2017.

10.27*
Employment Agreement dated January 1, 2017, by and between Nautilus, Inc. and Ryan Simat - Incorporated by reference to Exhibit 10.35 of our Form 10-K for the year ended December 31, 2016 as filed with the Commission on February 27, 2017.

10.28*	Offer Letter dated November 8, 2017, between the Company and Christopher K. Quatrochi.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUTILUS, INC.
(Registrant)

March 6, 2018	By:	/s/ Bruce M. Cazenave
Date		Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.
(Registrant)

March 6, 2018	By:	/s/ Sidharth Nayar
Date		Sidharth Nayar
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2018.

(Remainder of page is blank.)

Signature	Title
/s/ Bruce M. Cazenave	Chief Executive Officer (Principal Executive Officer)
Bruce M. Cazenave

/s/ Sidharth Nayar	Chief Financial Officer (Principal Financial and Accounting Officer)
Sidharth Nayar

*	Chairman
M. Carl Johnson, III

*	Director
Ronald P. Badie

*	Director
Richard A. Horn

*	Director
Anne G. Saunders

*	Director
Marvin G. Siegert

*By:	/s/ Wayne M. Bolio	March 6, 2018
Wayne M. Bolio
Attorney-In-Fact