Form 10-Q
period 2018-03-31
NAUTILUS, INC.
filed 2018-05-08
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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
The number of shares outstanding of the registrant's common stock as of April 30, 2018 was 30,414,512 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	March 31, 2018	December 31, 2017
		*
Assets
Cash and cash equivalents	$23,747	$27,893
Available-for-sale securities	68,905	57,303
Trade receivables, net of allowances of $133 and $119	29,796	42,685
Inventories	37,699	53,354
Prepaids and other current assets	7,132	7,240
Income taxes receivable	30	17
Total current assets	167,309	188,492
Property, plant and equipment, net	16,591	15,827
Goodwill	61,963	62,030
Other intangible assets, net	56,933	57,743
Deferred income tax assets, non-current	287	—
Other assets	704	684
Total assets	$303,787	$324,776
Liabilities and Shareholders' Equity
Trade payables	$41,724	$66,899
Accrued liabilities	12,126	10,764
Warranty obligations, current portion	3,900	3,718
Note payable, current portion, net of unamortized debt issuance costs of $7 and $7	15,993	15,993
Total current liabilities	73,743	97,374
Warranty obligations, non-current	2,158	2,399
Income taxes payable, non-current	3,103	2,955
Deferred income tax liabilities, non-current	9,687	8,558
Other non-current liabilities	2,208	2,315
Note payable, non-current, net of unamortized debt issuance costs of $12 and $14	27,988	31,986
Total liabilities	118,887	145,587
Commitments and contingencies (Note 14)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 30,161 and 30,305 shares issued and outstanding	230	—
Retained earnings	184,939	179,448
Accumulated other comprehensive loss	(269)	(259)
Total shareholders' equity	184,900	179,189
Total liabilities and shareholders' equity	$303,787	$324,776
*See Note 2.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
		*
Net sales	$114,813	$113,252
Cost of sales	55,942	51,507
Gross profit	58,871	61,745
Operating expenses:
Selling and marketing	36,763	37,665
General and administrative	6,910	7,486
Research and development	4,501	3,911
Total operating expenses	48,174	49,062
Operating income	10,697	12,683
Other income (expense):
Interest income	272	131
Interest expense	(293)	(444)
Other, net	(13)	(47)
Total other expense, net	(34)	(360)
Income from continuing operations before income taxes	10,663	12,323
Income tax expense	2,523	4,138
Income from continuing operations	8,140	8,185
Discontinued operations:
Loss from discontinued operations before income taxes	(17)	(1,626)
Income tax expense (benefit) of discontinued operations	64	(534)
Loss from discontinued operations	(81)	(1,092)
Net income	$8,059	$7,093

Basic income per share from continuing operations	$0.27	$0.27
Basic loss per share from discontinued operations	—	(0.04)
Basic net income per share	$0.27	$0.23

Diluted income per share from continuing operations	$0.27	$0.26
Diluted loss per share from discontinued operations	—	(0.04)
Diluted net income per share(1)	$0.26	$0.23
Shares used in per share calculations:
Basic	30,314	30,713
Diluted	30,591	31,127
*See Note 2.
(1) May not add due to rounding.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
		*
Net income	$8,059	$7,093
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of income tax benefit of $18 and $12	(37)	(19)
Gain on derivative securities, effective portion, net of income tax expense of $28 and $72	144	119
Foreign currency translation, net of income tax benefit of $3 and $0	(117)	71
Other comprehensive income (loss)	(10)	171
Comprehensive income	$8,049	$7,264
*See Note 2.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
		*
Cash flows from operating activities:
Income from continuing operations	$8,140	$8,185
Loss from discontinued operations	(81)	(1,092)
Net income	8,059	7,093
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,439	2,244
Provision for allowance for doubtful accounts	21	83
Inventory lower-of-cost-or-market/NRV adjustments	52	95
Stock-based compensation expense	479	625
Deferred income taxes, net of valuation allowance	838	(435)
Other	21	5
Changes in operating assets and liabilities:
Trade receivables	12,864	20,471
Inventories	15,283	12,564
Prepaids and other current assets	230	1,060
Income taxes receivable	(13)	1,524
Trade payables	(26,016)	(27,232)
Accrued liabilities, including warranty obligations	1,339	(1,077)
Net cash provided by operating activities	15,596	17,020
Cash flows from investing activities:
Purchases of available-for-sale securities	(22,054)	(36,665)
Proceeds from maturities of available-for-sale securities	10,395	7,355
Purchases of property, plant and equipment	(1,262)	(45)
Net cash used in investing activities	(12,921)	(29,355)
Cash flows from financing activities:
Payments on long-term debt	(4,000)	(4,000)
Payments for stock repurchases	(2,718)	(3,427)
Proceeds from exercise of stock options	100	120
Tax payments related to stock award issuances	(198)	(741)
Net cash used in financing activities	(6,816)	(8,048)
Effect of exchange rate changes on cash and cash equivalents	(5)	269
Decrease in cash and cash equivalents	(4,146)	(20,114)
Cash and cash equivalents:
Beginning of period	27,893	47,874
End of period	$23,747	$27,760
Supplemental disclosure of cash flow information:
Cash paid for interest	$292	$446
Cash paid for income taxes, net	493	2,332
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$849	$590
*See Note 2.
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

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Further information regarding significant estimates can be found in our 2017 Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2018 and December 31, 2017, and our results of operations, comprehensive income and cash flows for the three months ended March 31, 2018 and 2017. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally, and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

ASU 2018-05
In March 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-05, "Income Taxes (Topic 740)." ASU 2018-05 provides amendments to SEC paragraphs pursuant to Staff Accounting Bulletin ("SAB") No. 118 related to the accounting for the income tax effects of the Tax Cuts and Jobs Act ("TCJA") enacted as of December 22, 2017. ASU 2018-05 clarifies the income tax effects of the TCJA when accounting under Topic 740 is (1) complete, (2) incomplete, but for which a reasonable estimate can be determined, or (3) incomplete, but for which a reasonable estimate cannot be determined. The adoption of ASU 2018-05 as of the March 13, 2018 issuance date had no material impact on our financial position, results of operations or cash flows. With the adoption of ASU 2018-05 under the provisions of SAB 118, we made an effort to reasonably estimate the impact of the TCJA, however, we have not completed our accounting under Topic 740 as of March 31, 2018.

ASU 2017-09
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718) - Scope in Modification Accounting." ASU 2017-09 provides clarity and reduces diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. An entity should account for the effects of a modification unless all of certain criteria are met. Those criteria relate to fair value, vesting conditions and classification of the modified award. If all three conditions are the same for the modified award as for the original award, then the entity should not account for the effects of the modification. ASU 2017-09 is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Our adoption of ASU 2017-09 as of January 1, 2018 had no material impact on our financial position, results of operations or cash flows.

ASU 2016-16
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory." Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset is sold to an outside party. The amendments in ASU 2016-16 eliminate the exception for an intra-entity transfer of an asset other than inventory, and allows recognition of the income tax consequences when the transfer occurs. ASU 2016-16 is effective for public companies' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. Our adoption of ASU 2016-16 as of January 1, 2018 had no material effect on our financial position, results of operations or cash flows.

ASU 2016-15
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." The amendments in ASU 2016-15 are intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows, with the intent of reducing diversity in practice for the eight types of cash flows identified. ASU 2016-15 is effective for public companies' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017. Our adoption of ASU 2016-15 as of January 1, 2018 had no material effect on our financial position, results of operations or cash flows.

ASU 2014-09
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 replaces most existing revenue recognition guidance, and requires companies to recognize revenue based upon the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. In addition, the standard requires disclosures related to the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We applied the five-step method outlined in the ASU to all revenue streams and elected the full retrospective method for our adoption of the standard as of January 1, 2018. The additional disclosures required by the ASU are included in Note 2, Revenues.

Recently Issued Pronouncements Not Yet Adopted

ASU 2018-02
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)." ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA, thereby eliminating the stranded tax effects and improving the usefulness of reported information to financial statement users. ASU 2018-02 is effective for all entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period, for public business entities for which financial statements have not yet been issued. While we do not expect the adoption of ASU 2018-02 to have a material effect on our business, we are evaluating the potential impact that ASU 2018-02 may have on our financial position, results of operations and cash flows.

ASU 2017-12
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 provides better alignment of an entity's risk management activities and financial reporting of hedges through changes to both the designation and measurement guidance for qualifying hedging relationships. In addition, the amendments in ASU 2017-12 also simplify the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements to increase the understandability of the results of an entity's intended hedging strategies. ASU 2017-12 is effective for public companies' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted in any interim period after issuance of the new standard, with effect of adoption reflected as of the beginning of the fiscal year of adoption. For cash flow and net investment hedges existing as of the adoption date, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income and opening retaining earnings. Amended presentation and disclosure guidance is required only prospectively, and certain transition elections are available upon adoption. While we do not expect the adoption of ASU 2017-12 to have a material effect on our business, we are evaluating the potential impact that ASU 2017-12 may have on our financial position, results of operations and cash flows.

ASU 2016-02
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 replaces the existing guidance in Accounting Standards Codification ("ASC") 840, Leases. The new standard requires companies and other organizations to include lease obligations on their balance sheets, including a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use ("ROU") asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset, and for operating leases the lessee would recognize a straight-line total lease expense. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for public companies' annual periods, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently assessing the impact that ASU 2016-02 will have on our consolidated financial statements, and expect that the primary impact upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancellable operating leases on our consolidated balance sheets, resulting in the recording of ROU assets and lease liabilities, as well as additional disclosures. Based on initial high-level assessments of our main facilities leases related to our domestic operations, we expect ASU 2016-02 to have a material impact on our financial position, results of operations and cash flows. We also anticipate significant additional disclosure requirements associated with the new standard.

(2) REVENUES

Adoption of Topic 606
On January 1, 2018, we adopted ASU 2014-09 and all subsequent ASUs that modified ASC 606. We elected to apply the standard and all related ASUs retrospectively to each prior reporting period presented. The implementation of the new standard had no material impact on the measurement or recognition of revenue, resulting in no adjustments to prior periods. Additional disclosures, however, have been added in accordance with the ASU.

Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our product sales and shipping revenues are reported net of promotional discounts, returns allowances, contractual rebates, and consideration payable to our customers. We estimate the revenue impact of retail sales incentive programs based on the planned duration of the program and historical experience. If the amount of sales incentives is reasonably estimable, the impact of such incentives is recorded at the later of the time the customer is notified of the sales incentive or the time of the sale. We estimate our liability for product returns based on historical experience, and record the expected customer refund liability as a reduction of revenue, and the expected inventory right of recovery, net of estimated scrap, as a reduction of cost of sales. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.

We provide standard assurance-type warranties on our products which cover defective materials or nonconforming products, and is included with each product at no additional charge. In addition, we offer service-type/extended warranties for an additional fee to our Direct channel customers and Retail specialty and commercial customers. These warranty contracts provide coverage on labor and parts beyond the standard assurance warranty period.

For our product sales, services, and freight and delivery fees, we are the principal in the contract and recognize revenue at a point in time. For our Direct channel extended warranty contracts, we are the agent and recognize revenue on a net basis because our performance obligation is to facilitate the arrangement between our customers and the third-party performance obligor.

For customer contracts that include multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling price based on prices charged to customers or using expected cost plus margin.

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Product sales	$109,750	$107,842
Extended warranties and services	3,482	3,801
Other(1)	1,581	1,609
Net sales	$114,813	$113,252
(1) Other revenue is primarily freight and delivery and royalty income.

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
United States	$103,590	$101,038
Canada	5,783	7,120
All other	5,440	5,094
Net sales	$114,813	$113,252

As of March 31, 2018, estimated revenue expected to be recognized in the future totaled $7.3 million, primarily related to customer order backlog which includes firm orders for future shipment to our Retail customers, as well as unfulfilled consumer orders within the Direct channel. Retail orders of $6.3 million comprise the larger portion of our order backlog, while Direct orders of $0.9 million are a smaller portion of our backlog due to shorter fulfillment timeframes. The estimated future revenues are net of contractual rebates and consideration payable for applicable Retail customers, and net of current promotional programs and sales discounts for our Direct customers.

The following table provides information about our liabilities from contracts with customers, primarily customer deposits and deferred revenue, all of which are short-term in nature. The revenue recognized from contract liabilities and the remaining balances are shown below (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Balance, beginning of period	$1,084	$1,096
Cash additions	689	746
Revenue recognition	(1,080)	(776)
Balance, end of period	$693	$1,066

Exemptions and Elections
We apply the practical expedient as per ASC 606-10-50-14 and do not disclose information related to remaining performance obligations due to their original expected durations are one year or less.

We expense sales commissions when incurred because the amortization period would have been less than one year. These costs are recorded in selling and marketing expense.

We generally account for our shipping and handling activities as a fulfillment activity, consistent with the timing of revenue recognition; that is, when our customer takes control of the transferred goods. In the event that a customer were to take control of a product prior to shipment, we make an accounting policy election to treat such shipping and handling activities as a fulfillment cost.

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

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$5,555	$—	$—	$5,555
Total cash equivalents	5,555	—	—	5,555
Available-for-Sale Securities
Certificates of deposit(1)	—	24,282	—	24,282
Corporate bonds	—	34,626	—	34,626
U.S. government bonds	—	9,997	—	9,997
Total available-for-sale securities	—	68,905	—	68,905
Derivatives
Interest rate swap contract	—	544	—	544
Foreign currency forward contracts	—	195	—	195
Total derivatives	—	739	—	739
Total assets measured at fair value	$5,555	$69,644	$—	$75,199

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$10,946	$—	$—	$10,946
Commercial paper	—	1,996	—	1,996
Total cash equivalents	10,946	1,996	—	12,942
Available-for-Sale Securities
Certificates of deposit(1)	—	19,875	—	19,875
Corporate bonds	—	29,239	—	29,239
U.S. government bonds	—	8,189	—	8,189
Total available-for-sale securities	—	57,303	—	57,303
Derivatives
Interest rate swap contract	—	372	—	372
Foreign currency forward contracts	—	390	—	390
Total derivatives	—	762	—	762
Total assets measured at fair value	$10,946	$60,061	$—	$71,007

(1) All certificates of deposit are within current FDIC insurance limits.

We did not have any liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the three months ended March 31, 2018, nor for the year ended December 31, 2017.

We did not have any changes to our valuation techniques during the three months ended March 31, 2018, nor for the year ended December 31, 2017.

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

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property, plant and equipment, goodwill, other intangible assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We did not perform any valuations on assets or liabilities that are valued at fair value on a nonrecurring basis during the first three months of 2018. During the fourth quarter of 2017, we performed our annual goodwill and indefinite-lived trade names impairment analyses effective as of October 1, 2017. During the three months ended March 31, 2018, we did not record any other-than-temporary impairments on our financial assets required to be measured at fair value on a nonrecurring basis. For the year ended December 31, 2017, we recorded an impairment to our indefinite-lived Octane Fitness trade name in the amount of $8.8 million.

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

As of March 31, 2018, we had a $44.0 million interest rate swap outstanding with JPMorgan Chase Bank, N.A. This interest rate swap matures on December 31, 2020 and has a fixed rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark. At March 31, 2018, the one-month LIBOR rate was 1.65%.

We typically designate all interest rate swaps as cash flow hedges and, accordingly, record the change in fair value for the effective portion of these interest rate swaps in accumulated other comprehensive income rather than current period earnings until the underlying hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. For the three months ended March 31, 2018, there was no ineffectiveness. As of March 31, 2018, we expect to reclassify a gain of $0.3 million from accumulated other comprehensive income to earnings within the next twelve months.

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of March 31, 2018, total outstanding contract notional amounts were $24.1 million. At March 31, 2018, these outstanding balance sheet hedging derivatives had maturities of 90 days or less.

The fair value of our derivative instruments was included in our condensed consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of
		March 31, 2018	December 31, 2017
Derivative instruments designated as cash flow hedges:
Interest rate swap contract	Prepaids and other current assets	$256	$134
	Other assets	288	238
		$544	$372

Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Prepaids and other current assets	$195	$390

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Three Months Ended March 31,
		2018	2017
Derivative instruments designated as cash flow hedges:
Income recognized in other comprehensive income before reclassifications	---	$160	$51
Income (loss) reclassified from accumulated other comprehensive income to earnings for the effective portion	Interest expense	21	(102)
Income tax benefit (expense)	Income tax expense	(5)	34

Derivative instruments not designated as cash flow hedges:
Income recognized in earnings	Other, net	$1,029	$—
Income tax expense	Income tax expense	(244)	—

For additional information related to our derivatives, see Notes 3 and 10.

(5) INVENTORIES

Inventories are stated at the lower of cost and net realizable value, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	March 31, 2018	December 31, 2017
Finished goods	$33,309	$48,771
Parts and components	4,390	4,583
Total inventories	$37,699	$53,354

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				March 31, 2018	December 31, 2017
Automobiles	5	to	6	$23	$23
Leasehold improvements	4	to	20	3,673	3,542
Computer software and equipment	3	to	7	16,969	17,024
Machinery and equipment	3	to	5	15,531	15,178
Furniture and fixtures	5	to	20	2,376	2,295
Work in progress(1)	N/A			2,646	1,052
Total cost				41,218	39,114
Accumulated depreciation				(24,627)	(23,287)
Total property, plant and equipment, net				$16,591	$15,827

(1) Work in progress includes information technology assets, and production tooling and equipment.

Depreciation expense was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Depreciation expense	$1,629	$1,427

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The rollforward of goodwill was as follows (in thousands):

	Direct	Retail	Total
Balance, January 1, 2017	$2,180	$59,708	$61,888
Currency exchange rate adjustment	155	(13)	142
Balance, December 31, 2017	2,335	59,695	62,030
Currency exchange rate adjustment	(64)	(3)	(67)
Balance, March 31, 2018	$2,271	$59,692	$61,963

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				March 31, 2018	December 31, 2017
Indefinite-lived trademarks	N/A			$23,252	$23,252
Definite-lived trademarks	10	to	15	2,600	2,600
Patents	8	to	24	15,187	15,187
Customer relationships	10	to	15	24,700	24,700
				65,739	65,739
Accumulated amortization - definite-lived intangible assets				(8,806)	(7,996)
Other intangible assets, net				$56,933	$57,743

Amortization expense was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Amortization expense	$810	$817

Future amortization of definite-lived intangible assets is as follows (in thousands):

Remainder of 2018	$2,353
2019	3,134
2020	3,108
2021	3,078
2022	3,078
Thereafter	18,930
$33,681

(8) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	March 31, 2018	December 31, 2017
Payroll and related liabilities	$3,453	$3,659
Other	8,673	7,105
Total accrued liabilities	$12,126	$10,764

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

Changes in our product warranty obligations were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$6,117	$7,450
Accruals	1,234	803
Payments	(1,293)	(1,261)
Balance, end of period	$6,058	$6,992

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax (in thousands) for the periods presented:

	Unrealized Loss on Available-for-Sale Securities	Gain on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2018	$(64)	$216	$(411)	$(259)
Current period other comprehensive income (loss) before reclassifications	(37)	160	(117)	6
Reclassification of amounts to earnings	—	(16)	—	(16)
Net other comprehensive income (loss) during period	(37)	144	(117)	(10)
Balance, March 31, 2018	$(101)	$360	$(528)	$(269)

	Unrealized Loss on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$(8)	$(24)	$(1,185)	$(1,217)
Current period other comprehensive income (loss) before reclassifications	(19)	51	71	103
Reclassification of amounts to earnings	—	68	—	68
Net other comprehensive income (loss) during period	(19)	119	71	171
Balance, March 31, 2017	$(27)	$95	$(1,114)	$(1,046)

(11) STOCK REPURCHASE PROGRAM

On April 25, 2017, our Board of Directors authorized a $15.0 million share repurchase program. Under this program, shares of our common stock may be repurchased from time to time through April 25, 2019. As of March 31, 2018, repurchases under this program totaled $5.7 million.

On February 21, 2018 our Board of Directors authorized an additional $15.0 million share repurchase program. Under the new program, shares of our common stock may be repurchased from time to time through February 21, 2020. Repurchases may be made in open market transactions at prevailing prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases will be funded from existing cash balances, and repurchased shares will be retired and returned to unissued authorized shares. To date, we have not repurchased any shares under this program.

As of March 31, 2018, there was $24.3 million remaining available for repurchases under the share repurchase programs.

Cumulative repurchases pursuant to the programs are as follows:

Quarter Ended	Number of Shares	Repurchased Amount	Average Price Per Share
December 31, 2017	235,628	$3,012,869	$12.79
March 31, 2018	211,296	2,717,871	12.86
Totals-to-Date	446,924	$5,730,740	$12.82

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

	Three Months Ended March 31,
	2018	2017
Shares used to calculate basic income per share	30,314	30,713
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	277	414
Shares used to calculate diluted income per share	30,591	31,127

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

	Three Months Ended March 31,
	2018	2017
Stock options	13	14
Restricted stock units	1	15

(13) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments - Direct and Retail. There have been no changes in our operating segments during the three months ended March 31, 2018.

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

Following is summary information by reportable segment (in thousands):

	Three Months Ended March 31,
	2018	2017
Net sales:
Direct	$71,201	$74,703
Retail	42,993	37,805
Royalty	619	744
Consolidated net sales	$114,813	$113,252
Contribution:
Direct	$11,291	$15,333
Retail	3,921	2,212
Royalty	617	733
Consolidated contribution	$15,829	$18,278

Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$15,829	$18,278
Amounts not directly related to segments:
Operating expenses	(5,132)	(5,595)
Other expense, net	(34)	(360)
Income tax expense	(2,523)	(4,138)
Income from continuing operations	$8,140	$8,185

There was no material change in the allocation of assets by segment during the first three months of 2018 and, accordingly, assets by segment are not presented.

For the three months ended March 31, 2018, Dick's Sporting Goods, Inc. accounted for 10.4% of total net sales. For the three months ended March 31, 2017, no customer represented 10.0% or more of total net sales.

(14) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of March 31, 2018, we had no standby letters of credit.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of March 31, 2018, we had approximately $26.3 million in noncancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no related liabilities were recorded as of March 31, 2018.

Legal Matters
From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates accordingly. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss probable or reasonably possible, and whether the amount of a probable or reasonably possible loss is estimable. Among other factors, we evaluate the advice of internal and external counsel, the outcomes from similar litigation, current status of the lawsuits (including settlement initiatives), legislative developments and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. Further, while we face contingencies that are reasonably possible to occur, we are unable to estimate the possible loss or range of loss at this time. As such, zero liability is recorded as of March 31, 2018.

As of the date of filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). All references to the first quarter and first three months of 2018 and 2017 mean the three-month periods ended March 31, 2018 and 2017, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

As a result of the above and other factors, our period-to-period operating results may not be indicative of future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2017 Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. Forward-looking statements include any statements related to our future business and financial performance; anticipated fluctuations in net sales due to seasonality; plans and expectations regarding gross and operating margins; plans and expectations regarding research and development expenses and capital expenditures; anticipated losses from discontinued operations; results of media investment in the Direct segment; plans for new product introductions and anticipated demand for our new and existing products; and statements regarding our inventory and working capital requirements and the sufficiency of our financial resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including our ability to timely acquire inventory that meets our quality control standards from sole source foreign manufacturers at acceptable costs, the effectiveness, availability and price of media time consistent with our cost and audience profile parameters, greater than anticipated costs or delays associated with launch of new products, our ability to successfully integrate acquired businesses, a decline in consumer spending due to unfavorable economic conditions, softness in the retail marketplace, an adverse change in the availability of credit for our customers who finance their purchases, our ability to pass along vendor raw material price increases and increased shipping costs, our ability to effectively develop, market and sell future products, our ability to protect our intellectual property, the introduction of competing products, and our ability to get foreign-sourced product through customs in a timely manner. Additional assumptions, risks and uncertainties are described in Part I, Item 1A, "Risk Factors," in our 2017 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or conform them to actual results or to changes in circumstances or expectations.

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

Net sales for the first three months of 2018 were $114.8 million, a increase of $1.6 million, or 1.4%, as compared to net sales of $113.3 million for the first three months of 2017. Net sales of our Direct segment decreased $3.5 million, or 4.7%, in the first three months of 2018, compared to the first three months of 2017, primarily due to a decline in TreadClimber® sales, partially offset by growth of new products. Net sales of our Retail segment increased by $5.2 million, or 13.7%, in the first three months of 2018, compared to the first three months of 2017, reflecting growth across multiple product and customer categories.

Gross profit for the first three months of 2018 was $58.9 million, or 51.3% of net sales, a decrease of $2.9 million, or 4.7%, as compared to gross profit of $61.7 million, or 54.5% of net sales, for the first three months of 2017. The decrease in gross profit dollars was primarily due to lower Direct sales and lower gross margin percentage. Gross margin percentage points decreased 3.2%, due to a change in product mix to lower margin HVT® and treadmills within the Direct segment, as well as the overall shift in net sales to the Retail segment, which has a lower gross margin rate.

Operating expenses for the first three months of 2018 were $48.2 million, a decrease of $0.9 million, or 1.8%, as compared to operating expenses of $49.1 million for the first three months of 2017. The decrease in operating expenses was primarily related to lower sales and marketing expense, which included a $1.2 million reserve related to a royalty dispute in the first quarter 2017 compared to the current year.

Operating income for the first three months of 2018 was $10.7 million, a decrease of $2.0 million, or 15.7%, as compared to operating income of $12.7 million for the first three months of 2017. The decrease in operating income for the first three months of 2018 compared to the first three months of 2017 was driven primarily by the lower gross margin dollars.

Income from continuing operations was $8.1 million for the first three months of 2018, or $0.27 per diluted share, compared to income from continuing operations of $8.2 million, or $0.26 per diluted share, for the first three months of 2017. The effective tax rates for the first three months of 2018 and 2017 were 23.7% and 33.6%, respectively. The 9.9% year-over-year percentage rate decrease was due primarily to the TCJA, which reduced the U.S. federal corporate tax rate.

Net income for the first three months of 2018 was $8.1 million, compared to net income of $7.1 million for the first three months of 2017. Net income per diluted share was $0.26 for the first three months of 2018, compared to $0.23 for the first three months of 2017. First quarter 2017 results included an expense of $1.2 million that was recorded in discontinued operations and related to a legal settlement which was not repeated in the current year.

Discontinued Operations

Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to the Commercial business in either the 2018 or 2017 periods, we continue to incur product liability and other legal expenses associated with product previously sold into the Commercial channel.

RESULTS OF OPERATIONS

Results of operations information was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2018	2017	$	%
Net sales	$114,813	$113,252	$1,561	1.4%
Cost of sales	55,942	51,507	4,435	8.6%
Gross profit	58,871	61,745	(2,874)	(4.7)%
Operating expenses:
Selling and marketing	36,763	37,665	(902)	(2.4)%
General and administrative	6,910	7,486	(576)	(7.7)%
Research and development	4,501	3,911	590	15.1%
Total operating expenses	48,174	49,062	(888)	(1.8)%
Operating income	10,697	12,683	(1,986)	(15.7)%
Other income (expense):
Interest income	272	131	141
Interest expense	(293)	(444)	151
Other, net	(13)	(47)	34
Total other expense, net	(34)	(360)	326
Income from continuing operations before income taxes	10,663	12,323	(1,660)
Income tax expense	2,523	4,138	(1,615)
Income from continuing operations	8,140	8,185	(45)
Loss from discontinued operations, net of income taxes	(81)	(1,092)	1,011
Net income	$8,059	$7,093	$966

Results of operations information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2018	2017	$	%
Net sales:
Direct	$71,201	$74,703	$(3,502)	(4.7)%
Retail	42,993	37,805	5,188	13.7%
Royalty	619	744	(125)	(16.8)%
	$114,813	$113,252	$1,561	1.4%
Cost of sales:
Direct	$26,356	$25,779	$577	2.2%
Retail	29,584	25,717	3,867	15.0%
Royalty	2	11	(9)	(81.8)%
	$55,942	$51,507	$4,435	8.6%
Gross profit:
Direct	$44,845	$48,924	$(4,079)	(8.3)%
Retail	13,409	12,088	1,321	10.9%
Royalty	617	733	(116)	(15.8)%
	$58,871	$61,745	$(2,874)	(4.7)%
Gross margin:
Direct	63.0%	65.5%	(250)	basis points
Retail	31.2%	32.0%	(80)	basis points

The following table compares the net sales of our major product lines within each business segment (dollars in thousands):

	Three Months Ended March 31,		Change
	2018	2017	$	%
Direct net sales:
Cardio products(1)	$64,209	$68,703	$(4,494)	(6.5)%
Strength products(2)	6,992	6,000	992	16.5%
	71,201	74,703	(3,502)	(4.7)%
Retail net sales:
Cardio products(1)	36,210	29,039	7,171	24.7%
Strength products(2)	6,783	8,766	(1,983)	(22.6)%
	42,993	37,805	5,188	13.7%

Royalty	619	744	(125)	(16.8)%
	$114,813	$113,252	$1,561	1.4%

(1) Cardio products include: Max Trainer®, TreadClimber®, HVT®, Zero Runner®, treadmills, exercise bikes and ellipticals.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights and accessories.

Direct

Direct net sales decreased 4.7% for the three month period ended March 31, 2018 compared to the same period of 2017 primarily from the expected decline in TreadClimber® sales, partially offset by growth of new products, including the Bowflex HVT®, and an increase in sales of strength products.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the first quarter of 2018 were 53.5%, compared to 52.6% in the same period of 2017. We continue to experience improved credit approval rates due to our media strategy, which focuses on generation of responses from consumers with relatively high credit quality. Additionally, our Tier 1 credit provider has noted strong performance from our account portfolio, and, due to that credit profile, has progressively expanded its approval standards.

The $0.6 million increase in cost of sales of our Direct business for the three month period ended March 31, 2018 compared to the same period of 2017 was due to a change in product mix towards lower gross margin products.

For the three month period ended March 31, 2018, Direct gross margin decreased 250 basis points as compared to the same period of 2017, due to a shift in product mix towards lower margin products as discussed above, primarily HVT® and treadmills.

Retail

Retail net sales increased 13.7% for the three month period ended March 31, 2018 compared to the same period of 2017. The increase reflected growth across multiple product and customer categories.

The increase in cost of sales of our Retail business for the three month period ended March 31, 2018 compared to the same period of 2017 was primarily related to the increase in Retail net sales as discussed above.

For the three month period ended March 31, 2018, Retail gross margin decreased 80 basis points compared to the same period of 2017 due to an increase in product costs related to unfavorable changes in foreign currency exchange rates.

Selling and Marketing

Dollars in thousands	Three Months Ended March 31,		Change
	2018	2017	$	%
Selling and marketing	$36,763	$37,665	$(902)	(2.4)%
As % of net sales	32.0%	33.3%

The $0.9 million decrease in selling and marketing expense in the three month period ended March 31, 2018 as compared to the same period of 2017 was related to a $1.6 million decrease in financing fees, partially offset by increases of $1.3 million in media advertising and $0.4 million in marketing program costs. In addition, first quarter 2017 included a $1.2 million reserve related to a royalty dispute which was not repeated in the current year.

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows:

Dollars in thousands	Three Months Ended March 31,		Change
	2018	2017	$	%
Media advertising	$21,286	$20,003	$1,283	6.4%

The increase in media advertising in the three month period ended March 31, 2018 compared to the same period of 2017 reflected lower media return on investment ("ROI") in 2018 versus 2017.

General and Administrative

Dollars in thousands	Three Months Ended March 31,		Change
	2018	2017	$	%
General and administrative	$6,910	$7,486	$(576)	(7.7)%
As % of net sales	6.0%	6.6%

The decrease in general and administrative for the three months ended March 31, 2018 compared to the same period of 2017 was primarily due to lower litigation costs of $0.3 million, cost savings related to Octane integration of $0.1 million, and reduced stock compensation expense of $0.1 million.

Research and Development

Dollars in thousands	Three Months Ended March 31,		Change
	2018	2017	$	%
Research and development	$4,501	$3,911	$590	15.1%
As % of net sales	3.9%	3.5%

The increase in research and development in the three month period ended March 31, 2018 compared to the same period of 2017 was primarily due to increases in application development expense and additional engineering and product development headcount as we continue to supplement our new product development resources required to innovate and broaden our product portfolio.

Interest Expense
Interest expense of $0.3 million for the three month period ended March 31, 2018 decreased $0.2 million compared to the same period of 2017. The decrease was due to reductions in the principal balance on our term loan.

Other, Net
Other, net relates to the effect of exchange rate fluctuations with the U.S. and our foreign subsidiaries.

Income Tax Expense

Dollars in thousands	Three Months Ended March 31,		Change
	2018	2017	$	%
Income tax expense	$2,523	$4,138	$(1,615)	(39.0)%
Effective tax rate	23.7%	33.6%

Income tax expense and effective tax rates from continuing operations for the three month period ended March 31, 2018 were primarily related to our profitable U.S and foreign operations. The lower effective tax rate from continuing operations for the three month period ended March 31, 2018 compared to the same period of 2017 was primarily due to the TCJA, which reduced the U.S. federal corporate tax rate.

The TCJA was enacted on December 22, 2017 and provided significant changes to the U.S. Internal Revenue Code. As a result, and in accordance with SAB 118, we made an effort to reasonably estimate the impact of the TCJA on our operating results and recorded certain income tax effects as provisional as of December 31, 2017. Those provisional amounts are subject to adjustment during a measurement period until the accounting under ASC 740 is complete. Due to the complexity of the analysis, we have not completed our accounting under ASC 740 for the tax effects of the TCJA at March 31, 2018. Any subsequent adjustments to the provisional amounts will be recorded in current period tax expense in the applicable quarter of 2018 when the analysis is complete.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, we had $92.7 million of cash and investments compared to $85.2 million as of December 31, 2017. Cash provided by operating activities was $15.6 million for the three months ended March 31, 2018, compared to $17.0 million for the three months ended March 31, 2017. We expect our cash, cash equivalents and available-for-sale securities at March 31, 2018, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from March 31, 2018.

The decrease in cash flows from operating activities for the three months ended March 31, 2018 as compared to the same period of 2017 was primarily due to the changes in our operating assets and liabilities as discussed below, partially offset by the increase in operating performance.

Trade receivables decreased $12.9 million to $29.8 million as of March 31, 2018, compared to $42.7 million as of December 31, 2017, due to seasonally lower net sales to Retail customers. Trade receivables as of March 31, 2018 compared to March 31, 2017 increased $4.9 million due to the increase in Retail net sales.

Inventories decreased $15.7 million to $37.7 million as of March 31, 2018, compared to $53.4 million as of December 31, 2017 due to seasonality of the business. Inventories as of March 31, 2018 compared to March 31, 2017 increased by $3.4 million, reflecting increased cadence of new product launches during the fourth quarter of 2017 and the first quarter of 2018.

Trade payables decreased $25.2 million to $41.7 million as of March 31, 2018, compared to $66.9 million as of December 31, 2017, due to seasonality of the business. Trade payables as of March 31, 2018 compared to March 31, 2017 increased $2.3 million. The higher amount outstanding as of March 31, 2018 was primarily due to increased inventory.

Accrued liabilities increased $1.4 million to $12.1 million as of March 31, 2018, compared to $10.8 million as of December 31, 2017, primarily due to contract reserves to specific Retail customers.

Cash used in investing activities of $12.9 million for the first three months of 2018 was primarily related to net purchases of marketable securities of $11.7 million. In addition, $1.3 million was used for capital expenditures primarily related to implementation of new software systems, and production equipment and tooling. We anticipate spending between $8.5 million and $10.5 million in 2018 for digital platform enhancements, systems integration, and warehouse consolidation initiatives.

Cash used in financing activities of $6.8 million for the first three months of 2018 was primarily related to principal repayments on our term loan of $4.0 million and share repurchases of $2.7 million.

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

The interest rate applicable to the term loan, as well as each advance under the revolving line of credit, is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. As of March 31, 2018, our borrowing rate for both the term loan and line of credit advances was 2.65%.

As of March 31, 2018, the balance on our term loan was $44.0 million, and we had no outstanding borrowings under the line of credit. As of March 31, 2018, we were in compliance with the financial covenants of the Credit Agreement and $20.0 million was available for borrowing under the line of credit.

As of March 31, 2018, we had a $44.0 million receive-variable, pay-fixed interest rate swap outstanding with Chase Bank. The interest rate swap amortizes monthly in line with the outstanding principal balance on our term loan and is classified as a cash flow hedge. The swap matures on December 31, 2020 and has a fixed rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark. At March 31, 2018, the one-month LIBOR rate was 1.65%.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no liabilities were recorded at March 31, 2018.

Stock Repurchase Program
On April 25, 2017, our Board of Directors authorized an additional $15.0 million share repurchase program. Under this program, shares of our common stock may be repurchased from time to time through April 25, 2019. As of March 31, 2018, repurchases under this program totaled $5.7 million.

On February 21, 2018 our Board of Directors authorized an additional $15.0 million share repurchase program. Under the new program, shares of our common stock may be repurchased from time to time through February 21, 2020. To date, we have not repurchased any shares under this program.

For the three months ended March 31, 2018, we repurchased a total of 211,296 shares for $2.7 million. As of March 31, 2018, $24.3 million remained available for future repurchases under the share repurchase programs.

Repurchases under the programs may be made in open market transactions at prevailing prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases will be funded from existing cash balances, and repurchased shares will be retired and returned to unissued authorized shares.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not changed from those discussed in our 2017 Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

See Notes 1 and 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 for a discussion of new accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Foreign Exchange Risk
Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents, marketable securities, derivative assets and variable-rate debt obligations. As of March 31, 2018, we had cash equivalents of $5.6 million held in money market funds, and marketable securities of $68.9 million, held in a combination of certificates of deposit, corporate bonds, and U.S. government bonds. Our cash equivalents mature within three months or less from the date of purchase. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. We have classified our marketable securities as available-for-sale and, therefore, we may choose to sell or hold them as changes in the market occur. Because of the short-term nature of the instruments in our portfolio, a decline in interest rates would reduce our interest income over time, and an increase in interest rates may negatively affect the market price or liquidity of certain securities within the portfolio.

Our negotiated credit facilities generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of March 31, 2018, the outstanding balances on our credit facilities totaled $44.0 million.

As of March 31, 2018, we had a $44.0 million receive-variable, pay-fixed interest rate swap outstanding with Chase Bank, which amortizes monthly in line with the outstanding principal balance on our term loan. The swap is classified as a cash flow hedge and effectively fixes the interest rate on our variable-rate term loan. The interest rate swap matures on December 31, 2020 and has a fixed interest rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark, which was 1.65% at March 31, 2018.

The fair value of our interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. The amounts related to our cash flow hedge are recorded as deferred gains or losses in our consolidated balance sheets with the offset recorded in accumulated other comprehensive income, net of tax. At March 31, 2018, the fair value of our interest rate swap agreement was an asset of $0.5 million. The estimated amount expected to be reclassified into earnings within the next twelve months was $0.3 million at March 31, 2018.

We enter into foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. Total notional amounts outstanding at March 31, 2018 were $24.1 million.

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
Changes in Internal Control over Financial Reporting

Effective January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (Topic 606). Although the adoption of Topic 606 had an immaterial impact on our financial statements, we implemented certain changes to our related revenue recognition control activities, including the development of new policies and periodic reviews of revenue transactions, based on the five-step model provided in the new revenue standard.

We are implementing an enterprise resource planning ("ERP") system and complementary systems that support our Retail operations related to Octane. During the first quarter of 2018, development activities were finalized with significant testing efforts in progress. Data migration, training and cut-over activities were initiated, and teams were executing against planned support deliverables. Additionally, we deployed certain operations-related features and configurations ahead of final cut-over. We are on track for Phase 1 of the implementation to be completed in the second quarter of 2018. As each phase of the implementation occurs, we are taking steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate these controls for effectiveness.

There were no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

As of the date of filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Item 1A.    Risk Factors

We operate in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in our 2017 Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described in our 2017 Form 10-K actually occur, our business, operating results and financial position could be adversely affected. There has not been a material change to the risk factors as set forth in our 2017 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of our equity securities during the first quarter ended March 31, 2018:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2),(3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2),(3)
January 1 - January 31	—	$—	—	$11,987,135
February 1 - February 28	—	—	—	26,987,135
March 1 - March 31	227,406	12.82	211,296	24,269,264
Total	227,406	$12.82	211,296	$24,269,264

(1) Includes shares withheld from the vesting portions of stock unit awards made to our executive officers and certain management personnel to satisfy their tax withholding obligations incident to said vesting.

(2) On April 25, 2017, our Board of Directors authorized the repurchase of $15.0 million of our outstanding common stock from time to time through April 25, 2019.
(3) On February 21, 2018, our Board of Directors authorized the repurchase of an additional $15.0 million of our outstanding common stock from time to time through February 21, 2020.

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

NAUTILUS, INC.
(Registrant)

May 8, 2018	By:	/S/ Bruce M. Cazenave
Date		Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.
(Registrant)

May 8, 2018	By:	/S/ Sidharth Nayar
Date		Sidharth Nayar
Chief Financial Officer (Principal Financial and Accounting Officer)