Form 10-Q
period 2018-06-30
NAUTILUS, INC.
filed 2018-07-31
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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
The number of shares outstanding of the registrant's common stock as of July 27, 2018 was 30,248,133 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	June 30, 2018	December 31, 2017
		*
Assets
Cash and cash equivalents	$25,929	$27,893
Available-for-sale securities	59,987	57,303
Trade receivables, net of allowances of $54 and $119	25,275	42,685
Inventories	42,262	53,354
Prepaids and other current assets	12,342	7,257
Total current assets	165,795	188,492
Property, plant and equipment, net	17,792	15,827
Goodwill	61,928	62,030
Other intangible assets, net	56,149	57,743
Deferred income tax assets, non-current	78	—
Other assets	614	684
Total assets	$302,356	$324,776
Liabilities and Shareholders' Equity
Trade payables	$46,633	$66,899
Accrued liabilities	9,194	10,764
Warranty obligations, current portion	3,915	3,718
Note payable, current portion, net of unamortized debt issuance costs of $7 and $7	15,993	15,993
Total current liabilities	75,735	97,374
Warranty obligations, non-current	1,787	2,399
Income taxes payable, non-current	3,186	2,955
Deferred income tax liabilities, non-current	9,978	8,558
Other non-current liabilities	2,091	2,315
Note payable, non-current, net of unamortized debt issuance costs of $11 and $14	23,989	31,986
Total liabilities	116,766	145,587
Commitments and contingencies (Note 14)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 30,237 and 30,305 shares issued and outstanding	462	—
Retained earnings	185,689	179,448
Accumulated other comprehensive loss	(561)	(259)
Total shareholders' equity	185,590	179,189
Total liabilities and shareholders' equity	$302,356	$324,776
*See Note 2.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
				*
Net sales	$75,498	$77,029	$190,311	$190,281
Cost of sales	41,850	38,651	97,792	90,158
Gross profit	33,648	38,378	92,519	100,123
Operating expenses:
Selling and marketing	22,084	23,628	58,847	61,293
General and administrative	6,327	7,315	13,237	14,801
Research and development	4,035	3,586	8,536	7,497
Total operating expenses	32,446	34,529	80,620	83,591
Operating income	1,202	3,849	11,899	16,532
Other income (expense):
Interest income	294	175	566	306
Interest expense	(268)	(412)	(561)	(856)
Other, net	31	110	18	63
Total other income (expense), net	57	(127)	23	(487)
Income from continuing operations before income taxes	1,259	3,722	11,922	16,045
Income tax expense	252	1,156	2,775	5,294
Income from continuing operations	1,007	2,566	9,147	10,751
Discontinued operations:
Loss from discontinued operations before income taxes	(11)	(29)	(28)	(1,655)
Income tax expense (benefit) of discontinued operations	68	48	132	(486)
Loss from discontinued operations	(79)	(77)	(160)	(1,169)
Net income	$928	$2,489	$8,987	$9,582

Basic income per share from continuing operations	$0.03	$0.08	$0.30	$0.35
Basic loss per share from discontinued operations	—	—	(0.01)	(0.04)
Basic net income per share(1)	$0.03	$0.08	$0.30	$0.31

Diluted income per share from continuing operations	$0.03	$0.08	$0.30	$0.35
Diluted loss per share from discontinued operations	—	—	(0.01)	(0.04)
Diluted net income per share	$0.03	$0.08	$0.29	$0.31
Shares used in per share calculations:
Basic	30,193	30,755	30,253	30,734
Diluted	30,476	31,095	30,533	31,110
*See Note 2.
(1) May not add due to rounding.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
				*
Net income	$928	$2,489	$8,987	$9,582
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of income tax expense (benefit) of $11, $(5), $(7) and $(17)	34	(9)	(3)	(28)
Gain (loss) on derivative securities, effective portion, net of income tax expense (benefit) of $4, $(7), $32 and $65	12	(12)	156	107
Foreign currency translation, net of income tax expense of $3, $2, $0 and $2	(338)	330	(455)	401
Other comprehensive income (loss)	(292)	309	(302)	480
Comprehensive income	$636	$2,798	$8,685	$10,062
*See Note 2.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2018	2017
		*
Cash flows from operating activities:
Income from continuing operations	$9,147	$10,751
Loss from discontinued operations	(160)	(1,169)
Net income	8,987	9,582
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,468	4,518
Provision (recovery) of allowance for doubtful accounts	(39)	221
Inventory lower-of-cost-or-market/NRV adjustments	179	258
Stock-based compensation expense	747	1,130
Loss on asset dispositions	1	—
Deferred income taxes, net of valuation allowance	1,323	67
Other	23	(65)
Changes in operating assets and liabilities:
Trade receivables	17,506	20,982
Inventories	10,821	4,226
Prepaids and other current assets	(734)	2,141
Income taxes receivable	(4,115)	(809)
Trade payables	(20,659)	(19,477)
Accrued liabilities, including warranty obligations	(1,919)	(4,897)
Net cash provided by operating activities	16,589	17,877
Cash flows from investing activities:
Purchases of available-for-sale securities	(29,522)	(53,573)
Proceeds from maturities of available-for-sale securities	26,815	21,735
Purchases of property, plant and equipment	(4,228)	(1,084)
Net cash used in investing activities	(6,935)	(32,922)
Cash flows from financing activities:
Payments on long-term debt	(8,000)	(8,000)
Payments for stock repurchases	(3,127)	(3,427)
Proceeds from exercise of stock options	492	490
Tax payments related to stock award issuances	(396)	(741)
Net cash used in financing activities	(11,031)	(11,678)
Effect of exchange rate changes on cash and cash equivalents	(587)	660
Decrease in cash and cash equivalents	(1,964)	(26,063)
Cash and cash equivalents:
Beginning of period	27,893	47,874
End of period	$25,929	$21,811
Supplemental disclosure of cash flow information:
Cash paid for interest	$558	$851
Cash paid for income taxes, net	6,366	5,289
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$437	$338
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation. On the condensed consolidated balance sheets,we have reclassified income taxes receivable to “prepaids and other current assets.” Further information regarding significant estimates can be found in our 2017 Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2018 and December 31, 2017, and our results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2018 and 2017. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally, and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

ASU 2018-05
In March 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-05, "Income Taxes (Topic 740)." ASU 2018-05 provides amendments to SEC paragraphs pursuant to Staff Accounting Bulletin ("SAB") No. 118 related to the accounting for the income tax effects of the Tax Cuts and Jobs Act ("TCJA") enacted as of December 22, 2017. ASU 2018-05 clarifies the income tax effects of the TCJA when accounting under Topic 740 is (1) complete, (2) incomplete, but for which a reasonable estimate can be determined, or (3) incomplete, but for which a reasonable estimate cannot be determined. The adoption of ASU 2018-05 as of the March 13, 2018 issuance date had no material impact on our financial position, results of operations or cash flows. With the adoption of ASU 2018-05 under the provisions of SAB 118, we made an effort to reasonably estimate the impact of the TCJA, however, we have not completed our accounting under Topic 740 as of June 30, 2018.

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

Recently Issued Pronouncements Not Yet Adopted

ASU 2018-10
In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases." The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 (see below) related to sixteen specific issues identified. ASU 2018-10 is effective for public companies' annual periods, and interim periods within those fiscal years, beginning after December 15, 2018, in accordance with Topic 842. We will be evaluating the potential impact of ASU 2018-10 to our company, however, as with other Topic 842 updates, we expect ASU 2018-10 to have a material impact on our financial position, results of operations and cash flows. Further, we also anticipate significant additional disclosure requirements associated with the new standard.

ASU 2018-09
In July 2018, the FASB issued ASU 2018-09, "Codification Improvements." The FASB has a standing project to address suggestions received from stakeholders on the Accounting Standards Codification ("ASC" or "Codification") and to make other incremental improvements to GAAP. This perpetual project facilitates ASC updates for technical corrections, clarifications, and other minor improvements, and these amendments are referred to as Codification improvements. ASU 2018-09 includes amendments affecting a wide variety of topics and applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in the ASU do not require transition guidance and are effective upon issuance of the ASU. However, many of the amendments in the ASU have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. While we do not expect the adoption of ASU 2018-09 to have a material effect on our business, we are evaluating the potential impact that the new ASU may have on our financial position, results of operations and cash flows.

ASU 2018-07
In June 2018, the FASB issued ASU 2018-07, "Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting." ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards with certain exceptions. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Further, Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for public companies' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. While we do not expect the adoption of ASU

2018-07 to have a material effect on our business, we are evaluating the potential impact that the new ASU may have on our financial position, results of operations and cash flows.

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

ASU 2016-02
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 replaces the existing guidance in Accounting Standards Codification ("ASC") 840, Leases. The new standard requires companies and other organizations to include lease obligations on their balance sheets, including a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use ("ROU") asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset, and for operating leases the lessee would recognize a straight-line total lease expense. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02, as amended, is effective for public companies' annual periods, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently assessing the impact that ASU 2016-02 will have on our consolidated financial statements, and expect that the primary impact upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancellable operating leases on our consolidated balance sheets, resulting in the recording of ROU assets and lease liabilities, as well as additional disclosures. Based on initial high-level assessments of our main facilities leases related to our domestic operations, we expect ASU 2016-02 to have a material impact on our financial position, results of operations and cash flows. Further, analysis of our leases population is still in progress. We also anticipate significant additional disclosure requirements associated with the new standard.

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

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product sales	$71,470	$73,399	$181,220	$181,241
Extended warranties and services	1,737	2,061	5,219	5,862
Other(1)	2,291	1,569	3,872	3,178
Net sales	$75,498	$77,029	$190,311	$190,281
(1) Other revenue is primarily freight and delivery and royalty income.

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$65,498	$66,731	$169,079	$167,768
Canada	3,283	3,597	9,066	10,717
All other	6,717	6,701	12,166	11,796
Net sales	$75,498	$77,029	$190,311	$190,281

As of June 30, 2018, estimated revenue expected to be recognized in the future totaled $1.1 million, primarily related to customer order backlog which includes firm orders for future shipment to our Retail customers, as well as unfulfilled consumer orders within the Direct channel. Retail orders of $0.6 million and Direct orders of $0.6 million comprise our backlog as of June 30, 2018. The estimated future revenues are net of contractual rebates and consideration payable for applicable Retail customers, and net of current promotional programs and sales discounts for our Direct customers.

The following table provides information about our liabilities from contracts with customers, primarily customer deposits and deferred revenue, all of which are short-term in nature. The revenue recognized from contract liabilities and the remaining balances are shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$693	$1,066	$1,084	$1,096
Cash additions	304	314	993	1,060
Revenue recognition	(249)	(424)	(1,329)	(1,200)
Balance, end of period	$748	$956	$748	$956

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

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$1,821	$—	$—	$1,821
Commercial paper	—	4,990	—	4,990
Total cash equivalents	1,821	4,990	—	6,811
Available-for-Sale Securities
Certificates of deposit(1)	—	20,380	—	20,380
Corporate bonds	—	24,631	—	24,631
U.S. government bonds	—	14,976	—	14,976
Total available-for-sale securities	—	59,987	—	59,987
Derivatives
Interest rate swap contract	—	561	—	561
Total derivatives	—	561	—	561
Total assets measured at fair value	$1,821	$65,538	$—	$67,359

Liabilities:
Derivatives
Foreign currency forward contracts	$—	$(667)	$—	$(667)
Total liabilities measured at fair value	$—	$(667)	$—	$(667)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$10,946	$—	$—	$10,946
Commercial paper	—	1,996	—	1,996
Total cash equivalents	10,946	1,996	—	12,942
Available-for-Sale Securities
Certificates of deposit(1)	—	19,875	—	19,875
Corporate bonds	—	29,239	—	29,239
U.S. government bonds	—	8,189	—	8,189
Total available-for-sale securities	—	57,303	—	57,303
Derivatives
Interest rate swap contract	—	372	—	372
Foreign currency forward contracts	—	390	—	390
Total derivatives	—	762	—	762
Total assets measured at fair value	$10,946	$60,061	$—	$71,007
(1) All certificates of deposit are within current FDIC insurance limits.

We did not have any liabilities measured at fair value on a recurring basis as of December 31, 2017.

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the six months ended June 30, 2018, nor for the year ended December 31, 2017.

We did not have any changes to our valuation techniques during the six months ended June 30, 2018, nor for the year ended December 31, 2017.

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

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property, plant and equipment, goodwill, other intangible assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We did not perform any valuations on assets or liabilities that are valued at fair value on a nonrecurring basis during the first six months of 2018. During the fourth quarter of 2017, we performed our annual goodwill and indefinite-lived trade names impairment analyses effective as of October 1, 2017. During the six months ended June 30, 2018, we did not record any other-than-temporary impairments on our financial assets required to be measured at fair value on a nonrecurring basis. For the year ended December 31, 2017, we recorded an impairment to our indefinite-lived Octane Fitness trade name in the amount of $8.8 million.

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

As of June 30, 2018, we had a $40.0 million interest rate swap outstanding with JPMorgan Chase Bank, N.A. This interest rate swap matures on December 31, 2020 and has a fixed rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark. At June 30, 2018, the one-month LIBOR rate was 1.98%.

We typically designate all interest rate swaps as cash flow hedges and, accordingly, record the change in fair value for the effective portion of these interest rate swaps in accumulated other comprehensive income rather than current period earnings until the underlying hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. For the three and six months ended June 30, 2018, there was no ineffectiveness. As of June 30, 2018, we expect to reclassify a gain of $0.3 million from accumulated other comprehensive income to earnings within the next twelve months.

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of June 30, 2018, total outstanding contract notional amounts were $16.3 million. At June 30, 2018, these outstanding balance sheet hedging derivatives had maturities of 90 days or less.

The fair value of our derivative instruments was included in our condensed consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of
		June 30, 2018	December 31, 2017
Derivative instruments designated as cash flow hedges:
Interest rate swap contract	Prepaids and other current assets	$332	$134
	Other assets	229	238
		$561	$372

Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Prepaids and other current assets	$—	$390
	Accrued liabilities	667	—
		$667	$390

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Derivative instruments designated as cash flow hedges:
Income (loss) recognized in other comprehensive income before reclassifications	---	$54	$(53)	$214	$(2)
Income (loss) reclassified from accumulated other comprehensive income to earnings for the effective portion	Interest expense	54	(61)	75	(163)
Income tax benefit (expense)	Income tax expense	(12)	20	(17)	54

Derivative instruments not designated as cash flow hedges:
Income recognized in earnings	Other, net	$895	$—	$1,924	$—
Income tax expense	Income tax expense	(204)	—	(448)	—

For additional information related to our derivatives, see Notes 3 and 10.

(5) INVENTORIES

Inventories are stated at the lower of cost and net realizable value, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	June 30, 2018	December 31, 2017
Finished goods	$37,965	$48,771
Parts and components	4,297	4,583
Total inventories	$42,262	$53,354

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				June 30, 2018	December 31, 2017
Automobiles	5	to	6	$23	$23
Leasehold improvements	4	to	20	3,676	3,542
Computer software and equipment	3	to	7	16,213	17,024
Machinery and equipment	3	to	5	15,961	15,178
Furniture and fixtures	5	to	20	2,792	2,295
Work in progress(1)	N/A			3,816	1,052
Total cost				42,481	39,114
Accumulated depreciation				(24,689)	(23,287)
Total property, plant and equipment, net				$17,792	$15,827

(1) Work in progress includes information technology assets and production tooling.

Depreciation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation expense	$1,244	$1,457	$2,873	$2,884

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The rollforward of goodwill was as follows (in thousands):

	Direct	Retail	Total
Balance, January 1, 2017	$2,180	$59,708	$61,888
Currency exchange rate adjustment	155	(13)	142
Balance, December 31, 2017	2,335	59,695	62,030
Currency exchange rate adjustment	(105)	3	(102)
Balance, June 30, 2018	$2,230	$59,698	$61,928

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				June 30, 2018	December 31, 2017
Indefinite-lived trademarks	N/A			$23,252	$23,252
Definite-lived trademarks	10	to	15	2,600	2,600
Patents	8	to	24	15,187	15,187
Customer relationships	10	to	15	24,700	24,700
				65,739	65,739
Accumulated amortization - definite-lived intangible assets				(9,590)	(7,996)
Other intangible assets, net				$56,149	$57,743

Amortization expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization expense	$785	$817	$1,595	$1,634

Future amortization of definite-lived intangible assets is as follows (in thousands):

Remainder of 2018	$1,569
2019	3,134
2020	3,108
2021	3,078
2022	3,078
Thereafter	18,930
$32,897

(8) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	June 30, 2018	December 31, 2017
Payroll and related liabilities	$3,565	$3,659
Other	5,629	7,105
Total accrued liabilities	$9,194	$10,764

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

Changes in our product warranty obligations were as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Balance, beginning of period	$6,117	$7,450
Accruals	1,834	1,470
Payments	(2,249)	(2,269)
Balance, end of period	$5,702	$6,651

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax (in thousands) for the periods presented:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Gain on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, April 1, 2018	$(101)	$360	$(528)	$(269)
Current period other comprehensive income (loss) before reclassifications	34	54	(338)	(250)
Reclassification of amounts to earnings	—	(42)	—	(42)
Net other comprehensive income (loss) during period	34	12	(338)	(292)
Balance, June 30, 2018	$(67)	$372	$(866)	$(561)

	Unrealized Loss on Available-for-Sale Securities	Gain on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, January 1, 2018	$(64)	$216	$(411)	$(259)
Current period other comprehensive income (loss) before reclassifications	(3)	214	(455)	(244)
Reclassification of amounts to earnings	—	(58)	—	(58)
Net other comprehensive income (loss) during period	(3)	156	(455)	(302)
Balance, June 30, 2018	$(67)	$372	$(866)	$(561)

	Unrealized Loss on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2017	$(27)	$95	$(1,114)	$(1,046)
Current period other comprehensive income (loss) before reclassifications	(9)	(53)	330	268
Reclassification of amounts to earnings	—	41	—	41
Net other comprehensive income (loss) during period	(9)	(12)	330	309
Balance, June 30, 2017	$(36)	$83	$(784)	$(737)

	Unrealized Loss on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$(8)	$(24)	$(1,185)	$(1,217)
Current period other comprehensive income (loss) before reclassifications	(28)	(2)	401	371
Reclassification of amounts to earnings	—	109	—	109
Net other comprehensive income (loss) during period	(28)	107	401	480
Balance, June 30, 2017	$(36)	$83	$(784)	$(737)

(11) STOCK REPURCHASE PROGRAM

On April 25, 2017, our Board of Directors authorized a $15.0 million share repurchase program. Under this program, shares of our common stock may be repurchased from time to time through April 25, 2019. As of June 30, 2018, repurchases under this program totaled $6.1 million.

On February 21, 2018 our Board of Directors authorized an additional $15.0 million share repurchase program. Under this program, shares of our common stock may be repurchased from time to time through February 21, 2020. To date, we have not repurchased any shares under the new program.

Repurchases may be made under the programs in open market transactions at prevailing prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases will be funded from existing cash balances, and repurchased shares will be retired and returned to unissued authorized shares.

As of June 30, 2018, there was $23.9 million remaining available for repurchases under the share repurchase programs.

Cumulative repurchases pursuant to the programs are as follows:

Quarter Ended	Number of Shares	Repurchased Amount	Average Price Per Share
December 31, 2017	235,628	$3,012,869	$12.79
March 31, 2018	211,296	2,717,871	12.86
June 30, 2018	30,680	409,143	13.34
Totals-to-Date	477,604	$6,139,883	$12.86

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Shares used to calculate basic income per share	30,193	30,755	30,253	30,734
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	283	340	280	376
Shares used to calculate diluted income per share	30,476	31,095	30,533	31,110

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	5	7	11	8
Restricted stock units	—	—	2	—

(13) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments, Direct and Retail. There have been no changes in our operating segments during the six months ended June 30, 2018.

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

Following is summary information by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales:
Direct	$34,824	$39,111	$106,025	$113,814
Retail	39,185	37,083	82,178	74,888
Royalty	1,489	835	2,108	1,579
Consolidated net sales	$75,498	$77,029	$190,311	$190,281
Contribution:
Direct	$739	$2,519	$12,030	$17,852
Retail	3,568	6,097	7,489	8,309
Royalty	1,488	835	2,105	1,568
Consolidated contribution	$5,795	$9,451	$21,624	$27,729

Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$5,795	$9,451	$21,624	$27,729
Amounts not directly related to segments:
Operating expenses	(4,593)	(5,602)	(9,725)	(11,197)
Other expense, net	57	(127)	23	(487)
Income tax expense	(252)	(1,156)	(2,775)	(5,294)
Income from continuing operations	$1,007	$2,566	$9,147	$10,751

There was no material change in the allocation of assets by segment during the first six months of 2018 and, accordingly, assets by segment are not presented.

For the three and six months ended June 30, 2018 and 2017, each of Amazon.com and Dick's Sporting Goods accounted for more than 10% of total net sales as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amazon.com	12.3%	14.3%	*	11.2%
Dick's Sporting Goods	11.0%	*	10.6%	*
*Less than 10% of total net sales.

(14) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of June 30, 2018, we had no standby letters of credit.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of June 30, 2018, we had approximately $37.9 million in noncancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no related liabilities were recorded as of June 30, 2018.

Legal Matters
From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates accordingly. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss probable or reasonably possible, and whether the amount of a probable or reasonably possible loss is estimable. Among other factors, we evaluate the advice of internal and external counsel, the outcomes from similar litigation, current status of the lawsuits (including settlement initiatives), legislative developments and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. Further, while we face contingencies that are reasonably possible to occur, we are unable to estimate the possible loss or range of loss at this time. As such, zero liability is recorded as of June 30, 2018.

As of the date of filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). All references to the second quarter and first six months of 2018 and 2017 mean the three and six-month periods ended June 30, 2018 and 2017, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. Forward-looking statements include any statements related to our future business, financial performance or operating results; anticipated fluctuations in net sales due to seasonality; plans and expectations regarding gross and operating margins; plans and expectations regarding research and development expenses and capital expenditures and anticipated results from such expenditures and other investments in our capabilities and resources; anticipated losses from discontinued operations; plans for new product introductions and anticipated demand for our new and existing products; and statements regarding our inventory and working capital requirements and the sufficiency of our financial resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including our ability to timely acquire inventory that meets our quality control standards from sole source foreign manufacturers at acceptable costs, the effectiveness, availability and price of media time consistent with our cost and audience profile parameters, greater than anticipated costs or delays associated with launch of new products, our ability to successfully integrate acquired businesses, a decline in consumer spending due to unfavorable economic conditions, softness in the retail marketplace, an adverse change in the availability of credit for our customers who finance their purchases, our ability to pass along vendor raw material price increases and increased shipping costs, our ability to effectively develop, market and sell future products, our ability to protect our intellectual property, the introduction of competing products, and our ability to get foreign-sourced product through customs in a timely manner. Additional assumptions, risks and uncertainties are described in Part I, Item 1A, "Risk Factors," in our 2017 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or conform them to actual results or to changes in circumstances or expectations.

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

Net sales for the first six months of 2018 were $190.3 million, flat as compared to net sales of $190.3 million for the first six months of 2017. Net sales of our Direct segment decreased $7.8 million, or 6.8%, in the first six months of 2018, compared to the first six months of 2017, primarily due to a decline in cardio product sales, partially offset by growth in sales of strength products. Net sales of our Retail segment increased by $7.3 million, or 9.7%, in the first six months of 2018, compared to the first six months of 2017, reflecting growth across multiple product and customer categories. In addition, royalty income for the first six months of 2018 increased by $0.5 million compared to the same period in the prior year, reflecting payments related to a new royalty agreement, with future sales-based royalties that are not expected to be material.

Gross profit for the first six months of 2018 was $92.5 million, or 48.6% of net sales, a decrease of $7.6 million, or 7.6%, as compared to gross profit of $100.1 million, or 52.6% of net sales, for the first six months of 2017. The decrease in gross profit dollars was primarily due to lower Direct sales coupled with lower gross margin percentages in both segments. Gross margin percentage points decreased 4.0%, due to product cost increases, and the overall shift in net sales to the Retail segment, which has a lower gross margin rate.

Operating expenses for the first six months of 2018 were $80.6 million, a decrease of $3.0 million, or 3.6%, as compared to operating expenses of $83.6 million for the first six months of 2017. The decrease in operating expenses was primarily related to lower sales and marketing expense, which included a $2.4 million year-over-year decrease in financing fees resulting from a rate reduction that occurred in the third quarter of 2017, as well as lower litigation expense.

Operating income for the first six months of 2018 was $11.9 million, a decrease of $4.6 million, or 28.0%, as compared to operating income of $16.5 million for the first six months of 2017. The decrease in operating income for the first six months of 2018 compared to the first six months of 2017 was driven primarily by the lower gross margin dollars, partially offset by lower operating expenses.

Income from continuing operations was $9.1 million for the first six months of 2018, or $0.30 per diluted share, compared to income from continuing operations of $10.8 million, or $0.35 per diluted share, for the first six months of 2017. The effective tax rates for the first six months of 2018 and 2017 were 23.3% and 33.0%, respectively. The 9.7% year-over-year percentage rate decrease was due primarily to the Tax Cuts and Jobs Act ("TCJA") enacted in December 2017, which reduced the U.S. federal corporate tax rate.

Net income for the first six months of 2018 was $9.0 million, compared to net income of $9.6 million for the first six months of 2017. Net income per diluted share was $0.29 for the first six months of 2018, compared to $0.31 for the first six months of 2017.

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

RESULTS OF OPERATIONS

Results of operations information was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2018	2017	$	%
Net sales	$75,498	$77,029	$(1,531)	(2.0)%
Cost of sales	41,850	38,651	3,199	8.3%
Gross profit	33,648	38,378	(4,730)	(12.3)%
Operating expenses:
Selling and marketing	22,084	23,628	(1,544)	(6.5)%
General and administrative	6,327	7,315	(988)	(13.5)%
Research and development	4,035	3,586	449	12.5%
Total operating expenses	32,446	34,529	(2,083)	(6.0)%
Operating income	1,202	3,849	(2,647)	(68.8)%
Other income (expense):
Interest income	294	175	119
Interest expense	(268)	(412)	144
Other, net	31	110	(79)
Total other income (expense), net	57	(127)	184
Income from continuing operations before income taxes	1,259	3,722	(2,463)
Income tax expense	252	1,156	(904)
Income from continuing operations	1,007	2,566	(1,559)
Loss from discontinued operations, net of taxes	(79)	(77)	(2)
Net income	$928	$2,489	$(1,561)

	Six Months Ended June 30,		Change
	2018	2017	$	%
Net sales	$190,311	$190,281	$30	—%
Cost of sales	97,792	90,158	7,634	8.5%
Gross profit	92,519	100,123	(7,604)	(7.6)%
Operating expenses:
Selling and marketing	58,847	61,293	(2,446)	(4.0)%
General and administrative	13,237	14,801	(1,564)	(10.6)%
Research and development	8,536	7,497	1,039	13.9%
Total operating expenses	80,620	83,591	(2,971)	(3.6)%
Operating income	11,899	16,532	(4,633)	(28.0)%
Other income (expense):
Interest income	566	306	260
Interest expense	(561)	(856)	295
Other, net	18	63	(45)
Total other income (expense), net	23	(487)	510
Income from continuing operations before income taxes	11,922	16,045	(4,123)
Income tax expense	2,775	5,294	(2,519)
Income from continuing operations	9,147	10,751	(1,604)
Loss from discontinued operations, net of taxes	(160)	(1,169)	1,009
Net income	$8,987	$9,582	$(595)

Results of operations information by segment was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2018	2017	$	%
Net sales:
Direct	$34,824	$39,111	$(4,287)	(11.0)%
Retail	39,185	37,083	2,102	5.7%
Royalty	1,489	835	654	78.3%
	$75,498	$77,029	$(1,531)	(2.0)%
Cost of sales:
Direct	$14,073	$14,345	$(272)	(1.9)%
Retail	27,776	24,306	3,470	14.3%
Royalty	1	—	1	—%
	$41,850	$38,651	$3,199	8.3%
Gross profit:
Direct	$20,751	$24,766	$(4,015)	(16.2)%
Retail	11,409	12,777	(1,368)	(10.7)%
Royalty	1,488	835	653	78.2%
	$33,648	$38,378	$(4,730)	(12.3)%
Gross margin:
Direct	59.6%	63.3%	(370)	basis points
Retail	29.1%	34.5%	(540)	basis points

	Six Months Ended June 30,		Change
	2018	2017	$	%
Net sales:
Direct	$106,025	$113,814	$(7,789)	(6.8)%
Retail	82,178	74,888	7,290	9.7%
Royalty	2,108	1,579	529	33.5%
	$190,311	$190,281	$30	—%
Cost of sales:
Direct	$40,429	$40,124	$305	0.8%
Retail	57,360	50,023	7,337	14.7%
Royalty	3	11	(8)	(72.7)%
	$97,792	$90,158	$7,634	8.5%
Gross profit:
Direct	$65,596	$73,690	$(8,094)	(11.0)%
Retail	24,818	24,865	(47)	(0.2)%
Royalty	2,105	1,568	537	34.2%
	$92,519	$100,123	$(7,604)	(7.6)%
Gross margin:
Direct	61.9%	64.7%	(280)	basis points
Retail	30.2%	33.2%	(300)	basis points

The following table compares the net sales of our major product lines within each business segment (dollars in thousands):

	Three Months Ended June 30,		Change
	2018	2017	$	%
Direct net sales:
Cardio products(1)	$29,464	$34,631	$(5,167)	(14.9)%
Strength products(2)	5,360	4,480	880	19.6%
	34,824	39,111	(4,287)	(11.0)%
Retail net sales:
Cardio products(1)	30,412	27,821	2,591	9.3%
Strength products(2)	8,773	9,262	(489)	(5.3)%
	39,185	37,083	2,102	5.7%

Royalty	1,489	835	654	78.3%
	$75,498	$77,029	$(1,531)	(2.0)%

	Six Months Ended June 30,		Change
	2018	2017	$	%
Direct net sales:
Cardio products(1)	$93,673	$103,334	$(9,661)	(9.3)%
Strength products(2)	12,352	10,480	1,872	17.9%
	106,025	113,814	(7,789)	(6.8)%
Retail net sales:
Cardio products(1)	66,622	56,860	9,762	17.2%
Strength products(2)	15,556	18,028	(2,472)	(13.7)%
	82,178	74,888	7,290	9.7%

Royalty	2,108	1,579	529	33.5%
	$190,311	$190,281	$30	—%

(1) Cardio products include: Max Trainer®, TreadClimber®, HVT™, Zero Runner®, treadmills, exercise bikes and ellipticals.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights and accessories.

Direct

Direct net sales decreased 11.0% for the three month period ended June 30, 2018 compared to the same period of 2017, reflecting continued weakness in TreadClimber® sales, coupled with a decline in sales of the Bowflex MaxTrainer®, partially offset by new product introductions, including the Bowflex Results SeriesTM. For the six months ended June 30, 2018, Direct net sales decreased 6.8% compared to the same period of 2017, due to a 9.3% decline in cardio product sales, primarily related to both TreadClimber® and Bowflex MaxTrainer®, partially offset by a 17.9% increase in strength product sales, primarily home gyms.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the second quarter of 2018 were 55.5%, compared to 52.2% in the same period of 2017. We continue to experience improved credit approval rates due to our media strategy, which focuses on generating responses from consumers with relatively high credit quality. Additionally, our Tier 1 credit provider has noted strong performance from our account portfolio, and, due to that credit profile, has progressively expanded its approval standards. We remain focused on maintaining a healthy payment balance between cash and financed purchases.

The $0.3 million decrease in cost of sales of our Direct business for the three month period ended June 30, 2018 compared to the same period of 2017 was due to the lower volume of sales. The $0.3 million increase in cost of sales of our Direct business for the six months ended June 30, 2018 compared to the same period of 2017 was due to increased product costs.

For the three and six month periods ended June 30, 2018, Direct gross margins decreased 370 and 280 basis points, respectively, as compared to the same periods of 2017, primarily due to increased product costs and unfavorable product mix.

Retail

Retail net sales increased 5.7% and 9.7% for the three and six month periods ended June 30, 2018, respectively, compared to the same periods of 2017. The increases in both periods reflected growth across a variety of product categories.

The increases in cost of sales of our Retail business for the three and six month periods ended June 30, 2018 compared to the same periods of 2017 were primarily related to the increases in Retail net sales, as well as decreases in the gross margin rate.

For the three and six month periods ended June 30, 2018, Retail gross margin decreased by 540 and 300 basis points, respectively, compared to the same periods of 2017, due to higher product costs and unfavorable changes in foreign currency exchange rates.

Selling and Marketing

Dollars in thousands	Three Months Ended June 30,		Change
	2018	2017	$	%
Selling and marketing	$22,084	$23,628	$(1,544)	(6.5)%
As % of net sales	29.3%	30.7%

Dollars in thousands	Six Months Ended June 30,		Change
	2018	2017	$	%
Selling and marketing	$58,847	$61,293	$(2,446)	(4.0)%
As % of net sales	30.9%	32.2%

The decrease in selling and marketing expense in the three month period ended June 30, 2018 compared to the same period of 2017 was primarily due to a $0.9 million decrease in marketing creative and product introduction costs and a $0.8 million decrease in financing fees.

For the six months ended June 30, 2018 compared to the same period of 2017, the decrease in selling and marketing expense was primarily due to reduced financing fees of $2.4 million, resulting from a rate reduction that occurred in the third quarter of 2017, and lower marketing creative and product introduction costs of $1.0 million, partially offset by higher media spending of $0.8 million.

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows:

Dollars in thousands	Three Months Ended June 30,		Change
	2018	2017	$	%
Media advertising	$12,082	$12,587	$(505)	(4.0)%

Dollars in thousands	Six Months Ended June 30,		Change
	2018	2017	$	%
Media advertising	$33,368	$32,590	$778	2.4%

The $0.5 million decrease in media advertising in the three month period ended June 30, 2018 compared to the same period of 2017 was a result of our decision to reduce media spending due to more pronounced seasonality in performance and resulting lower demand.

The $0.8 million increase in media advertising in the six month period ended June 30, 2018 compared to the same period of 2017 reflected lower media return on investment ("ROI") in 2018 versus 2017.

General and Administrative

Dollars in thousands	Three Months Ended June 30,		Change
	2018	2017	$	%
General and administrative	$6,327	$7,315	$(988)	(13.5)%
As % of net sales	8.4%	9.5%

Dollars in thousands	Six Months Ended June 30,		Change
	2018	2017	$	%
General and administrative	$13,237	$14,801	$(1,564)	(10.6)%
As % of net sales	7.0%	7.8%

The decreases in general and administrative for the three and six months ended June 30, 2018 compared to the same periods of 2017 were primarily driven by reductions in employee incentive compensation, litigation and trademark costs as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2018 vs 2017	2018 vs 2017
Employee incentive compensation	$(492)	$(619)
Litigation	(401)	(719)
Trademarks	(128)	(112)
Other	33	(114)
	$(988)	$(1,564)

Research and Development

Dollars in thousands	Three Months Ended June 30,		Change
	2018	2017	$	%
Research and development	$4,035	$3,586	$449	12.5%
As % of net sales	5.3%	4.7%

Dollars in thousands	Six Months Ended June 30,		Change
	2018	2017	$	%
Research and development	$8,536	$7,497	$1,039	13.9%
As % of net sales	4.5%	3.9%

The increases in research and development in the three and six month periods ended June 30, 2018 compared to the same periods of 2017 were primarily due to increases in application development expense and additional engineering and product development headcount as we continue to supplement our new product development resources required to innovate and broaden our product portfolio.

Other, Net
Other, net relates to the effect of exchange rate fluctuations with the U.S. and our foreign subsidiaries.

Income Tax Expense

Dollars in thousands	Three Months Ended June 30,		Change
	2018	2017	$	%
Income tax expense	$252	$1,156	$(904)	*
Effective tax rate	20.0%	31.1%

Dollars in thousands	Six Months Ended June 30,		Change
	2018	2017	$	%
Income tax expense	$2,775	$5,294	$(2,519)	*
Effective tax rate	23.3%	33.0%
* Not meaningful.

Income tax expense and effective tax rates from continuing operations for the three and six month periods ended June 30, 2018 were primarily related to our profitable U.S and foreign operations. The reduced effective tax rates from continuing operations for the three and six month periods ended June 30, 2018 compared to the same periods of 2017 were primarily due to the TCJA, which reduced the U.S federal corporate rate.

The TCJA was enacted on December 22, 2017 and provided significant changes to the U.S. Internal Revenue Code. As a result, and in accordance with SAB 118, we made an effort to reasonably estimate the impact of the TCJA on our operating results and recorded certain income tax effects as provisional as of December 31, 2017. Those provisional amounts are subject to adjustment during a measurement period until the accounting under ASC 740 is complete. Due to the complexity of the analysis, we have not completed our accounting under ASC 740 for the tax effects of the TCJA at June 30, 2018. Any subsequent adjustments to the provisional amounts will be recorded in current period tax expense in the applicable quarter of 2018 when the analysis is completed.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, we had $85.9 million of cash and investments compared to $85.2 million as of December 31, 2017. Cash provided by operating activities was $16.6 million for the six months ended June 30, 2018, compared to $17.9 million for the six months ended June 30, 2017. We expect our cash, cash equivalents and available-for-sale securities at June 30, 2018, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from June 30, 2018.

The decrease in cash flows from operating activities for the six months ended June 30, 2018 as compared to the same period of 2017 was primarily due to the changes in our operating assets and liabilities as discussed below, in addition to the decrease in operating performance.

Trade receivables decreased by $17.4 million to $25.3 million as of June 30, 2018, compared to $42.7 million as of December 31, 2017, due to seasonally lower net sales to Retail customers. Trade receivables as of June 30, 2018 compared to June 30, 2017 increased by $1.1 million due to the year-over-year increase in Retail net sales.

Inventories decreased by $11.1 million to $42.3 million as of June 30, 2018, compared to $53.4 million as of December 31, 2017 due to seasonality of the business. Inventories as of June 30, 2018 compared to June 30, 2017 decreased by $0.1 million, remaining relatively flat.

Prepaid and other current assets increased by $5.1 million to $12.3 million as of June 30, 2018, compared to $7.3 million as of December 31, 2017, primarily due to higher income tax receivables of $4.1 million related to prepayments made in certain jurisdictions. In addition, prepaid marketing and creative costs increased by $1.0 million for various future advertising campaigns.

Trade payables decreased by $20.3 million to $46.6 million as of June 30, 2018, compared to $66.9 million as of December 31, 2017, due to seasonality of the business. Trade payables as of June 30, 2018, compared to June 30, 2017, decreased by $0.3 million.

Accrued liabilities decreased by $1.6 million to $9.2 million as of June 30, 2018, compared to $10.8 million as of December 31, 2017, primarily due to reductions in income tax payable of $0.9 million related to extension payments for tax year 2017. In addition, sales returns reserves decreased by $0.7 million, resulting from lower year-over-year net sales in the Direct channel.

Cash used in investing activities of $6.9 million for the first six months of 2018 was primarily related to $4.2 million of capital expenditures for implementation of new software systems, and production tooling and equipment. We anticipate spending between $8.5 million and $10.5 million in 2018 for digital platform enhancements, systems integration, and production tooling. In addition, $2.7 million was used for net purchases of marketable securities.

Cash used in financing activities of $11.0 million for the first six months of 2018 was primarily related to principal repayments on our term loan of $8.0 million and share repurchases of $3.1 million.

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

The interest rate applicable to the term loan, as well as each advance under the revolving line of credit, is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. As of June 30, 2018, our borrowing rate for both the term loan and line of credit advances was 2.98%.

As of June 30, 2018, the balance on our term loan was $40.0 million, and we had no outstanding borrowings under the line of credit. As of June 30, 2018, we were in compliance with the financial covenants of the Credit Agreement and $20.0 million was available for borrowing under the line of credit.

As of June 30, 2018, we had a $40.0 million receive-variable, pay-fixed interest rate swap outstanding with Chase Bank. The interest rate swap amortizes monthly in line with the outstanding principal balance on our term loan and is classified as a cash flow hedge. The swap matures on December 31, 2020 and has a fixed rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark. At June 30, 2018, the one-month LIBOR rate was 1.98%.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no liabilities were recorded at June 30, 2018.

Stock Repurchase Program
On April 25, 2017, our Board of Directors authorized a $15.0 million share repurchase program. Under this program, shares of our common stock may be repurchased from time to time through April 25, 2019. As of June 30, 2018, repurchases under this program totaled $6.1 million.

On February 21, 2018 our Board of Directors authorized an additional $15.0 million share repurchase program. Under this program, shares of our common stock may be repurchased from time to time through February 21, 2020. To date, we have not repurchased any shares under this program.

For the six months ended June 30, 2018, we repurchased a total of 241,976 shares for $3.1 million. As of June 30, 2018, $23.9 million remained available for future repurchases under the share repurchase programs.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Effective January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (Topic 606). Although the adoption of Topic 606 had an immaterial impact on our financial statements, we implemented certain changes to our revenue recognition policies. For additional information, see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

Other than the revenue recognition policy changes related to adoption of ASC 606, our critical accounting policies and estimates have not changed from those discussed in our 2017 Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

See Notes 1 and 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 for a discussion of new accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Foreign Exchange Risk
Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents, marketable securities, derivative assets and variable-rate debt obligations. As of June 30, 2018, we had cash equivalents of $6.8 million held in money market funds and commercial paper, and marketable securities of $60.0 million, held in a combination of certificates of deposit, corporate bonds, and U.S. government bonds. Our cash equivalents mature within three months or less from the date of purchase. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. We have classified our marketable securities as available-for-sale and, therefore, we may choose to sell or hold them as changes in the market occur. Because of the short-term nature of the instruments in our portfolio, a decline in interest rates would reduce our interest income over time, and an increase in interest rates may negatively affect the market price or liquidity of certain securities within the portfolio.

Our negotiated credit facilities generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of June 30, 2018, the outstanding balances on our credit facilities totaled $40.0 million.

As of June 30, 2018, we had a $40.0 million receive-variable, pay-fixed interest rate swap outstanding with Chase Bank, which amortizes monthly in line with the outstanding principal balance on our term loan. The swap is classified as a cash flow hedge and effectively fixes the interest rate on our variable-rate term loan. The interest rate swap matures on December 31, 2020 and has a fixed interest rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark, which was 1.98% at June 30, 2018.

The fair value of our interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. The amounts related to our cash flow hedge are recorded as deferred gains or losses in our consolidated balance sheets with the offset recorded in accumulated other comprehensive income, net of tax. At June 30, 2018, the fair value of our interest rate swap agreement was an asset of $0.6 million. The estimated amount expected to be reclassified into earnings within the next twelve months was $0.3 million at June 30, 2018.

We enter into foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. Total notional amounts outstanding at June 30, 2018 were $16.3 million.

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

During the second quarter of 2018, we completed the implementation of a new enterprise resource planning ("ERP") system and complementary systems that support our Retail operations related to Octane, and included significant business processes for customer orders, warranty tracking, purchasing and all associated general ledger transactions and reporting. We believe integrating all our business processes within one ERP system company-wide enhances our internal control over financial reporting. We may continue to make modifications and upgrades to the system in the future to further improve and strengthen our internal control over financial reporting.

There were no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of our equity securities during the second quarter ended June 30, 2018:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2),(3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2),(3)
April 1 - April 30	44,242	$13.72	30,680	$23,860,121
May 1 - May 31	—	—	—	23,860,121
June 1 - June 30	—	—	—	23,860,121
Total	44,242	$13.72	30,680	$23,860,121

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

NAUTILUS, INC.
(Registrant)

July 31, 2018	By:	/S/ Bruce M. Cazenave
Date		Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.
(Registrant)

July 31, 2018	By:	/S/ Sidharth Nayar
Date		Sidharth Nayar
Chief Financial Officer (Principal Financial and Accounting Officer)