Form 10-Q
period 2018-09-30
NAUTILUS, INC.
filed 2018-10-30
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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
The number of shares outstanding of the registrant's common stock as of October 26, 2018 was 29,787,082 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	September 30, 2018	December 31, 2017
		*
Assets
Cash and cash equivalents	$30,753	$27,893
Available-for-sale securities	40,352	57,303
Trade receivables, net of allowances of $45 and $119	46,130	42,685
Inventories	55,549	53,354
Prepaids and other current assets	11,174	7,257
Total current assets	183,958	188,492
Property, plant and equipment, net	19,580	15,827
Goodwill	61,969	62,030
Other intangible assets, net	55,364	57,743
Other assets	631	684
Total assets	$321,502	$324,776
Liabilities and Shareholders' Equity
Trade payables	$67,675	$66,899
Accrued liabilities	7,846	10,764
Warranty obligations, current portion	3,904	3,718
Note payable, current portion, net of unamortized debt issuance costs of $7 and $7	15,993	15,993
Total current liabilities	95,418	97,374
Warranty obligations, non-current	1,802	2,399
Income taxes payable, non-current	3,317	2,955
Deferred income tax liabilities, non-current	10,141	8,558
Other non-current liabilities	1,967	2,315
Note payable, non-current, net of unamortized debt issuance costs of $9 and $14	19,991	31,986
Total liabilities	132,636	145,587
Commitments and contingencies (Note 14)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 30,131 and 30,305 shares issued and outstanding	216	—
Retained earnings	189,107	179,448
Accumulated other comprehensive loss	(457)	(259)
Total shareholders' equity	188,866	179,189
Total liabilities and shareholders' equity	$321,502	$324,776
*See Note 2.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
				*
Net sales	$91,057	$88,132	$281,368	$278,413
Cost of sales	52,551	46,817	150,343	136,975
Gross profit	38,506	41,315	131,025	141,438
Operating expenses:
Selling and marketing	20,635	18,028	79,482	79,321
General and administrative	7,503	6,305	20,740	21,106
Research and development	4,208	3,617	12,744	11,114
Total operating expenses	32,346	27,950	112,966	111,541
Operating income	6,160	13,365	18,059	29,897
Other income (expense):
Interest income	269	170	835	476
Interest expense	(244)	(377)	(805)	(1,233)
Other, net	188	46	206	109
Total other income (expense), net	213	(161)	236	(648)
Income from continuing operations before income taxes	6,373	13,204	18,295	29,249
Income tax expense	1,870	4,862	4,645	10,156
Income from continuing operations	4,503	8,342	13,650	19,093
Discontinued operations:
Loss from discontinued operations before income taxes	(159)	(40)	(187)	(1,695)
Income tax expense (benefit) of discontinued operations	35	61	167	(425)
Loss from discontinued operations	(194)	(101)	(354)	(1,270)
Net income	$4,309	$8,241	$13,296	$17,823

Basic income per share from continuing operations	$0.15	$0.27	$0.45	$0.62
Basic loss per share from discontinued operations	(0.01)	—	(0.01)	(0.04)
Basic net income per share	$0.14	$0.27	$0.44	$0.58

Diluted income per share from continuing operations	$0.15	$0.27	$0.45	$0.61
Diluted loss per share from discontinued operations	(0.01)	—	(0.01)	(0.04)
Diluted net income per share	$0.14	$0.27	$0.44	$0.57
Shares used in per share calculations:
Basic	30,185	30,749	30,230	30,739
Diluted	30,433	31,075	30,500	31,098
*See Note 2.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
				*
Net income	$4,309	$8,241	$13,296	$17,823
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of income tax expense (benefit) of $13, $13, $6 and $(4)	40	22	37	(6)
Gain (loss) on derivative securities, effective portion, net of income tax expense (benefit) of $(6), $14, $26 and $79	(18)	23	138	130
Foreign currency translation, net of income tax expense of $7, $1, $7 and $3	82	371	(373)	772
Other comprehensive income (loss)	104	416	(198)	896
Comprehensive income	$4,413	$8,657	$13,098	$18,719
*See Note 2.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2018	2017
		*
Cash flows from operating activities:
Income from continuing operations	$13,650	$19,093
Loss from discontinued operations	(354)	(1,270)
Net income	13,296	17,823
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,646	6,386
Provision (recovery) of allowance for doubtful accounts	(42)	375
Inventory lower-of-cost-or-market/NRV adjustments	255	294
Stock-based compensation expense	1,394	1,938
Loss on asset dispositions	32	58
Deferred income taxes, net of valuation allowance	1,476	(193)
Other	40	(101)
Changes in operating assets and liabilities:
Trade receivables	(3,352)	6,532
Inventories	(2,503)	(11,056)
Prepaids and other current assets	1,075	1,644
Income taxes receivable	(4,712)	3,170
Trade payables	(525)	(4,275)
Accrued liabilities, including warranty obligations	(3,254)	(5,875)
Net cash provided by operating activities	9,826	16,720
Cash flows from investing activities:
Purchases of available-for-sale securities	(29,522)	(57,054)
Proceeds from maturities of available-for-sale securities	46,475	41,620
Purchases of property, plant and equipment	(6,557)	(2,726)
Proceeds from sale of property, plant and equipment	4	—
Net cash provided by (used in) investing activities	10,400	(18,160)
Cash flows from financing activities:
Payments on long-term debt	(12,000)	(12,000)
Payments for stock repurchases	(4,989)	(4,848)
Proceeds from employee stock purchases	232	252
Proceeds from exercise of stock options	338	296
Tax payments related to stock award issuances	(396)	(741)
Net cash used in financing activities	(16,815)	(17,041)
Effect of exchange rate changes on cash and cash equivalents	(551)	1,088
Increase (decrease) in cash and cash equivalents	2,860	(17,393)
Cash and cash equivalents:
Beginning of period	27,893	47,874
End of period	$30,753	$30,481

(continued on next page)

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2018	2017
		*
Supplemental disclosure of cash flow information:
Cash paid for interest	$799	$1,228
Cash paid for income taxes, net	8,622	5,686
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$1,352	$336
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation. On the condensed consolidated balance sheets, we have reclassified income taxes receivable to “prepaids and other current assets,” and non-current deferred income tax assets to "other assets." Further information regarding significant estimates can be found in our 2017 Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2018 and December 31, 2017, and our results of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017, and our cash flows for the nine months ended September 30, 2018 and 2017. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally, and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

ASU 2018-05
In March 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-05, "Income Taxes (Topic 740)." ASU 2018-05 provides amendments to SEC paragraphs pursuant to Staff Accounting Bulletin ("SAB") No. 118 related to the accounting for the income tax effects of the Tax Cuts and Jobs Act ("TCJA" or the "Act") enacted as of December 22, 2017. ASU 2018-05 clarifies the income tax effects of the TCJA when accounting under Topic 740 is (1) complete, (2) incomplete, but for which a reasonable estimate can be determined, or (3) incomplete, but for which a reasonable estimate cannot be determined. The adoption of ASU 2018-05 as of the March 13, 2018 issuance date had no material impact on our financial position, results of operations or cash flows. Upon further analysis of our transition tax calculation, we recorded an increase to the provisional amount of less than $0.1 million, which equates to a less than 1.0% impact to the effective tax rate, in the third quarter of 2018. This amount is included as a component of income tax expense from continuing operations. Items not yet completed include the U.S. state impact of the TCJA. We expect to finalize our calculation of the tax effects of the TCJA in the fourth quarter of 2018, and any adjustments to the provisional amounts will be recorded as a component of income tax expense from continuing operations at that time.

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

Recently Issued Pronouncements Not Yet Adopted

ASU 2018-15
In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement ("CCA") that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected. ASU 2018-15 also includes provisions for expensing the capitalized implementation costs over the term of the hosting arrangement, and application of impairment and abandonment guidance under Subtopics 350-40 and 360-10, respectively. Further, the amendments include presentation requirements in the entity's financial statements for the capitalized implementation costs and related amortization expense. ASU 2018-15 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, and the amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We expect to have presentation changes to our consolidated balance sheets, otherwise, we do not expect the adoption of ASU 2018-15 to have a material impact to our financial statements or to our business processes.

ASU 2018-13
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820 based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements, which was finalized in August 2018. The main provisions include removals, modifications, and additions of specific disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Certain amendments should be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption, while all other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted, and an entity may early adopt upon issuance of ASU 2018-13 those amendments that remove or modify disclosures and delay adoption of the additional disclosures until the effective date. While we do not expect the adoption of ASU 2018-13 to have a material effect on our business, we are evaluating the potential impact that the new ASU may have on our financial position, results of operations and cash flows.

ASUs 2018-11, 2018-10, 2018-01 and 2016-02
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 replaces the existing guidance in Accounting Standards Codification ("ASC") 840, Leases. The new standard requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, "Land Easement Practical Expedient for Transition to Topic 842"; ASU 2018-10, "Codification Improvements to Topic 842, Leases"; and ASU 2018-11, "Targeted Improvements". The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating. For finance leases the lessee would recognize interest expense and amortization of the ROU asset, and for operating leases the lessee would recognize a straight-line total lease expense.

The new standard is effective for us on January 1, 2019, with early adoption permitted. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

We expect the new standard to have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our facilities operating leases, and providing significant new disclosures about our leasing activities. Based on our analyses to date, we have identified potential accounting and financial reporting impacts to our business processes, controls and systems as a result of the new standard, and we are planning for those changes.

We are continuing to review our existing vendor contracts for potential embedded leases as well as renewal options and whether exercises of renewal options are reasonably certain. Based on our analyses to date of our existing operating and financing leases, we currently expect to recognize additional operating lease liabilities of approximately $18 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum lease payments under current leasing standards for existing operating leases, net of reductions for the impacts of deferred rents and lease incentives.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

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

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product sales	$88,068	$84,816	$269,288	$266,057
Extended warranties and services	1,611	1,927	6,830	7,789
Other(1)	1,378	1,389	5,250	4,567
Net sales	$91,057	$88,132	$281,368	$278,413
(1) Other revenue is primarily freight and delivery and royalty income.

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$81,423	$74,597	$250,502	$242,365
Canada	4,306	6,984	13,372	17,701
All other	5,328	6,551	17,494	18,347
Net sales	$91,057	$88,132	$281,368	$278,413

As of September 30, 2018, estimated revenue expected to be recognized in the future totaled $3.0 million, primarily related to customer order backlog which includes firm orders for future shipment to our Retail customers, as well as unfulfilled consumer orders within the Direct channel. Retail orders of $2.4 million and Direct orders of $0.6 million comprise our backlog as of September 30, 2018. The estimated future revenues are net of contractual rebates and consideration payable for applicable Retail customers, and net of current promotional programs and sales discounts for our Direct customers.

The following table provides information about our liabilities from contracts with customers, primarily customer deposits and deferred revenue, all of which are short-term in nature. The revenue recognized from contract liabilities and the remaining balances are shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$748	$956	$1,084	$1,096
Cash additions	354	99	1,347	1,159
Revenue recognition	(227)	(185)	(1,556)	(1,385)
Balance, end of period	$875	$870	$875	$870

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

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$8,464	$—	$—	$8,464
Commercial paper	—	4,986	—	4,986
Total cash equivalents	8,464	4,986	—	13,450
Available-for-Sale Securities
Certificates of deposit(1)	—	18,474	—	18,474
Corporate bonds	—	10,050	—	10,050
U.S. government bonds	—	11,828	—	11,828
Total available-for-sale securities	—	40,352	—	40,352
Derivatives
Interest rate swap contract	—	537	—	537
Total derivatives	—	537	—	537
Total assets measured at fair value	$8,464	$45,875	$—	$54,339

Liabilities:
Derivatives
Foreign currency forward contracts	$—	$(224)	$—	$(224)
Total liabilities measured at fair value	$—	$(224)	$—	$(224)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$10,946	$—	$—	$10,946
Commercial paper	—	1,996	—	1,996
Total cash equivalents	10,946	1,996	—	12,942
Available-for-Sale Securities
Certificates of deposit(1)	—	19,875	—	19,875
Corporate bonds	—	29,239	—	29,239
U.S. government bonds	—	8,189	—	8,189
Total available-for-sale securities	—	57,303	—	57,303
Derivatives
Interest rate swap contract	—	372	—	372
Foreign currency forward contracts	—	390	—	390
Total derivatives	—	762	—	762
Total assets measured at fair value	$10,946	$60,061	$—	$71,007
(1) All certificates of deposit are within current FDIC insurance limits.

We did not have any liabilities measured at fair value on a recurring basis as of December 31, 2017.

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the nine months ended September 30, 2018, nor for the year ended December 31, 2017.

We did not have any changes to our valuation techniques during the nine months ended September 30, 2018, nor for the year ended December 31, 2017.

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

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property, plant and equipment, goodwill, other intangible assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We did not perform any valuations on assets or liabilities that are valued at fair value on a nonrecurring basis during the first nine months of 2018. During the fourth quarter of 2017, we performed our annual goodwill and indefinite-lived trade names impairment analyses effective as of October 1, 2017. During the nine months ended September 30, 2018, we did not record any other-than-temporary impairments on our financial assets required to be measured at fair value on a nonrecurring basis. For the year ended December 31, 2017, we recorded an impairment to our indefinite-lived Octane Fitness trade name in the amount of $8.8 million.

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

As of September 30, 2018, we had a $36.0 million interest rate swap outstanding with JPMorgan Chase Bank, N.A. This interest rate swap matures on December 31, 2020 and has a fixed rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark. At September 30, 2018, the one-month LIBOR rate was 2.08%.

We typically designate all interest rate swaps as cash flow hedges and, accordingly, record the change in fair value for the effective portion of these interest rate swaps in accumulated other comprehensive income rather than current period earnings until the underlying hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. For the three and nine months ended September 30, 2018, there was no ineffectiveness. As of September 30, 2018, we expect to reclassify a gain of $0.4 million from accumulated other comprehensive income to earnings within the next twelve months.

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of September 30, 2018, total outstanding contract notional amounts were $27.6 million. At September 30, 2018, these outstanding balance sheet hedging derivatives had maturities of 90 days or less.

The fair value of our derivative instruments was included in our condensed consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of
		September 30, 2018	December 31, 2017
Derivative instruments designated as cash flow hedges:
Interest rate swap contract	Prepaids and other current assets	$357	$134
	Other assets	180	238
		$537	$372

Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Prepaids and other current assets	$—	$390
	Accrued liabilities	224	—
		$224	$390

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Derivative instruments designated as cash flow hedges:
Income recognized in other comprehensive income before reclassifications	---	$28	$8	$242	$6
Income (loss) reclassified from accumulated other comprehensive income to earnings for the effective portion	Interest expense	65	(26)	140	(189)
Income tax benefit (expense)	Income tax expense	(19)	11	(36)	65

Derivative instruments not designated as cash flow hedges:
Loss recognized in earnings	Other, net	$(601)	$(53)	$(789)	$(53)
Income tax benefit	Income tax expense	176	18	200	18

For additional information related to our derivatives, see Notes 3 and 10.

(5) INVENTORIES

Inventories are stated at the lower of cost and net realizable value, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	September 30, 2018	December 31, 2017
Finished goods	$51,219	$48,771
Parts and components	4,330	4,583
Total inventories	$55,549	$53,354

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				September 30, 2018	December 31, 2017
Automobiles	5	to	6	$23	$23
Leasehold improvements	4	to	20	3,782	3,542
Computer software and equipment	3	to	7	16,243	17,024
Machinery and equipment	3	to	5	17,234	15,178
Furniture and fixtures	5	to	20	2,823	2,295
Work in progress(1)	N/A			5,556	1,052
Total cost				45,661	39,114
Accumulated depreciation				(26,081)	(23,287)
Total property, plant and equipment, net				$19,580	$15,827

(1) Work in progress includes information technology assets and production tooling.

Depreciation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation expense	$1,393	$1,056	$4,266	$3,940

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The rollforward of goodwill was as follows (in thousands):

	Direct	Retail	Total
Balance, January 1, 2017	$2,180	$59,708	$61,888
Currency exchange rate adjustment	155	(13)	142
Balance, December 31, 2017	2,335	59,695	62,030
Currency exchange rate adjustment	(65)	4	(61)
Balance, September 30, 2018	$2,270	$59,699	$61,969

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				September 30, 2018	December 31, 2017
Indefinite-lived trademarks	N/A			$23,252	$23,252
Definite-lived trademarks	10	to	15	2,600	2,600
Patents	8	to	24	13,833	15,187
Customer relationships	10	to	15	24,700	24,700
				64,385	65,739
Accumulated amortization - definite-lived intangible assets				(9,021)	(7,996)
Other intangible assets, net				$55,364	$57,743

Amortization expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization expense	$785	$812	$2,380	$2,446

Future amortization of definite-lived intangible assets is as follows (in thousands):

Remainder of 2018	$784
2019	3,134
2020	3,108
2021	3,078
2022	3,078
Thereafter	18,930
$32,112

(8) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	September 30, 2018	December 31, 2017
Payroll and related liabilities	$3,247	$3,659
Other	4,599	7,105
Total accrued liabilities	$7,846	$10,764

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

Changes in our product warranty obligations were as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Balance, beginning of period	$6,117	$7,450
Accruals	2,772	2,163
Payments	(3,183)	(3,312)
Balance, end of period	$5,706	$6,301

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax (in thousands) for the periods presented:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2018	$(67)	$372	$(866)	$(561)
Current period other comprehensive income before reclassifications	40	28	82	150
Reclassification of amounts to earnings	—	(46)	—	(46)
Net other comprehensive income (loss) during period	40	(18)	82	104
Balance, September 30, 2018	$(27)	$354	$(784)	$(457)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Gain on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, January 1, 2018	$(64)	$216	$(411)	$(259)
Current period other comprehensive income (loss) before reclassifications	37	242	(373)	(94)
Reclassification of amounts to earnings	—	(104)	—	(104)
Net other comprehensive income (loss) during period	37	138	(373)	(198)
Balance, September 30, 2018	$(27)	$354	$(784)	$(457)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Gain on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2017	$(36)	$83	$(784)	$(737)
Current period other comprehensive income before reclassifications	22	8	371	401
Reclassification of amounts to earnings	—	15	—	15
Net other comprehensive income during period	22	23	371	416
Balance, September 30, 2017	$(14)	$106	$(413)	$(321)

	Unrealized Loss on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$(8)	$(24)	$(1,185)	$(1,217)
Current period other comprehensive income (loss) before reclassifications	(6)	6	772	772
Reclassification of amounts to earnings	—	124	—	124
Net other comprehensive income (loss) during period	(6)	130	772	896
Balance, September 30, 2017	$(14)	$106	$(413)	$(321)

(11) STOCK REPURCHASE PROGRAM

On April 25, 2017, our Board of Directors authorized a $15.0 million share repurchase program. Under this program, shares of our common stock may be repurchased from time to time through April 25, 2019. As of September 30, 2018, repurchases under this program totaled $8.0 million.

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

As of September 30, 2018, there was $22.0 million remaining available for repurchases under the share repurchase programs.

Cumulative repurchases pursuant to the programs are as follows:

Quarter Ended	Number of Shares	Repurchased Amount	Average Price Per Share
December 31, 2017	235,628	$3,012,869	$12.79
March 31, 2018	211,296	2,717,871	12.86
June 30, 2018	30,680	409,143	13.34
September 30, 2018	134,068	1,862,215	13.89
Totals-to-Date	611,672	$8,002,098	$13.08

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Shares used to calculate basic income per share	30,185	30,749	30,230	30,739
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	248	326	270	359
Shares used to calculate diluted income per share	30,433	31,075	30,500	31,098

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	9	7	10	8
Restricted stock units	1	—	—	—

(13) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments, Direct and Retail. There have been no changes in our operating segments during the nine months ended September 30, 2018.

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

Following is summary information by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales:
Direct	$28,955	$33,986	$134,980	$147,800
Retail	61,490	53,505	143,668	128,393
Royalty	612	641	2,720	2,220
Consolidated net sales	$91,057	$88,132	$281,368	$278,413
Contribution:
Direct	$(1,363)	$5,289	$10,667	$23,141
Retail	12,707	12,118	20,196	20,427
Royalty	612	638	2,717	2,206
Consolidated contribution	$11,956	$18,045	$33,580	$45,774

Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$11,956	$18,045	$33,580	$45,774
Amounts not directly related to segments:
Operating expenses	(5,796)	(4,680)	(15,521)	(15,877)
Other income (expense), net	213	(161)	236	(648)
Income tax expense	(1,870)	(4,862)	(4,645)	(10,156)
Income from continuing operations	$4,503	$8,342	$13,650	$19,093

There was no material change in the allocation of assets by segment during the nine months ended September 30, 2018, and, accordingly, assets by segment are not presented.

For the three and nine months ended September 30, 2018 and 2017, each of Amazon.com and Dick's Sporting Goods accounted for more than 10% of total net sales as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amazon.com	18.8%	18.5%	11.8%	13.5%
Dick's Sporting Goods	19.6%	13.7%	13.5%	*
*Less than 10% of total net sales.

(14) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of September 30, 2018, we had zero standby letters of credit.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of September 30, 2018, we had approximately $57.4 million in noncancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no related liabilities were recorded as of September 30, 2018.

Legal Matters
From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates accordingly. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss probable or reasonably possible, and whether the amount of a probable or reasonably possible loss is estimable. Among other factors, we evaluate the advice of internal and external counsel, the outcomes from similar litigation, current status of the lawsuits (including settlement initiatives), legislative developments and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. Further, while we face contingencies that are reasonably possible to occur, we are unable to estimate the possible loss or range of loss at this time. As such, zero liability is recorded as of September 30, 2018.

As of the date of filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). All references to the third quarter and first nine months of 2018 and 2017 mean the three and nine-month periods ended September 30, 2018 and 2017, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

Our results of operations may vary significantly from period-to-period. Our revenues typically fluctuate due to the seasonality of our industry, customer buying patterns, product innovation, the nature and level of competition for health and fitness products, our ability to procure products to meet customer demand, the level of spending on, and effectiveness of, our media and advertising programs and our ability to attract new customers and maintain existing sales relationships. In addition, our revenues are highly susceptible to economic factors, including, among other things, the overall condition of the economy and the availability of consumer credit in both the U.S. and Canada. Our profit margins may vary in response to the aforementioned factors and our ability to manage product costs. Profit margins may also be affected by fluctuations in the costs or availability of materials used to manufacture our products, costs associated with acquisition or license of products and technologies, product warranty costs, the cost of fuel, foreign currency exchange rates, and changes in costs of other distribution or manufacturing-related services. Our operating profits or losses may also be affected by the efficiency and effectiveness of our organization. Historically, our operating expenses have been influenced by media costs to produce and distribute advertisements of our products on television, the Internet and other media, facility costs, operating costs of our information and communications systems, product supply chain management, customer support and new product development activities. In addition, our operating expenses have been affected from time-to-time by asset impairment charges, restructuring charges and other significant unusual or infrequent expenses.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. Forward-looking statements include any statements related to our future business, financial performance or operating results; anticipated fluctuations in net sales due to seasonality; plans and expectations regarding gross and operating margins; plans and expectations regarding research and development expenses and capital expenditures and anticipated results from such expenditures and other investments in our capabilities and resources; anticipated losses from discontinued operations; plans for new product introductions and anticipated demand for our new and existing products; and statements regarding our inventory and working capital requirements and the sufficiency of our financial resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including our ability to timely acquire inventory that meets our quality control standards from sole source foreign manufacturers at acceptable costs, changes in consumer fitness trends, changes in the media consumption habits of our target consumers or the effectiveness, availability and price of media time consistent with our cost and audience profile parameters, greater than anticipated costs or delays associated with launch of new products, weaker than expected demand for new or existing products, a decline in consumer spending due to unfavorable economic conditions, softness in the retail marketplace or the availability from retailers of heavily discounted competitive products, an adverse change in the availability of credit for our customers who finance their purchases, our ability to pass along vendor raw material price increases and other cost pressures, including increased shipping costs and unfavorable foreign currency exchange rates, our ability to hire and retain key management personnel, our ability to effectively develop, market and sell future products, our ability to protect our intellectual property, the introduction of competing products, and our ability to get foreign-sourced product through customs in a timely manner. Additional assumptions, risks and uncertainties are described in Part I, Item 1A, "Risk Factors," in our 2017 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or conform them to actual results or to changes in circumstances or expectations.

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

Net sales for the first nine months of 2018 were $281.4 million, reflecting a 1.1% increase as compared to net sales of $278.4 million for the first nine months of 2017. Net sales of our Direct segment decreased $12.8 million, or 8.7%, in the first nine months of 2018, compared to the first nine months of 2017, primarily due to a decline in cardio product sales, partially offset by growth in sales of strength products. Net sales of our Retail segment increased by $15.3 million, or 11.9%, in the first nine months of 2018, compared to the first nine months of 2017, reflecting growth across multiple product and customer categories. In addition, royalty income for the first nine months of 2018 increased by $0.5 million compared to the same period in the prior year, reflecting payments received during the second quarter of 2018 in connection with the execution of a new royalty agreement, under which future sales-based royalties are not expected to be material.

Gross profit for the first nine months of 2018 was $131.0 million, or 46.6% of net sales, a decrease of $10.4 million, or 7.4%, as compared to gross profit of $141.4 million, or 50.8% of net sales, for the first nine months of 2017. The decrease in gross profit dollars was primarily due to lower Direct sales coupled with lower gross margin percentages in both segments. Gross margin percentage points decreased 4.2%, due to product cost increases, and the overall shift in net sales to the Retail segment, which has a lower gross margin rate.

Operating expenses for the first nine months of 2018 were $113.0 million, an increase of $1.4 million, or 1.3%, as compared to operating expenses of $111.5 million for the first nine months of 2017. The increase in operating expenses was primarily related to higher research and development expense.

Operating income for the first nine months of 2018 was $18.1 million, a decrease of $11.8 million, or 39.6%, as compared to operating income of $29.9 million for the first nine months of 2017. The decrease in operating income for the first nine months of 2018 compared to the first nine months of 2017 was driven primarily by the lower gross margin dollars.

Income from continuing operations was $13.7 million for the first nine months of 2018, or $0.45 per diluted share, compared to income from continuing operations of $19.1 million, or $0.61 per diluted share, for the first nine months of 2017. The effective tax rates for the first nine months of 2018 and 2017 were 25.4% and 34.7%, respectively. The 9.3% year-over-year percentage rate decrease was due primarily to the Tax Cuts and Jobs Act ("TCJA") enacted in December 2017, which reduced the U.S. federal corporate tax rate.

Net income for the first nine months of 2018 was $13.3 million, compared to net income of $17.8 million for the first nine months of 2017. Net income per diluted share was $0.44 for the first nine months of 2018, compared to $0.57 for the first nine months of 2017.

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

RESULTS OF OPERATIONS

Results of operations information was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2018	2017	$	%
Net sales	$91,057	$88,132	$2,925	3.3%
Cost of sales	52,551	46,817	5,734	12.2%
Gross profit	38,506	41,315	(2,809)	(6.8)%
Operating expenses:
Selling and marketing	20,635	18,028	2,607	14.5%
General and administrative	7,503	6,305	1,198	19.0%
Research and development	4,208	3,617	591	16.3%
Total operating expenses	32,346	27,950	4,396	15.7%
Operating income	6,160	13,365	(7,205)	(53.9)%
Other income (expense):
Interest income	269	170	99
Interest expense	(244)	(377)	133
Other, net	188	46	142
Total other income (expense), net	213	(161)	374
Income from continuing operations before income taxes	6,373	13,204	(6,831)
Income tax expense	1,870	4,862	(2,992)
Income from continuing operations	4,503	8,342	(3,839)
Loss from discontinued operations, net of taxes	(194)	(101)	(93)
Net income	$4,309	$8,241	$(3,932)

	Nine Months Ended September 30,		Change
	2018	2017	$	%
Net sales	$281,368	$278,413	$2,955	1.1%
Cost of sales	150,343	136,975	13,368	9.8%
Gross profit	131,025	141,438	(10,413)	(7.4)%
Operating expenses:
Selling and marketing	79,482	79,321	161	0.2%
General and administrative	20,740	21,106	(366)	(1.7)%
Research and development	12,744	11,114	1,630	14.7%
Total operating expenses	112,966	111,541	1,425	1.3%
Operating income	18,059	29,897	(11,838)	(39.6)%
Other income (expense):
Interest income	835	476	359
Interest expense	(805)	(1,233)	428
Other, net	206	109	97
Total other income (expense), net	236	(648)	884
Income from continuing operations before income taxes	18,295	29,249	(10,954)
Income tax expense	4,645	10,156	(5,511)
Income from continuing operations	13,650	19,093	(5,443)
Loss from discontinued operations, net of taxes	(354)	(1,270)	916
Net income	$13,296	$17,823	$(4,527)

Results of operations information by segment was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2018	2017	$	%
Net sales:
Direct	$28,955	$33,986	$(5,031)	(14.8)%
Retail	61,490	53,505	7,985	14.9%
Royalty	612	641	(29)	(4.5)%
	$91,057	$88,132	$2,925	3.3%
Cost of sales:
Direct	$12,376	$12,401	$(25)	(0.2)%
Retail	40,175	34,413	5,762	16.7%
Royalty	—	3	(3)	—%
	$52,551	$46,817	$5,734	12.2%
Gross profit:
Direct	$16,579	$21,585	$(5,006)	(23.2)%
Retail	21,315	19,092	2,223	11.6%
Royalty	612	638	(26)	(4.1)%
	$38,506	$41,315	$(2,809)	(6.8)%
Gross margin:
Direct	57.3%	63.5%	(620)	basis points
Retail	34.7%	35.7%	(100)	basis points

	Nine Months Ended September 30,		Change
	2018	2017	$	%
Net sales:
Direct	$134,980	$147,800	$(12,820)	(8.7)%
Retail	143,668	128,393	15,275	11.9%
Royalty	2,720	2,220	500	22.5%
	$281,368	$278,413	$2,955	1.1%
Cost of sales:
Direct	$52,805	$52,525	$280	0.5%
Retail	97,535	84,436	13,099	15.5%
Royalty	3	14	(11)	(78.6)%
	$150,343	$136,975	$13,368	9.8%
Gross profit:
Direct	$82,175	$95,275	$(13,100)	(13.7)%
Retail	46,133	43,957	2,176	5.0%
Royalty	2,717	2,206	511	23.2%
	$131,025	$141,438	$(10,413)	(7.4)%
Gross margin:
Direct	60.9%	64.5%	(360)	basis points
Retail	32.1%	34.2%	(210)	basis points

The following table compares the net sales of our major product lines within each business segment (dollars in thousands):

	Three Months Ended September 30,		Change
	2018	2017	$	%
Direct net sales:
Cardio products(1)	$24,353	$30,087	$(5,734)	(19.1)%
Strength products(2)	4,602	3,899	703	18.0%
	28,955	33,986	(5,031)	(14.8)%
Retail net sales:
Cardio products(1)	48,294	39,389	8,905	22.6%
Strength products(2)	13,196	14,116	(920)	(6.5)%
	61,490	53,505	7,985	14.9%

Royalty	612	641	(29)	(4.5)%
	$91,057	$88,132	$2,925	3.3%

	Nine Months Ended September 30,		Change
	2018	2017	$	%
Direct net sales:
Cardio products(1)	$118,026	$133,421	$(15,395)	(11.5)%
Strength products(2)	16,954	14,379	2,575	17.9%
	134,980	147,800	(12,820)	(8.7)%
Retail net sales:
Cardio products(1)	114,916	96,249	18,667	19.4%
Strength products(2)	28,752	32,144	(3,392)	(10.6)%
	143,668	128,393	15,275	11.9%

Royalty	2,720	2,220	500	22.5%
	$281,368	$278,413	$2,955	1.1%

(1) Cardio products include: Max Trainer®, TreadClimber®, HVT™, LateralX®, Zero Runner®, treadmills, exercise bikes and ellipticals.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights and accessories.

Direct

Direct net sales decreased by 14.8% for the three month period ended September 30, 2018 compared to the same period of 2017, reflecting a decline in sales of the Bowflex MaxTrainer®, partially offset by the launch of the Bowflex LateralX® trainer during the quarter, and an 18.0% increase in strength products. The lower year-over-year sales also reflected reduced media spending of 17.7% as we prepared to transition our media and promotional support to new and refreshed products planned for launch in the fourth quarter of 2018.

For the nine months ended September 30, 2018, Direct net sales decreased 8.7% compared to the same period of 2017, due to an 11.5% decline in cardio product sales, primarily related to both TreadClimber® and Bowflex MaxTrainer®, partially offset by a 17.9% increase in strength product sales, primarily home gyms.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the third quarter of 2018 were 54.5%, compared to 53.7% in the same period of 2017. We continue to experience improved credit approval rates due to our media strategy, which focuses on generating responses from consumers with relatively high credit quality. Additionally, our Tier 1 credit provider has noted strong performance from our account portfolio, and due to that credit profile, has progressively expanded its approval standards. We remain focused on maintaining a healthy payment balance between cash and financed purchases.

The $0.3 million increase in cost of sales of our Direct business for the nine months ended September 30, 2018 compared to the same period of 2017 was due to increased product costs.

For the three and nine month periods ended September 30, 2018, Direct gross margins decreased by 620 and 360 basis points, respectively, as compared to the same periods of 2017, primarily due to increased product costs and shift in product mix.

Retail

Retail net sales increased 14.9% and 11.9% for the three and nine month periods ended September 30, 2018, respectively, compared to the same periods of 2017. The increases in both periods reflected growth across a variety of product offerings and customers.

The increases in cost of sales of our Retail business for the three and nine month periods ended September 30, 2018 compared to the same periods of 2017 were primarily related to the increases in Retail net sales.

For the three and nine month periods ended September 30, 2018, Retail gross margins decreased by 100 and 210 basis points, respectively, compared to the same periods of 2017, due to higher product costs and unfavorable changes in foreign currency exchange rates.

Selling and Marketing

Dollars in thousands	Three Months Ended September 30,		Change
	2018	2017	$	%
Selling and marketing	$20,635	$18,028	$2,607	14.5%
As % of net sales	22.7%	20.5%

Dollars in thousands	Nine Months Ended September 30,		Change
	2018	2017	$	%
Selling and marketing	$79,482	$79,321	$161	0.2%
As % of net sales	28.2%	28.5%

The increase in selling and marketing expense in the three month period ended September 30, 2018 compared to the same period of 2017 was primarily due to the following: (1) a $1.9 million increase in financing fees, which included a $2.1 million favorable retroactive adjustment related to a contract extension in the third quarter of 2017 that was not repeated in 2018; (2) a $1.2 million increase in marketing program costs, which included a $0.9 million favorable settlement payment for an indemnification claim in the third quarter of 2017 that was not repeated in 2018; and (3) a $1.1 million increase in creative and product introduction costs. These increases were partially offset by lower media costs of $2.0 million.

For the nine months ended September 30, 2018 compared to the same period of 2017, other than the factors outlined above for the third quarter 2018, the change in selling and marketing expense was flat.

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows:

Dollars in thousands	Three Months Ended September 30,		Change
	2018	2017	$	%
Media advertising	$9,142	$11,114	$(1,972)	(17.7)%

Dollars in thousands	Nine Months Ended September 30,		Change
	2018	2017	$	%
Media advertising	$42,510	$43,704	$(1,194)	(2.7)%

The decreases in media advertising for the three and nine months ended September 30, 2018 as compared to the same periods of 2017 reflected reductions in spending in response to unfavorable media return on investment ("ROI") in 2018 versus 2017, and decreased media investment in the third quarter of 2018 as we prepared to transition our media and promotional support to new and refreshed products planned for launch later in 2018.

General and Administrative

Dollars in thousands	Three Months Ended September 30,		Change
	2018	2017	$	%
General and administrative	$7,503	$6,305	$1,198	19.0%
As % of net sales	8.2%	7.2%

Dollars in thousands	Nine Months Ended September 30,		Change
	2018	2017	$	%
General and administrative	$20,740	$21,106	$(366)	(1.7)%
As % of net sales	7.4%	7.6%

The increase in general and administrative for the three month period ended September 30, 2018 compared to the same period of 2017 was primarily driven by higher litigation and patent legal fees of $0.7 million and headcount costs of $0.3 million.

The decrease in general and administrative for the nine months ended September 30, 2018 as compared to the same period of 2017 was primarily related to lower incentive compensation and legal expenses of $0.2 million and $0.2 million, respectively.

Research and Development

Dollars in thousands	Three Months Ended September 30,		Change
	2018	2017	$	%
Research and development	$4,208	$3,617	$591	16.3%
As % of net sales	4.6%	4.1%

Dollars in thousands	Nine Months Ended September 30,		Change
	2018	2017	$	%
Research and development	$12,744	$11,114	$1,630	14.7%
As % of net sales	4.5%	4.0%

The increase in research and development in the three month period ended September 30, 2018 compared to the same period of 2017 was primarily due to an increase in additional engineering and product development headcount. The increase in research and development expense for the nine month period ended September 30, 2018 was primarily due to additional headcount costs of $0.8 million, as well as higher application development expense of $0.5 million as we continue to supplement our new product development resources required to innovate and broaden our product portfolio.

Other, Net
Other, net relates to the effect of exchange rate fluctuations with the U.S. and our foreign subsidiaries.

Income Tax Expense

Dollars in thousands	Three Months Ended September 30,		Change
	2018	2017	$	%
Income tax expense	$1,870	$4,862	$(2,992)	*
Effective tax rate	29.3%	36.8%

Dollars in thousands	Nine Months Ended September 30,		Change
	2018	2017	$	%
Income tax expense	$4,645	$10,156	$(5,511)	*
Effective tax rate	25.4%	34.7%
* Not meaningful.

Income tax expense and effective tax rates from continuing operations for the three and nine month periods ended September 30, 2018 were primarily related to our profitable U.S and foreign operations. The reduced effective tax rates from continuing operations for the three and nine month periods ended September 30, 2018 compared to the same periods of 2017 were primarily due to the

TCJA, which reduced the U.S federal corporate rate. Income tax expense for the three month period ended September 30, 2018 included a $0.2 million true-up adjustment related to the 2017 provision to the federal tax return.

The TCJA was enacted on December 22, 2017 and provided significant changes to the U.S. Internal Revenue Code. As a result, and in accordance with SAB 118, we made an effort to reasonably estimate the impact of the TCJA on our operating results and recorded certain income tax effects as provisional as of December 31, 2017. Those provisional amounts are subject to adjustment during a measurement period until the accounting under ASC 740 is complete. Upon further analysis of our transition tax calculation, we recorded an increase to the provisional amount of less than $0.1 million, which equates to a less than 1.0% impact to the effective tax rate, in the third quarter of 2018. This amount is included as a component of income tax expense from continuing operations. Due to the complexity of the remainder of the analysis, certain aspects of our accounting under ASC 740 for the tax effects of the Act have not been completed. Items not yet completed include the U.S. state impact of the TCJA. We expect to finalize our calculation in the fourth quarter of 2018, and any adjustments to the provisional amounts will be recorded as a component of income tax expense from continuing operations in said period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, we had $71.1 million of cash and investments compared to $85.2 million as of December 31, 2017. Cash provided by operating activities was $9.8 million for the nine months ended September 30, 2018, compared to $16.7 million for the nine months ended September 30, 2017. We expect our cash, cash equivalents and available-for-sale securities at September 30, 2018, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from September 30, 2018.

The decrease in cash flows from operating activities for the nine months ended September 30, 2018 as compared to the same period of 2017 was primarily due to the changes in our operating assets and liabilities as discussed below, in addition to the decrease in operating performance.

Trade receivables increased by $3.4 million to $46.1 million as of September 30, 2018, compared to $42.7 million as of December 31, 2017, due to a more pronounced increase in seasonal net sales to Retail customers. Trade receivables as of September 30, 2018 compared to September 30, 2017 increased by $7.6 million due to the year-over-year increase in Retail net sales.

Inventories increased by $2.2 million to $55.5 million as of September 30, 2018, compared to $53.4 million as of December 31, 2017 due to seasonality of the business. Inventories as of September 30, 2018 compared to September 30, 2017 decreased by $2.1 million, due to higher inventory turns as a result of increased year-over-year Retail net sales.

Prepaid and other current assets increased by $3.9 million to $11.2 million as of September 30, 2018, compared to $7.3 million as of December 31, 2017, primarily due to higher income tax receivables of $4.7 million related to prepayments made in certain jurisdictions. This was partially offset by reductions in royalties receivable of $0.5 million due to elimination of minimums of a certain agreement, as well as reductions in other receivables of $0.5 million due to utilization of vendor credits.

Trade payables increased by $0.8 million to $67.7 million as of September 30, 2018, compared to $66.9 million as of December 31, 2017, due to seasonality of the business. Trade payables as of September 30, 2018, compared to September 30, 2017, increased by $5.5 million due to the inventory requirements resulting from higher seasonal year-over-year Retail net sales.

Accrued liabilities decreased by $2.9 million to $7.8 million as of September 30, 2018, compared to $10.8 million as of December 31, 2017, primarily due to reductions in income tax payable of $0.9 million related to extension payments for tax year 2017. In addition, sales returns reserves and accrued finance fees decreased by $0.9 million and $0.4 million, respectively, due to lower year-over-year net sales in the Direct channel.

Cash provided by investing activities of $10.4 million for the first nine months of 2018 was primarily related to $17.0 million of net maturities of marketable securities, offset by $6.6 million of capital expenditures for implementation of new software systems, and production tooling and equipment. We anticipate spending between $9.0 million and $11.0 million in 2018 for digital platform enhancements, systems integration, and production tooling.

Cash used in financing activities of $16.8 million for the first nine months of 2018 was primarily related to principal repayments on our term loan of $12.0 million and share repurchases of $5.0 million.

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

The interest rate applicable to the term loan, as well as each advance under the revolving line of credit, is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. As of September 30, 2018, our borrowing rate for both the term loan and line of credit advances was 3.08%.

As of September 30, 2018, the balance on our term loan was $36.0 million, and we had no outstanding borrowings under the line of credit. As of September 30, 2018, we were in compliance with the financial covenants of the Credit Agreement and $20.0 million was available for borrowing under the line of credit.

As of September 30, 2018, we had a $36.0 million receive-variable, pay-fixed interest rate swap outstanding with Chase Bank. The interest rate swap amortizes monthly in line with the outstanding principal balance on our term loan and is classified as a cash flow hedge. The swap matures on December 31, 2020 and has a fixed rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark. At September 30, 2018, the one-month LIBOR rate was 2.08%.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no liabilities were recorded at September 30, 2018.

Stock Repurchase Program
On April 25, 2017, our Board of Directors authorized a $15.0 million share repurchase program. Under this program, shares of our common stock may be repurchased from time to time through April 25, 2019. As of September 30, 2018, repurchases under this program totaled $8.0 million.

On February 21, 2018 our Board of Directors authorized an additional $15.0 million share repurchase program. Under this program, shares of our common stock may be repurchased from time to time through February 21, 2020. To date, we have not repurchased any shares under this program.

For the nine months ended September 30, 2018, we repurchased a total of 376,044 shares for $5.0 million. As of September 30, 2018, $22.0 million remained available for future repurchases under the share repurchase programs.

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

Interest Rate and Foreign Exchange Risk
Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents, marketable securities, derivative assets and variable-rate debt obligations. As of September 30, 2018, we had cash equivalents of $13.5 million held in money market funds and commercial paper, and marketable securities of $40.4 million, held in a combination of certificates of deposit, corporate bonds, and U.S. government bonds. Our cash equivalents mature within three months or less from the date of purchase. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. We have classified our marketable securities as available-for-sale and, therefore, we may choose to sell or hold them as changes in the market occur. Because of the short-term nature of the instruments in our portfolio, a decline in interest rates would reduce our interest income over time, and an increase in interest rates may negatively affect the market price or liquidity of certain securities within the portfolio.

Our negotiated credit facilities generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of September 30, 2018, the outstanding balances on our credit facilities totaled $36.0 million.

As of September 30, 2018, we had a $36.0 million receive-variable, pay-fixed interest rate swap outstanding with Chase Bank, which amortizes monthly in line with the outstanding principal balance on our term loan. The swap is classified as a cash flow hedge and effectively fixes the interest rate on our variable-rate term loan. The interest rate swap matures on December 31, 2020 and has a fixed interest rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark, which was 2.08% at September 30, 2018.

The fair value of our interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. The amounts related to our cash flow hedge are recorded as deferred gains or losses in our consolidated balance sheets with the offset recorded in accumulated other comprehensive income, net of tax. At September 30, 2018, the fair value of our interest rate swap agreement was an asset of $0.5 million. The estimated amount expected to be reclassified into earnings within the next twelve months was $0.4 million at September 30, 2018.

We enter into foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. Total notional amounts outstanding at September 30, 2018 were $27.6 million.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of our equity securities during the third quarter ended September 30, 2018:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1),(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1),(2)
July 1 - July 31	56,541	$13.93	56,541	$23,072,310
August 1 - August 31	40,846	13.84	40,846	22,507,126
September 1 - September 30	36,681	13.88	36,681	21,997,906
Total	134,068	$13.89	134,068	$21,997,906

(1) On April 25, 2017, our Board of Directors authorized the repurchase of $15.0 million of our outstanding common stock from time to time through April 25, 2019.
(2) On February 21, 2018, our Board of Directors authorized the repurchase of an additional $15.0 million of our outstanding common stock from time to time through February 21, 2020.

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

NAUTILUS, INC.
(Registrant)

October 30, 2018	By:	/S/ Bruce M. Cazenave
Date		Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.
(Registrant)

October 30, 2018	By:	/S/ Sidharth Nayar
Date		Sidharth Nayar
Chief Financial Officer (Principal Financial and Accounting Officer)