Form 10-K
period 2018-12-31
NAUTILUS, INC.
filed 2019-02-27
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [ ]  No  [x]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  [ ]    No  [x]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No  [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  [x]    No  [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [x]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  [ ]            Accelerated filer  [x]        Non-accelerated filer  [ ]            Smaller reporting company  [ ]
                Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [ ]    No  [x]
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price ($15.70) as reported on the New York Stock Exchange as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2018) was $398,346,492.
The number of shares outstanding of the registrant's common stock as of February 22, 2019 was 29,590,022 shares.
Documents Incorporated by Reference
The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2019 Annual Meeting of Shareholders.

NAUTILUS, INC.
2018 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. The forward-looking statements in this report include, without limitation: our prospects, resources or capabilities; current or future financial trends; anticipated future operating results; future plans for introduction of new products and the projected impact of the launches of such products; anticipated demand for our new and existing products; maintenance of appropriate inventory levels; growth in revenues and profits; leverage of operating expenses; future revenues from licenses of our intellectual property; results of increased media investment in the Direct segment; continued improvement in operating margins; expectations for increased research and development expenses; anticipated capital expenditures; fluctuations in net sales due to seasonality; and our ability to continue to fund our operating and capital needs for the following twelve-month period. Forward-looking statements also include any statements related to our expectations regarding future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, expenses and gross margins, profits or losses, losses from discontinued operations, settlements of warranty obligations, the anticipated outcome of litigation to which we are a party, new product introductions, financing and working capital requirements and resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part I, Item 1A of this report and in other reports we file with the Securities and Exchange Commission. We do not undertake any duty to update forward-looking statements after the date they are made or conform them to actual results or to changes in circumstances or expectations.

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

BUSINESS STRATEGY

We are focused on developing and marketing consumer fitness equipment and related products to help people enjoy healthier lives. Our products are targeted to meet the needs of a broad range of consumers, including fitness enthusiasts and individuals who are seeking the benefits of regular exercise. We have diversified our business by expanding our portfolio of high quality fitness equipment into multiple product lines utilizing our well-recognized brand names. We are focused on consumer markets and specialty and commercial distribution channels, and view the continual innovation of our product offerings as a key aspect of our business strategy. We regularly refresh our existing product lines with new technologies and finishes, and focus significant effort and resources on the development or acquisition of innovative new fitness products and technologies for introduction to the marketplace at periodic intervals.

Our strategies incorporate the individual characteristics of our Direct and Retail businesses. Our Direct business focuses on: (i) the development of, or acquisition of rights to, unique, branded products and technologies; (ii) the application of creative, cost-effective ways to communicate the benefits of their use; and (iii) making various payment options available to our customers. We are particularly attentive to Direct business metrics that provide feedback regarding the effectiveness of our media marketing programs and attractiveness of third-party consumer financing programs.

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

•
Our Bowflex® brand represents a highly-regarded line of fitness equipment comprised of both cardio and strength products, including the Max Trainer®, TreadClimber®, HVT® and LateralX® specialized cardio machines, PowerRod® and Revolution® home gyms and SelectTech® dumbbells.

•
Our Octane Fitness® brand is known for its innovation around low-impact cardio products, including the perfection of the traditional elliptical machine, along with the creation of new categories of exercise, including the xRide® recumbent elliptical, the LateralX® elliptical, and the Zero Runner®.

•	Our Schwinn® brand is known for its popular line of exercise bikes, including the Airdyne®, as well as Schwinn-branded treadmills and ellipticals.

•	Our Universal® brand, one of the oldest and most recognized names in the fitness industry, currently offers a line of weight benches.

We generally differentiate the product models offered in our Direct and Retail sales channels. We typically introduce innovative products in our Direct sales channel and build awareness through our traditional and digital media spending, and then look to cascade these into the Retail channels. We also have specific products targeted for commercial-grade requirements.

Approximately 82% of our revenue in 2018 was derived from sales of consumer cardio products. While we continue to be a leader in the consumer strength product category, we believe the much larger market for cardio products offers us greater opportunity for growth.

BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

We conduct our business in two segments, Direct and Retail. For further information regarding our segments and geographic information, see Note 21, Segment and Enterprise-Wide Information, to our consolidated financial statements in Part II, Item 8 of this report.

SALES AND MARKETING

Direct
In our Direct business, we market and sell our products, principally Bowflex® cardio and strength products, directly to consumers. While we are, and plan to continue to be, a large direct marketer of strength products in the U.S., our advertising emphasis has shifted toward cardio products, especially the Max Trainer®, HVT® and LateralX®, as cardio products represent the largest component of the fitness equipment market and a majority of our business. Sales of cardio products represented 87% of our Direct channel revenues in 2018, compared to 90% and 93% in 2017 and 2016, respectively.

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

In order to facilitate consumer sales, we partner with several third-party credit providers. Credit approval rates are an important variable in the number of Direct products we sell in a given period. Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers increased to 55% in 2018 from 54% in 2017 and 51% in 2016. The year-over-year increase in approval rates for 2018 compared to 2017 reflects a continued strong consumer credit environment. The increase in approval rates for 2017 versus 2016 was due to expansion of credit approval standards, primarily by our Tier 1 third-party credit provider.

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

Our research and development expenses were $16.8 million, $15.4 million and $13.9 million in 2018, 2017 and 2016, respectively, as we increased our investment in new product development resources and capabilities. We expect our research and development expenses to increase in 2019 as we continue to supplement our investment in new product development, technology initiatives, and engineering capabilities.

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

MERCHANDISE SOURCING

All of our products are produced by third-party manufacturers, and, in 2018, our manufacturing partners were primarily located in Asia. Although multiple factories bid on and are able to produce most of our products, we typically select one factory to be the primary supplier of any given product. Lead times for inventory purchases from our Asian suppliers, from order placement to receipt of goods, generally range from approximately two to three months, of which transit time represents three-to-four weeks. The length of our lead times requires us to place advance manufacturing orders based on management forecasts of future demand for our products. We attempt to compensate for our long replenishment lead times by maintaining adequate levels of inventory at our warehousing facilities.

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

In 2018, approximately 58% of our Retail customers' orders were shipped by our contract manufacturers in Asia directly to our Retail customers locations, typically in container loads. The use of such direct shipments allows us to maintain lower levels of inventory in our warehouses, resulting in lower storage, handling, freight, insurance and other costs, with much of the savings being passed on to our customers. We use various commercial truck lines for our merchandise shipments to Retail customers.

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

Our principal competitors include: ICON Health & Fitness, Johnson Health Tech, Peloton, Beach Body, American Telecast, Life Fitness, Precor and Technogym. We also compete with marketers of mobile device applications focused on fitness training and coaching on both iOS® and Android™ platforms, such as Workout: Gym exercise planner and NIKE® Training Club. Additional marketers of competitive products include the following: activity trackers and content-driven physical activity products, such as Fitbit® and Garmin vivofit®; computer-based recreation products, such as the Microsoft Xbox®; weight management companies, such as Weight Watchers® and Nutrisystem®; group fitness, such as cross-fit classes; and gym memberships, each of which offers alternative solutions for a fit and healthy lifestyle.

EMPLOYEES

As of February 22, 2019, we had approximately 460 employees, substantially all of whom were full-time. None of our employees are subject to collective bargaining agreements. We have not experienced a material interruption of our operations due to labor disputes.

INTELLECTUAL PROPERTY

Trademarks, patents and other forms of intellectual property are vital to the success of our business and are an essential factor in maintaining our competitive position in the health and fitness industry. We regularly monitor commercial activity in our industry to identify potential infringement of our intellectual property. We protect our proprietary rights and take prompt, reasonable actions to prevent counterfeit products and other infringement on our intellectual property.

Trademarks
We own many trademarks, including Nautilus®, Bowflex®, Max Trainer®, TreadClimber®, HVT®, Power Rod®, Bowflex Revolution®, SelectTech®, Octane Fitness®, LateralX®, xRide®, Zero Runner®, Airdyne®, Universal®, RunSocial®, and Max IntelligenceTM. Nautilus is the exclusive licensee under the Schwinn® mark for indoor fitness products. We believe that having distinctive trademarks that are readily identifiable by consumers is an important factor in creating a market for our products, maintaining a strong company identity and developing brand loyalty among our customers. In addition, we have granted licenses to a third party to use the Nautilus, Schwinn and TreadClimber trademarks on commercial fitness products, for which we receive royalty income and expanded consumer awareness of our brands.

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

We maintain a portfolio of patents related to our TreadClimber® specialized cardio machines, which are sold primarily in our Direct segment. The portfolio includes patents with expiration dates ranging from 2021 to 2027.

We maintain a portfolio of patents and patent applications related to our MaxTrainer® specialized cardio machines, which are sold in our Direct and Retail segments. The portfolio includes issued patents with expiration dates ranging from 2024 to 2034, and additional pending patent applications.

Nautilus is also the licensee of patents related to the Bowflex Revolution® home gyms. These patents have expiration dates ranging from 2022 to 2025. Through its Octane Fitness subsidiary, Nautilus owns and licenses certain patents related to Octane's LateralX®, xRide® and Zero Runner® products. These patents have expiration dates ranging from 2022 to 2034.

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

Our customer order backlog as of December 31, 2018 and 2017 was approximately $2.9 million and $6.0 million, respectively.

SIGNIFICANT CUSTOMERS

In 2018, 2017 and 2016, Amazon.com and Dick's Sporting Goods accounted for more than 10% of total net sales as follows:

	2018	2017	2016
Amazon.com	11.5%	11.9%	11.4%
Dick's Sporting Goods	13.8%	*	*
*Less than 10% of total net sales.

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

Our digital platforms may receive, process, transmit and store personal health and fitness information relating to identifiable individuals. Consumer demand for personalized fitness experiences, through mobile applications or wearable fitness trackers and our focus on digital fitness solutions for our products may increase the volume of identifiable individual information we receive on our platforms and through our products. We also receive, process, transmit and store information relating to identifiable individuals in our capacity as an employer. As a result, we may be subject to numerous United States (both federal and state) and foreign jurisdiction laws and regulations designed to protect both individually identifiable information as well as personal health information, including the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) and the European Union’s General Data Protection Regulation (“GDPR”), each of which governs, among other things, the privacy, security and electronic transmission of individually identifiable health information. The GDPR includes, and a growing number of legislative and regulatory bodies elsewhere in the world have adopted, consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. These breach notification laws continue to evolve and include jurisdiction-specific obligations.

We believe that we comply with such laws and regulations in all material respects and our controls in place are adequate for our continued compliance.

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

As of December 31, 2018, we had goodwill of $63.5 million and other intangible assets of $55.2 million. Any future impairment charges, if significant, could materially and adversely affect our operating results. An unexpected decline in revenue, changes in market conditions, changes in competitive products or technologies or a change in management's intentions regarding utilization of intangible assets could lead to future impairment charges.

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

We are subject to laws of the United States and foreign jurisdictions relating to individually identifiable information and personal health information, and failure to comply with those laws, whether or not inadvertent, could subject us to legal actions and could materially adversely affect our business, financial condition and results of operations.

Our digital platforms may receive, process, transmit and store personal health and fitness information relating to identifiable individuals. Consumer demand for personalized fitness experiences, through mobile applications or wearable fitness trackers, and our strategy to focus on digital fitness solutions for our products may increase the volume of identifiable individual information we receive on our platforms and through our products. We also receive, process, transmit and store information relating to identifiable individuals in our capacity as an employer. As a result, we may be subject to United States (both federal and state) and foreign jurisdiction laws and regulations designed to protect both individually identifiable information and personal health information, including HIPAA and its regulations, and the GDPR, which became effective in May 2018. The GDPR includes, and a growing number of legislative and regulatory bodies elsewhere in the world have adopted, consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. These breach notification laws continue to evolve and include jurisdiction-specific obligations. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises personal data.

These and other related laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. Changes to existing laws, introduction of new laws in this area or failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to obtain and process information and allegations by our customers and consumers that we have not performed our contractual obligations, any of which could materially adversely affect our business, financial condition and results of operations.

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

The ultimate success of current, and any future acquisitions we may complete, depends, in part, on our ability to realize the anticipated synergies, channel and product diversification and growth opportunities from integrating newly-acquired businesses or assets into our existing businesses. However, the acquisition and successful integration of independent businesses or assets is a complex, costly and time-consuming process, and the benefits we realize may not meet targeted expectations. The risk and difficulties associated with acquiring and integrating companies and other assets include, among others:

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

All of our products are produced by third-party manufacturers, substantially all of which are located in Asia, primarily in China and Taiwan. Additionally, we make significant sales to customers worldwide, in particular to customers in Canada. Most of our imported products are subject to duties or tariffs that affect the cost and quantity of various types of goods imported into the U.S. or our other markets. The current U.S. presidential administration has indicated that it may seek changes to or withdraw the United States from various international treaties and trade arrangements. While we have not been impacted by any tariff changes to date, uncertainty regarding policies affecting global trade may make it difficult for our management to accurately forecast our business, and increases in the duties, tariffs and other charges imposed on our products by the United States or other countries in which on our products are manufactured or sold, or other restraints on international trade, could negatively affect our business and the results of our operations.

Our business, financial condition and results of operations depend on our ability to attract and retain adequate skilled labor and on the successful implementation of succession plans for key personnel.

Our future success depends on, among other factors, our ability to attract and retain qualified personnel, including executives and skilled labor. Availability of skilled workers is critical to our operations. We may experience difficulty maintaining desired staffing levels with unemployment rates at low levels in many of the geographic areas in which we manufacture or distribute goods. The loss of qualified personnel, our inability to attract new qualified employees or adequately train employees or a delay in hiring key personnel, could materially adversely affect our business, financial condition and results of operations.

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

Our business is exposed to potential false advertising and other related claims, which could adversely affect our financial condition and performance.

The global nature of our business involves a risk of exposure under U.S. (both federal and state) and foreign laws and regulations related to false advertising. A false advertising claim or related judgment against us could result in substantial and unexpected expenditures, affect consumer or customer confidence in our products and services, and divert management’s time and attention from other responsibilities. Although we maintain product and general liability insurance, there can be no assurance that the type or level of coverage we have is adequate (or will apply to the claim at hand) or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A false advertising or other judgment against us and related negative publicity could have a material adverse effect on our reputation, results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Following is a summary of each of our properties as of December 31, 2018:

Company	Location	Primary Function(s)	Owned or Leased
Nautilus	Washington	Corporate headquarters, customer call center, retail store and R&D facility	Leased
Octane	Minnesota	Design, sales, service and R&D facility	Leased
Nautilus	Ohio	Warehouse and distribution facility	Leased
Nautilus	Oregon	Warehouse and distribution facility	Leased
Nautilus	China	Quality assurance and software engineering offices	Leased
Octane	Netherlands	Sales and service office	Leased

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

Item 3. Legal Proceedings

From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. These legal proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

As of the date of filing of this Annual Report on Form 10-K, we were not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock
Our common stock is listed on the New York Stock Exchange (the “NYSE”) and trades under the symbol “NLS.” As of February 22, 2019, there were 42 holders of record of our common stock and approximately 9,370 beneficial shareholders.

We did not pay any dividends on our common stock in 2018 or 2017. Payment of any future dividends, in accordance with our borrowing arrangements, is at the discretion of our Board of Directors, which considers various factors such as our financial condition, operating results, current and anticipated cash needs and future expansion plans.

Equity Compensation Plans
See Part III, Item 12 for equity compensation plan information.

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of our equity securities during the fourth quarter ended December 31, 2018. See Note 18 of Notes to Consolidated Financial Statements for information regarding our public share repurchase programs.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1),(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1),(2)
October 1 - October 31	428,895	$13.03	428,895	$16,408,009
November 1 - November 30	185,290	13.04	185,290	13,991,344
December 1 - December 31	—	—	—	13,991,344
Total	614,185	$13.04	614,185	$13,991,344

(1)  On April 25, 2017, our Board of Directors authorized a $15.0 million repurchase of our outstanding common stock from time to time through April 25, 2019. As of November 2018, the stock repurchases under this program were completed in full and the program expired.

(2) On February 21, 2018, our Board of Directors authorized a $15.0 million repurchase of our outstanding common stock from time to time through February 21, 2020.

Stock Performance Graph
The graph below compares the cumulative total stockholder return of our common stock with the cumulative total return of the NYSE Composite Index and the S&P SmallCap 600 index for the period commencing December 31, 2013 and ending on December 31, 2018. The S&P SmallCap 600 was chosen because we do not believe we can reasonably identify an industry index or specific peer issuer that would offer a meaningful comparison. The S&P SmallCap 600 represents a broad-based index of companies with similar market capitalization.

The graph assumes $100 was invested, on December 31, 2013, in our common stock and each index presented. The comparisons in the table below are not intended to forecast or be indicative of future performance of our common stock.

$250
$200
$150
$100
$50
$-
NLS
NYSE Composite
S&P SmallCap 600

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
NLS	$100.00	$180.07	$198.34	$219.45	$158.36	$129.30
NYSE Composite	$100.00	$104.22	$97.53	$106.31	$123.16	$109.37
S&P SmallCap 600	$100.00	$104.44	$100.93	$125.91	$140.68	$126.96

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in connection with our audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statements of operations data for fiscal years 2018, 2017 and 2016, and the selected consolidated balance sheets data as of December 31, 2018 and 2017 are derived from, and are qualified by reference to, the audited consolidated financial statements which are included in this Form 10-K. The consolidated statements of operations data for fiscal 2015 and 2014 and the consolidated balance sheets data as of December 31, 2016, 2015 and 2014 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	For the Year Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data
Net sales	$396,753	$406,184	$406,039	$335,764	$274,447
Cost of sales	215,013	202,302	194,514	162,530	133,872
Gross profit	181,740	203,882	211,525	173,234	140,575

Operating expenses:
Selling and marketing	115,920	116,222	115,437	101,618	81,059
General and administrative	28,226	27,111	28,775	21,441	22,131
Research and development	16,825	15,446	13,919	9,904	7,231
Asset impairment charge(2)	—	8,800	—	—	—
Total operating expenses	160,971	167,579	158,131	132,963	110,421

Operating income	20,769	36,303	53,394	40,271	30,154

Other income (expense):
Interest income	1,044	653	234	218	63
Interest expense	(1,051)	(1,552)	(1,928)	(22)	(25)
Other, net	239	301	(119)	(445)	32
Total other income (expense)	232	(598)	(1,813)	(249)	70

Income from continuing operations before income taxes	21,001	35,705	51,581	40,022	30,224
Income tax expense(3)	5,891	8,080	16,480	13,219	9,841
Income from continuing operations	15,110	27,625	35,101	26,803	20,383
Loss from discontinued operations	(452)	(1,358)	(923)	(201)	(1,588)
Net income	$14,658	$26,267	$34,178	$26,602	$18,795

Basic income per share from continuing operations	$0.50	$0.90	$1.13	$0.86	$0.65
Basic loss per share from discontinued operations	(0.02)	(0.04)	(0.03)	(0.01)	(0.05)
Basic net income per share(1)	$0.49	$0.86	$1.10	$0.85	$0.60

Diluted income per share from continuing operations	$0.50	$0.89	$1.12	$0.85	$0.64
Diluted loss per share from discontinued operations	(0.01)	(0.04)	(0.03)	(0.01)	(0.05)
Diluted net income per share(1)	$0.48	$0.85	$1.09	$0.84	$0.59

Shares used in per share calculations:
Basic	30,099	30,671	31,032	31,288	31,253
Diluted	30,355	31,010	31,301	31,589	31,688

	As of December 31,
Consolidated Balance Sheets Data	2018	2017	2016	2015	2014
Cash and investments(4)	$63,517	$85,196	$79,617	$60,776	$72,190
Working capital(4)	76,621	91,118	84,951	69,373	83,080
Total assets	332,944	324,776	333,066	315,912	175,654
Long-term note payable, net of current portion(5)	15,993	31,986	47,979	63,971	—
Other long-term liabilities	19,514	16,227	25,825	29,432	4,911
Total shareholders' equity	182,596	179,189	160,857	126,991	111,072

(1)	May not add due to rounding.

(2)	Asset impairment charge in 2017 related to the Octane Fitness brand name. See Notes 1, 5, and 11 of notes to consolidated financial statements for additional information.

(3)
Income tax expense in 2017 includes a $5.6 million benefit related to the change in U.S. tax law that resulted in a lower effective tax rate compared to prior years. See Note 15 of notes to consolidated financial statements for additional information.

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

Net sales in 2018 were $396.8 million, a decrease of $9.4 million, compared to net sales of $406.2 million in 2017. Net sales of our Direct segment decreased $34.5 million, or 15.7%, compared to 2017, primarily due to decreased consumer demand for our Bowflex Max Trainer® cardio products, partially offset by the introduction of the Bowflex LateralX® product line. Net sales of our Retail segment increased by $24.2 million, or 13.2% in 2018, compared to 2017, reflecting sales increases across a variety of product offerings in the mass and specialty retail channels.

Income from continuing operations was $15.1 million, or $0.50 per diluted share, in 2018, compared to $27.6 million, or $0.89 per diluted share, in 2017. Income from continuing operations in 2017 included a non-cash intangible asset impairment charge of $8.8 million, and a one-time tax benefit of $5.6 million related to the change in United States tax law that resulted in the reassessment of certain deferred tax assets and liabilities.

Net income was $14.7 million, or $0.48 per diluted share, in 2018, compared to $26.3 million, or $0.85 per diluted share, in 2017.

BUSINESS ACQUISITION

On December 6, 2018, we acquired certain assets of Paofit Holdings Pte Limited, its subsidiaries and related companies (collectively, "Paofit") for an aggregate purchase price of $2.8 million. The acquisition was funded with cash on hand. Based primarily in Singapore, the Paofit business is focused on developing and distributing software applications known as RunSocial®

and RideSocial™. The acquisition of Paofit's assets is expected to broaden our digital platform applications and deepen our talent pool.

DISCONTINUED OPERATIONS

Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to the Commercial business in 2018, 2017 or 2016, we continue to incur product liability expenses associated with product previously sold into the Commercial channel, and accrued interest associated with an uncertain tax position on discontinued international operations.

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

Goodwill and Other Long-Term Assets Valuation
We evaluate our indefinite-lived intangible assets and goodwill for potential impairment annually or when events or circumstances indicate their carrying value may be impaired. Definite-lived intangible assets, including acquired trade names, customer relationships, patents and patent rights, and other long-lived assets, primarily property, plant and equipment, are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. In 2017, we recognized a non-cash intangible asset impairment charge of $8.8 million related to the indefinite-lived Octane Fitness brand name. No goodwill or other long-term asset impairment charges were recognized in 2018 or 2016.

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

Results of operations information was as follows (in thousands):

	Year Ended December 31,
	2018	2017	Change	% Change
Net sales	$396,753	$406,184	$(9,431)	(2.3)%
Cost of sales	215,013	202,302	12,711	6.3%
Gross profit	181,740	203,882	(22,142)	(10.9)%
Operating expenses:
Selling and marketing	115,920	116,222	(302)	(0.3)%
General and administrative	28,226	27,111	1,115	4.1%
Research and development	16,825	15,446	1,379	8.9%
Asset impairment charge	—	8,800	(8,800)	—%
Total operating expenses	160,971	167,579	(6,608)	(3.9)%
Operating income	20,769	36,303	(15,534)	(42.8)%
Other income (expense):
Interest income	1,044	653	391
Interest expense	(1,051)	(1,552)	501
Other, net	239	301	(62)
Total other income (expense), net	232	(598)	830
Income before income taxes	21,001	35,705	(14,704)
Income tax expense	5,891	8,080	(2,189)
Income from continuing operations	15,110	27,625	(12,515)
Loss from discontinued operations, net of income taxes	(452)	(1,358)	906
Net income	$14,658	$26,267	$(11,609)

	Year Ended December 31,
	2017	2016	Change	% Change
Net sales	$406,184	$406,039	$145	—%
Cost of sales	202,302	194,514	7,788	4.0%
Gross profit	203,882	211,525	(7,643)	(3.6)%
Operating expenses:
Selling and marketing	116,222	115,437	785	0.7%
General and administrative	27,111	28,775	(1,664)	(5.8)%
Research and development	15,446	13,919	1,527	11.0%
Asset impairment charge	8,800	—	8,800	—%
Total operating expenses	167,579	158,131	9,448	6.0%
Operating income	36,303	53,394	(17,091)	(32.0)%
Other income (expense):
Interest income	653	234	419
Interest expense	(1,552)	(1,928)	376
Other, net	301	(119)	420
Total other expense, net	(598)	(1,813)	1,215
Income before income taxes	35,705	51,581	(15,876)
Income tax expense	8,080	16,480	(8,400)
Income from continuing operations	27,625	35,101	(7,476)
Loss from discontinued operations, net of income taxes	(1,358)	(923)	(435)
Net income	$26,267	$34,178	$(7,911)

Results of operations information by segment was as follows (in thousands):

	Year Ended December 31,
	2018	2017	Change	% Change
Net sales:
Direct	$184,925	$219,440	$(34,515)	(15.7)%
Retail	208,092	183,875	24,217	13.2%
Royalty	3,736	2,869	867	30.2%
	$396,753	$406,184	$(9,431)	(2.3)%

Cost of sales:
Direct	$73,446	$78,716	$(5,270)	(6.7)%
Retail	141,564	123,569	17,995	14.6%
Royalty	3	17	(14)	(82.4)%
	$215,013	$202,302	$12,711	6.3%
Gross profit:
Direct	$111,479	$140,724	$(29,245)	(20.8)%
Retail	66,528	60,306	6,222	10.3%
Royalty	3,733	2,852	881	30.9%
	$181,740	$203,882	$(22,142)	(10.9)%
Gross margin:
Direct	60.3%	64.1%	(380)	basis points
Retail	32.0%	32.8%	(80)	basis points

	Year Ended December 31,
	2017	2016	Change	% Change
Net sales:
Direct	$219,440	$225,057	$(5,617)	(2.5)%
Retail	183,875	177,920	5,955	3.3%
Royalty	2,869	3,062	(193)	(6.3)%
	$406,184	$406,039	$145	—%

Cost of sales:
Direct	$78,716	$75,390	$3,326	4.4%
Retail	123,569	119,080	4,489	3.8%
Royalty	17	44	(27)	(61.4)%
	$202,302	$194,514	$7,788	4.0%
Gross profit:
Direct	$140,724	$149,667	$(8,943)	(6.0)%
Retail	60,306	58,840	1,466	2.5%
Royalty	2,852	3,018	(166)	(5.5)%
	$203,882	$211,525	$(7,643)	(3.6)%
Gross margin:
Direct	64.1%	66.5%	(240)	basis points
Retail	32.8%	33.1%	(30)	basis points

The following tables compare the net sales of our major product lines within each business segment (in thousands):

	Year Ended December 31,
	2018	2017	Change	% Change
Direct net sales:
Cardio products(1)	$160,132	$197,683	$(37,551)	(19.0)%
Strength products(2)	24,793	21,757	3,036	14.0%
	184,925	219,440	(34,515)	(15.7)%
Retail net sales:
Cardio products(1)	165,911	143,020	22,891	16.0%
Strength products(2)	42,181	40,855	1,326	3.2%
	208,092	183,875	24,217	13.2%

Royalty income	3,736	2,869	867	30.2%
	$396,753	$406,184	$(9,431)	(2.3)%

	Year Ended December 31,
	2017	2016	Change	% Change
Direct net sales:
Cardio products(1)	$197,683	$209,569	$(11,886)	(5.7)%
Strength products(2)	21,757	15,488	6,269	40.5%
	219,440	225,057	(5,617)	(2.5)%
Retail net sales:
Cardio products(1)	143,020	135,562	7,458	5.5%
Strength products(2)	40,855	42,358	(1,503)	(3.5)%
	183,875	177,920	5,955	3.3%

Royalty income	2,869	3,062	(193)	(6.3)%
	$406,184	$406,039	$145	—%

(1) Cardio products include: MaxTrainer®, TreadClimber®, HVT®, Zero Runner®, Lateral X®, treadmills, exercise bikes and ellipticals.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights and accessories.

Net Sales and Cost of Sales

Direct

The 15.7% decrease in year-over-year Direct net sales for 2018 compared to 2017 was primarily due to decreased consumer demand for our Max Trainer® and was partially offset by an increase in strength products. The 2.5% decrease in year-over-year Direct net sales for 2017 compared to 2016 was primarily due to decreased consumer demand for our TreadClimber® cardio products, partially offset by an increase in sales of strength products. The business also benefited from higher U.S. consumer credit approval rates in both years.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers were 55.3% in 2018 compared to 54.4% in 2017 and 50.6% in 2016.

The decrease in Direct cost of sales in 2018 compared to 2017 was due to the decrease in net sales. The increase in Direct cost of sales in 2017 compared to 2016 was due to higher product costs, partially offset by the decrease in net sales.

The 380 basis point decrease in the gross margin of our Direct business for 2018 compared to 2017 was due to unfavorable product mix and unfavorable overhead absorption due to the decrease in net sales.

The 240 basis point decrease in the gross margin of our Direct business for 2017 compared to 2016 was due to higher discounting of select products, increased product costs related to unfavorable currency trends, and unfavorable product mix.

Retail

The 13.2% increase in Retail net sales in 2018 compared to 2017 was driven primarily by sales increases across a variety of product offerings in both the mass retail and specialty and commercial channel.

The 3.3% increase in Retail net sales in 2017 compared to 2016 was driven primarily by sales increases across a variety of product offerings in the mass retail channel, partially offset by weakness in the specialty and commercial channel.

The increases in Retail cost of sales in 2018 compared to 2017, and in 2017 compared to 2016, were due to the increases in Retail net sales mentioned above.

The 80 and 30 basis point decreases in Retail gross margin in 2018 compared to 2017, and in  2017 compared to 2016, respectively, were due to higher promotional discounting, increases in product costs, and unfavorable product mix.

Selling and Marketing

Dollars in thousands	Year Ended December 31,		Change
	2018	2017	$	%
Selling and marketing	$115,920	$116,222	$(302)	(0.3)%
As % of net sales	29.2%	28.6%

Dollars in thousands	Year Ended December 31,		Change
	2017	2016	$	%
Selling and marketing	$116,222	$115,437	$785	0.7%
As % of net sales	28.6%	28.4%

Selling and marketing expenses in 2018 compared to 2017 were relatively flat year-over-year. The increase in selling and marketing in 2017 compared to 2016 was primarily due to a $5.5 million increase in media advertising, coupled with a $1.0 million increase in creative production costs related to HVT, partially offset by reductions in variable sales expenses of $5.8 million, mainly reduced financing fees.

The slight increases in sales and marketing as a percentage of net sales in 2018 compared to 2017, and in 2017 compared to 2016, were primarily due to less efficient performance of media, resulting in increased media spends in 2018 and 2017 to achieve Direct sales levels.

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows:

Dollars in thousands	Year Ended December 31,		Change
	2018	2017	$	%
Media advertising	$65,017	$65,130	$(113)	(0.2)%

Dollars in thousands	Year Ended December 31,		Change
	2017	2016	$	%
Media advertising	$65,130	$59,638	$5,492	9.2%

The return metrics we achieved on media performance declined in 2018 and 2017, requiring approximately the same media investment to achieve lower Direct net sales. We continue to closely monitor our media investments in order to optimize the investment and sales.

General and Administrative

Dollars in thousands	Year Ended December 31,		Change
	2018	2017	$	%
General and administrative	$28,226	$27,111	$1,115	4.1%
As % of net sales	7.1%	6.7%

Dollars in thousands	Year Ended December 31,		Change
	2017	2016	$	%
General and administrative	$27,111	$28,775	$(1,664)	(5.8)%
As % of net sales	6.7%	7.1%

The increase in general and administrative in 2018 compared to 2017 was primarily due to increased legal expense.

The decrease in general and administrative in 2017 compared to 2016 was primarily due to $1.5 million of savings related to lower integration and administrative costs related to Octane, and a $1.3 million reduction in incentive and stock compensation expense, offset by increased litigation costs of $1.3 million.

The increase in general and administrative as a percentage of net sales in 2018 compared to 2017 was primarily due to the increase in legal expenses and the lower total net sales.

The decrease in general and administrative as a percentage of net sales in 2017 compared to 2016 was primarily due to achieving cost synergies related to the Octane Fitness acquisition.

Research and Development

Dollars in thousands	Year Ended December 31,		Change
	2018	2017	$	%
Research and development	$16,825	$15,446	$1,379	8.9%
As % of net sales	4.2%	3.8%

Dollars in thousands	Year Ended December 31,		Change
	2017	2016	$	%
Research and development	$15,446	$13,919	$1,527	11.0%
As % of net sales	3.8%	3.4%

The increases in research and development in 2018 compared to 2017, and in 2017 compared to 2016, were primarily due to our investment in additional engineering and product development headcount as we continue to supplement our new product development resources required to innovate and broaden our product portfolio.

Asset Impairment Charge
During the fourth quarter of 2017, we identified impairment indicators in our Octane Fitness brand name originally acquired through the Octane Fitness acquisition on December 31, 2015. Weakness in the specialty retail channel as a result of retailer consolidation had a negative impact on Octane branded sales and projected growth trends. We utilized the relief-from-royalty method to quantify the impairment, resulting in an $8.8 million non-cash impairment charge for 2017. The impairment charge was recorded in operating expenses on the consolidated statements of operations.

Interest Expense
Interest expense of $1.1 million, $1.6 million and $1.9 million in 2018, 2017 and 2016, respectively, was primarily related to our term loan.

Other, Net
Other, net primarily relates to the effect of currency exchange rate fluctuations with the U.S. and our foreign subsidiaries. In addition, 2017 included a gain of $0.2 million for an insurance reimbursement related to inventory loss.

Income Tax Expense

Dollars in thousands	Year Ended December 31,		Change
	2018	2017	$	%
Income tax expense	$5,891	$8,080	$(2,189)	(27.1)%
Effective tax rate	28.1%	22.6%

Dollars in thousands	Year Ended December 31,		Change
	2017	2016	$	%
Income tax expense	$8,080	$16,480	$(8,400)	(51.0)%
Effective tax rate	22.6%	31.9%

Income tax expense in all years was primarily attributable to the income generated domestically and internationally. Income tax expense in 2018 benefited from the Tax Cuts and Jobs Act ("TCJA"), which reduced the U.S. federal corporate rate to 21%. Further, 2018 income tax expense included a $0.6 million state tax rate adjustment. This adjustment was associated with the 2017 provision to the tax returns and valuation allowance related to the state net operating loss deferred tax assets, which impacted the effective tax rate by 2.8%.

Income tax expense in 2017 was partially offset by a $5.6 million income tax benefit related to the change in U.S. tax law that resulted in the revaluation of certain deferred tax assets and liabilities.

Income tax expense for 2016 included a release of previously unrecognized tax benefits of $2.7 million associated with certain non-U.S. filing positions, which resulted from completing the deregistration of a certain foreign entity.

The amount of valuation allowance offsetting our deferred tax assets was $1.2 million as of December 31, 2018. Of the total remaining valuation allowance, $0.9 million primarily relates to domestic state tax credit carryforwards and state net operating loss carryforwards as we currently do not anticipate generating income of appropriate character to utilize those deferred tax assets. In addition, $0.3 million of the remaining valuation allowance relates to foreign net operating loss carryforwards. As of the end of fiscal year 2018, there were no material changes to our foreign operations since December 31, 2017 and, accordingly, we maintain our existing valuation allowance on foreign deferred income tax assets in such jurisdictions at December 31, 2018.

Refer to Note 15, Income Taxes, to our consolidated financial statements included in Part II, Item 8 of this report for additional information.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, we had $63.5 million of cash and investments, compared to $85.2 million as of December 31, 2017. Cash provided by operating activities was $21.3 million for 2018, compared to cash provided by operating activities of $35.0 million for 2017. We expect our cash, cash equivalents and available-for-sale securities at December 31, 2018, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from December 31, 2018.

The decrease in cash flows from operating activities for 2018, compared to 2017, was primarily due to decreased operating performance and the changes in our operating assets and liabilities as discussed below.

Trade receivables increased by $3.2 million to $45.8 million as of December 31, 2018, compared to $42.7 million as of December 31, 2017, due to the increase of Retail sales in the fourth quarter of 2018 compared to the same period of 2017.

Inventories increased by $15.1 million to $68.5 million as of December 31, 2018, compared to $53.4 million as of December 31, 2017, primarily due to lower than expected net sales in the Direct segment, coupled with a strategic inventory buildup to mitigate supply chain uncertainties due to potential international tariffs.

Prepaids and other current assets increased by $0.7 million to $8.0 million as of December 31, 2018, compared to $7.2 million as of December 31, 2017, due to added marketing costs for future campaigns, partially offset by royalty payments received in the current year.

Trade payables increased by $20.4 million to $87.3 million as of December 31, 2018, compared to $66.9 million as of December 31, 2017, primarily due to increased spending on inventory in the fourth quarter of 2018.

Accrued liabilities decreased by $2.4 million to $8.4 million as of December 31, 2018 compared to $10.8 million as of December 31, 2017, primarily due to reductions in income tax payable and sales returns reserves in the current year.

Warranty obligations decreased by $0.5 million to $5.6 million as of December 31, 2018 compared to $6.1 million as of December 31, 2017, primarily due to improvement in the experience rates of our products, resulting from better product quality, full stock of parts availability and sales mix.

Net deferred income tax liabilities increased by $3.3 million to $11.8 million as of December 31, 2018, compared to $8.6 million as of December 31, 2017, primarily due to the full expensing of certain business assets for tax purposes as a result of the recent change in the U.S. tax law.

Cash provided by investing activities of $18.7 million for 2018 was primarily related to the net maturities of marketable securities of $31.8 million, partially offset by $10.4 million used for capital expenditures during 2018, primarily for information technology assets, the Max Intelligence platform, and production tooling and equipment. We anticipate spending $8.0 million to $10.0 million in 2019 for digital platform enhancements and production tooling.

Cash used in financing activities of $28.6 million for 2018 was related to principal repayments on our term loan of $16.0 million and share repurchase program spending of $13.0 million.

Financing Arrangements
On December 31, 2015 we entered into an amendment (the “Amendment”) to our existing Credit Agreement, dated December 5, 2014, with JPMorgan Chase Bank, N.A. (“Chase Bank”) that provided for an $80.0 million term loan (the “Term Loan”) to finance the acquisition of Octane Fitness, which matures on December 31, 2020. The Term Loan and our existing $20.0 million revolving line of credit with Chase Bank are secured by substantially all of our assets. The Credit Agreement was amended again on December 21, 2018, which, among other changes, extended the term of the $20.0 million revolving line of credit to December 31, 2021.

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

The interest rate applicable to the Term Loan, as well as each advance under the revolving line of credit, is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. As of December 31, 2018 our borrowing rate for both the Term Loan and line of credit advances was 3.34%.

As of December 31, 2018, we had outstanding borrowings of $32.0 million on our term loan and no letters of credit issued under the Credit Agreement. As of December 31, 2018, we were in compliance with the financial covenants of the Credit Agreement, and there were no borrowings under the $20.0 million line of credit available.

Stock Repurchase Program
On April 25, 2017, our Board of Directors authorized a $15.0 million share repurchase program. Under this program, shares of common stock may be repurchased from time to time through April 25, 2019. During 2018, repurchases under this program totaled $12.0 million. As of November 2018, the stock repurchases under this program were completed in full and the program expired.

On February 21, 2018 our Board of Directors authorized an additional $15.0 million share repurchase program. Under this program, shares of our common stock may be repurchased from time to time through February 21, 2020. As of December 31, 2018, repurchases under this program totaled $1.0 million.

During 2018, we repurchased 990,229 shares at an average price of $13.12 per share for an aggregate purchase price of $13.0 million. As of December 31, 2018, $14.0 million remained available for future repurchases under the existing program.

Repurchases may be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases are funded with existing cash balances, and the repurchased shares are retired and returned to unissued authorized shares.

Commitments and Contingencies
For a description of our commitments and contingencies, refer to Note 22, Commitments and Contingencies, to our consolidated financial statements in Part II, Item 8 of this report.

Non-Cancellable Contractual Obligations
Our operating cash flows include the effect of certain non-cancellable contractual obligations. A summary of such obligations as of December 31, 2018 is as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including interest	$32,816	$16,604	$16,212	$—	$—
Operating lease obligations	21,866	5,366	9,426	4,427	2,647
Purchase obligations(1)	27,240	27,240	—	—	—
Minimum royalty obligations	1,138	1,138	—	—	—
Capital lease obligations	305	132	173	—	—
Total	$83,365	$50,480	$25,811	$4,427	$2,647

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

Due to uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2018, we are unable to make reasonably reliable estimates of the timing of any cash settlements with the respective taxing authorities. Therefore, approximately $3.7 million of liabilities related to unrecognized tax benefits, including interest and penalties on uncertain tax positions, have been excluded from the contractual table above. For further information, refer to Note 15, Income Taxes, to our consolidated financial statements in Part II, Item 8 of this report.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at December 31, 2018.

INFLATION

We do not believe that inflation had a material effect on our business, financial condition or results of operations in 2018, 2017 or 2016. Inflation pressures do exist in countries where our contract manufacturers are based; however, we have largely mitigated these increases through cost improvement measures.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1, Significant Accounting Polices, to our consolidated financial statements in Part II, Item 8 of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Foreign Exchange Risk
Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents, marketable debt securities, derivative assets, and variable-rate debt obligations. As of December 31, 2018, we had cash equivalents of $7.6 million held in money market funds, and marketable debt securities of $25.4 million, held in a combination of certificates of deposit, corporate bonds, and U.S. government bonds. Our cash equivalents mature within three months or less from the date of purchase. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. We have classified our marketable securities as available-for-sale and, therefore, we may choose to sell or hold them as changes in the market occur. Because of the short-term nature of the instruments in our portfolio, a decline in interest rates would reduce our interest income over time, and an increase in interest rates may negatively affect the market price or liquidity of certain securities within the portfolio.

Our negotiated credit facilities generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of December 31, 2018, the outstanding balances on our credit facilities totaled $32.0 million.

As of December 31, 2018, we had a $32.0 million receive-variable, pay-fixed interest rate swap outstanding with Chase Bank, which amortizes monthly in line with the outstanding principal balance on our term loan. The swap is classified as a cash flow hedge and effectively fixes the interest rate on our variable-rate term loan. The interest rate swap matures on December 31, 2020 and has a fixed interest rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark, which was 2.34% at December 31, 2018.

The fair value of our interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. The amounts related to our cash flow hedge are recorded as deferred gains or losses in our consolidated balance sheets with the offset recorded in accumulated other comprehensive income, net of tax. At December 31, 2018, the fair value of our interest rate swap agreement was an asset of $0.4 million. The estimated amount expected to be reclassified into earnings within the next twelve months was $0.3 million at December 31, 2018.

We enter into foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. Total notional amounts outstanding at December 31, 2018 were $28.6 million. A hypothetical 10% increase in interest rates, or a 10% movement in the currencies underlying our foreign currency derivative positions, would not have material impacts on our results of operations, financial position or cash flows.

We do not enter into derivative instruments for any purpose other than to manage our interest rate or foreign currency exposure. That is, we do not engage in interest rate or currency exchange rate speculation using derivative instruments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Nautilus, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nautilus, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited the adjustments to the 2016 consolidated financial statements to retrospectively apply the change in accounting for revenue recognition due to the adoption of ASC 606 Revenue from Contracts with Customers, as described in Note 4. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2016 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2016 consolidated financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2017.

Portland, Oregon
February 27, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Nautilus, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Nautilus, Inc. and subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

Portland, Oregon
February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Nautilus, Inc.
Vancouver, Washington

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 4 to the consolidated financial statements, the consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows of Nautilus, Inc. and subsidiaries (the "Company") for the year ended December 31, 2016 (the 2016 consolidated financial statements before the effects of the adjustments discussed in Note 4 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such 2016 consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 4 to the consolidated financial statements, present fairly, in all material respects, the results of their operations and cash flows of Nautilus, Inc. and subsidiaries for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting discussed in Note 4 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 27, 2017

NAUTILUS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2018	2017
		*
Assets
Cash and cash equivalents	$38,125	$27,893
Available-for-sale securities	25,392	57,303
Trade receivables, net of allowances of $99 and $119	45,847	42,685
Inventories	68,465	53,354
Prepaids and other current assets	7,980	7,240
Income taxes receivable	5,653	17
Total current assets	191,462	188,492
Property, plant and equipment, net	22,216	15,827
Goodwill	63,452	62,030
Other intangible assets, net	55,240	57,743
Other assets	574	684
Total assets	$332,944	$324,776
Liabilities and Shareholders' Equity
Trade payables	$87,265	$66,899
Accrued liabilities	8,370	10,764
Warranty obligations, current portion	3,213	3,718
Note payable, current portion, net of unamortized debt issuance costs of $7 and $7	15,993	15,993
Total current liabilities	114,841	97,374
Warranty obligations, non-current	2,362	2,399
Income taxes payable, non-current	3,427	2,955
Deferred income tax liabilities, non-current	11,888	8,558
Other long-term liabilities	1,837	2,315
Note payable, non-current, net of unamortized debt issuance costs of $7 and $14	15,993	31,986
Total liabilities	150,348	145,587
Commitments and contingencies (Note 22)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 29,545 and 30,305 shares issued and outstanding	215	—
Retained earnings	183,290	179,448
Accumulated other comprehensive loss	(909)	(259)
Total shareholders' equity	182,596	179,189
Total liabilities and shareholders' equity	$332,944	$324,776
*See Note 4.

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
		*	*
Net sales	$396,753	$406,184	$406,039
Cost of sales	215,013	202,302	194,514
Gross profit	181,740	203,882	211,525
Operating expenses:
Selling and marketing	115,920	116,222	115,437
General and administrative	28,226	27,111	28,775
Research and development	16,825	15,446	13,919
Asset impairment charge	—	8,800	—
Total operating expenses	160,971	167,579	158,131
Operating income	20,769	36,303	53,394
Other income (expense):
Interest income	1,044	653	234
Interest expense	(1,051)	(1,552)	(1,928)
Other, net	239	301	(119)
Total other income (expense), net	232	(598)	(1,813)
Income from continuing operations before income taxes	21,001	35,705	51,581
Income tax expense	5,891	8,080	16,480
Income from continuing operations	15,110	27,625	35,101
Discontinued operations:
Loss from discontinued operations before income taxes	(206)	(1,713)	(1,077)
Income tax expense (benefit) of discontinued operations	246	(355)	(154)
Loss from discontinued operations	(452)	(1,358)	(923)
Net income	$14,658	$26,267	$34,178

Basic income per share from continuing operations	$0.50	$0.90	$1.13
Basic loss per share from discontinued operations	(0.02)	(0.04)	(0.03)
Basic net income per share(1)	$0.49	$0.86	$1.10

Diluted income per share from continuing operations	$0.50	$0.89	$1.12
Diluted loss per share from discontinued operations	(0.01)	(0.04)	(0.03)
Diluted net income per share(1)	$0.48	$0.85	$1.09
Shares used in per share calculations:
Basic	30,099	30,671	31,032
Diluted	30,355	31,010	31,301
(1) May not add due to rounding.
*See Note 4.

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2018	2017	2016
		*	*
Net income	$14,658	$26,267	$34,178
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of income tax expense (benefit) of $13, $(27), and $5	58	(56)	8
Gain (loss) on derivative securities, effective portion, net of income tax expense (benefit) of $(17), $171, and $(14)	7	240	(24)
Foreign currency translation adjustment, net of income tax expense (benefit) of $(2), $1, and $(5)	(715)	774	126
Other comprehensive income (loss)	(650)	958	110
Comprehensive income	$14,008	$27,225	$34,288
*See Note 4.

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balances at January 1, 2016	31,005	$796	$127,522		$(1,327)	$126,991
Net income	—	—	34,178	*	—	34,178
Unrealized gain on marketable securities, net of income tax expense of $5	—	—	—		8	8
Loss on derivative securities, effective portion, net of income tax benefit of $14	—	—	—		(24)	(24)
Foreign currency translation adjustment, net of income tax benefit of $5	—	—	—		126	126
Stock-based compensation expense	—	2,613	—		—	2,613
Common stock issued under equity compensation plan, net of shares withheld for tax payments	116	117	—		—	117
Common stock issued under employee stock purchase plan	24	381	—		—	381
Tax benefit related to stock-based awards	—	1,857	—		—	1,857
Repurchased shares	(320)	(5,186)	(204)		—	(5,390)
Balances at December 31, 2016	30,825	578	161,496		(1,217)	160,857
Net income	—	—	26,267	*	—	26,267
Unrealized gain on marketable securities, net of income tax benefit of $27	—	—	—		(56)	(56)
Loss on derivative securities, effective portion, net of income tax expense of $171	—	—	—		240	240
Foreign currency translation adjustment, net of income tax expense of $1	—	—	—		774	774
Stock-based compensation expense	—	1,884	(28)		—	1,856
Common stock issued under equity compensation plan, net of shares withheld for tax payments	231	(181)	—		—	(181)
Common stock issued under employee stock purchase plan	37	487	—		—	487
Repurchased shares	(788)	(2,768)	(8,287)		—	(11,055)
Balances at December 31, 2017	30,305	—	179,448		(259)	179,189
Net income	—	—	14,658		—	14,658
Unrealized loss on marketable securities, net of income tax expense of $13	—	—	—		58	58
Gain on derivative securities, effective portion, net of income tax benefit of $17	—	—	—		7	7
Foreign currency translation adjustment, net of income tax benefit of $2	—	—	—		(715)	(715)
Stock-based compensation expense	—	1,981	—		—	1,981
Common stock issued under equity compensation plan, net of shares withheld for tax payments	192	(30)	—		—	(30)
Common stock issued under employee stock purchase plan	38	444	—		—	444
Repurchased shares	(990)	(2,180)	(10,816)		—	(12,996)
Balances at December 31, 2018	29,545	$215	$183,290		$(909)	$182,596
*See Note 4.
See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
		*	*
Cash flows from operating activities:
Income from continuing operations	$15,110	$27,625	$35,101
Loss from discontinued operations	(452)	(1,358)	(923)
Net income	14,658	26,267	34,178
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment charge	—	8,800	—
Depreciation and amortization	8,942	8,643	7,874
Bad debt expense	27	311	289
Inventory lower-of-cost-or-market/NRV adjustments	558	1,067	245
Stock-based compensation expense	1,981	1,856	2,613
Loss on asset disposals	32	56	147
Deferred income taxes, net of valuation allowances	3,229	(8,556)	9,510
Excess tax benefit related to stock-based awards	—	—	(1,857)
Other	133	(117)	5
Changes in operating assets and liabilities:
Trade receivables	(3,030)	2,516	(694)
Inventories	(15,634)	(7,526)	(3,110)
Prepaids and other current assets	(495)	1,080	(1,415)
Income taxes receivable	(5,636)	3,214	(2,792)
Trade payables	19,312	449	6,464
Accrued liabilities, including warranty obligations	(2,826)	(3,044)	(5,606)
Net cash provided by operating activities	21,251	35,016	45,851
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(2,750)	—	(3,468)
Purchases of property, plant and equipment and intangible assets	(10,380)	(3,792)	(4,656)
Purchases of available-for-sale-securities	(29,522)	(88,413)	(34,739)
Proceeds from maturities of available-for-sale securities	61,365	62,939	32,923
Proceeds from sales of available-for-sale securities	—	—	71
Net cash provided by (used in) investing activities	18,713	(29,266)	(9,869)
Cash flows from financing activities:
Payments on long-term debt	(16,000)	(16,000)	(16,000)
Proceeds from employee stock purchases	444	487	381
Proceeds from exercise of stock options	366	560	356
Tax payments related to stock award issuances	(396)	(741)	(239)
Excess tax benefit related to stock-based awards	—	—	1,857
Payments for stock repurchases	(12,996)	(11,055)	(5,390)
Net cash used in financing activities	(28,582)	(26,749)	(19,035)
Effect of exchange rate changes on cash and cash equivalents	(1,150)	1,018	149
Increase (decrease) in cash and cash equivalents	10,232	(19,981)	17,096
Cash and cash equivalents:
Beginning of year	27,893	47,874	30,778
End of year	$38,125	$27,893	$47,874
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$8,885	$11,630	$11,511
Cash paid for interest	1,044	1,545	1,920
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$1,220	$404	$210
*See Note 4.

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

We are committed to providing innovative, quality solutions to help people achieve their fitness goals through a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products and related accessories for consumer use, primarily in the U.S., Canada, and Europe. Our products are sold under some of the most-recognized brand names in the fitness industry: Nautilus®, Bowflex®, Octane Fitness®, Schwinn®, and Universal®.

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

Basis of Consolidation and Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and relate to Nautilus, Inc. and its subsidiaries, all of which are wholly-owned, directly or indirectly. Intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation. On the consolidated balance sheets, we have reclassified income taxes receivable from "prepaids and other current assets."

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

Discontinued Operations
Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to our former Commercial business during 2016 through 2018, we continue to have product liability and other legal expenses associated with product previously sold into the Commercial channel.

Results of operations related to the Commercial business have been presented in the consolidated financial statements as discontinued operations for all periods presented.

Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in the financial statements. Our critical accounting estimates relate to goodwill and other long-term assets valuation. Actual results could differ from our estimates.

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

We derive a significant portion of our net sales from a small number of our Retail customers. A loss of business from one or more of these large customers, if not replaced with new business, would negatively affect our operating results and cash flows. In 2018, two customers each individually accounted for more than 10%, but less than 15%, of our net sales. In each of 2017 and 2016, one customer accounted for more than 10%, but less than 15%, of our net sales.

Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less at purchase are considered to be cash equivalents. As of December 31, 2018, cash equivalents consisted of money market funds and totaled $7.6 million. As of December 31, 2017, cash equivalents consisted of money market funds and commercial paper and totaled $12.9 million.

Available-For-Sale Securities
We classify our marketable debt securities as available-for-sale and, accordingly, record them at fair value. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Unrealized holding gains and losses, which are immaterial, are excluded from earnings and are reported net of tax in other comprehensive income until realized. Dividend and interest income is recognized when earned. Realized gains and losses, which were not material in 2018 or 2017, are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

We periodically evaluate whether declines in fair values of our investments below their cost are "other-than-temporary." This evaluation consists of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our ability and intent to hold the investment until a forecasted recovery occurs. For additional information, refer to Note 5, Fair Value Measurements.

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

We do not enter into derivative instruments for any purpose other than to manage our interest rate or foreign currency exposure. That is, we do not engage in interest rate or currency exchange rate speculation using derivative instruments. For additional information, refer to Note 6, Derivatives.

Trade Receivables
Accounts receivable primarily consists of trade receivables due from our Retail segment customers. We determine an allowance for doubtful accounts based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. For additional information, refer to Note 7, Trade Receivables.

Inventories
Inventories are stated at the lower of cost and net realizable value ("NRV"), with cost determined based on the first-in, first-out method. We establish inventory allowances for excess, slow-moving and obsolete inventory based on inventory levels, expected product life and forecasted sales. Inventories are written down to NRV based on historical demand, competitive factors, changes in technology and product lifecycles. For additional information, refer to Note 8, Inventories.

Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation. Improvements or betterments which add new functionality or significantly extend the life of an asset are capitalized. Software costs related to an asset developed for internal use are capitalized after the preliminary project stage, management has committed to the completion of the project and it is probable the project will be complete and used as intended. Expenditures for maintenance and repairs are expensed as incurred. The cost of assets retired, or otherwise disposed of, and the related accumulated depreciation, are removed from the accounts at the time of disposal. Gains and losses resulting from asset sales and dispositions are recognized in the period in which assets are disposed. Depreciation is recognized, using the straight-line method, over the lesser of the estimated useful lives of the assets or, in the case of leasehold improvements, the lease term, including renewal periods if we expect to exercise our renewal options. Depreciation on automobiles, computer software and equipment, machinery and equipment, and furniture and fixtures is determined based on estimated useful lives, which generally range from two-to-seven years. For additional information, refer to Note 9, Property, Plant and Equipment.

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

We performed assessments of goodwill in the fourth quarters of 2018, 2017 and 2016, and determined no impairments were indicated in those years. We evaluate goodwill at the reporting unit level. Our goodwill assets related to our Canadian subsidiary and the Paofit acquisition are attributable to our Direct reporting unit, and our goodwill related to the Octane acquisition is attributable to our Retail reporting unit. For further information regarding goodwill, see Note 10, Goodwill.

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

We tested our indefinite-lived trademarks for impairment in the fourth quarters of 2018, 2017 and 2016. During the fourth quarter of 2017, we identified impairment indicators in our Octane Fitness brand name originally acquired through the Octane Fitness acquisition on December 31, 2015. Ongoing weakness in the specialty retail channel, as a result of retailer consolidation, had a negative impact on Octane branded sales and projected growth trends. We utilized the relief-from-royalty method to quantify the impairment, resulting in an $8.8 million non-cash impairment charge for 2017. The impairment charge is recorded in operating expenses on the consolidated statements of operations. We determined no impairment was indicated in 2018 and 2016 for our indefinite-lived intangible assets.

Definite-lived intangible assets, primarily acquired trade names, customer relationships, patents and patent rights, are stated at cost, net of accumulated amortization, and are evaluated for impairment as discussed below under Impairment of Long-Lived Assets. We recognize amortization expense for our definite-lived intangible assets on a straight-line basis over the estimated useful lives. For further information regarding other intangible assets, see Note 11, Other Intangible Assets.

Impairment of Long-Lived Assets
Long-lived assets, including property, plant and equipment and definite-lived intangible assets, are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. When such an event or condition occurs, we estimate the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to determine whether a potential impairment exists. If the carrying value exceeds estimated future undiscounted cash flows, we record impairment expense to reduce the carrying value of the asset to its estimated fair value. No impairment charges were recorded in 2018, 2017 and 2016.

Share Repurchases
Shares of our common stock may be repurchased from time to time as authorized by our Board of Directors. Repurchases may be made in open market transactions at prevailing prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases are funded from existing cash balances, and repurchased shares are retired and returned to unissued authorized shares. These repurchases are accounted for as reductions to our common stock to the extent available with remaining amounts allocated against retained earnings. For additional information, see Note 18, Stock Repurchase Programs.

Revenue Recognition and Adoption of Topic 606
On January 1, 2018, we adopted ASU 2014-09 and all subsequent ASUs that modified ASC 606. We elected to apply the standard and all related ASUs retrospectively to each prior reporting period presented. The implementation of the new standard had no material impact on the measurement or recognition of revenue, resulting in no adjustments to prior periods. Additional disclosures, however, have been added in accordance with the ASU.

Our Direct and Retail revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our product sales and shipping revenues are reported net of promotional discounts, returns allowances, contractual rebates, and consideration payable to our customers. We estimate the revenue impact of retail sales incentive programs based on the planned duration of the program and historical experience.

Many Direct business customers finance their purchases through a third-party credit provider, for which we pay a commission or financing fee to the credit provider. Revenue for such transactions is recognized based on the sales price charged to the customer, net of promotional discounts, and the related commission or financing fee is included in selling and marketing expense.

For additional information, see Note 4, Revenues.

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

	2018	2017	2016
Balance, January 1	$6,920	$5,901	$5,677
Charges to reserve	15,058	18,377	12,935
Reductions for sales discounts and returns	(17,559)	(17,358)	(12,711)
Balance, December 31	$4,419	$6,920	$5,901

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

Advertising and Promotion
We expense our advertising and promotion costs as incurred. Production costs of television advertising commercials are recorded in prepaids and other current assets until the initial broadcast, at which time such costs are expensed. Advertising and promotion costs are included in selling and marketing expenses and totaled $65.7 million, $66.4 million and $60.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Prepaid advertising and promotion costs were $2.7 million and $1.5 million as of December 31, 2018 and 2017, respectively.

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

For additional information on financial instruments recorded at fair value on a recurring basis as of December 31, 2018 and 2017, refer to Note 5, Fair Value Measurements.

Stock-Based Compensation
We recognize stock-based compensation expense on a straight-line basis over the applicable vesting period, based on the grant-date fair value of the award. To the extent a stock-based award is subject to performance conditions, the amount of expense recorded in a given period, if any, reflects our assessment of the probability of achieving the performance targets.

Fair value of stock options and shares subject to our employee stock purchase plan are estimated using the Black-Scholes valuation model; fair value of performance share unit ("PSU") awards, restricted stock unit ("RSU") awards and restricted stock awards ("RSA") is based on the closing market price on the day preceding the grant.

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

Recent Accounting Pronouncements

Newly-Adopted Pronouncements

ASU 2018-15
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement ("CCA") that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected. ASU 2018-15 also includes provisions for expensing the capitalized implementation costs over the term of the hosting arrangement, and application of impairment and abandonment guidance under Subtopics 350-40 and 360-10, respectively. Further, the amendments include presentation requirements in the entity's financial statements for the capitalized implementation costs and related amortization expense. ASU 2018-15 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, and the amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We early adopted ASU 2018-15 as of October 1, 2018 on a prospective basis. Our adoption of ASU 2018-15 had no material impact on our financial position, results of operations or cash flows.

ASU 2018-05
In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740)." ASU 2018-05 provides amendments to SEC paragraphs pursuant to Staff Accounting Bulletin ("SAB") No. 118 related to the accounting for the income tax effects of the Tax Cuts and Jobs Act ("TCJA" or the "Act") enacted as of December 22, 2017. ASU 2018-05 clarifies the income tax effects of the TCJA when accounting under Topic 740 is (1) complete, (2) incomplete, but for which a reasonable estimate can be determined, or (3) incomplete, but for which a reasonable estimate cannot be determined. The adoption of ASU 2018-05 as of the March 13, 2018 issuance date had no material impact on our financial position, results of operations or cash flows. Upon further analysis of our transition tax calculation, we recorded an increase to the provisional amount of less than $0.1 million, which equates to a less than 1.0% impact to the effective tax rate, in 2018. This amount is included as a component of income tax expense from continuing operations. Our accounting for the income tax effects of the TCJA was completed as of December 31, 2018.

ASU 2017-09
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718) - Scope in Modification Accounting." ASU 2017-09 provides clarity and reduces diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. An entity should account for the effects of a modification unless all of certain criteria are met. Those criteria relate to fair value, vesting conditions and classification of the modified award. If all three conditions are the same for the modified award as for the original award, then the entity should not account for the effects of the modification. ASU 2017-09 was effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Our adoption of ASU 2017-09 as of January 1, 2018 had no material impact on our financial position, results of operations or cash flows.

ASU 2017-01
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business." ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, ASU 2017-01 (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. ASU 2017-01 was effective for all public business entities annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Our adoption of ASU 2017-01 as of January 1, 2018 had no material impact on our financial position, results of operations or cash flows.

ASU 2016-16
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory." Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset is sold to an outside party. The amendments in ASU 2016-16 eliminate the exception for an intra-entity transfer of an asset other than inventory, and allows recognition of the income tax consequences when the transfer occurs. ASU 2016-16 was effective for public companies' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. Our adoption of ASU 2016-16 as of January 1, 2018 had no material effect on our financial position, results of operations or cash flows.

ASU 2016-15
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." The amendments in ASU 2016-15 are intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows, with the intent of reducing diversity in practice for the eight types of cash flows identified. ASU 2016-15 was effective for public companies' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017. Our adoption of ASU 2016-15 as of January 1, 2018 had no material effect on our financial position, results of operations or cash flows.

ASU 2014-09
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 replaces most existing revenue recognition guidance, and requires companies to recognize revenue based upon the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. In addition, the standard requires disclosures related to the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We applied the five-step method outlined in the ASU to all revenue streams and elected the full retrospective method for our adoption of the standard as of January 1, 2018. The additional disclosures required by the ASU are included in Note 4, Revenues.

Recently Issued Pronouncements Not Yet Adopted

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

ASUs 2018-11, 2018-10, 2018-01 and 2016-02
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 replaces the existing guidance in Accounting Standards Codification ("ASC") 840, Leases. The new standard requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, "Land Easement Practical Expedient for Transition to Topic 842"; ASU 2018-10, "Codification Improvements to Topic 842, Leases;" and ASU 2018-11, "Targeted Improvements." The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating. For finance leases the lessee would recognize interest expense and amortization of the ROU asset, and for operating leases the lessee would recognize a straight-line total lease expense.

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

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We expect to elect the use-of-hindsight practical expedient with respect to determining lease terms. We do not expect to elect the practical expedient pertaining to land easements as it is not applicable to us.

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

We are continuing to review our existing vendor contracts for potential embedded leases as well as renewal options and whether exercises of renewal options are reasonably certain. Based on our analyses to date of our existing operating and financing leases, we currently expect to recognize additional operating lease liabilities of approximately $28 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum lease payments under current leasing standards for existing operating leases, net of reductions for the impacts of deferred rents and lease incentives.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also plan to elect the practical expedient to not separate lease and non-lease components for all of our leases.

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

ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments." The amendments in ASU 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2019, using a modified-retrospective approach, with certain exceptions. Early adoption is permitted. While we do not expect the adoption of ASU 2016-13 to have a material effect on our business, we are evaluating the potential impact that the new ASU may have on our financial position, results of operations and cash flows.

(2) BUSINESS ACQUISITIONS

On December 6, 2018, we acquired certain assets of Paofit Holdings Pte Limited, its subsidiaries and related companies (collectively, "Paofit") for an aggregate purchase price of $2.8 million. The acquisition was funded with cash on hand. Based primarily in Singapore, the Paofit business is focused on developing and distributing software applications known as RunSocial® and RideSocial™. The Paofit acquisition is expected to broaden our digital platform applications and deepen our talent pool. We accounted for the transaction as a business combination.

Since the acquisition occurred on December 6, 2018, no amount of net sales or net income related to the Paofit business was included in our reported 2018 amounts. We expect to categorize Paofit's results of operations in our Direct segment.

Total acquisition costs incurred through December 31, 2018 were $0.2 million and were expensed in general and administrative costs.

Purchase Price Allocation
Acquired assets were recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair value of identifiable net assets resulted in the recognition of goodwill of $1.6 million, all of which was assigned to the Direct segment, and is attributed primarily to Paofit's intellectual property base, employee workforce and application to future digital technologies. The goodwill is not expected to be deductible for income tax purposes. No liabilities were acquired as part of the transaction.

The purchase price allocation was determined based on the preliminary fair values of the assets identified as of the acquisition date. It may be adjusted, within a period of no more than 12 months from the acquisition date, if the preliminary fair values change as a result of circumstances existing at the acquisition date, and upon receipt of final appraisals and valuations. Such fair value adjustments may arise in respect to intangible assets and inventories upon completion of the necessary valuations and physical verifications of such assets.

As of December 31, 2018, the fair values of the assets acquired are preliminary because final appraisals and valuations have not yet been completed. The following table summarizes the preliminary fair values of the assets acquired as of the December 6, 2018 acquisition date (in thousands):

Preliminary Valuation at December 6, 2018
Inventories	$8
Intangible assets	1,140
Identifiable assets acquired	1,148
Goodwill	1,602
Total assets acquired	$2,750

The following table sets forth the components of identifiable intangible assets and their estimated fair values and useful lives as of the acquisition date (in thousands):

	Estimated fair value	Weighted-average amortization period (years)
Trade mark - RunSocial	$250	5
Patents	410	7
Developed technology	480	5
	$1,140	5.7

This acquisition is not material to our net sales, results of operations or total assets during any period presented. Accordingly, our consolidated results from operations do not differ materially from historical performance as a result of this acquisition, and, therefore, pro forma results are not presented.

(3) DISCONTINUED OPERATIONS

Following is a summary of certain financial information regarding our discontinued operations (in thousands):

	Year Ended December 31,
	2018	2017	2016
Loss from discontinued operations before income taxes	$(206)	$(1,713)	$(1,077)
Income tax expense (benefit)	246	(355)	(154)
Total loss from discontinued operations	$(452)	$(1,358)	$(923)

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

(4) REVENUES

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

Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For our Direct channel, control is transferred when products are shipped and title passes to customers. For Retail, control is transferred when both title and risk of loss passes to the customer, generally upon our delivery to the carrier, in accordance with the terms of a sales contract.

Our product sales and shipping revenues are reported net of promotional discounts, returns allowances, contractual rebates, and consideration payable to our customers. We estimate the revenue impact of retail sales incentive programs based on the planned duration of the program and historical experience. Sales incentives are estimated using the expected value method at the time of sale to determine any variable consideration to be included in the transaction price. Otherwise, such consideration payable is recorded at the later of the time the customer is notified of the sales incentive or the time of the sale. We estimate our liability for product returns based on historical experience, and record the expected customer refund liability as a reduction of revenue, and the expected inventory right of recovery, net of estimated scrap, as a reduction of cost of sales. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.

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

For our product sales, services, and freight and delivery fees, we are the principal in the contract and recognize revenue at a point in time. For our Direct channel extended warranty contracts, we are the agent and recognize revenue on a net basis because our performance obligation is to facilitate the arrangement between our customers and the third-party performance obligor. We recognize revenue related to extended warranty contracts at the same time as the revenue associated with the products that are subject to such extended warranty coverage.

For customer contracts that include multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling price based on prices charged to customers on stand alone sales or using expected cost plus margin.

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Product sales	$380,489	$388,442	$390,833
Extended warranties and services	9,226	11,572	7,954
Other(1)	7,038	6,170	7,252
Net sales	$396,753	$406,184	$406,039
(1) Other revenue is primarily freight and delivery and royalty income.

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$348,712	$352,703	$353,893
Canada	20,489	25,589	26,005
All other	27,552	27,892	26,141
Net sales	$396,753	$406,184	$406,039

As of December 31, 2018, estimated revenue expected to be recognized in the future totaled $2.9 million primarily related to customer order backlog which includes firm orders for future shipment to our Retail customers, as well as unfulfilled consumer orders within the Direct channel. Retail orders of $1.5 million and Direct orders of $1.4 million comprise our backlog as of December 31, 2018. The estimated future revenues are net of contractual rebates and consideration payable for applicable Retail customers, and net of current promotional programs and sales discounts for our Direct customers.

The following table provides information about our liabilities from contracts with customers, primarily customer deposits and deferred revenue for which advance consideration is received prior to the transfer of control. Revenue is recognized when transfer of control occurs. All customer deposits and deferred revenue received are short-term in nature. Significant changes in contract liabilities balances, including revenue recognized in the reporting period that was included in opening contract liabilities, are shown below (in thousands):

	2018	2017	2016
Balance, January 1	$1,084	$1,095	$315
Cash additions	1,794	2,019	882
Revenue recognition	(2,062)	(2,030)	(102)
Balance, December 31	$816	$1,084	$1,095

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

(5) FAIR VALUE MEASUREMENTS

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

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$7,646	$—	$—	$7,646
	7,646	—	—	7,646

Available-for-Sale Securities
Certificates of deposit(1)	—	10,379	—	10,379
Corporate bonds	—	7,522	—	7,522
U.S. government bonds	—	7,491	—	7,491
	—	25,392	—	25,392

Derivatives
Interest rate swap contract	—	363	—	363
Foreign currency forward contracts	—	240	—	240
	—	603	—	603
Total assets at fair value	$7,646	$25,995	$—	$33,641

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$10,946	$—	$—	$10,946
Commercial paper	—	1,996	—	1,996
Total cash equivalents	10,946	1,996	—	12,942

Available-for-Sale Securities
Certificates of deposit(1)	—	19,875	—	19,875
Corporate bonds	—	29,239	—	29,239
U.S. government bonds	—	8,189	—	8,189
Total available-for-sale securities	—	57,303	—	57,303

Derivatives
Interest rate swap contract	—	372	—	372
Foreign currency forward contracts	—	390	—	390
	—	762	—	762
Total assets at fair value	$10,946	$60,061	$—	$71,007
(1) All certificates of deposit are within current FDIC insurance limits.

We did not have any liabilities measured at fair value on a recurring basis as of December 31, 2018 or 2017.

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the years ended December 31, 2018 and 2017. Additionally, we did not have any changes to our valuation techniques during the years ended December 31, 2018 and 2017.

We classify our marketable debt securities as available-for-sale and, accordingly, record them at fair value. Level 1 investment valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 investment valuations are obtained from inputs, other than quoted market prices in active markets for identical assets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions. The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Unrealized holding gains and losses are excluded from earnings and are reported net of tax in comprehensive income until realized.

The fair values of our interest rate swap contract and our foreign currency forward contracts are calculated as the present value of estimated future cash flows using discount factors derived from relevant Level 2 market inputs, including forward curves and volatility levels.

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property, plant and equipment, goodwill, other intangible assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. Other than our annual goodwill and indefinite-lived trade names impairment assessments and valuations effective as of October 1, 2018 and 2017, we did not perform any assessments or valuations on assets or liabilities that are valued at fair value on a nonrecurring basis. For the year ended December 31, 2018, we did not record any other-than-temporary impairments on our financial assets required to be measured at fair value on a nonrecurring basis. During the year ended December 31, 2017, we recorded an impairment to our indefinite-lived Octane Fitness trade name in the amount of $8.8 million.

The carrying values of cash and cash equivalents, trade receivables, prepaids and other current assets, trade payables and accrued liabilities approximate fair value due to their short maturities. The carrying value of our term loan approximates its fair value and falls under Level 2 of the fair value hierarchy, as the interest rate is variable and based on current market rates.

(6) DERIVATIVES

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

As of December 31, 2018, we had a $32.0 million interest rate swap outstanding with JPMorgan Chase Bank, N.A. This interest rate swap matures on December 31, 2020 and has a fixed rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark. At December 31, 2018, the one-month LIBOR rate was 2.34%.

We typically designate all interest rate swaps as cash flow hedges and, accordingly, record the change in fair value for the effective portion of these interest rate swaps in accumulated other comprehensive income rather than current period earnings until the underlying hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. For the years ended December 31, 2018 and 2017, there was no ineffectiveness. As of December 31, 2018, we expect to reclassify a gain of $0.3 million from accumulated other comprehensive loss to earnings within the next twelve months.

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of December 31, 2018, total outstanding contract notional amounts were $28.6 million. At December 31, 2018, these outstanding balance sheet hedging derivatives had maturities of 90 days or less.

The fair value of our derivative instruments was included in our consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of December 31,
		2018	2017
Derivative instruments designated as cash flow hedges:
Interest rate swap contract	Prepaids and other current assets	$291	$134
	Other assets	72	238
		$363	$372
Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Prepaids and other current assets	$240	$390

The effect of derivative instruments on our consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Year Ended December 31,
		2018	2017	2016
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income before reclassifications	---	$165	$80	$(450)
Gain (loss) reclassified from accumulated other comprehensive income to earnings for the effective portion	Interest expense	219	(207)	(626)
Income tax benefit (expense)	Income tax expense	(61)	47	200

Derivative instruments not designated as cash flow hedges:
Loss recognized in earnings	Other, net	$(743)	$(382)	$—
Income tax benefit	Income tax expense	185	86	—

For additional information related to our derivatives, see Notes 5 and 16.

(7) TRADE RECEIVABLES

Trade receivables, net, consisted of the following (in thousands):

	As of December 31,
	2018	2017
Trade receivables	$45,946	$42,804
Allowance for doubtful accounts	(99)	(119)
	$45,847	$42,685

Changes in our allowance for doubtful trade receivables were as follows (in thousands):

	2018	2017	2016
Balance, January 1	$119	$170	$918
Charges to bad debt expense	27	311	289
Write-offs, net	(47)	(362)	(1,037)
Balance, December 31	$99	$119	$170

(8) INVENTORIES

Our inventories consisted of the following (in thousands):

	As of December 31,
	2018	2017
Finished goods	$63,257	$48,771
Parts and components	5,208	4,583
Total inventories	$68,465	$53,354

(9) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of December 31,
				2018	2017
Automobiles	5			$23	$23
Leasehold improvements	4	to	20	3,782	3,542
Computer software and equipment	2	to	7	23,776	17,024
Machinery and equipment	3	to	5	16,756	15,178
Furniture and fixtures	5	to	20	2,827	2,295
Work in progress (1)	N/A			1,590	1,052
Total cost				48,754	39,114
Accumulated depreciation				(26,538)	(23,287)
Total property, plant and equipment, net				$22,216	$15,827
(1) Work in progress primarily includes information technology assets and production tooling.

Depreciation expense was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Depreciation expense	$5,778	$5,387	$4,320

(10) GOODWILL

The rollforward of goodwill was as follows (in thousands):

	Direct	Retail	Total
Balance, January 1, 2017	$2,180	$59,708	$61,888
Currency exchange rate adjustment	155	(13)	142
Balance, December 31, 2017	2,335	59,695	62,030
Currency exchange rate adjustment	(185)	5	(180)
Business acquisition (Note 2)	1,602	—	1,602
Balance, December 31, 2018	$3,752	$59,700	$63,452

We performed our annual goodwill impairment evaluations during the fourth quarters of 2018 and 2017. Our 2018 and 2017 evaluations were performed using a qualitative assessment of each reporting unit and determined that it was not more-likely-than-not that the fair value of any reporting unit was less than its carrying amount. We determined no impairments of goodwill were indicated in 2018 and 2017.

(11) OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of December 31,
				2018	2017
Indefinite-lived trademarks(1)	N/A			$23,252	$23,252
Definite-lived trademarks	5	to	15	2,850	2,600
Patents	7	to	24	14,243	15,187
Customer relationships	10	to	15	24,700	24,700
				65,045	65,739
Accumulated amortization - definite-lived intangible assets				(9,805)	(7,996)
				$55,240	$57,743

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

Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Amortization expense	$3,164	$3,256	$3,554

Future amortization of definite-lived intangible assets is as follows (in thousands):

2019	$3,242
2020	3,217
2021	3,187
2022	3,187
2023	3,187
Thereafter	15,968
$31,988

(12) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2018	2017
Payroll and related liabilities	$3,620	$3,659
Other	4,750	7,105
Total accrued liabilities	$8,370	$10,764

(13) PRODUCT WARRANTIES

Changes in our product warranty obligations were as follows (in thousands):

	2018	2017	2016
Balance, January 1	$6,117	$7,450	$8,545
Accruals	3,884	3,008	2,480
Payments	(4,426)	(4,341)	(3,575)
Balance, December 31	$5,575	$6,117	$7,450

(14) BORROWINGS

Term Loan and Line of Credit
On December 31, 2015 we entered into an amendment (the “Amendment”) to our existing Credit Agreement, dated December 5, 2014, with JPMorgan Chase Bank, N.A. (“Chase Bank”) that provided for an $80 million term loan to finance the acquisition of Octane Fitness (the “Term Loan”), which matures on December 31, 2020. The Term Loan and our existing $20 million revolving line of credit with Chase Bank are secured by substantially all of the assets of Nautilus. The Credit Agreement was amended again on December 21, 2018, which, among other changes, extended the term of the $20.0 million revolving line of credit to December 31, 2021.

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

The interest rate applicable to the Term Loan and to each advance under the revolving line of credit is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. As of December 31, 2018, our borrowing rate for the Term Loan and line of credit advances was 3.34%.

As of December 31, 2018, we had outstanding borrowings of $32.0 million on our term loan and no letters of credit issued under the Credit Agreement. As of December 31, 2018, we were in compliance with the financial covenants of the Credit Agreement, and $20.0 million was available for borrowing under the line of credit.

Future principal maturities of our Term Loan are as follows (in thousands):

2019	$16,000
2020	16,000
$32,000

(15) INCOME TAXES

Income Tax Expense
Income from continuing operations before income taxes was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S.	$19,109	$34,259	$50,651
Non-U.S.	1,892	1,446	930
	$21,001	$35,705	$51,581

Income tax expense from continuing operations was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
U.S. federal	$1,750	$14,409	$6,765
U.S. state	477	1,887	318
Non-U.S.	435	330	118
Total current	2,662	16,626	7,201
Deferred:
U.S. federal	2,235	(9,418)	8,130
U.S. state	1,059	819	1,037
Non-U.S.	(65)	53	112
Total deferred	3,229	(8,546)	9,279
	$5,891	$8,080	$16,480

Following is a reconciliation of the U.S. statutory federal income tax rate with our effective income tax rate for continuing operations:

	Year Ended December 31,
	2018	2017	2016
U.S. statutory income tax rate	21.0%	35.0%	35.0%
State tax, net of U.S. federal tax benefit	5.7	5.0	2.4
Non-U.S. income taxes	0.1	(0.1)	0.3
Nondeductible operating expenses	3.1	0.8	0.3
Research and development credit	(3.1)	(1.5)	(1.0)
Change in deferred tax measurement rate (1)	0.1	(15.3)	(0.1)
Change in uncertain tax positions	0.8	0.8	(5.1)
Excess tax benefits from stock plans	(0.7)	(2.1)	—
Change in valuation allowance	1.8	0.1	0.2
Other	(0.7)	(0.1)	(0.1)
Effective income tax rate	28.1%	22.6%	31.9%

(1) Effective income tax rate for 2017 includes impacts related to the Tax Cuts and Jobs Act (the “TCJA”).

On December 22, 2017, the TCJA was enacted and provided significant changes to the U.S. Internal Revenue Code. As a result, and in accordance with SAB 118, we made an effort to reasonably estimate the impact of the TCJA on our operating results and recorded certain income tax effects as provisional as of December 31, 2017. Those provisional amounts were subject to adjustment during a measurement period until the accounting under ASC 740 was complete. Upon further analysis of our transition tax calculation during 2018, we recorded an increase to the provisional amount of less than $0.1 million, which equates to a less than 1.0% impact to the effective tax rate, in 2018. This amount is included as a component of income tax expense from continuing operations. Our accounting for the income tax effects of the TCJA was completed as of December 31, 2018.

Deferred Income Taxes
Individually significant components of deferred income tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2018	2017
Deferred income tax assets:
Accrued liabilities	$2,453	$3,000
Allowance for doubtful accounts	23	12
Inventory valuation	424	254
Capitalized indirect inventory costs	442	383
Stock-based compensation expense	811	897
Deferred rent	520	588
Net operating loss carryforward	1,137	1,715
Basis difference on long-lived assets	608	548
Credit carryforward	747	634
Other	219	179
Gross deferred income tax assets	7,384	8,210
Valuation allowance	(1,247)	(914)
Deferred income tax assets, net of valuation allowance	6,137	7,296
Deferred income tax liabilities:
Prepaid advertising	(674)	(370)
Other prepaids	(762)	(610)
Basis difference of long-lived assets	(16,474)	(14,856)
Other	(4)	(18)
Deferred income tax liabilities	(17,914)	(15,854)
Net deferred income tax liabilities	$(11,777)	$(8,558)

Our net deferred income tax assets (liabilities) were recorded on our consolidated balance sheets as follows (in thousands):

	As of December 31,
	2018	2017
Deferred income tax assets, non-current (recorded in "other assets")	111	—
Deferred income tax liabilities, non-current	(11,888)	(8,558)
Net deferred income tax liabilities	$(11,777)	$(8,558)

We account for income taxes based on the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. We have recorded a valuation allowance to reduce our deferred income tax assets to the amount we believe is more likely than not to be realized. Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require us to interpret existing tax law and other published guidance as applied to our circumstances. As part of this assessment, we consider both positive and negative evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which the strength of the evidence can be objectively verified. Based on our analysis during the fourth quarter of 2018, we determined that $0.2 million of valuation allowance was necessary against the U.S state net operating loss carryforward deferred tax assets, and, accordingly, the amount is included as a component of income tax expense from continuing operations in 2018.

As of December 31, 2018, we had a valuation allowance against net deferred income tax assets of $1.2 million. Of the valuation allowance, $0.9 million primarily relates to domestic state tax credit carryforwards and state net operating loss carryforwards as we currently do not anticipate generating income of appropriate character to utilize those deferred tax assets. The remainder of $0.3 million relates to foreign net operating loss carryforwards. Should it be determined in the future that it is more likely than not that our domestic deferred income tax assets will be realized, an additional valuation allowance would be released during the period in which such an assessment is made. There have been no material changes to our foreign operations since December 31, 2017, and, accordingly, we maintain our existing valuation allowance on foreign deferred income tax assets in such jurisdictions at December 31, 2018.

Income Tax Carryforwards
As of December 31, 2018, we had the following income tax carryforwards (in millions):

	Amount	Expires in
Net operating loss carryforwards
U.S. state	$21.5	2019 - 2031
China	$0.5	2020 - 2022
Income tax credit carryforwards
U.S. Federal	$—	2018 - 2035
U.S. state	$1.0	2019 - 2031

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

Unrecognized Tax Benefits
Following is a reconciliation of gross unrecognized tax benefits from uncertain tax positions, excluding the impact of penalties and interest (in thousands):

	2018	2017	2016
Balance, January 1	$2,194	$1,970	$2,519
Additions for tax positions taken in prior years	41	38	21
Reductions for tax positions taken in prior years	(4)	(5)	(523)
Additions for tax positions related to the current year	116	211	83
Lapses of statutes of limitations	(12)	(11)	(130)
Other	(5)	(9)	—
Balance, December 31	$2,330	$2,194	$1,970

Of the $2.3 million of gross unrecognized tax benefits from uncertain tax positions outstanding as of December 31, 2018, $2.1 million would affect our effective tax rate if recognized.
We recorded tax-related interest and penalty expense (benefit) of $0.3 million, $0.3 million and $(1.9) million in 2018, 2017 and 2016, respectively. We had a cumulative liability for interest and penalties related to uncertain tax positions as of December 31, 2018 and 2017 of $1.3 million and $1.0 million, respectively.
Our U.S. federal income tax returns for 2009 through 2018 are open to review by the U.S. Internal Revenue Service. Our state income tax returns for 2007 through 2018 are open to review, depending on the respective statute of limitation in each state. In addition, we file income tax returns in several non-U.S. jurisdictions with varying statutes of limitation.

As of December 31, 2018, we believe it is reasonably likely that, within the next twelve months, $0.1 million of the previously unrecognized tax benefits related to certain non-U.S. filing positions may be recognized due to the expirations of the statutes of limitations.

(16) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

	Unrealized Gain (Loss) on Available-for-Sale Securities	Gain (loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2016	$(16)	$—	$(1,311)	$(1,327)
Current period other comprehensive income (loss)	8	(450)	126	(316)
Reclassification of amounts to earnings	—	426	—	426
Net other comprehensive income (loss) during period	8	(24)	126	110
Balance, December 31, 2016	(8)	(24)	(1,185)	(1,217)
Current period other comprehensive income (loss) before reclassifications	(56)	80	774	798
Reclassification of amounts to earnings	—	160	—	160
Net other comprehensive income (loss) during period	(56)	240	774	958
Balance, December 31, 2017	(64)	216	(411)	(259)
Current period other comprehensive income (loss) before reclassifications	58	165	(715)	(492)
Reclassification of amounts to earnings	—	(158)	—	(158)
Net other comprehensive income (loss) during period	58	7	(715)	(650)
Balance, December 31, 2018	$(6)	$223	$(1,126)	$(909)

(17) STOCK-BASED COMPENSATION

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

Upon adoption, there were approximately 4.8 million shares available for issuance under the 2015 Plan. The number of shares available for issuance upon adoption of the 2015 Plan included new shares approved, plus any shares of common stock which were previously reserved for issuance under our preceding plan and were not subject to grant as of April 28, 2015, or as to which the stock-based compensation award is forfeited on or after April 28, 2015. The number of shares available for issuance is reduced by (i) two shares for each share delivered in settlement of any stock appreciation rights, RSA, RSU or PSU awards, and (ii) one share for each share delivered in settlement of a stock option award. In no event shall more than 1.0 million aggregate shares of common stock subject to stock options, stock appreciation rights, RSA, RSU or PSU awards be granted to any one participant in any one year under the 2015 Plan. At December 31, 2018, we had 3.5 million shares available for future grant under our 2015 Plan, and a total of 4.3 million shares of our common stock are reserved for future issuance pursuant to awards currently outstanding under the 2015 Plan and our previous plan combined.

Stock Option Activity
Stock option activity was as follows (shares in thousands):

	Options Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2017	297	$5.37
Forfeited, canceled or expired	(4)	17.48
Exercised	(127)	2.89
Outstanding at December 31, 2018	166	$6.97

Certain information regarding options outstanding at December 31, 2018 was as follows:

	Options Outstanding	Options Exercisable	Options Vested and Expected to Vest
Number (in thousands)	166	166	166
Weighted-average exercise price	$6.97	$6.97	$6.97
Aggregate intrinsic value (in thousands)	$698	$698	$698
Weighted average remaining contractual term (in years)	1.8	1.8	1.8

RSA Activity
Compensation expense for RSAs is recognized over the estimated vesting period. Following is a summary of RSA activity (shares in thousands):

	RSAs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2017	47	$16.28
Granted	20	14.65
Vested	(17)	17.60
Outstanding at December 31, 2018	50	$15.18

RSU Activity
Compensation expense for RSUs is recognized over the estimated vesting period. Following is a summary of RSU activity (shares in thousands):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2017	191	$17.64
Granted	254	12.06
Forfeited, canceled or expired	(32)	15.55
Vested	(45)	17.57
Outstanding at December 31, 2018	368	$13.98

PSU Activity
Compensation expense for PSUs is recognized over the estimated requisite service period based on the number of PSUs ultimately expected to vest.

In April and September 2015, we granted PSU awards to certain of our executive officers and management team covering a total of 56,820 shares of our common stock. The PSUs vested in 2018 based on achievement of goals established for certain operating income and return on asset criteria for the three-year performance period ended December 31, 2017. These awards vested in full at approximately 111% achievement for a total of 49,953 shares, net of actual forfeitures.

In December 2015, in connection with the acquisition of Octane Fitness, we granted PSU awards to a certain executive officer and management team personnel covering a total of 117,230 shares of our common stock. As of December 31, 2018, these awards had been forfeited or were replaced by comparable awards and were no longer outstanding.

In February 2016, we granted PSU awards to certain of our executive officers and management team covering a total of 54,818 shares of our common stock. The PSUs vest based on achievement of goals established for growth in operating income as a percentage of net revenue and return on invested capital over the three-year performance period ended December 31, 2018. The number of shares that ultimately vest following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%. These awards are expected to vest at 0% achievement. As of December 31, 2018, approximately 47,800 PSU shares remained, net of actual forfeitures to date.

In February 2017, we granted PSU awards to certain of our executive officers and management team covering a total of 72,017 shares of our common stock. The PSUs vest based on achievement of goals established for growth in operating income as a percentage of net revenue and return on invested capital over the three-year performance period ending December 31, 2019. The number of shares that ultimately vest following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%. These awards are currently expected to vest at 0% achievement. As of December 31, 2018, approximately 58,500 PSU shares remained, net of actual forfeitures to date.

In February 2018, we granted PSU awards to certain of our executive officers and management team covering a total of 119,351 shares of our common stock. The PSUs vest based on achievement of goals established for growth in operating income as a percentage of net revenue and return on invested capital over the three-year performance period ending December 31, 2020. The number of shares that ultimately vest following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%. As of December 31, 2018, approximately 115,000 PSU shares remained, net of actual forfeitures to date.

Following is a summary of PSU activity (shares in thousands):

	PSUs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2017	172	$17.65
Granted and additional goal shares awarded	124	12.13
Forfeited, canceled or expired	(25)	15.26
Vested	(50)	17.61
Outstanding at December 31, 2018	221	$14.73

Stock-Based Compensation
Stock-based compensation expense, primarily included in general and administrative expense, was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock options	$6	$84	$389
RSAs	292	287	168
RSUs	1,527	954	734
PSUs	52	408	1,211
ESPP	104	123	111
	$1,981	$1,856	$2,613

Certain other information regarding our stock-based compensation was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Total intrinsic value of stock options exercised	$1,451	$1,522	$1,221
Fair value of RSUs vested	655	28	311
Fair value of PSUs vested	614	2,036	574

As of December 31, 2018, unrecognized compensation expense for outstanding, but unvested stock-based awards was $3.7 million, which is expected to be recognized over a weighted average period of 0.3 to 1.5 years.

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

Compensation expense for the ESPP is recognized over the six-month offering period based on the total estimated participant contributions and number of shares expected to be purchased.

ESPP activity was as follows (shares in thousands):

	Shares Available for Issuance	Weighted- Average Purchase Price	Weighted-Average Discount per Share
Balance at December 31, 2017	432
Employee shares purchased	(38)	$11.55	$2.71
Balance at December 31, 2018	394

Assumptions used in calculating the fair value of employee stock purchases were as follows:

	Year Ended December 31,
	2018	2017	2016
Dividend yield	—%	—%	—%
Risk-free interest rate	1.7%	0.8%	0.4%
Expected life (years)	N/A	N/A	N/A
Expected volatility	40%	44%	56%

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

(18) STOCK REPURCHASE PROGRAMS

On May 4, 2016, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding common stock from time to time through May 4, 2018. As of November 2017, the stock repurchases under this program were completed in full and the program expired.

On April 25, 2017, our Board of Directors authorized a $15.0 million share repurchase program. Under this program, shares of common stock may be repurchased from time to time through April 25, 2019. During 2018, repurchases under this program totaled $12.0 million. As of November 2018, the stock repurchases under this program were completed in full and the program expired.

On February 21, 2018 our Board of Directors authorized an additional $15.0 million share repurchase program. Under this program, shares of our common stock may be repurchased from time to time through February 21, 2020. As of December 31, 2018, repurchases under this program totaled $1.0 million and $14.0 million remained available for future share repurchases under the existing program.

Repurchases for 2016 through 2018 for all programs were as follows:

Year Ended	Number of Shares	Repurchased Amount	Average Price per Share
December 31, 2016	319,805	$5,390,355	$16.86
December 31, 2017	788,416	11,054,983	14.02
December 31, 2018	990,229	12,995,791	13.12
	2,098,450	29,441,129	$14.03

Repurchases may be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases are funded with existing cash balances, and the repurchased shares are retired and returned to unissued authorized shares.

(19) INCOME PER SHARE

The weighted average numbers of shares outstanding used to compute income per share amounts were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Shares used for basic per share calculations	30,099	30,671	31,032
Dilutive effect of outstanding options, RSUs, and PSUs	256	339	269
Shares used for diluted per share calculations	30,355	31,010	31,301

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted income per share, primarily because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future (in thousands):

	As of December 31,
	2018	2017	2016
Stock options	10	8	8
RSUs	1	—	—

(20) 401(k) SAVINGS PLAN

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

	Year ended December 31,
	2018	2017	2016
401(k) matching contributions	$1,105	$1,056	$1,014

(21) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments - Direct and Retail. There have been no changes in our operating segments during the year ended December 31, 2018.

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

Following is summary information by reportable segment (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net Sales:
Direct	$184,925	$219,440	$225,057
Retail	208,092	183,875	177,920
Unallocated royalty	3,736	2,869	3,062
Consolidated net sales	$396,753	$406,184	$406,039
Contribution:
Direct	$6,865	$34,900	$43,215
Retail	31,516	27,495	29,451
Unallocated royalty	3,733	2,852	3,018
Consolidated contribution	$42,114	$65,247	$75,684

Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$42,114	$65,247	$75,684
Amounts not directly related to segments:
Operating expenses	(21,345)	(28,944)	(22,290)
Other expense, net	232	(598)	(1,813)
Income tax expense	5,891	8,080	16,480
Income from continuing operations	$15,110	$27,625	$35,101

Depreciation and amortization expense:
Direct	$1,537	$1,666	$1,944
Retail	5,098	4,606	4,775
Unallocated corporate	2,307	2,371	1,155
Total depreciation and amortization expense	$8,942	$8,643	$7,874

	As of December 31,
Assets:	2018	2017
Direct	$50,907	$40,532
Retail	204,921	192,064
Unallocated corporate	77,116	92,180
Total assets	$332,944	$324,776

There are no material long-lived assets held outside of the U.S.

In 2018, 2017 and 2016, each of Amazon.com and Dick's Sporting Goods accounted for more than 10% of total net sales as follows:

	Year Ended December 31,
	2018	2017	2016
Amazon.com	11.5%	11.9%	11.4%
Dick's Sporting Goods	13.8%	*	*
*Less than 10% of total net sales.

(22) COMMITMENTS AND CONTINGENCIES

Operating Leases
We lease property and equipment under non-cancellable operating leases which, in the aggregate, extend through 2025. Many of these leases contain renewal options and provide for rent escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Rent expense under all operating leases was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Rent expense	$5,199	$6,095	$6,561

As of December 31, 2018, future minimum lease payments under non-cancellable leases, net of sublease income, were as follows (in thousands):

2019	$5,366
2020	5,279
2021	4,147
2022	2,729
2023	1,698
Thereafter	2,647
$21,866

Guarantees, Commitments and Off-Balance Sheet Arrangements
We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of December 31, 2018, we had approximately $27.2 million in non-cancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses. As of December 31, 2018, we had no outstanding letters of credit with any of our vendors.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of December 31, 2018.

Legal Matters
From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. These legal proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

Litigation and jury verdicts are, to some degree, inherently unpredictable, and although we have determined that a loss is not probable in connection with any current legal proceeding, it is reasonably possible that a loss may be incurred in connection with proceedings to which we are a party. Assessment of whether incurrence of a loss is probable, or a reasonable possibility, in connection with a particular proceeding, and estimation of the loss, or a range of loss, involves complex judgments and numerous uncertainties. Management is unable to estimate a range of reasonably possible losses related to litigation in which the damages sought are indeterminate, or the legal and factual basis for the relevant claims have not been developed with specificity. As such, zero liability is recorded as of December 31, 2018.

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

(23) SUPPLEMENTARY INFORMATION - QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table summarizes our unaudited quarterly financial data for 2018 and 2017 (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
2018
Net sales	$114,813	$75,498	$91,057	$115,385	$396,753
Gross profit	58,871	33,648	38,506	50,715	181,740
Operating income	10,697	1,202	6,160	2,710	20,769
Income from continuing operations	8,140	1,007	4,503	1,460	15,110
Loss from discontinued operations	(81)	(79)	(194)	(98)	(452)
Net income	8,059	928	4,309	1,362	14,658
Net income per share:
Basic	$0.27	$0.03	$0.14	$0.05	$0.49
Diluted	0.26	0.03	0.14	0.05	0.48

2017
Net sales	$113,252	$77,029	$88,132	$127,771	$406,184
Gross profit	61,745	38,378	41,315	62,444	203,882
Operating income(1)	12,683	3,849	13,365	6,406	36,303
Income from continuing operations(2)	8,185	2,566	8,342	8,532	27,625
Loss from discontinued operations(3)	(1,092)	(77)	(101)	(88)	(1,358)
Net income	7,093	2,489	8,241	8,444	26,267
Net income per share:
Basic	$0.23	$0.08	$0.27	$0.28	$0.86
Diluted	0.23	0.08	0.27	0.27	0.85

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As of December 31, 2018, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2018 that our disclosure controls and procedures were effective.

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

Management's Assessment
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2018, which appears in Part II, Item 8 of this report.

Changes In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the captions Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officers, Information Concerning the Board of Directors and Code of Ethics in our Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2019 (the "2019 Proxy Statement"). If the 2019 Proxy Statement is not filed with the SEC by April 30, 2019, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2019.

Item 11. Executive Compensation

The information required by this item will be set forth under the captions Executive Compensation and Director Compensation in our 2019 Proxy Statement. If the 2019 Proxy Statement is not filed with the SEC by April 30, 2019, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table provides information about our equity compensation plan as of December 31, 2018 (shares in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1),(2) (a)	Weighted average exercise price of outstanding options, warrants and rights(3) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	387	$6.97	3,538
Equity compensation plans not approved by security holders	—	—	—
Total	387	$6.97	3,538

(1) Includes approximately 221 PSU awards granted to certain executive officers and management team. The awards vest based on service requirements along with achievement of certain financial goals established for a three-year performance period, and can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%. Of the 221 PSU shares, 115 are calculated at an estimated 100% of the target award, and 106 are calculated at 0% of target.
(2) Excludes 418 RSA and RSU awards outstanding at December 31, 2018, of which 50 RSA shares are subject to vesting and release, and 368 RSU shares are subject to vesting, release and forfeiture.
(3) Weighted average exercise price shown in column (b) does not take into account the PSU awards included in column (a) of the table.

For further information regarding our equity compensation plan, refer to Note 17, Stock-Based Compensation, to our consolidated financial statements in Part II, Item 8 of this report.

Beneficial Ownership
The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in our 2019 Proxy Statement. If the 2019 Proxy Statement is not filed with the SEC by April 30, 2019, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Information Concerning the Board of Directors in our 2019 Proxy Statement. If the 2019 Proxy Statement is not filed with the SEC by April 30, 2019, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2019.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Ratification of Appointment of Independent Registered Public Accounting Firm for 2019 in our 2019 Proxy Statement. If the 2019 Proxy Statement is not filed with the SEC by April 30, 2019, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2019.

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

10.27
Second Amendment to Credit Agreement dated March 1, 2017, by and between Nautilus, Inc. and JPMorgan Chase Bank, N.A. - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended March 31, 2017 as filed with the Commission on May 4, 2017.

10.28*
Offer of employment letter dated November 8, 2017, between the Company and Christopher K. Quatrochi - Incorporated by reference to Exhibit 10.28 of our Form 10-K for the year ended December 31, 2017 as filed with the Commission on March 6, 2018.

10.29
Third Amendment to Loan Documents dated December 21, 2018, by and between Nautilus, Inc. and JPMorgan Chase Bank, N.A. - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated December 21, 2018 as filed with the Commission on December 28, 2018.

10.30*	Offer of employment letter dated April 10, 2018, between the Company and Jay E. McGregor.

10.31*	Employment Agreement dated January 14, 2019, by and between Nautilus, Inc. and Carlos Navarro.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32
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

NAUTILUS, INC.
(Registrant)

February 27, 2019	By:	/s/ Bruce M. Cazenave
Date		Bruce M. Cazenave
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.
(Registrant)

February 27, 2019	By:	/s/ Sidharth Nayar
Date		Sidharth Nayar
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2019.

(Remainder of page is blank.)

Signature	Title
/s/ Bruce M. Cazenave	Chief Executive Officer (Principal Executive Officer)
Bruce M. Cazenave

/s/ Sidharth Nayar	Chief Financial Officer (Principal Financial and Accounting Officer)
Sidharth Nayar

*	Chairman
M. Carl Johnson, III

*	Director
Ronald P. Badie

*	Director
Richard A. Horn

*	Director
Anne G. Saunders

*	Director
Marvin G. Siegert

*By:	/s/ Wayne M. Bolio	February 27, 2019
Wayne M. Bolio
Attorney-In-Fact