Form 10-Q
period 2019-03-31
NAUTILUS, INC.
filed 2019-05-08
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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
The number of shares outstanding of the registrant's common stock as of May 3, 2019 was 29,670,577 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	March 31, 2019	December 31, 2018

Assets
Cash and cash equivalents	$11,060	$38,125
Available-for-sale securities	12,583	25,392
Trade receivables, net of allowances of $28 and $99	21,940	45,847
Inventories	60,892	68,465
Prepaids and other current assets	6,888	7,980
Income taxes receivable	5,761	5,653
Total current assets	119,124	191,462
Property, plant and equipment, net	21,823	22,216
Operating lease right of use assets	23,401	—
Finance lease right of use assets	209	—
Goodwill	63,499	63,452
Other intangible assets, net	54,430	55,240
Other assets	2,784	574
Total assets	$285,270	$332,944
Liabilities and Shareholders' Equity
Trade payables	$40,658	$87,265
Accrued liabilities	6,178	8,370
Operating lease liabilities, current portion	3,561	—
Finance lease liabilities, current portion	121	—
Warranty obligations, current portion	3,048	3,213
Note payable, current portion, net of unamortized debt issuance costs of $0 and $7	—	15,993
Total current liabilities	53,566	114,841
Operating lease liabilities, non-current	21,836	—
Finance lease liabilities, non-current	135	—
Warranty obligations, non-current	2,375	2,362
Income taxes payable, non-current	3,599	3,427
Deferred income tax liabilities, non-current	9,638	11,888
Other non-current liabilities	—	1,837
Debt payable, non-current, net of unamortized debt issuance costs of $80 and $7	20,490	15,993
Total liabilities	111,639	150,348
Commitments and contingencies (Note 16)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 29,593 and 29,545 shares issued and outstanding	—	215
Retained earnings	174,497	183,290
Accumulated other comprehensive loss	(866)	(909)
Total shareholders' equity	173,631	182,596
Total liabilities and shareholders' equity	$285,270	$332,944

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018

Net sales	$84,400	$114,813
Cost of sales	48,558	55,942
Gross profit	35,842	58,871
Operating expenses:
Selling and marketing	34,043	36,763
General and administrative	7,655	6,910
Research and development	4,311	4,501
Total operating expenses	46,009	48,174
Operating (loss) income	(10,167)	10,697
Other income (expense):
Interest income	165	272
Interest expense	(205)	(293)
Other, net	(393)	(13)
Total other expense, net	(433)	(34)
(Loss) income from continuing operations before income taxes	(10,600)	10,663
Income tax (benefit) expense	(2,116)	2,523
(Loss) income from continuing operations	(8,484)	8,140
Discontinued operations:
Loss from discontinued operations before income taxes	(14)	(17)
Income tax expense of discontinued operations	77	64
Loss from discontinued operations	(91)	(81)
Net (loss) income	$(8,575)	$8,059

Basic (loss) income per share from continuing operations	$(0.29)	$0.27
Basic loss per share from discontinued operations	—	—
Basic net (loss) income per share	$(0.29)	$0.27

Diluted (loss) income per share from continuing operations	$(0.29)	$0.27
Diluted loss per share from discontinued operations	—	—
Diluted net (loss) income per share(1)	$(0.29)	$0.26
Shares used in per share calculations:
Basic	29,573	30,314
Diluted	29,573	30,591
(1) May not add due to rounding.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018

Net (loss) income	$(8,575)	$8,059
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of income tax expense (benefit) of $5 and $(18)	15	(37)
(Loss) gain on derivative securities, effective portion, net of income tax (benefit) expense of $(33) and $28	(100)	144
Foreign currency translation, net of income tax benefit of $55 and $3	128	(117)
Other comprehensive income (loss)	43	(10)
Comprehensive (loss) income	$(8,532)	$8,049

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balances at January 1, 2018	30,305	$—	$179,448	$(259)	$179,189
Net income	—	—	8,059	—	8,059
Unrealized loss on marketable securities, net of income tax benefit of $18	—	—	—	(37)	(37)
Gain on derivative securities, effective portion, net of income tax expense of $28	—	—	—	144	144
Foreign currency translation adjustment, net of income tax benefit of $3	—	—	—	(117)	(117)
Stock-based compensation expense	—	479	—	—	479
Common stock issued under equity compensation plan, net of shares withheld for tax payments	67	(99)	—	—	(99)
Repurchased shares	(211)	(150)	(2,568)	—	(2,718)
Balances at March 31, 2018	30,161	$230	$184,939	$(269)	$184,900

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balances at January 1, 2019	29,545	$215	$183,290	$(909)	$182,596
Net loss	—	—	(8,575)	—	(8,575)
Unrealized gain on marketable securities, net of income tax expense of $5	—	—	—	15	15
Loss on derivative securities, effective portion, net of income tax benefit of $33	—	—	—	(100)	(100)
Foreign currency translation adjustment, net of income tax benefit of $55	—	—	—	128	128
Stock-based compensation expense	—	(147)	(218)	—	(365)
Common stock issued under equity compensation plan, net of shares withheld for tax payments	48	(68)	—	—	(68)
Balances at March 31, 2019	29,593	$—	$174,497	$(866)	$173,631

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
(Loss) income from continuing operations	$(8,484)	$8,140
Loss from discontinued operations	(91)	(81)
Net (loss) income	(8,575)	8,059
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	2,485	2,439
Provision for allowance for doubtful accounts	61	21
Inventory lower-of-cost-or-market/NRV adjustments	224	52
Stock-based compensation (benefit) expense	(365)	479
Loss on asset dispositions	424	—
Deferred income taxes, net of valuation allowance	(2,439)	838
Other	(31)	21

Changes in operating assets and liabilities:
Trade receivables	23,880	12,864
Inventories	7,617	15,283
Prepaids and other assets	1,771	230
Income taxes receivable	(108)	(13)
Trade payables	(47,158)	(26,016)
Accrued liabilities and other liabilities, including warranty obligations	(2,248)	1,339
Net cash (used in) provided by operating activities	(24,462)	15,596
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(22,054)
Proceeds from maturities of available-for-sale securities	12,790	10,395
Purchases of property, plant and equipment	(1,551)	(1,262)
Purchases of other investments in noncontrolled affiliates	(2,250)	—
Net cash provided by (used in) investing activities	8,989	(12,921)
Cash flows from financing activities:
Proceeds from long-term debt	236	—
Payments on long-term debt	(11,667)	(4,000)
Payments for stock repurchases	—	(2,718)
Payments for finance lease obligations	(29)	—
Proceeds from exercise of stock options	39	100
Tax payments related to stock award issuances	(107)	(198)
Net cash used in financing activities	(11,528)	(6,816)
Effect of exchange rate changes on cash and cash equivalents	(64)	(5)
Decrease in cash and cash equivalents	(27,065)	(4,146)
Cash and cash equivalents:
Beginning of period	38,125	27,893
End of period	$11,060	$23,747

(continued on next page)

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018

Supplemental disclosure of cash flow information:
Cash paid for interest	$272	$292
Cash paid for income taxes, net	62	493
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$611	$849

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

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Further information regarding significant estimates can be found in our 2018 Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2019 and December 31, 2018, and our results of operations, comprehensive (loss) income, shareholders' equity and cash flows for the three months ended March 31, 2019 and 2018. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally, and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

ASUs 2018-11, 2018-10, 2018-01 and 2016-02
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." ASU 2016-02 replaces the existing guidance in Accounting Standards Codification ("ASC") 840, Leases. The new standard requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, "Land Easement Practical Expedient for Transition to Topic 842"; ASU 2018-10, "Codification Improvements to Topic 842, Leases;" and ASU 2018-11, "Targeted Improvements." The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating. For finance leases, the lessee recognizes interest expense and amortizes the ROU asset, and, for operating leases, the lessee recognizes lease expense on a straight-line basis.

The new standard was effective for us on January 1, 2019. A modified retrospective transition approach was required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard were not provided for dates and periods prior to January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients,’ which permitted us not to reassess, under the new standard, our prior conclusions about lease identification, lease classification, and initial direct costs. We elected the use-of-hindsight with respect to determining lease terms. We did not elect the practical expedient pertaining to land easements as it is not applicable to us.

The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualified. This means, for those leases that qualify, we did not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. Variable payments, including payments for the Company's proportionate share of the building's property taxes, insurance, and common area maintenance, are treated as non-lease components and are recognized in earnings in the period for which the costs occur.

The new standard had a material effect on our financial statements with the most significant effects relating to the recognition of new ROU assets and lease liabilities on our balance sheet for our facilities operating leases, and providing significant new disclosures about our leasing activities.

We reviewed our existing vendor contracts for potential embedded leases, as well as renewal options and whether exercises of renewal options were reasonably certain. Based on our analyses of our existing operating and financing leases, we recognized additional operating lease liabilities of approximately $25 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum lease payments under current leasing standards for existing operating leases, net of reductions for the impacts of deferred rents and lease incentives. The additional disclosures required by the ASU are included in Note 8, Leases.

ASU 2018-09
In July 2018, the FASB issued ASU 2018-09, "Codification Improvements." The FASB has a standing project to address suggestions received from stakeholders on the ASC and to make other incremental improvements to GAAP. This perpetual project facilitates ASC updates for technical corrections, clarifications, and other minor improvements, and these amendments are referred to as Codification improvements. ASU 2018-09 includes amendments affecting a wide variety of topics and applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in the ASU do not require transition guidance and are effective upon issuance of the ASU. However, many of the amendments in the ASU have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. Our adoption of ASU 2018-09 as of January 1, 2019 had no material impact on our financial position, results of operations or cash flows.

ASU 2018-07
In June 2018, the FASB issued ASU 2018-07, "Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting." ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards with certain exceptions. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Further, Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for public companies' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. Our adoption of ASU 2018-07 as of January 1, 2019 had no material impact on our financial position, results of operations or cash flows.

ASU 2018-02
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)." ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA, thereby eliminating the stranded tax effects and improving the usefulness of reported information to financial statement users. ASU 2018-02 is effective for all entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period, for public business entities for which financial statements have not yet been issued. Our adoption of ASU 2018-02 as of January 1, 2019 had no material impact on our financial position, results of operations or cash flows.

ASU 2017-12
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 provides better alignment of an entity's risk management activities and financial reporting of hedges through changes to both the designation and measurement guidance for qualifying hedging relationships. In addition, the amendments in ASU 2017-12 also simplify the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements to increase the understandability of the results of an entity's intended hedging strategies. ASU 2017-12 is effective for public companies' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. For cash flow and net investment hedges existing as of the adoption date, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income and opening retaining earnings. Amended presentation and disclosure guidance is required only prospectively, and certain transition elections are available upon adoption. Our adoption of ASU 2017-12 as of January 1, 2019 had no material impact on our financial position, results of operations or cash flows.

Recently Issued Pronouncements Not Yet Adopted

ASU 2019-01
In March 2019, the FASB issued ASU 2019-01, "Leases (Topic 842): Codification Improvements." The amendments in ASU 2019-01 address three issues (1) determining the fair value of the underlying asset by lessors that are not manufactures or dealers; (2) presentation on the statement of cash flows of sales-type and direct financing leases; and (3) transition disclosures related to Topic 250, Accounting Changes and Error Corrections. ASU 2019-01 is effective for public companies' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019 with early application permitted. While we do not expect the adoption of ASU 2019-01 to have a material effect on our business, we are evaluating the potential impact that ASU 2019-01 may have on our financial position, results of operations and cash flows.

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

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Product sales	$80,132	$109,750
Extended warranties and services	2,469	3,482
Other(1)	1,799	1,581
Net sales	$84,400	$114,813
(1) Other revenue is primarily freight and delivery and royalty income.

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
United States	$70,188	$103,590
Canada	7,929	5,783
All other	6,283	5,440
Net sales	$84,400	$114,813

As of March 31, 2019, estimated revenue expected to be recognized in the future totaled $1.0 million, primarily related to customer order backlog, which includes firm orders for future shipment to our Retail customers, as well as unfulfilled consumer orders within the Direct channel. Retail orders of $0.9 million and Direct orders of $0.1 million comprise our backlog as of March 31, 2019. The estimated future revenues are net of contractual rebates and consideration payable for applicable Retail customers, and net of current promotional programs and sales discounts for our Direct customers.

The following table provides information about our liabilities from contracts with customers, primarily customer deposits and deferred revenue, all of which are short-term in nature. The revenue recognized from contract liabilities and the remaining balances are presented in accrued liabilities and are shown below (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$816	$1,084
Cash additions	161	689
Revenue recognition	(498)	(1,080)
Balance, end of period	$479	$693

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

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$256	$—	$—	$256
Total cash equivalents	256	—	—	256
Available-for-Sale Securities
Corporate bonds	—	5,046	—	5,046
U.S. government bonds	—	7,537	—	7,537
Total available-for-sale securities	—	12,583	—	12,583
Derivatives
Interest rate swap contract	—	230	—	230
Foreign currency forward contracts	—	116	—	116
Total derivatives	—	346	—	346
Total assets measured at fair value	$256	$12,929	$—	$13,185

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$7,646	$—	$—	$7,646
Total cash equivalents	7,646	—	—	7,646
Available-for-Sale Securities
Certificates of deposit(1)	—	10,379	—	10,379
Corporate bonds	—	7,522	—	7,522
U.S. government bonds	—	7,491	—	7,491
Total available-for-sale securities	—	25,392	—	25,392
Derivatives
Interest rate swap contract	—	363	—	363
Foreign currency forward contracts	—	240	—	240
Total derivatives	—	603	—	603
Total assets measured at fair value	$7,646	$25,995	$—	$33,641
(1) All certificates of deposit are within current FDIC insurance limits.

We did not have any liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the three months ended March 31, 2019, nor for the year ended December 31, 2018.

We did not have any changes to our valuation techniques during the three months ended March 31, 2019, nor for the year ended December 31, 2018.

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

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property, plant and equipment, goodwill, other intangible assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We did not perform any valuations on assets or liabilities that are valued at fair value on a nonrecurring basis during the first three months of 2019. During the fourth quarter of 2018, we performed our annual goodwill and indefinite-lived trade names impairment analyses effective as of October 1, 2018. During the three months ended March 31, 2019 or the year ended December 31, 2018, we did not record any other-than-temporary impairments on our financial assets required to be measured at fair value on a nonrecurring basis.

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

As of March 31, 2019, we had a $20.0 million interest rate swap outstanding with JPMorgan Chase Bank, N.A. This interest rate swap matures on June 30, 2020 and has a fixed rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark. At March 31, 2019, the one-month LIBOR rate was 2.49%.

We typically designate all interest rate swaps as cash flow hedges and, accordingly, record the change in fair value for the effective portion of these interest rate swaps in accumulated other comprehensive income rather than current period earnings until the underlying hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. For the three months ended March 31, 2019, there was no ineffectiveness. As of March 31, 2019, we expect to reclassify a gain of $0.2 million from accumulated other comprehensive loss to earnings within the next twelve months.

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of March 31, 2019, total outstanding contract notional amounts were $14.5 million. At March 31, 2019, these outstanding balance sheet hedging derivatives had maturities of 110 days or less.

The fair value of our derivative instruments was included in our condensed consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of
		March 31, 2019	December 31, 2018
Derivative instruments designated as cash flow hedges:
Interest rate swap contract	Prepaids and other current assets	$225	$291
	Other assets	5	72
		$230	$363

Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Prepaids and other current assets	$116	$240
		$116	$240

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Three Months Ended March 31,
		2019	2018
Derivative instruments designated as cash flow hedges:
Income (loss) recognized in other comprehensive income (loss) before reclassifications	---	$(35)	$160
Loss reclassified from accumulated other comprehensive loss to earnings for the effective portion	Interest expense	81	21
Income tax expense	Income tax (benefit) expense	(16)	(5)

Derivative instruments not designated as cash flow hedges:
Loss recognized in earnings	Other, net	$505	$1,029
Income tax benefit	Income tax (benefit) expense	(101)	(244)

For additional information related to our derivatives, see Notes 3 and 11.

(5) INVENTORIES

Inventories are stated at the lower of cost and net realizable value, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	March 31, 2019	December 31, 2018
Finished goods	$55,529	$63,257
Parts and components	5,363	5,208
Total inventories	$60,892	$68,465

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				March 31, 2019	December 31, 2018
Automobiles	5			$23	$23
Leasehold improvements	4	to	20	3,827	3,782
Computer software and equipment	2	to	7	23,563	23,776
Machinery and equipment	3	to	5	16,960	16,756
Furniture and fixtures	5	to	20	2,826	2,827
Work in progress(1)	N/A			2,619	1,590
Total cost				49,818	48,754
Accumulated depreciation				(27,995)	(26,538)
Total property, plant and equipment, net				$21,823	$22,216

(1) Work in progress includes information technology assets and production tooling.

Depreciation expense was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Depreciation expense	$1,675	$1,629

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The rollforward of goodwill was as follows (in thousands):

	Direct	Retail	Total
Balance, January 1, 2018	$2,335	$59,695	$62,030
Currency exchange rate adjustment	(185)	5	(180)
Business acquisition	1,602	—	1,602
Balance, December 31, 2018	3,752	59,700	63,452
Currency exchange rate adjustment	45	2	47
Balance, March 31, 2019	$3,797	$59,702	$63,499

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				March 31, 2019	December 31, 2018
Indefinite-lived trademarks	N/A			$23,252	$23,252
Definite-lived trademarks	5	to	15	2,850	2,850
Patents	7	to	24	14,243	14,243
Customer relationships	10	to	15	24,700	24,700
				65,045	65,045
Accumulated amortization - definite-lived intangible assets				(10,615)	(9,805)
Other intangible assets, net				$54,430	$55,240

Amortization expense was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Amortization expense	$810	$810

Future amortization of definite-lived intangible assets is as follows (in thousands):

Remainder of 2019	$2,431
2020	3,217
2021	3,187
2022	3,187
2023	3,187
Thereafter	15,969
$31,178

(8) LEASES

We have several noncancellable operating leases, primarily for office space that expire at various dates over the next five years. These leases generally contain renewal options to extend for one lease term of five years. For leases that we are reasonably certain we will exercise the lease renewal options, the options were considered in determining the lease term, and associated potential option payments are included in the lease payments. The payments used in the renewal term were estimated using the percentage rate increase of historical rent payments for each location where the renewal will be exercised.

Payments due under the lease contracts include annual fixed payments for office space. Variable payments including payments for our proportionate share of the building’s property taxes, insurance, and common area maintenance are treated as non-lease components and are recognized in the period for which the costs occur.

We are obligated under finance leases covering certain IT equipment that expire at various dates during the next three years.

The components of lease cost were as follows (in thousands):

Three Months Ended
March 31, 2019
Operating lease expense	$1,118
Finance lease expense:
Amortization of right of use assets	25
Interest on lease liabilities	4
Total finance lease expense	29
Total lease expense	$1,147

Depreciation of assets held under capital leases is included in depreciation expense.

Leases with an initial term of 12 months or less ("short-term lease") are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. The short-term lease expense for the three months ended March 31, 2019 was $0.2 million.

Minimum rental lease payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of rent abatement and incentives. Rental expense for operating leases for the three months ended March 31, 2018 was $1.1 million.

Certain information regarding our operating and finance leases were as follows (in thousands):

As of
March 31, 2019
Operating leases:
Operating lease right of use assets	$23,401

Operating lease liabilities, current portion	3,561
Operating lease liabilities, long-term portion	21,836
Total operating lease liabilities	$25,397

Finance leases:
Finance lease right of use asset	$235
Accumulated depreciation	(26)
Total finance lease asset, net	$209

Current installments of obligations under finance lease	$121
Long-term portion of obligations under finance leases	135
Total finance lease liabilities	$256

As of December 31, 2018, we were obligated under capital leases covering certain office equipment that expire at various dates over subsequent years. Amounts were reported in the condensed consolidated balance sheets as accrued liabilities and other non-current liabilities were as follows (in thousands):

As of
December 31, 2018
Capital leases:
Office equipment	$515
Accumulated depreciation	(275)
Capital leases, net	$240

Other information related to leases were as follows (dollars in thousands):

As of
March 31, 2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,122
Financing cash flow from finance leases	29
ROU assets obtained in exchange for lease obligations:
Operating leases	$24,212
Finance leases	235
Reductions to ROU assets resulting from reductions to lease obligations:
Operating leases	$811
Finance leases	26
Weighted average remaining lease term:
Operating leases	4.7 years
Finance leases	2.1 years
Weighted average discount rate:
Operating leases	4.49%
Finance leases	5.73%

Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments including transition liabilities upon adoption of ASC 842 on January 1, 2019. We determined the discount rate for leases using an incremental borrowing rate to calculate the ROU assets and lease liabilities.

Maturities of lease liabilities under noncancellable leases were as follows (in thousands):

	As of
	March 31, 2019
	Operating leases	Finance leases
2019 - remaining	$3,476	$99
2020	4,689	126
2021	4,721	48
2022	4,569	—
2023	3,814	—
2024	3,899	—
Thereafter	4,181	—
Total undiscounted lease payments	29,349	273
Less imputed interest	(3,952)	(17)
Total lease liabilities	$25,397	$256

Under ASC 840, Leases, future minimum lease payments under noncancellable operating leases and future minimum capital lease payments were as follows (in thousands):

	As of
	December 31, 2018
	Operating leases	Finance leases
Year ending:
2019	$5,366	$132
2020	5,279	126
2021	4,147	47
2022	2,729	—
2023	1,698	—
Thereafter	2,647	—
Total minimum lease payments	$21,866	305
Less amount representing interest, rates 5.22% to 5.99%		(21)
Obligations under capital leases		$284

(9) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	March 31, 2019	December 31, 2018
Payroll and related liabilities	$3,061	$3,620
Other	3,117	4,750
Total accrued liabilities	$6,178	$8,370

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

Changes in our product warranty obligations were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$5,575	$6,117
Accruals	1,348	1,234
Payments	(1,500)	(1,293)
Balance, end of period	$5,423	$6,058

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax (in thousands) for the periods presented:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2019	$(6)	$223	$(1,126)	$(909)
Current period other comprehensive income before reclassifications	15	(35)	128	108
Reclassification of amounts to earnings	—	(65)	—	(65)
Net other comprehensive income (loss) during period	15	(100)	128	43
Balance, March 31, 2019	$9	$123	$(998)	$(866)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Gain on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2018	$(64)	$216	$(411)	$(259)
Current period other comprehensive income before reclassifications	(37)	160	(117)	6
Reclassification of amounts to earnings	—	(16)	—	(16)
Net other comprehensive income during period	(37)	144	(117)	(10)
Balance, March 31, 2018	$(101)	$360	$(528)	$(269)

(12) STOCK REPURCHASE PROGRAM

On February 21, 2018 our Board of Directors authorized a $15.0 million share repurchase program. Under this program, shares of our common stock may be repurchased from time to time through February 21, 2020. As of March 31, 2019, repurchases under this program totaled $1.0 million.

Repurchases may be made under the programs in open market transactions at prevailing prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases will be funded from existing cash balances, and repurchased shares will be retired and returned to unissued authorized shares.

As of March 31, 2019, there was $14.0 million remaining available for repurchases under the share repurchase program.

Cumulative repurchases pursuant to the program are as follows:

Quarter Ended	Number of Shares	Repurchased Amount	Average Price Per Share
December 31, 2018	75,813	$1,008,652	$13.30
Totals to date	75,813	$1,008,652	$13.30

(13) INCOME (LOSS) PER SHARE

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

	Three Months Ended March 31,
	2019	2018
Shares used to calculate basic income (loss) per share	29,573	30,314
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	—	277
Shares used to calculate diluted income (loss) per share	29,573	30,591

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted income per share. In the case of stock options, this is because the average market price did not exceed the exercise price.

	Three Months Ended March 31,
	2019	2018
Stock options	30	—
Restricted stock units	39	—

In the case of restricted stock units, this is because unrecognized compensation expense exceeds the current value of the awards (i.e., grant date market value was higher than current average market price). These shares may be dilutive potential common shares in the future (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	91	13
Restricted stock units	341	1

(14) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments, Direct and Retail. There have been no changes in our operating segments during the three months ended March 31, 2019.

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

Following is summary information by reportable segment (in thousands):

	Three Months Ended March 31,
	2019	2018
Net sales:
Direct	$46,714	$71,201
Retail	36,821	42,993
Royalty	865	619
Consolidated net sales	$84,400	$114,813
Contribution:
Direct	$(4,542)	$11,291
Retail	(722)	3,921
Royalty	865	617
Consolidated contribution	$(4,399)	$15,829

Reconciliation of consolidated contribution to (loss) income from continuing operations:
Consolidated contribution	$(4,399)	$15,829
Amounts not directly related to segments:
Operating expenses	(5,768)	(5,132)
Other expense, net	(433)	(34)
Income tax benefit (expense)	2,116	(2,523)
(Loss) income from continuing operations	$(8,484)	$8,140

There was no material change in the allocation of assets by segment during the three months ended March 31, 2019, and, accordingly, assets by segment are not presented.

For the three months ended March 31, 2019 and 2018, the following customer accounted for 10% or more of total net sales as follows:

	Three Months Ended March 31,
	2019	2018
Dick's Sporting Goods	*	10.4%
*Less than 10% of total net sales.

(15) BORROWINGS

Line of Credit
On March 29, 2019 we entered into a Credit Agreement with JPMorgan Chase Bank, N.A. (“Chase Bank”) that provides for a $40.0 million revolving line of credit. The term of the Credit Agreement expires on March 29, 2022 and is secured by substantially all of our assets.

The Credit Agreement contains customary covenants for financings of this type, including, among other terms and conditions, revolving availability subject to a calculated borrowing base, minimum cash reserves and minimum fixed charge cover ratio covenants, as well as limitations and conditions on our ability to (i) create, incur, assume or be liable for indebtedness; (ii) dispose of assets outside the ordinary course of business; (iii) acquire, merge or consolidate with or into another person or entity; (iv) create, incur or allow any lien on any of our property; (v) make investments; or (vi) pay dividends or make distributions, in each case subject to certain exceptions. In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods), as well as a subjective acceleration clause.

The interest rate applicable to each advance under the revolving line of credit is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. As of March 31, 2019, our borrowing rate for line of credit advances was 4.49%.

As of March 31, 2019, we had $20.5 million of outstanding borrowings under the line of credit. As of March 31, 2019, we were in compliance with the financial covenants of the Credit Agreement and $13.9 million was available for borrowing under the line of credit. Any outstanding balance is due and payable on March 29, 2022.

(16) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of March 31, 2019, we had zero standby letters of credit.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of March 31, 2019, we had approximately $32.1 million in noncancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no related liabilities were recorded as of March 31, 2019.

Legal Matters
From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates accordingly. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss probable or reasonably possible, and whether the amount of a probable or reasonably possible loss is estimable. Among other factors, we evaluate the advice of internal and external counsel, the outcomes from similar litigation, current status of the lawsuits (including settlement initiatives), legislative developments and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. Further, while we face contingencies that are reasonably possible to occur, we are unable to estimate the possible loss or range of loss at this time. As such, zero liability is recorded as of March 31, 2019.

As of the date of filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). All references to the first quarter and first three months of 2019 and 2018 mean the three-month periods ended March 31, 2019 and 2018, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

As a result of the above and other factors, our period-to-period operating results may not be indicative of future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2018 Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. Forward-looking statements include any statements related to our future business, financial performance or operating results; anticipated fluctuations in net sales due to seasonality; plans and expectations regarding gross and operating margins; plans and expectations regarding research and development expenses and capital expenditures and anticipated results from such expenditures and other investments in our capabilities and resources; anticipated losses from discontinued operations; plans for new product introductions, strategic partnerships and anticipated demand for our new and existing products; and statements regarding our inventory and working capital requirements and the sufficiency of our financial resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including our ability to timely acquire inventory that meets our quality control standards from sole source foreign manufacturers at acceptable costs, changes in consumer fitness trends, changes in the media consumption habits of our target consumers or the effectiveness, availability and price of media time consistent with our cost and audience profile parameters, greater than anticipated costs or delays associated with launch of new products, weaker than expected demand for new or existing products, a decline in consumer spending due to unfavorable economic conditions, softness in the retail marketplace or the availability from retailers of heavily discounted competitive products, an adverse change in the availability of credit for our customers who finance their purchases, our ability to pass along vendor raw material price increases and other cost pressures, including increased shipping costs and unfavorable foreign currency exchange rates, our ability to hire and retain key management personnel, our ability to effectively develop, market and sell future products, our ability to protect our intellectual property, the introduction of competing products, and our ability to get foreign-sourced product through customs in a timely manner. Additional assumptions, risks and uncertainties are described in Part I, Item 1A, "Risk Factors," in our 2018 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or conform them to actual results or to changes in circumstances or expectations.

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

Net sales for the first three months of 2019 were $84.4 million, reflecting a 26.5% decrease as compared to net sales of $114.8 million for the first three months of 2018. Net sales of our Direct segment decreased by $24.5 million, or 34.4%, in the first three months of 2019, compared to the first three months of 2018, primarily due to lower sales of our Bowflex Max Trainer® product.

Net sales of our Retail segment decreased by $6.2 million, or 14.4%, in the first three months of 2019, compared to the first three months of 2018, reflecting lower order volume from certain customers.

Royalty income for the first three months of 2019 increased by $0.2 million compared to the same period in the prior year, primarily due to payment of royalties related to a new agreement executed in late 2018.

Gross profit for the first three months of 2019 was $35.8 million, or 42.5% of net sales, a decrease of $23.0 million, or 39.1%, as compared to gross profit of $58.9 million, or 51.3% of net sales, for the first three months of 2018. The decrease in gross profit dollars was primarily due to lower Direct sales coupled with lower gross margin percentages in both the Direct and Retail segments. Gross margin percentage points decreased 8.8% due to unfavorable product-mix and under absorption of operations fixed costs due to lower revenues.

Operating expenses for the first three months of 2019 were $46.0 million, a decrease of $2.2 million, or 4.5%, as compared to operating expenses of $48.2 million for the first three months of 2018. The decrease in operating expenses was primarily related to lower media spending and stock compensation expense.

Operating loss for the first three months of 2019 was $10.2 million, a decrease of $20.9 million, or 195.0%, as compared to operating income of $10.7 million for the first three months of 2018. The decrease in operating income for the first three months of 2019 compared to the first three months of 2018 was driven primarily by the lower gross margins associated with our sales during the period.

Loss from continuing operations was $8.5 million for the first three months of 2019, or $0.29 per diluted share, compared to income from continuing operations of $8.1 million, or $0.27 per diluted share, for the first three months of 2018. The effective tax rates for the first three months of 2019 and 2018 were 20.0% and 23.7%, respectively. The 3.7% year-over-year percentage rate decrease was due primarily to the impact of R&D credits on the lower income from operations.

Net loss for the first three months of 2019 was $8.6 million, compared to net income of $8.1 million for the first three months of 2018. Net loss per diluted share was $0.29 for the first three months of 2019, compared to net income per diluted share of $0.26 for the first three months of 2018.

Discontinued Operations

Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to the Commercial business in either the 2019 or 2018 periods, we continue to incur product liability and other legal expenses associated with product previously sold into the Commercial channel.

RESULTS OF OPERATIONS

Results of operations information was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2019	2018	$	%
Net sales	$84,400	$114,813	$(30,413)	(26.5)%
Cost of sales	48,558	55,942	(7,384)	(13.2)%
Gross profit	35,842	58,871	(23,029)	(39.1)%
Operating expenses:
Selling and marketing	34,043	36,763	(2,720)	(7.4)%
General and administrative	7,655	6,910	745	10.8%
Research and development	4,311	4,501	(190)	(4.2)%
Total operating expenses	46,009	48,174	(2,165)	(4.5)%
Operating (loss) income	(10,167)	10,697	(20,864)	(195.0)%
Other income (expense):
Interest income	165	272	(107)
Interest expense	(205)	(293)	88
Other, net	(393)	(13)	(380)
Total other expense, net	(433)	(34)	(399)
(Loss) income from continuing operations before income taxes	(10,600)	10,663	(21,263)
Income tax (benefit) expense	(2,116)	2,523	(4,639)
(Loss) income from continuing operations	(8,484)	8,140	(16,624)
Loss from discontinued operations, net of income taxes	(91)	(81)	(10)
Net (loss) income	$(8,575)	$8,059	$(16,634)

Results of operations information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2019	2018	$	%
Net sales:
Direct	$46,714	$71,201	$(24,487)	(34.4)%
Retail	36,821	42,993	(6,172)	(14.4)%
Royalty	865	619	246	39.7%
	$84,400	$114,813	$(30,413)	(26.5)%
Cost of sales:
Direct	$20,318	$26,356	$(6,038)	(22.9)%
Retail	28,240	29,584	(1,344)	(4.5)%
Royalty	—	2	(2)	(100.0)%
	$48,558	$55,942	$(7,384)	(13.2)%
Gross profit:
Direct	$26,396	$44,845	$(18,449)	(41.1)%
Retail	8,581	13,409	(4,828)	(36.0)%
Royalty	865	617	248	40.2%
	$35,842	$58,871	$(23,029)	(39.1)%
Gross margin:
Direct	56.5%	63.0%	(650)	basis points
Retail	23.3%	31.2%	(790)	basis points

The following table compares the net sales of our major product lines within each business segment (dollars in thousands):

	Three Months Ended March 31,		Change
	2019	2018	$	%
Direct net sales:
Cardio products(1)	$39,607	$64,209	$(24,602)	(38.3)%
Strength products(2)	7,107	6,992	115	1.6%
	46,714	71,201	(24,487)	(34.4)%
Retail net sales:
Cardio products(1)	30,696	36,210	(5,514)	(15.2)%
Strength products(2)	6,125	6,783	(658)	(9.7)%
	36,821	42,993	(6,172)	(14.4)%

Royalty	865	619	246	39.7%
	$84,400	$114,813	$(30,413)	(26.5)%

(1) Cardio products include: Max Trainer®, TreadClimber®, HVT®, Zero Runner®, LateralX®, treadmills, exercise bikes and ellipticals.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights and accessories.

Direct

Direct net sales decreased by 34.4% for the three month period ended March 31, 2019 compared to the same period of 2018 primarily from lower sales of our Bowflex Max Trainer® product.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the first quarter of 2019 were 54.3%, compared to 53.5% in the same period of 2018. The increase in approval rates reflects a consumer credit environment that continues to be strong.

The $6.0 million decrease in cost of sales of our Direct business for the three month period ended March 31, 2019 compared to the same period of 2018 was due to the decrease in net sales.

For the three month period ended March 31, 2019, Direct gross margin decreased by 650 basis points as compared to the same period of 2018 due to unfavorable overhead absorption related to decreased net sales and unfavorable product mix.

Retail

Retail net sales decreased by 14.4% for the three month period ended March 31, 2019 compared to the same period of 2018. The decrease reflected lower order volume from certain customers reducing their inventory stocking levels.

The decrease in cost of sales of our Retail business for the three month period ended March 31, 2019 compared to the same period of 2018 was primarily related to the decrease in net sales.

For the three month period ended March 31, 2019, Retail gross margin decreased by 790 basis points compared to the same period of 2018 due to unfavorable overhead absorption related to decreased net sales and unfavorable product mix.

Selling and Marketing

Dollars in thousands	Three Months Ended March 31,		Change
	2019	2018	$	%
Selling and marketing	$34,043	$36,763	$(2,720)	(7.4)%
As % of net sales	40.3%	32.0%

The $2.7 million decrease in selling and marketing expense in the three month period ended March 31, 2019 as compared to the same period of 2018 was primarily related to a $1.6 million decrease in media advertising and a $0.8 million decrease in financing fees.

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows:

Dollars in thousands	Three Months Ended March 31,		Change
	2019	2018	$	%
Media advertising	$19,702	$21,286	$(1,584)	(7.4)%

The decrease in media advertising in the three month period ended March 31, 2019 compared to the same period of 2018 reflected a scale back in spending resulting from unfavorable media return on investments.

General and Administrative

Dollars in thousands	Three Months Ended March 31,		Change
	2019	2018	$	%
General and administrative	$7,655	$6,910	$745	10.8%
As % of net sales	9.1%	6.0%

The increase in general and administrative for the three months ended March 31, 2019 compared to the same period of 2018 was primarily due to an increase in litigation costs of $1.6 million, partially offset by reduced stock compensation expense of $0.8 million.

Research and Development

Dollars in thousands	Three Months Ended March 31,		Change
	2019	2018	$	%
Research and development	$4,311	$4,501	$(190)	(4.2)%
As % of net sales	5.1%	3.9%

The decrease in research and development in the three month period ended March 31, 2019 compared to the same period of 2018 was primarily due to a decrease in third party application development expense.

Interest Expense
Interest expense of $0.2 million for the three month period ended March 31, 2019 decreased $0.1 million compared to the same period of 2018 due to reductions in borrowings.

Other, Net
Other, net primarily relates to the effect of exchange rate fluctuations between the U.S. and our foreign subsidiaries.

Income Tax (Benefit) Expense

Dollars in thousands	Three Months Ended March 31,		Change
	2019	2018	$	%
Income tax (benefit) expense	$(2,116)	$2,523	$(4,639)	(183.9)%
Effective tax rate	20.0%	23.7%

Income tax benefit and effective tax rate from continuing operations for the three month period ended March 31, 2019 were primarily due to our losses generated in the U.S. The lower effective tax rate from continuing operations for the three month period ended March 31, 2019 compared to the same period of 2018 was primarily due to a pro rata increase in certain income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, we had $23.6 million of cash and investments compared to $63.5 million as of December 31, 2018. Cash used in operating activities was $24.5 million for the three months ended March 31, 2019, compared to cash provided by operating activities of $15.6 million for the three months ended March 31, 2018. We expect our cash, cash equivalents and available-for-sale securities at March 31, 2019, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from March 31, 2019.

The decrease in cash flows from operating activities for the three months ended March 31, 2019 as compared to the same period of 2018 was primarily due to the decrease in operating performance, along with the changes in our operating assets and liabilities discussed below.

Trade receivables decreased by $23.9 million to $21.9 million as of March 31, 2019, compared to $45.8 million as of December 31, 2018, primarily due to the seasonality of the business. Trade receivables as of March 31, 2019 compared to March 31, 2018 decreased by $7.9 million due to the year-over-year decrease in Retail net sales.

Inventories decreased by $7.6 million to $60.9 million as of March 31, 2019, compared to $68.5 million as of December 31, 2018 due to seasonality and our efforts to reduce the high level of ending inventory from the previous year. Inventories as of March 31, 2019 compared to March 31, 2018 increased by $23.2 million, due to a much higher ending inventory balance as of December 31, 2018 compared to the prior year end.

Prepaid and other current assets decreased by $1.1 million to $6.9 million as of March 31, 2019, compared to $8.0 million as of December 31, 2018, primarily due to lower prepaid marketing expenses. This was partially offset by prepaid insurance and information technology expenses.

Trade payables decreased by $46.6 million to $40.7 million as of March 31, 2019, compared to $87.3 million as of December 31, 2018, due to seasonality of the business and inventory related payments. Trade payables as of March 31, 2019, compared to March 31, 2018, decreased by $1.1 million.

Accrued liabilities decreased by $2.2 million to $6.2 million as of March 31, 2019, compared to $8.4 million as of December 31, 2018, primarily due to payroll and related liabilities and other accruals.

Cash provided by investing activities of $9.0 million for the first three months of 2019 was primarily related to $12.8 million of net maturities of marketable securities, partially offset by an equity investment of $2.3 million and $1.6 million of capital expenditures for implementation of new software systems, and production tooling and equipment. We anticipate spending between $8.0 million and $10.0 million in 2019 for digital platform enhancements, systems integration, and production tooling.

Equity Investments
During the quarter, the Company invested $2.3 million in non-controlling financial instruments without readily determinable fair values. The carrying amount of the investments were recorded at cost and will be adjusted for observable price changes under the election of the measurement alternative, with changes in the investments carrying value recognized in earnings.
Cash used in financing activities of $11.5 million for the first three months of 2019 was primarily related to loan principal repayments of $11.7 million.

Financing Arrangements
We have a Credit Agreement with JPMorgan Chase Bank, N.A. (“Chase Bank”) that provides for a $40.0 million revolving line of credit. The term of the Credit Agreement expires on March 29, 2022 and is secured by substantially all of our assets.

The Credit Agreement contains customary covenants for financings of this type, including, among other terms and conditions, revolving availability subject to a calculated borrowing base, minimum cash reserves and minimum fixed charge cover ratio covenants, as well as limitations and conditions on our ability to (i) create, incur, assume or be liable for indebtedness; (ii) dispose of assets outside the ordinary course of business; (iii) acquire, merge or consolidate with or into another person or entity; (iv) create, incur or allow any lien on any of our property; (v) make investments; or (vi) pay dividends or make distributions, in each case subject to certain exceptions. In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods), as well as a subjective acceleration clause.

The interest rate applicable to each advance under the revolving line of credit is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. As of March 31, 2019, our borrowing rate for line of credit advances was 4.49%.

As of March 31, 2019, we had $20.5 million of outstanding borrowings under the line of credit. As of March 31, 2019, we were in compliance with the financial covenants of the Credit Agreement and $13.9 million was available for borrowing under the line of credit.

As of March 31, 2019, we paid down our existing term loan of $32.0 million and refinanced the remaining portion with borrowings under our new line of credit.

As of March 31, 2019, we had a $20.0 million receive-variable, pay-fixed interest rate swap outstanding with Chase Bank. The interest rate swap is classified as a cash flow hedge. The swap matures on June 30, 2020 and has a fixed rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark. At March 31, 2019, the one-month LIBOR rate was 2.49%.

Commitments and Contingencies
For a description of our commitments and contingencies, refer to Note 16 to our condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no liabilities were recorded at March 31, 2019.

Stock Repurchase Program
On February 21, 2018 our Board of Directors authorized a $15.0 million share repurchase program. Under this program, shares of our common stock may be repurchased from time to time through February 21, 2020. As of December 31, 2018 we had repurchased 75,813 shares under this program at a weighted average price of $13.30 per share for a total purchase price of $1.0 million.

For the three months ended March 31, 2019 no shares were repurchased. As of March 31, 2019, $14.0 million remained available for future repurchases under the share repurchase program.

Repurchases under the program may be made in open market transactions at prevailing prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases will be funded from existing cash balances, and repurchased shares will be retired and returned to unissued authorized shares.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Effective January 1, 2019, we adopted ASC 842, Leases (Topic 842). For information on the adoption of Topic 842, see Notes 1 and 8 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

Other than the changes related to adoption of ASC 842, our critical accounting policies and estimates have not changed from those discussed in our 2018 Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

See Notes 1 and 8 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 for a discussion of new accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Foreign Exchange Risk
Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents, marketable securities, derivative assets and variable-rate debt obligations. As of March 31, 2019, we had cash equivalents of $0.3 million held in money market funds and commercial paper, and marketable securities of $12.6 million, held in a combination of certificates of deposit, corporate bonds, and U.S. government bonds. Our cash equivalents mature within three months or less from the date of purchase. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. We have classified our marketable securities as available-for-sale and, therefore, we may choose to sell or hold them as changes in the market occur. Because of the short-term nature of the instruments in our portfolio, a decline in interest rates would reduce our interest income over time, and an increase in interest rates may negatively affect the market price or liquidity of certain securities within the portfolio.

Our negotiated credit facilities generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of March 31, 2019, the outstanding balances on our credit facilities totaled $20.5 million.

As of March 31, 2019, we had a $20.0 million receive-variable, pay-fixed interest rate swap outstanding with Chase Bank. The swap is classified as a cash flow hedge and effectively fixes the interest rate on our variable-rate term loan. The interest rate swap matures on June 30, 2020 and has a fixed interest rate of 1.42% per annum. The variable rate on the interest rate swap is the one-month LIBOR benchmark, which was 2.49% at March 31, 2019.

The fair value of our interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. The amounts related to our cash flow hedge are recorded as deferred gains or losses in our consolidated balance sheets with the offset recorded in accumulated other comprehensive income, net of tax. At March 31, 2019, the fair value of our interest rate swap agreement was an asset of $0.2 million. The estimated amount expected to be reclassified into earnings within the next twelve months was $0.2 million at March 31, 2019.

We enter into foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. Total notional amounts outstanding at March 31, 2019 were $14.5 million.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our interim Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, our management, including the interim Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, we implemented a new lease accounting process in response to the adoption of ASU No. 2016-02, "Leases (Topic 842)," effective January 1, 2019. This implementation resulted in a new change in a component of our internal control over financial reporting.

There were no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

We operate in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in our 2018 Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described in our 2018 Form 10-K actually occur, our business, operating results and financial position could be adversely affected. There has not been a material change to the risk factors as set forth in our 2018 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of our equity securities during the first quarter ended March 31, 2019:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	—	$13,991,344
February 1 - February 28	14,362	7.42	—	13,991,344
March 1 - March 31	—	—	—	13,991,344
Total	14,362	$7.42	—	$13,991,344

(1) Includes shares withheld from the vesting portions of stock unit awards made to our executive officers and certain management personnel to satisfy their tax withholding obligations incident to said vesting.

Item 6.    Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description

10.1*	Employment Agreement dated May 1, 2018, by and between Nautilus, Inc. and Jay E. McGregor

10.2*	Employment Agreement dated January 1, 2018 by and between Nautilus, Inc. and Christopher K. Quatrochi

10.3	Line of Credit Agreement dated March 29, 2019 between Nautilus, Inc. and JPMorgan Chase Bank, N.A

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

NAUTILUS, INC.
(Registrant)

May 8, 2019	By:	/S/ M. Carl Johnson, III
Date		M. Carl Johnson, III
Interim Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.
(Registrant)

May 8, 2019	By:	/S/ Sidharth Nayar
Date		Sidharth Nayar
Chief Financial Officer (Principal Financial and Accounting Officer)