Form 10-Q
period 2019-06-30
NAUTILUS, INC.
filed 2019-08-08
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	NLS	New York Stock Exchange
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

Large accelerated filer	[ ]	Accelerated filer	[x]	Non-accelerated filer	[ ]	Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The number of shares outstanding of the registrant's common stock as of July 31, 2019 was 29,728,321 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$7,921	$38,125
Available-for-sale securities	—	25,392
Trade receivables, net of allowances of $47 and $99	29,039	45,847
Inventories	51,981	68,465
Prepaids and other current assets	7,158	7,980
Income taxes receivable	3,042	5,653
Total current assets	99,141	191,462
Property, plant and equipment, net	22,340	22,216
Operating lease right-of-use assets	22,524	—
Goodwill	—	63,452
Other intangible assets, net	44,856	55,240
Other assets	4,406	574
Total assets	$193,267	$332,944
Liabilities and Shareholders' Equity
Trade payables	$31,540	$87,265
Accrued liabilities	9,318	8,370
Operating lease liabilities, current portion	3,657	—
Warranty obligations, current portion	3,045	3,213
Note payable, current portion, net of unamortized debt issuance costs of $0 and $7	—	15,993
Total current liabilities	47,560	114,841
Operating lease liabilities, non-current	20,860	—
Warranty obligations, non-current	2,443	2,362
Income taxes payable, non-current	3,677	3,427
Deferred income tax liabilities, non-current	3,108	11,888
Other non-current liabilities	103	1,837
Debt payable, non-current, net of unamortized debt issuance costs of $262 and $7	20,600	15,993
Total liabilities	98,351	150,348
Commitments and contingencies (Note 17)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 29,728 and 29,545 shares issued and outstanding	213	215
Retained earnings	95,629	183,290
Accumulated other comprehensive loss	(926)	(909)
Total shareholders' equity	94,916	182,596
Total liabilities and shareholders' equity	$193,267	$332,944

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$59,004	$75,498	$143,404	$190,311
Cost of sales	41,487	41,850	90,045	97,792
Gross profit	17,517	33,648	53,359	92,519
Operating expenses:
Selling and marketing	17,631	22,084	51,674	58,847
General and administrative	9,443	6,327	17,098	13,237
Research and development	3,849	4,035	8,160	8,536
Goodwill and intangible impairment charge	72,008	—	72,008	—
Total operating expenses	102,931	32,446	148,940	80,620
Operating (loss) income	(85,414)	1,202	(95,581)	11,899
Other (expense) income:
Interest income	(3)	294	162	566
Interest expense	(223)	(268)	(428)	(561)
Other, net	171	31	(222)	18
Total other (expense) income, net	(55)	57	(488)	23
(Loss) income from continuing operations before income taxes	(85,469)	1,259	(96,069)	11,922
Income tax (benefit) expense	(6,725)	252	(8,841)	2,775
(Loss) income from continuing operations	(78,744)	1,007	(87,228)	9,147
Discontinued operations:
Loss from discontinued operations before income taxes	(51)	(11)	(65)	(28)
Income tax expense of discontinued operations	73	68	150	132
Loss from discontinued operations	(124)	(79)	(215)	(160)
Net (loss) income	$(78,868)	$928	$(87,443)	$8,987

Basic (loss) income per share from continuing operations	$(2.65)	$0.03	$(2.94)	$0.30
Basic loss per share from discontinued operations	—	—	(0.01)	(0.01)
Basic net (loss) income per share(1)	$(2.66)	$0.03	$(2.95)	$0.30

Diluted (loss) income per share from continuing operations	$(2.65)	$0.03	$(2.94)	$0.30
Diluted loss per share from discontinued operations	—	—	(0.01)	(0.01)
Diluted net (loss) income per share(1)	$(2.66)	$0.03	$(2.95)	$0.29
Shares used in per share calculations:
Basic	29,678	30,193	29,626	30,253
Diluted	29,678	30,476	29,626	30,533

(1) May not add due to rounding.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(78,868)	$928	$(87,443)	$8,987
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net of income tax expense (benefit) of $1, $11, $6 and $(7)	(9)	34	6	(3)
(Loss) gain on derivative securities, effective portion, net of income tax expense (benefit) of $(106), $4, $(139) and $32	(123)	12	(223)	156
Foreign currency translation, net of income tax expense (benefit) of $(9), $3, $(64) and $0	72	(338)	200	(455)
Other comprehensive (loss) income	(60)	(292)	(17)	(302)
Comprehensive (loss) income	$(78,928)	$636	$(87,460)	$8,685

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2018	29,545	$215	$183,290	$(909)	$182,596
Net loss	—	—	(8,575)	—	(8,575)
Unrealized gain on marketable securities, net of income tax expense of $5	—	—	—	15	15
Loss on derivative securities, effective portion, net of income tax benefit of $33	—	—	—	(100)	(100)
Foreign currency translation adjustment, net of income tax benefit of $55	—	—	—	128	128
Stock-based compensation expense	—	(147)	(218)	—	(365)
Common stock issued under equity compensation plan, net of shares withheld for tax payments	48	(68)	—	—	(68)
Balances at March 31, 2019	29,593	—	174,497	(866)	173,631
Net loss	—	—	(78,868)	—	(78,868)
Unrealized loss on marketable securities, net of income tax expense of $1	—	—	—	(9)	(9)
Loss on derivative securities, effective portion, net of income tax benefit of $106	—	—	—	(123)	(123)
Foreign currency translation adjustment, net of income tax benefit of $9	—	—	—	72	72
Stock-based compensation expense	—	9	—	—	9
Common stock issued under equity compensation plan, net of shares withheld for tax payments	87	36	—	—	36
Common stock issued under employee stock purchase plan	48	168	—	—	168
Balances at June 30, 2019	29,728	$213	$95,629	$(926)	$94,916

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2017	30,305	$—	$179,448	$(259)	$179,189
Net income	—	—	8,059	—	8,059
Unrealized loss on marketable securities, net of income tax benefit of $18	—	—	—	(37)	(37)
Gain on derivative securities, effective portion, net of income tax expense of $28	—	—	—	144	144
Foreign currency translation adjustment, net of income tax benefit of $3	—	—	—	(117)	(117)
Stock-based compensation expense	—	479	—	—	479
Common stock issued under equity compensation plan, net of shares withheld for tax payments	67	(99)	—	—	(99)
Repurchased shares	(211)	(150)	(2,568)	—	(2,718)
Balances at March 31, 2018	30,161	230	184,939	(269)	184,900
Net income	—	—	928	—	928
Unrealized gain on marketable securities, net of income tax expense of $11	—	—	—	34	34
Gain on derivative securities, effective portion, net of income tax expense of $4	—	—	—	12	12
Foreign currency translation adjustment, net of income tax expense of $3	—	—	—	(338)	(338)
Stock-based compensation expense	—	268	—	—	268
Common stock issued under equity compensation plan, net of shares withheld for tax payments	87	(198)	—	—	(198)
Common stock issued under employee stock purchase plan	20	232	—	—	232
Repurchased shares	(31)	(70)	(178)	—	(248)
Balances at June 30, 2018	30,237	$462	$185,689	$(561)	$185,590

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
(Loss) income from continuing operations	$(87,228)	$9,147
Loss from discontinued operations	(215)	(160)
Net (loss) income	(87,443)	8,987
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	5,192	4,468
Provision (benefit) for allowance for doubtful accounts	52	(39)
Inventory lower-of-cost-or-market/NRV adjustments	491	179
Stock-based compensation (benefit) expense	(356)	747
Loss on asset dispositions	536	1
Goodwill and intangible impairment charge	72,008	—
Deferred income taxes, net of valuation allowance	(9,372)	1,323
Other	(108)	23
Changes in operating assets and liabilities:
Trade receivables	16,755	17,506
Inventories	16,457	10,821
Prepaids and other assets	2,329	(734)
Income taxes receivable	2,611	(4,115)
Trade payables	(56,234)	(20,659)
Accrued liabilities and other liabilities, including warranty obligations	(134)	(1,919)
Net cash (used in) provided by operating activities	(37,216)	16,589
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(29,522)
Proceeds from sales and maturities of available-for-sale securities	25,271	26,815
Purchases of property, plant and equipment	(3,874)	(4,228)
Purchases of other investments in non-controlled affiliates	(3,500)	—
Net cash provided by (used in) investing activities	17,897	(6,935)
Cash flows from financing activities:
Proceeds from long-term debt	529	—
Payments on long-term debt	(11,667)	(8,000)
Payments for stock repurchases	—	(3,127)
Proceeds from employee stock purchases	168	—
Proceeds from exercise of stock options	75	492
Tax payments related to stock award issuances	(107)	(396)
Net cash used in financing activities	(11,002)	(11,031)
Effect of exchange rate changes on cash and cash equivalents	117	(587)
Decrease in cash and cash equivalents	(30,204)	(1,964)
Cash and cash equivalents:
Beginning of period	38,125	27,893
End of period	$7,921	$25,929
Supplemental disclosure of cash flow information:
Cash paid for interest	$677	$558
Cash (received) paid for income taxes, net	(2,324)	6,366
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$537	$437

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2019 and December 31, 2018, and our results of operations, comprehensive (loss) income and shareholders' equity for the three and six months ended June 30, 2019 and 2018 and our cash flows for the six months ended June 30, 2019 and 2018. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally, and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

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

ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the impact of adopting this standard but do not expect the adoption of this guidance to have a material impact on our financial position, results of operations and cash flows.

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

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product sales	$56,326	$71,470	$136,458	$181,220
Extended warranties and services	1,168	1,737	3,637	5,219
Other(1)	1,510	2,291	3,309	3,872
Net sales	$59,004	$75,498	$143,404	$190,311
(1) Other revenue is primarily freight and delivery and royalty income.

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$48,897	$65,498	$119,085	$169,079
Canada	3,557	3,283	11,486	9,066
All other	6,550	6,717	12,833	12,166
Net sales	$59,004	$75,498	$143,404	$190,311

As of June 30, 2019, estimated revenue expected to be recognized in the future totaled $1.8 million, primarily related to customer order backlog, which includes firm orders for future shipment to our Retail customers, as well as unfulfilled consumer orders within the Direct channel. Retail orders of $1.4 million and Direct orders of $0.4 million comprise our backlog as of June 30, 2019. The estimated future revenues are net of contractual rebates and consideration payable for applicable Retail customers, and net of current promotional programs and sales discounts for our Direct customers.

The following table provides information about our liabilities from contracts with customers, primarily customer deposits and deferred revenue, all of which are short-term in nature. The revenue recognized from contract liabilities and the remaining balances are presented in accrued liabilities and are shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$479	$693	$816	$1,084
Cash additions	351	304	512	993
Revenue recognition	(268)	(249)	(766)	(1,329)
Balance, end of period	$562	$748	$562	$748

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

(3) INVESTMENTS

During the six months ended June 30, 2019, we made strategic equity securities investments to increase our digital capabilities. Effective January 1, 2018, we adopted ASU Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires us to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. We use quoted market prices to determine the fair values of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis.

The accounting guidance related to the classification and measurement of certain equity investments requires us to account for these investments at fair value or to elect to account for these investments under the "practicability exception," which permits measurement of these investments at cost, minus impairments, plus or minus observable changes in price for each reporting period. As of June 30, 2019, we had elected the practicability exception for equity investments without readily determinable fair values of $3.5 million and have not recognized any impairments or any upward adjustments on either an annual or cumulative basis due to observable price changes.

As of June 30, 2019, the carrying values of our equity securities were included in the following line item in our consolidated balance sheets (in thousands):

Measurement Alternative - No Readily Determinable Fair Value
Other assets	$3,500

(4) FAIR VALUE MEASUREMENTS

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 - observable inputs such as quoted prices (unadjusted) in active liquid markets for identical securities as of the reporting date;

•
Level 2 - other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; or observable market prices in markets with insufficient volume and/or infrequent transactions; and

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$3	$—	$—	$3
Total cash equivalents	3	—	—	3
Derivatives
Foreign currency forward contracts	—	62	—	62
Total derivatives	—	62	—	62
Total assets measured at fair value	$3	$62	$—	$65

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$7,646	$—	$—	$7,646
Total cash equivalents	7,646	—	—	7,646
Available-for-Sale Securities
Certificates of deposit(1)	—	10,379	—	10,379
Corporate bonds	—	7,522	—	7,522
U.S. government bonds	—	7,491	—	7,491
Total available-for-sale securities	—	25,392	—	25,392
Derivatives
Interest rate swap contract	—	363	—	363
Foreign currency forward contracts	—	240	—	240
Total derivatives	—	603	—	603
Total assets measured at fair value	$7,646	$25,995	$—	$33,641
(1) All certificates of deposit are within current FDIC insurance limits.

We did not have any liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the six months ended June 30, 2019, nor for the year ended December 31, 2018.

We did not have any changes to our valuation techniques during the six months ended June 30, 2019, nor for the year ended December 31, 2018.

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

ASC 350 — Intangibles — Goodwill and Other, requires us to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates, growth rates and terminal value. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. We also use market valuation models and other financial ratios, which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses.

We perform a goodwill and indefinite-lived asset impairment evaluation during the fourth quarter of each year. However, as a result of the decline in our market value relative to the market and our industry, identified as a triggering event, we performed an interim Step 1 evaluation and a market capitalization reconciliation during the second quarter of 2019.

The goodwill evaluation was performed using a quantitative assessment at each reporting unit level and we determined that is was more-likely-than-not that the fair value of goodwill assigned to our reporting units was less than the carrying amount. We assigned assets and liabilities to each reporting unit based on either specific identification or by using judgment for the remaining assets and liabilities that are not specific to a reporting unit. We determined the fair value of our reporting units in Step 1 of the ASC 350 analysis using the income approach and the market approach. In addition, we determined the fair value by adding a control premium observed from recent transactions of comparable companies to determine the reasonableness of that assumption and the fair values of the reporting units estimated in Step 1. Significant unobservable inputs and assumptions inherent in the valuation methodologies from Level 3 inputs were employed and include, but were not limited to, prospective financial information, growth rates, terminal value, royalty rates, discount rates, and comparable multiples from publicly traded companies in our industry. We compared the carrying amount of each reporting unit to its respective fair value. We reconciled the aggregate fair values of the reporting units determined in Step 1 (as described above) to the enterprise market capitalization plus a reasonable control premium. We determined both reporting units were impaired and recorded a $63.5 million non-cash goodwill impairment.

The indefinite-lived intangible assets evaluation was performed using the relief from royalty method during the second quarter of 2019. This analysis was based on the estimated future cash flows generated for each separate brand/trademark. We compared the carrying amount to the estimated fair values. Based on our evaluation, the Octane trademark with a carrying value of $14.2 million was written down to its fair value of $5.7 million, resulting in a $8.5 million non-cash intangible asset impairment.

During the year ended December 31, 2018, there were no assets or liabilities that were recorded at fair value on a nonrecurring basis.

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

As of June 30, 2019, we terminated a $20.0 million interest rate swap with JPMorgan Chase Bank, N.A. The termination of this interest rate swap discontinued the cash flow hedging relationship for our line of credit and had unrealized gains. As of June 30, 2019, we reclassified $0.1 million , net of tax, of unrealized gains from accumulated other comprehensive losses to other income.

We typically designate all interest rate swaps as cash flow hedges and, accordingly, record the change in fair value for the effective portion of these interest rate swaps in accumulated other comprehensive income rather than current period earnings until the underlying hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. For the three and six months ended June 30, 2019, there was no ineffectiveness.

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of June 30, 2019, total outstanding contract notional amounts were $9.3 million. At June 30, 2019, these outstanding balance sheet hedging derivatives had maturities of 90 days or less.

The fair value of our derivative instruments was included in our condensed consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of
		June 30, 2019	December 31, 2018
Derivative instruments designated as cash flow hedges:
Interest rate swap contract	Prepaids and other current assets	$—	$291
	Other assets	—	72
		$—	$363

Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Prepaids and other current assets	$—	$240
	Accrued liabilities	62	—
		$62	$240

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Derivative instruments designated as cash flow hedges:
(Loss) income recognized in other comprehensive (loss) income before reclassifications	---	$(93)	$54	$(128)	$214
Income reclassified from accumulated other comprehensive (loss) income to earnings for the effective portion	Interest expense	44	54	125	75
Income tax expense	Income tax (benefit) expense	(14)	(12)	(30)	(17)

Derivative instruments not designated as cash flow hedges:
Income (loss) recognized in earnings	Other, net	$218	$(895)	$(287)	$(1,924)
Income tax (expense) benefit	Income tax (benefit) expense	(32)	204	69	448

For additional information related to our derivatives, see Notes 4 and 12.

(6) INVENTORIES

Inventories are stated at the lower of cost and net realizable value, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	June 30, 2019	December 31, 2018
Finished goods	$46,363	$63,257
Parts and components	5,618	5,208
Total inventories	$51,981	$68,465

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				June 30, 2019	December 31, 2018
Automobiles	5			$23	$23
Leasehold improvements	4	to	20	3,831	3,782
Computer software and equipment	2	to	7	23,073	23,776
Machinery and equipment	3	to	5	17,565	16,756
Furniture and fixtures	5	to	20	2,832	2,827
Work in progress(1)	N/A			3,305	1,590
Total cost				50,629	48,754
Accumulated depreciation				(28,289)	(26,538)
Total property, plant and equipment, net				$22,340	$22,216

(1) Work in progress includes information technology assets and production tooling.

Depreciation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation expense	$1,632	$1,244	$3,307	$2,873

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The rollforward of goodwill was as follows (in thousands):

	Direct	Retail	Total
Balance, January 1, 2018	$2,335	$59,695	$62,030
Currency exchange rate adjustment	(185)	5	(180)
Business acquisition	1,602	—	1,602
Balance, December 31, 2018	3,752	59,700	63,452
Currency exchange rate adjustment	55	—	55
Goodwill impairment charge	(3,807)	(59,700)	(63,507)
Balance, June 30, 2019	$—	$—	$—

In accordance ASC 350 — Intangibles — Goodwill and Other, we perform a goodwill and indefinite-lived asset impairment evaluation during the fourth quarter of each year. However, as a result of the decline in our market value relative to the market and our industry, identified as a triggering event, we performed an interim evaluation and a market capitalization reconciliation during the second quarter of 2019, which resulted in a non-cash goodwill and indefinite-lived intangible assets impairment charge of $72.0 million, $63.5 million and $8.5 million respectively.

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				June 30, 2019	December 31, 2018
Indefinite-lived trademarks(1)	N/A			$14,752	$23,252
Definite-lived trademarks	5	to	15	2,850	2,850
Patents	7	to	24	14,243	14,243
Customer relationships	10	to	15	24,700	24,700
				56,545	65,045
Accumulated amortization - definite-lived intangible assets				(11,689)	(9,805)
Other intangible assets, net				$44,856	$55,240

(1) During the second quarter of 2019, we identified impairment indicators with our indefinite-lived trademarks resulting in an $8.5 million non-cash intangible impairment charge.

Amortization expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization expense	$1,074	$785	$1,884	$1,595

Future amortization of definite-lived intangible assets is as follows (in thousands):

Remainder of 2019	$1,610
2020	3,198
2021	3,168
2022	3,168
2023	3,168
Thereafter	15,792
$30,104

(9) LEASES

We have several noncancellable operating leases, primarily for office space, that expire at various dates over the next five years. These leases generally contain renewal options to extend for one lease term of five years. For leases that we are reasonably certain we will exercise the lease renewal options, the options were considered in determining the lease term, and associated potential option payments are included in the lease payments. The payments used in the renewal term were estimated using the percentage rate increase of historical rent payments for each location where the renewal will be exercised.

Payments due under the lease contracts include annual fixed payments for office space. Variable payments including payments for our proportionate share of the building’s property taxes, insurance, and common area maintenance are treated as non-lease components and are recognized in the period for which the costs occur.

The components of lease cost were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease expense	$1,138	$2,257

Leases with an initial term of 12 months or less ("short-term lease") are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. The short-term lease expense for the three and six months ended June 30, 2019 was $0.1 million and $0.2 million, respectively.

Minimum rental lease payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of rent abatement and incentives. Rental expense for operating leases for the three and six months ended June 30, 2019 was $1.0 million and $2.1 million, respectively.

Other information related to leases was as follows (dollars in thousands):

As of
June 30, 2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flow from operating leases	$2,267
Additional operating lease information:
ROU assets obtained in exchange for operating lease obligations	$24,212
Reductions to ROU assets resulting from reductions to operating lease obligations	$1,689
Weighted average remaining operating lease term	4.2 years
Weighted average discount rate on operating leases	4.49%

Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments including transition liabilities upon adoption of ASC 842 on January 1, 2019. We determined the discount rate for leases using an incremental borrowing rate to calculate the ROU assets and lease liabilities.

Maturities of operating lease liabilities under noncancellable leases were as follows (in thousands):

As of
June 30, 2019
2019 - remaining	$2,318
2020	4,691
2021	4,717
2022	4,567
2023	3,813
Thereafter	8,081
Total undiscounted lease payments	28,187
Less imputed interest	(3,670)
Total lease liabilities	$24,517

Under ASC 840, Leases, future minimum lease payments under noncancellable operating leases payments were as follows (in thousands):

As of
December 31, 2018
Year ending:
2019	$5,366
2020	5,279
2021	4,147
2022	2,729
2023	1,698
Thereafter	2,647
Total minimum lease payments	$21,866

(10) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	June 30, 2019	December 31, 2018
Payroll and related liabilities	$4,440	$3,620
Other	4,878	4,750
Total accrued liabilities	$9,318	$8,370

(11) PRODUCT WARRANTIES

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

Changes in our product warranty obligations were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Balance, beginning of period	$5,575	$6,117
Accruals	2,703	1,834
Payments	(2,790)	(2,249)
Balance, end of period	$5,488	$5,702

(12) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in accumulated other comprehensive income (loss), net of tax (in thousands) for the periods presented:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2019	$9	$123	$(998)	$(866)
Current period other comprehensive income (loss) before reclassifications	3	(93)	72	(18)
Amounts reclassified from accumulated other comprehensive (loss) income	(12)	(30)	—	(42)
Net other comprehensive (loss) income during period	(9)	(123)	72	(60)
Balance, June 30, 2019	$—	$—	$(926)	$(926)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2019	$(6)	$223	$(1,126)	$(909)
Current period other comprehensive income (loss) before reclassifications	19	(128)	200	91
Amounts reclassified from accumulated other comprehensive (loss) income	(13)	(95)	—	(108)
Net other comprehensive income (loss) during period	6	(223)	200	(17)
Balance, June 30, 2019	$—	$—	$(926)	$(926)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2018	$(101)	$360	$(528)	$(269)
Current period other comprehensive income (loss) before reclassifications	34	54	(338)	(250)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(42)	—	(42)
Net other comprehensive income (loss) during period	34	12	(338)	(292)
Balance, June 30, 2018	$(67)	$372	$(866)	$(561)

	Unrealized Loss on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2018	$(64)	$216	$(411)	$(259)
Current period other comprehensive (loss) income before reclassifications	(3)	214	(455)	(244)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(58)	—	(58)
Net other comprehensive (loss) income during period	(3)	156	(455)	(302)
Balance, June 30, 2018	$(67)	$372	$(866)	$(561)

(13) STOCK REPURCHASE PROGRAM

On February 21, 2018 our Board of Directors authorized a $15.0 million share repurchase program. Under this program, shares of our common stock may be repurchased from time to time through February 21, 2020. As of June 30, 2019, repurchases under this program totaled $1.0 million.

Repurchases may be made under the program in open market transactions at prevailing prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases will be funded from existing cash balances, and repurchased shares will be retired and returned to unissued authorized shares.

As of June 30, 2019, there was $14.0 million remaining available for repurchases under the share repurchase program.

Cumulative repurchases pursuant to the program are as follows:

Quarter Ended	Number of Shares	Repurchased Amount	Average Price Per Share
December 31, 2018	75,813	$1,008,652	$13.30
March 31, 2019	—	—	—
June 30, 2019	—	—	—
Totals to date	75,813	$1,008,652	$13.30

(14) INCOME (LOSS) PER SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares used to calculate basic income (loss) per share	29,678	30,193	29,626	30,253
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	—	283	—	280
Shares used to calculate diluted income (loss) per share	29,678	30,476	29,626	30,533

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted income per share. In the case of stock options, this is because the average market price did not exceed the exercise price.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	7	—	17	—
Restricted stock units	1	—	29	—

In the case of restricted stock units, this is because unrecognized compensation expense exceeds the current value of the awards (i.e., grant date market value was higher than current average market price). These shares may be dilutive potential common shares in the future (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	94	5	104	11
Restricted stock units	305	—	227	2

(15) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments, Direct and Retail. There were no changes in our operating segments during the six months ended June 30, 2019.

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

Following is summary information by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales:
Direct	$20,834	$34,824	$67,548	$106,025
Retail	37,453	39,185	74,274	82,178
Royalty	717	1,489	1,582	2,108
Consolidated net sales	$59,004	$75,498	$143,404	$190,311
Contribution:
Direct	$(6,334)	$739	$(10,876)	$12,030
Retail	(247)	3,568	(969)	7,489
Royalty	717	1,488	1,582	2,105
Consolidated contribution	$(5,864)	$5,795	$(10,263)	$21,624

Reconciliation of consolidated contribution to (loss) income from continuing operations:
Consolidated contribution	$(5,864)	$5,795	$(10,263)	$21,624
Amounts not directly related to segments:
Operating expenses	(79,550)	(4,593)	(85,318)	(9,725)
Other expense, net	(55)	57	(488)	23
Income tax benefit (expense)	6,725	(252)	8,841	(2,775)
(Loss) income from continuing operations	$(78,744)	$1,007	$(87,228)	$9,147

There was no material change in the allocation of assets by segment during the six months ended June 30, 2019, and, accordingly, assets by segment are not presented.

The following customers accounted for 10% or more of total net sales as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amazon.com	20.9%	12.3%	12.1%	*
Dick's Sporting Goods	*	11.0%	*	10.6%
*Less than 10% of total net sales.

(16) BORROWINGS

Line of Credit
On March 29, 2019, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A. (“Chase Bank”) that provides for a $40.0 million revolving line of credit. The term of the Credit Agreement expires on March 29, 2022 and is secured by substantially all of our assets.

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

The interest rate applicable to each advance under the revolving line of credit is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. As of June 30, 2019, our borrowing rate for line of credit advances was 4.44%.

As of June 30, 2019, we had $20.6 million of outstanding borrowings under the line of credit which we used to pay off a term loan. As of June 30, 2019, we were in compliance with the financial covenants of the Credit Agreement and $14.1 million was available for borrowing under the line of credit. Any outstanding balance is due and payable on March 29, 2022.

(17) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of June 30, 2019, we had zero standby letters of credit.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of June 30, 2019, we had approximately $20.4 million in noncancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no related liabilities were recorded as of June 30, 2019.

Legal Matters
From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates accordingly. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss probable or reasonably possible, and whether the amount of a probable or reasonably possible loss is estimable. Among other factors, we evaluate the advice of internal and external counsel, the outcomes from similar litigation, current status of the lawsuits (including settlement initiatives), legislative developments and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. Further, while we face contingencies that are reasonably possible to occur, we are unable to estimate the possible loss or range of loss at this time. As such, zero liability is recorded as of June 30, 2019.

As of the date of filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). All references to the second quarter and first six months of 2019 and 2018 mean the three and six-month periods ended June 30, 2019 and 2018, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

Our results of operations may vary significantly from period-to-period. Our revenues typically fluctuate due to the seasonality of our industry, customer buying patterns, product innovation, a digital transformation of health and fitness products, the nature and level of competition for health and fitness products, our ability to procure products to meet customer demand, the level of spending on, and effectiveness of, our media and advertising programs and our ability to attract new customers and maintain existing sales relationships. In addition, our revenues are highly susceptible to economic factors, including, among other things, the overall condition of the economy and the availability of consumer credit in both the U.S. and Canada. Our profit margins may vary in response to the aforementioned factors and our ability to manage product costs. Profit margins may also be affected by fluctuations in the costs or availability of materials used to manufacture our products, costs associated with acquisition or license of products and technologies, product warranty costs, the cost of fuel, foreign currency exchange rates, and changes in costs of other distribution or manufacturing-related services. Our operating profits or losses may also be affected by the efficiency and effectiveness of our organization, including executive management transition. Historically, our operating expenses have been influenced by media costs to produce and distribute advertisements of our products on television, the Internet and other media, facility costs, operating costs of our information and communications systems, product supply chain management, customer support and new product development activities and enhancements to existing products. In addition, our operating expenses have been affected from time-to-time by asset impairment charges, restructuring charges and other significant unusual or infrequent expenses.

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

Our results for the second quarter were impacted by lower sales; however, we believe the appropriate improvements are being implemented into our overall business to address this trend. The primary actions taken include extensive, in-depth consumer insights research, which we anticipate will lead to a major repositioning of the Bowflex brand, as well as a new advertising and communication campaign, which we expect will begin airing in the third quarter of 2019 across television, social media, other digital platforms. Additionally, we expect to launch many targeted new products across all our channels in the second half of 2019. In parallel, we plan to continue our digital transformation with updated digital experience platforms on key new products, moving toward our goal of having all our products with subscription-based digital experience offerings.

Net sales for the first six months of 2019 were $143.4 million, reflecting a 24.6% decrease as compared to net sales of $190.3 million for the first six months of 2018. Net sales of our Direct segment decreased by $38.5 million, or 36.3%, in the first six months of 2019, compared to the first six months of 2018, primarily due to lower sales of our Bowflex Max Trainer® product.

Net sales of our Retail segment decreased by $7.9 million, or 9.6%, in the first six months of 2019, compared to the first six months of 2018, reflecting lower order volume from certain customers.

Royalty income for the first six months of 2019 decreased by $0.5 million compared to the same period in the prior year, which included payment of royalties related to a new agreement.

Gross profit for the first six months of 2019 was $53.4 million, or 37.2% of net sales, a decrease of $39.2 million, or 42.3%, as compared to gross profit of $92.5 million, or 48.6% of net sales, for the first six months of 2018. The decrease in gross profit dollars was primarily due to lower Direct sales coupled with lower gross margin percentages in both the Direct and Retail segments. Gross margin percentage points decreased 11.4% due to unfavorable product-mix and under absorption of operations fixed costs due to lower net sales.

Operating expenses for the first six months of 2019 were $148.9 million, an increase of $68.3 million, or 84.7%, as compared to operating expenses of $80.6 million for the first six months of 2018. The increase in operating expenses was primarily related to a goodwill and intangible impairment charge of $72.0 million, partially offset by lower media spending and stock compensation expense.

Operating loss for the first six months of 2019 was $95.6 million, a decrease of $107.5 million, or 903.3%, as compared to operating income of $11.9 million for the first six months of 2018. The decrease in operating income for the first six months of 2019 compared to the first six months of 2018 was driven by a goodwill and intangible impairment charge and lower gross margins associated with our sales during the period.

Loss from continuing operations was $87.2 million for the first six months of 2019, or $2.94 per diluted share, compared to income from continuing operations of $9.1 million, or $0.30 per diluted share, for the first six months of 2018. The effective tax rates for the first six months of 2019 and 2018 were 9.2% and 23.3%, respectively. The 14.1% year-over-year percentage rate differential was due primarily to the goodwill and intangible impairment charge in the second quarter of 2019, for which no tax benefit was recognized consequently reducing the effective tax rate for the period.

Net loss for the first six months of 2019 was $87.4 million, compared to net income of $9.0 million for the first six months of 2018. Net loss per diluted share was $2.95 for the first six months of 2019, compared to net income per diluted share of $0.29 for the first six months of 2018.

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

RESULTS OF OPERATIONS

Results of operations information was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2019	2018	$	%
Net sales	$59,004	$75,498	$(16,494)	(21.8)%
Cost of sales	41,487	41,850	(363)	(0.9)%
Gross profit	17,517	33,648	(16,131)	(47.9)%
Operating expenses:
Selling and marketing	17,631	22,084	(4,453)	(20.2)%
General and administrative	9,443	6,327	3,116	49.2%
Research and development	3,849	4,035	(186)	(4.6)%
Goodwill and intangible impairment charge	72,008	—	72,008	—%
Total operating expenses	102,931	32,446	70,485	217.2%
Operating (loss) income	(85,414)	1,202	(86,616)	(7,206.0)%
Other income (expense):
Interest income	(3)	294	(297)
Interest expense	(223)	(268)	45
Other, net	171	31	140
Total other (expense) income, net	(55)	57	(112)
(Loss) income from continuing operations before income taxes	(85,469)	1,259	(86,728)
Income tax (benefit) expense	(6,725)	252	(6,977)
(Loss) income from continuing operations	(78,744)	1,007	(79,751)
Loss from discontinued operations, net of taxes	(124)	(79)	(45)
Net (loss) income	$(78,868)	$928	$(79,796)

	Six Months Ended June 30,		Change
	2019	2018	$	%
Net sales	$143,404	$190,311	$(46,907)	(24.6)%
Cost of sales	90,045	97,792	(7,747)	(7.9)%
Gross profit	53,359	92,519	(39,160)	(42.3)%
Operating expenses:
Selling and marketing	51,674	58,847	(7,173)	(12.2)%
General and administrative	17,098	13,237	3,861	29.2%
Research and development	8,160	8,536	(376)	(4.4)%
Goodwill and intangible impairment charge	72,008	—	72,008	—%
Total operating expenses	148,940	80,620	68,320	84.7%
Operating (loss) income	(95,581)	11,899	(107,480)	(903.3)%
Other (expense) income:
Interest income	162	566	(404)
Interest expense	(428)	(561)	133
Other, net	(222)	18	(240)
Total other (expense) income, net	(488)	23	(511)
(Loss) income from continuing operations before income taxes	(96,069)	11,922	(107,991)
Income tax (benefit) expense	(8,841)	2,775	(11,616)
(Loss) income from continuing operations	(87,228)	9,147	(96,375)
Loss from discontinued operations, net of taxes	(215)	(160)	(55)
Net (loss) income	$(87,443)	$8,987	$(96,430)

Results of operations information by segment was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2019	2018	$	%
Net sales:
Direct	$20,834	$34,824	$(13,990)	(40.2)%
Retail	37,453	39,185	(1,732)	(4.4)%
Royalty	717	1,489	(772)	(51.8)%
	$59,004	$75,498	$(16,494)	(21.8)%
Cost of sales:
Direct	$11,807	$14,073	$(2,266)	(16.1)%
Retail	29,680	27,776	1,904	6.9%
Royalty	—	1	(1)	—%
	$41,487	$41,850	$(363)	(0.9)%
Gross profit:
Direct	$9,027	$20,751	$(11,724)	(56.5)%
Retail	7,773	11,409	(3,636)	(31.9)%
Royalty	717	1,488	(771)	(51.8)%
	$17,517	$33,648	$(16,131)	(47.9)%
Gross margin:
Direct	43.3%	59.6%	(1,630)	basis points
Retail	20.8%	29.1%	(830)	basis points

	Six Months Ended June 30,		Change
	2019	2018	$	%
Net sales:
Direct	$67,548	$106,025	$(38,477)	(36.3)%
Retail	74,274	82,178	(7,904)	(9.6)%
Royalty	1,582	2,108	(526)	(25.0)%
	$143,404	$190,311	$(46,907)	(24.6)%
Cost of sales:
Direct	$32,125	$40,429	$(8,304)	(20.5)%
Retail	57,920	57,360	560	1.0%
Royalty	—	3	(3)	(100.0)%
	$90,045	$97,792	$(7,747)	(7.9)%
Gross profit:
Direct	$35,423	$65,596	$(30,173)	(46.0)%
Retail	16,354	24,818	(8,464)	(34.1)%
Royalty	1,582	2,105	(523)	(24.8)%
	$53,359	$92,519	$(39,160)	(42.3)%
Gross margin:
Direct	52.4%	61.9%	(950)	basis points
Retail	22.0%	30.2%	(820)	basis points

The following table compares the net sales of our major product lines within each business segment (dollars in thousands):

	Three Months Ended June 30,		Change
	2019	2018	$	%
Direct net sales:
Cardio products(1)	$16,083	$29,464	$(13,381)	(45.4)%
Strength products(2)	4,751	5,360	(609)	(11.4)%
	20,834	34,824	(13,990)	(40.2)%
Retail net sales:
Cardio products(1)	26,045	30,412	(4,367)	(14.4)%
Strength products(2)	11,408	8,773	2,635	30.0%
	37,453	39,185	(1,732)	(4.4)%

Royalty	717	1,489	(772)	(51.8)%
	$59,004	$75,498	$(16,494)	(21.8)%

	Six Months Ended June 30,		Change
	2019	2018	$	%
Direct net sales:
Cardio products(1)	$55,690	$93,673	$(37,983)	(40.5)%
Strength products(2)	11,858	12,352	(494)	(4.0)%
	67,548	106,025	(38,477)	(36.3)%
Retail net sales:
Cardio products(1)	56,741	66,622	(9,881)	(14.8)%
Strength products(2)	17,533	15,556	1,977	12.7%
	74,274	82,178	(7,904)	(9.6)%

Royalty	1,582	2,108	(526)	(25.0)%
	$143,404	$190,311	$(46,907)	(24.6)%

(1) Cardio products include: Max Trainer®, TreadClimber®, HVT™, LateralX®, Zero Runner®, treadmills, exercise bikes and ellipticals.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights and accessories.

Direct

Direct net sales decreased by 40.2% for the three month period ended June 30, 2019 compared to the same period of 2018, reflecting a decline in sales of the Bowflex MaxTrainer® products. Year-over-year sales were also likely lower due to reduced media spending of 45.8% in the three month period ended June 30, 2019 compared to the same period of 2018 as we prepared to launch new marketing content in the third quarter of 2019.

For the six months ended June 30, 2019, Direct net sales decreased 36.3% compared to the same period of 2018, due to a 40.5% decline in cardio product sales, primarily related to Bowflex MaxTrainer® products. We believe improvements are being implemented that we believe will be effective in addressing this trend. The primary actions taken include extensive, in-depth consumer insights research, which we expect will lead to a major repositioning of the Bowflex brand, as well as a new advertising and communication campaign, which we expect will begin airing in the third quarter of 2019 across television, social media, other digital platforms.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the second quarter of 2019 were 53.2%, compared to 55.5% in the same period of 2018. The decrease in approvals reflects lower credit quality applications.

For the three and six month periods ended June 30, 2019, cost of sales of our Direct business decreased by $2.3 million and $8.3 million, respectively, as compared to the same periods of 2018, due to the decrease in net sales.

For the three and six month periods ended June 30, 2019, Direct gross margins decreased by 1,630 and 950 basis points, respectively, as compared to the same periods of 2018, due to unfavorable overhead absorption related to decreased net sales and unfavorable product mix.

Retail

Retail net sales decreased 4.4% and 9.6% for the three and six month periods ended June 30, 2019, respectively, compared to the same periods of 2018. The decrease in the three and six month periods was due primarily to a decline in sales of the Max Trainer line, partially offset by increases in sales of other modalities. We expect sales in the second half of 2019 to include planned new product introductions and in-store merchandising in key customers.

The increases in cost of sales of our Retail business for the three and six month periods ended June 30, 2019 compared to the same periods of 2018 were primarily related to the decreased gross margin rate related to unfavorable product mix.

For the three and six month periods ended June 30, 2019, Retail gross margins decreased by 830 and 820 basis points, respectively, compared to the same periods of 2018, due to unfavorable overhead absorption related to decreased net sales and unfavorable product mix.

Operating Expenses
Operating expenses for the first six months of 2019 were $148.9 million, an increase of $68.3 million, or 84.7%, as compared to operating expenses of $80.6 million for the first six months of 2018. The increase in operating expenses was primarily related to a goodwill impairment charge of $72.0 million, partially offset by lower media spending and stock compensation expense.

Selling and Marketing

Dollars in thousands	Three Months Ended June 30,		Change
	2019	2018	$	%
Selling and marketing	$17,631	$22,084	$(4,453)	(20.2)%
As % of net sales	29.9%	29.3%

Dollars in thousands	Six Months Ended June 30,		Change
	2019	2018	$	%
Selling and marketing	$51,674	$58,847	$(7,173)	(12.2)%
As % of net sales	36.0%	30.9%

The decreases in selling and marketing expense in the three and six month periods ended June 30, 2019 compared to the same periods of 2018 were primarily due to lower media spending of $5.5 million and $7.1 million, respectively. The decrease in the three month period ended June 30, 2019 was partially offset by consumer research and consulting costs. We recently announced selection of the FIG creative agency to enhance our advertising and creative campaign for the Bowflex brand across TV, social media, and digital platforms. As noted above, we expect to launch a major new multi-media advertising and communication campaign behind the Bowflex brand and new products in the third quarter of 2019.

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows:

Dollars in thousands	Three Months Ended June 30,		Change
	2019	2018	$	%
Media advertising	$6,553	$12,082	$(5,529)	(45.8)%

Dollars in thousands	Six Months Ended June 30,		Change
	2019	2018	$	%
Media advertising	$26,255	$33,368	$(7,113)	(21.3)%

The decreases in media advertising for the three and six months ended June 30, 2019 as compared to the same periods of 2018 reflected a scale back in spending resulting from unfavorable media return on investments.

General and Administrative

Dollars in thousands	Three Months Ended June 30,		Change
	2019	2018	$	%
General and administrative	$9,443	$6,327	$3,116	49.2%
As % of net sales	16.0%	8.4%

Dollars in thousands	Six Months Ended June 30,		Change
	2019	2018	$	%
General and administrative	$17,098	$13,237	$3,861	29.2%
As % of net sales	11.9%	7.0%

The increase in general and administrative for the three month period ended June 30, 2019 compared to the same period of 2018 was primarily driven by a $2.0 million litigation settlement expense and $0.3 million in accelerated amortization expense.

The increase in general and administrative for the six months ended June 30, 2019 as compared to the same period of 2018 was primarily related to a $2.0 million litigation settlement expense and a $2.0 million increase in legal expense partially offset by a reduction in stock compensation expense.

Research and Development

Dollars in thousands	Three Months Ended June 30,		Change
	2019	2018	$	%
Research and development	$3,849	$4,035	$(186)	(4.6)%
As % of net sales	6.5%	5.3%

Dollars in thousands	Six Months Ended June 30,		Change
	2019	2018	$	%
Research and development	$8,160	$8,536	$(376)	(4.4)%
As % of net sales	5.7%	4.5%

The decreases in research and development in the three and six month periods ended June 30, 2019 as compared to the same periods of 2018 were due to decreases in third party application development expense.

Goodwill and Intangible Impairment Charge
In accordance ASC 350 — Intangibles — Goodwill and Other, we perform a goodwill and indefinite-lived asset impairment evaluation during the fourth quarter of each year. However, as a result of the decline in our market value relative to the market and our industry, identified as a triggering event, we performed an interim evaluation and a market capitalization reconciliation during the second quarter of 2019, which resulted in a non-cash goodwill and indefinite-lived intangible assets impairment charge of $72.0 million.

ASC 350 requires us to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates, growth rates and terminal value. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. We also use market valuation models and other financial ratios, which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses.

In accordance ASC 360 — Property, Plant, and Equipment and other long-lived assets, we performed a test for recoverability of our assets as the goodwill and indefinite-lived intangible asset impairment created a triggering event. The long-lived assets were recoverable and no impairment was needed.

For additional information related to our goodwill and intangible impairment charge, see Notes 4 and 8.

Operating Loss and Income
Operating loss for the first six months of 2019 was $95.6 million, a decrease of $107.5 million, or 903.3%, as compared to operating income of $11.9 million for the first six months of 2018. The decrease in operating income for the first six months of 2019 compared to the first six months of 2018 was driven by a goodwill and other intangible impairment charge and lower gross margins associated with our sales during the period.

Other, Net
Other, net relates to the effect of exchange rate fluctuations with the U.S. and our foreign subsidiaries.

Income Tax Expense

Dollars in thousands	Three Months Ended June 30,		Change
	2019	2018	$	%
Income tax (benefit) expense	$(6,725)	$252	$(6,977)	*
Effective tax rate	7.9%	20.0%

Dollars in thousands	Six Months Ended June 30,		Change
	2019	2018	$	%
Income tax (benefit) expense	$(8,841)	$2,775	$(11,616)	*
Effective tax rate	9.2%	23.3%
* Not meaningful.

Income tax benefit and effective tax rates from continuing operations for the three and six month periods ended June 30, 2019 were primarily related to our losses generated in the U.S. The reduced tax rates from continuing operations for the three and six month periods ended June 30, 2019 compared to the same periods of 2018 were primarily due to the goodwill impairment in the second quarter of 2019, for which no tax benefit was recognized consequently reducing the effective tax rate for the periods.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, we had $7.9 million of cash and investments compared to $63.5 million as of December 31, 2018. We expect our cash and cash equivalents and amounts available under our line of credit at June 30, 2019, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from June 30, 2019. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Cash used in operating activities was $37.2 million for the six months ended June 30, 2019, compared to cash provided by operating activities of $16.6 million for the six months ended June 30, 2018.

The decrease in cash flows from operating activities for the six months ended June 30, 2019 as compared to the same period of 2018 was primarily due to the decrease in operating performance, along with the changes in our operating assets and liabilities discussed below.

Trade receivables decreased by $16.8 million to $29.0 million as of June 30, 2019, compared to $45.8 million as of December 31, 2018, primarily due to the seasonality of the business. Trade receivables as of June 30, 2019 compared to June 30, 2018 increased by $3.8 million due to the timing of retail sales transactions in the current quarter.

Inventories decreased by $16.5 million to $52.0 million as of June 30, 2019, compared to $68.5 million as of December 31, 2018 due to seasonality and our efforts to reduce the high level of ending inventory from the previous year. Inventories as of June 30, 2019 compared to June 30, 2018 increased by $9.7 million, due to a much higher ending inventory balance as of December 31, 2018 compared to the prior year end.

Prepaid and other current assets decreased by $0.8 million to $7.2 million as of June 30, 2019, compared to $8.0 million as of December 31, 2018, primarily due to lower prepaid marketing expenses. This was partially offset by prepaid insurance and information technology expenses.

Trade payables decreased by $55.7 million to $31.5 million as of June 30, 2019, compared to $87.3 million as of December 31, 2018, due to seasonality of the business and inventory related payments. Trade payables as of June 30, 2019, compared to June 30, 2018, decreased by $15.1 million.

Accrued liabilities increased by $0.9 million to $9.3 million as of June 30, 2019, compared to $8.4 million as of December 31, 2018, primarily due to payroll and related liabilities and other accruals.

Cash provided by investing activities of $17.9 million for the first six months of 2019 was primarily related to $25.3 million of net maturities of marketable securities, partially offset by an equity investment of $3.5 million and $3.9 million of capital expenditures for implementation of new software systems, and production tooling and equipment. We anticipate spending between $8.0 million and $10.0 million in 2019 for digital platform enhancements, systems integration, and production tooling.

During the six months ended June 30, 2019, we invested $3.5 million in non-controlling equity securities without readily determinable fair values. The carrying amount of the investment was recorded at cost and will be adjusted for any impairments and observable price changes under the election of the measurement alternative, with such changes recognized in earnings.
Cash used in financing activities of $11.0 million for the first six months of 2019 was primarily related to loan principal repayments of $11.7 million.

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

The interest rate applicable to each advance under the revolving line of credit is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. As of June 30, 2019, our borrowing rate for line of credit advances was 4.44%.

As of June 30, 2019, we had $20.6 million of outstanding borrowings under the line of credit. As of June 30, 2019, we were in compliance with the financial covenants of the Credit Agreement and $14.1 million was available for borrowing under the line of credit.

During the three months ended March 31, 2019, we paid down our existing term loan of $32.0 million and refinanced the remaining portion with borrowings under our new line of credit.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no liabilities were recorded at June 30, 2019.

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

For the six months ended June 30, 2019 no shares were repurchased. As of June 30, 2019, $14.0 million remained available for future repurchases under the share repurchase program.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Effective January 1, 2019, we adopted ASC 842, Leases (Topic 842). For information on the adoption of Topic 842, see Notes 1 and 9 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

Other than the changes related to adoption of ASC 842, our critical accounting policies and estimates have not changed from those discussed in our 2018 Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

See Notes 1 and 9 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 for a discussion of new accounting pronouncements.

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

Our negotiated credit facilities generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of June 30, 2019, the outstanding balances on our credit facilities totaled $20.6 million.

As of June 30, 2019, we terminated a $20.0 million receive-variable, pay-fixed interest rate swap outstanding with Chase Bank and discontinued the cash flow hedge on our variable-rate term loan.

We enter into foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. Total notional amounts outstanding at June 30, 2019 were $9.3 million.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures
In accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Principal Executive Officer and our Principal Financial and Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, our management, including the Principal Executive Officer and Principal Financial and Accounting Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.    Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description

10.1*	Employment Agreement dated July 8, 2019, by and between Nautilus, Inc. and James Barr IV

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Corporate Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of Chief Executive Officer and Corporate Controller pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

NAUTILUS, INC.
(Registrant)

August 8, 2019	By:	/S/ M. Carl Johnson, III
Date		M. Carl Johnson, III
Principal Executive Officer

NAUTILUS, INC.
(Registrant)

August 8, 2019	By:	/S/ Sarah A. Jones
Date		Sarah A. Jones
Principal Financial and Accounting Officer