Form 10-Q
period 2019-09-30
NAUTILUS, INC.
filed 2019-11-08
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
The number of shares outstanding of the registrant's common stock as of October 31, 2019 was 29,728,321 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$5,756	$38,125
Available-for-sale securities	—	25,392
Trade receivables, net of allowances of $45 and $99	30,860	45,847
Inventories	50,066	68,465
Prepaids and other current assets	6,152	7,980
Income taxes receivable	2,747	5,653
Total current assets	95,581	191,462
Property, plant and equipment, net	22,366	22,216
Operating lease right-of-use assets	21,640	—
Goodwill	—	63,452
Other intangible assets, net	44,054	55,240
Other assets	4,498	574
Total assets	$188,139	$332,944
Liabilities and Shareholders' Equity
Trade payables	$38,497	$87,265
Accrued liabilities	7,460	8,370
Operating lease liabilities, current portion	3,695	—
Warranty obligations, current portion	2,982	3,213
Note payable, current portion, net of unamortized debt issuance costs of $0 and $7	—	15,993
Total current liabilities	52,634	114,841
Operating lease liabilities, non-current	19,926	—
Warranty obligations, non-current	2,391	2,362
Income taxes payable, non-current	3,695	3,427
Deferred income tax liabilities, non-current	4,661	11,888
Other non-current liabilities	74	1,837
Debt payable, non-current, net of unamortized debt issuance costs of $256 and $7	20,296	15,993
Total liabilities	103,677	150,348
Commitments and contingencies (Note 18)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 29,728 and 29,545 shares issued and outstanding	625	215
Retained earnings	84,940	183,290
Accumulated other comprehensive loss	(1,103)	(909)
Total shareholders' equity	84,462	182,596
Total liabilities and shareholders' equity	$188,139	$332,944

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$61,708	$91,057	$205,112	$281,368
Cost of sales	42,641	52,551	132,686	150,343
Gross profit	19,067	38,506	72,426	131,025
Operating expenses:
Selling and marketing	17,472	20,635	69,146	79,482
General and administrative	6,726	7,503	23,824	20,740
Research and development	3,122	4,208	11,282	12,744
Goodwill and intangible impairment charge	—	—	72,008	—
Total operating expenses	27,320	32,346	176,260	112,966
Operating (loss) income	(8,253)	6,160	(103,834)	18,059
Other (expense) income:
Interest income	—	269	162	835
Interest expense	(293)	(244)	(721)	(805)
Other, net	(129)	188	(351)	206
Total other (expense) income, net	(422)	213	(910)	236
(Loss) income from continuing operations before income taxes	(8,675)	6,373	(104,744)	18,295
Income tax expense (benefit)	1,900	1,870	(6,941)	4,645
(Loss) income from continuing operations	(10,575)	4,503	(97,803)	13,650
Discontinued operations:
Loss from discontinued operations before income taxes	(39)	(159)	(104)	(187)
Income tax expense of discontinued operations	75	35	225	167
Loss from discontinued operations	(114)	(194)	(329)	(354)
Net (loss) income	$(10,689)	$4,309	$(98,132)	$13,296

Basic (loss) income per share from continuing operations	$(0.36)	$0.15	$(3.30)	$0.45
Basic loss per share from discontinued operations	—	(0.01)	(0.01)	(0.01)
Basic net (loss) income per share	$(0.36)	$0.14	$(3.31)	$0.44

Diluted (loss) income per share from continuing operations	$(0.36)	$0.15	$(3.30)	$0.45
Diluted loss per share from discontinued operations	—	(0.01)	(0.01)	(0.01)
Diluted net (loss) income per share	$(0.36)	$0.14	$(3.31)	$0.44
Shares used in per share calculations:
Basic	29,728	30,185	29,660	30,230
Diluted	29,728	30,433	29,660	30,500

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(10,689)	$4,309	$(98,132)	$13,296
Other comprehensive (loss) income:
Unrealized gain (loss) on available-for-sale securities, net of income tax expense of $0, $13, $6 and $6	—	40	6	37
(Loss) gain on derivative securities, effective portion, net of income tax expense (benefit) of $0, $(6), $(139) and $26	—	(18)	(223)	138
Foreign currency translation, net of income tax (benefit) expense of $(37), $7, $(101) and $7	(177)	82	23	(373)
Other comprehensive (loss) income	(177)	104	(194)	(198)
Comprehensive (loss) income	$(10,866)	$4,413	$(98,326)	$13,098

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2018	29,545	$215	$183,290	$(909)	$182,596
Net loss	—	—	(8,575)	—	(8,575)
Unrealized gain on marketable securities, net of income tax expense of $5	—	—	—	15	15
Loss on derivative securities, effective portion, net of income tax benefit of $33	—	—	—	(100)	(100)
Foreign currency translation adjustment, net of income tax benefit of $55	—	—	—	128	128
Stock-based compensation expense	—	(147)	(218)	—	(365)
Common stock issued under equity compensation plan, net of shares withheld for tax payments	48	(68)	—	—	(68)
Balances at March 31, 2019	29,593	—	174,497	(866)	173,631
Net loss	—	—	(78,868)	—	(78,868)
Unrealized loss on marketable securities, net of income tax expense of $1	—	—	—	(9)	(9)
Loss on derivative securities, effective portion, net of income tax benefit of $106	—	—	—	(123)	(123)
Foreign currency translation adjustment, net of income tax benefit of $9	—	—	—	72	72
Stock-based compensation expense	—	9	—	—	9
Common stock issued under equity compensation plan, net of shares withheld for tax payments	87	36	—	—	36
Common stock issued under employee stock purchase plan	48	168	—	—	168
Balances at June 30, 2019	29,728	213	95,629	(926)	94,916
Net loss	—	—	(10,689)	—	(10,689)
Foreign currency translation adjustment, net of income tax benefit of $37	—	—	—	(177)	(177)
Stock-based compensation expense	—	412	—	—	412
Balances at September 30, 2019	29,728	$625	$84,940	$(1,103)	$84,462

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2017	30,305	$—	$179,448	$(259)	$179,189
Net income	—	—	8,059	—	8,059
Unrealized loss on marketable securities, net of income tax benefit of $18	—	—	—	(37)	(37)
Gain on derivative securities, effective portion, net of income tax expense of $28	—	—	—	144	144
Foreign currency translation adjustment, net of income tax benefit of $3	—	—	—	(117)	(117)
Stock-based compensation expense	—	479	—	—	479
Common stock issued under equity compensation plan, net of shares withheld for tax payments	67	(99)	—	—	(99)
Repurchased shares	(211)	(150)	(2,568)	—	(2,718)
Balances at March 31, 2018	30,161	230	184,939	(269)	184,900
Net income	—	—	928	—	928
Unrealized gain on marketable securities, net of income tax expense of $11	—	—	—	34	34
Gain on derivative securities, effective portion, net of income tax expense of $4	—	—	—	12	12
Foreign currency translation adjustment, net of income tax expense of $3	—	—	—	(338)	(338)
Stock-based compensation expense	—	268	—	—	268
Common stock issued under equity compensation plan, net of shares withheld for tax payments	87	(198)	—	—	(198)
Common stock issued under employee stock purchase plan	20	232	—	—	232
Repurchased shares	(31)	(70)	(178)	—	(248)
Balances at June 30, 2018	30,237	462	185,689	(561)	185,590
Net income	—	—	4,309	—	4,309
Unrealized gain on marketable securities, net of income tax expense of $13	—	—	—	40	40
Loss on derivative securities, effective portion, net of income tax benefit of $6	—	—	—	(18)	(18)
Foreign currency translation adjustment, net of income tax expense of $7	—	—	—	82	82
Stock-based compensation expense	—	647		—	647
Common stock issued under equity compensation plan, net of shares withheld for tax payments	28	78	—	—	78
Repurchased shares	(134)	(971)	(891)	—	(1,862)
Balances at September 30, 2018	30,131	$216	$189,107	$(457)	$188,866

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
(Loss) income from continuing operations	$(97,803)	$13,650
Loss from discontinued operations	(329)	(354)
Net (loss) income	(98,132)	13,296
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	8,045	6,646
Provision (benefit) for allowance for doubtful accounts	52	(42)
Inventory lower-of-cost-or-market/NRV adjustments	692	255
Stock-based compensation expense	56	1,394
Loss on asset dispositions	1,127	32
Goodwill and intangible impairment charge	72,008	—
Deferred income taxes, net of valuation allowance of $5,083 and $1,045	(7,456)	1,476
Other	(115)	40
Changes in operating assets and liabilities:
Trade receivables	15,079	(3,352)
Inventories	18,284	(2,503)
Prepaids and other assets	4,168	1,075
Income taxes receivable	2,906	(4,712)
Trade payables	(48,973)	(525)
Accrued liabilities and other liabilities, including warranty obligations	(3,325)	(3,254)
Net cash (used in) provided by operating activities	(35,584)	9,826
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(29,522)
Proceeds from sales and maturities of available-for-sale securities	25,271	46,475
Purchases of property, plant and equipment	(6,630)	(6,557)
Proceeds from sale of property, plant and equipment	—	4
Purchases of other investments in non-controlled affiliates	(3,500)	—
Net cash provided by investing activities	15,141	10,400
Cash flows from financing activities:
Proceeds from long-term debt	20,218	—
Payments on long-term debt	(31,667)	(12,000)
Payments for stock repurchases	—	(4,989)
Proceeds from employee stock purchases	168	232
Proceeds from exercise of stock options	75	338
Tax payments related to stock award issuances	(107)	(396)
Net cash used in financing activities	(11,313)	(16,815)
Effect of exchange rate changes on cash and cash equivalents	(613)	(551)
(Decrease) increase in cash and cash equivalents	(32,369)	2,860
Cash and cash equivalents:
Beginning of period	38,125	27,893
End of period	$5,756	$30,753
Supplemental disclosure of cash flow information:
Cash paid for interest	$963	$799
Cash (received) paid for income taxes, net	(2,203)	8,622
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$415	$1,352

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2019 and December 31, 2018, and our results of operations, comprehensive (loss) income and shareholders' equity for the three and nine months ended September 30, 2019 and 2018 and our cash flows for the nine months ended September 30, 2019 and 2018. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally, and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

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

We reviewed our existing vendor contracts for potential embedded leases, as well as renewal options and whether exercises of renewal options were reasonably certain. Based on our analyses of our existing operating and financing leases, we recognized additional operating lease liabilities of approximately $25 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum lease payments under current leasing standards for existing operating leases, net of reductions for the impacts of deferred rents and lease incentives. The additional disclosures required by the ASU are included in Note 9, Leases.

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

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product sales	$59,323	$88,068	$195,781	$269,288
Extended warranties and services	993	1,611	4,630	6,830
Other(1)	1,392	1,378	4,701	5,250
Net sales	$61,708	$91,057	$205,112	$281,368
(1) Other revenue is primarily freight and delivery, royalty income and subscription revenue.

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$50,447	$81,423	$169,532	$250,502
Canada	5,649	4,306	17,135	13,372
All other	5,612	5,328	18,445	17,494
Net sales	$61,708	$91,057	$205,112	$281,368

As of September 30, 2019, estimated revenue expected to be recognized in the future totaled $5.9 million, primarily related to customer order backlog, which includes firm orders for future shipment to our Retail customers, as well as unfulfilled consumer orders within the Direct channel. Retail orders of $5.3 million and Direct orders of $0.6 million comprised our backlog as of September 30, 2019. The estimated future revenues are net of contractual rebates and consideration payable for applicable Retail customers, and net of current promotional programs and sales discounts for our Direct customers.

The following table provides information about our liabilities from contracts with customers, primarily customer deposits and deferred revenue, all of which are short-term in nature. The revenue recognized from contract liabilities and the remaining balances are presented in accrued liabilities and are shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$562	$748	$816	$1,084
Cash additions	611	354	1,123	1,347
Revenue recognition	(279)	(227)	(1,045)	(1,556)
Balance, end of period	$894	$875	$894	$875

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

(3) INVESTMENTS

During the nine months ended September 30, 2019, we made strategic equity securities investments to increase our digital capabilities. Effective January 1, 2018, we adopted ASU Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires us to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. We use quoted market prices to determine the fair values of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis.

The accounting guidance related to the classification and measurement of certain equity investments requires us to account for these investments at fair value or to elect to account for these investments under the "practicability exception," which permits measurement of these investments at cost, minus impairments, plus or minus observable changes in price for each reporting period. As of September 30, 2019, we had elected the practicability exception for equity investments without readily determinable fair values of $3.5 million and have not recognized any impairments or any upward adjustments on either an annual or cumulative basis due to observable price changes.

As of September 30, 2019, the carrying values of our equity securities were included in the following line item in our consolidated balance sheets (in thousands):

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

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivatives
Foreign currency forward contracts	$—	$218	$—	$218
Total liabilities measured at fair value	$—	$218	$—	$218

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$7,646	$—	$—	$7,646
Total cash equivalents	7,646	—	—	7,646
Available-for-Sale Securities
Certificates of deposit(1)	—	10,379	—	10,379
Corporate bonds	—	7,522	—	7,522
U.S. government bonds	—	7,491	—	7,491
Total available-for-sale securities	—	25,392	—	25,392
Derivatives
Interest rate swap contract	—	363	—	363
Foreign currency forward contracts	—	240	—	240
Total derivatives	—	603	—	603
Total assets measured at fair value	$7,646	$25,995	$—	$33,641
(1) All certificates of deposit are within current FDIC insurance limits.

We did not have any assets measured at fair value on a recurring basis as of September 30, 2019 and liabilities measured at fair value on a recurring basis as of December 31, 2018.

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the nine months ended September 30, 2019, nor for the year ended December 31, 2018.

We did not have any changes to our valuation techniques during the nine months ended September 30, 2019, nor for the year ended December 31, 2018.

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

The indefinite-lived intangible assets evaluation was performed using the relief from royalty method during the second quarter of 2019. This analysis was based on the estimated future cash flows generated for each separate brand/trademark. We compared the carrying amount to the estimated fair values. Based on our evaluation, the Octane trademark with a carrying value of $14.2 million was written down to its fair value of $5.7 million, resulting in an $8.5 million non-cash intangible asset impairment.

During the year ended December 31, 2018, there were no assets or liabilities that were recorded at fair value on a nonrecurring basis.

The carrying values of cash and cash equivalents, trade receivables, prepaids and other current assets, trade payables and accrued liabilities approximate fair value due to their short maturities. The carrying value of our debt approximates its fair value and falls under Level 2 of the fair value hierarchy, as the interest rate is variable and based on current market rates.

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

As of June 30, 2019, we terminated a $20.0 million interest rate swap with JPMorgan Chase Bank, N.A. The termination of this interest rate swap discontinued the cash flow hedging relationship for our line of credit and had unrealized gains. As of June 30, 2019, we reclassified $0.1 million, net of tax, of unrealized gains from accumulated other comprehensive losses to other income.

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of September 30, 2019, total outstanding contract notional amounts were $17.6 million. At September 30, 2019, these outstanding balance sheet hedging derivatives had maturities of 108 days or less.

The fair value of our derivative instruments was included in our condensed consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of
		September 30, 2019	December 31, 2018
Derivative instruments designated as cash flow hedges:
Interest rate swap contract	Prepaids and other current assets	$—	$291
	Other assets	—	72
		$—	$363

Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Prepaids and other current assets	$—	$240
	Accrued liabilities	218	—
		$218	$240

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Derivative instruments designated as cash flow hedges:
Income (loss) recognized in other comprehensive (loss) income before reclassifications	---	$—	$28	$(128)	$242
Income reclassified from accumulated other comprehensive (loss) income to earnings for the effective portion	Interest expense	—	65	125	140
Income tax benefit	Income tax expense (benefit)	—	(19)	(30)	(36)

Derivative instruments not designated as cash flow hedges:
Loss recognized in earnings	Other, net	$(388)	$(601)	$(101)	$(2,525)
Income tax expense	Income tax expense (benefit)	91	176	22	624

For additional information related to our derivatives, see Notes 4 and 12.

(6) INVENTORIES

Inventories are stated at the lower of cost and net realizable value, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	September 30, 2019	December 31, 2018
Finished goods	$44,542	$63,257
Parts and components	5,524	5,208
Total inventories	$50,066	$68,465

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				September 30, 2019	December 31, 2018
Automobiles	5			$23	$23
Leasehold improvements	4	to	20	3,829	3,782
Computer software and equipment	2	to	7	24,903	23,776
Machinery and equipment	3	to	5	18,049	16,756
Furniture and fixtures	5	to	20	2,839	2,827
Work in progress(1)	N/A			3,019	1,590
Total cost				52,662	48,754
Accumulated depreciation				(30,296)	(26,538)
Total property, plant and equipment, net				$22,366	$22,216

(1) Work in progress includes information technology assets and production tooling.

Depreciation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation expense	$2,046	$1,393	$5,353	$4,266

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The rollforward of goodwill was as follows (in thousands):

	Direct	Retail	Total
Balance, January 1, 2018	$2,335	$59,695	$62,030
Currency exchange rate adjustment	(185)	5	(180)
Business acquisition	1,602	—	1,602
Balance, December 31, 2018	3,752	59,700	63,452
Currency exchange rate adjustment	55	—	55
Goodwill impairment charge	(3,807)	(59,700)	(63,507)
Balance, September 30, 2019	$—	$—	$—

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

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				September 30, 2019	December 31, 2018
Indefinite-lived trademarks(1)	N/A			$14,753	$23,252
Definite-lived trademarks	5	to	15	2,850	2,850
Patents	7	to	24	14,243	14,243
Customer relationships	10	to	15	24,700	24,700
				56,546	65,045
Accumulated amortization - definite-lived intangible assets				(12,492)	(9,805)
Other intangible assets, net				$44,054	$55,240

(1) During the second quarter of 2019, we identified impairment indicators with our indefinite-lived trademarks resulting in an $8.5 million non-cash intangible impairment charge.

Amortization expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization expense	$808	$785	$2,692	$2,380

Future amortization of definite-lived intangible assets is as follows (in thousands):

Remainder of 2019	$803
2020	3,198
2021	3,168
2022	3,168
2023	3,168
Thereafter	15,796
$29,301

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

The components of lease cost were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease expense	$1,138	$3,393

Leases with an initial term of 12 months or less ("short-term lease") are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. The short-term lease expense for the three and nine months ended September 30, 2019 was $30 thousand and $242 thousand, respectively.

Other information related to leases was as follows (dollars in thousands):

As of
September 30, 2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flow from operating leases	$3,415
Additional operating lease information:
ROU assets obtained in exchange for operating lease obligations	$24,212
Reductions to ROU assets resulting from reductions to operating lease obligations	$2,572
Weighted average remaining operating lease term	4.0 years
Weighted average discount rate on operating leases	4.49%

Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments including transition liabilities upon adoption of ASC 842 on January 1, 2019. We determined the discount rate for leases using an incremental borrowing rate to calculate the ROU assets and lease liabilities.

Maturities of operating lease liabilities under noncancellable leases were as follows (in thousands):

As of
September 30, 2019
2019 - remaining	$1,164
2020	4,682
2021	4,712
2022	4,566
2023	3,812
Thereafter	8,082
Total undiscounted lease payments	27,018
Less imputed interest	(3,397)
Total lease liabilities	$23,621

Under ASC 840, Leases, future minimum lease payments under noncancellable operating leases payments were as follows (in thousands):

As of
December 31, 2018
Year ending:
2019	$5,366
2020	5,279
2021	4,147
2022	2,729
2023	1,698
Thereafter	2,647
Total minimum lease payments	$21,866

Minimum rental lease payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of rent abatement and incentives. Rental expense for operating leases for the three and nine months ended September 30, 2018 was $1.0 million and $3.2 million, respectively.

(10) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	September 30, 2019	December 31, 2018
Payroll and related liabilities	$3,031	$3,620
Other	4,429	4,750
Total accrued liabilities	$7,460	$8,370

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

Changes in our product warranty obligations were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Balance, beginning of period	$5,575	$6,117
Accruals	3,721	2,772
Payments	(3,923)	(3,183)
Balance, end of period	$5,373	$5,706

(12) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables set forth the changes in accumulated other comprehensive (loss) income, net of tax (in thousands) for the periods presented:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, June 30, 2019	$—	$—	$(926)	$(926)
Current period other comprehensive loss before reclassifications			(177)	(177)
Net other comprehensive loss income during period	—	—	(177)	(177)
Balance, September 30, 2019	$—	$—	$(1,103)	$(1,103)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, January 1, 2019	$(6)	$223	$(1,126)	$(909)
Current period other comprehensive income (loss) before reclassifications	19	(128)	23	(86)
Amounts reclassified from accumulated other comprehensive loss	(13)	(95)	—	(108)
Net other comprehensive income (loss) during period	6	(223)	23	(194)
Balance, September 30, 2019	$—	$—	$(1,103)	$(1,103)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance, June 30, 2018	$(67)	$372	$(866)	$(561)
Current period other comprehensive income before reclassifications	40	28	82	150
Amounts reclassified from accumulated other comprehensive loss	—	(46)	—	(46)
Net other comprehensive income (loss) during period	40	(18)	82	104
Balance, September 30, 2018	$(27)	$354	$(784)	$(457)

	Unrealized Loss on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, January 1, 2018	$(64)	$216	$(411)	$(259)
Current period other comprehensive income (loss) before reclassifications	37	242	(373)	(94)
Amounts reclassified from accumulated other comprehensive loss	—	(104)	—	(104)
Net other comprehensive income (loss) during period	37	138	(373)	(198)
Balance, September 30, 2018	$(27)	$354	$(784)	$(457)

(13) STOCK REPURCHASE PROGRAM

On February 21, 2018 our Board of Directors authorized a $15.0 million share repurchase program. Under this program, shares of our common stock may be repurchased from time to time through February 21, 2020. As of September 30, 2019, repurchases under this program totaled $1.0 million.

Repurchases may be made under the program in open market transactions at prevailing prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases will be funded from existing cash balances, and repurchased shares will be retired and returned to unissued authorized shares.

As of September 30, 2019, there was $14.0 million remaining available for repurchases under the share repurchase program.

Cumulative repurchases pursuant to the program are as follows:

Quarter Ended	Number of Shares	Repurchased Amount	Average Price Per Share
December 31, 2018	75,813	$1,008,652	$13.30
March 31, 2019	—	—	—
June 30, 2019	—	—	—
September 30, 2019	—	—	—
Totals to date	75,813	$1,008,652	$13.30

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares used to calculate basic income (loss) per share	29,728	30,185	29,660	30,230
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	—	248	—	270
Shares used to calculate diluted income (loss) per share	29,728	30,433	29,660	30,500

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted income per share. In the case of stock options, this is because the average market price did not exceed the exercise price.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	—	—	76	—
Restricted stock units	7	—	7	—

In the case of restricted stock units, this is because unrecognized compensation expense exceeds the current value of the awards (i.e., grant date market value was higher than current average market price). These shares may be dilutive potential common shares in the future (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	534	9	85	10
Restricted stock units	765	1	227	—

(15) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments, Direct and Retail. There were no changes in our operating segments during the nine months ended September 30, 2019.

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

Following is summary information by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales:
Direct	$16,197	$28,955	$83,745	$134,980
Retail	44,823	61,490	119,097	143,668
Royalty	688	612	2,270	2,720
Consolidated net sales	$61,708	$91,057	$205,112	$281,368
Contribution:
Direct	$(8,693)	$(1,363)	$(19,569)	$10,667
Retail	4,772	12,707	3,803	20,196
Royalty	688	612	2,270	2,717
Consolidated contribution	$(3,233)	$11,956	$(13,496)	$33,580

Reconciliation of consolidated contribution to (loss) income from continuing operations:
Consolidated contribution	$(3,233)	$11,956	$(13,496)	$33,580
Amounts not directly related to segments:
Operating expenses	(5,020)	(5,796)	(90,338)	(15,521)
Other (expense) income, net	(422)	213	(910)	236
Income tax (expense) benefit	(1,900)	(1,870)	6,941	(4,645)
(Loss) income from continuing operations	$(10,575)	$4,503	$(97,803)	$13,650

There was no material change in the allocation of assets by segment during the nine months ended September 30, 2019, and, accordingly, assets by segment are not presented.

The following customers accounted for 10% or more of total net sales as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amazon.com	18.7%	18.8%	14.1%	11.8%
Dick's Sporting Goods	19.3%	19.6%	10.2%	13.5%

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

Based on management's forecast, we have concluded that it is probable that we will not comply with the minimum fixed charge coverage ratio covenant of the Credit Agreement at the December 31, 2019 measurement date. In the event we are unable to obtain a waiver or otherwise remedy this expected covenant violation, we will classify the line of credit as a current liability in our December 31, 2019 financial statements if the covenant violation occurs. Under the terms of the Credit Agreement, the fixed charge cover ratio, as of the last day of any fiscal quarter, may not be less than 1.10 to 1.00 when measured on any trailing four quarter basis beginning on December 31, 2019. While we anticipate receiving waivers or modifications of the existing debt covenants, we are also pursuing alternative sources of funding.
The interest rate applicable to each advance under the revolving line of credit is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. As of September 30, 2019, our borrowing rate for line of credit advances was 4.10%.

As of September 30, 2019, we had $20.6 million of outstanding borrowings under the line of credit resulting primarily from our term loan payoff. As of September 30, 2019, we were in compliance with the financial covenants of the Credit Agreement and $12.7 million was available for borrowing under the line of credit. Any outstanding balance is due and payable on March 29, 2022.

(17) INCOME TAXES

We account for income taxes based on the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require us to interpret existing tax law and other published guidance as applied to our circumstances. As part of this assessment, we consider both positive and negative evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which the strength of the evidence can be objectivity verified.

Each quarter, we re-evaluate the potential realization of our deferred tax assets and if any adjustments to valuation allowance is appropriate. During our re-assessment in the third quarter of 2019, the company determined that it was no longer more likely than not that the tax benefits from the existing U.S domestic deferred tax assets would be realized due to the substantial amount of the accounting losses realized in the recent quarters combined with the downward financial trend of the current period and forecasted losses. As part of our assessment in the third quarter, we heavily weighted the negative evidence of our anticipated cumulative losses in the near-term. Consequently, we recorded, in the third quarter of 2019, $3.9 million of valuation allowance to reduce certain net deferred tax assets to their anticipated realizable value.

Should it be determined in the future that it is more likely than not that any part of deferred income tax assets will be realized, an appropriate amount of valuation allowance would be released during the period in which such an assessment is made.

(18) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of September 30, 2019, we had $0.9 million standby letters of credit.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of September 30, 2019, we had approximately $47.0 million in noncancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no related liabilities were recorded as of September 30, 2019.

Legal Matters
From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates accordingly. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss probable or reasonably possible, and whether the amount of a probable or reasonably possible loss is estimable. Among other factors, we evaluate the advice of internal and external counsel, the outcomes from similar litigation, current status of the lawsuits (including settlement initiatives), legislative developments and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. Further, while we face contingencies that are reasonably possible to occur, we are unable to estimate the possible loss or range of loss at this time. As such, zero liability is recorded as of September 30, 2019.

As of the date of filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). All references to the third quarter and first nine months of 2019 and 2018 mean the three and nine-month periods ended September 30, 2019 and 2018, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

Our results for the third quarter were primarily impacted by lower sales, however, we believe the appropriate improvements are being implemented into our overall business to address this trend. The primary actions taken include extensive, in-depth consumer insights research, which has identified an effective new positioning for the Bowflex brand, which is now underway through a new advertising campaign and updates to our website, television, social media, and other digital platforms. Additionally, we expect to launch many targeted new products across all our channels over the next few quarters. In parallel, we plan to continue our digital transformation with the inclusion of updated digital experience platforms on key new products, moving toward our goal of having all our products equipped with subscription-based digital experience offerings.

Net sales for the first nine months of 2019 were $205.1 million, reflecting a 27.1% decrease as compared to net sales of $281.4 million for the first nine months of 2018. Net sales of our Direct segment decreased by $51.2 million, or 38.0%, in the first nine months of 2019, compared to the first nine months of 2018, primarily driven by a reduction in advertising spending and lower sales of our Bowflex Max Trainer® product.

Net sales of our Retail segment decreased by $24.6 million, or 17.1%, in the first nine months of 2019, compared to the first nine months of 2018, primarily reflecting partial shipment delays due to recently imposed tariffs.

Royalty income for the first nine months of 2019 decreased by $0.5 million compared to the same period in the prior year, which included payment of royalties related to a new agreement.

Gross profit for the first nine months of 2019 was $72.4 million, or 35.3% of net sales, a decrease of $58.6 million, or 44.7%, as compared to gross profit of $131.0 million, or 46.6% of net sales, for the first nine months of 2018. The decrease in gross profit dollars was primarily due to lower sales coupled with lower gross margin percentages in both the Direct and Retail segments. Gross margin percentage points decreased by 11.3% in the first nine months of 2019 compared to the same period of the prior year primarily due to unfavorable product-mix and under absorption of operations fixed costs due to lower net sales.

Operating expenses for the first nine months of 2019 were $176.3 million, an increase of $63.3 million, or 56.0%, as compared to operating expenses of $113.0 million for the first nine months of 2018. The increase in operating expenses was primarily related to a goodwill and intangible impairment charge of $72.0 million partially offset by lower media spending and stock compensation expense.

Operating loss for the first nine months of 2019 was $103.8 million, a decrease of $121.9 million, or 675.0%, as compared to operating income of $18.1 million for the first nine months of 2018. The decrease in operating income for the first nine months of 2019 compared to the first nine months of 2018 was primarily driven by a goodwill and intangible impairment charge and lower gross margins associated with our sales during the period.

Loss from continuing operations was $97.8 million for the first nine months of 2019, or $3.30 per diluted share, compared to income from continuing operations of $13.7 million, or $0.45 per diluted share, for the first nine months of 2018. The effective tax rates for the first nine months of 2019 and 2018 were 6.6% and 25.4%, respectively. The 18.8% year-over-year percentage rate differential was due primarily to the goodwill impairment charge in the second quarter of 2019, for which no tax benefit was recognized, as well as the valuation allowance recorded in the third quarter of 2019, which together reduced the effective tax rate for the period.

Net loss for the first nine months of 2019 was $98.1 million, compared to net income of $13.3 million for the first nine months of 2018. Net loss per diluted share was $3.31 for the first nine months of 2019, compared to net income per diluted share of $0.44 for the first nine months of 2018.

Factors Affecting Our Performance

Our results of operations may vary significantly from period-to-period. Our revenues typically fluctuate due to the seasonality of our industry, customer buying patterns, product innovation, a digital transformation of health and fitness products, the nature and level of competition for health and fitness products, our ability to procure products to meet customer demand, the level of spending on, and effectiveness of, our media and advertising programs and our ability to attract new customers and maintain existing sales relationships. For example, sales are typically strongest in the fourth quarter due to holiday shopping and in the first quarter due to new year fitness goals. In addition, our revenues are highly susceptible to economic factors, including, among other things, the overall condition of the economy and the availability of consumer credit in both the U.S. and Canada. Our profit margins may vary in response to the aforementioned factors and our ability to manage product costs. Profit margins may also be affected by fluctuations in the costs or availability of materials used to manufacture our products, costs associated with acquisition or license of products and technologies, product warranty costs, the cost of fuel, foreign currency exchange rates, and changes in costs of other distribution or manufacturing-related services. Our operating profits or losses may also be affected by the efficiency and effectiveness of our organization, including executive management transition. Historically, our operating expenses have been influenced by media costs to produce and distribute advertisements of our products on television, the Internet and other media, facility costs, operating costs of our information and communications systems, product supply chain management, customer support and new product development activities and enhancements to existing products. In addition, our operating expenses have been affected from time-to-time by asset impairment charges, restructuring charges and other significant unusual or infrequent expenses.

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

RESULTS OF OPERATIONS

Results of operations information was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Net sales	$61,708	$91,057	$(29,349)	(32.2)%
Cost of sales	42,641	52,551	(9,910)	(18.9)%
Gross profit	19,067	38,506	(19,439)	(50.5)%
Operating expenses:
Selling and marketing	17,472	20,635	(3,163)	(15.3)%
General and administrative	6,726	7,503	(777)	(10.4)%
Research and development	3,122	4,208	(1,086)	(25.8)%
Total operating expenses	27,320	32,346	(5,026)	(15.5)%
Operating (loss) income	(8,253)	6,160	(14,413)	(234.0)%
Other (expense) income:
Interest income	—	269	(269)
Interest expense	(293)	(244)	(49)
Other, net	(129)	188	(317)
Total other (expense) income, net	(422)	213	(635)
(Loss) income from continuing operations before income taxes	(8,675)	6,373	(15,048)
Income tax expense	1,900	1,870	30
(Loss) income from continuing operations	(10,575)	4,503	(15,078)
Loss from discontinued operations, net of taxes	(114)	(194)	80
Net (loss) income	$(10,689)	$4,309	$(14,998)

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Net sales	$205,112	$281,368	$(76,256)	(27.1)%
Cost of sales	132,686	150,343	(17,657)	(11.7)%
Gross profit	72,426	131,025	(58,599)	(44.7)%
Operating expenses:
Selling and marketing	69,146	79,482	(10,336)	(13.0)%
General and administrative	23,824	20,740	3,084	14.9%
Research and development	11,282	12,744	(1,462)	(11.5)%
Goodwill and intangible impairment charge	72,008	—	72,008	—%
Total operating expenses	176,260	112,966	63,294	56.0%
Operating (loss) income	(103,834)	18,059	(121,893)	(675.0)%
Other (expense) income:
Interest income	162	835	(673)
Interest expense	(721)	(805)	84
Other, net	(351)	206	(557)
Total other (expense) income, net	(910)	236	(1,146)
(Loss) income from continuing operations before income taxes	(104,744)	18,295	(123,039)
Income tax (benefit) expense	(6,941)	4,645	(11,586)
(Loss) income from continuing operations	(97,803)	13,650	(111,453)
Loss from discontinued operations, net of taxes	(329)	(354)	25
Net (loss) income	$(98,132)	$13,296	$(111,428)

Results of operations information by segment was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Net sales:
Direct	$16,197	$28,955	$(12,758)	(44.1)%
Retail	44,823	61,490	(16,667)	(27.1)%
Royalty	688	612	76	12.4%
	$61,708	$91,057	$(29,349)	(32.2)%
Cost of sales:
Direct	$9,987	$12,376	$(2,389)	(19.3)%
Retail	32,654	40,175	(7,521)	(18.7)%
	$42,641	$52,551	$(9,910)	(18.9)%
Gross profit:
Direct	$6,210	$16,579	$(10,369)	(62.5)%
Retail	12,169	21,315	(9,146)	(42.9)%
Royalty	688	612	76	12.4%
	$19,067	$38,506	$(19,439)	(50.5)%
Gross margin:
Direct	38.3%	57.3%	(1,900)	basis points
Retail	27.1%	34.7%	(760)	basis points

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Net sales:
Direct	$83,745	$134,980	$(51,235)	(38.0)%
Retail	119,097	143,668	(24,571)	(17.1)%
Royalty	2,270	2,720	(450)	(16.5)%
	$205,112	$281,368	$(76,256)	(27.1)%
Cost of sales:
Direct	$42,112	$52,805	$(10,693)	(20.2)%
Retail	90,574	97,535	(6,961)	(7.1)%
Royalty	—	3	(3)	(100.0)%
	$132,686	$150,343	$(17,657)	(11.7)%
Gross profit:
Direct	$41,633	$82,175	$(40,542)	(49.3)%
Retail	28,523	46,133	(17,610)	(38.2)%
Royalty	2,270	2,717	(447)	(16.5)%
	$72,426	$131,025	$(58,599)	(44.7)%
Gross margin:
Direct	49.7%	60.9%	(1,120)	basis points
Retail	23.9%	32.1%	(820)	basis points

The following table compares the net sales of our major product lines within each business segment (dollars in thousands):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Direct net sales:
Cardio products(1)	$12,431	$24,353	$(11,922)	(49.0)%
Strength products(2)	3,766	4,602	(836)	(18.2)%
	16,197	28,955	(12,758)	(44.1)%
Retail net sales:
Cardio products(1)	35,509	48,294	(12,785)	(26.5)%
Strength products(2)	9,314	13,196	(3,882)	(29.4)%
	44,823	61,490	(16,667)	(27.1)%

Royalty	688	612	76	12.4%
	$61,708	$91,057	$(29,349)	(32.2)%

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Direct net sales:
Cardio products(1)	$68,121	$118,026	$(49,905)	(42.3)%
Strength products(2)	15,624	16,954	(1,330)	(7.8)%
	83,745	134,980	(51,235)	(38.0)%
Retail net sales:
Cardio products(1)	92,250	114,916	(22,666)	(19.7)%
Strength products(2)	26,847	28,752	(1,905)	(6.6)%
	119,097	143,668	(24,571)	(17.1)%

Royalty	2,270	2,720	(450)	(16.5)%
	$205,112	$281,368	$(76,256)	(27.1)%

(1) Cardio products include: Max Trainer®, TreadClimber®, HVT™, LateralX®, Zero Runner®, treadmills, exercise bikes and ellipticals.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights and accessories.

Direct

Direct net sales decreased by 44.1% for the three month period ended September 30, 2019 compared to the same period of 2018, primarily reflecting a decline in sales of the Bowflex Max Trainer® products. Year-over-year sales were also lower due to reduced media spending of 37.0% in the three month period ended September 30, 2019 compared to the same period of 2018.

For the nine months ended September 30, 2019, Direct net sales decreased by 38.0% compared to the same period of 2018, primarily due to a 42.3% decline in cardio product sales, which was largely related to Bowflex Max Trainer® products and a reduction in advertising spending. Improvements are being implemented that we believe should be effective in addressing this trend. The primary actions taken include extensive, in-depth consumer insights research, which has identified an effective new positioning for the Bowflex brand, which is now underway through a new advertising campaign and updates to our website, television, social media and other digital platforms.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the third quarter of 2019 were 51.0%, compared to 54.5% in the same period of 2018. The decrease in approvals reflects lower credit quality applications.

For the three and nine month periods ended September 30, 2019, cost of sales of our Direct business decreased by $2.4 million and $10.7 million, respectively, as compared to the same periods of 2018, due to the decreases in net sales.

For the three and nine month periods ended September 30, 2019, Direct gross margins decreased by 1,900 and 1,120 basis points, respectively, as compared to the same periods of 2018, primarily due to unfavorable overhead absorption related to decreased net sales and unfavorable product mix.

Retail

Retail net sales decreased by 27.1% and 17.1% for the three and nine month periods ended September 30, 2019, respectively, compared to the same periods of 2018. The decreases in the three and nine month periods were primarily due to partial shipment delays due to recently imposed tariffs until the beginning of the fourth quarter of 2019 and a decline in Bowflex Max Trainer® product sales in the segment. We expect sales in the last quarter of 2019 to include planned new product introductions and in-store merchandising with key customers.

The decreases in cost of sales of our Retail business for the three and nine month periods ended September 30, 2019 compared to the same periods of 2018 were primarily related to the decreases in net sales.

For the three and nine month periods ended September 30, 2019, Retail gross margins decreased by 760 and 820 basis points, respectively, compared to the same periods of 2018, due to unfavorable product mix and unfavorable overhead absorption related to decreased net sales.

Operating Expenses
Operating expenses for the first nine months of 2019 were $176.3 million, an increase of $63.3 million, or 56.0%, as compared to operating expenses of $113.0 million for the first nine months of 2018. The increase in operating expenses was primarily related to a goodwill and intangible impairment charge of $72.0 million, partially offset by lower media spending.

Selling and Marketing
Selling and marketing expenses include payroll, employee benefits, and other headcount-related expenses associated with sales and marketing personnel, and the costs of media advertising, promotions, trade shows, seminars, and other programs.

Dollars in thousands	Three Months Ended September 30,		Change
	2019	2018	$	%
Selling and marketing	$17,472	$20,635	$(3,163)	(15.3)%
As % of net sales	28.3%	22.7%

Dollars in thousands	Nine Months Ended September 30,		Change
	2019	2018	$	%
Selling and marketing	$69,146	$79,482	$(10,336)	(13.0)%
As % of net sales	33.7%	28.2%

The decreases in selling and marketing expense in the three and nine month periods ended September 30, 2019 compared to the same periods of 2018 were primarily due to lower media spending of $3.4 million and $10.5 million, respectively. The decreases in the three and nine month periods ended September 30, 2019 were partially offset by increased advertising production costs. We launched a major new multi-media advertising and communication campaign behind the Bowflex brand and new products during the third quarter of 2019.

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows:

Dollars in thousands	Three Months Ended September 30,		Change
	2019	2018	$	%
Media advertising	$5,757	$9,142	$(3,385)	(37.0)%

Dollars in thousands	Nine Months Ended September 30,		Change
	2019	2018	$	%
Media advertising	$32,012	$42,510	$(10,498)	(24.7)%

The decreases in media advertising for the three and nine months ended September 30, 2019 as compared to the same periods of 2018 reflected a reduction in spending resulting from unfavorable media return on investments.

General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, and other administrative fees.

Dollars in thousands	Three Months Ended September 30,		Change
	2019	2018	$	%
General and administrative	$6,726	$7,503	$(777)	(10.4)%
As % of net sales	10.9%	8.2%

Dollars in thousands	Nine Months Ended September 30,		Change
	2019	2018	$	%
General and administrative	$23,824	$20,740	$3,084	14.9%
As % of net sales	11.6%	7.4%

The decrease in general and administrative for the three month period ended September 30, 2019 compared to the same period of 2018 was primarily driven by lower litigation expense.

The increase in general and administrative for the nine months ended September 30, 2019 as compared to the same period of 2018 was primarily related to increases in litigation settlement expense and litigation expense of $2.0 million and $1.2 million, respectively.

Research and Development
Research and development expenses include payroll, employee benefits, other headcount-related expenses and information technology associated with product development.

Dollars in thousands	Three Months Ended September 30,		Change
	2019	2018	$	%
Research and development	$3,122	$4,208	$(1,086)	(25.8)%
As % of net sales	5.1%	4.6%

Dollars in thousands	Nine Months Ended September 30,		Change
	2019	2018	$	%
Research and development	$11,282	$12,744	$(1,462)	(11.5)%
As % of net sales	5.5%	4.5%

The decreases in research and development in the three and nine month periods ended September 30, 2019 as compared to the same periods of 2018 were primarily due to increases in capitalized internal labor and decreases in third-party application development expense.

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

In accordance ASC 360 — Property, Plant, and Equipment and other long-lived assets, we performed a test for recoverability of our assets as the goodwill and indefinite-lived intangible asset impairment created a triggering event. The long-lived assets were recoverable and no impairment was required.

For additional information related to our goodwill and intangible impairment charge, see Notes 4 and 8.

Operating (Loss) Income
Operating loss for the first nine months of 2019 was $103.8 million, a decrease of $121.9 million, or 675.0%, as compared to operating income of $18.1 million for the first nine months of 2018. The decrease in operating income for the first nine months of 2019 compared to the first nine months of 2018 was primarily driven by a goodwill and other intangible impairment charge and lower gross margins associated with our sales during the period.

Other, Net
Other, net relates to the effect of exchange rate fluctuations with the U.S. and our foreign subsidiaries.

Income Tax Expense
Income tax provision includes U.S. and international income taxes, and interest and penalties on uncertain tax positions.

Dollars in thousands	Three Months Ended September 30,		Change
	2019	2018	$	%
Income tax expense	$1,900	$1,870	$30	1.6%
Effective tax rate	(21.9)%	29.3%

Dollars in thousands	Nine Months Ended September 30,		Change
	2019	2018	$	%
Income tax (benefit) expense	$(6,941)	$4,645	$(11,586)	*
Effective tax rate	6.6%	25.4%
* Not meaningful.

Income tax provisions from continuing operations for the three and nine month periods ended September 30, 2019 were an expense of $1.9 million and a benefit of $6.9 million, respectively. Each quarter, we re-evaluate the potential realization of our deferred tax assets, considering both positive and negative evidence, including cumulative income or loss for the past three years and forecasted taxable income or loss. As a result of this re-evaluation during the third quarter of 2019, we concluded that $3.9 million of valuation allowance is required to reduce certain net deferred tax assets to their anticipated realizable value. The remaining value of the deferred tax assets was determined by evaluating the potential to recover the value of these assets through future reversal of certain existing deferred tax liabilities. The reduced effective tax rate from continuing operations for the nine month period ended September 30, 2019 was primarily due to the goodwill impairment in the second quarter of 2019, for which no tax benefit was recognized, combined with the valuation allowance recorded in the third quarter of 2019. Income tax expense from continuing operations for the three and nine month periods ended September 30, 2018 was primarily related to our income generated in the U.S.

See Note 17 of Notes to Condensed Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we had $5.8 million of cash and cash equivalents compared to $63.5 million of cash, cash equivalents and investments as of December 31, 2018. We expect our cash and cash equivalents and amounts available under our line of credit at September 30, 2019, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from September 30, 2019. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Cash used in operating activities was $35.6 million for the nine months ended September 30, 2019, compared to cash provided by operating activities of $9.8 million for the nine months ended September 30, 2018.

The decrease in cash flows from operating activities for the nine months ended September 30, 2019 as compared to the same period of 2018 was primarily due to the decrease in operating performance, along with the changes in our operating assets and liabilities discussed below.

Trade receivables decreased by $15.0 million to $30.9 million as of September 30, 2019, compared to $45.8 million as of December 31, 2018, primarily due to the seasonality of the business. Trade receivables as of September 30, 2019 compared to September 30, 2018 decreased by $15.3 million due to the lower Retail segment net sales in the third quarter of 2019.

Inventories decreased by $18.4 million to $50.1 million as of September 30, 2019, compared to $68.5 million as of December 31, 2018 primarily due to seasonality and our efforts to reduce the high level of ending inventory from the previous year. Inventories as of September 30, 2019 compared to September 30, 2018 decreased by $5.5 million, primarily due to our efforts to reduce inventory.

Prepaid and other current assets decreased by $1.8 million to $6.2 million as of September 30, 2019, compared to $8.0 million as of December 31, 2018, primarily due to lower prepaid marketing expenses. This was partially offset by increases to prepaid insurance and information technology expenses.

Trade payables decreased by $48.8 million to $38.5 million as of September 30, 2019, compared to $87.3 million as of December 31, 2018, primarily due to seasonality of the business and inventory related payments. Trade payables as of September 30, 2019, compared to September 30, 2018, decreased by $29.2 million primarily due to timing and overall reduction of inventory related payments.

Accrued liabilities decreased by $0.9 million to $7.5 million as of September 30, 2019, compared to $8.4 million as of December 31, 2018, primarily due to decreases in payroll and related liabilities and other accruals.

Cash provided by investing activities of $15.1 million for the first nine months of 2019 was primarily related to $25.3 million of net maturities of marketable securities, partially offset by $6.6 million of capital expenditures for implementation of new software systems, and production tooling and equipment and equity investments of $3.5 million. We anticipate spending between $8.0 million and $10.0 million in 2019 for digital platform enhancements, systems integration, and production tooling.

During the nine months ended September 30, 2019, we invested $3.5 million in non-controlling equity securities without readily determinable fair values. The carrying amount of the investment was recorded at cost and will be adjusted for any impairments and observable price changes under the election of the measurement alternative, with such changes recognized in earnings.
Cash used in financing activities of $11.3 million for the first nine months of 2019 was primarily related to loan principal repayments of $31.7 million, partially offset by proceeds from line of credit of $20.2 million.

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

Based on management's forecast, we have concluded that it is probable that we will not comply with the minimum fixed charge coverage ratio covenant of the Credit Agreement at the December 31, 2019 measurement date. In the event we are unable to obtain a waiver or otherwise remedy this expected covenant violation, we will classify the line of credit as a current liability in our December 31, 2019 financial statements if the covenant violation occurs. Under the terms of the Credit Agreement, the fixed charge cover ratio, as of the last day of any fiscal quarter, may not be less than 1.10 to 1.00 when measured on any trailing four quarter basis beginning on December 31, 2019. While we anticipate receiving waivers or modifications of the existing debt covenants, we are also pursuing alternative sources of funding.
The interest rate applicable to each advance under the revolving line of credit is based on either Chase Bank's floating prime rate or adjusted LIBOR, plus an applicable margin. As of September 30, 2019, our borrowing rate for line of credit advances was 4.10%.

As of September 30, 2019, we had $20.6 million of outstanding borrowings under the line of credit. As of September 30, 2019, we were in compliance with the financial covenants of the Credit Agreement and $12.7 million was available for borrowing under the line of credit.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no liabilities were recorded at September 30, 2019.

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

For the nine months ended September 30, 2019 no shares were repurchased. As of September 30, 2019, $14.0 million remained available for future repurchases under the share repurchase program.

Repurchases under the program may be made in open market transactions at prevailing prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases will be funded from existing cash balances, and repurchased shares will be retired and returned to unissued authorized shares.

SEASONALITY

We expect our revenues from fitness equipment products to vary seasonally. Sales are typically strongest in the first and fourth quarters, followed by the third quarter, and are generally weakest in the second quarter. We believe that consumers tend to be involved in outdoor activities during the spring and summer months, including outdoor exercise, which impacts sales of indoor fitness equipment. Fourth quarter could be lower than expected due our customers and retailers lowering their holiday spending. This seasonality can have a significant effect on our inventory levels, working capital needs and resource utilization.

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

Our negotiated credit facilities generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of September 30, 2019, the outstanding balances on our credit facilities totaled $20.6 million.

As of June 30, 2019, we terminated a $20.0 million receive-variable, pay-fixed interest rate swap outstanding with Chase Bank and discontinued the cash flow hedge on our variable-rate term loan.

We enter into foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. Total notional amounts outstanding at September 30, 2019 were $17.6 million.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

We operate in an environment that involves a number of risks and uncertainties. The risks described below update the risk fators in Part I, Item 1A. Risk Factors in our 2018 Form 10-K. The risks and uncertainties described below and in our 2018 Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described below or in our 2018 Form 10-K actually occur, our business, operating results and financial position could be adversely affected.

We have incurred indebtedness under the Credit Agreement, and if we fail to comply with the covenants and other obligations under the Credit Agreement, Chase Bank may accelerate amounts owed and may foreclose upon the assets securing our obligation.

On March 29, 2019, we entered into a Credit Agreement with Chase Bank that provides for a $40 million revolving line of credit. As of September 30, 2019, we had $20.6 million of outstanding borrowings under the line of credit which we used to pay off a term loan. As of September 30, 2019, we were in compliance with the financial covenants of the Credit Agreement and $12.7 million was available for borrowing under the line of credit.

The Credit Agreement matures on March 29, 2022. If we do not have sufficient funds to repay our debt when due, it may be necessary to refinance our debt through additional debt or equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on such refinancing, increases in interest expense could have a material adverse effect on our business, results of operations and financial condition.

The Credit Agreement contains various affirmative and negative covenants that may restrict our ability to, among other things, permit liens on our property, change the nature of our business, transact business with affiliates, merge or consolidate with any other person or sell or convey certain of our assets. We currently anticipate that we will be in breach of the minimum fixed charge coverage ratio covenant as of December 31, 2019. Violation of this or any other covenant under the Credit Agreement could result in an event of default. If we are unable to cure or receive a waiver for a breach of the minimum fixed charge coverage ratio covenant or any other covenant under the Credit Agreement, we will be required to seek additional equity or debt financing, which we may not be able to obtain on favorable terms, if at all. If we need additional capital and cannot raise it on acceptable terms, our business, financial condition and operating results could be materially and adversely affected.

Upon the occurrence of an event of default that is not cured or waived, Chase Bank would have the ability to accelerate the repayment of all amounts then outstanding under the Credit Agreement and may foreclose on the assets securing our obligation. Any declaration of an event of default by Chase Bank would have a material adverse effect on our operating results, financial position and cash flows.

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

NAUTILUS, INC.
(Registrant)

November 8, 2019	By:	/S/ James Barr IV
Date		James Barr IV
Chief Executive Officer

NAUTILUS, INC.
(Registrant)

November 8, 2019	By:	/S/ Sarah A. Jones
Date		Sarah A. Jones
Principal Financial and Accounting Officer