Form 10-K
period 2019-12-31
NAUTILUS, INC.
filed 2020-02-26
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  [x]
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price ($2.21) as reported on the New York Stock Exchange as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2019) was $56,791,913.
The number of shares outstanding of the registrant's common stock as of February 21, 2020 was 29,781,288 shares.
Documents Incorporated by Reference
The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2020 Annual Meeting of Shareholders, which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

NAUTILUS, INC.
2019 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. The forward-looking statements in this report include, without limitation: weaker than expected demand for new or existing products; our ability to timely acquire inventory that meets our quality control standards from sole source foreign manufacturers at acceptable costs; an inability to pass along or otherwise mitigate the impact of raw material price increases and other cost pressures, including unfavorable currency exchange rates; experiencing delays and/or greater than anticipated costs in connection with launch of new products, entry into new markets, or strategic initiatives; our ability to hire and retain key management personnel; changes in consumer fitness trends; changes in the media consumption habits of our target consumers or the effectiveness of our media advertising; a decline in consumer spending due to unfavorable economic conditions; and softness in the retail marketplace. Additional assumptions, risks and uncertainties are described in detail in our registration statements, reports and other filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in our Annual Report on Form 10-K, as supplemented by our quarterly reports on Form 10-Q. Such filings are available on our website or at www.sec.gov. You are cautioned that such statements are not guarantees of future performance and that our actual results may differ materially from those set forth in the forward-looking statements. We do not undertake any duty to publicly update or revise forward-looking statements to reflect subsequent developments, events or circumstances.

Item 1. Business

OVERVIEW

Founded in 1986, Nautilus, Inc. and subsidiaries (collectively, "Nautilus" or the "Company") is a global technology driven fitness solutions company headquartered in Vancouver, Washington and incorporated in the State of Washington in January 1993. We believe everyone deserves a fit and healthy life. Our products are sold under some of the most-recognized brand names in the fitness industry: Nautilus®, Bowflex®, Octane Fitness® and Schwinn®. We develop innovative products to support healthy living through direct and retail channels as well as in commercial channels.

We market our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments. Our Direct business offers products directly to consumers through television advertising, social media, our websites and catalogs. Our Retail business offers our products through a network of independent companies to reach consumers in both the home use, as well as commercial use, markets in the U.S. and internationally. We also derive a portion of our revenue from the licensing of our brands and intellectual property.

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

Our long-term strategy involves:

•	Enhancing our product lines by designing personalized connected-fitness equipment that meets or exceeds the high expectations of our existing and new customers;

•	Continuing our investment in innovation, with a particular focus on expanding the reach of our digital platform, JRNY;

•	Creatively marketing our equipment, both directly to consumers and through our Retail customers, while leveraging our well-known brand names;

•	Increasing our international Retail sales and distribution; and

•	Maximizing available royalty revenues from the licensing of our brands and intellectual property.

Our strategies incorporate the individual characteristics of our Direct and Retail businesses. Our Direct business focuses on: (i) the development of, or acquisition of rights to, unique, branded products and technologies; (ii) the application of creative, cost-effective ways to communicate the benefits of their use; and (iii) making various payment options available to our customers. We are particularly attentive to Direct business metrics that provide feedback regarding the effectiveness and efficiency of our media marketing programs and attractiveness of third-party consumer financing programs.

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

•
Our Bowflex® brand represents a highly-regarded line of fitness equipment comprised of both cardio and strength products, including the Max Total®, Max Trainer®, TreadClimber® and LateralX® specialized cardio machines, PowerRod® and Revolution® home gyms and SelectTech® dumbbells and kettlebells.

•
Our Octane Fitness® brand is known for its innovation around low-impact cardio products, including the perfection of the traditional elliptical machine, along with the creation of new categories of exercise, including the xRide® recumbent elliptical, the LateralX® elliptical, and the Zero Runner® specialized cardio machine.

•	Our Schwinn® brand is known for its popular line of exercise bikes, including the Airdyne® air bike, as well as Schwinn-branded treadmills and ellipticals.

•	Our JRNYTM brand is our personalized connected-fitness digital platform featuring artificial intelligence powered, adaptive coaching to create truly personalized home workouts.

Approximately 77% of our revenue in 2019 was derived from sales of consumer cardio products. While we continue to be a leader in the consumer strength product category, we believe the much larger market for cardio products offers us greater opportunity for growth.

BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

We conduct our business in two segments, Direct and Retail. For further information regarding our segments and geographic information, see Note 23, Segment and Enterprise-Wide Information, to our consolidated financial statements in Part II, Item 8 of this report.

SALES AND MARKETING

Direct
In our Direct business, we market and sell our products, principally Bowflex® cardio and strength products, directly to consumers. While we continue to be a large direct marketer of strength products in the U.S. our advertising efforts are focused on our cardio products, especially the Max Trainer®, as sales of cardio product represented 82% of our Direct channel revenues in 2019, compared to 87% in 2018.

Our marketing efforts are based on an integrated combination of media and direct consumer contact. In addition to television advertising, which ranges in length from 30 seconds to as long as 60 seconds, we utilize our websites, social media, digital advertising capital inquiry-response mailings, catalogs and inbound/outbound call centers. Marketing and media effectiveness is measured continuously based on sales inquiries generated, cost-per-lead, conversion rates, return on investment and other performance metrics and we strive to optimize the efficiency of our marketing and media expenditures based on this data. Almost all of our Direct customer orders are received either on our websites or through call centers.

Retail
In our Retail business, we market and sell a comprehensive line of consumer fitness equipment under the Nautilus®, Octane Fitness®, Schwinn® and Bowflex® brands. Our products are marketed through a network of retail companies, consisting of sporting goods stores, Internet retailers, large-format and warehouse stores, smaller specialty retailers, independent bike dealers, and to specialty commercial customers purchasing our products for multi-user environments.

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

PRODUCT DESIGN AND INNOVATION

Innovation is a vital part of our business, and we continue to expand and diversify our product offerings by leveraging our research and development capabilities. We constantly search for new technologies and innovations that will help us grow our business, either through higher sales or increased production efficiencies. To accomplish this objective, we seek out ideas and concepts both within our company and from outside inventors. Recently, our investments have been focused on personalized connected-fitness such as voice coaching, simulated outdoor exploration and diverse music play list options with copyright clearance. Our JRNY digital platform uses artificial intelligence and data from an initial assessment and every workout, to create, and continually evolve, personalized daily workouts based on the user's fitness goals and capabilities. Our data shows the JRNY system is coaching people to work out longer and getting them to stay with their fitness journey longer.

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

Our research and development expenses were $14.3 million and $16.8 million in 2019 and 2018, respectively, as we increased our capitalized investment in connected-fitness. We expect our research and development expenses to remain approximately the same in 2020 as we continue to supplement our investment in new product development, technology initiatives, and engineering capabilities.

SEASONALITY

We expect our revenue from fitness equipment products to vary seasonally. Sales are typically strongest in the fourth quarter and are generally weakest in the second quarter. We believe that consumers tend to be involved in outdoor activities during the spring and summer months, including outdoor exercise, which impacts sales of indoor fitness equipment. This seasonality can have a significant effect on our inventory levels, working capital needs and resource utilization.

MERCHANDISE SOURCING

All of our products are produced by third-party manufacturers, and, in 2019, our manufacturing partners were primarily located in Asia. Although multiple factories bid on and are able to produce most of our products, we typically select one factory to be the primary supplier of any given product. Lead times for inventory purchases from our Asian suppliers, from order placement to receipt of goods, generally range from approximately two to three months, of which transit time represents three to four weeks. The length of our lead times requires us to place advance manufacturing orders based on management forecasts of future demand for our products. We attempt to compensate for our long replenishment lead times by maintaining adequate levels of inventory at our warehousing facilities.

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

In 2019, approximately 50% of our Retail customers' orders were shipped by our contract manufacturers in Asia directly to our Retail customers locations, typically in container loads. The use of such direct shipments allows us to maintain lower levels of inventory in our warehouses, resulting in lower storage, handling, freight, insurance and other costs, with much of the savings being passed on to our customers. We use various commercial truck lines for our merchandise shipments to Retail customers.

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

Our principal competitors include: ICON Health & Fitness, Johnson Health Tech, Peloton, Beach Body, American Telecast, Life Fitness, Precor and Technogym. We also compete with marketers of mobile device applications focused on fitness training and coaching on both iOS® and Android™ platforms, such as Mirror Workout Companion, Peloton, Zwift, Strava, Fulgaz Video Cycling, Sufferfest Training Systems, At Home Workouts by Daily Burn, and NIKE® Training Club. Additional marketers of competitive products include the following: activity trackers and content-driven physical activity products, such as Fitbit® and Garmin vivofit®; computer-based recreation products, such as the Microsoft Xbox®; weight management companies, such as Weight Watchers® and Nutrisystem®; group fitness, such as cross-fit classes; and gym memberships, each of which offers alternative solutions for a fit and healthy lifestyle.

EMPLOYEES

As of February 21, 2020, we had 434 employees, 433 of whom were full-time. None of our employees are subject to collective bargaining agreements. We have not experienced a material interruption of our operations due to labor disputes. We consider our relations with our employees to be good.

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

Trademarks
We own many trademarks, including Nautilus®, Bowflex®, Max Trainer®, TreadClimber®, Power Rod®, Bowflex Revolution®, SelectTech®, Octane Fitness®, LateralX®, xRide®, Zero Runner®, Airdyne®, Max TotalTM, Explore the WorldTM, and JRNYTM. Nautilus is the exclusive licensee under the Schwinn® mark for indoor fitness products. We believe that having distinctive trademarks that are readily identifiable by consumers is an important factor in creating a market for our products, maintaining a strong company identity and developing brand loyalty among our customers. In addition, we have granted licenses to a third party to use the Nautilus, Schwinn and TreadClimber trademarks on commercial fitness products, for which we receive royalty income and expanded consumer awareness of our brands.

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

We own or license patents and design registrations covering a variety of technologies, some of which are utilized in our selectorized dumbbells, treadmills, exercise bikes, and elliptical machines. Patent and design protection for these technologies, which are utilized in products sold in both the Direct and Retail segments, extends as far as 2036.

We maintain a portfolio of patents related to our TreadClimber® specialized cardio machines, which are sold primarily in our Direct segment. The portfolio includes patents with expiration dates ranging from 2021 to 2027.

We maintain a portfolio of patents and patent applications related to our Max Trainer® specialized cardio machines, which are sold in our Direct and Retail segments. The portfolio includes issued patents with expiration dates ranging from 2024 to 2037, and additional pending patent applications.

Nautilus is also the licensee of patents related to the Bowflex Revolution® home gyms. These patents have expiration dates ranging from 2022 to 2025. Through its Octane Fitness subsidiary, Nautilus owns and licenses certain patents related to Octane's LateralX®, xRide® and Zero Runner® products. These patents have expiration dates ranging from 2022 to 2035.

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

Our customer order backlog as of December 31, 2019 and 2018 was approximately $5.8 million and $2.9 million, respectively. The increase in our customer order backlog was primarily driven by strong demand for our recently introduced connected fitness introductions in fourth quarter of 2019.

SIGNIFICANT CUSTOMERS

In 2019 and 2018, Amazon.com and Dick's Sporting Goods accounted for more than 10% of total net sales as follows:

	2019	2018
Amazon.com	15.2%	11.5%
Dick's Sporting Goods	11.7%	13.8%
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

Sales of cardio products, especially Max Trainer® products, represent a substantial portion of our Direct and Retail segment revenues. Our products are sold in highly competitive markets with limited barriers to entry. Introduction by competitors of comparable products at lower price-points, a maturing product lifecycle or other factors could result in a decline in our revenues derived from this product line. A significant decline in our revenue from this product line would have a material adverse effect on our operating results, financial position and cash flows.

We are in the process of implementing strategic initiatives necessary to improve our results of operations, and there is no guarantee that such efforts will be successful.

We are currently experiencing a multi-year revenue decline, driven mostly by a decline in our Direct business. We missed early connected fitness trends and despite recent acceleration, are continuing to catch-up. We are facing unprecedented levels of competition, from some companies that continue to significantly outspend us. To address these challenges, we have implemented strategic initiatives to improve our results of operations, including but not limited to initiatives relating to the development and improvement of our products and technology, revisions to our marketing strategies and methods, adjustments to staffing and restructuring of certain of our operations to reduce costs.

While we expect these initiatives to result in a strengthened financial position and healthier business, they are based on several assumptions that may prove to be inaccurate, and as a result, there can be no assurance that we will realize, or sustain, profits, cost savings, a stronger brand or improved financial results. Our turnaround and transformation, if it occurs, is expected to take multiple years and may not be linear. If we fail to achieve or experience delays in achieving projected levels of performance from such strategic initiatives, or such initiatives create unintended or adverse impacts, our business, reputation, financial condition and results of operations could be negatively affected.

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

As of December 31, 2019, we did not have any goodwill due to an impairment in the second quarter of 2019 and had other intangible assets of $43.2 million. Any future impairment charges, if significant, could materially and adversely affect our operating results. An unexpected decline in revenue, changes in market conditions, changes in competitive products or technologies or a change in management's intentions regarding utilization of intangible assets could lead to future impairment charges.

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

We experience fluctuations in aggregate sales volume during the year. Sales are typically strongest in the fourth quarter and are generally weakest in the second quarter. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of fitness equipment. In addition, our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period.

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

We may in the future be subject to claims and lawsuits alleging that our products fail to provide accurate measurements and data to our users.

Some components of our digital platform are used to track and display various information about users’ activities, such as calories burned, distance traveled and floors climbed. We anticipate new features and functionality in the future, as well. We believe that we have done and will continue to do everything we can to ensure accuracy of measurements in our digital system, but as with all such systems, there is always the risk that there may be an unintentional software design issue that results in measurements being inaccurately reported. We may receive reports made against us alleging that our products do not provide accurate measurements and data to users, including claims asserting that certain features of our products do not operate as advertised. Such reports and claims may result in negative publicity, and may require us to expend time and resources to defend litigation. If our products fail to provide accurate measurements and data to users, or if there are reports or claims of inaccurate measurements, claims of false advertisement, or claims of inaccuracy regarding the overall health benefits of our products and services in the future, we may become the subject of negative publicity, litigation, including class action litigation, regulatory proceedings, and warranty claims, and our brand, operating results, and business could be harmed.

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

Substantially all of our contract manufacturers are located in Asia, primarily China and Taiwan, and may be subject to disruption by natural disasters, public health crises, such as pandemics and epidemics, as well as political, social or economic instability. The temporary or permanent loss of the services of any of our primary contract manufacturers could cause a significant disruption in our product supply chain and operations and delays in product shipments. For example, the recent spread of the novel coronavirus (COVID-19) and related quarantines and work and travel restrictions in China has disrupted, and may continue to disrupt, production for certain of our products, and the extent to which these events will affect our results of operations and financial position remains uncertain. Such uncertainties, and disruptions caused by other public health crises, natural disasters and instability, could impair our ability to deliver products to our customers on a timely basis, reduce demand for our products or force us to incur remediation costs, any of which may have a material adverse effect on our results of operations and financial condition.

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

All of our products are produced by third-party manufacturers, substantially all of which are located in Asia, primarily in China and Taiwan. Additionally, we make significant sales to customers worldwide, in particular to customers in Canada. Most of our imported products are subject to duties or tariffs that affect the cost and quantity of various types of goods imported into the U.S. or our other markets. The current U.S. presidential administration has sought changes to, or the withdrawal of the United States from various international treaties and trade arrangements. Our operating results have already been negatively impacted by tariffs imposed by the current U.S. presidential administration. Uncertainty regarding future policies affecting global trade may make it difficult for our management to accurately forecast our business, and increases in the duties, tariffs and other charges imposed on our products by the United States or other countries in which on our products are manufactured or sold, or other restraints on international trade, could negatively affect our business and the results of our operations.

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

Sales of cardio products, especially Max Trainer® products, represent a substantial portion of our Direct segment revenues. Introduction by competitors of comparable products, a maturing product lifecycle or other factors could result in a continued decline in our revenues derived from this product line. A significant decline in our revenue from this product line, without offsetting sales gains, would have a material adverse effect on our operating results, financial position and cash flows.

We operate in a highly competitive market and we may be unable to compete successfully against existing and future competitors.

The markets for our products and services are characterized by intense competition, new industry standards, evolving distribution models, limited barriers to entry, disruptive technology developments, short product life cycles, customer price sensitivity and frequent product introduction. Our products and services face significant competition in every aspect of our business, including at-home fitness equipment and digital platforms, fitness clubs, in-studio fitness classes, and health and wellness apps. Further, we expect the competition in our market to intensify in the future as new and existing competitors introduce new or enhanced products and services that compete with ours.

Our competitors may develop, or have already developed, products, features, content, services, or technologies that are similar to ours or that achieve greater acceptance, may undertake more successful product development efforts, create more compelling employment opportunities, or marketing campaigns, or may adopt more aggressive pricing policies. Our competitors may develop or acquire, or have already developed or acquired, intellectual property rights that significantly limit or prevent our ability to compete effectively in the public marketplace. In addition, some competitors may have greater resources, or lack a short-term profitability motive, allowing them to identify and capitalize more efficiently upon opportunities in new markets and consumer preferences and trends, quickly transition and adapt their products and services, devote greater resources to marketing and advertising, or be better positioned to withstand substantial price competition. If we are not able to compete effectively against our competitors, they may acquire and engage customers or generate revenue at the expense of our efforts, which could have an adverse effect on our business, financial condition, and operating results.

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

We are subject to a number of debt covenants

We recently entered into new credit facilities for a period of five years ending January 2025. The proceeds from these new credit facilities were used to refinance the Company’s existing indebtedness. Our new credit facilities contain certain debt covenants and other customary events of default. Our ability to comply with these debt covenants may be affected by the other factors described in this “Risk Factors” section and other factors outside of our control. Failure to comply with one or more of these debt covenants may result in an event of default. Upon an event of default, if not waived by our lenders, our lender may declare all amounts outstanding as due and payable. If our current lender accelerates the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis. In addition, these debt covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities. If we need additional capital and cannot raise it on acceptable terms, our business, financial condition and operating results could be materially and adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Following is a summary of each of our properties as of December 31, 2019:

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock
Our common stock is listed on the New York Stock Exchange (the “NYSE”) and trades under the symbol “NLS.” As of February 21, 2020, there were 43 holders of record of our common stock and approximately 6,500 beneficial shareholders.

We did not pay any dividends on our common stock in 2019 or 2018. Payment of any future dividends, in accordance with our borrowing arrangements, is at the discretion of our Board of Directors, which considers various factors such as our financial condition, operating results, current and anticipated cash needs and future expansion plans.

Equity Compensation Plans
See Part III, Item 12 for equity compensation plan information.

Issuer Purchases of Equity Securities
During the fourth quarter ended December 31, 2019 no repurchases of our equity securities were made. On February 21, 2018, our Board of Directors authorized a $15.0 million repurchase of our outstanding common stock from time to time through February 21, 2020. As of December 31, 2019 $14.0 million was the approximate dollar value of shares that may yet be purchased under the program. See Note 20 of Notes to Consolidated Financial Statements for information regarding our public share repurchase programs.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

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

OVERVIEW

We are committed to providing innovative, quality solutions to help people achieve a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products, related accessories and digital platform for consumer use, primarily in the U.S., Canada, Europe and Asia. Our products are sold under some of the most-recognized brand names in the fitness industry: Nautilus®, Bowflex®, Octane Fitness® and Schwinn®.

We market our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments. Our Direct business offers products directly to consumers through television advertising, our websites, social media channels, and catalogs. Our Retail business offers our products through a network of independent retail companies and specialty retailers with stores and websites located in the U.S. and internationally. We also derive a portion of our revenue from the licensing of our brands and intellectual property.

Our results for 2019 were primarily impacted by lower sales, however, we believe the appropriate improvements are being implemented into our overall business to address this trend. The primary actions taken include extensive, in-depth consumer insights research, which has identified an effective new positioning for the Bowflex® brand, and which is now underway through a new advertising campaign and updates to our websites, television commercials, social media, and other digital platforms. Additionally, we expect to launch targeted new products across all our channels over the next twelve months. In parallel, we plan to continue our digital transformation with the inclusion of updated digital experience platforms on key new products, moving toward our goal of having the majority of our products equipped with subscription-based digital experience offerings.

Net sales for 2019 were $309.3 million, reflecting a 22.0% decrease as compared to net sales of $396.8 million for 2018. Net sales of our Direct segment decreased by $65.3 million, or 35.3%, in 2019, compared to 2018, primarily driven by lower Bowflex Max Trainer® product sales and the impact of the planned reduction in advertising spending.

Net sales of our Retail segment decreased by $21.5 million, or 10.3%, for 2019, compared to 2018, primarily reflecting the decline in Bowflex Max Trainer® product sales and decreases in commercial products.

Royalty income for 2019 decreased by $0.7 million compared to 2018, which included payment of royalties related to a new agreement in the prior year.

Gross profit for 2019 was $110.6 million, or 35.8% of net sales, a decrease of $71.1 million, or 39.1%, as compared to gross profit of $181.7 million, or 45.8% of net sales, for 2018. The decrease in gross profit dollars was primarily due to lower sales coupled with lower gross margin percentages in both the Direct and Retail segments. Gross margin decreased 10.0% points in 2019, compared to 2018, due to unfavorable sales mix and overhead absorption.

Operating expenses for 2019 were $211.1 million, an increase of $50.1 million, or 31.1%, as compared to operating expenses of $161.0 million for 2018. The increase in operating expenses was primarily related to a goodwill and intangible impairment charge of $72.0 million, partially offset by lower media spending and stock-based compensation expense.

Operating loss for 2019 was $100.5 million, a decrease of $121.3 million, or 584.1%, as compared to operating income of $20.8 million for 2018. The decrease in operating income for 2019, compared to 2018, was primarily driven by a goodwill and intangible impairment charge and lower gross margins associated with our lower sales during the year, partially offset by reductions in media spending and other operating expenses.

Loss from continuing operations was $92.3 million for 2019, or $3.11 per diluted share, compared to income from continuing operations of $15.1 million, or $0.50 per diluted share, for 2018. The effective tax rates for 2019 and 2018 were 9.4% and 28.1%, respectively. The 18.7% year-over-year percentage tax rate differential was due primarily to the goodwill impairment charge and valuation allowance recorded in 2019, for which no tax benefit was recognized and which reduced the effective tax rate for the year.

Net loss for 2019 was $92.8 million, compared to net income of $14.7 million for 2018. Net loss per diluted share was $3.13 for 2019, compared to net income per diluted share of $0.48 for 2018.

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

BUSINESS ACQUISITION

On December 6, 2018, we acquired certain assets of Paofit Holdings Pte Limited, its subsidiaries and related companies (collectively, "Paofit") for an aggregate purchase price of $2.8 million. The acquisition was funded with cash on hand. Based primarily in

Singapore, the Paofit business is focused on developing and distributing software applications known as RunSocial® and RideSocial™. The acquisition of Paofit's assets broadened our digital platform applications and deepened our talent pool.

DISCONTINUED OPERATIONS

Results from discontinued operations relate to the disposal of our former Nautilus® Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to the Commercial business in 2019 and 2018, we continue to incur product liability expenses associated with product previously sold into the Commercial channel, and accrued interest associated with an uncertain tax position on discontinued international operations.

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

Goodwill and Other Long-Term Assets Valuation
We evaluate our indefinite-lived intangible assets and goodwill for potential impairment annually or when events or circumstances indicate their carrying value may be impaired. Definite-lived intangible assets, including acquired trade names, customer relationships, patents and patent rights, and other long-lived assets, primarily property, plant and equipment, are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. In 2019, we recognized a non-cash goodwill and intangible asset impairment charge of $72.0 million primarily related to the goodwill and indefinite-lived Octane Fitness brand name. No goodwill or other long-term asset impairment charges were recognized in 2018.

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

Income Tax
Significant judgments are required in determining tax provisions in relation to valuation allowance and tax positions. Such judgments require us to interpret existing tax law and other published guidance as applied to our circumstances. If our financial results or other relevant factors change, thereby impacting the likelihood of realizing the tax benefit of an uncertain tax position or deferred tax assets, significant judgment would be applied in determining the effect of the change. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained based on the technical merits of the position upon examination, including resolutions of any related appeals or litigation. Furthermore, valuation allowance would be provided against deferred tax assets if we determine it is no longer more likely than not that such assets would be fully realized based on the objectively verifiable evidence available.

RESULTS OF OPERATIONS

The discussion that follows regarding our financial condition and results of operations for fiscal 2019 compared to fiscal 2018 should be read in conjunction with our consolidated financial statements and the related notes in this report. All comparisons to prior year results are in reference to continuing operations only in each period, unless otherwise indicated. A discussion regarding our financial condition and results of operations for fiscal 2018 compared to fiscal 2017 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 27, 2019, which is available free of charge on the SEC’s website at www.sec.gov and our Investors website at http://www.nautilusinc.com/investors/sec-filings/.

Results of operations information was as follows (in thousands):

	Year Ended December 31,
	2019	2018	Change	% Change
Net sales	$309,285	$396,753	$(87,468)	(22.0)%
Cost of sales	198,702	215,013	(16,311)	(7.6)%
Gross profit	110,583	181,740	(71,157)	(39.2)%
Operating expenses:
Selling and marketing	94,595	115,920	(21,325)	(18.4)%
General and administrative	30,242	28,226	2,016	7.1%
Research and development	14,282	16,825	(2,543)	(15.1)%
Goodwill and intangible impairment charge	72,008	—	72,008	—%
Total operating expenses	211,127	160,971	50,156	31.2%
Operating (loss) income	(100,544)	20,769	(121,313)	(584.1)%
Other income (expense):
Interest income	162	1,044	(882)
Interest expense	(980)	(1,051)	71
Other, net	(470)	239	(709)
Total other (expense) income, net	(1,288)	232	(1,520)
(Loss) income from continuing operations before income taxes	(101,832)	21,001	(122,833)
Income tax (benefit) expense	(9,537)	5,891	(15,428)
(Loss) income from continuing operations	(92,295)	15,110	(107,405)
Loss from discontinued operations, net of income taxes	(505)	(452)	(53)
Net (loss) income	$(92,800)	$14,658	$(107,458)

Results of operations information by segment was as follows (in thousands):

	Year Ended December 31,
	2019	2018	Change	% Change
Net sales:
Direct	$119,651	$184,925	$(65,274)	(35.3)%
Retail	186,584	208,092	(21,508)	(10.3)%
Royalty	3,050	3,736	(686)	(18.4)%
	$309,285	$396,753	$(87,468)	(22.0)%

Cost of sales:
Direct	$60,101	$73,446	$(13,345)	(18.2)%
Retail	138,601	141,564	(2,963)	(2.1)%
Royalty	—	3	(3)	(100.0)%
	$198,702	$215,013	$(16,311)	(7.6)%
Gross profit:
Direct	$59,550	$111,479	$(51,929)	(46.6)%
Retail	47,983	66,528	(18,545)	(27.9)%
Royalty	3,050	3,733	(683)	(18.3)%
	$110,583	$181,740	$(71,157)	(39.2)%
Gross margin:
Direct	49.8%	60.3%	(1,050)	basis points
Retail	25.7%	32.0%	(630)	basis points

The following tables compare the net sales of our major product lines within each business segment (in thousands):

	Year Ended December 31,
	2019	2018	Change	% Change
Direct net sales:
Cardio products(1)	$97,824	$160,132	$(62,308)	(38.9)%
Strength products(2)	21,827	24,793	(2,966)	(12.0)%
	119,651	184,925	(65,274)	(35.3)%
Retail net sales:
Cardio products(1)	141,331	165,911	(24,580)	(14.8)%
Strength products(2)	45,253	42,181	3,072	7.3%
	186,584	208,092	(21,508)	(10.3)%

Royalty income	3,050	3,736	(686)	(18.4)%
	$309,285	$396,753	$(87,468)	(22.0)%

(1) Cardio products include: Max Trainer®, TreadClimber®, Zero Runner®, Lateral X®, treadmills, exercise bikes, ellipticals and subscription services.
(2) Strength products include: home gyms, selectorized dumbbells, kettlebell weights and accessories.

Net Sales and Cost of Sales

Direct

The 35.3% decrease in year-over-year Direct net sales for 2019 compared to 2018 was primarily due to decreased consumer demand for our cardio products sales, which was largely related to Bowflex Max Trainer® products and a reduction in advertising spending. Improvements are being implemented that we believe should be effective in addressing this trend. The primary actions taken include extensive, in-depth consumer insights research, which has identified an effective new positing for the Bowflex brand, and which is now underway through a new advertising campaign and updates to our website, television, social media and other digital platforms. Also, based on customer insights we will continue our investments in personalized connected-fitness and will be made available on more Bowflex, Nautilus and Schwinn equipment over time.

The rates of combined consumer credit approvals by our primary and secondary U.S. third-party financing providers were 54.1% in 2019 compared to 55.3% in 2018. The decrease in approvals reflects lower credit quality applications.

The decrease in Direct cost of sales in 2019 compared to 2018 was due to the decrease in net sales.

The 10.5% decrease in the gross margin of our Direct business for 2019 compared to 2018 was primarily due to shift in product mix and unfavorable overhead absorption related to lower net sales.

Retail

Retail net sales decreased by 10.3% in 2019 compared to 2018. The decrease was primarily due to the decline in Bowflex Max Trainer® product sales and decreases in commercial products.

The decrease in Retail cost of sales in 2019 compared to 2018 was due to the decreases in Retail net sales mentioned above.

The decrease in Retail gross margin in 2019 compared to 2018 was due to unfavorable sales mix and overhead absorption.

Selling and Marketing
Selling and marketing expenses include payroll, employee benefits, and other headcount-related expenses associated with sales and marketing personnel, and the costs of media advertising, promotions, trade shows, seminars, and other programs.

Dollars in thousands	Year Ended December 31,		Change
	2019	2018	$	%
Selling and marketing	$94,595	$115,920	$(21,325)	(18.4)%
As % of net sales	30.6%	29.2%

The decrease in selling and marketing expenses in 2019 compared to 2018 was primarily due to lower media spending of $20.1 million partially offset by a major new multi-media advertising and communication campaign behind the Bowflex brand and new products.

The slight increase in sales and marketing as a percentage of net sales in 2019 compared to 2018 was primarily due to less efficient performance of media.

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows:

Dollars in thousands	Year Ended December 31,		Change
	2019	2018	$	%
Media advertising	$44,916	$65,017	$(20,101)	(30.9)%

The return metrics we achieved on media performance declined in 2019, and as a result we decreased media spend to focus on improved profitability.

General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, and other administrative fees.

Dollars in thousands	Year Ended December 31,		Change
	2019	2018	$	%
General and administrative	$30,242	$28,226	$2,016	7.1%
As % of net sales	9.8%	7.1%

The increase in general and administrative in 2019 compared to 2018 was primarily due to increased legal expenses.

The increase in general and administrative as a percentage of net sales in 2019 compared to 2018 was primarily due to the increase in legal expenses and the lower total net sales.

Research and Development
Research and development expenses include payroll, employee benefits, other headcount-related expenses and information technology associated with product development.

Dollars in thousands	Year Ended December 31,		Change
	2019	2018	$	%
Research and development	$14,282	$16,825	$(2,543)	(15.1)%
As % of net sales	4.6%	4.2%

The decrease in research and development expenses in 2019 compared to 2018, was primarily due to higher investments in digital platforms that were capitalized.

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

For additional information related to our goodwill and intangible impairment charge, see Notes 5, 11 and 12.

Interest Expense
Interest expense of $1.0 million and $1.1 million in 2019 and 2018, respectively, was primarily related to the outstanding balance on our line of credit and term loan.

Other, Net
Other, net primarily relates to the effect of currency exchange rate fluctuations with the U.S. and our foreign subsidiaries.

Income Tax Expense
Income tax provision includes U.S. and international income taxes, and interest and penalties on uncertain tax positions.

Dollars in thousands	Year Ended December 31,		Change
	2019	2018	$	%
Income tax (benefit) expense	$(9,537)	$5,891	$(15,428)	(261.9)%
Effective tax rate	9.4%	28.1%

Income tax benefit of $9.5 million was primarily related to our losses generated in the U.S. in 2019. The reduced effective tax rate for 2019 compared to 2018 was due to the valuation allowance recorded as well as the goodwill impairment charge for which no tax benefit was recognized in 2019. Income tax expense in 2018 was primarily related to our income generated domestically and internationally.

Refer to Note 17, Income Taxes, to our consolidated financial statements included in Part II, Item 8 of this report for additional information.

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

As of December 31, 2019, we had $11.1 million of cash and cash equivalents, compared to cash and investments of $63.5 million as of December 31, 2018. Cash used in operating activities was $22.6 million for 2019, compared to cash provided by operating activities of $21.3 million for 2018. The decrease in cash flows from operating activities for 2019, compared to 2018, was primarily due to decreased operating performance and the changes in our operating assets and liabilities as discussed below.

Trade receivables increased by $8.8 million to $54.6 million as of December 31, 2019, compared to $45.8 million as of December 31, 2018, due to the increase in Retail sales in the fourth quarter of 2019 compared to the same period of 2018.

Inventories decreased by $13.7 million to $54.8 million as of December 31, 2019, compared to $68.5 million as of December 31, 2018, primarily due to the efforts to align inventory levels more closely with sales trends.

Prepaids and other current assets increased by $0.3 million to $8.3 million as of December 31, 2019, compared to $8.0 million as of December 31, 2018, due to added marketing costs for future campaigns, partially offset by royalty payments received in 2019.

Trade payables decreased by $13.0 million to $74.3 million as of December 31, 2019, compared to $87.3 million as of December 31, 2018, primarily due to the decrease in inventory in the fourth quarter of 2019 compared to the fourth quarter of 2018.

Accrued liabilities decreased by $0.7 million to $7.6 million as of December 31, 2019, compared to $8.4 million as of December 31, 2018, primarily due to reductions in income tax payable and sales returns reserves in 2019.

Operating lease liabilities, net of operating lease assets, increased by $1.9 million as of December 31, 2019 due to the adoption of the new lease accounting standard.

Warranty obligations increased by $0.1 million to $5.7 million as of December 31, 2019, compared to $5.6 million as of December 31, 2018, primarily due to the products and sales mix.

Net deferred income tax liabilities decreased by $10.6 million to $1.2 million as of December 31, 2019, compared to $11.8 million as of December 31, 2018, primarily due to the net operating loss deferred tax asset generated in U.S. reducing the overall net tax liability balance.

Cash provided by investing activities of $12.8 million for 2019 was primarily related to the net maturities of marketable securities of $25.3 million, partially offset by $9.0 million used for capital expenditures during 2019, primarily for information technology assets, our digital platform JRNYTM, and production tooling and equipment. We anticipate spending $8.0 million to $10.0 million in 2020 for digital platform enhancements and production tooling.

Cash used in financing activities of $17.5 million for 2019 was primarily related to principal repayments on our term loan and line of credit of $50.7 million, partially offset by proceeds from our line of credit of $33.0 million.

Financing Arrangements
On December 31, 2015 we entered into an amendment (the “Amendment”) to our existing Credit Agreement, dated December 5, 2014, with Chase (as amended, the "2014 Chase Credit Agreement") that provided for an $80.0 million term loan (the “Term Loan”) to finance the acquisition of Octane Fitness, which matures on December 31, 2020. The Term Loan and our existing $20.0 million revolving line of credit with Chase are secured by substantially all of our assets. The 2014 Chase Credit Agreement was amended again on December 21, 2018, which, among other changes, extended the term of the $20.0 million revolving line of credit to December 31, 2021.

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

Borrowing availability under the 2014 Chase Credit Agreement was subject to our compliance with certain financial and operating covenants at the time borrowings are requested. Letters of credit under the 2014 Chase Credit Agreement are treated as a reduction of the available borrowing amount and are subject to covenant testing. During the three months ended March 31, 2019, we paid down our existing term loan of $32.0 million and refinanced the remaining portion with borrowings under our new line of credit.

We have a 2019 Chase Credit Agreement with Chase that provides for a $40.0 million revolving line of credit. The term of the 2019 Chase Credit Agreement expires on March 29, 2022 and is secured by substantially all of our assets. As of December 31, 2019, our line of credit had $14.1 million of outstanding borrowings and $24.0 million remained available for borrowing. The interest rate applicable to each advance under the revolving line of credit is based on either Chase's floating prime rate or adjusted London Interbank Offer Rate ("LIBOR"), plus an applicable margin. As of December 31, 2019, our borrowing rate for line of credit advances was 3.69%.

The 2019 Chase Credit Agreement contains customary covenants for financings of this type, including, among other terms and conditions, revolving availability subject to a calculated borrowing base, minimum cash reserves and minimum fixed charge cover ratio covenants, as well as limitations and conditions on our ability to (i) create, incur, assume or be liable for indebtedness; (ii) dispose of assets outside the ordinary course of business; (iii) acquire, merge or consolidate with or into another person or entity; (iv) create, incur or allow any lien on any of our property; (v) make investments; or (vi) pay dividends or make distributions, in each case subject to certain exceptions. In addition, the 2019 Chase Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods), as well as a subjective acceleration clause.

Based on our forecast, we concluded a breach of the minimum fixed charge coverage ratio covenant on the 2019 Chase Credit Agreement at the December 31, 2019 measurement date. We classified the 2019 Chase Credit Agreement as a non-current liability as of the December 31, 2019 financial statements as the covenant being breached at the balance sheet date was cured with alternative sources of funding obtained to terminate the 2019 Chase Credit Agreement as of the issuance of these financial statements. See Note 26, Subsequent Events to our consolidated financial statements in Part II, Item 8 of this report.

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

On February 21, 2018 our Board of Directors authorized an additional $15.0 million share repurchase program. Under this program, shares of our common stock may be repurchased from time to time through February 21, 2020. As of December 31, 2019, repurchases under this program totaled $1.0 million.

During 2018, we repurchased 990,229 shares at an average price of $13.12 per share for an aggregate purchase price of $13.0 million. As of December 31, 2019, $14.0 million remained available for future repurchases under the existing program.

Repurchases may be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases are funded with existing cash balances, and the repurchased shares are retired and returned to unissued authorized shares.

Commitments and Contingencies
For a description of our commitments and contingencies, refer to Note 24, Commitments and Contingencies, to our consolidated financial statements in Part II, Item 8 of this report.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at December 31, 2019.

INFLATION

We do not believe that inflation had a material effect on our business, financial condition or results of operations in 2019 or 2018. Inflation pressures do exist in countries where our contract manufacturers are based; however, we have largely mitigated these increases through cost improvement measures.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1, Significant Accounting Policies, to our consolidated financial statements in Part II, Item 8 of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Foreign Exchange Risk
Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents, marketable debt securities, derivative assets, and variable-rate debt obligations. As of December 31, 2019, we held no money market funds, and marketable debt securities in a combination of certificates of deposit, corporate bonds, and U.S. government bonds. Our cash equivalents mature within three months or less from the date of purchase. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. We have classified our marketable securities as available-for-sale and, therefore, we may choose to sell or hold them as changes in the market occur. Because of the short-term nature of the instruments in our portfolio, a decline in interest rates would reduce our interest income over time, and an increase in interest rates may negatively affect the market price or liquidity of certain securities within the portfolio.

Our negotiated credit facilities generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of December 31, 2019, the outstanding balances on our credit facilities totaled $14.3 million.

We enter into foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. Total notional amounts outstanding at December 31, 2019 were $33.2 million. A hypothetical 10% increase in interest rates, or a 10% movement in the currencies underlying our foreign currency derivative positions, would have material impacts on our results of operations, financial position or cash flows.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Nautilus, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2019 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 10 to the consolidated financial statements, the Company has changed its method of accounting for Leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2017.

Portland, Oregon
February 26, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Nautilus, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Nautilus, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2020 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP

Portland, Oregon
February 26, 2020

NAUTILUS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2019	2018

Assets
Cash and cash equivalents	$11,070	$38,125
Available-for-sale securities	—	25,392
Trade receivables, net of allowances of $45 and $99	54,600	45,847
Inventories	54,768	68,465
Prepaids and other current assets	8,283	7,980
Income taxes receivable	472	5,653
Total current assets	129,193	191,462
Property, plant and equipment, net	22,755	22,216
Operating lease right-of-use assets	20,778	—
Goodwill	—	63,452
Other intangible assets, net	43,243	55,240
Other assets	4,510	574
Total assets	$220,479	$332,944
Liabilities and Shareholders' Equity
Trade payables	$74,255	$87,265
Accrued liabilities	7,633	8,370
Operating lease liabilities, current portion	3,720	—
Warranty obligations, current portion	3,100	3,213
Note payable, current portion, net of unamortized debt issuance costs of $0 and $7	—	15,993
Total current liabilities	88,708	114,841
Operating lease liabilities, non-current	18,982	—
Warranty obligations, non-current	2,617	2,362
Income taxes payable, non-current	3,676	3,427
Deferred income tax liabilities, non-current	1,783	11,888
Other long-term liabilities	46	1,837
Debt payable, non-current, net of unamortized debt issuance costs of $230 and $7	14,071	15,993
Total liabilities	129,883	150,348
Commitments and contingencies (Note 24)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 29,781 and 29,545 shares issued and outstanding	1,261	215
Retained earnings	90,272	183,290
Accumulated other comprehensive loss	(937)	(909)
Total shareholders' equity	90,596	182,596
Total liabilities and shareholders' equity	$220,479	$332,944

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018

Net sales	$309,285	$396,753
Cost of sales	198,702	215,013
Gross profit	110,583	181,740
Operating expenses:
Selling and marketing	94,595	115,920
General and administrative	30,242	28,226
Research and development	14,282	16,825
Goodwill and intangible impairment charge	72,008	—
Total operating expenses	211,127	160,971
Operating (loss) income	(100,544)	20,769
Other income (expense):
Interest income	162	1,044
Interest expense	(980)	(1,051)
Other, net	(470)	239
Total other (expense) income, net	(1,288)	232
(Loss) income from continuing operations before income taxes	(101,832)	21,001
Income tax (benefit) expense	(9,537)	5,891
(Loss) income from continuing operations	(92,295)	15,110
Discontinued operations:
Loss from discontinued operations before income taxes	(206)	(206)
Income tax expense of discontinued operations	299	246
Loss from discontinued operations	(505)	(452)
Net (loss) income	$(92,800)	$14,658

Basic (loss) income per share from continuing operations	$(3.11)	$0.50
Basic loss per share from discontinued operations	(0.02)	(0.02)
Basic net (loss) income per share(1)	$(3.13)	$0.49

Diluted (loss) income per share from continuing operations	$(3.11)	$0.50
Diluted loss per share from discontinued operations	(0.02)	(0.01)
Diluted net (loss) income per share(1)	$(3.13)	$0.48
Shares used in per share calculations:
Basic	29,684	30,099
Diluted	29,684	30,355
(1) May not add due to rounding.

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2019	2018

Net (loss) income	$(92,800)	$14,658
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of income tax expense of $6 and $13	6	58
(Loss) gain on derivative securities, effective portion, net of income tax benefit of $139 and $17	(223)	7
Foreign currency translation adjustment, net of income tax benefit of $27 and $2	189	(715)
Other comprehensive loss	(28)	(650)
Comprehensive (loss) income	$(92,828)	$14,008

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2017	30,305	$—	$179,448	$(259)	$179,189
Net income	—	—	14,658	—	14,658
Unrealized loss on marketable securities, net of income tax expense of $13	—	—	—	58	58
Gain on derivative securities, effective portion, net of income tax benefit of $17	—	—	—	7	7
Foreign currency translation adjustment, net of income tax benefit of $2	—	—	—	(715)	(715)
Stock-based compensation expense	—	1,981	—	—	1,981
Common stock issued under equity compensation plan, net of shares withheld for tax payments	192	(30)	—	—	(30)
Common stock issued under employee stock purchase plan	38	444	—	—	444
Repurchased shares	(990)	(2,180)	(10,816)	—	(12,996)
Balances at December 31, 2018	29,545	215	183,290	(909)	182,596
Net loss	—	—	(92,800)	—	(92,800)
Unrealized gain on marketable securities, net of income tax expense of $6	—	—	—	6	6
Loss on derivative securities, effective portion, net of income tax benefit of $139	—	—	—	(223)	(223)
Foreign currency translation adjustment, net of income tax benefit of $27	—	—	—	189	189
Stock-based compensation expense	—	837	(218)	—	619
Common stock issued under equity compensation plan, net of shares withheld for tax payments	135	(32)	—	—	(32)
Common stock issued under employee stock purchase plan	101	241	—	—	241
Balances at December 31, 2019	29,781	$1,261	$90,272	$(937)	$90,596

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018

Cash flows from operating activities:
(Loss) income from continuing operations	$(92,295)	$15,110
Loss from discontinued operations	(505)	(452)
Net (loss) income	(92,800)	14,658
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,811	8,942
Bad debt expense	19	27
Inventory lower-of-cost-or-market/NRV adjustments	770	558
Stock-based compensation expense	619	1,981
Loss on asset disposals	1,191	32
Goodwill and intangible impairment charge	72,008	—
Deferred income taxes, net of valuation allowances	(10,613)	3,229
Other	(90)	133
Changes in operating assets and liabilities:
Trade receivables	(8,790)	(3,030)
Inventories	13,237	(15,634)
Prepaids and other current assets	3,012	(495)
Income taxes receivable	5,181	(5,636)
Trade payables	(13,451)	19,312
Accrued liabilities, including warranty obligations	(3,677)	(2,826)
Net cash (used in) provided by operating activities	(22,573)	21,251
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(2,750)
Purchases of property, plant and equipment and intangible assets	(8,952)	(10,380)
Purchases of available-for-sale-securities	—	(29,522)
Proceeds from maturities of available-for-sale securities	25,271	61,365
Purchases of other investments in non-controlled affiliates	(3,500)	—
Net cash provided by investing activities	12,819	18,713
Cash flows from financing activities:
Proceeds from long-term debt	32,968	—
Payments on long-term debt	(50,667)	(16,000)
Proceeds from employee stock purchases	241	444
Proceeds from exercise of stock options	75	366
Tax payments related to stock award issuances	(107)	(396)
Payments for stock repurchases	—	(12,996)
Net cash used in financing activities	(17,490)	(28,582)
Effect of exchange rate changes on cash and cash equivalents	189	(1,150)
(Decrease) increase in cash and cash equivalents	(27,055)	10,232
Cash and cash equivalents:
Beginning of year	38,125	27,893
End of year	$11,070	$38,125
Supplemental disclosure of cash flow information:
Cash (received) paid for income taxes, net	$(4,186)	$8,885
Cash paid for interest	1,197	1,044
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$420	$1,220

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

We are committed to providing innovative, quality solutions to help people achieve their fitness goals through a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products and related accessories for consumer use, primarily in the U.S., Canada, and Europe. Our products are sold under some of the most-recognized brand names in the fitness industry: Nautilus®, Bowflex®, Octane Fitness® and Schwinn®.

We market our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments. Our Direct business offers products directly to consumers through television advertising, catalogs and our websites. Our Retail business offers our products through a network of independent retail companies and specialty retailers with stores and websites located in the U.S. and internationally. We also derive a portion of our revenue from the licensing of our brands and intellectual property.

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

Discontinued Operations
Results from discontinued operations relate to the disposal of our former Nautilus® Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to our former Commercial business during 2018 through 2019, we continue to have product liability and other legal expenses associated with product previously sold into the Commercial channel.

Results of operations related to the Commercial business have been presented in the consolidated financial statements as discontinued operations for all periods presented.

Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in the financial statements. Our critical accounting estimates relate to goodwill, income taxes, valuation allowances, and other long-term assets valuation. Actual results could differ from our estimates.

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

We derive a significant portion of our net sales from a small number of our Retail customers. A loss of business from one or more of these large customers, if not replaced with new business, would negatively affect our operating results and cash flows. In 2019 and 2018 two customers each individually accounted for more than 10%, but less than 20%, of our net sales.

Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less at purchase are considered to be cash equivalents. As of December 31, 2019, we did not have any cash equivalents. As of December 31, 2018, cash equivalents consisted of money market funds and commercial paper and totaled $7.6 million.

Available-For-Sale Securities
We classify our marketable debt securities as available-for-sale and, accordingly, record them at fair value. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Unrealized holding gains and losses, which are immaterial, are excluded from earnings and are reported net of tax in other comprehensive income until realized. Dividend and interest income is recognized when earned. Realized gains and losses, which were not material in 2019 or 2018, are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

Derivative Securities
We record our derivative securities at fair value, and our portfolio currently consists of foreign currency forward contracts. Our interest rate swap agreement, which was classified as a cash flow hedge, was terminated as of June 30, 2019 and the $0.1 million, net of tax, amount related to the cash flow hedge recorded as deferred gains was reclassified from accumulated other comprehensive losses to other income.

We enter into foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. A hypothetical 10% increase in interest rates, or a 10% movement in the currencies underlying our foreign currency derivative positions, would have material impacts on our results of operations, financial position or cash flows. Gains and losses on foreign currency forward contracts are recognized in the Other, net line of our consolidated statements of operations.

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

Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation. Improvements or betterments which add new functionality or significantly extend the life of an asset are capitalized. Software costs related to an asset developed for internal use are capitalized after the preliminary project stage, management has committed to the completion of the project and it is probable the project will be complete and used as intended. Expenditures for maintenance and repairs are expensed as incurred. The cost of assets retired, or otherwise disposed of, and the related accumulated depreciation, are removed from the accounts at the time of disposal. Gains and losses resulting from asset sales and dispositions are recognized in the period in which assets are disposed. Depreciation is recognized, using the straight-line method, over the lesser of the estimated useful lives of the assets or, in the case of leasehold improvements, the lease term, including renewal periods if we expect to exercise our renewal options. Depreciation on automobiles, computer software and equipment, machinery and equipment is determined based on estimated useful lives, which generally range from two-to-seven years, and furniture and fixtures which generally range from five-to-twenty years. For additional information, refer to Note 9, Property, Plant and Equipment.

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

In accordance ASC 350 — Intangibles — Goodwill and Other, we perform a goodwill and indefinite-lived asset impairment evaluation during the fourth quarter of each year. However, as a result of the decline in our market value relative to the market and our industry, identified as a triggering event, we performed an interim evaluation and a market capitalization reconciliation during the second quarter of 2019, which resulted in a non-cash goodwill impairment charge of $63.5 million which reduced goodwill to zero. We performed assessments of goodwill in the fourth quarter of 2018 and determined no impairments was indicated in that year. For further information regarding goodwill, see Note 5, Fair Value Measurements and Note 11, Goodwill.

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

We tested our indefinite-lived trademarks for impairment in the fourth quarters of 2019 and 2018. During the second quarter of 2019, we identified impairment indicators with our indefinite-lived trademarks resulting in an $8.5 million non-cash intangible impairment charge in our Octane Fitness brand name originally acquired through the Octane Fitness acquisition on December 31, 2015. The impairment charge is recorded in operating expenses on the consolidated statements of operations. We determined no impairment was indicated in 2018 for our indefinite-lived intangible assets.

Definite-lived intangible assets, primarily acquired trade names, customer relationships, patents and patent rights, are stated at cost, net of accumulated amortization, and are evaluated for impairment as discussed below under Impairment of Long-Lived Assets. We recognize amortization expense for our definite-lived intangible assets on a straight-line basis over the estimated useful lives. For further information regarding other intangible assets, see Note 5, Fair Value Measurements and Note 12, Other Intangible Assets.

Impairment of Long-Lived Assets
Long-lived assets, including property, plant and equipment and definite-lived intangible assets, are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. When such an event or condition occurs, we estimate the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to determine whether a potential impairment exists. If the carrying value exceeds estimated future undiscounted cash flows, we record impairment expense to reduce the carrying value of the asset to its estimated fair value. In accordance ASC 360 — Property, Plant, and Equipment and other long-lived assets, we performed a test for recoverability of our assets as the goodwill and indefinite-lived intangible asset impairment from the decline in our market value relative to the market and our industry identified a long-lived asset impairment indicator. Our long-lived assets were recoverable, and step two impairment charge was not required in 2019 and 2018.

Equity Investments
ASU Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, requires us to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. We use quoted market prices to determine the fair values of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Share Repurchases
Shares of our common stock may be repurchased from time to time as authorized by our Board of Directors. Repurchases may be made in open market transactions at prevailing prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases are funded from existing cash balances, and repurchased shares are retired and returned to unissued authorized shares. These repurchases are accounted for as reductions to our common stock to the extent available with remaining amounts allocated against retained earnings. For additional information, see Note 20, Stock Repurchase Programs.

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

Our Direct and Retail revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For our Direct channel, control is transferred when products are shipped to customers as the entity has fulfilled the promise to transfer the goods. For Retail, control is transferred when contractual shipping terms are performed for the customer, generally upon our delivery to the carrier, in accordance with the terms of a sales contract.

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

For customer contracts that include multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling price based on prices charged to customers on standalone sales or using expected cost plus margin.

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

	2019	2018
Balance, January 1	$4,419	$6,920
Charges to reserve	18,311	15,058
Reductions for sales discounts and returns	(18,345)	(17,559)
Balance, December 31	$4,385	$4,419

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

Advertising and Promotion
We expense our advertising and promotion costs as incurred. Production costs of television advertising commercials are recorded in prepaids and other current assets until the initial broadcast, at which time such costs are expensed. Advertising and promotion costs are included in selling and marketing expenses and totaled $46.8 million and $65.7 million for the years ended December 31, 2019 and 2018, respectively. Prepaid advertising and promotion costs were $1.3 million and $2.7 million as of December 31, 2019 and 2018, respectively.

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

For additional information on financial instruments recorded at fair value on a recurring basis as of December 31, 2018 , refer to Note 5, Fair Value Measurements.

Stock-Based Compensation
We recognize stock-based compensation expense on a straight-line basis over the applicable vesting period, based on the grant-date fair value of the award. To the extent a stock-based award is subject to performance conditions, the amount of expense recorded in a given period, if any, reflects our assessment of the probability of achieving the performance targets.

Fair value of stock options and shares subject to our employee stock purchase plan are estimated using the Black-Scholes valuation model; fair value of performance share unit ("PSU") awards, restricted stock unit ("RSU") awards and restricted stock awards ("RSA") is based on the closing market price on the day preceding the grant. Our accounting treatment of forfeiture expenses reversals is at the forfeiture date and do not estimate future forfeitures prior to their actual occurrence.

Shares to be issued upon the exercise of stock options or the vesting of stock awards will come from newly issued shares.

Income (Loss) Per Share Amounts
Basic income per share amounts were computed using the weighted average number of common shares outstanding. Diluted income per share amounts were calculated using the number of basic weighted average shares outstanding increased by dilutive potential common shares related to stock-based awards, as determined by the treasury stock method. If there is a loss from continuing operations, diluted earnings per share is the same as basic earnings per share.

Recent Accounting Pronouncements

Newly-Adopted Pronouncements

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

We reviewed our existing vendor contracts for potential embedded leases, as well as renewal options and whether exercises of renewal options were reasonably certain. Based on our analyses of our existing operating and financing leases, we recognized at the adoption date, January 1, 2019, additional operating lease liabilities of approximately $25 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum lease payments under current leasing standards for existing operating leases, net of reductions for the impacts of deferred rents and lease incentives. The additional disclosures required by the ASU are included in Note 10, Leases.

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

Recently Issued Pronouncements Not Yet Adopted

ASU 2019-12
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The amendments in ASU 2019-12 introduces the following new guidance (1) provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax; and (2) provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The amendments in ASU 2019-12 makes changes to the following current guidance (1) making an intraperiod allocation, if there is a loss in continuing operations and gains outside of continuing operations; (2) determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting; (3) accounting for tax law changes and year-to-date losses in interim periods; and (4) determining how to apply the income tax guidance to franchise taxes that are partially based on income. ASU 2019-12 is effective for public companies' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted. While we do not expect the adoption of ASU 2019-12 to have a material effect on our business, we are evaluating the potential impact that ASU 2019-12 may have on our financial position, results of operations and cash flows.

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

ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently assessing the impact of adopting this standard but do not expect the adoption of this guidance to have a material impact on our financial position, results of operations and cash flows.

(2) BUSINESS ACQUISITION

On December 6, 2018, we acquired certain assets of Paofit Holdings Pte Limited, its subsidiaries and related companies (collectively, "Paofit") for an aggregate purchase price of $2.8 million. The acquisition was funded with cash on hand. Based primarily in Singapore, the Paofit business is focused on developing and distributing software applications known as RunSocial® and RideSocial™. The Paofit acquisition broadened our digital platform applications and deepened our talent pool. We accounted for the transaction as a business combination.

Since the acquisition occurred on December 6, 2018, net sales and net income related to the Paofit business was immaterial to the overall financial results. We categorize Paofit's results of operations in our Direct segment.

Total acquisition costs incurred through December 31, 2018 were $0.2 million and were expensed in general and administrative costs.

Purchase Price Allocation
Acquired assets were recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair value of identifiable net assets resulted in the recognition of goodwill of $1.6 million, all of which was assigned to the Direct segment, and is attributed primarily to Paofit's intellectual property base, employee workforce and application to future digital technologies. The goodwill is not expected to be deductible for income tax purposes. No liabilities were acquired as part of the transaction. During the second quarter of 2019, as a result of the decline in our market value relative to the market and our industry, identified as a triggering event, we performed an interim evaluation and a market capitalization reconciliation which resulted in a non-cash goodwill impairment charge of $1.6 million on this acquisition.

The purchase price allocation was determined based on the preliminary fair values of the assets identified as of the acquisition date and no adjustments were made within 12 months from the acquisition date.

The following table summarizes the final fair values of the assets acquired as of the December 6, 2018 acquisition date (in thousands):

Valuation at December 6, 2018
Inventories	$8
Intangible assets	1,140
Identifiable assets acquired	1,148
Goodwill	1,602
Total assets acquired	$2,750

The following table sets forth the components of identifiable intangible assets and their estimated fair values and useful lives as of the acquisition date (in thousands):

	Estimated fair value	Weighted-average amortization period (years)
Trademark - RunSocial	$250	5
Patents	410	7
Developed technology	480	5
	$1,140	5.7

This acquisition is not material to our net sales, results of operations or total assets during any period presented. Accordingly, our consolidated results from operations do not differ materially from historical performance as a result of this acquisition, and, therefore, proforma results are not presented.

(3) DISCONTINUED OPERATIONS

Following is a summary of certain financial information regarding our discontinued operations (in thousands):

	Year Ended December 31,
	2019	2018
Loss from discontinued operations before income taxes	$(206)	$(206)
Income tax expense	299	246
Total loss from discontinued operations	$(505)	$(452)

(4) REVENUES

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Product sales	$296,447	$380,489
Extended warranties and services	6,691	9,226
Other(1)	6,147	7,038
Net sales	$309,285	$396,753
(1) Other revenue is primarily freight and delivery, royalty income and subscription revenue.

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Year Ended December 31,
	2019	2018
United States	$256,183	$348,712
Canada	24,768	20,489
All other	28,334	27,552
Net sales	$309,285	$396,753

As of December 31, 2019, estimated revenue expected to be recognized in the future totaled $5.8 million primarily related to customer order backlog which includes firm orders for future shipment to our Retail customers, as well as unfulfilled consumer orders within the Direct channel. Retail orders of $2.3 million and Direct orders of $3.5 million comprise our backlog as of December 31, 2019. The estimated future revenues are net of contractual rebates and consideration payable for applicable Retail customers, and net of current promotional programs and sales discounts for our Direct customers.

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

	2019	2018
Balance, January 1	$816	$1,084
Cash additions	2,330	1,794
Revenue recognition	(1,921)	(2,062)
Balance, December 31	$1,225	$816

(5) FAIR VALUE MEASUREMENTS

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 - observable inputs such as quoted prices (unadjusted) in active liquid markets for identical securities as of the reporting date;

•
Level 2 - other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; or observable market prices in markets with insufficient volume and/or infrequent transactions; and

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives
Foreign currency forward contracts	$—	$295	$—	$295
Total assets at fair value	$—	$295	$—	$295

Liabilities:
Derivatives
Foreign currency forward contracts	$—	$9	$—	$9
Total liabilities at fair value	$—	$9	$—	$9

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$7,646	$—	$—	$7,646
Total cash equivalents	7,646	—	—	7,646

Available-for-Sale Securities
Certificates of deposit(1)	—	10,379	—	10,379
Corporate bonds	—	7,522	—	7,522
U.S. government bonds	—	7,491	—	7,491
Total available-for-sale securities	—	25,392	—	25,392

Derivatives
Interest rate swap contract	—	363	—	363
Foreign currency forward contracts	—	240	—	240
	—	603	—	603
Total assets at fair value	$7,646	$25,995	$—	$33,641
(1) All certificates of deposit are within current FDIC insurance limits.

We did not have any liabilities measured at fair value on a recurring basis as of December 31, 2018.

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the years ended December 31, 2019 and 2018. Additionally, we did not have any changes to our valuation techniques during the years ended December 31, 2019 and 2018.

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

ASC 350 - Intangibles - Goodwill and Other, requires us to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates, growth rates and terminal value. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. We also use market valuation models and other financial ratios, which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses.

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

As of June 30, 2019, we terminated a $20.0 million interest rate swap outstanding with Chase. The termination of this interest rate swap discontinued the cash flow hedging relationship for our line of credit and had unrealized gains. As of June 30, 2019, we reclassified $0.1 million, net of tax, of unrealized gains from accumulated other comprehensive losses to other income.

We typically designate all interest rate swaps as cash flow hedges and, accordingly, record the change in fair value for the effective portion of these interest rate swaps in accumulated other comprehensive income rather than current period earnings until the underlying hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. For the years ended December 31, 2019 and 2018, there was no ineffectiveness.

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of December 31, 2019, total outstanding contract notional amounts were $33.2 million. At December 31, 2019, these outstanding balance sheet hedging derivatives had maturities of 107 days or less.

The fair value of our derivative instruments was included in our consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of December 31,
		2019	2018
Derivative instruments designated as cash flow hedges:
Interest rate swap contract	Prepaids and other current assets	$—	$291
	Other assets	—	72
		$—	$363
Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Prepaids and other current assets	$295	$240
	Accrued liabilities	9	—
		$286	$240

The effect of derivative instruments on our consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Year Ended December 31,
		2019	2018
Derivative instruments designated as cash flow hedges:
Loss (gain) recognized in other comprehensive income before reclassifications	---	$(128)	$165
Gain reclassified from accumulated other comprehensive income to earnings for the effective portion	Interest expense	125	219
Income tax expense	Income tax (benefit) expense	(30)	(61)

Derivative instruments not designated as cash flow hedges:
Loss recognized in earnings	Other, net	$458	$(743)
Income tax (expense) benefit	Income tax (benefit) expense	(43)	185

For additional information related to our derivatives, see Notes 5 and 18.

(7) TRADE RECEIVABLES

Trade receivables, net, consisted of the following (in thousands):

	As of December 31,
	2019	2018
Trade receivables	$54,645	$45,946
Allowance for doubtful accounts	(45)	(99)
Trade receivables, net of allowance	$54,600	$45,847

Changes in our allowance for doubtful trade receivables were as follows (in thousands):

	2019	2018
Balance, January 1	$99	$119
Charges to bad debt expense	19	27
Write-offs, net	(73)	(47)
Balance, December 31	$45	$99

(8) INVENTORIES

Our inventories consisted of the following (in thousands):

	As of December 31,
	2019	2018
Finished goods	$49,853	$63,257
Parts and components	4,915	5,208
Total inventories	$54,768	$68,465

(9) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of December 31,
				2019	2018
Automobiles	5			$23	$23
Leasehold improvements	4	to	20	3,830	3,782
Computer software and equipment	2	to	7	26,816	23,776
Machinery and equipment	3	to	5	18,551	16,756
Furniture and fixtures	5	to	20	2,808	2,827
Work in progress (1)	N/A			2,747	1,590
Total cost				54,775	48,754
Accumulated depreciation				(32,020)	(26,538)
Total property, plant and equipment, net				$22,755	$22,216
(1) Work in progress includes information technology assets and production tooling.

Depreciation expense was as follows (in thousands):

	Year Ended December 31,
	2019	2018
Depreciation expense	$7,314	$5,778

(10) LEASES

We have several noncancelable operating leases, primarily for office space, that expire at various dates over the next five years. These leases generally contain renewal options to extend for one lease term of five years. For leases that we are reasonably certain we will exercise the lease renewal options, the options were considered in determining the lease term, and associated potential option payments are included in the lease payments. The payments used in the renewal term were estimated using the percentage rate increase of historical rent payments for each location where the renewal will be exercised.

Payments due under the lease contracts include annual fixed payments for office space. Variable payments including payments for our proportionate share of the building’s property taxes, insurance, and common area maintenance are treated as non-lease components and are recognized in the period for which the costs occur.

The components of lease cost were as follows (in thousands):

Year Ended
December 31, 2019
Operating lease expense	$4,518

Leases with an initial term of 12 months or less ("short-term lease") are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. The short-term lease expense for 2019 was $0.2 million.

Other information related to leases was as follows (dollars in thousands):

As of
December 31, 2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flow from operating leases	$4,578
Additional operating lease information:
ROU assets obtained in exchange for operating lease obligations	$24,212
Reductions to ROU assets resulting from reductions to operating lease obligations	$3,428
Weighted average remaining operating lease term	4.0 years
Weighted average discount rate on operating leases	4.49%

Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments including transition liabilities upon adoption of ASC 842 on January 1, 2019. We determined the discount rate for leases by using a portfolio approach to determine an incremental borrowing rate to calculate the ROU assets and lease liabilities.

Maturities of operating lease liabilities under noncancelable leases were as follows (in thousands):

As of
December 31, 2019
Year ending:
2020	$4,682
2021	4,711
2022	4,566
2023	3,812
2024	3,899
Thereafter	4,167
Total undiscounted lease payments	25,837
Less imputed interest	(3,135)
Total lease liabilities	$22,702

Under ASC 840, Leases, future minimum lease payments under noncancelable operating leases payments were as follows (in thousands):

As of
December 31, 2018
Year ending:
2019	$5,366
2020	5,279
2021	4,147
2022	2,729
2023	1,698
Thereafter	2,647
Total minimum lease payments	$21,866

Minimum rental lease payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of rent abatement and incentives. Rental expense for operating leases for 2018 was $5.2 million.

(11) GOODWILL

The rollforward of goodwill was as follows (in thousands):

	Direct	Retail	Total
Balance, January 1, 2018	$2,335	$59,695	$62,030
Currency exchange rate adjustment	(185)	5	(180)
Business acquisition (Note 2)	1,602	—	1,602
Balance, December 31, 2018	3,752	59,700	63,452
Currency exchange rate adjustment	55	—	55
Goodwill impairment	(3,807)	(59,700)	(63,507)
Balance, December 31, 2019	$—	$—	$—

In accordance ASC 350 — Intangibles — Goodwill and Other, we perform a goodwill and indefinite-lived asset impairment evaluation during the fourth quarter of each year. However, as a result of the decline in our market value relative to the market and our industry, identified as a triggering event, we performed an interim evaluation and a market capitalization reconciliation during the second quarter of 2019, which resulted in a non-cash goodwill impairment charge of $63.5 million.

(12) OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of December 31,
				2019	2018
Indefinite-lived trademarks(1)	N/A			$14,752	$23,252
Definite-lived trademarks	5	to	15	2,850	2,850
Patents	7	to	24	14,243	14,243
Customer relationships	10	to	15	24,700	24,700
				56,545	65,045
Accumulated amortization - definite-lived intangible assets				(13,302)	(9,805)
				$43,243	$55,240

(1) During the second quarter of 2019, we identified impairment indicators with our indefinite-lived trademarks resulting in a non-cash intangible impairment charge of $8.5 million.

Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2019	2018
Amortization expense	$3,497	$3,164

Future amortization of definite-lived intangible assets is as follows (in thousands):

2020	$3,198
2021	3,168
2022	3,168
2023	3,168
2024	3,118
Thereafter	12,671
$28,491

(13) INVESTMENTS

During 2019, we made strategic equity securities investments to increase our digital capabilities. The accounting guidance related to the classification and measurement of certain equity investments requires us to account for these investments at fair value or to elect to account for these investments under the "practicability exception," which permits measurement of these investments at cost, minus impairments, plus or minus observable changes in price from orderly transactions for the identical or a similar investment of the same issuer for each reporting period. As of December 31, 2019, we had elected the practicability exception for equity investments without readily determinable fair values of $3.5 million and have not recognized any impairments or any upward adjustments on either an annual or cumulative basis due to observable price changes.

As of December 31, 2019, the carrying values of our equity securities were included in the following line item in our consolidated balance sheets (in thousands):

Measurement Alternative - No Readily Determinable Fair Value
Other assets	$3,500

(14) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2019	2018
Payroll and related liabilities	$2,929	$3,620
Other	4,704	4,750
Total accrued liabilities	$7,633	$8,370

(15) PRODUCT WARRANTIES

Changes in our product warranty obligations were as follows (in thousands):

	2019	2018
Balance, January 1	$5,575	$6,117
Accruals	5,103	3,884
Payments	(4,961)	(4,426)
Balance, December 31	$5,717	$5,575

(16) BORROWINGS

Line of Credit
On March 29, 2019, we entered into a Credit Agreement with Chase that provides for a $40.0 million revolving line of credit. The term of the 2019 Chase Credit Agreement expires on March 29, 2022 and is secured by substantially all of our assets.

The 2019 Chase Credit Agreement contains customary covenants for financings of this type, including, among other terms and conditions, revolving availability subject to a calculated borrowing base, minimum cash reserves and minimum fixed charge cover ratio covenants, as well as limitations and conditions on our ability to (i) create, incur, assume or be liable for indebtedness; (ii) dispose of assets outside the ordinary course of business; (iii) acquire, merge or consolidate with or into another person or entity; (iv) create, incur or allow any lien on any of our property; (v) make investments; or (vi) pay dividends or make distributions, in each case subject to certain exceptions. In addition, the 2019 Chase Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods), as well as a subjective acceleration clause.

As of December 31, 2019, we had $14.3 million of outstanding borrowings under the line of credit resulting primarily from our term loan payoff. Any outstanding balance is due and payable on March 29, 2022. As of December 31, 2019, we had $1.7 million standby letters of credit. The interest rate applicable to each advance under the revolving line of credit is based on either Chase's floating prime rate or adjusted LIBOR, plus an applicable margin. As of December 31, 2019, our borrowing rate for line of credit advances was 3.69%.

The Company concluded a breach of the minimum fixed charge coverage ratio covenant on the 2019 Chase Credit Agreement at the December 31, 2019 measurement date. The Company classified the 2019 Chase Credit Agreement as a non-current liability as of the December 31, 2019 financial statements as the covenant being breached at the balance sheet date was cured with alternative sources of funding obtained to terminate the 2019 Chase Credit Agreement as of the issuance of these financial statements. See Note 26, Subsequent Events to the consolidated financial statements in Part II, Item 8 of this report.

Term Loan and Line of Credit
As of December 31, 2019, we had closed our term loan and the related line of credit and no letters of credit were issued under the 2014 Chase Credit Agreement.

On December 31, 2015 we entered into an amendment (the “Amendment”) to our existing 2014 Chase Credit Agreement, dated December 5, 2014, with Chase that provided for an $80 million term loan to finance the acquisition of Octane Fitness (the “Term Loan”), which was scheduled to mature on December 31, 2020. The Term Loan and a $20 million revolving line of credit with Chase were secured by substantially all of the assets of Nautilus. The 2014 Chase Credit Agreement was amended on December 21, 2018, which, among other changes, extended the term of the $20.0 million revolving line of credit to December 31, 2021. This credit facility was terminated on March 29, 2019 in connection with entering into the $40.0 million line of credit agreement discussed above.

(17) INCOME TAXES

Income Tax Expense
(Loss) income from continuing operations before income taxes was as follows (in thousands):

	Year Ended December 31,
	2019	2018
U.S.	$(102,004)	$19,109
Non-U.S.	172	1,892
(Loss) income from continuing operations before income taxes	$(101,832)	$21,001

Income tax (benefit) expense from continuing operations was as follows (in thousands):

	Year Ended December 31,
	2019	2018
Current:
U.S. federal	$164	$1,750
U.S. state	419	477
Non-U.S.	453	435
Total current	1,036	2,662
Deferred:
U.S. federal	(9,431)	2,235
U.S. state	(540)	1,059
Non-U.S.	(602)	(65)
Total deferred	(10,573)	3,229
Income tax (benefit) expense	$(9,537)	$5,891

Following is a reconciliation of the U.S. statutory federal income tax rate with our effective income tax rate for continuing operations:

	Year Ended December 31,
	2019	2018
U.S. statutory income tax rate	21.0%	21.0%
State tax, net of U.S. federal tax benefit	3.8	5.7
Non-U.S. income taxes	—	0.1
Nondeductible operating expenses	(0.4)	3.1
Research and development credit	0.5	(3.1)
Change in deferred tax measurement rate	(0.1)	0.1
Change in uncertain tax positions	0.1	0.8
Excess tax benefits from stock plans	(0.2)	(0.7)
Change in valuation allowance	(1.5)	1.8
Impairment of intangibles	(13.6)	—
Other	(0.2)	(0.7)
Effective income tax rate	9.4%	28.1%

Deferred Income Taxes
Individually significant components of deferred income tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2019	2018
Deferred income tax assets:
Accrued liabilities	$2,152	$2,453
Allowance for doubtful accounts	10	23
Inventory valuation	509	424
Capitalized indirect inventory costs	299	442
Stock-based compensation expense	548	811
Deferred rent	478	520
Net operating loss carryforward	7,580	1,137
Basis difference on long-lived assets	1,228	608
Credit carryforward	1,221	747
Other	426	219
Gross deferred income tax assets	14,451	7,384
Valuation allowance	(2,743)	(1,247)
Deferred income tax assets, net of valuation allowance	11,708	6,137
Deferred income tax liabilities:
Prepaid advertising	(320)	(674)
Other prepaids	(858)	(762)
Basis difference of long-lived assets	(11,628)	(16,474)
Other	(55)	(4)
Deferred income tax liabilities	(12,861)	(17,914)
Net deferred income tax liabilities	$(1,153)	$(11,777)

Our net deferred income tax assets (liabilities) were recorded on our consolidated balance sheets as follows (in thousands):

	As of December 31,
	2019	2018
Deferred income tax assets, non-current (recorded in "other assets")	630	111
Deferred income tax liabilities, non-current	(1,783)	(11,888)
Net deferred income tax liabilities	$(1,153)	$(11,777)

We account for income taxes based on the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require us to interpret existing tax law and other published guidance as applied to our circumstances. As part of this assessment, we consider both positive and negative evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which the strength of the evidence can be objectively verified. Based on our analysis during the fourth quarter of 2019, we determined that an additional $1.6 million of valuation allowance was necessary against the U.S. state net operating loss carryforward deferred tax assets, and, accordingly, the amount is included as a component of income tax expense from continuing operations in 2019.

As of December 31, 2019, we had a valuation allowance against net deferred income tax assets of $2.7 million. Of the valuation allowance, $2.5 million primarily relates to domestic state tax credit carryforwards and state net operating loss carryforwards as we currently do not anticipate generating income of appropriate character to utilize those deferred tax assets. The remainder of $0.2 million primarily relates to certain foreign intangible assets which are not more likely than not to be realized due the indefinite nature of the deferred tax assets. Should it be determined in the future that it is more likely than not that our domestic deferred income tax assets will be realized, an additional valuation allowance would be released during the period in which such an assessment is made. There have been no material changes to our foreign operations since December 31, 2018, and, accordingly, we maintain our existing valuation allowance on foreign deferred income tax assets in such jurisdictions at December 31, 2019.

Income Tax Carryforwards
As of December 31, 2019, we had the following income tax carryforwards (in millions):

	Amount	Expires in
Net operating loss carryforwards
U.S. federal	$25.0	Indefinite
U.S. state	$39.3	2020 - 2039
China	$0.1	2022
Income tax credit carryforwards
U.S. federal	$0.5	2039
U.S. state	$1.0	2020 - 2034

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

Unrecognized Tax Benefits
Following is a reconciliation of gross unrecognized tax benefits from uncertain tax positions, excluding the impact of penalties and interest (in thousands):

	2019	2018
Balance, January 1	$2,330	$2,194
Additions for tax positions taken in prior years	44	41
Reductions for tax positions taken in prior years	(81)	(4)
Additions for tax positions related to the current year	87	116
Lapses of statutes of limitations	(42)	(12)
Other	—	(5)
Balance, December 31	$2,338	$2,330

Of the $2.3 million of gross unrecognized tax benefits from uncertain tax positions outstanding as of December 31, 2019, $2.1 million would affect our effective tax rate if recognized.
We recorded tax-related interest and penalty expense of $0.4 million for both 2019 and 2018. We had a cumulative liability for interest and penalties related to uncertain tax positions as of December 31, 2019 and 2018 of $1.7 million and $1.3 million, respectively.
Our U.S. federal income tax returns for 2010 through 2019 are open to review by the U.S. Internal Revenue Service. Our state income tax returns for 2008 through 2019 are open to review, depending on the respective statute of limitation in each state. In addition, we file income tax returns in several non-U.S. jurisdictions with varying statutes of limitation.

As of December 31, 2019, we believe it is reasonably likely that, within the next twelve months, $0.8 million of the previously unrecognized tax benefits related to certain non-U.S. filing positions may be recognized due to the expirations of the statutes of limitations.

(18) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income, net of applicable taxes, reported on our consolidated balance sheets consists of unrealized holding gains and losses on available-for-sale securities, effective portions of gains and losses of derivative securities designated as cash flow hedges, and foreign currency translation adjustments. The following table sets forth the changes in accumulated other comprehensive (loss) income, net of tax (in thousands) for the periods presented:

	Unrealized (Loss) Gain on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2017	$(64)	$216	$(411)	$(259)
Current period other comprehensive income (loss) before reclassifications	58	165	(715)	(492)
Reclassification of amounts to earnings	—	(158)	—	(158)
Net other comprehensive income (loss) during period	58	7	(715)	(650)
Balance, December 31, 2018	(6)	223	(1,126)	(909)
Current period other comprehensive income (loss) before reclassifications	18	(128)	189	79
Reclassification of amounts to earnings	(12)	(95)	—	(107)
Net other comprehensive income (loss) during period	6	(223)	189	(28)
Balance, December 31, 2019	$—	$—	$(937)	$(937)

(19) STOCK-BASED COMPENSATION

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

Upon adoption, there were approximately 4.8 million shares available for issuance under the 2015 Plan. The number of shares available for issuance upon adoption of the 2015 Plan included new shares approved, plus any shares of common stock which were previously reserved for issuance under our preceding plan and were not subject to grant as of April 28, 2015, or as to which the stock-based compensation award is forfeited on or after April 28, 2015. The number of shares available for issuance is reduced by (i) two shares for each share delivered in settlement of any stock appreciation rights, RSA, RSU or PSU awards, and (ii) one share for each share delivered in settlement of a stock option award. In no event shall more than 1.0 million aggregate shares of common stock subject to stock options, stock appreciation rights, RSA, RSU or PSU awards be granted to any one participant in any one year under the 2015 Plan. At December 31, 2019, we had 1.1 million shares available for future grant under our 2015 Plan, and a total of 3.2 million shares of our common stock are reserved for future issuance pursuant to awards currently outstanding under the 2015 Plan and our previous plan combined.

Stock Option Activity
Stock option activity was as follows (shares in thousands):

	Options Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2018	166	$6.97
Granted	682	1.79
Forfeited, canceled or expired	(81)	7.44
Exercised	(27)	2.76
Outstanding at December 31, 2019	740	$2.30

Certain information regarding options outstanding at December 31, 2019 was as follows:

	Options Outstanding	Options Exercisable	Options Vested and Expected to Vest
Number (in thousands)	740	58	740
Weighted-average exercise price	$2.30	$8.30	$2.30
Aggregate intrinsic value (in thousands)	$—	$—	$—
Weighted average remaining contractual term (in years)	7.1	1.4	7.1

RSA Activity
Compensation expense for RSAs is recognized over the estimated vesting period. Following is a summary of RSA activity (shares in thousands):

	RSAs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2018	50	$15.18
Granted	55	5.32
Vested	(20)	14.65
Outstanding at December 31, 2019	85	$8.90

RSU Activity
Compensation expense for RSUs is recognized over the estimated vesting period. Following is a summary of RSU activity (shares in thousands):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2018	368	$13.98
Granted	1,113	1.80
Forfeited, canceled or expired	(123)	13.35
Vested	(48)	18.69
Outstanding at December 31, 2019	1,310	$3.52

PSU Activity
Compensation expense for PSUs is recognized over the estimated requisite service period based on the number of PSUs ultimately expected to vest.

In December 2015, in connection with the acquisition of Octane Fitness, we granted PSU awards to a certain executive officer and management team personnel covering a total of 117,230 shares of our common stock. As of December 31, 2019, these awards had been forfeited or were replaced by comparable awards and were no longer outstanding.

In February 2016, we granted PSU awards to certain of our executive officers and management team covering a total of 54,818 shares of our common stock. The PSUs vest based on achievement of goals established for growth in operating income as a percentage of net revenue and return on invested capital over the three-year performance period ended December 31, 2018. The number of shares that ultimately vested following conclusion of the performance period was determined based on the level at which the financial goals were achieved. The number of shares vesting could range from 60% of the PSU awards if minimum thresholds were achieved to a maximum of 150%. These awards are expected to vest at 0% achievement. As of December 31, 2019, these awards had been forfeited or were replaced by comparable awards and were no longer outstanding.

In February 2017, we granted PSU awards to certain of our executive officers and management team covering a total of 72,017 shares of our common stock. The PSUs vest based on achievement of goals established for growth in operating income as a percentage of net revenue and return on invested capital over the three-year performance period ended December 31, 2019. The number of shares that ultimately vest following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%. These awards are currently expected to vest at 0% achievement. As of December 31, 2019, these awards had been forfeited or were replaced by comparable awards and were no longer outstanding.

In February 2018, we granted PSU awards to certain of our executive officers and management team covering a total of 119,351 shares of our common stock. The PSUs vest based on achievement of goals established for growth in operating income as a percentage of net revenue and return on invested capital over the three-year performance period ending December 31, 2020. The number of shares that ultimately vest following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%. These awards are expected to vest at 0% achievement. As of December 31, 2019, approximately 115,000 PSU shares remained, net of actual forfeitures to date.

Following is a summary of PSU activity (shares in thousands):

	PSUs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2018	221	$14.73
Granted and additional goal shares awarded	—	—
Forfeited, canceled or expired	(106)	14.90
Vested	—	—
Outstanding at December 31, 2019	115	$14.57

Stock-Based Compensation
Stock-based compensation expense, primarily included in general and administrative expense, was as follows (in thousands):

	Year Ended December 31,
	2019	2018
Stock options	$61	$6
RSAs	289	292
RSUs	609	1,527
PSUs	(410)	52
ESPP	70	104
	$619	$1,981

Certain other information regarding our stock-based compensation was as follows (in thousands):

	Year Ended December 31,
	2019	2018
Total intrinsic value of stock options exercised	$84	$1,451
Fair value of RSUs vested	354	655
Fair value of PSUs vested	—	614

As of December 31, 2019, unrecognized compensation expense for outstanding, but unvested stock-based awards was $2.9 million, which is expected to be recognized over a weighted average period of 0.3 to 1.8 years.

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

ESPP activity was as follows (shares in thousands):

	Shares Available for Issuance	Weighted- Average Purchase Price	Weighted-Average Discount per Share
Balance at December 31, 2018	394
Employee shares purchased	(101)	$2.39	$0.26
Balance at December 31, 2019	293

Assumptions used in calculating the fair value of employee stock purchases were as follows:

	Year Ended December 31,
	2019	2018
Dividend yield	—%	—%
Risk-free interest rate	2.3%	1.7%
Expected life (years)	N/A	N/A
Expected volatility	64%	40%

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

(20) STOCK REPURCHASE PROGRAMS

On April 25, 2017, our Board of Directors authorized a $15.0 million share repurchase program. Under this program, shares of common stock may be repurchased from time to time through April 25, 2019. During 2018, repurchases under this program totaled $12.0 million. As of November 2018, the stock repurchases under this program were completed in full and the program expired.

On February 21, 2018 our Board of Directors authorized a $15.0 million share repurchase program. Under this program, shares of our common stock may be repurchased from time to time through February 21, 2020. As of December 31, 2019, repurchases under this program totaled $1.0 million and $14.0 million remaining available for future share repurchases under the existing program.

Cumulative repurchases for 2018 through 2019 for all programs were as follows:

Year Ended	Number of Shares	Repurchased Amount	Average Price per Share
December 31, 2018	990,229	$12,995,791	$13.12
	990,229	$12,995,791	$13.12

Repurchases may be made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases are funded with existing cash balances, and the repurchased shares are retired and returned to unissued authorized shares.

(21) (LOSS) INCOME PER SHARE

Basic per share amounts were computed using the weighted average number of common shares outstanding. Diluted per share amounts were calculated using the number of basic weighted average shares outstanding increased by dilutive potential common shares related to stock-based awards, as determined by the treasury stock method.

The weighted average numbers of shares outstanding used to compute (loss) income per share amounts were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Shares used for basic per share calculations	29,684	30,099
Dilutive effect of outstanding options, RSUs, and PSUs	—	256
Shares used for diluted per share calculations	29,684	30,355

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted per share due to loss from continuing operations, as such, the exercise or conversion of any potential shares would increase the number of shares in the denominator and results in a lower loss per share (in thousands):

	As of December 31,
	2019	2018
Stock options	96	—
RSUs	257	—

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted (loss) income per share. In the case of RSUs, this is because unrecognized compensation expense exceeds the current value of the awards (i.e., grant date market value was higher than current average market price). In the case of stock options, this is because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future (in thousands):

	As of December 31,
	2019	2018
Stock options	76	10
RSUs	228	1

(22) 401(k) SAVINGS PLAN

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

	Year ended December 31,
	2019	2018
401(k) matching contributions	$976	$1,105

(23) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments - Direct and Retail. There have been no changes in our operating segments during the year ended December 31, 2019.

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

Following is summary information by reportable segment (in thousands):

	Year Ended December 31,
	2019	2018
Net Sales:
Direct	$119,651	$184,925
Retail	186,584	208,092
Unallocated royalty	3,050	3,736
Consolidated net sales	$309,285	$396,753
Contribution:
Direct	$(24,569)	$6,865
Retail	16,043	31,516
Unallocated royalty	3,050	3,733
Consolidated contribution	$(5,476)	$42,114

Reconciliation of consolidated contribution to (loss) income from continuing operations:
Consolidated contribution	$(5,476)	$42,114
Amounts not directly related to segments:
Operating expenses	(95,068)	(21,345)
Other expense, net	(1,288)	232
Income tax (benefit) expense	(9,537)	5,891
(Loss) income from continuing operations	$(92,295)	$15,110

Depreciation and amortization expense:
Direct	$2,919	$1,537
Retail	5,657	5,098
Unallocated corporate	2,235	2,307
Total depreciation and amortization expense	$10,811	$8,942

	As of December 31,
Assets:	2019	2018
Direct	$47,377	$50,907
Retail	148,965	204,921
Unallocated corporate	24,137	77,116
Total assets	$220,479	$332,944

There are no material long-lived assets held outside of the U.S.

In 2019 and 2018, each of Amazon.com and Dick's Sporting Goods accounted for more than 10% of total net sales as follows:

	Year Ended December 31,
	2019	2018
Amazon.com	15.2%	11.5%
Dick's Sporting Goods	11.7%	13.8%

(24) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of December 31, 2019, we had approximately $28.4 million in non-cancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the number of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses. As of December 31, 2019, we had no outstanding letters of credit with any of our vendors.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of December 31, 2019.

Legal Matters
From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. These legal proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

Litigation and jury verdicts are, to some degree, inherently unpredictable, and although we have determined that a loss is not probable in connection with any current legal proceeding, it is reasonably possible that a loss may be incurred in connection with proceedings to which we are a party. Assessment of whether incurrence of a loss is probable, or a reasonable possibility, in connection with a particular proceeding, and estimation of the loss, or a range of loss, involves complex judgments and numerous uncertainties. Management is unable to estimate a range of reasonably possible losses related to litigation in which the damages sought are indeterminate, or the legal and factual basis for the relevant claims have not been developed with specificity. As such, zero liability is recorded as of December 31, 2019.

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

(25) SUPPLEMENTARY INFORMATION - QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table summarizes our unaudited quarterly financial data for 2019 and 2018 (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
2019
Net sales	$84,400	$59,004	$61,708	$104,173	$309,285
Gross profit	35,842	17,517	19,067	38,157	110,583
Operating (loss) income(1)	(10,167)	(85,414)	(8,253)	3,290	(100,544)
(Loss) income from continuing operations(2)	(8,484)	(78,744)	(8,730)	3,663	(92,295)
Loss from discontinued operations	(91)	(124)	(114)	(176)	(505)
Net (loss) income	(8,575)	(78,868)	(8,844)	3,487	(92,800)
Net (loss) income per share:
Basic	$(0.29)	$(2.66)	$(0.30)	$0.12	$(3.13)
Diluted	(0.29)	(2.66)	(0.30)	0.12	(3.13)

2018
Net sales	$114,813	$75,498	$91,057	$115,385	$396,753
Gross profit	58,871	33,648	38,506	50,715	181,740
Operating income	10,697	1,202	6,160	2,710	20,769
Income from continuing operations	8,140	1,007	4,503	1,460	15,110
Loss from discontinued operations	(81)	(79)	(194)	(98)	(452)
Net income	8,059	928	4,309	1,362	14,658
Net income per share:
Basic	$0.27	$0.03	$0.14	$0.05	$0.49
Diluted	0.26	0.03	0.14	0.05	0.48

(1) Operating (loss) income for the quarter ended June 30, 2019 included a $72.0 million non-cash goodwill and intangible impairment charge.
(2) (Loss) income from continuing operations for the quarter ended September 30, 2019 includes an immaterial correction to reduce income tax expense and the valuation allowance by $1.8 million. The correction reflects the impact of 2017 tax reform associated with the application of indefinite-lived deferred taxes to properly calculate the valuation allowance.

(26) SUBSEQUENT EVENTS

On January 31, 2020 the Company entered into a Credit Agreement by and among the Company and certain of its subsidiaries from time to time party thereto, as borrowers (collectively, the “Borrowers”), Wells Fargo Bank, National Association, a national banking association and lenders from time to time party thereto (“Wells Fargo” or collectively the "Lenders"), as administrative agent, pursuant to which the Lenders have agreed, among other things, to make available to the Borrowers an asset-based revolving loan facility in the aggregate principal amount of up to $55.0 million, subject to a borrowing base, (the “ABL Revolving Facility”) and a term loan facility in the aggregate principal amount of $15.0 million (the “Term Loan Facility, collectively the "Financing"), in each case, as such amounts may increase or decrease in accordance with the terms of the Credit Agreement. The principal amount of the loan will bear interest based on the base rate or the London Interbank Offer Rate ("LIBOR") rate, plus an applicable margin. Interest on the ABL Revolver Facility will accrue at LIBOR plus a margin of 1.75% to 2.25% (based on average quarterly availability) and interest on the Term Loan Facility will accrue at LIBOR plus 5.00%.

Borrowings under the Credit Agreement will mature, and all outstanding amounts thereunder will be payable on January 31, 2025, unless the maturity is accelerated subject to the terms set forth in the Credit Agreement. Each Borrower’s obligations under the Credit Agreement are guaranteed by the Company and each of the Company’s subsidiaries that are party to the Credit Agreement from time to time. Repayment of obligations under the Credit Agreement is secured by a pledge over substantially all assets and proceeds thereof now owned or hereafter acquired by the Company and certain of its subsidiaries. The Company will use proceeds from the Financing to refinance the existing $40.0 million asset-based revolving facility with Chase, pay transaction expenses, and for general corporate purposes. The Company’s existing credit facilities and agreements with Chase and all guarantees and liens existing in connection with those facilities and agreements were terminated upon the closing of the transaction contemplated by the Credit Agreement.

The Credit Agreement contains customary affirmative and negative covenants for financings of this type, including, among other terms and conditions, delivery of financial statements, reports and maintenance of existence, revolving availability subject to a calculated borrowing base, as well as limitations and conditions on the Company’s and each of its participating subsidiaries’ ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of its property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. The financial covenants set forth in the Credit Agreement include a minimum liquidity covenant of $7.5 million. Beginning February 1, 2022, the minimum liquidity covenant will decrease to $5.0 million and only a minimum EBITDA covenant will apply. In addition, the Credit Agreement includes customary events of default, including but not limited to, the nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).

The Company’s credit facilities and agreements with Chase, and all guarantees and liens existing in connection with those facilities and agreements, was terminated upon the closing of the transactions contemplated by the Credit Agreement. The Company concluded a breach of the minimum fixed charge coverage ratio covenant on the 2019 Chase Credit Agreement at the December 31, 2019 measurement date. The Company classified the 2019 Chase Credit Agreement as a non-current liability as of the December 31, 2019 financial statements as the covenant being breached at the balance sheet date was cured with alternative sources of funding obtained to terminate the 2019 Chase Credit Agreement as of the issuance of these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As of December 31, 2019, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2019 that our disclosure controls and procedures were effective.

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

Management's Assessment
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which appears in Part II, Item 8 of this report.

Changes In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the captions Election of Directors, Delinquent Section 16(a) Reports, Information About Our Executive Officers, Information Concerning the Board of Directors and Code of Ethics in our Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC by April 29, 2020 (the "2020 Proxy Statement"). If the 2020 Proxy Statement is not filed with the SEC by April 29, 2020, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 29, 2020.

Item 11. Executive Compensation

The information required by this item will be set forth under the captions Executive Compensation and Director Compensation in our 2020 Proxy Statement. If the 2020 Proxy Statement is not filed with the SEC by April 29, 2020, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 29, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table provides information about our equity compensation plan as of December 31, 2019 (shares in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1),(2) (a)	Weighted average exercise price of outstanding options, warrants and rights(3) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	855	$2.30	1,058
Equity compensation plans not approved by security holders	—	—	—
Total	855	$2.30	1,058

(1) Includes approximately 115 PSU awards granted to certain executive officers and management team. The awards vest based on service requirements along with achievement of certain financial goals established for a three-year performance period, and can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%. Of the 115 PSU shares, 115 are calculated at an estimated 100% of the target award.
(2) Excludes 1,395 RSA and RSU awards outstanding at December 31, 2019, of which 85 RSA shares are subject to vesting and release, and 1,310 RSU shares are subject to vesting, release and forfeiture.
(3) Weighted average exercise price shown in column (b) does not take into account the PSU awards included in column (a) of the table.

For further information regarding our equity compensation plan, refer to Note 19, Stock-Based Compensation, to our consolidated financial statements in Part II, Item 8 of this report.

Beneficial Ownership
The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in our 2020 Proxy Statement. If the 2020 Proxy Statement is not filed with the SEC by April 29, 2020, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 29, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Information Concerning the Board of Directors in our 2020 Proxy Statement. If the 2020 Proxy Statement is not filed with the SEC by April 29, 2020, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 29, 2020.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Ratification of Appointment of Independent Registered Public Accounting Firm for 2020 in our 2020 Proxy Statement. If the 2020 Proxy Statement is not filed with the SEC by April 29, 2020, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 29, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Schedules
The consolidated financial statements, together with the report thereon of KPMG LLP is included on the pages indicated below:

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits
The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation - Incorporated by reference to Exhibit A to Schedule 14A, as filed with the Commission on April 22, 2008.

3.2	Amended and Restated Bylaws - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on April 5, 2005.

3.3	Amendment to Amended and Restated Bylaws of the Company - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on January 31, 2007.

4.1	Description of Securities Registered Under Section 12 of the Exchange Act.

10.1
Trademark License Agreement, dated September 20, 2001, by and between Pacific Direct, LLC and Nautilus, Inc. - Incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the three months ended September 30, 2001, as filed with the Commission on November 14, 2001.

10.2
License Agreement dated as of December 29, 2009 between Nautilus, Inc. and Fit Dragon International, Inc. - Incorporated by reference to Exhibit 10.24 of our Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.3
Technology Transfer and License Agreement dated as of December 29, 2009 between Nautilus, Inc. and Fit Dragon International, Inc. - Incorporated by reference to Exhibit 10.26 of our Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.4*
Severance and Employment Agreement, dated September 21, 2007, between the Company and Wayne M. Bolio - Incorporated by reference to Exhibit 10.33 of our Form 10-K for the fiscal year ended December 31, 2010 as filed with the Commission on March 8, 2011.

10.5*
Severance and Employment Agreement, dated March 30, 2011, between the Company and William B. McMahon - Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K as filed with the Commission on March 31, 2011.

10.6
Office Lease Agreement dated as of July 25, 2011, by and between Nautilus, Inc. and Columbia Tech Center, L.L.C. - Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K as filed with the Commission on July 29, 2011.

10.7*
Form of Non-Employee Director Nonstatutory Stock Option Agreement - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the three months ended March 31, 2012 as filed with the Commission on May 9, 2012.

10.8*
Form of Non-Employee Director Restricted Stock Unit Award Agreement - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the three months ended June 30, 2013 as filed with the Commission on August 8, 2013.

10.9*
Offer Letter, dated July 26, 2013, between the Company and Jeffery Collins - Incorporated by reference to Exhibit 10.3 of our Form 10-Q for the three months ended March 31, 2014 as filed with the Commission on May 8, 2014.

10.10
First Lease Modification Agreement, dated as of June 19, 2014, to the Office Lease by and between Nautilus, Inc. and Columbia Tech Center, L.L.C. dated July 25, 2011 - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the three months ended June 30, 2014 as filed with the Commission on August 7, 2014.

10.11*	Nautilus, Inc. 2015 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated April 28, 2015 as filed with the Commission on May 4, 2015.

10.12*	Nautilus, Inc. Employee Stock Purchase Plan - Incorporated by reference to Exhibit 10.2 of our Form 8-K dated April 28, 2015 as filed with the Commission on May 4, 2015.

10.13*
Employment Agreement dated May 1, 2018, by and between Nautilus, Inc. and Jay E. McGregor - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended March 31, 2019 as filed with the Commission on May 8, 2019.

10.14*
Employment Agreement dated January 1, 2018 by and between Nautilus, Inc. and Christopher K. Quatrochi - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the quarter ended March 31, 2019 as filed with the Commission on May 8, 2019.

10.15*
Employment Agreement dated July 8, 2019, by and between Nautilus, Inc. and James Barr IV - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended June 30, 2019 as filed with the Commission on August 8, 2019.

Exhibit No.	Description
10.16*
Employment Agreement dated December 10, 2019, by and between Nautilus, Inc. and Aina Konold - Incorporated by reference to Exhibit 10.1 of our Form 10-K for the year ended December 31, 2019 as filed with the Commission on December 11, 2019.

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

NAUTILUS, INC.
(Registrant)

February 26, 2020	By:	/s/ James Barr IV
Date		James Barr IV
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.
(Registrant)

February 26, 2020	By:	/s/ Aina E. Konold
Date		Aina E. Konold
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jim Barr, Aina Konold and Wayne M. Bolio, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2020.

(Remainder of page is blank.)

Signature	Title
/s/ James Barr IV	Chief Executive Officer (Principal Executive Officer)
James Barr IV

/s/ Aina E. Konold	Chief Financial Officer (Principal Financial and Accounting Officer)
Aina E. Konold

/s/ M. Carl Johnson, III	Chairman
M. Carl Johnson, III

/s/ Ronald P. Badie	Director
Ronald P. Badie

/s/ Richard A. Horn	Director
Richard A. Horn

/s/ Anne G. Saunders	Director
Anne G. Saunders

/s/ Marvin G. Siegert	Director
Marvin G. Siegert