Form 10-Q
period 2020-03-31
NAUTILUS, INC.
filed 2020-05-07
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
The number of shares outstanding of the registrant's common stock as of May 1, 2020 was 29,816,595 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$23,024	$11,070
Restricted cash	3,432	—
Trade receivables, net of allowances of $415 and $45	34,260	54,600
Inventories	34,927	54,768
Prepaids and other current assets	7,281	8,283
Income taxes receivable	10,149	472
Total current assets	113,073	129,193
Property, plant and equipment, net	23,143	22,755
Operating lease right-of-use assets	19,882	20,778
Other intangible assets, net	42,449	43,243
Other assets	5,823	4,510
Total assets	$204,370	$220,479
Liabilities and Shareholders' Equity
Trade payables	$34,210	$74,255
Accrued liabilities	9,445	7,633
Operating lease liabilities, current portion	3,782	3,720
Warranty obligations, current portion	3,366	3,100
Debt payable, current portion, net of unamortized debt issuance costs of $70 and $0	1,555	—
Total current liabilities	52,358	88,708
Operating lease liabilities, non-current	18,026	18,982
Warranty obligations, non-current	2,884	2,617
Income taxes payable, non-current	3,852	3,676
Deferred income tax liabilities, non-current	7,788	1,783
Other non-current liabilities	17	46
Debt payable, non-current, net of unamortized debt issuance costs of $270 and $230	26,520	14,071
Total liabilities	111,445	129,883
Commitments and contingencies (Note 17)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 29,817 and 29,781 shares issued and outstanding	1,781	1,261
Retained earnings	92,456	90,272
Accumulated other comprehensive loss	(1,312)	(937)
Total shareholders' equity	92,925	90,596
Total liabilities and shareholders' equity	$204,370	$220,479

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Net sales	$93,722	$84,400
Cost of sales	58,125	48,558
Gross profit	35,597	35,842
Operating expenses:
Selling and marketing	24,686	34,043
General and administrative	7,656	7,655
Research and development	3,815	4,311
Total operating expenses	36,157	46,009
Operating loss	(560)	(10,167)
Other expense:
Interest income	2	165
Interest expense	(627)	(205)
Other, net	41	(393)
Total other expense, net	(584)	(433)
Loss from continuing operations before income taxes	(1,144)	(10,600)
Income tax benefit	(3,446)	(2,116)
Income (loss) from continuing operations	2,302	(8,484)
Discontinued operations:
Loss from discontinued operations before income taxes	(34)	(14)
Income tax expense of discontinued operations	84	77
Loss from discontinued operations	(118)	(91)
Net income (loss)	$2,184	$(8,575)

Basic income (loss) per share from continuing operations	$0.08	$(0.29)
Basic loss per share from discontinued operations	—	—
Basic net income (loss) per share(1)	$0.07	$(0.29)

Diluted income (loss) per share from continuing operations	$0.08	$(0.29)
Diluted loss per share from discontinued operations	—	—
Diluted net income (loss) per share(1)	$0.07	$(0.29)
Shares used in per share calculations:
Basic	29,796	29,573
Diluted	30,584	29,573

(1) May not add due to rounding.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$2,184	$(8,575)
Other comprehensive (loss) income:
Unrealized gain on available-for-sale securities, net of income tax expense of $0 and $5	—	15
Loss on derivative securities, effective portion, net of income tax benefit of $0 and $33	—	(100)
Foreign currency translation, net of income tax benefit of $32 and $55	(375)	128
Other comprehensive (loss) income	(375)	43
Comprehensive income (loss)	$1,809	$(8,532)

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2019	29,781	$1,261	$90,272	$(937)	$90,596
Net income	—	—	2,184	—	2,184
Foreign currency translation adjustment, net of income tax benefit of $32	—	—	—	(375)	(375)
Stock-based compensation expense	—	564	—	—	564
Common stock issued under equity compensation plan, net of shares withheld for tax payments	36	(44)	—	—	(44)
Balances at March 31, 2020	29,817	$1,781	$92,456	$(1,312)	$92,925

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2018	29,545	$215	$183,290	$(909)	$182,596
Net loss	—	—	(8,575)	—	(8,575)
Unrealized gain on marketable securities, net of income tax expense of $5	—	—	—	15	15
Loss on derivative securities, effective portion, net of income tax benefit of $33	—	—	—	(100)	(100)
Foreign currency translation adjustment, net of income tax benefit of $55	—	—	—	128	128
Stock-based compensation benefit	—	(147)	(218)	—	(365)
Common stock issued under equity compensation plan, net of shares withheld for tax payments	48	(68)	—	—	(68)
Balances at March 31, 2019	29,593	$—	$174,497	$(866)	$173,631

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Income (loss) from continuing operations	$2,302	$(8,484)
Loss from discontinued operations	(118)	(91)
Net income (loss)	2,184	(8,575)
Adjustments to reconcile net income (loss) to cash provided by (used in)
operating activities:
Depreciation and amortization	2,810	2,485
Provision for allowance for doubtful accounts	374	61
Inventory lower-of-cost-or-market/NRV adjustments	982	224
Stock-based compensation expense (benefit)	564	(365)
Loss on asset dispositions	—	424
Loss on debt extinguishment	230	—
Deferred income taxes, net of valuation allowance	6,029	(2,439)
Other	329	(31)
Changes in operating assets and liabilities:
Trade receivables	20,265	23,880
Inventories	18,945	7,617
Prepaids and other assets	1,934	1,771
Income taxes receivable	(9,678)	(108)
Trade payables	(40,271)	(47,158)
Accrued liabilities and other liabilities, including warranty obligations	1,629	(2,277)
Net cash provided by (used in) operating activities	6,326	(24,491)
Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	—	12,790
Purchases of property, plant and equipment	(1,694)	(1,551)
Purchases of other investments in non-controlled affiliates	—	(2,250)
Net cash (used in) provided by investing activities	(1,694)	8,989
Cash flows from financing activities:
Proceeds from long-term debt	44,142	236
Payments on long-term debt	(30,286)	(11,667)
Payments of debt issuance costs	(1,823)	—
Proceeds from exercise of stock options	—	39
Tax payments related to stock award issuances	(44)	(107)
Net cash provided by (used in) financing activities	11,989	(11,499)
Effect of exchange rate changes on cash and cash equivalents	(1,235)	(64)
Increase (decrease) in cash, cash equivalents and restricted cash	15,386	(27,065)
Cash and cash equivalents at beginning of period	11,070	38,125
Cash, cash equivalents and restricted cash at end of period	$26,456	$11,060

Supplemental disclosure of cash flow information:
Cash paid for interest	$238	$272
Cash paid for income taxes, net	43	62
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$577	$611

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	$23,024	$11,060
Restricted cash	3,432	—
Total cash, cash equivalents and restricted cash	$26,456	$11,060

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

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Further information regarding significant estimates can be found in our 2019 Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2020 and December 31, 2019, and our results of operations, comprehensive income (loss) and shareholders' equity for the three months ended March 31, 2020 and 2019 and our cash flows for the three months ended March 31, 2020 and 2019. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally, and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

Updates to Significant Accounting Policies

Restricted Cash

The Company is required by its banking partner to maintain a restricted bank account to cover for exposures on corporate credit cards, foreign exchange and letters of credits. The Company's use of these funds is restricted until its exposure with the banking partner is closed. The restricted cash total was $3.4 million as of March 31, 2020.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

ASU 2019-01
In March 2019, the FASB issued ASU 2019-01, "Leases (Topic 842): Codification Improvements." The amendments in ASU 2019-01 address three issues: (1) determining the fair value of the underlying asset by lessors that are not manufactures or dealers; (2) presentation on the statement of cash flows of sales-type and direct financing leases; and (3) transition disclosures related to Topic 250, Accounting Changes and Error Corrections. ASU 2019-01 is effective for public companies' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019 with early application permitted. Our adoption of ASU 2019-01 as of January 1, 2020 had no material impact on our financial position, results of operations or cash flows.

ASU 2018-13
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820 based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements, which was finalized in August 2018. The main provisions include removals, modifications, and additions of specific disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Certain amendments should be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption, while all other amendments should be applied retrospectively to all periods presented upon their effective date. Our adoption of ASU 2018-13 as of January 1, 2020 had no material impact on our financial position, results of operations or cash flows.

Recently Issued Pronouncements Not Yet Adopted

ASU 2020-04
In March 2020, the FASB issued optional guidance related to reference rate reform, which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our borrowing instruments, which use London Inter-bank Offered Rate ("LIBOR") as a reference rate, and is effective immediately, but is only available through December 31, 2022. We are currently assessing the impact of adopting this standard but do not expect the adoption of this guidance to have a material impact on our financial position, results of operations and cash flows.
ASU 2020-01
In January 2020, the FASB issued ASU 2020-01, "Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)." The amendments in ASU 2020-01 clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. ASU 2020-01 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We are currently assessing the impact of adopting this standard but do not expect the adoption of this guidance to have a material impact on our financial position, results of operations and cash flows.

ASU 2019-12
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The amendments in ASU 2019-12 introduce the following new guidance: (1) provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax; and (2) provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The amendments in ASU 2019-12 make changes to the following current guidance: (1) making an intraperiod allocation if there is a loss in continuing operations and a gain outside of continuing operations; (2) determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting; (3) accounting for tax law changes and year-to-date losses in interim periods; and (4) determining how to apply the income tax guidance to franchise taxes that are partially based on income. ASU 2019-12 is effective for public business entities' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. We are currently assessing the impact of adopting this standard but do not expect the adoption of this guidance to have a material impact on our financial position, results of operations and cash flows.

ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates for the Company, as a smaller reporting company, until fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently assessing the impact of adopting this standard but do not expect the adoption of this guidance to have a material impact on our financial position, results of operations and cash flows.

(2) REVENUES

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Product sales	$89,882	$80,132
Extended warranties and services	1,935	2,469
Other(1)	1,905	1,799
Net sales	$93,722	$84,400
(1) Other revenue is primarily freight and delivery, royalty income and subscription revenue.

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$79,950	$70,188
Canada	6,249	7,929
All other	7,523	6,283
Net sales	$93,722	$84,400

As of March 31, 2020, estimated revenue expected to be recognized in the future totaled $13.8 million, primarily related to customer order backlog, which includes firm orders for future shipment to our Retail customers, as well as unfulfilled consumer orders within the Direct channel. Direct orders of $8.0 million and Retail orders of $5.8 million comprised our backlog as of March 31, 2020. The estimated future revenues are net of contractual rebates and consideration payable for applicable Retail customers, and net of current promotional programs and sales discounts for our Direct customers.

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

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$1,225	$816
Cash additions	2,099	161
Revenue recognition	(1,274)	(498)
Balance, end of period	$2,050	$479

(3) FAIR VALUE MEASUREMENTS

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 - observable inputs such as quoted prices (unadjusted) in active liquid markets for identical securities as of the reporting date;

•
Level 2 - other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; or observable market prices in markets with insufficient volume and/or infrequent transactions; and

•	Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives
Foreign currency forward contracts	$—	$7	$—	$7
Total assets measured at fair value	$—	$7	$—	$7

Liabilities:
Derivatives
Foreign currency forward contracts	$—	$124	$—	$124
Total liabilities measured at fair value	$—	$124	$—	$124

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives
Foreign currency forward contracts	$—	$295	$—	$295
Total assets measured at fair value	$—	$295	$—	$295

Liabilities:
Derivatives
Foreign currency forward contracts	$—	$9	$—	$9
Total liabilities measured at fair value	$—	$9	$—	$9

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the three months ended March 31, 2020, nor for the year ended December 31, 2019.

We did not have any changes to our valuation techniques during the three months ended March 31, 2020, nor for the year ended December 31, 2019.

The fair values of our foreign currency forward contracts are calculated as the present value of estimated future cash flows using discount factors derived from relevant Level 2 market inputs, including forward curves and volatility levels.

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property, plant and equipment, goodwill, other intangible assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy.

As of March 31, 2020 and December 31, 2019, there were no assets or liabilities that were recorded at fair value on a nonrecurring basis.

The carrying values of cash, cash equivalents and restricted cash, trade receivables, prepaids and other current assets, trade payables and accrued liabilities approximate fair value due to their short maturities. The carrying value of our debt approximates its fair value and falls under Level 2 of the fair value hierarchy, as the interest rate is variable and based on current market rates.

(4) DERIVATIVES

From time to time, we enter into foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. We do not enter into derivative instruments for any purpose other than to manage foreign currency exposure. That is, we do not engage in currency exchange rate speculation using derivative instruments.

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of March 31, 2020, total outstanding contract notional amounts were $7.8 million. At March 31, 2020, these outstanding balance sheet hedging derivatives had maturities of 79 days or less.

The fair value of our derivative instruments was included in our condensed consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of
		March 31, 2020	December 31, 2019
Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Prepaids and other current assets	$7	$295
	Accrued liabilities	124	9

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Three Months Ended March 31,
		2020	2019
Derivative instruments designated as cash flow hedges:
Gain recognized in other comprehensive loss before reclassifications	---	$—	$(35)
Gain reclassified from accumulated other comprehensive loss to earnings for the effective portion	Interest expense	—	81
Income tax expense	Income tax benefit	—	(16)

Derivative instruments not designated as cash flow hedges:
(Gain) loss recognized in earnings	Other, net	$(13)	$505
Income tax expense (benefit)	Income tax benefit	3	(101)

For additional information related to our derivatives, see Notes 4 and 11.

(5) INVENTORIES

Inventories are stated at the lower of cost and net realizable value, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	March 31, 2020	December 31, 2019
Finished goods	$30,596	$49,853
Parts and components	4,331	4,915
Total inventories	$34,927	$54,768

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				March 31, 2020	December 31, 2019
Automobiles	5			$23	$23
Leasehold improvements	4	to	20	3,867	3,830
Computer software and equipment	2	to	7	26,816	26,816
Machinery and equipment	3	to	5	18,571	18,551
Furniture and fixtures	5	to	20	2,808	2,808
Work in progress(1)	N/A			4,959	2,747
Total cost				57,044	54,775
Accumulated depreciation				(33,901)	(32,020)
Total property, plant and equipment, net				$23,143	$22,755

(1) Work in progress includes information technology assets and production tooling.

Depreciation expense was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Depreciation expense	$2,007	$1,675

(7) OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				March 31, 2020	December 31, 2019
Indefinite-lived trademarks	N/A			$14,752	$14,752
Definite-lived trademarks	5	to	15	2,850	2,850
Patents	7	to	24	14,243	14,243
Customer relationships	10	to	15	24,700	24,700
				56,545	56,545
Accumulated amortization - definite-lived intangible assets				(14,096)	(13,302)
Other intangible assets, net				$42,449	$43,243

Amortization expense was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Amortization expense	$801	$810

Future amortization of definite-lived intangible assets is as follows (in thousands):

Remainder of 2020	$2,395
2021	3,168
2022	3,168
2023	3,168
2024	3,118
Thereafter	12,680
$27,697

(8) LEASES

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

Operating lease expense was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease expense	$1,135	$1,118

Leases with an initial term of 12 months or less ("short-term lease") are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. The short-term lease expense as of March 31, 2019 was $0.2 million.

Other information related to leases was as follows:

As of
March 31, 2020
Supplemental cash flow information:
Weighted average remaining operating lease term	4.0 years
Weighted average discount rate on operating leases	4.49%

We determined the discount rate for leases using a portfolio approach to determine an incremental borrowing rate to calculate the right-of-use assets and lease liabilities.

Maturities of operating lease liabilities under noncancellable leases were as follows (in thousands):

As of
March 31, 2020
2020 - remaining	$3,517
2021	4,711
2022	4,566
2023	3,812
2024	3,899
Thereafter	4,187
Total undiscounted lease payments	24,692
Less imputed interest	(2,884)
Total lease liabilities	$21,808

(9) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	March 31, 2020	December 31, 2019
Payroll and related liabilities	$4,219	$2,929
Other	5,226	4,704
Total accrued liabilities	$9,445	$7,633

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

Changes in our product warranty obligations were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$5,717	$5,575
Accruals	1,912	1,348
Payments	(1,379)	(1,500)
Balance, end of period	$6,250	$5,423

(11) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables set forth the changes in accumulated other comprehensive (loss) income, net of tax (in thousands) for the periods presented:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, January 1, 2020	$—	$—	$(937)	$(937)
Current period other comprehensive loss before reclassifications	—	—	(375)	(375)
Net other comprehensive loss income during period	—	—	(375)	(375)
Balance, March 31, 2020	$—	$—	$(1,312)	$(1,312)

	Unrealized (Loss) Gain on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance, January 1, 2019	$(6)	$223	$(1,126)	$(909)
Current period other comprehensive income (loss) before reclassifications	15	(35)	128	108
Amounts reclassified from accumulated other comprehensive loss	—	(65)	—	(65)
Net other comprehensive income (loss) during period	15	(100)	128	43
Balance, March 31, 2019	$9	$123	$(998)	$(866)

(12) STOCK REPURCHASE PROGRAM

On February 21, 2018 our Board of Directors authorized a $15.0 million share repurchase program and repurchases under this program totaled $1.0 million. As of February 21, 2020, the share repurchase program expired.

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

	Three Months Ended March 31,
	2020	2019
Shares used to calculate basic income (loss) per share	29,796	29,573
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	788	—
Shares used to calculate diluted income (loss) per share	30,584	29,573

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted per share due to loss from continuing operations, as such, the exercise or conversion of any potential shares would increase the number of shares in the denominator and results in a lower loss per share (in thousands):

	Three Months Ended March 31,
	2020	2019
Restricted stock units	—	39
Stock options	—	30

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted income (loss) per share. In the case of restricted stock units, this is because unrecognized compensation expense exceeds the current value of the awards (i.e., grant date market value was higher than current average market price). In the case of stock options, this is because the average market price did not exceed the exercise price. These shares may be dilutive potential common shares in the future (in thousands):

	Three Months Ended March 31,
	2020	2019
Restricted stock units	160	341
Stock options	48	91

(14) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments, Direct and Retail. There were no changes in our operating segments during the three months ended March 31, 2020.

We evaluate performance using several factors, of which the primary financial measures are net sales and reportable segment contribution. Contribution is the measure of profit or loss, defined as net sales less product costs and directly attributable expenses. Directly attributable expenses include selling and marketing expenses, general and administrative expenses, and research and development expenses that are directly related to segment operations. Segment assets are those directly assigned to an operating segment's operations, primarily accounts receivable, inventories, goodwill and other intangible assets. Unallocated assets primarily include cash, cash equivalents and restricted cash, derivative securities, shared information technology infrastructure, distribution centers, corporate headquarters, prepaids and other current assets, deferred income tax assets and other assets. Capital expenditures directly attributable to the Direct and Retail segments were not significant in any period.

Following is summary information by reportable segment (in thousands):

	Three Months Ended March 31,
	2020	2019
Net sales:
Direct	$47,141	$46,714
Retail	45,613	36,821
Royalty	968	865
Consolidated net sales	$93,722	$84,400
Contribution:
Direct	$1,809	$(4,542)
Retail	2,389	(722)
Royalty	968	865
Consolidated contribution	$5,166	$(4,399)

Reconciliation of consolidated contribution to income (loss) from continuing operations:
Consolidated contribution	$5,166	$(4,399)
Amounts not directly related to segments:
Operating expenses	(5,725)	(5,768)
Other expense, net	(585)	(433)
Income tax benefit	3,446	2,116
Income (loss) from continuing operations	$2,302	$(8,484)

	As of
	March 31,	December 31,
Assets:	2020	2019
Direct	$36,849	$47,377
Retail	114,700	148,965
Unallocated corporate	52,821	24,137
Total assets	$204,370	$220,479

The following customer accounted for 10% or more of total net sales as follows:

	Three Months Ended March 31,
	2020	2019
Amazon.com	13.3%	*
*Less than 10% of total net sales.

(15) BORROWINGS

On January 31, 2020, we entered into a Credit Agreement with Wells Fargo Bank, National Association ("Wells Fargo") and lenders from time to time party thereto (collectively with Wells Fargo the "Lenders"), pursuant to which the Lenders have agreed, among other things, to make available to us an asset-based revolving loan facility in the aggregate principal amount of up to $55.0 million, subject to a borrowing base (the “ABL Revolving Facility”), and a term loan facility in the aggregate principal amount of $15.0 million (the “Term Loan Facility" and together with the ABL Revolving Facility, the "Wells Fargo Financing"), in each case, as such amounts may increase or decrease in accordance with the terms of the Credit Agreement. The Wells Fargo Financing expires and all outstanding amounts become due on January 31, 2025 unless the maturity is accelerated subject to the terms set forth in the Credit Agreement. The repayment of obligations under the Credit Agreement is secured by substantially all of our assets. Principal and interest amounts are required to be paid as scheduled.

We used the proceeds from the Wells Fargo Financing to extinguish our existing $40.0 million revolver with Chase Bank ("2019 Chase Credit Agreement"), pay transaction expenses, and for general corporate purposes. Our previously existing credit facilities and agreements with Chase Bank and all guarantees and liens existing in connection with those facilities and agreements were terminated upon the closing of the Wells Fargo Financing. In connection with the termination of the 2019 Chase Credit Agreement we recorded a loss on debt extinguishment of $0.2 million as interest expense in our consolidated statement of income.

Interest on the ABL Revolving Facility will accrue at the LIBOR plus a margin of 1.75% to 2.25% (based on average quarterly availability) and interest on the Term Loan Facility will accrue at LIBOR plus 5.00%. As of March 31, 2020, our interest rate was 4.50% for the ABL Revolving Facility and 6.61% for the Term Loan Facility.

As of March 31, 2020, outstanding borrowings totaled $28.4 million, with $14.8 million and $13.6 million under our Term Loan Facility and ABL Revolving Facility, respectively. As of March 31, 2020, we were in compliance with the financial covenants of the Wells Fargo Financing and $18.0 million was available for borrowing under the ABL Revolving Facility. Any outstanding balance is due and payable on January 31, 2025.

The Credit Agreement contains customary affirmative and negative covenants for financings of this type, including, among other terms and conditions, delivery of financial statements, reports and maintenance of existence, revolving availability subject to a calculated borrowing base, as well as limitations and conditions on our ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of its property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. The financial covenants set forth in the Credit Agreement include a minimum liquidity covenant of $7.5 million. Beginning February 1, 2022, the minimum liquidity covenant will decrease to $5.0 million and only a minimum EBITDA covenant will apply. In addition, the Credit Agreement includes customary events of default, including but not limited to, the nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).

(16) INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted and signed into law in response to coronavirus disease 2019 ("COVID-19"). The CARES Act, among other things, includes several significant provisions that could impact corporate taxpayers’ accounting for income taxes.

Prior to the enactment of CARES Act, the 2017 Tax Cuts and Jobs Act generally eliminated the ability to carryback net operating losses ("NOL"), and permitted the NOL arising in tax years beginning after December 31, 2017 to be carried forward indefinitely, limited to 80% of the taxpayer’s income. The CARES Act amended the NOL rules suspending the 80% limitation on the utilization of NOLs generated after December 31, 2017 and before January 1, 2021. Additionally the CARES Act allows corporate NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, to be carried back to each of the five taxable years preceding the taxable year of the loss.

Accordingly, during the first quarter 2020, we performed various analyses and evaluated the potential impact to the company’s financial statements as a result of the CARES Act enactment. Based on our assessment, we determined that the modifications to the NOL carryback provision of the CARES Act would result in a tax benefit and cash flow to the company. The company expects that taxable losses incurred in 2019 and anticipate to incur in 2020 may fully be carried back and utilized against the taxable income generated in the previous tax years which were measured at 35%.

As a result of the CARES Act, after our detailed analysis and calculations, we recorded $3.2 million income tax benefit associated with the remeasurement of the 14% tax rate differential attributable to the NOL carryback to 35% tax years discretely in the first quarter of 2020. Furthermore, corresponding income tax receivable from the NOL carryback was recorded in the first quarter of 2020.

(17) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of March 31, 2020, we had no standby letters of credit.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of March 31, 2020, we had approximately $34.6 million in noncancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no related liabilities were recorded as of March 31, 2020.

Legal Matters
From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates accordingly. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss probable or reasonably possible, and whether the amount of a probable or reasonably possible loss is estimable. Among other factors, we evaluate the advice of internal and external counsel, the outcomes from similar litigation, current status of the lawsuits (including settlement initiatives), legislative developments and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. Further, while we face contingencies that are reasonably possible to occur, we are unable to estimate the possible loss or range of loss at this time. As such, zero liability is recorded as of March 31, 2020.

As of the date of filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). All references to the first quarter and first three months of 2020 and 2019 mean the three-month periods ended March 31, 2020 and 2019, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. Forward-looking statements include any statements related to our future business, financial performance or operating results; anticipated fluctuations in net sales due to seasonality; plans and expectations regarding gross and operating margins; plans and expectations regarding research and development expenses and capital expenditures and anticipated results from such expenditures and other investments in our capabilities and resources; anticipated losses from discontinued operations; plans for new product introductions, strategic partnerships and anticipated demand for our new and existing products; and statements regarding our inventory and working capital requirements and the sufficiency of our financial resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including our ability to timely acquire inventory that meets our quality control standards from sole source foreign manufacturers at acceptable costs, changes in consumer fitness trends, changes in the media consumption habits of our target consumers or the effectiveness, availability and price of media time consistent with our cost and audience profile parameters, greater than anticipated costs or delays associated with launch of new products, weaker than expected demand for new or existing products, a decline in consumer spending due to unfavorable economic conditions, softness in the retail marketplace or the availability from retailers of heavily discounted competitive products, an adverse change in the availability of credit for our customers who finance their purchases, our ability to pass along vendor raw material price increases and other cost pressures, including increased shipping costs and unfavorable foreign currency exchange rates, tariffs, risks associated with current and potential delays, work stoppages, or supply chain disruptions caused by the coronavirus pandemic, our ability to hire and retain key management personnel, our ability to effectively develop, market and sell future products, our ability to protect our intellectual property, the introduction of competing products, and our ability to get foreign-sourced product through customs in a timely manner. Additional assumptions, risks and uncertainties are described in Part I, Item 1A, "Risk Factors," in our 2019 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or conform them to actual results or to changes in circumstances or expectations.

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

Our results for the first quarter were primarily impacted by higher sales, driven by stronger demand for home-fitness products and the appropriate improvements being implemented into our overall business to address long-term profitability. The primary actions taken include extensive, in-depth consumer insights research, which has identified an effective new positioning for the Bowflex® brand, and which is now underway through a new advertising campaign and updates to our websites, television commercials, social media, and other digital platforms. Additionally, we expect to launch targeted new products across all our channels over the next few quarters. In parallel, we plan to continue our digital transformation with the inclusion of updated digital experience platforms on key new products, moving toward our goal of having the majority of our products equipped with subscription-based digital experience offerings.

Net sales for the first three months of 2020 were $93.7 million, reflecting a 11.0% increase as compared to net sales of $84.4 million for the first three months of 2019. The increase was driven primarily by strong demand for strength and cardio products, particularly the Bowflex® SelectTech® weights and the new connected-fitness bikes. Additionally, the Company was able to capture the accelerated demand for home fitness resulting from COVID-19 stay-at-home orders in the last few weeks of March through strong omni-channel execution.

Net sales of our Direct segment increased by $0.4 million, or 0.9%, for the first three months of 2020, compared to the first three months of 2019. Increased sales were driven primarily by strength products which grew 58.5% versus last year. Strength product sales were driven by Bowflex® SelectTech® weights and Bowflex® Home Gyms. Cardio product sales declined by 9.4% as strong demand for our connected-fitness bikes, the Bowflex® C6 and Schwinn® IC4, were not enough to fully offset declines in our Max Trainer® sales.

Net sales of our Retail segment increased by $8.8 million, or 23.9%, for the first three months of 2020, compared to the first three months of 2019, with strong growth coming from both strength and cardio product sales. Strength sales were up 54.6%, driven primarily by strong demand for Bowflex® SelectTech® weights and Bowflex® Home Gyms. Cardio sales were up 17.7%, driven by the Schwinn® IC4 connected-fitness bikes and partially offset by declines in Octane Fitness® products as gym closures have begun to affect sales of commercial-grade equipment. Although numerous retailers have temporarily closed store locations due to COVID-19, Bowflex® and Schwinn® experienced strong year-over-year sales increases through retail partners' e-commerce and curbside pick-up platforms.

Royalty income increased by $0.1 million, or 11.9%, for the first three months of 2020, compared to the first three months of 2019, primarily due to a royalty settlement.

Gross profit decreased by $0.2 million, or 0.7%, for the first three months of 2020 to $35.6 million, or 38.0% of net sales, compared to gross profit of $35.8 million, or 42.5% of net sales, for the first three months of 2019. The decrease in gross profit dollars was primarily due to lower gross margin percentages in both the Direct and Retail segments. Gross margin percentage points decreased by 4.5% for the first three months of 2020 compared to the first three months of 2019 primarily due to unfavorable sales mix and higher landed product costs.

Operating expenses decreased by $9.9 million or 21.4%, for the first three months of 2020 to $36.2 million, compared to operating expenses of $46.0 million for the first three months of 2019. The decrease in operating expenses was primarily due to increased expense discipline, particularly in advertising expenses which delivered strong return on investment in the first quarter of 2020.

Operating loss decreased by $9.6 million, or 94.5%, for the first three months of 2020 to $0.6 million, compared to operating loss of $10.2 million for the first three months of 2019. The decrease in operating loss for the first three months of 2020 compared to the first three months of 2019 was primarily driven by lower operating expenses partially offset by lower gross margins.

Income from continuing operations was $2.3 million for the first three months of 2020, or $0.08 per diluted share, compared to loss from continuing operations of $8.5 million, or $0.29 per diluted share, for the first three months of 2019. The increase in income from continuing operations was driven by higher revenue, expense discipline, and aided by the tax benefit related to the CARES Act.

The effective tax rates for the first three months of 2020 and 2019 were 301.2% and 20.0%, respectively. The 281.2% year-over-year percentage rate differential was primarily due to changes in the tax treatment of net operating loses as a result of the CARES Act. The Company anticipates carrying back 2019 and 2020 losses to the 2016 and 2017 tax years and recognized $3.2 million of tax benefit, representing the 14 point tax rate differential between 2019 and 2020 and carry back tax periods, as income in the first quarter of 2020.

Net income was $2.2 million for the first three months of 2020, compared to net loss of $8.6 million for the first three months of 2019. Net income per diluted share was $0.07 for the first three months of 2020, compared to net loss per diluted share of $0.29 for the first three months of 2019.

Factors Affecting Our Performance

Our results of operations may vary significantly from period-to-period. Our revenues typically fluctuate due to the seasonality of our industry, customer buying patterns, product innovation, the nature and level of competition for health and fitness products, our ability to procure products to meet customer demand, the level of spending on, and effectiveness of, our media and advertising programs and our ability to attract new customers and maintain existing sales relationships. In addition, our revenues are highly susceptible to economic factors, including, among other things, the overall condition of the economy and the availability of consumer credit in both the U.S. and Canada. The COVID-19 pandemic has created a heightened need for home-fitness products at an unplanned rate partially offset by declines in Octane Fitness® equipment as gym closures have begun to affect sales of commercial-grade equipment. Short-term increases in demand for many of our home-fitness products continue to outpace supply and we are accelerating the manufacturing and delivery of key products. We are uncertain and cannot predict with confidence the longer-term impacts of COVID-19 on our company's results of operations. Our profit margins may vary in response to the aforementioned factors and our ability to manage product costs. Profit margins may also be affected by fluctuations in the costs or availability of materials used to manufacture our products, tariffs, expedited shipping and transportation costs, costs associated with acquisition or license of products and technologies, product warranty costs, the cost of fuel, foreign currency exchange rates, and changes in costs of other distribution or manufacturing-related services. Our operating profits or losses may also be affected by the efficiency and effectiveness of our organization. Historically, our operating expenses have been influenced by media costs to produce and distribute advertisements of our products on television, the Internet and other media, facility costs, operating costs of our information and communications systems, product supply chain management, customer support and new product development activities. In addition, our operating expenses have been affected from time-to-time by asset impairment charges, restructuring charges and other significant unusual or infrequent expenses.

As a result of the above and other factors, our period-to-period operating results may not be indicative of future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2019 Form 10-K.

Discontinued Operations

Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to the Commercial business in either the 2020 or 2019 periods, we continue to incur product liability and other legal expenses associated with product previously sold into the Commercial channel.

RESULTS OF OPERATIONS

Results of operations information was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Net sales	$93,722	$84,400	$9,322	11.0%
Cost of sales	58,125	48,558	9,567	19.7%
Gross profit	35,597	35,842	(245)	(0.7)%
Operating expenses:
Selling and marketing	24,686	34,043	(9,357)	(27.5)%
General and administrative	7,656	7,655	1	—%
Research and development	3,815	4,311	(496)	(11.5)%
Total operating expenses	36,157	46,009	(9,852)	(21.4)%
Operating loss	(560)	(10,167)	9,607	(94.5)%
Other expense:
Interest income	2	165	(163)
Interest expense	(627)	(205)	(422)
Other, net	41	(393)	434
Total other expense, net	(584)	(433)	(151)
Loss from continuing operations before income taxes	(1,144)	(10,600)	9,456
Income tax benefit	(3,446)	(2,116)	(1,330)
Income (loss) from continuing operations	2,302	(8,484)	10,786
Loss from discontinued operations, net of income taxes	(118)	(91)	(27)
Net income (loss)	$2,184	$(8,575)	$10,759

Results of operations information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Net sales:
Direct	$47,141	$46,714	$427	0.9%
Retail	45,613	36,821	8,792	23.9%
Royalty	968	865	103	11.9%
	$93,722	$84,400	$9,322	11.0%
Cost of sales:
Direct	$22,842	$20,318	$2,524	12.4%
Retail	35,283	28,240	7,043	24.9%
	$58,125	$48,558	$9,567	19.7%
Gross profit:
Direct	$24,299	$26,396	$(2,097)	(7.9)%
Retail	10,330	8,581	1,749	20.4%
Royalty	968	865	103	11.9%
	$35,597	$35,842	$(245)	(0.7)%
Gross margin:
Direct	51.5%	56.5%	(500)	basis points
Retail	22.6%	23.3%	(70)	basis points

The following table compares the net sales of our major product lines within each business segment (dollars in thousands):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Direct net sales:
Cardio products(1)	$35,876	$39,607	$(3,731)	(9.4)%
Strength products(2)	11,265	7,107	4,158	58.5%
	47,141	46,714	427	0.9%
Retail net sales:
Cardio products(1)	36,143	30,696	5,447	17.7%
Strength products(2)	9,470	6,125	3,345	54.6%
	45,613	36,821	8,792	23.9%

Royalty	968	865	103	11.9%
	$93,722	$84,400	$9,322	11.0%

(1)   Cardio products include: connected-fitness bikes like the Bowflex® C6 and Schwinn® IC4, Max Trainer®, TreadClimber®, Zero Runner®, LateralX®, treadmills, other exercise bikes, ellipticals and subscription services.

(2) Strength products include: home gyms and Bowflex® SelectTech® dumbbells, kettlebell weights, and accessories.

Direct
Net sales were $47.1 million, up 0.9%, from $46.7 million. Increased sales were driven primarily by strength products which grew 58.5% versus last year. Strength product sales were driven by Bowflex® SelectTech® weights and Bowflex® Home Gyms. Cardio product sales declined by 9.4% as strong demand for our connected-fitness bikes, the Bowflex® C6 and Schwinn® IC4, were not enough to fully offset declines in our Max Trainer® sales.

Gross margin rate was 51.5%, down from 56.5%, primarily driven by unfavorable product mix and higher landed product costs. Sales declines in the higher margin Max Trainers line continue to pressure margins, while landed product costs were driven higher by tariffs and expediting shipments from our factories in Asia.

Segment contribution income was $1.8 million, up 139.8%, compared to segment contribution loss of $4.5 million. The improvement in segment contribution was primarily driven by $6.5 million reduction in media spend, as gross profit was below last year. Advertising expenses were $13.2 million in first quarter of 2020 compared to $19.7 million first quarter of 2019.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the first quarter of 2020 were 52.9%, compared to 54.3% in the same period of 2019. The decrease in approval rates reflects lower credit quality applications.

Retail
Net sales were $45.6 million, up 23.9%, from $36.8 million with strong growth coming from both strength and cardio product sales. Strength sales up were up 54.6%, driven primarily by strong demand for Bowflex® SelectTech® weights and Bowflex® Home Gyms. Cardio sales were up 17.7%, driven by the Schwinn® IC4 connected-fitness bikes and partially offset by declines in Octane Fitness® products as gym closures have begun to affect sales of commercial-grade equipment. Although numerous retailers have temporarily closed store locations due to COVID-19, Bowflex® and Schwinn® experienced strong year-over-year sales increases through retail partners' e-commerce and curbside pick-up platforms.

Gross margin rate was 22.6%, down from 23.3%, driven primarily by unfavorable sales mix and higher landed product costs. Landed product costs were driven higher by tariffs and expediting shipments from our factories in Asia.

Segment contribution income was $2.4 million, up 430.9%, compared to segment contribution loss of $0.7 million. The improvement in segment contribution was primarily driven by higher net sales and reductions in operating expenses, partially offset by lower gross margin rates.

Selling and Marketing
Selling and marketing expenses include payroll, employee benefits, and other headcount-related expenses associated with sales and marketing personnel, and the costs of media advertising, promotions, trade shows, seminars, and other programs.

Dollars in thousands	Three Months Ended March 31,		Change
	2020	2019	$	%
Selling and marketing	$24,686	$34,043	$(9,357)	(27.5)%
As % of net sales	26.3%	40.3%

The decrease in selling and marketing expense in the three month period ended March 31, 2020 as compared to the same period of 2019 was primarily related to a $6.5 million decrease in media advertising and a $0.5 million decrease in financing fees.

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows:

Dollars in thousands	Three Months Ended March 31,		Change
	2020	2019	$	%
Media advertising	$13,185	$19,702	$(6,517)	(33.1)%

The decrease in media advertising for the three month period ended March 31, 2020 compared to the same period of 2019 reflected the increased focus on return on investment that began in the fourth quarter of 2019.

General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, and other administrative fees.

Dollars in thousands	Three Months Ended March 31,		Change
	2020	2019	$	%
General and administrative	$7,656	$7,655	$1	—%
As % of net sales	8.2%	9.1%

General and administrative expenses were flat for the three months ended March 31, 2020 compared to the same period of 2019 due to increases for incentive costs of $1.3 million and consulting costs of $0.6 million offset by a decrease in litigation costs of $1.9 million.

Research and Development
Research and development expenses include payroll, employee benefits, other headcount-related expenses and information technology associated with product development.

Dollars in thousands	Three Months Ended March 31,		Change
	2020	2019	$	%
Research and development	$3,815	$4,311	$(496)	(11.5)%
As % of net sales	4.1%	5.1%

The decrease in research and development expenses for the three month period ended March 31, 2020 compared to the same period of 2019 was driven primarily by lower maintenance expenses related to digital platforms.

Interest Expense
Interest expense increased $0.4 million to $0.6 million for the three month period ended March 31, 2020, compared to the same period of 2019. The increase was primarily due to loss on debt extinguishment of $0.2 million reported as interest expense in our consolidated statement of income incurred in connection with the termination of our prior credit agreement with Chase Bank. See Note 15 of Notes to Condensed Consolidated Financial Statements for additional information.

Other, Net
Other, net primarily relates to the effect of exchange rate fluctuations between the U.S. and our foreign subsidiaries.

Income Tax Benefit
Income tax provision includes U.S. and international income taxes, and interest and penalties on uncertain tax positions.

Dollars in thousands	Three Months Ended March 31,		Change
	2020	2019	$	%
Income tax benefit	$(3,446)	$(2,116)	$(1,330)	62.9%
Effective tax rate	301.2%	20.0%

The income tax benefit and effective tax rate from continuing operations for the three month period ended March 31, 2020 was primarily due to the 14% rate benefit of net operating loss carry-back from the 2019 tax year to the 2016 tax year as a result of CARES Act enactment, which is discretely recognized in the first quarter of 2020. The effective tax rate and income tax benefit from continuing operations for the three month period ended March 31, 2019 was primarily due to our losses generated in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, we had $26.5 million of cash, cash equivalents and restricted cash, and $18.0 million was available for borrowing under the ABL Revolving Facility, compared to $11.1 million of cash and cash equivalents as of December 31, 2019. We expect our cash and cash equivalents and amounts available under our Wells Fargo Financing at March 31, 2020, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from March 31, 2020. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Cash provided by operating activities was $6.3 million for the three months ended March 31, 2020, compared to cash used in operating activities of $24.5 million for the three months ended March 31, 2019. The increase in cash flows from operating activities for the three months ended March 31, 2020 as compared to the same period of 2019 was primarily due to the increase in operating income, along with the changes in our operating assets and liabilities discussed below.

Trade receivables decreased by $20.3 million to $34.3 million as of March 31, 2020, compared to $54.6 million as of December 31, 2019, primarily due to the seasonality of the business. Trade receivables as of March 31, 2020 compared to March 31, 2019 increased by $12.3 million due to the higher net sales in the first quarter of 2020. Allowance for doubtful accounts increased $0.4 million primarily due to requested payment delays for commercial accounts impacted by COVID-19.

Inventories decreased by $19.8 million to $34.9 million as of March 31, 2020, compared to $54.8 million as of December 31, 2019, primarily due to the seasonality of the business and to the surge in demand. Inventories as of March 31, 2020 compared to March 31, 2019 decreased by $26.0 million, primarily due to our efforts to align inventory more closely to sales trends and to the surge in demand.

Prepaid and other current assets decreased by $1.0 million to $7.3 million as of March 31, 2020, compared to $8.3 million as of December 31, 2019, primarily due to lower prepaid marketing expenses. This decrease was partially offset by increases to prepaid insurance and information technology expenses.

Trade payables decreased by $40.0 million to $34.2 million as of March 31, 2020, compared to $74.3 million as of December 31, 2019, primarily due to seasonality of the business and inventory related payments. Trade payables as of March 31, 2020 compared to March 31, 2019 decreased by $6.4 million, primarily due to our aligning inventory more closely to sales trends.

Accrued liabilities increased by $1.8 million to $9.4 million as of March 31, 2020, compared to $7.6 million as of December 31, 2019, primarily due to payroll related liabilities and other accruals.

Cash used by investing activities of $1.7 million for the first three months of 2020 was due to capital expenditures for implementation of new software systems, production tooling and equipment. We anticipate spending between $8.0 million and $10.0 million in 2020 for digital platform enhancements, systems integration, and production tooling.

Cash provided by financing activities of $12.0 million for the first three months of 2020 was primarily related to proceeds from Wells Fargo Financing agreements of $44.1 million, partially offset by loan principal repayments of $30.3 million.

Financing Arrangements
On January 31, 2020, we entered into a Credit Agreement with Wells Fargo Bank, National Association (“Wells Fargo”) and lenders from time to time party thereto (collectively with Wells Fargo, the "Lenders"), pursuant to which the Lenders have agreed, among other things, to make available to us an asset-based revolving loan facility in the aggregate principal amount of up to $55.0 million, subject to a borrowing base (the “ABL Revolving Facility”), and a term loan facility in the aggregate principal amount of $15.0 million (the “Term Loan Facility” and together with the ABL Revolving Facility, the "Wells Fargo Financing"), in each case, as such amounts may increase or decrease in accordance with the terms of the Credit Agreement. The Wells Fargo Financing expires and all outstanding amounts become due on January 31, 2025 unless the maturity is accelerated subject to the terms set forth in the Credit Agreement. The repayment of obligations under the Credit Agreement is secured by substantially all of our assets. Principal and interest amounts are required to be paid as scheduled.

We used the proceeds from the Wells Fargo Financing to extinguish our existing $40.0 million revolver with Chase Bank ("2019 Chase Credit Agreement"), pay transaction expenses, and for general corporate purposes. Our previously existing credit facilities and agreements with Chase Bank and all guarantees and liens existing in connection with those facilities and agreements were terminated upon the closing of the Wells Fargo Financing. In connection with the termination of the 2019 Chase Credit Agreement we recorded a loss on debt extinguishment of $0.2 million as interest expense in our consolidated statement of income.

As of March 31, 2020, outstanding borrowings totaled $28.4 million with $14.8 million and $13.6 million under our Wells Fargo Financing Term Loan Facility and ABL Revolving Facility, respectively. As of March 31, 2020, we were in compliance with the financial covenants of the Wells Fargo Financing and $18.0 million was available for borrowing under the ABL Revolving Facility. Any outstanding balance is due and payable on January 31, 2025, unless the maturity is accelerated subject to the terms set forth in the Credit Agreement.

The Credit Agreement contains customary affirmative and negative covenants for financings of this type, including, among other terms and conditions, delivery of financial statements, reports and maintenance of existence, revolving availability subject to a calculated borrowing base, as well as limitations and conditions on our ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of its property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. The financial covenants set forth in the Credit Agreement include a minimum liquidity covenant of $7.5 million. Beginning February 1, 2022, the minimum liquidity covenant will decrease to $5.0 million and only a minimum EBITDA covenant will apply. In addition, the Credit Agreement includes customary events of default, including but not limited to, the nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no liabilities were recorded at March 31, 2020.

Stock Repurchase Program
On February 21, 2018 our Board of Directors authorized a $15.0 million share repurchase program and repurchases under this program totaled $1.0 million. For the three months ended March 31, 2020 no shares were repurchased. As of February 21, 2020, the share repurchase program expired.

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

Our critical accounting policies have not changed from those discussed in our 2019 Form 10-K.

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

Our negotiated credit facilities generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of March 31, 2020, the outstanding balances on our credit facilities totaled $28.4 million.

We enter into foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. Total notional amounts outstanding at March 31, 2020 were $7.8 million.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

We operate in an environment that involves a number of risks and uncertainties. The risks described below update the risk factors in Part I, Item 1A. Risk Factors in our 2019 Form 10-K. The risks and uncertainties described below and in our 2019 Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described below or in our 2019 Form 10-K actually occur, our business, operating results and financial position could be adversely affected.

Health epidemics, including the recent COVID-19 pandemic, have had, and could in the future have, an adverse impact on our operations, supply chains and distribution systems.

Our business and operations could be adversely affected by health epidemics, including the recent COVID-19 pandemic, impacting the markets and communities in which we and our partners, advertisers, and customers operate. The global spread of COVID-19 has created significant worldwide operational and economic volatility, uncertainty and disruption, and the extent to which COVID-19 will adversely impact our business is highly uncertain, rapidly changing, and cannot be accurately predicted. A continued slowdown or downturn in the economy has begun to have, and we expect will continue to have, a negative impact on many of our customers.

Public health officials worldwide have recommended and mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in heavily populated areas and shelter-in-place orders or similar measures. As a result, we have temporarily closed our offices and retailers have temporarily closed store locations with some allowing for on-line order pick-up. Our results could be adversely impacted by these retail store closures and other actions taken to contain or treat the impact of COVID-19, and the extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable reductions in demand for certain of our products and services.

As a result of COVID-19, we have been unable to satisfy certain customer orders for our products. As a result, our customers have experienced delays in receiving our products. There is uncertainty around the duration and breadth of the COVID-19 pandemic, as well as general economic uncertainty and macroeconomic conditions, and as a result the ultimate impact on our business, financial condition or operating results cannot be reasonably estimated at this time.

In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, potentially reducing our ability to access capital, which could negatively affect our liquidity in the future. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business.

Item 6.    Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description

10.1	Credit Agreement dated January 31, 2020 between Nautilus, Inc. and Wells Fargo Bank.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

NAUTILUS, INC.
(Registrant)

May 7, 2020	By:	/S/ James Barr IV
Date		James Barr IV
Chief Executive Officer

NAUTILUS, INC.
(Registrant)

May 7, 2020	By:	/S/ Aina E. Konold
Date		Aina E. Konold
Chief Financial Officer