Form 10-Q
period 2020-06-30
NAUTILUS, INC.
filed 2020-08-10
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
The number of shares outstanding of the registrant's common stock as of August 7, 2020 was 29,967,125 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$45,656	$11,070
Restricted cash	2,196	—
Trade receivables, net of allowances of $62 and $45	33,741	54,600
Inventories	21,310	54,768
Prepaids and other current assets	8,304	8,283
Income taxes receivable	5,326	472
Current assets held-for-sale	29,054	—
Total current assets	145,587	129,193
Property, plant and equipment, net	22,246	22,755
Operating lease right-of-use assets	21,513	20,778
Other intangible assets, net	9,601	43,243
Other assets	6,024	4,510
Total assets	$204,971	$220,479
Liabilities and Shareholders' Equity
Trade payables	$45,207	$74,255
Accrued liabilities	11,632	7,633
Operating lease liabilities, current portion	3,216	3,720
Warranty obligations, current portion	1,966	3,100
Debt payable, current portion, net of unamortized debt issuance costs of $83 and $0	1,917	—
Current liabilities held-for-sale	14,214	—
Total current liabilities	78,152	88,708
Operating lease liabilities, non-current	20,429	18,982
Warranty obligations, non-current	585	2,617
Income taxes payable, non-current	3,949	3,676
Deferred income tax liabilities, non-current	222	1,783
Other non-current liabilities	—	46
Debt payable, non-current, net of unamortized debt issuance costs of $298 and $230	12,518	14,071
Total liabilities	115,855	129,883
Commitments and contingencies (Note 16)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 29,967 and 29,781 shares issued and outstanding	2,729	1,261
Retained earnings	87,346	90,272
Accumulated other comprehensive loss	(959)	(937)
Total shareholders' equity	89,116	90,596
Total liabilities and shareholders' equity	$204,971	$220,479

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$114,188	$59,004	$207,910	$143,404
Cost of sales	66,792	41,487	124,917	90,045
Gross profit	47,396	17,517	82,993	53,359
Operating expenses:
Selling and marketing	12,446	17,631	37,132	51,674
General and administrative	9,315	9,443	16,971	17,098
Research and development	3,728	3,849	7,543	8,160
Loss on disposal group and goodwill and other intangible impairment charge	29,013	72,008	29,013	72,008
Total operating expenses	54,502	102,931	90,659	148,940
Operating loss	(7,106)	(85,414)	(7,666)	(95,581)
Other expense:
Interest income	1	(3)	3	162
Interest expense	(338)	(223)	(965)	(428)
Other, net	115	171	156	(222)
Total other expense, net	(222)	(55)	(806)	(488)
Loss from continuing operations before income taxes	(7,328)	(85,469)	(8,472)	(96,069)
Income tax benefit	(2,342)	(6,725)	(5,788)	(8,841)
Loss from continuing operations	(4,986)	(78,744)	(2,684)	(87,228)
Discontinued operations:
Loss from discontinued operations before income taxes	(29)	(51)	(63)	(65)
Income tax expense of discontinued operations	95	73	179	150
Loss from discontinued operations	(124)	(124)	(242)	(215)
Net loss	$(5,110)	$(78,868)	$(2,926)	$(87,443)

Basic loss per share from continuing operations	$(0.17)	$(2.65)	$(0.09)	$(2.94)
Basic loss per share from discontinued operations	—	—	(0.01)	(0.01)
Basic net loss per share(1)	$(0.17)	$(2.66)	$(0.10)	$(2.95)

Diluted loss per share from continuing operations	$(0.17)	$(2.65)	$(0.09)	$(2.94)
Diluted loss per share from discontinued operations	—	—	(0.01)	(0.01)
Diluted net loss per share(1)	$(0.17)	$(2.66)	$(0.10)	$(2.95)
Shares used in per share calculations:
Basic	29,909	29,678	29,852	29,626
Diluted	29,909	29,678	29,852	29,626
(1) May not add due to rounding.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(5,110)	$(78,868)	$(2,926)	$(87,443)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities, net of income tax expense of $0, $1, $0 and $6	—	(9)	—	6
Loss on derivative securities, effective portion, net of income tax expense (benefit) of $0, $(106), $0 and $(139)	—	(123)	—	(223)
Foreign currency translation, net of income tax benefit of $(15), $(9), ($47) and $(64)	353	72	(22)	200
Other comprehensive income (loss)	353	(60)	(22)	(17)
Comprehensive loss	$(4,757)	$(78,928)	$(2,948)	$(87,460)

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2019	29,781	$1,261	$90,272	$(937)	$90,596
Net income	—	—	2,184	—	2,184
Foreign currency translation adjustment, net of income tax benefit of $32	—	—	—	(375)	(375)
Stock-based compensation expense	—	564	—	—	564
Common stock issued under equity compensation plan, net of shares withheld for tax payments	36	(44)	—	—	(44)
Balances at March 31, 2020	29,817	1,781	92,456	(1,312)	92,925
Net loss	—	—	(5,110)	—	(5,110)
Foreign currency translation adjustment, net of income tax benefit of $15	—	—	—	353	353
Stock-based compensation expense	—	865	—	—	865
Common stock issued under equity compensation plan, net of shares withheld for tax payments	87		—	—	—
Common stock issued under employee stock purchase plan	63	83	—	—	83
Balances at June 30, 2020	29,967	$2,729	$87,346	$(959)	$89,116

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2018	29,545	$215	$183,290	$(909)	$182,596
Net loss	—	—	(8,575)	—	(8,575)
Unrealized gain on marketable securities, net of income tax expense of $5	—	—	—	15	15
Loss on derivative securities, effective portion, net of income tax benefit of $33	—	—	—	(100)	(100)
Foreign currency translation adjustment, net of income tax benefit of $55	—	—	—	128	128
Stock-based compensation benefit	—	(147)	(218)	—	(365)
Common stock issued under equity compensation plan, net of shares withheld for tax payments	48	(68)	—	—	(68)
Balances at March 31, 2019	29,593	—	174,497	(866)	173,631
Net loss	—	—	(78,868)	—	(78,868)
Unrealized loss on marketable securities, net of income tax expense of $1	—	—	—	(9)	(9)
Loss on derivative securities, effective portion, net of income tax benefit of $106	—	—	—	(123)	(123)
Foreign currency translation adjustment, net of income tax benefit of $9	—	—	—	72	72
Stock-based compensation expense	—	9	—	—	9
Common stock issued under equity compensation plan, net of shares withheld for tax payments	87	36	—	—	36
Common stock issued under employee stock purchase plan	48	168	—	—	168
Balances at June 30, 2019	29,728	$213	$95,629	$(926)	$94,916

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Loss from continuing operations	$(2,684)	$(87,228)
Loss from discontinued operations	(242)	(215)
Net loss	(2,926)	(87,443)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	5,454	5,192
Provision for allowance for doubtful accounts	970	52
Inventory lower-of-cost-or-market/NRV adjustments	1,755	491
Stock-based compensation expense (benefit)	1,429	(356)
Loss on asset dispositions	184	536
Loss on debt extinguishment	230	—
Loss on disposal group, goodwill and other intangible impairment charge	29,013	72,008
Deferred income taxes, net of valuation allowance	(1,494)	(9,372)
Other	(630)	(108)
Changes in operating assets and liabilities:
Trade receivables	12,270	16,755
Inventories	20,451	16,457
Prepaids and other assets	1,323	2,329
Income taxes receivable	(4,855)	2,611
Trade payables	(20,529)	(56,234)
Accrued liabilities and other liabilities, including warranty obligations	3,893	(134)
Net cash provided by (used in) operating activities	46,538	(37,216)
Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	—	25,271
Purchases of property, plant and equipment	(4,659)	(3,874)
Purchases of other investments in non-controlled affiliates	—	(3,500)
Net cash (used in) provided by investing activities	(4,659)	17,897
Cash flows from financing activities:
Proceeds from long-term debt	44,717	529
Payments on long-term debt	(43,453)	(11,667)
Payments of debt issuance costs	(1,823)	—
Proceeds from employee stock purchases	83	168
Proceeds from exercise of stock options	—	75
Tax payments related to stock award issuances	(44)	(107)
Net cash used in financing activities	(520)	(11,002)
Effect of exchange rate changes on cash and cash equivalents	(591)	117
Increase (decrease) in cash, cash equivalents and restricted cash	40,768	(30,204)
Less: Net change in cash balances classified as assets held-for-sale	(3,986)	—
Net change in cash, cash equivalents and restricted cash	36,782	(30,204)
Cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	11,070	38,125
Cash, cash equivalents and restricted cash at end of period	$47,852	$7,921

Supplemental disclosure of cash flow information:
Cash paid for interest	$450	$677
Cash paid (received) for income taxes, net	490	(2,324)
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$652	$537

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	$45,656	$7,921
Restricted cash	2,196	—
Total cash, cash equivalents and restricted cash	$47,852	$7,921
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements and actual results could differ from those estimates. These uncertainties will be heightened by the COVID-19 pandemic, as we may be unable to accurately predict the impact of COVID-19 going forward and as a result our estimates may change in the near term. Further information regarding significant estimates can be found in our 2019 Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2020 and December 31, 2019, and our results of operations, comprehensive loss and shareholders' equity for the three and six months period ended June 30, 2020 and 2019 and our cash flows for the six months period ended June 30, 2020 and 2019. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally, and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

Updates to Significant Accounting Policies

Restricted Cash
The Company is required by our banking partner to maintain a restricted bank account to cover for exposures on corporate credit cards and letters of credits. The use of these funds are restricted until the exposure with the banking partner is closed.

Long-Lived Assets
The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment, where applicable to all long-lived assets. ASC 360 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. For a long-lived assets or disposal group classified as held-for-sale to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost to sell. The assets and liabilities of a disposal group classified as held-for-sale should be presented separately in the asset and liability sections, respectively, of the balance sheet. The disposal group is expected to be structured as a sale of the subsidiary shares and we elected to not classify the deferred taxes associated with the individual assets and liabilities as part of the disposal group held-for-sale.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

ASU 2019-01
In March 2019, the FASB issued Accounting Standards Update ("ASU") 2019-01, "Leases (Topic 842): Codification Improvements." The amendments in ASU 2019-01 address three issues: (1) determining the fair value of the underlying asset by lessors that are not manufactures or dealers; (2) presentation on the statement of cash flows of sales-type and direct financing leases; and (3) transition disclosures related to Topic 250, Accounting Changes and Error Corrections. ASU 2019-01 is effective for public companies' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019 with early application permitted. Our adoption of ASU 2019-01 as of January 1, 2020 had no material impact on our financial position, results of operations or cash flows.

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

Recently Issued Pronouncements Not Yet Adopted

ASU 2020-04
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)," which provides optional guidance related to reference rate reform and provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our borrowing instruments, which use London Inter-bank Offered Rate ("LIBOR") as a reference rate, and is effective immediately, but is only available through December 31, 2022. We are currently assessing the impact of adopting this standard but do not expect the adoption of this guidance to have a material impact on our financial position, results of operations and cash flows.
ASU 2020-01
In January 2020, the FASB issued ASU 2020-01, "Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)." The amendments in ASU 2020-01 clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. ASU 2020-01 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We are currently assessing the impact of adopting this standard but do not expect the adoption of this guidance would have a material impact on our financial position, results of operations and cash flows.

ASU 2019-12
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The amendments in ASU 2019-12 introduce the following new guidance: (1) provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax; and (2) provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The amendments in ASU 2019-12 make changes to the following current guidance: (1) making an intraperiod allocation if there is a loss in continuing operations and a gain outside of continuing operations; (2) determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting; (3) accounting for tax law changes and year-to-date losses in interim periods; and (4) determining how to apply the income tax guidance to franchise taxes that are partially based on income. ASU 2019-12 is effective for public business entities' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. We are currently assessing the impact of adopting this standard but do not expect the adoption of this guidance would have a material impact on our financial position, results of operations and cash flows.

ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates for smaller reporting companies until fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently assessing the impact of adopting this standard but do not expect the adoption of this guidance would have a material impact on our financial position, results of operations and cash flows.

(2) ASSETS AND LIABILITIES HELD-FOR-SALE

We met the relevant criteria for reporting the assets and liabilities of Octane Fitness® as held-for-sale as of June 30, 2020 and as a result assessed the disposal group for losses in accordance with ASC 360. The net carrying value of Octane Fitness® was compared to its fair value less estimated costs to sell as of June 30, 2020. The fair value less estimated costs to sell for the Octane Fitness® disposal group was $14.8 million resulting in a loss on disposal group within continuing operations of $29.0 million. For additional information related to asset and liabilities held-for-sale, see Note 4.

As part of our strategic decision to refocus on the home fitness market we are exploring the options to sell Octane Fitness®. Our expectation is that the sale of Octane Fitness® will occur within the next twelve months. The Octane Fitness disposal group is reported within our Retail segment.

The assets and liabilities of Octane Fitness® disposal group were recorded on the condensed consolidated balance sheets as current assets held-for-sale of $29.1 million and current liabilities held-for-sale of $14.2 million as follows (in thousands):

As of
June 30, 2020
Assets:
Cash and cash equivalents	$3,986
Trade receivables	7,765
Inventories	11,538
Prepaids and other current assets	1,054
Property, plant and equipment, net	1,655
Other intangible assets	32,045
Loss on disposal group	(29,013)
Other assets	24
Total current assets held-for-sale	$29,054
Liabilities:
Trade payables	$8,997
Accrued liabilities	2,121
Warranty obligations	3,097
Income taxes payable	99
Other	(100)
Total current liabilities held-for-sale	$14,214

(3) REVENUES

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product sales	$110,595	$56,326	$200,477	$136,458
Extended warranties and services	1,465	1,168	3,400	3,637
Other(1)	2,128	1,510	4,033	3,309
Net sales	$114,188	$59,004	$207,910	$143,404
(1) Other revenue is primarily freight and delivery, royalty income and subscription revenue.

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$97,363	$48,897	$177,313	$119,085
Canada	6,248	3,557	12,497	11,486
All other	10,577	6,550	18,100	12,833
Net sales	$114,188	$59,004	$207,910	$143,404

As of June 30, 2020, estimated revenue expected to be recognized in the future totaled $34.2 million, primarily related to customer order backlog, which includes firm orders for future shipment to our Retail customers, as well as unfulfilled consumer orders within the Direct channel. Direct orders of $20.6 million and Retail orders of $13.6 million comprised our backlog as of June 30, 2020, compared to Direct orders of $8.0 million and Retail orders of $5.8 million as of March 31, 2020. The estimated future revenues are net of contractual rebates and consideration payable for applicable Retail customers, and net of current promotional programs and sales discounts for our Direct customers.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$2,050	$479	$1,225	$816
Cash additions	2,371	351	4,470	512
Revenue recognition	(918)	(268)	(2,192)	(766)
Balance, end of period	$3,503	$562	$3,503	$562

(4) FAIR VALUE MEASUREMENTS

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•Level 1 - observable inputs such as quoted prices (unadjusted) in active liquid markets for identical securities as of the reporting date;
•Level 2 - other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; or observable market prices in markets with insufficient volume and/or infrequent transactions; and
•Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives
Foreign currency forward contracts	$—	$93	$—	$93
Total assets measured at fair value	$—	$93	$—	$93

Liabilities:
Derivatives
Foreign currency forward contracts	$—	$2	$—	$2
Total liabilities measured at fair value	$—	$2	$—	$2

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives
Foreign currency forward contracts	$—	$295	$—	$295
Total assets measured at fair value	$—	$295	$—	$295

Liabilities:
Derivatives
Foreign currency forward contracts	$—	$9	$—	$9
Total liabilities measured at fair value	$—	$9	$—	$9

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the six months period ended June 30, 2020, nor for the year ended December 31, 2019.

We did not have any changes to our valuation techniques during the six months ended June 30, 2020, nor for the year ended December 31, 2019.

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

As of June 30, 2020, there were held-for-sale assets of $29.1 million and liabilities of $14.2 million that were recorded at fair value on a nonrecurring basis.

In accordance with ASC 360 — Property, Plant and Equipment ("ASC 360"), we met the criteria for classification of held-for-sale for the Octane Fitness® disposal group as of the reporting date. We performed an evaluation during the second quarter of 2020 to determine the held-for-sale fair values of assets and liabilities less related costs to sell, which resulted in a non-cash charge for loss on disposal group of $29.0 million. For additional information related to asset and liabilities held-for-sale, see Note 2.

The held-for-sale value evaluation was performed using a quantitative assessment of the disposal group and we determined the fair value less costs to sell of the disposal group was less than the carrying amount. We assigned assets and liabilities to the disposal group either by specific identification or assumptions for the assets and liabilities that are specific to the held-for-sale disposal group. We determined the fair value of the disposal group using the income approach and the market approach. In addition, we determined observed or recent transactions of comparable multiples from publicly traded companies in our industry to determine the reasonableness of assumptions and the fair values of the disposal group estimated. Significant unobservable inputs and assumptions inherent in the valuation methodologies from Level 3 inputs were employed and include, but were not limited to, prospective financial information, growth rates, terminal value and discount rates. We compared the carrying amount of the disposal group to its respective fair value. We reconciled the aggregate fair values of the disposal group determined (as described above) to the carrying value less related costs to sell.

As of December 31, 2019, there were no assets or liabilities that were recorded at fair value on a nonrecurring basis.

The carrying values of cash and cash equivalents, restricted cash, trade receivables, prepaids and other current assets, trade payables and accrued liabilities approximate fair value due to their short maturities. The carrying value of our debt approximates its fair value and falls under Level 2 of the fair value hierarchy, as the interest rate is variable and based on current market rates.

(5) DERIVATIVES

From time to time, we enter into foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. We do not enter into derivative instruments for any purpose other than to manage foreign currency exposure. That is, we do not engage in currency exchange rate speculation using derivative instruments.

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of June 30, 2020, total outstanding contract notional amounts were $35.8 million. As of June 30, 2020, these outstanding balance sheet hedging derivatives had maturities of 107 days or less.

The fair value of our derivative instruments was included in our condensed consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of
		June 30, 2020	December 31, 2019
Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Prepaids and other current assets	$93	$295
	Accrued liabilities	2	9

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Derivative instruments designated as cash flow hedges:
Loss recognized in other comprehensive loss before reclassifications	---	$—	$(93)	$—	$(128)
Gain reclassified from accumulated other comprehensive loss to earnings for the effective portion	Interest expense	—	44	—	125
Income tax expense	Income tax benefit	—	(14)	—	(30)

Derivative instruments not designated as cash flow hedges:
(Gain) loss recognized in earnings	Other, net	$(141)	$(218)	$(154)	$287
Income tax expense (benefit)	Income tax benefit	35	32	38	(69)

For additional information related to our derivatives, see Notes 4 and 11.

(6) INVENTORIES

Inventories are stated at the lower of cost and net realizable value, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	June 30, 2020	December 31, 2019
Finished goods	$19,283	$49,853
Parts and components	2,027	4,915
Total inventories	$21,310	$54,768

For additional information related to asset and liabilities held-for-sale, see Notes 2 and 4.

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				June 30, 2020	December 31, 2019
Automobiles	5			$23	$23
Leasehold improvements	4	to	20	3,055	3,830
Computer software and equipment	2	to	7	26,083	26,816
Machinery and equipment	3	to	5	14,450	18,551
Furniture and fixtures	5	to	20	2,557	2,808
Work in progress(1)	N/A			6,994	2,747
Total cost				53,162	54,775
Accumulated depreciation				(30,916)	(32,020)
Total property, plant and equipment, net				$22,246	$22,755
(1) Work in progress includes information technology assets and production tooling.

For additional information related to asset and liabilities held-for-sale, see Notes 2 and 4.

Depreciation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation expense	$1,843	$1,632	$3,850	$3,307

(8) OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				June 30, 2020	December 31, 2019
Indefinite-lived trademarks	N/A			$9,053	$14,752
Definite-lived trademarks	5	to	15	250	2,850
Patents	7	to	24	1,443	14,243
Customer relationships	10	to	15	—	24,700
				10,746	56,545
Accumulated amortization - definite-lived intangible assets				(1,145)	(13,302)
Other intangible assets, net				$9,601	$43,243

For additional information related to asset and liabilities held-for-sale, see Notes 2 and 4.

Amortization expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization expense	$803	$1,074	$1,604	$1,884

Future amortization of definite-lived intangible assets is as follows (in thousands):

Remainder of 2020	$66
2021	111
2022	111
2023	111
2024	61
Thereafter	83
$543

(9) LEASES

We have several non-cancellable operating leases, primarily for office space, that expire at various dates over the next nine years. These leases generally contain renewal options to extend for one lease term of five years. For leases that we are reasonably certain we will exercise the lease renewal options, the options were considered in determining the lease term, and associated potential option payments are included in the lease payments. The payments used in the renewal term were estimated using the percentage rate increase of historical rent payments for each location where the renewal will be exercised.

Payments due under the lease contracts include annual fixed payments for office space. Variable payments including payments for our proportionate share of the building’s property taxes, insurance, and common area maintenance are treated as non-lease components and are recognized in the period for which the costs occur.

Operating lease expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense	$1,145	$1,138	$2,285	$2,257

Leases with an initial term of 12 months or less ("short-term lease") are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term.

Other information related to leases was as follows:

As of
June 30, 2020
Supplemental cash flow information:
ROU assets obtained in exchange for operating lease obligations	$3,358
Weighted average remaining operating lease term	4.1 years
Weighted average discount rate on operating leases	4.55%

We determined the discount rate for leases using a portfolio approach to determine an incremental borrowing rate to calculate the right-of-use assets and lease liabilities.

Maturities of operating lease liabilities under non-cancellable leases were as follows (in thousands):

As of
June 30, 2020
2020 - remaining	$2,146
2021	4,337
2022	4,164
2023	3,408
2024	3,509
Thereafter	11,073
Total undiscounted lease payments	28,637
Less imputed interest	(4,992)
Total lease liabilities	$23,645

(10) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	June 30, 2020	December 31, 2019
Payroll and related liabilities	$5,531	$2,929
Other	6,101	4,704
Total accrued liabilities	$11,632	$7,633

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

Changes in our product warranty obligations were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Balance, beginning of period	$5,717	$5,575
Accruals	(908)	2,703
Payments	(2,258)	(2,790)
Balance, end of period	$2,551	$5,488

(11) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables set forth the changes in accumulated other comprehensive loss, net of tax (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance, January 1, 2020	$—	$—	(937)	$(937)
Current period other comprehensive loss before reclassifications	—	—	(22)	(22)
Net other comprehensive loss during period	—	—	(22)	(22)
Balance, June 30, 2020	$—	$—	$(959)	$(959)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance, March 31, 2020	$—	$—	$(1,312)	$(1,312)
Current period other comprehensive loss before reclassifications	—	—	353	353
Net other comprehensive income during period	—	—	353	353
Balance, June 30, 2020	$—	$—	$(959)	$(959)

	Unrealized (Loss) Gain on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance, January 1, 2019	$(6)	$223	$(1,126)	$(909)
Current period other comprehensive income (loss) before reclassifications	19	(128)	200	91
Amounts reclassified from accumulated other comprehensive loss	(13)	(95)	—	(108)
Net other comprehensive income (loss) during period	6	(223)	200	(17)
Balance, June 30, 2019	$—	$—	$(926)	$(926)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, March 31, 2019	$9	$123	$(998)	$(866)
Current period other comprehensive income (loss) before reclassifications	3	(93)	72	(18)
Amounts reclassified from accumulated other comprehensive loss	(12)	(30)	—	(42)
Net other comprehensive (loss) income during period	(9)	(123)	72	(60)
Balance, June 30, 2019	$—	$—	$(926)	$(926)

(12) LOSS PER SHARE

Basic per share amounts were computed using the weighted average number of common shares outstanding. Diluted per share amounts were calculated using the number of basic weighted average shares outstanding increased by dilutive potential common shares related to stock-based awards, as determined by the treasury stock method. Basic income per share amounts were computed using the weighted average number of common shares outstanding. Diluted income per share amounts were calculated using the number of basic weighted average shares outstanding increased by dilutive potential common shares related to stock-based awards, as determined by the treasury stock method. There were losses from continuing operations for the three and six months period ended June 30, 2020 and 2019, diluted earnings per share is the same as basic earnings per share.

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted per share due to loss from continuing operations, as such, the exercise or conversion of any potential shares would increase the number of shares in the denominator and results in a lower loss per share

These shares may be anti-dilutive potential common shares in the future (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock units	1,224	1	1,077	29
Stock options	432	7	321	17
In the case of restricted stock units, this is because unrecognized compensation expense exceeds the current value of the awards (i.e., grant date market value was higher than current average market price). In the case of stock options, this is because the average market price did not exceed the exercise price.

These shares may be dilutive potential common shares in the future (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Performance stock units	—	—	—	—
Restricted stock units	580	305	303	227
Stock options	45	94	47	104

(13) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments, Direct and Retail. There were no changes in our operating segments during the six months ended June 30, 2020.

We evaluate performance of the operating segments using several factors, of which the primary financial measures are net sales and reportable segment contribution. Contribution is the measure of profit or loss, defined as net sales less product costs and directly attributable expenses. Directly attributable expenses include selling and marketing expenses, general and administrative expenses, and research and development expenses that are directly related to segment operations. Segment assets are those directly assigned to an operating segment's operations, primarily accounts receivable, inventories and other intangible assets. Unallocated assets primarily include cash, cash equivalents and restricted cash, derivative securities, shared information technology infrastructure, distribution centers, corporate headquarters, prepaids and other current assets, deferred income tax assets and other assets. Capital expenditures directly attributable to the Direct and Retail segments were not significant in any period.

Following is summary information by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales:
Direct	$50,433	$20,834	$97,574	$67,548
Retail	62,948	37,453	108,561	74,274
Royalty	807	717	1,775	1,582
Consolidated net sales	$114,188	$59,004	$207,910	$143,404
Contribution:
Direct	$16,995	$(6,334)	$18,804	$(10,876)
Retail	11,613	(247)	14,002	(969)
Royalty	807	717	1,775	1,582
Consolidated contribution	$29,415	$(5,864)	$34,581	$(10,263)

Reconciliation of consolidated contribution to loss from continuing operations:
Consolidated contribution	$29,415	$(5,864)	$34,581	$(10,263)
Amounts not directly related to segments:
Operating expenses	(36,521)	(79,550)	(42,247)	(85,318)
Other expense, net	(222)	(55)	(806)	(488)
Income tax benefit	2,342	6,725	5,788	8,841
Loss from continuing operations	$(4,986)	$(78,744)	$(2,684)	$(87,228)

	As of
	June 30,	December 31,
Assets:	2020	2019
Direct	$29,829	$47,377
Retail	87,912	148,965
Unallocated corporate	87,230	24,137
Total assets	$204,971	$220,479

The following customer accounted for 10% or more of total net sales as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amazon.com	18.0%	20.9%	15.9%	12.1%

(14) BORROWINGS

On January 31, 2020, we entered into a Credit Agreement with Wells Fargo Bank, National Association ("Wells Fargo") and lenders from time to time party thereto (collectively with Wells Fargo the "Lenders") ("Credit Agreement"), pursuant to which the Lenders have agreed, among other things, to make available to us an asset-based revolving loan facility in the aggregate principal amount of up to $55.0 million, subject to a borrowing base (the “ABL Revolving Facility”), and a term loan facility in the aggregate principal amount of $15.0 million (the “Term Loan Facility" and together with the ABL Revolving Facility, the "Wells Fargo Financing"), in each case, as such amounts may increase or decrease in accordance with the terms of the Credit Agreement. The Wells Fargo Financing expires and all outstanding amounts become due on January 31, 2025 unless the maturity is accelerated subject to the terms set forth in the Credit Agreement. The repayment of obligations under the Credit Agreement is secured by substantially all of our assets. Principal and interest amounts are required to be paid as scheduled.

We used the proceeds from the Wells Fargo Financing to extinguish our existing $40.0 million revolver with JPMorgan Chase Bank N.A. ("Chase Bank") ("2019 Chase Credit Agreement"), pay transaction expenses, and for general corporate purposes. Our previously existing credit facilities and agreements with Chase Bank and all guarantees and liens existing in connection with those facilities and agreements were terminated upon the closing of the Wells Fargo Financing. In connection with the termination of the 2019 Chase Credit Agreement we recorded a loss on debt extinguishment of $0.2 million as interest expense in our consolidated statements of operations.

Interest on the ABL Revolving Facility will accrue at LIBOR plus a margin of 1.75% to 2.25% (based on average quarterly availability) and interest on the Term Loan Facility will accrue at LIBOR plus 5.00%. As of June 30, 2020, our interest rate was 2.42% for the ABL Revolving Facility and 5.17% for the Term Loan Facility.

As of June 30, 2020, outstanding borrowings totaled $14.8 million, with $14.4 million and $0.4 million under our Term Loan Facility and ABL Revolving Facility, respectively. As of June 30, 2020, we were in compliance with the financial covenants of the Wells Fargo Financing and $28.6 million was available for borrowing under the ABL Revolving Facility. Any outstanding balance is due and payable on January 31, 2025.

The Credit Agreement contains customary affirmative and negative covenants for financings of this type, including, among other terms and conditions, delivery of financial statements, reports and maintenance of existence, revolving availability subject to a calculated borrowing base, as well as limitations and conditions on our ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of our property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. The financial covenants set forth in the Credit Agreement include a minimum liquidity covenant of $7.5 million. Beginning February 1, 2022, the minimum liquidity covenant will decrease to $5.0 million and only a minimum EBITDA covenant will apply. In addition, the Credit Agreement includes customary events of default, including but not limited to, the nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).

(15) INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted and signed into law in response to coronavirus disease 2019 ("COVID-19"). The CARES Act, among other things, includes several significant provisions that could impact corporate taxpayers’ accounting for income taxes.

Prior to the enactment of the CARES Act, the 2017 Tax Cuts and Jobs Act generally eliminated the ability to carryback net operating losses ("NOL"), and permitted the NOL arising in tax years beginning after December 31, 2017 to be carried forward indefinitely, limited to 80% of the taxpayer’s income. The CARES Act amended the NOL rules suspending the 80% limitation on the utilization of NOLs generated after December 31, 2017 and before January 1, 2021. Additionally the CARES Act allows corporate NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, to be carried back to each of the five taxable years preceding the taxable year of the loss.

Accordingly, during the first quarter 2020, we performed various analyses and evaluated the potential impact to our financial statements as a result of the CARES Act. Based on our assessment, we determined that the modifications to the NOL carryback provision of the CARES Act would result in a tax benefit and cash inflow for us. We expect that taxable losses incurred in 2019 may be fully carried back and utilized against the taxable income generated and taxes paid in the previous tax years which were measured at 35%.

As a result of the CARES Act, we recorded a $3.2 million income tax benefit associated with the remeasurement to the NOL carryback at a 14% tax rate differential in the first quarter of 2020. Furthermore, a corresponding income tax receivable from the NOL carryback was recorded in the first quarter of 2020.

(16) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of June 30, 2020, we had no standby letters of credit.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of June 30, 2020, we had approximately $127.7 million, compared to $28.4 million as of December 31, 2019 in non-cancelable market-based purchase obligations, primarily to secured additional factory capacity for inventory purchases in the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no related liabilities were recorded as of June 30, 2020.

Legal Matters
From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates accordingly. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss probable or reasonably possible, and whether the amount of a probable or reasonably possible loss is estimable. Among other factors, we evaluate the advice of internal and external counsel, the outcomes from similar litigation, the current status of the lawsuits (including settlement initiatives), legislative developments and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. Further, while we face contingencies that are reasonably possible to occur, we are unable to estimate the possible loss or range of loss at this time. As such, zero liability is recorded as of June 30, 2020.

As of the date of filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). All references to the second quarter and first six months of 2020 and 2019 mean the three and six-month periods ended June 30, 2020 and 2019, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Forward-looking statements include any statements related to our future business, financial performance or operating results; statements related to our exploration of the sale of Octane Fitness® and the risks and uncertainties as to the terms, timing, structure, benefits and costs of any divestiture or separation transaction and whether one will be consummated at all, and the impact of any divestiture or separation transaction on our remaining business; anticipated fluctuations in net sales due to seasonality; plans and expectations regarding gross and operating margins; plans and expectations regarding research and development expenses and capital expenditures and anticipated results from such expenditures and other investments in our capabilities and resources; anticipated losses from discontinued operations; plans for new product introductions, strategic partnerships and anticipated demand for our new and existing products; and statements regarding our inventory and working capital requirements and the sufficiency of our financial resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including our ability to timely acquire inventory that meets our quality control standards from sole source foreign manufacturers at acceptable costs, changes in consumer fitness trends, changes in the media consumption habits of our target consumers or the effectiveness, availability and price of media time consistent with our cost and audience profile parameters, greater than anticipated costs or delays associated with launch of new products, weaker than expected demand for new or existing products, a decline in consumer spending due to unfavorable economic conditions, softness in the retail marketplace or the availability from retailers of heavily discounted competitive products, an adverse change in the availability of credit for our customers who finance their purchases, our ability to pass along vendor raw material price increases and other cost pressures, including increased shipping costs and unfavorable foreign currency exchange rates, tariffs, risks associated with current and potential delays, work stoppages, or supply chain disruptions caused by the coronavirus pandemic, our ability to hire and retain key management personnel, our ability to effectively develop, market and sell future products, changes in the financial markets, including changes in credit markets and interest rates that affect our ability to access those markets on favorable terms, the impact of any future impairments, our ability to protect our intellectual property, the introduction of competing products, and our ability to get foreign-sourced product through customs in a timely manner. Additional assumptions, risks and uncertainties are described in Part I, Item 1A, "Risk Factors," in our 2019 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or conform them to actual results or to changes in circumstances or expectations.

Overview
We are committed to providing innovative, quality solutions to help people achieve a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing, and marketing high-quality cardio and strength fitness products, a connected-fitness digital platform, and related accessories for consumer use, primarily in the U.S., Canada, Europe and Asia. Our products are sold under some of the most-recognized brand names in the fitness industry: Nautilus®, Bowflex®, Octane Fitness® and Schwinn®.

We market our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments. Our Direct business offers products directly to consumers through our websites and telephone sales and advertisements on television, social media and through print catalogs. Our Retail business offers our products through a network of independent retail companies and specialty retailers with stores and websites located in the U.S. and internationally. We also derive a portion of our revenue from the licensing of our brands and our intellectual property.

In the second quarter of 2020, we saw continued strong demand for our line of home-fitness products as stay-at-home orders related to the COVID-19 pandemic continued. Our strong operating results were a reflection of our team’s ability to quickly react to the unplanned customer demand. We increased production capacity in our suppliers in Asia, invested in faster transportation options to deliver products faster to our distribution centers, and hired additional resources in our distribution centers and headquarters to deliver second quarter 2020 sales results that were nearly double sales from second quarter 2019.

In addition to meeting the current demand of our customers, we have implemented several strategic measures designed to drive topline growth and improve our long-term profitability. We plan to introduce key new products in the next few quarters across the channels where we do business. We are continuing our digital transformation by integrating our digital JRNY® platform into key new products and moving closer to our goal of having the majority of our portfolio equipped with digital experiences that are offered for an additional subscription fee.

Net sales for the three months ended June 30, 2020 were $114.2 million, reflecting a 93.5% increase as compared to net sales of $59.0 million for the three months ended June 30, 2019.

Gross profit for the three months ended June 30, 2020 was $47.4 million, reflecting a 170.6% increase as compared to gross profit of $17.5 million for the three months ended June 30, 2019.

In accordance with ASC 360, we met the criteria for classification of held-for-sale for the Octane Fitness® disposal group as of the reporting date. We performed an evaluation during the second quarter of 2020 to determine the held-for-sale fair values of assets and liabilities less related costs to sell, which resulted in a non-cash charge for loss on disposal group of $29.0 million.

Operating loss for the three months ended June 30, 2020 was $7.1 million compared to loss of $85.4 million for the three months ended June 30, 2019.

Net loss was $5.1 million for the three months ended June 30, 2020, compared to net loss of $78.9 million for the three months ended June 30, 2019.

Net sales for the six month period ended June 30, 2020 were $207.9 million, reflecting a 45.0% increase as compared to net sales of $143.4 million for the six month period ended June 30, 2019.

Gross profit for the six month period ended June 30, 2020 was $83.0 million, reflecting a 55.5% increase as compared to gross profit of $53.4 million for the six month period ended June 30, 2019.

Operating loss for the six month period ended June 30, 2020 was $7.7 million compared to loss of $95.6 million for the six month period ended June 30, 2019.

Net loss was $2.9 million for the six month period ended June 30, 2020, compared to net loss of $87.4 million for the six month period ended June 30, 2019.

Forward Looking Guidance

Our second quarter results did not follow the typical seasonality in our business, and given the highly volatile environment, we believe historical relationships may not hold over the next few quarters.

Our perspective on continued consumer demand depends in part on the duration of the constraints placed on gyms by local governmental authorities and prevailing consumer comfort regarding returning to gyms. Given this uncertainty, we are not providing specific guidance for the remainder of the fiscal year 2020, but we are providing the following insight into factors that may affect our performance.

We believe that, in the near-term, demand for our products will continue to be elevated relative to pre-COVID levels, and that consumers will react favorably to the new products that we are launching later this year. However, structural production constraints in our asset-light model will likely limit our ability to fulfill all the demand. In addition, any unforeseen disruptions to our supply chain could further impede our ability to meet this demand and could also impact our sales in any particular quarter. Gross margins will be further pressured by increased logistics costs as demand for logistics services is currently outstripping supply. Lastly, we expect sales and marketing expenses for the remainder of the year to be higher than they were in the first half of the year, driven by launch marketing for our new JRNY®-connected products.

We are reiterating our full year capital guidance range of $8 million to $10 million for 2020.

Factors Affecting Our Performance

Our results of operations may vary significantly from period-to-period. Our revenues typically fluctuate due to the seasonality of our industry, customer buying patterns, product innovation, the nature and level of competition for health and fitness products, our ability to procure products to meet customer demand, the level of spending on, and effectiveness of, our media and advertising programs and our ability to attract new customers and maintain existing sales relationships. In addition, our revenues are highly susceptible to economic factors, including, among other things, the overall condition of the economy and the availability of consumer credit in both the U.S. and Canada. The COVID-19 pandemic has created a heightened need for home-fitness products at an unplanned rate partially offset by declines in Octane Fitness® equipment as gym closures have begun to affect sales of commercial-grade equipment. Short-term increases in demand for many of our home-fitness products continue to outpace supply and we are accelerating the manufacturing and delivery of key products. We cannot predict the longer-term impacts of COVID-19 and the impact on our results of operations is uncertain. Our financial results could also be impacted by our exploration of the sale of Octane Fitness®, including the risks and uncertainties as to the terms, timing, structure, benefits and costs of any divestiture or separation transaction and whether one will be consummated at all, and the impact of any divestiture or separation transaction may have on our remaining business. Our profit margins may vary in response to the aforementioned factors and our ability to manage product costs. Profit margins may also be affected by fluctuations in the costs or availability of materials used to manufacture our products, tariffs, expedited shipping and transportation costs, costs associated with acquisition or license of products and technologies, product warranty costs, the cost of fuel, foreign currency exchange rates, and changes in costs of other distribution or manufacturing-related services. Our operating profits or losses may also be affected by the efficiency and effectiveness of our organization. Historically, our operating expenses have been influenced by media costs to produce and distribute advertisements of our products on television, the Internet and other media, facility costs, operating costs of our information and communications systems, product supply chain management, customer support and new product development activities. In addition, our operating expenses have been affected from time-to-time by asset impairment charges, restructuring charges and other significant unusual or infrequent expenses.

As a result of the above and other factors, our period-to-period operating results may not be indicative of future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2019 Form 10-K as supplemented by our quarterly reports on Form 10-Q.

Discontinued Operations

Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation as of December 31, 2012. Although there was no revenue related to the former Commercial business in either the 2020 or 2019 periods, we continue to incur product liability and other legal expenses associated with product previously sold into the Commercial channel.

RESULTS OF OPERATIONS
Results of operations information was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2020	2019	$	%
Net sales	$114,188	$59,004	$55,184	93.5%
Cost of sales	66,792	41,487	25,305	61.0%
Gross profit	47,396	17,517	29,879	170.6%
Operating expenses:
Selling and marketing	12,446	17,631	(5,185)	(29.4)%
General and administrative	9,315	9,443	(128)	(1.4)%
Research and development	3,728	3,849	(121)	(3.1)%
Loss on disposal group and goodwill and other intangible impairment charge	29,013	72,008	(42,995)	(59.7)%
Total operating expenses	54,502	102,931	(48,429)	(47.0)%
Operating loss	(7,106)	(85,414)	78,308	(91.7)%
Other expense:
Interest income	1	(3)	4
Interest expense	(338)	(223)	(115)
Other, net	115	171	(56)
Total other expense, net	(222)	(55)	(167)
Loss from continuing operations before income taxes	(7,328)	(85,469)	78,141
Income tax benefit	(2,342)	(6,725)	4,383
Loss from continuing operations	(4,986)	(78,744)	73,758
Loss from discontinued operations, net of taxes	(124)	(124)	—
Net loss	$(5,110)	$(78,868)	$73,758

Results of operations information by segment was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2020	2019	$	%
Net sales:
Direct	$50,433	$20,834	$29,599	142.1%
Retail	62,948	37,453	25,495	68.1%
Royalty	807	717	90	12.6%
	$114,188	$59,004	$55,184	93.5%
Cost of sales:
Direct	$22,910	$11,807	$11,103	94.0%
Retail	43,882	29,680	14,202	47.9%
	$66,792	$41,487	$25,305	61.0%
Gross profit:
Direct	$27,523	$9,027	$18,496	204.9%
Retail	19,066	7,773	11,293	145.3%
Royalty	807	717	90	12.6%
	$47,396	$17,517	$29,879	170.6%
Gross margin:
Direct	54.6%	43.3%	1,130	basis points
Retail	30.3%	20.8%	950	basis points

Contribution:
Direct	$16,995	$(6,334)	$23,329	*
Retail	11,613	(247)	11,860	*
*Not meaningful

	Six Months Ended June 30,		Change
	2020	2019	$	%
Net sales	$207,910	$143,404	$64,506	45.0%
Cost of sales	124,917	90,045	34,872	38.7%
Gross profit	82,993	53,359	29,634	55.5%
Operating expenses:
Selling and marketing	37,132	51,674	(14,542)	(28.1)%
General and administrative	16,971	17,098	(127)	(0.7)%
Research and development	7,543	8,160	(617)	(7.6)%
Loss on disposal group and goodwill and other intangible impairment charge	29,013	72,008	(42,995)	(59.7)%
Total operating expenses	90,659	148,940	(58,281)	(39.1)%
Operating loss	(7,666)	(95,581)	87,915	(92.0)%
Other expense:
Interest income	3	162	(159)
Interest expense	(965)	(428)	(537)
Other, net	156	(222)	378
Total other expense, net	(806)	(488)	(318)
Loss from continuing operations before income taxes	(8,472)	(96,069)	87,597
Income tax benefit	(5,788)	(8,841)	3,053
Loss from continuing operations	(2,684)	(87,228)	84,544
Loss from discontinued operations, net of taxes	(242)	(215)	(27)
Net loss	$(2,926)	$(87,443)	$84,517

Results of operations information by segment was as follows (dollars in thousands):

	Six Months Ended June 30,		Change
	2020	2019	$	%
Net sales:
Direct	$97,574	$67,548	$30,026	44.5%
Retail	108,561	74,274	34,287	46.2%
Royalty	1,775	1,582	193	12.2%
	$207,910	$143,404	$64,506	45.0%
Cost of sales:
Direct	$45,752	$32,125	$13,627	42.4%
Retail	79,165	57,920	21,245	36.7%
	$124,917	$90,045	$34,872	38.7%
Gross profit:
Direct	$51,822	$35,423	$16,399	46.3%
Retail	29,396	16,354	13,042	79.7%
Royalty	1,775	1,582	193	12.2%
	$82,993	$53,359	$29,634	55.5%
Gross margin:
Direct	53.1%	52.4%	70	basis points
Retail	27.1%	22.0%	510	basis points

Contribution:
Direct	$18,804	$(10,876)	$29,680	*
Retail	14,002	(969)	14,971	*
*Not meaningful

The following table compares the net sales of our major product lines within each business segment (dollars in thousands):

	Three Months Ended June 30,		Change
	2020	2019	$	%
Direct net sales:
Cardio products(1)	$45,585	$16,083	$29,502	183.4%
Strength products(2)	4,848	4,751	97	2.0%
	50,433	20,834	29,599	142.1%
Retail net sales:
Cardio products(1)	49,011	26,045	22,966	88.2%
Strength products(2)	13,937	11,408	2,529	22.2%
	62,948	37,453	25,495	68.1%

Royalty	807	717	90	12.6%
	$114,188	$59,004	$55,184	93.5%

	Six Months Ended June 30,		Change
	2020	2019	$	%
Direct net sales:
Cardio products(1)	$81,461	$55,690	$25,771	46.3%
Strength products(2)	16,113	11,858	4,255	35.9%
	97,574	67,548	30,026	44.5%
Retail net sales:
Cardio products(1)	85,154	56,741	28,413	50.1%
Strength products(2)	23,407	17,533	5,874	33.5%
	108,561	74,274	34,287	46.2%

Royalty	1,775	1,582	193	12.2%
	$207,910	$143,404	$64,506	45.0%

(1) Cardio products include: connected-fitness bikes like the Bowflex® C6 and Schwinn® IC4, Max Trainer®, TreadClimber®, Zero Runner®, LateralX®, treadmills, other exercise bikes, ellipticals and subscription services.

(2) Strength products include: home gyms and Bowflex® SelectTech® dumbbells, kettlebell weights, and accessories.

Sales and Gross Profit

Direct Segment
Net sales for the three month period ended June 30, 2020 were $50.4 million, up 142.1%, from $20.8 million for the three month period ended June 30, 2019, driven primarily by the company's cardio products which grew 183.4%, led by connected-fitness bikes, Bowflex® C6 and Schwinn® IC4, and the Max Trainer®. This was the first quarter over quarter of Max Trainer® positive sales growth for this segment since the fourth quarter of 2017. Strength product sales growth was limited by inventory scarcity, particularly of the popular SelectTech® weights.

Net sales for the six month period ended June 30, 2020 were $97.6 million, reflecting a 44.5% increase as compared to $67.5 million for the same period in 2019. Increased sales were driven primarily by cardio products which grew by 46.3% versus the same period in 2019 and were led by strong demand for our connected-fitness bikes, the Bowflex® C6 and Schwinn® IC4, and partially offset by declines in our Max Trainer® sales. Strength product sales grew 35.9% versus the same period in 2019 which were driven by Bowflex® SelectTech® weights and Bowflex® Home Gyms.

Gross margin rates for the three and six month periods ended June 30, 2020 and June 30, 2019 were 54.6% and 53.1%, up from 43.3% and 52.4%, respectively, primarily driven by favorable product mix and partially offset by higher product landed costs. Higher product landed costs were due to increases in tariffs and shipping costs from our suppliers in Asia.

Segment contribution income for the three month period ended June 30, 2020 was $17.0 million, compared to loss of $6.3 million, for the three month period ended June 30, 2019. The $23.3 million improvement was primarily driven by higher net sales, expanded gross margin rates, and a $4.2 million reduction in media spend. Advertising expenses were $2.4 million for the second quarter of 2020 compared to $6.6 million for the same period in 2019.

Segment contribution income for the first six months of 2020 was $18.8 million compared to a loss of $10.9 million for the first six months of 2019. The $29.7 million improvement was primarily driven by higher gross profit.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the second quarter of 2020 were 48.4%, compared to 53.2% in the same period of 2019. The decrease in approvals reflects lower credit quality applications.

Retail Segment
Net sales for the three month period ended June 30, 2020 were $62.9 million, up 68.1%, from $37.5 million. Cardio sales increased by 88.2% driven by the Schwinn® IC4 connected-fitness bikes and Max Trainer®. This was the first quarter over quarter of Max Trainer® positive sales growth for this segment since the fourth quarter of 2018. Strength product sales growth of 22.2% was limited by inventory scarcity of the popular SelectTech® weights and benches. Excluding sales related to our Octane brand, second quarter of 2020 net sales for the Retail segment grew 95% versus the second quarter of 2019.

Net sales for the six month period ended June 30, 2020 were $108.6 million, reflecting a 46.2% increase as compared to $74.3 million for the same period in 2019, with strong growth coming from both cardio and strength product sales. Cardio sales were up 50.1% compared with the same period in 2019, driven by the Schwinn® IC4 connected-fitness bikes and partially offset by declines in Octane Fitness® products as gym closures continued to affect sales of commercial-grade equipment. Strength sales were up 33.5% compared to the same period in 2019, driven primarily by strong demand for Bowflex® SelectTech® weights and Bowflex® Home Gyms.

Gross margin rates for the three and six month periods ended June 30, 2020 and June 30, 2019 were 30.3% and 27.1%, up from 20.8% and 22.0% respectively, primarily driven by favorable sales mix and partially offset by higher product landed costs. Higher product landed costs were due to increases in tariffs and shipping costs from our suppliers in Asia.

Segment contribution income for the three month period ended June 30, 2020 was $11.6 million compared to a loss of $0.2 million for the three month period ended June 30, 2019. The $11.8 million improvement was primarily driven by higher sales and leveraging of fixed costs.

Segment contribution income for the first six months of 2020 was $14.0 million compared to a loss of $1.0 million for the first six months of 2019. The $15.0 million improvement was primarily driven by higher gross profit.

Royalty
Royalty income increased by $0.1 million, or 12.6%, for the three months of 2020 to $0.8 million, compared to the three months of 2019, primarily due to increased licensed sales.

Royalty income increased by $0.2 million, or 12.2%, for the first six months of 2020 to $1.8 million, compared to the first six months of 2019, primarily due to a royalty settlement.

Operating Expenses
Operating expenses for the three months ended June 30, 2020 were $54.5 million, a decrease of $48.4 million, or 47.0%, as compared to operating expenses of $102.9 million for the three months ended June 30, 2019. The decrease in operating expenses was primarily related to a loss on disposal group of $29.0 million in 2020 compared to a goodwill and other intangible impairment charge of $72.0 million in 2019 and lower media spending.

Operating expenses for the first six months of 2020 were $90.7 million, a decrease of $58.3 million, or 39.1%, as compared to operating expenses of $148.9 million for the first six months of 2019. The decrease in operating expenses was primarily related to a loss on disposal group of $29.0 million in 2020 compared to a goodwill and other intangible impairment charge of $72.0 million in 2019 as well as a $10.7 million reduction in media spending.

Loss on disposal group
In accordance with ASC 360, we met the criteria for classification of held-for-sale for the Octane Fitness® disposal group as of the reporting date. We performed an evaluation during the second quarter of 2020 to determine the held-for-sale fair values of assets and liabilities less related costs to sell, which resulted in a non-cash charge for loss on disposal group of $29.0 million. For additional information related to assets and liabilities held-for-sale, see Note 2.

Selling and Marketing
Selling and marketing expenses include payroll, employee benefits, and other headcount-related expenses associated with sales and marketing personnel, and the costs of media advertising, promotions, trade shows, seminars, and other programs.

Selling and marketing information was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2020	2019	$	%
Selling and marketing	$12,446	$17,631	$(5,185)	(29.4)%
As % of net sales	10.9%	29.9%

	Six Months Ended June 30,		Change
	2020	2019	$	%
Selling and marketing	$37,132	$51,674	$(14,542)	(28.1)%
As % of net sales	17.9%	36.0%

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2020	2019	$	%
Media advertising	$2,385	$6,553	$(4,168)	(63.6)%

	Six Months Ended June 30,		Change
	2020	2019	$	%
Media advertising	$15,570	$26,255	$(10,685)	(40.7)%

The decrease in selling and marketing expenses for the three and six month periods ended June 30, 2020 was primarily due to decreases in media advertising as the company pulled back on paid advertising, given strong organic demand and inventory scarcity. Additionally, COVID-19 shelter-in-place orders reduced travel costs related to selling and marketing.

General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, and other administrative fees.

General and administrative was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2020	2019	$	%
General and administrative	$9,315	$9,443	$(128)	(1.4)%
As % of net sales	8.2%	16.0%

	Six Months Ended June 30,		Change
	2020	2019	$	%
General and administrative	$16,971	$17,098	$(127)	(0.7)%
As % of net sales	8.2%	11.9%

Research and Development
Research and development expenses include payroll, employee benefits, other headcount-related expenses and information technology associated with product development.

Research and development was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2020	2019	$	%
Research and development	$3,728	$3,849	$(121)	(3.1)%
As % of net sales	3.3%	6.5%

	Six Months Ended June 30,		Change
	2020	2019	$	%
Research and development	$7,543	$8,160	$(617)	(7.6)%
As % of net sales	3.6%	5.7%

The decreases in research and development for the three and six month periods ended June 30, 2020 as compared to the same periods of 2019 were driven primarily by lower maintenance expenses related to digital platforms and commercial grade products.

Operating Loss
Operating loss for the three months ended June 30, 2020 was $7.1 million, a decrease of $78.3 million, or 91.7%, as compared to operating loss of $85.4 million for the three months ended June 30, 2019. The decrease in operating loss was primarily due to lower operating expenses, driven by the favorable variance between loss on disposal group versus the impairment, and higher gross profit.

Operating loss for the first six months of 2020 was $7.7 million, a decrease of $87.9 million, or 92.0%, as compared to operating loss of $95.6 million for the first six months of 2019. The decrease in operating loss was primarily due to lower operating expenses, driven by the favorable variance between the loss on disposal group versus the impairment, and higher gross profit.

Loss from continuing operations was $5.0 million for the three months ended June 30, 2020, or $0.17 per diluted share, compared to loss from continuing operations of $78.7 million, or $2.65 per diluted share, for the three months ended June 30, 2019. The decrease in loss from continuing operations was primarily due to lower operating expenses, driven by the favorable variance between the loss on disposal group versus the impairment, and higher gross profit.

Loss from continuing operations was $2.7 million for the first six months of 2020, or $0.09 per diluted share, compared to loss from continuing operations of $87.2 million, or $2.94 per diluted share, for the first six months of 2019. The decrease in loss from continuing operations was primarily due to lower operating expenses, driven by the favorable variance between the loss on disposal group versus the impairment, and aided by the tax benefit related to the CARES Act.

Other, Net
Other, net relates to the effect of exchange rate fluctuations with the U.S. and our foreign subsidiaries.

Income Tax Expense
Income tax provision includes U.S. and international income taxes, and interest and penalties on uncertain tax positions.

Income tax expense was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2020	2019	$	%
Income tax benefit	$(2,342)	$(6,725)	$4,383	(65.2)%
Effective tax rate	32.0%	7.9%

	Six Months Ended June 30,		Change
	2020	2019	$	%
Income tax benefit	$(5,788)	$(8,841)	$3,053	(34.5)%
Effective tax rate	68.3%	9.2%

The income tax benefit and effective tax rate from continuing operations for the three months period ended June 30, 2020 were primarily due to the loss recorded as a result of the held-for-sale valuation of our Octane Fitness® disposal group in the second quarter of 2020. The deferred tax assets and liabilities that result in future taxable or deductible amounts are not part of the disposal group.

The income tax benefit and effective tax rate from continuing operations for the six months period ended June 30, 2020 were primarily due to the 14% rate benefit of net operating loss carry-back as a result of the enactment of the CARES Act enactment combined with the aforementioned disposal.

The effective tax rate and income tax benefit from continuing operations for the three and six month periods ended June 30, 2019 was primarily due to our losses generated in the U.S. See Notes 1, 2 and 15 of Notes to Condensed Consolidated Financial Statements for additional information.

Net loss was $5.1 million for the three months ended June 30, 2020, compared to net loss of $78.9 million for the three months ended June 30, 2019. Net loss per diluted share was $0.17 for the three months ended June 30, 2020, compared to net loss per diluted share of $2.66 for the three months ended June 30, 2019.

Net loss was $2.9 million for the first six months of 2020, compared to net loss of $87.4 million for the first six months of 2019. Net loss per diluted share was $0.10 for the first six months of 2020, compared to net loss per diluted share of $2.95 for the first six months of 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, we had $47.9 million of cash, cash equivalents and restricted cash, and $28.6 million was available for borrowing under the ABL Revolving Facility, compared to $11.1 million of cash and cash equivalents as of December 31, 2019. We expect our cash and cash equivalents and amounts available under our Wells Fargo Financing as of June 30, 2020, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from June 30, 2020. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Cash provided by operating activities was $46.5 million for the six months period ended June 30, 2020, compared to cash used in operating activities of $37.2 million for the six month period ended June 30, 2019. The increase in cash flows from operating activities for the six month period ended June 30, 2020 as compared to the same period of 2019 was primarily due to the increase in operating income, along with the changes in our operating assets and liabilities discussed below.

Trade receivables decreased by $20.9 million to $33.7 million as of June 30, 2020, compared to $54.6 million as of December 31, 2019, primarily due to the timing of customer payments and certain receivables included in held-for-sale. Trade receivables as of June 30, 2020 compared to June 30, 2019 increased by $4.7 million due to the higher net sales and the timing of receipts in the second quarter of 2020.

Inventory was $21.3 million, compared to $54.8 million as of December 31, 2019. The decrease in inventory was primarily due to the surge in demand for home-fitness products and certain inventory included in held-for-sale. Strong customer preference for our Bowflex® and Scwhinn® products drove record-setting traffic depleting our entire stock of consumer products. Our inventory turns this quarter were at historic highs and a growing portion of sales in our retail segment are being fulfilled directly from the supplier. Inventories as of June 30, 2020 compared to June 30, 2019 decreased by $30.7 million, primarily due to the surge in demand and certain inventory included in held-for-sale.

Prepaid and other current assets were flat at $8.3 million as of June 30, 2020 and December 31, 2019.

Trade payables decreased by $29.0 million to $45.2 million as of June 30, 2020, compared to $74.3 million as of December 31, 2019, primarily due to timing of payments for inventory, reduced advertising related payments and certain payables included in held-for-sale.

Accrued liabilities increased by $4.0 million to $11.6 million as of June 30, 2020, compared to $7.6 million as of December 31, 2019, primarily due to payroll related liabilities and other accruals.

Cash used in investing activities of $4.7 million for the first six months of 2020 was due to capital expenditures for implementation of new software systems, production tooling and equipment. We anticipate spending between $8.0 million and $10.0 million in 2020 for digital platform enhancements, systems integration, and production tooling.

Cash used in financing activities of $0.5 million for the first six months of 2020 was primarily related to loan principal repayments of $43.5 million and related debt issuance costs for Wells Fargo Financing agreements offset by loan proceeds of $44.7 million.

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

We used the proceeds from the Wells Fargo Financing to extinguish our existing $40.0 million revolver with Chase Bank ("2019 Chase Credit Agreement"), pay transaction expenses, and for general corporate purposes. Our previously existing credit facilities and agreements with Chase Bank and all guarantees and liens existing in connection with those facilities and agreements were terminated upon the closing of the Wells Fargo Financing. In connection with the termination of the 2019 Chase Credit Agreement we recorded a loss on debt extinguishment of $0.2 million as interest expense in our consolidated statement of operations.

As of June 30, 2020, outstanding borrowings totaled $14.8 million with $14.4 million and $0.4 million under our Wells Fargo Financing Term Loan Facility and ABL Revolving Facility, respectively. As of June 30, 2020, we were in compliance with the financial covenants of the Wells Fargo Financing and $28.6 million was available for borrowing under the ABL Revolving Facility. Any outstanding balance is due and payable on January 31, 2025, unless the maturity is accelerated subject to the terms set forth in the Credit Agreement.

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

Off-Balance Sheet Arrangements
We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of June 30, 2020, we had approximately $127.7 million, compared to $28.4 million as of December 31, 2019 in non-cancelable market-based purchase obligations, primarily to secured additional factory capacity for inventory purchases in the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no liabilities were recorded at June 30, 2020.

Stock Repurchase Program
As of February 21, 2020 all share repurchase programs expired.

SEASONALITY

We expect our revenue from fitness equipment products to vary seasonally. Sales are typically strongest in the fourth quarter. We believe that consumers tend to be involved in outdoor activities during the spring and summer months, including outdoor exercise, which impacts sales of indoor fitness equipment, except that the current stay-at-home orders have impacted this typical seasonality. This seasonality can have a significant effect on our inventory levels, working capital needs and resource utilization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not changed from those discussed in our 2019 Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS
See Note 1 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 for a discussion of new accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Foreign Exchange Risk
Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents, derivative assets and variable-rate debt obligations. Our cash equivalents mature within three months or less from the date of purchase. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. We have classified our marketable securities as available-for-sale and, therefore, we may choose to sell or hold them as changes in the market occur. Because of the short-term nature of the instruments in our portfolio, a decline in interest rates would reduce our interest income over time, and an increase in interest rates may negatively affect the market price or liquidity of certain securities within the portfolio.

Our negotiated credit facilities generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of June 30, 2020, the outstanding balances on our credit facilities totaled $14.8 million.

We enter into foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. Total notional amounts outstanding as of June 30, 2020 were $35.8 million.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
In accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Principal Executive Officer and our Principal Financial and Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, our management, including the Principal Executive Officer and Principal Financial and Accounting Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Public health officials worldwide have recommended and mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in heavily populated areas and shelter-in-place orders or similar measures. As a result, we have temporarily closed our offices and retailers have temporarily closed store locations with some allowing for on-line order pick-up. Our financial results could be adversely impacted by these retail store closures and other actions taken to contain or treat the impact of COVID-19, and the extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, supply chains and distribution systems, we have experienced and expect to continue to experience unpredictable reductions in demand for certain of our products and services.

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

NAUTILUS, INC.
(Registrant)

August 10, 2020	By:	/S/ James Barr IV
Date		James Barr IV
Chief Executive Officer

NAUTILUS, INC.
(Registrant)

August 10, 2020	By:	/S/ Aina E. Konold
Date		Aina E. Konold
Chief Financial Officer