Form 10-Q
period 2020-09-30
NAUTILUS, INC.
filed 2020-11-09
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No  [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [x]    No  [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The number of shares outstanding of the registrant's common stock as of November 6, 2020 was 30,258,840 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$70,072	$11,070
Restricted cash	2,197	—
Trade receivables, net of allowances of $85 and $45	68,619	54,600
Inventories	33,715	54,768
Prepaids and other current assets	9,735	8,283
Income taxes receivable	6,600	472
Current assets held-for-sale	28,701	—
Total current assets	219,639	129,193
Property, plant and equipment, net	23,168	22,755
Operating lease right-of-use assets	20,637	20,778
Other intangible assets, net	9,553	43,243
Other assets	6,015	4,510
Total assets	$279,012	$220,479
Liabilities and Shareholders' Equity
Trade payables	$83,403	$74,255
Accrued liabilities	15,943	7,633
Operating lease liabilities, current portion	3,126	3,720
Warranty obligations, current portion	3,219	3,100
Debt payable, current portion, net of unamortized debt issuance costs of $83 and $0	2,417	—
Current liabilities held-for-sale	9,710	—
Total current liabilities	117,818	88,708
Operating lease liabilities, non-current	19,592	18,982
Warranty obligations, non-current	306	2,617
Income taxes payable, non-current	3,989	3,676
Deferred income tax liabilities, non-current	1,550	1,783
Other non-current liabilities	801	46
Debt payable, non-current, net of unamortized debt issuance costs of $277 and $230	11,510	14,071
Total liabilities	155,566	129,883
Commitments and contingencies (Note 17)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 30,257 and 29,781 shares issued and outstanding	3,004	1,261
Retained earnings	121,184	90,272
Accumulated other comprehensive loss	(742)	(937)
Total shareholders' equity	123,446	90,596
Total liabilities and shareholders' equity	$279,012	$220,479

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$155,391	$61,708	$363,301	$205,112
Cost of sales	87,453	42,641	212,370	132,686
Gross profit	67,938	19,067	150,931	72,426
Operating expenses:
Selling and marketing	19,207	17,472	56,339	69,146
General and administrative	8,841	6,726	25,812	23,824
Research and development	4,240	3,122	11,783	11,282
(Gain) loss on disposal group, goodwill and other intangible impairment charge	(8,345)	—	20,668	72,008
Total operating expenses	23,943	27,320	114,602	176,260
Operating income (loss)	43,995	(8,253)	36,329	(103,834)
Other expense:
Interest income	1	—	4	162
Interest expense	(253)	(293)	(1,218)	(721)
Other, net	(376)	(129)	(220)	(351)
Total other expense, net	(628)	(422)	(1,434)	(910)
Income (loss) from continuing operations before income taxes	43,367	(8,675)	34,895	(104,744)
Income tax expense (benefit)(1)	9,398	55	3,610	(8,786)
Income (loss) from continuing operations	33,969	(8,730)	31,285	(95,958)
Discontinued operations:
Loss from discontinued operations before income taxes	(34)	(39)	(97)	(104)
Income tax expense of discontinued operations	97	75	276	225
Loss from discontinued operations	(131)	(114)	(373)	(329)
Net income (loss)	$33,838	$(8,844)	$30,912	$(96,287)

Basic income (loss) per share from continuing operations	$1.13	$(0.29)	$1.05	$(3.24)
Basic loss per share from discontinued operations	—	(0.01)	(0.02)	(0.01)
Basic net income (loss) per share	$1.13	$(0.30)	$1.03	$(3.25)

Diluted income (loss) per share from continuing operations	$1.05	$(0.29)	$0.98	$(3.24)
Diluted loss per share from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Diluted net income (loss) per share	$1.04	$(0.30)	$0.97	$(3.25)
Shares used in per share calculations:
Basic	30,038	29,728	29,914	29,660
Diluted	32,401	29,728	31,792	29,660

(1) Income tax expense (benefit) for the quarter and nine months ended September 30, 2019 includes an immaterial correction to reduce income tax expense and the valuation allowance by $1.8 million. The correction reflects the impact of 2017 tax reform associated with the application of indefinite-lived deferred taxes to properly calculate the valuation allowance.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$33,838	$(8,844)	$30,912	$(96,287)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of income tax expense of $0, $0, $0 and $6	—	—	—	6
Loss on derivative securities, effective portion, net of income tax benefit of $0, $0, $0 and $(139)	—	—	—	(223)
Foreign currency translation, net of income tax expense (benefit) of $13, $(37), $(34) and $(101)	217	(177)	195	23
Other comprehensive income (loss)	217	(177)	195	(194)
Comprehensive income (loss)	$34,055	$(9,021)	$31,107	$(96,481)

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2019	29,781	$1,261	$90,272	$(937)	$90,596
Net income	—	—	2,184	—	2,184
Foreign currency translation adjustment, net of income tax benefit of $32	—	—	—	(375)	(375)
Stock-based compensation expense	—	564	—	—	564
Common stock issued under equity compensation plan, net of shares withheld for tax payments	36	(44)	—	—	(44)
Balances at March 31, 2020	29,817	1,781	92,456	(1,312)	92,925
Net loss	—	—	(5,110)	—	(5,110)
Foreign currency translation adjustment, net of income tax benefit of $15	—	—	—	353	353
Stock-based compensation expense	—	865	—	—	865
Common stock issued under equity compensation plan, net of shares withheld for tax payments	87	—	—	—	—
Common stock issued under employee stock purchase plan	63	83	—	—	83
Balances at June 30, 2020	29,967	2,729	87,346	(959)	89,116
Net income	—	—	33,838	—	33,838
Foreign currency translation adjustment, net of income tax expense of $13	—	—	—	217	217
Stock-based compensation expense	—	1,071	—	—	1,071
Common stock issued under equity compensation plan, net of shares withheld for tax payments	290	(796)	—	—	(796)
Balances at September 30, 2020	30,257	$3,004	$121,184	$(742)	$123,446

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2018	29,545	$215	$183,290	$(909)	$182,596
Net loss	—	—	(8,575)	—	(8,575)
Unrealized gain on marketable securities, net of income tax expense of $5	—	—	—	15	15
Loss on derivative securities, effective portion, net of income tax benefit of $33	—	—	—	(100)	(100)
Foreign currency translation adjustment, net of income tax benefit of $55	—	—	—	128	128
Stock-based compensation benefit	—	(147)	(218)	—	(365)
Common stock issued under equity compensation plan, net of shares withheld for tax payments	48	(68)	—	—	(68)
Balances at March 31, 2019	29,593	—	174,497	(866)	173,631
Net loss	—	—	(78,868)	—	(78,868)
Unrealized loss on marketable securities, net of income tax expense of $1	—	—	—	(9)	(9)
Loss on derivative securities, effective portion, net of income tax benefit of $106	—	—	—	(123)	(123)
Foreign currency translation adjustment, net of income tax benefit of $9	—	—	—	72	72
Stock-based compensation expense	—	9	—	—	9
Common stock issued under equity compensation plan, net of shares withheld for tax payments	87	36	—	—	36
Common stock issued under employee stock purchase plan	48	168	—	—	168
Balances at June 30, 2019	29,728	213	95,629	(926)	94,916
Net loss	—	—	(8,844)	—	(8,844)
Foreign currency translation adjustment, net of income tax benefit of $37	—	—	—	(177)	(177)
Stock-based compensation expense	—	412	—	—	412
Balances at September 30, 2019	29,728	$625	$86,785	$(1,103)	$86,307

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Income (loss) from continuing operations	$31,285	$(95,958)
Loss from discontinued operations	(373)	(329)
Net income (loss)	30,912	(96,287)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	7,307	8,045
Provision for allowance for doubtful accounts	986	52
Inventory lower-of-cost-or-market/NRV adjustments	2,119	692
Stock-based compensation expense	2,500	56
Loss on asset dispositions	980	1,127
Loss on debt extinguishment	230	—
Loss on disposal group, goodwill and other intangible impairment charge	20,668	72,008
Deferred income taxes, net of valuation allowance	1,144	(9,301)
Other	(1,411)	(115)
Changes in operating assets and liabilities:
Trade receivables	(19,108)	15,079
Inventories	8,598	18,284
Prepaids and other assets	1,066	4,168
Income taxes receivable	(6,129)	2,906
Trade payables	12,324	(48,973)
Accrued liabilities and other liabilities, including warranty obligations	7,746	(3,325)
Net cash provided by (used in) operating activities	69,932	(35,584)
Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	—	25,271
Purchases of property, plant and equipment	(7,962)	(6,630)
Purchases of other investments in non-controlled affiliates	—	(3,500)
Net cash (used in) provided by investing activities	(7,962)	15,141
Cash flows from financing activities:
Proceeds from long-term debt	45,285	20,218
Payments on long-term debt	(43,852)	(31,667)
Payments of debt issuance costs	(1,823)	—
Proceeds from employee stock purchases	83	168
Proceeds from exercise of stock options	47	75
Tax payments related to stock award issuances	(887)	(107)
Net cash used in financing activities	(1,147)	(11,313)
Effect of exchange rate changes on cash and cash equivalents	484	(613)
Increase (decrease) in cash, cash equivalents and restricted cash	61,307	(32,369)
Less: Net change in cash balances classified as assets held-for-sale	(108)	—
Net change in cash, cash equivalents and restricted cash	61,199	(32,369)
Cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	11,070	38,125
Cash, cash equivalents and restricted cash at end of period	$72,269	$5,756

Supplemental disclosure of cash flow information:
Cash paid for interest	$704	$963
Cash paid (received) for income taxes, net	5,670	(2,203)
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$989	$415

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:
	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	$70,072	$5,756
Restricted cash	2,197	—
Total cash, cash equivalents and restricted cash	$72,269	$5,756
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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2020 and December 31, 2019, and our results of operations, comprehensive income (loss) and shareholders' equity for the three and nine month periods ended September 30, 2020 and 2019 and our cash flows for the nine month periods ended September 30, 2020 and 2019. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally, and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

Updates to Significant Accounting Policies

Restricted Cash
We are required by our banking partner to maintain a restricted bank account to cover for exposures on corporate credit cards and letters of credits. The use of these funds are restricted until the exposure with the banking partner is closed.

Long-Lived Assets
We apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment, where applicable to all long-lived assets. ASC 360 addresses accounting and reporting for impairment and disposal of long-lived assets. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. For a long-lived assets or disposal group classified as held-for-sale to be disposed of, the carrying value is determined in a similar manner, except that fair values are reduced for the cost to sell. The assets and liabilities of a disposal group classified as held-for-sale should be presented separately in the asset and liability sections, respectively, of the balance sheet. The disposal group is expected to be structured as a sale of the subsidiary shares and asset sale for the international assets.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

ASU 2019-01
In March 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-01, “Leases (Topic 842): Codification Improvements.” The amendments in ASU 2019-01 address three issues: (1) determining the fair value of the underlying asset by lessors that are not manufactures or dealers; (2) presentation on the statement of cash flows of sales-type and direct financing leases; and (3) transition disclosures related to Topic 250, Accounting Changes and Error Corrections. ASU 2019-01 is effective for public companies' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019 with early application permitted. Our adoption of ASU 2019-01 as of January 1, 2020 had no material impact on our financial position, results of operations or cash flows.

ASU 2018-13
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820 based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements, which was finalized in August 2018. The main provisions include removals, modifications, and additions of specific disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Certain amendments should be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption, while all other amendments should be applied retrospectively to all periods presented upon their effective date. Our adoption of ASU 2018-13 as of January 1, 2020 had no material impact on our financial position, results of operations or cash flows.

Recently Issued Pronouncements Not Yet Adopted

ASU 2020-04
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” which provides optional guidance related to reference rate reform and provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our borrowing instruments, which use London Inter-bank Offered Rate (“LIBOR”) as a reference rate, which is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. We are currently assessing the impact of adopting this standard but do not expect the adoption of this guidance to have a material impact on our financial position, results of operations and cash flows.
ASU 2020-01
In January 2020, the FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” The amendments in ASU 2020-01 clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. ASU 2020-01 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We are currently assessing the impact of adopting this standard but do not expect the adoption of this guidance would have a material impact on our financial position, results of operations and cash flows.

ASU 2019-12
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in ASU 2019-12 introduce the following new guidance: (1) provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax; and (2) provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The amendments in ASU 2019-12 make changes to the following current guidance: (1) making an intraperiod allocation if there is a loss in continuing operations and a gain outside of continuing operations; (2) determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting; (3) accounting for tax law changes and year-to-date losses in interim periods; and (4) determining how to apply the income tax guidance to franchise taxes that are partially based on income. ASU 2019-12 is effective for public business entities' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. We are currently assessing the impact of adopting this standard but do not expect the adoption of this guidance would have a material impact on our financial position, results of operations and cash flows.

ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In May 2019, the FASB issued ASU 2019-05, which provides entities to have certain instruments with an option to irrevocably elect the fair value option. In November 2019, the FASB issued ASU 2019-11, which provides clarification and addresses specific issues about certain aspects of ASU 2016-13. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates for smaller reporting companies until fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. In March 2020, the FASB issued ASC 2020-03, which provides an update to clarify or address specific issues. We are currently assessing the impact of adopting this standard and updates but do not expect the adoption of this guidance would have a material impact on our financial position, results of operations and cash flows.

(2) ASSETS AND LIABILITIES HELD-FOR-SALE

As part of our strategic decision to renew our focus on connect in-home fitness we are selling Octane Fitness®. The Octane Fitness disposal group is reported within our Retail segment.

We met the relevant criteria for reporting the assets and liabilities of Octane Fitness® as held-for-sale as of June 30, 2020, as a result, assessed the disposal group for losses in accordance with ASC 360. The net carrying value of Octane Fitness® was compared to its fair value less estimated costs to sell as of June 30, 2020 and September 30, 2020. The Octane Fitness® disposal group resulted in a gain on disposal group within continuing operations for the three months ended September 30, 2020 of $8.3 million and a loss on disposal group for the same period ended June 30, 2020 of $29.0 million.

In the second quarter of 2020 the original estimate of fair value was based upon a range of fair value estimates determined using a combination of a discounted cash flow and market multiples that existed as of that original valuation date. During the third quarter, we received several letters of intent that were consistent with the range of fair values estimated during the second quarter. Prior to the end of the third quarter, management selected a single buyer to negotiate with exclusively and therefore had new information based upon the negotiated purchase price that supported a higher fair value.

For additional information related to assets and liabilities held-for-sale, see Notes 4 and 18.

The assets and liabilities of the Octane Fitness® disposal group were recorded on the condensed consolidated balance sheets as current assets held-for-sale of $28.7 million and current liabilities held-for-sale of $9.7 million as follows (in thousands):

As of
September 30, 2020
Assets:
Cash and cash equivalents	$108
Trade receivables	3,937
Inventories	10,703
Prepaids and other current assets	586
Property, plant and equipment, net	1,571
Other intangible assets	32,045
Loss on disposal group	(20,272)
Other assets	23
Total current assets held-for-sale	$28,701
Liabilities:
Trade payables	$4,659
Accrued liabilities	759
Warranty obligations	2,779
Deferred income tax liabilities	1,513
Total current liabilities held-for-sale	$9,710

(3) REVENUES

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product sales	$150,639	$59,323	$351,116	$195,781
Extended warranties and services	1,905	993	5,305	4,630
Other(1)	2,847	1,392	6,880	4,701
Net sales	$155,391	$61,708	$363,301	$205,112
(1) Other revenue is primarily freight and delivery, royalty income and subscription revenue.

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$130,289	$50,447	$307,602	$169,532
Canada	12,744	5,649	25,241	17,135
All other	12,358	5,612	30,458	18,445
Net sales	$155,391	$61,708	$363,301	$205,112

As of September 30, 2020, estimated revenue expected to be recognized in the future totaled $72.8 million, including certain held-for-sale orders of $5.2 million, primarily related to customer order backlog, which includes firm orders for future shipment to our Retail customers, as well as unfulfilled consumer orders within the Direct channel. Direct orders of $23.0 million and Retail orders of $49.8 million, including certain held-for-sale orders of $5.2 million comprised our backlog as of September 30, 2020, compared to Direct orders of $20.6 million and Retail orders of $13.6 million as of June 30, 2020. The estimated future revenues are net of contractual rebates and consideration payable for applicable Retail customers, and net of current promotional programs and sales discounts for our Direct customers.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$3,503	$562	$1,225	$816
Cash additions	1,182	611	5,652	1,123
Revenue recognition	(1,046)	(279)	(3,238)	(1,045)
Balance, end of period	$3,639	$894	$3,639	$894

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives
Foreign currency forward contracts	$—	$637	$—	$637
Total assets measured at fair value	$—	$637	$—	$637

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives
Foreign currency forward contracts	$—	$295	$—	$295
Total assets measured at fair value	$—	$295	$—	$295

Liabilities:
Derivatives
Foreign currency forward contracts	$—	$9	$—	$9
Total liabilities measured at fair value	$—	$9	$—	$9

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the nine month period ended September 30, 2020, nor for the year ended December 31, 2019.

We did not have any changes to our valuation techniques during the nine month period ended September 30, 2020, nor for the year ended December 31, 2019.

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

As of September 30, 2020, there were held-for-sale assets of $28.7 million and liabilities of $9.7 million that were recorded at fair value on a nonrecurring basis. As of September 30, 2020, there were no liabilities that were recorded at fair value on a recurring basis.

In accordance with ASC 360 — Property, Plant and Equipment (“ASC 360”), we met the criteria for classification of held-for-sale for the Octane Fitness® disposal group as of the reporting date. We performed an evaluation during the second and third quarter of 2020 to determine the held-for-sale fair values of assets and liabilities less related costs to sell, which resulted in a non-cash charge for loss on disposal group of $20.7 million. The disposal group was sold in October for $25.0 million with related disposal costs of $3.0 million. For additional information related to asset and liabilities held-for-sale, see Notes 2 and 18.

The held-for-sale valuation was performed using a quantitative assessment of the disposal group and we determined the fair value less costs to sell of the disposal group was less than the carrying amount. We assigned assets and liabilities to the disposal group either by specific identification or assumptions for the assets and liabilities that are specific to the held-for-sale disposal group. As of September 30, 2020, we determined the fair value of the disposal group using the market approach because we estimated there was a high likelihood that our disposal group would sell in an orderly transaction to market participants. In addition, we observed a range of offers to determine the reasonableness of assumptions and the estimated fair value of the disposal group. These quoted prices were used as observable market data from Level 2 inputs. As of June 30, 2020, we determined the fair value of the disposal group using the income approach and the market approach. In addition, we determined observed recent transactions of comparable multiples from publicly traded companies in our industry to determine the reasonableness of assumptions and the fair values of the disposal group estimated. Significant unobservable inputs and assumptions inherent in the valuation methodologies from Level 3 inputs were employed and include, but were not limited to, prospective financial information, growth rates, terminal value and discount rates. We compared the carrying amount of the disposal group to its respective fair value. We reconciled the aggregate fair values of the disposal group determined (as described above) to the carrying value less related costs to sell.

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

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of September 30, 2020, total outstanding contract notional amounts were $48.0 million. As of September 30, 2020, these outstanding balance sheet hedging derivatives had maturities of 78 days or less.

The fair value of our derivative instruments was included in our condensed consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of
		September 30, 2020	December 31, 2019
Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Prepaids and other current assets	$637	$295
	Accrued liabilities	—	9

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Derivative instruments designated as cash flow hedges:
Loss recognized in other comprehensive loss before reclassifications	---	$—	$(93)	$—	$(128)
Gain reclassified from accumulated other comprehensive loss to earnings for the effective portion	Interest expense	—	44	—	125
Income tax benefit	Income tax expense (benefit)(1)	—	(14)	—	(30)

Derivative instruments not designated as cash flow hedges:
Gain recognized in earnings	Other, net	$(284)	$(388)	$(438)	$(101)
Income tax expense	Income tax expense (benefit)(1)	71	91	109	22

For additional information related to our derivatives, see Notes 4 and 12.

(6) INVENTORIES

Inventories are stated at the lower of cost and net realizable value, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	September 30, 2020	December 31, 2019
Finished goods	$29,498	$49,853
Parts and components	4,217	4,915
Total inventories	$33,715	$54,768

For additional information related to asset and liabilities held-for-sale, see Notes 2 and 4.

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				September 30, 2020	December 31, 2019
Automobiles	5			$23	$23
Leasehold improvements	4	to	20	3,056	3,830
Computer software and equipment	2	to	7	32,229	26,816
Machinery and equipment	3	to	5	15,170	18,551
Furniture and fixtures	5	to	20	2,586	2,808
Work in progress(1)	N/A			1,854	2,747
Total cost				54,918	54,775
Accumulated depreciation				(31,750)	(32,020)
Total property, plant and equipment, net				$23,168	$22,755
(1) Work in progress includes information technology assets and production tooling.

For additional information related to asset and liabilities held-for-sale, see Notes 2 and 4.

Depreciation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation expense	$1,815	$2,046	$5,665	$5,353

(8) OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				September 30, 2020	December 31, 2019
Indefinite-lived trademarks	N/A			$9,053	$14,752
Definite-lived trademarks	5	to	15	250	2,850
Patents	7	to	24	1,443	14,243
Customer relationships	10	to	15	—	24,700
				10,746	56,545
Accumulated amortization - definite-lived intangible assets				(1,193)	(13,302)
Other intangible assets, net				$9,553	$43,243

Amortization expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization expense	$38	$808	$1,642	$2,692

Future amortization of definite-lived intangible assets is as follows (in thousands):

Remainder of 2020	$23
2021	111
2022	111
2023	111
2024	61
Thereafter	83
$500

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

Operating lease expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense	$1,052	$1,138	$3,337	$3,393

Leases with an initial term of 12 months or less (“short-term lease”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term.

Other information related to leases was as follows:

As of
September 30, 2020
Supplemental cash flow information:
ROU assets obtained in exchange for operating lease obligations (in thousands)	$3,079
Weighted average remaining operating lease term	3.9 years
Weighted average discount rate on operating leases	4.59%

We determined the discount rate for leases using a portfolio approach to determine an incremental borrowing rate to calculate the right-of-use assets and lease liabilities.

Maturities of operating lease liabilities under non-cancellable leases were as follows (in thousands):

As of
September 30, 2020
2020 - remaining	$938
2021	4,337
2022	4,164
2023	3,408
2024	3,509
Thereafter	11,073
Total undiscounted lease payments	27,429
Less imputed interest	(4,711)
Total lease liabilities	$22,718

(10) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	September 30, 2020	December 31, 2019
Payroll and related liabilities	$7,875	$2,929
Other	8,068	4,704
Total accrued liabilities	$15,943	$7,633

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

Changes in our product warranty obligations were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Balance, beginning of period	$5,717	$5,575
Accruals	1,425	3,721
Payments	(3,617)	(3,923)
Balance, end of period	$3,525	$5,373

(12) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables set forth the changes in accumulated other comprehensive loss, net of tax (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance, January 1, 2020	$—	$—	(937)	$(937)
Current period other comprehensive income before reclassifications	—	—	195	195
Net other comprehensive income during period	—	—	195	195
Balance, September 30, 2020	$—	$—	$(742)	$(742)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance, June 30, 2020	$—	$—	$(959)	$(959)
Current period other comprehensive income before reclassifications	—	—	217	217
Net other comprehensive income during period	—	—	217	217
Balance, September 30, 2020	$—	$—	$(742)	$(742)

	Unrealized (Loss) Gain on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, January 1, 2019	$(6)	$223	$(1,126)	$(909)
Current period other comprehensive income (loss) before reclassifications	19	(128)	23	(86)
Amounts reclassified from accumulated other comprehensive loss	(13)	(95)	—	(108)
Net other comprehensive income (loss) during period	6	(223)	23	(194)
Balance, September 30, 2019	$—	$—	$(1,103)	$(1,103)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, June 30, 2019	$—	$—	$(926)	$(926)
Current period other comprehensive loss before reclassifications	—	—	(177)	(177)
Net other comprehensive loss during period	—	—	(177)	(177)
Balance, September 30, 2019	$—	$—	$(1,103)	$(1,103)

(13) INCOME (LOSS) PER SHARE

Basic per share amounts were computed using the weighted average number of common shares outstanding. Diluted per share amounts were calculated using the number of basic weighted average shares outstanding increased by dilutive potential common shares related to stock-based awards, as determined by the treasury stock method. Basic income per share amounts were computed using the weighted average number of common shares outstanding. Diluted income per share amounts were calculated using the number of basic weighted average shares outstanding increased by dilutive potential common shares related to stock-based awards, as determined by the treasury stock method. There were losses from continuing operations for the three and nine months period ended September 2019, diluted earnings per share is the same as basic earnings per share.

The weighted average numbers of shares outstanding used to compute income and loss per share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares used to calculate basic income (loss) per share	30,038	29,728	29,914	29,660
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	2,363	—	1,878	—
Shares used to calculate diluted income (loss) per share	32,401	29,728	31,792	29,660

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted per share due to loss from continuing operations, as such, the exercise or conversion of any potential shares would increase the number of shares in the denominator and results in a lower loss per share

These shares may be anti-dilutive potential common shares in the future (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock units	1,772	7	1,398	7
Stock options	591	—	480	76
In the case of restricted stock units, this is because unrecognized compensation expense exceeds the current value of the awards (i.e., grant date market value was higher than current average market price). In the case of stock options, this is because the average market price did not exceed the exercise price.

These shares may be dilutive potential common shares in the future (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock units	1	765	3	227
Stock options	4	534	41	85

(14) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments, Direct and Retail. There were no changes in our operating segments during the nine months ended September 30, 2020.

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

Following is summary information by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales:
Direct	$61,194	$16,197	$158,768	$83,745
Retail	93,155	44,823	201,716	119,097
Royalty	1,042	688	2,817	2,270
Consolidated net sales	$155,391	$61,708	$363,301	$205,112
Contribution:
Direct	$17,588	$(8,693)	$36,392	$(19,569)
Retail	23,442	4,772	37,444	3,803
Royalty	1,042	688	2,817	2,270
Consolidated contribution	$42,072	$(3,233)	$76,653	$(13,496)

Reconciliation of consolidated contribution to loss from continuing operations:
Consolidated contribution	$42,072	$(3,233)	$76,653	$(13,496)
Amounts not directly related to segments:
Operating expenses	1,923	(5,020)	(40,324)	(90,338)
Other expense, net	(628)	(422)	(1,434)	(910)
Income tax (expense) benefit	(9,398)	(55)	(3,610)	8,786
Income (loss) from continuing operations	$33,969	$(8,730)	$31,285	$(95,958)

	As of
	September 30,	December 31,
Assets:	2020	2019
Direct	$40,250	$47,377
Retail	124,830	148,965
Unallocated corporate	113,932	24,137
Total assets	$279,012	$220,479

The following customers accounted for 10% or more of total net sales as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amazon.com	22.9%	18.7%	18.9%	14.1%
Dick's Sporting Goods	*	19.3	*	10.2
*Less than 10% of total net sales.

(15) BORROWINGS

On January 31, 2020, we entered into a Credit Agreement with Wells Fargo Bank, National Association (“Wells Fargo”) and lenders from time to time party thereto (collectively with Wells Fargo the “Lenders”) (“Credit Agreement”), pursuant to which the Lenders have agreed, among other things, to make available to us an asset-based revolving loan facility in the aggregate principal amount of up to $55.0 million, subject to a borrowing base (the “ABL Revolving Facility”), and a term loan facility in the aggregate principal amount of $15.0 million (the “Term Loan Facility” and together with the ABL Revolving Facility, the “Wells Fargo Financing"), in each case, as such amounts may increase or decrease in accordance with the terms of the Credit Agreement. The Wells Fargo Financing expires and all outstanding amounts become due on January 31, 2025 unless the maturity is accelerated subject to the terms set forth in the Credit Agreement. The repayment of obligations under the Credit Agreement is secured by substantially all of our assets. Principal and interest amounts are required to be paid as scheduled.

We used the proceeds from the Wells Fargo Financing to extinguish our existing $40.0 million revolver with JPMorgan Chase Bank N.A. (“Chase Bank”) (“2019 Chase Credit Agreement”), pay transaction expenses, and for general corporate purposes. Our previously existing credit facilities and agreements with Chase Bank and all guarantees and liens existing in connection with those facilities and agreements were terminated upon the closing of the Wells Fargo Financing. In connection with the termination of the 2019 Chase Credit Agreement we recorded a loss on debt extinguishment of $0.2 million as interest expense in our consolidated statements of operations.

Interest on the ABL Revolving Facility will accrue at LIBOR plus a margin of 1.75% to 2.25% (based on average quarterly availability) and interest on the Term Loan Facility will accrue at LIBOR plus 5.00%. As of September 30, 2020, our interest rate was 2.39% for the ABL Revolving Facility and 5.14% for the Term Loan Facility.

As of September 30, 2020, outstanding borrowings totaled $14.3 million, with $14.0 million and $0.3 million under our Term Loan Facility and ABL Revolving Facility, respectively. As of September 30, 2020, we were in compliance with the financial covenants of the Wells Fargo Financing and $48.6 million was available for borrowing under the ABL Revolving Facility. Any outstanding balance is due and payable on January 31, 2025.

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

(16) INCOME TAXES

The income tax expense from continuing operations for the three month period ended September 30, 2019 was primarily a result of the valuation allowance recorded in the third quarter of 2019 to reduce certain net deferred tax assets to their anticipated realizable value. The reduced effective tax rate from continuing operations for nine month periods ended September 30, 2019 was primarily due to the goodwill impairment in the second quarter of 2019, for which no tax benefit was recognized, combined with the aforementioned valuation allowance recorded in the third quarter of 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to coronavirus disease 2019 (“COVID-19”). The CARES Act, among other things, includes several significant provisions that could impact corporate taxpayers’ accounting for income taxes.

Prior to the enactment of the CARES Act, the 2017 Tax Cuts and Jobs Act generally eliminated the ability to carryback net operating losses (“NOLs”), and permitted the NOLs arising in tax years beginning after December 31, 2017 to be carried forward indefinitely, limited to 80% of the taxpayer’s income. The CARES Act amended the NOL rules, suspending the 80% limitation on the utilization of NOLs generated after December 31, 2017 and before January 1, 2021. Additionally, the CARES Act allows corporate NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, to be carried back to each of the five taxable years preceding the taxable year of the loss.

Accordingly, we performed various analyses and evaluated the potential impact to our financial statements as a result of the CARES Act. Based on our assessment, we determined that the modifications to the NOL carryback provision of the CARES Act would result in a tax benefit and cash inflow for us. We expect that taxable losses incurred in 2019 may be fully carried back and utilized against the taxable income generated and taxes paid in the previous tax years which were measured at 35%. Accordingly, we recorded a $3.9 million income tax benefit associated with the remeasurement to the NOL carryback at a 14% tax rate differential as a result of 2019 NOL carryback. Furthermore, a corresponding income tax receivable from the 2019 NOL carryback was recorded.

The income tax expenses from continuing operations for the three month and nine month periods ended September 30, 2020 were primarily due to the profit generated in the U.S. Further, the lower effective tax rate from continuing operations for the nine month period ended September 30, 2020 was primarily due to the 14% rate benefit of net operating loss carry-backs as a result of the enactment of the CARES Act.

(17) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of September 30, 2020, we had standby letters of credit of $1.7 million.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of September 30, 2020, we had approximately $240.3 million including certain held-for-sale orders of $13.8 million, compared to $28.4 million as of December 31, 2019 in non-cancelable market-based purchase obligations, primarily to secured additional factory capacity for inventory purchases in the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no related liabilities were recorded as of September 30, 2020.

Legal Matters
From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates accordingly. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss probable or reasonably possible, and whether the amount of a probable or reasonably possible loss is estimable. Among other factors, we evaluate the advice of internal and external counsel, the outcomes from similar litigation, the current status of the lawsuits (including settlement initiatives), legislative developments and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. Further, while we face contingencies that are reasonably possible to occur, we are unable to estimate the possible loss or range of loss at this time. As such, zero liability is recorded as of September 30, 2020.

As of the date of filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

(18) SUBSEQUENT EVENTS

On October 14, 2020, we entered into a stock purchase agreement (the “Agreement”) with True Fitness Technology, Inc., a Missouri corporation (“True Fitness”). Pursuant to the terms of the Agreement, on October 14, 2020, True Fitness purchased 100% of the issued and outstanding capital stock of our wholly-owned subsidiary OF Holdings, Inc., a Delaware corporation (“Holdings”), which included Holding’s wholly-owned subsidiary Octane Fitness, LLC, a Minnesota limited liability company (collectively, “Octane Fitness”). In addition, effective October 14, 2020, pursuant to terms of a U.K. Asset Transfer Agreement, a subsidiary of True Fitness, True Fitness Technology U.K. Limited, purchased certain assets and assumed certain Octane Fitness brand-related liabilities of our U.K. subsidiary, Octane Fitness UK Ltd. Contemporaneously with the transactions described above, True Fitness Technology Ireland Limited, a subsidiary of True Fitness, entered into an NL Asset Transfer Agreement with Octane Fitness International B.V., a company organized under the laws of the Netherlands, providing for the True Fitness subsidiary to purchase certain assets and assume certain Octane brand-related liabilities of Octane Fitness International B.V. That transaction is anticipated to close on or before November 30, 2020. The above-described transactions are collectively referred to as the “Sale of the Octane Business”.

The aggregate consideration for the Sale of the Octane Business as provided by the Stock Purchase Agreement and the asset transfer agreements consists of a base purchase price of $25.0 million subject to adjustments for cash and cash equivalents, indebtedness, transaction expenses and working capital. True Fitness assumed $3 million of warranty liabilities and $0.5 million of vendor recourse lease obligations. We expect to incur estimated selling costs of $3.0 million in connection with the Sale of the Octane Business. For additional information related to assets and liabilities held-for-sale, see Notes 2 and 4.

S-3 Shelf Registration Statement

On November 9, 2020, we will file a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”). When declared effective by the SEC, we may, from time to time, issue various types of securities, including common stock, debt securities, warrants or units, up to an aggregate amount of $100 million. The company has no immediate plans to raise and use additional capital at this time. Any offer, solicitation, or sale of any of the securities registered under the registration statement will be made only by means of the prospectus and the accompanying prospectus supplement once the registration statement is declared effective by the SEC.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). All references to the third quarter and first nine months of 2020 and 2019 mean the three and nine-month periods ended September 30, 2020 and 2019, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “intend,” “estimate,” “will,” “should,” “could,” and other terms of similar meaning typically identify forward-looking statements. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Forward-looking statements include any statements related to our future business, financial performance or operating results; the impact of any divestiture or separation transaction on our remaining business; anticipated fluctuations in net sales due to seasonality; plans and expectations regarding gross and operating margins; plans and expectations regarding research and development expenses and capital expenditures and anticipated results from such expenditures and other investments in our capabilities and resources; anticipated losses from discontinued operations; plans for new product introductions, strategic partnerships and anticipated demand for our new and existing products; and statements regarding our inventory and working capital requirements and the sufficiency of our financial resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including our ability to timely acquire inventory that meets our quality control standards from sole source foreign manufacturers at acceptable costs, changes in consumer fitness trends, changes in the media consumption habits of our target consumers or the effectiveness, availability and price of media time consistent with our cost and audience profile parameters, greater than anticipated costs or delays associated with launch of new products, weaker than expected demand for new or existing products, a decline in consumer spending due to unfavorable economic conditions, softness in the retail marketplace or the availability from retailers of heavily discounted competitive products, an adverse change in the availability of credit for our customers who finance their purchases, our ability to pass along vendor raw material price increases and other cost pressures, including increased shipping costs and unfavorable foreign currency exchange rates, tariffs, risks associated with current and potential delays, work stoppages, or supply chain disruptions caused by the coronavirus pandemic, our ability to hire and retain key management personnel, our ability to effectively develop, market and sell future products, changes in the financial markets, including changes in credit markets and interest rates that affect our ability to access those markets on favorable terms, the impact of any future impairments, our ability to protect our intellectual property, the introduction of competing products, and our ability to get foreign-sourced product through customs in a timely manner. Additional assumptions, risks and uncertainties are described in Part I, Item 1A, “Risk Factors,” in our 2019 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or conform them to actual results or to changes in circumstances or expectations.

Overview
We are committed to providing innovative, quality solutions to help people achieve a fit and healthy lifestyle. Our principal business activities include designing, developing, sourcing, and marketing high-quality cardio and strength fitness products, a connected-fitness digital platform, and related accessories for consumer use, primarily in the U.S., Canada, Europe and Asia. Our products are sold under some of the most-recognized brand names in the fitness industry: Nautilus®, Bowflex®, Octane Fitness®, Schwinn® and JRNYTM.

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

In the third quarter of 2020, we saw continued strong demand for our line of home-fitness products as government ordered closures and restrictions on gyms and consumer reluctance to return to gyms related to the COVID-19 pandemic continued. Our strong operating results were a reflection of our team’s ability to quickly react to the strong customer demand. We increased production capacity at our suppliers in Asia, invested in transportation options to more rapidly deliver products to our distribution centers, and hired additional resources in our distribution centers and headquarters to deliver third quarter 2020 sales results that were 256.3% the sales of third quarter 2019.

In addition to meeting the current demand of our customers, we have implemented several strategic measures designed to drive topline growth and improve our long-term profitability. We plan to introduce key new products in the next few quarters across the channels where we do business. We are continuing our digital transformation by integrating our digital JRNYTM platform into key new products and moving closer to our goal of having the majority of our portfolio equipped with digital experiences that are offered for an additional subscription fee.

Net sales for the three months ended September 30, 2020 were $155.4 million, reflecting a 151.8% increase as compared to net sales of $61.7 million for the three months ended September 30, 2019.

Gross profit for the three months ended September 30, 2020 was $67.9 million, reflecting a 256.3% increase as compared to gross profit of $19.1 million for the three months ended September 30, 2019.

In accordance with ASC 360, we met the criteria for classification of held-for-sale for the Octane Fitness® disposal group as of the reporting date. We performed an evaluation during the third quarter of 2020 to determine the held-for-sale fair values of assets and liabilities less related costs to sell, which resulted in a non-cash gain on disposal group of $8.3 million. On October 14, 2020, we entered into the Agreement with True Fitness to sell Octane Fitness and certain assets held by international subsidiaries of Octane Fitness for a base purchase price of $25.0 million.

Operating income for the three months ended September 30, 2020 was $44.0 million compared to an operating loss of $8.3 million for the three months ended September 30, 2019.

Net income was $33.8 million for the three months ended September 30, 2020, compared to net loss of $8.8 million for the three months ended September 30, 2019.

Net sales for the nine month period ended September 30, 2020 were $363.3 million, reflecting a 77.1% increase as compared to net sales of $205.1 million for the nine month period ended September 30, 2019.

Gross profit for the nine month period ended September 30, 2020 was $150.9 million, reflecting a 108.4% increase as compared to gross profit of $72.4 million for the nine month period ended September 30, 2019.

In accordance with ASC 360, we met the criteria for classification of held-for-sale for the Octane Fitness® disposal group as of the reporting date. We performed an evaluation for the nine month period ended September 30, 2020 to determine the held-for-sale fair values of assets and liabilities less related costs to sell, which resulted in a non-cash charge for loss on disposal group of $20.7 million.

Operating income for the nine month period ended September 30, 2020 was $36.3 million compared to an operating loss of $103.8 million for the nine month period ended September 30, 2019.

Net income was $30.9 million for the nine month period ended September 30, 2020, compared to net loss of $96.3 million for the nine month period ended September 30, 2019.

Forward Looking Guidance

The company does not plan to provide specific guidance on an ongoing basis. However, as this year's quarterly results have not followed the typical seasonality, the company is providing the following commentary.

The company expects full year 2020 net sales to be between $540 million and $565 million and full year 2020 EBITDA to be between $90 million and $100 million.

The company is raising the full year 2020 capital expenditures guidance range to $10 million to $13 million.

Factors Affecting Our Performance

Our results of operations may vary significantly from period-to-period. Our revenues typically fluctuate due to the seasonality of our industry, customer buying patterns, product innovation, the nature and level of competition for health and fitness products, our ability to procure products to meet customer demand, the level of spending on, and effectiveness of, our media and advertising programs and our ability to attract new customers and maintain existing sales relationships. In addition, our revenues are highly susceptible to economic factors, including, among other things, the overall condition of the economy and the availability of consumer credit in both the U.S. and Canada. The COVID-19 pandemic has created a heightened need for home-fitness products at an unplanned rate partially offset by declines in Octane Fitness® equipment as gym closures have begun to affect sales of commercial-grade equipment. We are unable to estimate the amount the short-term increases in demand for many of our home-fitness products continue to outpace supply and we are accelerating the manufacturing and delivery of key products. We cannot predict the longer-term impacts of COVID-19 and the impact on our results of operations is uncertain. Our financial results could also be impacted by selling Octane Fitness®, including the risks and uncertainties as to the terms, timing, structure, benefits and costs of any divestiture or separation transaction and the impact of any divestiture or separation transaction may have on our remaining business. Our profit margins may vary in response to the aforementioned factors and our ability to manage product costs. Profit margins may also be affected by fluctuations in the costs or availability of materials used to manufacture our products, tariffs, expedited shipping and transportation costs, costs associated with acquisition or license of products and technologies, product warranty costs, the cost of fuel, foreign currency exchange rates, and changes in costs of other distribution or manufacturing-related services. Our operating profits or losses may also be affected by the efficiency and effectiveness of our organization. Historically, our operating expenses have been influenced by media costs to produce and distribute advertisements of our products on television, the Internet and other media, facility costs, operating costs of our information and communications systems, product supply chain management, customer support and new product development activities. In addition, our operating expenses have been affected from time-to-time by asset impairment charges, restructuring charges and other significant unusual or infrequent expenses.

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

RESULTS OF OPERATIONS
Results of operations information was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2020	2019	$	%
Net sales	$155,391	$61,708	$93,683	151.8%
Cost of sales	87,453	42,641	44,812	105.1%
Gross profit	67,938	19,067	48,871	256.3%
Operating expenses:
Selling and marketing	19,207	17,472	1,735	9.9%
General and administrative	8,841	6,726	2,115	31.4%
Research and development	4,240	3,122	1,118	35.8%
Gain on disposal group, goodwill and other intangible impairment charge	(8,345)	—	(8,345)	*
Total operating expenses	23,943	27,320	(3,377)	(12.4)%
Operating income (loss)	43,995	(8,253)	52,248	*
Other expense:
Interest income	1	—	1
Interest expense	(253)	(293)	40
Other, net	(376)	(129)	(247)
Total other expense, net	(628)	(422)	(206)
Income (loss) from continuing operations before income taxes	43,367	(8,675)	52,042
Income tax expense(1)	9,398	55	9,343
Income (loss) from continuing operations	33,969	(8,730)	42,699
Loss from discontinued operations, net of taxes	(131)	(114)	(17)
Net income (loss)	$33,838	$(8,844)	$42,682
(1) Income tax expense for the three months ended September 30, 2019 includes an immaterial correction to reduce income tax expense and the valuation allowance by $1.8 million. The correction reflects the impact of 2017 tax reform associated with the application of indefinite-lived deferred taxes to properly calculate the valuation allowance.

*Not meaningful

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Net sales	$363,301	$205,112	$158,189	77.1%
Cost of sales	212,370	132,686	79,684	60.1%
Gross profit	150,931	72,426	78,505	108.4%
Operating expenses:
Selling and marketing	56,339	69,146	(12,807)	(18.5)%
General and administrative	25,812	23,824	1,988	8.3%
Research and development	11,783	11,282	501	4.4%
Loss on disposal group, goodwill and other intangible impairment charge	20,668	72,008	(51,340)	(71.3)%
Total operating expenses	114,602	176,260	(61,658)	(35.0)%
Operating income (loss)	36,329	(103,834)	140,163	*
Other expense:
Interest income	4	162	(158)
Interest expense	(1,218)	(721)	(497)
Other, net	(220)	(351)	131
Total other expense, net	(1,434)	(910)	(524)
Income (loss) from continuing operations before income taxes	34,895	(104,744)	139,639
Income tax expense (benefit)	3,610	(8,786)	12,396
Income (loss) from continuing operations	31,285	(95,958)	127,243
Loss from discontinued operations, net of taxes	(373)	(329)	(44)
Net income (loss)	$30,912	$(96,287)	$127,199
(1) Income tax expense for the nine months ended September 30, 2019 includes an immaterial correction to reduce income tax expense and the valuation allowance by $1.8 million. The correction reflects the impact of 2017 tax reform associated with the application of indefinite-lived deferred taxes to properly calculate the valuation allowance.

*Not meaningful

Results of operations information by segment and major product lines was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2020	2019	$	%
Net sales:
Direct net sales:
Cardio products(1)	$44,278	$12,431	$31,847	256.2%
Strength products(2)	16,916	3,766	13,150	349.2%
Direct	61,194	16,197	44,997	277.8%

Retail net sales:
Cardio products(1)	71,924	35,509	36,415	102.6%
Strength products(2)	21,231	9,314	11,917	127.9%
Retail	93,155	44,823	48,332	107.8%

Royalty	1,042	688	354	51.5%
	$155,391	$61,708	$93,683	151.8%

Cost of sales:
Direct	$26,204	$9,987	$16,217	162.4%
Retail	61,249	32,654	28,595	87.6%
	$87,453	$42,641	$44,812	105.1%

Gross profit:
Direct	$34,990	$6,210	$28,780	463.4%
Retail	31,906	12,169	19,737	162.2%
Royalty	1,042	688	354	51.5%
	$67,938	$19,067	$48,871	256.3%
Gross margin:
Direct	57.2%	38.3%	1,890	basis points
Retail	34.3%	27.1%	720	basis points

Contribution:
Direct	$17,588	$(8,693)	26,281	*
Retail	23,442	4,772	18,670	391.2%

Contribution rate:
Direct	28.7%	(53.7)%	8,240	basis points
Retail	25.2%	10.6%	1,460	basis points
*Not meaningful

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Net sales:
Direct net sales:
Cardio products(1)	$125,739	$68,121	$57,618	84.6%
Strength products(2)	33,029	15,624	17,405	111.4%
Direct	158,768	83,745	75,023	89.6%

Retail net sales:
Cardio products(1)	157,078	92,250	64,828	70.3%
Strength products(2)	44,638	26,847	17,791	66.3%
Retail	201,716	119,097	82,619	69.4%

Royalty	2,817	2,270	547	24.1%
	$363,301	$205,112	$158,189	77.1%
Cost of sales:
Direct	$71,956	$42,112	$29,844	70.9%
Retail	140,414	90,574	49,840	55.0%
	$212,370	$132,686	$79,684	60.1%
Gross profit:
Direct	$86,812	$41,633	$45,179	108.5%
Retail	61,302	28,523	32,779	114.9%
Royalty	2,817	2,270	547	24.1%
	$150,931	$72,426	$78,505	108.4%

Gross margin:
Direct	54.7%	49.7%	500	basis points
Retail	30.4%	23.9%	650	basis points

Contribution:
Direct	$36,392	$(19,569)	$55,961	*
Retail	37,444	3,803	33,641	884.6%

Contribution rate:
Direct	22.9%	(23.4)%	4,630	basis points
Retail	18.6%	3.2%	1,540	basis points
*Not meaningful

(1) Cardio products include: connected-fitness bikes like the Bowflex® C6 and Schwinn® IC4, Max Trainer®, Zero Runner®, treadmills, other exercise bikes, ellipticals and subscription services.
(2) Strength products include: home gyms and Bowflex® SelectTech® dumbbells, kettlebell and barbell weights, and accessories.

Sales and Gross Profit

Direct Segment
Net sales for the three month period ended September 30, 2020 were $61.2 million, up 277.8%, from $16.2 million for the three month period ended September 30, 2019, driven primarily by cardio products which grew 256.2%, led by Schwinn® IC4 and Bowflex® C6 connected-fitness bikes. Strength product sales grew 349.2% led by our popular SelectTech® weights and Bowflex® Home Gyms. We launched the Bowflex® VeloCoreTM in September and early results have exceeded expectations.

Net sales for the nine month period ended September 30, 2020 were $158.8 million, reflecting an 89.6% increase as compared to $83.7 million for the same period in 2019. Increased sales were driven primarily by cardio products which grew by 84.6% versus the same period in 2019 and were led by strong demand for our connected-fitness bikes, the Bowflex® C6 and

Schwinn® IC4, partially offset by a decline in our Max Trainer® sales. Strength product sales grew 111.4% versus the same period in 2019 which were driven by SelectTech® weights and Bowflex® Home Gyms.

Gross margin rates for the three and nine month periods ended September 30, 2020 and September 30, 2019 were 57.2% and 54.7%, up from 38.3% and 49.7%, respectively, primarily driven by increased full-priced sales and favorable fixed costs leverage, partially offset by higher transportation costs.

Segment contribution income for the three month period ended September 30, 2020 was $17.6 million, compared to a loss of $8.7 million, for the three month period ended September 30, 2019. The $26.3 million improvement was primarily driven by higher gross profit, partially offset by increased media spend. Advertising expenses were $8.0 million for the third quarter of 2020 compared to $5.8 million for the same period in 2019. The $2.3 million increase was driven by the company's investment in launch marketing of the new Bowflex® VelocoreTM bikes.

Segment contribution income for the first nine months of 2020 was $36.4 million compared to a loss of $19.6 million for the first nine months of 2019. The $56.0 million improvement was primarily driven by higher gross profit.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the third quarter of 2020 were 48.5%, compared to 51.0% for the same period of 2019. The decrease in approvals reflects lower credit quality applications.

Retail Segment
Net sales for the three month period ended September 30, 2020 were $93.2 million, up 107.8%, from $44.8 million for the same period of 2019. Cardio sales increased by 102.6% driven by bikes, particularly the Schwinn® IC4 connected-fitness bikes, and ellipticals. Strength product sales grew by 127.9% led by the popular SelectTech® weights and benches. Excluding sales related to our Octane brand, third quarter of 2020 net sales for the Retail segment grew 131.6% versus the third quarter of 2019.

Net sales for the nine month period ended September 30, 2020 were $201.7 million, reflecting a 69.4% increase as compared to $119.1 million for the same period in 2019, with strong growth coming from both cardio and strength product sales. Cardio sales were up 70.3% compared with the same period in 2019, driven by the Schwinn® IC4 connected-fitness bikes and partially offset by declines in Octane Fitness® products as gym closures continued to affect sales of commercial-grade equipment. Strength sales were up 66.3% compared to the same period in 2019, driven primarily by strong demand for SelectTech® weights and Bowflex® Home Gyms.

Gross margin rates for the three and nine month periods ended September 30, 2020 and September 30, 2019 were 34.3% and 30.4%, up from 27.1% and 23.9% respectively, primarily driven by favorable customer mix and fixed costs leverage, partially offset by higher transportation costs.

Segment contribution income for the three month period ended September 30, 2020 was $23.4 million compared to $4.8 million for the three month period ended September 30, 2019. The $18.6 million improvement was primarily driven by higher gross profit and leveraging of fixed costs.

Segment contribution income for the first nine months of 2020 was $37.4 million compared to $3.8 million for the first nine months of 2019. The $33.6 million improvement was primarily driven by higher gross profit.

Royalty
Royalty income increased by $0.4 million, or 51.5%, to $1.0 million for the three month period ended September 30, 2020, compared to the same period of 2019, primarily due to increased license sales.

Royalty income increased by $0.5 million, or 24.1%, to $2.8 million for the first nine months of 2020, compared to the first nine months of 2019, due to a royalty settlement and increased license sales.

Operating Expenses
Operating expenses for the three months ended September 30, 2020 were $23.9 million, a decrease of $3.4 million, or 12.4%, as compared to operating expenses of $27.3 million for the three months ended September 30, 2019. The decrease in operating expenses was primarily related to a gain on disposal group of $8.3 million partially offset by higher media spending related to the Bowflex® VelocoreTM bike launch.

Operating expenses for the first nine months of 2020 were $114.6 million, a decrease of $61.7 million, or 35.0%, as compared to operating expenses of $176.3 million for the first nine months of 2019. The decrease in operating expenses was primarily related to a loss on disposal group of $20.7 million compared to a goodwill and other intangible impairment charge of $72.0 million in 2019 and a reduction in media spending in 2020 of $23.6 million compared to $32.0 million in 2019.
(Gain) Loss on Disposal Group
In accordance with ASC 360, we met the criteria for classification of held-for-sale for the Octane Fitness® disposal group as of June 30, 2020. On October 14, 2020, we entered into the Agreement with True Fitness Technology, Inc. to sell Octane Fitness and certain international assets held by subsidiaries of Octane Fitness for a base purchase price of $25.0 million, subject to adjustments for cash and cash equivalents, indebtedness, transaction expenses and working capital. We expect to incur estimated selling costs of $3.0 million. We performed an evaluation during the third quarter of 2020 to determine the held-for-sale fair values of assets and liabilities less related costs to sell, which resulted in a non-cash charge for gain on disposal group for three months ended September 30, 2020 of $8.3 million and loss on disposal group for the nine months ended September 30, 2020 of $20.7 million. For additional information related to assets and liabilities held-for-sale, see Notes 2 and 18.

Selling and Marketing
Selling and marketing expenses include payroll, employee benefits, and other headcount-related expenses associated with sales and marketing personnel, and the costs of media advertising, promotions, trade shows, seminars, and other programs.

Selling and marketing information was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2020	2019	$	%
Selling and marketing	$19,207	$17,472	$1,735	9.9%
As % of net sales	12.4%	28.3%

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Selling and marketing	$56,339	$69,146	$(12,807)	(18.5)%
As % of net sales	15.5%	33.7%

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2020	2019	$	%
Media advertising	$8,017	$5,757	$2,260	39.3%

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Media advertising	$23,587	$32,012	$(8,425)	(26.3)%

The increase in selling and marketing expenses for the three months ended September 30, 2020 was primarily due to increased media advertising for the launch of the new Bowflex® VelocoreTM bike. The decrease in selling and marketing expenses for the nine months ended September 30, 2020 was primarily due to decreases, during the first six months of 2020, in media advertising, given strong organic demand and inventory scarcity. Additionally, COVID-19 reduced travel costs related to selling and marketing.

General and Administrative

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, and other administrative fees.

General and administrative was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2020	2019	$	%
General and administrative	$8,841	$6,726	$2,115	31.4%
As % of net sales	5.7%	10.9%

	Nine Months Ended September 30,		Change
	2020	2019	$	%
General and administrative	$25,812	$23,824	$1,988	8.3%
As % of net sales	7.1%	11.6%

The increase in general and administrative expenses for the three and nine months ended September 30, 2020 was primarily due to increased personnel expenses, primarily in bonus and stock expenses.

Research and Development
Research and development expenses include payroll, employee benefits, other headcount-related expenses and information technology associated with product development.

Research and development was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2020	2019	$	%
Research and development	$4,240	$3,122	$1,118	35.8%
As % of net sales	2.7%	5.1%

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Research and development	$11,783	$11,282	$501	4.4%
As % of net sales	3.2%	5.5%

The increases in research and development for the three and nine month periods ended September 30, 2020, as compared to the same periods of 2019, were driven primarily by increased investments in our digital platform.

Operating Income
Operating income for the three months ended September 30, 2020 was $44.0 million, an increase of $52.2 million, or 633.1%, as compared to an operating loss of $8.3 million for the three months ended September 30, 2019. The increase in operating income was primarily due to higher gross profit and lower operating expenses as discussed in more detail above.

Operating income for the first nine months of 2020 was $36.3 million, an increase of $140.2 million, or 135.0%, as compared to an operating loss of $103.8 million for the first nine months of 2019. The increase in operating income was primarily due to higher gross profit and lower operating expenses as discussed in more detail above.

Income from continuing operations was $34.0 million for the three months ended September 30, 2020, or $1.05 per diluted share, compared to a loss from continuing operations of $8.7 million, or $0.29 per diluted share, for the three months ended September 30, 2019. The increase in income from continuing operations was primarily due to higher gross profit and lower operating expenses as discussed in more detail above.

Income from continuing operations was $31.3 million for the first nine months of 2020, or $0.98 per diluted share, compared to loss from continuing operations of $96.0 million, or $3.24 per diluted share, for the first nine months of 2019. The increase in income from continuing operations was primarily due to higher gross profit and lower operating expenses as discussed in more detail above and aided by the tax benefit related to the CARES Act.

Other, Net
Other, net relates to the effect of exchange rate fluctuations with the U.S. and our foreign subsidiaries.

Income Tax Expense (Benefit)
Income tax provision includes U.S. and international income taxes, and interest and penalties on uncertain tax positions.

Income tax expense (benefit) was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2020	2019	$	%
Income tax expense	$9,398	$55	$9,343	16,987.3%
Effective tax rate	21.7%	(0.6)%

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Income tax expense (benefit)	$3,610	$(8,786)	$12,396	(141.1)%
Effective tax rate	10.3%	8.4%

The income tax expenses from continuing operations for the three month and nine month periods ended September 30, 2020 were primarily due to the profit generated in the U.S.

The lower effective tax rate from continuing operations for the nine month period ended September 30, 2020 was primarily due to the 14% rate benefit of net operating loss carry-backs as a result of the enactment of the CARES Act.

The income tax expense from continuing operations for the three month period ended September 30, 2019 was primarily a result of the valuation allowance recorded in the third quarter of 2019 to reduce certain net deferred tax assets to their anticipated realizable value. The reduced effective tax rate from continuing operations for nine month periods ended September 30, 2019 was primarily due to the goodwill impairment in the second quarter of 2019, for which no tax benefit was recognized, combined with the aforementioned valuation allowance recorded in the third quarter of 2019.

See Note 16 of Notes to Condensed Consolidated Financial Statements for additional information.

Net Income
Net income was $33.8 million for the three months ended September 30, 2020, compared to a net loss of $8.8 million for the three months ended September 30, 2019. Net income per diluted share was $1.04 for the three months ended September 30, 2020, compared to net loss per diluted share of $0.30 for the three months ended September 30, 2019.

Net income was $30.9 million for the first nine months of 2020, compared to a net loss of $96.3 million for the first nine months of 2019. Net income per diluted share was $0.97 for the first nine months of 2020, compared to net loss per diluted share of $3.25 for the first nine months of 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, we had $72.3 million of cash, cash equivalents and restricted cash, and $48.6 million was available for borrowing under the ABL Revolving Facility, compared to $11.1 million of cash and cash equivalents as of December 31, 2019. We expect our cash and cash equivalents and amounts available under our Wells Fargo Financing as of September 30, 2020, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from September 30, 2020. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our shareholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Cash provided by operating activities was $69.9 million for the nine month period ended September 30, 2020, compared to cash used in operating activities of $35.6 million for the nine month period ended September 30, 2019. The increase in cash flows from operating activities for the nine month period ended September 30, 2020 as compared to the same period of 2019 was primarily due to the increase in operating income, along with the changes in our operating assets and liabilities discussed below.

Trade receivables increased by $14.0 million to $68.6 million as of September 30, 2020, compared to $54.6 million as of December 31, 2019, primarily due to the timing of customer payments offset by certain receivables included in assets held-for-sale. Trade receivables as of September 30, 2020 compared to September 30, 2019 increased by $37.8 million due to the higher net sales and the timing of receipts in the third quarter of 2020.

Inventory was $33.7 million, compared to $54.8 million as of December 31, 2019. The decrease in inventory was primarily due to the surge in demand for home-fitness products and certain inventory included in assets held-for-sale. Inventories as of September 30, 2020 compared to September 30, 2019, decreased by $16.4 million, primarily due to the surge in demand and certain inventory included in held-for-sale.

Prepaid and other current assets was $9.7 million, compared to $8.3 million as of December 31, 2019, primarily related to other short-term deposits.

Trade payables increased by $9.1 million to $83.4 million as of September 30, 2020, compared to $74.3 million as of December 31, 2019, primarily due to timing of payments for inventory, advertising related payments partially offset by certain payables included in liabilities held-for-sale.

Accrued liabilities increased by $8.3 million to $15.9 million as of September 30, 2020, compared to $7.6 million as of December 31, 2019, primarily due to payroll related liabilities and other accruals partially offset by and certain payables included in liabilities held-for-sale.

Cash used in investing activities of $8.0 million for the first nine months of 2020 was due to capital expenditures for implementation of new software systems, production tooling and equipment. We anticipate spending between $10.0 million and $13.0 million in 2020 for digital platform enhancements, systems integration, and production tooling.

Cash used in financing activities of $1.1 million for the first nine months of 2020 was primarily related to loan principal repayments of $43.9 million and related debt issuance costs for Wells Fargo Financing agreements offset by loan proceeds of $45.3 million.

Financing Arrangements
On January 31, 2020, we entered into a Credit Agreement with Wells Fargo Bank, National Association (“Wells Fargo”) and lenders from time to time party thereto (collectively with Wells Fargo, the “Lenders”), pursuant to which the Lenders have agreed, among other things, to make available to us an asset-based revolving loan facility in the aggregate principal amount of up to $55.0 million, subject to a borrowing base (the “ABL Revolving Facility”), and a term loan facility in the aggregate principal amount of $15.0 million (the “Term Loan Facility” and together with the ABL Revolving Facility, the “Wells Fargo Financing“), in each case, as such amounts may increase or decrease in accordance with the terms of the Credit Agreement. The Wells Fargo Financing expires and all outstanding amounts become due on January 31, 2025 unless the maturity is accelerated subject to the terms set forth in the Credit Agreement. The repayment of obligations under the Credit Agreement is secured by substantially all of our assets. Principal and interest amounts are required to be paid as scheduled.

We used the proceeds from the Wells Fargo Financing to extinguish our existing $40.0 million revolver with Chase Bank (“2019 Chase Credit Agreement”), pay transaction expenses, and for general corporate purposes. Our previously existing credit facilities and agreements with Chase Bank and all guarantees and liens existing in connection with those facilities and agreements were terminated upon the closing of the Wells Fargo Financing. In connection with the termination of the 2019 Chase Credit Agreement we recorded a loss on debt extinguishment of $0.2 million as interest expense in our consolidated statement of operations.

As of September 30, 2020, outstanding borrowings totaled $14.3 million with $14.0 million and $0.3 million under our Wells Fargo Financing Term Loan Facility and ABL Revolving Facility, respectively. As of September 30, 2020, we were in compliance with the financial covenants of the Wells Fargo Financing and $48.6 million was available for borrowing under the ABL Revolving Facility. Any outstanding balance is due and payable on January 31, 2025, unless the maturity is accelerated subject to the terms set forth in the Credit Agreement.

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

Off-Balance Sheet Arrangements
We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of September 30, 2020, we had approximately $240.3 million excluding certain held-for-sale orders of $13.8 million, compared to $28.4 million as of December 31, 2019 in non-cancelable market-based purchase obligations, primarily to secure additional factory capacity for inventory purchases in the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no liabilities were recorded at September 30, 2020.

Stock Repurchase Program
As of February 21, 2020 all share repurchase programs had expired.

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

Our negotiated credit facilities generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of September 30, 2020, the outstanding balances on our credit facilities totaled $14.3 million.

We enter into foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. Total notional amounts outstanding as of September 30, 2020 were $48.0 million.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures
In accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Principal Executive Officer and our Principal Financial and Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, our management, including the Principal Executive Officer and Principal Financial and Accounting Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable Securities and Exchange Commission rules and forms, and that it is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Strategic and Operational Risks

Health epidemics, including the recent COVID-19 pandemic, have had, and could in the future have, an adverse impact on our operations, supply chains and distribution systems.

Our business and operations has been and may continue to be affected by health epidemics, including the recent COVID-19 pandemic, impacting the markets and communities in which we and our partners, advertisers, and customers operate. The global spread of COVID-19 has created significant worldwide operational and economic volatility, uncertainty and disruption, and the extent to which COVID-19 will adversely impact our business is highly uncertain, rapidly changing, and cannot be accurately predicted. A continued slowdown or downturn in the economy has begun to have, and we expect will continue to have, a negative impact on many of our customers.

Public health officials worldwide have recommended and mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in heavily populated areas and shelter-in-place orders or similar measures. As a result, we have temporarily closed our offices and retailers have temporarily closed store locations with some allowing for on-line order pick-up. Our financial results could be adversely impacted by these retail store closures and other actions taken to contain or treat the impact of COVID-19, and the extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted. Our revenue growth may slow or our revenue may decline from a reduced demand for our products or services from the recent COVID-19 pandemic.

The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, supply chains and distribution systems. We have experienced, and expect to continue to experience, unpredictable supply and demand for certain of our products and services.

As a result of COVID-19, we have been unable to satisfy certain customer orders for our products. As a result, our customers have experienced delays in receiving our products due to difficulties in sourcing logistics from Asia during pandemic and the resulting higher costs associated with securing shipping slots from Asia. There is uncertainty around the duration and breadth of the COVID-19 pandemic, as well as general economic uncertainty and macroeconomic conditions, and as a result the ultimate impact on our business, financial condition or operating results cannot be reasonably estimated at this time.

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

NAUTILUS, INC.
(Registrant)

November 9, 2020	By:	/S/ James Barr IV
Date		James Barr IV
Chief Executive Officer

NAUTILUS, INC.
(Registrant)

November 9, 2020	By:	/S/ Aina E. Konold
Date		Aina E. Konold
Chief Financial Officer