Form 10-K
period 2020-12-31
NAUTILUS, INC.
filed 2021-02-26
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	[ ]	Accelerated Filer	[x]	Non-accelerated filer	[ ]	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  [x]
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price ($9.27) as reported on the New York Stock Exchange as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2020) was $273,256,935.
The number of shares outstanding of the registrant's common stock as of February 22, 2021 was 30,339,437 shares.
Documents Incorporated by Reference
The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2021 Annual Meeting of Shareholders, which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

NAUTILUS, INC.
2020 FORM 10-K ANNUAL REPORT

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

Item 1. Business

OVERVIEW

Founded in 1986, Nautilus, Inc. and subsidiaries (collectively, "Nautilus" or the "Company") is a global leader in innovative home fitness solutions, headquartered in Vancouver, Washington and incorporated in the State of Washington in January 1993. We became a publicly traded company in May 1999 and are listed on the New York Stock Exchange.

Our company's diverse brand portfolio includes Bowflex®, Schwinn®, JRNY® and Nautilus® a broad selection of exercise bikes, cardio equipment, strength training products, as well as the JRNY® digital fitness platform.

Nautilus empowers healthier living through individualized connected fitness experiences. We sell our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments.

We also derive a portion of our revenue from the licensing of our brands and intellectual property.

BUSINESS STRATEGY

Nautilus empowers healthier living through individualized connected fitness experiences. We develop and market home fitness equipment and related products to meet the needs of a broad range of consumers. We have diversified our business by expanding our portfolio of high quality fitness equipment into multiple product lines utilizing our well-recognized brand names. We view the continual innovation of our product offerings as a key aspect of our business strategy. We regularly refresh our existing product lines with new technologies and finishes, and focus significant effort and resources on the development or acquisition of innovative new fitness products and technologies for introduction to the marketplace at periodic intervals.

Our long-term strategy involves:
•Enhancing our product lines by designing personalized connected-fitness equipment that meets or exceeds the high expectations of our existing and new customers;
•Continuing our investment in innovation, with a particular focus on expanding the reach of our digital platform, JRNY®;
•Creatively marketing our equipment, both directly to consumers and through our Retail customers, while leveraging our well-known brand names;
•Increasing our international Retail sales and distribution.

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

In our Retail business, we strive to develop long-term relationships with key retailers of sports or fitness equipment. The primary objectives of our Retail business are (i) to offer a selection of innovative, unique products at key price-points to capture market share; and (ii) to utilize the strength of our brands and long-standing customer relationships to secure more exposure in the stores or websites of our Retail customers.

PRODUCTS

We market quality cardiovascular and strength fitness products that cover a broad range of price points and features. Our products are designed for home use by individuals with varying exercise needs. From the person who works out occasionally to the serious athlete, we have products that will help them achieve their fitness objectives.

•Our Bowflex® brand represents a highly-regarded line of fitness equipment. Cardio products include the following connected-fitness equipment: C6® and VeloCore® bikes, the Max Trainer® line, and the new Treadmills. Strength products include SelectTech® dumbbells, kettlebells and barbells and the Revolution® home gyms.
•Our Schwinn® brand is known for its popular line of exercise bikes, including the connected-fitness IC4®.
•Our JRNY® digital fitness platform coaches members to achieve their fitness goals by offering curated workout and entertainment options that stream while being coached. The JRNY® platform uses machine learning to virtually create an infinite number of personalized workouts that include motivation and praise and is based on an initial fitness assessment that learns and adapts as the member progresses.
•Our Nautilus® brand is our corporate umbrella brand and is also used to differentiate certain specialized cardio equipment.

BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

We conduct our business in two segments, Direct and Retail. Our Direct business offers products directly to consumers primarily through our websites. Our Retail business offers our products through a network of independent companies to reach consumers in the home use markets in the U.S. and internationally.

For further information regarding our segments and geographic information, see Note 21, Segment and Enterprise-Wide Information, to our consolidated financial statements in Part II, Item 8 of this report.

SALES AND MARKETING

Direct
In our Direct business, we sell our products directly to consumers via our websites bowflex.com, schwinnfitness.com and nautilus.com.

Our marketing efforts are based on an integrated combination of media and direct consumer contact. In addition to television advertising, our marketing mix includes a combination of digital, search, shopping and social media, as well as email and direct mail campaigns. Marketing and media effectiveness is measured continuously based on web traffic, leads generated, cost-per-lead, conversion rates, return on investment and other performance metrics and we strive to optimize the efficiency of our marketing and media expenditures based on this data. Almost all of our Direct customer orders are received either on our websites or through call centers.

Retail
In our Retail business, we market and sell a comprehensive line of consumer fitness equipment under the Bowflex®, Schwinn® and Nautilus® brands. Our products are marketed through a network of retail companies, via brick and mortar locations and those retailers' websites. Retail partners include, online-only retailers, sporting goods stores, electronics stores, furniture stores, large-format and warehouse stores, smaller specialty retailers and independent bike dealers.

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

PRODUCT DESIGN AND INNOVATION

Innovation is a vital part of our business, and we continue to expand and diversify our product offerings by leveraging our research and development capabilities. We constantly search for new technologies and innovations that will help us grow our business, either through higher sales or increased production efficiencies. To accomplish this objective, we seek out ideas and concepts both within our company and from outside inventors. Recently, our investments have been focused on personalized connected-fitness such as voice coaching, simulated outdoor exploration and diverse music play list options with copyright clearance. Our JRNY® digital platform uses artificial intelligence and data from an initial assessment and every workout to create, and continually evolve, personalized daily workouts based on the user's fitness goals and capabilities. Our data shows the JRNY® system is coaching people to work out longer and getting them to stay with their fitness journey longer.

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

Our research and development expenses were $15.8 million, $14.3 million and $16.8 million in 2020, 2019 and 2018, respectively. The increase in our research and development expenses in 2020 compared to 2019 was due to increased expenses related to personnel to develop and update our connected-fitness technology. The decrease in our research and development expenses in 2019 compared to 2018 was due to increased capitalized investment for our connected-fitness technology. We expect our research and development expenses to increase in 2021 as we continue to supplement our investment in new product development, technology initiatives, and engineering capabilities.

SEASONALITY

Prior to the COVID-19 pandemic, our revenue from fitness equipment products varied seasonally. Sales were typically strongest in the fourth quarter and lowest in the second quarter as we believe that consumers tend to be involved in outdoor activities during the spring and summer months, including outdoor exercise, which impacts sales of indoor fitness equipment this seasonality had a significant effect on our inventory levels, working capital needs and resource utilization. In 2020, due to stay-at-home orders related to COVID-19 pandemic, we did not experience the typical seasonality.

MERCHANDISE SOURCING

All of our products are produced by third-party manufacturers, and our manufacturing partners are primarily located in Asia. Although multiple factories bid on and are able to produce most of our products, we typically select one factory to be the primary supplier of any given product. Lead times for inventory purchases from our Asian suppliers, from order placement to receipt of goods, generally range from approximately two to three months, of which transit time represents three to four weeks. The length of our lead times requires us to place advance manufacturing orders based on management forecasts of future demand for our products. We attempt to compensate for our long replenishment lead times by maintaining adequate levels of inventory at our warehousing facilities.

We monitor our suppliers' ability to meet our product needs and we participate in quality assurance activities to reinforce adherence to our quality standards. Our third-party manufacturing contracts are generally of annual or shorter duration and our manufactured products are sourced on the basis of individual purchase orders. Our manufacturing relationships are non-exclusive, and we are permitted to procure our products from other sources at our discretion. None of our manufacturing contracts include production volume or purchase commitments on the part of either party. Our third-party manufacturers are responsible for the sourcing of raw materials and producing parts and finished products to our specifications.

In 2020, we experienced demand that significantly outpaced supply and we made efforts to increase the production capabilities of our Asian suppliers. We have increased capacity on all our modalities with an increased focus on connected fitness bikes, selectorized weights, and our new embedded screen products launched in late 2020 and early 2021. However, we are still experiencing supply constraints as the world-wide COVID-19 pandemic continues to put pressure on our lead times.

LOGISTICS

Our company-operated warehousing and distribution facilities are located in Oregon and Ohio. In addition to Company-operated distribution centers, we utilize third-party warehouses and logistics providers to fulfill orders.

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

In 2020, approximately 61% of our Retail customers' orders were shipped by our contract manufacturers in Asia directly to our Retail customers' locations, typically in container loads. The use of such direct shipments allows us to maintain lower levels of inventory in our warehouses, resulting in lower storage, handling, freight, insurance and other costs, with much of the savings being passed on to our customers. We use various commercial truck lines for our merchandise shipments to Retail customers.

Throughout the COVID-19 pandemic, we have experienced demand that significantly outpaced supply and are still experiencing shipping constraints as the world-wide COVID-19 pandemic continues to put pressure on shipping container availability in Asia, global ship route availability, and overall shipping transit time.

COMPETITION

The markets for all of our products are highly competitive. We believe the principal competitive factors affecting our business are quality, brand recognition, innovation and pricing. We believe we are well positioned to compete in markets in which we can take advantage of our strong brand names and that our focus on innovative product design, quality, and performance distinguishes our products from the competition.

Our products compete directly with those offered by a large number of companies that market consumer fitness equipment and fitness programs. As more retailers adopt eCommerce, our competitors have become increasingly similar across our Direct and Retail segments.

Our principal competitors include: Peloton, ICON Health & Fitness (NordicTrack), Johnson Health Tech, Technogym, Echelon, Mirror, Hydrow, Tonal, JaxJox and Tempo. We also compete with marketers of mobile device applications focused on fitness training and coaching on both iOS® and Android™ platforms, such as Peloton, Zwift, Strava, Mirror, BeachBody, Apple Fitness+, NeoU, Equinox+, FitScope, FitOn, Fulgaz Video Cycling, Sufferfest Training Systems, At Home Workouts by Daily Burn, and NIKE® Training Club. Additional marketers of competitive products include the following: activity trackers and content-driven physical activity products, such as Fitbit®, Garmin vivofit®, Whoop, and Oura; group fitness, such as cross-fit classes; and gym memberships, each of which offers alternative solutions for a fit and healthy lifestyle.

EMPLOYEES

As of February 22, 2021, we had 412 employees, 410 of whom were full-time. None of our employees are subject to collective bargaining agreements. We have not experienced a material interruption of our operations due to labor disputes.

At Nautilus, we promote overall alignment of our mission, values and strategy to create a company culture that attracts talent and provides retention, employee engagement and wellness while ensuring equal opportunities, diversity and inclusion, and workforce compensation, and equity at the company for its employees.

Company culture
We promote our company culture and have initiatives to provide alignment with our company's mission, values and strategy by conducting employee town halls, communicating strategy and encouraging feedback on a regular basis, and emphasizing the importance of each employees’ role in our success. We recognize the importance of wellness and fitness through company events and activities as well as encouraging holistic and healthy behaviors across numerous areas.

Employee engagement and wellness
We measure and analyze employee engagement. We conduct surveys on at least an annual basis, analyze the results, provide feedback to employees of those results, and where appropriate develop initiatives around issues raised by employees. Nautilus also supports learning and development initiatives, implementation of health and safety measures and other employee wellness programs. Throughout the COVID-19 pandemic we transitioned our workforce to remote work environment and at our distribution centers added safety measures and protocols were added to enhance the wellness of our employees. We encourage to live a healthy life style by having a free on-site fitness center, discounts, employee driven wellness program and the opportunity to participate in many company sponsored fitness and community events throughout the year.

Talent acquisition and retention
We monitor our overall workforce composition and talent needs and competitive trends affecting talent acquisition to meet our talent needs We leverage and design programs to identify, foster, and retain our top talent throughout the organization. We provide employees compensation that is both competitive and consistent with the employees’ positions, experience, skill levels and knowledge, and market trends. We also retain national outside compensation and benefits consulting firms that evaluate the effectiveness of our benefit programs and benchmarking to our peers and industry while designing compensation programs to be in alignment with shareholder interests, employee retention, and linking compensation with corporate strategic goals.

INTELLECTUAL PROPERTY

Trademarks, patents and other forms of intellectual property are vital to the success of our business and are an essential factor in maintaining our competitive position in the health and fitness industry. We regularly monitor commercial activity in our industry to identify potential infringement of our intellectual property. We protect our proprietary rights and attempt to take prompt, reasonable actions to prevent counterfeit products and other infringement on our intellectual property.

Trademarks
We own many trademarks, including Nautilus®, Bowflex®, Max Trainer®, TreadClimber®, Power Rod®, Bowflex Revolution®, SelectTech®, Airdyne®, Max Total®, Explore the World®, VeloCore® and JRNY®. Nautilus is the exclusive licensee under the Schwinn® mark for indoor fitness products. We believe that having distinctive trademarks that are readily identifiable by consumers is an important factor in creating a market for our products, maintaining a strong company identity and developing brand loyalty among our customers. In addition, we have granted licenses to a third party to use the Nautilus®, Schwinn® and TreadClimber® trademarks on commercial fitness products, for which we receive royalty income and expanded consumer awareness of our brands.

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

We own or license patents and design registrations covering a variety of technologies, some of which are utilized in our selectorized dumbbells, kettlebells, barbells, treadmills, exercise bikes, and elliptical machines. Patent and design protection for these technologies, which are utilized in products sold in both the Direct and Retail segments, extends as far as 2045.

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

We maintain a portfolio of patents and patent applications related to our JRNY® digital fitness platform. The portfolio includes issued patents with expiration dates ranging from 2032 to 2038, and additional pending patent applications.

Nautilus is the licensee of patents related to the Bowflex Revolution® home gyms and patents related to the VeloCore® bike. The home gym patents have expiration dates ranging from 2022 to 2025, and the bike patents have expiration dates in 2027.

BACKLOG

We define our customer order backlog to include firm orders for future shipment to our Retail customers, as well as unfulfilled consumer orders within the Direct segment.

Backlog as of a given date fluctuates based on specific timing of product shipment within the typical shipment timeframes for each of our segments. Due to the severe shortage of shipping containers, some factory fulfilled orders, representing over $16 million in revenue, did not ship in late December. Container shortages, worsening global logistics disruptions, and continued factory capacity constraints resulted in $91.5 million in backlog as of December 31, 2020. Our customer order backlog as of December 31, 2019 was approximately $5.8 million.

SIGNIFICANT CUSTOMERS

In 2020, 2019 and 2018, Amazon.com and Dick's Sporting Goods accounted for more than 10% of total net sales as follows:

	2020	2019	2018
Amazon.com	17.1%	15.2%	11.5%
Dick's Sporting Goods	10.2%	11.7%	13.8%
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

AVAILABLE INFORMATION

Our common stock is listed on the New York Stock Exchange and trades under the symbol “NLS.” Our principal executive offices are located at 17750 SE 6th Way, Vancouver, Washington 98683, and our telephone number is (360) 859-2900. Our corporate website is http://www.nautilusinc.com and we use the investor relations page (www.nautilusinc.com/investors) to make information available to investors and the market

We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. The SEC maintains a website at http://www.sec.gov where you can access copies of most of our SEC filings.

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

Strategic and Operational Risks

Our business is typically affected by seasonality which results in fluctuations in our operating results.

We typically experience fluctuations in aggregate sales volume during the year. In years prior to 2020, sales were typically strongest in the fourth quarter and are generally weakest in the second quarter. The stay-at-home orders due to the COVID-19 pandemic largely nullified the seasonality we typically experience. The mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of fitness equipment. In addition, our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period.

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

If our contract manufacturers experience any delay, disruption or quality control problems in their operations, we could lose revenues, and our reputation and market share may be harmed

Our reliance on contract manufacturers exposes us to the following risks over which we may have limited control:
•Unexpected increases in manufacturing and repair costs;
•Interruptions in shipments if our contract manufacturer is unable to complete production;
•Inability to completely control the quality of finished products;
•Inability to completely control delivery schedules;
•Changes in our contract manufacturer's business models or operations;
•Potential increases in our negotiated product costs as a result of fluctuations in currency exchange rates;
•Impact of the global market and economic conditions on the financial stability of our contract manufacturers and their ability to operate without requesting earlier payment terms or letters of credit;
•Potential lack of adequate capacity to manufacture all or a part of the products we require; and
•Potential unauthorized reproduction or counterfeiting of our products.

Substantially all of our contract manufacturers are located in Asia, primarily China, and may be subject to disruption by natural disasters, public health crises, such as pandemics and epidemics, as well as political, social or economic instability. The temporary or permanent loss of the services of any of our primary contract manufacturers could cause a significant disruption in our product supply chain and operations and delays in product shipments. For example, the recent spread of the COVID-19 and related quarantines and work and travel restrictions in China has disrupted, and may continue to disrupt, production for certain of our products, and the extent to which these events will affect our results of operations and financial position remains uncertain. Such uncertainties, and disruptions caused by other public health crises, natural disasters and instability, could impair our ability to deliver products to our customers on a timely basis, reduce demand for our products or force us to incur remediation costs, any of which may have a material adverse effect on our results of operations and financial condition.

Our third-party manufacturing contracts are generally of annual or shorter duration and some manufactured products are sourced on the basis of individual purchase orders. There is no assurance that we will be able to maintain our current relationships with these parties or, if necessary, establish future arrangements with other third-party manufacturers on commercially reasonable terms. Further, while we maintain an active quality control, factory inspection and qualification program, we cannot assure that their manufacturing and quality control processes will be maintained at a level sufficient to meet our inventory needs or prevent the inadvertent sale of substandard products. While we believe that products manufactured by our current third-party manufacturers could generally be procured from alternative sources, temporary or permanent loss of services from a significant manufacturer could cause disruption in our supply chain and operations.

Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers, based on our estimates of future demand for particular products and services. Failure to accurately forecast our needs may result in manufacturing delays or increased costs. Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products and services, changes in demand for the products and services of our competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions, such as those caused by the current COVID-19 outbreak. This risk will be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. For example, we have experienced an unexpected increase in demand for our connected fitness products as a result of government shelter-in-place orders in response to the COVID-19 pandemic, which has resulted in inventory shortages and delayed delivery timelines. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of products available for sale.

Inventory levels in excess of consumer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and premium nature of our brand. Further, lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies, which could result in lower margins. Conversely, if we underestimate consumer demand, our suppliers and manufacturers may not be able to deliver products to meet our requirements or we may be subject to higher costs in order to secure the necessary production capacity. An inability to meet consumer demand and delays in the delivery of our products to our customers could result in reputational harm and damaged customer relationships and have an adverse effect on our business, financial condition, and operating results.

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

New technologies and services, such as streaming services and social media have changed traditional patterns of media coverage and consumption. Additionally, consumer attention is increasingly fragmented across a variety of traditional and digital media the balance of which may shift at any time in response to media coverage of current events and the advancement of new technologies. We believe that consumer attention to media coverage of major events, such as the Olympics and the U.S. presidential election, have, in the past, impacted the effectiveness of our media advertising. Future events that draw significant media coverage may similarly impact our ability to engage consumers with our media advertising. If we are unable to successfully adapt our media strategies to new television viewing and media consumption habits, or if consumer attention is focused on other events, the effectiveness and efficiency of our media placements could be adversely affected, and our operating results may be negatively impacted.

Substantially higher advertising rates or a significant decline in availability of media time may hinder our ability to effectively market our products and may reduce profitability.

We depend media advertising to market certain products sold directly to consumers. Consequently, an increase in the price we must pay for our preferred medium, or a reduction in its availability, may adversely impact our financial performance.

Health epidemics, including the recent COVID-19 pandemic, have had, and could in the future have, an adverse impact on our operations, supply chains and distribution systems

Our business and operations has been and may continue to be affected by health epidemics, including the recent COVID-19 pandemic, impacting the markets and communities in which we and our partners, advertisers, and customers operate. The global spread of COVID-19 has created significant worldwide operational and economic volatility, uncertainty and disruption, and the extent to which COVID-19 will adversely impact our business is highly uncertain, rapidly changing, and cannot be accurately predicted. A continued slowdown or downturn in the economy may have a negative impact on many of our customers.

Public health officials worldwide have recommended and mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in heavily populated areas and shelter-in-place orders or similar measures. As a result, we have temporarily closed our offices and retailers have permanently closed some locations and curtailed occupancy of remaining locations. Some retail partners have increased their online presence or allowed for buy online, pick up in store. Our financial results could be adversely impacted by these retail store closures and other actions taken to contain or treat the impact of COVID-19, and the extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted. Our revenue growth may slow or our revenue may decline from a reduced demand for our products or services from the recent COVID-19 pandemic.

The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, supply chains and distribution systems. We have experienced, and expect to continue to experience, unpredictable supply and demand for certain of our products and services.

As a result of COVID-19, we have been unable to satisfy certain customer orders for our products. As a result, our customers have experienced delays in receiving our products due to difficulties in sourcing logistics from Asia during the pandemic and the resulting higher costs associated with securing shipping slots from Asia. There is uncertainty around the duration and breadth of the COVID-19 pandemic, as well as general economic uncertainty and macroeconomic conditions, and, as a result, the ultimate impact on our business, financial condition or operating results cannot be reasonably estimated at this time.

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

Our business is subject to the risk of earthquakes, fire, power outages, floods, public health crises, including the current COVID-19 pandemic, and other catastrophic events, and to interruption by man-made problems such as terrorism.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, public health crises, including the COVID-19 pandemic, and similar events. The third-party systems and operations and contract manufacturers we rely on are subject to similar risks. Our insurance policies may not cover losses from these events or may provide insufficient compensation that does not cover our total losses. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and contract manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products, that house our servers, or from which we generate content. As we rely heavily on our computer and communications systems, and the internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and our contract manufacturers’ businesses, which could have an adverse effect on our business, financial condition, and operating results.

Disruption to our information and communication systems could result in interruptions to our business and potential implementation of new systems for critical business functions may heighten the risk of disruption.

Our business is reliant on information and communication technology, and a substantial portion of our revenues are generated with the support of information and communication systems. The success of our Direct business is heavily dependent on our ability to respond to customer sales inquiries and process sales transactions using our call center communication systems, websites and similar data monitoring and communication systems provided and supported by third-parties. If such systems were to fail, or experience significant or lengthy interruptions in availability or service, our revenues could be materially affected. We also rely on information systems in all stages of our product cycle, from design to distribution, and we use such systems as a method of communication between employees, suppliers and customers. In addition, we use information systems to maintain our accounting records, assist in trade receivables collection and customer service efforts, and forecast operating results and cash flows.

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

Our products and services may be affected from time to time by design and manufacturing defects that could adversely affect our business and result in harm to our reputation.

We offer complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those offered by us, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products that we source from third parties. Any such defects could make our products and services unsafe, create a risk of environmental or property damage and personal injury, and subject us to the hazards and uncertainties of product liability claims and related litigation. In addition, from time to time we may experience outages, service slowdowns, or errors that affect our fitness and wellness programming. As a result, our services may not perform as anticipated and may not meet customer expectations. There can be no assurance that we will be able to detect and fix all issues and defects in the hardware, software, and services we offer. Failure to do so could result in widespread technical and performance issues affecting our products and services and could lead to claims against us. We maintain general liability insurance; however, design and manufacturing defects, and claims related thereto, may subject us to judgments or settlements that result in damages materially in excess of the limits of our insurance coverage. In addition, we may be exposed to recalls, product replacements or modifications, write-offs of inventory, property and equipment, or intangible assets, and significant warranty and other expenses such as litigation costs and regulatory fines. If we cannot successfully defend any large claim, maintain our general liability insurance on acceptable terms, or maintain adequate coverage against potential claims, our financial results could be adversely impacted. Further, quality problems could adversely affect the experience for users of our products and services, and result in harm to our reputation, loss of competitive advantage, poor market acceptance, reduced demand for our products and services, delay in new product and service introductions, and lost revenue.

Our results of operations and ability to grow could be materially negatively affected if it cannot successfully keep pace with technological changes impacting the development and implementation of its products, services and business needs.

Our success depends on the ability to keep pace with rapid technological changes affecting both the development and implementation of products, services and business needs. Technological advances such as artificial intelligence, machine learning, and automation are impacting industries and business operations. In addition, we rely on a variety of technologies, including those that support order management, billing, and consumer analytics. If we do not sufficiently invest in new technology and industry developments, appropriately implement new technologies, or evolve its business at sufficient speed and scale in response to such developments, or if it does not make the right strategic investments to respond to these developments, our services, results of operations, and ability to develop and maintain its business could be negatively affected.

Future impairments of intangible assets could negatively impact our operating results.

As of December 31, 2020, we had other intangible assets of $9.4 million. Any future impairment charges, if significant, could materially and adversely affect our operating results. An unexpected decline in revenue, changes in market conditions, changes in competitive products or technologies or a change in management's intentions regarding utilization of intangible assets could lead to future impairment charges.

Economic and External Market Risks

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

Success of each of our products depends substantially on the amount of discretionary funds available to our customers. Global credit and financial markets have experienced extreme disruptions in the recent past, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that similar disruptions will not occur in the future. Deterioration in general economic conditions may depress consumer spending, especially spending for discretionary consumer products such as ours. Poor economic conditions could, in turn, lead to substantial decreases in our net sales or have a material adverse effect on our operating results, financial position and cash flows.

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

Legal and Regulatory Risks

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

Sales of cardio products represent a substantial portion of our Direct segment revenues. Introduction by competitors of comparable products, a maturing product lifecycle or other factors could result in a continued decline in our revenues derived from this product line. A significant decline in our revenue from this product line, without offsetting sales gains, would have a material adverse effect on our operating results, financial position and cash flows.

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

Some components of our digital platform are used to track and display various information about users’ activities, such as calories burned, distance traveled and floors climbed. We anticipate new features and functionality in the future, as well. We believe that we have done, and will continue to do, everything we can to ensure accuracy of measurements in our digital system, but as with all such systems, there is always the risk that there may be an unintentional software design issue that results in measurements being inaccurately reported. We may receive reports made against us alleging that our products do not provide accurate measurements and data to users, including claims asserting that certain features of our products do not operate as advertised. Such reports and claims may result in negative publicity, and may require us to expend time and resources to defend litigation. If our products fail to provide accurate measurements and data to users, or if there are reports or claims of inaccurate measurements, claims of false advertisement, or claims of inaccuracy regarding the overall health benefits of our products and services in the future, we may become the subject of negative publicity, litigation, including class action litigation, regulatory proceedings, and warranty claims, and our brand, operating results, and business could be harmed.

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

All of our products are produced by third-party manufacturers, substantially all of which are located in Asia, primarily in China. Additionally, we make significant sales to customers worldwide, and in particular to customers in Canada. Most of our imported products are subject to duties or tariffs that affect the cost and quantity of various types of goods imported into the U.S. or our other markets. The prior U.S. presidential administration sought changes to, or the withdrawal of the United States from various international treaties and trade arrangements. Our operating results have been negatively impacted by tariffs imposed by the prior U.S. presidential administration. Uncertainty regarding future policies affecting global trade may make it difficult for our management to accurately forecast our business, and increases in the duties, tariffs and other charges imposed on our products by the United States or other countries in which on our products are manufactured or sold, or other restraints on international trade, could negatively affect our business and the results of our operations.

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

Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which will require us to conduct due diligence on and disclose whether or not our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes, or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes, or sources of supply to avoid such materials.

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

General Risk Factors
Our revenues and profitability can fluctuate from period to period and are often difficult to predict due to factors beyond our control.

Our results of operations in any particular period may not be indicative of results to be expected in future periods, and have historically been, and are expected to continue to be, subject to periodic fluctuations arising from a number of factors, including:
•Introduction and market acceptance of new products and sales trends affecting specific existing products;
•Variations in product selling prices and costs and the mix of products sold;
•Size and timing of Retail customer orders, which, in turn, often depend upon the success of our customers' businesses or specific products;
•Changes in the market conditions for consumer fitness equipment;
•Changes in macroeconomic factors;
•Availability of consumer credit;
•Timing and availability of products coming from our offshore contract manufacturing suppliers;
•Seasonality of markets, which vary from quarter-to-quarter and are influenced by outside factors such as overall consumer confidence and the availability and cost of television advertising time;
•Effectiveness of our media and advertising programs;
•Customer consolidation in our Retail segment, or the bankruptcy of any of our larger Retail customers;
•Restructuring charges;
•Goodwill and other intangible asset impairment charges; and
•Legal and contract settlement charges.

These trends and factors could adversely affect our business, operating results, financial position and cash flows in any particular period.

Our business and operations are dependent on the expertise of our key contributors, our successful implementation of succession plans, and our ability to attract and retain management employees and skilled labor.

Our future success depends on, among other factors, our ability to attract and retain qualified personnel, including executives and skilled labor. Availability of skilled workers is critical to our operations. We may experience difficulty maintaining desired staffing levels with unemployment rates at low levels in many of the geographic areas in which we manufacture or distribute goods. COVID-19 has added new challenges in attracting people for relocation.The loss of qualified personnel, our inability to attract new qualified employees or adequately train employees or a delay in hiring key personnel, could materially adversely affect our business, financial condition and results of operations.

Our ability to continue to execute our growth strategy could potentially be adversely affected by the effectiveness of organizational changes. Any disruption or uncertainty resulting from such changes could have a material adverse impact on our business, results of operations, and financial condition.

We are subject to a number of debt covenants.

In January 2020, we entered into new credit facility with Wells Fargo National Association for a period of five years ending January 2025. The proceeds from this new credit facilities were used to refinance our existing indebtedness. Our new credit facility contain certain debt covenants and other customary events of default. Our ability to comply with these debt covenants may be affected by the other factors described in this “Risk Factors” section and other factors outside of our control. Failure to comply with one or more of these debt covenants may result in an event of default. Upon an event of default, if not waived by our our lender may declare all amounts outstanding as due and payable. If our current lender accelerates the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lender on a timely basis. In addition, these debt covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities. If we need additional capital and cannot raise it on acceptable terms, our business, financial condition and operating results could be materially and adversely affected.

The issuance of additional shares of our common stock could cause the market price of our common stock to decline and may result in dilution to our existing shareholders.

The Company filed a shelf registration statement on Form S-3 on November 9, 2020 with the SEC, that will allow us to issue up to $100 million in securities including common stock, debt securities, warrants and units. The shelf registration statement is intended to provide the Company with increased financial flexibility and more efficient access to the capital markets. We cannot predict the effect, if any, that market sales of these securities or the availability of the securities will have on the prevailing market price of our common stock from time to time. Substantial sales of shares of our common stock or other securities in the public market, or the perception that those sales could occur, may cause the market price of our common stock to decline. Such a decrease in our share price could in turn impair our ability to raise capital through the sale of additional equity securities. Future issuances of our common stock, or other securities convertible into our common stock, may result in significant dilution to our existing shareholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing shareholders.

We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.

We have incurred operating losses in our fiscal year of 2019 of $92.8 million and may incur net losses in the future. We expect our operating expenses to increase in the future as we continue our sales and marketing efforts, continue to invest in research and development, expand our operating and retail infrastructure, add content and software features to our platform, expand into new geographies, develop new connected-fitness products and services, and in connection with legal, accounting, and other expenses related to operating as a public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our products and services, increased competition, a decrease in the growth or reduction in size of our overall market, the impacts to our business from the COVID-19 pandemic, or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.

We track certain operational and business metrics with internal methods that are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We track certain operational and business metrics, including our connected fitness products, with internal methods, which are not independently verified by any third party and are often reliant upon an interface with mobile operating systems, networks and standards that we do not control. Our internal methods have limitations and our process for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal methods we use under-count or over-count metrics related to our connected fitness products metrics as a result of algorithm or other technical errors, the operational and business metrics that we report may not be accurate. In addition, limitations or errors with respect to how we measure certain operational and business metrics may affect our understanding of certain details of our business, which could affect our longer term strategies. If our operational and business metrics are not accurate representations of our business, market penetration, retention or engagement; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, and our operating and financial results could be adversely affected.

We may engage in merger and acquisition activities, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.

As part of our business strategy, we have made or may in the future make investments in other companies, products, or technologies. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all, in the future. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by Members or investors. Moreover, an acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition, and operating results. Moreover, we may be exposed to unknown liabilities and the anticipated benefits of any acquisition, investment, or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company.

To pay for any such acquisitions, we would have to use cash, incur debt, or issue equity securities, each of which may affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. If we incur more debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management, disrupt the ordinary functioning of our business, and could have an adverse effect on our business, financial condition, and operating results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Following is a summary of each of our properties as of December 31, 2020:

Company	Location	Primary Function(s)	Owned or Leased
Nautilus	Washington	Corporate headquarters, customer call center, and R&D facility	Leased
Nautilus	Ohio	Warehouse and distribution facility	Leased
Nautilus	Oregon	Warehouse and distribution facility	Leased
Nautilus	China	Quality assurance and software engineering offices	Leased

Our properties are used by both our Direct and Retail segments. We believe our properties are generally well-maintained, adequate and suitable for their intended purposes, and we believe our existing properties will meet our operational needs for the foreseeable future. If we require additional warehouse or office space in the future, we believe we will be able to obtain such space on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock
Our common stock is listed on the New York Stock Exchange (the “NYSE”) and trades under the symbol “NLS.” As of February 22, 2021, there were 40 holders of record of our common stock and approximately 5,200 beneficial shareholders.

We did not pay any dividends on our common stock in 2020 or 2019. Payment of any future dividends, in accordance with our borrowing arrangements, is at the discretion of our Board of Directors, which considers various factors such as our financial condition, operating results, current and anticipated cash needs and future expansion plans.

Equity Compensation Plans
See Part III, Item 12 for equity compensation plan information.

Stock Performance Graph
The graph below compares the cumulative total shareholder return of our common stock with the cumulative total return of the NYSE Composite Index and the S&P SmallCap 600 index for the period commencing December 31, 2015 and ending on December 31, 2020. The S&P SmallCap 600 was chosen because we do not believe we can reasonably identify an industry index or specific peer issuer that would offer a meaningful comparison. The S&P SmallCap 600 represents a broad-based index of companies with similar market capitalization.

The graph assumes $100 was invested, on December 31, 2015, in our common stock and each index presented in the graph. The comparisons in the table below are not intended to forecast or be indicative of future performance of our common stock.

$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
NLS
NYSE Composite
S&P SmallCap 600

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
NLS	$100.00	$110.65	$79.84	$65.19	$10.47	$108.49
NYSE Composite	$100.00	$109.01	$126.28	$112.14	$137.16	$143.19
S&P SmallCap 600	$100.00	$124.74	$139.38	$125.78	$152.02	$166.57

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in connection with our audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for fiscal years 2020, 2019 and 2018, and the selected consolidated balance sheets data as of December 31, 2020 and 2019 are derived from, and are qualified by reference to, the audited consolidated financial statements which are included in this Annual Report on Form 10-K. The consolidated statements of operations data for fiscal 2017 and 2016 and the consolidated balance sheets data as of December 31, 2018, 2017 and 2016 are derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	For the Year Ended December 31,
(In thousands, except per share amounts)	2020	2019	2018	2017	2016
Consolidated Statements of Operations Data
Net sales	$552,560	$309,285	$396,753	$406,184	$406,039
Cost of sales	323,758	198,702	215,013	202,302	194,514
Gross profit	228,802	110,583	181,740	203,882	211,525

Operating expenses:
Selling and marketing	78,337	94,595	115,920	116,222	115,437
General and administrative	36,176	30,242	28,226	27,111	28,775
Research and development	15,812	14,282	16,825	15,446	13,919
Loss on disposal group, goodwill and other intangible impairment charges (2)	20,668	72,008	—	8,800	—
Total operating expenses	150,993	211,127	160,971	167,579	158,131

Operating income (loss)	77,809	(100,544)	20,769	36,303	53,394

Other income (expense):
Interest income	11	162	1,044	653	234
Interest expense	(1,498)	(980)	(1,051)	(1,552)	(1,928)
Other, net(4)	(3,587)	(470)	239	301	(119)
Total other (expense) income	(5,074)	(1,288)	232	(598)	(1,813)

Income (loss) from continuing operations before income taxes	72,735	(101,832)	21,001	35,705	51,581
Income tax expense (benefit) (3)	12,198	(9,537)	5,891	8,080	16,480
Income (loss) from continuing operations	60,537	(92,295)	15,110	27,625	35,101
Loss from discontinued operations	(689)	(505)	(452)	(1,358)	(923)
Net income (loss)	$59,848	$(92,800)	$14,658	$26,267	$34,178

Basic income (loss) per share from continuing operations	$2.02	$(3.11)	$0.50	$0.90	$1.13
Basic loss per share from discontinued operations	(0.03)	(0.02)	(0.02)	(0.04)	(0.03)
Basic net income (loss) per share(1)	$1.99	$(3.13)	$0.49	$0.86	$1.10

Diluted income (loss) per share from continuing operations	$1.88	$(3.11)	$0.50	$0.89	$1.12
Diluted loss per share from discontinued operations	(0.02)	(0.02)	(0.01)	(0.04)	(0.03)
Diluted net income (loss) per share(1)	$1.86	$(3.13)	$0.48	$0.85	$1.09

Shares used in per share calculations:
Basic	30,007	29,684	30,099	30,671	31,032
Diluted	32,123	29,684	30,355	31,010	31,301

	As of December 31,
Consolidated Balance Sheets Data	2020	2019	2018	2017	2016
Cash and investments	$94,119	$11,070	$63,517	$85,196	$79,617
Working capital	130,131	40,485	76,621	91,118	84,951
Total assets	318,117	220,479	332,944	324,776	333,066
Long-term note payable, net of current portion	10,710	14,071	15,993	31,986	47,979
Other long-term liabilities	24,651	27,104	19,514	16,227	25,825
Total shareholders' equity	153,195	90,596	182,596	179,189	160,857

(1)	May not add due to rounding.

(2)
Loss on disposal group in 2020 related to the sale of our Octane Fitness business. Goodwill and other intangible impairment charge in 2019 related to market capitalization. An asset impairment charge in 2017 related to the Octane Fitness brand name.

(3)	Income tax expense in 2017 includes a $5.6 million benefit related to the change in U.S. tax law that resulted in a lower effective tax rate compared to prior years.

(4)	Equity investment impairment in 2020 for $2.5 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included in Part II, Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties.

OVERVIEW
We empower healthier living through individualized connected fitness experiences. We are committed to build a healthier world, one person at a time. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products, related accessories and digital platform for consumer use, primarily in the U.S., Canada, Europe and Asia. Our products are sold under some of the most-recognized brand names in the fitness industry: Bowflex®, Schwinn®, JRNY® and Nautilus®.

We market our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments. Our Direct business offers products directly to consumers primarily through websites. Our Retail business offers our products through a network of independent retail companies to reach consumers in the home use markets in the U.S. and internationally. We also derive a portion of our revenue from the licensing of our brands and intellectual property.

Our results for 2020 were primarily impacted by strong demand driven by changes we made to our operating model beginning in late 2019 and COVID-19 stay-at-home orders. The primary actions taken include extensive, in-depth consumer insights research, which has identified an effective new positioning for the Bowflex® brand, and which is now underway through a new advertising campaign and updates to our websites, television commercials, social media, and other digital platforms. Additionally, we expect to launch targeted new products across all our channels over the next twelve months. In parallel, we plan to continue our digital transformation with the inclusion of updated digital experience platforms on key new products, moving toward our goal of having the majority of our products equipped with subscription-based digital experience offerings.

•Net sales for 2020 were $552.6 million, reflecting a 78.7% increase as compared to net sales of $309.3 million for 2019.

•Net sales of our Direct segment increased by $121.3 million, or 101.4%, in 2020, compared to 2019.

•Net sales of our Retail segment increased by $121.5 million, or 65.1%, in 2020, compared to 2019, and up 95.4% excluding sales related to the Octane brand.

•Due to the severe shortage of shipping containers, some factory fulfilled orders, representing over $16 million in revenue, did not ship in late December. Container shortages, worsening global logistics disruptions, and continued factory capacity constraints resulted in $91.5 million of backlog.

•Royalty income for 2020 increased by $0.5 million compared to 2019.

•Gross profit for 2020 was $228.8 million, or 41.4% of net sales, an increase of $118.2 million, or 106.9%, as compared to gross profit of $110.6 million, or 35.8% of net sales, for 2019.

•Operating expenses for 2020 were $151.0 million, a decrease of $60.1 million, or 28.5%, as compared to operating expenses of $211.1 million for 2019.

•Operating income for 2020 was $77.8 million, an increase of $178.4 million, or 177.4%, as compared to an operating loss of $100.5 million for 2019.

•Income from continuing operations was $60.5 million for 2020, or $1.88 per diluted share, compared to loss from continuing operations of $92.3 million, or $3.11 per diluted share, for 2019. The effective tax rates for 2020 and 2019 were 16.8% and 9.4%, respectively.

•Net income for 2020 was $59.8 million, compared to a net loss of $92.8 million for 2019. Net income per diluted share was $1.86 for 2020, compared to net loss per diluted share of $3.13 per diluted share, for 2019.

Forward Looking Guidance

Turning now to our forward-looking guidance for the transition period from January 1, 2021 to March 31, 2021.

We expect sales growth of 55% to 75% versus the same period last year.

Due to pressure from increased logistics costs, higher commodity prices, and continued foreign exchange headwinds, we expect gross margins to be relatively flat to the same period last year.

We expect operating expenses to be higher in dollars but achieve leverage as these expenses are expected to be lower as a percent of sales than the same period last year, driven by increased marketing and investments in JRNY® and North Star.

Factors Affecting Our Performance

Our results of operations may vary significantly from period-to-period. Our revenues typically fluctuate due to the seasonality of our industry, customer buying patterns, product innovation, the nature and level of competition for health and fitness products, our ability to procure products to meet customer demand, the level of spending on, and effectiveness of, our media and advertising programs and our ability to attract new customers and maintain existing sales relationships. In addition, our revenues are highly susceptible to economic factors, including, among other things, the overall condition of the economy and the availability of consumer credit in both the U.S. and Canada. Our profit margins may vary in response to the aforementioned factors and our ability to manage product costs. Profit margins may also be affected by fluctuations in the costs or availability of materials used to manufacture our products, product warranty costs, the cost of fuel, and changes in costs of other distribution or manufacturing-related services. Our operating profits or losses may also be affected by the efficiency and effectiveness of our organization. Historically, our operating expenses have been influenced by media costs to produce and distribute advertisements of our products on television, websites and other media, facility costs, operating costs of our information and communications systems, product supply chain management, customer support and new product development activities. In addition, our operating expenses have been affected from time-to-time by asset impairment charges, restructuring charges and other significant unusual or infrequent expenses.

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

DISCONTINUED OPERATIONS

Results from discontinued operations relate to the disposal of our former Nautilus® Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to the Commercial business in 2020, 2019 and 2018, we continue to incur product liability expenses associated with product previously sold into the Commercial channel, and accrued interest associated with an uncertain tax position on discontinued international operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and (ii) the impact of the estimate on financial condition or operating performance is material. Our critical accounting estimates are discussed below.

Goodwill and Other Long-Term Assets Valuation
We evaluate our indefinite-lived intangible assets and goodwill for potential impairment annually or when events or circumstances indicate their carrying value may be impaired. Definite-lived intangible assets, including acquired trade names, customer relationships, patents and patent rights, and other long-lived assets, primarily property, plant and equipment, are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. In 2019, we recognized a non-cash goodwill and intangible asset impairment charge of $72.0 million primarily related to the goodwill and indefinite-lived Octane Fitness brand name which was sold October 14, 2020. No goodwill remained as of December 31, 2019. In 2020, we recognized a loss on disposal for the sale of Octane Fitness related assets of $20.7 million.

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

In 2020, we recorded income tax expense from continuing operations of $12.2 million for the year ended December 31, 2020 and net non-current deferred income tax assets of $2.4 million, which included a deferred tax asset for the capital loss from the sale of the Octane business, net of valuation allowance.

RESULTS OF OPERATIONS

The discussion that follows regarding our financial condition and results of operations for fiscal 2020 compared to fiscal 2019 should be read in conjunction with our consolidated financial statements and the related notes in this report. All comparisons to prior year results are in reference to continuing operations only in each period, unless otherwise indicated. A discussion regarding our financial condition and results of operations for fiscal 2019 compared to fiscal 2018 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 26, 2020, which is available free of charge on the SEC’s website at www.sec.gov and our Investors website at http://www.nautilusinc.com/investors/sec-filings/.

Results of operations information was as follows (in thousands):

	Year Ended December 31,
	2020	2019	Change	% Change
Net sales	$552,560	$309,285	$243,275	78.7%
Cost of sales	323,758	198,702	125,056	62.9%
Gross profit	228,802	110,583	118,219	106.9%
Operating expenses:
Selling and marketing	78,337	94,595	(16,258)	(17.2)%
General and administrative	36,176	30,242	5,934	19.6%
Research and development	15,812	14,282	1,530	10.7%
Loss on disposal group, goodwill and other intangible impairment charge	20,668	72,008	(51,340)	(71.3)%
Total operating expenses	150,993	211,127	(60,134)	(28.5)%
Operating income (loss)	77,809	(100,544)	178,353	*
Other income (expense):
Interest income	11	162	(151)
Interest expense	(1,498)	(980)	(518)
Other, net	(3,587)	(470)	(3,117)
Total other expense, net	(5,074)	(1,288)	(3,786)
Income (loss) from continuing operations before income taxes	72,735	(101,832)	174,567
Income tax expense (benefit)	12,198	(9,537)	21,735
Income (loss) from continuing operations	60,537	(92,295)	152,832
Loss from discontinued operations, net of income taxes	(689)	(505)	(184)
Net income (loss)	$59,848	$(92,800)	$152,648
*Not meaningful

Results of operations information by segment and major product lines was as follows (in thousands):

	Year Ended December 31,
	2020	2019	Change	% Change
Net Sales
Direct net sales:
Cardio products(1)	$178,615	$97,824	$80,791	82.6%
Strength products(2)	62,311	21,827	40,484	185.5%
Direct	240,926	119,651	121,275	101.4%

Retail net sales:
Cardio products(1)	$235,333	$141,331	$94,002	66.5%
Strength products(2)	72,703	45,253	27,450	60.7%
Retail	308,036	186,584	121,452	65.1%

Royalty income	3,598	3,050	548	18.0%
	$552,560	$309,285	$243,275	78.7%

Cost of sales:
Direct	$110,111	$60,101	$50,010	83.2%
Retail	213,647	138,601	75,046	54.1%
	$323,758	$198,702	$125,056	62.9%

Gross profit:
Direct	$130,815	$59,550	$71,265	119.7%
Retail	94,389	47,983	46,406	96.7%
Royalty	3,598	3,050	548	18.0%
	$228,802	$110,583	$118,219	106.9%

Gross margin:
Direct	54.3%	49.8%	450	basis points
Retail	30.6%	25.7%	490	basis points

Contribution:
Direct	$59,976	$(24,569)	$84,545	(344.1)%
Retail	62,782	16,043	46,739	291.3%

Contribution rate:
Direct	45.8%	(41.3)%	8,710	basis points
Retail	66.5%	33.4%	3,310	basis points

(1) Cardio products include: connected-fitness bikes like the Bowflex® C6, VeloCore® and Schwinn® IC4, Max Trainer®, Zero Runner®, treadmills, other exercise bikes, ellipticals and subscription services.

(2) Strength products include: home gyms and Bowflex® SelectTech® dumbbells, kettlebell and barbell weights, and accessories

Sales and Gross Profit

Direct Segment

Net sales for 2020 were $240.9 million, reflecting a 101.4% increase as compared to $119.7 million for 2019. Increased sales were driven primarily by cardio products which grew by 82.6% versus 2019 and were led by strong demand for our connected-fitness bikes, the Bowflex® C6 and Schwinn® IC4, offset by lower Max Trainer® sales. Strength product sales grew 185.5% versus the same period in 2019 driven by SelectTech® weights and Bowflex® Home Gyms. Positive customer response to the new JRNY® powered connected fitness products launched in 2020 also contributed to sales growth.

Gross margin rates for 2020 and 2019 were 54.3% and 49.8%, respectively, with the increase primarily driven by increased full-priced sales and favorable fixed cost leverage, partially offset by higher transportation costs.

Segment contribution income for 2020 was $60.0 million, compared to loss of $24.6 million for 2019. The $84.6 million improvement was primarily driven by higher gross profit.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers were 52.0% in 2020 compared to 54.1% in 2019. The decrease in approvals reflects lower credit quality applications.

Retail Segment

Net sales for 2020 were $308.0 million, reflecting a 65.1% increase as compared to $186.6 million for 2019 or a 95.4% increase, excluding sales related to the Octane brand. Cardio sales were up 66.5% versus 2019, driven by the Schwinn® IC4 connected-fitness bikes, Bowflex® VeloCore® and Max Trainer®. Strength sales were up 60.7% versus 2019 led by the popular Bowflex® Home Gyms and SelectTech® weights.

Gross margin rates for 2020 and 2019 were 30.6% and 25.7%, respectively, with the increase primarily driven by favorable customer mix and fixed cost leverage, partially offset by higher transportation costs.

Segment contribution income for 2020 was $62.8 million, compared to $16.0 million for 2019. The $46.8 million improvement was primarily driven by higher gross profit.

Royalty

Royalty income increased by $0.5 million, or 18.0%, to $3.6 million for 2020, compared to 2019, due to a royalty settlement and increased license sales in 2020.

Operating Expenses
Operating expenses for 2020 were $151.0 million, a decrease of $60.1 million, or 28.5%, as compared to operating expenses of $211.1 million for 2019. The decrease in operating expenses primarily related to a loss on disposal group of $20.7 million in 2020 compared to a goodwill and other intangible impairment charge of $72.0 million in 2019 and a reduction in media spending in 2020 to $34.1 million compared to $44.9 million in 2019. These expense reductions were partially offset by increases in general and administrative and research and development costs.

Selling and Marketing
Selling and marketing expenses include payroll, employee benefits, and other headcount-related expenses associated with sales and marketing personnel, and the costs of media advertising, promotions, trade shows, seminars, and other programs.

Selling and marketing information was as follows (dollars in thousands):

	Year Ended December 31,		Change
	2020	2019	$	%
Selling and marketing	$78,337	$94,595	$(16,258)	(17.2)%
As % of net sales	14.2%	30.6%

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows (dollars in thousands):

	Year Ended December 31,		Change
	2020	2019	$	%
Media advertising	$34,066	$44,916	$(10,850)	(24.2)%

The decrease in selling and marketing expenses in 2020 compared to 2019 was primarily due to decreases, during the first six months of 2020, in media advertising, given strong organic demand and inventory scarcity. Additionally, COVID-19 reduced travel costs related to selling and marketing.

The decrease in selling and marketing expenses as a percentage of net sales in 2020 compared to 2019 was due to the increase in net sales combined with lower expenses.

General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, and other administrative fees.

General and administrative expenses was as follows (dollars in thousands):

	Year Ended December 31,		Change
	2020	2019	$	%
General and administrative	$36,176	$30,242	$5,934	19.6%
As % of net sales	6.5%	9.8%

The increase in general and administrative expenses in 2020 compared to 2019 was due to personnel costs, primarily in bonus and stock expenses, and consulting expenses.

The decrease in general and administrative expenses as a percentage of net sales in 2020 compared to 2019 was primarily due to the increase net sales.

Research and Development
Research and development expenses include payroll, employee benefits, other headcount-related expenses and information technology associated with product development.

Research and development expenses was as follows (dollars in thousands):

	Year Ended December 31,		Change
	2020	2019	$	%
Research and development	$15,812	$14,282	$1,530	10.7%
As % of net sales	2.9%	4.6%

The increase in research and development expenses in 2020 compared to 2019, was driven primarily by increased investments in our JRNY® digital platform.

Loss on Disposal Group, Goodwill and Other Intangible Impairment Charge
In 2019, we recognized a non-cash goodwill and intangible asset impairment charge of $72.0 million primarily related to the goodwill and indefinite-lived Octane Fitness brand name which was sold October 14, 2020. No goodwill remained as of December 31, 2019. In 2020, we recognized a loss on disposal for the sale of Octane Fitness related assets of $20.7 million.

Operating Income
Operating income for 2020 was $77.8 million, an increase of $178.4 million, as compared to an operating loss of $100.5 million for 2019. The increase in operating income was primarily due to higher gross profit and lower operating expenses as discussed in more detail above.

Income from continuing operations was $72.7 million for 2020, or $1.88 per diluted share, compared to a loss from continuing operations of $101.8 million, or $3.11 per diluted share, for 2019. The increase in income from continuing operations was primarily due to higher gross profit and lower operating expenses as discussed in more detail above and aided by the tax benefit related to the CARES act.

Interest Expense
Interest expense of $1.5 million and $1.0 million in 2020 and 2019, respectively, was primarily related to the outstanding balance on our term loan and line of credit and a loss on debt extinguishment.

Other, Net
Other, net includes the effect of currency exchange rate fluctuations with the U.S. and our foreign subsidiaries and equity investment impairments. Other, net for 2020 was $3.6 million, an increase of $3.1 million, as compared to $0.5 million in 2019. The increase in other, net was primarily due to an equity investment impairment for the significant fair value deterioration from adverse changes in the general market condition of investees' industry of $2.5 million.

Income Tax Expense (Benefit)
Income tax expense (benefit) includes U.S. and international income taxes, and interest and penalties on uncertain tax positions.

Income tax expense (benefit) was as follows (dollars in thousands):

	Year Ended December 31,		Change
	2020	2019	$	%
Income tax expense (benefit)	$12,198	$(9,537)	$21,735	(227.9)%
Effective tax rate	16.8%	9.4%

The higher effective tax rate from continuing operations for 2020 compared to 2019 was primarily due to profit generated in the U.S., partially offset by the 14% rate benefit of net operating loss carry-backs as a result of the enactment of the CARES Act.

Refer to Note 16, Income Taxes, to our consolidated financial statements included in Part II, Item 8 of this report for additional information.

Net Income
Net income was $59.8 million for 2020, compared to a net loss of $92.8 million for 2019. Net income per diluted share was $1.86 for 2020, compared to net loss per diluted share of $3.13 for 2019.

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

As of December 31, 2020, we had $94.1 million of cash, cash equivalents and investments, compared to cash and cash equivalents of $11.1 million as of December 31, 2019.

Cash provided by operating activities was $71.7 million for 2020, compared to cash used in operating activities of $22.6 million for 2019. The increase in cash flows from operating activities for 2020, compared to 2019, was primarily due the increase in operating income, along with the changes in our operating assets and liabilities discussed below.

Trade receivables increased by $36.6 million to $91.2 million as of December 31, 2020, compared to $54.6 million as of December 31, 2019, due to the higher net sales and the timing of receipts in 2020.

Inventory decreased by $3.6 million to $51.1 million as of December 31, 2020, compared to $54.8 million as of December 31, 2019, primarily due to the surge in demand for home-fitness products and the divestiture of Octane Fitness in 2020.

Prepaids and other current assets increased by $10.9 million to $19.2 million as of December 31, 2020, compared to $8.3 million as of December 31, 2019, primarily related to short-term deposits.

Trade payables increased by $22.1 million to $96.4 million as of December 31, 2020, compared to $74.3 million as of December 31, 2019, primarily due to timing of payments for inventory and advertising related payments.

Accrued liabilities increased by $15.2 million to $22.8 million as of December 31, 2020, compared to $7.6 million as of December 31, 2019, primarily due to payroll related liabilities and customer deposits.

Warranty obligations decreased by $0.5 million to $5.2 million as of December 31, 2020, compared to $5.7 million as of December 31, 2019, primarily due to the sales mix offset by $2.8 million in warranty obligations assumed by True Fitness on the sale of Octane Fitness.

Net deferred income tax assets increased by $3.6 million to $2.4 million as of December 31, 2020, compared to net deferred income tax liabilities of $1.2 million as of December 31, 2019, primarily due to the divestiture of Octane Fitness in 2020.

Cash used in investing activities of $24.5 million for 2020 was related to the purchase of marketable securities of $36.2 million, $9.7 million used for capital expenditures during 2020, primarily for information technology assets, our digital platform JRNY®, and production tooling and equipment offset by proceeds from the sale of Octane Fitness of $21.4 million.

Cash used in financing activities of $3.1 million for 2020 was primarily related to principal repayments on our term loan and line of credit of $45.1 million, tax payments and proceeds on stock award issuances of $2.2 million and debt issuance costs of $1.8 million, offset by proceeds from our line of credit of $45.8 million.

Financing Arrangements

JP Morgan Chase Bank Credit Agreement
As of December 31, 2019, we had an outstanding credit agreement with JPMorgan Chase Bank N.A. (“Chase Bank”) which consisted of an $80.0 million term loan and a $40.0 million revolving line of credit. The term loan was used to finance the acquisition of Octane Fitness and was scheduled to mature on December 31, 2020. The revolving line of credit was scheduled to mature December 31, 2021. Both the term loan and the revolving line of credit were secured by substantially all of our assets. The Chase Bank debt facilities were terminated in January 2020 upon entering into a new credit agreement described below.

Wells Fargo Bank Credit Agreement
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

We used the proceeds from the Wells Fargo Financing to extinguish our existing $40.0 million revolver with Chase Bank, pay transaction expenses, and for general corporate purposes. Our previously existing credit facilities and agreements with Chase Bank and all guarantees and liens existing in connection with those facilities and agreements were terminated upon the closing of this Wells Fargo financing. In connection with the termination of the Chase Bank facility, we recorded a loss on debt extinguishment of $0.2 million as interest expense in our consolidated statements of operations.

Interest on the ABL Revolving Facility will accrue at LIBOR plus a margin of 1.75% to 2.25% (based on average quarterly availability) and interest on the Term Loan Facility will accrue at LIBOR plus 5.00%. As of December 31, 2020, our interest rate was 1.90% for the ABL Revolving Facility and 5.15% for the Term Loan Facility.

As of December 31, 2020, outstanding borrowings totaled $13.8 million, with $13.6 million and $0.2 million under our Term Loan Facility and ABL Revolving Facility, respectively. As of December 31, 2020, we were in compliance with the financial covenants of the Wells Fargo Financing and $54.8 million was available for borrowing under the ABL Revolving Facility. Any outstanding balance is due and payable on January 31, 2025.

The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with ASC 470, Debt. Borrowings outstanding under a revolving credit agreement that includes both a subjective acceleration clause and a requirement to maintain a springing lock-box arrangement are classified based on the provisions of ASC 470 because the lock-box remittances do not automatically reduce the debt outstanding. As of December 31, 2020, the Company was in compliance with all covenants contained in our Term Loan Facility and ABL Revolving Facility and assessed the probability that the creditor would accelerate the due date of the debt by exercising the subjective acceleration clauses of our Term Loan Facility and ABL Revolving Facility before its scheduled maturity as remote. Accordingly, this obligation has been classified as a long-term liability in the balance sheet.

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

Shelf Registration Statement
On November 9, 2020, we filed a shelf registration statement on Form S-3 (“Shelf Registration”) with the SEC under which we may, from time to time, sell securities in one or more offerings up to a total dollar amount of $100,000,000. Our ability to issue securities is subject to market conditions. We have not made any offerings of securities under the Shelf Registration.

Stock Repurchase Program
On February 21, 2018 our Board of Directors authorized an additional $15.0 million share repurchase program. Under this program, shares of our common stock may be repurchased from time to time through February 21, 2020. During 2019, we repurchased 990,229 shares at an average price of $13.12 per share for an aggregate purchase price of $13.0 million. As of February 2020, the stock repurchases under this program were completed in full and the program expired.

Repurchases were made in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases were funded with existing cash balances, and the repurchased shares were retired and returned to unissued authorized shares.

Commitments and Contingencies
For a description of our commitments and contingencies, refer to Note 22, Commitments and Contingencies, to our consolidated financial statements in Part II, Item 8 of this report.

Non-Cancellable Contractual Obligations
Our operating cash flows include the effect of certain non-cancellable contractual obligations. A summary of such obligations as of December 31, 2020 is as follows (in thousands):

	Payments due by period
	Total	Less 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations, including interest	$15,591	$3,841	$11,458	$292	$—
Purchase obligations(1)	165,676	165,676	—	—	—
Minimum royalty obligations	625	625	—	—	—
Total	$181,892	$170,142	$11,458	$292	$—

(1) Our purchase obligations are comprised primarily of inventory purchase commitments to our third-party manufactures. Because substantially all of our inventory is sourced from Asia, we have long lead times and therefore need to secure factory capacity from our vendors in advance. Our third-party manufacturing contracts are generally of annual or shorter duration, or manufactured products are sourced on the basis of individual purchase orders.

Due to uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2020, we are unable to make reasonable reliable estimates of the timing of any cash settlements with the respective taxing authorities. Therefore, approximately $4.4 million of liabilities related to unrecognized tax benefits, including interest and penalties on uncertain tax positions, have been excluded from the contractual table above. For further information, refer to Note 16, Income Taxes.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at December 31, 2020.

INFLATION

We do not believe that inflation had a material effect on our business, financial condition or results of operations in 2020, 2019 or 2018. Inflation pressures do exist in countries where our contract manufacturers are based; however, we have largely mitigated these increases through cost improvement measures.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1, Significant Accounting Policies, to our consolidated financial statements in Part II, Item 8 of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Foreign Exchange Risk
Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents, marketable debt securities, derivative assets, and variable-rate debt obligations. As of December 31, 2020, we held money market funds and marketable debt securities in a combination of certificates of deposit, corporate bonds, and U.S. government bonds. Our cash equivalents mature within three months or less from the date of purchase. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. We have classified our marketable securities as available-for-sale and, therefore, we may choose to sell or hold them as changes in the market occur. Because of the short-term nature of the instruments in our portfolio, a decline in interest rates would reduce our interest income over time, and an increase in interest rates may negatively affect the market price or liquidity of certain securities within the portfolio.

Our negotiated credit facilities generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of December 31, 2020, the outstanding balances on our credit facilities totaled $13.8 million.

We enter into foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. Total notional amounts outstanding at December 31, 2020 were $32.1 million. A hypothetical 10% increase in interest rates, or a 10% movement in the currencies underlying our foreign currency derivative positions, would have material impacts on our results of operations, financial position or cash flows.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Nautilus, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income tax impacts of the sale of the Octane business

As described in Note 1 and Note 16 to the consolidated financial statements, the Company accounts for income taxes based on the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company recorded income tax expense from continuing operations of $12.2 million for the year ended December 31, 2020 and net non-current deferred income tax assets of $2.4 million, which included a deferred tax asset for the capital loss from the sale of the Octane business.

We identified the evaluation of particular income tax impacts of the sale of the Octane business, including the recognition of the deferred tax asset related to the capital loss, as a critical audit matter. Due to the transaction being significant, complex, and unusual in nature, the audit effort related to the evaluation of these income tax impacts of the transaction and application of the relevant tax laws and regulations in calculating the capital loss required the involvement of professionals with specialized tax skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s assessment of these income tax impacts of the sale and recognition of the deferred tax asset for the capital loss. We involved tax professionals with specialized skills and knowledge, who assisted in assessing the relevant tax laws and regulations were appropriately applied to the transaction and to the calculation of the capital loss.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Portland, Oregon
February 26, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Nautilus, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Nautilus, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Portland, Oregon
February 26, 2021

NAUTILUS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2020	2019

Assets
Cash and cash equivalents	$56,581	$11,070
Restricted cash	1,339	—
Available-for-sale securities	36,199	—
Trade receivables, net of allowances of $337 and $45	91,224	54,600
Inventories	51,140	54,768
Prepaids and other current assets	19,188	8,283
Income taxes receivable	4,021	472
Total current assets	259,692	129,193
Property, plant and equipment, net	23,926	22,755
Operating lease right-of-use assets	19,876	20,778
Other intangible assets, net	9,380	43,243
Deferred income tax assets, non-current	2,426	630
Other assets	2,817	3,880
Total assets	$318,117	$220,479
Liabilities and Shareholders' Equity
Trade payables	$96,399	$74,255
Accrued liabilities	22,841	7,633
Operating lease liabilities, current portion	3,331	3,720
Warranty obligations, current portion	4,198	3,100
Debt payable, current portion, net of unamortized debt issuance costs of $83 and $0	2,792	—
Total current liabilities	129,561	88,708
Operating lease liabilities, non-current	18,736	18,982
Warranty obligations, non-current	1,000	2,617
Income taxes payable, non-current	4,309	3,676
Deferred income tax liabilities, non-current	—	1,783
Other long-term liabilities	606	46
Debt payable, non-current, net of unamortized debt issuance costs of $256 and $230	10,710	14,071
Total liabilities	164,922	129,883
Commitments and contingencies (Note 22)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 30,330 and 29,781 shares issued and outstanding	3,061	1,261
Retained earnings	150,120	90,272
Accumulated other comprehensive income (loss)	14	(937)
Total shareholders' equity	153,195	90,596
Total liabilities and shareholders' equity	$318,117	$220,479

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018

Net sales	$552,560	$309,285	$396,753
Cost of sales	323,758	198,702	215,013
Gross profit	228,802	110,583	181,740
Operating expenses:
Selling and marketing	78,337	94,595	115,920
General and administrative	36,176	30,242	28,226
Research and development	15,812	14,282	16,825
Loss on disposal group, goodwill and other intangible impairment charge	20,668	72,008	—
Total operating expenses	150,993	211,127	160,971
Operating income (loss)	77,809	(100,544)	20,769
Other income (expense):
Interest income	11	162	1,044
Interest expense	(1,498)	(980)	(1,051)
Other, net	(3,587)	(470)	239
Total other (expense) income, net	(5,074)	(1,288)	232
Income (loss) from continuing operations before income taxes	72,735	(101,832)	21,001
Income tax expense (benefit)	12,198	(9,537)	5,891
Income (loss) from continuing operations	60,537	(92,295)	15,110
Discontinued operations:
Loss from discontinued operations before income taxes	(162)	(206)	(206)
Income tax expense of discontinued operations	527	299	246
Loss from discontinued operations	(689)	(505)	(452)
Net income (loss)	$59,848	$(92,800)	$14,658

Basic income (loss) per share from continuing operations	$2.02	$(3.11)	$0.50
Basic loss per share from discontinued operations	(0.03)	(0.02)	(0.02)
Basic net income (loss) per share(1)	$1.99	$(3.13)	$0.49

Diluted income (loss) per share from continuing operations	$1.88	$(3.11)	$0.50
Diluted loss per share from discontinued operations	(0.02)	(0.02)	(0.01)
Diluted net income (loss) per share(1)	$1.86	$(3.13)	$0.48
Shares used in per share calculations:
Basic	30,007	29,684	30,099
Diluted	32,123	29,684	30,355
(1) May not add due to rounding.

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2020	2019	2018

Net income (loss)	$59,848	$(92,800)	$14,658
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net of income tax expense of $0, $6 and $13	(4)	6	58
(Loss) gain on derivative securities, effective portion, net of income tax benefit of $0, $139 and $17	—	(223)	7
Foreign currency translation adjustment, net of income tax benefit of $32, $27 and $2	955	189	(715)
Other comprehensive income (loss)	951	(28)	(650)
Comprehensive income (loss)	$60,799	$(92,828)	$14,008

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balances at January 1, 2018	30,305	$—	$179,448	$(259)	$179,189
Net income	—	—	14,658	—	14,658
Unrealized gain on marketable securities, net of income tax expense of $13	—	—	—	58	58
Gain on derivative securities, effective portion, net of income tax benefit of $17	—	—	—	7	7
Foreign currency translation adjustment, net of income tax benefit of $2	—	—	—	(715)	(715)
Stock-based compensation expense	—	1,981	—	—	1,981
Common stock issued under equity compensation plan, net of shares withheld for tax payments	192	(30)	—	—	(30)
Common stock issued under employee stock purchase plan	38	444	—	—	444
Repurchased shares	(990)	(2,180)	(10,816)	—	(12,996)
Balances at December 31, 2018	29,545	215	183,290	(909)	182,596
Net loss	—	—	(92,800)	—	(92,800)
Unrealized gain on marketable securities, net of income tax expense of $6	—	—	—	6	6
Loss on derivative securities, effective portion, net of income tax benefit of $139	—	—	—	(223)	(223)
Foreign currency translation adjustment, net of income tax benefit of $27	—	—	—	189	189
Stock-based compensation expense	—	837	(218)	—	619
Common stock issued under equity compensation plan, net of shares withheld for tax payments	135	(32)	—	—	(32)
Common stock issued under employee stock purchase plan	101	241	—	—	241
Balances at December 31, 2019	29,781	1,261	90,272	(937)	90,596
Net income	—	—	59,848	—	59,848
Unrealized loss on marketable securities, net of income tax expense of $0	—	—	—	(4)	(4)
Foreign currency translation adjustment, net of income tax benefit of $32	—	—	—	955	955
Stock-based compensation expense	—	3,734	—	—	3,734
Common stock issued under equity compensation plan, net of shares withheld for tax payments	455	(2,190)	—	—	(2,190)
Common stock issued under employee stock purchase plan	94	256	—	—	256
Balances at December 31, 2020	30,330	$3,061	$150,120	$14	$153,195

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018

Cash flows from operating activities:
Income (loss) from continuing operations	$60,537	$(92,295)	$15,110
Loss from discontinued operations	(689)	(505)	(452)
Net income (loss)	59,848	(92,800)	14,658
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,448	10,811	8,942
Bad debt expense	332	19	27
Inventory lower-of-cost-or-market/NRV adjustments	2,391	770	558
Stock-based compensation expense	3,734	619	1,981
Loss on asset disposals	709	1,191	32
Loss on debt extinguishment	230	—	—
Loss on disposal group, goodwill and other intangible impairment charge	20,668	72,008	—
Loss on other investment in non-controlled affiliates impairment	2,500	—	—
Deferred income taxes, net of valuation allowances	(2,008)	(10,613)	3,229
Other	(832)	(90)	133
Changes in operating assets and liabilities:
Trade receivables	(41,565)	(8,790)	(3,030)
Inventories	(9,584)	13,237	(15,634)
Prepaids and other current assets	(6,682)	3,012	(495)
Income taxes receivable	(3,550)	5,181	(5,636)
Trade payables	21,819	(13,451)	19,312
Accrued liabilities, including warranty obligations	14,202	(3,677)	(2,826)
Net cash provided by (used in) operating activities	71,660	(22,573)	21,251
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	—	(2,750)
Proceeds from the sale of disposal group	21,410	—	—
Purchases of property, plant and equipment and intangible assets	(9,727)	(8,952)	(10,380)
Purchases of available-for-sale-securities	(36,199)	—	(29,522)
Proceeds from maturities of available-for-sale securities	—	25,271	61,365
Purchases of other investments in non-controlled affiliates	—	(3,500)	—
Net cash (used in) provided by investing activities	(24,516)	12,819	18,713
Cash flows from financing activities:
Proceeds from long-term debt	45,758	32,968	—
Payments on long-term debt	(45,101)	(50,667)	(16,000)
Debt issuance costs	(1,842)	—	—
Proceeds from employee stock purchases	256	241	444
Proceeds from exercise of stock options	51	75	366
Tax payments related to stock award issuances	(2,240)	(107)	(396)
Payments for stock repurchases	—	—	(12,996)
Net cash used in financing activities	(3,118)	(17,490)	(28,582)
Effect of exchange rate changes on cash and cash equivalents	2,824	189	(1,150)
Increase (decrease) in cash, cash equivalents and restricted cash	46,850	(27,055)	10,232
Cash, cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	11,070	38,125	27,893
Cash, cash equivalents and restricted cash at end of period	$57,920	$11,070	$38,125

Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes, net	$17,300	$(4,186)	$8,885
Cash paid for interest	889	1,197	1,044
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$908	$420	$1,220

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$56,581	$11,070	$38,125
Restricted cash	1,339	—	—
Total cash, cash equivalents and restricted cash	$57,920	$11,070	$38,125

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
Nautilus, Inc. and subsidiaries (collectively, "Nautilus," the "Company," "we" or "us") was founded in 1986 and incorporated in the State of Washington in 1993. Our headquarters are located in Vancouver, Washington.

We empower healthier living through individualized connected fitness experiences to build a healthier world, one person at a time. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products and related accessories for consumer use, primarily in the U.S., Canada, and Europe. Our products are sold under some of the most-recognized brand names in the fitness industry: Bowflex®, Schwinn®, JRNY® and Nautilus®.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We have reclassified certain amounts in prior-period financial statements to conform to the current period's presentation. On the consolidated balance sheets, we have reclassified from other assets to deferred income tax assets, non-current.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

Fiscal Year
On December 30, 2020, the Board of Directors of Nautilus approved a change in the Nautilus’ fiscal year from the twelve months beginning January 1 and ending December 31 to the twelve months beginning April 1 and ending March 31. The Company plans to file a transition report on Form 10-QT for the transition period from January 1, 2021 to March 31, 2021. The Company’s fiscal year 2022 will begin April 1, 2021 and end March 31, 2022.

Discontinued Operations
Results from discontinued operations relate to the disposal of our former Nautilus® Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to our former Commercial business during 2018 through 2020, we continue to have product liability and other legal expenses associated with product previously sold into the Commercial channel.

Results of operations related to the Commercial business have been presented in the consolidated financial statements as discontinued operations for all periods presented.

Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in the financial statements. Our critical accounting estimates relate to income taxes, valuation allowances, and other long-term assets valuation. Actual results could differ from our estimates.

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

We derive a significant portion of our net sales from a small number of our Retail customers. A loss of business from one or more of these large customers, if not replaced with new business, would negatively affect our operating results and cash flows. In 2020, 2019 and 2018 two customers each individually accounted for more than 10%, but less than 20%, of our net sales.

Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less at purchase are considered to be cash equivalents. As of December 31, 2020, cash equivalents consisted of money market funds and totaled $14.9 million. As of December 31, 2019, we did not have any cash equivalents.

Restricted Cash
We are required by our banking partner to maintain a restricted bank account to cover for exposures on corporate credit cards and letters of credits. The use of these funds are restricted until the exposure with the banking partner is closed.

Available-For-Sale Securities
We classify our marketable debt securities as available-for-sale and, accordingly, record them at fair value. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is expected to be used for current operations. Unrealized holding gains and losses, which are immaterial, are excluded from earnings and are reported net of tax in other comprehensive income until realized. Dividend and interest income is recognized when earned. Realized gains and losses, which were not material in 2020, 2019 or 2018, are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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
In accordance ASC 350 — Intangibles — Goodwill and Other, we perform a goodwill and indefinite-lived asset impairment evaluation during the fourth quarter of each year. However, as a result of the decline in our market value relative to the market and our industry, identified as a triggering event, we performed an interim evaluation and a market capitalization reconciliation during the second quarter of 2019, which resulted in a non-cash goodwill impairment charge of $63.5 million which reduced goodwill to zero. We performed an assessment of goodwill in the fourth quarter of 2018 and determined no impairment was indicated in that year.

Other Intangible Assets
Indefinite-lived intangible assets consist of acquired trademarks, specifically trade names. Indefinite-lived intangible assets are stated at cost and are not amortized; instead, they are tested for impairment at least annually. We assess the value of indefinite-lived assets under either a qualitative or quantitative approach. Under a qualitative approach, we consider various market factors, including applicable key assumptions also used in the quantitative assessment listed below. If we determine that it is more likely than not that an indefinite-lived intangible assets is impaired, the quantitative approach is used to assess the asset fair value and the amount of the impairment. We review our indefinite-lived trademarks for impairment in the fourth quarter of each year or when events or changes in circumstances indicate that the assets may be impaired. The fair value of trademarks is estimated using the relief-from-royalty method to estimate the value of the cost savings and a discounted cash flows method to estimate the value of future income. The sum of these two values for each trademark is the fair value of the trademark. If the carrying amount of trademarks exceeds the estimated fair value, we calculate impairment as the excess of carrying amount over the estimate of fair value.

We tested our indefinite-lived trademarks for impairment in the fourth quarters of 2020, 2019 and 2018. During the fourth quarter of 2020, we sold Octane Fitness and the related other intangible asset were reduced by $32.0 million. During the second quarter of 2019, we identified impairment indicators with our indefinite-lived trademarks resulting in an $8.5 million non-cash intangible impairment charge in our Octane Fitness brand name originally acquired through the Octane Fitness acquisition on December 31, 2015. The impairment charge is recorded in operating expenses on the consolidated statements of operations. We determined no impairment was indicated in 2018 for our indefinite-lived intangible assets.

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

Impairment of Long-Lived Assets
Long-lived assets, including property, plant and equipment and definite-lived intangible assets, are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. When such an event or condition occurs, we estimate the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to determine whether a potential impairment exists. If the carrying value exceeds estimated future undiscounted cash flows, we record impairment expense to reduce the carrying value of the asset to its estimated fair value. In accordance ASC 360 — Property, Plant, and Equipment and other long-lived assets, we performed a test for recoverability of our assets as the goodwill and indefinite-lived intangible asset impairment from the decline in our market value relative to the market and our industry identified a long-lived asset impairment indicator in 2019. For a long-lived assets or disposal group classified as held-for-sale to be disposed of, the carrying value is determined in a similar manner, except that fair values are reduced for the cost to sell. The assets and liabilities of a disposal group classified as held-for-sale were presented separately in the asset and liability sections, respectively, of the balance sheet. The disposal group was structured as a sale of the subsidiary shares and asset sale for the international assets. Our long-lived assets were recoverable, and step two impairment charge was not required in 2020, 2019 and 2018.

Equity Investments
ASU 2016-01 Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, requires us to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. We do not hold any equity investments where we use quoted market prices to determine the fair values of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the fourth quarter of 2020 we recognized an impairment of $2.5 million as we made an assessment of the investment after observing impairment indicators upon receipt of the most recent financial statements and third party valuation reports. The fair value was determined by reviewing the financial information and financial performance indicating a significant adverse change in the general market condition the investee operates. See Note 12, Equity Investments, for additional information.
Share Repurchases
Shares of our common stock may be repurchased from time to time as authorized by our Board of Directors. Repurchases may be made in open market transactions at prevailing prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases are funded from existing cash balances, and repurchased shares are retired and returned to unissued authorized shares. These repurchases are accounted for as reductions to our common stock to the extent available with remaining amounts allocated against retained earnings. As of December 31, 2020, we did not have an authorized share repurchase plan.

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

Activity in our sales discounts and returns allowance was as follows (in thousands):

	2020	2019	2018
Balance, January 1	$4,385	$4,419	$6,920
Charges to reserve	22,009	18,311	15,058
Reductions for sales discounts and returns	(19,983)	(18,345)	(17,559)
Balance, December 31	$6,411	$4,385	$4,419

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

Advertising and Promotion
We expense our advertising and promotion costs as incurred. Production costs of television advertising commercials are recorded in prepaids and other current assets until the initial broadcast, at which time such costs are expensed. Advertising and promotion costs are included in selling and marketing expenses and totaled $36.3 million, $46.8 million and $65.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Prepaid advertising and promotion costs were $0.6 million, $1.3 million and $2.7 million as of December 31, 2020, 2019 and 2018, respectively.

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

For additional information on financial instruments recorded at fair value on a recurring basis as of December 31, 2020, refer to Note 5, Fair Value Measurements.

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

Recent Accounting Pronouncements

Newly-Adopted Pronouncements

ASU 2019-01
In March 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2019-01, “Leases (Topic 842): Codification Improvements.” The amendments in ASU 2019-01 address three issues: (1) determining the fair value of the underlying asset by lessors that are not manufactures or dealers; (2) presentation on the statement of cash flows of sales-type and direct financing leases; and (3) transition disclosures related to Topic 250, Accounting Changes and Error Corrections. ASU 2019-01 is effective for public companies' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019 with early application permitted. Our adoption of ASU 2019-01 as of January 1, 2020 had no material impact on our financial position, results of operations or cash flows.

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

Recently Issued Pronouncements Not Yet Adopted

ASU 2020-04
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” which provides optional guidance related to reference rate reform and provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our borrowing instruments, which use London Inter-bank Offered Rate (“LIBOR”) as a reference rate, which is effective beginning on March 12, 2020, and we may elect to apply the amendments prospectively through December 31, 2022. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations and cash flows.
ASU 2020-01
In January 2020, the FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” The amendments in ASU 2020-01 clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. ASU 2020-01 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We do not expect the adoption of this guidance would have a material impact on our financial position, results of operations and cash flows.

ASU 2019-12
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in ASU 2019-12 introduce the following new guidance: (1) provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax; and (2) provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The amendments in ASU 2019-12 make changes to the following current guidance: (1) making an intraperiod allocation if there is a loss in continuing operations and a gain outside of continuing operations; (2) determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting; (3) accounting for tax law changes and year-to-date losses in interim periods; and (4) determining how to apply the income tax guidance to franchise taxes that are partially based on income. ASU 2019-12 is effective for public business entities' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. We do not expect the adoption of this guidance would have a material impact on our financial position, results of operations and cash flows.

ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In May 2019, the FASB issued ASU 2019-05, which provides entities to have certain instruments with an option to irrevocably elect the fair value option. In November 2019, the FASB issued ASU 2019-11, which provides clarification and addresses specific issues about certain aspects of ASU 2016-13. In March 2020, the FASB issued ASC 2020-03, which provides an update to clarify or address specific issues. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those years. We do not expect the adoption of this guidance would have a material impact on our financial position, results of operations and cash flows.

(2) ASSETS AND LIABILITIES HELD-FOR-SALE

As part of our strategic decision to renew our focus on connected in-home fitness we sold OF Holdings. The OF Holdings business was reported within our Retail segment.

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

The aggregate consideration for the Sale of the Octane Business as provided by the Stock Purchase Agreement and the asset transfer agreements consists of a base purchase price of $25.0 million subject to adjustments for cash and cash equivalents, indebtedness, transaction expenses and working capital. True Fitness assumed $2.8 million of warranty liabilities and $0.5 million of vendor recourse lease obligations. We incurred selling costs of $3.0 million in connection with the Sale of the Octane Business.

The assets and liabilities of the Octane Fitness® disposal group sold were as follows (in thousands):

As of
October 14, 2020
Assets:
Cash and cash equivalents	$497
Trade receivables	3,904
Inventories	10,099
Prepaids and other current assets	560
Property, plant and equipment, net	1,571
Other intangible assets	32,045
Other assets	23
Total assets sold	$48,699
Liabilities:
Trade payables	3,766
Accrued liabilities	1,058
Warranty obligations	2,762
Deferred income tax liabilities	1,513
Total liabilities sold	$9,099

As of
October 14, 2020
Assets	$48,699
Liabilities	9,099
Carrying value	$39,600

Current fair value (Consideration)	$25,000
Plus cash and cash equivalents	497
Less disposal costs	(2,976)
Less working capital adjustment	(3,589)
Net fair value	18,932
Loss on disposal group	$20,668

(3) DISCONTINUED OPERATIONS

Following is a summary of certain financial information regarding our discontinued operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Loss from discontinued operations before income taxes	$(162)	$(206)	$(206)
Income tax expense	527	299	246
Total loss from discontinued operations	$(689)	$(505)	$(452)

(4) REVENUES

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Product sales	$534,758	$296,447	$380,489
Extended warranties and services	8,157	6,691	9,226
Other(1)	9,645	6,147	7,038
Net sales	$552,560	$309,285	$396,753
(1) Other revenue is primarily freight and delivery, royalty income and subscription revenue.

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$461,521	$256,182	$348,712
Canada	43,196	24,768	20,489
Europe, the Middle East and Africa	36,166	17,303	14,522
All other	11,677	11,032	13,030
Net sales	$552,560	$309,285	$396,753

As of December 31, 2020, due to the severe shortage of shipping containers, some factory fulfilled orders, representing over $16 million in revenue, did not ship in late December. Container shortages, worsening global logistics disruptions, and continued factory capacity constraints resulted in $91.5 million of customer order backlog, which includes firm orders for future shipment to our Retail customers, as well as unfulfilled consumer orders within the Direct channel. Direct orders of $46.5 million and Retail orders of $45.0 million comprise our backlog as of December 31, 2020. The estimated future revenues are net of contractual rebates and consideration payable for applicable Retail customers, and net of current promotional programs and sales discounts for our Direct customers.

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

	2020	2019	2018
Balance, January 1	$1,225	$816	$1,084
Cash additions	9,148	2,330	1,794
Revenue recognition	(3,981)	(1,921)	(2,062)
Balance, December 31	$6,392	$1,225	$816

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$14,902	$—	$—	$14,902
	14,902	—	—	14,902

Available-for-Sale Securities
Commercial paper	—	5,993	—	5,993
Corporate bonds	—	2,067	—	2,067
U.S. government bonds	—	28,139	—	28,139
	—	36,199	—	36,199

Derivatives
Foreign currency forward contracts	—	228	—	228
Total derivatives at fair value - assets	—	228	—	228
Total assets at fair value	$14,902	$36,427	$—	$51,329

Liabilities:
Derivatives
Foreign currency forward contracts	$—	$15	$—	$15
Total liabilities at fair value	$—	$15	$—	$15

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives
Foreign currency forward contracts	$—	$295	$—	$295
Total assets at fair value	$—	$295	$—	$295

Liabilities:
Derivatives
Foreign currency forward contracts	$—	$9	$—	$9
Total liabilities at fair value	$—	$9	$—	$9

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the years ended December 31, 2020 and 2019. Additionally, we did not have any changes to our valuation techniques during the years ended December 31, 2020 and 2019.

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

During the year ended December 31, 2020, we did record an impairment of our equity investment assets required to be measured at fair value on a nonrecurring basis in the amount of $2.5 million. We recognized an impairment of $2.5 million as we made an assessment of the investment after observing impairment indicators upon receipt of the most recent financial statements and third party valuation reports and recorded a non-cash impairment charge of $2.5 million. The fair value was determined by reviewing the financial information and financial performance indicating a significant adverse change in the general market condition the investee operates.

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

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of December 31, 2020, total outstanding contract notional amounts were $32.1 million. At December 31, 2020, these outstanding balance sheet hedging derivatives had maturities of 77 days or less.

The fair value of our derivative instruments was included in our consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of December 31,
		2020	2019
Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Prepaids and other current assets	$228	$295
	Accrued liabilities	15	9
		$213	$286

The effect of derivative instruments on our consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Year Ended December 31,
		2020	2019	2018
Derivative instruments designated as cash flow hedges:
(Gain) loss recognized in other comprehensive income before reclassifications	---	$—	$(128)	$165
Gain reclassified from accumulated other comprehensive income to earnings for the effective portion	Interest expense	—	125	219
Income tax expense	Income tax expense (benefit)	—	(30)	(61)

Derivative instruments not designated as cash flow hedges:
(Loss) gain recognized in earnings	Other, net	$(2,419)	$458	$(743)
Income tax benefit (expense)	Income tax expense (benefit)	597	(43)	185

For additional information related to our derivatives, see Notes 5 and 17.

(7) TRADE RECEIVABLES

Trade receivables, net, consisted of the following (in thousands):

	As of December 31,
	2020	2019
Trade receivables	$91,561	$54,645
Allowance for doubtful accounts	(337)	(45)
Trade receivables, net of allowance	$91,224	$54,600

For additional information related to assets and liabilities held-for-sale, see Note 2.

Changes in our allowance for doubtful trade receivables were as follows (in thousands):

	2020	2019	2018
Balance, January 1	$45	$99	$119
Charges to bad debt expense	332	19	27
Write-offs, net	(40)	(73)	(47)
Balance, December 31	$337	$45	$99

(8) INVENTORIES

Our inventories consisted of the following (in thousands):

	As of December 31,
	2020	2019
Finished goods	$48,371	$49,853
Parts and components	2,769	4,915
Total inventories	$51,140	$54,768

For additional information related to assets and liabilities held-for-sale, see Note 2.

(9) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of December 31,
				2020	2019
Automobiles	5			$23	$23
Leasehold improvements	4	to	20	3,059	3,830
Computer software and equipment	2	to	7	34,324	26,816
Machinery and equipment	3	to	5	15,527	18,551
Furniture and fixtures	5	to	20	2,587	2,808
Work in progress (1)	N/A			2,155	2,747
Total cost				57,675	54,775
Accumulated depreciation				(33,749)	(32,020)
Total property, plant and equipment, net				$23,926	$22,755
(1) Work in progress includes information technology assets and production tooling.

For additional information related to assets and liabilities held-for-sale, see Note 2.

Depreciation expense was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Depreciation expense	$7,779	$7,314	$5,778

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

The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Operating lease expense	$4,404	$4,518	$—

Other information related to leases was as follows (dollars in thousands):

	As of December 31,
	2020	2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flow from operating leases	$3,906	$4,578
Additional operating lease information:
ROU assets obtained in exchange for operating lease obligations	$—	$24,212
Reductions to ROU assets resulting from reductions to operating lease obligations	$3,239	$3,428
Increases to ROU assets resulting from remeasurement of lease obligations	$3,929	$—
Weighted average remaining operating lease term	7.1 years	4.0 years
Weighted average discount rate on operating leases	4.94%	4.49%

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

Maturities of operating lease liabilities under noncancelable leases were as follows (in thousands):

As of
December 31, 2020
Year ending:
2021	$4,347
2022	4,165
2023	3,407
2024	3,509
Thereafter	11,073
Total undiscounted lease payments	26,501
Less imputed interest	(4,434)
Total lease liabilities	$22,067

(11) OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of December 31,
				2020	2019
Indefinite-lived trademarks(1),(2)	N/A			$9,052	$14,752
Definite-lived trademarks(2)	5	to	15	—	2,850
Patents	7	to	24	1,443	14,243
Customer relationships(2)	10	to	15	—	24,700
				10,495	56,545
Accumulated amortization - definite-lived intangible assets				(1,115)	(13,302)
				$9,380	$43,243

(1) During the second quarter of 2019, we identified impairment indicators with our indefinite-lived trademarks resulting in a non-cash intangible impairment charge of $8.5 million.
(2) During the fourth quarter of 2020, we sold Octane Fitness and the related other intangible asset were reduced by $32.0 million.

For additional information related to assets and liabilities held-for-sale, see Note 2.

Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Amortization expense	$1,669	$3,497	$3,164

Future amortization of definite-lived intangible assets is as follows (in thousands):

2021	$61
2022	61
2023	61
2024	61
2025	61
Thereafter	23
$328

(12) EQUITY INVESTMENTS

In 2019, we made strategic equity securities investments to increase our digital capabilities. The accounting guidance related to the classification and measurement of certain equity investments requires us to account for these investments at fair value or to elect to account for these investments under the "practicability exception," which permits measurement of these investments at cost, minus impairments, plus or minus observable changes in price from orderly transactions for the identical or a similar investment of the same issuer for each reporting period. We elected this practicability exception and for the year ended December 31, 2020, we recognized an impairment of $2.5 million as we made a qualitative assessment of the investment after observing impairment indicators upon receipt of the most recent financial statements and third party valuation reports. The fair value was determined by reviewing the financial information and financial performance indicating a significant adverse change in the general market condition the investee operates. No impairment was recorded during the year ended December 31, 2019 and we have not recognized any upward adjustments on either an annual or cumulative basis due to observable price changes.

The carrying value of our equity securities was included in the following line item in our consolidated balance sheets (in thousands):

	Measurement Alternative - No Readily Determinable Fair Value
	As of December 31,
	2020	2019
Other assets	$1,000	$3,500

(13) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2020	2019
Payroll and related liabilities	$9,702	$2,929
Reserves	2,784	1,016
Deferred revenue	6,401	1,225
Other	3,954	2,463
Total accrued liabilities	$22,841	$7,633
For additional information related to assets and liabilities held-for-sale, see Note 2.

(14) PRODUCT WARRANTIES

Changes in our product warranty obligations were as follows (in thousands):

	2020	2019	2018
Balance, January 1	$5,717	$5,575	$6,117
Accruals	4,703	5,103	3,884
Payments	(5,222)	(4,961)	(4,426)
Balance, December 31	$5,198	$5,717	$5,575
 For additional information related to assets and liabilities held-for-sale, see Note 2.

(15) BORROWINGS

Chase Bank Credit Agreement
As of December 31, 2019, we had an outstanding credit agreement with JPMorgan Chase Bank N.A. (“Chase Bank”) which consisted of an $80.0 million term loan and a $40.0 million revolving line of credit. The term loan was used to finance the acquisition of Octane Fitness and was scheduled to mature on December 31, 2020. The revolving line of credit was scheduled to mature December 31, 2021. Both the term loan and the revolving line of credit were secured by substantially all of our assets. The Chase Bank debt facilities were terminated in January 2020 upon entering into a new credit agreement described below.

Wells Fargo Bank Credit Agreement
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

We used the proceeds from the Wells Fargo Financing to extinguish our existing $40.0 million revolver with Chase Bank, pay transaction expenses, and for general corporate purposes. Our previously existing credit facilities and agreements with Chase Bank and all guarantees and liens existing in connection with those facilities and agreements were terminated upon the closing of this Wells Fargo financing. In connection with the termination of the Chase Bank facility, we recorded a loss on debt extinguishment of $0.2 million as interest expense in our consolidated statements of operations.

Interest on the ABL Revolving Facility will accrue at LIBOR plus a margin of 1.75% to 2.25% (based on average quarterly availability) and interest on the Term Loan Facility will accrue at LIBOR plus 5.00%. As of December 31, 2020, our interest rate was 1.90% for the ABL Revolving Facility and 5.15% for the Term Loan Facility.

As of December 31, 2020, outstanding borrowings totaled $13.8 million, with $13.6 million and $0.2 million under our Term Loan Facility and ABL Revolving Facility, respectively. As of December 31, 2020, we were in compliance with the financial covenants of the Wells Fargo Financing and $54.8 million was available for borrowing under the ABL Revolving Facility. Any outstanding balance is due and payable on January 31, 2025.

The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with ASC 470, Debt. Borrowings outstanding under a revolving credit agreement that includes both a subjective acceleration clause and a requirement to maintain a springing lock-box arrangement are classified based on the provisions of ASC 470 because the lock-box remittances do not automatically reduce the debt outstanding. As of December 31, 2020, the Company was in compliance with all covenants contained in our Term Loan Facility and ABL Revolving Facility and assessed the probability that the creditor would accelerate the due date of the debt by exercising the subjective acceleration clauses of our Term Loan Facility and ABL Revolving Facility before its scheduled maturity as remote. Accordingly, this obligation has been classified as a long-term liability in the balance sheet.

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

(16) INCOME TAXES

Income Tax Expense
Income (loss) from continuing operations before income taxes was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
U.S.	$68,555	$(102,004)	$19,109
Non-U.S.	4,180	172	1,892
Income (loss) from continuing operations before income taxes	$72,735	$(101,832)	$21,001

Income tax expense (benefit) from continuing operations was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
U.S. federal	$9,465	$164	$1,750
U.S. state	3,834	419	477
Non-U.S.	1,065	453	435
Total current	14,364	1,036	2,662
Deferred:
U.S. federal	(517)	(9,431)	2,235
U.S. state	(1,629)	(540)	1,059
Non-U.S.	(20)	(602)	(65)
Total deferred	(2,166)	(10,573)	3,229
Income tax expense (benefit)	$12,198	$(9,537)	$5,891

Following is a reconciliation of the U.S. statutory federal income tax rate with our effective income tax rate for continuing operations:

	Year Ended December 31,
	2020	2019	2018
U.S. statutory income tax rate	21.0%	21.0%	21.0%
State tax, net of U.S. federal tax benefit	3.8	3.8	5.7
Non-U.S. income taxes	0.4	—	0.1
Nondeductible operating expenses	0.2	(0.4)	3.1
Research and development credit	(1.0)	0.5	(3.1)
Change in deferred tax measurement rate	(5.5)	(0.1)	0.1
Change in uncertain tax positions	0.2	0.1	0.8
Excess tax benefits from stock plans	(1.5)	(0.2)	(0.7)
Change in valuation allowance	34.3	(1.5)	1.8
Impairment of intangibles	—	(13.6)	—
Capital losses	(34.8)	—	—
Other	(0.3)	(0.2)	(0.7)
Effective income tax rate	16.8%	9.4%	28.1%

Deferred Income Taxes
Individually significant components of deferred income tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2020	2019
Deferred income tax assets:
Accrued liabilities	$4,113	$2,152
Allowance for doubtful accounts	83	10
Inventory valuation	260	509
Capitalized indirect inventory costs	649	299
Stock-based compensation expense	978	548
Deferred rent	5,408	5,548
Net operating loss carryforward	1,427	7,580
Basis difference on long-lived assets	1,216	1,228
Credit carryforward	276	1,221
Capital losses	26,126	—
Other	105	426
Gross deferred income tax assets	40,641	19,521
Valuation allowance	(26,985)	(2,743)
Deferred income tax assets, net of valuation allowance	13,656	16,778
Deferred income tax liabilities:
Prepaid advertising	(134)	(320)
Other prepaids	(923)	(858)
Basis difference of long-lived assets	(5,275)	(11,628)
Deferred rent	(4,867)	(5,070)
Other	(31)	(55)
Deferred income tax liabilities	(11,230)	(17,931)
Net deferred income tax assets (liabilities)	$2,426	$(1,153)

Our net deferred income tax assets (liabilities) were recorded on our consolidated balance sheets as follows (in thousands):

	As of December 31,
	2020	2019
Deferred income tax assets, non-current	$2,426	$630
Deferred income tax liabilities, non-current	—	(1,783)
Net deferred income tax assets (liabilities)	$2,426	$(1,153)

The income tax expenses from continuing operations for the period ended December 31, 2020 were primarily driven by the profit generated in the U.S. The lower effective tax rate from continuing operations for the same period was primarily due to the 14% rate benefit of net operating loss carry-backs as a result of the enactment of the CARES Act as described as below.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to coronavirus disease 2019 (“COVID-19”). The CARES Act, among other things, included several significant provisions that impacted corporate taxpayers’ accounting for income taxes. Prior to the enactment of the CARES Act, the 2017 Tax Cuts and Jobs Act generally eliminated the ability to carryback net operating losses (“NOLs”), and permitted the NOLs arising in tax years beginning after December 31, 2017 to be carried forward indefinitely, limited to 80% of the taxpayer’s income. The CARES Act amended the NOL rules, suspending the 80% limitation on the utilization of NOLs generated after December 31, 2017 and before January 1, 2021. Additionally, the CARES Act allows corporate NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, to be carried back to each of the five taxable years preceding the taxable year of the loss. Pursuant to the enactment of CARES Act, we performed various analyses and evaluated the impact to our financial statements. Based on our assessment, we determined that the modifications to the NOL carryback provision of the CARES Act resulted in a tax benefit and cash inflow for the company. We utilized the taxable losses incurred in 2019 by carrying back against the taxable income generated in prior years which were measured at 35%. As a result, we recorded a $3.9 million income tax benefit associated with the remeasurement to the NOL carryback at a 14% tax rate differential and a corresponding income tax receivable from the 2019 NOL carryback was recorded in 2020.

Furthermore, during 2020, we entered in to a stock purchase agreement with True Fitness Technology, Inc. ("True Fitness") where True Fitness acquired 100% of the issued and outstanding stock of our wholly-owned subsidiary OF Holdings, Inc. As a result, we expect approximately $25.5 million capital loss deferred tax asset in connection with this sale. In addition to the stock sale, we recorded a $2.5 million impairment on an equity investment in the fourth quarter of 2020, which resulted in an additional $0.6 million capital loss deferred tax asset. However, as we currently do not have or expect to generate capital gain to utilize these capital loss deferred tax assets in the near future, these deferred tax assets were fully reduced by a valuation allowance in 2020.

We account for income taxes based on the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require us to interpret existing tax law and other published guidance as applied to our circumstances. As part of this assessment, we consider both positive and negative evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which the strength of the evidence can be objectively verified. In our assessment during the fourth quarter of 2020, we heavily weighted the positive evidence of 1) large positive earnings realized in recent quarters combined with the upward financial trends of current period; and 2) future realization of the existing U.S. deferred tax assets. Given our recent improved financial performance along with the sustained cumulative accounting profit in 2020, we projected a positive forecasted taxable income in the U.S. Accordingly, we determined that a portion of our U.S. domestic valuation allowance was no longer required and released $1.3 million of valuation allowance which was primarily against the U.S. state net operating loss carryforward deferred tax assets as we expect to utilize the portion of the remaining U.S state net operating loss carry forwards before its expirations. The amount is included as a component of income tax expense from continuing operations in 2020.

As of December 31, 2020, we had a valuation allowance against net deferred income tax assets of $27.0 million. Of the valuation allowance, $26.1 million relates to the aforementioned domestic capital losses and $0.7 million relates to state tax credit carryforwards and state net operating loss carryforwards as we currently do not anticipate generating income of appropriate character to utilize those deferred tax assets. The remainder of $0.2 million relates to certain foreign intangible assets which are not more likely than not to be realized due the indefinite nature of the deferred tax assets. Should it be determined in the future that it is more likely than not that our domestic deferred income tax assets will be realized, an additional valuation allowance would be released during the period in which such an assessment is made.

Income Tax Carryforwards
As of December 31, 2020, we had the following income tax carryforwards (in millions):

	Amount	Expires in
Net operating loss carryforwards
U.S. state	$19.0	2021 - 2039
Capital loss carryforwards
U.S federal and state	$103.9	2025
Income tax credit carryforwards
U.S. state	$0.4	2021 - 2022

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

Unrecognized Tax Benefits
Following is a reconciliation of gross unrecognized tax benefits from uncertain tax positions, excluding the impact of penalties and interest (in thousands):

	2020	2019	2018
Balance, January 1	$2,338	$2,330	$2,194
Additions for tax positions taken in prior years	4	44	41
Reductions for tax positions taken in prior years	—	(81)	(4)
Additions for tax positions related to the current year	109	87	116
Lapses of statutes of limitations	(20)	(42)	(12)
Other	(108)	—	(5)
Balance, December 31	$2,323	$2,338	$2,330
Of the $2.3 million of gross unrecognized tax benefits from uncertain tax positions outstanding as of December 31, 2020, $2.3 million would affect our effective tax rate if recognized.
We recorded tax-related interest and penalty expense of $0.4 million for both 2020 and 2019 and $0.3 million for 2018. We had a cumulative liability for interest and penalties related to uncertain tax positions as of December 31, 2020 and 2019 of $2.0 million and $1.7 million, respectively.
Our U.S. federal income tax returns for 2008 through 2020 are open to review by the U.S. Internal Revenue Service. Our state income tax returns for 2008 through 2020 are open to review, depending on the respective statute of limitation in each state. In addition, we file income tax returns in several non-U.S. jurisdictions with varying statutes of limitation.

As of December 31, 2020, we believe it is reasonably likely that, within the next twelve months, $1.0 million of the previously unrecognized tax benefits related to certain non-U.S. filing positions may be recognized due to the expirations of the statutes of limitations and an anticipated deregistration of a certain foreign entity.

(17) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of applicable taxes, reported on our consolidated balance sheets consists of unrealized holding gains and losses on available-for-sale securities, effective portions of gains and losses of derivative securities designated as cash flow hedges, and foreign currency translation adjustments.

The following table sets forth the changes in accumulated other comprehensive (loss) income, net of tax (in thousands) for the periods presented:

	Unrealized (Loss) Gain on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2018	$(6)	$223	$(1,126)	$(909)
Current period other comprehensive income (loss) before reclassifications	18	(128)	189	79
Reclassification of amounts to earnings	(12)	(95)	—	(107)
Net other comprehensive income (loss) during period	6	(223)	189	(28)
Balance, December 31, 2019	—	—	(937)	(937)
Current period other comprehensive (loss) income before reclassifications	(4)	—	955	951
Net other comprehensive income (loss) during period	(4)	—	955	951
Balance, December 31, 2020	$(4)	$—	$18	$14

(18) STOCK-BASED COMPENSATION

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

Upon adoption, there were approximately 4.8 million shares available for issuance under the 2015 Plan. The number of shares available for issuance upon adoption of the 2015 Plan included new shares approved, plus any shares of common stock which were previously reserved for issuance under our preceding plan that were not subject to grant as of April 28, 2015, or as to which the stock-based compensation award is forfeited on or after April 28, 2015. The number of shares available for issuance is reduced by (i) two shares for each share delivered in settlement of any stock appreciation rights, RSA, RSU or PSU awards, and (ii) one share for each share delivered in settlement of a stock option award. In no event shall more than 1.0 million aggregate shares of common stock subject to stock options, stock appreciation rights, RSA, RSU or PSU awards be granted to any one participant in any one year under the 2015 Plan.

2015 Long-Term Incentive Plan, As Amended
On May 1, 2020, Nautilus shareholders approved the amendment and restatement of our 2015 Plan (the "Amended 2015 Plan"). Prior to the amendment, there were approximately 4.8 million shares available for issuance under the 2015 Plan, 3.5 million shares originally reserved under the 2005 Long Term Incentive Plan and 1.3 million shares of common stock authorized under the 2015 Plan. The Amended 2015 Plan added an additional 2.0 million shares to be reserved for issuance. Upon adoption, there were approximately 6.8 million shares available for issuance under the Amended 2015 Plan.

The maximum aggregate number of shares of common stock subject to stock options, stock appreciation rights, restricted stock or stock unit awards which may be granted to any one participant in any one year under the Amended 2015 Plan is 1.0 million.
The aggregate number of shares available for issuance under the Amended 2015 Plan will be reduced by one and half (1.5) shares for each share delivered in settlement of any stock appreciation rights, restricted stock, restricted stock unit or performance unit award, and one (1) share for each share delivered in settlement of a stock option award.

At December 31, 2020, we had 1.8 million shares available for future grant under our Amended 2015 Plan, and a total of 4.6 million shares of our common stock are reserved for future issuance pursuant to awards currently outstanding under the Amended 2015 Plan and our previous plan combined.

Stock Option Activity
Stock option activity was as follows (shares in thousands):

	Options Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2019	740	$2.30
Granted	15	1.35
Forfeited, canceled or expired	(6)	6.62
Exercised	(8)	6.92
Outstanding at December 31, 2020	741	$2.20

Certain information regarding options outstanding at December 31, 2020 was as follows:

	Options Outstanding	Options Exercisable	Options Vested and Expected to Vest
Number (in thousands)	741	272	741
Weighted-average exercise price	$2.20	$2.92	$2.20
Aggregate intrinsic value (in thousands)	$11,821	$11,821	$11,821
Weighted average remaining contractual term (in years)	6.3	5.6	6.3

RSA Activity
Compensation expense for RSAs is recognized over the estimated vesting period. Following is a summary of RSA activity (shares in thousands):

	RSAs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2019	85	$8.90
Granted	87	6.64
Vested	(55)	5.32
Outstanding at December 31, 2020	117	$8.90

RSU Activity
Compensation expense for RSUs is recognized over the estimated vesting period. Following is a summary of RSU activity (shares in thousands):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2019	1,310	$3.52
Granted	1,005	7.84
Forfeited, canceled or expired	(52)	5.56
Vested	(541)	2.98
Outstanding at December 31, 2020	1,722	$4.91

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

In February 2018, we granted PSU awards to certain of our executive officers and management team covering a total of 119,351 shares of our common stock. The PSUs vest based on achievement of goals established for growth in operating income as a percentage of net revenue and return on invested capital over the three-year performance period ending December 31, 2020. The number of shares that ultimately vest following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%. These awards are expected to vest at 0% achievement. As of December 31, 2020, approximately 60,000 PSU shares remained, net of actual forfeitures to date.

In May 2020, we granted PSU awards to certain of our executive officers and management team covering a total of 262,999 shares of our common stock. The PSUs vest based on achievement of the goal that measures our relative total shareholder return against pre-approved peers three-year performance period ending May 5, 2023. The number of shares that ultimately vest following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%. These awards are expected to vest at 100% achievement. As of December 31, 2020, approximately 263,000 PSU shares remained, net of actual forfeitures to date.

Following is a summary of PSU activity (shares in thousands):

	PSUs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2019	115	$14.57
Granted and additional goal shares awarded	263	6.64
Forfeited, canceled or expired	(55)	17.49
Vested	—	—
Outstanding at December 31, 2020	323	$7.62

Stock-Based Compensation
Stock-based compensation expense, primarily included in general and administrative expense, was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock options	$182	$61	$6
RSAs	478	289	292
RSUs	2,533	609	1,527
PSUs	383	(410)	52
ESPP	158	70	104
	$3,734	$619	$1,981

Certain other information regarding our stock-based compensation was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Total intrinsic value of stock options exercised	$66	$84	$1,451
Fair value of RSUs vested	6,662	354	655
Fair value of PSUs vested	—	—	614

As of December 31, 2020, unrecognized compensation expense for outstanding, but unvested stock-based awards was $7.2 million, which is expected to be recognized over a weighted average period of 0.3 to 1.8 years.

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

ESPP activity was as follows (shares in thousands):

	Shares Available for Issuance	Weighted- Average Purchase Price	Weighted-Average Discount per Share
Balance at December 31, 2019	293
Employee shares purchased	(94)	$2.71	$8.15
Balance at December 31, 2020	199

Assumptions used in calculating the fair value of stock option grants and employee stock purchases were as follows:

	Year Ended December 31,
	2020		2019		2018
	ESPP	Options	ESPP	Options	ESPP	Options
Dividend yield	—%	—%	—%	—%	—%	—%
Risk-free interest rate	0.9%	1.5%	2.3%	1.8%	1.7%	—%
Expected life (years)	N/A	N/A	N/A	5	N/A	N/A
Expected volatility	132%	64%	64%	55%	40%	—%

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

(19) INCOME (LOSS) PER SHARE

Basic per share amounts were computed using the weighted average number of common shares outstanding. Diluted per share amounts were calculated using the number of basic weighted average shares outstanding increased by dilutive potential common shares related to stock-based awards, as determined by the treasury stock method. Basic income per share amounts were computed using the weighted average number of common shares outstanding. Diluted income per share amounts were calculated using the number of basic weighted average shares outstanding increased by dilutive potential common shares related to stock-based awards, as determined by the treasury stock method

The weighted average numbers of shares outstanding used to compute income (loss) per share amounts were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Shares used for basic per share calculations	30,007	29,684	30,099
Dilutive effect of outstanding options, RSUs, and PSUs	2,116	—	256
Shares used for diluted per share calculations	32,123	29,684	30,355

The weighted average numbers of shares outstanding listed in the table below were dilutive and are excluded from the computation of diluted per share when there is a loss from continuing operations, as such, the exercise or conversion of any potential shares would increase the number of shares in the denominator and results in a lower income (loss).
These shares may be dilutive potential common shares in the future (in thousands):

	As of December 31,
	2020	2019	2018
Stock options	—	96	—
RSUs	—	257	—

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
These shares may be anti-dilutive potential common shares in the future (in thousands):

	As of December 31,
	2020	2019	2018
Stock options	14	76	10
RSUs	11	228	1

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

	Year ended December 31,
	2020	2019	2018
401(k) matching contributions	$1,086	$976	$1,105

(21) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments - Direct and Retail. There have been no changes in our operating segments during the year ended December 31, 2020.

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

Following is summary information by reportable segment (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net Sales:
Direct	$240,926	$119,651	$184,925
Retail	308,036	186,584	208,092
Unallocated royalty	3,598	3,050	3,736
Consolidated net sales	$552,560	$309,285	$396,753
Contribution:
Direct	$59,976	$(24,569)	$6,865
Retail	62,782	16,043	31,516
Unallocated royalty	3,598	3,050	3,733
Consolidated contribution	$126,356	$(5,476)	$42,114

Reconciliation of consolidated contribution to income (loss) from continuing operations:
Consolidated contribution	$126,356	$(5,476)	$42,114
Amounts not directly related to segments:
Operating expenses	(48,547)	(95,068)	(21,345)
Other expense, net	(5,074)	(1,288)	232
Income tax expense (benefit)	12,198	(9,537)	5,891
Income (loss) from continuing operations	$60,537	$(92,295)	$15,110

Depreciation and amortization expense:
Direct	$5,071	$2,919	$1,537
Retail	3,574	5,657	5,098
Unallocated corporate	803	2,235	2,307
Total depreciation and amortization expense	$9,448	$10,811	$8,942

	As of December 31,
Assets:	2020	2019
Direct	$45,516	$47,377
Retail	141,247	148,965
Unallocated corporate	131,354	24,137
Total assets	$318,117	$220,479
There are no material long-lived assets held outside of the U.S.

In 2020, 2019 and 2018, each of Amazon.com and Dick's Sporting Goods accounted for more than 10% of total net sales as follows:

	Year Ended December 31,
	2020	2019	2018
Amazon.com	17.1%	15.2%	11.5%
Dick's Sporting Goods	10.2%	11.7%	13.8%

(22) COMMITMENTS AND CONTINGENCIES

Operating leases
We lease property and equipment under non-cancellable operating leases which, in the aggregate, extend through 2029. Many of these leases contain renewal options and provide for rent escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

For additional information related to leases, see Note 10, Leases.

Guarantees, Commitments and Off-Balance Sheet Arrangements
We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of December 31, 2020, we had approximately $165.7 million compared to $28.4 million as of December 31, 2019 in non-cancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the number of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses. As of December 31, 2020, we had no outstanding letters of credit with any of our vendors.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of December 31, 2020.

Legal Matters
From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. These legal proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

Litigation and jury verdicts are, to some degree, inherently unpredictable, and although we have determined that a loss is not probable in connection with any current legal proceeding, it is reasonably possible that a loss may be incurred in connection with proceedings to which we are a party. Assessment of whether incurrence of a loss is probable, or a reasonable possibility, in connection with a particular proceeding, and estimation of the loss, or a range of loss, involves complex judgments and numerous uncertainties. Management is unable to estimate a range of reasonably possible losses related to litigation in which the damages sought are indeterminate, or the legal and factual basis for the relevant claims have not been developed with specificity. As such, zero liability is recorded as of December 31, 2020.

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

(23) SUPPLEMENTARY INFORMATION - QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table summarizes our unaudited quarterly financial data for 2020 and 2019 (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
2020
Net sales	$93,722	$114,188	$155,391	$189,259	$552,560
Gross profit	35,597	47,396	67,938	77,871	228,802
Operating (loss) income(1)	(560)	(7,106)	43,995	41,480	77,809
Income (loss) from continuing operations	2,302	(4,986)	33,969	29,252	60,537
Loss from discontinued operations	(118)	(124)	(131)	(316)	(689)
Net income (loss)	2,184	(5,110)	33,838	28,936	59,848
Net income (loss) per share:
Basic	$0.07	$(0.17)	$1.13	$0.96	$1.99
Diluted(4)	0.07	(0.17)	1.04	0.89	1.86

2019
Net sales	$84,400	$59,004	$61,708	$104,173	$309,285
Gross profit	35,842	17,517	19,067	38,157	110,583
Operating (loss) income(2)	(10,167)	(85,414)	(8,253)	3,290	(100,544)
(Loss) income from continuing operations(3)	(8,484)	(78,744)	(8,730)	3,663	(92,295)
Loss from discontinued operations	(91)	(124)	(114)	(176)	(505)
Net (loss) income	(8,575)	(78,868)	(8,844)	3,487	(92,800)
Net (loss) income per share:
Basic	$(0.29)	$(2.66)	$(0.30)	$0.12	$(3.13)
Diluted	(0.29)	(2.66)	(0.30)	0.12	(3.13)

(1) Operating (loss) income for the quarter ended June 30, 2020 included a $29.0 million non-cash loss on disposal group and for the quarter ended September 30, 2020 included an $8.3 million non-cash gain on disposal group.
(2) Operating (loss) income for the quarter ended June 30, 2019 included a $72.0 million non-cash goodwill and other intangible impairment charge.
(3) (Loss) income from continuing operations for the quarter ended September 30, 2019 includes an immaterial correction to reduce income tax expense and the valuation allowance by $1.8 million. The correction reflects the impact of 2017 tax reform associated with the application of indefinite-lived deferred taxes to properly calculate the valuation allowance.
(4) May not foot or cross foot due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As of December 31, 2020, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2020 that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management's Report On Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Assessment
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2020, which appears in Part II, Item 8 of this report.

Changes In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the captions Election of Directors, Delinquent Section 16(a) Reports, Information About Our Executive Officers, Information Concerning the Board of Directors and Code of Ethics in our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2021 (the "2021 Proxy Statement"). If the 2021 Proxy Statement is not filed with the SEC by April 30, 2021, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2021.

Item 11. Executive Compensation

The information required by this item will be set forth under the captions Executive Compensation and Director Compensation in our 2021 Proxy Statement. If the 2021 Proxy Statement is not filed with the SEC by April 30, 2021, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table provides information about our equity compensation plan as of December 31, 2020 (shares in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1),(2) (a)	Weighted average exercise price of outstanding options, warrants and rights(3) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,064	$2.20	1,812
Equity compensation plans not approved by security holders	—	—	—
Total	1,064	$2.20	1,812

(1) Includes approximately 323 PSU awards granted to certain executive officers and management team. The awards vest based on service requirements along with achievement of certain financial goals established for a three-year performance period, and can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%. Of the 323 PSU shares, 263 are calculated at an estimated 100% of the target award.
(2) Excludes 1,839 RSA and RSU awards outstanding at December 31, 2020, of which 117 RSA shares are subject to vesting and release, and 1,722 RSU shares are subject to vesting, release and forfeiture.
(3) Weighted average exercise price shown in column (b) does not take into account the PSU awards included in column (a) of the table.

For further information regarding our equity compensation plan, refer to Note 18, Stock-Based Compensation, to our consolidated financial statements in Part II, Item 8 of this report.

Securities Ownership of Certain Beneficial Owners and Management
The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in our 2021 Proxy Statement. If the 2021 Proxy Statement is not filed with the SEC by April 30, 2021, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Information Concerning the Board of Directors in our 2021 Proxy Statement. If the 2021 Proxy Statement is not filed with the SEC by April 30, 2021, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Ratification of Appointment of Independent Registered Public Accounting Firm in our 2021 Proxy Statement. If the 2021 Proxy Statement is not filed with the SEC by June 30, 2021, such information will be included in an amendment to this Annual Report on Form 10-K filed by June 30, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Schedules
The consolidated financial statements, together with the report thereon of KPMG LLP is included on the pages indicated below:

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits
The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation - Incorporated by reference to Exhibit A to Schedule 14A, as filed with the Commission on April 22, 2008.

3.2	Amended and Restated Bylaws - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on April 5, 2005.

3.3	Amendment to Amended and Restated Bylaws of the Company - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on January 31, 2007.

4.1	Description of Securities Registered Under Section 12 of the Exchange Act.

10.1	Trademark License Agreement, dated September 20, 2001, by and between Pacific Direct, LLC and Nautilus, Inc. - Incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the three months ended September 30, 2001, as filed with the Commission on November 14, 2001.

10.2	License Agreement dated as of December 29, 2009 between Nautilus, Inc. and Fit Dragon International, Inc. - Incorporated by reference to Exhibit 10.24 of our Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.3	Technology Transfer and License Agreement dated as of December 29, 2009 between Nautilus, Inc. and Fit Dragon International, Inc. - Incorporated by reference to Exhibit 10.26 of our Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.4*	Severance and Employment Agreement, dated September 21, 2007, between the Company and Wayne M. Bolio - Incorporated by reference to Exhibit 10.33 of our Form 10-K for the fiscal year ended December 31, 2010 as filed with the Commission on March 8, 2011.

10.5*	Severance and Employment Agreement, dated March 30, 2011, between the Company and William B. McMahon - Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K as filed with the Commission on March 31, 2011.

10.6	Office Lease Agreement dated as of July 25, 2011, by and between Nautilus, Inc. and Columbia Tech Center, L.L.C. - Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K as filed with the Commission on July 29, 2011.

10.7*	Form of Non-Employee Director Nonstatutory Stock Option Agreement - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the three months ended March 31, 2012 as filed with the Commission on May 9, 2012.

10.8*	Form of Non-Employee Director Restricted Stock Unit Award Agreement - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the three months ended June 30, 2013 as filed with the Commission on August 8, 2013.

10.9*	Offer Letter, dated July 26, 2013, between the Company and Jeffery Collins - Incorporated by reference to Exhibit 10.3 of our Form 10-Q for the three months ended March 31, 2014 as filed with the Commission on May 8, 2014.

10.10	First Lease Modification Agreement, dated as of June 19, 2014, to the Office Lease by and between Nautilus, Inc. and Columbia Tech Center, L.L.C. dated July 25, 2011 - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the three months ended June 30, 2014 as filed with the Commission on August 7, 2014.

10.11*	Nautilus, Inc. 2015 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated April 28, 2015 as filed with the Commission on May 4, 2015.

10.12*	Nautilus, Inc. Employee Stock Purchase Plan - Incorporated by reference to Exhibit 10.2 of our Form 8-K dated April 28, 2015 as filed with the Commission on May 4, 2015.

10.13*	Employment Agreement dated May 1, 2018, by and between Nautilus, Inc. and Jay E. McGregor - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended March 31, 2019 as filed with the Commission on May 8, 2019.

10.14*	Employment Agreement dated January 1, 2018 by and between Nautilus, Inc. and Christopher K. Quatrochi - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the quarter ended March 31, 2019 as filed with the Commission on May 8, 2019.

Exhibit No.	Description
10.15*	Employment Agreement dated July 8, 2019, by and between Nautilus, Inc. and James Barr IV - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended June 30, 2019 as filed with the Commission on August 8, 2019.

10.16*	Employment Agreement dated December 10, 2019, by and between Nautilus, Inc. and Aina Konold - Incorporated by reference to Exhibit 10.16 of our Form 10-K for the year ended December 31, 2019 as filed with the Commission on February 26, 2020.

10.17*	Employment Agreement dated March 2, 2020, by and between Nautilus, Inc. and Becky Alseth - Incorporated by reference to Exhibit 10.1 of our Form 10-K for year ended December 31, 2020 as filed with the Commission on February 26, 2021.

10.18*	Employment Agreement dated October 23, 2020, by and between Nautilus, Inc. and Garry Wiseman - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated October 26, 2020 as filed with the Commission on October 28, 2020.

10.19*	Nautilus, Inc. 2015 Long-Term Incentive Plan Amended - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated May 1, 2020 as filed with the Commission on May 4, 2020.

10.20	Credit Agreement with Wells Fargo Bank, National Association dated January 31, 2020, - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ending March 31, 2020 filed with the Commission on May 7, 2020.

10.21	Stock Purchase Agreement dated October 14, 2020 between Nautilus, Inc. and True Fitness Technology, Inc. - Incorporated by reference to Exhibit 2.1 of our Form 8-K as filed with the Commission on October 15, 2020.

10.22*	Restricted Stock Unit Award Agreement dated December 11, 2019, by and between Nautilus, Inc. and Aina Konold - Incorporated by reference to Exhibit 99.1 of our Form S-8 dated February 26, 2020 as filed with the Commission on February 26, 2020.

10.23*	Restricted Stock Unit Award Agreement dated February 18, 2020, by and between Nautilus, Inc. and Becky Alseth - Incorporated by reference to Exhibit 99.2 of our Form S-8 dated February 26, 2020 as filed with the Commission on February 26, 2020.
21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Indicates management contract, compensatory agreement or arrangement, in which our directors or executive officers may participate.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUTILUS, INC.
(Registrant)

February 26, 2021	By:	/s/ James Barr IV
Date		James Barr IV
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.
(Registrant)

February 26, 2021	By:	/s/ Aina E. Konold
Date		Aina E. Konold
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jim Barr, Aina E. Konold and Wayne M. Bolio, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2021.

(Remainder of page is blank.)

Signature	Title
/s/ James Barr IV	Chief Executive Officer (Principal Executive Officer)
James Barr IV

/s/ Aina E. Konold	Chief Financial Officer (Principal Financial and Accounting Officer)
Aina E. Konold

/s/ M. Carl Johnson, III	Chairman
M. Carl Johnson, III

/s/ Richard A. Horn	Director
Richard A. Horn

/s/ Patricia M. Ross	Director
Patrica M. Ross

/s/ Anne G. Saunders	Director
Anne G. Saunders

/s/ Marvin G. Siegert	Director
Marvin G. Siegert