Form 10-QT
period 2021-03-31
NAUTILUS, INC.
filed 2021-05-10
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2021 to March 31, 2021
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
The number of shares outstanding of the registrant's common stock as of May 6, 2021 was 30,711,076 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE TRANSITION PERIOD ENDED MARCH 31, 2021

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	March 31, 2021	December 31, 2020	March 31, 2020
Assets
Cash and cash equivalents	$38,441	$56,581	$23,024
Restricted cash	1,339	1,339	3,432
Available-for-sale securities	73,448	36,199	—
Trade receivables, net of allowances of $1,177, $337 and $415	88,657	91,224	34,260
Inventories	68,085	51,140	34,927
Prepaids and other current assets	25,840	19,188	7,281
Income taxes receivable	—	4,021	10,149
Total current assets	295,810	259,692	113,073
Property, plant and equipment, net	24,496	23,926	23,143
Operating lease right-of-use assets	19,108	19,876	19,882
Other intangible assets, net	9,365	9,380	42,449
Deferred income tax assets, non-current	2,144	2,426	562
Other assets	3,307	2,817	5,261
Total assets	$354,230	$318,117	$204,370
Liabilities and Shareholders' Equity
Trade payables	$98,878	$96,399	$34,210
Accrued liabilities	19,627	22,506	9,147
Operating lease liabilities, current portion	3,384	3,331	3,782
Warranty obligations, current portion	7,243	4,198	3,366
Income taxes payable, current portion	5,709	335	298
Debt payable, current portion, net of unamortized debt issuance costs of $83, $83 and $70	3,000	2,792	1,555
Total current liabilities	137,841	129,561	52,358
Operating lease liabilities, non-current	17,875	18,736	18,026
Warranty obligations, non-current	1,408	1,000	2,884
Income taxes payable, non-current	3,657	4,309	3,852
Deferred income tax liabilities, non-current	—	—	7,788
Other non-current liabilities	607	606	17
Debt payable, non-current, net of unamortized debt issuance costs of $236, $256 and $270	10,297	10,710	26,520
Total liabilities	171,685	164,922	111,445
Commitments and contingencies (Note 14)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 30,576, 30,330 and 29,817shares issued and outstanding	2,176	3,061	1,781
Retained earnings	180,524	150,120	92,456
Accumulated other comprehensive (loss) income	(155)	14	(1,312)
Total shareholders' equity	182,545	153,195	92,925
Total liabilities and shareholders' equity	$354,230	$318,117	$204,370

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three-Months Ended March 31,
	2021	2020
Net sales	$206,075	$93,722
Cost of sales	126,984	58,125
Gross profit	79,091	35,597
Operating expenses:
Selling and marketing	23,480	24,686
General and administrative	12,060	7,656
Research and development	3,843	3,815
Total operating expenses	39,383	36,157
Operating income (loss)	39,708	(560)
Other expense:
Interest income	45	2
Interest expense	(214)	(627)
Other, net	(1,363)	41
Total other expense, net	(1,532)	(584)
Income (loss) from continuing operations before income taxes	38,176	(1,144)
Income tax expense (benefit)	7,595	(3,446)
Income from continuing operations	30,581	2,302
Discontinued operations:
Loss from discontinued operations before income taxes	(82)	(34)
Income tax expense of discontinued operations	95	84
Loss from discontinued operations	(177)	(118)
Net income	$30,404	$2,184

Basic income per share from continuing operations	$1.01	$0.08
Basic loss per share from discontinued operations	(0.01)	—
Basic net income per (1)	$1.00	$0.07

Diluted income per share from continuing operations	$0.94	$0.08
Diluted loss per share from discontinued operations	(0.01)	—
Diluted net income per share (1)	$0.93	$0.07

Shares used in per share calculations:
Basic	30,416	29,796
Diluted	32,642	30,584
(1)May not add due to rounding.

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three-Months Ended March 31,
	2021	2020
Net income	$30,404	$2,184
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of income tax expense of $— and $—	(4)	—
Foreign currency translation, net of income tax benefit of $5 and $32	(165)	(375)
Other comprehensive loss	(169)	(375)
Comprehensive income	$30,235	$1,809

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2020	30,330	$3,061	$150,120	$14	$153,195
Net income	—	—	30,404	—	30,404
Unrealized gain on marketable securities, net of income tax expense of $—	—	—	—	(4)	(4)
Foreign currency translation adjustment, net of income tax benefit of $5	—	—	—	(165)	(165)
Stock-based compensation expense	—	1,172	—	—	1,172
Common stock issued under equity compensation plan, net of shares withheld for tax payments	246	(2,057)	—	—	(2,057)
Balances at March 31, 2021	30,576	$2,176	$180,524	$(155)	$182,545

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2019	29,781	$1,261	$90,272	$(937)	$90,596
Net income	—	—	2,184	—	2,184
Foreign currency translation adjustment, net of income tax benefit of $32	—	—	—	(375)	(375)
Stock-based compensation expense	—	564	—	—	564
Common stock issued under equity compensation plan, net of shares withheld for tax payments	36	(44)	—	—	(44)
Balances at March 31, 2020	29,817	$1,781	$92,456	$(1,312)	$92,925

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three-Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Income from continuing operations	$30,581	$2,302
Loss from discontinued operations	(177)	(118)
Net income	30,404	2,184
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,017	2,810
Provision for allowance for doubtful accounts	852	374
Inventory lower-of-cost-or-market/NRV adjustments	(163)	982
Stock-based compensation expense	1,172	564
Loss on asset dispositions	157	—
Loss on debt extinguishment	—	230
Deferred income taxes, net of valuation allowances	312	6,029
Other	(619)	329
Changes in operating assets and liabilities:
Trade receivables	1,841	20,265
Inventories	(16,813)	18,945
Prepaids and other assets	(5,871)	1,934
Income taxes receivable	4,019	(9,678)
Trade payables	2,692	(40,271)
Accrued liabilities and other liabilities, including warranty obligations	4,807	1,629
Net cash provided by operating activities	24,807	6,326
Cash flows from investing activities:
Purchases of available-for-sale securities	(37,249)	—
Purchases of property, plant and equipment	(2,739)	(1,694)
Net cash used in investing activities	(39,988)	(1,694)
Cash flows from financing activities:
Proceeds from long-term debt	335	44,142
Payments on long-term debt	(327)	(30,286)
Payment of debt issuance costs	—	(1,823)
Proceeds from employee stock purchases	103	—
Tax payments related to stock award issuances	(2,160)	(44)
Net cash (used in) provided by financing activities	(2,049)	11,989
Effect of exchange rate changes on cash and cash equivalents	(910)	(1,235)
(Decrease) increase in cash, cash equivalents and restricted cash	(18,140)	15,386
Net change in cash, cash equivalents and restricted cash	(18,140)	15,386
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at beginning of period	57,920	11,070
Cash, cash equivalents and restricted cash at end of period	$39,780	$26,456

Supplemental disclosure of cash flow information:
Cash paid for interest	$124	$238
Cash (received) paid for income taxes, net	(608)	43
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$534	$577

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same amounts shown above:
	Three-Months Ended March 31,
	2021	2020
Cash and cash equivalents	$38,441	$23,024
Restricted cash	1,339	3,432
Total cash, cash equivalents and restricted cash	$39,780	$26,456
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

On December 30, 2020, our Board of Directors approved a change in our fiscal year end from December 31 to March 31. This is our Transition Report on Form 10-QT for the transition period from January 1, 2021 to March 31, 2021. The Company's fiscal year 2022 will run from April 1, 2021 through March 31, 2022.

Due to the change in fiscal year end, the income tax provision for the three-months ended March 31, 2021 was calculated using actual tax rates for the period. The provision for income taxes for the three-months ended March 31, 2020 was computed using the estimated effective tax rate applicable to the fiscal year ended December 31, 2020.

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements and actual results could differ from those estimates. These uncertainties will be heightened by the COVID-19 pandemic, as we may be unable to accurately predict the impact of COVID-19 going forward and as a result our estimates may change in the near term. Further information regarding significant estimates can be found in our 2020 Form 10-K. We have reclassified certain amounts in prior-period financial statements to conform to the current period's presentation. On the consolidated balance sheets, we have reclassified from accrued liabilities to income taxes payable, current portion.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2021 and December 31, 2020, and our results of operations, comprehensive income and shareholders' equity for the three-month periods ended March 31, 2021 and 2020 and our cash flows for the three-month periods ended March 31, 2021 and 2020. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally, and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

ASU 2019-12
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in ASU 2019-12 introduce the following new guidance: (1) provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax; and (2) provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The amendments in ASU 2019-12 make changes to the following current guidance: (1) making an intraperiod allocation if there is a loss in continuing operations and a gain outside of continuing operations; (2) determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting; (3) accounting for tax law changes and year-to-date losses in interim periods; and (4) determining how to apply the income tax guidance to franchise taxes that are partially based on income. ASU 2019-12 is effective for public business entities' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. Our adoption of ASU 2019-12 as of January 1, 2021 had no material impact on our financial position, results of operations or cash flows.

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

(2) REVENUES

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Three-Months Ended March 31,
	2021	2020
Product sales	$199,755	$89,882
Extended warranties and services	2,860	1,935
Other(1)	3,460	1,905
Net sales	$206,075	$93,722
(1) Other revenue is primarily freight and delivery, royalty income and subscription revenue.

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Three-Months Ended March 31,
	2021	2020
United States	$156,607	$79,950
Canada	26,987	6,249
Europe, the Middle East and Africa	18,477	5,144
All other	4,004	2,379
Net sales	$206,075	$93,722

As of March 31, 2021, estimated revenue expected to be recognized in the future totaled $205.1 million, primarily related to customer order backlog, which includes firm orders for future shipment and unfulfilled orders to our Retail customers, as well as unfulfilled consumer orders within the Direct channel. We have further refined our Retail backlog to include unfilled future orders. Direct orders of $26.5 million and Retail orders of $178.6 million, comprised our backlog as of March 31, 2021, compared to Direct orders of $46.5 million and Retail orders of $208.8 million as of December 31, 2020. The estimated future revenues are net of contractual rebates and consideration payable for applicable Retail customers, and net of current promotional programs and sales discounts for our Direct customers.

The following table provides information about our liabilities from contracts with customers, primarily customer deposits and deferred revenue for which advance consideration is received prior to the transfer of control. Revenue is recognized when transfer of control occurs. All customer deposits and deferred revenue received are short-term in nature and were recorded on the condensed consolidated balance sheets as accrued liabilities. Significant changes in contract liabilities balances, including revenue recognized in the reporting period that was included in opening contract liabilities, are shown below (in thousands):

	Three-Months Ended March 31,
	2021	2020
Balance, beginning of period	$6,392	$1,225
Cash additions	4,739	2,099
Revenue recognition	(5,580)	(1,274)
Balance, end of period	$5,551	$2,050

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$9,679	$—	$—	$9,679
Total cash equivalents	9,679	—	—	9,679
Available-for-Sale Securities
Commercial paper	—	9,994	—	9,994
Corporate bonds	—	8,227	—	8,227
U.S. government bonds	—	55,227	—	55,227
Total available-for-sale securities	—	73,448	—	73,448
Total assets measured at fair value	$9,679	$73,448	$—	$83,127

Liabilities:
Derivatives
Foreign currency forward contracts	$—	$672	$—	$672
Total liabilities measured at fair value	$—	$672	$—	$672

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$14,902	$—	$—	$14,902
Total cash equivalents	14,902	—	—	14,902
Available-for-Sale Securities
Commercial paper	—	5,993	—	5,993
Corporate bonds	—	2,067	—	2,067
U.S. government bonds	—	28,139	—	28,139
Total available-for-sale securities	—	36,199	—	36,199
Derivatives
Foreign currency forward contracts	—	228	—	228
Total derivatives	—	228	—	228
Total assets measured at fair value	$14,902	$36,427	$—	$51,329

Liabilities:
Derivatives
Foreign currency forward contracts	$—	$15	$—	$15
Total liabilities measured at fair value	$—	$15	$—	$15

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives
Foreign currency forward contracts	$—	$7	$—	$7
Total assets measured at fair value	$—	$7	$—	$7

Liabilities:
Derivatives
Foreign currency forward contracts	$—	$124	$—	$124
Total liabilities measured at fair value	$—	$124	$—	$124

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the three-month period ended March 31, 2021, nor for the year ended December 31, 2020.

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

We did not have any changes to our valuation techniques during the three-month period ended March 31, 2021, nor for the year ended December 31, 2020.

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property, plant and equipment, goodwill, other intangible assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy.

As of March 31, 2021 and December 31, 2020, there were no assets or liabilities that were recorded at fair value on a nonrecurring basis.

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

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of March 31, 2021, total outstanding contract notional amounts were $50.3 million and had maturities of 184 days or less.

The fair value of our derivative instruments was included in our condensed consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of
		March 31, 2021	December 31, 2020	March 31, 2020
Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Prepaids and other current assets	$—	$228	$7
	Accrued liabilities	672	15	124

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Three-Months Ended March 31,
		2021	2020
Derivative instruments not designated as cash flow hedges:
Loss recognized in earnings	Other, net	$(1,066)	$(13)
Income tax (benefit) expense	Income tax expense (benefit)	(212)	3

(5) INVENTORIES

Inventories are stated at the lower of cost and net realizable value, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	March 31, 2021	December 31, 2020	March 31, 2020
Finished goods	$63,918	$48,371	$30,596
Parts and components	4,167	2,769	4,331
Total inventories	$68,085	$51,140	$34,927

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				March 31, 2021	December 31, 2020	March 31, 2020
Automobiles	5			$23	$23	$23
Leasehold improvements	4	to	20	3,059	3,059	3,867
Computer software and equipment	2	to	7	36,956	34,324	26,816
Machinery and equipment	3	to	5	15,699	15,527	18,571
Furniture and fixtures	5	to	20	2,586	2,587	2,808
Work in progress(1)	N/A			1,314	2,155	4,959
Total cost				59,637	57,675	57,044
Accumulated depreciation				(35,141)	(33,749)	(33,901)
Total property, plant and equipment, net				$24,496	$23,926	$23,143

(1) Work in progress includes information technology assets and production tooling.
Depreciation expense was as follows (in thousands):

	Three-Months Ended March 31,
	2021	2020
Depreciation expense	$2,002	$2,007

(7) OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				March 31, 2021	December 31, 2020	March 31, 2020
Indefinite-lived trademarks	N/A			$9,052	$9,052	$14,752
Definite-lived trademarks	5	to	15	—	—	2,850
Patents	7	to	24	1,443	1,443	14,243
Customer relationships	10	to	15	—	—	24,700
				10,495	10,495	56,545
Accumulated amortization - definite-lived intangible assets				(1,130)	(1,115)	(14,096)
Other intangible assets, net				$9,365	$9,380	$42,449

Amortization expense was as follows (in thousands):

	Three-Months Ended March 31,
	2021	2020
Amortization expense	$15	$801

Future amortization of definite-lived intangible assets is as follows (in thousands):

2022	$61
2023	61
2024	61
2025	61
2026	47
Thereafter	22
$313

(8) LEASES

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

Operating lease expense was as follows (in thousands):

	Three-Months Ended March 31,
	2021	2020
Operating lease expense	$1,035	$1,135

Leases with an initial term of 12 months or less (“short-term lease”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term.

Other information related to leases was as follows:

	As of
	March 31, 2021	December 31, 2020
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flow from operating leases	$1,076	$3,906
Additional operating lease information:
ROU assets obtained in exchange for operating lease obligations	$—	$—
Reductions to ROU assets resulting from reductions to operating lease obligations	$268	$3,239
Increases to ROU assets resulting from remeasurement of lease obligations	$—	$3,929
Weighted average remaining operating lease term	6.97	7.1
Weighted average discount rate on operating leases	4.95%	4.94%

We determined the discount rate for leases using a portfolio approach to determine an incremental borrowing rate to calculate the right-of-use assets and lease liabilities.

Maturities of operating lease liabilities under non-cancellable leases were as follows (in thousands):

As of
March 31, 2021
2022	$4,360
2023	3,919
2024	3,427
2025	3,537
2026	2,373
Thereafter	7,809
Total undiscounted lease payments	25,425
Less imputed interest	(4,166)
Total lease liabilities	$21,259

(9) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	March 31, 2021	December 31, 2020	March 31, 2020
Payroll and related liabilities	$6,616	$9,702	$4,219
Reserves (1)	2,624	2,784	1,416
Deferred revenue	5,551	6,401	2,050
Other	4,836	3,619	1,462
Total accrued liabilities	$19,627	$22,506	$9,147
(1) Reserves is primarily sales return, inventory, sales tax and product liability reserves.

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

Changes in our product warranty obligations were as follows (in thousands):

	Three-Months Ended March 31,
	2021	2020
Balance, beginning of period	$5,198	$5,717
Accruals	4,896	1,912
Payments	(1,443)	(1,379)
Balance, end of period	$8,651	$6,250

(11) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables set forth the changes in accumulated other comprehensive loss, net of tax (in thousands):

	Unrealized Loss on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2021	$(4)	$—	$18	$14
Current period other comprehensive loss before reclassifications	(4)	—	(165)	(169)
Net other comprehensive loss during period	(4)	—	(165)	(169)
Balance, March 31, 2021	$(8)	$—	$(147)	$(155)

	Unrealized (Loss) Gain on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, January 1, 2020	$—	$—	$(937)	$(937)
Current period other comprehensive loss before reclassifications	—	—	(375)	(375)
Net other comprehensive loss during period	—	—	(375)	(375)
Balance, March 31, 2020	$—	$—	$(1,312)	$(1,312)

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

The weighted average numbers of shares outstanding used to compute income per share were as follows (in thousands):

	Three-Months Ended March 31,
	2021	2020
Shares used to calculate basic income per share	30,416	29,796
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	2,226	788
Shares used to calculate diluted income per share	32,642	30,584

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

These shares may be anti-dilutive potential common shares in the future (in thousands):

	Three-Months Ended March 31,
	2021	2020
Restricted stock units	21	160
Stock options	—	48

(13) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments, Direct and Retail. There were no changes in our operating segments during the three-months ended March 31, 2021.

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

Following is summary information by reportable segment (in thousands):

	Three-Months Ended March 31,
	2021	2020
Net sales:
Direct	$101,537	$47,141
Retail	103,435	45,613
Royalty	1,103	968
Consolidated net sales	$206,075	$93,722
Contribution:
Direct	$27,846	$1,809
Retail	20,348	2,389
Royalty	1,103	968
Consolidated contribution	$49,297	$5,166

Reconciliation of consolidated contribution to income from continuing operations:
Consolidated contribution	$49,297	$5,166
Amounts not directly related to segments:
Operating expenses	(9,589)	(5,726)
Other expense, net	(1,532)	(584)
Income tax (expense) benefit	(7,595)	3,446
Income from continuing operations	$30,581	$2,302

	As of
	March 31,	December 31,	March 31,
Assets:	2021	2020	2020
Direct	$47,002	$45,516	$36,849
Retail	146,001	141,247	114,700
Unallocated corporate	161,227	131,354	52,821
Total assets	$354,230	$318,117	$204,370

The following customer accounted for 10% or more of total net sales as follows:

	Three-Months Ended March 31,
	2021	2020
Amazon.com	10.6%	13.3%

(14) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of March 31, 2021, we had standby letters of credit of $0.9 million.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of March 31, 2021, we had approximately $216.3 million compared to $165.7 million as of December 31, 2020 in non-cancelable market-based purchase obligations, primarily to secured additional factory capacity for inventory purchases in the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no related liabilities were recorded as of March 31, 2021.

Legal Matters
From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates accordingly. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss probable or reasonably possible, and whether the amount of a probable or reasonably possible loss is estimable. Among other factors, we evaluate the advice of internal and external counsel, the outcomes from similar litigation, the current status of the lawsuits (including settlement initiatives), legislative developments and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. Further, while we face contingencies that are reasonably possible to occur, we are unable to estimate the possible loss or range of loss at this time. As such, zero liability is recorded as of March 31, 2021.

As of the date of filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). All references to the first quarter and first three-months of 2021 and 2020 mean the three-month periods ended March 31, 2021 and 2020, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “intend,” “estimate,” “will,” “should,” “could,” and other terms of similar meaning typically identify forward-looking statements. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Forward-looking statements include any statements related to our future business, financial performance or operating results; the impact of any divestiture or separation transaction on our remaining business; anticipated fluctuations in net sales due to seasonality; plans and expectations regarding gross and operating margins; plans and expectations regarding research and development expenses and capital expenditures and anticipated results from such expenditures and other investments in our capabilities and resources; anticipated losses from discontinued operations; plans for new product introductions, strategic partnerships and anticipated demand for our new and existing products; and statements regarding our inventory and working capital requirements and the sufficiency of our financial resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including our ability to timely acquire inventory that meets our quality control standards from sole source foreign manufacturers at acceptable costs, changes in consumer fitness trends, changes in the media consumption habits of our target consumers or the effectiveness, availability and price of media time consistent with our cost and audience profile parameters, greater than anticipated costs or delays associated with launch of new products, weaker than expected demand for new or existing products, a decline in consumer spending due to unfavorable economic conditions, softness in the retail marketplace or the availability from retailers of heavily discounted competitive products, an adverse change in the availability of credit for our customers who finance their purchases, our ability to pass along vendor raw material price increases and other cost pressures, including increased shipping costs and unfavorable foreign currency exchange rates, tariffs, risks associated with current and potential delays, work stoppages, or supply chain disruptions caused by the coronavirus pandemic, our ability to hire and retain key management personnel, our ability to effectively develop, market and sell future products, the availability and timing of capital for financing our strategic initiatives, including being able to raise capital on favorable terms or at all; changes in the financial markets, including changes in credit markets and interest rates that affect our ability to access those markets on favorable terms, the impact of any future impairments, our ability to protect our intellectual property, the introduction of competing products, and our ability to get foreign-sourced product through customs in a timely manner. Additional assumptions, risks and uncertainties are described in Part I, Item 1A, “Risk Factors,” in our 2020 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or conform them to actual results or to changes in circumstances or expectations.

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

As previously disclosed, we changed our fiscal year from the twelve months beginning January 1 and ending December 31 to the twelve months beginning April 1 and ending March 31 in order to include the primary fitness season for exercise equipment, October to March, in the same fiscal year. In addition, the new fiscal year-end is better aligned with the fiscal year-end of our retail partners.

For the three-months ended March 31, 2021, our results were primarily impacted by strong demand driven by changes we made to our operating model beginning in late 2019 and COVID-19 stay-at-home orders. The primary actions taken include extensive, in-depth consumer insights research, which has identified effective new positioning for the Bowflex® brand, and which is now underway through a new advertising campaign and updates to our websites, television commercials, social media, and other digital platforms. Additionally, we expect to launch targeted new products across all our channels over the next twelve months. In parallel, we plan to continue our digital transformation with the inclusion of updated digital experience platforms on key new products, moving toward our goal of having the majority of our products equipped with subscription-based digital experience offerings.

•Net sales for the three-months ended March 31, 2021 were $206.1 million, reflecting a 119.9% increase as compared to net sales of $93.7 million for the three-months ended March 31, 2020.

•Net sales of our Direct segment increased by $54.4 million, or 115.4%, for the three-months ended March 31, 2021, compared to the three-months ended March 31, 2020.

•Net sales of our Retail segment increased by $57.8 million, or 126.8%, for the three-months ended March 31, 2021, compared to the three-months ended March 31, 2020.

•Royalty income for the three-months ended March 31, 2021 increased by $0.1 million compared to the three-months ended March 31, 2020.

•Gross profit for the three-months ended March 31, 2021 was $79.1 million, reflecting a 122.2% increase as compared to gross profit of $35.6 million for the three-months ended March 31, 2020.

•Operating expenses for the three-months ended March 31, 2021 were $39.4 million, an increase of $3.2 million, or 8.9%, as compared to operating expenses of $36.2 million for the three-months ended March 31, 2020.

•Operating income for the three-months ended March 31, 2021 was $39.7 million compared to an operating loss of $0.6 million for the three-months ended March 31, 2020.

•Income from continuing operations was $30.6 million for the three-months ended March 31, 2021, or $0.94 per diluted share, compared to $2.3 million, or $0.08 per diluted share, for the three-months ended March 31, 2020.

•The effective tax rates for the three-months ended March 31, 2021 and for the three-months ended March 31, 2020 were 19.9% and 301.2%, respectively.

•Net income was $30.4 million for the three-months ended March 31, 2021, compared to net income of $2.2 million for the three-months ended March 31, 2020.

Forward Looking Guidance

First Quarter Fiscal 2022

•Net sales are expected to grow between 40% and 50% versus prior year or between 51% and 62% when excluding Octane Fitness which was sold in calendar year 2020.
•Gross margins in the upcoming quarter will continue to be pressured by higher commodity prices, FX, and continued disruptions in global logistics. Additionally, extremely elevated prices for microchips given global scarcity and incremental investments in JRNY® and Supply Chain will further pressure gross margins in the near-term.

•The Company plans to return to normalized levels of media spend, moving to about 7% of sales vs 2% of sales last year.

•As a result, operating margins are expected to between 6.5% and 8%.

Full Year Fiscal 2022

•Full year capital expenditures are expected to be between $12 million and $14 million with the majority earmarked for JRNY® investments.

•The Company is reiterating that JRNY® members are expected to be 250,000 by the end of FY22.

Factors Affecting Our Performance

Our results of operations may vary significantly from period-to-period. Our revenues typically fluctuate due to the seasonality of our industry, customer buying patterns, product innovation, the nature and level of competition for health and fitness products, our ability to procure products to meet customer demand, the level of spending on, and effectiveness of, our media and advertising programs and our ability to attract new customers and maintain existing sales relationships. In addition, our revenues are highly susceptible to economic factors, including, among other things, the overall condition of the economy and the availability of consumer credit in both the U.S. and Canada. The COVID-19 pandemic has created a heightened need for home-fitness products at an unplanned rate. We are unable to estimate the length of time that the short-term increases in demand for many of our home-fitness products will outpace supply and we are accelerating the manufacturing and delivery of key products. We cannot predict the longer-term impacts of COVID-19 and the impact on our results of operations is uncertain. Our profit margins may vary in response to the aforementioned factors and our ability to manage product costs. Profit margins may also be affected by fluctuations in the costs or availability of materials used to manufacture our products, tariffs, expedited shipping and transportation costs, cost associated with acquisition or license of products and technologies, product warranty costs, the cost of fuel, foreign currency exchange rates, and changes in costs of other distribution or manufacturing-related services. Our operating profits or losses may also be affected by the efficiency and effectiveness of our organization. Historically, our operating expenses have been influenced by media costs to produce and distribute advertisements of our products on television, websites and other media, facility costs, operating costs of our information and communications systems, product supply chain management, customer support and new product development activities. In addition, our operating expenses have been affected from time-to-time by asset impairment charges, restructuring charges and other significant unusual or infrequent expenses.

As a result of the above and other factors, our period-to-period operating results may not be indicative of future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2020 Form 10-K as supplemented by our quarterly reports on Form 10-Q.

Discontinued Operations

Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation as of December 31, 2012. Although there was no revenue related to the former Commercial business in either the 2021 or 2020 periods, we continue to incur product liability and other legal expenses associated with product previously sold into the Commercial channel.

RESULTS OF OPERATIONS

Results of operations information was as follows (dollars in thousands):

	Three-Months Ended March 31,		Change
	2021	2020	$	%
Net sales	$206,075	$93,722	$112,353	119.9%
Cost of sales	126,984	58,125	68,859	118.5%
Gross profit	79,091	35,597	43,494	122.2%
Operating expenses:
Selling and marketing	23,480	24,686	(1,206)	(4.9)%
General and administrative	12,060	7,656	4,404	57.5%
Research and development	3,843	3,815	28	0.7%
Total operating expenses	39,383	36,157	3,226	8.9%
Operating income (loss)	39,708	(560)	40,268	*
Other expense:
Interest income	45	2	43
Interest expense	(214)	(627)	413
Other, net	(1,363)	41	(1,404)
Total other expense, net	(1,532)	(584)	(948)
Income (loss) from continuing operations before income taxes	38,176	(1,144)	39,320
Income tax expense (benefit)	7,595	(3,446)	11,041
Income from continuing operations	30,581	2,302	28,279
Loss from discontinued operations, net of income taxes	(177)	(118)	(59)
Net income	$30,404	$2,184	$28,220
*Not meaningful

Results of operations information by segment and major product lines was as follows (dollars in thousands):

	Three-Months Ended March 31,		Change
	2021	2020	$	%
Net sales:
Direct net sales:
Cardio products(1)	$70,148	$35,876	$34,272	95.5%
Strength products(2)	31,389	11,265	20,124	178.6%
Direct	101,537	47,141	54,396	115.4%

Retail net sales:
Cardio products(1)	70,907	36,143	34,764	96.2%
Strength products(2)	32,528	9,470	23,058	243.5%
Retail	103,435	45,613	57,822	126.8%

Royalty	1,103	968	135	13.9%
	$206,075	$93,722	$112,353	119.9%

Cost of sales:
Direct	$50,491	$22,842	$27,649	121.0%
Retail	76,493	35,283	41,210	116.8%
	$126,984	$58,125	$68,859	118.5%

Gross profit:
Direct	$51,046	$24,299	$26,747	110.1%
Retail	26,942	10,330	16,612	160.8%
Royalty	1,103	968	135	13.9%
	$79,091	$35,597	$43,494	122.2%
Gross margin:
Direct	50.3%	51.5%	(120)	basis points
Retail	26.0%	22.6%	340	basis points

Contribution:
Direct	$27,846	$1,809	26,037	1,439.3%
Retail	20,348	2,389	17,959	751.7%

Contribution rate:
Direct	27.4%	3.8%	2,360	basis points
Retail	19.7%	5.2%	1,450	basis points
(1) Cardio products include: connected-fitness bikes, the Bowflex® C6, Bowflex® VeloCore®, Schwinn® IC4, Max Trainer®, connected-fitness treadmills, other exercise bikes, ellipticals and subscription services.

(2) Strength products include: Bowflex® Home Gyms, Bowflex® SelectTech® dumbbells, kettlebell and barbell weights, and accessories.

Direct
Direct segment delivered its best quarterly sales in segment history. Net sales for the three-months ended March 31, 2021 were $101.5 million, up 115.4%, from $47.1 million.

Strength product sales grew 178.6%, led by the popular SelectTech® weights and Bowflex® Home Gyms. Cardio sales increased 95.5%, driven by the connected-fitness bikes and treadmills. The latest addition to the Max Trainer line, the M9, also contributed to the growth in the segment.

Gross margin rate for the three-months ended March 31, 2021 was 50.3%, down 1.2%, from 51.5% in the same period last year, primarily driven by higher landed product costs due to inflationary increases in commodity prices. FX, and elevated transportation costs.

Segment contribution income for the three-months ended March 31, 2021 was $27.8 million or 27.4%, up 1,439.3%, compared to segment contribution income of $1.8 million or 3.8% for the same period last year. The $26 million improvement was primarily driven by higher gross profit and decreased media spend. Advertising expenses were $10.1 million for the three-months ended March 31, 2021 compared to $13.2 million last year.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the first quarter of 2021 were 54.7%, compared to 52.9% in the same period of 2020. The increase in approval rates reflects higher credit quality applications.

Retail
Retail segment sales of $103.4 million for the three-months ended March 31, 2021 were the second-best quarterly sales in segment history, second only to last quarter's $106.3 million.

Net sales for the three-months ended March 31, 2021 were up 126.8%, from $45.6 million for the same period last year, or 182.6% excluding sales related to the Octane brand. Retail segment sales outside the United States and Canada grew 200% or 340% excluding Octane.

Strength product sales grew by 243.5%, led by the Bowflex® Home Gyms and SelectTech® weights and benches. Cardio sales increased by 96.2%, driven by bikes, particularly the Schwinn® IC3, IC4 and C7 connected-fitness bikes, and treadmills.

Gross margin rate for the three-months ended March 31, 2021 was 26.0%, up from 22.6% in the same period last year primarily driven by favorable customer mix and fixed costs leverage which more than offset higher landed costs.

Segment contribution income for the three-months ended March 31, 2021 was $20.3 million or 19.7%, compared to $2.4 million or 5.2% for the same period last year, primarily driven by higher gross profit.

Selling and Marketing
Selling and marketing expenses include payroll, employee benefits, and other headcount-related expenses associated with sales and marketing personnel, and the costs of media advertising, promotions, trade shows, seminars, and other programs.

Selling and marketing information was as follows (dollars in thousands):

	Three-Months Ended March 31,		Change
	2021	2020	$	%
Selling and marketing	$23,480	$24,686	$(1,206)	(4.9)%
As % of net sales	11.4%	26.3%

The decrease in selling and marketing expense in the three-month period ended March 31, 2021 as compared to the same period of 2020 was primarily related to a $3.0 million decrease in media advertising, partially offset by finance fees and commissions.

Media advertising expense of our Direct business is the largest component of selling and marketing was as follows (dollars in thousands):

	Three-Months Ended March 31,		Change
	2021	2020	$	%
Media advertising	$10,140	$13,185	$(3,045)	(23.1)%

The decrease in media advertising for the three-month period ended March 31, 2021 compared to the same period of 2020 primarily due to our strong organic demand.

General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, and other administrative fees.

General and administrative expenses was as follows (dollars in thousands):

	Three-Months Ended March 31,		Change
	2021	2020	$	%
General and administrative	$12,060	$7,656	$4,404	57.5%
As % of net sales	5.9%	8.2%

General and administrative expenses were higher for the three-months ended March 31, 2021 compared to the same period of 2020 primarily driven by increases for short term incentive and personnel costs.

Research and Development
Research and development expenses include payroll, employee benefits, other headcount-related expenses and information technology associated with product development.

Research and development expenses was as follows (dollars in thousands):

	Three-Months Ended March 31,		Change
	2021	2020	$	%
Research and development	$3,843	$3,815	$28	0.7%
As % of net sales	1.9%	4.1%

The research and development expenses for the three-month period ended March 31, 2021 compared to the same period of 2020 was essentially flat, as increases in investments for our digital platform JRNY® were offset by the removal of costs related to the Octane brand which we sold in October 2020.

Interest Expense
Interest expense decreased $0.4 million to $0.2 million for the three-month period ended March 31, 2021, compared to the same period of 2020. The decrease was primarily due to loss on debt extinguishment of $0.2 million reported as interest expense in our condensed consolidated statements of operations incurred in connection with the termination of our prior credit agreement with JPMorgan Chase Bank, N.A. in the first quarter of 2020.

Other, Net
Other, net primarily relates to the effect of exchange rate fluctuations between the U.S. and our foreign subsidiaries and foreign exchange derivative contracts.

Income Tax Expense (Benefit)
Income tax provision includes U.S. and international income taxes, and interest and penalties on uncertain tax positions.

Income tax expense (benefit) was as follows (dollars in thousands):

	Three-Months Ended March 31,		Change
	2021	2020	$	%
Income tax expense (benefit)	$7,595	$(3,446)	$11,041	(320.4)%
Effective tax rate	19.9%	301.2%

The income tax expense from continuing operations for the three-month period ended March 31, 2021 was as a result of the profit generated in the U.S. The reduced effective tax rate for the same period was primarily due to $1.4 million of excess tax benefit related to stock-based compensation recognized as a current period benefit through the statement of operations.

The income tax benefit and effective tax rate from continuing operations for the same period of the prior year was due to the 14% rate benefit of net operating loss carry-back from the 2019 tax year to the 2016 tax year as a result of CARES Act enactment, which was discretely recognized in the first quarter of 2020.

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

As of March 31, 2021, we had $113.2 million of cash, cash equivalents, restricted cash and investments, and $54.4 million was available for borrowing under the ABL Revolving Facility, compared to $94.1 million of cash, cash equivalents, restricted cash and investments as of December 31, 2020. We expect our cash, cash equivalents, restricted cash and investments and amounts available under our Wells Fargo Financing as of March 31, 2021, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from March 31, 2021.

Cash provided by operating activities was $24.8 million for the three-month period ended March 31, 2021, compared to $6.3 million for the three-month period ended March 31, 2020. The increase in cash flows from operating activities for the three-month period ended March 31, 2021 as compared to the same period of 2020 was primarily due to the increase in operating income, along with the changes in our operating assets and liabilities discussed below.

Trade receivables decreased by $2.6 million to $88.7 million as of March 31, 2021, compared to $91.2 million as of December 31, 2020, primarily due to the timing of customer payments. Trade receivables as of March 31, 2021 compared to March 31, 2020 increased by $54.4 million due to the higher net sales and the timing of receipts.

Inventory was $68.1 million, compared to $51.1 million as of December 31, 2020. The increase in inventory was primarily due to the surge in demand for home-fitness products driving up in-transit inventory. Inventories as of March 31, 2021 compared to March 31, 2020, increased by $33.2 million, primarily due to the surge in demand.

Prepaid and other current assets was $25.8 million, compared to $19.2 million as of December 31, 2020, primarily related to other short-term deposits.

Trade payables increased by $2.5 million to $98.9 million as of March 31, 2021, compared to $96.4 million as of December 31, 2020, primarily due to timing of payments for inventory related payments.

Accrued liabilities decreased by $2.9 million to $19.6 million as of March 31, 2021, compared to $22.5 million as of December 31, 2020, primarily due to payroll related liabilities.

Cash used in investing activities of $40.0 million for the first three-months of 2021 was primarily due to purchase of available-for-sale securities. We anticipate spending between $12.0 million and $14.0 million in 2022 for digital platform enhancements, systems integration, and production tooling.

Cash used in financing activities of $2.0 million for the first three-months of 2021 was primarily related to tax payments related to stock award issuances.

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

Interest on the ABL Revolving Facility will accrue at LIBOR plus a margin of 1.75% to 2.25% (based on average quarterly availability) and interest on the Term Loan Facility will accrue at LIBOR plus 5.00%. As of March 31, 2021, our interest rate was 1.87% for the ABL Revolving Facility and 5.12% for the Term Loan Facility.

As of March 31, 2021, outstanding borrowings totaled $13.6 million, with $13.4 million and $0.2 million under our Term Loan Facility and ABL Revolving Facility, respectively. As of March 31, 2021, $54.4 million was available for borrowing under the ABL Revolving Facility. Any outstanding balance is due and payable on January 31, 2025.

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

As of March 31, 2021, we were in compliance with all covenants contained in our Term Loan Facility and ABL Revolving Facility and assessed the probability that the creditor would accelerate the due date of the debt by exercising the subjective acceleration clauses of our Term Loan Facility and ABL Revolving Facility before its scheduled maturity as remote. Accordingly, this obligation has been classified as a long-term liability in the balance sheet.

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

Off-Balance Sheet Arrangements
We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of March 31, 2021, we had approximately $216.3 million, compared to $165.7 million as of December 31, 2020 in non-cancelable market-based purchase obligations, primarily to secure additional factory capacity for inventory purchases in the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no liabilities were recorded at March 31, 2021.

SEASONALITY

Prior to the COVID-19 pandemic, our revenue from fitness equipment products varied seasonally. Sales were typically strongest in the fourth calendar quarter and lowest in the second calendar quarter as we believe that consumers tend to be involved in outdoor activities during the spring and summer months, including outdoor exercise, which impacts sales of indoor fitness equipment this seasonality had a significant effect on our inventory levels, working capital needs and resource utilization. Since 2020, due to stay-at-home orders related to the COVID-19 pandemic, we did not experience the typical seasonality.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not changed from those discussed in our 2020 Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 for a discussion of new accounting pronouncements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Foreign Exchange Risk
Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents, derivative assets and variable-rate debt obligations. Our cash equivalents mature within three-months or less from the date of purchase. Marketable securities with original maturities of greater than three-months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. We have classified our marketable securities as available-for-sale and, therefore, we may choose to sell or hold them as changes in the market occur. Because of the short-term nature of the instruments in our portfolio, a decline in interest rates would reduce our interest income over time, and an increase in interest rates may negatively affect the market price or liquidity of certain securities within the portfolio.

Our negotiated credit facilities generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of March 31, 2021, the outstanding balances on our credit facilities totaled $13.6 million.

We enter into foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. Total notional amounts outstanding as of March 31, 2021 were $50.3 million.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three-months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

We operate in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in our 2020 Form 10-K are not the only risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described in our 2020 Form 10-K actually occur, our business, operating results and financial position could be adversely affected. There has not been a material change to the risk factors as set forth in our 2020 Form 10-K.

Item 6.    Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description

10.1*	Employment Agreement dated March 1, 2021, by and between Nautilus, Inc. and Ellen Raim.
10.2*	Employment Agreement dated April 5, 2021, by and between Nautilus, Inc. and John R. Goelz.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.
(Registrant)

May 10, 2021	By:	/S/ James Barr IV
Date		James Barr IV
Chief Executive Officer

NAUTILUS, INC.
(Registrant)

May 10, 2021	By:	/S/ Aina E. Konold
Date		Aina E. Konold
Chief Financial Officer