Form 10-Q
period 2021-06-30
NAUTILUS, INC.
filed 2021-08-09
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
The number of shares outstanding of the registrant's common stock as of August 6, 2021 was 30,930,700 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	June 30, 2021	March 31, 2021
Assets
Cash and cash equivalents	$25,218	$38,441
Restricted cash	1,339	1,339
Available-for-sale securities	56,264	73,448
Trade receivables, net of allowances of $1,311 and $1,177	98,160	88,657
Inventories	111,132	68,085
Prepaids and other current assets	15,650	25,840
Income taxes receivable	9,500	—
Total current assets	317,263	295,810
Property, plant and equipment, net	24,718	24,496
Operating lease right-of-use assets	25,662	19,108
Other intangible assets, net	9,350	9,365
Deferred income tax assets, non-current	3,068	2,144
Other assets	2,325	3,307
Total assets	$382,386	$354,230
Liabilities and Shareholders' Equity
Trade payables	$114,602	$98,878
Accrued liabilities	14,515	19,627
Operating lease liabilities, current portion	4,706	3,384
Warranty obligations, current portion	8,191	7,243
Income taxes payable, current portion	845	5,709
Debt payable, current portion, net of unamortized debt issuance costs of $83 and $83	3,125	3,000
Total current liabilities	145,984	137,841
Operating lease liabilities, non-current	23,221	17,875
Warranty obligations, non-current	1,593	1,408
Income taxes payable, non-current	3,805	3,657
Other non-current liabilities	606	607
Debt payable, non-current, net of unamortized debt issuance costs of $215 and $236	10,296	10,297
Total liabilities	185,505	171,685
Commitments and contingencies (Note 15)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 30,794 and 30,576 shares issued and outstanding	2,411	2,176
Retained earnings	194,408	180,524
Accumulated other comprehensive income (loss)	62	(155)
Total shareholders' equity	196,881	182,545
Total liabilities and shareholders' equity	$382,386	$354,230

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three-Months Ended June 30,
	2021	2020
Net sales	$184,593	$114,188
Cost of sales	129,088	66,792
Gross profit	55,505	47,396
Operating expenses:
Selling and marketing	21,300	12,446
General and administrative	11,523	9,315
Research and development	4,815	3,728
Loss on disposal group	—	29,013
Total operating expenses	37,638	54,502
Operating income (loss)	17,867	(7,106)
Other expense:
Interest income	21	1
Interest expense	(314)	(338)
Other, net	(120)	115
Total other expense, net	(413)	(222)
Income (loss) from continuing operations before income taxes	17,454	(7,328)
Income tax expense (benefit)	3,438	(2,342)
Income (loss) from continuing operations	14,016	(4,986)
Discontinued operations:
Loss from discontinued operations before income taxes	(126)	(29)
Income tax expense of discontinued operations	6	95
Loss from discontinued operations	(132)	(124)
Net income (loss)	$13,884	$(5,110)

Basic income (loss) per share from continuing operations	$0.46	$(0.17)
Basic loss per share from discontinued operations	(0.01)	—
Basic net income (loss) per share	$0.45	$(0.17)

Diluted income (loss) per share from continuing operations	$0.43	$(0.17)
Diluted loss per share from discontinued operations	—	—
Diluted net income (loss) per share	$0.43	$(0.17)

Shares used in per share calculations:
Basic	30,697	29,909
Diluted	32,508	29,909

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three-Months Ended June 30,
	2021	2020
Net income (loss)	$13,884	$(5,110)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of income tax benefit of $7 and $—	—	—
Foreign currency translation, net of income tax benefit of $13 and $15	217	353
Other comprehensive income	217	353
Comprehensive income (loss)	$14,101	$(4,757)

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
Balances at March 31, 2021	30,576	$2,176	$180,524	$(155)	$182,545
Net income	—	—	13,884	—	13,884
Unrealized loss on marketable securities, net of income tax benefit of $7	—	—	—	—	—
Foreign currency translation adjustment, net of income tax benefit of $13	—	—	—	217	217
Stock-based compensation expense	—	1,225	—	—	1,225
Common stock issued under equity compensation plan, net of shares withheld for tax payments	201	(1,259)	—	—	(1,259)
Common stock issued under employee stock purchase plan	17	269	—	—	269
Balances at June 30, 2021	30,794	$2,411	$194,408	$62	$196,881

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances at March 31, 2020	29,817	$1,781	$92,456	$(1,312)	$92,925
Net loss	—	—	(5,110)	—	(5,110)
Foreign currency translation adjustment, net of income tax benefit of $15	—	—	—	353	353
Stock-based compensation expense	—	865	—	—	865
Common stock issued under equity compensation plan, net of shares withheld for tax payments	87	—	—	—	—
Common stock issued under employee stock purchase plan	63	83	—	—	83
Balances at June 30, 2020	29,967	$2,729	$87,346	$(959)	$89,116

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three-Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Income (loss) from continuing operations	$14,016	$(4,986)
Loss from discontinued operations	(132)	(124)
Net income (loss)	13,884	(5,110)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,054	2,646
Provision for allowance for doubtful accounts	(156)	596
Inventory lower of cost or net realizable value	(134)	773
Stock-based compensation expense	1,225	865
Loss on asset dispositions	—	184
Loss on disposal group, goodwill and other intangible impairment charge	—	29,013
Deferred income taxes, net of valuation allowances	(908)	(7,523)
Other	1,125	(961)
Changes in operating assets and liabilities:
Trade receivables	(9,638)	(7,995)
Inventories	(43,259)	1,506
Prepaids and other assets	3,706	(611)
Income taxes receivable	(9,512)	4,823
Trade payables	15,200	19,742
Accrued liabilities and other liabilities, including warranty obligations	(1,743)	2,264
Net cash (used in) provided by operating activities	(28,156)	40,212
Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	17,185	—
Purchases of property, plant and equipment	(1,850)	(2,965)
Net cash provided by (used in) investing activities	15,335	(2,965)
Cash flows from financing activities:
Proceeds from long-term debt	1,185	575
Payments on long-term debt	(1,337)	(13,167)
Proceeds from employee stock purchases	269	—
Proceeds from exercise of stock options	63	83
Tax payments related to stock award issuances	(1,322)	—
Net cash used in financing activities	(1,142)	(12,509)
Effect of exchange rate changes on cash and cash equivalents	740	644
(Decrease) increase in cash, cash equivalents and restricted cash	(13,223)	25,382
Less: Net change in cash balances classified as assets held-for-sale	—	(3,986)
Net change in cash, cash equivalents and restricted cash	(13,223)	21,396
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at beginning of period	39,780	26,456
Cash, cash equivalents and restricted cash at end of period	$26,557	$47,852

Supplemental disclosure of cash flow information:
Cash paid for interest	$60	$212
Cash paid for income taxes, net	18,562	447
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$786	$652

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same amounts shown above:
	Three-Months Ended June 30,
	2021	2020
Cash and cash equivalents	$25,218	$45,656
Restricted cash	1,339	2,196
Total cash, cash equivalents and restricted cash	$26,557	$47,852
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

On December 30, 2020, our Board of Directors approved a change in our fiscal year end from December 31st to March 31st. This document reflects our first quarter ending June 30, 2021 covering our fiscal year from April 1, 2021 through March 31, 2022.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2021 and March 31, 2021, and our results of operations, comprehensive income and shareholders' equity for the three-month periods ended June 30, 2021 and 2020 and our cash flows for the three-month periods ended June 30, 2021 and 2020. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally, and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

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

Recently Issued Pronouncements Not Yet Adopted

ASU 2020-04 and ASU 2021-01
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” which provides optional guidance related to reference rate reform and provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our borrowing instruments, which use London Inter-bank Offered Rate (“LIBOR”) as a reference rate, which is effective beginning on March 12, 2020, and we may elect to apply the amendments prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which permits entities to apply optional expedients in Topic 848 to derivative instruments modified because of discounting transition resulting from reference rate reform. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations and cash flows.

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

(2) REVENUES

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Three-Months Ended June 30,
	2021	2020
Product sales	$179,811	$110,595
Extended warranties and services	1,756	1,465
Other(1)	3,026	2,128
Net sales	$184,593	$114,188
(1) Other revenue is primarily freight and delivery, royalty income and subscription revenue.

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Three-Months Ended June 30,
	2021	2020
United States	$147,149	$97,363
Canada	19,362	6,248
Europe, the Middle East and Africa	14,442	8,493
All other	3,640	2,084
Net sales	$184,593	$114,188

As of June 30, 2021, estimated revenue expected to be recognized in the future totaled $145.0 million, primarily related to customer order backlog, which includes firm orders for future shipment and unfulfilled orders to our Retail customers, as well as unfulfilled consumer orders within the Direct channel. We have further refined our Retail backlog to include unfilled future orders. Direct orders of $3.1 million and Retail orders of $141.9 million, comprised our backlog as of June 30, 2021, compared to Direct orders of $20.6 million and Retail orders of $130.0 million as of June 30, 2020. The estimated future revenues are net of contractual rebates and consideration payable for applicable Retail customers, and net of current promotional programs and sales discounts for our Direct customers.

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

	Three-Months Ended June 30,
	2021	2020
Balance, beginning of period	$5,551	$2,050
Cash additions	1,089	2,371
Revenue recognition	(4,883)	(918)
Balance, end of period	$1,757	$3,503

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$6,184	$—	$—	$6,184
Total cash equivalents	6,184	—	—	6,184
Available-for-Sale Securities
Commercial paper	—	7,998	—	7,998
Corporate bonds	—	8,153	—	8,153
U.S. government bonds	—	40,113	—	40,113
Total available-for-sale securities	—	56,264	—	56,264
Total assets measured at fair value	$6,184	$56,264	$—	$62,448

Liabilities:
Derivatives
Foreign currency forward contracts	$—	$510	$—	$510
Total liabilities measured at fair value	$—	$510	$—	$510

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$9,679	$—	$—	$9,679
Total cash equivalents	9,679	—	—	9,679
Available-for-Sale Securities
Commercial paper	—	9,994	—	9,994
Corporate bonds	—	8,227	—	8,227
U.S. government bonds	—	55,227	—	55,227
Total available-for-sale securities	—	73,448	—	73,448
Total assets measured at fair value	$9,679	$73,448	$—	$83,127

Liabilities:
Derivatives
Foreign currency forward contracts	$—	$672	$—	$672
Total liabilities measured at fair value	$—	$672	$—	$672

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the three-month period ended June 30, 2021, nor for the period ended March 31, 2021.

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

We did not have any changes to our valuation techniques during the three-month period ended June 30, 2021, nor for the year ended March 31, 2021.

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property, plant and equipment, goodwill, other intangible assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy.

As of June 30, 2021 and March 31, 2021, there were no assets or liabilities that were recorded at fair value on a nonrecurring basis.

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

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of June 30, 2021, total outstanding contract notional amounts were $66.0 million and had maturities of 79 days or less.

The fair value of our derivative instruments was included in our condensed consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of
		June 30, 2021	March 31, 2021
Derivative instruments not designated as cash flow hedges:
	Accrued liabilities	$510	$672

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Three-Months Ended June 30,
		2021	2020
Derivative instruments not designated as cash flow hedges:
Loss recognized in earnings	Other, net	$(17)	$(141)
Income tax (benefit) expense	Income tax expense (benefit)	(4)	35

(5) INVENTORIES

Inventories are stated at the lower of cost and net realizable value, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	June 30, 2021	March 31, 2021
Finished goods	$106,413	$63,918
Parts and components	4,719	4,167
Total inventories	$111,132	$68,085

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				June 30, 2021	March 31, 2021
Automobiles	5			$23	$23
Leasehold improvements	4	to	20	3,060	3,059
Computer software and equipment	2	to	7	38,244	36,956
Machinery and equipment	3	to	5	15,790	15,699
Furniture and fixtures	5	to	20	2,587	2,586
Work in progress(1)	N/A			2,196	1,314
Total cost				61,900	59,637
Accumulated depreciation				(37,182)	(35,141)
Total property, plant and equipment, net				$24,718	$24,496
(1) Work in progress includes information technology assets and production tooling.
Depreciation expense was as follows (in thousands):

	Three-Months Ended June 30,
	2021	2020
Depreciation expense	$2,039	$1,843

(7) OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				June 30, 2021	March 31, 2021
Indefinite-lived trademarks	N/A			$9,052	$9,052
Patents	7	to	24	1,443	1,443
				10,495	10,495
Accumulated amortization - definite-lived intangible assets				(1,145)	(1,130)
Other intangible assets, net				$9,350	$9,365

Amortization expense was as follows (in thousands):

	Three-Months Ended June 30,
	2021	2020
Amortization expense	$15	$803

Future amortization of definite-lived intangible assets is as follows (in thousands):

2022	$46
2023	61
2024	61
2025	61
2026	47
Thereafter	22
$298

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

Operating lease expense was as follows (in thousands):

	Three-Months Ended June 30,
	2021	2020
Operating lease expense	$1,466	$1,145

Leases with an initial term of 12 months or less (“short-term lease”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term.

Other information related to leases was as follows (dollars in thousands):

	As of
	June 30, 2021	March 31, 2021
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flow from operating leases	$1,352	$1,076
Additional operating lease information:
Reductions to ROU assets resulting from reductions to operating lease obligations	$359	$268
Weighted average remaining operating lease term (years)	6.26	6.97
Weighted average discount rate on operating leases	5.00%	4.95%

We determined the discount rate for leases using a portfolio approach to determine an incremental borrowing rate to calculate the right-of-use assets and lease liabilities.

Maturities of operating lease liabilities under non-cancellable leases were as follows (in thousands):

As of
June 30, 2021
2022	$4,502
2023	5,606
2024	5,168
2025	5,330
2026	4,267
Thereafter	7,969
Total undiscounted lease payments	32,842
Less imputed interest	(4,915)
Total lease liabilities	$27,927

(9) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	June 30, 2021	March 31, 2021
Payroll and related liabilities	$5,485	$6,616
Reserves (1)	3,405	2,624
Deferred revenue	1,757	5,551
Other	3,868	4,836
Total accrued liabilities	$14,515	$19,627
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

Changes in our product warranty obligations were as follows (in thousands):

	Three-Months Ended June 30,
	2021	2020
Balance, beginning of period	$8,651	$3,154
Accruals	3,226	276
Payments	(2,093)	(879)
Balance, end of period	$9,784	$2,551

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in accumulated other comprehensive loss, net of tax (in thousands):

	Unrealized Loss on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance, March 31, 2021	$(8)	$—	$(147)	$(155)
Current period other comprehensive loss before reclassifications	—	—	217	217
Net other comprehensive loss during period	—	—	217	217
Balance, June 30, 2021	$(8)	$—	$70	$62

	Unrealized (Loss) Gain on Available-for-Sale Securities	Gain (Loss) on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, March 31, 2020	$—	$—	$(1,312)	$(1,312)
Current period other comprehensive loss before reclassifications	—	—	353	353
Net other comprehensive loss during period	—	—	353	353
Balance, June 30, 2020	$—	$—	$(959)	$(959)

(12) INCOME (LOSS) PER SHARE

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

The weighted average numbers of shares outstanding used to compute income per share were as follows (in thousands):

	Three-Months Ended June 30,
	2021	2020
Shares used to calculate basic income per share	30,697	29,909
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	1,811	—
Shares used to calculate diluted income per share	32,508	29,909

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

These shares may be anti-dilutive potential common shares in the future (in thousands):

	Three-Months Ended June 30,
	2021	2020
Restricted stock units	220	580
Stock options	—	45

(13) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments, Direct and Retail. There were no changes in our operating segments during the three-months ended June 30, 2021.

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

Following is summary information by reportable segment (in thousands):

	Three-Months Ended June 30,
	2021	2020
Net sales:
Direct	$63,396	$50,433
Retail	120,484	62,948
Royalty	713	807
Consolidated net sales	$184,593	$114,188

Contribution:
Direct	$6,759	$16,995
Retail	22,090	11,613
Royalty	713	807
Consolidated contribution	$29,562	$29,415

Reconciliation of consolidated contribution to income (loss) from continuing operations:
Consolidated contribution	$29,562	$29,415
Amounts not directly related to segments:
Operating expenses	(11,695)	(36,521)
Other expense, net	(413)	(222)
Income tax (expense) benefit	(3,438)	2,342
Income (loss) from continuing operations	$14,016	$(4,986)

	As of
	June 30,	March 31,
Assets:	2021	2021
Direct	$45,176	$47,002
Retail	192,189	146,001
Unallocated corporate	145,021	161,227
Total assets	$382,386	$354,230

The following customers accounted for 10% or more of total net sales as follows:

	Three-Months Ended June 30,
	2021	2020
Amazon.com	17.9%	18.0%
Best Buy	17.1%	*
*Less than 10% of total net sales.

(14) BORROWINGS

Wells Fargo Bank Credit Agreement

On May 14, 2021, we amended the January 31, 2020 Credit Agreement with Wells Fargo Bank, National Association (“Wells Fargo”) and lenders from time to time party thereto (collectively with Wells Fargo the “Lenders”) (“Credit Agreement”), pursuant to which the Lenders have agreed, among other things, to make available to us an asset-based revolving loan facility in the aggregate principal amount of up to $55.0 million, subject to a borrowing base (the “ABL Revolving Facility”), and a term loan facility in the aggregate principal amount of $15.0 million (the “Term Loan Facility” and together with the ABL Revolving Facility, the “Wells Fargo Financing"), in each case, as such amounts may increase or decrease in accordance with the terms of the Credit Agreement. Several key features have been beneficially amended including permanently removing the $7.5 million minimum liquidity covenant and minimum EBITDA covenant that was scheduled to commence February 1, 2022. The Credit Facility now contains a single market-based 1.0x springing fixed charge coverage ratio tested only when availability is less than the greater of $6.0 million and 12.5% of the Loan Cap, as defined in the Credit Agreement. Various borrowing base definitions and limits were also amended that will result in improved availability under the asset-based revolver. In addition to the above structural improvements, the interest rate on the term loan was reduced to LIBOR plus 4.50% versus 5.00%. The maturity date remains January 31, 2025 and the term loan continues to contain amortization as originally scheduled. The repayment of obligations under the Credit Agreement is secured by substantially all of our assets. Principal and interest amounts are required to be paid as scheduled.

Interest on the ABL Revolving Facility will accrue at LIBOR plus a margin of 1.75% to 2.25% (based on average quarterly availability) and interest on the Term Loan Facility will accrue at LIBOR plus 4.50%. As of June 30, 2021, our interest rate was 1.85% for the ABL Revolving Facility and 4.60% for the Term Loan Facility.

As of June 30, 2021,outstanding borrowings, net of debt issuance costs, totaled $13.4 million, with $11.9 million and $1.5 million under our Term Loan Facility and ABL Revolving Facility, respectively. As of June 30, 2021, we were in compliance with the financial covenants of the Credit Agreement and $53.6 million was available for borrowing under the ABL Revolving Facility. Any outstanding balance is due and payable on January 31, 2025.

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

(15) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of June 30, 2021, we had standby letters of credit of $0.9 million.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of June 30, 2021, we had approximately $174.9 million compared to $216.3 million as of March 31, 2021 in non-cancelable market-based purchase obligations, primarily to secured additional factory capacity for inventory purchases in the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no related liabilities were recorded as of June 30, 2021.

Legal Matters
From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates accordingly. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss probable or reasonably possible, and whether the amount of a probable or reasonably possible loss is estimable. Among other factors, we evaluate the advice of internal and external counsel, the outcomes from similar litigation, the current status of the lawsuits (including settlement initiatives), legislative developments and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. Further, while we face contingencies that are reasonably possible to occur, we are unable to estimate the possible loss or range of loss at this time. As such, zero liability is recorded as of June 30, 2021.

As of the date of filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). All references to the first quarter of 2021 and 2020 mean the three-month periods ended June 30, 2021 and 2020, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

For the three-months ended June 30, 2021, our results were primarily impacted by strong demand driven by our North Star strategy and the at home fitness surge. The five strategic pillars of North Star are (1) Adopt a consumer first mindset; (2) Scale a differentiated digital offering; (3) Focus investments on core businesses; (4) Evolve supply chain to be strategic advantage; and (5) Build organizational capabilities to win by unleashing the power of our team. We will leverage our many strengths to transform into a company that empowers healthier living through individualized connected fitness experiences. Our transformation will properly leverage our leading brands, products, innovation, distribution and digital assets to build a healthier world, one person at a time.

•Net sales for the three-months ended June 30, 2021 were $184.6 million, reflecting a 61.7% increase as compared to net sales of $114.2 million for the three-months ended June 30, 2020. Sales were up 74.4%, excluding sales related to the Octane brand, which was sold in October 2020.Sales growth was driven primarily by continued demand for connected fitness bikes and treadmills, like the Bowflex® VeloCore® bike and Bowflex® T22 Treadmill, and robust sales of SelectTech® weights.

•Net sales of our Direct segment increased by $13.0 million, or 25.7%, for the three-months ended June 30, 2021, compared to the three-months ended June 30, 2020.

•Net sales of our Retail segment increased by $57.5 million, or 91.4%, for the three-months ended June 30, 2021, compared to the three-months ended June 30, 2020. Excluding Octane, net sales grew 120.7%.

•Royalty income for the three-months ended June 30, 2021 decreased by $0.1 million compared to the three-months ended June 30, 2020.

•Gross profit for the three-months ended June 30, 2021 was $55.5 million, reflecting a 17.1% increase as compared to gross profit of $47.4 million for the three-months ended June 30, 2020.Gross margin rate for the three-months ended June 30, 2021 was 30.1% compared to 41.5% for the three-months ended June 30, 2020. This margin pressure is the result of current macro events affecting not just the Company but many others as well. The 11.4 ppt decrease in gross margins was primarily due to: higher landed product costs driven by inflationary price increases in commodities and components, foreign exchange, and elevated transportation costs, partially offset by sales price increases (-6 ppts), channel mix as Direct segment sales were 34% versus 44% last year (-3 ppts), outbound freight (-1 ppt), and a strategic decision to end production of select SKUs (-1 ppt).

•Operating expenses for the three-months ended June 30, 2021 were $37.6 million, a decrease of $16.9 million, or 30.9%, as compared to operating expenses of $54.5 million for the three-months ended June 30, 2020, primarily due to the $29.0 million loss on disposal group for the same period last year partially offset by increased selling and marketing expenses, as the Direct business returned to more normalized levels of advertising and the company invested in incremental brand marketing. Total advertising expenses were $11.6 million this year versus $2.8 million last year. General and administrative expenses and product development expenses also increased versus last year primarily driven by investments in JRNY®.

•Operating income for the three-months ended June 30, 2021 was $17.9 million or 9.7% operating margin, a $25.0 million improvement compared to an operating loss of $7.1 million for the three-months ended June 30, 2020. JRNY® investments were $4.6 million this year versus $1 million last year and brand marketing was $3.4 million this year versus $0 last year. Excluding these investments, our Q1 2022 operating margins have been improved by 4 percentage points.

•Income from continuing operations was $14.0 million for the three-months ended June 30, 2021, or $0.43 per diluted share, compared to a loss from continuing operations of $5.0 million, or $0.17 per diluted share, for the three-months ended June 30, 2020.

•Net income was $13.9 million for the three-months ended June 30, 2021, compared to net loss of $5.1 million for the three-months ended June 30, 2020.

•The effective tax rates for the three-months ended June 30, 2021 and for the three-months ended June 30, 2020 were 19.7% and 32.0%, respectively.

JRNY® update

Nautilus Inc. continues to enhance the JRNY® platform, creating differentiated connected fitness experiences for their members. In the past quarter, the Company enhanced its content library, adding 200+ trainer-led videos and commissioning additional Explore the World content. They introduced the JRNY® app for use with its popular IC4 and C6 bikes further expanding its diverse lineup of connected products.

Today, Nautilus also announced a strategic partnership with digital fitness provider, FitOn. Under the agreement, JRNY® members will have access to hundreds of off-product workouts through the JRNY® digital fitness platform and app to keep members engaged and reaching their fitness goals.

Forward Looking Guidance

Second Quarter Fiscal 2022

•The Company’s revenue for the next few quarters will be compared to record results due to the pandemic’s effect on net sales last year. To gauge continued progress against the expanded addressable market, the Company will be measuring business versus last year and versus the same period two years ago for the next few quarters.

•Demand curves for the Direct segment in Q1 and in the first month of Q2 have started to revert to more typical seasonality patterns. Now that Direct’s backlog has returned to more normal levels, the Company expects Direct sales in Q2 to be lower than Q1.

•The Company expects total company net sales for the 2nd quarter of fiscal 2022 to be between $145 million and $155 million, a 2-year revenue CAGR of 53% to 59%.

•Similar to many other companies, the Company expects external gross margin challenges to continue in Q2 and anticipates increased price pressure due to the ongoing chip shortage.

•The Company was pleased with the results of North Star investment in Q1 and plans to continue investing in Q2. Brand marketing expenditures will be between $5 million and $6 million versus $3 million last quarter and zero last year. JRNY® investment will be between $5.5 million and $6.5 million versus $5 million last quarter and $1 million last year. JRNY® investments will further enhance platform functionality via improved adaptive workouts, the addition of a member portal, and additional fresh content, like the ones provided by their new partner FitOn. The Company expects these investments to dilute operating margins by 7 to 8 percentage points.

•Given these investments and the external macro pressure on gross margin, the Company expects operating margins to be in the low single digits.

Back Half of Fiscal 2022

•The Company expects to continue investing in North Star on a “pay as we go” basis.

•The Company assumes that the external macro factors negatively affecting gross margins will continue in Q3 and Q4. Although it’s unclear when the pressure will ease, the Company expects that over time, prices will stabilize and eventually return closer to pre-pandemic levels.

•Until the macro environment improves, the Company expects operating margins to be in the low to mid-single digits for the back half of the year.

•The Company continues to expect full year capital expenditures to be between $12 million and $14 million with the majority earmarked for JRNY® investments.

•The Company reiterates their expectation of reaching 250,000 JRNY® members by the end of FY22

Longer term view, beyond Fiscal 2022

•The Company’s conviction in their North Star strategy has never been stronger. Growth in JRNY® members and their increased engagement confirm the Company’s expectations that their North Star investments will ultimately yield higher quality recurring revenue and long-term profitable growth.

•The Company believes the near-term external gross margin pressures are temporary and are not delaying the Company’s expectations of achieving sustainable operating margins upwards of 15% by FYE 2026, as they realize the long-term benefits of their transformational investments.

Factors Affecting Our Performance

Our results of operations may vary significantly from period-to-period. Our revenues typically fluctuate due to the seasonality of our industry, customer buying patterns, product innovation, the nature and level of competition for health and fitness products, our ability to procure products to meet customer demand, the level of spending on, and effectiveness of, our media and advertising programs and our ability to attract new customers and maintain existing sales relationships. In addition, our revenues are highly susceptible to economic factors, including, among other things, the overall condition of the economy and the availability of consumer credit in both the U.S. and Canada. The COVID-19 pandemic has created a heightened need for home-fitness products at an unplanned rate. We are unable to estimate the length of time that the short-term increases in demand for many of our home-fitness products will outpace supply and we are accelerating the manufacturing and delivery of key products. We cannot predict the longer-term impacts of COVID-19 and the impact on our results of operations is uncertain. Our gross margins are being impacted by fluctuations in the costs or availability of materials used to manufacture our products, tariffs, expedited shipping and transportation costs and product warranty costs. Gross margins may also be affected by fluctuations in cost associated with acquisition or license of products and technologies, product warranty costs, the cost of fuel, foreign currency exchange rates, and changes in costs of other distribution or manufacturing-related services. Our operating profits or losses may also be affected by the efficiency and effectiveness of our organization. Historically, our operating expenses have been influenced by media costs to produce and distribute advertisements of our products on television, websites and other media, facility costs, operating costs of our information and communications systems, product supply chain management, customer support and new product development activities. In addition, our operating expenses have been affected from time-to-time by asset impairment charges, restructuring charges and other significant unusual or infrequent expenses.

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

RESULTS OF OPERATIONS

Results of operations information was as follows (dollars in thousands):

	Three-Months Ended June 30,		Change
	2021	2020	$	%
Net sales	$184,593	$114,188	$70,405	61.7%
Cost of sales	129,088	66,792	62,296	93.3%
Gross profit	55,505	47,396	8,109	17.1%
Operating expenses:
Selling and marketing	21,300	12,446	8,854	71.1%
General and administrative	11,523	9,315	2,208	23.7%
Research and development	4,815	3,728	1,087	29.2%
Loss on disposal group	—	29,013	(29,013)	(100.0)%
Total operating expenses	37,638	54,502	(16,864)	(30.9)%
Operating income (loss)	17,867	(7,106)	24,973	(351.4)%
Other expense:
Interest income	21	1	20	2,000.0%
Interest expense	(314)	(338)	24	(7.1)%
Other, net	(120)	115	(235)	*
Total other expense, net	(413)	(222)	(191)	86.0%
Income (loss) from continuing operations before income taxes	17,454	(7,328)	24,782
Income tax expense (benefit)	3,438	(2,342)	5,780
Income (loss) from continuing operations	14,016	(4,986)	19,002
Loss from discontinued operations, net of income taxes	(132)	(124)	(8)
Net income (loss)	$13,884	$(5,110)	$18,994
*Not meaningful

Results of operations information by segment and major product lines was as follows (dollars in thousands):

	Three-Months Ended June 30,		Change
	2021	2020	$	%
Net sales:
Direct net sales:
Cardio products(1)	$31,430	$45,585	$(14,155)	(31.1)%
Strength products(2)	31,966	4,848	27,118	559.4%
Direct	63,396	50,433	12,963	25.7%

Retail net sales:
Cardio products(1)	89,924	49,011	40,913	83.5%
Strength products(2)	30,560	13,937	16,623	119.3%
Retail	120,484	62,948	57,536	91.4%

Royalty	713	807	(94)	(11.6)%
	$184,593	$114,188	$70,405	61.7%

Cost of sales:
Direct	$38,882	$22,910	$15,972	69.7%
Retail	90,206	43,882	46,324	105.6%
	$129,088	$66,792	$62,296	93.3%

Gross profit:
Direct	$24,514	$27,523	$(3,009)	(10.9)%
Retail	30,278	19,066	11,212	58.8%
Royalty	713	807	(94)	(11.6)%
	$55,505	$47,396	$8,109	17.1%
Gross margin:
Direct	38.7%	54.6%	(1,590)	basis points
Retail	25.1%	30.3%	(520)	basis points

Contribution:
Direct	$6,759	$16,995	(10,236)	(60.2)%
Retail	22,090	11,613	10,477	90.2%

Contribution rate:
Direct	10.7%	33.7%	(2,300)	basis points
Retail	18.3%	18.4%	(10)	basis points
(1) Cardio products include: connected-fitness bikes, the Bowflex® C6, Bowflex® VeloCore®, Schwinn® IC4, Max Trainer®, connected-fitness treadmills, other exercise bikes, ellipticals and subscription services.

(2) Strength products include: Bowflex® Home Gyms, Bowflex® SelectTech® dumbbells, kettlebell and barbell weights, and accessories.

Direct
Net sales for the three-months ended June 30, 2021 were $63.4 million, up 25.7%, from $50.4 million in the same period last year.

Strength product sales grew 559.4% to a historical record, led by the popular SelectTech® weights and Bowflex® Home Gyms. Cardio sales declined 31.1%, primarily due to end-of-life products that are no longer available for sale this year and a decline in sales of the Schwinn® IC4 Bowflex® C6 bikes that was partially offset by VeloCore® sales.

Gross margin rate for the three-months ended June 30, 2021 was 38.7%, down 15.9%, from 54.6% in the same period last year. The 15.9 ppt decrease in gross margin was primarily driven by: higher landed product costs (-6 ppts), higher outbound freight costs (-6 ppts), deleveraging of fixed costs as direct sales grew slower than retail’s (-2 ppts), a strategic decision to end production of select SKUs (-1 ppt), and increased investments in JRNY® (-1 ppt). Gross profit was $24.5 million, down 10.9% versus last year. Gross profit for the three-months ended June 30, 2021 was $24.5 million, down 10.9% compared to gross profit of $27.5 million same period last year.

Segment contribution income for the three-months ended June 30, 2021 was $6.8 million or 10.7%, down 60.2%, compared to segment contribution income of $17.0 million or 33.7% for the same period last year. The $10.2 million decline was primarily driven by lower gross profit and the return to normalized levels of media spend. Advertising expenses were $8.0 million for the three-months ended June 30, 2021 compared to $2.4 million last year.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the three-months ended June 30, 2021 were 53.0%, compared to 48.4% in the same period of 2020. The increase in approval rates reflects higher credit quality applications.

Retail
Retail segment sales of $120.5 million for the three-months ended June 30, 2021, the best quarterly sales in segment history.

Net sales for the three-months ended June 30, 2021 were up 91.4%, from $62.9 million for the same period last year, or 120.7% excluding sales related to the Octane brand. Retail segment sales outside the United States and Canada grew 70%, or 102% excluding Octane.

Strength product sales grew by 119.3%, led by our popular SelectTech® weights and benches and Bowflex® Home Gyms. Cardio sales increased by 83.5%, to a historical record, driven by connected-fitness bikes and treadmills.

Gross margin rate for the three-months ended June 30, 2021 was 25.1%, down from 30.3% in the same period last year. The 5.2 ppt decrease in gross margin was primarily driven by: higher landed product costs (-6 ppts), a strategic decision to end production of select SKUs (-1 ppt), offset by leverage on fixed costs as retail segment sales grew faster than direct segment sales (+2 ppts).Gross profit for the three-months ended June 30, 2021 was $30.3 million, an increase of 58.8% compared to gross profit of $19.1 million same period last year.

Segment contribution income for the three-months ended June 30, 2021 was $22.1 million or 18.3%, compared to $11.6 million or 18.4% for the same period last year, primarily driven by higher gross profit and expense leverage.

Selling and Marketing
Selling and marketing expenses include payroll, employee benefits, and other headcount-related expenses associated with sales and marketing personnel, and the costs of media advertising, promotions, trade shows, seminars, and other programs.

Selling and marketing information was as follows (dollars in thousands):

	Three-Months Ended June 30,		Change
	2021	2020	$	%
Selling and marketing	$21,300	$12,446	$8,854	71.1%
As % of net sales	11.5%	10.9%

The increase in selling and marketing expense in the three-month period ended June 30, 2021 as compared to the same period of 2020 was primarily related to a $5.6 million increase in Direct media advertising and a $3.1 million increase for brand marketing.

Media advertising expense of our Direct business is the largest component of selling and marketing and was as follows (dollars in thousands):

	Three-Months Ended June 30,		Change
	2021	2020	$	%
Media advertising	$8,016	$2,385	$5,631	236.1%
As % of net sales	4.3%	2.1%

The increase in media advertising for the three-month period ended June 30, 2021 compared to the same period of 2020 was primarily due the return to normalized levels of media spend.

General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with the executive team, finance, legal, IT, facilities, certain human resources and other administrative personnel, and other administrative fees.

General and administrative expenses was as follows (dollars in thousands):

	Three-Months Ended June 30,		Change
	2021	2020	$	%
General and administrative	$11,523	$9,315	$2,208	23.7%
As % of net sales	6.2%	8.2%

General and administrative expenses were higher for the three-months ended June 30, 2021 compared to the same period of 2020 primarily driven by increases in IT, and for short-term incentive and personnel costs.

Research and Development
Research and development expenses include payroll, employee benefits, other headcount-related expenses and information technology associated with product development.

Research and development expenses were as follows (dollars in thousands):

	Three-Months Ended June 30,		Change
	2021	2020	$	%
Research and development	$4,815	$3,728	$1,087	29.2%
As % of net sales	2.6%	3.3%

The increase in research and development expenses for the three-month period ended June 30, 2021 compared to the same period of 2020 was primarily driven by an increase in investment for our digital platform JRNY®, which more than offset savings associated with the divestiture of Octane.

Loss on Disposal Group
In the quarter ended June 30, 2020, we recorded a $29.0 million non-cash charge related to the fair value of the held-for-sale of assets of our Octane Fitness brand name which was sold in October 2020.

Interest Expense
Interest expense was nearly flat at $0.3 million for the three-month period ended June 30, 2021 and June 30, 2020.

Other, Net
Other, net primarily relates to the effect of exchange rate fluctuations between the U.S. and our foreign subsidiaries and foreign exchange derivative contracts.

Income Tax Expense (Benefit)
Income tax provision includes U.S. and international income taxes, and interest and penalties on uncertain tax positions.

Income tax expense (benefit) was as follows (dollars in thousands):

	Three-Months Ended June 30,		Change
	2021	2020	$	%
Income tax expense (benefit)	$3,438	$(2,342)	$5,780	(246.8)%
Effective tax rate	19.7%	32.0%

The income tax expense from continuing operations for the three-months period ended June 30, 2021 was a result of the profit generated in the U.S. The reduced effective tax rate for the same period was primarily due to the excess tax benefit related to stock-based compensation recognized as a current period benefit through the Condensed Consolidated Statements of Operations.

The income tax benefit and effective tax rate from continuing operations for the same period of the prior year were primarily due to the loss recorded as a result of the held-for-sale valuation of our Octane Fitness disposal group in the quarter.

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

As of June 30, 2021, we had $82.8 million of cash, cash equivalents, restricted cash and available-for-sale securities, and $53.6 million was available for borrowing under the ABL Revolving Facility, compared to $113.2 million of cash, cash equivalents, restricted cash and available-for-sale securities, and $54.4 million was available for borrowing under the ABL Revolving Facility as of March 31, 2021. We expect our cash, cash equivalents, restricted cash and investments and amounts available under our Wells Fargo Financing as of June 30, 2021, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from June 30, 2021.

Cash used in operating activities was $28.2 million for the three-month period ended June 30, 2021, compared to cash provided in operating activities of $40.2 million for the three-month period ended June 30, 2020. The decrease in cash flows from operating activities for the three-month period ended June 30, 2021 as compared to the same period of 2020 was primarily due to changes in our operating assets and liabilities discussed below, partially offset by the increase in net income.

Trade receivables increased by $9.5 million to $98.2 million as of June 30, 2021, compared to $88.7 million as of March 31, 2021, primarily due to timing of customer payments on increased sales. Trade receivables as of June 30, 2021 compared to June 30, 2020 increased by $64.4 million due to the timing of customer payments on increased sales.

Inventory was $111.1 million, compared to $68.1 million as of March 31, 2021. The increase in inventory is driven by the strategic decision to increase on-hand inventory levels ahead of the fitness season given continued disruption in global logistics. More than 60% of inventory as of June 30, 2021 was in-transit. Inventories as of June 30, 2021 compared to June 30, 2020, increased by $89.8 million, primarily due to the surge in demand for home-fitness products.

Prepaid and other current assets decreased by $10.2 million to $15.7 million, compared to $25.8 million as of March 31, 2021, primarily related to other short-term deposits for inventory.

Trade payables increased by $15.7 million to $114.6 million as of June 30, 2021, compared to $98.9 million as of March 31, 2021, primarily due to timing of payments for inventory.

Accrued liabilities decreased by $5.1 million to $14.5 million as of June 30, 2021, compared to $19.6 million as of March 31, 2021, primarily due to deferred revenue liabilities.

Cash provided by investing activities of $15.3 million for the three-month period ended June 30, 2021 was primarily due to proceeds from sales and maturities of available-for-sale securities. We anticipate spending between $12.0 million and $14.0 million in 2022 for digital platform enhancements, systems integration, and production tooling.

Cash used in financing activities of $1.1 million for the three-month period ended June 30, 2021 was primarily related to tax payments related to stock award issuances.

Financing Arrangements
On May 14, 2021, we amended the January 31, 2020 Credit Agreement with Wells Fargo Bank, National Association (“Wells Fargo”) and lenders from time to time party thereto (collectively with Wells Fargo the “Lenders”) (“Credit Agreement”), pursuant to which the Lenders have agreed, among other things, to make available to us an asset-based revolving loan facility in the aggregate principal amount of up to $55.0 million, subject to a borrowing base (the “ABL Revolving Facility”), and a term loan facility in the aggregate principal amount of $15.0 million (the “Term Loan Facility” and together with the ABL Revolving Facility, the “Wells Fargo Financing"), in each case, as such amounts may increase or decrease in accordance with the terms of the Credit Agreement. Several key features have been beneficially amended including permanently removing the $7.5 million minimum liquidity covenant and minimum EBITDA covenant that was scheduled to commence February 1, 2022. The Credit Facility now contains a single market-based 1.0x springing fixed charge coverage ratio tested only when availability is less than the greater of $6.0 million and 12.5% of the Loan Cap, as defined in the Credit Agreement. Various borrowing base definitions and limits were also amended that will result in improved availability under the asset-based revolver. In addition to the above structural improvements, the interest rate on the term loan was reduced to LIBOR plus 4.50% versus 5.00%. The maturity date remains January 31, 2025 and the term loan continues to contain amortization as originally scheduled. The repayment of obligations under the Credit Agreement is secured by substantially all of our assets. Principal and interest amounts are required to be paid as scheduled.

Interest on the ABL Revolving Facility will accrue at LIBOR plus a margin of 1.75% to 2.25% (based on average quarterly availability) and interest on the Term Loan Facility will accrue at LIBOR plus 4.50%. As of June 30, 2021, our interest rate was 1.85% for the ABL Revolving Facility and 4.60% for the Term Loan Facility.

As of June 30, 2021, outstanding borrowings, net of debt issuance costs, totaled $13.4 million, with $11.9 million and $1.5 million under our Term Loan Facility and ABL Revolving Facility, respectively. As of June 30, 2021, we were in compliance with the financial covenants of the Credit Agreement and $53.6 million was available for borrowing under the ABL Revolving Facility. Any outstanding balance is due and payable on January 31, 2025.

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

Off-Balance Sheet Arrangements
We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of June 30, 2021, we had approximately $174.9 million, compared to $216.3 million as of March 31, 2021 in non-cancelable market-based purchase obligations, primarily to secure additional factory capacity for inventory purchases in the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no liabilities were recorded at June 30, 2021.

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

Our negotiated credit facilities generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of June 30, 2021, the outstanding balances on our credit facilities totaled $13.7 million.

We enter into foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. Total notional amounts outstanding as of June 30, 2021 were $66.0 million.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three-months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.    Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description

10.1	Second Amendment to Credit Agreement dated May 13, 2021, by and between Nautilus, Inc. and Wells Fargo Bank, National Association
10.2*	Employment Agreement dated August 2, 2021, by and between Nautilus, Inc. and Alan L. Chan.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract, compensatory agreement or arrangement, in which our directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.
(Registrant)

August 9, 2021	By:	/S/ James Barr IV
Date		James Barr IV
Chief Executive Officer

NAUTILUS, INC.
(Registrant)

August 9, 2021	By:	/S/ Aina E. Konold
Date		Aina E. Konold
Chief Financial Officer