Form 10-Q
period 2021-09-30
NAUTILUS, INC.
filed 2021-11-09
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
The number of shares outstanding of the registrant's common stock as of November 5, 2021 was 31,176,246 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	September 30, 2021	March 31, 2021
Assets
Cash and cash equivalents	$20,179	$38,441
Restricted cash	1,339	1,339
Available-for-sale securities	—	73,448
Trade receivables, net of allowances of $1,065 and $1,177	88,712	88,657
Inventories	162,669	68,085
Prepaids and other current assets	13,120	25,840
Income taxes receivable	2,404	—
Total current assets	288,423	295,810
Property, plant and equipment, net	29,463	24,496
Operating lease right-of-use assets	24,540	19,108
Goodwill	24,508	—
Other intangible assets, net	9,334	9,365
Deferred income tax assets, non-current	2,950	2,144
Income taxes receivable, non-current	5,673	—
Other assets - restricted, non-current	3,887	—
Other assets	2,252	3,307
Total assets	$391,030	$354,230
Liabilities and Shareholders' Equity
Trade payables	$115,238	$98,878
Accrued liabilities	22,402	19,627
Operating lease liabilities, current portion	4,766	3,384
Warranty obligations, current portion	5,899	7,243
Income taxes payable, current portion	595	5,709
Debt payable, current portion, net of unamortized debt issuance costs of $83 and $83	3,250	3,000
Total current liabilities	152,150	137,841
Operating lease liabilities, non-current	22,006	17,875
Warranty obligations, non-current	1,467	1,408
Income taxes payable, non-current	3,990	3,657
Other non-current liabilities	4,908	607
Debt payable, non-current, net of unamortized debt issuance costs of $194 and $236	13,998	10,297
Total liabilities	198,519	171,685
Commitments and contingencies (Note 16)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 31,159 and 30,576 shares issued and outstanding	3,058	2,176
Retained earnings	189,806	180,524
Accumulated other comprehensive loss	(353)	(155)
Total shareholders' equity	192,511	182,545
Total liabilities and shareholders' equity	$391,030	$354,230

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2021	2020	2021	2020
Net sales	$137,959	$155,391	$322,552	$269,579
Cost of sales	95,906	87,453	224,994	154,245
Gross profit	42,053	67,938	97,558	115,334
Operating expenses:
Selling and marketing	21,939	19,207	43,239	31,653
General and administrative	16,376	8,841	27,899	18,156
Research and development	5,688	4,240	10,503	7,968
(Gain) loss on disposal group	—	(8,345)	—	20,668
Total operating expenses	44,003	23,943	81,641	78,445
Operating (loss) income	(1,950)	43,995	15,917	36,889
Other expense:
Interest income	12	1	33	2
Interest expense	(481)	(253)	(795)	(591)
Other, net	94	(376)	(26)	(261)
Total other expense, net	(375)	(628)	(788)	(850)
(Loss) income from continuing operations before income taxes	(2,325)	43,367	15,129	36,039
Income tax expense	2,242	9,398	5,680	7,056
(Loss) income from continuing operations	(4,567)	33,969	9,449	28,983
Discontinued operations:
Income (loss) from discontinued operations before income taxes	49	(34)	(77)	(63)
Income tax expense of discontinued operations	84	97	90	192
Loss from discontinued operations	(35)	(131)	(167)	(255)
Net (loss) income	$(4,602)	$33,838	$9,282	$28,728

Basic (loss) income per share from continuing operations	$(0.15)	$1.13	$0.31	$0.97
Basic loss per share from discontinued operations	—	—	(0.01)	(0.01)
Basic net (loss) income per share	$(0.15)	$1.13	$0.30	$0.96

Diluted (loss) income per share from continuing operations	$(0.15)	$1.05	$0.29	$0.90
Diluted loss per share from discontinued operations	—	(0.01)	—	—
Diluted net (loss) income per share	$(0.15)	$1.04	$0.29	$0.90

Shares used in per share calculations:
Basic	30,968	30,038	30,833	29,974
Diluted	30,968	32,401	32,437	32,038

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited and in thousands)

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(4,602)	$33,838	$9,282	$28,728
Other comprehensive income:
Unrealized loss on available-for-sale securities, net of income tax expense of $7, $—, $— and $—	(4)	—	(4)	—
Foreign currency translation, net of income tax (expense) benefit of $(21), $(13), $(8) and $2	(411)	217	(194)	570
Other comprehensive (loss) income	(415)	217	(198)	570
Comprehensive (loss) income	$(5,017)	$34,055	$9,084	$29,298

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
Balances at March 31, 2021	30,576	$2,176	$180,524	$(155)	$182,545
Net income	—	—	13,884	—	13,884
Unrealized loss on marketable securities, net of income tax benefit of $7	—	—	—	—	—
Foreign currency translation adjustment, net of income tax benefit of $13	—	—	—	217	217
Stock-based compensation expense	—	1,225	—	—	1,225
Common stock issued under equity compensation plan, net of shares withheld for tax payments	201	(1,259)	—	—	(1,259)
Common stock issued under employee stock purchase plan	17	269	—	—	269
Balances at June 30, 2021	30,794	2,411	194,408	62	196,881
Net loss	—	—	(4,602)	—	(4,602)
Unrealized loss on marketable securities, net of income tax expense of $7	—	—	—	(4)	(4)
Foreign currency translation adjustment, net of income tax benefit of $21	—	—	—	(411)	(411)
Stock-based compensation expense	—	1,540	—	—	1,540
Common stock issued under equity compensation plan, net of shares withheld for tax payments	365	(893)	—	—	(893)
Balances at September 30, 2021	31,159	$3,058	$189,806	$(353)	$192,511

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances at March 31, 2020	29,817	$1,781	$92,456	$(1,312)	$92,925
Net loss	—	—	(5,110)	—	(5,110)
Foreign currency translation adjustment, net of income tax benefit of $15	—	—	—	353	353
Stock-based compensation expense	—	865	—	—	865
Common stock issued under equity compensation plan, net of shares withheld for tax payments	87	—	—	—	—
Common stock issued under employee stock purchase plan	63	83	—	—	83
Balances at June 30, 2020	29,967	2,729	87,346	(959)	89,116
Net income	—	—	33,838	—	33,838
Foreign currency translation adjustment, net of income tax expense of $13	—	—	—	217	217
Stock-based compensation expense	—	1,071	—	—	1,071
Common stock issued under equity compensation plan, net of shares withheld for tax payments	290	(796)	—	—	(796)
Balances at September 30, 2020	30,257	$3,004	$121,184	$(742)	$123,446

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six-Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Income from continuing operations	$9,449	$28,983
Loss from discontinued operations	(167)	(255)
Net income	9,282	28,728
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,979	4,497
(Benefit) provision for allowance for doubtful accounts	(179)	612
Inventory lower of cost or net realizable value	—	1,137
Stock-based compensation expense	2,765	1,936
Loss on asset dispositions	—	980
Loss on disposal group, goodwill and other intangible impairment charge	—	20,668
Deferred income taxes, net of valuation allowances	(1,336)	(4,885)
Other	1,361	(1,740)
Changes in operating assets and liabilities:
Trade receivables	213	(39,373)
Inventories	(94,107)	(10,347)
Prepaids and other assets	7,256	(868)
Income taxes receivable	(8,080)	3,549
Trade payables	16,182	52,595
Accrued liabilities and other liabilities, including warranty obligations	5,910	6,117
Net cash (used in) provided by operating activities	(56,754)	63,606
Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	73,448	—
Acquisition of business, net of cash acquired	(26,759)	—
Purchases of property, plant and equipment	(4,985)	(6,268)
Net cash provided by (used in) investing activities	41,704	(6,268)
Cash flows from financing activities:
Proceeds from long-term debt	7,025	1,143
Payments on long-term debt	(3,556)	(13,566)
Proceeds from employee stock purchases	269	83
Proceeds from exercise of stock options	470	47
Tax payments related to stock award issuances	(2,623)	(843)
Net cash provided by (used in) financing activities	1,585	(13,136)
Effect of exchange rate changes	(910)	1,719
(Decrease) increase in cash, cash equivalents and restricted cash	(14,375)	45,921
Less: Net change in cash balances classified as assets held-for-sale	—	(108)
Net change in cash, cash equivalents and restricted cash	(14,375)	45,813
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at beginning of period	39,780	26,456
Cash, cash equivalents and restricted cash at end of period	$25,405	$72,269

Supplemental disclosure of cash flow information:
Cash paid for interest	$323	$466
Cash paid for income taxes, net	19,960	8,462
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$1,052	$989

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same amounts shown above:
	September 30,
	2021	2020
Cash and cash equivalents	$20,179	$70,072
Restricted cash	1,339	2,197
Other assets - restricted, non-current	3,887	—
Total cash, cash equivalents and restricted cash	$25,405	$72,269
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

On December 30, 2020, our Board of Directors approved a change in our fiscal year end from December 31st to March 31st. This document reflects our second fiscal quarter, which ended September 30, 2021, of our fiscal year from April 1, 2021 through March 31, 2022.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2021 and March 31, 2021, and our results of operations, comprehensive income and shareholders' equity for the three and six-month periods ended September 30, 2021 and 2020 and our cash flows for the six-month periods ended September 30, 2021 and 2020. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally, and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

Updates to Significant Accounting Policies

Goodwill
Goodwill consists of the excess of acquisition costs over the fair values of net assets acquired in business combinations. We review goodwill for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount may be impaired. For this purpose, goodwill is evaluated at the reporting unit level. For further information regarding goodwill, see Note 8, Goodwill and Other intangible assets.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

ASU 2019-12
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in ASU 2019-12 introduce the following new guidance: (1) provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax; and (2) provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The amendments in ASU 2019-12 make changes to the following current guidance: (1) making an intra-period allocation if there is a loss in continuing operations and a gain outside of continuing operations; (2) determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting; (3) accounting for tax law changes and year-to-date losses in interim periods; and (4) determining how to apply the income tax guidance to franchise taxes that are partially based on income. ASU 2019-12 is effective for public business entities' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. Our adoption of ASU 2019-12 as of January 1, 2021 had no material impact on our financial position, results of operations or cash flows.

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

(2) BUSINESS ACQUISITION

On September 17, 2021, we acquired VAY AG (“VAY”) for an aggregate purchase consideration of approximately $27.0 million using cash on hand. Headquartered in Zurich, Switzerland, VAY specializes in computer vision and AI technology solutions and has developed software solutions for human motion analysis using any normal RGB (red-green-blue) camera from a device, such as a laptop, smartphone, or tablet. With a mission to democratize professional human motion analysis, VAY enables clients in fitness and health industries to understand and analyze human movement, providing personalized feedback on repetitions and form in real-time.

We accounted for the transaction as a business combination. Goodwill from the acquisition of $24.5 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets and liabilities assumed and is not deductible for tax purposes. Goodwill recorded in connection with this acquisition is primarily attributable to intellectual property base, employee workforce and application to future digital technologies.

Total acquisition costs incurred through the three-months and six months ended September 30, 2021 were $0.8 million and $1.0 million, respectively, and were expensed in general and administrative costs. Since the acquisition occurred on September 17, 2021, no material amount of net sales or net income related to the VAY business was included in our reported September 30, 2021 financial statements.

The sellers of VAY have the opportunity to earn additional contingency consideration subject to the achievement of continued employment over an 18 month period and a total of twenty software engineers. The contingent consideration arrangement requires the Company to pay the former owners of VAY upon achievement of these milestones $3.9 million and will be recognized as compensatory expense over the service period. An escrow account was funded for the contingency consideration and is reported as Other assets - restricted, non-current.

Purchase Price Allocation
Acquired assets were recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair value of identifiable net assets resulted in the recognition of goodwill of $24.5 million, and is attributed primarily to VAY intellectual property base, employee workforce and application to future digital technologies. The goodwill is not deductible for income tax purposes. Certain liabilities were acquired as part of the transaction.

The purchase price allocation was determined based on the preliminary fair values of the assets identified as of the acquisition date. It may be adjusted, within a period of no more than 12 months from the acquisition date, if the preliminary fair values change as a result of circumstances existing at the acquisition date, and upon receipt of final appraisals and valuations. Such fair value adjustments may arise in respect of property, plant and equipment upon completion of the necessary valuations and physical verifications of such assets.

As of September 30, 2021, the fair values of the assets acquired are preliminary because final appraisals and valuations have not yet been completed. The following table summarizes the preliminary fair values of the assets acquired as of the acquisition date (in thousands):

Preliminary Valuation at September 17, 2021
Cash	$230
Accounts receivable	9
Prepaid expenses	15
Deferred tax assets	58
Developed technology (included in property, plant and equipment)	3,000
Identifiable assets acquired	3,312
Accrued liabilities	187
Unearned revenue	53
Deferred tax liabilities, non-current	591
Total liabilities assumed	831

Net identifiable assets acquired	2,481
Goodwill	24,508
Total assets acquired	$26,989

This acquisition is not material to our net sales, results of operations or total assets during any period presented. Accordingly, our consolidated results from operations do not differ materially from historical performance as a result of this acquisition, and, therefore, pro forma results are not presented.

(3) REVENUES

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2021	2020	2021	2020
Product sales	$133,126	$150,639	$312,937	$261,234
Extended warranties and services	1,388	1,905	3,144	3,370
Other(1)	3,445	2,847	6,471	4,975
Net sales	$137,959	$155,391	$322,552	$269,579
(1) Other revenue is primarily freight and delivery, royalty income and subscription revenue.

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2021	2020	2021	2020
United States	$102,521	$130,289	$249,670	$227,652
Canada	17,852	12,744	37,214	18,992
Europe, the Middle East and Africa	13,140	8,505	27,582	16,998
All other	4,446	3,853	8,086	5,937
Net sales	$137,959	$155,391	$322,552	$269,579

As of September 30, 2021, estimated revenue expected to be recognized in the future totaled $84.0 million, primarily related to customer order backlog, which includes firm orders for future shipment and unfulfilled orders to our Retail customers, as well as unfulfilled consumer orders within the Direct channel. We have further refined our Retail backlog to include unfilled future orders. Direct orders of $1.1 million and Retail orders of $82.9 million comprised our backlog as of September 30, 2021, compared to Direct orders of $23.1 million and Retail orders of $208.5 million as of September 30, 2020. The estimated future revenues are net of contractual rebates and consideration payable for applicable Retail customers, and net of current promotional programs and sales discounts for our Direct customers. Due to the severe shortage of shipping containers, some factory fulfilled orders, representing over $22 million in revenue, did not ship as planned in late September. 56% of those orders shipped in October.

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

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$1,757	$3,503	$5,551	$2,050
Cash additions	3,457	1,182	4,546	3,553
Revenue recognition	(1,761)	(1,046)	(6,644)	(1,964)
Balance, end of period	$3,453	$3,639	$3,453	$3,639

(4) FAIR VALUE MEASUREMENTS

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•Level 1 - observable inputs such as quoted prices (unadjusted) in active liquid markets for identical securities as of the reporting date;
•Level 2 - other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk, or observable market prices in markets with insufficient volume and/or infrequent transactions; and
•Level 3 - significant inputs that are generally unobservable inputs for which there is little or no market data available, including our own assumptions in determining fair value.

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives
Foreign currency forward contracts	—	126	—	126
Total derivatives	—	126	—	126
Total assets measured at fair value	$—	$126	$—	$126

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$9,679	$—	$—	$9,679
Total cash equivalents	9,679	—	—	9,679
Available-for-Sale Securities
Commercial paper	—	9,994	—	9,994
Corporate bonds	—	8,227	—	8,227
U.S. government bonds	—	55,227	—	55,227
Total available-for-sale securities	—	73,448	—	73,448
Total assets measured at fair value	$9,679	$73,448	$—	$83,127

Liabilities:
Derivatives
Foreign currency forward contracts	$—	$672	$—	$672
Total liabilities measured at fair value	$—	$672	$—	$672

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the six-month period ended September 30, 2021, nor for the year ended March 31, 2021.

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

We did not have any changes to our valuation techniques during the during the six-month period ended September 30, 2021, nor for the year ended March 31, 2021.

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property, plant and equipment, goodwill, other intangible assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. Other than assets acquired, see Note 2, Business Acquisition, we determined the fair value of our developed technology included in property, plant and equipment using the cost approach which considers how much it would cost to replace an asset of equivalent utility. We did not perform any valuations on assets or liabilities that are valued at fair value on a nonrecurring basis. We perform our goodwill and indefinite-lived trade names impairment valuations annually or when triggering events are identified.

As of September 30, 2021 and March 31, 2021, there were no assets or liabilities that were recorded at fair value on a nonrecurring basis.

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

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of September 30, 2021, total outstanding contract notional amounts were $42.3 million and had maturities of 78 days or less.

The fair value of our derivative instruments was included in our condensed consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of
		September 30, 2021	March 31, 2021
Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Prepaids and other current assets	$126	$—
	Accrued liabilities	—	672

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Three-Months Ended September 30,		Six-Months Ended September 30,
		2021	2020	2021	2020
Derivative instruments not designated as cash flow hedges:
Loss recognized in earnings	Other, net	$(943)	$(284)	$(960)	$(425)
Income tax benefit	Income tax expense	238	71	234	106

(6) INVENTORIES

Inventories are stated at the lower of cost and net realizable value, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	September 30, 2021	March 31, 2021
Finished goods (1)	$155,962	$63,918
Parts and components	6,707	4,167
Total inventories	$162,669	$68,085
(1) Finished goods increase was driven by the strategic decision to increase on-hand inventory levels ahead of the fitness season given continued disruption in global logistics.

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				September 30, 2021	March 31, 2021
Automobiles	5			$23	$23
Leasehold improvements	4	to	20	3,149	3,059
Computer software and equipment	2	to	7	41,112	36,956
Machinery and equipment	3	to	5	15,861	15,699
Furniture and fixtures	5	to	20	2,635	2,586
Work in progress(1)	N/A			5,438	1,314
Total cost				68,218	59,637
Accumulated depreciation				(38,755)	(35,141)
Total property, plant and equipment, net				$29,463	$24,496
(1) Work in progress includes information technology assets and production tooling.
Depreciation expense was as follows (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense	$1,909	$1,815	$3,948	$3,658

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The roll forward of goodwill was as follows (in thousands):

Total
Balance, April 1, 2021	$—
Business acquisition (Note 2)	24,508
Balance, September 30, 2021	$24,508

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				September 30, 2021	March 31, 2021
Indefinite-lived trademarks	N/A			$9,052	$9,052
Patents	7	to	24	1,443	1,443
				10,495	10,495
Accumulated amortization - definite-lived intangible assets				(1,161)	(1,130)
Other intangible assets, net				$9,334	$9,365

Amortization expense was as follows (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2021	2020	2021	2020
Amortization expense	$16	$38	$31	$841

Future amortization of definite-lived intangible assets is as follows (in thousands):

2022	$31
2023	61
2024	61
2025	61
2026	47
Thereafter	21
$282

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

Operating lease expense was as follows (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$1,466	$1,052	$2,932	$2,197

Leases with an initial term of 12 months or less (“short-term lease”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term.

Other information related to leases was as follows (dollars in thousands):

	As of
	September 30, 2021	March 31, 2021
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flow from operating leases	$1,497	$1,076
Additional operating lease information:
Reductions to ROU assets resulting from reductions to operating lease obligations	$343	$268
Weighted average remaining operating lease term (years)	6.07	6.97
Weighted average discount rate on operating leases	5.01%	4.95%

We determined the discount rate for leases using a portfolio approach to determine an incremental borrowing rate to calculate the right-of-use assets and lease liabilities.

Maturities of operating lease liabilities under non-cancellable leases were as follows (in thousands):

As of
September 30, 2021
2022	$3,005
2023	5,606
2024	5,168
2025	5,330
2026	4,267
Thereafter	7,967
Total undiscounted lease payments	31,343
Less imputed interest	(4,571)
Total lease liabilities	$26,772

(10) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	September 30, 2021	March 31, 2021
Payroll and related liabilities	$7,420	$6,616
Reserves (1)	3,081	2,624
Deferred revenue	3,453	5,551
Legal settlement (2)	4,250	—
Other	4,198	4,836
Total accrued liabilities	$22,402	$19,627
(1) Reserves is primarily sales return, inventory, sales tax and product liability reserves.
(2) Legal settlement is a loss contingency accrual related to a legal settlement involving a class action lawsuit related to advertisement of our treadmills. For further information, see Note 16, Commitments and Contingencies.

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

Changes in our product warranty obligations were as follows (in thousands):

	Six-Months Ended September 30,
	2021	2020
Balance, beginning of period	$9,782	$6,250
Accruals (1)	(551)	(487)
Payments	(1,865)	(2,238)
Balance, end of period	$7,366	$3,525
(1) Accruals were negative for the six-months ended September 30, 2021 due to a reversal of a special warranty reserve related to indoor cycling bikes and for the six-months ended September 30, 2020 due to assets held for sale.

(12) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables set forth the changes in accumulated other comprehensive loss, net of tax (in thousands):

	Unrealized (Loss) Income on Available-for-Sale Securities	Gain on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, March 31, 2021	$(8)	$—	$(147)	$(155)
Current period other comprehensive income (loss) before reclassifications	(4)	—	(194)	(198)
Net other comprehensive income (loss) during period	(4)	—	(194)	(198)
Balance, September 30, 2021	$(12)	$—	$(341)	$(353)

	Unrealized (Loss) Gain on Available-for-Sale Securities	Gain on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2021	$(8)	$—	$70	$62
Current period other comprehensive income (loss) before reclassifications	(4)	—	(411)	(415)
Net other comprehensive income (loss) during period	(4)	—	(411)	(415)
Balance, September 30, 2021	$(12)	$—	$(341)	$(353)

	Unrealized Gain on Available-for-Sale Securities	Gain on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss (Income)
Balance, March 31, 2020	$—	$—	$(1,312)	$(1,312)
Current period other comprehensive income before reclassifications	—	—	570	570
Net other comprehensive income during period	—	—	570	570
Balance, September 30, 2020	$—	$—	$(742)	$(742)

	Unrealized Gain on Available-for-Sale Securities	Gain on Derivative Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance, June 30, 2020	$—	$—	$(959)	$(959)
Current period other comprehensive income before reclassifications	—	—	217	217
Net other comprehensive income during period	—	—	217	217
Balance, September 30, 2020	$—	$—	$(742)	$(742)

(13) (LOSS) INCOME PER SHARE

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

The weighted average numbers of shares outstanding used to compute (loss) income per share were as follows (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2021	2020	2021	2020
Shares used to calculate basic income per share	30,968	30,038	30,833	29,974
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	—	2,363	1,604	2,064
Shares used to calculate diluted income per share	30,968	32,401	32,437	32,038

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted per share due to loss from continuing operations, as such, the exercise or conversion of any potential shares would increase the number of shares in the denominator and result in a lower loss per share (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2021	2020	2021	2020
Restricted stock units	894	—	—	—
Stock options	526	—	—	—

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

These shares may be anti-dilutive potential common shares in the future (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2021	2020	2021	2021
Restricted stock units	407	1	295	2
Stock options	2	4	2	14

(14) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments, Direct and Retail. There were no changes in our operating segments during the six-months ended September 30, 2021.

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

Following is summary information by reportable segment (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2021	2020	2021	2020
Net sales:
Direct	$37,853	$61,194	$101,249	$111,627
Retail	99,153	93,155	219,637	156,103
Royalty	953	1,042	1,666	1,849
Consolidated net sales	$137,959	$155,391	$322,552	$269,579

Contribution:
Direct	$(1,835)	$17,588	$4,924	$34,583
Retail	18,741	23,442	40,831	35,055
Royalty	953	1,042	1,666	1,849
Consolidated contribution	$17,859	$42,072	$47,421	$71,487

Reconciliation of consolidated contribution to (loss) income from continuing operations:
Consolidated contribution	$17,859	$42,072	$47,421	$71,487
Amounts not directly related to segments:
Operating expenses	(19,809)	1,923	(31,504)	(34,598)
Other expense, net	(375)	(628)	(788)	(850)
Income tax expense	(2,242)	(9,398)	(5,680)	(7,056)
(Loss) income from continuing operations	$(4,567)	$33,969	$9,449	$28,983

	As of
	September 30, 2021	March 31, 2021
Assets:
Direct	$64,780	$47,002
Retail	211,566	146,001
Unallocated corporate	114,684	161,227
Total assets	$391,030	$354,230

The following customers accounted for 10% or more of total net sales as follows:

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2021	2020	2021	2020
Best Buy	18.6%	*	17.8%	*
Amazon.com	15.4%	22.9%	16.8%	20.8%
*Less than 10% of total net sales.

(15) BORROWINGS

Wells Fargo Bank Credit Agreement

On May 13, 2021, we amended our Credit Agreement, dated January 31, 2020, with Wells Fargo Bank, National Association (“Wells Fargo”) and lenders from time to time party thereto (collectively with Wells Fargo the “Lenders”) (the “Credit Agreement”), pursuant to which the Lenders have agreed, among other things, to make available to us an asset-based revolving loan facility in the aggregate principal amount of up to $55.0 million, subject to a borrowing base (the “ABL Revolving Facility”), and a term loan facility in the aggregate principal amount of $15.0 million (the “Term Loan Facility” and together with the ABL Revolving Facility, the “Credit Facility”), in each case, as such amounts may increase or decrease in accordance with the terms of the Credit Agreement. Several key features have been beneficially amended including permanently removing the $7.5 million minimum liquidity covenant and minimum EBITDA covenant that was scheduled to commence on February 1, 2022. The Credit Facility now contains a single market-based 1.0x springing fixed charge coverage ratio tested only when availability is less than the greater of $6.0 million and 12.5% of the Loan Cap, as defined in the Credit Agreement. Various borrowing base definitions and limits were also amended that will result in improved availability under the ABL Revolving Facility. In addition to the above structural improvements, the interest rate on the Term Loan Facility was reduced to LIBOR plus 4.50% versus 5.00%.The Term Loan Facility continues to contain amortization as originally scheduled. The repayment of obligations under the Credit Agreement is secured by substantially all of our assets. Principal and interest amounts are required to be paid as scheduled.

Interest on the ABL Revolving Facility will accrue at LIBOR plus a margin of 1.75% to 2.25% (based on average quarterly availability) and interest on the Term Loan Facility will accrue at LIBOR plus 4.50%. As of September 30, 2021, our interest rate was 1.83% for the ABL Revolving Facility and 4.58% for the Term Loan Facility.

As of September 30, 2021, outstanding borrowings totaled $17.5 million, with $11.5 million and $6.0 million under our Term Loan Facility and ABL Revolving Facility, respectively. As of September 30, 2021, we were in compliance with the financial covenants of the Credit Agreement and $49.0 million was available for borrowing under the ABL Revolving Facility. Any outstanding balance is due and payable on January 31, 2025.

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

See Note 17 for a discussion of an amendment to the Credit Agreement in October 2021, which included extending the maturity date from January 31, 2025 to October 29, 2026.

(16) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of September 30, 2021, we had standby letters of credit of $0.9 million.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of September 30, 2021, we had approximately $78.0 million compared to $216.3 million as of March 31, 2021 in non-cancellable market-based purchase obligations, primarily to secure additional factory capacity for inventory purchases in the next twelve months. The decrease in purchase obligations was primarily due to having received much of the inventory we have ordered for the season. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no related liabilities were recorded as of September 30, 2021.

Legal Matters
From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates accordingly. We evaluate, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss probable or reasonably possible, and whether the amount of a probable or reasonably possible loss is estimable. Among other factors, we evaluate the advice of internal and external counsel, the outcomes from similar litigation, the current status of the lawsuits (including settlement initiatives), legislative developments and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. Further, while we face contingencies that are reasonably possible to occur, other than as discussed below, we are unable to estimate the possible loss or range of loss at this time.

As of September 30, 2021, we accrued $4.7 million for a loss contingency related to a legal settlement involving a class action lawsuit related to advertisement of our treadmills. The settlement includes damages, a one-year free membership to JRNY®, and administrative fees and is reflected in Accrued liabilities and Other long-term liabilities on the face of our Consolidated Balance Sheet and reported as general and administrative expenses.

(17) SUBSEQUENT EVENTS

On October 29, 2021, we amended our Credit Agreement. The amendment increased the aggregate principal amount available under the ABL Revolving Facility from $55.0 million to $100.0 million (“Revolver”), subject to a borrowing base. The maturity date of the Credit Facility was extended to October 29, 2026. The unamortized balance on the Term Loan was $11.5 million, as of the effective date of the Amendment, and will amortize on a new 60-month straight line basis to coincide with the extended maturity date.

Other structural improvements to the Credit Agreement include amending the definition of Springing Trigger Event to mean the greater of (i) 10.0% of the lesser of (a) the Revolver Commitment and (b) the Borrowing Base as of such date of determination and (ii) $7.5 million. The Springing Trigger Event pertains to the period in which a Fixed Charge Coverage Ratio test will apply and be tested. Consistent with the Credit Agreement before the Amendment, there continues to be no additional financial maintenance covenants. Additionally, the borrowing base definitions were favorably amended to change the eligible in-transit inventory sublimit from $10.0 million to $22.5 million and the total inventory sublimit from $35.0 million to $65.0 million.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). All references to the second quarter of 2021 and 2020 mean the three and six-month periods ended September 30, 2021 and 2020, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

Cautionary Notice About Forward-Looking Statements

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

Overview
We empower healthier living through individualized connected fitness experiences and are committed to building a healthier world, one person at a time. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products, related accessories and digital platform for consumer use, primarily in the U.S., Canada, Europe and Asia. Our products are sold under some of the most-recognized brand names in the fitness industry: Bowflex®, Schwinn®, JRNY® and Nautilus®.

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

Our results for the three and six-months ended September 30, 2021, are driven by the actions outlined in our North Star strategy. The five strategic pillars of our North Star strategy are: (1) Adopt a consumer first mindset; (2) Scale a differentiated digital offering; (3) Focus investments on core businesses; (4) Evolve supply chain to be a strategic advantage; and (5) Build organizational capabilities to win by unleashing the power of our team. We intend to leverage our many strengths to transform into a company that empowers healthier living through individualized connected fitness experiences. Our transformation will properly leverage our leading brands, products, innovation, distribution and digital assets to build a healthier world, one person at a time.

Comparison for the Three-Months Ended September 30, 2021 to the Three-Months ended September 30, 2020

•Net sales were $138.0 million for the three-months ended September 30, 2021, compared to $155.4 million a decline of 11.2% versus for the three-months ended September 30, 2020, or down 5.4%, excluding sales related to the Octane brand, which was sold in October 2020. The sales decline was driven primarily by lower Direct sales and shipping constraints. Due to the severe shortage of shipping containers, some factory fulfilled orders, representing over $22 million in revenue, did not ship as planned in late September. 56% of those orders shipped in October.

•Net sales of our Direct segment decreased by $23.3 million, or 38.1%, for the three-months ended September 30, 2021, compared to the three-months ended September 30, 2020.

•Net sales of our Retail segment increased by $6.0 million, or 6.4%, for the three-months ended September 30, 2021, compared to the three-months ended September 30, 2020. Excluding sales related to the Octane brand, which was sold in 2020, net sales grew 18.6%.

•Royalty income for the three-months ended September 30, 2021 decreased by $0.1 million compared to the three-months ended September 30, 2020.

•Gross profit was $42.1 million for the three-months ended September 30, 2021, compared to gross profit of $67.9 million for the three-months ended September 30, 2020. Gross profit margins were 30.5% for the three-months ended September 30, 2021 compared to 43.7% for the three-months ended September 30, 2020. The 13.2 ppt decrease in gross margins was primarily due to: logistics (-8 ppts), commodities, components, and foreign exchange (-4 ppts) and increased investments in JRNY® (-1 ppt).

•Operating expenses were $44.0 million for the three-months ended September 30, 2021, an increase of $20.1 million, or 83.8%, compared to operating expenses of $23.9 million for the three-months ended September 30, 2020, primarily due to the $8.3 million Octane Gain on Disposal Group for the three-months ended September 30, 2020, a legal settlement of $4.7 million, $4.0 million more in advertising, $3.5 million increase in JRNY® investments, and acquisition expenses of $0.8 million. Total advertising expenses were $12.1 million for the three-months ended September 30, 2021 versus $8.0 million for the three-months ended September 30, 2020, trending more towards historical levels.

•Operating loss was $2.0 million or negative 1.4% operating margin for the three-months ended September 30, 2021, compared to an operating income of $44.0 million for the three-months ended September 30, 2020, primarily due to lower gross profits and higher operating expenses.

•Loss from continuing operations was $4.6 million, or -$0.15 per diluted share, for the three-months ended September 30, 2021, compared to income from continuing operations of $34.0 million, or $1.05 per diluted share, for the three-months ended September 30, 2020.

•Net loss was $4.6 million for the three-months ended September 30, 2021, compared to net income of $33.8 million for the three-months ended September 30, 2020.

•The effective tax rates were negative 96.4% for the three-months ended September 30, 2021 and 21.7% for the three-months ended September 30, 2020, primarily due to the impact of the VAY acquisition.

Comparison for the Six-Months Ended September 30, 2021 to the Six-Months Ended September 30, 2020

•Net sales were $322.6 million up 19.7% for the six-months ended September 30, 2021 compared to net sales of $269.6 million for the six-months ended September 30, 2020. Excluding sales related to the Octane brand, net sales were up 28.2% compared to the six-months ended September 30, 2020. The sales increase was driven primarily by robust sales of our popular SelectTech® weights.
•Gross profit was $97.6 million for the six-months ended September 30, 2021, compared to gross profit of $115.3 million for the six-months ended September 30, 2020. Gross profit margins were 30.2% for the six-months ended September 30, 2021, compared to 42.8% for the six-months ended September 30, 2020. The 12.6 ppts decrease in gross margins was primarily due to: logistics (-7 ppts), commodities, components, and foreign exchange (-5 ppts) and increased investments in JRNY® (-1 ppt).

•Operating expenses were $81.6 million, an increase of $3.2 million, or 4.1% for the six-months ended September 30, 2021, compared to operating expenses of $78.4 million for the six-months ended September 30, 2020, primarily due to $12.5 million more in advertising, increased JRNY® investments of $5.9 million, a legal settlement of $4.7 million, acquisition expenses of $1.0 million, and partially offset by the $20.7 million Octane Loss on Disposal Group for the six-months ended September 30, 2020. Total advertising expenses were $22.9 million for the six-months ended September 30, 2021, compared to $10.4 million for the six-months ended September 30, 2020.

•Operating income was $15.9 million for the six-months ended September 30, 2021, compared to operating income of $36.9 million for the six-months ended September 30, 2020. The decrease was primarily due to lower gross profit and higher operating expenses.

•Net income was $9.3 million for the six-months ended September 30, 2021, compared to net income of $28.7 million for the six-months ended September 30, 2020.

JRNY® Update

Nautilus Inc. continues to enhance the JRNY® platform, creating differentiated connected-fitness experiences for their members. On September 17, 2021, Nautilus completed its acquisition of VAY AG (“VAY”). VAY specializes in computer vision and AI technology and has developed reliable and precise software solutions for human motion analysis using input from a standard RGB (red-green-blue) camera, such as those found on laptops, smartphones, and tablets. With a mission to democratize professional human motion analysis, VAY enables clients in fitness & health to understand and analyze human movement, providing personalized feedback on repetitions and form in real-time. This acquisition will enhance the JRNY® connected-fitness experience by driving innovation and functionality for members, keeping them engaged, and helping them reach their fitness goals.

The Company recently announced that the JRNY® digital fitness platform now includes a video library of instructor-led strength workouts for Bowflex® SelectTech® 552 and 1090 dumbbells, and that, for a limited time, new JRNY® customers will receive a one-year complimentary membership. This marks the latest step in making the JRNY® experience available to more consumers — whether they are using cardio or strength equipment.

The Company also recently introduced the Bowflex® Max Total® 16 cardio machine — the premier model in the popular, one-of-a-kind Max Trainer line — which includes a 16”, embedded HD touch screen that integrates with the enhanced JRNY® digital fitness platform to help members achieve their fitness goals by offering curated workouts and entertainment options that stream while being coached. The Max Trainer has been one of the Company’s all-time best-selling products. This latest offering includes a one-year JRNY® digital fitness platform membership. JRNY® members stay engaged and motivated with unlimited access to voice-coached individualized workouts, world-class trainer-led workouts, and immersive experiences where workouts are paired with Explore the World™ routes. JRNY® also provides integration with other fitness app workouts, which are tracked and saved in the JRNY® member’s journal.

The Company defines JRNY® Members as all individuals who have a JRNY® account and/or subscription, which includes Subscribers, their respective associated members and members who consume free content.

Forward Looking Guidance

Back Half of Fiscal 2022

•The Company’s revenue for the next few quarters will be compared to record results due to the pandemic’s effect on net sales last year. To gauge continued progress against the expanded addressable market, the Company will be measuring business versus the same period two years ago for the next few quarters.

•The Company expects total company net sales for the back half of fiscal 2022 to be between $290 million and $320 million, a 2-year revenue CAGR of 21% to 27%. Sales guidance reflects $6.0 million to $7.0 million of deferred revenue related to the Company’s plan to continue bundling 12-month JRNY® trials with cardio equipment sales.

•The Company expects global supply chain challenges to continue pressuring gross margins in the back half. Gross margins are expected to be 15 to 17 percentage points lower than the same period last year driven by increased logistics, deferred revenue, and investments in JRNY®.

•The Company was pleased with the results of the JRNY® investments in the 1st Half and plans to increase investments in the back half to accelerate membership acquisition. The Company expects these investments to dilute operating margins by 5 to 6 percentage points.

•The Company expects to increase advertising spend in the 2nd Half by 9 to 11 percentage points as a rate of sales to market the latest connected fitness offerings to remain competitive in share of voice in the upcoming fitness season.

•Lastly, the Company expects to continue investing in the infrastructure needed to scale and expects these investments to dilute operating margins by 4 to 5 percentage points.

•Given these investments and the external macro pressure on gross margin, the Company expects a loss in the back half with negative operating margins in the mid-teens.

•The Company continues to expect full year capital expenditures to be between $12 million and $14 million with the majority earmarked for JRNY® investments.

•The Company is raising their guidance for JRNY® members to 250,000 to 350,000 by the end of FY22

Longer term view, beyond Fiscal 2022

•For fiscal year 2023, the Company expects gross margin to improve to the low 30% range driven by stabilization in the logistics environment and the accretive impact of the higher margin subscription business. Thus, the Company expects to return to positive adjusted EBITDA in fiscal year 2023.

•The Company stated that they have made the strategic decision to accelerate investments in JRNY for the remainder of fiscal 2022 and through fiscal 2023 with a focus on product innovation and marketing. The Company now believes that JRNY will be accretive sooner than previously expected and will accelerate the achievement of their long-term operating margin goal of 15% by one year to FYE 2025, with margins expanding to high teens by FYE 26.

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

RESULTS OF OPERATIONS
Results of operations information was as follows (dollars in thousands):

	Three-Months Ended September 30,		Change
	2021	2020	$	%
Net sales	$137,959	$155,391	$(17,432)	(11.2)%
Cost of sales	95,906	87,453	8,453	9.7%
Gross profit	42,053	67,938	(25,885)	(38.1)%
Operating expenses:
Selling and marketing	21,939	19,207	2,732	14.2%
General and administrative	16,376	8,841	7,535	85.2%
Research and development	5,688	4,240	1,448	34.2%
Gain on disposal group	—	(8,345)	8,345	(100.0)%
Total operating expenses	44,003	23,943	20,060	83.8%
Operating (loss) income	(1,950)	43,995	(45,945)	(104.4)%
Other expense:
Interest income	12	1	11
Interest expense	(481)	(253)	(228)
Other, net	94	(376)	470
Total other expense, net	(375)	(628)	253
(Loss) income from continuing operations before income taxes	(2,325)	43,367	(45,692)
Income tax expense	2,242	9,398	(7,156)
(Loss) income from continuing operations	(4,567)	33,969	(38,536)
Loss from discontinued operations, net of taxes	(35)	(131)	96
Net (loss) income	$(4,602)	$33,838	$(38,440)

	Six-Months Ended September 30,		Change
	2021	2020	$	%
Net sales	$322,552	$269,579	$52,973	19.7%
Cost of sales	224,994	154,245	70,749	45.9%
Gross profit	97,558	115,334	(17,776)	(15.4)%
Operating expenses:
Selling and marketing	43,239	31,653	11,586	36.6%
General and administrative	27,899	18,156	9,743	53.7%
Research and development	10,503	7,968	2,535	31.8%
Loss on disposal group	—	20,668	(20,668)	(100.0)%
Total operating expenses	81,641	78,445	3,196	4.1%
Operating income	15,917	36,889	(20,972)	(56.9)%
Other expense:
Interest income	33	2	31
Interest expense	(795)	(591)	(204)
Other, net	(26)	(261)	235
Total other expense, net	(788)	(850)	62
Income from continuing operations before income taxes	15,129	36,039	(20,910)
Income tax expense	5,680	7,056	(1,376)
Income from continuing operations	9,449	28,983	(19,534)
Loss from discontinued operations, net of taxes	(167)	(255)	88
Net income	$9,282	$28,728	$(19,446)

Results of operations information by segment and major product lines was as follows (dollars in thousands):

	Three-Months Ended September 30,		Change
	2021	2020	$	%
Net sales:
Direct net sales:
Cardio products(1)	$22,406	$44,278	$(21,872)	(49.4)%
Strength products(2)	15,447	16,916	(1,469)	(8.7)%
Direct	37,853	61,194	(23,341)	(38.1)%

Retail net sales:
Cardio products(1)	$58,848	$71,924	(13,076)	(18.2)%
Strength products(2)	40,305	21,231	19,074	89.8%
Retail	99,153	93,155	5,998	6.4%

Royalty	953	1,042	(89)	(8.5)%
	$137,959	$155,391	$(17,432)	(11.2)%

Cost of sales:
Direct	$23,877	$26,204	$(2,327)	(8.9)%
Retail	72,029	61,249	10,780	17.6%
	$95,906	$87,453	$8,453	9.7%

Gross profit:
Direct	$13,976	$34,990	$(21,014)	(60.1)%
Retail	27,124	31,906	(4,782)	(15.0)%
Royalty	953	1,042	(89)	(8.5)%
	$42,053	$67,938	$(25,885)	(38.1)%
Gross profit margin:
Direct	36.9%	57.2%	(2,030)	basis points
Retail	27.4%	34.3%	(690)	basis points

Contribution:
Direct	$(1,835)	$17,588	(19,423)	(110.4)%
Retail	18,741	23,442	(4,701)	(20.1)%

Contribution rate:
Direct	(4.8)%	28.7%	(3,350)	basis points
Retail	18.9%	25.2%	(630)	basis points

(1) Cardio products include: connected-fitness bikes, the Bowflex® C6, VeloCore®, Schwinn® IC4, Max Trainer®, connected-fitness treadmills, other exercise bikes, ellipticals and subscription services.
(2) Strength products include: Bowflex® Home Gyms, Bowflex® SelectTech® dumbbells, kettlebell and barbell weights, and accessories.

	Six-Months Ended September 30,		Change
	2021	2020	$	%
Net sales:
Direct net sales:
Cardio products(1)	$53,836	$89,863	$(36,027)	(40.1)%
Strength products(2)	47,413	21,764	25,649	117.9%
Direct	101,249	111,627	(10,378)	(9.3)%

Retail net sales:
Cardio products(1)	148,772	120,935	27,837	23.0%
Strength products(2)	70,865	35,168	35,697	101.5%
Retail	219,637	156,103	63,534	40.7%

Royalty	1,666	1,849	(183)	(9.9)%
	$322,552	$269,579	$52,973	19.7%
Cost of sales:
Direct	$62,759	$49,114	$13,645	27.8%
Retail	162,235	105,131	57,104	54.3%
	$224,994	$154,245	$70,749	45.9%
Gross profit:
Direct	$38,490	$62,513	$(24,023)	(38.4)%
Retail	57,402	50,972	6,430	12.6%
Royalty	1,666	1,849	(183)	(9.9)%
	$97,558	$115,334	$(17,776)	(15.4)%

Gross profit margin:
Direct	38.0%	56.0%	(1,800)	basis points
Retail	26.1%	32.7%	(660)	basis points

Contribution:
Direct	$4,924	$34,583	$(29,659)	(85.8)%
Retail	40,831	35,055	5,776	16.5%

Contribution rate:
Direct	4.9%	31.0%	(2,610)	basis points
Retail	18.6%	22.5%	(390)	basis points

(1) Cardio products include: connected-fitness bikes, the Bowflex® C6, VeloCore®, Schwinn® IC4, Max Trainer®, connected-fitness treadmills, other exercise bikes, ellipticals and subscription services.
(2) Strength products include: Bowflex® Home Gyms, Bowflex® SelectTech® dumbbells, kettlebell and barbell weights, and accessories.

Sales and Gross Profit

Direct Segment
Net sales were $37.9 million for the three-month period ended September 30, 2021, compared to $61.2 million, a decline of 38.1%, versus the same period in 2020. Demand trends and sales results for the quarter were more in line with pre-pandemic seasonality.

Cardio sales declined 49.4% versus the same period in 2020. Lower sales were primarily driven by lower bike sales, partially offset by increased sales of treadmills and the Max M9, which was the Direct segment’s best-selling model. Strength product sales declined 8.7% versus the same period in 2020. Lower sales were primarily driven by lower sales of Bowflex® Home Gyms partially offset by increased sales of SelectTech® weights.

Given the improvement in the Company’s inventory position and the ability to fulfill orders within the quarter, the Direct segment's backlog as of September 30, 2021 is down to $1.1 million compared to $26.5 million as of March 31, 2021. These amounts represent unfulfilled consumer orders net of current promotional programs and sales discounts.

Gross profit margins were 36.9% for the three-month period ended September 30, 2021 versus 57.2% for the same period in 2020. The 20.3 ppt decrease in gross margin was primarily driven by: logistics (-13 ppts), increased investments in JRNY® (-5 ppts) and commodities, components, and foreign exchange (-2 ppts). Gross profit was $14.0 million, down 60.1% versus the same period in 2020.

Segment contribution loss was $1.8 million for the three-month period ended September 30, 2021, compared to income of $17.6 million for the same period in 2020. The decline was primarily driven by lower gross profit, including increased investments in JRNY®, partially offset by decreased media spend. Advertising expenses were $6.8 million compared to $8.0 million for the same period in 2020.

Comparison of Segment Results for the Six-Month Period Ended September 30, 2021 to the Six-Month Period Ended September 30, 2020

Net sales for the six-month period ended September 30, 2021 were $101.2 million, down 9.3% versus the same period in 2020. Decreased sales were driven primarily by cardio products which declined by 40.1% versus the same period in 2020, due to lower sales of bikes and partially offset by increased sales of treadmills and max trainers. Strength products sales grew 117.9% versus the same period in 2020 driven by SelectTech® weights and benches.

Gross profit margin for the six-month period ended September 30, 2021 were 38.0% down from 56.0% for the same period in 2020. The 18.0 ppt decrease in gross profit margin was primarily driven by: logistics (-12 ppts), commodities, components, and foreign exchange (-3 ppts) and increased investments in JRNY® (-3 ppts). Gross profit was $38.5 million, a decrease of 38.4% versus the same period in 2020.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the second quarter of 2021 were 56.1%, compared to 48.5% for the same period in 2020. The increase in approvals reflects higher credit quality applications.

Retail Segment
Net sales for the three-month period ended September 30, 2021 were $99.2 million, up 6.4%, from $93.2 million for the same period in 2020, or 18.6% excluding sales related to the Octane brand. Retail segment sales outside the United States and Canada grew 42%, or 57% excluding Octane. Due to the severe shortage of shipping containers, some factory fulfilled orders, representing over $22 million in revenue, did not ship as planned in late September. 56% of those orders shipped in October.

Cardio sales for the three-month period ended September 30, 2021 decreased by 18.2%, excluding sales related to Octane net sales were down 5.6%, compared to the same period in 2020. Lower sales were primarily driven by bikes and ellipticals. Strength product sales grew by 89.8%, led by the popular SelectTech® weights.

Gross profit margins were 27.4% for the three-month period ended September 30, 2021 down from 34.3% for the same period in 2020. The 6.9 ppt decrease in gross margin was primarily driven by: commodities, components, and foreign exchange (-4 ppts) and logistics (-3 ppts). Gross profit was $27.1 million, a decrease of 15.0% versus the same period in 2020.

Segment contribution income for the three-month period ended September 30, 2021 was $18.7 million, or 18.9% of sales, compared to $23.4 million, or 25.2% of sales for the same period in 2020, primarily driven by lower gross profit.

Comparison of Segment Results for the Six-Month Period Ended September 30, 2021 to the Six-Month Period Ended September 30, 2020

Net sales for the six-month period ended September 30, 2021 were $219.6 million up 40.7% as compared to $156.1 million for the same period in 2020. Excluding sales related to Octane, net sales were up 58.9% versus the same period in 2020. Cardio sales were up 23.0% compared to the same period in 2020, driven primarily by bikes and treadmills. Excluding sales related to Octane, cardio sales were up 44.4% versus the same period in 2020. Strength sales were up 101.5% compared to the same period in 2020, driven primarily SelectTech® weights.

Gross profit margin for the six-month period ended September 30, 2021 were 26.1%, down from 32.7% for the same period in 2020. The 6.6 ppt decrease in gross profit margin was primarily driven by: commodities, components, and foreign exchange (-4 ppts) and logistics (-3 ppts). Gross profit was $57.4 million, an increase of 12.6% versus the same period in 2020.

Segment contribution income for the six-month period ended September 30, 2021 was $40.8 million compared to $35.1 million, or 18.6% of sales for the six-month period ended September 30, 2020, primarily driven by higher gross profit.

Royalty

Royalty income decreased by $0.1 million, or 8.5%, to $1.0 million for the three-month period ended September 30, 2021, compared to the same period of 2020, primarily due to royalty settlements.

Royalty income decreased by $0.2 million, or 9.9%, to $1.7 million for the six-month period ended September 30, 2021, compared to the same period of 2020, primarily due to royalty settlements.

Selling and Marketing

Selling and marketing expenses include payroll, employee benefits, and other headcount-related expenses associated with sales and marketing personnel, and the costs of media advertising, promotions, trade shows, seminars, sales incentives related to our our JRNY® platform and other programs.

Selling and marketing information was as follows (dollars in thousands):

	Three-Months Ended September 30,		Change
	2021	2020	$	%
Selling and marketing	$21,939	$19,207	$2,732	14.2%
As % of net sales	15.9%	12.4%

	Six-Months Ended September 30,		Change
	2021	2020	$	%
Selling and marketing	$43,239	$31,653	$11,586	36.6%
As % of net sales	13.4%	11.7%

The increase in selling and marketing expenses for the three-month period ended September 30, 2021 compared to the same period of 2020 was primarily related to $5.3 million in brand advertising. The increase in selling and marketing expenses for the six-month period ended September 30, 2021 compared to the same period of 2020 was primarily related to $8.1 million in brand advertising.

Media advertising expense is the largest component of selling and marketing and was as follows (dollars in thousands):

	Three-Months Ended September 30,		Change
	2021	2020	$	%
Media advertising - Direct	$6,776	$8,017	$(1,241)	(15.5)%
Media advertising - Brand	5,279	—	5,279	*
Total advertising	$12,055	$8,017	$4,038	50.4%

*Not meaningful

	Six-Months Ended September 30,		Change
	2021	2020	$	%
Media advertising - Direct	$14,792	$10,402	$4,390	42.2%
Media advertising - Brand	8,087	—	8,087	*
Total advertising	$22,879	$10,402	$12,477	119.9%
*Not meaningful

The decrease in media advertising for Direct for the three-month period ended September 30, 2021 compared to the same period of 2020 was primarily due the launch of the Bowflex® VeloCore® bike last year. The increase in media advertising for Direct for the six-month period ended September 30, 2021 compared to the same period of 2020 was primarily due to the return to normalized levels of media spend.

General and Administrative

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, acquisition costs and other administrative fees.

General and administrative was as follows (dollars in thousands):

	Three-Months Ended September 30,		Change
	2021	2020	$	%
General and administrative	$16,376	$8,841	$7,535	85.2%
As % of net sales	11.9%	5.7%

	Six-Months Ended September 30,		Change
	2021	2020	$	%
General and administrative	$27,899	$18,156	$9,743	53.7%
As % of net sales	8.6%	6.7%

The increase in general and administrative expenses for the three-month period ended September 30, 2021 compared to the same period of 2020 was primarily due to a $4.7 million loss contingency related to a legal settlement for a class action lawsuit, $1.7 million increase in personnel expenses and acquisition costs of $0.8 million.

The increase in general and administrative expenses for the six-month period ended September 30, 2021 compared to the same period of 2020 was primarily due to a $4.7 million loss contingency related to a legal settlement for a class action lawsuit, $3.4 million increase in personnel expenses and acquisition costs of $1.0 million.

Research and Development
Research and development expenses include payroll, employee benefits, other headcount-related expenses and information technology associated with product development.

Research and development was as follows (dollars in thousands):

	Three-Months Ended September 30,		Change
	2021	2020	$	%
Research and development	$5,688	$4,240	$1,448	34.2%
As % of net sales	4.1%	2.7%

	Six-Months Ended September 30,		Change
	2021	2020	$	%
Research and development	$10,503	$7,968	$2,535	31.8%
As % of net sales	3.3%	3.0%

The increases in research and development expenses for the three and six-month periods ended September 30, 2021, as compared to the same periods of 2020, were driven primarily by increased investments in JRNY®, our digital platform.

(Gain) Loss on Disposal Group
The (gain) loss on disposal group for the three and six-month periods ended September 30, 2020 related to the disposal of our Octane Business in 2020.

Operating (Loss) Income
Operating loss for the three-months ended September 30, 2021 was $2.0 million, a decrease of $46.0 million, or 104.4%, as compared to an operating income of $44.0 million compared to the same period of 2020. The decrease was primarily due to lower gross profit and increased operating expenses as discussed in more detail above.

Operating income for the six-months ended September 30, 2021 was $15.9 million, a decrease of $21.0 million, or 56.9%, as compared to an operating income of $36.9 million compared to the same period of 2020. The decrease was primarily due to lower gross profit and increased operating expenses as discussed in more detail above.

Other, Net
Other, net relates to the effect of exchange rate fluctuations with the U.S. and our foreign subsidiaries.

Income Tax Expense
Income tax provision includes U.S. and international income taxes, and interest and penalties on uncertain tax positions.

Income tax expense was as follows (dollars in thousands):

	Three-Months Ended September 30,		Change
	2021	2020	$	%
Income tax expense	$2,242	$9,398	$(7,156)	(76.1)%
Effective tax rate	(96.4)%	21.7%

	Six-Months Ended September 30,		Change
	2021	2020	$	%
Income tax expense (benefit)	$5,680	$7,056	$(1,376)	(19.5)%
Effective tax rate	37.5%	19.6%

Income tax expense for the three-months ended September 30, 2021 was primarily due to the non-deductible GAAP book expenses that are not allowed for income tax purposes. Such expenses were incurred in the second quarter as a result of our acquisition of VAY, consequently increasing the effective tax rate for the same period. Income tax expense for the three-months ended September 30, 2020 was as a result of the profit generated in U.S.

Income tax expense for the six-months ended September 30, 2021 was primarily a result of the profit generated in the U.S combined with the aforementioned non-deductible GAAP book expenses incurred during the second quarter. The lower effective tax rate from continuing operations for the six-months ended September 30, 2020 was primarily due to the 14% rate benefit of net operating loss carry-backs as a result of the enactment of the CARES Act.

(Loss) Income from Continuing Operations
Loss from continuing operations was $4.6 million for the three-months ended September 30, 2021, or -$0.15 per diluted share, compared to income from continuing operations of $34.0 million, or $1.05 per diluted share, for the three-months ended September 30, 2020. The decrease in income from continuing operations was primarily due to lower gross profit and higher operating expenses as discussed in more detail above.

Income from continuing operations was $9.4 million for the six-months ended September 30, 2021, or $0.29 per diluted share, compared to $29.0 million, or $0.90 per diluted share, for the six-months ended September 30, 2020. The decrease was primarily due to lower gross profit and increased operating expenses as discussed in more detail above.

Net (Loss) Income
Net loss was $4.6 million for the three-months ended September 30, 2021, compared to net income of $33.8 million for the three-months ended September 30, 2020. Net loss per diluted share was -$0.15 for the three-months ended September 30, 2021, compared to net income per diluted share of $1.04 for the three-months ended September 30, 2020.

Net income was $9.3 million for the six-months ended September 30, 2021, compared to net income of $28.7 million for the six-months ended September 30, 2020. Net income per diluted share was $0.29 for the six-months ended September 30, 2021, compared to net income per diluted share of $0.90 for the six-months ended September 30, 2020.

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

As of September 30, 2021, we had $21.5 million of cash, cash equivalents, restricted cash, and $49.0 million was available for borrowing under the ABL Revolving Facility, compared to $113.2 million of cash, cash equivalents, restricted cash and available-for-sale securities, and $54.4 million available for borrowing under the ABL Revolving Facility as of March 31, 2021. We expect our cash, cash equivalents, restricted cash and amounts available for borrowing under our Credit Facility as of September 30, 2021, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from September 30, 2021.

On October 29, 2021, we amended our Credit Agreement. The amendment increased the aggregate principal amount available under the ABL Revolving Facility from $55.0 million to $100.0 million (“Revolver”), subject to a borrowing base. The maturity date of the Credit Facility was extended to October 29, 2026. The unamortized balance on the Term Loan was $11.5 million, as of the effective date of the Amendment, and will amortize on a new 60-month straight line basis to coincide with the extended maturity date.

Cash used in operating activities was $56.8 million for the six-month period ended September 30, 2021, compared to cash provided in operating activities of $63.6 million for the six-month period ended September 30, 2020. The decrease in cash flows from operating activities for the six-month period ended September 30, 2021 as compared to the same period of 2020 was primarily due to changes in our operating assets and liabilities discussed below, as well as the decrease in net income.

Trade receivables were basically flat at $88.7 million as of September 30, 2021 and March 31, 2021, primarily due to timing of customer payments on decreased sales.

Inventory was $162.7 million as of September 30, 2021, compared to $68.1 million as of March 31, 2021. The increase in inventory was driven by the strategic decision to increase on-hand inventory levels for the holiday season given continued disruption in global logistics. About 40% of inventory as of September 30, 2021 was in-transit.

Prepaid and other current assets decreased by $12.7 million to $13.1 million, compared to $25.8 million as of March 31, 2021, primarily related to other short-term deposits for inventory.

Trade payables increased by $16.4 million to $115.2 million as of September 30, 2021, compared to $98.9 million as of March 31, 2021, primarily due to timing of payments for inventory.

Accrued liabilities increased by $2.8 million to $22.4 million as of September 30, 2021, compared to $19.6 million as of March 31, 2021, primarily due to an accrued loss contingency related to a class action lawsuit legal settlement.

Cash provided by investing activities of $41.7 million for the six-month period ended September 30, 2021 was primarily due to proceeds from sales and maturities of available-for-sale securities partially offset by the $26.8 million acquisition of VAY. We anticipate spending between $12.0 million and $14.0 million in fiscal 2022 for digital platform enhancements, systems integration, and production tooling.

Cash provided by financing activities was $1.6 million for the six-month period ended September 30, 2021 was primarily related to proceeds from long-term debt.

Financing Arrangements

On October 29, 2021, we amended our Credit Agreement. The amendment increased the aggregate principal amount available under the ABL Revolving Facility from $55.0 million to $100.0 million ("Revolver"), subject to a borrowing base. The maturity date of the Credit Facility was extended to October 29, 2026. The unamortized balance on the Term Loan was $11.5 million, as of the effective date of the Amendment, and will amortize on a new 60-month straight line basis to coincide with the extended maturity date.

Other structural improvements to the Credit Agreement include amending the definition of Springing Trigger Event to mean the greater of (i) 10.0% of the lesser of (a) the Revolver Commitment and (b) the Borrowing Base as of such date of determination and (ii) $7.5 million. The Springing Trigger Event pertains to the period in which a Fixed Charge Coverage Ratio test will apply and be tested. Consistent with the Credit Agreement before the Amendment, there continues to be no additional financial maintenance covenants. Additionally, the borrowing base definitions were favorably amended to change the eligible in-transit inventory sublimit from $10.0 million to $22.5 million and the total inventory sublimit from $35.0 million to $65.0 million.

On May 13, 2021, we amended the January 31, 2020 Credit Agreement with Wells Fargo Bank, National Association (“Wells Fargo”) and lenders from time to time party thereto (collectively with Wells Fargo the “Lenders”) (the “Credit Agreement”), pursuant to which the Lenders have agreed, among other things, to make available to us an asset-based revolving loan facility in the aggregate principal amount of up to $55.0 million, subject to a borrowing base (the “ABL Revolving Facility”), and a term loan facility in the aggregate principal amount of $15.0 million (the “Term Loan Facility” and together with the ABL Revolving Facility, the “Credit Facility"), in each case, as such amounts may increase or decrease in accordance with the terms of the Credit Agreement. Several key features have been beneficially amended including permanently removing the $7.5 million minimum liquidity covenant and minimum EBITDA covenant that was scheduled to commence February 1, 2022. The Credit Facility now contains a single market-based 1.0x springing fixed charge coverage ratio tested only when availability is less than the greater of $6.0 million and 12.5% of the Loan Cap, as defined in the Credit Agreement. Various borrowing base definitions and limits were also amended that will result in improved availability under the asset-based revolver. In addition to the above structural improvements, the interest rate on the Term Loan Facility was reduced to LIBOR plus 4.50% versus 5.00%. The Term Loan Facility continues to contain amortization as originally scheduled. The repayment of obligations under the Credit Agreement is secured by substantially all of our assets. Principal and interest amounts are required to be paid as scheduled.Interest on the ABL Revolving Facility will accrue at LIBOR plus a margin of 1.75% to 2.25% (based on average quarterly availability) and interest on the Term Loan Facility will accrue at LIBOR plus 4.50%. As of September 30, 2021, our interest rate was 1.83% for the ABL Revolving Facility and 4.58% for the Term Loan Facility.

As of September 30, 2021, outstanding borrowings totaled $17.5 million, with $11.5 million and $6.0 million under our Term Loan Facility and ABL Revolving Facility, respectively. As of September 30, 2021, we were in compliance with the financial covenants of the Credit Agreement and $49.0 million was available for borrowing under the ABL Revolving Facility. Any outstanding balance is due and payable on January 31, 2025.

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

Off-Balance Sheet Arrangements
We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of September 30, 2021, we had approximately $78.0 million, compared to $216.3 million as of March 31, 2021 in non-cancellable market-based purchase obligations, primarily to secure additional factory capacity for inventory purchases in the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses. The decrease in purchase obligations was primarily due to receipt of inventory ordered for the fitness season.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no liabilities were recorded at September 30, 2021.

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 for a discussion of recent accounting pronouncements.

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

Our ABL Revolving Facility and Term Loan Facility generally charge interest based on a benchmark rate such as LIBOR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of September 30, 2021, the outstanding balances on our ABL Revolving Facility and Term Loan Facility totaled $17.5 million.

We enter into foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. Total notional amounts outstanding as of September 30, 2021 were $42.3 million.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures
In accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, our management, including the Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable Securities and Exchange Commission rules and forms, and that it is accumulated and communicated to our management, including our Principal Executive Officer Principal Financial Officer, and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three-months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur. As of September 30, 2021, we accrued $4.7 million for a contingent loss related to a legal settlement involving a class action lawsuit related to the advertisement of our treadmills. The settlement includes damages, a one-year free membership to JRNY®, and administrative fees and is reflected in Accrued liabilities and Other long-term liabilities on the face of our Consolidated Balance Sheets.

As of the date of filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Item 1A.    Risk Factors

We operate in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in our 2020 Form 10-K are not the only risks and uncertainties to which we are subject, and there may be other risk and uncertainties that are not currently considered material or are not known to us that could impair our business or operations. If any of the risks described in our 2020 Form 10-K actually occur, our business, operating results and financial position could be adversely affected. There have been no material changes to the risk factors as set forth in our 2020 Form 10-K.

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

10.1
Third Amendment to Credit Agreement dated October 29, 2021, by and between Nautilus, Inc. and Wells Fargo Bank, National Association - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated October 29, 2021 filed with the Commission on November 4, 2021.

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

NAUTILUS, INC.
(Registrant)

November 9, 2021	By:	/S/ James Barr IV
Date		James Barr IV
Chief Executive Officer

NAUTILUS, INC.
(Registrant)

November 9, 2021	By:	/S/ Aina E. Konold
Date		Aina E. Konold
Chief Financial Officer