Form 10-Q
period 2021-12-31
NAUTILUS, INC.
filed 2022-02-09
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
The number of shares outstanding of the registrant's common stock as of February 4, 2022 was 31,248,298 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	December 31, 2021	March 31, 2021
Assets
Cash and cash equivalents	$18,402	$38,441
Restricted cash	1,339	1,339
Available-for-sale securities	—	73,448
Trade receivables, net of allowances of $657 and $1,177	93,611	88,657
Inventories	128,113	68,085
Prepaids and other current assets	10,981	25,840
Income taxes receivable	8,103	—
Total current assets	260,549	295,810
Property, plant and equipment, net	30,976	24,496
Operating lease right-of-use assets	24,534	19,108
Goodwill	24,510	—
Other intangible assets, net	9,319	9,365
Deferred income tax assets, non-current	4,554	2,144
Income taxes receivable, non-current	5,673	—
Other assets - restricted, non-current	3,887	—
Other assets	2,963	3,307
Total assets	$366,965	$354,230
Liabilities and Shareholders' Equity
Trade payables	$61,850	$98,878
Accrued liabilities	25,232	19,627
Operating lease liabilities, current portion	4,653	3,384
Financing lease liabilities, current portion	119	—
Warranty obligations, current portion	5,724	7,243
Income taxes payable, current portion	914	5,709
Debt payable, current portion, net of unamortized debt issuance costs of $83 and $83	2,217	3,000
Total current liabilities	100,709	137,841
Operating lease liabilities, non-current	21,855	17,875
Financing lease liabilities, non-current	423	—
Warranty obligations, non-current	1,401	1,408
Income taxes payable, non-current	3,997	3,657
Other non-current liabilities	4,301	607
Debt payable, non-current, net of unamortized debt issuance costs of $173 and $236	53,594	10,297
Total liabilities	186,280	171,685
Commitments and contingencies (Note 16)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 31,245 and 30,576 shares issued and outstanding	4,879	2,176
Retained earnings	176,307	180,524
Accumulated other comprehensive loss	(501)	(155)
Total shareholders' equity	180,685	182,545
Total liabilities and shareholders' equity	$366,965	$354,230

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2021	2020	2021	2020
Net sales	$147,258	$189,259	$469,810	$458,838
Cost of sales	117,342	111,388	342,336	265,633
Gross profit	29,916	77,871	127,474	193,205
Operating expenses:
Selling and marketing	32,395	21,998	75,634	53,651
General and administrative	11,456	10,364	39,355	28,520
Research and development	5,379	4,029	15,882	11,997
Loss on disposal group	—	—	—	20,668
Total operating expenses	49,230	36,391	130,871	114,836
Operating (loss) income	(19,314)	41,480	(3,397)	78,369
Other expense:
Interest income	1	7	34	9
Interest expense	(354)	(280)	(1,149)	(871)
Other, net	(789)	(3,367)	(815)	(3,628)
Total other expense, net	(1,142)	(3,640)	(1,930)	(4,490)
(Loss) income from continuing operations before income taxes	(20,456)	37,840	(5,327)	73,879
Income tax (benefit) expense	(7,001)	8,588	(1,321)	15,644
(Loss) income from continuing operations	(13,455)	29,252	(4,006)	58,235
Discontinued operations:
Loss from discontinued operations before income taxes	(118)	(65)	(195)	(128)
Income tax (benefit) expense of discontinued operations	(74)	251	16	443
Loss from discontinued operations	(44)	(316)	(211)	(571)
Net (loss) income	$(13,499)	$28,936	$(4,217)	$57,664

Basic (loss) income per share from continuing operations	$(0.43)	$0.97	$(0.13)	$1.94
Basic loss per share from discontinued operations	—	(0.01)	(0.01)	(0.02)
Basic net (loss) income per share	$(0.43)	$0.96	$(0.14)	$1.92

Diluted (loss) income per share from continuing operations	$(0.43)	$0.90	$(0.13)	$1.80
Diluted loss per share from discontinued operations	—	(0.01)	(0.01)	(0.02)
Diluted net (loss) income per share	$(0.43)	$0.89	$(0.14)	$1.78

Shares used in per share calculations:
Basic	31,199	30,284	30,955	30,077
Diluted	31,199	32,633	30,955	32,336

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited and in thousands)

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2021	2020	2021	2020
Net (loss) income	$(13,499)	$28,936	$(4,217)	$57,664
Other comprehensive income:
Unrealized loss on available-for-sale securities, net of income tax expense of $—, $—, $— and $—	—	(4)	(4)	(4)
Foreign currency translation, net of income tax (expense) benefit of $(2), $(10), $2 and $(4)	(148)	760	(342)	1,330
Other comprehensive (loss) income	(148)	756	(346)	1,326
Comprehensive (loss) income	$(13,647)	$29,692	$(4,563)	$58,990

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2021	30,576	$2,176	$180,524	$(155)	$182,545
Net income	—	—	13,884	—	13,884
Unrealized loss on marketable securities, net of income tax benefit of $7	—	—	—	—	—
Foreign currency translation adjustment, net of income tax benefit of $13	—	—	—	217	217
Stock-based compensation expense	—	1,225	—	—	1,225
Common stock issued under equity compensation plan, net of shares withheld for tax payments	201	(1,259)	—	—	(1,259)
Common stock issued under employee stock purchase plan	17	269	—	—	269
Balance, June 30, 2021	30,794	2,411	194,408	62	196,881
Net loss	—	—	(4,602)	—	(4,602)
Unrealized loss on marketable securities, net of income tax expense of $7	—	—	—	(4)	(4)
Foreign currency translation adjustment, net of income tax expense of $21	—	—	—	(411)	(411)
Stock-based compensation expense	—	1,540	—	—	1,540
Common stock issued under equity compensation plan, net of shares withheld for tax payments	365	(893)	—	—	(893)
Common stock issued under employee stock purchase plan	—	—	—	—	—
Balance, September 30, 2021	31,159	3,058	189,806	(353)	192,511
Net loss	—	—	(13,499)	—	(13,499)
Foreign currency translation adjustment, net of income tax expense of $2	—	—	—	(148)	(148)
Stock-based compensation expense	—	1,846	—	—	1,846
Common stock issued under equity compensation plan, net of shares withheld for tax payments	57	(242)	—	—	(242)
Common stock issued under employee stock purchase plan	29	217	—	—	217
Balance, December 31, 2021	31,245	$4,879	$176,307	$(501)	$180,685

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2020	29,817	$1,781	$92,456	$(1,312)	$92,925
Net loss	—	—	(5,110)	—	(5,110)
Foreign currency translation adjustment, net of income tax benefit of $15	—	—	—	353	353
Stock-based compensation expense	—	865	—	—	865
Common stock issued under equity compensation plan, net of shares withheld for tax payments	87	—	—	—	—
Common stock issued under employee stock purchase plan	63	83	—	—	83
Balance, June 30, 2020	29,967	2,729	87,346	(959)	89,116
Net income	—	—	33,838	—	33,838
Foreign currency translation adjustment, net of income tax expense of $13	—	—	—	217	217
Stock-based compensation expense	—	1,071	—	—	1,071
Common stock issued under equity compensation plan, net of shares withheld for tax payments	290	(796)	—	—	(796)
Balance, September 30, 2020	30,257	3,004	121,184	(742)	123,446
Net income	—	—	28,936	—	28,936
Unrealized gain on marketable securities, net of income tax expense of $—	—	—	—	(4)	(4)
Foreign currency translation adjustment, net of income tax benefit of $2	—	—	—	760	760
Stock-based compensation expense	—	1,234	—	—	1,234
Common stock issued under equity compensation plan, net of shares withheld for tax payments	42	(1,350)	—	—	(1,350)
Common stock issued under employee stock purchase plan	31	173	—	—	173
Balance, December 31, 2020	30,330	$3,061	$150,120	$14	$153,195

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine-Months Ended December 31,
	2021	2020
Cash flows from operating activities:
(Loss) income from continuing operations	$(4,006)	$58,235
Loss from discontinued operations	(211)	(571)
Net (loss) income	(4,217)	57,664
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	5,987	6,638
Benefit for allowance for doubtful accounts	(468)	(42)
Inventory lower of cost or net realizable value	291	1,409
Stock-based compensation expense	4,611	3,170
Deferred income taxes, net of valuation allowances	(2,938)	(8,037)
Other	610	(1,160)
Loss on asset dispositions	—	709
Loss on disposal group	—	20,668
Loss on other investment in non-controlled affiliates impairment	—	2,500
Changes in operating assets and liabilities:
Trade receivables	(4,298)	(61,830)
Inventories	(59,258)	(28,529)
Prepaids and other assets	10,059	(8,616)
Income taxes receivable	(13,774)	6,128
Trade payables	(36,366)	62,090
Accrued liabilities and other liabilities, including warranty obligations	8,178	12,573
Net cash (used in) provided by operating activities	(91,583)	65,335
Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	73,448	—
Acquisition of business, net of cash acquired	(26,012)	—
Purchases of property, plant and equipment	(9,136)	(8,033)
Purchases of available-for-sale securities	—	(36,199)
Proceeds from the sale of disposal group	—	21,410
Net cash provided by (used in) investing activities	38,300	(22,822)
Cash flows from financing activities:
Proceeds from long-term debt	63,652	1,616
Payments on long-term debt	(22,477)	(14,815)
Payment of debt issuance costs	(577)	(19)
Payments on finance lease liabilities	(30)	—
Proceeds from employee stock purchases	486	256
Proceeds from exercise of stock options	472	50
Tax payments related to stock award issuances	(2,866)	(2,196)
Net cash provided by (used in) financing activities	38,660	(15,108)
Effect of exchange rate changes	(1,529)	4,059
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,152)	31,464
Cash, cash equivalents and restricted cash at beginning of period	39,780	26,456
Cash, cash equivalents and restricted cash at end of period	$23,628	$57,920

Supplemental disclosure of cash flow information:
Cash paid for interest	$639	$651
Cash paid for income taxes, net	19,857	17,257
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$333	$908

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same amounts shown above:
	December 31,
	2021	2020
Cash and cash equivalents	$18,402	$56,581
Restricted cash	1,339	1,339
Other assets - restricted, non-current	3,887	—
Total cash, cash equivalents and restricted cash	$23,628	$57,920
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

On December 30, 2020, our Board of Directors approved a change in our fiscal year end from December 31st to March 31st. This document reflects our third fiscal quarter, which ended December 31, 2021, of our fiscal year from April 1, 2021 through March 31, 2022.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of December 31, 2021 and March 31, 2021, and our results of operations, comprehensive (loss) income and shareholders' equity for the three and nine-month periods ended December 31, 2021 and 2020 and our cash flows for the nine-month period ended December 31, 2021 and 2020. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally, and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

Update to Significant Accounting Policies

Goodwill
Goodwill consists of the excess of acquisition costs over the fair values of net assets acquired in business combinations. We review goodwill for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount may be impaired. For this purpose, goodwill is evaluated at the reporting unit level. For further information regarding goodwill, see Note 2, Business Acquisition and Note 8, Goodwill and Other Intangible Assets.

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

(2) BUSINESS ACQUISITION

On September 17, 2021, we acquired VAY AG (“VAY”) for an aggregate purchase consideration of approximately $26.9 million using cash on hand. Headquartered in Zurich, Switzerland, VAY specializes in computer vision and AI technology solutions and has developed software solutions for human motion analysis using any normal RGB (red-green-blue) camera from a device, such as a laptop, smartphone, or tablet. With a mission to democratize professional human motion analysis, VAY enables clients in fitness and health industries to understand and analyze human movement, providing personalized feedback on repetitions and form in real-time.

We accounted for the transaction as a business combination. Goodwill from the acquisition of $24.5 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets and liabilities assumed and is not deductible for tax purposes. Goodwill recorded in connection with this acquisition is primarily attributable to VAY intellectual property base, employee workforce and application to future digital technologies. Acquired assets were recorded at estimated fair value as of the acquisition date. Certain liabilities were acquired as part of the transaction and were recorded at estimated fair value.

Total acquisition costs incurred through the nine-months ended December 31, 2021 were $1.0 million and were expensed in general and administrative costs. Since the acquisition occurred on September 17, 2021, no material amount of net sales or net income related to the VAY business was included in our reported December 31, 2021 financial statements.

The sellers of VAY have the opportunity to earn additional contingency consideration subject to the achievement of continued employment over an 18 month period and a total of twenty software engineers. The contingent consideration arrangement of $3.9 million will be paid to the former owners of VAY upon achievement of these milestones and recognized as compensatory expense over the service period. An escrow account was funded for the contingency consideration and is reported on the Condensed Consolidated Balance Sheets as Other assets - restricted, non-current.

Purchase Price Allocation
The purchase price allocation was determined based on the fair values of the assets and liabilities identified as of the acquisition date and may be adjusted, within a period of no more than 12 months from the acquisition date, if the final fair values change as a result of circumstances existing at the acquisition date, and upon receipt of final appraisals and valuations. Such fair value adjustments may arise in respect of property, plant and equipment upon completion of the necessary valuations and physical verifications of such assets.

The following table summarizes the preliminary fair values of the net assets acquired and liabilities assumed and measurement period adjustments since September 17, 2021, the acquisition date (in thousands):

	Preliminary valuation at September 17, 2021	Measurement period adjustments	Adjusted valuation at December 31, 2021
Cash	$230	$637	$867
Accounts receivable	9	—	9
Prepaid expenses	15	(2)	13
Deferred tax assets	58	1	59
Developed technology (included in property, plant and equipment)	3,000	—	3,000
Identifiable assets acquired	3,312	636	3,948

Accrued liabilities	187	745	932
Unearned revenue	53	3	56
Deferred tax liabilities, non-current	591	—	591
Total liabilities assumed	831	748	1,579

Net identifiable assets acquired	2,481	(112)	2,369
Goodwill	24,508	2	24,510
Total assets acquired	$26,989	$(110)	$26,879
The allocation of the purchase price is preliminary and is based upon valuation information available and estimates and assumptions made as of December 31, 2021. We are still in the process of verifying data and finalizing information including valuation and recording of the assets acquired and liabilities assumed, and the resulting amount of recognized goodwill

This acquisition is not material to our net sales, results of operations or total assets during any period presented. Accordingly, our consolidated results from operations do not differ materially from historical performance as a result of this acquisition, and, therefore, pro forma results are not presented.

(3) REVENUES

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2021	2020	2021	2020
Product sales	$141,885	$183,642	$454,822	$444,876
Extended warranties and services	1,841	2,852	4,985	6,222
Other(1)	3,532	2,765	10,003	7,740
Net sales	$147,258	$189,259	$469,810	$458,838
(1) Other revenue is primarily subscription revenue, freight and delivery and royalty income.

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2021	2020	2021	2020
United States	$110,870	$153,919	$360,540	$381,571
Canada	22,912	17,955	60,126	36,947
Europe, the Middle East and Africa	9,874	14,024	37,456	31,022
All other	3,602	3,361	11,688	9,298
Net sales	$147,258	$189,259	$469,810	$458,838

As of December 31, 2021, estimated revenue expected to be recognized in the future totaled $53.0 million, primarily related to customer order backlog, which includes firm orders for future shipment and unfulfilled orders to our Retail customers, as well as unfulfilled consumer orders within the Direct channel. Direct orders of $8.8 million and Retail orders of $44.2 million comprised our backlog as of December 31, 2021, compared to Direct orders of $46.5 million and Retail orders of $208.7 million as of December 31, 2020. The estimated future revenues are net of contractual rebates and consideration payable for applicable Retail customers, and net of current promotional programs and sales discounts for our Direct customers.

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

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2021	2020	2021	2020
Balance, beginning of period	$3,453	$3,639	$5,551	$2,050
Cash additions	4,203	3,496	8,749	7,049
Revenue recognition	(1,378)	(743)	(8,022)	(2,707)
Balance, end of period	$6,278	$6,392	$6,278	$6,392

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives
Foreign currency forward contracts	$—	$19	$—	$19
Total assets measured at fair value	$—	$19	$—	$19

Liabilities:
Derivatives
Foreign currency forward contracts	$—	$36	$—	$36
Total liabilities measured at fair value	$—	$36	$—	$36

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$9,679	$—	$—	$9,679
Total cash equivalents	9,679	—	—	9,679
Available-for-Sale Securities
Commercial paper	—	9,994	—	9,994
Corporate bonds	—	8,227	—	8,227
U.S. government bonds	—	55,227	—	55,227
Total available-for-sale securities	—	73,448	—	73,448
Total assets measured at fair value	$9,679	$73,448	$—	$83,127

Liabilities:
Derivatives
Foreign currency forward contracts	$—	$672	$—	$672
Total liabilities measured at fair value	$—	$672	$—	$672

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the nine-month period ended December 31, 2021, nor for the year ended March 31, 2021.

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

We did not have any changes to our valuation techniques during the during the nine-month period ended December 31, 2021, nor for the year ended March 31, 2021.

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily property, plant and equipment, goodwill, other intangible assets and certain other long-lived assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. Other than assets acquired, see Note 2, Business Acquisition, we determined the fair value of our developed technology included in property, plant and equipment using the cost approach which considers how much it would cost to replace an asset of equivalent utility. We did not perform any valuations on assets or liabilities that are valued at fair value on a nonrecurring basis. Other than our annual goodwill and indefinite-lived trade names impairment assessments and valuations, we did not perform any assessments or valuations on assets or liabilities that are valued at fair value on a nonrecurring basis.

As of December 31, 2021 and March 31, 2021, there were no assets or liabilities that were recorded at fair value on a nonrecurring basis.

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

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of December 31, 2021, total outstanding contract notional amounts were $30.2 million and had maturities of 109 days or less.

The fair value of our derivative instruments was included in our condensed consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of
		December 31, 2021	March 31, 2021
Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Prepaids and other current assets	$19	$—
Foreign currency forward contracts	Accrued liabilities	36	672

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Three-Months Ended December 31,		Nine-Months Ended December 31,
		2021	2020	2021	2020
Derivative instruments not designated as cash flow hedges:
Income (loss) recognized in earnings	Other, net	$797	$(1,981)	$(163)	$(2,406)
Income tax (benefit) expense	Income tax (benefit) expense	(194)	488	40	594

(6) INVENTORIES

Inventories are stated at the lower of cost and net realizable value, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	December 31, 2021	March 31, 2021
Finished goods (1)	$121,073	$63,918
Parts and components	7,040	4,167
Total inventories	$128,113	$68,085
(1) The increase in finished goods was driven by the strategic decision to increase on-hand inventory levels ahead of the fitness season given continued disruption in global logistics.

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				December 31, 2021	March 31, 2021
Automobiles	5			$23	$23
Leasehold improvements	4	to	20	3,150	3,059
Computer software and equipment	2	to	7	42,231	36,956
Machinery and equipment	3	to	5	16,466	15,699
Furniture and fixtures	5	to	20	2,635	2,586
Work in progress(1)	N/A			7,430	1,314
Total cost				71,935	59,637
Accumulated depreciation				(40,959)	(35,141)
Total property, plant and equipment, net				$30,976	$24,496
(1) Work in progress includes information technology assets and production tooling.
Depreciation expense was as follows (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2021	2020	2021	2020
Depreciation expense	$1,993	$2,114	$5,941	$5,772

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The roll forward of goodwill was as follows (in thousands):

Total
Balance, April 1, 2021	$—
Business acquisition (Note 2)	24,508
Balance, September 30, 2021	24,508
Business acquisition (Note 2) - measurement period adjustments	2
Balance, December 31, 2021	$24,510

ASC 350 — Intangibles — Goodwill and Other, we perform our goodwill and indefinite-lived trade names impairment valuations annually, on March 31,or sooner if triggering events are identified. While our stock price and related market capitalization remained above our reporting unit carrying values as of December 31, 2021, we are observing continued market volatility including declines in our market capitalization subsequent to December 31, 2021 which, in part, could increase the possibility of a future impairment charge. Based on our analysis, including our market capitalization during the period, we determined there were no triggering events during the quarter ended December 31, 2021.

Should the facts and circumstances surrounding our assumptions change, our goodwill impairment analysis may fail. Assumptions and estimates to determine far values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we continue to experience a sustained decline in our market capitalization, adjusted for estimated control premium, that is determined to be indicative of a reduction in fair value one or more of our reporting units, we may be required to record future impairment charges for goodwill. An impairment could have a material effect on our consolidated balance sheet and results of operations

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				December 31, 2021	March 31, 2021
Indefinite-lived trademarks	N/A			$9,052	$9,052
Patents	7	to	24	1,443	1,443
				10,495	10,495
Accumulated amortization - definite-lived intangible assets				(1,176)	(1,130)
Other intangible assets, net				$9,319	$9,365

Amortization expense was as follows (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2021	2020	2021	2020
Amortization expense	$15	$25	$46	$866

Future amortization of definite-lived intangible assets is as follows (in thousands):

2022	$15
2023	61
2024	61
2025	61
2026	47
Thereafter	22
$267

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

Lease expense was as follows (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2021	2020	2021	2020
Operating lease expense	$1,465	$1,072	$4,397	$3,269
Amortization of finance lease assets	29	—	29	—
Total lease expense	$1,494	$1,072	$4,426	$3,269

Leases with an initial term of 12 months or less (“short-term lease”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term.

Other information related to leases was as follows (dollars in thousands):

	As of
	December 31, 2021	March 31, 2021
Supplemental cash flow information related to leases was as follows:

Operating leases:
Operating lease right-of-use-assets	$24,534	$19,108

Operating lease liabilities	21,855	17,875
Operating lease liabilities, net of current portion	4,653	3,384
Total operating lease liabilities	$26,508	$21,259

Finance leases:
Property, plant and equipment, at cost	$569	$—
Accumulated depreciation	(29)	—
Property, plant and equipment, net	$540	$—

Finance lease obligations	$423	$—
Finance lease obligations, net of current portion	119	—
Total finance lease liabilities	$542	$—

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,724	$1,076
Finance cash flows from finance leases	30	—

Additional lease information:
ROU assets obtained in exchange for operating lease obligations	$1,032	$—
ROU assets obtained in exchange for finance lease obligations	569	—
Reductions to ROU assets resulting from reductions to operating lease obligations	329	268

Weighted Average Remaining Lease Term:
Operating leases	5.89	6.94
Finance leases	4.75	—

Weighted Average Discount Rate:
Operating leases	5.00%	4.95%
Finance leases	2.08%	—%

We determined the discount rate for leases using a portfolio approach to determine an incremental borrowing rate to calculate the right-of-use assets and lease liabilities.

Maturities of lease liabilities under non-cancellable leases were as follows (in thousands):

	As of
	December 31, 2021
	Operating leases	Finance leases
2022	$1,344	$120
2023	5,859	120
2024	5,422	120
2025	5,584	120
2026	4,520	90
Thereafter	8,158	—
Total undiscounted lease payments	30,887	570
Less imputed interest	(4,379)	(28)
Total lease liabilities	$26,508	$542

(10) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	December 31, 2021	March 31, 2021
Deferred revenue	$6,278	$5,551
Reserves (1)	5,230	2,624
Payroll and related liabilities	4,818	6,616
Legal settlement (2)	4,250	—
Other	4,656	4,836
Total accrued liabilities	$25,232	$19,627
(1) Reserves primarily consists of inventory, sales return, sales tax and product liability reserves.
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

Changes in our product warranty obligations were as follows (in thousands):

	Nine-Months Ended December 31,
	2021	2020
Balance, beginning of period	$8,651	$6,250
Accruals	4,416	2,791
Payments	(5,942)	(3,843)
Balance, end of period	$7,125	$5,198

(12) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables set forth the changes in accumulated other comprehensive loss, net of tax (in thousands):

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, March 31, 2021	$(8)	$(147)	$(155)
Current period other comprehensive loss before reclassifications	(4)	(342)	(346)
Net other comprehensive loss during period	(4)	(342)	(346)
Balance, December 31, 2021	$(12)	$(489)	$(501)

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, September 30, 2021	$(12)	$(341)	$(353)
Current period other comprehensive loss before reclassifications	—	(148)	(148)
Net other comprehensive loss during period	—	(148)	(148)
Balance, December 31, 2021	$(12)	$(489)	$(501)

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance, March 31, 2020	$—	$(1,312)	$(1,312)
Current period other comprehensive (loss) income before reclassifications	(4)	1,330	1,326
Net other comprehensive (loss) income during period	(4)	1,330	1,326
Balance, December 31, 2020	$(4)	$18	$14

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance, September 30, 2020	$—	$(742)	$(742)
Current period other comprehensive (loss) income before reclassifications	(4)	760	756
Net other comprehensive income during period	(4)	760	756
Balance, December 31, 2020	$(4)	$18	$14

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

The weighted average numbers of shares outstanding used to compute (loss) income per share were as follows (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2021	2020	2021	2020
Shares used to calculate basic income per share	31,199	30,284	30,955	30,077
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	—	2,349	—	2,259
Shares used to calculate diluted income per share	31,199	32,633	30,955	32,336

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted per share due to loss from continuing operations, as such, the exercise or conversion of any potential shares would increase the number of shares in the denominator and result in a lower loss per share (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2021	2020	2021	2020
Restricted stock units	673	—	1,024	—
Stock options	357	—	504	—

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

These shares may be anti-dilutive potential common shares in the future (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2021	2020	2021	2020
Restricted stock units	1,168	31	333	15
Stock options	2	—	2	3

(14) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments, Direct and Retail. There were no changes in our operating segments during the nine-months ended December 31, 2021.

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

Following is summary information by reportable segment (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2021	2020	2021	2020
Net sales:
Direct	$60,705	$82,158	$161,954	$193,785
Retail	85,701	106,320	305,338	262,423
Royalty	852	781	2,518	2,630
Consolidated net sales	$147,258	$189,259	$469,810	$458,838

Contribution:
Direct	$(8,980)	$23,584	$(4,056)	$58,167
Retail	3,270	25,338	44,101	60,393
Royalty	852	781	2,518	2,630
Consolidated contribution	$(4,858)	$49,703	$42,563	$121,190

Reconciliation of consolidated contribution to (loss) income from continuing operations:
Consolidated contribution	$(4,858)	$49,703	$42,563	$121,190
Amounts not directly related to segments:
Operating expenses	(14,456)	(8,223)	(45,960)	(42,821)
Other expense, net	(1,142)	(3,640)	(1,930)	(4,490)
Income tax benefit (expense)	7,001	(8,588)	1,321	(15,644)
(Loss) income from continuing operations	$(13,455)	$29,252	$(4,006)	$58,235

	As of
	December 31, 2021	March 31, 2021
Assets:
Direct	$50,585	$47,002
Retail	198,791	146,001
Unallocated corporate	117,589	161,227
Total assets	$366,965	$354,230

The following customers accounted for 10% or more of total net sales as follows:

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2021	2020	2021	2020
Amazon.com	*	13.5%	14.4%	17.8%
Best Buy	14.0%	*	16.6%	*
Dick's Sporting Goods	*	14.0%	*	10.7%
*Less than 10% of total net sales.

(15) BORROWINGS

Wells Fargo Bank Credit Agreement

On October 29, 2021, we amended our Credit Agreement dated May 13, 2021 which amended our original Credit Agreement, dated January 31, 2020, with Wells Fargo Bank, National Association (“Wells Fargo”) and lenders from time to time party thereto (collectively with Wells Fargo the “Lenders”) (the “Credit Agreement”), pursuant to which the Lenders have agreed, among other things, to make available to us an asset-based revolving loan facility, subject to a borrowing base (the “ABL Revolving Facility”), and a term loan facility (the “Term Loan Facility” and together with the ABL Revolving Facility, the “Credit Facility”), in each case, as such amounts may increase or decrease in accordance with the terms of the Credit Agreement. The amendment increased the aggregate principal amount available under the ABL Revolving Facility from $55.0 million to $100.0 million (the “Revolver”), subject to a borrowing base. The maturity date of the Credit Facility was extended to October 29, 2026. The unamortized balance on the Term Loan was $11.5 million, as of the effective date of the amendment, and will amortize on a new 60-month straight line basis to coincide with the extended maturity date. In connection with the October 29, 2021 credit amendment we recorded $0.6 million in new financing costs as Other assets on our Condensed Consolidated Balance Sheet. The repayment of obligations under the Credit Agreement is secured by substantially all of our assets. Principal and interest amounts are required to be paid as scheduled.

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

As of December 31, 2021, outstanding borrowings totaled $56.1 million, with $10.9 million and $45.2 million under our Term Loan Facility and Revolver, respectively. As of December 31, 2021, we were in compliance with the financial covenants of the Credit Agreement and $54.9 million was available for borrowing under the ABL Revolving Facility.

Interest on the Revolver will accrue at Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.86% to 2.36% (based on average quarterly availability) and interest on the Term Loan Facility will accrue at SOFR plus 4.50%. As of December 31, 2021, our interest rate was 1.97% for the Revolver and 4.60% for the Term Loan Facility.

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

(16) COMMITMENTS AND CONTINGENCIES

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of December 31, 2021, we had standby letters of credit of $0.9 million.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of December 31, 2021, we had approximately $59.2 million compared to $216.3 million as of March 31, 2021 in non-cancellable market-based purchase obligations, primarily to secure additional factory capacity for inventory purchases in the next twelve months. The decrease in purchase obligations was primarily due to having received much of the inventory we have ordered for the season. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no related liabilities were recorded as of December 31, 2021.

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

During the second quarter of fiscal 2022, we recorded a $4.7 million loss contingency related to a legal settlement involving a class action lawsuit related to advertisement of our treadmills. The settlement includes damages, a one-year free membership to JRNY®, and administrative fees and was included as a component of General and administrative on our Condensed Consolidated Statements of Operations. As of December 31, 2021, $4.3 million remained accrued and was reflected in Accrued liabilities and Other long-term liabilities on our Condensed Consolidated Balance Sheets.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). All references to the third quarters of fiscal 2022 and 2021 to mean the for the three and nine-month periods ended December 31, 2021 and 2020, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

Our results for the three and nine-months ended December 31, 2021, are driven by the actions outlined in our North Star strategy. The five strategic pillars of our North Star strategy are: (1) Adopt a consumer first mindset; (2) Scale a differentiated digital offering; (3) Focus investments on core businesses; (4) Evolve supply chain to be a strategic advantage; and (5) Build organizational capabilities to win by unleashing the power of our team. We intend to leverage our many strengths to transform into a company that empowers healthier living through individualized connected fitness experiences. Our transformation will properly leverage our leading brands, products, innovation, distribution and digital assets to build a healthier world, one person at a time.

At the center of health and well-being is fitness and the market has so far behaved largely as we expected. The market size more than doubled over the past 2 years, is regulating from its peak with more normal seasonality, and will settle at a “new normal” significantly above pre-pandemic levels based on a profound evolution in consumers’ workouts and workplace habits. As a result of these changed habits and sentiments, we continue to believe much of the industry growth opportunity will remain at elevated levels relative to pre-pandemic. This results in stronger opportunity for our industry and Nautilus.

Comparison for the Three-Months Ended December 31, 2021 to the Three-Months ended December 31, 2020

•Net sales were $147.3 million for the three-months ended December 31, 2021, compared to $189.3 million a decline of 22.2% versus for the three-months ended December 31, 2020, or down 21.7%, excluding sales related to the Octane brand, which was sold in October 2020. Lower demand of our cardio products were partially offset by sales of SelectTech® weights and benches compared to the same period in 2020.

•Net sales of our Direct segment decreased by $21.5 million, or 26.1%, for the three-months ended December 31, 2021, compared to the three-months ended December 31, 2020. Net sales decrease was primarily driven by lower cardio sales and higher sales discounting.

•Net sales of our Retail segment decreased by $20.6 million, or 19.4%, for the three-months ended December 31, 2021, compared to the three-months ended December 31, 2020. Excluding sales related to the Octane brand, which was sold in 2020, net sales were down 18.5%. The decrease in sales is primarily driven by lower cardio sales and higher sales discounting, partially offset by strong sales of SelectTech® weights and benches.

•Royalty income for the three-months ended December 31, 2021 increased by $0.1 million compared to the three-months ended December 31, 2020.

•Gross profit was $29.9 million for the three-months ended December 31, 2021, compared to gross profit of $77.9 million for the three-months ended December 31, 2020. Gross profit margins were 20.3% for the three-months ended December 31, 2021 compared to 41.1% for the three-months ended December 31, 2020. The 20.8 ppt decrease in gross margins was primarily due to: increased product costs, logistics and discounting (-18 ppts) and increased investments in JRNY® (-3 ppts).

•Operating expenses were $49.2 million for the three-months ended December 31, 2021, an increase of $12.8 million, or 35.3%, compared to operating expenses of $36.4 million for the three-months ended December 31, 2020, primarily due to $11.0 million more in advertising and $3.6 million increase in JRNY® investments. Total advertising expenses were $21.5 million for the three-months ended December 31, 2021 versus $10.5 million for the three-months ended December 31, 2020.

•Operating loss was $19.3 million or negative 13.1% operating margin for the three-months ended December 31, 2021, compared to operating income of $41.5 million for the three-months ended December 31, 2020, primarily due to lower gross profits and higher operating expenses.

•Loss from continuing operations was $13.5 million, or $(0.43) per diluted share, for the three-months ended December 31, 2021, compared to income from continuing operations of $29.3 million, or $0.90 per diluted share, for the three-months ended December 31, 2020.

•Net loss was $13.5 million for the three-months ended December 31, 2021, compared to net income of $28.9 million for the three-months ended December 31, 2020.

•The effective tax rates were 34.2% for the three-months ended December 31, 2021 and 22.7% for the three-months ended December 31, 2020, primarily due to the impact of lower income.

Comparison for the Nine-Months Ended December 31, 2021 to the Nine-Months Ended December 31, 2020

•Net sales were $469.8 million up 2.4% for the nine-months ended December 31, 2021 compared to net sales of $458.8 million for the nine-months ended December 31, 2020. Excluding sales related to the Octane brand, net sales were up 6.8% compared to the nine-months ended December 31, 2020. The sales increase compared to the same period in 2020 was driven primarily by robust sales of our popular SelectTech® weights and benches.
•Gross profit was $127.5 million for the nine-months ended December 31, 2021, compared to gross profit of $193.2 million for the nine-months ended December 31, 2020. Gross profit margins were 27.1% for the nine-months ended December 31, 2021, compared to 42.1% for the nine-months ended December 31, 2020. The 15 ppts decrease in gross margins was primarily due to: increased product costs, logistics and discounting (-13 ppts) and increased investments in JRNY® (-2 ppts).

•Operating expenses were $130.9 million, an increase of $16.0 million, or 14.0% for the nine-months ended December 31, 2021, compared to operating expenses of $114.8 million for the nine-months ended December 31, 2020, primarily due to a $23.5 million more in advertising, increased JRNY® investments of $9.5 million, a legal settlement of $4.7 million, and acquisition expenses of $1.7 million, partially offset by the $20.7 million Octane Loss on Disposal Group for the nine-months ended December 31, 2020. Total advertising expenses were $44.3 million for the nine-months ended December 31, 2021, compared to $20.9 million for the nine-months ended December 31, 2020.

•Operating loss was $3.4 million for the nine-months ended December 31, 2021, compared to operating income of $78.4 million for the nine-months ended December 31, 2020. The decrease was primarily due to lower gross profit and higher operating expenses, partially offset by the Octane Loss on Disposal Group.

•Net loss was $4.2 million for the nine-months ended December 31, 2021, compared to net income of $57.7 million for the nine-months ended December 31, 2020.

Comparison for the Three and Nine-Month Periods Ended December 31, 2021 to the Three and Nine-Month Periods Ended December 31, 2020 and 2019, respectively.

The Company measured the sales results versus the same period both one, and in addition, two years ago as we return to our new normal level of demand post COVID pandemic.

•Net sales were $147.3 million, a decline of 22.2% versus the three-month period ended December 31, 2020. When excluding sales related to the Octane brand net sales grew 63% a 28% CAGR for the three-month period ended December 31, 2021 when compared to the same period in 2019.

•Net sales were $469.8 million, grew 2.4% versus the nine-month period ended December 31, 2020. When excluding sales related to the Octane brand net sales grew 144% a 56% CAGR for the nine-month period ended December 31, 2021 when compared to the same period in 2019.

JRNY® Update

•Nautilus, Inc. continues to enhance the JRNY® platform, creating differentiated connected-fitness experiences for their members.

•In the third quarter, the Company expanded the JRNY® enabled product line, adding the Bowflex® Max Total® 16 and Bowflex® SelectTech® 552 and 1090 dumbbells. The attachment of JRNY® to the Bowflex® SelectTech® modalities has been a significant growth driver of the JRNY® member base, which reached nearly 250k members as of December 31, 2021.

•The Company extended JRNY® to include whole body workouts, including FitOn and new strength videos on demand. This enables customers to track workouts across strength, cardio, and whole-body in their journal. Year-to-date, the Company has added more than 150 locations to their popular Explore the World™ experiences and continues to add new trainer-led videos to the platform.

•The Company began offering 12-month complimentary trials in late September, offering customers the opportunity to create lasting habits with the platform and provide feedback on their experience over a longer term.

•The Company also recently launched JRNY.com a new subscription management and billing platform, establishing a browser-based portal for customers to manage their membership and interact with JRNY®. The subscription platform provides critical customer engagement, including payment confirmation, payment refunds, subscription changes and cancellations, and trial ending and renewal reminders.

Forward Looking Guidance

Second Half Fiscal 2022

•Given the effect of the COVID-19 pandemic on last year’s 2nd Half sales and to gauge growth and progress against more “normalized” results, the Company will be measuring this year’s sales versus the same period two years ago for the next few quarters. In addition, because fitness season straddles the last two quarters of the year, the Company believes it is prudent to consider results on a six-month basis from October 1, 2021 to March 31, 2022.

•The Company now expects total company net sales in the second half of Fiscal 2022 to be between $260 million and $280 million, an increase of 31% to 41% versus the same period in 2020. The decline versus previous guidance is driven by lower demand in International and increased promotional activity in the US and Canada in this fiscal year’s fitness season.

•The Company expects the impact of increased logistics, product costs, and discounting to decline operating margins by 15 to 16 percentage points, 3 to 4 percentage points worse than previous guidance. The change is primarily due to the more promotional environment as mentioned above.

•The Company expects investments in JRNY® and in Marketing to increase versus the same period last year. As a rate of sales compared to last year, overall investments in JRNY® will be 6 to 9 percentage points higher, and advertising spend will be 8 to 9 percentage points higher.

•As previously guided, for the second half of Fiscal 2022, the Company expects operating margin loss in the mid-teens.

•For the second half of Fiscal 2022, the Company expects adjusted EBITDA loss in the low-teens.

•The Company is reiterating full year capital expenditures to be between $12 million and $14 million with the majority earmarked for JRNY® investments.

•The Company expects the number of JRNY® members at year-end to cross 300,000 slightly above the mid-point of our previous guidance.

Longer term view, beyond Fiscal 2022

•The Company expects to return to positive adjusted EBITDA in fiscal year 2023 and are on track to achieve operating margins of 15% by FYE 2025, with margins expanding to high teens by FYE 2026.

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

RESULTS OF OPERATIONS
Results of operations information was as follows (dollars in thousands):

	Three-Months Ended December 31,		Change
	2021	2020	$	%
Net sales	$147,258	$189,259	$(42,001)	(22.2)%
Cost of sales	117,342	111,388	5,954	5.3%
Gross profit	29,916	77,871	(47,955)	(61.6)%
Operating expenses:
Selling and marketing	32,395	21,998	10,397	47.3%
General and administrative	11,456	10,364	1,092	10.5%
Research and development	5,379	4,029	1,350	33.5%
Total operating expenses	49,230	36,391	12,839	35.3%
Operating (loss) income	(19,314)	41,480	(60,794)	(146.6)%
Other expense:
Interest income	1	7	(6)
Interest expense	(354)	(280)	(74)
Other, net	(789)	(3,367)	2,578
Total other expense, net	(1,142)	(3,640)	2,498
(Loss) income from continuing operations before income taxes	(20,456)	37,840	(58,296)
Income tax (benefit) expense	(7,001)	8,588	(15,589)
(Loss) income from continuing operations	(13,455)	29,252	(42,707)
Loss from discontinued operations, net of taxes	(44)	(316)	272
Net (loss) income	$(13,499)	$28,936	$(42,435)

	Nine-Months Ended December 31,		Change
	2021	2020	$	%
Net sales	$469,810	$458,838	$10,972	2.4%
Cost of sales	342,336	265,633	76,703	28.9%
Gross profit	127,474	193,205	(65,731)	(34.0)%
Operating expenses:
Selling and marketing	75,634	53,651	21,983	41.0%
General and administrative	39,355	28,520	10,835	38.0%
Research and development	15,882	11,997	3,885	32.4%
Loss on disposal group	—	20,668	(20,668)	(100.0)%
Total operating expenses	130,871	114,836	16,035	14.0%
Operating (loss) income	(3,397)	78,369	(81,766)	(104.3)%
Other expense:
Interest income	34	9	25
Interest expense	(1,149)	(871)	(278)
Other, net	(815)	(3,628)	2,813
Total other expense, net	(1,930)	(4,490)	2,560
(Loss) income from continuing operations before income taxes	(5,327)	73,879	(79,206)
Income tax (benefit) expense	(1,321)	15,644	(16,965)
(Loss) income from continuing operations	(4,006)	58,235	(62,241)
Loss from discontinued operations, net of taxes	(211)	(571)	360
Net (loss) income	$(4,217)	$57,664	$(61,881)

Results of operations information by segment and major product lines was as follows (dollars in thousands):

	Three-Months Ended December 31,		Change
	2021	2020	$	%
Net sales:
Direct net sales:
Cardio products(1)	$35,558	$52,876	$(17,318)	(32.8)%
Strength products(2)	25,147	29,282	(4,135)	(14.1)%
Direct	60,705	82,158	(21,453)	(26.1)%

Retail net sales:
Cardio products(1)	$37,199	$78,255	(41,056)	(52.5)%
Strength products(2)	48,502	28,065	20,437	72.8%
Retail	85,701	106,320	(20,619)	(19.4)%

Royalty	852	781	71	9.1%
	$147,258	$189,259	$(42,001)	(22.2)%

Cost of sales:
Direct	$42,597	$38,155	$4,442	11.6%
Retail	74,745	73,233	1,512	2.1%
	$117,342	$111,388	$5,954	5.3%

Gross profit:
Direct	$18,108	$44,003	$(25,895)	(58.8)%
Retail	10,956	33,087	(22,131)	(66.9)%
Royalty	852	781	71	9.1%
	$29,916	$77,871	$(47,955)	(61.6)%
Gross profit margin:
Direct	29.8%	53.6%	(2,380)	basis points
Retail	12.8%	31.1%	(1,830)	basis points

Contribution:
Direct	$(8,980)	$23,584	(32,564)	(138.1)%
Retail	3,270	25,338	(22,068)	(87.1)%

Contribution rate:
Direct	(14.8)%	28.7%	(4,350)	basis points
Retail	3.8%	23.8%	(2,000)	basis points

(1) Cardio products include: connected-fitness bikes, the Bowflex® C6, VeloCore®, Schwinn® IC4, Max Trainer®, connected-fitness treadmills, other exercise bikes, ellipticals and subscription services.
(2) Strength products include: Bowflex® Home Gyms, Bowflex® SelectTech® dumbbells, kettlebell and barbell weights, and accessories.

	Nine-Months Ended December 31,		Change
	2021	2020	$	%
Net sales:
Direct net sales:
Cardio products(1)	$89,394	$142,739	$(53,345)	(37.4)%
Strength products(2)	72,560	51,046	21,514	42.1%
Direct	161,954	193,785	(31,831)	(16.4)%

Retail net sales:
Cardio products(1)	185,971	199,190	(13,219)	(6.6)%
Strength products(2)	119,367	63,233	56,134	88.8%
Retail	305,338	262,423	42,915	16.4%

Royalty	2,518	2,630	(112)	(4.3)%
	$469,810	$458,838	$10,972	2.4%
Cost of sales:
Direct	$105,356	$87,269	$18,087	20.7%
Retail	236,980	178,364	58,616	32.9%
	$342,336	$265,633	$76,703	28.9%
Gross profit:
Direct	$56,598	$106,516	$(49,918)	(46.9)%
Retail	68,358	84,059	(15,701)	(18.7)%
Royalty	2,518	2,630	(112)	(4.3)%
	$127,474	$193,205	$(65,731)	(34.0)%

Gross profit margin:
Direct	34.9%	55.0%	(2,010)	basis points
Retail	22.4%	32.0%	(960)	basis points

Contribution:
Direct	$(4,056)	$58,167	$(62,223)	(107.0)%
Retail	44,101	60,393	(16,292)	(27.0)%

Contribution rate:
Direct	(2.5)%	30.0%	(3,250)	basis points
Retail	14.4%	23.0%	(860)	basis points

(1) Cardio products include: connected-fitness bikes, the Bowflex® C6, VeloCore®, Schwinn® IC4, Max Trainer®, connected-fitness treadmills, other exercise bikes, ellipticals and subscription services.
(2) Strength products include: Bowflex® Home Gyms, Bowflex® SelectTech® dumbbells, kettlebell and barbell weights, and accessories.

Sales and Gross Profit

Direct Segment

Comparison of Segment Results for the Three-Month Period Ended December 31, 2021 to the Three-Month Period Ended December 31, 2020

Net sales were $60.7 million for the three-month period ended December 31, 2021, compared to $82.2 million, a decline of 26.1%, versus the same period in 2020. Net sales decrease was primarily driven by lower cardio sales and higher discounting.

Cardio sales declined 32.8% versus the same period in 2020. Lower sales were primarily driven by lower bike demand. Strength product sales declined 14.1% versus the same period in 2020. Lower sales were primarily driven by lower sales of Bowflex® Home Gyms, partially offset by increased sales of SelectTech® weights and benches.

The Direct segment ended the quarter with $8.8 million of backlog as of December 31, 2021, the first quarter with meaningful backlog since March 31, 2021. These amounts represent unfulfilled consumer orders net of current promotional programs and sales discounts.

Gross profit margin was 29.8% for the three-month period ended December 31, 2021 versus 53.6% for the same period in 2020. The 23.8 ppt decrease in gross margin was primarily driven by:increased product costs, logistics and discounting (-20 ppts) and increased investments in JRNY® (-4 ppts). Gross profit was $18.1 million, down 58.8% versus the same period in 2020.

Segment contribution loss was $9.0 million for the three-month period ended December 31, 2021, compared to income of $23.6 million for the same period in 2020. The decline was primarily driven by lower gross profit and increased investments in media and JRNY®. Advertising expenses were $16.1 million compared to $10.5 million for the same period in 2020.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the three-month period ended December 31, 2021 were 60.3%, compared to 52.0% for the same period in 2020. The increase in approvals reflects higher credit quality applications.

Comparison of Segment Results for the Nine-Month Period Ended December 31, 2021 to the Nine-Month Period Ended December 31, 2020

Net sales for the nine-month period ended December 31, 2021 were $162.0 million, down 16.4% versus the same period in 2020. Decreased sales were driven primarily by cardio products, which declined by 37.4% versus the same period in 2020, due to lower sales of bikes. Strength products sales grew 42.1% versus the same period in 2020 driven by SelectTech® weights and benches.

Gross profit margin for the nine-month period ended December 31, 2021 was 34.9%, down from 55.0% for the same period in 2020. The 20.1 ppt decrease in gross profit margin was primarily driven by: increased product costs, logistics and discounting (-17 ppts) and increased investments in JRNY® (-3 ppts). Gross profit was $56.6 million, a decrease of 46.9% versus the same period in 2020.

Segment contribution loss for the nine-month period ended December 31, 2021 was $4.1 million, compared to income of $58.2 million for the same period in 2020. The decline was primarily driven by lower gross profit, including increased media spend and investments in JRNY®. Advertising expenses were $30.8 million compared to $20.9 million for the same period in 2020.

Retail Segment

Comparison of Segment Results for the Three-Month Period Ended December 31, 2021 to the Three-Month Period Ended December 31, 2020

Net sales for the three-month period ended December 31, 2021 were $85.7 million, down 19.4%, from $106.3 million for the same period in 2020. Excluding sales related to Octane, net sales were down 18.5% compared to last year. Retail segment sales outside the United States and Canada were down 22%, or 20% excluding Octane.

The decrease in sales is primarily driven by lower demand for our bikes and higher sales discounting, partially offset by strong sales of SelectTech® weights and benches.

Cardio sales for the three-month period ended December 31, 2021 decreased by 52.5%. Excluding sales related to Octane, net sales were down 51.7%, compared to the same period in 2020. Lower sales were primarily driven by lower bikes sales. Strength product sales grew by 72.8%, led by the popular SelectTech® weights and benches.

Gross profit margins were 12.8% for the three-month period ended December 31, 2021, down from 31.1% for the same period in 2020. The 18.3 ppt decrease in gross margin was primarily driven by: increased product costs, logistics and discounting (-17 ppts) and increased investments in JRNY® (-1 ppt). Gross profit was $11.0 million, a decrease of 66.9% versus the same period in 2020.

Segment contribution income for the three-month period ended December 31, 2021 was $3.3 million, or 3.8% of sales, compared to $25.3 million, or 23.8% of sales for the same period in 2020, primarily driven by lower gross profit.

Comparison of Segment Results for the Nine-Month Period Ended December 31, 2021 to the Nine-Month Period Ended December 31, 2020

Net sales for the nine-month period ended December 31, 2021 were $305.3 million, up 16.4% as compared to $262.4 million for the same period in 2020. Excluding sales related to Octane, net sales were up 25.5% versus the same period in 2020. Retail segment sales outside the United States and Canada were up 22% versus same period in 2020. Excluding sales related to Octane, net sales outside the United States and Canada were up 33% versus same period in 2020.

Cardio sales were down 6.6% compared to the same period in 2020, driven primarily by bikes. Strength sales were up 88.8% compared to the same period in 2020, driven primarily by SelectTech® weights.

Gross profit margin for the nine-month period ended December 31, 2021 was 22.4%, down from 32.0% for the same period in 2020. The 9.6 ppt decrease in gross profit margin was primarily driven by increased product costs, logistics and discounting. Gross profit was $68.4 million, a decrease of 18.7% versus the same period in 2020.

Segment contribution income for the nine-month period ended December 31, 2021 was $44.1 million compared to $60.4 million, or 14.4% of sales for the nine-month period ended December 31, 2020, primarily driven by lower gross profit.

Royalty

Royalty income increased by $0.1 million, or 9.1%, to $0.9 million for the three-month period ended December 31, 2021, compared to the same period of 2020, primarily due to royalty settlements.

Royalty income decreased by $0.1 million, or 4.3%, to $2.5 million for the nine-month period ended December 31, 2021, compared to the same period of 2020, primarily due to royalty settlements.

Selling and Marketing

Selling and marketing expenses include payroll, employee benefits, and other headcount-related expenses associated with sales and marketing personnel, and the costs of media advertising, promotions, trade shows, seminars, sales incentives related to our JRNY® platform and other programs.

Selling and marketing information was as follows (dollars in thousands):

	Three-Months Ended December 31,		Change
	2021	2020	$	%
Selling and marketing	$32,395	$21,998	$10,397	47.3%
As % of net sales	22.0%	11.6%

	Nine-Months Ended December 31,		Change
	2021	2020	$	%
Selling and marketing	$75,634	$53,651	$21,983	41.0%
As % of net sales	16.1%	11.7%
The increase in selling and marketing expenses for the three-month period ended December 31, 2021 compared to the same period of 2020 was primarily related to an increase of $5.6 million in media spend and $5.4 million in brand advertising.

The increase in selling and marketing expenses for the nine-month period ended December 31, 2021 compared to the same period of 2020 was primarily related to an increase of $13.5 million in brand advertising and $10.0 million in media spend.

Media advertising expense is the largest component of selling and marketing and was as follows (dollars in thousands):

	Three-Months Ended December 31,		Change
	2021	2020	$	%
Media advertising - Direct	$16,052	$10,479	$5,573	53.2%
Media advertising - Brand	5,415	—	5,415	*
Total advertising	$21,467	$10,479	$10,988	104.9%
*Not meaningful

	Nine-Months Ended December 31,		Change
	2021	2020	$	%
Media advertising - Direct	$30,844	$20,881	$9,963	47.7%
Media advertising - Brand	13,502	—	13,502	*
Total advertising	$44,346	$20,881	$23,465	112.4%
*Not meaningful

The increases in media advertising for Direct for the three and nine-month periods ended December 31, 2021, as compared to the same periods of 2020 were primarily due to increased media spending as we return to more historical levels of advertising support to drive demand and preserve market share.

General and Administrative

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, acquisition costs and other administrative fees.

General and administrative was as follows (dollars in thousands):

	Three-Months Ended December 31,		Change
	2021	2020	$	%
General and administrative	$11,456	$10,364	$1,092	10.5%
As % of net sales	7.8%	5.5%

	Nine-Months Ended December 31,		Change
	2021	2020	$	%
General and administrative	$39,355	$28,520	$10,835	38.0%
As % of net sales	8.4%	6.2%

The increase in general and administrative expenses for the three-month period ended December 31, 2021 compared to the same period of 2020 was primarily due to increase in personnel expenses.

The increase in general and administrative expenses for the nine-month period ended December 31, 2021 compared to the same period of 2020 was primarily due to a $4.7 million loss contingency related to a legal settlement for a class action lawsuit and increases in personnel expenses and acquisition costs.
Research and Development
Research and development expenses include payroll, employee benefits, other headcount-related expenses and information technology associated with product development.

Research and development was as follows (dollars in thousands):

	Three-Months Ended December 31,		Change
	2021	2020	$	%
Research and development	$5,379	$4,029	$1,350	33.5%
As % of net sales	3.7%	2.1%

	Nine-Months Ended December 31,		Change
	2021	2020	$	%
Research and development	$15,882	$11,997	$3,885	32.4%
As % of net sales	3.4%	2.6%

The increases in research and development expenses for the three and nine-month periods ended December 31, 2021, as compared to the same periods of 2020, were driven primarily by increased investments in JRNY®, our digital platform.

Loss on Disposal Group
The loss on disposal group for the nine-month period ended December 31, 2020 related to the disposal of our Octane Business in 2020.

Operating (Loss) Income
Operating loss for the three-months ended December 31, 2021 was $19.3 million, a decrease of $60.8 million, or 146.6%, as compared to an operating income of $41.5 million for the same period of 2020. The decrease was primarily due to lower gross profit and increased operating expenses as discussed in more detail above.

Operating loss for the nine-months ended December 31, 2021 was $3.4 million, a decrease of $81.8 million, or 104.3%, as compared to an operating income of $78.4 million for the same period of 2020. The decrease was primarily due to lower gross profit and increased operating expenses as discussed in more detail above.

Other, Net
Other, net relates to the effect of exchange rate fluctuations with the U.S. and our foreign subsidiaries.

Income Tax (Benefit) Expense
Income tax provision includes U.S. and international income taxes, and interest and penalties on uncertain tax positions.

Income tax (benefit) expense was as follows (dollars in thousands):

	Three-Months Ended December 31,		Change
	2021	2020	$	%
Income tax (benefit) expense	$(7,001)	$8,588	$(15,589)	(181.5)%
Effective tax rate	34.2%	22.7%

	Nine-Months Ended December 31,		Change
	2021	2020	$	%
Income tax (benefit) expense	$(1,321)	$15,644	$(16,965)	(108.4)%
Effective tax rate	24.8%	21.2%

Income tax benefit for the three-months and nine-months ended December 31, 2021 was primarily due to the loss generated in the U.S.

Income tax expense for the three-months and nine-months ended December 31, 2020 was primarily a result of the profit generated in the U.S.

(Loss) Income from Continuing Operations
Loss from continuing operations was $13.5 million for the three-months ended December 31, 2021, or $0.43 per diluted share, compared to income from continuing operations of $29.3 million, or $0.90 per diluted share, for the three-months ended December 31, 2020. The decrease in income from continuing operations was primarily due to lower gross profit and higher operating expenses as discussed in more detail above.

Loss from continuing operations was $4.0 million for the nine-months ended December 31, 2021, or $0.13 per diluted share, compared to income from continuing operations of $58.2 million, or $1.80 per diluted share, for the nine-months ended December 31, 2020. The decrease was primarily due to lower gross profit and increased operating expenses as discussed in more detail above.

Net (Loss) Income
Net loss was $13.5 million for the three-months ended December 31, 2021, compared to net income of $28.9 million for the three-months ended December 31, 2020. Net loss per diluted share was $0.43 for the three-months ended December 31, 2021, compared to net income per diluted share of $0.89 for the three-months ended December 31, 2020.

Net loss was $4.2 million for the nine-months ended December 31, 2021, compared to net income of $57.7 million for the nine-months ended December 31, 2020. Net loss per diluted share was $0.14 for the nine-months ended December 31, 2021, compared to net income per diluted share of $1.78 for the nine-months ended December 31, 2020.

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

As of December 31, 2021, we had $19.7 million of cash, cash equivalents and restricted cash, and $54.9 million was available for borrowing under the ABL Revolving Facility, compared to $113.2 million of cash, cash equivalents, restricted cash and available-for-sale securities, and $54.4 million available for borrowing under the ABL Revolving Facility as of March 31, 2021. We expect our cash, cash equivalents, restricted cash and amounts available for borrowing under our Credit Facility as of December 31, 2021, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from December 31, 2021.

Cash used in operating activities was $91.6 million for the nine-month period ended December 31, 2021, compared to cash provided in operating activities of $65.3 million for the nine-month period ended December 31, 2020. The decrease in cash flows from operating activities for the nine-month period ended December 31, 2021 as compared to the same period of 2020 was primarily due to changes in our operating assets and liabilities discussed below, as well as the decrease in net income.

Trade receivables increased to $93.6 million as of December 31, 2021, compared to $88.7 million as of March 31, 2021, primarily due to timing of customer payments.

Inventory was $128.1 million as of December 31, 2021, compared to $68.1 million as of March 31, 2021. The increase in inventory was driven by the strategic decision to increase on-hand inventory levels for the fitness season given continued disruption in global logistics. About 15% of inventory as of December 31, 2021 was in-transit.

Prepaid and other current assets decreased by $14.9 million to $11.0 million, compared to $25.8 million as of March 31, 2021, primarily due to decreases in other short-term deposits for inventory and prepaid marketing.

Trade payables decreased by $37.0 million to $61.9 million as of December 31, 2021, compared to $98.9 million as of March 31, 2021, primarily due to timing of payments for inventory.

Accrued liabilities increased by $5.6 million to $25.2 million as of December 31, 2021, compared to $19.6 million as of March 31, 2021, primarily due to an accrued loss contingency related to a class action lawsuit legal settlement.

Cash provided by investing activities of $38.3 million for the nine-month period ended December 31, 2021 was primarily due to proceeds from sales and maturities of available-for-sale securities partially offset by the $26.0 million acquisition of VAY. We anticipate spending between $12.0 million and $14.0 million in fiscal 2022 for digital platform enhancements, systems integration, and production tooling.

Cash provided by financing activities of $38.7 million for the nine-month period ended December 31, 2021 was primarily related to proceeds from long-term debt offset by payments on long-term debt.

Financing Arrangements

On October 29, 2021, we amended our Credit Agreement dated May 13, 2021 which amended our original Credit Agreement, dated January 31, 2020, with Wells Fargo Bank, National Association (“Wells Fargo”) and lenders from time to time party thereto (collectively with Wells Fargo the “Lenders”) (the “Credit Agreement”), pursuant to which the Lenders have agreed, among other things, to make available to us an asset-based revolving loan facility, subject to a borrowing base (the “ABL Revolving Facility”), and a term loan facility (the “Term Loan Facility” and together with the ABL Revolving Facility, the “Credit Facility”), in each case, as such amounts may increase or decrease in accordance with the terms of the Credit Agreement. The amendment increased the aggregate principal amount available under the ABL Revolving Facility from $55.0 million to $100.0 million (the “Revolver”), subject to a borrowing base. The maturity date of the Credit Facility was extended to October 29, 2026. The unamortized balance on the Term Loan was $11.5 million, as of the effective date of the amendment, and will amortize on a new 60-month straight line basis to coincide with the extended maturity date. In connection with the October 29, 2021 credit amendment we recorded $0.6 million in new financing costs as Other assets on our Condensed Consolidated Balance Sheet. The repayment of obligations under the Credit Agreement is secured by substantially all of our assets. Principal and interest amounts are required to be paid as scheduled.

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

As of December 31, 2021, outstanding borrowings totaled $56.1 million, with $10.9 million and $45.2 million under our Term Loan Facility and Revolver, respectively. As of December 31, 2021, we were in compliance with the financial covenants of the Credit Agreement and $54.9 million was available for borrowing under the ABL Revolving Facility.

Interest on the Revolver will accrue at Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.86% to 2.36% (based on average quarterly availability) and interest on the Term Loan Facility will accrue at SOFR plus 4.50%. As of December 31, 2021, our interest rate was 1.97% for the Revolver and 4.60% for the Term Loan Facility.

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

Off-Balance Sheet Arrangements
We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of December 31, 2021, we had approximately $59.2 million, compared to $216.3 million as of March 31, 2021 in non-cancellable market-based purchase obligations, primarily to secure additional factory capacity for inventory purchases in the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses. The decrease in purchase obligations was primarily due to receipt of inventory ordered for the holiday and fitness season.

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

Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no liabilities were recorded at December 31, 2021.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not changed other than goodwill from those discussed in our 2020 Form 10-K.

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

Our ABL Revolving Facility and Term Loan Facility generally charge interest based on a benchmark rate such as Secured Overnight Financing Rate. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of December 31, 2021, the outstanding balances on our ABL Revolving Facility and Term Loan Facility totaled $56.1 million.

We enter into foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. Total notional amounts outstanding as of December 31, 2021 were $30.2 million.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three-months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur. As of December 31, 2021, we accrued $4.3 million for a contingent loss related to a legal settlement involving a class action lawsuit related to the advertisement of our treadmills. The settlement includes damages, a one-year free membership to JRNY®, and administrative fees and is reflected in Accrued liabilities and Other long-term liabilities on the face of our Consolidated Balance Sheets.

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

None

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

NAUTILUS, INC.
(Registrant)

February 9, 2022	By:	/S/ James Barr IV
Date		James Barr IV
Chief Executive Officer

NAUTILUS, INC.
(Registrant)

February 9, 2022	By:	/S/ Aina E. Konold
Date		Aina E. Konold
Chief Financial Officer