Form 10-K
period 2022-03-31
NAUTILUS, INC.
filed 2022-06-03
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  [x]
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price ($9.31) as reported on the New York Stock Exchange as of the last business day of the registrant's most recently completed second fiscal quarter (September 30, 2021) was $278,860,456.
The number of shares outstanding of the registrant's common stock as of June 1, 2022 was 31,467,688 shares.
Documents Incorporated by Reference
The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2022 Annual Meeting of Shareholders, which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

NAUTILUS, INC.
2022 FORM 10-K ANNUAL REPORT

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

Item 1. Business

OVERVIEW

Founded in 1986, Nautilus, Inc. and subsidiaries (collectively, "Nautilus" or the "Company") is a global leader in innovative home fitness solutions, headquartered in Vancouver, Washington and incorporated in the State of Washington in January 1993. We became a publicly traded company in May 1999 and are listed on the New York Stock Exchange and traded under ticker symbol: NLS.

Our diverse brand portfolio includes Bowflex®, Schwinn®, JRNY® and Nautilus®, pursuant to which we sell a broad selection of exercise bikes, other cardio equipment, strength training products, and our JRNY® digital fitness platform.

Nautilus empowers healthier living through individualized connected fitness experiences. We sell our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments.

We also derive a portion of our revenue from the licensing of our brands and intellectual property.

BUSINESS STRATEGY

Nautilus empowers healthier living through individualized, connected-fitness experiences. We develop and market home fitness equipment and related products to meet the needs of a broad range of consumers. We have diversified our business by expanding our portfolio of high quality fitness equipment into multiple product lines utilizing our well-recognized brand names. We view the continual innovation of our product offerings as a key aspect of our business strategy. We regularly refresh our existing product lines with new technologies and finishes, and focus significant effort and resources on the development or acquisition of innovative new fitness products and technologies for introduction to the marketplace at periodic intervals.

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

Our long-term strategy incorporates the individual goals of our Direct and Retail businesses. Our Direct business focuses on: (i) the development of, or acquisition of rights to, unique, branded products and technologies; (ii) the application of creative, cost-effective ways to communicate the benefits of using our products; and (iii) making various payment options available to our customers. We are particularly attentive to Direct business metrics that provide feedback regarding the effectiveness and efficiency of our media marketing programs and attractiveness of third-party consumer financing programs.

In our Retail business, we strive to develop long-term relationships with key retailers of sports or fitness equipment. The primary objectives of our Retail business are to: (i) offer a selection of innovative, unique products at key price-points to capture market share; and (ii) utilize the strength of our brands and long-standing customer relationships to secure more exposure in the stores or websites of our Retail customers.

PRODUCTS

We market quality cardiovascular and strength fitness products that cover a broad range of price points and features. Our products are designed for home use by individuals with varying exercise needs. From the person who works out occasionally to the serious athlete, we have products that will help them achieve their fitness objectives.

•Our Bowflex® brand represents a highly-regarded line of fitness equipment. Cardio products include the following connected-fitness equipment: C6® and VeloCore® bikes, the Max Trainer® line, and Treadmills. Strength products include SelectTech® dumbbells, kettlebells and barbells and a range of home gyms.
•Our Schwinn® brand is known for its popular line of exercise bikes, including the connected-fitness IC4®.
•Our JRNY® digital fitness platform helps Members to achieve their fitness goals by offering curated workout and entertainment options that stream while coaching. The JRNY® platform uses machine learning to create a virtually infinite number of personalized workouts that include motivation and praise and is based on an initial fitness assessment that learns and adapts as the member progresses.
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

For further information regarding our segments and geographic information, see Note 22, Segment and Enterprise-Wide Information, to our consolidated financial statements in Part II, Item 8 of this report.

SALES AND MARKETING

Direct
In our Direct business, we sell our products directly to consumers via our websites bowflex.com, bowflex.ca, schwinnfitness.com and nautilus.com.

Our marketing efforts are based on an integrated combination of media and direct consumer contact. In addition to television advertising, our marketing mix includes a combination of digital, search, shopping and social media, as well as email and direct mail campaigns. Marketing and media effectiveness is measured continuously based on web traffic, conversion rates, return on investment and other performance metrics and we strive to optimize the efficiency of our marketing and media expenditures based on this data. Almost all of our Direct customer orders are received either on our websites or through call centers.

Retail
In our Retail business, we market and sell a comprehensive line of consumer fitness equipment under the Bowflex®, Schwinn® and Nautilus® brands. Our products are marketed through a network of retail companies, via brick and mortar locations and those retailers' websites. Retail partners include online-only retailers, sporting goods stores, electronics stores, furniture stores, large-format and warehouse stores, smaller specialty retailers and independent bike dealers.

We offer programs that provide price discounts to our Retail customers for ordering container-sized shipments or placing orders early enough in our manufacturing season to allow for more efficient manufacturing by our Asian suppliers. These programs are designed to reduce our shipping and handling costs, with much of the savings being passed on to our customers. In addition, we often offer other types of sales incentives to our Retail customers, including volume discounts and various forms of rebates or allowances, which generally are intended to increase product exposure and availability for consumers, reduce transportation costs, and encourage marketing and promotion of our brands or specific products.

PRODUCT DESIGN AND INNOVATION

Innovation is a vital part of our business, and we continue to expand and diversify our product offerings by leveraging our research and development capabilities. We constantly search for new technologies and innovations that will help us grow our business, either through higher sales or increased production efficiencies. To accomplish this objective, we seek out ideas and concepts both within our company and from outside inventors. Recently, our investments have been focused on personalized connected-fitness, including voice coaching, simulated outdoor exploration and diverse music playlist options with copyright clearance. Our JRNY® digital platform uses artificial intelligence and data from an initial assessment and every following workout to create, and continually evolve, personalized daily workouts based on the user's fitness goals and capabilities. Our data shows the JRNY® system is coaching people to work out longer and getting them to stay with their fitness journey longer.

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

Our research and development expenses were $22.8 million, $3.8 million, $15.8 million and $14.3 million for the year ended March 31, 2022, the three-month transition period ended March 31, 2021, and years ended December 31, 2020 and 2019, respectively. The increase in our research and development expenses in fiscal year 2022 compared to fiscal year 2021 was due to increased expenses related to personnel to develop and update our connected-fitness technology. The increase in our research and development expenses in 2020 compared to 2019 was due to increased capitalized investment for our connected-fitness technology. We expect our research and development expenses to increase in fiscal 2023 as we continue to supplement our investment in new product development, technology initiatives, and engineering capabilities.

JRNY® Digital Platform

JRNY® Member

JRNY® Members are offered Connected Fitness Subscriptions on a month-to-month or annual basis, that allow for multiple household users, and provide unlimited access to on-demand classes and fitness experiences. Our JRNY® digital platform allows Members and Subscribers to access digital content through JRNY® and track performance metrics and goals. Our Members gain access to our content through our digital app JRNY®, which is available through iOS and Android mobile devices and most tablets and computers.

We define JRNY® Members as all individuals who have a JRNY® account and/or Subscription, which includes Subscribers, their respective associated users and users who consume free content. We had approximately 325,000 JRNY® Members as of March 31, 2022.

Subscriptions

We define Subscriptions as a person or household who paid for a Subscription (via a successful credit card billing or with prepaid subscription credits or waivers), or are in a trial, or have requested a "pause"' to their subscriptions for up to three months. As of March 31, 2022, we had approximately 111,000 Subscriptions.

SEASONALITY

We expect our revenue from fitness equipment products to vary seasonally. Sales are typically strongest in our fiscal third quarter ending December and fourth quarter ending March and are generally weakest in our fiscal first quarter ending June and second quarter ending September. We believe that consumers tend to be involved in outdoor activities during the spring and summer months, including outdoor exercise, which impacts sales of indoor fitness equipment. This seasonality can have a significant effect on our inventory levels, working capital needs and resource utilization.

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

LOGISTICS

Our company-operated warehousing and distribution facilities are located in Oregon, Ohio and California. In addition to company-operated distribution centers, we utilize third-party warehouses and logistics providers to fulfill orders.

In our Direct business, we strive to maintain inventory levels that will allow us to ship our products shortly after receiving a customer's order. We use common carriers for substantially all of our merchandise shipments to Direct customers.

In our Retail business, we manage our inventory levels to accommodate anticipated seasonal changes in demand. Generally, we maintain higher inventory levels at the end of the fiscal second and third quarters to satisfy relatively higher consumer demand in the fiscal third and fourth quarters of each year. Many of our Retail customers place orders well in advance of peak periods of consumer demand to ensure an adequate supply for the anticipated selling season.

In fiscal 2022, approximately 60% of our Retail customers' orders were shipped by our contract manufacturers in Asia directly to our Retail customers' locations, typically in container loads. The use of such direct shipments allows us to maintain lower levels of inventory in our warehouses, resulting in lower storage, handling, freight, insurance and other costs, with much of the savings being passed on to our customers. We use various commercial truck lines for our merchandise shipments to Retail customers.

COMPETITION

The markets for all of our products are highly competitive. We believe the principal competitive factors affecting our business are quality, brand recognition, innovation and pricing. We believe we are well positioned to compete in markets in which we can take advantage of our strong brand names and that our focus on innovative product design, quality, and our integrated fitness experiences distinguishes our products from our competition.

Our products compete directly with those offered by a large number of companies that market consumer fitness experiences and programs. As more retailers utilize eCommerce, our competitors have become increasingly similar across our Direct and Retail segments.

Our principal competitors include: Peloton, iFit Health & Fitness Inc. ("iFit"), Johnson Health Tech, Technogym, Echelon, Mirror, Hydrow, Tonal, JaxJox and Tempo. We also compete with marketers of mobile device applications focused on fitness training and coaching on both iOS® and Android™ platforms, for example Peloton, Zwift, Strava, Mirror, BeachBody, and Apple Fitness+. Additional marketers of competitive products include in-studio fitness classes, fitness clubs, at-home fitness equipment and content, and health and wellness apps.

EMPLOYEES
At Nautilus, we promote an overall alignment of our Mission, Vision, and Values. This includes a strategy to create a company culture that attracts talent and provides retention, promotes employee engagement and wellness while ensuring equal opportunities, diversity and inclusion. There is a focus on workforce compensation and equity for our employees. In our efforts to build a healthier world, one person at a time, we strive to make a positive impact on the global fitness industry, our community, and our planet with a commitment to operate with transparent, socially conscious, and sustainable business practices.

As of June 1, 2022, we had 521 employees, 4 of whom were part-time. None of our employees are subject to collective bargaining agreements. We have not experienced a material interruption of our operations due to labor disputes.

Company culture
Nautilus's culture is as unique as its employees and can be seen and felt throughout the Company. It is an inclusive environment, which helps individuals become their best selves, unlocking the greatest potential of each person to go 'above and beyond' for success. We value partnerships with businesses, academic institutions, and non-profit organizations to service our community. Our charitable contributions focus on supporting these partnerships and serving the community. We are engaged citizens in the communities in which we operate and our commitment to diversity, equity and inclusion extends to the way we support these communities.

Employee engagement and wellness
At Nautilus, we are committed to developing and maintaining a positive company culture that attracts and retains talent, engages with employees, and promotes wellness, while ensuring diversity, equity, and inclusion for all employees. Every member of Team Nautilus brings a unique background and skills to our company. We celebrate our differences but we are united in our Mission, Vision, and Values. We are a dynamic team driving the future of consumer fitness experiences through our well-known brands and a passionate company culture.

We conduct surveys on a monthly basis and analyze the results, provide feedback to employees of those results, and, where appropriate, develop initiatives around issues raised by employees. Nautilus also supports learning and development opportunities, implementation of health and safety measures and other employee wellness programs.

Nautilus pivoted overnight from the onset of COVID-19 into a fully remote environment. As the pandemic continued, numerous efforts and careful decisions were made by the Executive Team, considering employee input, to maintain the highest level of health and safety of employees and their families. Remote work continued until safety precautions were lifted, and employees could safely return to an office environment. The flexibility and ability to adjust to change continues, as we settle into a hybrid schedule, allowing collaboration and interaction while showing the continued commitment and flexibility to this ever-changing environment. Managers are being provided training to develop skills for success in this hybrid transition.

Talent acquisition and retention
We believe that the retention of our talented people is a key element to our ability to execute our strategy. Our ability to retain our talent has become increasingly challenging in a competitive labor market as reflected in what has been coined “The Great Resignation”. In addition to our competitive compensation program, we have instituted a number of initiatives for open communication between leaders and employees to ensure that management is able to respond continuously and strategically to employee needs and concerns. We believe that open and continuous dialogue fosters a dynamic culture of ownership and accountability at all levels.

We have a comprehensive and holistic approach to ensuring that we have the best people with exceptional and diverse skills and perspectives who are engaged and can grow to execute our strategy in a continuously changing environment. Our talent philosophy includes hiring from a diverse pool of candidates, developing our internal talent with formal and informal training opportunities, engaging our people with our company culture, and retaining our talent with competitive rewards and promoting our well-qualified and diverse pipeline of leaders.

We focus on employee development to support business needs and goals. We design programs that provide career and leadership development opportunities for employees at all levels. Talent development is key to leadership readiness, employee engagement and retention.

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

We own or license patents and design registrations covering a variety of technologies, some of which are utilized in our dumbbells, kettlebells, barbells, treadmills, exercise bikes, and elliptical machines. Patent and design protection for these technologies, which are utilized in products sold in both the Direct and Retail segments, extends as far as 2045.

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

Nautilus is the licensee of a patent related to the Bowflex Revolution® home gyms and patents related to the VeloCore® bike. The home gym patent expires in 2025, and the bike patents have expiration dates in 2027.

BACKLOG

We define our customer order backlog to include firm orders for future shipment to our Retail customers, as well as unfulfilled consumer orders within the Direct segment.

Backlog as of a given date fluctuates based on specific timing of product shipment within the typical shipment timeframes for each of our segments. We had $32.9 million in backlog as of March 31, 2022. Our customer order backlog as of March 31, 2021 was approximately $205.1 million due to global supply and logistics disruptions during the COVID pandemic.

SIGNIFICANT CUSTOMERS

For the year ended March 31, 2022, the transition period ended March 31, 2021, and the years ended December 31, 2020 and 2019, the following customers accounted for more than 10% of our total net sales as follows:

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
Amazon.com	16.8%	10.6%	17.1%	15.2%
Dick's Sporting Goods	*	*	10.2%	11.7%
Best Buy	13.6%	*	*	*
*Less than 10% of total net sales.
ENVIRONMENTAL AND OTHER REGULATORY MATTERS

At Nautilus, we understand that environmental sustainability is a critical component of our business strategy and to the world in general. While we comply in all material respects with all applicable federal, state, and local environmental regulations and laws at our U.S. locations and internationally, we have been and will continue to evaluate our environmental impact and initiate improvements internally and with our third-party partners. By aligning sustainability initiatives throughout our operations, supply chain and product lifecycle, we continue to develop ourselves and our programs to improve resource efficiency and reduce waste

We will continue to build our environmental initiatives, ensuring that we have the information, systems, people, and processes in place across the organization to develop targets and roadmaps for priority focus areas. We will integrate and accelerate to make tangible progress and further embed sustainability across our full value chain. Some areas of focus include a lower carbon footprint, less landfill waste, chemical safety and regulatory compliance.

We do not expect that environmental legislation will have an adverse effect on our financial condition, nor do we anticipate any impact to material costs or liabilities in connection with environmental matters. Our goal is to initiate proactive measures and mitigate any possible risk in association with our environmental efforts.

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

AVAILABLE INFORMATION

Our common stock is listed on the New York Stock Exchange and trades under the symbol “NLS.” Our principal executive offices are located at 17750 SE 6th Way, Vancouver, Washington 98683, and our telephone number is (360) 859-2900. Our corporate website is located at http://www.nautilusinc.com and we use the investor relations page (www.nautilusinc.com/investors) to make information available to investors and the market.

We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. The SEC maintains a website at http://www.sec.gov where you can access copies of most of our SEC filings.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, and other information filed or furnished with the SEC, available free of charge on the investor relations page of our corporate website. In addition to our SEC filings, we also webcast our earnings calls and certain events we participate in with members of the investment community on our investor relations page. Further, we use our investor relations page to make presentations and other materials regarding our business and financial performance available, along with our Code of Business Conduct and Ethics, corporate governance policies, and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be textual references only.

Item 1A. Risk Factors

Nautilus operates in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in this Annual Report on Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business, operations and financial results. If any of the risks described in this Annual Report on Form 10-K actually occur, our business, operating results and financial position could be adversely affected.

Strategic and Operational Risks

Our business is typically affected by seasonality which results in fluctuations in our operating results.

We typically experience fluctuations in aggregate sales volume during the year. In most prior years, sales were typically strongest in the fiscal third ending December and fourth quarter ending March and are generally weakest in the fiscal first quarter ending June and second quarter ending September. During the COVID-19 pandemic the seasonality we had typically experienced was largely nullified. The mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of fitness equipment. In addition, our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period.

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

Our third-party manufacturing contracts are generally of annual or shorter duration and some manufactured products are sourced on the basis of individual purchase orders. There is no assurance that we will be able to maintain our current relationships with these parties or, if necessary, establish future arrangements with other third-party manufacturers on commercially reasonable terms. Further, while we maintain an active quality control, factory inspection and qualification program, we cannot ensure that their manufacturing and quality control processes will be maintained at a level sufficient to meet our inventory needs or prevent the inadvertent sale of substandard products. While we believe that products manufactured by our current third-party manufacturers could generally be procured from alternative sources, temporary or permanent loss of services from a significant manufacturer could cause disruption in our supply chain and operations.

Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers, based on our estimates of future demand for particular products and services. Failure to accurately forecast our needs may result in manufacturing delays or increased costs. Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products and services, changes in demand for the products and services of our competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions, such as those caused by the recent COVID-19 outbreak. This risk will be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of products available for sale.

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

Many of our products carry warranties for defects in quality and workmanship. We may experience significant expense as the result of product quality issues, product recalls or product liability claims, which may have a material adverse effect on our business. We maintain a warranty reserve for estimated future warranty claims. However, the actual costs of servicing future warranty claims may exceed the reserve and have a material adverse effect on our results of operations, financial condition and cash flows.

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

Health epidemics, including the recent COVID-19 pandemic, have had, and could in the future have, an adverse impact on our operations, supply chains and distribution systems

Our business and operations have been and may continue to be affected by health epidemics, including the recent COVID-19 pandemic, impacting the markets and communities in which we and our partners, advertisers, and customers operate. The global spread of COVID-19 has created significant worldwide operational and economic volatility, uncertainty and disruption, and the extent to which COVID-19 will adversely impact our business is highly uncertain, rapidly changing, and cannot be accurately predicted. The COVID-19 pandemic may adversely affect our operations, supply chains and distribution systems. We have experienced, and may continue to experience, unpredictable supply and demand for certain of our products and services.

As a result of COVID-19, we have experienced delays in receiving our products due to difficulties in sourcing logistics from Asia during the pandemic and the resulting higher costs associated with securing shipping slots from Asia. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, potentially reducing our ability to access capital, which could negatively affect our liquidity in the future. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business.

There is uncertainty around the duration and breadth of the COVID-19 pandemic, as well as general economic uncertainty and macroeconomic conditions, and, as a result, the ultimate impact on our business, financial condition or operating results cannot be reasonably estimated at this time.

Our business is subject to the risk of earthquakes, fire, power outages, floods, public health crises, including the recent COVID-19 pandemic, and other catastrophic events, and to interruption by man-made problems such as terrorism.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, public health crises, including the recent COVID-19 pandemic, and similar events. The third-party systems and operations and contract manufacturers we rely on are subject to similar risks. Our insurance policies may not cover losses from these events or may provide insufficient compensation that does not cover our total losses. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and contract manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products, that house our servers, or from which we generate content. As we rely heavily on our computer and communications systems, and the internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and our contract manufacturers’ businesses, which could have an adverse effect on our business, financial condition, and operating results.

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

Future impairments of goodwill and intangible assets could negatively impact our operating results.

As of March 31, 2022, we had goodwill of $24.5 million and other intangible assets of $9.3 million. Any future impairment charges, if significant, could materially and adversely affect our operating results. An unexpected decline in revenue, changes in market conditions, changes in competitive products or technologies or a change in management's intentions regarding utilization of intangible assets could lead to future impairment charges.

We may be unable to attract and retain Members, which could have an adverse effect on our business and rate of growth.

We have experienced Member growth over the past several years. Our continued business and revenue growth is dependent on our ability to continuously attract and retain Members, and we cannot be sure that we will be successful in these efforts, or that Members retention levels will not materially decline. There are a number of factors that could lead to a decline in Member levels or that could prevent us from increasing our Member levels, including:

•our failure to introduce new features, products, or services that Members find engaging or our introduction of new products or services, or changes to existing products and services that are not favorably received;
•    pricing and perceived value of our offerings;
•    harm to our brand and reputation;
•    our inability to deliver quality products, content, and services;
•    actual or perceived safety concerns regarding our products;

•    unsatisfactory experiences with the delivery, installation, or servicing of our connected-fitness products, including due to prolonged delivery timelines and limitations on, or the suspension of, the in-home installation, return, and warranty servicing processes as a result of the current COVID-19 pandemic;
•    our Members engaging with competitive products and services;
•    technical or other problems preventing Members from accessing our content and services in a rapid and reliable manner or otherwise affecting the Member's experience;
•    a decline in the public’s interest in indoor cycling or running, or other fitness disciplines that we invest most heavily in;
•    deteriorating general economic conditions or a change in consumer spending preferences or buying trends, whether as a result of the COVID-19 pandemic or otherwise; and
•    interruptions in our ability to sell or deliver our connected fitness products or to create content and services for our Members as a result of the COVID-19 pandemic.

We may be adversely impacted by environmental, social and governance matters, including if we are unable to meet goals and commitments that we establish in relation to such matters.

In recent years, there has been an increased focus from investors, governmental and nongovernmental entities, and the public on environmental, social and governance ("ESG") matters, including greenhouse gas emissions, renewable energy, packaging and waste, practices related to sustainable supply chain, energy and water use, diversity, equity and inclusion, human rights and social commitment. A variety of organizations evaluate, and measure the performance of, companies on such ESG matters, and the results of these assessments are widely publicized. Given our commitment to ESG, we have established initiatives and are developing targets which we may refine or even expand further in the future. Execution of our ESG strategies to achieve these goals, commitments, and targets are subject to risks and uncertainties, many of which may be outside of our control and prove to be more costly than we anticipate. These risks and uncertainties include, but are not limited to, our ability to achieve our goals, commitments, and targets within the currently projected costs and the expected timeframes; unforeseen operational and technological difficulties; the outcome of research efforts and future technology developments; and the success of our collaborations with third parties. Any failure, or perceived failure, to achieve our ESG goals, commitments, and targets could damage our reputation and customer, investor and other stakeholder relationships, and may even result in regulatory enforcement action. Such conditions could have an adverse effect on our business, results of operations and financial condition.

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

Success of each of our products depends substantially on the amount of discretionary funds available to our customers. Global credit and financial markets have experienced extreme disruptions in the recent past, including severely diminished liquidity and credit availability, inflationary pricing constraints, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that similar disruptions will not occur in the future. Deterioration in general economic conditions may depress consumer spending, especially spending for discretionary consumer products such as ours. Poor economic conditions could, in turn, lead to substantial decreases in our net sales or have a material adverse effect on our operating results, financial position and cash flows.

Our revenues could decline due to changes in credit markets and decisions made by credit providers.

Historically, a significant portion of our Direct sales have been financed for our customers under various programs offered by third-party consumer credit financing sources. Reductions in consumer lending and the availability of consumer credit could limit the number of customers with the financial means to purchase our products. Higher interest rates could increase monthly payments for consumer products financed through one of our financing partners or through other sources of consumer financing. In the past, we have partnered with financial service companies to assist our customers in obtaining financing to purchase our products. Our present agreements with our third-party consumer credit financing providers enable certain customers to obtain financing if they qualify for the provider's private label revolving credit card. We cannot be assured that our third-party financing providers will continue to provide consumers with access to credit or that credit limits under such arrangements will not be reduced. Such restrictions or reductions in the availability of consumer credit could have a material adverse impact on our results of operations, financial position and cash flows. Higher interest rates could result in declines in consumer spending on consumer durable goods and other shifts in their spending habits which may result in decreased sales and reduced margins.

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

Our operations are subject to the effects of a rising rate of inflation which may adversely impact our financial condition and results of operations.

Inflation in the United States began to rise significantly in the second half of the calendar year 2021. This is primarily believed to be the result of the economic impacts from the COVID-19 pandemic, including the global supply chain disruptions, strong economic recovery and associated widespread demand for goods, and government stimulus packages, among other factors. For instance, global supply chain disruptions have resulted in shortages in materials and services. Such shortages have resulted in inflationary cost increases for labor, materials, and services, and could continue to cause costs to increase as well as scarcity of certain products. We are experiencing inflationary pressures in certain areas of our business, including with respect to employee wages, however, we cannot predict any future trends in the rate of inflation or associated increases in our operating costs and how that may impact our business. To the extent we are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our business, our revenues and gross margins could decrease, and our financial condition and results of operations could be adversely affected.

In addition, inflation is often accompanied by higher interest rates. The impact of COVID-19 may increase uncertainty in the global financial markets, as well as the possibility of high inflation and extended economic downturn, which could reduce our ability to incur debt or access capital and impact our results of operations and financial condition even after these conditions improve.

Legal and Regulatory Risks

We are subject to laws of the United States and foreign jurisdictions relating to individually identifiable information and personal health information, and failure to comply with those laws, whether or not inadvertent, could subject us to legal actions and could materially adversely affect our business, financial condition and results of operations.

Our digital platforms may receive, process, transmit and store personal health and fitness information relating to identifiable individuals. Consumer demand for personalized fitness experiences, through mobile applications or wearable fitness trackers, and our strategy to focus on digital fitness solutions for our products may increase the volume of identifiable individual information we receive on our platforms and through our products. We also receive, process, transmit and store information relating to identifiable individuals in our capacity as an employer. As a result, we may be subject to United States (both federal and state) and foreign jurisdiction laws and regulations designed to protect both individually identifiable information and personal health information, including HIPAA and its regulations, and the GDPR. The GDPR includes, and a growing number of legislative and regulatory bodies elsewhere in the world have adopted, consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. These breach notification laws continue to evolve and include jurisdiction-specific obligations. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises personal data.

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

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which requires us to conduct due diligence on and disclose whether or not our products contain conflict minerals. These requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our products. In addition, we incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes, or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes, or sources of supply to avoid such materials.

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
•Changes in macroeconomic factors;
•Availability of consumer credit;
•Consumer confidence or income levels caused by changes in market conditions, including changes in the credit market, expected inflation, employment levels, and energy or other commodity prices;
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

Our future success depends on, among other factors, our ability to attract and retain qualified personnel, including executives and skilled labor. Availability of skilled workers is critical to our operations. We may experience difficulty maintaining desired staffing levels with unemployment rates at low levels in many of the geographic areas in which we manufacture or distribute goods. COVID-19 has added new challenges in attracting people for relocation. The loss of qualified personnel, our inability to attract new qualified employees or adequately train employees or a delay in hiring key personnel, could materially adversely affect our business, financial condition and results of operations.

Our ability to continue to execute our growth strategy could potentially be adversely affected by the effectiveness of organizational changes. Any disruption or uncertainty resulting from such changes could have a material adverse impact on our business, results of operations, and financial condition.

We are subject to a number of debt covenants.

In January 2020, we entered into a new credit facility with Wells Fargo National Association which was later amended in May and then October of 2021 to a period of five years ending October 2026. The proceeds from this new credit facility was used to refinance our existing indebtedness. Our new credit facility contains certain debt covenants and other customary events of default. Our ability to comply with these debt covenants may be affected by the other factors described in this “Risk Factors” section and other factors outside of our control. Failure to comply with one or more of these debt covenants may result in an event of default. Upon an event of default, if not waived by our lender, our lender may declare all amounts outstanding as due and payable. If our lender accelerates the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lender on a timely basis. In addition, these debt covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities. If we need additional capital and cannot raise it on acceptable terms, our business, financial condition and operating results could be materially and adversely affected.

The issuance of additional shares of our common stock could cause the market price of our common stock to decline and may result in dilution to our existing shareholders.

The Company filed a shelf registration statement on Form S-3 on November 9, 2020 with the SEC, that allows us to issue up to $100 million in securities including common stock, debt securities, warrants and units. The shelf registration statement is intended to provide the Company with increased financial flexibility and more efficient access to the capital markets. We cannot predict the effect, if any, that market sales of these securities or the availability of the securities will have on the prevailing market price of our common stock from time to time. Substantial sales of shares of our common stock or other securities in the public market, or the perception that those sales could occur, may cause the market price of our common stock to decline. Such a decrease in our share price could in turn impair our ability to raise capital through the sale of additional equity securities. Future issuances of our common stock, or other securities convertible into our common stock, may result in significant dilution to our existing shareholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing shareholders.

We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.

We incurred operating losses for the year-ended March 31, 2022, $25.3 million, and may incur operating losses in the future. We expect our operating expenses to increase in the future as we continue our sales and marketing efforts, continue to invest in research and development, expand our operating and retail infrastructure, add content and software features to our platform, expand into new geographies, develop new connected-fitness products and services, and in connection with legal, accounting, and other expenses related to operating as a public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our products and services, increased competition, a decrease in the growth or reduction in size of our overall market, the impacts to our business from the COVID-19 pandemic, or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Following is a summary of each of our properties as of March 31, 2022:

Company	Location	Primary Function(s)	Owned or Leased
Nautilus	Washington	Corporate headquarters, customer call center, and R&D facility	Leased
Nautilus	California	Warehouse and distribution facility	Leased
Nautilus	Minnesota	Software engineering offices	Leased
Nautilus	Ohio	Warehouse and distribution facility	Leased
Nautilus	Oregon	Warehouse and distribution facility	Leased
Nautilus	China	Quality assurance and software engineering offices	Leased
Nautilus	Switzerland	Software engineering offices	Leased

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

As of the date of filing of this Annual Report on Form 10-K, we have recorded a $4.7 million loss contingency related to a legal settlement involving a class action lawsuit related to advertisement of our treadmills. The settlement includes damages, a one-year free membership to JRNY, and administrative fees and was included as a component of General and administrative on our Consolidated Statements of Operations for the fiscal year ended March 31, 2022. As of March 31, 2022, $4.3 million remained accrued and was reflected in Accrued liabilities on our Consolidated Balance Sheets.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock
Our common stock is listed on the New York Stock Exchange (the “NYSE”) and trades under the symbol “NLS.” As of June 1, 2022, there were 41 holders of record of our common stock and approximately 4,900 beneficial shareholders.

We did not pay any dividends on our common stock in fiscal years 2022 or 2021. Payment of any future dividends, in accordance with our borrowing arrangements, is at the discretion of our Board of Directors, which considers various factors such as our financial condition, operating results, current and anticipated cash needs and future expansion plans.

Equity Compensation Plans
See Part III, Item 12 for equity compensation plan information.

Stock Performance Graph
The graph below compares the cumulative total shareholder return of our common stock with the cumulative total return of the NYSE Composite Index and the Russell 2000 index for the period commencing December 31, 2016 and ending on March 31, 2022. The Russell 2000 was chosen because we do not believe we can reasonably identify an industry index or specific peer issuer that would offer a meaningful comparison. The Russell 2000 represents a broad-based index of companies with similar market capitalization.

The graph assumes $100 was invested, on December 31, 2016, in our common stock and each index presented in the graph. The comparisons in the table below are not intended to forecast or be indicative of future performance of our common stock.

$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
NLS
NYSE Composite
Russell 2000

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	3/31/21	3/31/22
NLS	$100.00	$72.16	$58.92	$9.46	$98.05	$84.54	$22.27
NYSE Composite	$100.00	$115.84	$102.87	$125.83	$131.36	$141.10	$150.77
Russell 2000	$100.00	$113.14	$99.37	$122.94	$145.52	$163.62	$152.54

Item 6. [Reserved]

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

OVERVIEW
We empower healthier living through individualized connected fitness experiences and are committed to building a healthier world, one person at a time. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products, related accessories and a digital platform for consumer use, primarily in the U.S., Canada, Europe and Asia. Our products are sold under some of the most-recognized brand names in the fitness industry: Bowflex®, Schwinn®, JRNY® and Nautilus®.

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

Our results for the fiscal year ended March 31, 2022 ("fiscal 2022") were driven by the actions outlined in our North Star strategy. The five strategic pillars of our North Star strategy are: (1) adopt a consumer first mindset; (2) scale a differentiated digital offering; (3) focus investments on core businesses; (4) evolve supply chain to be a strategic advantage; and (5) build organizational capabilities to win by unleashing the power of our team. We intend to leverage our many strengths to transform into a company that empowers healthier living through individualized connected fitness experiences. Our transformation will build on our leading brands, products, innovation, distribution and digital assets to create a healthier world, one person at a time.

At the center of health and well-being is fitness. The market size more than doubled over the past two years, is normalizing from its peak during the COVID-19 pandemic with more normal seasonality, and will settle at a “new normal” significantly above pre-pandemic levels based on a profound evolution in consumers’ workouts and workplace habits. As a result of these changed habits and sentiments, we continue to believe much of the industry growth opportunity will remain at elevated levels relative to those experienced pre-pandemic. This results in stronger opportunities for the fitness industry and Nautilus.

Comparison for the Twelve-Months Ended March 31, 2022 to the Twelve-Months Ended March 31, 2021

•Net sales were $589.5 million for 2022, reflecting an 11.3% decrease as compared to net sales of $664.9 million for 2021.

•Net sales of our Direct segment decreased by $73.6 million, or 24.9%, in 2022, compared to 2021.

•Net sales of our Retail segment decreased by $1.8 million, or 0.5%, in 2022, compared to 2021, but increased 5% when excluding sales related to the Octane brand.

•Backlog was $32.9 million at March 31, 2022, compared to $205.1 million at March 31, 2021 as retailers are now ordering closer to inventory needs.

•Royalty income for 2022 increased by $0.01 million compared to 2021.

•Gross profit for 2022 was $148.5 million, or 25.2% of net sales, a decrease of $123.8 million, or 45.5%, as compared to gross profit of $272.3 million, or 41.0% of net sales, for 2021.

•Operating expenses for 2022 were $173.8 million, an increase of $19.6 million, or 12.7%, as compared to operating expenses of $154.2 million for 2021.

•Operating loss for 2022 was $25.3 million, a decrease of $143.4 million, or 121.4%, as compared to an operating income of $118.1 million for 2021.

•Loss from continuing operations was $22.2 million for 2022, or $0.72 per diluted share, compared to income from continuing operations of $88.8 million, or $2.81 per diluted share, for 2021. The effective tax rates for 2022 and 2021 were 21.3% and 20.7%, respectively.

•Net loss for 2022 was $22.4 million, compared to a net income of $88.1 million for 2021. Net loss per diluted share was $0.72 for 2022, compared to net income of $2.78 per diluted share, for 2021.

Comparison for the Twelve-Months Ended March 31, 2022 to the Twelve-Months Ended March 31, 2020

We measured our sales results versus the same period two years ago because we believe such a comparison is useful to investors as we return to a new normal level of demand post-COVID-19 pandemic.

•Net sales were $589.5 million, an increase of 85.0% versus the twelve-months ended March 31, 2020. When excluding sales related to the Octane brand, net sales increased by 112%, which equates to a 46% CAGR for the twelve-month period ended March 31, 2022 when compared to the same period in 2020.

•Gross profit for 2022 was $148.5 million, or 25.2% of net sales, an increase of $38.1 million, or 34.5%, as compared to gross profit of $110.3 million, or 34.6% of net sales, for 2020.

Comparison of the Twelve-Months Ended March 31, 2022 to the Twelve-Months Ended December 31, 2020 ("fiscal 2020")

We measured our sales results versus twelve-months ended December 31, 2020 because we believe such a comparison is useful to investors as we return to a new normal level of demand post-COVID-19 pandemic.

Net sales were $589.5 million for the fiscal year ended March 31, 2022, reflecting a 6.7% increase as compared to net sales of $552.6 million for the year ended December 31, 2020.

•Net sales of our Direct segment decreased by $19.2 million, or 8.0%, in fiscal 2022, compared to fiscal 2020.

•Net sales of our Retail segment increased by $56.0 million, or 18.2%, in fiscal 2022, compared to fiscal 2020, but increased 30% when excluding sales related to the Octane brand.

•Royalty income for fiscal 2022 increased by $0.1 million compared to fiscal 2020.

•Gross profit for fiscal 2022 was $148.5 million, or 25.2% of net sales, a decrease of $80.3 million, or 35.1%, as compared to gross profit of $228.8 million, or 41.4% of net sales, for fiscal 2020.

•Operating expenses for fiscal 2022 were $173.8 million, an increase of $22.8 million, or 15.1%, as compared to operating expenses of $151.0 million for fiscal 2020.

•Operating loss for 2022 was $25.3 million, a decrease of $103.1 million, or 132.5%, as compared to an operating income of $77.8 million for 2020.

•Loss from continuing operations was $22.2 million for fiscal 2022, or $0.72 per diluted share, compared to income from continuing operations of $60.5 million, or $1.88 per diluted share, for fiscal 2020. The effective tax rates for fiscal 2022 and fiscal 2020 were 21.3% and 16.8%, respectively.

•Net loss for fiscal 2022 was $22.4 million, compared to a net income of $59.8 million for 2020. Net loss per diluted share was $0.72 for fiscal 2022, compared to net income of $1.86 per diluted share, for fiscal 2020.

Comparison of the Three-Months Ended March 31, 2021 to the Three-Months ended March 31, 2020

A comparison of the three-months ended March 31, 2021 to the three-months ended March 31, 2020 may be found in Part I, Item 2, of the Company's Quarterly Report on Form 10-QT for the three-months ended March 31, 2021.

JRNY® Update

•Nautilus, Inc. continues to enhance the JRNY® platform, creating a differentiated connected-fitness experiences for its Members, which numbered 325,000 at March 31, 2022. Of these members, 111,000 were Subscribers.

•JRNY® Members now have access to over 1,400 on-demand instructor led videos as well as being able to enjoy over 220 locations with the immersive Explore the World feature.

•The benefits of the JRNY® platform are now even more prominently featured on the Bowflex.com and Schwinnfitness.com websites to help customers understand the full value of purchasing the company’s connected-fitness cardio and strength products.

•The Company has made great strides over the last two years to expand the installed base of “connectable to JRNY®” products. In FY2020, the Company sold only one connectable to JRNY® product, the Max Total. Since then, the Company has launched new bikes, treadmills, and Max Trainers that are connectable to JRNY® via an embedded screen or via the user’s own device. With the launch of the Bowflex® SelectTech® Workouts on the JRNY® Platform in November 2021, the Company can now include the best-selling SelectTech® 552 and 1090 dumbbells to the connectable to JRNY® installed base, which has grown to over 2.7 million units at the end of fiscal 2022 from about 0.1 million units at the end of fiscal 2020.

•In fiscal 2022, approximately 80% of total units sold were connectable to JRNY®, compared to only 22% in fiscal 2020.
Factors Affecting Our Performance

Our results of operations may vary significantly from period-to-period. Our revenues typically fluctuate due to the seasonality of our industry, customer buying patterns, product innovation, the nature and level of competition for health and fitness products, our ability to procure products to meet customer demand, the level of spending on, and effectiveness of, our media and advertising programs and our ability to attract new customers and maintain existing sales relationships. In addition, our revenues are highly susceptible to economic factors, including, among other things, the overall condition of the economy and the availability of consumer credit in both the U.S. and Canada. The COVID-19 pandemic had created a heightened need for home-fitness products at an unprecedented rate and then as the pandemic lessened there was a return to a more normal seasonality. We cannot predict with certainty the longer-term impacts of the COVID-19 pandemic and the change to consumer habits and sentiments and therefore, the impact on our results of operations is uncertain. Our gross margins are being impacted by fluctuations in the costs or availability of materials used to manufacture our products, tariffs, expedited shipping and transportation costs. Gross margins may also be affected by fluctuations in cost associated with the acquisition or license of products and technologies, product warranty claims, fuel, foreign currency exchange rates, and changes in costs of other distribution or manufacturing-related services. Our operating profits or losses may also be affected by the efficiency and effectiveness of our organization. Historically, our operating expenses have been influenced by media costs to produce and distribute advertisements of our products on television, websites and other media, facility costs, operating costs of our information and communications systems, product supply chain management, customer support and new product development activities. In addition, our operating expenses have been affected from time-to-time by asset impairment charges, restructuring charges and other significant unusual or infrequent expenses.

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

DISCONTINUED OPERATIONS

Results from discontinued operations relate to the disposal of our former Nautilus® Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to the Commercial business in 2022, 2021 and 2020, we continue to incur product liability expenses associated with product previously sold into the Commercial channel, and accrued interest associated with an uncertain tax position on discontinued international operations.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and (ii) the impact of the estimate on financial condition or operating performance is material. Our critical accounting estimate is discussed below.

Goodwill and Other Long-Term Assets Valuation
We evaluate our indefinite-lived intangible assets and goodwill for potential impairment annually or when events or circumstances indicate their carrying value may be impaired. Definite-lived intangible assets, including acquired trade names, customer relationships, patents and patent rights, and other long-lived assets, primarily property, plant and equipment, are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. During the year ended December 31, 2019 ("fiscal 2019"), we recognized a non-cash goodwill and intangible asset impairment charge of $72.0 million primarily related to the goodwill and indefinite-lived Octane Fitness brand name which was sold October 14, 2020. During fiscal 2022 and fiscal 2021, we recognized no goodwill impairment.

During the fourth quarter of fiscal 2022, we performed a sensitivity analysis for goodwill impairment with respect to each of our respective reporting units and determined that a hypothetical 10% decline in the fair value of either of the reporting units would not result in an impairment of goodwill for any reporting unit.

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

We make judgments about the recoverability of intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our ongoing consideration of all the factors described previously could result in impairment charges in the future, which could adversely affect our net income.

The fair value of acquired technology, which was determined at the acquisition date, primarily uses the cost approach. Other third party costs were also provided and considered in our analysis, where appropriate. In addition to the costs to reproduce each application, a developer's profit, an opportunity cost and an obsolescence factor were considered. The developer's profit represents the profit margin on a market participate developer's investment in the material, labor and overhead costs necessary to develop the intangible asset.

RESULTS OF OPERATIONS

The discussion that follows regarding our financial condition and results of operations for fiscal 2022 compared to the twelve months ended March 31, 2021 ("fiscal 2021") should be read in conjunction with our consolidated financial statements and the related notes in this report. Results for fiscal 2021 and the twelve months ended March 31, 2020 were derived from our quarterly condensed consolidated statements of operations as previously reported. All comparisons to prior year results are in reference to continuing operations only in each period, unless otherwise indicated. A discussion regarding our financial condition and results of operations for fiscal 2020 compared to the fiscal year ended December 31, 2019 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 26, 2021, which is available free of charge on the SEC’s website at www.sec.gov and our Investors website at http://www.nautilusinc.com/investors/sec-filings/.

Results of operations information was as follows (in thousands):

	Year Ended March 31,	Twelve-Months Ended March 31,
	2022	2021	Change	% Change
Net sales	$589,534	$664,913	$(75,379)	(11.3)%
Cost of sales	441,077	392,617	48,460	12.3%
Gross profit	148,457	272,296	(123,839)	(45.5)%
Operating expenses:
Selling and marketing	99,204	77,131	22,073	28.6%
General and administrative	51,783	40,580	11,203	27.6%
Research and development	22,786	15,840	6,946	43.9%
Loss on disposal group	—	20,668	(20,668)	(100.0)%
Total operating expenses	173,773	154,219	19,554	12.7%
Operating (loss) income	(25,316)	118,077	(143,393)	(121.4)%
Other income (expense):
Interest income	35	54	(19)
Interest expense	(1,580)	(1,085)	(495)
Other, net	(1,369)	(4,991)	3,622
Total other expense, net	(2,914)	(6,022)	3,108
(Loss) income from continuing operations before income taxes	(28,230)	112,055	(140,285)
Income tax (benefit) expense	(6,026)	23,239	(29,265)
(Loss) income from continuing operations	(22,204)	88,816	(111,020)
Loss from discontinued operations, net of income taxes	(227)	(748)	521
Net (loss) income	$(22,431)	$88,068	$(110,499)

Results of operations information by segment and major product lines was as follows (in thousands):

	Year Ended March 31,	Twelve- Months Ended March 31,
	2022	2021	Change	% Change
Net Sales
Direct net sales:
Cardio products(1)	$128,550	$212,887	$(84,337)	(39.6)%
Strength products(2)	93,176	82,435	10,741	13.0%
Direct	221,726	295,322	(73,596)	(24.9)%

Retail net sales:
Cardio products(1)	$208,991	$270,097	$(61,106)	(22.6)%
Strength products(2)	155,078	95,761	59,317	61.9%
Retail	364,069	365,858	(1,789)	(0.5)%

Royalty income	3,739	3,733	6	0.2%
	$589,534	$664,913	$(75,379)	(11.3)%

Cost of sales:
Direct	$153,609	$137,760	$15,849	11.5%
Retail	287,468	254,857	32,611	12.8%
	$441,077	$392,617	$48,460	12.3%

Gross profit:
Direct	$68,117	$157,562	$(89,445)	(56.8)%
Retail	76,601	111,001	(34,400)	(31)%
Royalty	3,739	3,733	6	0.2%
	$148,457	$272,296	$(123,839)	(45.5)%

Gross margin:
Direct	30.7%	53.4%	(2,270)	basis points
Retail	21.0%	30.3%	(930)	basis points

Contribution:
Direct	$(15,711)	$86,013	$(101,724)	(118.3)%
Retail	44,831	80,741	(35,910)	(44.5)%

Contribution rate:
Direct	(7.1)%	29.1%	(3,620)	basis points
Retail	12.3%	22.1%	(980)	basis points

(1) Cardio products include: connected-fitness bikes like the Bowflex® C6, VeloCore® and Schwinn® IC4, Max Trainer®, Zero Runner®, treadmills, other exercise bikes, ellipticals and subscription services.

(2) Strength products include: home gyms and Bowflex® SelectTech® dumbbells, kettlebell and barbell weights, and accessories

	Year Ended March 31,	Twelve-Months Ended March 31,
	2022	2020	Change	% Change
Net sales	$589,534	$318,607	$270,927	85.0%
Cost of sales	441,077	208,269	232,808	111.8%
Gross profit	148,457	110,338	38,119	34.5%
Operating expenses:
Selling and marketing	99,204	85,238	13,966	16.4%
General and administrative	51,783	30,243	21,540	71.2%
Research and development	22,786	13,786	9,000	65.3%
Goodwill impairment	—	72,008	(72,008)	(100.0)%
Total operating expenses	173,773	201,275	(27,502)	(13.7)%
Operating loss	(25,316)	(90,937)	65,621	(72.2)%
Other income (expense):
Interest income	35	(1)	36
Interest expense	(1,580)	(1,402)	(178)
Other, net	(1,369)	(36)	(1,333)
Total other expense, net	(2,914)	(1,439)	(1,475)
Loss from continuing operations before income taxes	(28,230)	(92,376)	64,146
Income tax benefit	(6,026)	(10,867)	4,841
Loss from continuing operations	(22,204)	(81,509)	59,305
Loss from discontinued operations, net of income taxes	(227)	(532)	305
Net loss	$(22,431)	$(82,041)	$59,610

Results of operations information by segment and major product lines was as follows (in thousands):

	Year Ended March 31,	Twelve-Months Ended March 31,
	2022	2020	Change	% Change
Net Sales
Direct net sales:
Cardio products(1)	$128,550	$94,093	$34,457	36.6%
Strength products(2)	93,176	25,985	67,191	258.6%
Direct	221,726	120,078	101,648	84.7%

Retail net sales:
Cardio products(1)	$208,991	$146,778	$62,213	42.4%
Strength products(2)	155,078	48,598	106,480	219.1%
Retail	364,069	195,376	168,693	86.3%

Royalty income	3,739	3,153	586	18.6%
	$589,534	$318,607	$270,927	85.0%

Cost of sales:
Direct	$153,609	$62,625	$90,984	145.3%
Retail	287,468	145,644	141,824	97.4%
	$441,077	$208,269	$232,808	111.8%

Gross profit:
Direct	$68,117	$57,453	$10,664	18.6%
Retail	76,601	49,732	26,869	54.0%
Royalty	3,739	3,153	586	18.6%
	$148,457	$110,338	$38,119	34.5%

Gross margin:
Direct	30.7%	47.8%	(1,710)	basis points
Retail	21.0%	25.5%	(450)	basis points

Contribution:
Direct	$(15,711)	$9,270	$(24,981)	(269.5)%
Retail	44,831	8,768	36,063	411.3%

Contribution rate:
Direct	(7.1)%	7.7%	(1,480)	basis points
Retail	12.3%	4.5%	780	basis points

(1) Cardio products include: connected-fitness bikes like the Bowflex® C6, VeloCore® and Schwinn® IC4, Max Trainer®, Zero Runner®, treadmills, other exercise bikes, ellipticals and subscription services.

(2) Strength products include: home gyms and Bowflex® SelectTech® dumbbells, kettlebell and barbell weights, and accessories

Sales and Gross Profit

Direct Segment

Comparison of the year-ended March 31, 2022 to the twelve-months ended March 31, 2021

Net sales were $221.7 million for 2022, compared to $295.3 million, a decline of 24.9%, versus the same period in 2021. The net sales decrease was primarily driven by lower cardio sales.

Cardio sales declined 39.6% versus the same period in 2021. Lower cardio sales were primarily driven by lower bike sales. Strength product sales grew 13.0% versus the same period in 2021. Higher strength sales were primarily driven by increased sales of SelectTech® weights and benches.

The Direct segment ended the year with $0.8 million of backlog as of March 31, 2022. Backlog represents unfulfilled consumer orders net of current promotional programs and sales discounts.

Gross profit margin was 30.7% for 2022 versus 53.4% for the same period in 2021. The 22.7 ppt decrease in gross margin was primarily driven by: increased product costs, logistics and discounting (-19 ppts) and increased investments in JRNY® (-4 ppts). Gross profit was $68.1 million, a decrease of 56.8% versus the same period in 2021.

Segment contribution loss was $15.7 million for 2022, compared to segment contribution income of $86.0 million for 2021. The decline was primarily driven by lower gross profit and increased investments in media and JRNY®. Advertising expenses were $42.1 million in 2022 compared to $30.9 million for the same period in 2021.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers were 56.7% in 2022 compared to 52.5% in 2021. The increase in approvals reflects higher credit quality applications.

Retail Segment

Comparison of the fiscal year-ended March 31, 2022 to the twelve-months ended March 31, 2021

Net sales were $364.1 million for 2022, compared to $365.9 million, a decline of 0.5%, versus the same period in 2021. Excluding sales related to Octane, net sales increased 5% compared to the same period in 2021. Retail segment sales outside the United States and Canada decreased 13%, or a decrease of 9% excluding Octane.

The decrease in sales was primarily driven by lower demand for our bikes and higher sales discounting, partially offset by strong sales of SelectTech® weights and benches.

Cardio sales decreased 22.6% compared to the same period in 2021, driven primarily by lower bike demand. Strength sales increased 61.9% versus 2021, driven primarily by SelectTech® weights.

Gross profit margin was 21.0%, down from 30.3% for the same period in 2021. The 9.3 ppt decrease in gross profit margin was primarily driven by increased product costs, logistics and discounting. Gross profit was $76.6 million, a decrease of 31.0% versus the same period in 2021.

Segment contribution income for 2022 was $44.8 million, compared to $80.7 million for 2021. The $35.9 million decrease was primarily driven by lower gross profit.

Royalty

Royalty income increased by $0.01 million, or 0.2%, to $3.7 million for 2022, compared to 2021, primarily due to royalty settlements.

Operating Expenses
Operating expenses for 2022 were $173.8 million, an increase of $19.6 million, or 12.7%, as compared to operating expenses of $154.2 million for 2021. The increase in operating expenses primarily related to brand advertising and media spend and increased research and development and general and administrative expenses partially offset by loss on disposal group of $20.7 million in 2021.

Selling and Marketing
Selling and marketing expenses include payroll, employee benefits, and other headcount-related expenses associated with sales and marketing personnel, and the costs of media advertising, promotions, trade shows, seminars, sales incentives related to our JRNY® platform and other programs.

Selling and marketing information was as follows (dollars in thousands):

	Year Ended March 31,	Twelve-Months Ended March 31,	Change
	2022	2021	$	%
Selling and marketing	$99,204	$77,131	$22,073	28.6%
As % of net sales	16.8%	11.6%

The increase in selling and marketing expenses as a percentage of net sales in 2022 compared to 2021 was due to the increase in brand advertising to drive demand and preserve market share.

Media advertising expense is the largest component of selling and marketing and was as follows (dollars in thousands):

	Year Ended March 31,	Twelve-Months Ended March 31,	Change
	2022	2021	$	%
Media advertising - Direct	$42,096	$10,139	$31,957	315.2%
Media advertising - Brand	16,239	1,399	14,840	1,060.8%
Total advertising	$58,335	$11,538	$46,797	405.6%

The increase in media advertising in 2022 compared to 2021 was primarily due to increased media spending as we return to more historically normalized levels of advertising support to drive demand and preserve market share.

General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, acquisition costs and other administrative fees.

General and administrative expenses was as follows (dollars in thousands):

	Year Ended March 31,	Twelve-Months Ended March 31,	Change
	2022	2021	$	%
General and administrative	$51,783	$40,580	$11,203	27.6%
As % of net sales	8.8%	6.1%

The increase in general and administrative expenses in 2022 compared to 2021 was primarily due to increased personnel costs, a $4.7 million loss contingency related to a legal settlement for a class action lawsuit, and VAY acquisition costs.

The increase in general and administrative expenses as a percentage of net sales in 2022 compared to 2021 was primarily due to the increase in costs as noted above.

Research and Development
Research and development expenses include payroll, employee benefits, other headcount-related expenses and information technology associated with product development.

Research and development expenses was as follows (dollars in thousands):

	Year Ended March 31,	Twelve-Months Ended March 31,	Change
	2022	2021	$	%
Research and development	$22,786	$15,840	$6,946	43.9%
As % of net sales	3.9%	2.4%

The increase in research and development expenses in 2022 compared to 2021 was driven primarily by increased investments in JRNY®, our digital platform.

Loss on Disposal Group
The loss on disposal group for 2021 related to the disposal of our Octane business, which was sold on October 14, 2020.

Operating (Loss) Income
Operating loss for 2022 was $25.3 million, a decrease of $143.4 million, as compared to an operating income of $118.1 million for 2021. The decrease was primarily due to lower gross profit and increased operating expenses as discussed in more detail above.

Interest Expense
Interest expense of $1.6 million and $1.1 million in 2022 and 2021, respectively, was primarily related to the outstanding balance on our term loan and line of credit.

Other, Net
Other, net includes the effect of currency exchange rate fluctuations with the U.S. and our foreign subsidiaries and equity investment impairments.

Other, net for 2022 was $1.4 million, a decrease of $3.6 million, as compared to $5.0 million in 2021. The decrease in other, net was primarily due to an equity investment impairment for the fair value deterioration from adverse changes in the general market condition of the equity investees' industry of $2.5 million in 2021.

(Loss) Income from Continuing Operations
Loss from continuing operations was $28.2 million for 2022, or $(0.72) per diluted share, compared to income from continuing operations of $112.1 million, or $2.81 per diluted share, for 2021. The decrease in income from continuing operations was primarily due to lower gross profit and higher operating expenses as discussed in more detail above.

Income Tax (Benefit) Expense
Income tax (benefit) expense includes U.S. and international income taxes, and interest and penalties on uncertain tax positions.

Income tax (benefit) expense was as follows (dollars in thousands):

	Year Ended March 31,	Twelve-Months Ended March 31,	Change
	2022	2021	$	%
Income tax (benefit) expense	$(6,026)	$23,239	$(29,265)	(125.9)%
Effective tax rate	21.3%	20.7%

The income tax benefit from continuing operations for 2022 was primarily due to the net loss incurred in the U.S. The income tax expense from continuing operations for 2021 was primarily as a result of the net profit generated in the U.S.

Refer to Note 17, Income Taxes, to our consolidated financial statements included in Part II, Item 8 of this report for additional information.

Net (Loss) Income
Net loss was $22.4 million for 2022, compared to net income of $88.1 million for 2021. Net loss per diluted share was $(0.72) for 2022, compared to net income per diluted share of $2.78 for 2021.

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

As of March 31, 2022, we had $14.2 million of cash, cash equivalents and restricted cash, compared to cash and cash equivalents, restricted cash, and available for sale securities of $113.2 million as of March 31, 2021.

Cash used in operating activities was $66.6 million for fiscal 2022, compared to cash used in operating activities of $71.7 million for the comparable period ended March 31, 2021. The decrease in cash flows from operating activities for fiscal 2022 compared to fiscal 2021 was primarily due to our net loss for fiscal 2022 and the changes in our operating assets and liabilities discussed below.

Trade receivables decreased by $27.2 million to $61.5 million as of March 31, 2022, compared to $88.7 million as of March 31, 2021, primarily due to timing of customer payments.

Inventory increased by $43.1 million to $111.2 million as of March 31, 2022, compared to $68.1 million as of March 31, 2021. The increase in inventory was driven by the strategic decision to increase on-hand inventory levels for the fitness season given continued disruption in global logistics. About 14% of inventory as of March 31, 2022 was in-transit.

Prepaids and other current assets decreased by $11.3 million to $14.5 million as of March 31, 2022, compared to $25.8 million as of March 31, 2021, primarily due to decreases in other short-term deposits for inventory.

Trade payables decreased by $45.7 million to $53.2 million as of March 31, 2022, compared to $98.9 million as of March 31, 2021, primarily due to the timing of payments and slow down in inventory purchases.

Accrued liabilities increased by $9.8 million to $29.4 million as of March 31, 2022, compared to $19.6 million as of March 31, 2021, primarily due to deferred subscription revenue, an accrued loss contingency related to a class action lawsuit legal settlement, payroll related liabilities and customer deposits.

Cash provided by investing activities of $34.4 million in fiscal 2022 was related to the proceeds of marketable securities of $73.4 million, $13.1 million used for capital expenditures during fiscal 2022, primarily for information technology assets, our digital platform JRNY® and production tooling and equipment, offset by business acquisition costs of $26.0 million.

Cash provided by financing activities of $12.7 million in fiscal 2022 was primarily related to proceeds from long-term debt of $65.2 million and proceeds from stock purchases and stock option exercises of $1.0 million, offset by payments on our term loan and line of credit of $49.9 million, tax payments related to stock award issuances of $2.9 million and debt issuance costs of $0.6 million.

Financing Arrangements

Wells Fargo Bank Credit Agreement
On October 29, 2021, we amended our Credit Agreement dated January 31, 2020, with Wells Fargo Bank, National Association (“Wells Fargo”) and the lenders from time to time party thereto (collectively with Wells Fargo the “Lenders”) (the “Credit Agreement”), pursuant to which the Lenders agreed, among other things, to make available to us an asset-based revolving loan facility, subject to a borrowing base (the “ABL Revolving Facility”), and a term loan facility (the “Term Loan Facility” and together with the ABL Revolving Facility, the “Credit Facility”), in each case, as such amounts may increase or decrease in accordance with the terms of the Credit Agreement. The amendment increased the aggregate principal amount available under the ABL Revolving Facility from $55.0 million to $100.0 million (the “Revolver”), subject to a borrowing base. The maturity date of the Credit Facility was extended to October 29, 2026. The unamortized balance on the Term Loan was $11.5 million, as of the effective date of the amendment, and will amortize on a new 60-month straight line basis to coincide with the extended maturity date. In connection with the credit amendment we recorded $0.6 million in unamortized debt issuance costs as Other assets on our Consolidated Balance Sheets. The repayment of obligations under the Credit Agreement is secured by substantially all of our assets. Principal and interest amounts are required to be paid as scheduled.

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

As of March 31, 2022, outstanding borrowings totaled $29.4 million, with $10.1 million and $19.3 million under our Term Loan Facility and Revolver, respectively. As of March 31, 2022, we were in compliance with the financial covenants of the Credit Agreement and $65.8 million was available for borrowing under the ABL Revolving Facility.

Interest on the Revolver will accrue at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.86% to 2.36% (based on average quarterly availability) and interest on the Term Loan Facility will accrue at SOFR plus 4.61%. As of March 31, 2022, our interest rate was 2.16% for the Revolver and 4.91% for the Term Loan Facility.

The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with ASC 470, Debt. Borrowings outstanding under a revolving credit agreement that include a requirement to maintain a springing lock-box arrangement are classified based on the provisions of ASC 470 because the lock-box remittances do not automatically reduce the debt outstanding.

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

Commitments and Contingencies
For a description of our commitments and contingencies, refer to Note 23, Commitments and Contingencies, to our consolidated financial statements in Part II, Item 8 of this report.

Non-Cancellable Contractual Obligations
Our operating cash flows include the effect of certain non-cancellable contractual obligations. A summary of such obligations as of March 31, 2022 is as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations, including interest	$30,714	$2,737	$7,549	$20,428	$—
Purchase obligations(1)	39,845	39,845	—	—	—
Minimum royalty obligations	625	625	—	—	—
Total	$71,184	$43,207	$7,549	$20,428	$—

(1) Our purchase obligations are comprised primarily of inventory purchase commitments to our third-party manufacturers. Because substantially all of our inventory is sourced from Asia, we have long lead times and therefore need to secure factory capacity from our vendors in advance. Our third-party manufacturing contracts are generally of annual or shorter duration, or manufactured products are sourced by individual purchase orders.

Due to uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at March 31, 2022, we are unable to make reasonable reliable estimates of the timing of any cash settlements with the respective taxing authorities. Therefore, approximately $4.1 million of liabilities related to unrecognized tax benefits, including interest and penalties on uncertain tax positions, have been excluded from the contractual table above. For further information, refer to Note 17, Income Taxes.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at March 31, 2022.

INFLATION

We are subject to the effects of inflation through elevated supply chain costs, including logistics costs. Additionally, because we purchase component parts from our suppliers, we may be adversely impacted by their inability to adequately mitigate inflationary, industry, or economic pressures. Although we do not believe that inflation has had a material impact on our business, financial condition or results of operations, our business could be more affected by inflation in the future which could have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of net sales if we are unable to fully offset such higher costs through price increases.

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

Our negotiated credit facilities generally charge interest based on a benchmark rate such as SOFR. Fluctuations in short-term interest rates may cause interest payments on term loan principal and drawn amounts on the revolving line to increase or decrease. As of March 31, 2022, the outstanding balances on our credit facilities totaled $29.4 million.

We enter into foreign exchange forward contracts to offset the earnings impacts of exchange rate fluctuations on certain monetary assets and liabilities. Total notional amounts outstanding at March 31, 2022 were $33.5 million. A hypothetical 10% increase in interest rates, or a 10% movement in the currencies underlying our foreign currency derivative positions, would have material impacts on our results of operations, financial position or cash flows.

We do not enter into derivative instruments for any purpose other than to manage our interest rate or foreign currency exposure. That is, we do not engage in interest rate or currency exchange rate speculation using derivative instruments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nautilus, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Nautilus, Inc. (a Washington corporation) and subsidiaries (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for the year ended March 31, 2022, and the quarter ended March 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended March 31, 2022, and the quarter ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of December 31, 2020 and for each of the two years in the period then ended were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 26, 2021.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 3, 2022 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment
As described further in Note 12 to the financial statements, management evaluates goodwill on an annual basis as of March 31, or more frequently if impairment indicators exist, at the reporting unit level. Management estimates the fair values of its reporting units using a combination of the income and market approaches. The determination of the fair value of the reporting units requires management to make estimates and assumptions related to inputs, such as forecasted revenues and certain operating expenses and discount rates. We identified the goodwill impairment assessment as a critical audit matter.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to the critical audit matter included the following, among others:

•We evaluated the reasonableness of management’s significant assumptions, which included forecasted revenue and certain operating expenses. We evaluated whether these forecasted assumptions were reasonable by performing sensitivity tests on significant management assumptions, which included consideration of historical performance and publicly available industry data.

•We evaluated the valuation model with the assistance of valuation specialists, including the reasonableness of the utilized discount rate.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Bellevue, Washington
June 3, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nautilus, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Nautilus, Inc. (and subsidiaries) (the “Company”) as of March 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2022, and our report dated June 3, 2022 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP
Bellevue, Washington
June 3, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Nautilus, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Nautilus, Inc. and subsidiaries (the Company) as of December 31, 2020, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

We served as the Company’s auditor from 2017 to 2020.

Portland, Oregon
February 26, 2021

NAUTILUS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of March 31,		As of December 31,
	2022	2021	2020
Assets
Current assets:
Cash and cash equivalents	$12,872	$38,441	$56,581
Restricted cash	1,339	1,339	1,339
Available-for-sale securities	—	73,448	36,199
Trade receivables, net of allowances	61,454	88,657	91,224
Inventories	111,190	68,085	51,140
Prepaids and other current assets	14,546	25,840	19,188
Other current assets - restricted, current	3,887	—	—
Income taxes receivable	1,998	—	4,021
Total current assets	207,286	295,810	259,692
Property, plant and equipment, net	32,129	24,496	23,926
Operating lease right-of-use assets	23,620	19,108	19,876
Goodwill	24,510	—	—
Other intangible assets, net	9,304	9,365	9,380
Deferred income tax assets, non-current	8,760	2,144	2,426
Income taxes receivable, non-current	5,673	—	—
Other assets	2,763	3,307	2,817
Total assets	$314,045	$354,230	$318,117
Liabilities and Shareholders' Equity
Trade payables	$53,165	$98,878	$96,399
Accrued liabilities	29,386	19,627	22,841
Operating lease liabilities, current portion	4,494	3,384	3,331
Financing lease liabilities, current portion	119	—	—
Warranty obligations, current portion	4,968	7,243	4,198
Income taxes payable	839	5,709	—
Debt payable, current portion, net of unamortized debt issuance costs	2,243	3,000	2,792
Total current liabilities	95,214	137,841	129,561
Operating lease liabilities, non-current	20,926	17,875	18,736
Financing lease liabilities, non-current	395	—	—
Warranty obligations, non-current	1,248	1,408	1,000
Income taxes payable, non-current	4,029	3,657	4,309
Other long-term liabilities	1,071	607	606
Debt payable, non-current, net of unamortized debt issuance costs	27,113	10,297	10,710
Total liabilities	149,996	171,685	164,922
Commitments and contingencies (Note 23)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 31,268, 30,576 and 30,330 shares issued and outstanding	6,483	2,176	3,061
Retained earnings	158,093	180,524	150,120
Accumulated other comprehensive (loss) income	(527)	(155)	14
Total shareholders' equity	164,049	182,545	153,195
Total liabilities and shareholders' equity	$314,045	$354,230	$318,117
See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
Net sales	$589,534	$206,075	$552,560	$309,285
Cost of sales	441,077	126,984	323,758	198,702
Gross profit	148,457	79,091	228,802	110,583
Operating expenses:
Selling and marketing	99,204	23,480	78,337	94,595
General and administrative	51,783	12,060	36,176	30,242
Research and development	22,786	3,843	15,812	14,282
Loss on disposal group, goodwill and other intangible impairment charge	—	—	20,668	72,008
Total operating expenses	173,773	39,383	150,993	211,127
Operating (loss) income	(25,316)	39,708	77,809	(100,544)
Other income (expense):
Interest income	35	45	11	162
Interest expense	(1,580)	(214)	(1,498)	(980)
Other, net	(1,369)	(1,363)	(3,587)	(470)
Total other expense, net	(2,914)	(1,532)	(5,074)	(1,288)
(Loss) income from continuing operations before income taxes	(28,230)	38,176	72,735	(101,832)
Income tax (benefit) expense	(6,026)	7,595	12,198	(9,537)
(Loss) income from continuing operations	(22,204)	30,581	60,537	(92,295)
Discontinued operations:
Loss from discontinued operations before income taxes	(198)	(82)	(162)	(206)
Income tax expense of discontinued operations	29	95	527	299
Loss from discontinued operations	(227)	(177)	(689)	(505)
Net (loss) income	$(22,431)	$30,404	$59,848	$(92,800)

Basic (loss) income per share from continuing operations	$(0.72)	$1.01	$2.02	$(3.11)
Basic loss per share from discontinued operations	—	(0.01)	(0.03)	(0.02)
Basic net (loss) income per share	$(0.72)	$1.00	$1.99	$(3.13)

Diluted (loss) income per share from continuing operations	$(0.72)	$0.94	$1.88	$(3.11)
Diluted loss per share from discontinued operations	—	(0.01)	(0.02)	(0.02)
Diluted net (loss) income per share	$(0.72)	$0.93	$1.86	$(3.13)
Shares used in per share calculations:
Basic	31,029	30,416	30,007	29,684
Diluted	31,029	32,642	32,123	29,684

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
Net (loss) income	$(22,431)	$30,404	$59,848	$(92,800)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of income tax expense of $13, $—, $— and $6	(4)	(4)	(4)	6
Loss on derivative securities, effective portion, net of income tax benefit of $—, $—, $— and $139	—	—	—	(223)
Foreign currency translation adjustment, net of income tax expense (benefit) of $13, $(5), $(32) and $(27)	(368)	(165)	955	189
Other comprehensive (loss) income	(372)	(169)	951	(28)
Comprehensive (loss) income	$(22,803)	$30,235	$60,799	$(92,828)
See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2018	29,545	$215	$183,290	$(909)	$182,596
Net loss	—	—	(92,800)	—	(92,800)
Unrealized gain on marketable securities, net of income tax expense of $6	—	—	—	6	6
Loss on derivative securities, effective portion, net of income tax benefit of $139	—	—	—	(223)	(223)
Foreign currency translation adjustment, net of income tax benefit of $27	—	—	—	189	189
Stock-based compensation expense	—	837	(218)	—	619
Common stock issued under equity compensation plan, net of shares withheld for tax payments	135	(32)	—	—	(32)
Common stock issued under employee stock purchase plan	101	241	—	—	241
Balances at December 31, 2019	29,781	1,261	90,272	(937)	90,596
Net income	—	—	59,848	—	59,848
Unrealized loss on marketable securities, net of income tax expense of $—	—	—	—	(4)	(4)
Foreign currency translation adjustment, net of income tax benefit of $32	—	—	—	955	955
Stock-based compensation expense	—	3,734	—	—	3,734
Common stock issued under equity compensation plan, net of shares withheld for tax payments	455	(2,190)	—	—	(2,190)
Common stock issued under employee stock purchase plan	94	256	—	—	256
Balances at December 31, 2020	30,330	3,061	150,120	14	153,195
Net income	—	—	30,404	—	30,404
Unrealized loss on marketable securities, net of income tax expense of $—	—	—	—	(4)	(4)
Foreign currency translation adjustment, net of income tax benefit of $5	—	—	—	(165)	(165)
Stock-based compensation expense	—	1,172	—	—	1,172
Common stock issued under equity compensation plan, net of shares withheld for tax payments	246	(2,057)	—	—	(2,057)
Balances at March 31, 2021	30,576	2,176	180,524	(155)	182,545
Net loss	—	—	(22,431)	—	(22,431)
Unrealized loss on marketable securities, net of income tax expense of $13	—	—	—	(4)	(4)
Foreign currency translation adjustment, net of income tax expense of $13	—	—	—	(368)	(368)
Stock-based compensation expense	—	6,262	—	—	6,262
Common stock issued under equity compensation plan, net of shares withheld for tax payments	646	(2,441)	—	—	(2,441)
Common stock issued under employee stock purchase plan	46	486	—	—	486
Balances at March 31, 2022	31,268	$6,483	$158,093	$(527)	$164,049
See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
Cash flows from operating activities:
(Loss) income from continuing operations	$(22,204)	$30,581	$60,537	$(92,295)
Loss from discontinued operations	(227)	(177)	(689)	(505)
Net (loss) income	(22,431)	30,404	59,848	(92,800)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,615	2,017	9,448	10,811
Provision for allowance for doubtful accounts	414	852	332	19
Inventory lower-of-cost-or-market/NRV adjustments	—	(163)	2,391	770
Stock-based compensation expense	6,262	1,172	3,734	619
Loss on asset dispositions	—	157	709	1,191
Loss on debt extinguishment	—	—	230	—
Loss on disposal group, goodwill and other intangible impairment charge	—	—	20,668	72,008
Loss on other investment in non-controlled affiliates impairment	—	—	2,500	—
Deferred income taxes, net of valuation allowances	(7,827)	312	(2,008)	(10,613)
Excess tax benefit related to stock-based awards			—	—
Other	586	(619)	(832)	(90)
Changes in operating assets and liabilities:
Trade receivables	26,906	1,841	(41,565)	(8,790)
Inventories	(41,774)	(16,813)	(9,584)	13,237
Prepaids and other assets	7,993	(5,871)	(6,682)	3,012
Income taxes receivable	(7,672)	4,019	(3,550)	5,181
Trade payables	(44,159)	2,692	21,819	(13,451)
Accrued liabilities and other liabilities, including warranty obligations	6,521	4,807	14,202	(3,677)
Net cash (used in) provided by operating activities	(66,566)	24,807	71,660	(22,573)
Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	73,448	—	—	25,271
Acquisition of business, net of cash acquired	(26,035)	(37,249)	(36,199)	—
Purchases of property, plant and equipment	(13,050)	(2,739)	(9,727)	(8,952)
Proceeds from the sale of disposal group	—	—	21,410	—
Purchases of other investments in non-controlled affiliates	—	—	—	(3,500)
Net cash provided by (used in) investing activities	34,363	(39,988)	(24,516)	12,819
Cash flows from financing activities:
Proceeds from long-term debt	65,238	335	45,758	32,968
Payments on long-term debt	(49,930)	(327)	(45,101)	(50,667)
Payment of debt issuance costs	(577)	—	(1,842)	—
Payments on finance lease liabilities	(60)	—	—	—
Proceeds from employee stock purchases	486	103	256	241
Proceeds from exercise of stock options	479	—	51	75
Tax payments related to stock award issuances	(2,920)	(2,160)	(2,240)	(107)
Net cash provided by (used in) financing activities	12,716	(2,049)	(3,118)	(17,490)
Effect of exchange rate changes	(2,195)	(910)	2,824	189
Net (decrease) increase in cash, cash equivalents and restricted cash	(21,682)	(18,140)	46,850	(27,055)
Cash and cash equivalents at beginning of period	39,780	57,920	11,070	38,125
Cash, cash equivalents and restricted cash at end of period	$18,098	$39,780	$57,920	$11,070

Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes, net	$13,983	$(608)	$17,300	$(4,186)
Cash paid for interest	655	124	889	1,197

Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$1,077	$534	$908	$420

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Condensed Balance Sheets to the total of the same amounts shown above:

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
Cash and cash equivalents	$12,872	$38,441	$56,581	$11,070
Restricted cash	1,339	1,339	1,339	—
Other current assets - restricted, current	3,887	—	—	—
Total cash, cash equivalents and restricted cash	$18,098	$39,780	$57,920	$11,070

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

Basis of Consolidation and Presentation
On December 30, 2020, our Board of Directors approved a change in our fiscal year end from December 31st to March 31st. This document reflects our fourth fiscal quarter, which ended March 31, 2022, of our fiscal year from April 1, 2021 through March 31, 2022.

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

Discontinued Operations
Results from discontinued operations relate to the disposal of our former Nautilus® Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to our former Commercial business from January 1, 2019 through March 31, 2022, we continue to have product liability and other legal expenses associated with product previously sold into the Commercial channel.

Results of operations related to the Commercial business have been presented in the consolidated financial statements as discontinued operations for all periods presented.

Use of Management's Estimates
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

We rely on third-party contract manufacturers in Asia for substantially all of our products and for certain product engineering support. Business operations could be disrupted by natural disasters, difficulties in transporting products from non-U.S. suppliers, as well as political, social or economic instability in the countries where contract manufacturers or their vendors or customers conduct business. While any such contract manufacturing arrangement could be replaced over time, the temporary loss of the services of any primary contract manufacturer could delay product shipments and cause a significant disruption in our operations. In the fiscal year ended March 31, 2022 ("fiscal 2022"), the year ended December 31, 2020 ("fiscal 2020") we had three vendors each individual accounted for more than 11%, but less than 23%, and for the three-month transition period ended March 31, 2021 we had two customers for more than 10%, but less than 50% of our trade payables.

We derive a significant portion of our net sales from a small number of our Retail customers. A loss of business from one or more of these large customers, if not replaced with new business, would negatively affect our operating results and cash flows. In the fiscal 2022 and for fiscal 2020 two customers and for the three-month transition period ended March 31, 2021 one customer each individually accounted for more than 10%, but less than 18%, of our net sales. In the fiscal year ended March 31, 2022 ("fiscal 2022"), the year ended December 31, 2020 ("fiscal 2020") and for the three-month transition period ended March 31, 2021 we had three customers each individual accounted for more than 10%, but less than 39%, of our trade receivables.

Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less at purchase are considered to be cash equivalents. As of March 31, 2022, we did not have any cash equivalents. As of March 31, 2021, cash equivalents consisted of money market funds that totaled $9.7 million and, as of December 31, 2020, cash equivalents consisted of money market funds that totaled $14.9 million.

Restricted Cash
We are required by our banking partner to maintain a restricted bank account to cover for exposures on corporate credit cards and letters of credits. The use of these funds are restricted until the exposure with the banking partner is closed.

Other Assets - Restricted, Current
We have an escrow account for contingent consideration to be paid to the former owners of VAY AG upon achievement of continued employment over an 18 month period ending on March 17, 2023. For additional information, refer to Note 2, Business Acquisition.

Available-For-Sale Securities
We classify our marketable debt securities as available-for-sale and, accordingly, record them at fair value. Marketable securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is expected to be used for current operations. Unrealized holding gains and losses, which are immaterial, are excluded from earnings and are reported net of tax in other comprehensive income until realized. Dividend and interest income is recognized when earned. Realized gains and losses, which were not material in fiscal 2022, the transition period ended March 31, 2021 or fiscal 2020, are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

We do not enter into derivative instruments for any purpose other than to manage our interest rate or foreign currency exposure. That is, we do not engage in interest rate or currency exchange rate speculation using derivative instruments. For additional information, refer to Note 7, Derivatives.

Trade Receivables
Accounts receivable primarily consists of trade receivables due from our Retail segment customers. We determine an allowance for doubtful accounts based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. For additional information, refer to Note 8, Trade Receivables.

Inventories
Inventories are stated at the lower of cost and net realizable value ("NRV"), with cost determined based on the first-in, first-out method. We establish inventory allowances for excess, slow-moving and obsolete inventory based on inventory levels, expected product life and forecasted sales. Inventories are written down to NRV based on historical demand, competitive factors, changes in technology and product lifecycles. For additional information, refer to Note 9, Inventories.

Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation. Improvements or betterments which add new functionality or significantly extend the life of an asset are capitalized. Software costs related to an asset developed for internal use are capitalized after the preliminary project stage, management has committed to the completion of the project and it is probable the project will be complete and used as intended. Expenditures for maintenance and repairs are expensed as incurred. The cost of assets retired, or otherwise disposed of, and the related accumulated depreciation, are removed from the accounts at the time of disposal. Gains and losses resulting from asset sales and dispositions are recognized in the period in which assets are disposed. Depreciation is recognized, using the straight-line method, over the lesser of the estimated useful lives of the assets or, in the case of leasehold improvements, the lease term, including renewal periods if we expect to exercise our renewal options. Depreciation on automobiles, computer software and equipment, machinery and equipment is determined based on estimated useful lives, which generally range from two-to-seven years, and leasehold improvements five-to-twenty years and furniture and fixtures which generally range from five-to-twenty years. For additional information, refer to Note 10, Property, Plant and Equipment.

Business Combinations
We allocate the purchase price of a business acquisition to the assets acquired and liabilities assumed based upon their estimated fair values at the business combination date. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires us to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Unanticipated events or circumstances may occur that could affect the accuracy of our fair value estimates, and under different assumptions, the resulting valuations could be materially different, which could impact the operating results we report.

Goodwill
Goodwill consists of the excess of acquisition consideration over the fair values of net assets acquired in business combinations. It is not amortized, but rather is tested at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a quantitative impairment analysis is performed. A quantitative impairment analysis involves estimating the fair value of a reporting unit using widely-accepted valuation methodologies including the income and market approaches, which requires the use of estimates and assumptions.

We make significant assumptions and estimates about the extent and timing of future cash flows, discount rates, growth rates and terminal value. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. We also use market valuation models and other financial ratios, which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses. These estimates and assumptions include revenue growth rates, discounts rates, and determination of appropriate market comparables. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

In accordance ASC 350 — Intangibles — Goodwill and Other, we perform a goodwill and indefinite-lived asset impairment evaluation during the fourth quarter of each year. However, as a result of the decline in our market value relative to the market and our industry, identified as a triggering event, we performed an interim evaluation and a market capitalization reconciliation during the quarter ended June 30, 2019, which resulted in a non-cash goodwill impairment charge of $63.5 million which reduced goodwill to zero. In fiscal 2022, we recognized goodwill in the amount of $24.5 million with the business acquisition of VAY. We performed our annual goodwill evaluation and market capitalization reconciliation for the the fiscal year ending March 31, 2022, which resulted in no impairment recognized.

If the facts and circumstances surrounding our assumptions change, our goodwill impairment analysis may fail. Assumptions and estimates to determine far values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we continue to experience a sustained decline in our market capitalization, adjusted for estimated control premium, that is determined to be indicative of a reduction in fair value of one or more of our reporting units, we may be required to record future impairment charges for goodwill. An impairment could have a material effect on our consolidated balance sheet and results of operations.

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

We tested our indefinite-lived trademarks for impairment in the fourth quarter of fiscal 2022 and the fourth quarter of fiscal 2020. During the third quarter of fiscal 2020, we sold Octane Fitness and the related other intangible assets were reduced by $32.0 million for our Octane Fitness brand name. The impairment charge was recorded as operating expenses on the Consolidated Statements of Operations. We perform our annual other intangible asset evaluation, which resulted in no impairment charge recognized for March 31, 2022.

Definite-lived intangible assets, primarily acquired trade names, customer relationships, patents and patent rights, are stated at cost, net of accumulated amortization, and are evaluated for impairment as discussed below under Impairment of Long-Lived Assets. We recognize amortization expense for our definite-lived intangible assets on a straight-line basis over the estimated useful lives. For further information regarding other intangible assets, see Note 13, Other Intangible Assets.

Impairment of Long-Lived Assets
Long-lived assets, including property, plant and equipment and definite-lived intangible assets, are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. When such an event or condition occurs, we estimate the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to determine whether a potential impairment exists. If the carrying value exceeds estimated future undiscounted cash flows, we record impairment expense to reduce the carrying value of the asset to its estimated fair value. In accordance ASC 360 — Property, Plant, and Equipment, we performed a test for recoverability of our assets as the goodwill and indefinite-lived intangible asset impairment from the decline in our market value relative to the market and our industry identified a long-lived asset impairment indicator in 2019. For a long-lived assets or disposal group classified as held-for-sale to be disposed of, the carrying value is determined in a similar manner, except that fair values are reduced for the cost to sell. The assets and liabilities of a disposal group classified as held-for-sale were presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets. The disposal group was structured as a sale of the subsidiary shares and asset sale for the international assets. Based on our testing, we determined that our long-lived assets were recoverable, and a step two impairment charge was not required in fiscal 2022, the three-month transition period ended March 31, 2021 or fiscal 2020.

Equity Investments
ASU 2016-01 Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, requires us to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. We do not hold any equity investments where we use quoted market prices to determine the fair values. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the quarter ended December 31, 2020 we recognized a non-cash impairment charge of $2.5 million as a component of other, net on our Consolidated Statements of Operations as we made an assessment of one equity investment after observing impairment indicators upon review of the most recent financial statements and third-party valuation reports, as well as noting a significant adverse change in the general market conditions in which the equity investee operates.
Share Repurchases
Shares of our common stock may be repurchased from time to time as authorized by our Board of Directors. Repurchases may be made in open market transactions at prevailing prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. Share repurchases are funded from existing cash balances, and repurchased shares are retired and returned to unissued authorized shares. These repurchases are accounted for as reductions to our common stock to the extent available with remaining amounts allocated against retained earnings. As of March 31, 2022, we did not have an authorized share repurchase plan.

Revenue Recognition
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

Sales of our subscriptions are deemed to be one performance obligation and we recognize revenue from these arrangements ratably over the subscription term as the performance obligation is satisfied. Revenue generated from subscriptions is recorded in our Direct segment.

We offer free trials of subscriptions, bundled with product offerings (e.g., subscription for premium content). For these types of transactions that involve multiple performance obligations, the transaction price require allocations to the distinct performance obligation, as the free trial provides a material right. The transaction price is then allocated to each performance obligation based on standalone selling price. We determine stand-alone selling price based on prices charged to customers. Breakage is factored into the determination of the stand-alone selling price of a subscription. Breakage or activation rate, is defined as a percentage of those that never activate a free-trial offering.

Some of our contracts with customers contain multiple performance obligations. For customer contracts that include multiple performance obligations, we account for individual performance obligations if they are distinct. We allocate the transaction price to each performance obligation based on its relative standalone selling price. We generally determine standalone selling price based on prices charged to customers on standalone sales or using expected cost plus margin.

Significant judgement, such as breakage or activation rate, is factored into the determination of the stand-alone selling price of a subscription. Breakage or activation rate, is defined as a percentage of those that never activate a free-trial offering.

Payment terms for our retail partners depend on the country of sale or agreement with the customer and payment is generally required within 90 days or less of shipment to or receipt by the retail partner. Payment is due at the time of sale for our e-commerce transactions.

Deferred net revenue occurs because sales transactions include future update rights and performance obligations, which are subject to a recognition period. This balance increases from period to period by revenue that is deferred from current sales with these types of service obligations and is reduced by the recognition of revenue from prior sales that were deferred. Generally, revenue is recognized as the services are provided.

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
We generally account for our shipping and handling activities as a fulfillment activity, consistent with the timing of revenue recognition; that is, when our customer takes control of the transferred goods. In the event that a customer were to take control of a product prior to shipment, we make an accounting policy election to treat such shipping and handling activities as a fulfillment cost. For additional information, see Note 5, Revenues.
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

Activity in our sales discounts and returns allowance was as follows (in thousands):

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
Balance, beginning	$6,348	$6,411	$4,385	$4,419
Charges to reserve	49,983	6,337	22,009	18,311
Reductions for sales discounts and returns	(44,152)	(6,400)	(19,983)	(18,345)
Balance, ending	$12,179	$6,348	$6,411	$4,385

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

Litigation and Loss Contingencies
From time to time, we may be involved in various claims, lawsuits and other proceedings. These legal proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur. We record expenses for litigation and loss contingencies as a component of general and administrative expense when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When a loss contingency is not both probable and estimable, we do not establish an accrued liability. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then we disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose that an estimate cannot be made. For additional information, see Note 23, Commitments and Contingencies.

Advertising and Promotion
We expense our advertising and promotion costs as incurred. Production costs of television advertising commercials are recorded in prepaids and other current assets until the initial broadcast, at which time such costs are expensed. Advertising and promotion costs are included in selling and marketing expenses and totaled $61.5 million, $12.3 million, $36.3 million and $46.8 million for fiscal 2022, the three-month transition period ended

March 31, 2021, fiscal 2020 and fiscal 2019, respectively. Prepaid advertising and promotion costs were $1.6 million, $4.7 million and $0.6 million for the fiscal year ended March 31, 2022, the three-month transition period ended March 31, 2021, and the year ended December 31, 2020, respectively.

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

Foreign Currency Translation
We translate the accounts of our non-U.S. subsidiaries into U.S. dollars as follows: revenues, expenses, gains and losses are translated at weighted-average exchange rates during the year; and assets and liabilities are translated at the exchange rate on the balance sheet date. Translation gains and losses are reported in our Consolidated Balance Sheets as a component of accumulated other comprehensive (loss) income.

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

For additional information on financial instruments recorded at fair value on a recurring basis as of March 31, 2022, refer to Note 6, Fair Value Measurements.

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

(2) BUSINESS ACQUISITION

On September 17, 2021, we acquired VAY AG (“VAY”) for an aggregate purchase of $26.9 million using cash on hand. Headquartered in Zurich, Switzerland, VAY specializes in computer vision and AI technology solutions and has developed software solutions for human motion analysis using any normal RGB (red-green-blue) camera from a device, such as a laptop, smartphone, or tablet. With a mission to democratize professional human motion analysis, VAY enables clients in fitness and health industries to understand and analyze human movement, providing personalized feedback on repetitions and form in real-time.

We accounted for the transaction as a business combination. Goodwill recorded at the time of acquisition of $24.5 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets and liabilities assumed and is not deductible for tax purposes. Goodwill recorded in connection with this acquisition is primarily attributable to VAY's intellectual property base, employee workforce and application to future digital technologies. Acquired assets and liabilities assumed were recorded at estimated fair value on the acquisition date.

Total acquisition costs for fiscal 2022 were $1.0 million and were expensed in general and administrative costs. Since the acquisition occurred on September 17, 2021, no material amount of net sales or net income related to theVAY business was included in our reported March 31, 2022 financial statements.

The sellers of VAY have the opportunity to earn additional contingent consideration subject to the achievement of continued employment over an 18 months month period for a total of twenty software engineers. The contingent consideration arrangement of $3.9 million will be paid to the former owners of VAY upon achievement of these milestones and recognized as compensatory expense over the service period. An escrow account was funded for the contingency consideration and is reported on the Consolidated Balance Sheets as Other current assets - restricted, current.

The fair value of acquired technology, which was determined at the acquisition date, primarily uses the cost approach. Other third party costs were also provided and considered in our analysis, where appropriate. In addition to the costs to reproduce each application, a developer's profit, an opportunity cost and an obsolescence factor were considered. The developer's profit represents the profit margin on a market participate developer's investment in the material, labor and overhead costs necessary to develop the intangible asset.

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

The following table summarizes the preliminary fair values of the net assets acquired and liabilities assumed and measurement period adjustments since September 17, 2021, the acquisition date (in thousands):

	Preliminary valuation at September 17, 2021	Measurement period adjustments	Adjusted valuation at March 31, 2022
Cash	$230	$637	$867
Accounts receivable	9	—	9
Prepaid expenses	15	(2)	13
Deferred tax assets	58	1	59
Developed technology (included in property, plant and equipment)	3,000	—	3,000
Identifiable assets acquired	3,312	636	3,948

Accrued liabilities	187	722	909
Unearned revenue	53	3	56
Deferred tax liabilities, non-current	591	—	591
Total liabilities assumed	831	725	1,556

Net identifiable assets acquired	2,481	(89)	2,392
Goodwill	24,508	2	24,510
Total assets acquired	$26,989	$(87)	$26,902
The allocation of the purchase price is based upon valuation information available and estimates and assumptions made as of March 31, 2022. We have verified data and finalizing information including valuation and recording of the assets acquired and liabilities assumed, and the resulting amount of recognized goodwill.

This acquisition is not material to our net sales, results of operations or total assets during any period presented. Accordingly, our consolidated results from operations do not differ materially from historical performance as a result of this acquisition, and, therefore, pro forma results are not presented.

(3) DISCONTINUED OPERATIONS

Following is a summary of certain financial information regarding our discontinued operations (in thousands):

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
Loss from discontinued operations before income taxes	$(198)	$(82)	$(162)	$(206)
Income tax expense	29	95	527	299
Total loss from discontinued operations	$(227)	$(177)	$(689)	$(505)

(4) TRANSITION PERIOD

We are presenting our consolidated financial statements for the three-month period ended March 31, 2021. The following tables provide certain unaudited comparative financial information for the same period of the prior year.

	Three-Months Ended March 31,
	2021	(unaudited) 2020
Net sales	$206,075	$93,722
Cost of sales	126,984	58,125
Gross profit	79,091	35,597
Operating expenses:
Selling and marketing	23,480	24,686
General and administrative	12,060	7,656
Research and development	3,843	3,815
Total operating expenses	39,383	36,157
Operating income (loss)	39,708	(560)
Other income (expense):
Interest income	45	2
Interest expense	(214)	(627)
Other, net	(1,363)	41
Total other expense, net	(1,532)	(584)
Income (loss) from continuing operations before income taxes	38,176	(1,144)
Income tax expense (benefit)	7,595	(3,446)
Income from continuing operations	30,581	2,302
Loss from discontinued operations, net of income taxes	(177)	(118)
Net income	$30,404	$2,184

Basic income per share from continuing operations	$1.01	$0.08
Basic loss per share from discontinued operations	(0.01)	—
Basic net income per share(1)	$1.00	$0.07

Diluted income per share from continuing operations	$0.94	$0.08
Diluted loss per share from discontinued operations	(0.01)	—
Diluted net income per share(1)	$0.93	$0.07

Shares used in per share calculations:
Basic	30,416	29,796
Diluted	32,642	30,584
(1) May not add due to rounding.

	Three-Months Ended March 31,
	2021	(unaudited) 2020
Cash flows from operating activities:
Income from continuing operations	$30,581	$2,302
Loss from discontinued operations	(177)	(118)
Net income	30,404	2,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,017	2,810
Provision for allowance for doubtful accounts	852	374
Inventory lower-of-cost-or-market/NRV adjustments	(163)	982
Stock-based compensation expense	1,172	564
Loss on asset dispositions	157	—
Loss on debt extinguishment	—	230
Deferred income taxes, net of valuation allowances	312	6,029
Other	(619)	329
Changes in operating assets and liabilities:
Trade receivables	1,841	20,265
Inventories	(16,813)	18,945
Prepaids and other assets	(5,871)	1,934
Income taxes receivable	4,019	(9,678)
Trade payables	2,692	(40,271)
Accrued liabilities and other liabilities, including warranty obligations	4,807	1,629
Net cash provided by operating activities	24,807	6,326
Cash flows from investing activities:
Purchases of available-for-sale securities	(37,249)	—
Purchases of property, plant and equipment	(2,739)	(1,694)
Net cash used in investing activities	(39,988)	(1,694)
Cash flows from financing activities:
Proceeds from long-term debt	335	44,142
Payments on long-term debt	(327)	(30,286)
Payment of debt issuance costs	—	(1,823)
Proceeds from employee stock purchases	103	—
Tax payments related to stock award issuances	(2,160)	(44)
Net cash (used in) provided by financing activities	(2,049)	11,989
Effect of exchange rate changes	(910)	(1,235)
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,140)	15,386
Cash and cash equivalents at beginning of period	57,920	11,070
Cash, cash equivalents and restricted cash at end of period	$39,780	$26,456

Supplemental disclosure of cash flow information:
Cash (received) paid for income taxes, net	$(608)	$43
Cash paid for interest	124	238
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$534	$577

(5) REVENUES

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
Product sales	$567,914	$199,755	$534,758	$296,447
Extended warranties and services	7,053	2,860	8,157	6,691
Other(1)	14,567	3,460	9,645	6,147
Net sales	$589,534	$206,075	$552,560	$309,285
(1) Other revenue is primarily subscription revenue, freight and delivery and royalty income.

Subscriptions
Sales of our subscriptions are deemed to be one performance obligation and we recognize revenue from these arrangements ratably over the subscription term as the performance obligation is satisfied. Revenue generated from subscriptions is recorded in our Direct segment.

We offer free trials of subscriptions, bundled with product offerings (e.g., subscription for premium content). For these types of transactions that involve multiple performance obligations, the transaction price require allocations to the distinct performance obligation, as the free trial provides a material right. The transaction price is then allocated to each performance obligation based on standalone selling price. We determine stand-alone selling price based on prices charged to customers. Breakage is factored into the determination of the stand-alone selling price of a subscription. Breakage or activation rate, is defined as a percentage of those that never activate a free-trial offering.

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
United States	$460,237	$156,607	$461,521	$256,182
Canada	74,883	26,987	43,196	24,768
Europe, the Middle East and Africa	41,026	18,477	36,166	17,303
All other	13,388	4,004	11,677	11,032
Net sales	$589,534	$206,075	$552,560	$309,285

As of March 31, 2022, estimated revenue expected to be recognized in the future totaled $32.9 million, primarily related to customer order backlog, which includes firm orders for future shipment and unfulfilled orders to our Retail customers, as well as unfulfilled consumer orders within the Direct channel. As of March 31, 2022, Retail orders were $32.1 million, as retailers are now ordering closer to need compared to last year and Direct orders of $0.8 million as product demand declines. The estimated future revenues are net of contractual rebates and consideration payable for applicable Retail customers, and net of current promotional programs and sales discounts for our Direct customers.

The following table provides information about our liabilities from contracts with customers, primarily customer deposits and deferred revenue for which advance consideration is received prior to the transfer of control or the performance obligation is not satisfied. Revenue is recognized when transfer of control occurs. All customer deposits and deferred revenue received are short-term in nature, recognized over the next twelve months. Significant changes in contract liabilities balances, including revenue recognized in the reporting period that was included in opening contract liabilities, are shown below (in thousands):

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
Balance, beginning	$5,551	$6,392	$1,225	$816
Cash additions	4,537	4,739	9,148	2,330
Deferred revenue	6,875	—	—	—
Revenue recognition	(10,678)	(5,580)	(3,981)	(1,921)
Balance, ending	$6,285	$5,551	$6,392	$1,225

(6) FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivatives
Foreign currency forward contracts	$—	$128	$—	$128
Total liabilities at fair value	$—	$128	$—	$128

The carrying value of our escrow account for $3.9 million contingent consideration to be paid to the former owners of VAY AG upon achievement of continued employment over an 18 month period ending on March 17, 2023 approximates its fair value and falls under Level 3 of the fair value hierarchy.

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$9,679	$—	$—	$9,679
Total cash equivalents	9,679	—	—	9,679

Available-for-Sale Securities
Commercial paper	—	9,994	—	9,994
Corporate bonds	—	8,227	—	8,227
U.S. government bonds	—	55,227	—	55,227
Total assets at fair value	$9,679	$73,448	$—	$83,127

Liabilities:
Derivatives
Foreign currency forward contracts	$—	$672	$—	$672
Total liabilities at fair value	$—	$672	$—	$672

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents
Money market funds	$14,902	$—	$—	$14,902
Total cash equivalents	14,902	—	—	14,902

Available-for-Sale Securities
Commercial paper	—	5,993	—	5,993
Corporate bonds	—	2,067	—	2,067
U.S. government bonds	—	28,139	—	28,139
Total available-for-sale securities	—	36,199	—	36,199

Derivatives
Foreign currency forward contracts	—	228	—	228
Total assets at fair value	$14,902	$36,427	$—	$51,329

Liabilities:
Derivatives
Foreign currency forward contracts	$—	$15	$—	$15
Total liabilities at fair value	$—	$15	$—	$15

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during fiscal 2022, the three-month transition period ended March 31, 2021 or fiscal 2020. Additionally, we did not have any changes to our valuation techniques during any of these periods.

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value. Level 1 investment valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 investment valuations are obtained from inputs, other than quoted market prices in active markets for identical assets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions. The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Unrealized holding gains and losses are excluded from earnings and are reported net of tax in comprehensive (loss) income until realized.

The fair values of our foreign currency forward contracts are calculated as the present value of estimated future cash flows using discount factors derived from relevant Level 2 market inputs, including forward curves and volatility levels.

During the year ended December 31, 2020, we recorded an impairment of our equity investment assets required to be measured at fair value on a nonrecurring basis in the amount of $2.5 million. The $2.5 million non-cash impairment charge was determined based on our assessment of the investment upon review of the most recent financial statements and third-party valuation reports, as well as a significant adverse change in the general market conditions in which the investee operates.

The carrying value of our debt approximates its fair value and falls under Level 2 of the fair value hierarchy, as the interest rate is variable and based on current market rates.

(7) DERIVATIVES

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

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of March 31, 2022, total outstanding contract notional amounts were $33.5 million and had maturities of 106 days or less.

The fair value of our derivative instruments was included in our Consolidated Balance Sheets as follows (in thousands):

	Balance Sheet Classification	As of March 31,		As of December 31,
		2022	2021	2020
Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Prepaids and other current assets	$—	$—	$228
	Accrued liabilities	128	672	15

The effect of derivative instruments on our consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
		2022	2021	2020	2019
Derivative instruments designated as cash flow hedges:
Loss recognized in other comprehensive income before reclassifications	---	$—	$—	$—	$(128)
Gain reclassified from accumulated other comprehensive income to earnings for the effective portion	Interest expense	—	—	—	125
Income tax expense	Income tax (benefit) expense	—	—	—	(30)

Derivative instruments not designated as cash flow hedges:
(Loss) gain recognized in earnings	Other, net	$(30)	$(1,066)	$(2,419)	$458
Income tax (expense) benefit	Income tax (benefit) expense	(7)	(212)	597	(43)
For additional information related to our derivatives, see Notes 6 and 18.

(8) TRADE RECEIVABLES

Trade receivables, net, consisted of the following (in thousands):

	As of March 31,		As of December 31,
	2022	2021	2020
Trade receivables	$62,052	$89,834	$91,561
Allowance for doubtful accounts	(598)	(1,177)	(337)
Trade receivables, net of allowance	$61,454	$88,657	$91,224

Changes in our allowance for doubtful trade receivables were as follows (in thousands):

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
Balance, beginning	$1,177	$337	$45	$99
Charges to bad debt expense	414	852	332	19
Write-offs, net	(993)	(12)	(40)	(73)
Balance, ending	$598	$1,177	$337	$45

(9) INVENTORIES

Our inventories consisted of the following (in thousands):

	As of March 31,		As of December 31,
	2022	2021	2020
Finished goods	$104,988	$63,918	$48,371
Parts and components	6,202	4,167	2,769
Total inventories	$111,190	$68,085	$51,140

(10) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of March 31,		As of December 31,
				2022	2021	2020
Automobiles	5			$23	$23	$23
Leasehold improvements	4	to	20	3,150	3,059	3,059
Computer software and equipment	2	to	7	44,852	36,956	34,324
Machinery and equipment	3	to	5	16,447	15,699	15,527
Furniture and fixtures	5	to	20	2,634	2,586	2,587
Work in progress (1)	N/A			6,678	1,314	2,155
Total cost				73,784	59,637	57,675
Accumulated depreciation				(41,655)	(35,141)	(33,749)
Total property, plant and equipment, net				$32,129	$24,496	$23,926
(1) Work in progress includes information technology assets and production tooling.
Depreciation expense was as follows (in thousands):

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
Depreciation expense	$8,554	$2,002	$7,779	$7,314

(11) LEASES

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

The components of lease cost were as follows (in thousands):

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
Operating lease expense	$5,822	$1,035	$4,404	$4,518
Amortization of right of use assets of finance leases assets	57	—	—	—
Interest expense of finance lease liabilities	6	—	—	—
Total lease expense	$5,885	$1,035	$4,404	$4,518

Other information related to leases was as follows (dollars in thousands):

	As of March 31,		As of December 31,
	2022	2021	2020
Supplemental cash flow information related to leases was as follows:

Operating leases:
Operating lease right-of-use assets	$23,620	$19,108	$19,876

Operating lease liabilities, non-current	$20,926	$17,875	$18,736
Operating lease liabilities, current	4,494	3,384	3,331
Total operating lease liabilities	$25,420	$21,259	$22,067

Finance leases:
Property, plant and equipment, at cost	$569	$—	$—
Accumulated depreciation	(57)	—	—
Property, plant and equipment, net	$512	$—	$—

Finance lease liabilities, non-current	$395	$—	$—
Finance lease liabilities, current	119	—	—
Total finance lease liabilities	$514	$—	$—

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flow from operating leases	$6,485	$1,076	$3,906
Finance cash flows from finance leases	60	—	—

Additional operating lease information:
ROU assets obtained in exchange for operating lease obligations	$10,323	$—	$—
ROU assets obtained in exchange for finance lease obligations	569	—	—
Reductions to ROU assets resulting from reductions to operating lease obligations	1,358	268	3,239
Increases to ROU assets resulting from remeasurement of lease obligations	—	—	3,929

Weighted Average Remaining Lease Term:
Operating leases	3.1 years	6.9 years	7.1 years
Finance leases	4.5 years	N/A	N/A

Weighted Average Discount Rate:
Operating leases	4.65%	4.95%	4.94%
Finance leases	2.14%	—%	—%

We determined the discount rate for leases using a portfolio approach to determine an incremental borrowing rate to calculate the right-of-use assets and lease liabilities.

Maturities of lease liabilities under non-cancelable leases were as follows (in thousands):

	As of March 31, 2022
	Operating leases	Finance leases
Year ending:
2023	$5,668	$120
2024	5,543	120
2025	5,601	120
2026	4,517	120
2027	2,359	60
Thereafter	5,796	—
Total undiscounted lease payments	29,484	540
Less imputed interest	(4,064)	(26)
Total lease liabilities	$25,420	$514

(12) GOODWILL

The rollforward of goodwill was as follows (in thousands):

	Direct	Total
Balance, March 31, 2021	$—	$—
Business acquisition (Note 2)	24,510	24,510
Balance, March 31, 2022	$24,510	$24,510

In accordance with ASC 350 — Intangibles — Goodwill and Other, we perform our goodwill and indefinite-lived trade names impairment valuations annually, on March 31, or sooner if triggering events are identified. As of March 31, 2022, we had a total of $24.5 million of goodwill resulting from our VAY acquisition in September 2021 (Note 2), which is 100% assigned to our Direct reporting unit.

We assigned assets and liabilities to each reporting unit based on either specific identification or by using judgment for the remaining assets and liabilities that are not specific to a reporting unit. We determined the fair value of our reporting units in Step 1 of the ASC 350 analysis using the income approach and the market approach. In addition, we determined the fair value by adding a control premium observed from recent transactions of comparable companies to determine the reasonableness of that assumption and the fair values of the reporting units estimated in Step 1. Significant unobservable inputs and assumptions inherent in the valuation methodologies from Level 3 inputs were employed and include, but were not limited to, prospective financial information, growth rates, terminal value, royalty rates, discount rates, and comparable multiples from publicly traded companies in our industry. We compared the carrying amount of each reporting unit to its respective fair value. We reconciled the aggregate fair values of the reporting units determined in Step 1 (as described above) to the enterprise market capitalization plus a reasonable control premium. This total value was compared to a trailing 30-day average market capitalization of approximately $137 million as of March 31, 2022.

The Direct reporting unit's fair value exceeded the carrying value by more than 10%.

As a result, the market capitalization reconciliation analysis proved support for the reasonableness of the fair values estimated for each individual reporting unit and our conclusion of no impairment charge for goodwill and indefinite-lived intangibles.

The indefinite-lived intangible assets evaluation was performed using the relief from royalty method. This analysis was based on the estimated future cash flows generated for each separate brand/trademark. We compared the carrying amount to the estimated fair values. Based on our evaluation, the indefinite-lived intangible assets were recoverable.

Subsequent to year end and through the date of this filing, we are observing continued market volatility including a further decline in our market capitalization, which, in part, increases the possibility of a future impairment charge in the near term. If the facts and circumstances surrounding our assumptions change, our goodwill impairment analysis may fail. Assumptions and estimates to determine far values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we continue to experience a sustained decline in our market capitalization, adjusted for estimated control premium, that is determined to be indicative of a reduction in fair value one or more of our reporting units, we may be required to record future impairment charges for goodwill. An impairment could have a material effect on our consolidated balance sheet and results of operations.

(13) OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of March 31,		As of December 31,
				2022	2021	2020
Indefinite-lived trademarks	N/A			$9,052	$9,052	$9,052
Patents	7	to	24	1,043	1,443	1,443
				10,095	10,495	10,495
Accumulated amortization - definite-lived intangible assets				(791)	(1,130)	(1,115)
				$9,304	$9,365	$9,380

Amortization expense was as follows (in thousands):

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
Amortization expense	$61	$15	$1,669	$3,497

Future amortization of definite-lived intangible assets is as follows (in thousands):

2023	$61
2024	61
2025	61
2026	47
2027	3
Thereafter	19
$252

(14) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of March 31,		As of December 31,
	2022	2021	2020
Payroll and related liabilities	$10,405	$6,616	$9,702
Deferred revenue	6,285	5,551	6,401
Reserves(1)	4,433	2,624	2,784
Legal settlement(2)	4,250	—	—
Other	4,013	4,836	3,954
Total accrued liabilities	$29,386	$19,627	$22,841
(1) Reserves primarily consists of inventory, sales return, sales tax and product liability reserves.
(2) Legal settlement is a loss contingency accrual related to a legal settlement involving a class action lawsuit related to advertisement of our treadmills. For further information, see Note 23, Commitments and Contingencies.

(15) PRODUCT WARRANTIES

Changes in our product warranty obligations were as follows (in thousands):

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
Balance, beginning	$8,651	$5,198	$5,717	$5,575
Accruals	5,924	4,896	4,703	5,103
Payments	(8,359)	(1,443)	(5,222)	(4,961)
Balance, ending	$6,216	$8,651	$5,198	$5,717

(16) BORROWINGS

Wells Fargo Bank Credit Agreement
On October 29, 2021, we amended our Credit Agreement dated January 31, 2020, with Wells Fargo Bank, National Association (“Wells Fargo”) and the lenders from time to time party thereto (collectively with Wells Fargo the “Lenders”) (the “Credit Agreement”), pursuant to which the Lenders agreed, among other things, to make available to us an asset-based revolving loan facility, subject to a borrowing base (the “ABL Revolving Facility”), and a term loan facility (the “Term Loan Facility” and together with the ABL Revolving Facility, the “Credit Facility”), in each case, as such amounts may increase or decrease in accordance with the terms of the Credit Agreement. The amendment increased the aggregate principal amount available under the ABL Revolving Facility from $55.0 million to $100.0 million (the “Revolver”), subject to a borrowing base. The maturity date of the Credit Facility was extended to October 29, 2026. The unamortized balance on the Term Loan was $11.5 million, as of the effective date of the amendment, and will amortize on a new 60-month straight line basis to coincide with the extended maturity date. In connection with the credit amendment we recorded $0.6 million in new financing costs as Other assets on our Consolidated Balance Sheets. The repayment of obligations under the Credit Agreement is secured by substantially all of our assets. Principal and interest amounts are required to be paid as scheduled.

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

As of March 31, 2022, outstanding borrowings totaled $29.4 million, with $10.1 million and $19.3 million under our Term Loan Facility and Revolver, respectively. As of March 31, 2022, we were in compliance with the financial covenants of the Credit Agreement and $65.8 million was available for borrowing under the ABL Revolving Facility.

Interest on the Revolver will accrue at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.86% to 2.36% (based on average quarterly availability) and interest on the Term Loan Facility will accrue at SOFR plus 4.61%. As of March 31, 2022, our interest rate was 2.16% for the Revolver and 4.91% for the Term Loan Facility.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations, including interest	$30,714	$2,737	$7,549	$20,428	$—

The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with ASC 470, Debt. Borrowings outstanding under a revolving credit agreement that include a requirement to maintain a springing lock-box arrangement are classified based on the provisions of ASC 470 because the lock-box remittances do not automatically reduce the debt outstanding.

(17) INCOME TAXES

Income Tax Expense
Income (loss) from continuing operations before income taxes was as follows (in thousands):

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
U.S.	$(32,904)	$35,262	$68,555	$(102,004)
Non-U.S.	4,674	2,914	4,180	172
(Loss) income from continuing operations before income taxes	$(28,230)	$38,176	$72,735	$(101,832)

Income tax expense (benefit) from continuing operations was as follows (in thousands):

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
Current:
U.S. federal	$362	$5,212	$9,465	$164
U.S. state	(5)	1,267	3,834	419
Non-U.S.	1,444	804	1,065	453
Total current	1,801	7,283	14,364	1,036
Deferred:
U.S. federal	(6,881)	365	(517)	(9,431)
U.S. state	(940)	84	(1,629)	(540)
Non-U.S.	(6)	(137)	(20)	(602)
Total deferred	(7,827)	312	(2,166)	(10,573)
Income tax (benefit) expense	$(6,026)	$7,595	$12,198	$(9,537)

Following is a reconciliation of the U.S. statutory federal income tax rate with our effective income tax rate for continuing operations:

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
U.S. statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State tax, net of U.S. federal tax benefit	3.6	2.8	3.8	3.8
Non-U.S. income taxes	(0.8)	0.3	0.4	—
Nondeductible operating expenses	(0.5)	0.9	0.3	(0.4)
Foreign-derived intangible income deduction	—	(1.3)	(0.8)	—
Section 162(m) limitation	(5.4)	—	0.7	—
Non-deductible foreign employee stock compensation	(1.2)	—	—	—
Non-deductible acquisition related expenses	(1.8)	—	—	—
Research and development credit	2.3	(0.9)	(1.0)	0.5
Change in deferred tax measurement rate	0.2	0.1	(5.5)	(0.1)
Change in uncertain tax positions	(1.0)	0.2	0.2	0.1
Excess tax benefits from stock plans	5.4	(3.1)	(1.5)	(0.2)
Change in valuation allowance	(0.4)	(0.1)	34.3	(1.5)
Impairment of intangibles	—	—	—	(13.6)
Capital losses	—	—	(34.8)	—
Other	(0.1)	—	(0.3)	(0.2)
Effective income tax rate	21.3%	19.9%	16.8%	9.4%
The income tax benefits from continuing operations for the period ended March 31, 2022 were primarily driven by the loss generated in the U.S. The effective tax rate from continuing operations for the same period was primarily affected by the Section 162(m) limitation and the non-deductible GAAP book expenses that are not allowed for income tax purposes as a result of our acquisition of VAY.

Deferred Income Taxes
Individually significant components of deferred income tax assets and liabilities were as follows (in thousands):

	As of March 31,		As of December 31,
	2022	2021	2020
Deferred income tax assets:
Accrued liabilities	$5,828	$4,355	$4,113
Allowance for doubtful accounts	89	276	83
Inventory valuation	222	223	260
Capitalized indirect inventory costs	1,044	1,043	649
Stock-based compensation expense	895	739	978
Deferred rent	6,065	5,211	5,408
Deferred revenue	960	43	16
Interest expense	383	—	—
Net operating loss carryforward	2,194	1,317	1,427
Basis difference on long-lived assets	1,189	1,205	1,216
Credit carryforward	1,048	276	276
Capital losses	25,744	25,565	26,126
Other	290	279	89
Gross deferred income tax assets	45,951	40,532	40,641
Valuation allowance	(26,510)	(26,335)	(26,985)
Deferred income tax assets, net of valuation allowance	19,441	14,197	13,656
Deferred income tax liabilities:
Prepaid advertising	(273)	(1,133)	(134)
Other prepaids	(135)	(573)	(923)
Basis difference of long-lived assets	(4,740)	(5,664)	(5,275)
Deferred rent	(5,532)	(4,682)	(4,867)
Other	(1)	(1)	(31)
Deferred income tax liabilities	(10,681)	(12,053)	(11,230)
Net deferred income tax assets	$8,760	$2,144	$2,426

Our net deferred income tax assets were recorded on our Consolidated Balance Sheets as follows (in thousands):

	As of March 31,		As of December 31,
	2022	2021	2020
Deferred income tax assets, non-current	$8,760	$2,144	$2,426
Deferred income tax liabilities, non-current	—	—	—
Net deferred income tax assets (liabilities)	$8,760	$2,144	$2,426

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

As of March 31, 2022, we had a valuation allowance against net deferred income tax assets of $26.5 million. Of the valuation allowance, $25.7 million relates to domestic capital losses and $0.5 million relates to state tax credit carryforwards and state net operating loss carryforwards as we currently do not anticipate generating income of appropriate character to utilize those deferred tax assets. The remainder of $0.3 million relates to certain foreign intangible assets which are not more likely than not to be realized due the indefinite nature of the deferred tax assets. Should it be determined in the future that it is more likely than not that our domestic deferred income tax assets will be realized, an appropriate portion of valuation allowance would be released during the period in which such an assessment is made.

Income Tax Carryforwards
As of March 31, 2022, we had the following income tax carryforwards (in millions):

	Amount	Expires in
Net operating loss carryforwards
U.S. federal	$4.0	Indefinite
U.S. state	$18.4	2028 - 2042
U.S. state	$1.4	Indefinite
Capital loss carryforwards
U.S federal and state	$101.3	2025
Income tax credit carryforwards
U.S. federal	$0.7	2042
U.S. state	$0.4	Indefinite

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

Unrecognized Tax Benefits
Following is a reconciliation of gross unrecognized tax benefits from uncertain tax positions, excluding the impact of penalties and interest (in thousands):

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
Balance, beginning	$2,374	$2,323	$2,338	$2,330
Additions for tax positions taken in prior years	133	—	4	44
Reductions for tax positions taken in prior years	—	—	—	(81)
Additions for tax positions related to the current year	103	51	109	87
Lapses of statutes of limitations	—	—	(20)	(42)
Other	(828)	—	(108)	—
Balance, ending	$1,782	$2,374	$2,323	$2,338
Of the $1.8 million of gross unrecognized tax benefits from uncertain tax positions outstanding as of March 31, 2022, $1.7 million would affect our effective tax rate if recognized.
We recorded tax-related interest and penalty expense of $0.1 million for both 2022 and 2021 and $0.4 million for 2020. We had a cumulative liability for interest and penalties related to uncertain tax positions as of March 31, 2022 and 2021 of $2.3 million and $2.2 million, respectively.
Our U.S. federal income tax returns for 2008 through 2022 are open to review by the U.S. Internal Revenue Service. Our state income tax returns for 2008 through 2022 are open to review, depending on the respective statute of limitation in each state. Currently the Company's U.S corporate income tax returns for 2016 through 2019 are under IRS examination. In addition, we file income tax returns in several non-U.S. jurisdictions with varying statutes of limitation.

As of March 31, 2022, we believe it is reasonably likely that, within the next twelve months, $0.1 million of the previously unrecognized tax benefits related to certain non-U.S. filing positions may be recognized due to the expirations of the statutes of limitations and an anticipated deregistration of a certain foreign entity.

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

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance, December 2019	$—	$(937)	$(937)
Current period other comprehensive (loss) income before reclassifications	(4)	955	951
Net other comprehensive (loss) income during period	(4)	955	951
Balance, December 31, 2020	(4)	18	14
Current period other comprehensive loss before reclassifications	(4)	(165)	(169)
Net other comprehensive loss during period	(4)	(165)	(169)
Balance, March 31, 2021	(8)	(147)	(155)
Current period other comprehensive loss before reclassifications	(4)	(368)	(372)
Net other comprehensive loss during period	(4)	(368)	(372)
Balance, March 31, 2022	$(12)	$(515)	$(527)

(19) STOCK-BASED COMPENSATION

2015 Long-Term Incentive Plan
Our 2015 Long-Term Incentive Plan (the “2015 Plan”) is administered by the Compensation Committee of our Board of Directors and authorizes us to grant various types of stock-based awards including: stock options, stock appreciation rights, RSAs, RSUs, and PSUs. Stock options granted under the 2015 Plan shall not have an exercise price less than the fair market value of our common stock on the date of the grant. The exercise price of a stock option or stock appreciation right may not be reduced without shareholder approval. Stock options generally vest over periods of three or four years of continuous service, commencing on the date of grant. Stock options granted under the 2015 Plan have a seven-year contractual term.

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

2015 Long-Term Incentive Plan, As Amended
On May 1, 2020, Nautilus shareholders approved the amendment and restatement of our 2015 Plan (the "Amended 2015 Plan"). Prior to the amendment, there were approximately 4.8 million shares available for issuance under the

2015 Plan, 3.5 million shares originally reserved under the previous Long Term Incentive Plan and 1.3 million shares of common stock authorized under the 2015 Plan. The Amended 2015 Plan added an additional 2.0 million shares to be reserved for issuance. Upon adoption, there were approximately 6.8 million shares available for issuance under the Amended 2015 Plan.

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

At March 31, 2022, we had 0.7 million shares available for future grant under our Amended 2015 Plan, and a total of 3.5 million shares of our common stock are reserved for future issuance pursuant to awards currently outstanding under the Amended 2015 Plan and our previous plan combined.

Stock Option Activity
Stock option activity was as follows (shares in thousands):

	Options Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2020	740	$2.20
Forfeited, canceled or expired	(22)	8.22
Exercised	(9)	11.5
Outstanding at March 31, 2021	710	1.89
Forfeited, canceled or expired	(1)	2.72
Exercised	(238)	2.01
Outstanding at March 31, 2022	471	1.82

Certain information regarding options outstanding at March 31, 2022 was as follows:

	Options Outstanding	Options Exercisable	Options Vested and Expected to Vest
Number (in thousands)	471	244	471
Weighted-average exercise price	$1.82	$1.85	$1.82
Aggregate intrinsic value (in thousands)	$1,101	$1,101	$571
Weighted average remaining contractual term (in years)	5.4	5.5	5.4

RSA Activity
Compensation expense for RSAs is recognized over the estimated vesting period. Following is a summary of RSA activity (shares in thousands):

	RSAs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2020	117	$8.90
Outstanding at March 31, 2021	117	8.90
Granted	26	16
Vested	(88)	6.64
Outstanding at March 31, 2022	55	15.88

RSU Activity
Compensation expense for RSUs is recognized over the estimated vesting period. Following is a summary of RSU activity (shares in thousands):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2020	1,722	$4.91
Granted	52	27.58
Vested	(331)	5.83
Outstanding at March 31, 2021	1,443	5.52
Granted	602	12.11
Forfeited, canceled or expired	(102)	9.12
Vested	(592)	5.05
Outstanding at March 31, 2022	1,351	8.39

PSU Activity
Compensation expense for PSUs is recognized over the estimated requisite service period based on the number of PSUs ultimately expected to vest.

In February 2018, we granted PSU awards to certain of our executive officers and management team covering a total of 119,351 shares of our common stock. The PSUs vest based on achievement of goals established for growth in operating income as a percentage of net revenue and return on invested capital over the three-year performance period ended December 31, 2020. The number of shares vesting could range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%. The performance criteria were not met and all 119,351 shares were forfeited.

In May 2020, we granted PSU awards to certain of our executive officers and management team covering a total of 262,999 shares of our common stock. The PSUs vest based on achievement of the goal that measures our relative total shareholder return against pre-approved peers over a three-year performance period ending May 5, 2023. The number of shares that ultimately vest following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%. These awards are expected to vest at 100% achievement. As of March 31, 2022, approximately 212,000 PSU shares remained, net of actual forfeitures to date.

In May and September 2021, we granted PSU awards to certain of our executive officers and management team covering a total of 510,404 shares of our common stock. The PSUs vest based on achievement of our goal regarding paid subscribers, cumulative revenue and cumulative adjusted operating income over a three-year performance period ending May 14, 2024. The number of shares that ultimately vest following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares that vest can range from 30% of the PSU awards if minimum thresholds are achieved to a maximum of 200%. These awards are expected to vest at 100% achievement. As of March 31, 2022, 498,137 PSU shares remained, net of actual forfeitures to date.

In February 2022, we granted PSU awards to certain of our management team covering a total of 271,938 shares of our common stock. The PSUs vest based on achievement of the goal of the closing price for our common stock reaching $10 and having a volume weighted average price of at least $10 for 60 consecutive trading days at any time thereafter during the three-year period ending February 23, 2025. The number of shares that ultimately vest following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 50% of the PSU awards if minimum thresholds are achieved to a maximum of 100%. These awards are expected to vest at 100% achievement. As of March 31, 2022, 271,938 PSU shares remained, net of actual forfeitures to date.

Following is a summary of PSU activity (shares in thousands):

	PSUs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2020	323	$7.62
Forfeited, canceled or expired	(60)	11.90
Outstanding at March 31, 2021	263	6.64
Granted and additional goal shares awarded	782	9.61
Forfeited, canceled or expired	(63)	8.74
Outstanding at March 31, 2022	982	8.87

Stock-Based Compensation
Stock-based compensation expense, primarily included in general and administrative expense, was as follows (in thousands):

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
Stock options	$177	$45	$182	$61
RSAs	393	143	478	289
RSUs	4,053	785	2,533	609
PSUs	1,432	143	383	(410)
ESPP	207	56	158	70
	$6,262	$1,172	$3,734	$619

Certain other information regarding our stock-based compensation was as follows (in thousands):

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
Total intrinsic value of stock options exercised	$2,273	$81	$66	$84
Fair value of RSUs vested	8,288	7,623	6,662	354

As of March 31, 2022, unrecognized compensation expense for outstanding, but unvested stock-based awards was $14.4 million, which is expected to be recognized over a weighted average period of 0.2 to 1.7 years.

Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (the “ESPP”) is administered by the Compensation Committee of our Board of Directors and provides eligible employees with an opportunity to purchase shares of our common stock at a discount using payroll deductions. The ESPP authorizes the issuance of up to 0.5 million shares of our common stock, subject to adjustment as provided in the ESPP for stock splits, stock dividends, recapitalizations and other similar events.

Pursuant to the ESPP, and subject to certain limitations specified therein, eligible employees may elect to purchase shares of our common stock in one or more of a series of offerings conducted pursuant to the procedures set forth in the ESPP at a purchase price equal to 90% of the lower of the fair market value of the common stock on the first trading day of the offering period or on the last day of the offering period. Offering periods commence on May 15 and November 15 of each year and are six-months in duration. Purchases under the ESPP may be made exclusively through payroll deductions.
Persons eligible to participate in the ESPP generally include employees who have been employed for at least three months prior to the applicable offering date and who, immediately upon purchasing shares under the ESPP, would own directly or indirectly, an aggregate of less than 5% of the total combined voting power or value of all outstanding shares of our common stock.

Compensation expense for the ESPP is recognized over the six-month offering period based on the total estimated participant contributions and number of shares expected to be purchased.

ESPP activity was as follows (shares in thousands):

	Shares Available for Issuance	Weighted- Average Purchase Price	Weighted-Average Discount per Share
Balance at December 31, 2020	199
Balance at March 31, 2021	199
Employee shares purchased	(46)	$10.65	$1.18
Balance at March 31, 2022	153

Assumptions used in calculating the fair value of stock option grants and employee stock purchases were as follows:

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020		2019
	ESPP	ESPP	ESPP	Options	ESPP	Options
Dividend yield	—%	—%	—%	—%	—%	—%
Risk-free interest rate	—%	0.1%	0.9%	1.5%	2.3%	1.8%
Expected life (years)	N/A	N/A	N/A	N/A	N/A	N/A
Expected volatility	67%	88%	132%	64%	64%	55%

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

(20) (LOSS) INCOME PER SHARE

The weighted average numbers of shares outstanding used to compute (loss) income per share amounts were as follows (in thousands):

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
Shares used for basic per share calculations	31,029	30,416	30,007	29,684
Dilutive effect of outstanding options, RSUs, and PSUs	—	2,226	2,116	—
Shares used for diluted per share calculations	31,029	32,642	32,123	29,684

The weighted average numbers of shares outstanding listed in the table below were dilutive and are excluded from the computation of diluted per share when there is a loss from continuing operations, as such, the exercise or conversion of any potential shares would increase the number of shares in the denominator and results in a lower income (loss).
These shares may be dilutive potential common shares in the future (in thousands):

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
Stock options	463	—	—	96
RSUs	885	—	—	257
Total potential dilutive shares excluded due to net loss	1,348	—	—	353
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
These shares may be anti-dilutive potential common shares in the future (in thousands):

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
Stock options	2	—	14	76
RSUs	336	21	11	228
Total anti-dilutive shares excluded	338	21	25	304

(21) 401(k) SAVINGS PLAN

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

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
401(k) matching contributions	$1,062	$306	$1,086	$976

(22) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments - Direct and Retail. There were no changes in our operating segments during the year ended March 31, 2022.

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

Following is summary information by reportable segment (in thousands):

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
Net Sales:
Direct	$221,726	$101,537	$240,926	$119,651
Retail	364,069	103,435	308,036	186,584
Unallocated royalty	3,739	1,103	3,598	3,050
Consolidated net sales	$589,534	$206,075	$552,560	$309,285
Contribution:
Direct	$(15,711)	$27,846	$59,976	$(24,569)
Retail	44,831	20,348	62,782	16,043
Unallocated royalty	3,739	1,103	3,598	3,050
Consolidated contribution	$32,859	$49,297	$126,356	$(5,476)

Reconciliation of consolidated contribution to (loss) income from continuing operations:
Consolidated contribution	$32,859	$49,297	$126,356	$(5,476)
Amounts not directly related to segments:
Operating expenses	(58,175)	(9,589)	(48,547)	(95,068)
Other expense, net	(2,914)	(1,532)	(5,074)	(1,288)
Income tax (benefit) expense	(6,026)	7,595	12,198	(9,537)
(Loss) income from continuing operations	$(22,204)	$30,581	$60,537	$(92,295)

Depreciation and amortization expense:
Direct	$2,513	$701	$5,071	$2,919
Retail	4,381	851	3,574	5,657
Unallocated corporate	1,721	465	803	2,235
Total depreciation and amortization expense	$8,615	$2,017	$9,448	$10,811

	As of March 31,		As of December 31,
Assets:	2022	2021	2020
Direct	$93,554	$47,002	$45,516
Retail	144,683	146,001	141,247
Unallocated corporate	75,808	161,227	131,354
Total assets	$314,045	$354,230	$318,117
There are no material long-lived assets held outside of the U.S.

During the periods presented, the following customers accounted for 10% or more of total net sales as follows:

	Year Ended March 31,	Three-Months Ended March 31, (transition period)	Year Ended December 31,
	2022	2021	2020	2019
Amazon.com	16.8%	10.6%	17.1%	15.2%
Best Buy	13.6%	*	*	*
Dick's Sporting Goods	*	*	10.2%	11.7%
*Less than 10% of total net sales.

(23) COMMITMENTS AND CONTINGENCIES

Operating leases
We lease property and equipment under non-cancellable operating leases which, in the aggregate, extend through 2029. Many of these leases contain renewal options and provide for rent escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

For additional information related to leases, see Note 11, Leases.

Guarantees, Commitments and Off-Balance Sheet Arrangements
We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of March 31, 2022, we had approximately $39.8 million, compared to $216.3 million as of March 31, 2021, in non-cancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the number of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses. As of March 31, 2022, we had no outstanding letters of credit with any of our vendors.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of March 31, 2022.

Legal Matters
From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. These legal proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

Litigation and jury verdicts are, to some degree, inherently unpredictable, and although we have determined that a loss is not probable in connection with any current legal proceeding except for the noted one below, it is reasonably possible that a loss may be incurred in connection with proceedings to which we are a party. Assessment of whether incurrence of a loss is probable, or a reasonable possibility, in connection with a particular proceeding, and estimation of the loss, or a range of loss, involves complex judgments and numerous uncertainties. Management is unable to estimate a range of reasonably possible losses related to litigation in which the damages sought are indeterminate, or the legal and factual basis for the relevant claims have not been developed with specificity.

During the second quarter of fiscal 2022, we recorded a $4.7 million loss contingency related to a legal settlement involving a class action lawsuit related to advertisement of our treadmills. The settlement includes damages, a one-year free membership to JRNY, and administrative fees and was included as a component of general and administrative on our Consolidated Statements of Operations. As of March 31, 2022, $4.3 million remained accrued and was reflected in accrued liabilities on our Consolidated Balance Sheets.

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

As of the date of filing of this Annual Report on Form 10-K, we were not involved in any other material legal proceedings.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As of March 31, 2022, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2022 that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management's Assessment
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2022.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2022, which appears in Part II, Item 8 of this report.

Changes In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the captions Election of Directors, Delinquent Section 16(a) Reports, Information About Our Executive Officers, Information Concerning the Board of Directors and Code of Ethics in our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC by June 17, 2022 (the "2022 Proxy Statement"). If the 2022 Proxy Statement is not filed with the SEC by June 17, 2022, such information will be included in an amendment to this Annual Report on Form 10-K filed by June 17, 2022.

Item 11. Executive Compensation

The information required by this item will be set forth under the captions Executive Compensation and Director Compensation in our 2022 Proxy Statement. If the 2022 Proxy Statement is not filed with the SEC by June 17, 2022, such information will be included in an amendment to this Annual Report on Form 10-K filed by June 17, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table provides information about our equity compensation plan as of March 31, 2022 (shares in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1),(2) (a)	Weighted average exercise price of outstanding options, warrants and rights(3) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	471	$1.82	672
Equity compensation plans not approved by security holders	—	—	—
Total	471	$1.82	672

(1) Includes approximately 982 PSU awards granted to certain executive officers and management team. The awards vest based on service requirements along with achievement of certain financial goals established for a three-year performance period, and can range from 30% of the PSU awards if minimum thresholds are achieved to a maximum of 200%. Of the 982 PSU shares, 982 are calculated at an estimated 100% of the target award.
(2) Excludes 1,406 RSA and RSU awards outstanding at March 31, 2022, of which 55 RSA shares are subject to vesting and release, and 1,351 RSU shares are subject to vesting, release and forfeiture.
(3) Weighted average exercise price shown in column (b) does not take into account the PSU awards included in column (a) of the table.

For further information regarding our equity compensation plan, refer to Note 19, Stock-Based Compensation, to our consolidated financial statements in Part II, Item 8 of this report.

Securities Ownership of Certain Beneficial Owners and Management
The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in our 2022 Proxy Statement. If the 2022 Proxy Statement is not filed with the SEC by June 17, 2022, such information will be included in an amendment to this Annual Report on Form 10-K filed by June 17, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Information Concerning the Board of Directors in our 2022 Proxy Statement. If the 2022 Proxy Statement is not filed with the SEC by June 17, 2022, such information will be included in an amendment to this Annual Report on Form 10-K filed by June 17, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Ratification of Appointment of Independent Registered Public Accounting Firm in our 2022 Proxy Statement. If the 2022 Proxy Statement is not filed with the SEC by June 17, 2022, such information will be included in an amendment to this Annual Report on Form 10-K filed by June 17, 2022.

PART IV

Yes Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Schedules

The consolidated financial statements, together with the report thereon of Grant Thornton LLP and KPMG LLP, are included on the pages indicated below:

		Page
Reports of Independent Registered Public Accounting Firms	PCAOB ID: 248 and PCAOB ID: 185	40
Consolidated Balance Sheets as of March 31, 2022 and 2021 and December 31, 2020		44
Consolidated Statements of Operations for the years ended March 31, 2022, December 31, 2020, and December 31, 2019, and the transition period for the three-months ended March 31, 2021		45
Consolidated Statements of Comprehensive (Loss) Income for the years ended March 31, 2022, December 31, 2020, and December 31, 2019, and the transition period for the three-months ended March 31, 2021		46
Consolidated Statements of Shareholders' Equity for the years ended March 31, 2022, December 31, 2020 and December 31, 2019, and for the transition period for the three-months ended March 31, 2021		47
Consolidated Statements of Cash Flows for the years ended March 31, 2022, December 31, 2020, and December 31, 2019, and for the transition period for the three-months ended March 31, 2021		48
Notes to Consolidated Financial Statements		50

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

10.4
Office Lease Agreement dated as of July 25, 2011, by and between Nautilus, Inc. and Columbia Tech Center, L.L.C. - Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K as filed with the Commission on July 29, 2011.

10.5*
Form of Non-Employee Director Nonstatutory Stock Option Agreement - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the three months ended March 31, 2012 as filed with the Commission on May 9, 2012.

10.6*
Form of Non-Employee Director Restricted Stock Unit Award Agreement - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the three months ended June 30, 2013 as filed with the Commission on August 8, 2013.

10.7*
Offer Letter, dated July 26, 2013, between the Company and Jeffery Collins - Incorporated by reference to Exhibit 10.3 of our Form 10-Q for the three months ended March 31, 2014 as filed with the Commission on May 8, 2014.

10.8
First Lease Modification Agreement, dated as of June 19, 2014, to the Office Lease by and between Nautilus, Inc. and Columbia Tech Center, L.L.C. dated July 25, 2011 - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the three months ended June 30, 2014 as filed with the Commission on August 7, 2014.

10.9*	Nautilus, Inc. 2015 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated April 28, 2015 as filed with the Commission on May 4, 2015.

10.10*	Nautilus, Inc. Employee Stock Purchase Plan - Incorporated by reference to Exhibit 10.2 of our Form 8-K dated April 28, 2015 as filed with the Commission on May 4, 2015.

10.11*
Employment Agreement dated May 1, 2018, by and between Nautilus, Inc. and Jay E. McGregor - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended March 31, 2019 as filed with the Commission on May 8, 2019.

10.12*
Employment Agreement dated January 1, 2018 by and between Nautilus, Inc. and Christopher K. Quatrochi - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the quarter ended March 31, 2019 as filed with the Commission on May 8, 2019.

10.13*
Employment Agreement dated July 8, 2019, by and between Nautilus, Inc. and James Barr IV - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended June 30, 2019 as filed with the Commission on August 8, 2019.

10.14*
Employment Agreement dated December 10, 2019, by and between Nautilus, Inc. and Aina Konold - Incorporated by reference to Exhibit 10.16 of our Form 10-K for the year ended December 31, 2019 as filed with the Commission on February 26, 2020.

Exhibit No.	Description
10.15*
Employment Agreement dated March 2, 2020, by and between Nautilus, Inc. and Becky Alseth - Incorporated by reference to Exhibit 10.17 of our Form 10-K for year ended December 31, 2020 as filed with the Commission on February 26, 2021.

10.16*
Employment Agreement dated October 23, 2020, by and between Nautilus, Inc. and Garry Wiseman - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated October 26, 2020 as filed with the Commission on October 28, 2020.

10.17*	Nautilus, Inc. 2015 Long-Term Incentive Plan Amended - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated May 1, 2020 as filed with the Commission on May 4, 2020.

10.18
Credit Agreement with Wells Fargo Bank, National Association dated January 31, 2020, - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ending March 31, 2020 filed with the Commission on May 7, 2020.

10.19
Stock Purchase Agreement dated October 14, 2020 between Nautilus, Inc. and True Fitness Technology, Inc. - Incorporated by reference to Exhibit 2.1 of our Form 8-K as filed with the Commission on October 15, 2020.

10.20*
Restricted Stock Unit Award Agreement dated December 11, 2019, by and between Nautilus, Inc. and Aina Konold - Incorporated by reference to Exhibit 99.1 of our Form S-8 dated February 26, 2020 as filed with the Commission on February 26, 2020.

10.21*
Restricted Stock Unit Award Agreement dated February 18, 2020, by and between Nautilus, Inc. and Becky Alseth - Incorporated by reference to Exhibit 99.2 of our Form S-8 dated February 26, 2020 as filed with the Commission on February 26, 2020.

10.22*	Form of Employee Performance Unit Award Agreement - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated May 14, 2021 as filed with the Commission On May 20, 2021.

10.23*	Form of Employee Restricted Stock Unit Award Agreement - Incorporated by reference to Exhibit 10.2 of our Form 8-K dated May 14, 2021 as filed with the Commission On May 20, 2021.

10.24*
Employment Agreement dated March 1, 2021, by and between Nautilus, Inc. and Ellen Raim - Incorporated by reference to Exhibit 10.1 of our Form 10-QT for the quarter ended March 31, 2021 as filed with the Commission on May 10, 2021.

10.25*
Employment Agreement dated April 5, 2021, by and between Nautilus, Inc. and John R. Goelz - Incorporated by reference to Exhibit 10.2 of our Form 10-QT for the quarter ended March 31, 2021 as filed with the Commission on May 10, 2021.

10.26
Second Amendment to Credit Agreement with Wells Fargo Bank, National Association dated May 13, 2021, - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ending June 30, 2021 filed with the Commission on August 9, 2021.

10.27*
Employment Agreement dated August 2, 2021, by and between Nautilus, Inc. and Alan L. Chan - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the quarter ended June 30, 2021 as filed with the Commission on August 9, 2021.

10.28*
Form of Inducement Restricted Stock Unit Agreement for Vay AG Employees dated September 15, 2021, by and between Nautilus, Inc. and Vay Employees - Incorporated by reference to Exhibit 99.1 of our Form S-8 dated September 15, 2021 as filed with the Commission on September 15, 2021.

10.29*
Form of Inducement Performance Unit Agreement for Vay AG Employees dated September 15, 2021, by and between Nautilus, Inc. and Vay Employees - Incorporated by reference to Exhibit 99.2 of our Form S-8 dated September 15, 2021 as filed with the Commission on September 15, 2021.

10.30*
Form of Inducement Stock Plan for Vay AG Employees dated September 15, 2021, by and between Nautilus, Inc. and Vay Employees - Incorporated by reference to Exhibit 99.3 of our Form S-8 dated September 15, 2021 as filed with the Commission on September 15, 2021.

10.31
Third Amendment to Credit Agreement with Wells Fargo Bank, National Association dated October 29, 2021, - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated October 29, 2021 filed with the Commission on November 4, 2021.

10.32*	Form of Employee Performance Unit Award Agreement - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated February 23, 2022 as filed with the Commission On February 25, 2022.

Exhibit No.	Description

16	Letter from KPMG LLP dated March 2, 2021, - Incorporated by reference to Exhibit 16.1 of our Form 8-K dated March 2, 2021 filed with the Commission on March 3, 2021.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101).

*    Indicates management contract, compensatory agreement or arrangement, in which our directors or executive officers may participate.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUTILUS, INC.
(Registrant)

June 1, 2022	By:	/s/ James Barr IV
Date		James Barr IV
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.
(Registrant)

June 1, 2022	By:	/s/ Aina E. Konold
Date		Aina E. Konold
Chief Financial Officer (Principal Financial Officer)

NAUTILUS, INC.
(Registrant)

June 1, 2022	By:	/s/ Sarah A. Jones
Date		Sarah A. Jones
Principal Accounting Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jim Barr, Aina E. Konold, Sarah A. Jones and Alan L. Chan, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 1, 2022.

(Remainder of page is blank.)

Signature	Title
/s/ James Barr IV	Chief Executive Officer (Principal Executive Officer)
James Barr IV

/s/ Aina E. Konold	Chief Financial Officer (Principal Financial Officer)
Aina E. Konold

/s/ Sarah A. Jones	Principal Accounting Officer
Sarah A. Jones

/s/ M. Carl Johnson, III	Chairman
M. Carl Johnson, III

/s/ Kelley Hall	Director
Kelley Hall

/s/ Richard A. Horn	Director
Richard A. Horn

/s/ Shailesh Prakash	Director
Shailesh Prakash

/s/ Patricia M. Ross	Director
Patrica M. Ross

/s/ Anne G. Saunders	Director
Anne G. Saunders

/s/ Ruby Sharma	Director
Ruby Sharma

/s/ Marvin G. Siegert	Director
Marvin G. Siegert