Form 10-Q
period 2022-06-30
NAUTILUS, INC.
filed 2022-08-09
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  [x]
The number of shares outstanding of the registrant's common stock as of August 5, 2022 was 31,610,130 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of
	June 30, 2022	March 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$7,311	$12,872
Restricted cash	1,339	1,339
Trade receivables, net of allowances of $912 and $598	27,450	61,454
Inventories	103,932	111,190
Prepaids and other current assets	11,979	14,546
Other current assets - restricted, current	3,887	3,887
Income taxes receivable	1,721	1,998
Total current assets	157,619	207,286
Property, plant and equipment, net	33,185	32,129
Operating lease right-of-use assets	22,353	23,620
Goodwill	—	24,510
Other intangible assets, net	6,833	9,304
Deferred income tax assets, non-current	809	8,760
Income taxes receivable, non-current	5,673	5,673
Other assets	2,666	2,763
Total assets	$229,138	$314,045
Liabilities and Shareholders' Equity
Trade payables	$26,764	$53,165
Accrued liabilities	24,420	29,386
Operating lease liabilities, current portion	4,316	4,494
Financing lease liabilities, current portion	120	119
Warranty obligations, current portion	3,955	4,968
Income taxes payable, current portion	720	839
Debt payable, current portion, net of unamortized debt issuance costs of $57 and $57	2,243	2,243
Total current liabilities	62,538	95,214
Operating lease liabilities, non-current	19,778	20,926
Financing lease liabilities, non-current	367	395
Warranty obligations, non-current	1,041	1,248
Income taxes payable, non-current	4,054	4,029
Deferred income tax liabilities, non-current	500	—
Other non-current liabilities	1,270	1,071
Debt payable, non-current, net of unamortized debt issuance costs of $190 and $204	34,743	27,113
Total liabilities	124,291	149,996
Commitments and contingencies (Note 16)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 31,473 and 31,268 shares issued and outstanding	8,317	6,483
Retained earnings	97,916	158,093
Accumulated other comprehensive loss	(1,386)	(527)
Total shareholders' equity	104,847	164,049
Total liabilities and shareholders' equity	$229,138	$314,045
See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three-Months Ended June 30,
	2022	2021
Net sales	$54,817	$184,593
Cost of sales	47,860	129,088
Gross profit	6,957	55,505
Operating expenses:
Selling and marketing	12,891	21,300
General and administrative	12,463	11,523
Research and development	5,823	4,815
Goodwill and intangible impairment charge	26,965	—
Total operating expenses	58,142	37,638
Operating (loss) income	(51,185)	17,867
Other expense:
Interest income	1	21
Interest expense	(376)	(314)
Other, net	(514)	(120)
Total other expense, net	(889)	(413)
(Loss) income from continuing operations before income taxes	(52,074)	17,454
Income tax expense	8,096	3,438
(Loss) income from continuing operations	(60,170)	14,016
Discontinued operations:
Loss from discontinued operations before income taxes	—	(126)
Income tax expense of discontinued operations	7	6
Loss from discontinued operations	(7)	(132)
Net (loss) income	$(60,177)	$13,884

Basic (loss) income per share from continuing operations	$(1.92)	$0.46
Basic loss per share from discontinued operations	—	(0.01)
Basic net (loss) income per share	$(1.92)	$0.45

Diluted (loss) income per share from continuing operations	$(1.92)	$0.43
Diluted loss per share from discontinued operations	—	—
Diluted net (loss) income per share	$(1.92)	$0.43

Shares used in per share calculations:
Basic	31,405	30,697
Diluted	31,405	32,508

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three-Months Ended June 30,
	2022	2021
Net (loss) income	$(60,177)	$13,884
Other comprehensive (loss) income:
Foreign currency translation, net of income tax (expense) benefit of $(29) and $13	(859)	217
Other comprehensive (loss) income	(859)	217
Comprehensive (loss) income	$(61,036)	$14,101

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2022	31,268	$6,483	$158,093	$(527)	$164,049
Net loss	—	—	(60,177)	—	(60,177)
Foreign currency translation adjustment, net of income tax expense of $29	—	—	—	(859)	(859)
Stock-based compensation expense	—	1,979	—	—	1,979
Common stock issued under equity compensation plan, net of shares withheld for tax payments	205	(270)	—	—	(270)
Common stock issued under employee stock purchase plan	—	125	—	—	125
Balance, June 30, 2022	31,473	$8,317	$97,916	$(1,386)	$104,847

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2021	30,576	$2,176	$180,524	$(155)	$182,545
Net income	—	—	13,884	—	13,884
Foreign currency translation adjustment, net of income tax benefit of $13	—	—	—	217	217
Stock-based compensation expense	—	1,225	—	—	1,225
Common stock issued under equity compensation plan, net of shares withheld for tax payments	201	(1,259)	—	—	(1,259)
Common stock issued under employee stock purchase plan	17	269	—	—	269
Balance, June 30, 2021	30,794	$2,411	$194,408	$62	$196,881

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three-Months Ended June 30,
	2022	2021
Cash flows from operating activities:
(Loss) income from continuing operations	$(60,170)	$14,016
Loss from discontinued operations	(7)	(132)
Net (loss) income	(60,177)	13,884
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	2,306	2,054
Recovery (provision) for allowance for doubtful accounts	430	(156)
Inventory lower of cost or net realizable value	644	(134)
Stock-based compensation expense	1,979	1,225
Deferred income taxes, net of valuation allowances	8,354	(908)
Goodwill and intangible impairment change	26,965	—
Other	(666)	1,125
Changes in operating assets and liabilities:
Trade receivables	33,966	(9,638)
Inventories	8,320	(43,259)
Prepaids and other assets	4,012	3,706
Income taxes receivable	282	(9,512)
Trade payables	(25,368)	15,200
Accrued liabilities and other liabilities, including warranty obligations	(7,027)	(1,743)
Net cash used in operating activities	(5,980)	(28,156)
Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	—	17,185
Purchases of property, plant and equipment	(3,381)	(1,850)
Net cash provided by (used in) investing activities	(3,381)	15,335
Cash flows from financing activities:
Proceeds from long-term debt	17,751	1,185
Payments on long-term debt	(10,446)	(1,337)
Payments on finance lease liabilities	(30)	—
Proceeds from employee stock purchases	125	269
Proceeds from exercise of stock options	—	63
Tax payments related to stock award issuances	(270)	(1,322)
Net cash provided by (used in) financing activities	7,130	(1,142)
Effect of exchange rate changes	(3,330)	740
Net decrease in cash, cash equivalents and restricted cash	(5,561)	(13,223)
Cash, cash equivalents and restricted cash at beginning of period	18,098	39,780
Cash, cash equivalents and restricted cash at end of period	$12,537	$26,557

Supplemental disclosure of cash flow information:
Cash paid for interest	$176	$60
Cash (received from) paid for income taxes, net	(514)	18,562
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$1,335	$786

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same amounts shown above:
	Three-Months Ended June 30,
	2022	2021
Cash and cash equivalents	$7,311	$25,218
Restricted cash	1,339	1,339
Other current assets - restricted, current	3,887	—
Total cash, cash equivalents and restricted cash	$12,537	$26,557
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

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the “2022 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements and actual results could differ from those estimates. These uncertainties will be heightened by the COVID-19 pandemic, as we may be unable to accurately predict the impact of COVID-19 going forward and as a result our estimates may change in the near term. Further information regarding significant estimates can be found in our 2022 Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2022 and March 31, 2022, and our results of operations, comprehensive (loss) income and shareholders' equity for the three-month period ended June 30, 2022 and 2021 and our cash flows for the three-month period ended June 30, 2022 and 2021. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally, and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

ASU 2020-01
In January 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” The amendments in ASU 2020-01 clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. ASU 2020-01 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of ASU 2020-01 in the first quarter of the fiscal year ending March 31, 2023 ('fiscal 2023') did not have any effect on our financial position, results of operations or cash flows.

ASU 2020-04 and ASU 2021-01
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” which provides optional guidance related to reference rate reform and provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our borrowing instruments, which use London Inter-bank Offered Rate (“LIBOR”) as a reference rate, which is effective beginning on March 12, 2020, and we may elect to apply the amendments prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which permits entities to apply optional expedients in Topic 848 to derivative instruments modified because of discounting transition resulting from reference rate reform. The adoption of this guidance had no material impact on our financial position, results of operations or cash flows.

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

(2) REVENUES

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Three-Months Ended June 30,
	2022	2021
Product sales	$49,596	$179,811
Extended warranties and services	1,042	1,756
Other(1)	4,179	3,026
Net sales	$54,817	$184,593
(1) Other revenue is primarily subscription revenue, freight and delivery and royalty income.

Subscriptions
Sales of our subscriptions are deemed to be one performance obligation and we recognize revenue from these arrangements ratably over the subscription term as the performance obligation is satisfied. Revenue generated from subscriptions is recorded in our Direct segment.

We also offer free trials of subscriptions that are bundled with product offerings (e.g., subscription for premium content). For these types of transactions that involve multiple performance obligations, the transaction price requires allocations to the distinct performance obligation because the free trial provides a material right. The transaction price is then allocated to each performance obligation based on stand-alone selling price. We determine stand-alone selling price based on prices charged to customers. Breakage is factored into the determination of the stand-alone selling price of a subscription. Breakage or activation rate, is defined as a percentage of those purchases that never activate a free-trial offering.

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Three-Months Ended June 30,
	2022	2021
United States	$46,081	$147,149
Canada	5,807	19,362
Europe, the Middle East and Africa	1,839	14,442
All other	1,090	3,640
Net sales	$54,817	$184,593

As of June 30, 2022, estimated revenue expected to be recognized in the future totaled $48.4 million, primarily related to customer order backlog, which includes firm orders for future shipment and unfulfilled orders to our Retail customers, as well as unfulfilled consumer orders within the Direct channel. As of June 30, 2022, Retail orders were $48.0 million and Direct orders were $0.4 million. The estimated future revenues are net of contractual rebates and consideration payable for applicable Retail customers, and net of current promotional programs and sales discounts for our Direct customers.

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

	Three-Months Ended June 30,
	2022	2021
Balance, beginning of period	$6,285	$5,551
Cash additions	2,531	1,089
Revenue recognition	(2,234)	(4,883)
Balance, end of period	$6,582	$1,757

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives
Foreign currency forward contracts	$—	$5	$—	$5
Total assets measured at fair value	$—	$5	$—	$5

Liabilities:
Derivatives
Foreign currency forward contracts	$—	$34	$—	$34
Total liabilities measured at fair value	$—	$34	$—	$34

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivatives
Foreign currency forward contracts	$—	$128	$—	$128
Total liabilities measured at fair value	$—	$128	$—	$128

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the three-month period ended June 30, 2022, nor for the fiscal year ended March 31, 2022 ("fiscal 2022"). Additionally, we did not have any changes to our valuation techniques during either of these periods.

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

During the quarter ended June 30, 2022, we evaluated the fair value of our goodwill and intangible assets because triggering events were identified. See Note 7 for additional information.

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

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of June 30, 2022, total outstanding contract notional amounts were $14.7 million and had maturities of 78 days or less.

The fair value of our derivative instruments was included in our condensed consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of
		June 30, 2022	March 31, 2022
Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Prepaids and other current assets	$5	$—
Foreign currency forward contracts	Accrued liabilities	34	128

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Three-Months Ended June 30,
		2022	2021
Derivative instruments not designated as cash flow hedges:
Loss recognized in earnings	Other, net	$(96)	$(17)
Income tax expense	Income tax expense	(24)	(4)

(5) INVENTORIES

Inventories are stated at the lower of cost and net realizable value, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	June 30, 2022	March 31, 2022
Finished goods	$98,521	$104,988
Parts and components	5,411	6,202
Total inventories	$103,932	$111,190

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				June 30, 2022	March 31, 2022
Automobiles	5			$23	$23
Leasehold improvements	4	to	20	3,646	3,150
Computer software and equipment	2	to	7	44,682	44,852
Machinery and equipment	3	to	5	16,017	16,447
Furniture and fixtures	5	to	20	2,632	2,634
Work in progress(1)	N/A			10,034	6,678
Total cost				77,034	73,784
Accumulated depreciation				(43,849)	(41,655)
Total property, plant and equipment, net				$33,185	$32,129
(1) Work in progress includes information technology assets and production tooling.

Depreciation expense was as follows (in thousands):

	Three-Months Ended June 30,
	2022	2021
Depreciation expense	$2,291	$2,039

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The roll forward of goodwill was as follows (in thousands):

Total
Balance, March 31, 2022	$24,510
Goodwill impairment	(24,510)
Balance, June 30, 2022	$—

In accordance with ASC 350 — Intangibles — Goodwill and Other, we perform our goodwill and indefinite-lived trade names impairment valuations annually, on March 31, or sooner if triggering events are identified. While the fair value of our reporting units exceeded their respective carrying values as of March 31, 2022, we observed continued market volatility including significant declines in our market capitalization during the three-month period ended June 30, 2022, identified as a triggering event. Our trailing 30-day average market capitalization was approximately $137 million at March 31, 2022 compared to $66 million, the trailing 30-day average as of June 30, 2022. We performed an interim evaluation and a market capitalization reconciliation during the first quarter of fiscal 2023, which resulted in non-cash goodwill impairment charge of $24.5 million.

We assigned assets and liabilities to each reporting unit based on either specific identification or by using judgment for the remaining assets and liabilities that are not specific to a reporting unit. We determined the fair value of our reporting units in Step 1 of the ASC 350 analysis using the market approach. In addition, we determined the fair value by adding a control premium observed from recent transactions of comparable companies to determine the reasonableness of that assumption and the fair values of the reporting units estimated in Step 1. Significant unobservable inputs and assumptions inherent in the valuation methodologies from Level 3 inputs were employed and include, but were not limited to, prospective financial information, growth rates, terminal value, royalty rates, discount rates, and comparable multiples from publicly traded companies in our industry. We compared the carrying amount of each reporting unit to its respective fair value. We reconciled the aggregate fair values of the reporting units determined in Step 1 (as described above) to the enterprise market capitalization plus a reasonable control premium. This total value was compared to a trailing 30-day average market capitalization of approximately $66 million as of June 30, 2022. As a result, the market capitalization reconciliation analysis identified that the Direct reporting unit's fair value was significantly lower than its carrying value, resulting in a non-cash goodwill impairment charge of $24.5 million.

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				June 30, 2022	March 31, 2022
Indefinite-lived trademarks (1)	N/A			$6,597	$9,052
Patents	7	to	24	1,043	1,043
				7,640	10,095
Accumulated amortization - definite-lived intangible assets				(807)	(791)
Other intangible assets, net				$6,833	$9,304

(1) During the first quarter of fiscal 2023, we identified impairment indicators with our indefinite-lived trademarks resulting in a $2.5 million non-cash intangible impairment charge.

Amortization expense was as follows (in thousands):

	Three-Months Ended June 30,
	2022	2021
Amortization expense	$15	$15

Future amortization of definite-lived intangible assets is as follows (in thousands):

Remainder of fiscal 2023	$46
2024	61
2025	61
2026	47
2027	3
Thereafter	18
$236

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

Lease expense was as follows (in thousands):

	Three-Months Ended June 30,
	2022	2021
Operating lease expense	$1,533	$1,466
Amortization of finance lease assets	28	—
Total lease expense	$1,561	$1,466

Leases with an initial term of 12 months or less (“short-term lease”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term.

Other information related to leases was as follows (in thousands):

	As of
	June 30, 2022	March 31, 2022
Supplemental cash flow information related to leases was as follows:

Operating leases:
Operating lease right-of-use-assets	$22,353	$23,620

Operating lease liabilities, non-current	$19,778	$20,926
Operating lease liabilities, current portion	4,316	4,494
Total operating lease liabilities	$24,094	$25,420

Finance leases:
Property, plant and equipment, at cost	$512	$569
Accumulated depreciation	(28)	(57)
Property, plant and equipment, net	$484	$512

Finance lease obligations, non-current	$367	$395
Finance lease obligations, current portion	120	119
Total finance lease liabilities	$487	$514

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,940	$6,485
Finance cash flows from finance leases	30	60

Additional lease information:
ROU assets obtained in exchange for operating lease obligations	$—	$10,323
ROU assets obtained in exchange for finance lease obligations	—	569
Reductions to ROU assets resulting from reductions to operating lease obligations	316	1,358

Weighted Average Remaining Lease Term:
Operating leases	2.8 years	3.1 years
Finance leases	4.3 years	4.5 years

Weighted Average Discount Rate:
Operating leases	4.65%	4.65%
Finance leases	2.14%	2.14%

We determined the discount rate for leases using a portfolio approach to determine an incremental borrowing rate to calculate the right-of-use assets and lease liabilities.

Maturities of lease liabilities under non-cancellable leases were as follows (in thousands):

	As of June 30, 2022
	Operating leases	Finance leases
Remainder of fiscal 2023	$4,060	$89
2024	5,528	120
2025	5,592	120
2026	4,509	120
2027	2,353	60
Thereafter	5,796	—
Total undiscounted lease payments	27,838	509
Less imputed interest	(3,744)	(22)
Total lease liabilities	$24,094	$487

(9) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	June 30, 2022	March 31, 2022

Payroll and related liabilities	$9,233	$10,405
Deferred revenue	6,581	6,285
Legal settlement (2)	4,602	4,250
Other	2,786	4,013
Reserves (1)	1,218	4,433
Total accrued liabilities	$24,420	$29,386
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

Changes in our product warranty obligations were as follows (in thousands):

	Three-Months Ended June 30,
	2022	2021
Balance, beginning of period	$6,216	$8,651
Accruals	844	3,226
Payments	(2,064)	(2,093)
Balance, end of period	$4,996	$9,784

(11) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables set forth the changes in accumulated other comprehensive loss, net of tax (in thousands):

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, March 31, 2022	$(527)	$(527)
Current period other comprehensive loss before reclassifications	(859)	(859)
Net other comprehensive loss during period	(859)	(859)
Balance, June 30, 2022	$(1,386)	$(1,386)

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance, March 31, 2021	$(8)	$(147)	$(155)
Current period other comprehensive income before reclassifications	—	217	217
Net other comprehensive income during period	—	217	217
Balance, June 30, 2021	$(8)	$70	$62

(12) (LOSS) INCOME PER SHARE

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

The weighted average numbers of shares outstanding used to compute (loss) income per share were as follows (in thousands):

	Three-Months Ended June 30,
	2022	2021
Shares used to calculate basic income per share	31,405	30,697
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	—	1,811
Shares used to calculate diluted income per share	31,405	32,508

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

These shares may be anti-dilutive potential common shares in the future (in thousands):

	Three-Months Ended June 30,
	2022	2021
Stock options	2	—
RSUs	1,576	220
Total anti-dilutive shares excluded	1,578	220

(13) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments, Direct and Retail. There were no changes in our operating segments during the three-months ended June 30, 2022.

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

Following is summary information by reportable segment (in thousands):

	Three-Months Ended June 30,
	2022	2021
Net sales:
Direct	$26,476	$63,396
Retail	27,444	120,484
Royalty	897	713
Consolidated net sales	$54,817	$184,593

Contribution:
Direct	$(9,893)	$6,759
Retail	(5,408)	22,090
Royalty	897	713
Consolidated contribution	$(14,404)	$29,562

Reconciliation of consolidated contribution to (loss) income from continuing operations:
Consolidated contribution	$(14,404)	$29,562
Amounts not directly related to segments:
Operating expenses(1)	(36,781)	(11,695)
Other expense, net	(889)	(413)
Income tax expense	(8,096)	(3,438)
(Loss) income from continuing operations	$(60,170)	$14,016
(1) Included in unallocated Operating expenses is $25.4 million of Goodwill and intangible impairment charge related to the Direct segment and $1.6 million of intangible impairment charge related to the Retail segment that is not included in the contribution performance measured by the chief operating decision maker.

	As of
	June 30, 2022	March 31, 2022
Assets:
Direct	$61,067	$93,554
Retail	108,264	144,683
Unallocated corporate	59,807	75,808
Total assets	$229,138	$314,045

The following customers accounted for 10% or more of total net sales as follows:

	Three-Months Ended June 30,
	2022	2021
Amazon.com	29.4%	17.9%
Best Buy	*	17.1%
*Less than 10% of total net sales.

(14) BORROWINGS

Wells Fargo Bank Credit Agreement

On October 29, 2021, we amended our Credit Agreement dated January 31, 2020, with Wells Fargo Bank, National Association and lenders from time to time party thereto ("the Lenders”). The Lenders agreed, among other things, to make available to us an asset-based revolving loan facility, subject to a borrowing base (the “ABL Revolving Facility”), and a term loan facility (the “Term Loan Facility” and together with the ABL Revolving Facility, the “Credit Facility”). The aggregate principal amount available under the ABL Revolving Facility is $100.0 million (the “Revolver”), subject to a borrowing base. The unamortized balance on the Term Loan was $11.5 million. The Credit Facility matures on October 29, 2026 and repayment of obligations under the Credit Agreement is secured by substantially all of our assets, with principal and interest amounts required to be paid as scheduled.

As of June 30, 2022, outstanding borrowings totaled $37.2 million, with $9.8 million and $27.4 million under our Term Loan Facility and Revolver, respectively. As of June 30, 2022, we were in compliance with the financial covenants of the Credit Agreement and $35.1 million was available for borrowing under the ABL Revolving Facility.

Interest on the Revolver will accrue at the Secured Overnight Financing Rate ("SOFR") plus a margin of 1.86% to 2.36% (based on average quarterly availability) and interest on the Term Loan Facility will accrue at SOFR plus 4.61%. As of June 30, 2022, our interest rate was 3.65% for the Revolver and 6.40% for the Term Loan Facility.

The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with ASC 470, Debt.

(15) INCOME TAXES

Under ASC Topic 740, Accounting for Income Taxes, we must periodically evaluate deferred tax assets to determine if it is more-likely-than-not that the future tax benefits will be realized. If the negative evidence outweighs the positive, a valuation allowance must be recognized to reduce the net carrying amount of the deferred tax assets to the amount more-likely-than-not to be realized.

Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require us to interpret existing tax law and other published guidance as applied to our circumstances. As part of this assessment, we consider both positive and negative evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which the strength of the evidence can be objectively verified. We generally consider the following, but are not limited to, objectively verified evidence to determine the likelihood of realization of the deferred tax assets:

•Our current financial position and our historical results of operations for recent years. We generally consider cumulative pre-tax losses in the three-year period ending with the current quarter or a projected three-year cumulative loss position within the next 12 months following the current quarter to be significant negative evidence.
•A pattern of objectively-measured historical and current financial reporting loss trend is heavily weighted as a source of negative evidence.
•Sources of taxable income of the appropriate character. Future realization of deferred tax assets is dependent on projected taxable income of the appropriate character. Future reversals of existing temporary differences are heavily weighted sources of objectively verifiable evidence. Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profits and current financial trends and can be reasonably estimated.
•Carry-back and carry-forward periods available. The carry-back and carry-forward periods permitted under the tax law are objectively verified evidence.
•Tax planning strategies. Tax planning strategies can be, depending on their nature, heavily-weighted sources of objectively verifiable positive evidence when the strategies are available and can be reasonably executed. We consider tax planning strategies only if they are feasible and justifiable considering our current operations and our strategic plan. Tax planning strategies, if executed, may accelerate the recovery of a deferred tax asset so the tax benefit of the deferred tax asset can be carried back.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant new piece of objective negative evidence evaluated was the three-year cumulative losses projected to incur within the next twelve months.

Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

Based on this evaluation, as of June 30, 2022, Management determined that it was no longer more likely than not that the tax benefits from the existing U.S deferred tax assets would be realized. Accordingly, we recorded a $14.2 million valuation allowance in the first quarter of fiscal 2023 against our domestic uncovered net deferred tax assets.

(16) COMMITMENTS AND CONTINGENCIES

Operating leases
We lease property and equipment under non-cancellable operating leases which, in the aggregate, extend through 2029. Many of these leases contain renewal options and provide for rent escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

For additional information related to leases, see Note 8, Leases.

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of June 30, 2022, we had standby letters of credit of $0.9 million.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of June 30, 2022, we had approximately $34.5 million compared to $39.8 million as of March 31, 2022 in non-cancellable market-based purchase obligations, primarily to secure additional factory capacity for inventory purchases in the next twelve months. The decrease in purchase obligations was primarily due to having received much of the inventory we have ordered for the season. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no related liabilities were recorded as of June 30, 2022.

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

During the second quarter of fiscal 2022, we recorded a $4.7 million loss contingency related to a legal settlement involving a class action lawsuit related to advertisement of our treadmills. The settlement included damages, a one-year free membership to JRNY®, and administrative fees and was included as a component of General and administrative on our Condensed Consolidated Statements of Operations. As of June 30, 2022, $4.6 million remained accrued and was reflected in Accrued liabilities on our Condensed Consolidated Balance Sheets. We expect to pay the settlement damages and related administrative fees during the second fiscal quarter of fiscal 2023.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the “2022 Form 10-K”). All references to the first quarters of fiscal 2023 and fiscal 2022 mean for the three-month period ended June 30, 2022 and 2021, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

Cautionary Notice About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “intend,” “estimate,” “will,” “should,” “could,” and other terms of similar meaning typically identify forward-looking statements. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Forward-looking statements include any statements related to our future business, financial performance or operating results; anticipated fluctuations in net sales due to seasonality; plans and expectations regarding gross and operating margins; plans and expectations regarding research and development expenses and capital expenditures and anticipated results from such expenditures and other investments in our capabilities and resources; anticipated losses from discontinued operations; plans for new product introductions, strategic partnerships and anticipated demand for our new and existing products; and statements regarding our inventory and working capital requirements and the sufficiency of our financial resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including our ability to timely acquire inventory that meets our quality control standards from sole source foreign manufacturers at acceptable costs, changes in consumer fitness trends, changes in the media consumption habits of our target consumers or the effectiveness, availability and price of media time consistent with our cost and audience profile parameters, greater than anticipated costs or delays associated with launch of new products, weaker than expected demand for new or existing products, a decline in consumer spending due to unfavorable economic conditions, softness in the retail marketplace or the availability from retailers of heavily discounted competitive products, an adverse change in the availability of credit for our customers who finance their purchases, our ability to pass along vendor raw material price increases and other cost pressures, including increased shipping costs and unfavorable foreign currency exchange rates, tariffs, risks associated with current and potential delays, work stoppages, or supply chain disruptions caused by the coronavirus pandemic, our ability to hire and retain key management personnel, our ability to effectively develop, market and sell future products, the availability and timing of capital for financing our strategic initiatives, including being able to raise capital on favorable terms or at all; changes in the financial markets, including changes in credit markets and interest rates that affect our ability to access those markets on favorable terms, the impact of any future impairments, our ability to protect our intellectual property, the introduction of competing products, and our ability to get foreign-sourced product through customs in a timely manner. Additional assumptions, risks and uncertainties are described in Part I, Item 1A, “Risk Factors,” in our 2022 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or conform them to actual results or to changes in circumstances or expectations.

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

Our results for the three-months ended June 30, 2022, are driven by the actions outlined in our North Star strategy. The five strategic pillars of our North Star strategy are: (1) Adopt a consumer first mindset; (2) Scale a differentiated digital offering; (3) Focus investments on core businesses; (4) Evolve supply chain to be a strategic advantage; and (5) Build organizational capabilities to win by unleashing the power of our team. We intend to leverage our many strengths to transform into a company that empowers healthier living through individualized connected fitness experiences. Our transformation will properly leverage our leading brands, products, innovation, distribution and digital assets to build a healthier world, one person at a time.

At the center of health and well-being is fitness and the market has so far behaved largely as we expected. The market size more than doubled over the past 2 years, is regulating from its peak with more normal seasonality, and we expect will settle at a “new normal” significantly above pre-pandemic levels based on a profound evolution in consumers’ workouts and workplace habits. As a result of these changed habits and sentiments, we continue to believe much of the industry growth opportunity will remain at elevated levels relative to pre-pandemic. This results in stronger opportunity for our industry and Nautilus.

For fiscal 2023, we expect to return to a more typical pre-pandemic seasonality, with the second half of the fiscal year contributing more of the full year's revenue. Additionally, to gauge sales growth and progress against more "normalized," or pre-pandemic results, we will rely more heavily on measuring performance of fiscal 2023 sales growth versus the pre-pandemic twelve-month period ended March 31, 2020 ("fiscal 2020") to guide business strategy, rather than measuring performance against the atypical, outsized results that occurred during the pandemic.

Comparison for the Three-Months Ended June 30, 2022 to the Three-Months ended June 30, 2021

•Net sales were $54.8 million, compared to $184.6 million, a decline of 70.3% versus last year. Net sales are up 11%, or 3% CAGR, when compared to the same period in fiscal 2020, excluding sales related to the Octane brand, which was sold in October 2020. The sales decline versus last year is driven primarily by the return to pre-pandemic seasonal demand.

•Net sales of our Direct segment decreased by $36.9 million, or 58.2%, for the three-months ended June 30, 2022, compared to the three-months ended June 30, 2021. The net sales decrease was primarily driven by higher sales discounting and the return to pre-pandemic seasonal demand.

•Net sales of our Retail segment decreased by $93.0 million, or 77.2%, for the three-months ended June 30, 2022, compared to the three-months ended June 30, 2021. Excluding sales related to the Octane brand, which was sold in 2020, net sales were down 2%, or a -1% CAGR, compared to the same period in fiscal 2020. The decrease in sales compared to last year is primarily driven by lower cardio sales and higher sales discounting as Retailers work through higher-than-normal inventory levels.

•Royalty income for the three-months ended June 30, 2022 increased by $0.2 million compared to the three-months ended June 30, 2021.

•Gross profit was $7.0 million, compared to $55.5 million last year. Gross profit margins were 12.7% compared to 30.1% last year. The 17.4 ppt decrease in gross margins was primarily due to increased discounting (-8 ppts), unfavorable logistics overhead absorption (-8 ppts) and increased investments in JRNY® (-4 ppts), offset by improvements in other costs (3 ppts).

•Operating expenses were $58.1 million, an increase of $20.5 million, or 54.5%, compared to last year, primarily due to a goodwill and intangible impairment charge of $27.0 million and a $3.6 million increase in JRNY® investments, partially offset by $5.7 million lower media spending and $2.7 million lower other variable selling and marketing expenses due to decreased sales. Total advertising expenses were $5.1 million versus $10.8 million last year.

•Operating loss was $51.2 million or negative 93.4% operating margin, compared to operating income of $17.9 million last year, primarily driven by a goodwill and intangible impairment charge of $27.0 million and lower gross profit associated with lower sales demand during the period.

•Loss from continuing operations was $60.2 million, or $(1.92) per diluted share, compared to income of $14.0 million, or $0.43 per diluted share, last year.

•Net loss was $60.2 million, or $(1.92) per diluted share, compared to net income of $13.9 million or $0.43 per diluted share, last year.

•The income tax expense was $8.1 million this year compared to $3.4 million last year. The income tax expense this year was primarily a result of a U.S. deferred tax asset valuation allowance in the amount of $14.2 million recorded this quarter.

North Star Strategy Update

JRNY® Digital Platform

•Nautilus is continuing to enhance the JRNY® platform through many unique features including the expansion of differentiated visual connected-fitness experiences for JRNY® Members.

•As of June 30, 2022, Members of JRNY®, Nautilus’ personalized connected fitness platform, exceeded 360k representing approximately 133% growth versus the same quarter last year. Of these members, 127k were Subscribers, representing approximately 290% growth over the same period. We define JRNY® Members as all individuals who have a JRNY® account and/or subscription, which includes Subscribers, their respective associated users and users who consume free content. We define Subscribers as a person or household who paid for a Subscription, are in a trial, or have requested a "pause"' to their subscriptions for up to three months.

•Additionally, the Company has made great strides over the last two years expanding the number of products featuring JRNY® connectivity. In FY 2022, approximately 80% of total units sold were JRNY® compatible, compared to only 22% in the pre-pandemic FY 2020. The trend of approximately 80% of total units sold being JRNY® compatible continued in Q1 FY 2023.

•Nautilus' integration of VAY's motion-tracking capabilities into JRNY® will further advance and accelerate personalized strength workout options, including the addition of rep counting and form coaching for SelectTech® users, which we believe will drive JRNY® membership growth during FY 2023.

Forward Looking Guidance

The following forward-looking statements reflect the Company's full fiscal year 2023 expectations as of August 9, 2022, and are subject to risks and uncertainties.

•The Company is reiterating Second Half and Full Year 2023 Guidance.

Second Half and Fiscal 2023

•The Company expects full year revenue of between $380 million and $460 million.

•Given the impact of elevated inventory levels at the Company’s retail partners, the Company expects the 2nd half of the year to represent between 65% and 70% of full year sales, slightly higher than pre-pandemic 2nd half seasonality of approximately 60%.

•Gross margins for the second half of the year are expected to be in the range of 27% to 30%. Improvements versus last year are driven by lower in-bound freight and demurrage fees, and the reduction in logistics facilities footprint. The Company is closing one of its distribution centers when the associated lease expires in the Fall of 2022 and will not be renewing the leases of some storage locations.

•We expect JRNY® members to exceed 500,000 at March 31, 2023.

Factors Affecting Our Performance

Our results of operations may vary significantly from period-to-period.

Our revenues typically fluctuate due to the seasonality of our industry, customer buying patterns, product innovation, the nature and level of competition for health and fitness products, our ability to procure products to meet customer demand, the level of spending on, and effectiveness of, our media and advertising programs and our ability to attract new customers and maintain existing sales relationships. In addition, our revenues are highly susceptible to economic factors, including, among other things, the overall condition of the economy and the availability of consumer credit in both the U.S. and Canada. The COVID-19 pandemic created a heightened need for home-fitness products at an unprecedented rate and as the pandemic lessened there was a return to a more normal seasonality. We cannot predict with certainty the longer-term impacts of the COVID-19 pandemic and the change to consumer habits and sentiments and therefore, the impact on our results of operations is uncertain.

Our gross margins are being impacted by, among other things:
•Increased product costs, primarily driven by our increasing use of more expensive components in our products, which now include our connected fitness JRNY® platform.
•Fluctuations in the availability, and as a result the costs, of materials used to manufacture our products.
•Tariffs and expedited shipping and transportation costs.
•Fluctuations in cost associated with the acquisition or license of products and technologies, product warranty claims, fuel, foreign currency exchange rates, and changes in costs of other distribution or manufacturing-related services.
•Costs relating to the addition of a new distribution facility in Southern California prior to the anticipated exit from our Portland DC facility.
•The efficiency and effectiveness of our organization and operations.
•A return to product discounting practices in place prior to the pandemic, which were temporarily suspended in part during the pandemic.

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

As a result of the above and other factors, our period-to-period operating results may not be indicative of future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you of any future growth or profitability. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2022 Form 10-K as supplemented by our quarterly reports on Form 10-Q.

Discontinued Operations

Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation as of December 31, 2012. Although there was no revenue related to the former Commercial business in the fiscal 2022 or year-to-date fiscal 2023 periods, we continue to incur product liability and other legal expenses associated with product previously sold into the Commercial channel.

RESULTS OF OPERATIONS
Results of operations information was as follows (in thousands):

	Three-Months Ended June 30,		Change
	2022	2021	$	%
Net sales	$54,817	$184,593	$(129,776)	(70.3)%
Cost of sales	47,860	129,088	(81,228)	(62.9)%
Gross profit	6,957	55,505	(48,548)	(87.5)%
Operating expenses:
Selling and marketing	12,891	21,300	(8,409)	(39.5)%
General and administrative	12,463	11,523	940	8.2%
Research and development	5,823	4,815	1,008	20.9%
Goodwill and intangible impairment charge	26,965	—	26,965	NM
Total operating expenses	58,142	37,638	20,504	54.5%
Operating (loss) income	(51,185)	17,867	(69,052)	(386.5)%
Other expense:
Interest income	1	21	(20)
Interest expense	(376)	(314)	(62)
Other, net	(514)	(120)	(394)
Total other expense, net	(889)	(413)	(476)
(Loss) income from continuing operations before income taxes	(52,074)	17,454	(69,528)
Income tax expense	8,096	3,438	4,658
(Loss) income from continuing operations	(60,170)	14,016	(74,186)
Loss from discontinued operations, net of taxes	(7)	(132)	125
Net (loss) income	$(60,177)	$13,884	$(74,061)
NM = Not meaningful

Results of operations information by segment and major product lines was as follows (dollars in thousands):

	Three-Months Ended June 30,		Change
	2022	2021	$	%
Net sales:
Direct net sales:
Cardio products(1)	$17,133	$31,430	$(14,297)	(45.5)%
Strength products(2)	9,343	31,966	(22,623)	(70.8)%
Direct	26,476	63,396	(36,920)	(58.2)%

Retail net sales:
Cardio products(1)	$11,843	$89,924	$(78,081)	(86.8)%
Strength products(2)	15,601	30,560	(14,959)	(48.9)%
Retail	27,444	120,484	(93,040)	(77.2)%

Royalty	897	713	184	25.8%
	$54,817	$184,593	$(129,776)	(70.3)%

Cost of sales:
Direct	$21,914	$38,882	$(16,968)	(43.6)%
Retail	25,946	90,206	(64,260)	(71.2)%
	$47,860	$129,088	$(81,228)	(62.9)%

Gross profit:
Direct	$4,562	$24,514	$(19,952)	(81.4)%
Retail	1,498	30,278	(28,780)	(95.1)%
Royalty	897	713	184	25.8%
	$6,957	$55,505	$(48,548)	(87.5)%
Gross profit margin:
Direct	17.2%	38.7%	(2,150)	basis points
Retail	5.5%	25.1%	(1,960)	basis points

Contribution:
Direct	$(9,893)	$6,759	$(16,652)	(246.4)%
Retail	(5,408)	22,090	(27,498)	(124.5)%

Contribution rate:
Direct	(37.4)%	10.7%	(4,810)	basis points
Retail	(19.7)%	18.3%	(3,800)	basis points

(1) Cardio products include: connected-fitness bikes, the Bowflex® C6, VeloCore®, Schwinn® IC4, Max Trainer®, connected-fitness treadmills, other exercise bikes, ellipticals and subscription services.
(2) Strength products include: Bowflex® Home Gyms, Bowflex® SelectTech® dumbbells, kettlebell and barbell weights, and accessories.

Sales and Gross Profit

Direct Segment

Comparison of Segment Results for the Three-Month Period Ended June 30, 2022 to the Three-Month Period Ended June 30, 2021

Net sales were $26.5 million for the three-month period ended June 30, 2022, compared to $63.4 million, a decline of 58.2%, versus the same period in 2021, and up 27.1% compared to the same period in fiscal 2020. Net sales decrease was primarily driven by the return to pre-pandemic seasonal demand and higher sales discounting.

Cardio sales declined 45.5% versus the same period in 2021, and were up 6.5% compared to the same period in fiscal 2020. Lower cardio sales this quarter were primarily driven by lower bike demand. Strength product sales declined 70.8% versus the same period in 2021, and increased 96.7% compared to the same period in fiscal 2020. Lower strength sales this quarter were primarily driven by lower demand for SelectTech® weights.

The Direct segment ended the quarter with $0.4 million of backlog as of June 30, 2022, as product demand has declined compared the same period last year. These amounts represent unfulfilled consumer orders net of current promotional programs and sales discounts.

Gross profit margin was 17.2% for the three-month period ended June 30, 2022 versus 38.7% for the same period in 2021. The 21.5 ppt decrease in gross margin was primarily driven by: increased discounting (-8 ppts), unfavorable logistics overhead absorption (-7 ppts), and increased investments in JRNY® (-7 ppts). Gross profit was $4.6 million, down 81.4% versus the same period in 2021.

Segment contribution loss was $9.9 million for the three-month period ended June 30, 2022, compared to segment contribution income of $6.8 million for the same period in 2021. The decline was primarily driven by lower gross profit, as explained above, offset by decreased media spend. Advertising expenses were $5.2 million compared to $8.0 million for the same period in 2021.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the three-month period ended June 30, 2022 were 53.8%, compared to 53.0% for the same period in 2021. The increase in approvals reflects higher credit quality applications.

Retail Segment

Comparison of Segment Results for the Three-Month Period Ended June 30, 2022 to the Three-Month Period Ended June 30, 2021

Net sales for the three-month period ended June 30, 2022 were $27.4 million, down 77.2%, from $120.5 million for the same period in 2021. Excluding sales related to Octane, net sales were down 2% compared to the same period in fiscal 2020. Retail segment sales outside the United States and Canada were down 83.4% versus last year. The decrease in sales compared to last year is primarily driven by lower cardio sales and higher sales discounting as Retailers work through higher than normal inventory levels.

Cardio sales for the three-month period ended June 30, 2022 decreased by 86.8%. Excluding sales related to Octane, cardio sales were down 28.7% compared to the same period in fiscal 2020. Strength product sales declined by 48.9% versus last year. Strength sales were up 36.8% compared to the same period in fiscal 2020, led by the popular SelectTech® weights. The decrease in sales compared to last year is primarily driven by lower bike sales and higher sales discounting as Retailers work through higher than normal inventory levels.

As of June 30,2022, the Retail segment's backlog totaled $48.0 million, as retailers are now ordering closer to time of need compared to the same period last year. These amounts represent customer orders for future shipments and are net of contractual rebates and consideration payable to applicable Retail customers.

Gross profit margins were 5.5% for the three-month period ended June 30, 2022, down from 25.1% for the same period in 2021. The 19.6 ppt decrease in gross margin was primarily driven by: increased discounting (-11 ppts) and unfavorable logistics overhead absorption (-9 ppts). Gross profit was $1.5 million, a decrease of 95.1% versus the same period in 2021.

Segment contribution loss for the three-month period ended June 30, 2022 was $5.4 million, or 19.7% of sales, compared to segment contribution income of $22.1 million, or 18.3% of sales for the same period in 2021, primarily driven by lower gross profit as explained above.

Royalty

Royalty income increased by $0.2 million, or 25.8%, to $0.9 million for the three-month period ended June 30, 2022, compared to the same period of 2021, primarily due to royalty settlements.

Selling and Marketing

Selling and marketing expenses include payroll, employee benefits, and other headcount-related expenses associated with sales and marketing personnel, and the costs of media advertising, promotions, trade shows, seminars, sales incentives related to our JRNY® platform and other programs.

Selling and marketing information was as follows (dollars in thousands):

	Three-Months Ended June 30,		Change
	2022	2021	$	%
Selling and marketing	$12,891	$21,300	$(8,409)	(39.5)%
As % of net sales	23.5%	11.5%

The decrease in selling and marketing expenses for the three-month period ended June 30, 2022 compared to the same period of 2021 was primarily related to a decrease of $5.7 million in media spend and a decrease of $2.7 million in other variable selling and marketing expenses due to decreased sales. We expect variable selling and marketing expenses to continue to flex with sales.

Media advertising expense is the largest component of selling and marketing and was as follows (dollars in thousands):

	Three-Months Ended June 30,		Change
	2022	2021	$	%
Total advertising	$5,120	$10,824	$(5,704)	(52.7)%
The $5.7 million decrease in media advertising expense for the three-month period ended June 30, 2022, as compared to the same period of 2021 reflects a return to more historical, pre-pandemic levels of advertising support to preserve market share and control costs. Advertising as a percentage of selling and marketing for the three-month period ended June 30, 2022 was 39.7% as compared to 50.8% for the same quarter last year and 37.2% for the same period in fiscal 2020.

General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, and other administrative fees.

General and administrative was as follows (dollars in thousands):

	Three-Months Ended June 30,		Change
	2022	2021	$	%
General and administrative	$12,463	$11,523	$940	8.2%
As % of net sales	22.7%	6.2%

The increase in general and administrative expenses for the three-month period ended June 30, 2022 compared to the same period of 2021 was primarily due to increases in personnel costs.

Research and Development
Research and development expenses include payroll, employee benefits, other headcount-related expenses and information technology associated with product development.

Research and development was as follows (dollars in thousands):

	Three-Months Ended June 30,		Change
	2022	2021	$	%
Research and development	$5,823	$4,815	$1,008	20.9%
As % of net sales	10.6%	2.6%

The increase in research and development expenses for the three-month period ended June 30, 2022, as compared to the same period of 2021, was driven primarily by increased investments in JRNY®, our digital platform.

Goodwill and Intangible Impairment Charge
In accordance with ASC 350 — Intangibles — Goodwill and Other, we perform a goodwill and indefinite-lived asset impairment evaluation during the fourth quarter of each year. However, as a result of the decline in our market value relative to the market and our industry, which was identified as a triggering event, we performed an interim evaluation and a market capitalization reconciliation during the first quarter of fiscal 2023, which resulted in a non-cash goodwill and indefinite-lived intangible assets impairment charge of $27.0 million.

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

In accordance with ASC 360 — Property, Plant, and Equipment and other long-lived assets, we perform a test for recoverability when triggering events occur. No impairment was recognized in the quarter ended June 30, 2022.

For additional information related to our goodwill and intangible impairment charge, see Note 7

Operating (Loss) Income
Operating loss for the three-months ended June 30, 2022 was $51.2 million, a decrease of $69.1 million, or 386.5%, as compared to an operating income of $17.9 million for the same period of 2021. The decrease was primarily driven by a goodwill and intangible impairment charge of $27.0 million and lower gross profit associated with lower sales and lower gross margins during the period.

Other, Net
Other, net relates to the effect of exchange rate fluctuations with the U.S. and our foreign subsidiaries.

Income Tax Expense
Income tax expense includes U.S. and international income taxes, and interest and penalties on uncertain tax positions.

Income tax expense was as follows (in thousands):

	Three-Months Ended June 30,		Change
	2022	2021	$	%
Income tax expense	$8,096	$3,438	$4,658	135.5%
Effective tax rate	(15.5)%	19.7%
Income tax expense for the three-months ended June 30, 2022 was primarily a result of the U.S. deferred tax asset valuation allowance in the amount of $14.2 million recorded during the period. Income tax expense for the three-months ended June 30, 2021 was primarily driven by the profit generated in the U.S.

The effective tax rate from continuing operations for the three-month period ended June 30, 2022, was primarily as a result of the aforementioned U.S deferred tax asset valuation allowance to reduce the existing U.S domestic deferred tax assets to their anticipated realizable value.

The effective tax rate from continuing operations for the three-month period ended June 30, 2021 was a result of the profit generated in the U.S offset by the excess tax benefit related to stock-based compensation.

(Loss) Income from Continuing Operations
Loss from continuing operations was $60.2 million for the three-months ended June 30, 2022, or $(1.92) per diluted share, compared to income from continuing operations of $14.0 million, or $0.43 per diluted share, for the three-months ended June 30, 2021. The decrease in income from continuing operations was primarily due to lower gross profit and higher operating expenses as discussed in more detail above.

Net (Loss) Income
Net loss was $60.2 million for the three-months ended June 30, 2022, compared to net income of $13.9 million for the three-months ended June 30, 2021. Net loss per diluted share was $(1.92) for the three-months ended June 30, 2022, compared to net income per diluted share of $0.43 for the three-months ended June 30, 2021.

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

As of June 30, 2022, we had $8.7 million of cash, cash equivalents and restricted cash, and $35.1 million was available for borrowing under the ABL Revolving Facility, compared to $14.2 million of cash, cash equivalents and restricted cash, and $65.8 million available for borrowing under the ABL Revolving Facility as of March 31, 2022. We expect our cash, cash equivalents, restricted cash and amounts available for borrowing under our Credit Facility as of June 30, 2022, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from June 30, 2022.

Cash used in operating activities was $6.0 million for the three-month period ended June 30, 2022, compared to cash used in operating activities of $28.2 million for the three-month period ended June 30, 2021. The decrease in cash flows from operating activities for the three-month period ended June 30, 2022 as compared to the same period of 2021 was primarily due to changes in our operating assets and liabilities discussed below, offset by the decrease in net income.

Trade receivables decreased to $27.5 million as of June 30, 2022, compared to $61.5 million as of March 31, 2022, primarily was due to lower sales and the timing of customer payments.

Inventory was $103.9 million as of June 30, 2022, compared to $111.2 million as of March 31, 2022. The decrease in inventory was driven by sell-through and strategic demand planning as we balance on-hand inventory levels ahead of the fitness season. About 8% of inventory as of June 30, 2022 was in-transit.

Prepaid and other current assets decreased by $2.6 million to $12.0 million, compared to $14.5 million as of March 31, 2022, primarily due to decreases in prepaid marketing and prepaid insurance.

Trade payables decreased by $26.4 million to $26.8 million as of June 30, 2022, compared to $53.2 million as of March 31, 2022, primarily due to timing of payments for inventory.

Accrued liabilities decreased by $5.0 million to $24.4 million as of June 30, 2022, compared to $29.4 million as of March 31, 2022, primarily due to decreases in accrued off-site materials of $2.8 million and decreases in accrued personnel expenses of $1.2 million.

Cash used in investing activities of $3.4 million for the three-month period ended June 30, 2022 was primarily due to capital purchases related to our digital platform. We anticipate spending between $12.0 million and $14.0 million in fiscal 2023 for digital platform enhancements, systems integration, and production tooling.

Cash provided by financing activities of $7.1 million for the three-month period ended June 30, 2022 was primarily related to proceeds from long-term debt offset by payments on long-term debt.

Financing Arrangements

On October 29, 2021, we amended our Credit Agreement dated January 31, 2020, with Wells Fargo Bank, National Association and lenders from time to time party thereto ("the Lenders”). The Lenders agreed, among other things, to make available to us an asset-based revolving loan facility, subject to a borrowing base (the “ABL Revolving Facility”), and a term loan facility (the “Term Loan Facility” and together with the ABL Revolving Facility, the “Credit Facility”). The aggregate principal amount available under the ABL Revolving Facility is $100.0 million (the “Revolver”), subject to a borrowing base. The unamortized balance on the Term Loan was $11.5 million. The Credit Facility matures on October 29, 2026 and repayment obligations under the Credit Agreement is secured by substantially all of our assets, with principal and interest amounts required to be paid as scheduled.

As of June 30, 2022, outstanding borrowings totaled $37.2 million, with $9.8 million and $27.4 million under our Term Loan Facility and Revolver, respectively. As of June 30, 2022, we were in compliance with the financial covenants of the Credit Agreement and $35.1 million was available for borrowing under the ABL Revolving Facility.

Interest on the Revolver will accrue at the Secured Overnight Financing Rate ("SOFR") plus a margin of 1.86% to 2.36% (based on average quarterly availability) and interest on the Term Loan Facility will accrue at SOFR plus 4.61%. As of June 30, 2022, our interest rate was 3.65% for the Revolver and 6.40% for the Term Loan Facility.

The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with ASC 470, Debt.

Off-Balance Sheet Arrangements
We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of June 30, 2022, we had approximately $34.5 million, compared to $39.8 million as of March 31, 2022 in non-cancellable market-based purchase obligations, primarily to secure additional factory capacity for inventory purchases in the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses. The decrease in purchase obligations was primarily due to seasonality.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no liabilities were recorded at June 30, 2022.

SEASONALITY

We expect our revenue from fitness equipment products to vary seasonally. Sales are typically strongest in our fiscal third quarter ending December and fiscal fourth quarter ending March and are generally weakest in our fiscal first quarter ending June and fiscal second quarter ending September. We believe that consumers tend to be involved in outdoor activities during the spring and summer months, including outdoor exercise, which impacts sales of indoor fitness equipment. This seasonality can have a significant effect on our inventory levels, working capital needs and resource utilization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not changed other than goodwill from those discussed in our fiscal 2022 Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 for a discussion of recent accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on June 3, 2022.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three-months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. These legal and tax proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur.

During the quarter ended September 30, 2022, we recorded a $4.7 million loss contingency related to a legal settlement involving a class action lawsuit related to advertisement of our treadmills. The settlement includes damages, a one-year free membership to JRNY, and administrative fees and was included as a component of General and administrative on our Condensed Consolidated Statements of Operations for the fiscal year ended March 31, 2022. As of June 30, 2022, $4.6 million remained accrued and was reflected in Accrued liabilities on our Condensed Consolidated Balance Sheets. We expect to pay the settlement damages and related administrative fees during the second fiscal quarter of fiscal 2023.

On June 27, 2022, the Court approved the settlement and no appeals were filed. We expect to fund the common fund prior to our next quarter ending September 30, 2022.

As of the date of filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Item 1A.    Risk Factors

We operate in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in our 2022 Form 10-K are not the only risks and uncertainties to which we are subject, and there may be other risk and uncertainties that are not currently considered material or are not known to us that could impair our business or operations. If any of the risks described in our 2022 Form 10-K actually occur, our business, operating results and financial position could be adversely affected. There have been no material changes to the risk factors as set forth in our 2022 Form 10-K.

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

NAUTILUS, INC.
(Registrant)

August 9, 2022	By:	/S/ James Barr IV
Date		James Barr IV
Chief Executive Officer

NAUTILUS, INC.
(Registrant)

August 9, 2022	By:	/S/ Aina E. Konold
Date		Aina E. Konold
Chief Financial Officer