Form 10-Q
period 2022-09-30
NAUTILUS, INC.
filed 2022-11-09
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Large accelerated filer	☐	Accelerated Filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  [x]
The number of shares outstanding of the registrant's common stock as of November 4, 2022 was 31,719,490 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of
	September 30, 2022	March 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$5,805	$12,872
Restricted cash	946	1,339
Trade receivables, net of allowances of $728 and $598	33,662	61,454
Inventories	99,210	111,190
Prepaids and other current assets	10,124	14,546
Other current assets - restricted, current	3,887	3,887
Income taxes receivable	1,658	1,998
Total current assets	155,292	207,286
Property, plant and equipment, net	34,182	32,129
Operating lease right-of-use assets	21,085	23,620
Goodwill	—	24,510
Other intangible assets, net	6,818	9,304
Deferred income tax assets, non-current	758	8,760
Income taxes receivable, non-current	5,673	5,673
Other assets	2,705	2,763
Total assets	$226,513	$314,045
Liabilities and Shareholders' Equity
Trade payables	$36,542	$53,165
Accrued liabilities	19,957	29,386
Operating lease liabilities, current portion	4,057	4,494
Financing lease liabilities, current portion	121	119
Warranty obligations, current portion	3,450	4,968
Income taxes payable, current portion	536	839
Debt payable, current portion, net of unamortized debt issuance costs of $57 and $57	2,243	2,243
Total current liabilities	66,906	95,214
Operating lease liabilities, non-current	18,619	20,926
Financing lease liabilities, non-current	339	395
Warranty obligations, non-current	900	1,248
Income taxes payable, non-current	1,943	4,029
Deferred income tax liabilities, non-current	313	—
Other non-current liabilities	1,081	1,071
Debt payable, non-current, net of unamortized debt issuance costs of $175 and $204	44,793	27,113
Total liabilities	134,894	149,996
Commitments and contingencies (Note 17)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 31,714 and 31,268 shares issued and outstanding	9,513	6,483
Retained earnings	84,713	158,093
Accumulated other comprehensive loss	(2,607)	(527)
Total shareholders' equity	91,619	164,049
Total liabilities and shareholders' equity	$226,513	$314,045
See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2022	2021	2022	2021
Net sales	$65,458	$137,959	$120,275	$322,552
Cost of sales	54,000	95,906	101,859	224,994
Gross profit	11,458	42,053	18,416	97,558
Operating expenses:
Selling and marketing	9,400	21,939	22,290	43,239
General and administrative	10,995	16,376	23,458	27,899
Research and development	5,405	5,688	11,229	10,503
Goodwill and intangible impairment charge	—	—	26,965	—
Total operating expenses	25,800	44,003	83,942	81,641
Operating (loss) income	(14,342)	(1,950)	(65,526)	15,917
Other expense:
Interest income	4	12	5	33
Interest expense	(595)	(481)	(971)	(795)
Other, net	(224)	94	(739)	(26)
Total other expense, net	(815)	(375)	(1,705)	(788)
(Loss) income from continuing operations before income taxes	(15,157)	(2,325)	(67,231)	15,129
Income tax expense	156	2,242	8,251	5,680
(Loss) income from continuing operations	(15,313)	(4,567)	(75,482)	9,449
Discontinued operations:
(Loss) gain from discontinued operations before income taxes	(32)	49	(32)	(77)
Income tax (benefit) expense benefit of discontinued operations	(2,142)	84	(2,134)	90
Income (loss) from discontinued operations	2,110	(35)	2,102	(167)
Net loss	$(13,203)	$(4,602)	$(73,380)	$9,282

Basic (loss) income per share from continuing operations	$(0.48)	$(0.15)	$(2.40)	$0.31
Basic income (loss) per share from discontinued operations	0.07	—	0.07	(0.01)
Basic net (loss) income per share	$(0.41)	$(0.15)	$(2.33)	$0.30

Diluted (loss) income per share from continuing operations	$(0.48)	$(0.15)	$(2.40)	$0.29
Diluted income per share from discontinued operations	0.07	—	0.07	—
Diluted net (loss) income per share	$(0.41)	$(0.15)	$(2.33)	$0.29

Shares used in per share calculations:
Basic	31,585	30,968	31,496	30,833
Diluted	31,585	30,968	31,496	32,437
See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(13,203)	$(4,602)	$(73,380)	$9,282
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of income tax expense of $—, $7, $— and $—	—	(4)	—	(4)
Foreign currency translation, net of income tax (expense) benefit of $(56), $(21), $(85) and $(8)	(1,221)	(411)	(2,080)	(194)
Other comprehensive loss	(1,221)	(415)	(2,080)	(198)
Comprehensive (loss) income	$(14,424)	$(5,017)	$(75,460)	$9,084

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2022	31,268	$6,483	$158,093	$(527)	$164,049
Net loss	—	—	(60,177)	—	(60,177)
Foreign currency translation adjustment, net of income tax expense of $29	—	—	—	(859)	(859)
Stock-based compensation expense	—	1,979	—	—	1,979
Common stock issued under equity compensation plan, net of shares withheld for tax payments	205	(270)	—	—	(270)
Common stock issued under employee stock purchase plan	—	125	—	—	125
Balance, June 30, 2022	31,473	8,317	97,916	(1,386)	104,847
Net loss	—	—	(13,203)	—	(13,203)
Foreign currency translation adjustment, net of income tax expense of $56	—	—	—	(1,221)	(1,221)
Stock-based compensation expense	—	1,367	—	—	1,367
Common stock issued under equity compensation plan, net of shares withheld for tax payments	241	(171)	—	—	(171)
Balance, September 30, 2022	31,714	$9,513	$84,713	$(2,607)	$91,619

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2021	30,576	$2,176	$180,524	$(155)	$182,545
Net income	—	—	13,884	—	13,884
Foreign currency translation adjustment, net of income tax benefit of $13	—	—	—	217	217
Stock-based compensation expense	—	1,225	—	—	1,225
Common stock issued under equity compensation plan, net of shares withheld for tax payments	201	(1,259)	—	—	(1,259)
Common stock issued under employee stock purchase plan	17	269	—	—	269
Balance, June 30, 2021	30,794	2,411	194,408	62	196,881
Net loss	—	—	(4,602)	—	(4,602)
Unrealized loss on marketable securities, net of income tax expense of $7	—	—	—	(4)	(4)
Foreign currency translation adjustment, net of income tax expense of $21	—	—	—	(411)	(411)
Stock-based compensation expense	—	1,540	—	—	1,540
Common stock issued under equity compensation plan, net of shares withheld for tax payments	365	(893)	—	—	(893)
Balance, September 30, 2021	31,159	$3,058	$189,806	$(353)	$192,511

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six-Months Ended September 30,
	2022	2021
Cash flows from operating activities:
(Loss) income from continuing operations	$(75,482)	$9,449
Gain (loss) from discontinued operations	2,102	(167)
Net (loss) income	(73,380)	9,282
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,786	3,979
Recovery (provision) for allowance for doubtful accounts	585	(179)
Inventory lower of cost or net realizable value	1,832	—
Stock-based compensation expense	3,346	2,765
Deferred income taxes, net of valuation allowances	8,167	(1,336)
Goodwill and intangible impairment change	26,965	—
Other	(1,276)	1,361
Changes in operating assets and liabilities:
Trade receivables	28,363	213
Inventories	13,299	(94,107)
Prepaids and other assets	7,164	7,256
Income taxes receivable	354	(8,080)
Trade payables	(13,731)	16,182
Accrued liabilities and other liabilities, including warranty obligations	(16,070)	5,910
Net cash used in operating activities	(9,596)	(56,754)
Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	—	73,448
Acquisition of business, net of cash acquired	—	(26,759)
Purchases of property, plant and equipment	(7,511)	(4,985)
Net cash provided by (used in) investing activities	(7,511)	41,704
Cash flows from financing activities:
Proceeds from long-term debt	36,280	7,025
Payments on long-term debt	(19,399)	(3,556)
Payments on finance lease liabilities	(60)	—
Proceeds from employee stock purchases	125	269
Proceeds from exercise of stock options	—	470
Tax payments related to stock award issuances	(430)	(2,623)
Net cash provided by financing activities	16,516	1,585
Effect of exchange rate changes	(6,869)	(910)
Net decrease in cash, cash equivalents and restricted cash	(7,460)	(14,375)
Cash, cash equivalents and restricted cash at beginning of period	18,098	39,780
Cash, cash equivalents and restricted cash at end of period	$10,638	$25,405

Supplemental disclosure of cash flow information:
Cash paid for interest	$770	$323
Cash (received from) paid for income taxes, net	(47)	19,960
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$787	$1,052

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same amounts shown above:
	Six-Months Ended September 30,
	2022	2021
Cash and cash equivalents	$5,805	$20,179
Restricted cash	946	1,339
Other current assets - restricted, current	3,887	3,887
Total cash, cash equivalents and restricted cash	$10,638	$25,405
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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2022 and March 31, 2022, and our results of operations, comprehensive (loss) income and shareholders' equity for the three and six-month periods ended September 30, 2022 and 2021 and our cash flows for the six-month periods ended September 30, 2022 and 2021. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally, and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

ASU 2020-01
In January 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” The amendments in ASU 2020-01 clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. ASU 2020-01 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of ASU 2020-01 in the first quarter of the fiscal year ending March 31, 2023 ("fiscal 2023") did not have any effect on our financial position, results of operations or cash flows.

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

(2) DISCONTINUED OPERATIONS

Results from discontinued operations relate to the disposal of our former Nautilus Commercial business, which was completed in April 2011. Although we reached substantial completion of asset liquidation at December 31, 2012, we continued to accrue interest associated with an uncertain tax position on discontinued international operations, and incurred an immaterial amount of product liability expenses associated with products previously sold into the Commercial channel.

In the second quarter of fiscal 2023, we completed the tax deregistration of a foreign entity that was part of the discontinued operations. As a result, the previously unrecognized tax benefit and associated accrued interest and penalty in the amount of $2.1 million was released and recorded as a component of income taxes from discontinued operations during the quarter ended September 30, 2022.

(3) REVENUES

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2022	2021	2022	2021
Product sales	$60,107	$133,126	$109,703	$312,937
Extended warranties and services	938	1,388	1,980	3,144
Other(1)	4,413	3,445	8,592	6,471
Net sales	$65,458	$137,959	$120,275	$322,552
(1) Other revenue is primarily subscription revenue, freight and delivery and royalty income.

Subscriptions
Sales of our subscriptions are deemed to be one performance obligation and we recognize revenue from these arrangements ratably over the subscription term as the performance obligation is satisfied. Revenue generated from subscriptions is recorded in our Direct segment.

We also offer free trials of subscriptions that are bundled with product offerings (e.g., subscription for premium content). For these types of transactions that involve multiple performance obligations, the transaction price requires allocations to the distinct performance obligation because the free trial provides a material right. The transaction price is then allocated to each performance obligation based on stand-alone selling price. We determine stand-alone selling price based on prices charged to customers. Breakage is factored into the determination of the stand-alone selling price of a subscription. Breakage or activation rate, is defined as a percentage of those purchasers that never activate a free-trial offering.

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2022	2021	2022	2021
United States	$53,440	$102,521	$99,521	$249,670
Canada	8,388	17,852	14,195	37,214
Europe, the Middle East and Africa	2,340	13,140	4,179	27,582
All other	1,290	4,446	2,380	8,086
Net sales	$65,458	$137,959	$120,275	$322,552

As of September 30, 2022, estimated revenue expected to be recognized in the future totaled $32.9 million, primarily related to customer order backlog, which includes firm orders for future shipment and unfulfilled orders to our Retail customers, as well as unfulfilled consumer orders within the Direct channel. Retail orders were $32.6 million and Direct orders were $0.3 million as of September 30, 2022 compared to Retail orders of $82.9 million and Direct orders of $1.1 million as of September 30, 2021. The estimated future revenues are net of contractual rebates and consideration payable for applicable Retail customers, and net of current promotional programs and sales discounts for our Direct customers.

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

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$6,582	$1,757	$6,285	$5,551
Cash additions	265	3,457	2,796	4,546
Revenue recognition	(2,654)	(1,761)	(4,888)	(6,644)
Balance, end of period	$4,193	$3,453	$4,193	$3,453

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives
Foreign currency forward contracts	$—	$25	$—	$25
Total assets measured at fair value	$—	$25	$—	$25

Liabilities:
Derivatives
Foreign currency forward contracts	$—	$754	$—	$754
Total liabilities measured at fair value	$—	$754	$—	$754

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivatives
Foreign currency forward contracts	$—	$128	$—	$128
Total liabilities measured at fair value	$—	$128	$—	$128

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the six-month period ended September 30, 2022, nor for the fiscal year ended March 31, 2022 ("fiscal 2022"). Additionally, we did not have any changes to our valuation techniques during either of these periods.

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

During the six-month period ended September 30, 2022, we evaluated the fair value of our goodwill and intangible assets because triggering events were identified. See Note 8 for additional information.

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

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of September 30, 2022, total outstanding contract notional amounts were $20.0 million and had maturities of 112 days or less.

The fair value of our derivative instruments was included in our condensed consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of
		September 30, 2022	March 31, 2022
Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Prepaids and other current assets	$25	$—
Foreign currency forward contracts	Accrued liabilities	754	128

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Three-Months Ended September 30,		Six-Months Ended September 30,
		2022	2021	2022	2021
Derivative instruments not designated as cash flow hedges:
Loss recognized in earnings	Other, net	$(685)	$(943)	$(589)	$(960)
Income tax expense (benefit)	Income tax expense (benefit)	(170)	238	(146)	234

(6) INVENTORIES

Inventories are stated at the lower of cost and net realizable value, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	September 30, 2022	March 31, 2022
Finished goods	$94,146	$104,988
Parts and components	5,064	6,202
Total inventories	$99,210	$111,190

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				September 30, 2022	March 31, 2022
Automobiles	5			$23	$23
Leasehold improvements	4	to	20	3,945	3,150
Computer software and equipment	2	to	7	45,054	44,852
Machinery and equipment	3	to	5	15,653	16,447
Furniture and fixtures	5	to	20	2,558	2,634
Work in progress(1)	N/A			12,110	6,678
Total cost				79,343	73,784
Accumulated depreciation				(45,161)	(41,655)
Total property, plant and equipment, net				$34,182	$32,129
(1) Work in progress includes information technology assets and production tooling.

Depreciation expense was as follows (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense	$2,464	$1,909	$4,755	$3,948

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The roll forward of goodwill was as follows (in thousands):

Total
Balance, March 31, 2022	$24,510
Goodwill impairment	(24,510)
Balance, September 30, 2022	$—

In accordance with ASC 350 — Intangibles — Goodwill and Other, we perform our goodwill and indefinite-lived trade names impairment valuations annually, on March 31, or sooner if triggering events are identified. While the fair value of our reporting units exceeded their respective carrying values as of March 31, 2022, we observed continued market volatility including significant declines in our market capitalization during the three-month period ended June 30, 2022, identified as a triggering event. Our trailing 30-day average market capitalization was approximately $137 million at March 31, 2022 compared to $66 million, the trailing 30-day average, as of June 30, 2022. We performed an interim evaluation and a market capitalization reconciliation during the first quarter of fiscal 2023, which resulted in a non-cash goodwill impairment charge of $24.5 million. During the three-month period ended September 30, 2022, we observed continued market volatility including declines in our market capitalization subsequent to September 30, 2022, which in part could increase the possibility of a future impairment charge. Based on our analysis, including our market capitalization during the period, we determined there were no triggering events during the quarter ended September 30, 2022.

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

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				September 30, 2022	March 31, 2022
Indefinite-lived trademarks (1)	N/A			$6,597	$9,052
Patents	7	to	24	1,043	1,043
				7,640	10,095
Accumulated amortization - definite-lived intangible assets				(822)	(791)
Other intangible assets, net				$6,818	$9,304

(1) During the first quarter of fiscal 2023, we identified impairment indicators with our indefinite-lived trademarks resulting in a $2.5 million non-cash intangible impairment charge.

Amortization expense was as follows (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2022	2021	2022	2021
Amortization expense	$16	$16	$31	$31

Future amortization of definite-lived intangible assets is as follows (in thousands):

Remainder of fiscal 2023	$31
2024	61
2025	61
2026	47
2027	3
Thereafter	18
$221

(9) LEASES

We have several non-cancellable operating leases, primarily for office space, that expire at various dates over the next eight years. These leases generally contain renewal options to extend for one lease term of five years. For leases that we are reasonably certain we will exercise the lease renewal options, the options were considered in determining the lease term, and associated potential option payments are included in the lease payments. The payments used in the renewal term were estimated using the percentage rate increase of historical rent payments for each location where the renewal will be exercised.

Payments due under the lease contracts include annual fixed payments for office space. Variable payments including payments for our proportionate share of the building’s property taxes, insurance, and common area maintenance are treated as non-lease components and are recognized in the period for which the costs occur.

Lease expense was as follows (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$1,527	$1,466	$3,060	$2,932
Amortization of finance lease assets	29	—	57	—
Total lease expense	$1,556	$1,466	$3,117	$2,932

Leases with an initial term of 12 months or less (“short-term lease”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term.

Other information related to leases was as follows (dollars in thousands):

	As of
	September 30, 2022	March 31, 2022
Supplemental cash flow information related to leases was as follows:

Operating leases:
Operating lease right-of-use-assets	$21,085	$23,620

Operating lease liabilities, non-current	$18,619	$20,926
Operating lease liabilities, current portion	4,057	4,494
Total operating lease liabilities	$22,676	$25,420

Finance leases:
Property, plant and equipment, at cost	$512	$569
Accumulated depreciation	(57)	(57)
Property, plant and equipment, net	$455	$512

Finance lease obligations, non-current	$339	$395
Finance lease obligations, current portion	121	119
Total finance lease liabilities	$460	$514

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$3,617	$6,485
Finance cash flows from finance leases	60	60

Additional lease information:
ROU assets obtained in exchange for operating lease obligations	$—	$10,323
ROU assets obtained in exchange for finance lease obligations	—	569
Reductions to ROU assets resulting from reductions to operating lease obligations	615	1,358

Weighted Average Remaining Lease Term:
Operating leases	2.6 years	3.1 years
Finance leases	4.0 years	4.5 years

Weighted Average Discount Rate:
Operating leases	4.65%	4.65%
Finance leases	2.14%	2.14%

We determined the discount rate for leases using a portfolio approach to determine an incremental borrowing rate to calculate the right-of-use assets and lease liabilities.

Maturities of lease liabilities under non-cancellable leases were as follows (in thousands):

	As of September 30, 2022
	Operating leases	Finance leases
Remainder of fiscal 2023	$2,370	$60
2024	5,515	120
2025	5,585	120
2026	4,503	120
2027	2,348	60
Thereafter	5,796	—
Total undiscounted lease payments	26,117	480
Less imputed interest	(3,441)	(20)
Total lease liabilities	$22,676	$460

(10) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	September 30, 2022	March 31, 2022

Payroll and related liabilities	$10,390	$10,405
Deferred revenue	4,194	6,285
Legal settlement (2)	287	4,250
Other	4,127	4,013
Reserves (1)	959	4,433
Total accrued liabilities	$19,957	$29,386
(1) Reserves primarily consists of inventory, sales return, sales tax and product liability reserves.
(2) Legal settlement is a loss contingency accrual related to a legal settlement involving a class action lawsuit related to advertisement of our treadmills. For further information, see Note 17, Commitments and Contingencies.

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

Changes in our product warranty obligations were as follows (in thousands):

	Six-Months Ended September 30,
	2022	2021
Balance, beginning of period	$6,216	$9,782
Accruals (1)	1,882	(551)
Payments	(3,748)	(1,865)
Balance, end of period	$4,350	$7,366
(1) Accruals were negative for the six-months ended September 30, 2021 due to a reversal of a special warranty reserve related to indoor cycling bikes.

(12) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables set forth the changes in accumulated other comprehensive loss, net of tax (in thousands):

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, March 31, 2022	$(527)	$(527)
Current period other comprehensive loss before reclassifications	(2,080)	(2,080)
Net other comprehensive loss during period	(2,080)	(2,080)
Balance, September 30, 2022	$(2,607)	$(2,607)

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, June 30, 2022	$(1,386)	$(1,386)
Current period other comprehensive loss before reclassifications	(1,221)	(1,221)
Net other comprehensive loss during period	(1,221)	(1,221)
Balance, September 30, 2022	$(2,607)	$(2,607)

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance, March 31, 2021	$(8)	$(147)	$(155)
Current period other comprehensive income before reclassifications	(4)	(194)	(198)
Net other comprehensive income during period	(4)	(194)	(198)
Balance, September 30, 2021	$(12)	$(341)	$(353)

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance, June 30, 2021	$(8)	$70	$62
Current period other comprehensive income before reclassifications	(4)	(411)	(415)
Net other comprehensive income during period	(4)	(411)	(415)
Balance, September 30, 2021	$(12)	$(341)	$(353)

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

The weighted average numbers of shares outstanding used to compute (loss) income per share were as follows (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2022	2021	2022	2021
Shares used to calculate basic income per share	31,585	30,968	31,496	30,833
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	—	—	—	1,604
Shares used to calculate diluted income per share	31,585	30,968	31,496	32,437

Dilutive Shares
The weighted average numbers of shares outstanding listed in the table below were dilutive and are excluded from the computation of diluted per share due when there is a loss from continuing operations, as such, the exercise or conversion of any potential shares would increase the number of shares in the denominator and results in a lower income (loss) per share.
These shares may be dilutive potential common shares in the future (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2022	2021	2022	2021
Restricted stock units	136	894	241	—
Stock options	51	526	107	—
Total potential dilutive shares excluded due to net loss	187	1,420	348	—

Anti-dilutive Shares
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

These shares may be anti-dilutive potential common shares in the future (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2022	2021	2022	2021
Stock options	1,696	407	1,473	295
RSUs	174	2	88	2
Total anti-dilutive shares excluded	1,870	409	1,561	297

(14) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments, Direct and Retail. There were no changes in our operating segments during the six-months ended September 30, 2022.

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

Following is summary information by reportable segment (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2022	2021	2022	2021
Net sales:
Direct	$24,480	$37,853	$50,957	$101,249
Retail	39,905	99,153	67,348	219,637
Royalty	1,073	953	1,970	1,666
Consolidated net sales	$65,458	$137,959	$120,275	$322,552

Contribution:
Direct	$(7,887)	$(1,835)	$(17,780)	$4,924
Retail	966	18,741	(4,442)	40,831
Royalty	1,073	953	1,970	1,666
Consolidated contribution	$(5,848)	$17,859	$(20,252)	$47,421

Reconciliation of consolidated contribution to (loss) income from continuing operations:
Consolidated contribution	$(5,848)	$17,859	$(20,252)	$47,421
Amounts not directly related to segments:
Operating expenses(1)	(8,493)	(19,809)	(45,274)	(31,504)
Other expense, net	(816)	(375)	(1,704)	(788)
Income tax expense	(156)	(2,242)	(8,252)	(5,680)
(Loss) income from continuing operations	$(15,313)	$(4,567)	$(75,482)	$9,449
(1) Included in unallocated Operating expenses is $25.4 million of Goodwill and intangible impairment charge related to the Direct segment and $1.6 million of intangible impairment charge related to the Retail segment that is not included in the contribution performance measured by the chief operating decision maker.

	As of
	September 30, 2022	March 31, 2022
Assets:
Direct	$63,675	$93,554
Retail	108,477	144,683
Unallocated corporate	54,361	75,808
Total assets	$226,513	$314,045

The following customers accounted for 10% or more of total net sales as follows:

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2022	2021	2022	2021
Amazon.com	33.7%	15.4%	31.7%	16.8%
Best Buy	*	18.6%	*	17.8%
*Less than 10% of total net sales.

(15) BORROWINGS

Wells Fargo Bank Credit Agreement

On October 29, 2021, we amended our Credit Agreement dated January 31, 2020 (the "Credit Agreement"), with Wells Fargo Bank, National Association and lenders from time to time party thereto (the "Lenders”). The Lenders agreed, among other things, to make available to us an asset-based revolving loan facility, subject to a borrowing base (the “ABL Revolving Facility”), and a term loan facility (the “Term Loan Facility” and together with the ABL Revolving Facility, the “Credit Facility”). The aggregate principal amount available under the ABL Revolving Facility is $100.0 million (the “Revolver”), subject to a borrowing base. The unamortized balance on the Term Loan Facility was $11.5 million. The Credit Facility matures on October 29, 2026 and repayment of obligations under the Credit Agreement is secured by substantially all of our assets, with principal and interest amounts required to be paid as scheduled.

As of September 30, 2022, outstanding borrowings totaled $47.3 million, with $9.2 million and $38.1 million under our Term Loan Facility and Revolver, respectively. As of September 30, 2022, we were in compliance with the financial covenants of the Credit Agreement and $22.2 million was available for borrowing under the ABL Revolving Facility.

Interest on the Revolver will accrue at the Secured Overnight Financing Rate ("SOFR") plus a margin of 1.86% to 2.36% (based on average quarterly availability) and interest on the Term Loan Facility will accrue at SOFR plus 4.61%. As of September 30, 2022, our interest rate was 4.86% for the Revolver and 7.61% for the Term Loan Facility.

The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with ASC 470, Debt.

(16) INCOME TAXES

Valuation Allowance

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. In the first quarter of fiscal 2023, a significant new piece of objective negative evidence evaluated was the third year of cumulative losses projected within the next twelve months. Such objective evidence limits our ability to consider other subjective evidence, such as our projections for future growth.

Based on this evaluation in the first quarter of fiscal 2023, Management concluded that it was no longer more likely than not that the tax benefits from the existing U.S deferred tax assets would be realized. Management sustains the same position in the current quarter hence we continue to recognize a valuation allowance to reduce its U.S deferred tax assets to an anticipated realizable value. We recognized a $3.6 million and a $17.8 million valuation allowance in the three and six months ended September 30, 2022, respectively, against our domestic uncovered net deferred tax assets.

Unrecognized Tax Benefits

We recognize a tax benefit from uncertain tax positions in the financial statements only when it is more likely than not the position will be sustained upon examination by relevant tax authorities. We also recognize interest and penalties related to income tax matters in Income tax expense.

In September 2022, we effectively completed a tax deregistration of a foreign entity that was part of our former Commercial business. We had $0.1 million of unrecognized tax benefits from an uncertain tax position outstanding related to this foreign entity. Further we had a $2.0 million cumulative liability for interest and penalties associated with the uncertain tax position. As a result of the completion of the tax deregistration, we released this $2.1 million of corresponding liability as a component of income taxes from discontinued operations in the second quarter of fiscal 2023.

(17) COMMITMENTS AND CONTINGENCIES

Operating leases
We lease property and equipment under non-cancellable operating leases which, in the aggregate, extend through 2029. Many of these leases contain renewal options and provide for rent escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

For additional information related to leases, see Note 9 Leases.

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of September 30, 2022, we had standby letters of credit of $0.9 million.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of September 30, 2022, we had approximately $25.3 million compared to $39.8 million as of March 31, 2022 in non-cancellable market-based purchase obligations, primarily to secure additional factory capacity for inventory purchases in the next twelve months. The decrease in purchase obligations was primarily due to having received much of the inventory we have ordered for the season. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no related liabilities were recorded as of September 30, 2022.

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

During the second quarter of fiscal 2022, we recorded a $4.7 million loss contingency related to a legal settlement involving a class action lawsuit related to advertisement of our treadmills. The settlement included damages, a one-year free membership to JRNY®, and administrative fees and was included as a component of General and administrative on our Condensed Consolidated Statements of Operations. We paid the settlement damages and related administrative fees during the second fiscal quarter of fiscal 2023.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the “2022 Form 10-K”). All references to the second quarters and six-months ended of fiscal 2023 and fiscal 2022 mean for the three and six-month periods ended September 30, 2022 and 2021, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

Cautionary Notice About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “intend,” “estimate,” “will,” “should,” “could,” and other terms of similar meaning typically identify forward-looking statements. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Forward-looking statements include any statements related to our future business, financial performance or operating results; anticipated fluctuations in net sales due to seasonality; plans and expectations regarding gross and operating margins; plans and expectations regarding research and development expenses and capital expenditures and anticipated results from such expenditures and other investments in our capabilities and resources; anticipated losses from discontinued operations; plans for new product introductions, strategic partnerships and anticipated demand for our new and existing products; and statements regarding our inventory and working capital requirements and the sufficiency of our financial resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including our ability to timely acquire inventory that meets our quality control standards from sole source foreign manufacturers at acceptable costs, changes in consumer fitness trends, changes in the media consumption habits of our target consumers or the effectiveness, availability and price of media time consistent with our cost and audience profile parameters, greater than anticipated costs or delays associated with launch of new products, weaker than expected demand for new or existing products, a continue decline in consumer spending due to unfavorable economic conditions, softness in the retail marketplace or the availability from retailers of heavily discounted competitive products, an adverse change in the availability of credit for our customers who finance their purchases, our ability to pass along vendor raw material price increases and other cost pressures, including increased shipping costs and unfavorable foreign currency exchange rates, tariffs, risks associated with current and potential delays, work stoppages, or supply chain disruptions caused by the coronavirus pandemic, our ability to hire and retain key management personnel, our ability to effectively develop, market and sell future products, the availability and timing of capital for financing our strategic initiatives, including being able to raise capital on favorable terms or at all; changes in the financial markets, including changes in credit markets and interest rates that affect our ability to access those markets on favorable terms, the impact of any future impairments, our ability to protect our intellectual property, the introduction of competing products, and our ability to get foreign-sourced product through customs in a timely manner. Additional assumptions, risks and uncertainties are described in Part I, Item 1A, “Risk Factors,” in our 2022 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or conform them to actual results or to changes in circumstances or expectations.

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

Our results for the three and six-months ended September 30, 2022, are driven by the actions outlined in our North Star strategy. The five strategic pillars of our North Star strategy are: (1) Adopt a consumer first mindset; (2) Scale a differentiated digital offering; (3) Focus investments on core businesses; (4) Evolve supply chain to be a strategic advantage; and (5) Build organizational capabilities to win by unleashing the power of our team. We intend to leverage our many strengths to transform into a company that empowers healthier living through individualized connected fitness experiences. Our transformation will properly leverage our leading brands, products, innovation, distribution and digital assets to build a healthier world, one person at a time.

On September 26, 2022, we announced the launch of our comprehensive review of strategic alternatives to identify opportunities to accelerate our digital transformation under our previously announced North Star plan and enhance shareholder value. That process continues, but we have not set a timetable for the conclusion of the process and there can be no assurance that the review will result in any transaction or other strategic change.

At the center of health and well-being is fitness and the market has so far behaved largely as we expected. The market size more than doubled over the past 2 years, is regulating from its peak with more normal seasonality, and we expect will settle at a “new normal” significantly above pre-pandemic levels (but below the pandemic peak) based on an ongoing evolution in consumers’ workouts and workplace habits. As a result of these changed habits and sentiments, we continue to believe much of the industry growth opportunity will remain at elevated levels relative to pre-pandemic periods. This results in stronger opportunity for our industry and Nautilus.

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

Comparison for the Three-Months Ended September 30, 2022 to the Three-Months Ended September 30, 2021

•Net sales were $65.5 million, compared to $138.0 million, a decline of 52.6% versus last year. Net sales are up 24%, or 7% Compound Annual Growth Rate ("CAGR"), when compared to the same period in fiscal 2020, excluding sales related to the Octane brand, which was sold in October 2020. The sales decline versus last year is driven primarily by the return to pre-pandemic seasonal demand and pre-pandemic sales discounting practices, as our typical sales discounts were largely unnecessary during the pandemic period.

•Net sales of our Direct segment decreased by $13.4 million, or 35.3%, for the three-months ended September 30, 2022, compared to the three-months ended September 30, 2021. Net sales were up 51%, or a 15% CAGR, compared to the same period in fiscal 2020. The net sales decrease compared to last year was primarily driven by the return to pre-pandemic seasonal demand and pre-pandemic sales discounting practices.

•Net sales of our Retail segment decreased by $59.2 million, or 59.8%, for the three-months ended September 30, 2022, compared to the three-months ended September 30, 2021. Net sales were up 11%, or a 3% CAGR, compared to the same period in fiscal 2020, excluding sales related to the Octane brand, which was sold in 2020, The decrease in sales compared to last year was primarily driven by lower cardio sales as retailers work through higher-than-normal inventory levels.

•Royalty income for the three-months ended September 30, 2022 increased by $0.1 million compared to the three-months ended September 30, 2021.

•Gross profit was $11.5 million, compared to $42.1 million last year. Gross profit margins were 17.5% compared to 30.5% last year. The 13.0 ppt decrease in gross margins was primarily due to increased discounting (-4 ppts), unfavorable logistics overhead absorption (-4 ppts), increased investments in JRNY® (-3 ppts), a prior year release of a special warranty reserve (-2 ppts), and an increase in inventory adjustments (-2 ppts), partially offset by improvement in other costs (+2 ppts).

•Operating expenses were $25.8 million compared to $44.0 million last year. The decrease of $18.2 million, or 41.4%, was primarily due to $9.3 million lower media spending, a $4.7 million prior year loss contingency related to a legal settlement, a decrease of $3.0 million due to other cost savings, and a $2.7 million decrease in other variable selling and marketing expenses due to decreased sales, offset by a $1.5 million increase in JRNY® investments. Total advertising expenses were $3.1 million versus $12.4 million last year.

•Operating loss was $14.3 million or a negative 21.8% operating margin, compared to an operating loss of $2.0 million last year, primarily driven by lower gross profit.

•Income tax expense was $0.2 million this year compared to $2.2 million last year. The income tax expense this quarter was primarily a result of a U.S. deferred tax asset valuation allowance in the amount of $3.6 million recorded in the second quarter of fiscal 2023.

•Loss from continuing operations was $15.3 million, or $0.48 per diluted share, compared to $4.6 million, or $0.15 per diluted share, last year.

•Net loss was $13.2 million, or $0.41 per diluted share, compared to net loss of $4.6 million or $0.15 per diluted share, last year.

Comparison for the Six-Months Ended September 30, 2022 to the Six-Months Ended September 30, 2021

•Net sales were $120.3 million, compared to $322.6 million, a decline of 62.7% versus last year. Net sales are up 17%, or 5% CAGR, when compared to the same period in fiscal 2020, excluding sales related to the Octane brand, which was sold in October 2020. The sales decline versus last year is driven primarily by the return to pre-pandemic seasonal demand and pre-pandemic sales discounting practices, as our typical sales discounts were largely unnecessary during the pandemic period.

•Net sales of our Direct segment decreased by $50.3 million, or 49.7%, for the six-months ended September 30, 2022, compared to the six-month period ended September 30, 2021. Net sales were up 38% or a 11% CAGR, compared to the same period in fiscal 2020. The net sales decrease compared to last year is primarily driven by the return to pre-pandemic seasonal demand and pre-pandemic sales discounting practices.

•Net sales of our Retail segment decreased by $152.3 million, or 69.3%, for the six-months ended September 30, 2022, compared to the six-month period ended September 30, 2021. Net sales were up 5%, or a 2% CAGR, compared to the same period in fiscal 2020, excluding sales related to the Octane brand, which was sold in 2020. The net sales decrease compared to last year is primarily driven by lower cardio sales and higher sales discounting as retailers work through higher-than-normal inventory levels.

•Royalty income for the six-months ended September 30, 2022 increased by $0.3 million compared to the six-month period ended September 30, 2021.

•Gross profit was $18.4 million, compared to $97.6 million last year. Gross profit margins were 15.3% compared to 30.3% last year. The 15.0 ppt decrease in gross margins was primarily due to increased discounting (-7 ppts), unfavorable logistics overhead absorption (-6 ppts), increased investments in JRNY® (-3 ppts), an increase in inventory adjustments (-2 ppts), partially offset by improvements in other costs (+3 ppts).

•Operating expenses were $83.9 million compared to $81.6 million last year. The increase of $2.3 million, or 2.8%, was primarily due to a goodwill and intangible impairment charge of $27.0 million and a $5.0 million increase in JRNY® investments, offset by a $15.2 million decrease in media spending, a $5.2 million decrease in other variable selling and marketing expenses due to decreased sales, a decrease of $4.6 million due to savings in other operating expenses, and a $4.7 million prior year loss contingency for a legal settlement. Total advertising expenses were $8.8 million versus $24.0 million last year.

•Operating loss was $65.5 million or a negative 54.5% operating margin, compared to operating income of $15.9 million last year, primarily driven by a goodwill and intangible impairment charge of $27.0 million and lower gross profit associated with lower sales demand during the period.

•Income tax expense was $8.3 million this year compared to $5.7 million last year. The income tax expense in the current year was primarily a result of a U.S. deferred tax asset valuation allowance in the amount of $17.8 million recorded against our domestic uncovered net deferred tax assets to reduce our deferred tax assets to an anticipated realizable value.

•Loss from continuing operations was $75.5 million, or $2.40 per diluted share, compared to income of $9.4 million, or $0.29 per diluted share, last year.

•Net loss was $73.4 million, or $2.33 per diluted share, compared to net income of $9.3 million or $0.29 per diluted share, last year.

North Star Strategy Update

JRNY® Digital Platform

•Nautilus continues to enhance the JRNY® platform through many unique features including the expansion of differentiated visual connected-fitness experiences for JRNY® Members.

•As of September 30, 2022, members of JRNY®, Nautilus’ personalized connected fitness platform, reached 396,000,representing approximately 116% growth versus the same quarter last year. Of these members, 142,000 were Subscribers, representing approximately 258% growth over the same period. We define JRNY® Members as all individuals who have a JRNY® account and/or subscription, which includes Subscribers, their respective associated users, and users who consume free content. We define Subscribers as a person or household who paid for a Subscription, are in a trial, or have requested a "pause"' to their subscriptions for up to three months.

•Additionally, we made great strides over the last two years, expanding the number of products featuring JRNY® connectivity. In fiscal 2022, approximately 80% of total units sold were JRNY® compatible, compared to only 22% in the pre-pandemic fiscal 2020. The trend of approximately 80% of total units sold being JRNY® compatible continued in the first two quarters of fiscal 2023.

•In the last two months, we’ve expanded our cardio offerings to include the Bowflex® BXT8J treadmill, along with the Schwinn® 190 upright bike and 290 recumbent bike. Prioritizing quality and compelling features at an affordable price point, all three products offer high-performance cardio combined with digital connectivity to the JRNY® adaptive fitness platform, paired via a user’s device.

•Nautilus' integration of VAY's motion-tracking capabilities into JRNY® will further advance and accelerate personalized strength workout options, including the addition of rep counting and form coaching for SelectTech® users, which we believe will drive JRNY® membership growth during the back-half of fiscal 2023.

Key Trends and Drivers of Performance

The following forward-looking statements reflect our full fiscal year 2023 expectations as of November 9, 2022, and are subject to risks and uncertainties.

Second Half and Fiscal 2023

•Given the impact of elevated inventory levels at our retail partners, we expect the second half of fiscal 2023 to represent approximately 65% of full year sales, slightly higher than pre-pandemic second half seasonality of approximately 60%.

•Gross margins for the second half of the year are expected to be in the range of 24% to 27%. Sequential improvements in gross margin are expected to be driven by lower in-bound freight, the elimination of detention and demurrage fees, and the reduction in our logistics facilities footprint. The company closed one of its distribution centers at lease expiration in October of 2022 and will not be renewing the leases of some storage locations.

•We continue to expect JRNY® members to exceed 500,000 at March 31, 2023.

•We expect inventory levels to continue to decrease over the next six months.

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
•Costs relating to the addition of a new distribution facility in Southern California prior to the anticipated exit from our Portland distribution facility.
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

Discontinued Operations

Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation as of December 31, 2012. Although there was no revenue related to the former Commercial business in the fiscal 2022 or year-to-date fiscal 2023 periods, we continued to incur product liability and other legal expenses associated with product previously sold into the Commercial channel.

In the second quarter of fiscal 2023, we completed the tax deregistration of a foreign entity which was part of the discontinued operations. As a result, the previously unrecognized tax benefit and associated accrued interest and penalties in the amount of $2.1 million was released and recorded as a component of income taxes from discontinued operations in the quarter.

RESULTS OF OPERATIONS
Results of operations information was as follows (in thousands):

	Three-Months Ended September 30,		Change
	2022	2021	$	%
Net sales	$65,458	$137,959	$(72,501)	(52.6)%
Cost of sales	54,000	95,906	(41,906)	(43.7)%
Gross profit	11,458	42,053	(30,595)	(72.8)%
Operating expenses:
Selling and marketing	9,400	21,939	(12,539)	(57.2)%
General and administrative	10,995	16,376	(5,381)	(32.9)%
Research and development	5,405	5,688	(283)	(5.0)%
Total operating expenses	25,800	44,003	(18,203)	(41.4)%
Operating loss	(14,342)	(1,950)	(12,392)	635.5%
Other expense:
Interest income	4	12	(8)
Interest expense	(595)	(481)	(114)
Other, net	(224)	94	(318)
Total other expense, net	(815)	(375)	(440)
Loss from continuing operations before income taxes	(15,157)	(2,325)	(12,832)
Income tax expense	156	2,242	(2,086)
Loss from continuing operations	(15,313)	(4,567)	(10,746)
Income (loss) from discontinued operations, net of taxes	2,110	(35)	2,145
Net loss	$(13,203)	$(4,602)	$(8,601)

	Six-Months Ended September 30,		Change
	2022	2021	$	%
Net sales	$120,275	$322,552	$(202,277)	(62.7)%
Cost of sales	101,859	224,994	(123,135)	(54.7)%
Gross profit	18,416	97,558	(79,142)	(81.1)%
Operating expenses:
Selling and marketing	22,290	43,239	(20,949)	(48.4)%
General and administrative	23,458	27,899	(4,441)	(15.9)%
Research and development	11,229	10,503	726	6.9%
Goodwill and intangible impairment charge	26,965	—	26,965	NM
Total operating expenses	83,942	81,641	2,301	2.8%
Operating (loss) income	(65,526)	15,917	(81,443)	(511.7)%
Other expense:
Interest income	5	33	(28)
Interest expense	(971)	(795)	(176)
Other, net	(739)	(26)	(713)
Total other expense, net	(1,705)	(788)	(917)
(Loss) income from continuing operations before income taxes	(67,231)	15,129	(82,360)
Income tax expense	8,251	5,680	2,571
(Loss) income from continuing operations	(75,482)	9,449	(84,931)
Income (loss) from discontinued operations, net of taxes	2,102	(167)	2,269
Net (loss) income	$(73,380)	$9,282	$(82,662)
NM = Not meaningful

Results of operations information by segment and major product lines was as follows (dollars in thousands):

	Three-Months Ended September 30,		Change
	2022	2021	$	%
Net sales:
Direct net sales:
Cardio products(1)	$16,493	$22,406	$(5,913)	(26.4)%
Strength products(2)	7,987	15,447	(7,460)	(48.3)%
Direct	24,480	37,853	(13,373)	(35.3)%

Retail net sales:
Cardio products(1)	$14,554	$58,848	$(44,294)	(75.3)%
Strength products(2)	25,351	40,305	(14,954)	(37.1)%
Retail	39,905	99,153	(59,248)	(59.8)%

Royalty	1,073	953	120	12.6%
	$65,458	$137,959	$(72,501)	(52.6)%

Cost of sales:
Direct	$21,379	$23,877	$(2,498)	(10.5)%
Retail	32,621	72,029	(39,408)	(54.7)%
	$54,000	$95,906	$(41,906)	(43.7)%

Gross profit:
Direct	$3,101	$13,976	$(10,875)	(77.8)%
Retail	7,284	27,124	(19,840)	(73.1)%
Royalty	1,073	953	120	12.6%
	$11,458	$42,053	$(30,595)	(72.8)%
Gross profit margin:
Direct	12.7%	36.9%	(24)	ppts
Retail	18.3%	27.4%	(9)	ppts

Contribution:
Direct	$(7,887)	$(1,835)	$(6,052)	329.8%
Retail	966	18,741	(17,775)	(94.8)%

Contribution rate:
Direct	(32.2)%	(4.8)%	(27)	ppts
Retail	2.4%	18.9%	(17)	ppts

(1) Cardio products include: connected-fitness bikes, the Bowflex® C6, VeloCore®, Schwinn® IC4, Max Trainer®, connected-fitness treadmills, other exercise bikes, ellipticals and subscription services.
(2) Strength products include: Bowflex® Home Gyms, Bowflex® SelectTech® dumbbells, kettlebell and barbell weights, and accessories.

	Six-Months Ended September 30,		Change
	2022	2021	$	%
Net sales:
Direct net sales:
Cardio products(1)	$33,626	$53,836	$(20,210)	(37.5)%
Strength products(2)	17,331	47,413	(30,082)	(63.4)%
Direct	50,957	101,249	(50,292)	(49.7)%

Retail net sales:
Cardio products(1)	$26,397	$148,772	$(122,375)	(82.3)%
Strength products(2)	40,951	70,865	(29,914)	(42.2)%
Retail	67,348	219,637	(152,289)	(69.3)%

Royalty	1,970	1,666	304	18.2%
	$120,275	$322,552	$(202,277)	(62.7)%

Cost of sales:
Direct	$43,293	$62,759	$(19,466)	(31.0)%
Retail	58,566	162,235	(103,669)	(63.9)%
	$101,859	$224,994	$(123,135)	(54.7)%

Gross profit:
Direct	$7,665	$38,490	$(30,825)	(80.1)%
Retail	8,781	57,402	(48,621)	(84.7)%
Royalty	1,970	1,666	304	18.2%
	$18,416	$97,558	$(79,142)	(81.1)%
Gross profit margin:
Direct	15.0%	38.0%	(23)	ppts
Retail	13.0%	26.1%	(13)	ppts

Contribution:
Direct	$(17,780)	$4,924	$(22,704)	(461.1)%
Retail	(4,442)	40,831	(45,273)	(110.9)%

Contribution rate:
Direct	(34.9)%	4.9%	(40)	ppts
Retail	(6.6)%	18.6%	(25)	ppts

(1) Cardio products include: connected-fitness bikes, the Bowflex® C6, VeloCore®, Schwinn® IC4, Max Trainer®, connected-fitness treadmills, other exercise bikes, ellipticals and subscription services.
(2) Strength products include: Bowflex® Home Gyms, Bowflex® SelectTech® dumbbells, kettlebell and barbell weights, and accessories.

Sales and Gross Profit

Direct Segment

Comparison of Segment Results for the Three-Month Period Ended September 30, 2022 to the Three-Month Period Ended September 30, 2021

Net sales were $24.5 million for the three-month period ended September 30, 2022, compared to $37.9 million, a decline of 35.3%, versus the same period in 2021, and up 51.1% compared to the same period in fiscal 2020. Net sales decrease was primarily driven by the return to pre-pandemic seasonal demand and pre-pandemic sales discounting practices.

Cardio sales declined 26.4% versus the same period in 2021, and were up 32.7% compared to the same period in fiscal 2020. Lower cardio sales this quarter were primarily driven by lower bike demand. Strength product sales declined 48.3% versus the same period in 2021, and increased 112.1% compared to the same period in fiscal 2020. Lower strength sales this quarter were primarily driven by lower demand for SelectTech® weights.

The Direct segment ended the quarter with $0.3 million of backlog as of September 30, 2022. This amount represents unfulfilled consumer orders net of current promotional programs and sales discounts.

Gross profit margin was 12.7% for the three-month period ended September 30, 2022 versus 36.9% for the same period in 2021. The 24.2 ppt decrease in gross margin was primarily driven by: increased discounting (-7 ppts), increased investments in JRNY® (-5 ppts), a prior year release of a special warranty reserve (-4 ppts), unfavorable logistics overhead absorption (-4 ppts), and increase in other costs (-4 ppts). Gross profit was $3.1 million, a decrease of 77.8% versus the same period in 2021.

Segment contribution loss was $7.9 million for the three-month period ended September 30, 2022, compared to segment contribution loss of $1.8 million for the same period in 2021. The decline was primarily driven by lower gross profit, as explained above, offset by decreased media spend. Advertising expenses were $2.6 million compared to $6.8 million for the same period in 2021.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the second quarter of 2022 were 50.8%, compared to 56.1% for the same period in 2021. The decrease in approvals reflects higher credit quality applications.

Retail Segment

Comparison of Segment Results for the Three-Month Period Ended September 30, 2022 to the Three-Month Period Ended September 30, 2021

Net sales for the three-month period ended September 30, 2022 were $39.9 million, down 59.8%, from $99.2 million for the same period in 2021. Net sales were up 10.6% compared to the same period in fiscal 2020, excluding sales related to the Octane brand. Retail segment sales outside the United States and Canada were down 80.0% versus last year. The net sales decrease compared to last year is primarily driven by lower cardio sales as retailers work through higher than normal inventory levels.

Cardio sales for the three-month period ended September 30, 2022 decreased by 75.3%. Excluding sales related to Octane, cardio sales were down 45.7% compared to the same period in fiscal 2020. Lower sales this quarter were primarily driven by lower bike demand. Strength product sales declined by 37.1% versus last year. Lower sales this quarter were primarily driven by lower demand for SelectTech® weights. Strength sales were up 172.2% compared to the same period in fiscal 2020, led by the popular SelectTech® weights. Lower sales this quarter were primarily driven by lower demand for SelectTech® weights.

As of September 30, 2022, the Retail segment's backlog totaled $32.6 million. This amount represents customer orders for future shipments and are net of contractual rebates and consideration payable to applicable Retail customers.

Gross profit margins were 18.3% for the three-month period ended September 30, 2022, down from 27.4% for the same period in 2021. The 9.1 ppt decrease in gross margin was primarily due to increase in inventory adjustments (-4 ppts), increased discounting (-3 ppts), and unfavorable logistics overhead absorption (-3 ppts), partially offset by improvement in other costs (+1 ppt). Gross profit was $7.3 million, a decrease of 73.1% versus the same period in 2021.

Segment contribution loss for the three-month period ended September 30, 2022 was $1.0 million, or 2.4% of sales, compared to segment contribution income of $18.7 million, or 18.9% of sales for the same period in 2021, primarily driven by lower gross profit as explained above.

Royalty

Royalty income increased by $0.1 million, or 12.6%, to $1.1 million for the three-month period ended September 30, 2022, compared to the same period of 2021, primarily due to royalty settlements.

Sales and Gross Profit

Direct Segment

Comparison of Segment Results for the Six-Month Period Ended September 30, 2022 to the Six-Month Period Ended September 30, 2021

Net sales were $51.0 million for the six-month period ended September 30, 2022, compared to $101.2 million, a decline of 49.7% versus the same period in 2021, and up 37.6% compared to the same period in fiscal 2020. The net sales decrease compared to last year was primarily driven by the return to pre-pandemic seasonal demand and pre-pandemic sales discounting practices.

Cardio sales declined 37.5% versus the same period in 2021, and were up 17.9% compared to the same period in fiscal 2020. Lower cardio sales were primarily driven by lower bike demand. Strength product sales declined 63.4% versus the same period in 2021, and increased 103.5% compared to the same period in fiscal 2020. Lower strength sales this year were primarily driven by lower demand for SelectTech® weights.

Gross profit margin was 15.0% for the six-month period ended September 30, 2022 versus 38.0% for the same period in 2021. The 23.0 ppt decrease in gross margin was primarily due to increased discounting (-8 ppts), increased investments in JRNY® (-6 ppts), unfavorable logistics overhead absorption (-6 ppts), a prior year release of a special warranty reserve (-2 ppts) and increased inventory reserves (-1 ppt). Gross profit was $7.7 million, down 80.1% versus the same period in 2021.

Segment contribution loss was $17.8 million for the six-month period ended September 30, 2022, compared to segment contribution income of $4.9 million for the same period in 2021. The decline was primarily driven by lower gross profit, as explained above, offset by decreased media spend. Advertising expenses were $7.8 million compared to $14.8 million for the same period in 2021.

Retail Segment

Comparison of Segment Results for the Six-Month Period Ended September 30, 2022 to the Six-Month Period Ended September 30, 2021

Net sales for the six-month period ended September 30, 2022 were $67.3 million, down 69.3%, from $219.6 million for the same period in 2021. Excluding sales related to Octane, net sales were up 5% compared to the same period in fiscal 2020. Retail segment sales outside the United States and Canada were down 81.7% versus last year. The decrease in sales compared to last year is primarily driven by lower cardio sales and higher sales discounting as retailers work through higher than normal inventory levels.

Cardio sales for the six-month period ended September 30, 2022 decreased by 82.3%. Excluding sales related to Octane, cardio sales were down 39.2% compared to the same period in fiscal 2020. Lower sales this year were primarily driven by lower bike demand. Strength product sales declined by 42.2% versus last year. Lower sales this year were primarily driven by lower demand for SelectTech® weights. Strength sales were up 97.6% compared to the same period in fiscal 2020, led by the popular SelectTech® weights.

Gross profit margins were 13.0% for the six-month period ended September 30, 2022, down from 26.1% for the same period in 2021. The 13.1 ppt decrease in gross margin was primarily due to increased discounting (-6 ppts), unfavorable logistics overhead absorption (-6 ppts) and increase in inventory adjustments (-3 ppts), partially offset by improvement in other costs (+2 ppts). Gross profit was $8.8 million, a decrease of 84.7% versus the same period in 2021.

Segment contribution loss for the six-month period ended September 30, 2022 was $4.4 million, or 6.6% of sales, compared to segment contribution income of $40.8 million, or 18.6% of sales for the same period in 2021, primarily driven by lower gross profit as explained above.

Royalty

Royalty income increased by $0.3 million, or 18.2%, to $2.0 million for the six-month period ended September 30, 2022, compared to the same period of 2021, primarily due to royalty settlements.

Selling and Marketing

Selling and marketing expenses include payroll, employee benefits, and other headcount-related expenses associated with sales and marketing personnel, and the costs of media advertising, promotions, trade shows, seminars, sales incentives related to our JRNY® platform and other programs.

Selling and marketing information was as follows (dollars in thousands):

	Three-Months Ended September 30,		Change
	2022	2021	$	%
Selling and marketing	$9,400	$21,939	$(12,539)	(57.2)%
As % of net sales	14.4%	15.9%

	Six-Months Ended September 30,		Change
	2022	2021	$	%
Selling and marketing	$22,290	$43,239	$(20,949)	(48.4)%
As % of net sales	18.5%	13.4%

The decrease in selling and marketing expenses for the three-month period ended September 30, 2022 compared to the same period of 2021 was primarily related to a decrease of $9.3 million in media spend and a decrease of $2.7 million in other variable selling and marketing expenses due to decreased sales.

The decrease in selling and marketing expenses for the six-month period ended September 30, 2022 compared to the same period of 2021 was primarily due to a $15.2 million decrease in media spend and a $5.2 million decrease in other variable selling and marketing expenses due to decreased sales. We expect variable selling and marketing expenses to continue to fluctuate with sales.

Media advertising expense is the largest component of selling and marketing and was as follows (dollars in thousands):

	Three-Months Ended September 30,		Change
	2022	2021	$	%
Total advertising	$3,103	$12,439	$(9,336)	(75.1)%

	Six-Months Ended September 30,		Change
	2022	2021	$	%
Total advertising	$8,815	$24,041	$(15,226)	(63.3)%
The $9.3 million decrease in media advertising expense for the three-month period ended September 30, 2022, as compared to the same period of 2021 reflects a return to more historical, pre-pandemic levels of advertising support to preserve market share and control costs. Advertising as a percentage of selling and marketing for the three-month period ended September 30, 2022 was 33.0% as compared to 56.7% for the same quarter last year and 35.6% for the same period in fiscal 2020.

The $15.2 million decrease in media advertising expense for the six-month period ended September 30, 2022, as compared to the same period of 2021 reflects a return to more historical, pre-pandemic levels of advertising support to preserve market share and control costs. Advertising as a percentage of selling and marketing for the six-month period ended September 30, 2022 was 39.5% as compared to 55.6% for the same quarter last year and 37.1% for the same period in fiscal 2020.

General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, and other administrative fees.

General and administrative was as follows (dollars in thousands):

	Three-Months Ended September 30,		Change
	2022	2021	$	%
General and administrative	$10,995	$16,376	$(5,381)	(32.9)%
As % of net sales	16.8%	11.9%

	Six-Months Ended September 30,		Change
	2022	2021	$	%
General and administrative	$23,458	$27,899	$(4,441)	(15.9)%
As % of net sales	19.5%	8.6%

The decrease in general and administrative expenses for the three-month period ended September 30, 2022 compared to the same period of 2021 was primarily due to a $4.7 million prior year loss contingency related to a legal settlement.

The decrease in general and administrative expenses for the six-month period ended September 30, 2022 compared to the same period of 2021 was primarily due to a $4.7 million prior year loss contingency related to a legal settlement and a $1.1 million decrease in legal expenses, offset by an increase of $2.6 million of JRNY® related expenses.

Research and Development
Research and development expenses include payroll, employee benefits, other headcount-related expenses and information technology associated with product development.

Research and development was as follows (dollars in thousands):

	Three-Months Ended September 30,		Change
	2022	2021	$	%
Research and development	$5,405	$5,688	$(283)	(5.0)%
As % of net sales	8.3%	4.1%

	Six-Months Ended September 30,		Change
	2022	2021	$	%
Research and development	$11,229	$10,503	$726	6.9%
As % of net sales	9.3%	3.3%

The research and development expenses for the three-month period ended September 30, 2022, as compared to the same period of 2021, were relatively flat and represented a higher percentage of sales this quarter due to timing of technical projects and increased investments in JRNY®, our digital platform.

The increase in research and development expenses for the six-month period ended September 30, 2022 as compared to the same period in 2021 was driven primarily by increased investments in JRNY®, our digital platform.

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

In accordance with ASC 360 — Property, Plant, and Equipment and other long-lived assets, we perform a test for recoverability when triggering events occur. No impairment was recognized in the quarter ended September 30, 2022.

For additional information related to our goodwill and intangible impairment charge, see Note 8.

Operating (Loss) Income
Operating loss for the three-months ended September 30, 2022 was $14.3 million, an increase of $12.4 million, or 635.5%, as compared to an operating loss of $2.0 million for the same period of 2021. The decrease was primarily driven by lower gross profit associated with lower sales and lower gross margins during the period.

Operating loss for the six-month period ended September 30, 2022 was $65.5 million, an increase of $81.4 million, or 511.7%, as compared to operating income of $15.9 million for the same period of 2021. The decrease was primarily driven by a goodwill and intangible impairment charge of $27.0 million and lower gross profit associated with lower sales and lower gross margins during the period.

Other, Net
Other, net relates to the effect of exchange rate fluctuations with the U.S. and our foreign subsidiaries.

Income Tax Expense
Income tax expense includes U.S. and international income taxes, and interest and penalties on uncertain tax positions.

Income tax expense was as follows (in thousands):

	Three-Months Ended September 30,		Change
	2022	2021	$	%
Income tax expense	$156	$2,242	$(2,086)	(93.0)%
Effective tax rate	(1.0)%	(96.4)%

	Six-Months Ended September 30,		Change
	2022	2021	$	%
Income tax expense	$8,251	$5,680	$2,571	45.3%
Effective tax rate	(12.3)%	37.5%

Income tax expense for the three-months ended September 30, 2022 was primarily a result of the profit generated in the foreign jurisdictions. Income tax expense for the three and six-month periods ended September 30, 2022 included the recording of a U.S. deferred tax asset valuation allowance in the amount of $3.6 million and $17.8 million, respectively.

The effective tax rates from continuing operations for the three and six-month period ended September 30, 2022 were primarily as a result of the aforementioned U.S deferred tax asset valuation allowance to reduce the existing U.S. domestic deferred tax assets to their anticipated realizable value.

Income tax expenses and effective tax rates for the three and six-months ended September 30, 2021 were primarily due to the non-deductible GAAP book expenses that are not allowed for income tax purposes. Such expenses were incurred as a result of our acquisition of VAY AG, consequently increasing the effective tax rate for the period.

(Loss) Income from Continuing Operations
Loss from continuing operations was $15.3 million for the three-months ended September 30, 2022, or $0.48 per diluted share, compared to loss from continuing operations of $4.6 million, or $0.15 per diluted share, for the three-months ended September 30, 2021. The increase in loss from continuing operations was primarily due to lower gross profit and higher operating expenses as a percentage of sales as discussed in more detail above.

Loss from continuing operations was $75.5 million for the six-month period ended September 30, 2022, or $2.40 per diluted share, compared to income from continuing operations of $9.4 million, or $0.29 per diluted share, for the six-months ended September 30, 2021. The decrease in income from continuing operations was primarily due to lower gross profit and higher operating expenses as discussed in more detail above.

Net (Loss) Income
Net loss was $13.2 million for the three-months ended September 30, 2022, compared to net loss of $4.6 million for the three-months ended September 30, 2021. Net loss per diluted share was $0.41 for the three-months ended September 30, 2022, compared to net loss per diluted share of $0.15 for the three-months ended September 30, 2021.

Net loss was $73.4 million for the six-month period ended September 30, 2022, compared to net income of $9.3 million for the six-months ended September 30, 2021. Net loss per diluted share was $2.33 for the six-month period ended September 30, 2022, compared to net income per diluted share of $0.29 for the six-months ended September 30, 2021.

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

As of September 30, 2022, we had $6.8 million of cash, cash equivalents and restricted cash, and $22.2 million was available for borrowing under the ABL Revolving Facility, compared to $14.2 million of cash, cash equivalents and restricted cash, and $65.8 million available for borrowing under the ABL Revolving Facility as of March 31, 2022. We expect our cash, cash equivalents, restricted cash and amounts available for borrowing under our Credit Facility as of September 30, 2022, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least twelve months from September 30, 2022.

Cash used in operating activities was $9.6 million for the six-month period ended September 30, 2022, compared to cash used in operating activities of $56.8 million for the six-month period ended September 30, 2021. The improvement in cash flows from operating activities for the six-month period ended September 30, 2022 as compared to the same period of 2021 was primarily due to changes in our operating assets and liabilities discussed below, offset by a decrease in non-cash charges and net income.

Trade receivables decreased to $33.7 million as of September 30, 2022, compared to $61.5 million as of March 31, 2022, primarily due to lower sales and the timing of customer payments.

Inventory was $99.2 million as of September 30, 2022, down 11% compared to $111.2 million as of March 31, 2022 and down 39% compared to $162.7 million as of September 30, 2021. The decrease in inventory was driven by sell-through and strong inventory management as we continued to right-size inventory levels. About 11% of inventory as of September 30, 2022 was in-transit.

Prepaid and other current assets decreased by $4.4 million to $10.1 million, compared to $14.5 million as of March 31, 2022, primarily due to a $1.4 million pre-payment redemption from a materials vendor and a $1.2 million deferred compensation amortization decrease.

Trade payables decreased by $16.6 million to $36.5 million as of September 30, 2022, compared to $53.2 million as of March 31, 2022, primarily due to timing of payments for inventory.

Accrued liabilities decreased by $9.4 million to $20.0 million as of September 30, 2022, compared to $29.4 million as of March 31, 2022, primarily due to a $4.2 million legal settlement payment and decreases in accrued off-site materials of $3.0 million.

Cash used in investing activities of $7.5 million for the six-month period ended September 30, 2022 was primarily due to capital purchases related to our digital platform. We anticipate spending between $12.0 million and $14.0 million in fiscal 2023 for digital platform enhancements, systems integration, and production tooling.

Cash provided by financing activities of $16.5 million for the six-month period ended September 30, 2022 was primarily related to proceeds from long-term debt offset by payments on long-term debt.

Financing Arrangements

On October 29, 2021, we amended our Credit Agreement dated January 31, 2020 (the "Credit Agreement"), with Wells Fargo Bank, National Association and lenders from time to time party thereto ("the Lenders”). The Lenders agreed, among other things, to make available to us an asset-based revolving loan facility, subject to a borrowing base (the “ABL Revolving Facility”), and a term loan facility (the “Term Loan Facility” and together with the ABL Revolving Facility, the “Credit Facility”). The aggregate principal amount available under the ABL Revolving Facility is $100.0 million (the “Revolver”), subject to a borrowing base. The unamortized balance on the Term Loan Facility was $11.5 million. The Credit Facility matures on October 29, 2026 and repayment obligations under the Credit Agreement is secured by substantially all of our assets, with principal and interest amounts required to be paid as scheduled.

As of September 30, 2022, outstanding borrowings totaled $47.3 million, with $9.2 million and $38.1 million under our Term Loan Facility and Revolver, respectively. As of September 30, 2022, we were in compliance with the financial covenants of the Credit Agreement and $22.2 million was available for borrowing under the ABL Revolving Facility.

Interest on the Revolver will accrue at the Secured Overnight Financing Rate ("SOFR") plus a margin of 1.86% to 2.36% (based on average quarterly availability) and interest on the Term Loan Facility will accrue at SOFR plus 4.61%. As of September 30, 2022, our interest rate was 4.86% for the Revolver and 7.61% for the Term Loan Facility.

The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with ASC 470, Debt.

Off-Balance Sheet Arrangements
We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of September 30, 2022, we had approximately $25.3 million, compared to $39.8 million as of March 31, 2022 in non-cancellable market-based purchase obligations, primarily to secure additional factory capacity for inventory purchases in the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses. The decrease in purchase obligations was primarily due to seasonality.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no liabilities were recorded at September 30, 2022.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three-months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 27, 2022, the Court approved the settlement and no appeals were filed. We paid the settlement damages and related administrative fees during the second fiscal quarter of fiscal 2023.

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

10.1
Amendment to Nautilus, Inc. Amended and Restated 2015 Long-Term Incentive Plan - Incorporated by reference to Exhibit 4.6 of our Registration Statement on Form S-8, as filed with the Commission on August 22, 2022.

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

NAUTILUS, INC.
(Registrant)

November 9, 2022	By:	/S/ James Barr IV
Date		James Barr IV
Chief Executive Officer

NAUTILUS, INC.
(Registrant)

November 9, 2022	By:	/S/ Aina E. Konold
Date		Aina E. Konold
Chief Financial Officer