Form 10-Q
period 2022-12-31
NAUTILUS, INC.
filed 2023-02-09
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  [x]
The number of shares outstanding of the registrant's common stock as of February 3, 2023 was 31,832,464 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of
	December 31, 2022	March 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$15,532	$12,872
Restricted cash	947	1,339
Trade receivables, net of allowances of $603 and $598	42,670	61,454
Inventories	77,315	111,190
Prepaids and other current assets	12,987	14,546
Other current assets - restricted, current	3,887	3,887
Income taxes receivable	1,710	1,998
Total current assets	155,048	207,286
Property, plant and equipment, net	34,144	32,129
Operating lease right-of-use assets	20,033	23,620
Goodwill	—	24,510
Other intangible assets, net	6,802	9,304
Deferred income tax assets, non-current	768	8,760
Income taxes receivable, non-current	5,673	5,673
Other assets	2,625	2,763
Total assets	$225,093	$314,045
Liabilities and Shareholders' Equity
Trade payables	$34,966	$53,165
Accrued liabilities	17,396	29,386
Operating lease liabilities, current portion	4,148	4,494
Financing lease liabilities, current portion	121	119
Warranty obligations, current portion	3,280	4,968
Income taxes payable, current portion	86	839
Debt payable, current portion, net of unamortized debt issuance costs of $476 and $57	1,556	2,243
Total current liabilities	61,553	95,214
Operating lease liabilities, non-current	17,504	20,926
Financing lease liabilities, non-current	311	395
Warranty obligations, non-current	512	1,248
Income taxes payable, non-current	2,411	4,029
Deferred income tax liabilities, non-current	321	—
Other non-current liabilities	1,374	1,071
Debt payable, non-current, net of unamortized debt issuance costs of $1,349 and $204	58,114	27,113
Total liabilities	142,100	149,996
Commitments and contingencies (Note 17)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 31,832 and 31,268 shares issued and outstanding	11,046	6,483
Retained earnings	73,631	158,093
Accumulated other comprehensive loss	(1,684)	(527)
Total shareholders' equity	82,993	164,049
Total liabilities and shareholders' equity	$225,093	$314,045
See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2022	2021	2022	2021
Net sales	$98,079	$147,258	$218,354	$469,810
Cost of sales	75,219	117,342	177,078	342,336
Gross profit	22,860	29,916	41,276	127,474
Operating expenses:
Selling and marketing	17,203	32,395	39,493	75,634
General and administrative	10,859	11,456	34,317	39,355
Research and development	5,086	5,379	16,315	15,882
Goodwill and intangible impairment charge	—	—	26,965	—
Total operating expenses	33,148	49,230	117,090	130,871
Operating loss	(10,288)	(19,314)	(75,814)	(3,397)
Other expense:
Interest income	1	1	6	34
Interest expense	(1,187)	(354)	(2,158)	(1,149)
Other, net	715	(789)	(23)	(815)
Total other expense, net	(471)	(1,142)	(2,175)	(1,930)
Loss from continuing operations before income taxes	(10,759)	(20,456)	(77,989)	(5,327)
Income tax expense (benefit)	322	(7,001)	8,573	(1,321)
Loss from continuing operations	(11,081)	(13,455)	(86,562)	(4,006)
Discontinued operations:
Loss from discontinued operations before income taxes	(2)	(118)	(34)	(195)
Income tax (benefit) expense of discontinued operations	(1)	(74)	(2,135)	16
(Loss) income from discontinued operations	(1)	(44)	2,101	(211)
Net loss	$(11,082)	$(13,499)	$(84,461)	$(4,217)

Basic loss per share from continuing operations	$(0.35)	$(0.43)	$(2.75)	$(0.13)
Basic income (loss) per share from discontinued operations	—	—	0.07	(0.01)
Basic net loss per share	$(0.35)	$(0.43)	$(2.68)	$(0.14)

Diluted loss per share from continuing operations	$(0.35)	$(0.43)	$(2.75)	$(0.13)
Diluted income (loss) per share from discontinued operations	—	—	0.07	(0.01)
Diluted net loss per share	$(0.35)	$(0.43)	$(2.68)	$(0.14)

Shares used in per share calculations:
Basic	31,514	31,199	31,502	30,955
Diluted	31,514	31,199	31,502	30,955
See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in thousands)

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2022	2021	2022	2021
Net loss	$(11,082)	$(13,499)	$(84,461)	$(4,217)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of income tax expense of $—, $7, $— and $—	—	—	—	(4)
Foreign currency translation, net of income tax (expense) benefit of $29, $(2), $(56) and $(10)	923	(148)	(1,157)	(342)
Other comprehensive income (loss)	923	(148)	(1,157)	(346)
Comprehensive loss	$(10,159)	$(13,647)	$(85,618)	$(4,563)

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2022	31,268	$6,483	$158,093	$(527)	$164,049
Net loss	—	—	(60,177)	—	(60,177)
Foreign currency translation adjustment, net of income tax expense of $29	—	—	—	(859)	(859)
Stock-based compensation expense	—	1,979	—	—	1,979
Common stock issued under equity compensation plan, net of shares withheld for tax payments	205	(270)	—	—	(270)
Common stock issued under employee stock purchase plan	—	125	—	—	125
Balance, June 30, 2022	31,473	8,317	97,916	(1,386)	104,847
Net loss	—	—	(13,203)	—	(13,203)
Foreign currency translation adjustment, net of income tax expense of $56	—	—	—	(1,221)	(1,221)
Stock-based compensation expense	—	1,367	—	—	1,367
Common stock issued under equity compensation plan, net of shares withheld for tax payments	241	(171)	—	—	(171)
Balance, September 30, 2022	31,714	9,513	84,713	(2,607)	91,619
Net loss	—	—	(11,082)	—	(11,082)
Foreign currency translation adjustment, net of income tax benefit of $29	—	—	—	923	923
Stock-based compensation expense	—	1,495	—	—	1,495
Common stock issued under equity compensation plan, net of shares withheld for tax payments	118	(50)	—	—	(50)
Common stock issued under employee stock purchase plan	—	88	—	—	88
Balance, December 31, 2022	31,832	$11,046	$73,631	$(1,684)	$82,993

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2021	30,576	$2,176	$180,524	$(155)	$182,545
Net income	—	—	13,884	—	13,884
Foreign currency translation adjustment, net of income tax benefit of $13	—	—	—	217	217
Stock-based compensation expense	—	1,225	—	—	1,225
Common stock issued under equity compensation plan, net of shares withheld for tax payments	201	(1,259)	—	—	(1,259)
Common stock issued under employee stock purchase plan	17	269	—	—	269
Balance, June 30, 2021	30,794	2,411	194,408	62	196,881
Net loss	—	—	(4,602)	—	(4,602)
Unrealized loss on marketable securities, net of income tax expense of $7	—	—	—	(4)	(4)
Foreign currency translation adjustment, net of income tax expense of $21	—	—	—	(411)	(411)
Stock-based compensation expense	—	1,540	—	—	1,540
Common stock issued under equity compensation plan, net of shares withheld for tax payments	365	(893)	—	—	(893)
Balance, September 30, 2021	31,159	3,058	189,806	(353)	192,511
Net loss	—	—	(13,499)	—	(13,499)
Foreign currency translation adjustment, net of income tax expense of $2	—	—	—	(148)	(148)
Stock-based compensation expense	—	1,846	—	—	1,846
Common stock issued under equity compensation plan, net of shares withheld for tax payments	57	(242)	—	—	(242)
Common stock issued under employee stock purchase plan	29	217	—	—	217
Balance, December 31, 2021	31,245	$4,879	$176,307	$(501)	$180,685

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine-Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Loss from continuing operations	$(86,562)	$(4,006)
Gain (loss) from discontinued operations	2,101	(211)
Net loss	(84,461)	(4,217)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	7,956	5,987
Recovery (provision) for allowance for doubtful accounts	549	(468)
Inventory lower of cost or net realizable value	1,196	291
Stock-based compensation expense	4,830	4,611
Liability classified stock-based compensation expense	42	—
Gain on asset dispositions	(2)	—
Loss on extinguishment	228	—
Deferred income taxes, net of valuation allowances	8,200	(2,938)
Goodwill and intangible impairment charge	26,965	—
Other	(122)	610
Changes in operating assets and liabilities:
Trade receivables	18,537	(4,298)
Inventories	34,118	(59,258)
Prepaids and other assets	5,569	10,059
Income taxes receivable	300	(13,774)
Trade payables	(16,499)	(36,366)
Accrued liabilities and other liabilities, including warranty obligations	(19,186)	8,178
Net cash used in operating activities	(11,780)	(91,583)
Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	—	73,448
Acquisition of business, net of cash acquired	—	(26,012)
Purchases of property, plant and equipment	(10,697)	(9,136)
Net cash provided by (used in) investing activities	(10,697)	38,300
Cash flows from financing activities:
Proceeds from long-term debt	88,107	63,652
Payments on long-term debt	(58,064)	(22,477)
Payment of debt issuance costs	(2,094)	(577)
Payments on finance lease liabilities	(90)	(30)
Proceeds from employee stock purchases	213	486
Proceeds from exercise of stock options	—	472
Tax payments related to stock award issuances	(480)	(2,866)
Net cash provided by financing activities	27,592	38,660
Effect of exchange rate changes	(2,847)	(1,529)
Net decrease in cash, cash equivalents and restricted cash	2,268	(16,152)
Cash, cash equivalents and restricted cash at beginning of period	18,098	39,780
Cash, cash equivalents and restricted cash at end of period	$20,366	$23,628

Supplemental disclosure of cash flow information:
Cash paid for interest	$954	$639
Cash paid for income taxes, net	277	19,857
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$368	$333

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same amounts shown above:
	Nine-Months Ended December 31,
	2022	2021
Cash and cash equivalents	$15,532	$18,402
Restricted cash	947	1,339
Other current assets - restricted, current	3,887	3,887
Total cash, cash equivalents and restricted cash	$20,366	$23,628
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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of December 31, 2022 and March 31, 2022, and our results of operations, comprehensive loss and shareholders' equity for the three and nine-month periods ended December 31, 2022 and 2021 and our cash flows for the three and nine-month periods ended December 31, 2022 and 2021. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally, and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

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

In the second quarter of fiscal 2023, we completed the tax deregistration of a foreign entity that was part of the discontinued operations. As a result, the previously unrecognized tax benefit and associated accrued interest and penalty in the amount of $2.1 million was released and recorded as a component of income taxes from discontinued operations during the quarter ended September 30, 2022. There were no further significant activities or changes to our discontinued operations during the third quarter of fiscal 2023.

(3) REVENUES

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2022	2021	2022	2021
Product sales	$92,304	$141,885	$202,007	$454,822
Extended warranties and services	1,453	1,841	3,433	4,985
Other(1)	4,322	3,532	12,914	10,003
Net sales	$98,079	$147,258	$218,354	$469,810
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

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2022	2021	2022	2021
United States	$75,627	$110,870	$175,148	$360,540
Canada	17,657	22,912	31,852	60,126
Europe, the Middle East and Africa	3,859	9,874	8,038	37,456
All other	936	3,602	3,316	11,688
Net sales	$98,079	$147,258	$218,354	$469,810

As of December 31, 2022, estimated revenue expected to be recognized in the future totaled $18.9 million, primarily related to customer order backlog, which includes firm orders for future shipment and unfulfilled orders to our Retail customers, as well as unfulfilled consumer orders within the Direct channel. Retail orders were $16.8 million and Direct orders were $2.1 million as of December 31, 2022 compared to Retail orders of $44.2 million and Direct orders of $8.8 million as of December 31, 2021. The estimated future revenues are net of contractual rebates and consideration payable for applicable Retail customers, and net of current promotional programs and sales discounts for our Direct customers.

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

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2022	2021	2022	2021
Balance, beginning of period	$4,194	$3,453	$6,285	$5,551
Cash additions	3,315	4,203	6,112	8,749
Revenue recognition	(2,361)	(1,378)	(7,249)	(8,022)
Balance, end of period	$5,148	$6,278	$5,148	$6,278

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives
Foreign currency forward contracts	$—	$239	$—	$239
Total assets measured at fair value	$—	$239	$—	$239

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivatives
Foreign currency forward contracts	$—	$128	$—	$128
Total liabilities measured at fair value	$—	$128	$—	$128

For our assets measured at fair value on a recurring basis, we recognize transfers between levels at the actual date of the event or change in circumstance that caused the transfer. There were no transfers between levels during the nine-month period ended December 31, 2022, nor for the fiscal year ended March 31, 2022 ("fiscal 2022"). Additionally, we did not have any changes to our valuation techniques during either of these periods.

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

During the nine-month period ended December 31, 2022, we evaluated the fair value of our goodwill and intangible assets because triggering events were identified. See Note 8 for additional information.

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

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of December 31, 2022, total outstanding contract notional amounts were $13.8 million and had maturities of 76 days or less.

The fair value of our derivative instruments was included in our condensed consolidated balance sheets as follows (in thousands):

	Balance Sheet Classification	As of
		December 31, 2022	March 31, 2022
Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Prepaids and other current assets	$239	$—
Foreign currency forward contracts	Accrued liabilities	—	128

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Statement of Operations Classification	Three-months ended December 31,		Nine-Months Ended December 31,
		2022	2021	2022	2021
Derivative instruments not designated as cash flow hedges:
Income (loss) recognized in earnings	Other, net	$993	$797	$404	$(163)
Income tax expense (benefit)	Income tax expense (benefit)	249	(194)	101	40

(6) INVENTORIES

Inventories are stated at the lower of cost and net realizable value, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	December 31, 2022	March 31, 2022
Finished goods	$72,421	$104,988
Parts and components	4,894	6,202
Total inventories	$77,315	$111,190

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				December 31, 2022	March 31, 2022
Automobiles	5			$23	$23
Leasehold improvements	4	to	20	3,597	3,150
Computer software and equipment	2	to	7	46,752	44,852
Machinery and equipment	3	to	5	15,037	16,447
Furniture and fixtures	5	to	20	2,047	2,634
Work in progress(1)	N/A			13,009	6,678
Total cost				80,465	73,784
Accumulated depreciation				(46,321)	(41,655)
Total property, plant and equipment, net				$34,144	$32,129
(1) Work in progress includes information technology assets and production tooling.
Depreciation expense was as follows (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2022	2021	2022	2021
Depreciation expense	$3,155	$1,993	$7,910	$5,941

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The roll forward of goodwill was as follows (in thousands):

Total
Balance, March 31, 2022	$24,510
Goodwill impairment	(24,510)
Balance, December 31, 2022	$—

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

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				December 31, 2022	March 31, 2022
Indefinite-lived trademarks (1)	N/A			$6,597	$9,052
Patents	7	to	24	1,043	1,043
				7,640	10,095
Accumulated amortization - definite-lived intangible assets				(838)	(791)
Other intangible assets, net				$6,802	$9,304

(1) During the first quarter of fiscal 2023, we identified impairment indicators with our indefinite-lived trademarks resulting in a $2.5 million non-cash intangible impairment charge.

Amortization expense was as follows (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2022	2021	2022	2021
Amortization expense	$15	$15	$46	$46

Future amortization of definite-lived intangible assets is as follows (in thousands):

Remainder of fiscal 2023	$15
2024	61
2025	61
2026	47
2027	3
Thereafter	18
$205

(9) LEASES

We have several non-cancellable operating leases, primarily for office space, that expire at various dates over the next seven years. These leases generally contain renewal options to extend for one lease term of five years. For leases that we are reasonably certain we will exercise the lease renewal options, the options were considered in determining the lease term, and associated potential option payments are included in the lease payments. The payments used in the renewal term were estimated using the percentage rate increase of historical rent payments for each location where the renewal will be exercised.

Payments due under the lease contracts include annual fixed payments for office space. Variable payments including payments for our proportionate share of the building’s property taxes, insurance, and common area maintenance are treated as non-lease components and are recognized in the period for which the costs occur.

Lease expense was as follows (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2022	2021	2022	2021
Operating lease expense	$1,406	$1,465	$4,466	$4,397
Amortization of finance lease assets	28	29	85	29
Total lease expense	$1,434	$1,494	$4,551	$4,426

Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term.

Other information related to leases was as follows (dollars in thousands):

	As of
	December 31, 2022	March 31, 2022
Supplemental cash flow information related to leases was as follows:

Operating leases:
Operating lease right-of-use-assets	$20,033	$23,620

Operating lease liabilities, non-current	$17,504	$20,926
Operating lease liabilities, current portion	4,148	4,494
Total operating lease liabilities	$21,652	$25,420

Finance leases:
Property, plant and equipment, at cost	$512	$569
Accumulated depreciation	(86)	(57)
Property, plant and equipment, net	$426	$512

Finance lease obligations, non-current	$311	$395
Finance lease obligations, current portion	121	119
Total finance lease liabilities	$432	$514

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4,996	$6,485
Finance cash flows from finance leases	90	60

Additional lease information:
ROU assets obtained in exchange for operating lease obligations	$—	$10,323
ROU assets obtained in exchange for finance lease obligations	—	569
Reductions to ROU assets resulting from reductions to operating lease obligations	901	1,358

Weighted Average Remaining Lease Term:
Operating leases	2.4 years	3.1 years
Finance leases	3.8 years	4.5 years

Weighted Average Discount Rate:
Operating leases	4.65%	4.65%
Finance leases	2.14%	2.14%

We determined the discount rate for leases using a portfolio approach to determine an incremental borrowing rate to calculate the right-of-use assets and lease liabilities.

Maturities of lease liabilities under non-cancellable leases were as follows (in thousands):

	As of December 31, 2022
	Operating leases	Finance leases
Remainder of fiscal 2023	$1,011	$29
2024	5,532	120
2025	5,599	120
2026	4,517	120
2027	2,359	60
Thereafter	5,796	—
Total undiscounted lease payments	24,814	449
Less imputed interest	(3,162)	(17)
Total lease liabilities	$21,652	$432

(10) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	December 31, 2022	March 31, 2022

Payroll and related liabilities	$7,570	$10,405
Deferred revenue	5,148	6,285
Legal settlement (2)	33	4,250
Other	2,930	4,013
Reserves (1)	1,715	4,433
Total accrued liabilities	$17,396	$29,386
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

Changes in our product warranty obligations were as follows (in thousands):

	Nine-Months Ended December 31,
	2022	2021
Balance, beginning of period	$4,351	$8,651
Accruals	1,030	4,416
Payments	(1,589)	(5,942)
Balance, end of period	$3,792	$7,125

(12) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables set forth the changes in accumulated other comprehensive loss, net of tax (in thousands):

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, March 31, 2022	$(527)	$(527)
Current period other comprehensive loss before reclassifications	(1,157)	(1,157)
Net other comprehensive loss during period	(1,157)	(1,157)
Balance, December 31, 2022	$(1,684)	$(1,684)

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance, September 30, 2022	$(2,607)	$(2,607)
Current period other comprehensive loss before reclassifications	923	923
Net other comprehensive loss during period	923	923
Balance, December 31, 2022	$(1,684)	$(1,684)

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, March 31, 2021	$(8)	$(147)	$(155)
Current period other comprehensive income before reclassifications	(4)	(342)	(346)
Net other comprehensive income during period	(4)	(342)	(346)
Balance, December 31, 2021	$(12)	$(489)	$(501)

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, September 30, 2021	$(12)	$(341)	$(353)
Current period other comprehensive income before reclassifications	—	(148)	(148)
Net other comprehensive income during period	—	(148)	(148)
Balance, December 31, 2021	$(12)	$(489)	$(501)

(13) LOSS PER SHARE

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

The weighted average numbers of shares outstanding used to compute (loss) income per share were as follows (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2022	2021	2022	2021
Shares used to calculate basic income per share	31,514	31,199	31,502	30,955
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	—	—	—	—
Shares used to calculate diluted income per share	31,514	31,199	31,502	30,955
Dilutive Shares
The weighted average numbers of shares outstanding listed in the table below were dilutive and are excluded from the computation of diluted per share due when there is a loss from continuing operations, as such, the exercise or conversion of any potential shares would increase the number of shares in the denominator and results in a lower income (loss) per share.
These shares may be dilutive potential common shares in the future (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2022	2021	2022	2021
Restricted stock units	102	673	201	1,024
Stock options	44	357	104	504
Total potential dilutive shares excluded due to net loss	146	1,030	305	1,528

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

These shares may be anti-dilutive potential common shares in the future (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2022	2021	2022	2021
Stock options	1,849	1,168	1,391	333
RSUs	855	2	193	2
Total anti-dilutive shares excluded	2,704	1,170	1,584	335

(14) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments, Direct and Retail. There were no changes in our operating segments during the nine-months ended December 31, 2022.

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

Following is summary information by reportable segment (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2022	2021	2022	2021
Net sales:
Direct	$46,729	$60,705	$97,686	$161,954
Retail	50,601	85,701	117,949	305,338
Royalty	749	852	2,719	2,518
Consolidated net sales	$98,079	$147,258	$218,354	$469,810

Contribution:
Direct	$(6,463)	$(8,980)	$(24,244)	$(4,056)
Retail	3,447	3,270	(994)	44,101
Royalty	749	852	2,719	2,518
Consolidated contribution	$(2,267)	$(4,858)	$(22,519)	$42,563

Reconciliation of consolidated contribution to (loss) income from continuing operations:
Consolidated contribution	$(2,267)	$(4,858)	$(22,519)	$42,563
Amounts not directly related to segments:
Operating expenses(1)	(8,021)	(14,456)	(53,295)	(45,960)
Other expense, net	(471)	(1,142)	(2,175)	(1,930)
Income tax expense	(322)	7,001	(8,573)	1,321
Loss from continuing operations	$(11,081)	$(13,455)	$(86,562)	$(4,006)
(1) Included in unallocated Operating expenses is 25.4 million of Goodwill and intangible impairment charge related to the Direct segment and 1.6 million of intangible impairment charge related to the Retail segment that is not included in the contribution performance measured by the chief operating decision maker.

	As of
	December 31, 2022	March 31, 2022
Assets:
Direct	$62,953	$93,554
Retail	97,385	144,683
Unallocated corporate	64,755	75,808
Total assets	$225,093	$314,045

The following customers accounted for 10% or more of total net sales as follows:

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2022	2021	2022	2021
Amazon.com	10.0%	*	22.0%	14.4%
Best Buy	*	14.0%	*	16.6%
Costco	11.0%	*	*	*
*Less than 10% of total net sales.

(15) BORROWINGS

SLR Credit Agreement

On November 30, 2022, we entered into a Term Loan Credit Agreement (the “SLR Credit Agreement”) with Crystal Financial LLC D/B/A SLR Credit Solutions, a Delaware limited liability company, as administrative agent (“SLR”) and lenders from time to time party thereto (collectively the “Lenders”).

Pursuant to the SLR Credit Agreement, the Lenders have agreed, among other things, to make available to us a term loan facility in the aggregate principal amount of up to $30.0 million, subject to a borrowing base (the “SLR Term Loan Facility”), as such amounts may increase or decrease in accordance with the terms of the SLR Credit Agreement. The principal amount of the loan will initially bear interest based on the Adjusted Term SOFR rate plus a margin of 8.25%. From and after the 2024 Financial Statement Delivery Date, the margin will be either 7.75% or 8.25% based on whether our fixed charge coverage ratio is greater than 1.00 to 1.00 or less than or equal to 1.00 to 1.00, respectively.

Borrowings under the SLR Credit Agreement will mature, and all outstanding amounts thereunder will be payable on October 29, 2026, unless the maturity is accelerated subject to the terms set forth in the SLR Credit Agreement or if there is an earlier maturity of the Wells Fargo Credit Agreement (as defined below). The obligations of each Borrower under the SLR Credit Agreement are secured by a lien on substantially all of our assets.

The SLR Credit Agreement contains customary affirmative and negative covenants for financings of this type, including, among other terms and conditions, delivery of financial statements, reports and maintenance of corporate existence, availability subject to a calculated borrowing base, as well as limitations and conditions on our ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of our property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. The financial covenants set forth in the SLR Credit Agreement initially require us to (a) maintain minimum excess availability of at least the greater of (i) $10.0 million (subject to increase set forth in the SLR Credit Agreement related to utilization of any incremental term loan facilities thereunder) or (ii) 12.5% of the sum of (x) the line cap under the Wells Fargo Credit Agreement (calculated without giving effect to any term pushdown reserve) plus (y) the lesser of (A) the outstanding principal balance of the loans under the SLR Credit Agreement and (B) the borrowing base under the SLR Credit Agreement (the “Combined Line Cap”). From and after the date on which both the fixed charge coverage ratio for the previous 12-month period is at least 1.00 to 1.00 and availability under the Wells Fargo Credit Agreement is equal to or greater than $20.0 million, we shall no longer be subject to a minimum excess availability covenant but rather would be required to maintain a fixed charge coverage ratio of at least 1.00:1.00 tested when availability under the Wells Fargo Credit Agreement is less than the greater of (i) 12.5% of the Combined Line Cap (excluding the effect, if any, of any term pushdown reserve), and (ii) $11.0 million, calculated as of the last day of each fiscal quarter (the “Financial Covenants”). In addition, the SLR Credit Agreement includes customary events of default, including but not limited to, the nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).

This description of the SLR Credit Agreement is a summary only and qualified in its entirety by reference to the text of the SLR Credit Agreement, which is included in the exhibit index of this Form 10-Q for the period ending December 31, 2022.

Amendment to Existing WF ABL Revolving Facility

On November 30, 2022, the Company also entered into an Amendment (the “Amendment”) by and among the Company, as borrower, Wells Fargo Bank, National Assocation as Agent, and the lenders from time to time party thereto (the "WF Lenders"), which amended the Company’s existing asset-based revolving loan facility (the "WF ABL Revolving Facility") and term loan facility (the "WF Term Loan Facility" and together with the WF ABL Revolving Facility, the "WF Credit Facility"), dated as of January 31, 2020, among the Company, the lenders from time to time party thereto and Wells Fargo, as Agent (the “Existing Credit Agreement” and, as amended by the Amendment, the “Wells Fargo Credit Agreement”). Capitalized terms used but not defined in this report have the meanings ascribed to such terms in the Wells Fargo Credit Agreement.

The Amendment terminated the term loans thereunder in connection with the refinancing described above and permitted the entry into and the lien and guarantees related to the SLR Credit Agreement. The guarantees and liens existing in connection with the Wells Fargo Credit Agreement remained in place upon the closing of the transaction contemplated by the SLR Credit Agreement with respect to the revolving asset-based loans under the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement was also amended to add Financial Covenants consistent with the SLR Credit Agreement. The principal amount of the loans continue to bear interest based on the base rate or the SOFR rate, plus an applicable margin. The Amendment increased the margin applicable to SOFR loans and letters of credit to a range of 5.00% to 5.50% from a range of 1.75% to 2.25% in the Existing Credit Agreement (based on the maximum revolver amount) and the margin applicable to base rate loans to a range of 4.00% to 4.50% from a range of 0.75% to 1.25% in the Existing Credit Agreement (based on the maximum revolver amount). Borrowings under the Wells Fargo Credit Agreement are scheduled to mature, and all outstanding amounts thereunder will be payable on October 29, 2026, unless the maturity is accelerated subject to the terms set forth in the Wells Fargo Credit Agreement or if there is an earlier maturity of the SLR Credit Agreement.

Other than as specifically provided in the Amendment, the Amendment had no effect on any schedules, exhibits or attachments to the Existing Credit Agreement. Other than as specifically provided in the Amendment, the Guaranty and Security Agreement related to the Wells Fargo Credit Agreement remains in effect.

This description of the Amendment is a summary only and qualified in its entirety by reference to the text of the Amendment and the Wells Fargo Credit Agreement, which are included in the exhibit index of this Form 10-Q for the period ending December 31, 2022.

We used the proceeds from the SLR Term Loan Facility to extinguish our existing $9.1 million WF Term Loan Facility, to pay transaction expenses, and for general corporate purposes. In connection with the extinguishment of the WF Fargo Term Loan Facility, we recorded a loss of $0.2 million as a component of Other, net in our Condensed Consolidated Statements of Operations.

As of December 31, 2022, outstanding principal and accrued and unpaid interest totaled $61.5 million, with $30.3 million and $31.2 million under our SLR Term Loan Facility and WF Revolver, respectively. As of December 31, 2022, we were in compliance with the financial covenants of both the SLR Credit Agreement and WF Credit Agreement, and $26.9 million was available for borrowing under WF ABL Revolving Facility.

Interest on the WF Revolver loan facility accrues at the Secured Overnight Financing Rate ("SOFR") plus a margin of 5.00% to 5.50% (based on average quarterly availability) and interest on the SLR Term Loan Facility accrues at SOFR plus a margin of 7.75% to 8.25% (based on fixed charge coverage ratio). As of December 31, 2022, our interest rate was 9.40% for the WF Revolver and 12.92% for the SLR Term Loan Facility.

The balance sheet classification of the borrowings under the revolving loan facility has been determined in accordance with ASC 470, Debt.

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

Based on this evaluation in the first quarter of fiscal 2023, Management concluded that it was no longer more likely than not that the tax benefits from the existing U.S deferred tax assets would be realized. Management sustains the same position in the current quarter and, therefore, we continue to recognize a valuation allowance to reduce our U.S deferred tax assets to an anticipated realizable value. We recognized a $2.8 million and a $20.6 million valuation allowance in the three and nine-months ended December 31, 2022, respectively, against our domestic uncovered net deferred tax assets.

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

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of December 31, 2022, we had standby letters of credit of $1.6 million.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of December 31, 2022, we had approximately $9.3 million, compared to $39.8 million as of March 31, 2022, in non-cancellable market-based purchase obligations, primarily to secure additional factory capacity for inventory purchases in the next twelve months. The decrease in purchase obligations was primarily due to having received much of the inventory we have ordered for the season. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no related liabilities were recorded as of December 31, 2022.

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

(18) SUBSEQUENT EVENTS

Cost Reduction Initiatives

In February 2023, we executed a reduction in our workforce by approximately 15%. In addition, we have reduced our contracted labor, leveraging the flexibility of our variable operating model.

We expect to incur restructuring and other one-time charges of approximately $3.0 million in the Q4 Fiscal 2023 to Q1 Fiscal 2024 time frame.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the “2022 Form 10-K”). All references to the third quarters and nine-months ended of fiscal 2023 and fiscal 2022 mean for the three and nine-month periods ended December 31, 2022 and 2021, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

Our results for the three and nine-months ended December 31, 2022, are driven by the actions outlined in our North Star strategy. The five strategic pillars of our North Star strategy are: (1) Adopt a consumer first mindset; (2) Scale a differentiated digital offering; (3) Focus investments on core businesses; (4) Evolve supply chain to be a strategic advantage; and (5) Build organizational capabilities to win by unleashing the power of our team. We intend to leverage our many strengths to transform into a company that empowers healthier living through individualized connected fitness experiences. Our transformation will properly leverage our leading brands, products, innovation, distribution and digital assets to build a healthier world, one person at a time.

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

At the center of health and well-being is fitness. The market size more than doubled over the past 2 years, is regulating from its peak with more normal seasonality, and we expect will settle at a “new normal” above pre-pandemic levels (but below the pandemic peak) based on an ongoing evolution in consumers’ workouts and workplace habits. As a result of these changed habits and sentiments, we continue to believe in the industry’s growth opportunities. This results in stronger opportunity for our industry and Nautilus.

Despite solid demand in our Direct segment, headwinds in our Retail segment persist as our retail partners continue to take heavily conservative inventory positions in light of uncertainty in the economic environment. In response, we have taken strategic actions to reduce our costs and realign our business, allowing us to mitigate these near-term challenges, enhance cash flow and drive long-term profitable growth.

To gauge sales growth against more "normalized," pre-pandemic results, we will rely more heavily on measuring performance of fiscal 2023 versus the pre-pandemic twelve-month period ended March 31, 2020 ("fiscal 2020") rather than measuring performance against the atypical, outsized results that occurred during the pandemic.

Comparison for the Three-Months Ended December 31, 2022 to the Three-Months Ended December 31, 2021

•Net sales were $98.1 million, compared to $147.3 million, a decline of 33.4% versus last year. Net sales are up 9%, when compared to the same period in fiscal 2020, excluding sales related to the Octane brand, which was sold in October 2020. The sales decline versus last year is driven primarily by the return to pre-pandemic seasonal demand.

•Net sales of our Direct segment decreased by $14.0 million, or 23.0%, for the three-months ended December 31, 2022, compared to the three-months ended December 31, 2021. Net sales were up 30.2% compared to the same period in fiscal 2020. The net sales decrease compared to last year was primarily driven by the return to pre-pandemic seasonal demand and pre-pandemic sales discounting practices.

•Net sales of our Retail segment decreased by $35.1 million, or 41.0%, for the three-months ended December 31, 2022, compared to the three-months ended December 31, 2021. Net sales were down 6%, compared to the same period in fiscal 2020, excluding sales related to the Octane brand, which was sold in 2020. The decrease in sales compared to last year was primarily driven by the return to pre-pandemic seasonal demand.

•Royalty income for the three-months ended December 31, 2022 decreased by $0.1 million compared to the three-months ended December 31, 2021.

•Gross profit was $22.9 million, compared to $29.9 million last year. Gross profit margins were 23.3% compared to 20.3% last year. The 3.0 ppt increase in gross margins was primarily due to decreases in inventory adjustments (+3 ppts), lower product costs (+2 ppts), partially offset by unfavorable logistics overhead absorption (-1 ppt) and higher outbound freight (-1 ppt). JRNY® investments were lower in dollars versus the prior year and negatively affected gross margins by only 0.40 ppts.

•Operating expenses were $33.1 million compared to $49.2 million last year. The decrease of $16.1 million, or 32.7%, was primarily driven by $12.7 million lower media spending, a decrease of $2.1 million due to other cost savings, and a $1.3 million decrease in other variable selling and marketing expenses due to decreased sales. Total advertising expenses were $9.5 million this year versus $22.3 million last year.

•Operating loss was $10.3 million compared to an operating loss of $19.3 million last year, primarily driven by improved gross margins and lower operating expenses.

•Income tax expense was $0.3 million this year compared to a $7.0 million tax benefit last year. The income tax expense this quarter was primarily related to activities in foreign jurisdictions, as well as the recording of a $2.8 million valuation allowance.

•Loss from continuing operations was $11.1 million, or $0.35 per diluted share, compared to a loss of $13.5 million, or $0.43 per diluted share, last year.

•Net loss was $11.1 million, or $0.35 per diluted share, compared to net loss of $13.5 million or $0.43 per diluted share, last year.

Comparison for the Nine-Months Ended December 31, 2022 to the Nine-Months Ended December 31, 2021

•Net sales were $218.4 million, compared to $469.8 million, a decline of 53.5% versus last year. Net sales are up 13% when compared to the same period in fiscal 2020, excluding sales related to the Octane brand, which was sold in October 2020. The sales decline versus last year is driven primarily by the return to pre-pandemic seasonal demand and pre-pandemic sales discounting practices, as our typical sales discounts were largely unnecessary during the pandemic period.

•Net sales of our Direct segment decreased by $64.3 million, or 39.7%, for the nine-months ended December 31, 2022, compared to the nine-months ended December 31, 2021. Net sales were up 33.9% compared to the same period in fiscal 2020. The net sales decrease compared to last year is primarily driven by the return to pre-pandemic seasonal demand and pre-pandemic sales discounting practices.

•Net sales of our Retail segment decreased by $187.4 million, or 61.4%, for the nine-months ended December 31, 2022, compared to the nine-months ended December 31, 2021. Net sales were flat, compared to the same period in fiscal 2020, excluding sales related to the Octane brand, which was sold in 2020. The net sales decrease compared to last year is primarily driven by lower cardio sales and higher sales discounting.

•Royalty income for the nine-months ended December 31, 2022 increased by $0.2 million compared to the nine-months ended December 31, 2021.

•Gross profit was $41.3 million, compared to $127.5 million last year. Gross profit margins were 18.9% compared to 27.1% last year. The 8.2 ppt decrease in gross margins was primarily due to increased discounting (-5 ppts), unfavorable logistics overhead absorption (-4 ppts), increased investments in JRNY® (-2 ppts), and higher outbound freight (-1 ppt), partially offset by a decrease in product costs (+4 ppts).

•Operating expenses were $117.1 million compared to $130.9 million last year. The decrease of $13.8 million, or 10.5%, was primarily due to a $28.0 million decrease in media spending, a $6.6 million decrease in other variable selling and marketing expenses due to decreased sales, a decrease of $6.5 million due to savings in other operating expenses, and a $4.7 million prior year loss contingency for a legal settlement, partially offset by a goodwill and intangible impairment charge of $27.0 million and a $5.0 million increase in JRNY® investments. Total advertising expenses were $18.3 million versus $46.3 million last year.

•Operating loss was $75.8 million or a negative 34.7% operating margin, compared to an operating loss of $3.4 million last year, primarily driven by a goodwill and intangible impairment charge of $27.0 million and lower gross profit associated with lower sales demand during the period.

•Income tax expense was $8.6 million this year compared to a $1.3 million tax benefit last year. The income tax expense in the current year was primarily the result of the $20.6 million U.S. deferred tax asset valuation allowance.

•Loss from continuing operations was $86.6 million, or $2.75 per diluted share, compared to a loss of $4.0 million, or $0.13 per diluted share, last year.

•Net loss was $84.5 million, or $2.68 per diluted share, compared to a loss of $4.2 million or $0.14 per diluted share, last year.

North Star Strategy Update

JRNY® Digital Platform

•Nautilus continues to enhance the JRNY® platform through many unique features including the expansion of differentiated visual connected-fitness experiences for JRNY® Members.

•As of December 31, 2022, members of JRNY®, Nautilus’ personalized connected fitness platform, reached 447,000,representing approximately 88% growth versus the same quarter last year. Of these members, 156,000 were Subscribers, representing approximately 134% growth over the same period last year. We define JRNY® Members as all individuals who have a JRNY® account and/or subscription, which includes Subscribers, their respective associated users, and users who consume free content. We define Subscribers as a person or household who paid for a subscription, are in a trial, or have requested a "pause"' to their subscriptions for up to three months.

• In January 2023, the Company introduced an innovative feature set to its JRNY® members with the launch of Motion Tracking – offering personalized coaching and feedback, rep tracking, form guidance, and adaptive weight targets. At release, the JRNY® app with Motion Tracking offers workouts that are designed for use with Bowflex® SelectTech® 552 or Bowflex® SelectTech® 1090 dumbbells, enhancing Nautilus's strength offerings. It is optimized for use with an iOS or Android tablet and JRNY® members can access these features within their existing membership and without the need for additional equipment.

•Leveraging proprietary technology and machine learning expertise from Nautilus’ acquisition of VAY, these new features are enhancing value within the JRNY® platform, which the Company believes will continue to drive JRNY® membership growth through the remainder of fiscal 2023 and beyond.

Key Trends and Drivers of Performance

The following forward-looking statements reflect our full fiscal year 2023 expectations as of February 9, 2023, and are subject to risks and uncertainties.

Full Year 2023

Due to decreased sales expectations and in line with our previously stated objective of minimizing cash consumption and returning to profitability, we have taken additional proactive cost reduction actions to drive profitability despite market headwinds. This includes reductions in workforce by approximately 15%. In addition, we have reduced our contracted labor, leveraging the flexibility of our variable operating model. These two actions are expected to yield annualized cost savings of approximately $30.0 million beginning in Q4 Fiscal 2023. We expect to incur restructuring and other one-time charges of approximately $3.0 million in the Q4 Fiscal 2023 to Q1 Fiscal 2024 time frame. We may not be able to fully realize the cost savings and benefits initially anticipated from our cost reduction initiatives and the projected costs may be greater than expected.

•We expect full year revenue of about $270 million compared to the previous range of $315 million to $365 million. The decline in expected revenue is primarily due to lower expectations in our Retail segment.

•We are targeting JRNY® Members to be approximately 500,000 at March 31, 2023.

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
•Costs relating to the addition of a new distribution facility in Southern California prior to the exit from our Portland distribution facility.
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

Forecasting for our business during and following the COVID-19 pandemic has proven to be challenging. Despite solid demand for our products as demonstrated in our Direct segment, headwinds in Retail re-orders persist as our retail partners continue to act conservatively in light of uncertainty in the economic environment. We have had significant difficulty in forecasting near-term demand and, as a result, our expected near-term operating performance. We are taking decisive actions to reduce our costs and realign our business with the short-term revenue outlook. See "Risk Factors - Strategic and Operational Risks - Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory" in our Form 10-K.

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

In the second quarter of fiscal 2023, we completed the tax deregistration of a foreign entity which was part of the discontinued operations. As a result, the previously unrecognized tax benefit and associated accrued interest and penalties in the amount of $2.1 million was released and recorded as a component of income taxes from discontinued operations in the second quarter. There were no further significant activities or changes to our discontinued operations during the third quarter of fiscal 2023.

RESULTS OF OPERATIONS
Results of operations information was as follows (in thousands):

	Three-Months Ended December 31,		Change
	2022	2021	$	%
Net sales	$98,079	$147,258	$(49,179)	(33.4)%
Cost of sales	75,219	117,342	(42,123)	(35.9)%
Gross profit	22,860	29,916	(7,056)	(23.6)%
Operating expenses:
Selling and marketing	17,203	32,395	(15,192)	(46.9)%
General and administrative	10,859	11,456	(597)	(5.2)%
Research and development	5,086	5,379	(293)	(5.4)%
Total operating expenses	33,148	49,230	(16,082)	(32.7)%
Operating loss	(10,288)	(19,314)	9,026	(46.7)%
Other expense:
Interest income	1	1	—
Interest expense	(1,187)	(354)	(833)
Other, net	715	(789)	1,504
Total other expense, net	(471)	(1,142)	671
Loss from continuing operations before income taxes	(10,759)	(20,456)	9,697
Income tax expense (benefit)	322	(7,001)	7,323
Loss from continuing operations	(11,081)	(13,455)	2,374
Loss from discontinued operations, net of taxes	(1)	(44)	43
Net loss	$(11,082)	$(13,499)	$2,417

	Nine-Months Ended December 31,		Change
	2022	2021	$	%
Net sales	$218,354	$469,810	$(251,456)	(53.5)%
Cost of sales	177,078	342,336	(165,258)	(48.3)%
Gross profit	41,276	127,474	(86,198)	(67.6)%
Operating expenses:
Selling and marketing	39,493	75,634	(36,141)	(47.8)%
General and administrative	34,317	39,355	(5,038)	(12.8)%
Research and development	16,315	15,882	433	2.7%
Goodwill and intangible impairment charge	26,965	—	26,965	NM
Total operating expenses	117,090	130,871	(13,781)	(10.5)%
Operating loss	(75,814)	(3,397)	(72,417)	2131.8%
Other expense:
Interest income	6	34	(28)
Interest expense	(2,158)	(1,149)	(1,009)
Other, net	(23)	(815)	792
Total other expense, net	(2,175)	(1,930)	(245)
Loss from continuing operations before income taxes	(77,989)	(5,327)	(72,662)
Income tax expense (benefit)	8,573	(1,321)	9,894
Loss from continuing operations	(86,562)	(4,006)	(82,556)
Income (loss) from discontinued operations, net of taxes	2,101	(211)	2,312
Net loss	$(84,461)	$(4,217)	$(80,244)
NM = Not meaningful

Results of operations information by segment and major product lines was as follows (dollars in thousands):

	Three-Months Ended December 31,		Change
	2022	2021	$	%
Net sales:
Direct net sales:
Cardio products(1)	$32,403	$35,558	$(3,155)	(8.9)%
Strength products(2)	14,326	25,147	(10,821)	(43.0)%
Direct	46,729	60,705	(13,976)	(23.0)%

Retail net sales:
Cardio products(1)	$20,949	$37,199	$(16,250)	(43.7)%
Strength products(2)	29,652	48,502	(18,850)	(38.9)%
Retail	50,601	85,701	(35,100)	(41.0)%

Royalty	749	852	(103)	(12.1)%
	$98,079	$147,258	$(49,179)	(33.4)%

Cost of sales:
Direct	$34,458	$42,597	$(8,139)	(19.1)%
Retail	40,761	74,745	(33,984)	(45.5)%
	$75,219	$117,342	$(42,123)	(35.9)%

Gross profit:
Direct	$12,271	$18,108	$(5,837)	(32.2)%
Retail	9,840	10,956	(1,116)	(10.2)%
Royalty	749	852	(103)	(12.1)%
	$22,860	$29,916	$(7,056)	(23.6)%
Gross profit margin:
Direct	26.3%	29.8%	(3.5)	ppts
Retail	19.4%	12.8%	6.6	ppts

Contribution:
Direct	$(6,463)	$(8,980)	$2,517	(28.0)%
Retail	3,447	3,270	177	5.4%

Contribution rate:
Direct	(13.8)%	(14.8)%	1.0	ppts
Retail	6.8%	3.8%	3.0	ppts

(1) Cardio products include: connected-fitness bikes, the Bowflex® C6, VeloCore®, Schwinn® IC4, Max Trainer®, connected-fitness treadmills, other exercise bikes, ellipticals and subscription services.
(2) Strength products include: Bowflex® Home Gyms, Bowflex® SelectTech® dumbbells, kettlebell and barbell weights, and accessories.

	Nine-Months Ended December 31,		Change
	2022	2021	$	%
Net sales:
Direct net sales:
Cardio products(1)	$66,029	$89,394	$(23,365)	(26.1)%
Strength products(2)	31,657	72,560	(40,903)	(56.4)%
Direct	97,686	161,954	(64,268)	(39.7)%

Retail net sales:
Cardio products(1)	$47,345	$185,971	$(138,626)	(74.5)%
Strength products(2)	70,604	119,367	(48,763)	(40.9)%
Retail	117,949	305,338	(187,389)	(61.4)%

Royalty	2,719	2,518	201	8.0%
	$218,354	$469,810	$(251,456)	(53.5)%

Cost of sales:
Direct	$77,751	$105,356	$(27,605)	(26.2)%
Retail	99,327	236,980	(137,653)	(58.1)%
	$177,078	$342,336	$(165,258)	(48.3)%

Gross profit:
Direct	$19,935	$56,598	$(36,663)	(64.8)%
Retail	18,622	68,358	(49,736)	(72.8)%
Royalty	2,719	2,518	201	8.0%
	$41,276	$127,474	$(86,198)	(67.6)%
Gross profit margin:
Direct	20.4%	34.9%	(14.5)	ppts
Retail	15.8%	22.4%	(6.6)	ppts

Contribution:
Direct	$(24,244)	$(4,056)	$(20,188)	497.7%
Retail	(994)	44,101	(45,095)	(102.3)%

Contribution rate:
Direct	(24.8)%	(2.5)%	(22.3)	ppts
Retail	(0.8)%	14.4%	(15.2)	ppts

(1) Cardio products include: connected-fitness bikes, the Bowflex® C6, VeloCore®, Schwinn® IC4, Max Trainer®, connected-fitness treadmills, other exercise bikes, ellipticals and subscription services.
(2) Strength products include: Bowflex® Home Gyms, Bowflex® SelectTech® dumbbells, kettlebell and barbell weights, and accessories.

Sales and Gross Profit

Direct Segment

Comparison of Segment Results for the Three-Month Period Ended December 31, 2022 to the for the Three-Month Period Ended December 31, 2021

Net sales were $46.7 million for the three-month period ended December 31, 2022, compared to $60.7 million, a decline of 23.0%, versus the same period in 2021, and up 30.2% compared to the same period in fiscal 2020. Net sales decrease was primarily driven by the return to pre-pandemic seasonal demand and pre-pandemic sales discounting practices.

Cardio sales declined 8.9% versus the same period in 2021, and were up 9.1%, compared to the same period in fiscal 2020. Lower cardio sales this quarter versus last year were primarily driven by lower demand for Max Trainer® and elliptical equipment. Strength product sales declined 43.0% versus the same period in 2021, and increased 131.0% compared to the same period in fiscal 2020. Lower strength sales this quarter versus last year were primarily driven by lower demand for SelectTech® weights.

The Direct segment had $2.1 million of backlog as of December 31, 2022. This amount represents unfulfilled consumer orders net of current promotional programs and sales discounts.

Gross profit margin was 26.3% for the three-month period ended December 31, 2022 versus 29.8% for the same period in 2021. The 3.5 ppt decrease in gross margin was primarily driven by: increased discounting (-4 ppts), partially offset by a decrease in other costs (+0.5 ppt). Gross profit was $12.3 million, a decrease of 32.2% versus the same period in 2021.

Segment contribution loss was $6.5 million for the three-month period ended December 31, 2022, or 13.8% of sales, compared to segment contribution loss of $9.0 million, or 14.8% of sales for the same period in 2021. The improvement was primarily driven by decreased media spend, partially offset by lower gross profit, as explained above. Advertising expenses were $8.9 million compared to $16.1 million for the same period in 2021.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the third quarter of fiscal 2023 were 52.8%, compared to 60.3% for the same period in 2021. The decrease in approvals reflects lower credit quality applications.

Retail Segment

Comparison of Segment Results for the Three-Month Period Ended December 31, 2022 to the for the Three-Month Period Ended December 31, 2021

Net sales for the three-month period ended December 31, 2022 were $50.6 million, compared to $85.7 million, a decline of 41.0% for the same period in 2021. Net sales were down 5.6% compared to the same period in fiscal 2020, excluding sales related to the Octane brand. Retail segment sales outside the United States and Canada were down 66.7% versus last. The net sales decrease compared to last year is primarily driven by lower cardio sales as retailers work through higher than normal inventory levels and the return to pre-pandemic seasonal demand.

Cardio sales for the three-month period ended December 31, 2022 decreased by 43.7%. Excluding sales related to Octane, cardio sales were down 40.5% compared to the same period in fiscal 2020. Lower cardio sales this quarter were primarily driven by lower demand for Max Trainer® and elliptical equipment. Strength product sales declined by 38.9% versus last year. Lower strength sales this quarter versus last year were primarily driven by lower demand for home gyms. Strength sales were up 61.1% compared to the same period in fiscal 2020, led by the popular SelectTech® weights.

As of December 31, 2022, the Retail segment's backlog totaled $16.8 million. This amount represents customer orders for future shipments and are net of contractual rebates and consideration payable to applicable Retail customers.

Gross profit margins were 19.4% for the three-month period ended December 31, 2022, up from 12.8% for the same period in 2021. The 6.6 ppt increase in gross margin was primarily due to decrease in inventory adjustments

(+5 ppts) and decreased discounting (+4 ppts), partially offset by unfavorable logistics overhead absorption (-1 ppt), and an increase in other costs (-1 ppt). Gross profit was $9.8 million, a decrease of 10.2% versus the same period in 2021.

Segment contribution income for the three-month period ended December 31, 2022 was $3.4 million, or 6.8% of sales, compared to segment contribution income of $3.3 million, or 3.8% of sales for the same period in 2021. The increase was primarily driven by cost savings and partially offset by lower gross profit.

Royalty

Royalty income decreased by $0.1 million, or 12.1%, to $0.7 million for the three-month period ended December 31, 2022, compared to the same period of 2021, primarily due to royalty settlements.

Sales and Gross Profit

Direct Segment

Comparison of Segment Results for the Nine-Month Period Ended December 31, 2022 to the Nine-Month Period Ended December 31, 2021

Net sales were $97.7 million for the nine-month period ended December 31, 2022, compared to $162.0 million, a decline of 39.7% versus the same period in 2021, and up 33.9% compared to the same period in fiscal 2020. The net sales decrease compared to last year was primarily driven by the return to pre-pandemic seasonal demand and pre-pandemic sales discounting practices.

Cardio sales declined 26.1% versus the same period in 2021, and were up 13.4% compared to the same period in fiscal 2020. Lower cardio sales were primarily driven by lower bike demand. Strength product sales declined 56.4% versus the same period in 2021, and increased 115.1% compared to the same period in fiscal 2020. Lower strength sales this year were primarily driven by lower demand for SelectTech® weights.

Gross profit margin was 20.4% for the nine-month period ended December 31, 2022 versus 34.9% for the same period in 2021. The 14.5 ppt decrease in gross margin was primarily due to increased discounting (-8 ppts), increased investments in JRNY® (-3 ppts), unfavorable logistics overhead absorption (-3 ppts), increased product costs (-2 ppts), partially offset by lower outbound freight (+1 ppt). Gross profit was $19.9 million, down 64.8% versus the same period in 2021.

Segment contribution loss was $24.2 million for the nine-month period ended December 31, 2022, compared to segment contribution loss of $4.1 million for the same period in 2021. The decline was primarily driven by lower gross profit, as explained above, offset by decreased media spend. Advertising expenses were $16.7 million compared to $30.8 million for the same period in 2021.

Retail Segment

Comparison of Segment Results for the Nine-Month Period Ended December 31, 2022 to the Nine-Month Period Ended December 31, 2021

Net sales for the nine-month period ended December 31, 2022 were $117.9 million, down 61.4%, from $305.3 million for the same period in 2021. Excluding sales related to Octane, net sales were flat compared to the same period in fiscal 2020. Retail segment sales outside the United States and Canada were down 77.6% versus last year. The net sales decrease compared to last year is primarily driven by the return to pre-pandemic seasonal demand, lower cardio sales, and higher sales discounting as retailers work through higher than normal inventory levels.

Cardio sales for the nine-month period ended December 31, 2022 decreased by 74.5%. Excluding sales related to Octane, cardio sales were down 39.8% compared to the same period in fiscal 2020. Lower cardio sales this year were primarily driven by lower bike demand. Strength product sales declined by 40.9% versus last year. Lower strength sales this year were primarily driven by lower demand for weights. Strength sales were up 80.4% compared to the same period in fiscal 2020, led by the popular SelectTech® weights.

Gross profit margins were 15.8% for the nine-month period ended December 31, 2022, down from 22.4% for the same period in 2021. The 6.6 ppt decrease in gross margin was primarily due to increased discounting (-4 ppts), and unfavorable logistics overhead absorption (-4 ppts), partially offset by a decrease in other costs (+1 ppt). Gross profit was $18.6 million, a decrease of 72.8% versus the same period in 2021.

Segment contribution loss for the nine-month period ended December 31, 2022 was $1.0 million, or 0.8% of sales, compared to segment contribution income of $44.1 million, or 14.4% of sales for the same period in 2021, primarily driven by lower gross profit as explained above.

Royalty

Royalty income increased by $0.2 million, or 8.0%, to $2.7 million for the nine-month period ended December 31, 2022, compared to the same period of 2021, primarily due to royalty settlements.

Selling and Marketing

Selling and marketing expenses include payroll, employee benefits, and other headcount-related expenses associated with sales and marketing personnel, and the costs of media advertising, promotions, trade shows, seminars, sales incentives related to our JRNY® platform and other programs.

Selling and marketing information was as follows (dollars in thousands):

	Three-Months Ended December 31,		Change
	2022	2021	$	%
Selling and marketing	$17,203	$32,395	$(15,192)	(46.9)%
As % of net sales	17.5%	22.0%

	Nine-Months Ended December 31,		Change
	2022	2021	$	%
Selling and marketing	$39,493	$75,634	$(36,141)	(47.8)%
As % of net sales	18.1%	16.1%

The $15.2 million decrease in selling and marketing expenses for the three-month period ended December 31, 2022 as compared to the same period of 2021 was primarily related to a decrease of $12.7 million in media spend, and a decrease of $1.3 million in other variable selling and marketing expenses due to decreased sales.

The $36.1 million decrease in selling and marketing expenses for the nine-month period ended December 31, 2022 as compared to the same period of 2021 was primarily due to a $28.0 million decrease in media spend, a $6.6 million decrease in other variable selling and marketing expenses due to decreased sales, and $2.1 million in other cost savings, partially offset by an increase of $0.6 million JRNY® related investments. We expect variable selling and marketing expenses to continue to fluctuate with sales.

Media advertising expense is the largest component of selling and marketing and was as follows (dollars in thousands):

	Three-Months Ended December 31,		Change
	2022	2021	$	%
Total advertising	$9,515	$22,254	$(12,739)	(57.2)%

	Nine-Months Ended December 31,		Change
	2022	2021	$	%
Total advertising	$18,330	$46,296	$(27,966)	(60.4)%
The $12.7 million decrease in media advertising expense for the three-month period ended December 31, 2022, as compared to the same period of 2021 reflects a return to more historical, pre-pandemic levels of advertising support to preserve market share and control costs. Advertising as a percentage of selling and marketing for the three-month period ended December 31, 2022 was 55.3% as compared to 68.7% for the same quarter last year and 53.0% for the same period in fiscal 2020.

The $28.0 million decrease in media advertising expense for the nine-month period ended December 31, 2022, as compared to the same period of 2021 reflects a return to more historical, pre-pandemic levels of advertising support to preserve market share and control costs. Advertising as a percentage of selling and marketing for the nine-month period ended December 31, 2022 was 46.4% as compared to 61.2% for the same quarter last year and 43.8% for the same period in fiscal 2020.

General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, and other administrative fees.

General and administrative was as follows (dollars in thousands):

	Three-Months Ended December 31,		Change
	2022	2021	$	%
General and administrative	$10,859	$11,456	$(597)	(5.2)%
As % of net sales	11.1%	7.8%

	Nine-Months Ended December 31,		Change
	2022	2021	$	%
General and administrative	$34,317	$39,355	$(5,038)	(12.8)%
As % of net sales	15.7%	8.4%

The $0.6 million decrease in general and administrative expenses for the three-month period ended December 31, 2022 as compared to the same period of 2021 was primarily due to decreased personnel expenses.

The $5.0 million decrease in general and administrative expenses for the nine-month period ended December 31, 2022 as compared to the same period of 2021 was primarily due to a $4.7 million prior year loss contingency related to a legal settlement, a $1.5 million decrease in legal expenses, and $1.5 million in other cost savings, offset by an increase of $2.6 million of JRNY® related expenses.

Research and Development
Research and development expenses include payroll, employee benefits, other headcount-related expenses and information technology associated with product development.

Research and development was as follows (dollars in thousands):

	Three-Months Ended December 31,		Change
	2022	2021	$	%
Research and development	$5,086	$5,379	$(293)	(5.4)%
As % of net sales	5.2%	3.7%

	Nine-Months Ended December 31,		Change
	2022	2021	$	%
Research and development	$16,315	$15,882	$433	2.7%
As % of net sales	7.5%	3.4%

The research and development expenses for the three-month period ended December 31, 2022, as compared to the same period of 2021, were relatively flat and represented a higher percentage of sales this quarter due to timing of technical projects and increased investments in JRNY®, our digital platform.

The increase in research and development expenses for the nine-month period ended December 31, 2022 as compared to the same period in 2021, was driven by the timing of technical projects and increased investments in JRNY®, our digital platform.

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

In accordance with ASC 360 — Property, Plant, and Equipment and other long-lived assets, we perform a test for recoverability when triggering events occur. No impairment was recognized in the quarter ended December 31, 2022.

For additional information related to our goodwill and intangible impairment charge, see Note 8.

Operating Loss
Operating loss for the three-months ended December 31, 2022 was $10.3 million, a decrease of $9.0 million, or 46.6%, as compared to an operating loss of $19.3 million for the same period of 2021. The improvement in results was primarily driven by higher gross profit and higher gross margins during the period.

Operating loss for the nine-month period ended December 31, 2022 was $75.8 million, an increase of $72.4 million, as compared to an operating loss of $3.4 million for the same period of 2021. The increase was primarily driven by a goodwill and intangible impairment charge of $27.0 million and lower gross profit associated with lower sales and lower gross margins during the period.

Other, Net
Other, net relates to the effect of exchange rate fluctuations with the U.S. and our foreign subsidiaries and a debt extinguishment loss.

Other, net was as follows (in thousands):

	Three-Months Ended December 31,		Change
	2022	2021	$	%
Other, net	$715	$(789)	$1,504	(190.6)%

	Nine-Months Ended December 31,		Change
	2022	2021	$	%
Other, net	$(23)	$(815)	$792	(97.2)%

Income Tax Expense
Income tax expense includes U.S. and international income taxes, and interest and penalties on uncertain tax positions.

Income tax expense (benefit) was as follows (in thousands):

	Three-Months Ended December 31,		Change
	2022	2021	$	%
Income tax expense (benefit)	$322	$(7,001)	$7,323	(104.6)%
Effective tax rate	(3.0)%	34.2%

	Nine-Months Ended December 31,		Change
	2022	2021	$	%
Income tax expense (benefit)	$8,573	$(1,321)	$9,894	(749.0)%
Effective tax rate	(11.0)%	24.8%

Income tax expense for the three and nine-month periods ended December 31, 2022 was primarily a result of activities in foreign jurisdictions, as well as the recording of a U.S. deferred tax asset valuation allowance in the amount of $2.8 million and $20.6 million, respectively,during these periods.

The effective tax rates from continuing operations for the three and nine-month periods ended December 31, 2022 were primarily as a result of the aforementioned U.S deferred tax asset valuation allowance to reduce the existing U.S. domestic deferred tax assets to their anticipated realizable value.

Income tax benefits and effective tax rates for the three and nine-months ended December 31, 2021 were primarily due to the loss generated in the U.S.

Loss from Continuing Operations
Loss from continuing operations was $11.1 million for the three-months ended December 31, 2022, or $0.35 per diluted share, compared to loss from continuing operations of $13.5 million, or $0.43 per diluted share, for the three-months ended December 31, 2021. The decrease in loss from continuing operations was primarily due to higher gross profit as discussed in more detail above.

Loss from continuing operations was $86.6 million for the nine-month period ended December 31, 2022, or $2.75 per diluted share, compared to $4.0 million, or $0.13 per diluted share, for the nine-months ended December 31, 2021. The increase in loss from continuing operations was primarily due to lower gross profit and higher operating expenses as discussed in more detail above.

Net Loss
Net loss was $11.1 million for the three-months ended December 31, 2022, compared to net loss of $13.5 million for the three-months ended December 31, 2021. Net loss per diluted share was $0.35 for the three-months ended December 31, 2022, compared to net loss per diluted share of $0.43 for the three-months ended December 31, 2021.

Net loss was $84.5 million for the nine-month period ended December 31, 2022, compared to $4.2 million for the nine-months ended December 31, 2021. Net loss per diluted share was $2.68 for the nine-month period ended December 31, 2022, compared to net loss per diluted share of $0.14 for the nine-months ended December 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, including if we are able to maintain compliance with debt-related financial covenants, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our shareholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

As of December 31, 2022, we had $16.5 million of cash, cash equivalents and restricted cash, and $26.9 million was available for borrowing under the WF ABL Revolving Facility, compared to $14.2 million of cash, cash equivalents and restricted cash, and $65.8 million available for borrowing under the WF ABL Revolving Facility as of March 31, 2022.

Despite solid demand in our Direct segment, headwinds in our Retail segment persist as our retail partners continue to take heavily conservative inventory positions in light of uncertainty in the economic environment. In response, we have taken strategic actions to reduce our costs and realign our business, allowing us to mitigate these near-term challenges, enhance cash flow and drive long-term profitable growth.

We expect our cash, cash equivalents, restricted cash and amounts available for borrowing under our SLR Credit Facility and WF Credit Facility as of December 31, 2022, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least the next twelve months. We expect to incur restructuring and other one-time charges of approximately $3.0 million in the Q4 Fiscal 2023 to Q1 Fiscal 2024 time frame.

If forecasted sales are not achieved as planned, our semi-variable operating model will allow additional cost cutting measures and additional working capital levers will be executed.

Cash used in operating activities was $11.8 million for the nine-month period ended December 31, 2022, compared to cash used in operating activities of $91.6 million for the nine-month period ended December 31, 2021. The improvement in cash flows from operating activities for the nine-month period ended December 31, 2022 as compared to the same period of 2021 was primarily due to changes in our operating assets and liabilities discussed below, offset by a decrease in non-cash charges and an increased net loss.

Trade receivables decreased to $42.7 million as of December 31, 2022, compared to $61.5 million as of March 31, 2022, primarily due to lower sales.

Inventory was $77.3 million as of December 31, 2022, down 30% compared to $111.2 million as of March 31, 2022 and down 40% compared to $128.1 million as of December 31, 2021. The decrease in inventory was driven by sell-through and strong inventory management as we continue to right-size inventory levels. About 18% of inventory as of December 31, 2022 was in-transit.

Prepaid and other current assets decreased by $1.5 million to $13.0 million, compared to $14.5 million as of March 31, 2022, primarily due to a $2.1 million decrease in prepaid expenses, partially offset by a $0.6 million increase in duty drawback receivables and a $0.2 million increase in hedging derivatives assets.

Trade payables decreased by $18.2 million to $35.0 million as of December 31, 2022, compared to $53.2 million as of March 31, 2022, primarily due to reduced inventory and media payables.

Accrued liabilities decreased by $12.0 million to $17.4 million as of December 31, 2022, compared to $29.4 million as of March 31, 2022, primarily due to a $4.2 million legal settlement payment, decreases in accrued off-site materials of $3.0 million and a $2.0 million decrease in payroll related liabilities.

Cash used in investing activities of $10.7 million for the nine-month period ended December 31, 2022 was primarily due to capital purchases related to our digital platform. We anticipate spending between $12.0 million and $14.0 million in fiscal 2023 for digital platform enhancements, systems integration, and production tooling.

Cash provided by financing activities of $27.6 million for the nine-month period ended December 31, 2022 was primarily related to proceeds from long-term debt offset by payments on long-term debt.

Free Cash Flow

Free cash flow is a non-GAAP financial measure. We believe free cash flow is an important metric because it represents a measure of how much cash a company has available for discretionary and non-discretionary items after the deduction of capital expenditures. We require regular capital expenditures including technology improvements to automate processes, engage with customers, and optimize our supply chain. We use this metric internally, as we believe our sustained ability to generate free cash flow is an important driver of value creation. However, this non-GAAP financial measure is not intended to supersede or replace our GAAP results.

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2022	2021	2022	2021
Net cash used in operating activities	$(2,184)	$(34,829)	$(11,780)	$(91,583)
Purchase of property, plant and equipment	(3,186)	(4,151)	(10,697)	(9,136)
Free cash flow	$(5,370)	$(38,980)	$(22,477)	$(100,719)
Net loss	$(11,082)	$(13,499)	$(84,461)	$(4,217)
Free cash flow as percentage of net loss	48.5%	288.8%	26.6%	2,388.4%

Financing Arrangements

On November 30, 2022, we entered into a Term Loan Credit Agreement (the “SLR Credit Agreement”) with Crystal Financial LLC D/B/A SLR Credit Solutions, a Delaware limited liability company, as administrative agent (“SLR”) and lenders from time to time party thereto (collectively the “Lenders”).

Pursuant to the SLR Credit Agreement, the Lenders have agreed, among other things, to make available to us a term loan facility in the aggregate principal amount of up to $30.0 million, subject to a borrowing base (the “SLR Term Loan Facility”), as such amounts may increase or decrease in accordance with the terms of the SLR Credit Agreement. The principal amount of the loan will initially bear interest based on the Adjusted Term SOFR rate plus a margin of 8.25%. From and after the 2024 Financial Statement Delivery Date, the margin will be either 7.75% or 8.25% based on whether our fixed charge coverage ratio is greater than 1.00 to 1.00 or less than or equal to 1.00 to 1.00, respectively.

Borrowings under the SLR Credit Agreement will mature, and all outstanding amounts thereunder will be payable on October 29, 2026, unless the maturity is accelerated subject to the terms set forth in the SLR Credit Agreement or if there is an earlier maturity of the Wells Fargo Credit Agreement (as defined below). The obligations of each Borrower under the SLR Credit Agreement are secured by a lien on substantially all of our assets.

The SLR Credit Agreement contains customary affirmative and negative covenants for financings of this type, including, among other terms and conditions, delivery of financial statements, reports and maintenance of corporate existence, availability subject to a calculated borrowing base, as well as limitations and conditions on our ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of our property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. The financial covenants set forth in the SLR Credit Agreement initially require us to (a) maintain minimum excess availability of at least the greater of (i) $10.0 million (subject to increase set forth in the SLR Credit Agreement related to utilization of any incremental term loan facilities thereunder) or (ii) 12.5% of the sum of (x) the line cap under the Wells Fargo Credit Agreement (calculated without giving effect to any term pushdown reserve) plus (y) the lesser of (A) the outstanding principal balance of the loans under the SLR Credit Agreement and (B) the borrowing base under the SLR Credit Agreement (the “Combined Line Cap”). From and after the date on which both the fixed charge coverage ratio for the previous 12-month period is at least 1.00 to 1.00 and availability under the Wells Fargo Credit Agreement is equal to or greater than $20.0 million, we shall no longer be subject to a minimum excess availability covenant but rather would be required to maintain a fixed charge coverage ratio of at least 1.00:1.00 tested when availability under the Wells Fargo Credit Agreement is less than the greater of (i) 12.5% of the Combined Line Cap (excluding the effect, if any, of any term pushdown reserve), and (ii) $11.0 million, calculated as of the last day of each fiscal quarter (the “Financial Covenants”). In addition, the SLR Credit Agreement includes customary events of default, including but not limited to, the nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).

This description of the SLR Credit Agreement is a summary only and qualified in its entirety by reference to the text of the SLR Credit Agreement, which is included in the exhibit index of this Form 10-Q for the period ending December 31, 2022.

Amendment to Existing WF ABL Revolving Facility

On November 30, 2022, the Company also entered into an Amendment (the “Amendment”) by and among the Company, as borrower, Wells Fargo Bank, National Assocation as Agent, and the lenders from time to time party thereto (the "WF Lenders"), which amended the Company’s existing asset-based revolving loan facility (the "WF ABL Revolving Facility") and term loan facility (the "WF Term Loan Facility" and together with the WF ABL Revolving Facility, the "WF Credit Facility"), dated as of January 31, 2020, among the Company, the lenders from time to time party thereto and Wells Fargo, as Agent (the “Existing Credit Agreement” and, as amended by the Amendment, the “Wells Fargo Credit Agreement”). Capitalized terms used but not defined in this report have the meanings ascribed to such terms in the Wells Fargo Credit Agreement.

The Amendment terminated the term loans thereunder in connection with the refinancing described above and permitted the entry into and the lien and guarantees related to the SLR Credit Agreement. The guarantees and liens existing in connection with the Wells Fargo Credit Agreement remained in place upon the closing of the transaction contemplated by the SLR Credit Agreement with respect to the revolving asset-based loans under the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement was also amended to add Financial Covenants consistent with the SLR Credit Agreement. The principal amount of the loans continue to bear interest based on the base rate or the SOFR rate, plus an applicable margin. The Amendment increased the margin applicable to SOFR loans and letters of credit to a range of 5.00% to 5.50% from a range of 1.75% to 2.25% in the Existing Credit Agreement (based on the maximum revolver amount) and the margin applicable to base rate loans to a range of 4.00% to 4.50% from a range of 0.75% to 1.25% in the Existing Credit Agreement (based on the maximum revolver amount). Borrowings under the Wells Fargo Credit Agreement are scheduled to mature, and all outstanding amounts thereunder will be payable on October 29, 2026, unless the maturity is accelerated subject to the terms set forth in the Wells Fargo Credit Agreement or if there is an earlier maturity of the SLR Credit Agreement.

Other than as specifically provided in the Amendment, the Amendment had no effect on any schedules, exhibits or attachments to the Existing Credit Agreement. Other than as specifically provided in the Amendment, the Guaranty and Security Agreement related to the Wells Fargo Credit Agreement remains in effect.

This description of the Amendment is a summary only and qualified in its entirety by reference to the text of the Amendment and the Wells Fargo Credit Agreement, which are included in the exhibit index of this Form 10-Q for the period ending December 31, 2022.

We used the proceeds from the SLR Term Loan Facility to extinguish our existing $9.1 million WF Term Loan Facility, to pay transaction expenses, and for general corporate purposes. In connection with the extinguishment of the WF Fargo Term Loan Facility, we recorded a loss of $0.2 million as a component of Other, net in our Condensed Consolidated Statements of Operations.

As of December 31, 2022, outstanding principal and accrued and unpaid interest totaled $61.5 million, with $30.3 million and $31.2 million under our SLR Term Loan Facility and WF Revolver, respectively. As of December 31, 2022, we were in compliance with the financial covenants of both the SLR Credit Agreement and WF Credit Agreement, and $26.9 million was available for borrowing under WF ABL Revolving Facility.

Interest on the WF Revolver loan facility accrues at the Secured Overnight Financing Rate ("SOFR") plus a margin of 5.00% to 5.50% (based on average quarterly availability) and interest on the SLR Term Loan Facility accrues at

SOFR plus a margin of 7.75% to 8.25% (based on fixed charge coverage ratio). As of December 31, 2022, our interest rate was 9.40% for the WF Revolver and 12.92% for the SLR Term Loan Facility.

The balance sheet classification of the borrowings under the revolving loan facility has been determined in accordance with ASC 470, Debt.

Off-Balance Sheet Arrangements
We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of December 31, 2022, we had approximately $9.3 million, compared to $39.8 million as of March 31, 2022 in non-cancellable market-based purchase obligations, primarily to secure additional factory capacity for inventory purchases in the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses. The decrease in purchase obligations was primarily due to strong inventory management as we continue to right-size inventory levels.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no liabilities were recorded at December 31, 2022.

SEASONALITY

We expect our revenue from fitness equipment products to vary seasonally. Sales are typically strongest in our fiscal third quarter ending December 31 and fiscal fourth quarter ending March 31 and are generally weakest in our fiscal first quarter ending June 30 and fiscal second quarter ending September 30. We believe that consumers tend to be involved in outdoor activities during the spring and summer months, including outdoor exercise, which impacts sales of indoor fitness equipment. This seasonality can have a significant effect on our inventory levels, working capital needs and resource utilization.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three-months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 27, 2022, the Court approved the settlement and no appeals were filed. We paid the settlement damages and related administrative fees during the second quarter of fiscal 2023.

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

10.2	Credit Agreement dated November 30, 2022, by and between Nautilus, Inc. and Crystal Financial LLC D/B/A SLR Credit Solution.

10.3	Amendment to Credit Agreement dated November 30, 2022, by and between Nautilus, Inc. and Wells Fargo Bank, National Association.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract, compensatory agreement or arrangement, in which our directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.
(Registrant)

February 9, 2023	By:	/S/ James Barr IV
Date		James Barr IV
Chief Executive Officer

NAUTILUS, INC.
(Registrant)

February 9, 2023	By:	/S/ Aina E. Konold
Date		Aina E. Konold
Chief Financial Officer