Form 10-K
period 2023-03-31
NAUTILUS, INC.
filed 2023-06-01
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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

Large accelerated filer	[ ]	Accelerated Filer	[ ]	Non-accelerated filer	[x]	Smaller reporting company	[x]	Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Securities Act Section 12(b), indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements  Yes  ☐    No [x]
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Exchange Act Section 10D-1(b). [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  [x]
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price ($1.63) as reported on the New York Stock Exchange as of the last business day of the registrant's most recently completed second fiscal quarter (September 30, 2022) was $44,557,559.
The number of shares outstanding of the registrant's common stock as of May 30, 2023 was 31,986,018 shares.
Documents Incorporated by Reference
The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2023 Annual Meeting of Shareholders, which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

NAUTILUS, INC.
2023 FORM 10-K ANNUAL REPORT

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

We empower healthier living through individualized connected fitness experiences. We sell our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments. Consistent with our North Star strategy, subsequent to our fiscal year end, we sold the Nautilus® brand trademark assets and related licenses, which we view as non-core assets.

We also derive a portion of our revenue from the licensing of our brands and intellectual property.

BUSINESS STRATEGY

We empower healthier living through individualized, connected-fitness experiences. We develop and market home fitness equipment and related products to meet the needs of a broad range of consumers. We have diversified our business by expanding our portfolio of high quality fitness equipment into multiple product lines utilizing our well-recognized brand names. We view the continual innovation of our product offerings as a key aspect of our business strategy. We regularly refresh our existing product lines with new technologies and finishes, and focus significant effort and resources on the development or acquisition of innovative new fitness products and technologies for introduction to the marketplace at periodic intervals.

Our long-term strategy involves:
•Enhancing our product lines by designing personalized connected-fitness equipment that meets or exceeds the high expectations of our existing and new customers;
•Continuing our investment in innovation, with a particular focus on expanding the reach of our digital platform, JRNY®;

•Creatively marketing our equipment, both directly to consumers and through our Retail customers, while leveraging our well-known brand names; and
•Increasing our international Retail sales and distribution.

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

PRODUCTS

We market high-quality, well-engineered cardiovascular and strength fitness products that cover a broad range of price points and features. Our products are designed for home use by individuals with varying exercise needs. From the person who works out occasionally to the serious athlete, we have products that will help them achieve their fitness objectives. Our core target demographic is enthusiastic cross-trainers who prioritize fitness and have a mindset of fitness as a life-long journey.

•Our JRNY® digital fitness platform helps Members to achieve their fitness goals by offering curated workout and entertainment options that stream while coaching. The JRNY® platform uses machine learning to create a virtually infinite number of personalized workouts that include motivation and praise and is based on an initial fitness assessment that learns and adapts as the Member progresses.
•Our Bowflex® brand set the industry standard in home fitness and includes a highly-regarded line of fitness equipment. Cardio products cover a wide range of connected-fitness equipment: C6® and VeloCore® bikes, the Max Trainer® line, and Treadmills. Strength products include SelectTech® dumbbells, kettlebells and barbells and a range of home gyms. Our latest innovation is JRNY® with Motion Tracking, which seamlessly pairs with our industry leading Bowflex SelectTech 552 and Bowflex SelectTech 1090 Dumbbells. JRNY® with Motion Tracking offers personalized form-coaching and feedback, repetition counting, and individualized workout recommendations allowing users to maximize the value of their workouts.
•Our Schwinn® brand is known for its popular line of exercise bikes, including the connected-fitness IC4® that pairs with our JRNY® platform as well as competitive apps including Peloton and Zwift, making it highly versatile and an excellent consumer value.
•Our Nautilus® brand is currently our corporate umbrella brand. Consistent with our North Star strategy, subsequent to our fiscal year end, we sold the Nautilus® brand trademark assets and related licenses, which we view as non-core assets. We are considering our naming options for a new corporate umbrella brand.

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

Our marketing efforts are based on an integrated combination of media and direct consumer contact. In addition to television advertising, our marketing mix includes a combination of digital, search, shopping and social media, as well as email and direct mail campaigns. Marketing and media effectiveness is measured continuously based on web traffic, conversion rates, return on investment and multi-touch attribution and we strive to optimize the effectiveness and efficiency of our marketing and media expenditures based on this data. The majority of our Direct customer orders are received on our websites.

Retail
In our Retail business, we market and sell a comprehensive line of consumer fitness equipment under the Bowflex® and Schwinn® brands, and previously under Nautilus® brand. Our products are marketed through a network of retail companies, via brick and mortar locations and those retailers' websites. Retail partners include online-only retailers, sporting goods stores, electronics stores, furniture stores, large-format and warehouse stores, smaller specialty retailers and independent bike dealers.

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

PRODUCT DESIGN AND INNOVATION

Innovation is a vital part of our business, and we continue to expand and diversify our product offerings by leveraging our research and development capabilities. We constantly search for new technologies and innovations that will help us grow our business, either through higher sales or increased production efficiencies. To accomplish this objective, we seek out ideas and concepts both within our company and from outside inventors. We continue to focus our investments on our differentiated digital platform, JRNY®. JRNY® uses artificial intelligence and data from an initial assessment and every subsequent workout to create, and continually evolve, personalized daily workouts based on the user's fitness goals and capabilities. Our data shows the JRNY® system is coaching people to work out longer and getting them to stay with their fitness journey longer. We have continued to enhance and scale JRNY®, enabling us to better serve our customers and capture long-term revenue and profit. We have made tremendous progress in bringing hyper-personalized experiences to JRNY® Members. We recently debuted JRNY® with Motion Tracking, which offers personalized form-coaching and feedback, repetition counting, and individualized workout recommendations. This enhances our Strength offerings with workouts that are designed for use with Bowflex SelectTech 552 and Bowflex SelectTech 1090 Dumbbells, and with Android or iOS tablets.

Leveraging proprietary technology and machine learning expertise from our 2021 acquisition of VAY, we are enhancing value within the JRNY® platform with these additional capabilities and growing our membership base, which has meaningfully improved the JRNY® experience. We are utilizing the VAY team of engineers to advance adaptive personalized fitness, including machine learning capabilities.

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

JRNY® Digital Platform

JRNY® Members

JRNY® Members are offered Connected Fitness Subscriptions on a month-to-month or annual basis, that allow for multiple household users, and provide unlimited access to on-demand classes; connection to the world's most popular streaming platforms; and fitness experiences like Explore the World, offering 300+ scenic routes around the world. Our JRNY® digital platform allows Members and Subscribers to access digital content through JRNY® and track performance metrics and goals. A JRNY® adaptive fitness membership offers personalized cardio, strength, and whole body workouts that evolve as you do. It learns with each use by assessing your fitness level and recommending workouts based on your abilities, available time, and how you are feeling that particular day. Our Members gain access to our content which is available to purchasers of embedded equipment as well as through our digital app JRNY®, which is available through iOS and Android mobile devices and most tablets and computers.

We define JRNY® Members as all individuals who have a JRNY® account and/or Subscription, which includes Subscribers, their respective associated users and users who consume free content. We had approximately 508,000 JRNY® Members as of March 31, 2023.

Subscribers

We define Subscribers as a person or household who paid for a Subscription (via a successful credit card billing or with prepaid subscription credits or waivers), or are in a trial, or have requested a "pause"' to their subscription for up to three months. As of March 31, 2023, we had approximately 156,000 Subscribers.

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

LOGISTICS

Our company-operated warehousing and distribution facilities are located in Ohio and California. In addition to company-operated distribution centers, we utilize third-party warehouses and logistics providers to fulfill orders.

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

In fiscal 2023, approximately 56% of our Retail customers' orders were shipped by our contract manufacturers in Asia directly to our Retail customers' locations, typically in container loads. The use of such direct shipments allows us to maintain lower levels of inventory in our warehouses, resulting in lower storage, handling, freight, insurance and other costs, with much of the savings being passed on to our customers. We use various commercial truck lines for our merchandise shipments to Retail customers.

COMPETITION

The markets for all of our products are highly competitive. We believe the principal competitive factors affecting our business are quality, brand recognition, innovation and pricing. We believe we are well-positioned to compete in markets in which we can take advantage of our strong brand names and that our focus on value, quality and breadth of our product portfolio, coupled with our integrated fitness experiences, distinguishes our products from our competition. We have one of the broadest portfolios of product offerings among our competitors and offer JRNY® across both cardio and strength products, in turn creating a powerful ecosystem for our Members.

Our products compete directly with those offered by a large number of companies that market consumer fitness experiences and programs. As more retailers utilize eCommerce, our competitors have become increasingly similar across our Direct and Retail segments.

Our principal competitors include: Peloton, iFit Health & Fitness Inc. ("iFit"), Johnson Health Tech, Technogym, Echelon, Tonal, JaxJox and Tempo. We also compete with marketers of mobile device applications focused on fitness training and coaching on both iOS® and Android™ platforms, for example Peloton, Zwift, Strava, Mirror, BeachBody, and Apple Fitness+. Additional marketers of competitive products include in-studio fitness classes, fitness clubs, at-home fitness equipment and content, and health and wellness apps.

EMPLOYEES
At the Company, we promote an overall alignment of our Mission, Vision, and Values. This includes a strategy to create a company culture that attracts talent and provides retention, promotes employee engagement and wellness while ensuring equal opportunities, diversity and inclusion. We create a trusting, open, and inclusive environment by treating each person in a manner that reflects our core values. There is a focus on workforce compensation and equity for our employees. In our efforts to build a healthier world, one person at a time, we strive to make a positive impact on the global fitness industry, our community, and our planet with a commitment to operate with transparent, socially conscious, and sustainable business practices.

As of May 30, 2023, we had 412 employees, 1 of whom was part-time. None of our employees are subject to collective bargaining agreements and we have not experienced a material interruption of our operations due to labor disputes.

Company culture
The Company's culture is as unique as its employees and can be seen and felt throughout the Company. It is an inclusive environment, which helps individuals become their best selves, unlocking the greatest potential of each person to go 'above and beyond' for success. We are committed to creating and fostering a diverse, equitable and inclusive workplace to better serve our customers and communities. This includes increased and improved outreach, recruitment, hiring and retention of diverse groups at all levels of the workforce. We strive to ensure employees are included and fairly treated all levels of the organization and that all feel welcomed, valued, and respected. This diversity of perspectives, experiences and backgrounds makes us stronger and provides a competitive advantage.

We value partnerships with businesses, academic institutions, and non-profit organizations to service our community. Our charitable contributions focus on supporting these partnerships and serving the community. We are engaged citizens in the communities in which we operate and our commitment to diversity, equity and inclusion extends to the way we support these communities.

Employee engagement and wellness
At the Company, we are committed to developing and maintaining a positive company culture that attracts and retains talent, engages with employees, and promotes wellness, while ensuring diversity, equity, and inclusion for all employees. Every member of Team Nautilus brings a unique background and skills to our company. We celebrate our differences but we are united in our Mission, Vision, and Values. We are a dynamic team driving the future of consumer fitness experiences through our well-known brands and a passionate company culture.

As a health and wellness company, we recognize the key role that physical and mental wellness play in our employees, our customers, and our world. We provide meaningful benefits that support all employees so that we can support our communities.

We conduct surveys on a monthly basis and analyze the results, provide feedback to employees of those results, and, where appropriate, develop initiatives around issues raised by employees. The Company also supports learning and development opportunities, implementation of health and safety measures and other employee wellness programs.

The Company pivoted at the onset of the COVID-19 pandemic into a fully remote environment and has since transitioned into a hybrid working environment. Hybrid work policies are a long-term strategy that helps our organization adapt to the changing needs of the modern workforce. By creating a more flexible and inclusive work environment, we can attract and retain top talent, boost productivity, improve retention, and better align with our ESG goals and initiatives. We are actively piloting, testing and iterating our approach to support new ways of working and evolving the employee experience.

Talent acquisition and retention
We believe that the recruitment and retention of our talented people is a key element in our ability to execute our strategy.

We have instituted a number of initiatives for open communication between leaders and employees to ensure that management is able to respond continuously and strategically to employee needs and concerns. We believe that open and continuous dialogue fosters a dynamic culture of ownership and accountability at all levels.

We have a comprehensive and holistic approach to ensuring that we have the best people with exceptional and diverse skills and perspectives who are engaged and can grow to execute our strategy in a continuously changing environment. We have implemented a focused set of initiatives as part of our North Star strategy to build our organizational capabilities centered around hiring, development and retention of our employees. Our talent philosophy includes hiring from a diverse pool of candidates, developing our internal talent with formal and informal training opportunities, engaging our people with our company culture, and retaining our talent with competitive rewards and promoting our well-qualified and diverse pipeline of leaders.

We focus on employee development to support business needs and goals. We design programs that provide career and leadership development opportunities for employees at all levels. Talent development is key to leadership readiness, employee engagement and retention.

INTELLECTUAL PROPERTY

Trademarks, patents and other forms of intellectual property help us maintain a competitive position in the health and fitness industry. We monitor commercial activity in our industry to identify potential infringement of our intellectual property. We protect our proprietary rights by taking prompt, commercially reasonable actions to address counterfeit products and other infringement of our intellectual property.

Trademarks
We believe distinctive trademarks help maintain a strong company identity and brand loyalty among our customers. We own many trademarks, including Bowflex®, Max Trainer®, TreadClimber®, Power Rod®, Bowflex Revolution®, SelectTech®, Airdyne®, Max Total®, Explore the World®, VeloCore®, and JRNY®. Each federally registered trademark is renewable indefinitely if the trademark is still in use at the time of renewal. We are the exclusive licensee under the Schwinn® mark for indoor fitness products. We have granted licenses to a third party to use the Schwinn® and TreadClimber® trademarks on commercial fitness products, which expands consumer awareness of our brands and generates royalty revenue.

Patents and Designs
We believe patents and design registrations help to provide us a competitive advantage. We file applications for U.S. and non-U.S. patents on utility and design inventions for new and existing products. We own or license patents and design registrations that cover our dumbbells, kettlebells, barbells, treadmills, exercise bikes, elliptical machines, and software, including patents and patent applications related to our Max Trainer® specialized cardio machines with expiration dates ranging from 2024 to 2037 and to our JRNY® digital fitness platform with expiration dates ranging from 2032 to 2041. We exclusively license patents for the Bowflex Revolution® home gym and the VeloCore® bike. The home gym patent expires in 2025 and the bike patents expire in 2027.

BACKLOG

We define our customer order backlog to include firm orders for future shipment to our Retail customers, as well as unfulfilled consumer orders within the Direct segment.

Backlog as of a given date fluctuates based on specific timing of product shipment within the typical shipment timeframes for each of our segments. We had $12.0 million in backlog as of March 31, 2023, compared to $32.9 million as of March 31, 2022.

SIGNIFICANT CUSTOMERS

For the fiscal years ended March 31, 2023 and March 31, 2022, the following customers accounted for more than 10% of our total net sales as follows:

	Year Ended March 31,
	2023	2022
Amazon.com	19.3%	16.8%
Dick's Sporting Goods	*	*
Best Buy	*	13.6%
*Less than 10% of total net sales.

GOVERNMENT REGULATION

Our business is subject to international, federal and state laws and governmental regulations. These laws and regulations relate to, among other things, privacy, data protection, data breach notification, content regulation, intellectual property, consumer protection, e-commerce, marketing, advertising, messaging, rights of publicity, health and safety, employment and labor, environmental standards, product quality and safety, accessibility, competition, customs and international trade, and taxation. These laws and regulations are constantly evolving and frequently change. Further, these laws and regulations may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations, cause our regulatory burden to increase in the future, or increase our cost of conducting business and consequently affect our profitability.

Our digital platforms may receive, process, transmit and store personal data, including personal health and fitness information relating to identifiable individuals. Consumer demand for personalized fitness experiences, through mobile applications or wearable fitness trackers and our focus on digital fitness solutions for our products may increase the volume of personal data that we receive on our platforms and through our products. We also receive, process, transmit and store personal data in our capacity as an employer. As a result, we may be subject to numerous laws and regulations in the United States (both federal and state) and foreign jurisdictions designed to protect personal data, including the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) and the European Economic Area’s General Data Protection Regulation (“GDPR”), Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”), and the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”), each of which governs, among other things, the privacy, security and electronic transmission of personal data.

In the European Economic Area (which consists of the European Union as well as Iceland, Liechtenstein, and Norway), the GDPR is intended to protect the processing of personal data and the rules relating to the free movement of personal data. The GDPR requires controllers and processors of personal data to process personal data in a way that protects the fundamental rights and freedoms of applicable persons, including, for example, requiring certain disclosures to applicable persons about how personal data is processed (including information about the profiling of individuals and automated individual decision-making), giving applicable persons rights to access, rectify, erase, and port their personal data, requiring retention periods for personal data, requiring mandatory data breach notification obligations, and requiring additional policies and procedures to comply with the accountability principle under the GDPR.

In addition, we are subject to privacy laws in the U.S., Canada, and the United Kingdom, including PIPEDA, the U.K. Data Protection Act of 2018, and CCPA. These laws require us to appropriately process and protect the personal data we hold, including, for example, providing disclosures regarding our privacy practices, reviewing and responding to data subject requests, and requiring additional policies and procedures to ensure that service providers are obligated to protect and process personal data we disclose to them. Furthermore, a growing number of legislative and regulatory bodies in the United States and elsewhere in the world have started to implement comprehensive privacy legislation, which may create additional obligations on us in the future.

We are also subject to laws, rules, and regulations regarding transfers of personal data between countries, including laws relating to the transfer of personal data outside the European Economic Area and the United Kingdom. We rely on transfer mechanisms permitted under these laws, including standard contract clauses, but if these existing mechanisms for transferring personal data from various jurisdictions are unavailable, we may be unable to transfer personal data of employees or customers in those jurisdictions to the United States.

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

Item 1A. Risk Factors

The Company operates in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in this Annual Report on Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business, operations and financial results. If any of the risks described in this Annual Report on Form 10-K actually occur, our business, operating results and financial position could be adversely affected.

Strategic and Operational Risks

Our business is typically affected by seasonality which results in fluctuations in our operating results.

We typically experience fluctuations in aggregate sales volume during the year. In most prior years, sales were typically strongest in the fiscal third quarter ending December and fiscal fourth quarter ending March, and are generally weakest in the fiscal first quarter ending June and fiscal second quarter ending September. As such, in the event of higher sales during the third and fourth quarters, our working capital needs may be greater during the first and second quarters of the fiscal year. As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance. Further, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of fitness equipment. In addition, our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance and we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period.

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

All of our products are produced by third-party manufacturers, substantially all of which are located in Asia, primarily China. Lead times for inventory purchases from our Asian suppliers, from order placement to receipt of goods, generally range from approximately two to three months, of which transit time represents three to four weeks. The length of our lead times requires us to place advance manufacturing orders based on management forecasts of future demand for our products. Due to the length of our lead times, our revenue and cash flows may be negatively impacted if we do not have sufficient inventory on hand to meet customer demand for such items. In addition, our liquidity and cash flows may be negatively affected, and inventory obsolescence may increase if the quantity of products we order exceeds customer demand for such items.

If our contract manufacturers experience any delay, disruption or quality control problems in their operations, we could lose revenues, and our reputation and market share may be harmed.

Our reliance on contract manufacturers exposes us to the following risks over which we may have limited control:
•Unexpected increases in manufacturing, repair and warranty costs;
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

Substantially all of our contract manufacturers are located in Asia, primarily China, and may be subject to disruption by natural disasters, public health crises, such as pandemics and epidemics, as well as political, social or economic instability. The temporary or permanent loss of the services of any of our primary contract manufacturers could cause a significant disruption in our product supply chain and operations and delays in product shipments. For example, the COVID-19 pandemic and resulting quarantines and work and travel restrictions in China disrupted production for certain of our products, and the extent to which these events will affect our results of operations and financial position is uncertain. Such uncertainties, and disruptions caused by other public health crises, natural disasters and instability, could impair our ability to deliver products to our customers on a timely basis, reduce demand for our products or force us to incur remediation costs, any of which may have a material adverse effect on our results of operations and financial condition.

Our third-party manufacturing contracts are generally of annual or shorter duration and some manufactured products are sourced on the basis of individual purchase orders. There is no assurance that we will be able to maintain our current relationships with these parties or, if necessary, establish future arrangements with other third-

party manufacturers on commercially reasonable terms. Further, while we maintain an active quality control, factory inspection and qualification program, we cannot ensure that the manufacturing and quality control processes of our third-party manufacturers will be maintained at a level sufficient to meet our inventory needs or prevent the inadvertent sale of sub-standard products. While we believe that products manufactured by our current third-party manufacturers could generally be procured from alternative sources, temporary or permanent loss of services from a significant manufacturer could cause disruption in our supply chain and operations.

Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers, based on our estimates of future demand for particular products and services. Failure to accurately forecast our needs may result in manufacturing delays or increased costs. Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products and services, changes in demand for the products and services of our competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions, such as those caused by rising interest rates, recessionary trends, and geopolitical tension. This risk could be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of products available for sale.

Inventory levels in excess of consumer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the reputational strength and premium nature of our brand. Further, lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies, which could result in lower product margins. Conversely, if we under-estimate consumer demand, our suppliers and manufacturers may not be able to deliver products to meet our requirements or we may be subject to higher costs in order to secure the necessary production capacity. An inability to meet consumer demand and delays in the delivery of our products to our customers could result in reputational harm and damaged customer relationships and have an adverse effect on our business, financial condition, and operating results.

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

We offer complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those offered by us, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products that we source from third parties. Any such defects could make our products and services unsafe, create a risk of environmental or property damage and personal injury, and subject us to the hazards and uncertainties of product liability claims and related litigation. In addition, from time to time we may experience outages, service slowdowns, or errors that affect our fitness and wellness programming. As a result, our services may not perform as anticipated and may not meet customer expectations, which could create reputation harm to the Company. There can be no assurance that we will be able to detect and fix all issues and defects in the hardware, software, and services we offer. Failure to do so could result in widespread technical and performance issues affecting our products and services and could lead to claims against us. We maintain general liability insurance; however, design and manufacturing defects, and claims related thereto, may subject us to judgments or settlements that result in damages materially in excess of the limits of our insurance coverage. In addition, we may be exposed to recalls, product replacements or modifications, write-offs of inventory, property and equipment, or intangible assets, and significant warranty and other expenses such as litigation costs and regulatory fines. If we cannot successfully defend any large claim, maintain our general liability insurance on acceptable terms, or maintain adequate coverage against potential claims, our financial results could be adversely impacted. Further, quality problems could adversely affect the experience for users of our products and services, and result in harm to our reputation, loss of competitive advantage, poor market acceptance, reduced demand for our products and services, delay in new product and service introductions, and lost revenue.

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

New technologies and services, such as streaming services and social media have changed traditional patterns of media coverage and consumption. Additionally, consumer attention is increasingly fragmented across a variety of traditional and digital media, the balance of which may shift at any time in response to media coverage of current events and the advancement of new technologies. We believe that consumer attention to media coverage of major events, such as the Olympics and the U.S. presidential election, have, in the past, impacted the effectiveness of our media advertising. Future events that draw significant media coverage may similarly impact our ability to engage consumers with our media advertising. If we are unable to successfully adapt our media strategies to new television viewing and media consumption habits, or if consumer attention is focused on other events, the effectiveness and efficiency of our media placements could be adversely affected, and our operating results may be negatively impacted.

Our results of operations and ability to grow could be materially negatively affected if we cannot successfully keep pace with technological changes impacting the development and implementation of our products, services and business needs.

Our success depends on our ability to keep pace with rapid technological changes affecting the development and implementation of products, services and business needs. Technological advances such as artificial intelligence, machine learning, and automation are impacting industries and business operations. In addition, we rely on a variety of technologies, including those that support order management, billing, and consumer analytics. If we do not sufficiently invest in new technology and industry developments, appropriately implement new technologies, or evolve our business at sufficient speed and scale in response to such developments, or if we do not make the right strategic investments to respond to these developments, our services, results of operations, and ability to develop and maintain our business could be negatively affected.

Future impairments of intangible assets could negatively impact our operating results.

As of March 31, 2023, we had other intangible assets of $6.8 million. Any future impairment charges, if significant, could materially and adversely affect our operating results. An unexpected decline in revenue, changes in market conditions, changes in competitive products or technologies or a change in management's intentions regarding utilization of intangible assets could lead to future impairment charges.

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
•    unsatisfactory experiences with the delivery, installation, or servicing of our connected-fitness products, including due to prolonged delivery timelines and limitations on the in-home installation, return, and warranty servicing processes during the regular course of business;
•    our Members engaging with competitive products and services;
•    technical or other problems preventing Members from accessing our content and services in a rapid and reliable manner or otherwise affecting the Member's experience;
•    a decline in the public’s interest in indoor cycling or running, or other fitness disciplines that we invest most heavily in; and
•    deteriorating general economic conditions or a change in consumer spending preferences or buying trends.

We may be adversely impacted by environmental, social and governance matters, including if we are unable to meet goals and commitments that we establish in relation to such matters.

In recent years, there has been an increased focus from investors, governmental and nongovernmental entities, and the public on environmental, social and governance ("ESG") matters, including greenhouse gas emissions, renewable energy, packaging and waste, practices related to sustainable supply chain, energy and water use, diversity, equity and inclusion, human rights and social commitment. A variety of organizations evaluate, and measure the performance of, companies on such ESG matters, and the results of these assessments are widely publicized. Given our commitment to ESG, we have established initiatives and are developing targets that we may refine or even expand further in the future. Execution of our ESG strategies to achieve these goals, commitments, and targets are subject to risks and uncertainties, many of which may be outside of our control and prove to be more costly than we anticipate. These risks and uncertainties include, but are not limited to, our ability to achieve our goals, commitments, and targets within the currently projected costs and the expected timeframes; unforeseen operational and technological difficulties; the outcome of research efforts and future technology developments; and the success of our collaborations with third parties. Any failure, or perceived failure, to achieve our ESG goals, commitments, and targets could damage our reputation and customer, investor and other stakeholder relationships, and may even result in regulatory enforcement action. Such conditions could have an adverse effect on our business, results of operations and financial condition.

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

In addition, inflation is often accompanied by higher interest rates. The impact of rising interest rates, recessionary trends, geopolitical tension and the COVID-19 pandemic may increase uncertainty in the global financial markets, as well as the possibility of high inflation and extended economic downturn, which could reduce our ability to incur debt or access capital and impact our results of operations and financial condition even after these conditions improve.

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

These and other related laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. Changes to existing laws, introduction of new laws in this area or failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to obtain and process information and allegations by our customers and consumers that we have not complied with or performed our contractual obligations, any of which could materially adversely affect our business, financial condition and results of operations.

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

Our industry is susceptible to litigation regarding trademark and patent infringement and other intellectual property rights. We could become a plaintiff or defendant in litigation involving trademark or patent infringement claims or claims for breach of a license agreement. The prosecution or defense of intellectual property litigation is both costly and disruptive to the time and resources of our management, regardless of the claim's merit. We could also be required to pay substantial damages or settlement costs to resolve intellectual property litigation or related matters.

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

All of our products are produced by third-party manufacturers, substantially all of which are located in Asia, primarily in China. Additionally, we make significant sales to customers worldwide, and in particular to customers in Canada. Most of our imported products are subject to duties or tariffs that affect the cost and quantity of various types of goods imported into the U.S. or our other markets. Since the beginning of 2018, importing and exporting has involved more risk, as there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. Several of the components that go into our products are sourced internationally, including from China, from where imports on specified products are subject to tariffs by the United States following the U.S. Trade Representative Section 301 Investigation. Uncertainty regarding future policies affecting global trade may make it difficult for our management to accurately forecast our business, and increases in the duties, tariffs and other charges imposed on our products by the United States or other countries in which on our products are manufactured or sold, or other restraints on international trade, could negatively affect our business and the results of our operations.

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
•Restructuring and exit charges;
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

Our business could be adversely affected from an accident, safety incident, or workforce disruption.

Our operations could expose us to significant personal injury claims that could subject us to substantial liability. Public health issues, such as the COVID-19 pandemic or other epidemics, may increase our exposure to these risks. Our inability to timely adapt to changing norms and requirements around maintaining a safe workplace could cause employee illness, accidents, may not successfully prevent outbreaks of illnesses, or may result in team discontent if we fail or if it is perceived that we are failing to protect the health and safety of our employees. Our liability insurance may not be adequate to cover fully all claims, and we may be forced to bear substantial losses from an accident or safety incident resulting from our activities. Additionally, if our employees decide to join or form a labor union, we may become party to a collective bargaining agreement, which could result in higher employee costs and increased risk of work stoppages. It is also possible that a union seeking to organize one subset of our employee population could also mount a corporate campaign, resulting in negative publicity and reputational harm or other impacts that require attention by our management team and our employees. Negative publicity, work stoppages, or strikes by unions could have an adverse effect on our business, prospects, financial condition, and operating results.

We are subject to a number of debt covenants.

In November 2022, we entered into a new credit facility with SLR. The proceeds from this new credit facility were used to refinance our existing indebtedness. Our new credit facility contains certain debt covenants and other customary events of default. Our ability to comply with these debt covenants may be affected by the other factors described in this “Risk Factors” section and other factors outside of our control. Failure to comply with one or more of these debt covenants may result in an event of default. Upon an event of default, if not waived by our lender, our lender may declare all amounts outstanding as due and payable. If our lender accelerates the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lender on a timely basis. In addition, these debt covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities. If we need additional capital and cannot raise it on acceptable terms, our business, financial condition and operating results could be materially and adversely affected.

The issuance of additional shares of our common stock could cause the market price of our common stock to decline and may result in dilution to our existing shareholders.

We filed a shelf registration statement on Form S-3 on November 9, 2020 with the SEC that allows us to issue up to $100 million in securities including common stock, debt securities, warrants and units.

However, as of the filing of this Annual Report on Form 10-K, our public float is less than $75 million, and under SEC regulations for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using our shelf registration statement is limited to an aggregate of one-third of our public float. At such time as our public float again exceeds $75 million, the number of securities we may sell under a Form S-3 registration statement will no longer be limited by such rules.

The shelf registration statement is intended to provide us with increased financial flexibility and more efficient access to the capital markets. We cannot predict the effect, if any, that market sales of these securities or the availability of the securities will have on the prevailing market price of our common stock from time to time. Substantial sales of shares of our common stock or other securities in the public market, or the perception that those sales could occur, may cause the market price of our common stock to decline. Such a decrease in our share price could in turn impair our ability to raise capital through the sale of additional equity securities. Future issuances of our common stock, or other securities convertible into our common stock, may result in significant dilution to our existing shareholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing shareholders.

We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.

We incurred an operating loss for the year ended March 31, 2023 of $93.4 million, and we may incur operating losses in the future. We expect our operating expenses to increase in the future as we continue our sales and marketing efforts, continue to invest in research and development, expand our operating and retail infrastructure, add content and software features to our platform, expand into new geographies, develop new connected-fitness products and services, and in connection with legal, accounting, and other expenses related to operating as a public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our products and services, increased competition, a decrease in the growth or reduction in size of our overall market, the impacts to our business from rising interest rates, recessionary trends, geopolitical tension and the COVID-19 pandemic, or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.

We track certain operational and business metrics with internal methods that are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We track certain operational and business metrics, including our connected fitness products, with internal methods, which are not independently verified by any third party and are often reliant upon an interface with mobile operating systems, networks and standards that we do not control. Our internal methods have limitations and our process for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal methods we use under-count or over-count metrics related to our connected fitness products as a result of algorithm or other technical errors, the operational and business metrics that we report may not be accurate. In addition, limitations or errors with respect to how we measure certain operational and business metrics may affect our understanding of certain aspects of our business, which could affect our longer term strategies. If our operational and business metrics are not accurate representations of our business, market penetration, retention or engagement, if we discover material inaccuracies in our metrics, or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, and our operating and financial results could be adversely affected.

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

Our business is subject to the risk of earthquakes, fire, power outages, floods, public health crises, including the COVID-19 pandemic, and other catastrophic events, and to interruption by man-made problems such as terrorism.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, public health crises, including the COVID-19 pandemic, and similar events. The third-party systems and operations and contract manufacturers we rely on are subject to similar risks. Our insurance policies may not cover losses from these events or may provide insufficient compensation that does not cover our total losses. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and contract manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products, that house our servers, or from which we generate revenue. Because we rely heavily on our computer and communications systems, and the internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and our contract manufacturers’ businesses, which could have an adverse effect on our business, financial condition, and operating results.

The COVID-19 pandemic adversely affected our operations, supply chains and distribution systems. We have experienced, and may continue to experience, unpredictable supply and demand for certain of our products and services.

There is continued uncertainty around the duration and breadth of the COVID-19 pandemic, as well as general economic uncertainty and macroeconomic conditions, and, as a result, the ultimate impact on our business, financial condition or operating results cannot be reasonably estimated at this time.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Following is a summary of each of our properties as of March 31, 2023:

Company	Location	Primary Function(s)	Owned or Leased
Nautilus	Washington	Corporate headquarters, customer call center, and R&D facility	Leased
Nautilus	California	Warehouse and distribution facility	Leased
Nautilus	Ohio	Warehouse and distribution facility	Leased
Nautilus	China	Quality assurance and software engineering offices	Leased
Nautilus	Switzerland	Software engineering offices	Leased

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock
Our common stock is listed on the New York Stock Exchange (the “NYSE”) and trades under the symbol “NLS.” As of May 30, 2023, there were 36 holders of record of our common stock and approximately 24,832 beneficial shareholders.

We did not pay any dividends on our common stock in fiscal years 2023 or 2022. Payment of any future dividends, in accordance with our borrowing arrangements, is at the discretion of our Board of Directors, which considers various factors such as our financial condition, operating results, current and anticipated cash needs and future expansion plans.

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

OVERVIEW
We empower healthier living through individualized connected fitness experiences and are committed to building a healthier world, one person at a time. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products, related accessories and a digital platform for consumer use, primarily in the U.S., Canada, Europe and Asia. Our products are sold under some of the most-recognized brand names in the fitness industry: Bowflex®, Schwinn®, JRNY® and Nautilus®. Consistent with our North Star strategy, subsequent to our fiscal year end, we sold the Nautilus brand trademark assets and related licenses, which we view as non-core assets.

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

Our results for the fiscal year ended March 31, 2023 ("fiscal 2023") were driven by the actions outlined in our North Star strategy. The five strategic pillars of our North Star strategy are: (1) adopt a consumer first mindset; (2) scale a differentiated digital offering; (3) focus investments on core businesses; (4) evolve supply chain to be a strategic advantage; and (5) build organizational capabilities to win by unleashing the power of our team. We have made strong progress on all these pillars over the past two years and we believe that we have set the foundation for becoming a leader in connected fitness by leveraging our equipment business and scaling a differentiated offering.

Our transformation will build on our leading brands, products, innovation, distribution and digital assets. Our' operating model is a strategic advantage. Our asset-light manufacturing, diversified product portfolio, omni-channel distribution and variable cost structure, which enables tight management of margin, operating expenses and inventory levels, is a model built to flex with variability in market conditions.

The profound and enduring shift in consumer fitness habits post-pandemic toward at-home workouts continues to enhance the long-term opportunity for the Company. This is a long-term shift and the Company is well-positioned to take advantage of this opportunity.

To weather the macro-economic and retail challenges that we currently face, we are staying grounded in our mission and unwavering dedication to build a healthier world, one person at a time. We also remain steadfast in our strategy to provide consumers a broad variety of superior products at a range of price points via our-omnichannel distribution model. We continue to enhance our product portfolio with our differentiated JRNY® connected fitness offering. We believe that the advantages associated with a broad assortment of products and omni-channel distribution model allow us to offset areas of weakness.

Company Results

Comparison for the Fiscal Year Ended March 31, 2023 to the Fiscal Year Ended March 31, 2022

•Net sales were $286.8 million for 2023, reflecting a 51.3% decrease as compared to net sales of $589.5 million for 2022.

•Net sales of our Direct segment decreased by $82.4 million, or 37.2%, in 2023, compared to 2022.

•Net sales of our Retail segment decreased by $220.0 million, or 60.4%, in 2023, compared to 2022.

•Backlog was $12.0 million at March 31, 2023, compared to $32.9 million at March 31, 2022 as retailers are now ordering closer to inventory needs.

•Royalty income for 2023 decreased by $0.37 million, or 9.8% compared to 2022.

•Gross profit was $52.0 million, compared to $148.5 million last year. Gross profit margins were 18.1% compared to 25.2% last year. The 7.1 ppt decrease in gross profit margins was primarily due to increased discounting given our heavy inventory position and the decision to exit Nautilus branded products (-5 ppts), unfavorable logistics overhead absorption (-3 ppts), deleverage of JRNY® COGs (-2 ppts), and increased outbound freight (-1 ppt), offset by lower landed product costs, driven by lower inbound freight and lower factory costs (+4 ppts). Excluding Nautilus branded products, gross profit margin would have been 20.1%.

•Operating expenses were $145.3 million compared to $173.8 million last year. The decrease of $28.5 million, or 16.4%, was primarily due to $38.3 million decrease in media spending, a $9.9 million decrease due to savings in other operating expenses, a $7.4 million decrease in other variable selling and marketing expenses due to decreased sales, and a $4.7 million prior year loss contingency for a legal settlement, offset by goodwill and intangible impairment charge of $27.0 million, $2.5 million in restructuring related charges and a $2.3 million increase in JRNY® investments. Total advertising expenses were $23.2 million versus $61.5 million last year.

•Operating loss was $93.4 million, or a negative 32.6% operating margin, compared to an operating loss of $25.3 million, or a negative 4.3% operating margin, for last year, primarily due to lower gross profit and higher operating expenses, including a goodwill and intangible impairment charge of $27.0 million and a $2.5 million restructuring charge.

•Income tax expense from continuing operations was $9.4 million this year compared to a $6.0 million tax benefit last year. The income tax expense in the current year was primarily the result of the $25.4 million deferred tax asset valuation allowance recorded in fiscal 2023. The effective tax rate was (9.5)% this year compared to 21.3% last year.

•Loss from continuing operations was $107.5 million, or $3.40 per diluted share, compared to loss of $22.2 million, or $0.72 per diluted share, last year. The decrease in loss from continuing operations was primarily due to lower gross profit and higher operating expenses as discussed in more detail above.

•Net loss was $105.4 million, compared to a net loss of $22.4 million last year. Net loss per diluted share was $3.34, compared to net loss per diluted share of $0.72 last year. The decrease in net loss was primarily due to lower gross profit and higher operating expenses as discussed in more detail above.

North Star Strategy Update

We have made significant progress over the last two years on our long term strategic transformation under our North Star Strategy, which we believe will make our Company stronger as our industry normalizes post-pandemic. We have made progress in three key areas;

Adopt a Consumer First Mindset
We have implemented better consumer segment targeting and optimized our media mix, which is driving enhanced return on investment. We are seeing the benefits of this in the demand for our equipment, particularly our fast-moving top sellers. This is highlighted by the strength in our Direct business and we have an exciting pipeline of new product offerings and refreshed Bowflex branding to be introduced in fiscal 2024.

Turn Supply Chain into a Competitive Advantage
We are starting to have tangible gross margin improvement via lower landed product costs, we have significantly enhanced our delivery time to retailers, permitting them to order closer in to when they need product, and we are rolling-out a better last-mile delivery process for our Direct consumers.

Scaling a Differentiated Digital Offering
We have made progress by building JRNY® connected fitness experiences across our equipment portfolio so that anyone can experience the benefits of connecting fitness.

JRNY® Update

•As of March 31, 2023, Members of JRNY®, our personalized connected fitness platform, reached 508,000, representing approximately 56% growth versus the same quarter last year. Of these Members, 156,000 were Subscribers, representing approximately 41% growth over the same period last year. We define JRNY® Members as all individuals who have a JRNY® account and/or subscription, which includes Subscribers, their respective associated users, and users who consume free content. We define Subscribers as a person or household who paid for a subscription, are in a trial, or have requested a "pause"' to their subscription for up to three months.

•Earlier this year, we introduced an innovative feature set to its adaptive fitness platform with the launch of JRNY® with Motion Tracking, which pairs repetition tracking, form guidance, and adaptive weight targets, along with its extensive library of personalized cardio, strength, and whole-body workouts. Members can now access these features on their mobile device or tablet within their existing membership and without the need for additional equipment.

•We also recently introduced new pricing tiers: JRNY® Mobile-Only, made just for mobile device or tablet users at a lower price point, and JRNY® All-Access, which allows Members to take advantage of JRNY®’s features across their mobile devices, tablets, and Bowflex® products with built-in touchscreens.

•JRNY® learns with each use by assessing Members’ fitness levels and recommends workouts based on their abilities and the workout experiences they favor, creating an adaptive and personalized fitness plan that Members can stick to for long-term success. Leveraging proprietary technology and machine learning expertise from our acquisition of VAY, these new features are enhancing value within the JRNY® platform, which we believe will continue to drive membership growth.

Key Trends and Drivers of Performance

The following forward-looking statements reflect our full fiscal year 2024 expectations as of May 23, 2023 and are subject to risks and uncertainties.

Full Year Fiscal 2024

•We expect full year net revenue to be in the range of $270 million to $300 million, with the second half of the year representing 60% to 65% of full year net revenue. We expect Q1 to be the lowest revenue quarter of the year, and as a % of full year sales, to be lower than last year. Finally, given the sale of the Nautilus Brand, we expect royalty revenue to be $1.8 million.

•We are targeting JRNY® Members to be approximately 625,000 at March 31, 2024.

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

Forecasting for our business during and following the COVID-19 pandemic has proven to be challenging. Despite solid demand for our products as demonstrated in our Direct segment, headwinds in Retail re-orders persist as our retail partners continue to act conservatively in light of uncertainty in the economic environment. We have had significant difficulty in forecasting near-term demand and, as a result, our expected near-term operating performance. We are taking decisive actions to reduce our costs and realign our business with the short-term revenue outlook. See "Risk Factors - Strategic and Operational Risks - Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory" in this Form 10-K.

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

DISCONTINUED OPERATIONS

Results from discontinued operations relate to the disposal of our former Nautilus® Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to the Commercial business in fiscal 2023 or 2022, we incurred an immaterial amount of product liability expenses associated with products previously sold into the Commercial channel.

In the second quarter of fiscal 2023, we completed the tax deregistration of a foreign entity that was part of the discontinued operations. As a result, the previously unrecognized tax benefit and associated accrued interest and penalty in the amount of $2.1 million was released and recorded as a component of income taxes from discontinued operations during the quarter ended September 30, 2022. There were no further significant activities or changes to our discontinued operations during fiscal 2023.

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

Goodwill and Other Intangible
We evaluate our indefinite-lived intangible assets and goodwill for potential impairment annually or when events or circumstances indicate their carrying value may be impaired. Definite-lived intangible assets, including acquired trade names, customer relationships, patents and patent rights, and other long-lived assets, primarily property, plant and equipment, are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. During the year ended March 31, 2023 ("fiscal 2023"), we identified a triggering event. While the fair value of our reporting units exceeded their respective carrying values as of March 31, 2022, we observed continued market volatility including significant declines in our market capitalization during the three month period ended June 30, 2022. Our trailing 30-day average market capitalization was approximately $137 million at March 31, 2022 compared to $66 million, the trailing 30-day average, as of June 30, 2022. As a result, we performed an interim evaluation and a market capitalization reconciliation during the first quarter of fiscal 2023, which resulted in a non-cash goodwill impairment charge of $24.5 million.

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

RESULTS OF OPERATIONS

The discussion that follows regarding our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 should be read in conjunction with our consolidated financial statements and the related notes in this report. All comparisons to prior year results are in reference to continuing operations only in each period, unless otherwise indicated. A discussion regarding our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 3, 2022, which is available free of charge on the SEC’s website at www.sec.gov and our Investors website at http://www.nautilusinc.com/investors/sec-filings/.

Results of operations information was as follows (in thousands):

	Year Ended March 31,
	2023	2022	Change	% Change
Net sales	$286,773	$589,534	$(302,761)	(51.4)%
Cost of sales	234,819	441,077	(206,258)	(46.8)%
Gross profit	51,954	148,457	(96,503)	(65.0)%
Operating expenses:
Selling and marketing	51,505	99,204	(47,699)	(48.1)%
General and administrative	42,474	51,783	(9,309)	(18.0)%
Research and development	21,822	22,786	(964)	(4.2)%
Goodwill and intangible impairment charge	26,965	—	26,965	NM
Restructuring and exit charges	2,549	—	2,549	NM
Total operating expenses	145,315	173,773	(28,458)	(16.4)%
Operating loss	(93,361)	(25,316)	(68,045)	268.8%
Other income (expense):
Interest income	9	35	(26)
Interest expense	(3,795)	(1,580)	(2,215)
Other, net	(982)	(1,369)	387
Total other expense, net	(4,768)	(2,914)	(1,854)
Loss from continuing operations before income taxes	(98,129)	(28,230)	(69,899)
Income tax (benefit) expense	9,359	(6,026)	15,385
Loss from continuing operations	(107,488)	(22,204)	(85,284)
Income (loss) from discontinued operations, net of income taxes	2,089	(227)	2,316
Net loss	$(105,399)	$(22,431)	$(82,968)
NM = Not Meaningful

Results of operations information by segment and major product lines was as follows (in thousands):

	Year Ended March 31,
	2023	2022	Change	% Change
Net Sales
Direct net sales:
Cardio products(1)	$93,889	$128,550	$(34,661)	(27.0)%
Strength products(2)	45,400	93,176	(47,776)	(51.3)%
Direct	139,289	221,726	(82,437)	(37.2)%

Retail net sales:
Cardio products(1)	62,225	208,991	(146,766)	(70.2)%
Strength products(2)	81,888	155,078	(73,190)	(47.2)%
Retail	144,113	364,069	(219,956)	(60.4)%

Royalty income	3,371	3,739	(368)	(9.8)%
	$286,773	$589,534	$(302,761)	(51.4)%

Cost of sales:
Direct	$110,625	$153,609	$(42,984)	(28.0)%
Retail	124,194	287,468	(163,274)	(56.8)%
	$234,819	$441,077	$(206,258)	(46.8)%

Gross profit:
Direct	$28,664	$68,117	$(39,453)	(57.9)%
Retail	19,919	76,601	(56,682)	(74)%
Royalty	3,371	3,739	(368)	(9.8)%
	$51,954	$148,457	$(96,503)	(65.0)%

Gross margin:
Direct	20.6%	30.7%	(1,010)	basis points
Retail	13.8%	21.0%	(720)	basis points

Contribution:
Direct	$(29,626)	$(15,711)	$(13,915)	88.6%
Retail	(5,720)	44,831	(50,551)	(112.8)%

Contribution rate:
Direct	(21.3)%	(7.1)%	(1,420)	basis points
Retail	(4.0)%	12.3%	(1,630)	basis points

(1) Cardio products include: connected-fitness bikes like the Bowflex® C6, VeloCore® and Schwinn® IC4, Max Trainer®, Zero Runner®, treadmills, other exercise bikes, ellipticals and subscription services.

(2) Strength products include: home gyms and Bowflex® SelectTech® dumbbells, kettlebell and barbell weights, and accessories

Total Company Results

In addition to providing a comparison of its financial results and trends for the fiscal year ended March 31, 2023 as compared to the prior fiscal year ended March 31, 2022, to gauge sales growth against more "normalized" or pre-pandemic results, the Company thinks it is helpful to investors to provide a comparison of its sale results for the fiscal year ended March 31, 2023 as compared to the pre-pandemic twelve month period ended March 31, 2020.

Comparison of the Twelve Months Ended March 31, 2023 to the Twelve Months ended March 31, 2022

Net Sales and Gross Profit

Direct Segment

Net sales were $139.3 million for 2023, compared to $221.7 million, a decline of 37.2%,versus 2022 and $120.1 million, an increase of 16.0%, compared to fiscal 2020. The net sales decrease was primarily driven by lower strength sales. The net sales increase compared to fiscal 2020 was due to increased demand.

Cardio sales declined 27.0% in 2023 versus 2022 and were flat compared to the same period in fiscal 2020. Lower cardio sales this year were primarily driven by lower bike demand. Strength product sales declined 51.3% in 2023 versus 2022 and increased 74.7% compared to the same period in fiscal 2020. Lower strength sales in 2023 were primarily driven by lower demand for SelectTech® weights.

The Direct segment had $0.5 million of backlog as of March 31, 2023. Backlog represents unfulfilled consumer orders net of current promotional programs and sales discounts.

Gross profit margin was 20.6% in 2023 versus 30.7% last year. The 10.1 ppt decrease in gross profit margin was primarily due to increased discounting given the heavy inventory position and the decision to exit Nautilus branded products (-6 ppts), deleverage of JRNY® COGs (-2 ppts), unfavorable logistics overhead absorption (-2 ppts) and increased other costs (-1 ppt), partially offset by lower outbound freight (+1 ppt). Gross profit in 2023 was $28.7 million, a decrease of 57.9% versus 2022.

Segment contribution loss was $29.6 million for 2023, compared to segment contribution loss of $15.7 million for 2022. The decline was primarily driven by lower sales and gross profit margin as discussed above, partially offset by a decrease in media spend. Advertising expenses were $23.3 million in 2023 compared to $61.5 million in 2022.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers were 52.5% in 2023 compared to 56.7% in 2022. The decrease in approvals reflects lower credit quality applications.

Retail Segment

Net sales were $144.1 million for 2023, compared to $364.1 million, a decline of 60.4%, in 2022 and $154.3 million, a decrease of 6.6%, compared to fiscal 2020, excluding sales related to the Octane brand. Retail segment sales outside the United States and Canada decreased 69.7% in 2023 as compared to 2022. The decrease in net sales was primarily driven by the return to pre-pandemic seasonal demand, lower cardio sales and higher sales discounting. The net sales decrease compared to fiscal 2020 was due to decreased demand.

Cardio sales declined 70.2% in 2023 compared to 2022 and were down 41.1% compared to fiscal 2020, excluding sales related to the Octane brand. Lower cardio sales this year were primarily driven by lower bike demand. Strength product sales declined 47.2% in 2023 versus 2022 and increased 68.5% compared to fiscal 2020. Lower strength sales in 2023 were primarily driven by lower demand for SelectTech® weights.

The Retail segment had $11.5 million of backlog as of March 31, 2023. This amount represents customer orders for future shipments and are net of contractual rebates and consideration payable to applicable Retail customers.

Gross profit margin was 13.8% in 2023 versus 21.0% in 2022. The 7.2 ppt decrease in gross profit margin was primarily driven by unfavorable logistics overhead absorption (-4 ppts), increased discounting given our heavy inventory position and the decision to exit Nautilus branded products (-3 ppts) and increased other costs (-1 ppt), partially offset by lower product costs (+1 ppt) driven by lower inbound freight and lower factory costs. Gross profit was $19.9 million in 2023, a decrease of 74.0% versus 2022.

Segment contribution loss for 2023 was $5.7 million, or 4.0% of sales, compared to contribution income of $44.8 million, or 12.3% of sales, last year. The decline was primarily driven by lower net sales and gross profit as explained above.

Royalty

Royalty income decreased by $0.4 million, or 9.8%, to $3.4 million in 2023 compared 2022, primarily due to royalty settlements.

Operating Expenses
Operating expenses for 2023 were $145.3 million, a decrease of $28.5 million, or 16.4%, as compared to operating expenses of $173.8 million for 2022. The decrease was primarily due to a $38.3 million decrease in media spending, a $9.9 million decrease due to savings in other operating expenses, a $7.4 million decrease in other variable selling and marketing expenses due to decreased sales, and a $4.7 million prior year loss contingency for a legal settlement, offset by goodwill and intangible impairment charge of $27.0 million, $2.5 million in restructuring related charges and a $2.3 million increase in JRNY® investments.

Selling and Marketing
Selling and marketing expenses include payroll, employee benefits, and other headcount-related expenses associated with sales and marketing personnel, and the costs of media advertising, promotions, trade shows, seminars, sales incentives related to our JRNY® platform and other programs.

Selling and marketing information was as follows (dollars in thousands):

	Year Ended March 31,		Change
	2023	2022	$	%
Selling and marketing	$51,505	$99,204	$(47,699)	(48.1)%
As % of net sales	18.0%	16.8%

The decrease in selling and marketing in 2023 compared to 2022 was primarily due to a $38.3 million decrease in media spend, a $7.4 million decrease in other variable selling and marketing expenses due to decreased sales, and $2.2 million in other cost savings, partially offset by an increase of $0.2 million JRNY® related investments. We expect variable selling and marketing expenses to continue to flex with sales.

The increase in selling and marketing as a percentage of net sales was due to the decreases in spending being more than offset by lower net sales. We expect selling and marketing expenses to decrease as a % of net sales next fiscal year.

Media advertising expense is the largest component of selling and marketing and was as follows (dollars in thousands):

	Year Ended March 31,		Change
	2023	2022	$	%
Total advertising	$23,250	$61,519	$(38,269)	(62.2)%

The $38.3 million decrease in media advertising in 2023 compared to 2022 reflects a return to more historical, pre-pandemic levels of advertising.

General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, acquisition costs and other administrative fees.

General and administrative expense was as follows (dollars in thousands):

	Year Ended March 31,		Change
	2023	2022	$	%
General and administrative	$42,474	$51,783	$(9,309)	(18.0)%
As % of net sales	14.8%	8.8%

The $9.3 million decrease in general and administrative in 2023 compared to 2022 was primarily due to a $4.7 million prior year loss contingency related to a legal settlement, a $2.4 million decrease in contracted services, a $1.8 million decrease in legal expenses, and a $1.5 million decrease in personnel costs, offset by an increase of $0.7 million of JRNY® related expenses and a $0.4 million increase in other costs.

The increase in general and administrative as a percentage of net sales was due to the decreases in spending being more than offset by lower net sales. We expect general and administrative expenses to decrease as a % of net sales next fiscal year.

Research and Development
Research and development expenses include payroll, employee benefits, other headcount-related expenses and information technology associated with product development.

Research and development expenses was as follows (dollars in thousands):

	Year Ended March 31,		Change
	2023	2022	$	%
Research and development	$21,822	$22,786	$(964)	(4.2)%
As % of net sales	7.6%	3.9%

The $1.0 million decrease in research and development in 2023 compared to 2022 was driven primarily by the timing of technical projects and investments in JRNY®, our digital platform.

The increase in research and development as a percentage of net sales was due to the decreases in spending being more than offset by lower net sales. We expect research and development expenses to decrease as a % of net sales next fiscal year.

Goodwill and Intangible Impairment Charge
As a result of the decline in our market value relative to the market and our industry, which was identified as a triggering event, we performed an interim evaluation and a market capitalization reconciliation during the first quarter of fiscal 2023 which resulted in a non-cash goodwill and indefinite-lived intangible assets impairment charge of $27.0 million.

For additional information related to our goodwill and intangible impairment charge, see Notes 12 and 13.

Restructuring and Exit Charges
Restructuring and exit charges of $2.5 million in fiscal 2023 included $1.7 million in severance and termination plan benefits and $0.9 million in third-party related costs. 1.3 million was paid during the fourth quarter of fiscal 2023.

Operating Loss
Operating loss for 2023 was $93.4 million, an increase of $68.1 million, as compared to an operating loss of $25.3 million for 2022. The increase was primarily driven by lower gross profit due to lower sales, partially offset by lower operating expenses.

Interest Expense
Interest expense of $3.8 million and $1.6 million in 2023 and 2022, respectively, was primarily related to the outstanding balance on our term loan and line of credit.

Other Expense, Net
Other expense, net includes the effect of currency exchange rate fluctuations with the U.S. and our foreign subsidiaries, debt extinguishment and equity investment impairments.

Other expense, net was as follows (in thousands):

	Year Ended March 31,		Change
	2023	2022	$	%
Other expense, net	$(982)	$(1,369)	$387	28.3%

The decrease in other expense, net was primarily due to a prior year loss on foreign currency of $1.3 million, offset by a current year equity investment impairment of $0.7 million. Other, net in 2023 includes a $0.2 million loss on debt extinguishment.

Loss from Continuing Operations
Loss from continuing operations was $107.5 million for 2023, or $3.40 per diluted share, compared to loss from continuing operations of $22.2 million, or $0.72 per diluted share, for 2022. The increase in loss from continuing operations was primarily due to lower gross profit and higher operating expenses as a percentage of sales.

Income Tax (Benefit) Expense
Income tax (benefit) expense includes U.S. and international income taxes, and interest and penalties on uncertain tax positions.

Income tax (benefit) expense was as follows (dollars in thousands):

	Year Ended March 31,		Change
	2023	2022	$	%
Income tax (benefit) expense	$9,359	$(6,026)	$15,385	(255.3)%
Effective tax rate	(9.5)%	21.3%

The income tax expense from continuing operations for 2023 was primarily the result of recording a U.S. deferred tax asset valuation allowance in the amount of $25.4 million to reduce the existing U.S. domestic deferred tax assets to their anticipated realizable value. The income tax benefit from continuing operations for 2022 was primarily driven by the loss generated in the U.S.

Refer to Note 18, Income Taxes, to our consolidated financial statements included in Part II, Item 8 of this report for additional information.

Net Loss
Net loss was $105.4 million for 2023, compared to a net loss of $22.4 million for 2022. Net loss per diluted share was $3.34 for 2023, compared to net loss per diluted share of $0.72 for 2022.

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

As of March 31, 2023, we had $18.3 million of cash and restricted cash, and $14.9 million was available for borrowing under the WF ABL Revolving Facility, compared to cash and restricted cash of $14.2 million and $65.8 million available for borrowing under the WF ABL Revolving Facility as of March 31, 2022.

Cash provided by operating activities was $18.8 million for fiscal 2023, compared to cash used in operating activities of $66.6 million for fiscal 2022. The improvement in cash flows from operating activities for fiscal 2023 compared to fiscal 2022 was primarily due to changes in our operating assets and liabilities discussed below, offset by increased net loss.

Trade receivables decreased by $40.0 million to $21.5 million as of March 31, 2023, compared to $61.5 million as of March 31, 2022. The decrease in trade receivables was primarily driven by lower sales in the fourth quarter of fiscal 2023.

Inventory decreased by $64.6 million to $46.6 million as of March 31, 2023, compared to $111.2 million as of March 31, 2022. The decrease in inventory was driven by faster turns of inventory on-hand and lower inventory in-transit. About 6% of inventory as of March 31, 2023 was in-transit.

Prepaids and other current assets decreased by $6.5 million to $8.0 million as of March 31, 2023, compared to $14.5 million as of March 31, 2022, primarily driven by a $2.2 million decrease in deferred compensation associated with the VAY acquisition, a $1.4 million decrease in prepaid marketing, a $0.5 million decrease in duty receivable, and a $4.0 million decrease in other prepaids, offset by a $1.5 million increase in deferred contracts costs.

Trade payables decreased by $23.8 million to $29.4 million as of March 31, 2023, compared to $53.2 million as of March 31, 2022, primarily due to strong inventory management as the Company sold through existing inventory and minimized purchases to end the year with inventory more in line with projected revenue.

Accrued liabilities decreased by $13.8 million to $15.6 million as of March 31, 2023, compared to $29.4 million as of March 31, 2022, primarily driven by a $4.6 million decrease due to a prior year legal settlement accrual, a $3.9 million decrease in accrued compensation associated with the release of the VAY acquisition restricted asset, a $2.9 million decrease in off-site material accruals, a $2.4 million decrease in other payroll related liabilities due to reduced headcount and timing, a $1.2 million decrease in customer deposits associated with earned sales, and a $0.3 million decrease in the direct return reserve as sales levels declined, offset by a $1.6 million increase in severance accrual.

Cash used in investing activities of $12.6 million in fiscal 2023 was due to $12.6 million used for capital expenditures, primarily for information technology assets, our digital platform JRNY® and production tooling and equipment. We anticipate spending between $4.0 million and $4.5 million in fiscal 2024 for digital platform enhancements, systems integration, and production tooling.

Cash used in financing activities of $4.0 million in fiscal 2023 was primarily related to payments on our long-term debt of $89.7 million and payment of debt issuance costs of $2.2 million, offset by proceeds from long-term debt of $88.3 million.

Free Cash Flow

Free cash flow is a non-GAAP financial measure. We define free cash flow as net cash provided by (used in) minus capital expenditures. We believe that, when viewed with our GAAP results, free cash flow provides management, investors and other users of our financial information with a more complete understanding of factors and trends affecting our cash flows. We believe free cash flow provides useful additional information to users of our financial information and is an important metric because it represents a measure of how much cash we have available for discretionary and non-discretionary items after the deduction of capital expenditures. We use this metric internally, as we believe our sustained ability to generate free cash flow is an important driver of value creation. However, this non-GAAP financial measure is not intended to supersede or replace our GAAP results.

The following table presents a reconciliation of free cash flow, a non-GAAP financial measure, to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP (in thousands):

	Year Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$18,846	$(66,566)
Purchase of property, plant and equipment	(12,618)	(13,050)
Free cash flow	$6,228	$(79,616)
Net loss	$(105,399)	$(22,431)
Free cash flow as percentage of net loss	5.9%	(354.9)%

Financing Arrangements

SLR Credit Agreement

On November 30, 2022, we entered into a Term Loan Credit Agreement (the “SLR Credit Agreement”) with Crystal Financial LLC D/B/A SLR Credit Solutions, a Delaware limited liability company, as administrative agent (“SLR”) and lenders from time to time party thereto (collectively the “Lenders”).

Pursuant to the SLR Credit Agreement, the Lenders have agreed, among other things, to make available to us a term loan facility in the aggregate principal amount of up to $30.0 million, subject to a borrowing base (the “SLR Term Loan Facility”), as such amounts may increase or decrease in accordance with the terms of the SLR Credit Agreement. The principal amount of the loan will initially bear interest based on the Adjusted Term SOFR rate plus a margin of 8.25%. From and after the first day of each fiscal month, commencing with the first fiscal month following the receipt by the Agent of the annual audited financial statements of the Loan Parties and their Subsidiaries pursuant to the terms of Section 5.1 and clause (a) of Schedule 5.1 to this Agreement for the fiscal year ending March 31, 2024 (such date referred to herein as the "2024 Financial Statement Delivery Date"), the margin will be either 7.75% or 8.25% based on whether our fixed charge coverage ratio is greater than 1.00 to 1.00 or less than or equal to 1.00 to 1.00, respectively.

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

Amendment to Existing WF ABL Revolving Facility

On November 30, 2022, we also entered into an Amendment (the “Amendment”) to our existing asset-based revolving loan facility with Wells Fargo Bank, NA (the "WF ABL Revolving Facility") and term loan facility (the "WF

Term Loan Facility" and together with the WF ABL Revolving Facility, the "WF Credit Facility"), dated as of January 31, 2020.

The Amendment terminated the term loans thereunder in connection with the refinancing described above and permitted the entry into and the lien and guarantees related to the SLR Credit Agreement. The guarantees and liens existing in connection with the Wells Fargo Credit Agreement remained in place upon the closing of the SLR Credit Agreement with respect to the revolving asset-based loans under the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement was also amended to add Financial Covenants consistent with the SLR Credit Agreement. The principal amount of the loans continue to bear interest based on the base rate or the SOFR rate, plus an applicable margin. The Amendment increased the margin applicable to SOFR loans and letters of credit to a range of 5.00% to 5.50% from a range of 1.75% to 2.25% (based on the maximum revolver amount) and the margin applicable to base rate loans to a range of 4.00% to 4.50% from a range of 0.75% to 1.25% (based on the maximum revolver amount). Borrowings under the Wells Fargo Credit Agreement are scheduled to mature, and all outstanding amounts thereunder will be payable on October 29, 2026, unless the maturity is accelerated subject to the terms set forth in the Wells Fargo Credit Agreement or if there is an earlier maturity of the SLR Credit Agreement.

Debt Summary
We used the proceeds from the SLR Term Loan Facility to extinguish our existing $9.1 million WF Term Loan Facility, to pay transaction expenses, and for general corporate purposes. In connection with the extinguishment of the WF Fargo Term Loan Facility, we recorded a loss of $0.2 million as a component of Other, net in our Consolidated Statements of Operations.

As of March 31, 2023, there was outstanding principal and accrued and unpaid interest totaled $30.0 million, with $30.0 million and $0.0 million under our SLR Term Loan Facility and WF Revolver, respectively. As of March 31, 2023, we were in compliance with the financial covenants of both the SLR Credit Agreement and WF Credit Agreement, and $14.9 million was available for borrowing under WF ABL Revolving Facility.

As of March 31, 2023, our interest rate was 12.00% for the WF Revolver and 13.42% for the SLR Term Loan Facility.

The balance sheet classification of the borrowings under the revolving loan facility has been determined in accordance with ASC 470, Debt.

For additional information subsequent to year-end related to our Borrowings see Note 25.

Shelf Registration Statement
On November 9, 2020, we filed a shelf registration statement on Form S-3 (“Shelf Registration Statement”) with the SEC under which we may, from time to time, sell securities in one or more offerings up to a total dollar amount of $100.0 million. However, as of the filing of this Annual Report on Form 10-K, our public float is less than $75 million, and under SEC regulations for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using our Shelf Registration Statement is limited to an aggregate of one-third of our public float. Once our public float again exceeds $75 million, the number of securities we may sell under our Shelf Registration Statement will no longer be limited by such rules.

Our ability to issue securities is subject to market conditions. We have not made any offerings of securities under the Shelf Registration Statement.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities are recorded at March 31, 2023.

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Nautilus, Inc. (a Washington corporation) and subsidiaries (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, statements of shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 1, 2023 expressed an unqualified opinion.

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

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Bellevue, Washington
June 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nautilus, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Nautilus, Inc. (a Washington corporation) and subsidiaries (the “Company”) as of March 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2023, and our report dated June 1, 2023 expressed an unqualified opinion on those financial statements.

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

GRANT THORNTON LLP

Bellevue, Washington
June 1, 2023

NAUTILUS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of March 31,
	2023	2022
Assets
Current assets:
Cash	$17,362	$12,872
Restricted cash	950	1,339
Trade receivables, net of allowances	21,489	61,454
Inventories	46,599	111,190
Prepaids and other current assets	8,033	14,546
Other current assets - restricted	—	3,887
Income taxes receivable	1,789	1,998
Total current assets	96,222	207,286
Property, plant and equipment, net	32,789	32,129
Operating lease right-of-use assets	19,078	23,620
Goodwill	—	24,510
Other intangible assets, net	6,787	9,304
Deferred income tax assets, non-current	554	8,760
Income taxes receivable, non-current	5,673	5,673
Other assets	2,429	2,763
Total assets	$163,532	$314,045
Liabilities and Shareholders' Equity
Trade payables	$29,378	$53,165
Accrued liabilities	15,575	29,386
Operating lease liabilities, current portion	4,427	4,494
Financing lease liabilities, current portion	122	119
Warranty obligations, current portion	2,564	4,968
Income taxes payable	328	839
Debt payable, current portion, net of unamortized debt issuance costs	1,642	2,243
Total current liabilities	54,036	95,214
Operating lease liabilities, non-current	16,380	20,926
Financing lease liabilities, non-current	282	395
Warranty obligations, non-current	703	1,248
Income taxes payable, non-current	2,316	4,029
Deferred income tax liabilities, non-current	253	—
Other long-term liabilities	1,978	1,071
Debt payable, non-current, net of unamortized debt issuance costs	26,284	27,113
Total liabilities	102,232	149,996
Commitments and contingencies (Note 24)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 31,845 and 31,268 shares issued and outstanding	10,084	6,483
Retained earnings	52,694	158,093
Accumulated other comprehensive loss	(1,478)	(527)
Total shareholders' equity	61,300	164,049
Total liabilities and shareholders' equity	$163,532	$314,045
See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended March 31,
	2023	2022
Net sales	$286,773	$589,534
Cost of sales	234,819	441,077
Gross profit	51,954	148,457
Operating expenses:
Selling and marketing	51,505	99,204
General and administrative	42,474	51,783
Research and development	21,822	22,786
Goodwill and intangible impairment charge	26,965	—
Restructuring and exit charges	2,549	—
Total operating expenses	145,315	173,773
Operating loss	(93,361)	(25,316)
Other income (expense):
Interest income	9	35
Interest expense	(3,795)	(1,580)
Other expense, net	(982)	(1,369)
Total other expense, net	(4,768)	(2,914)
Loss from continuing operations before income taxes	(98,129)	(28,230)
Income tax expense (benefit)	9,359	(6,026)
Loss from continuing operations	(107,488)	(22,204)
Discontinued operations:
Loss from discontinued operations before income taxes	(47)	(198)
Income tax (benefit) expense of discontinued operations	(2,136)	29
Income (loss) from discontinued operations	2,089	(227)
Net loss	$(105,399)	$(22,431)

Basic loss per share from continuing operations	$(3.40)	$(0.72)
Basic income per share from discontinued operations	0.06	—
Basic loss income per share	$(3.34)	$(0.72)

Diluted (loss) income per share from continuing operations	$(3.40)	$(0.72)
Diluted income (loss) per share from discontinued operations	0.06	—
Diluted net (loss) income per share	$(3.34)	$(0.72)
Shares used in per share calculations:
Basic	31,585	31,029
Diluted	31,585	31,029

See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended March 31,
	2023	2022
Net (loss) income	$(105,399)	$(22,431)
Other comprehensive (loss) income:
Unrealized loss on marketable securities, net of income tax expense of $— and $13	—	(4)
Foreign currency translation adjustment, net of income tax expense (benefit) of $(62) and $13	(951)	(368)
Other comprehensive (loss) income	(951)	(372)
Comprehensive (loss) income	$(106,350)	$(22,803)
See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Amount
Balances at March 31, 2021	30,576	2,176	180,524	(155)	182,545
Net loss	—	—	(22,431)	—	(22,431)
Unrealized loss on marketable securities, net of income tax expense of $13	—	—	—	(4)	(4)
Foreign currency translation adjustment, net of income tax expense of $13	—	—	—	(368)	(368)
Stock-based compensation expense	—	6,262	—	—	6,262
Common stock issued under equity compensation plan, net of shares withheld for tax payments	646	(2,441)	—	—	(2,441)
Common stock issued under employee stock purchase plan	46	486	—	—	486
Balances at March 31, 2022	31,268	6,483	158,093	(527)	164,049
Net loss	—	—	(105,399)	—	(105,399)
Unrealized loss on marketable securities, net of income tax expense of $—	—	—	—	—	—
Foreign currency translation adjustment, net of income tax expense of $(62)	—	—	—	(951)	(951)
Stock-based compensation expense	—	3,885	—	—	3,885
Common stock issued under equity compensation plan, net of shares withheld for tax payments	458	(497)	—	—	(497)
Common stock issued under employee stock purchase plan	119	213	—	—	213
Balances at March 31, 2023	31,845	$10,084	$52,694	$(1,478)	$61,300
See accompanying notes to consolidated financial statements.

NAUTILUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2023	2022
Cash flows from operating activities:
(Loss) income from continuing operations	$(107,488)	$(22,204)
Income (loss) from discontinued operations	2,089	(227)
Net (loss) income	(105,399)	(22,431)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,103	8,615
Provision for allowance for doubtful accounts	761	414
Inventory lower-of-cost-or / net realizable value adjustments	821	—
Stock-based compensation expense	3,885	6,262
(Gain) loss on asset dispositions	(2)	—
Loss on debt extinguishment	228	—
Goodwill and other intangible impairment charge	26,965	—
Deferred income taxes, net of valuation allowances	8,958	(7,827)
Other	691	586
Changes in operating assets and liabilities:
Trade receivables	39,247	26,906
Inventories	64,954	(41,774)
Prepaids and other assets	11,077	7,993
Income taxes receivable	221	(7,672)
Trade payables	(22,061)	(44,159)
Liability-classified stock-based compensation expense	24	—
Accrued liabilities and other liabilities, including warranty obligations	(22,627)	6,521
Net cash provided by (used in) operating activities	18,846	(66,566)
Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	—	73,448
Acquisition of business, net of cash acquired	—	(26,035)
Purchases of property, plant and equipment and capitalized software development	(12,618)	(13,050)
Net cash (used in) provided by investing activities	(12,618)	34,363
Cash flows from financing activities:
Proceeds from long-term debt	88,261	65,238
Payments on long-term debt	(89,660)	(49,930)
Payment of debt issuance costs	(2,153)	(577)
Payments on finance lease liabilities	(119)	(60)
Proceeds from employee stock purchases	213	486
Proceeds from exercise of stock options	—	479
Tax payments related to stock award issuances	(497)	(2,920)
Net cash (used in) provided by financing activities	(3,955)	12,716
Effect of exchange rate changes	(2,059)	(2,195)
Net increase (decrease) in cash, cash equivalents and restricted cash	214	(21,682)
Cash and restricted cash at beginning of period	18,098	39,780
Cash and restricted cash at end of period	$18,312	$18,098

Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes, net	$255	$13,983
Cash paid for interest	2,886	655
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$379	$1,077

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same amounts shown above:

	Year Ended March 31,
	2023	2022
Cash	$17,362	$12,872
Restricted cash	950	1,339
Other current assets - restricted	—	3,887
Total cash, cash equivalents and restricted cash	$18,312	$18,098

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

Basis of Consolidation and Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and relate to the Company and its subsidiaries, all of which are wholly-owned, directly or indirectly. Intercompany transactions and balances have been eliminated in consolidation.

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

Discontinued Operations
Results from discontinued operations relate to the disposal of our former Nautilus® Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to our former Commercial business from January 1, 2020 through March 31, 2023, we continued to have product liability and other legal expenses associated with product previously sold into the Commercial channel.

Results of operations related to the Commercial business have been presented in the consolidated financial statements as discontinued operations for all periods presented.

Use of Management's Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in the financial statements. Our critical accounting estimates relate to goodwill and other long-term assets. Actual results could differ from our estimates.

Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents held in bank accounts in excess of federally-insured limits and trade receivables. Trade receivables are generally unsecured and therefore collection is affected by the economic conditions in each of our principal markets.

We rely on third-party contract manufacturers in Asia for substantially all of our products and for certain product engineering support. Business operations could be disrupted by natural disasters, difficulties in transporting products from non-U.S. suppliers, as well as political, social or economic instability in the countries where contract manufacturers or their vendors or customers conduct business. While any such contract manufacturing arrangement could be replaced over time, the temporary loss of the services of any primary contract manufacturer could delay product shipments and cause a significant disruption in our operations. In the fiscal year ended March 31 2023 ("fiscal 2023") we had one vendor that accounted for 37% of our trade payables. In the fiscal year ended March 31 2022 ("fiscal 2022") we had three vendors that each individually accounted for more than 11%, but less than 23% of our trade payables.

We derive a significant portion of our net sales from a small number of our Retail customers. A loss of business from one or more of these large customers, if not replaced with new business, would negatively affect our operating results and cash flows. In fiscal 2023, we had one customer that accounted for 19% of our net sales. In fiscal 2022, we had two customers that one customer each individually accounted for more than 10%, but less than 18%, of our net sales.

In fiscal 2023 and fiscal 2022, we had three customers that each individually accounted for more than 10%, but less than 39%, of our trade receivables.

Restricted Cash
We are required by our banking partner to maintain a restricted bank account to cover for exposures on corporate credit cards and letters of credits. The use of these funds are restricted until the exposure with the banking partner is closed.

Other Current Assets - Restricted
Other current assets - restricted represents an escrow account for contingent consideration that was paid to the former owners of VAY AG upon achievement of continued employment over an 18 month period that ended on March 17, 2023. For additional information, refer to Note 2, Business Acquisition.

Derivative Securities
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

Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation. Improvements or betterments which add new functionality or significantly extend the life of an asset are capitalized. Software costs related to an asset developed for internal use are capitalized after the preliminary project stage, management has committed to the completion of the project and it is probable the project will be complete and used as intended. Expenditures for maintenance and repairs are expensed as incurred. The cost of assets retired, or otherwise disposed of, and the related accumulated depreciation, are removed from the accounts at the time of disposal. Gains and losses resulting from asset sales and dispositions are recognized in the period in which assets are disposed. Depreciation is recognized, using the straight-line method, over the lesser of the estimated useful lives of the assets or, in the case of leasehold improvements, the lease term, including renewal periods if we expect to exercise our renewal options. Depreciation on automobiles, computer software and equipment, machinery and equipment is determined based on estimated useful lives, which generally range from two-to-seven years, and leasehold improvements four-to-twenty years and furniture and fixtures which generally range from five-to-twenty years. For additional information, refer to Note 10, Property, Plant and Equipment.

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

Goodwill
Goodwill consisted of the excess of acquisition consideration over the fair values of net assets acquired in business combinations. It was not amortized, but rather is tested at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a quantitative impairment analysis is performed. A quantitative impairment analysis involves estimating the fair value of a reporting unit using widely-accepted valuation methodologies including the income and market approaches, which requires the use of estimates and assumptions.

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

In accordance ASC 350 — Intangibles — Goodwill and Other, we performed our goodwill and indefinite-lived trade names impairment valuations annually, on March 31, or sooner if triggering events are identified. While the fair value of our reporting units exceeded their respective carrying values as of March 31, 2022, we observed continued market volatility, including significant declines in our market capitalization during the three month period ended June 30, 2022, which was identified as a triggering event. Our trailing 30-day average market capitalization was approximately $137 million at March 31, 2022 compared to $66 million, the trailing 30-day average, as of June 30, 2022. We performed an interim evaluation and a market capitalization reconciliation during the first quarter of fiscal 2023, which resulted in a non-cash goodwill impairment charge of $24.5 million. In fiscal 2022, our testing resulted in no impairment being recognized.

Other Intangible Assets
Indefinite-lived intangible assets consist of acquired trademarks, specifically trade names. Indefinite-lived intangible assets are stated at cost and are not amortized; instead, they are tested for impairment at least annually. We assess the value of indefinite-lived assets under either a qualitative or quantitative approach. Under a qualitative approach, we consider various market factors, including applicable key assumptions also used in the quantitative assessment listed below. If we determine that it is more likely than not that an indefinite-lived intangible assets is impaired, the quantitative approach is used to assess the asset fair value and the amount of the impairment. We review our indefinite-lived trademarks for impairment in the fourth quarter of each year or when events or changes in circumstances indicate that the assets may be impaired. The fair value of trademarks is estimated using the relief-

from-royalty method to estimate the value of the cost savings and a discounted cash flows method to estimate the value of future income. The sum of these two values for each trademark is the fair value of the trademark. If the carrying amount of trademarks exceeds the estimated fair value, we calculate impairment as the excess of carrying amount over the estimate of fair value.

We tested our indefinite-lived trademarks for impairment in the fourth quarter of fiscal 2023 and fiscal 2022 and no impairment was indicated.

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

Impairment of Long-Lived Assets
Long-lived assets, including property, plant and equipment and definite-lived intangible assets, are evaluated for impairment when events or circumstances indicate the carrying value may be impaired. When such an event or condition occurs, we estimate the future undiscounted cash flows to be derived from the use and eventual disposition of the asset to determine whether a potential impairment exists. If the carrying value exceeds estimated future undiscounted cash flows, we record impairment expense to reduce the carrying value of the asset to its estimated fair value. Based on our evaluation, we determined that our long-lived assets were recoverable, and an impairment charge was not required in fiscal 2023 or fiscal 2022.

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

We offer free trials of subscriptions, bundled with product offerings (e.g., subscription for premium content). For these types of transactions that involve multiple performance obligations, the transaction price require allocations to the distinct performance obligation, as the free trial provides a material right. The transaction price is then allocated to each performance obligation based on relative standalone selling price. We determine stand-alone selling price based on prices charged to customers. Breakage is factored into the determination of the stand-alone selling price of a free trial. Breakage or activation rate, is defined as a percentage of those that never activate a free-trial offering.

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

Activity in our sales discounts and returns allowance was as follows (in thousands):

	Year Ended March 31,
	2023	2022
Balance at beginning of period	$12,179	$6,348
Charges to reserve	29,871	49,983
Reductions for sales discounts and returns	(33,355)	(44,152)
Balance at end of period	$8,695	$12,179

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

Litigation and Loss Contingencies
From time to time, we may be involved in various claims, lawsuits and other proceedings. These legal proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur. We record expenses for litigation and loss contingencies as a component of general and administrative expense when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When a loss contingency is not both probable and estimable, we do not establish an accrued liability. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then we disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose that an estimate cannot be made. For additional information, see Note 24, Commitments and Contingencies.

Advertising and Promotion
We expense our advertising and promotion costs as incurred. Production costs of television advertising commercials are recorded in prepaids and other current assets until the initial broadcast, at which time such costs are expensed. Advertising and promotion costs are included in selling and marketing expenses and totaled $23.2 million and $61.5 million for fiscal 2023 and fiscal 2022, respectively. Prepaid advertising and promotion costs were $0.2 million and $1.6 million for fiscal 2023 and fiscal 2022, respectively.

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

Foreign Currency Translation
We translate the accounts of our non-U.S. subsidiaries into U.S. dollars as follows: revenues, expenses, gains and losses are translated at weighted-average exchange rates during the year; and assets and liabilities are translated at the exchange rate on the balance sheet date. Translation gains and losses are reported in our Consolidated Balance Sheets as a component of accumulated other comprehensive loss.

Gains and losses arising from foreign currency transactions, including transactions between us and our non-U.S. subsidiaries, are recorded as a component of other income (expense) in our Consolidated Statements of Operations.

Fair Value of Financial Instruments
The carrying values of cash, restricted cash, trade receivables, prepaids and other current assets, trade payables and accrued liabilities approximate fair value due to their short maturities.

For additional information on financial instruments recorded at fair value on a recurring basis refer to Note 6, Fair Value Measurements.

Stock-Based Compensation
We recognize stock-based compensation expense on a straight-line basis over the applicable requisite service period, based on the grant-date fair value of the award. To the extent a stock-based award is subject to performance conditions, the amount of expense recorded in a given period, if any, reflects our assessment of the probability of achieving the performance targets.

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

Shares to be issued upon the exercise of stock options or the requisite service period of stock awards will come from newly issued shares.

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

Recent Accounting Pronouncements

Newly-Adopted Pronouncements

ASU 2020-01
In January 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” The amendments in ASU 2020-01 clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. ASU 2020-01 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of ASU 2020-01 in the first quarter of fiscal 2023 did not have any effect on our financial position, results of operations or cash flows.

Recently Issued Pronouncements Not Yet Adopted

ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In May 2019, the FASB issued ASU 2019-05, which provides entities to have certain instruments with an option to irrevocably elect the fair value option. In November 2019, the FASB issued ASU 2019-11, which provides clarification and addresses specific issues about certain aspects of ASU 2016-13. In March 2020, the FASB issued ASC 2020-03, which provides an update to clarify or address specific issues. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those years. We do not expect the adoption of this guidance would have a material impact on our financial position, results of operations or cash flows.

(2) BUSINESS ACQUISITION

Fiscal year ended March 31, 2023

There we no acquisitions in the fiscal year ended March 31, 2023.

Fiscal year ended March 31, 2022

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

We accounted for the transaction as a business combination. Goodwill recorded at the time of acquisition of $24.5 million represented the excess of the purchase price over the fair value of the net tangible and intangible assets and liabilities assumed and is not deductible for tax purposes. Goodwill recorded in connection with this acquisition was primarily attributable to VAY's intellectual property base, employee workforce and application to future digital technologies. Acquired assets and liabilities assumed were recorded at estimated fair value on the acquisition date.

Total acquisition costs for fiscal 2022 were $1.0 million and were expensed in general and administrative costs. Since the acquisition occurred on September 17, 2021, no material amount of net sales or net income related to the VAY business was included in our reported March 31, 2022 financial statements.

The sellers of VAY have the opportunity to earn additional contingent consideration subject to the achievement of continued employment over an 18 months month period for a total of twenty software engineers. The contingent consideration arrangement of $3.9 million will be paid to the former owners of VAY upon achievement of these milestones and recognized as compensatory expense over the service period. An escrow account was funded for the contingency consideration and is reported on the Consolidated Balance Sheets as Other current assets - restricted.

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
The allocation of the purchase price was based upon valuation information available and estimates and assumptions made as of March 31, 2022. We have verified data and finalizing information including valuation and recording of the assets acquired and liabilities assumed, and the resulting amount of recognized goodwill.

This acquisition is not material to our net sales, results of operations or total assets during any period presented. Accordingly, our consolidated results from operations do not differ materially from historical performance as a result of this acquisition, and, therefore, pro forma results are not presented.

(3) DISCONTINUED OPERATIONS

We completed the tax deregistration of a foreign entity that was part of the discontinued operations during fiscal 2023. As a result, the previously unrecognized tax benefit and associated accrued interest and penalty in the amount of $2.1 million was released and recorded as a component of income taxes from discontinued operations during fiscal 2023. There were no further significant activities or changes to our discontinued operations during fiscal 2023.

(4) RESTRUCTURING AND EXIT CHARGES

In February 2023, we announced and began implementing a restructuring plan that included a reduction in workforce and other exit costs.

The following table summarizes restructuring reserve activity (in thousands):

	Employee Severance and Benefits	Third Party Costs	Total
Accrued liability as of March 31, 2022	$—	$—	$—
Charges / Accruals	1,657	892	2,549
(Payments)	(547)	(769)	(1,316)
Accrued liability as of March 31, 2023	$1,110	$123	$1,233

The charges incurred due to the restructuring plan are included within Restructuring and exit charges in the Consolidated Statements of Operations and the accrued employee severance and benefits as of March 31, 2023 is included in Accrued Liabilities on our Consolidated Balance Sheets.

(5) REVENUES

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Year Ended March 31,
	2023	2022
Product sales	$264,077	$567,914
Extended warranties and services	4,896	7,053
Royalty income	3,371	3,739
Other(1)	14,429	10,828
Net sales	$286,773	$589,534
(1) Other revenue is primarily subscription revenue and freight and delivery.

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Year Ended March 31,
	2023	2022
United States	$232,139	$460,237
Canada	37,820	74,883
Europe, the Middle East and Africa	4,371	41,026
All other	12,443	13,388
Net sales	$286,773	$589,534

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

	Year Ended March 31,
	2023	2022
Balance at beginning of period	$6,285	$5,551
Cash additions	1,258	4,537
Deferred revenue	7,228	6,875
Revenue recognition	(9,696)	(10,678)
Balance at end of period	$5,075	$6,285

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

We did not have any assets measured at fair value on a recurring basis as of March 31, 2023 or 2022. Liabilities measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivatives
Foreign currency forward contracts	$—	$141	$—	$141
Total liabilities at fair value	$—	$141	$—	$141

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivatives
Foreign currency forward contracts	$—	$128	$—	$128
Total liabilities at fair value	$—	$128	$—	$128

We did not have any changes to our valuation techniques during any periods presented.

The fair value of our foreign currency forward contracts is calculated as the present value of estimated future cash flows using discount factors derived from relevant Level 2 market inputs, including forward curves and volatility levels.

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

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of March 31, 2023, total outstanding forward foreign exchange contract notional amounts were $18.6 million and had maturities of 63 days or less.

The fair value of our derivative instruments was included in our Consolidated Balance Sheets as follows (in thousands):

	Balance Sheet Classification	As of March 31,
		2023	2022
Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Accrued liabilities	$141	$128

The effect of derivative instruments on our Consolidated Statements of Operations was as follows (in thousands):

	Statement of Operations Classification	Year Ended March 31,
		2023	2022
Derivative instruments not designated as cash flow hedges:
Loss recognized in earnings	Other, net	$(24)	$(30)
Income tax expense (benefit)	Income tax expense (benefit)	6	(7)

For additional information related to our derivatives, see Notes 6 and 19.

(8) TRADE RECEIVABLES

Trade receivables, net, consisted of the following (in thousands):

	As of March 31,
	2023	2022
Trade receivables	$22,107	$62,052
Allowance for doubtful accounts	(618)	(598)
Trade receivables, net of allowance	$21,489	$61,454

Changes in our allowance for doubtful trade receivables were as follows (in thousands):

	Year Ended March 31,
	2023	2022
Beginning balance	$598	$1,177
Charges to bad debt expense	761	414
Write-offs, net	(741)	(993)
Ending balance	$618	$598

(9) INVENTORIES

Our inventories consisted of the following (in thousands):

	As of March 31,
	2023	2022
Finished goods	$42,463	$104,988
Parts and components	4,136	6,202
Total inventories	$46,599	$111,190

(10) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of March 31,
				2023	2022
Automobiles	5			$23	$23
Leasehold improvements	4	to	20	3,426	3,150
Computer software and equipment	2	to	7	57,223	44,852
Machinery and equipment	3	to	5	14,953	16,447
Furniture and fixtures	5	to	20	2,034	2,634
Work in progress (1)	N/A			4,061	6,678
Total cost				81,720	73,784
Accumulated depreciation				(48,931)	(41,655)
Total property, plant and equipment, net				$32,789	$32,129
(1) Work in progress includes information technology assets and production tooling.

Depreciation expense was as follows (in thousands):

	Year Ended March 31,
	2023	2022
Depreciation expense	$11,042	$8,554

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

The components of lease cost were as follows (in thousands):

	Year Ended March 31,
	2023	2022
Operating lease expense	$5,807	$5,822
Amortization of right of use assets of finance leases assets	114	57
Interest expense of finance lease liabilities	10	6
Total lease expense	$5,931	$5,885

Other information related to leases was as follows (dollars in thousands):

	As of March 31,
	2023	2022
Supplemental cash flow information related to leases was as follows:

Operating leases:
Operating lease right-of-use assets	$19,078	$23,620

Operating lease liabilities, non-current	$16,380	$20,926
Operating lease liabilities, current	4,427	4,494
Total operating lease liabilities	$20,807	$25,420

Finance leases:
Property, plant and equipment, at cost	$569	$569
Accumulated depreciation	(171)	(57)
Property, plant and equipment, net	$398	$512

Finance lease liabilities, non-current	$282	$395
Finance lease liabilities, current	122	119
Total finance lease liabilities	$404	$514

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flow from operating leases	$6,226	$6,485
Finance cash flows from finance leases	119	60

Additional operating lease information:
ROU assets obtained in exchange for operating lease obligations	$100	$10,323
ROU assets obtained in exchange for finance lease obligations	—	569
Reductions to ROU assets resulting from reductions to operating lease obligations	1,175	1,358
Increases to ROU assets resulting from remeasurement of lease obligations	—	—

Weighted Average Remaining Lease Term:
Operating leases	5.0 years	3.1 years
Finance leases	3.5 years	4.5 years

Weighted Average Discount Rate:
Operating leases	5.05%	4.65%
Finance leases	2.08%	2.14%

We determined the discount rate for leases using a portfolio approach to determine an incremental borrowing rate to calculate the right-of-use assets and lease liabilities.

Maturities of lease liabilities under non-cancelable leases were as follows (in thousands):

	As of March 31, 2023
	Operating leases	Finance leases
Year ending:
2024	$5,382	$120
2025	5,648	120
2026	4,520	120
2027	2,361	59
Thereafter	5,796	—
Total undiscounted lease payments	23,707	419
Less imputed interest	(2,900)	(15)
Total lease liabilities	$20,807	$404

(12) GOODWILL

The rollforward of goodwill was as follows (in thousands):

	Direct	Total
Balance, March 31, 2021	$—	$—
Business acquisition (Note 2)	24,510	24,510
Balance, March 31, 2022	24,510	24,510
Goodwill impairment	(24,510)	(24,510)
Balance, March 31, 2023	$—	$—

In accordance with ASC 350 — Intangibles — Goodwill and Other, we perform our goodwill and indefinite-lived trade names impairment valuations annually, on March 31, or sooner if triggering events are identified. While the fair value of our reporting units exceeded their respective carrying values as of March 31, 2022, we observed continued market volatility including significant declines in our market capitalization during the three month period ended June 30, 2022, identified as a triggering event. Our trailing 30-day average market capitalization was approximately $137 million at March 31, 2022 compared to $66 million, the trailing 30-day average, as of June 30, 2022. We performed an interim evaluation and a market capitalization reconciliation during the first quarter of fiscal 2023, which resulted in a non-cash goodwill impairment charge of $24.5 million.

We assigned assets and liabilities to each reporting unit based on either specific identification or by using judgment for the remaining assets and liabilities that are not specific to a reporting unit. We determined the fair value of our reporting units our ASC 350 analysis using the market approach. In addition, we determined the fair value by adding a control premium observed from recent transactions of comparable companies to determine the reasonableness of that assumption and the fair values of the reporting units estimated in our ASC 350 analysis. Significant unobservable inputs and assumptions inherent in the valuation methodologies from Level 3 inputs were employed and include, but were not limited to, prospective financial information, growth rates, terminal value, royalty rates, discount rates, and comparable multiples from publicly traded companies in our industry. We compared the carrying amount of each reporting unit to its respective fair value. We reconciled the aggregate fair values of the reporting units determined in our ASC 350 analysis (as described above) to the enterprise market capitalization plus a reasonable control premium. This total value was compared to a trailing 30-day average market capitalization of approximately $66 million as of June 30, 2022. The market capitalization was allocated to the reporting units using the respective percentages of annual revenue. As a result, the market capitalization reconciliation analysis identified that the Direct reporting unit's fair value was significantly lower than its carrying value, resulting in a non-cash goodwill impairment charge of $24.5 million.

(13) OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of March 31,
				2023	2022
Indefinite-lived trademarks(1)	N/A			$6,597	$9,052
Patents	7	to	24	1,043	1,043
				7,640	10,095
Accumulated amortization - definite-lived intangible assets				(853)	(791)
				$6,787	$9,304
(1)    During the first quarter of fiscal 2023, we identified impairment indicators with our indefinite-lived trademarks resulting in a $2.5 million non-cash intangible impairment charge.

Amortization expense was as follows (in thousands):

	Year Ended March 31,
	2023	2022
Amortization expense	$61	$61

Future amortization of definite-lived intangible assets is as follows (in thousands):

2024	$61
2025	61
2026	47
2027	3
2028	3
Thereafter	15
$190

(14) EQUITY INVESTMENTS

In 2019, we made strategic equity securities investments to increase our digital capabilities. The accounting guidance related to the classification and measurement of certain equity investments requires us to account for these investments at fair value or to elect to account for these investments under the "practicability exception," which permits measurement of these investments at cost, minus impairments, plus or minus observable changes in price from orderly transactions for the identical or a similar investment of the same issuer for each reporting period. We elected this practicability exception and for the year ended March 31, 2023, we recognized an impairment of $0.7 million as we made a qualitative assessment of the investment after observing impairment indicators upon receipt of the most recent financial statements and third party valuation reports. The fair value was determined by reviewing the financial information and financial performance indicating a significant adverse change in the general market condition the investee operates. We have not recognized any upward adjustments on either an annual or cumulative basis due to observable price changes.

The carrying value of our equity securities was included in the following line item in our consolidated balance sheets (in thousands):

	Measurement Alternative - No Readily Determinable Fair Value
	As of March 31,
	2023	2022
Other assets	$292	$1,000

(15) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of March 31,
	2023	2022
Payroll and related liabilities	$5,220	$10,405
Deferred revenue	5,075	6,285
Reserves(1)	1,200	4,433
Accrued Tariffs	1,167	—
Legal settlement(2)	5	4,250
Other	2,908	4,013
Total accrued liabilities	$15,575	$29,386
(1)    Reserves primarily consists of inventory, sales return, sales tax and product liability reserves.
(2)    Legal settlement is a loss contingency accrual related to a legal settlement involving a class action lawsuit related to advertisement of our treadmills. For further information, see Note 24, Commitments and Contingencies.

(16) PRODUCT WARRANTIES

Changes in our product warranty obligations were as follows (in thousands):

	Year Ended March 31,
	2023	2022
Balance at beginning of period	$6,216	$8,651
Accruals	4,569	5,924
Payments	(7,518)	(8,359)
Balance at end of period	$3,267	$6,216
(17) BORROWINGS

SLR Credit Agreement

On November 30, 2022, we entered into a Term Loan Credit Agreement (the “SLR Credit Agreement”) with Crystal Financial LLC D/B/A SLR Credit Solutions, a Delaware limited liability company, as administrative agent (“SLR”) and lenders from time to time party thereto (collectively the “Lenders”).

Pursuant to the SLR Credit Agreement, the Lenders have agreed, among other things, to make available to us a term loan facility in the aggregate principal amount of up to $30.0 million, subject to a borrowing base (the “SLR Term Loan Facility”), as such amounts may increase or decrease in accordance with the terms of the SLR Credit Agreement. The principal amount of the loan will initially bear interest based on the Adjusted Term SOFR rate plus a margin of 8.25%. From and after the first day of each fiscal month, commencing with the first fiscal month following the receipt by the Agent of the annual audited financial statements of the Loan Parties and their Subsidiaries pursuant to the terms of Section 5.1 and clause (a) of Schedule 5.1 to this Agreement for the fiscal year ending March 31, 2024 (such date referred to herein as the "2024 Financial Statement Delivery Date"), the margin will be either 7.75% or 8.25% based on whether our fixed charge coverage ratio is greater than 1.00 to 1.00 or less than or equal to 1.00 to 1.00, respectively.

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

The SLR Credit Agreement contains customary affirmative and negative covenants for financings of this type, including, among other terms and conditions, delivery of financial statements, reports and maintenance of corporate existence, availability subject to a calculated borrowing base, as well as limitations and conditions on our ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of our property; make investments; or pay dividends or make distributions, in each case subject to certain exceptions. The financial covenants set forth in the SLR Credit Agreement initially require us to (a) maintain minimum excess availability of at least the greater of (i) $10.0 million (subject to increase set forth in the SLR Credit Agreement related to utilization of any incremental term loan facilities thereunder) or (ii) 12.5% of the sum of (x) the line cap under the Wells Fargo Credit Agreement (calculated without giving effect to any term pushdown reserve) plus (y) the lesser of (A) the outstanding principal balance of the loans under the SLR Credit Agreement and (B) the borrowing base under the SLR Credit Agreement (the “Combined Line Cap”). From and after the date on which both the fixed charge coverage ratio for the previous 12-month period is at least 1.00 to 1.00 and availability under the Wells Fargo Credit Agreement is equal to or greater than $20.0 million, we shall no longer be subject to a minimum excess availability covenant but rather would be required to maintain a fixed charge coverage ratio of at least 1.00: tested when availability under the Wells Fargo Credit Agreement is less than the greater of (i) 12.5% of the Combined Line Cap (excluding the effect, if any, of any term pushdown reserve), and (ii) $11.0 million, calculated as of the last day of each fiscal quarter (the “Financial Covenants”). In addition, the SLR Credit Agreement includes customary events of default, including but not limited to, the nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).

Amendment to Existing WF ABL Revolving Facility

On November 30, 2022, we also entered into an Amendment (the “Amendment”) to our existing asset-based revolving loan facility with Wells Fargo Bank, NA (the "WF ABL Revolving Facility") and term loan facility (the "WF Term Loan Facility" and together with the WF ABL Revolving Facility, the "WF Credit Facility"), dated as of January 31, 2020.

The Amendment terminated the term loans thereunder in connection with the refinancing described above and permitted the entry into and the lien and guarantees related to the SLR Credit Agreement. The guarantees and liens existing in connection with the Wells Fargo Credit Agreement remained in place upon the closing of the SLR Credit Agreement with respect to the revolving asset-based loans under the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement was also amended to add Financial Covenants consistent with the SLR Credit Agreement. The principal amount of the loans continue to bear interest based on the base rate or the SOFR rate, plus an applicable margin. The Amendment increased the margin applicable to SOFR loans and letters of credit to a range of 5.00% to 5.50% from a range of 1.75% to 2.25% (based on the maximum revolver amount) and the margin applicable to base rate loans to a range of 4.00% to 4.50% from a range of 0.75% to 1.25% (based on the maximum revolver amount). Borrowings under the Wells Fargo Credit Agreement are scheduled to mature, and all outstanding amounts thereunder will be payable on October 29, 2026, unless the maturity is accelerated subject to the terms set forth in the Wells Fargo Credit Agreement or if there is an earlier maturity of the SLR Credit Agreement.

Debt Summary
We used the proceeds from the SLR Term Loan Facility to extinguish our existing $9.1 million WF Term Loan Facility, to pay transaction expenses, and for general corporate purposes. In connection with the extinguishment of the WF Fargo Term Loan Facility, we recorded a loss of $0.2 million as a component of Other, net in our Consolidated Statements of Operations.

As of March 31, 2023, there was outstanding principal and accrued and unpaid interest totaled , with $30.0 million and $0.0 million under our SLR Term Loan Facility and WF Revolver, respectively. As of March 31, 2023, we were in compliance with the financial covenants of both the SLR Credit Agreement and WF Credit Agreement, and $14.9 million was available for borrowing under WF ABL Revolving Facility.

As of March 31, 2023, our interest rate was 12.00% for the WF Revolver and 13.42% for the SLR Term Loan Facility.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations, including interest	$42,108	$6,087	$11,268	$24,753	$—

The balance sheet classification of the borrowings under the revolving loan facility has been determined in accordance with ASC 470, Debt.

(18) INCOME TAXES

Income Tax Expense
Income (loss) from continuing operations before income taxes was as follows (in thousands):

	Year Ended March 31,
	2023	2022
U.S.	$(101,458)	$(32,904)
Non-U.S.	3,329	4,674
(Loss) income from continuing operations before income taxes	$(98,129)	$(28,230)

Income tax expense (benefit) from continuing operations was as follows (in thousands):

	Year Ended March 31,
	2023	2022
Current:
U.S. federal	$(232)	$362
U.S. state	124	(5)
Non-U.S.	509	1,444
Total current	401	1,801
Deferred:
U.S. federal	7,047	(6,881)
U.S. state	1,959	(940)
Non-U.S.	(48)	(6)
Total deferred	8,958	(7,827)
Income tax expense (benefit)	$9,359	$(6,026)

Following is a reconciliation of the U.S. statutory federal income tax rate with our effective income tax rate for continuing operations:

	Year Ended March 31,
	2023	2022
U.S. statutory income tax rate	21.0%	21.0%
State tax, net of U.S. federal tax benefit	3.7	3.6
Non-U.S. income taxes	—	(0.8)
Nondeductible operating expenses	(1.5)	(0.5)
Foreign-derived intangible income deduction	—	—
Section 162(m) limitation	(0.1)	(5.4)
Non-deductible foreign employee stock compensation	(0.1)	(1.2)
Non-deductible acquisition related expenses	—	(1.8)
Research and development credit	0.2	2.3
Change in deferred tax measurement rate	—	0.2
Change in uncertain tax positions	(0.1)	(1.0)
Excess tax benefit or detriment from stock plans	(0.5)	5.4
Change in valuation allowance	(25.9)	(0.4)
Impairment of intangibles	(6.2)	—
Capital losses	—	—
Other	—	(0.1)
Effective income tax rate	(9.5)%	21.3%
The income tax expense from continuing operations for the year ended March 31, 2023 was primarily driven by the recording of a U.S. deferred tax asset valuation allowance in the amount of $25.4 million, which also affected the effective tax rate from continuing operations compared to the statutory rate.

Deferred Income Taxes
Individually significant components of deferred income tax assets and liabilities were as follows (in thousands):

	As of March 31,
	2023	2022
Deferred income tax assets:
Accrued liabilities	$2,773	$5,828
Allowance for doubtful accounts	59	89
Inventory valuation	347	222
Capitalized indirect inventory costs	366	1,044
Stock-based compensation expense	715	895
Deferred rent	4,919	6,065
Deferred revenue	1,003	960
Interest expense	1,247	383
Net operating loss carryforward	13,979	2,194
Basis difference on long-lived assets	1,300	1,189
Section 174 capitalization	6,028	—
Credit carryforward	667	1,048
Capital losses	25,791	25,744
Other	301	290
Gross deferred income tax assets	59,495	45,951
Valuation allowance	(51,902)	(26,510)
Deferred income tax assets, net of valuation allowance	7,593	19,441
Deferred income tax liabilities:
Prepaid advertising	(29)	(273)
Other prepaids	(191)	(135)
Basis difference of long-lived assets	(2,631)	(4,740)
Deferred rent	(4,440)	(5,532)
Other	(1)	(1)
Deferred income tax liabilities	(7,292)	(10,681)
Net deferred income tax assets	$301	$8,760

Our deferred income tax assets and liabilities were recorded on our Consolidated Balance Sheets as follows (in thousands):

	As of March 31,
	2023	2022
Deferred income tax assets, non-current	$554	$8,760
Deferred income tax liabilities, non-current	(253)	—
Net deferred income tax assets (liabilities)	$301	$8,760

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

•Our current financial position and our historical results of operations for recent years. We generally consider cumulative pre-tax losses in the three year period ending with the current quarter or a projected three year cumulative loss position within the next 12 months following the current quarter to be significant negative evidence.
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

Based on this evaluation, in the first quarter of fiscal 2023, we concluded that it was no longer more likely than not that the tax benefits from the existing U.S deferred tax assets would be realized. Accordingly, we recorded a valuation allowance in the first quarter of fiscal 2023 against our domestic uncovered net deferred tax assets. We sustain the same position as of March 31, 2023 and, therefore, we continue to recognize a valuation allowance to reduce our U.S deferred tax assets to an anticipated realizable value. We recognized a $25.4 million valuation allowance in fiscal 2023 primarily against our domestic uncovered net deferred tax assets.

As of March 31, 2023, we had a valuation allowance against net deferred income tax assets of $51.9 million. Of the valuation allowance, $51.6 million relates to domestic valuation allowance and the remainder of $0.3 million relates to certain foreign intangible assets and net operating loss carry-forwards. Should it be determined in the future that it is more likely than not that our deferred income tax assets will be realized, an appropriate portion of valuation allowance would be released during the period in which such an assessment is made.

Income Tax Carryforwards
As of March 31, 2023, we had the following income tax carryforwards (in millions):

	Amount	Expires in
Net operating loss carryforwards
U.S. federal	$50.6	Indefinite
U.S. state	$47.7	2028 - 2043
U.S. state	$11.5	Indefinite
Capital loss carryforwards
U.S federal and state	$101.3	2025
Income tax credit carryforwards
U.S. federal	$0.4	2043
U.S. state	$0.4	Indefinite

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

Unrecognized Tax Benefits
Following is a reconciliation of gross unrecognized tax benefits from uncertain tax positions, excluding the impact of penalties and interest (in thousands):

	Year Ended March 31,
	2023	2022
Balance at beginning of period	$1,782	$2,374
Additions for tax positions taken in prior years	—	133
Reductions for tax positions taken in prior years	(26)	—
Additions for tax positions related to the current year	59	103
Lapses of statutes of limitations	—	—
Other	(108)	(828)
Balance at end of period	$1,707	$1,782

During fiscal 2023, we completed a tax deregistration of a foreign entity that was part of the discontinued operations. As a result, the previously unrecognized tax benefit and associated accrued interest and penalty in the amount of $2.1 million was released and recorded as a component of income taxes from discontinued operations.
As of March 31, 2023, of the $1.7 million of gross unrecognized tax benefits from uncertain tax positions outstanding as of March 31, 2023, $1.6 million would affect our effective tax rate if recognized.
We recorded tax-related interest and penalty expense (benefit) of $(1.9) million for 2023 and $0.1 million for 2022. We had a cumulative liability for interest and penalties related to uncertain tax positions as of March 31, 2023 and 2022 of $0.4 million and $2.3 million, respectively.
Our U.S. federal income tax returns for 2008 through 2016 are currently open for limited review and for 2017 through 2023 are open for full review by the U.S. Internal Revenue Service. Further Our state income tax returns for 2008 through 2023 are open to review, depending on the respective statute of limitation in each state. Currently, our U.S. corporate income tax returns for 2016 through 2019 are under IRS examination. In addition, we file income tax returns in several non-U.S. jurisdictions with varying statutes of limitation.

As of March 31, 2023, we believe it is reasonably likely that, within the next twelve months, none of the previously unrecognized tax benefits will be recognized due to the expirations of the statutes of limitations.

(19) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of applicable taxes, reported on our Consolidated Balance Sheets consists of foreign currency translation adjustments. The following table sets forth the changes in accumulated other comprehensive income (loss), net of tax (in thousands) for the periods presented:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance, March 31, 2021	(155)	(155)
Current period other comprehensive loss before reclassifications	(372)	(372)
Balance, March 31, 2022	(527)	(527)
Current period other comprehensive loss before reclassifications	(951)	(951)
Balance, March 31, 2023	$(1,478)	$(1,478)

Unrealized losses on available-for-sale securities were immaterial and amounts were reclassified to foreign currency translation adjustments.

(20) STOCK-BASED COMPENSATION

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

2015 Long-Term Incentive Plan, As Amended
On May 1, 2020, our shareholders approved the amendment and restatement of our 2015 Plan (the "Amended 2015 Plan"). Prior to the amendment, there were approximately 4.8 million shares available for issuance under the 2015 Plan, 3.5 million shares originally reserved under the previous Long Term Incentive Plan and 1.3 million shares of common stock authorized under the 2015 Plan. The Amended 2015 Plan added an additional 2.0 million shares to be reserved for issuance. Upon adoption, there were approximately 6.8 million shares available for issuance under the Amended 2015 Plan.

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

At March 31, 2023, we had 1.2 million shares available for future grant under our Amended 2015 Plan, and a total of 5.0 million shares of our common stock are reserved for future issuance pursuant to awards currently outstanding under the Amended 2015 Plan and our previous plan combined.

Stock Option Activity
Stock option activity was as follows (shares in thousands):

	Options Outstanding	Weighted- Average Exercise Price
Outstanding at March 31, 2022	471	$1.82
Granted	1,400	1.61
Forfeited, canceled or expired	(66)	2.43
Outstanding at March 31, 2023	1,805	1.63

Certain information regarding options outstanding at March 31, 2023 was as follows:

	Options Outstanding	Options Exercisable	Options Vested and Expected to Vest
Number (in thousands)	1,805	470	1,805
Weighted-average exercise price	$1.63	$1.78	$1.63
Aggregate intrinsic value (in thousands)	$—	$—	$—
Weighted average remaining contractual term (in years)	8.2	4.4	8.2

RSA Activity
Compensation expense for RSAs is recognized over the estimated requisite service period. Following is a summary of RSA activity (shares in thousands):

	RSAs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at March 31, 2022	55	$15.88
Granted	98	2.10
Vested	(26)	16.27
Outstanding at March 31, 2023	127	5.23

RSU Activity
Compensation expense for RSUs is recognized over the estimated requisite service period. Following is a summary of RSU activity (shares in thousands):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at March 31, 2022	1,351	$8.39
Granted	515	2.10
Forfeited, canceled or expired	(284)	7.46
Vested	(713)	6.16
Outstanding at March 31, 2023	869	6.80

PSU Activity
Performance-based share units (PSU) require achievement of certain performance criteria, which are predefined by the Compensation Committee of the Board of Directors at time of grant. Compensation expense for PSUs is recognized over the estimated requisite service period based on the number of PSUs ultimately expected to vest.

In February 2018, we granted PSU awards to certain of our executive officers and management team covering a total of 119,351 shares of our common stock. The fair value of these performance based units use the quoted market value of the Company's stock on the grant date. The PSUs vest based on achievement of goals established for growth in operating income as a percentage of net revenue and return on invested capital over the three year performance period ended December 31, 2020. The number of shares vesting could range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%. The performance criteria was not met and all 119,351 shares were forfeited.

In May 2020, we granted PSU awards to certain of our executive officers and management team covering a total of 262,999 shares of our common stock. The fair value of these performance based units was determined using the Monte Carlo valuation model. The PSUs vest based on achievement of the goal that measures our relative total shareholder return against pre-approved peers over a three year performance period ending May 5, 2023. The number of shares that ultimately vest following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%. These awards are expected to vest at 0% achievement. As of March 31, 2023, approximately 164,133 PSU shares remained, net of actual forfeitures to date.

In May and September 2021, we granted PSU awards to certain of our executive officers and management team covering a total of 510,404 shares of our common stock. The fair value of these performance based units use the quoted market value of the Company's stock on the grant date. The PSUs vest based on achievement of our goal regarding paid subscribers, cumulative revenue and cumulative adjusted operating income over a three year performance period ending May 14, 2024. The number of shares that ultimately vest following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares that vest can range from 30% of the PSU awards if minimum thresholds are achieved to a maximum of 200%. These awards are expected to vest at 0% achievement. As of March 31, 2023, 459,311 PSU shares remained, net of actual forfeitures to date.

In February 2022, we granted PSU awards to certain of our management team covering a total of 271,938 shares of our common stock. The fair value of these performance based units was determined using the Monte Carlo valuation model. The PSUs vest based on achievement of the goal of the closing price for our common stock reaching $10 and having a volume weighted average price of at least $10 for 60 consecutive trading days at any time thereafter during the three year period ending February 23, 2025. The number of shares that ultimately vest following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 50% of the PSU awards if minimum thresholds are achieved to a maximum of 100%. These awards are expected to vest at 0% achievement. As of March 31, 2023, 168,566 PSU shares remained, net of actual forfeitures to date.

In August 2022, we granted PSU awards to certain of our management team covering a total of 463,200 shares that could be paid out in a combination of cash equivalent shares that will be subject to liability accounting or shares of our common stock. The fair value of these performance based units use the quoted market value of the Company's stock on the grant date. The PSUs vest based on achievement of paid subscribers and net promoter score of the Bowflex brand measured at March 31, 2025. The number of shares that ultimately vest following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 30% of the PSU awards if minimum thresholds are achieved to a maximum of 200%. These awards are expected to vest at 50% achievement. As of March 31, 2023, 377,654 PSU shares remained, net of actual forfeitures to date.

Following is a summary of PSU activity (shares in thousands):

	PSUs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at March 31, 2022	982	$8.87
Granted and additional goal shares awarded	463	2.10
Forfeited, canceled or expired	(276)	6.04
Outstanding at March 31, 2023	1,169	7.02

Stock-Based Compensation
Stock-based compensation expense, primarily included in general and administrative expense, was as follows (in thousands):

	Year Ended March 31,
	2023	2022
Stock options	$190	$177
RSAs	213	393
RSUs	3,598	4,053
PSUs	(238)	1,432
ESPP	122	207
	$3,885	$6,262

Certain other information regarding our stock-based compensation was as follows (in thousands):

	Year Ended March 31,
	2023	2022
Total intrinsic value of stock options exercised	$—	$2,273
Fair value of RSUs vested	1,549	8,288

As of March 31, 2023, unrecognized compensation expense for outstanding, but unvested stock-based awards was $5.6 million, which is expected to be recognized over a weighted average period of 1.3 years.

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

ESPP activity was as follows (shares in thousands):

	Shares Available for Issuance	Weighted- Average Purchase Price	Weighted-Average Discount per Share
Balance at March 31, 2022	153
Employee shares purchased	(119)	$11.65	$1.28
Balance at March 31, 2023	34

Assumptions used in calculating the fair value of stock option grants and employee stock purchases were as follows:

	Year Ended March 31,
	2023	2022
	ESPP	ESPP
Dividend yield	—%	—%
Risk-free interest rate	3.1%	—%
Expected life (years)	N/A	N/A
Expected volatility	73%	67%

Dividend yield is based on our current expectation that no dividend payments will be made in future periods.

Risk-free interest rate is the U.S. Treasury zero-coupon rate, as of the grant date, for issues having a term approximately equal to the expected life of the stock option. For the ESPP, it is the U.S. Treasury six-month constant maturities rate, as of the offering date.

Expected life is the period of time over which stock options are expected to remain outstanding. We calculate expected term based on the average of the sum of the requisite service periods and the full contractual term.

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

(21) (LOSS) INCOME PER SHARE

The weighted average numbers of shares outstanding used to compute (loss) income per share amounts were as follows (in thousands):

	Year Ended March 31,
	2023	2022
Shares used for basic per share calculations	31,585	31,029
Dilutive effect of outstanding options, RSUs, and PSUs	—	—
Shares used for diluted per share calculations	31,585	31,029

The weighted average numbers of shares outstanding listed in the table below were dilutive and are excluded from the computation of diluted per share when there is a loss from continuing operations, as such, the exercise or conversion of any potential shares would increase the number of shares in the denominator and results in a lower income (loss).
These shares may be dilutive potential common shares in the future (in thousands):

	Year Ended March 31,
	2023	2022
Stock options	38	463
RSUs	161	885
PSUs	4	—
Total potential dilutive shares excluded due to net loss	203	1,348
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
These shares may be anti-dilutive potential common shares in the future (in thousands):

	Year Ended March 31,
	2023	2022
Stock options	579	2
RSUs	987	336
Total anti-dilutive shares excluded	1,566	338

(22) 401(k) SAVINGS PLAN

We sponsor a 401(k) savings plan that allows eligible employees to contribute a certain percentage of their salary. Employees are automatically enrolled within the first month of employment and have the ability to opt out. As a safe harbor plan sponsor, we are subject to non-discretionary matching contributions. Currently, we match 100% of the employee's first 1% of eligible pay contributed plus 50% of eligible pay contributed on the next 5%, for a maximum employer matching of 3.5%. Employees with less than one year of employment do not get any vesting employer contribution match. For employees with one to two years of employment vest 25% of employer contribution match. Employees with more than two years of employment vest 100% of the employer contribution match. All active employees on February 1, 2023 were accelerated to 100% vested in employer match. Our matching contributions for the savings plan were as follows (in thousands):

	Year Ended March 31,
	2023	2022
401(k) matching contributions	$1,152	$1,062

(23) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments - Direct and Retail. There were no changes in our operating segments during the year ended March 31, 2023.

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

Following is summary information by reportable segment (in thousands):

	Year Ended March 31,
	2023	2022
Net Sales:
Direct	$139,289	$221,726
Retail	144,113	364,069
Unallocated royalty	3,371	3,739
Consolidated net sales	$286,773	$589,534
Contribution:
Direct	$(29,626)	$(15,711)
Retail	(5,720)	44,831
Unallocated royalty	3,371	3,739
Consolidated contribution	$(31,975)	$32,859

Reconciliation of consolidated contribution to (loss) income from continuing operations:
Consolidated contribution	$(31,975)	$32,859
Amounts not directly related to segments:
Operating expenses	(61,386)	(58,175)
Other expense, net	(4,768)	(2,914)
Income tax (benefit) expense	9,359	(6,026)
(Loss) income from continuing operations	$(107,488)	$(22,204)

Depreciation and amortization expense:
Direct	$4,691	$2,513
Retail	3,994	4,381
Unallocated corporate	2,418	1,721
Total depreciation and amortization expense	$11,103	$8,615

	As of March 31,
Assets:	2023	2022
Direct	$50,493	$93,554
Retail	58,214	144,683
Unallocated corporate	54,825	75,808
Total assets	$163,532	$314,045

There are no material long-lived assets held outside of the U.S.

During the periods presented, the following customers accounted for 10% or more of total net sales as follows:

	Year Ended March 31,
	2023	2022
Amazon.com	19.3%	16.8%
Best Buy	*	13.6%
*Less than 10% of total net sales.

(24) COMMITMENTS AND CONTINGENCIES

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

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of March 31, 2023, we had standby letters of credit of $1.6 million.
We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of March 31, 2023, we had approximately $12.1 million, compared to $39.8 million as of March 31, 2022, in non-cancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the number of products that are shipped directly to Retail customer warehouses versus through the Company warehouses. As of March 31, 2023, we had no outstanding letters of credit with any of our vendors.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of March 31, 2023.

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

(25) SUBSEQUENT EVENTS

Entry into Amended Term Loan Facility

On April 25, 2023, the Company entered into an amendment (the “Term Loan Amendment”) by and among the Company, certain of its subsidiaries, Crystal Financial LLC (d/b/a SLR Credit Solutions), a Delaware limited liability company, as administrative agent (“SLR”) and the lenders party thereto, which amended the Company’s existing Term Loan Credit Agreement, dated as of November 30, 2022 (the “Existing Term Loan Credit Agreement” and, as amended by the Term Loan Amendment, the “Term Loan Credit Agreement”), by and among the Company, certain of its subsidiaries, SLR and the lenders party thereto. Capitalized terms used but not defined in this section of this report have the meanings ascribed to such terms in the Term Loan Credit Agreement.

The Term Loan Amendment will permit the Company to enter into certain asset disposition transactions (the “Specified Transactions”) and a license amendment transaction (the “License Amendment Transaction”), subject to satisfaction of the terms and conditions set forth therein. In connection therewith, the minimum excess Availability covenant will step-down from the greater of: $10.0 million and 12.5% of the Combined Line Cap, to the greater of: (a) $9.0 million and 12.5% of the Combined Line Cap after the consummation of the first Specified Transaction and (b) $7.0 million and 12.5% of the Combined Line Cap after the consummation of each subsequent Specified Transaction. The Company will prepay $11.7 million for certain Obligations under the Term Loan Credit Agreement with the Net Cash Proceeds received from the consummation of the Specified Transactions and the License Amendment Transaction.

Other than as specifically provided in the Term Loan Amendment, the Term Loan Amendment had no effect on any schedules, exhibits or attachments to the Term Loan Credit Agreement and the Guaranty and Security Agreements related to the Term Loan Credit Agreement remain in effect.

Amendment to Existing ABL Credit Agreement

On April 25, 2023, the Company entered into an amendment (the “ABL Amendment”) by and among the Company, Wells Fargo Bank, National Association, a national association, as agent (“Wells Fargo”) and the lenders party thereto, which amended the Company’s existing Credit Agreement, dated as of January 31, 2020 (the “Existing ABL Credit Agreement” and, as amended by the ABL Amendment, the “ABL Credit Agreement”), by and among the Company, Wells Fargo and the lenders party thereto. Capitalized terms used but not defined in this section of this report have the meanings ascribed to such terms in the ABL Credit Agreement.

The ABL Amendment will permit the Company to enter into the Specified Transactions and the License Amendment Transaction, subject to satisfaction of the terms and conditions set forth therein. In connection therewith, the minimum excess Availability covenant will step-down from the greater of: $10.0 million and 12.5% of the Combined Line Cap, to the greater of: (a) $9.0 million and 12.5% of the Combined Line Cap after the consummation of the first Specified Transaction and (b) $7.0 million and 12.5% of the Combined Line Cap after the consummation of each subsequent Specified Transaction. In addition, the ABL Amendment will reduce the maximum revolving loan commitment amount from $100 million to $60 million.

Other than as specifically provided in the ABL Amendment, the ABL Amendment had no effect on any schedules, exhibits or attachments to the ABL Credit Agreement and the Guaranty and Security Agreement related to the ABL Credit Agreement remains in effect.

Sale of Intangible Assets

On May 1, 2023, the Company completed the sale of intellectual property for $10.5 million as part of its ongoing comprehensive strategic review. The sale of these assets, which included the Nautilus brand trademark assets and related licenses, will continue to streamline the Company’s brand focus and enhance its financial flexibility. The carrying value of the intangible assets sold was $3.7 million and the resulting gain, net of transaction costs, will be recorded in Other Income for the quarter ended June 30, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As of March 31, 2023, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2023 that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management's Assessment
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2023.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2023, which appears in Part II, Item 8 of this report.

Changes In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the captions Election of Directors, Delinquent Section 16(a) Reports, Information About Our Executive Officers, Information Concerning the Board of Directors and Code of Ethics in our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC by July 29, 2023 (the "2023 Proxy Statement"). If the 2023 Proxy Statement is not filed with the SEC by July 29, 2023, such information will be included in an amendment to this Annual Report on Form 10-K filed by July 29, 2023.

Item 11. Executive Compensation

The information required by this item will be set forth under the captions Executive Compensation and Director Compensation in our 2023 Proxy Statement. If the 2023 Proxy Statement is not filed with the SEC by July 29, 2023, such information will be included in an amendment to this Annual Report on Form 10-K filed by July 29, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table provides information about our equity compensation plan as of March 31, 2023 (shares in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1),(2) (a)	Weighted average exercise price of outstanding options, warrants and rights(3) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,805	$1.63	1,188
Equity compensation plans not approved by security holders	—	—	—
Total	1,805	$1.63	1,188

(1) Includes approximately 1,169 PSU awards granted to certain executive officers and management team. The awards vest based on service requirements along with achievement of certain financial goals established for a three year performance period, and can range from 30% of the PSU awards if minimum thresholds are achieved to a maximum of 200%. Of the 1,169 PSU shares, 333 are calculated at an estimated 100% of the target award.
(2) Excludes 996 RSA and RSU awards outstanding at March 31, 2023, of which 127 RSA shares are subject to vesting and release, and 869 RSU shares are subject to a requisite service period, release and forfeiture.
(3) Weighted average exercise price shown in column (b) does not take into account the PSU awards included in column (a) of the table.

For further information regarding our equity compensation plan, refer to Note 20, Stock-Based Compensation, to our consolidated financial statements in Part II, Item 8 of this report.

Securities Ownership of Certain Beneficial Owners and Management
The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in our 2023 Proxy Statement. If the 2023 Proxy Statement is not filed with the SEC by July 29, 2023, such information will be included in an amendment to this Annual Report on Form 10-K filed by July 29, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Information Concerning the Board of Directors in our 2023 Proxy Statement. If the 2023 Proxy Statement is not filed with the SEC by July 29, 2023, such information will be included in an amendment to this Annual Report on Form 10-K filed by July 29, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Ratification of Appointment of Independent Registered Public Accounting Firm in our 2023 Proxy Statement. If the 2023 Proxy Statement is not filed with the SEC by July 29, 2023, such information will be included in an amendment to this Annual Report on Form 10-K filed by July 29, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Schedules

The consolidated financial statements, together with the report thereon of Grant Thornton LLP is included on the pages indicated below:

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

10.1
Trademark License Agreement, dated September 20, 2001, by and between Pacific Direct, LLC and the Company - Incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the three months ended September 30, 2001, as filed with the Commission on November 14, 2001.

10.2
License Agreement dated as of December 29, 2009 between the Company and Fit Dragon International, Inc. - Incorporated by reference to Exhibit 10.24 of our Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.3
Technology Transfer and License Agreement dated as of December 29, 2009 between the Company and Fit Dragon International, Inc. - Incorporated by reference to Exhibit 10.26 of our Form 10-K for the fiscal year ended December 31, 2009 as filed with the Commission on March 8, 2010.

10.4
Office Lease Agreement dated as of July 25, 2011, by and between the Company and Columbia Tech Center, L.L.C. - Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K as filed with the Commission on July 29, 2011.

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

10.8
First Lease Modification Agreement, dated as of June 19, 2014, to the Office Lease by and between the Company and Columbia Tech Center, L.L.C. dated July 25, 2011 - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the three months ended June 30, 2014 as filed with the Commission on August 7, 2014.

10.9*	The Company 2015 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated April 28, 2015 as filed with the Commission on May 4, 2015.

10.10*	The Company Employee Stock Purchase Plan - Incorporated by reference to Exhibit 10.2 of our Form 8-K dated April 28, 2015 as filed with the Commission on May 4, 2015.

10.12*
Employment Agreement dated January 1, 2018 by and between the Company and Christopher K. Quatrochi - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the quarter ended March 31, 2019 as filed with the Commission on May 8, 2019.

10.13*
Employment Agreement dated July 8, 2019, by and between the Company and James Barr IV - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended June 30, 2019 as filed with the Commission on August 8, 2019.

10.14*
Employment Agreement dated December 10, 2019, by and between the Company and Aina Konold - Incorporated by reference to Exhibit 10.16 of our Form 10-K for the year ended December 31, 2019 as filed with the Commission on February 26, 2020.

10.15*
Employment Agreement dated March 2, 2020, by and between the Company and Becky Alseth - Incorporated by reference to Exhibit 10.17 of our Form 10-K for year ended December 31, 2020 as filed with the Commission on February 26, 2021.

10.16*	The Company 2015 Long-Term Incentive Plan Amended - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated May 1, 2020 as filed with the Commission on May 4, 2020.

Exhibit No.	Description
10.17
Credit Agreement with Wells Fargo Bank, National Association dated January 31, 2020, - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ending March 31, 2020 filed with the Commission on May 7, 2020.

10.18
Stock Purchase Agreement dated October 14, 2020 between the Company and True Fitness Technology, Inc. - Incorporated by reference to Exhibit 2.1 of our Form 8-K as filed with the Commission on October 15, 2020.

10.19*
Restricted Stock Unit Award Agreement dated December 11, 2019, by and between the Company and Aina Konold - Incorporated by reference to Exhibit 99.1 of our Form S-8 dated February 26, 2020 as filed with the Commission on February 26, 2020.

10.20*
Restricted Stock Unit Award Agreement dated February 18, 2020, by and between the Company and Becky Alseth - Incorporated by reference to Exhibit 99.2 of our Form S-8 dated February 26, 2020 as filed with the Commission on February 26, 2020.

10.21*	Form of Employee Performance Unit Award Agreement - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated May 14, 2021 as filed with the Commission On May 20, 2021.

10.22*	Form of Employee Restricted Stock Unit Award Agreement - Incorporated by reference to Exhibit 10.2 of our Form 8-K dated May 14, 2021 as filed with the Commission On May 20, 2021.

10.23*
Employment Agreement dated March 1, 2021, by and between the Company and Ellen Raim - Incorporated by reference to Exhibit 10.1 of our Form 10-QT for the quarter ended March 31, 2021 as filed with the Commission on May 10, 2021.

10.24*
Employment Agreement dated April 5, 2021, by and between the Company and John R. Goelz - Incorporated by reference to Exhibit 10.2 of our Form 10-QT for the quarter ended March 31, 2021 as filed with the Commission on May 10, 2021.

10.25
Second Amendment to Credit Agreement with Wells Fargo Bank, National Association dated May 13, 2021, - Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ending June 30, 2021 filed with the Commission on August 9, 2021.

10.26*
Employment Agreement dated August 2, 2021, by and between the Company and Alan L. Chan - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the quarter ended June 30, 2021 as filed with the Commission on August 9, 2021.

10.27*
Form of Inducement Restricted Stock Unit Agreement for Vay AG Employees dated September 15, 2021, by and between the Company and Vay Employees - Incorporated by reference to Exhibit 99.1 of our Form S-8 dated September 15, 2021 as filed with the Commission on September 15, 2021.

10.28*
Form of Inducement Performance Unit Agreement for Vay AG Employees dated September 15, 2021, by and between the Company and Vay Employees - Incorporated by reference to Exhibit 99.2 of our Form S-8 dated September 15, 2021 as filed with the Commission on September 15, 2021.

10.29*
Form of Inducement Stock Plan for Vay AG Employees dated September 15, 2021, by and between the Company and Vay Employees - Incorporated by reference to Exhibit 99.3 of our Form S-8 dated September 15, 2021 as filed with the Commission on September 15, 2021.

10.30
Third Amendment to Credit Agreement with Wells Fargo Bank, National Association dated October 29, 2021, - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated October 29, 2021 filed with the Commission on November 4, 2021.

10.31*	Form of Employee Performance Unit Award Agreement - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated February 23, 2022 as filed with the Commission On February 25, 2022.

10.32	Credit Agreement dated November 30, 2022, by and between the Company and Crystal Financial LLC D/B/A SLR Credit Solution.

10.33
Fourth Amendment to Credit Agreement with Wells Fargo Bank, National Association dated November 30, 2022, - Incorporated by reference to Exhibit 10.3 of our Form 10-Q for the period ending December 31, 2022 filed with the Commission on February 9, 2023.

10.34	Amendment to Credit Agreement dated April 25, 2023, by and between the Company and Crystal Financial LLC D/B/A SLR Credit Solution.

10.35	Fifth Amendment to Credit Agreement dated April 25, 2023, by and between the Company and Wells Fargo Bank, National Association.

21	Subsidiaries of the Company.
Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

NAUTILUS, INC.
(Registrant)

June 1, 2023	By:	/s/ James Barr IV
Date		James Barr IV
Chief Executive Officer (Principal Executive Officer)

NAUTILUS, INC.
(Registrant)

June 1, 2023	By:	/s/ Aina E. Konold
Date		Aina E. Konold
Chief Financial Officer (Principal Financial Officer)

NAUTILUS, INC.
(Registrant)

June 1, 2023	By:	/s/ Sarah A. Jones
Date		Sarah A. Jones
Chief Accounting Officer
(Principal Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 1, 2023.

(Remainder of page is blank.)

Signature	Title
/s/ James Barr IV	Chief Executive Officer (Principal Executive Officer)
James Barr IV

/s/ Aina E. Konold	Chief Financial Officer (Principal Financial Officer)
Aina E. Konold

/s/ Sarah A. Jones	Chief Accounting Officer (Principal Accounting Officer)
Sarah A. Jones

/s/ Anne G. Saunders	Chairperson
Anne G. Saunders

/s/ Kelley Hall	Director
Kelley Hall

/s/ Shailesh Prakash	Director
Shailesh Prakash

/s/ Patricia M. Ross	Director
Patricia M. Ross

/s/ Ruby Sharma	Director
Ruby Sharma