Form 10-Q
period 2023-06-30
NAUTILUS, INC.
filed 2023-08-09
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Large accelerated filer	☐	Accelerated Filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  [x]
The number of shares outstanding of the registrant's common stock as of August 4, 2023 was 36,089,978 shares.

NAUTILUS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

NAUTILUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of
	June 30, 2023	March 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$17,326	$17,362
Restricted cash	954	950
Trade receivables, net of allowances of $550 and $618	13,225	21,489
Inventories	39,791	46,599
Prepaids and other current assets	7,914	8,033
Income taxes receivable	7,235	1,789
Total current assets	86,445	96,222
Property, plant and equipment, net	30,502	32,789
Operating lease right-of-use assets	18,009	19,078
Other intangible assets, net	3,075	6,787
Deferred income tax assets, non-current	554	554
Income taxes receivable, non-current	—	5,673
Other assets	1,596	2,429
Total assets	$140,181	$163,532
Liabilities and Shareholders' Equity
Trade payables	$20,527	$29,378
Accrued liabilities	12,739	15,575
Operating lease liabilities, current portion	4,505	4,427
Financing lease liabilities, current portion	123	122
Warranty obligations, current portion	2,568	2,564
Income taxes payable, current portion	1,064	328
Debt payable, current portion, net of unamortized debt issuance costs of $422 and $586	1,807	1,642
Total current liabilities	43,333	54,036
Operating lease liabilities, non-current	15,182	16,380
Financing lease liabilities, non-current	254	282
Warranty obligations, non-current	731	703
Income taxes payable, non-current	2,014	2,316
Deferred income tax liabilities, non-current	42	253
Other non-current liabilities	5,469	1,978
Debt payable, non-current, net of unamortized debt issuance costs of $986 and $1,513	14,085	26,284
Total liabilities	81,110	102,232
Commitments and contingencies (Note 19)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 35,515 and 31,845 shares issued and outstanding	12,384	10,084
Retained earnings	47,770	52,694
Paid-in-capital	217	—
Accumulated other comprehensive loss	(1,300)	(1,478)
Total shareholders' equity	59,071	61,300
Total liabilities and shareholders' equity	$140,181	$163,532
See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three-Months Ended June 30,
	2023	2022
Net sales	$41,750	$54,817
Cost of sales	33,101	47,860
Gross profit	8,649	6,957
Operating expenses:
Selling and marketing	6,001	12,891
General and administrative	8,894	12,463
Research and development	3,847	5,823
Restructuring and exit charges	440	—
Goodwill and intangible impairment charge	—	26,965
Total operating expenses	19,182	58,142
Operating loss	(10,533)	(51,185)
Other income (expense):
Interest income	14	1
Interest expense	(2,467)	(376)
Other, net	8,567	(514)
Total other income (expense), net	6,114	(889)
Loss from continuing operations before income taxes	(4,419)	(52,074)
Income tax expense	505	8,096
Loss from continuing operations	(4,924)	(60,170)
Discontinued operations:
Income tax expense of discontinued operations	—	7
Loss from discontinued operations	—	(7)
Net loss	$(4,924)	$(60,177)

Basic loss per share from continuing operations	$(0.15)	$(1.92)
Basic loss per share from discontinued operations	—	—
Basic net loss per share	$(0.15)	$(1.92)

Diluted loss per share from continuing operations	$(0.15)	$(1.92)
Diluted loss per share from discontinued operations	—	—
Diluted net loss per share	$(0.15)	$(1.92)

Shares used in per share calculations:
Basic	32,355	31,405
Diluted	32,355	31,405
See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in thousands)

	Three-Months Ended June 30,
	2023	2022
Net loss	$(4,924)	$(60,177)
Other comprehensive income (loss):
Foreign currency translation, net of income tax (expense) benefit of $8 and $(29)	178	(859)
Comprehensive loss	$(4,746)	$(61,036)

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Amount	APIC
Balance, March 31, 2023	31,845	$10,084	—	$52,694	$(1,478)	$61,300
Net loss	—	—	—	(4,924)	—	(4,924)
Foreign currency translation adjustment, net of income tax expense of $8	—	—	—	—	178	178
Issuance of common stock and pre-funded warrants, net	3,525	1,335	217	—	—	1,552
Stock-based compensation expense	34	1,050	—	—	—	1,050
Common stock issued under equity compensation plan, net of shares withheld for tax payments	(69)	(85)	—	—	—	(85)
Common stock issued under employee stock purchase plan	180	—	—	—	—	—
Issuance of common stock and pre-funded warrants, net
Balance, June 30, 2023	35,515	$12,384	$217	$47,770	$(1,300)	$59,071

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2022	31,268	$6,483	$158,093	$(527)	$164,049
Net income	—	—	(60,177)	—	(60,177)
Foreign currency translation adjustment, net of income tax benefit of $29	—	—	—	(859)	(859)
Stock-based compensation expense	—	1,979	—	—	1,979
Common stock issued under equity compensation plan, net of shares withheld for tax payments	205	(270)	—	—	(270)
Common stock issued under employee stock purchase plan	—	125	—	—	125
Balance, June 30, 2022	31,473	$8,317	$97,916	$(1,386)	$104,847

See accompanying Notes to Condensed Consolidated Financial Statements.

NAUTILUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three-Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Loss from continuing operations	$(4,924)	$(60,170)
Loss from discontinued operations	—	(7)
Net loss	(4,924)	(60,177)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,150	2,306
Provision for allowance for doubtful accounts	60	430
Inventory lower-of-cost-or net realizable value adjustments	—	644
Stock-based compensation expense	1,015	1,979
Gain on asset dispositions	(9,021)	—
Loss on debt extinguishment	352	—
Deferred income taxes, net of valuation allowances	(182)	8,354
Goodwill and intangible impairment charge	—	26,965
Other	832	(666)
Changes in operating assets and liabilities:
Trade receivables	8,095	33,966
Inventories	7,205	8,320
Prepaids and other assets	2,109	4,012
Income taxes receivable	223	282
Trade payables	(8,283)	(25,368)
Liability classified stock-based compensation expense	8	—
Accrued liabilities and other liabilities, including warranty obligations	(3,004)	(7,027)
Net cash used in operating activities	(2,365)	(5,980)
Cash flows from investing activities:
Proceeds from sale of equity investment	2,350	—
Proceeds from sale of intellectual property	10,500	—
Purchases of property, plant and equipment	(1,178)	(3,381)
Net cash provided by (used in) investing activities	11,672	(3,381)
Cash flows from financing activities:
Proceeds from long-term debt	—	17,751
Payments on long-term debt	(12,876)	(10,446)
Payments of debt issuance costs	(762)	—
Early termination of debt	(353)	—
Payments on finance lease liabilities	(30)	(30)
Proceeds from public offering net of transaction costs	4,547	—
Proceeds from employee stock purchases	35	125
Tax payments related to stock award issuances	(85)	(270)
Net cash (used in) provided by financing activities	(9,524)	7,130
Effect of exchange rate changes	185	(3,330)
Net decrease in cash, cash equivalents and restricted cash	(32)	(5,561)
Cash, cash equivalents and restricted cash at beginning of period	18,312	18,098
Cash, cash equivalents and restricted cash at end of period	$18,280	$12,537

Supplemental disclosure of cash flow information:
Cash paid for interest	$734	$176
Cash paid (received) for income taxes, net	23	(514)
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$61	$1,335

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same amounts shown above:
	Three-Months Ended June 30,
	2023	2022
Cash and cash equivalents	$17,326	$7,311
Restricted cash	954	1,339
Other current assets - restricted, current	—	3,887
Total cash, cash equivalents and restricted cash	$18,280	$12,537
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

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (the “2023 Form 10-K”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements and actual results could differ from those estimates. Further information regarding significant estimates can be found in our 2023 Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2023 and March 31, 2023, and our results of operations, comprehensive loss and shareholders' equity for the three-month period ended June 30, 2023 and 2022 and our cash flows for the three-month period ended June 30, 2023 and 2022. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally, and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

Significant Accounting Policies

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

ASU 2016-13
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In May 2019, the FASB issued ASU 2019-05, which provides entities to have certain instruments with an option to irrevocably elect the fair value option. In November 2019, the FASB issued ASU 2019-11, which provides clarification and addresses specific issues about certain aspects of ASU 2016-13. In March 2020, the FASB issued ASC 2020-03, which provides an update to clarify or address specific issues. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those years. The Company adopted ASU 2016-13 on April 1, 2023 and it had no material impact on our financial position, results of operations or cash flows.

ASU 2020-06
In August 2020, the FASB issued ASU No. 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20)" and "Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity," which address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. ASU No. 2020-06 will become effective for us on January 1, 2024. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. We early adopted ASU No. 2020-06 on April 1, 2023 and it had no material impact on our financial position, results of operations or cash flows.

(2) DISCONTINUED OPERATIONS

Results from discontinued operations relate to the disposal of our former Nautilus Commercial business, which was completed in April 2011. Although we reached substantial completion of asset liquidation at December 31, 2012, we continued to accrue interest associated with an uncertain tax position on discontinued international operations, and incurred an immaterial amount of product liability expenses associated with products previously sold into the Commercial channel through fiscal 2023. Expenses related to discontinued operations were immaterial for the first quarter of fiscal 2024.

(3) RESTRUCTURING AND EXIT CHARGES

In February 2023, we announced and began implementing a restructuring plan that included a reduction in workforce and other exit costs.

The following table summarizes restructuring reserve activity (in thousands):

	Employee Severance and Benefits	Third Party Costs	Total
Accrued liability as of March 31, 2023	$1,110	$123	$1,233
Charges / Accruals	—	440	440
Payments	(588)	(440)	(1,028)
Accrued liability as of June 30, 2023	$522	$123	$645

The charges incurred due to the restructuring plan are included within Restructuring and exit charges in the Condensed Consolidated Statements of Operations and the accrued employee severance and benefits as of June 30, 2023 is included in Accrued Liabilities on our Condensed Consolidated Balance Sheets.

(4) REVENUES

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Three-Months Ended June 30,
	2023	2022
Product sales	$36,771	$49,596
Extended warranties and services	750	1,042
Royalty income	427	879
Other(1)	3,802	3,300
Net sales	$41,750	$54,817
(1) Other revenue is primarily subscription revenue and freight and delivery.

Subscriptions
Sales of our subscriptions are deemed to be one performance obligation and we recognize revenue from these arrangements ratably over the subscription term as the performance obligation is satisfied. Revenue generated from subscriptions is recorded in our Direct segment.

We also offer free trials of subscriptions that are bundled with product offerings (e.g., subscription for premium content). For the types of transactions that involve multiple performance obligations, the transaction price requires allocations to the distinct performance obligation because the free trial provides a material right. The transaction price is then allocated to each performance obligation based on stand-alone selling price. We determine stand-alone selling price based on prices charged to customers. Breakage is factored into the determination of the stand-alone selling price of a subscription. Breakage or activation rate is defined as a percentage of those purchasers that never activate a free-trial offering.

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Three-Months Ended June 30,
	2023	2022
United States	$32,220	$46,081
Canada	4,448	5,807
Europe, the Middle East and Africa	4,356	1,839
All other	726	1,090
Net sales	$41,750	$54,817

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

	Three-Months Ended June 30,
	2023	2022
Balance, beginning of period	$5,075	$6,285
Cash additions	387	1,549
Deferred Revenue	978	982
Revenue recognition	(2,008)	(2,234)
Balance, end of period	$4,432	$6,582

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

We did not have any assets measured at fair value on a recurring basis as of June 30, 2023 or March 31, 2023. Liabilities measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Common Warrants	$—	$—	$2,994	$2,994
Derivatives
Foreign currency forward contracts	—	141	—	141
Total liabilities measured at fair value	$—	$141	$2,994	$3,135

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivatives
Foreign currency forward contracts	$—	$141	$—	$141
Total liabilities measured at fair value	$—	$141	$—	$141

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

The Company determined the fair value of the Common Warrant liability using the price of the Public Warrants as a Level 3 input.

Inherent in a Black Scholes valuation model are assumptions related to expected stock price, exercise price, stock-price volatility derived using the Company’s historical volatility, expected term, risk-free interest rate and dividend yield. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected term of the Common Warrants. The dividend yield percentage is zero based on the Company's current expectations related to the payment of dividends during the expected term of the Common Warrants.

The key inputs into the Black Scholes pricing model were as follows:

June 30, 2023
Stock Price	$1.22
Exercise Price	$1.35
Expected Life	5.47
Expected Volatility	63.05%
Expected Dividend Yield	—%
Risk Free Rate	4.05%

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

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of June 30, 2023, total outstanding contract notional amounts were $7.2 million and had maturities of 126 days or less.

The fair value of our derivative instruments was included in our Condensed Consolidated Balance Sheets as follows (in thousands):

	Balance Sheet Classification	As of
		June 30, 2023	March 31, 2023
Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Accrued liabilities	$141	$141

The effect of derivative instruments on our Condensed Consolidated Statements of Operations was as follows (in thousands):

	Statement of Operations Classification	Three-months ended June 30,
		2023	2022
Derivative instruments not designated as cash flow hedges:
Loss recognized in earnings	Other, net	$—	$(96)
Income tax expense	Income tax expense	—	(24)

(7) INVENTORIES

Inventories are stated at the lower of cost and net realizable value, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	June 30, 2023	March 31, 2023
Finished goods	$35,921	$42,463
Parts and components	3,870	4,136
Total inventories	$39,791	$46,599

(8) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				June 30, 2023	March 31, 2023
Automobiles	5			$23	$23
Leasehold improvements	4	to	20	3,446	3,426
Computer software and equipment	2	to	7	57,213	57,223
Machinery and equipment	3	to	5	14,953	14,953
Furniture and fixtures	5	to	20	2,034	2,034
Work in progress(1)	N/A			4,944	4,061
Total cost				82,613	81,720
Accumulated depreciation				(52,111)	(48,931)
Total property, plant and equipment, net				$30,502	$32,789
(1) Work in progress includes information technology assets and production tooling.
Depreciation expense was as follows (in thousands):

	Three-Months Ended June 30,
	2023	2022
Depreciation expense	$3,135	$2,291

(9) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
We did not have any impairment charges during the first quarter of fiscal 2024, nor did we have any goodwill on our Condensed Consolidated Balance Sheets at June 30, 2023 or March 31, 2023.

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				June 30, 2023	March 31, 2023
Indefinite-lived trademarks (1)	N/A			$2,900	$6,597
Patents	7	to	24	1,044	1,043
				3,944	7,640
Accumulated amortization - definite-lived intangible assets				(869)	(853)
Other intangible assets, net				$3,075	$6,787

(1) During the first quarter of fiscal 2023, we identified impairment indicators with our indefinite-lived trademarks resulting in a $2.5 million non-cash intangible impairment charge.

During the quarter ended June 30, 2023, we completed the sale of indefinite-lived intellectual property for $10.5 million as part of our ongoing comprehensive strategic review. The sale of these assets, which included the Nautilus brand trademark assets and related licenses, will continue to streamline our brand focus and enhance our financial flexibility. The carrying value of the intangible assets sold was $3.7 million and the resulting gain, net of transaction costs, was recorded in Other Income.

Amortization expense was as follows (in thousands):

	Three-Months Ended June 30,
	2023	2022
Amortization expense	$15	$15

Future amortization of definite-lived intangible assets is as follows (in thousands):

Remainder of fiscal 2024	$46
2025	61
2026	47
2027	3
2028	3
Thereafter	15
$175

(10) THE SALE OF SHARES IN EQUITY INVESTMENTS

On May 1, 2023, the Company completed the sale of Vi Labs for $2.3 million as part of its ongoing comprehensive strategic review. The sale of this equity investment will continue to streamline the Company’s brand focus and enhance its financial flexibility. The carrying value of the assets sold was $0.0 million and transaction costs of the sale was $0.1 million. The resulting gain of $2.2 million, net of transaction costs, will be recorded in the Condensed Consolidated Statements of Operations as Other income and in the Condensed Consolidated Statements of Cash Flows as Proceeds from sale of equity investment for the quarter ended June 30, 2023.

(11) LEASES

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

Lease expense was as follows (in thousands):

	Three-Months Ended June 30,
	2023	2022
Operating lease expense	$1,334	$1,533
Amortization of finance lease assets	28	28
Total lease expense	$1,362	$1,561

Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term.

Other information related to leases was as follows (dollars in thousands):

	As of
	June 30, 2023	March 31, 2023
Supplemental cash flow information related to leases was as follows:

Operating leases:
Operating lease right-of-use-assets	$18,009	$19,078

Operating lease liabilities, non-current	$15,182	$16,380
Operating lease liabilities, current portion	4,505	4,427
Total operating lease liabilities	$19,687	$20,807

Finance leases:
Property, plant and equipment, at cost	$569	$569
Accumulated depreciation	(199)	(171)
Property, plant and equipment, net	$370	$398

Finance lease obligations, non-current	$254	$282
Finance lease obligations, current portion	123	122
Total finance lease liabilities	$377	$404

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,594	$6,226
Finance cash flows from finance leases	30	119

Additional lease information:
ROU assets obtained in exchange for operating lease obligations	$—	$100
ROU assets obtained in exchange for finance lease obligations	—	—
Reductions to ROU assets resulting from reductions to operating lease obligations	260	1,175

Weighted Average Remaining Lease Term:
Operating leases	4.8 years	5.0 years
Finance leases	3.3 years	3.5 years

Weighted Average Discount Rate:
Operating leases	5.05%	5.05%
Finance leases	2.08%	2.08%

We determined the discount rate for leases using a portfolio approach to determine an incremental borrowing rate to calculate the right-of-use assets and lease liabilities.

Maturities of lease liabilities under non-cancellable leases were as follows (in thousands):

	As of June 30, 2023
	Operating leases	Finance leases
Remainder of fiscal 2024	$3,992	$90
2025	5,650	120
2026	4,525	120
2027	2,365	60
Thereafter	5,796	—
Total undiscounted lease payments	22,328	390
Less imputed interest	(2,641)	(13)
Total lease liabilities	$19,687	$377

(12) CAPITAL STOCK

Issuance of Common Stock

On June 15, 2023, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with a certain institutional investor (“Purchaser”). Pursuant to the Securities Purchase Agreement, the Company agreed to sell in a registered direct offering (“Registered Direct Offering”) 3,525,000 shares (“Shares”) of the Company’s common stock, no par value (“Common Stock”), and purchase contracts issued as pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 573,362 shares of Common Stock, which Pre-Funded Warrants are issued to the extent that the Purchaser determines, in its sole discretion, that such Purchaser would beneficially own in excess of 4.99% (or at the Purchaser’s election, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of the Securities. The Pre-Funded Warrants have an exercise price of $0.0001 per share and are immediately exercisable and can be exercised at any time after their original issuance date until such Pre-Funded Warrants are exercised in full. Each Share was sold at an offering price of $1.22 and each Pre-Funded Warrant was sold at an offering price of $1.2199 (equal to the purchase price per Share minus the exercise price of the Pre-Funded Warrant). As of June 30, 2023, the Pre-Funded Warrants were not exercised.

Pursuant to the Securities Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, the "Offerings"), we also issued to the Purchaser unregistered warrants (“Common Warrants”) to purchase up to 4,098,362 shares of our common stock. Each Common Warrant has an exercise price of $1.35 per share, is exercisable at any time beginning six months following their original issuance date and will expire five and a half years from the original issuance date. As of June 30, 2023, the Common Warrants were not exercised.

In the event of any Fundamental Transaction, including any merger or consolidation, sale of assets, tender or exchange offer for 50% or more of outstanding common stock, reclassification, reorganization or recapitalization of our shares of common stock, or purchase of more than 50% or more of our outstanding shares of common stock, then upon any subsequent exercise of a Common Warrant, the holder will have the right to receive as alternative consideration, for each share of common stock that would have been issuable upon such exercise immediately prior to the occurrence of such Fundamental Transaction, the number of shares of common stock of the successor or acquiring corporation of our company, if it is the surviving corporation, and any additional consideration receivable upon or as a result of such transaction by a holder of the number of shares of common stock for which the Common Warrant is exercisable immediately prior to such event. Notwithstanding the foregoing, in the event of a Fundamental Transaction, the holders of the Common Warrants have the right to require us or a successor entity to redeem the Common Warrants for cash in the amount of the Black Scholes Value (as defined in each Common Warrant) of the unexercised portion of the Common Warrants concurrently with or within 30 days following the consummation of a fundamental transaction.

The Company accounts for its Common Warrants in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, and determined that the Common Warrants do not meet the criteria for equity treatment thereunder. As such, each Common Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date. Refer to Note 5 - Fair Value Measurements for further details. Changes in fair value are recognized in change in fair value of warrant liability in the Company’s condensed consolidated statements of operations.

Roth Capital Partners, LLC (the “Placement Agent”) acted as the exclusive placement agent for the Offerings, pursuant to a Placement Agency Agreement, dated June 15, 2023, by and between the Company and the Placement Agent (the “Placement Agreement”).

Pursuant to the Placement Agreement, we have agreed to pay the Placement Agent a cash placement fee equal to 7.0% of the aggregate gross proceeds raised in the Offerings from sales arranged for by the Placement Agent. Subject to certain conditions, we also have agreed to reimburse all reasonable travel and other out-of-pocket expenses of the Placement Agent in connection with the Offerings, including but not limited to legal fees, up to a maximum of $75,000. The Placement Agreement contains customary representations, warranties and agreements by us and customary conditions to closing. We have agreed to indemnify the Placement Agent against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), and liabilities arising from breaches of representations and warranties contained in the Placement Agreement, or to contribute to payments that the Placement Agent may be required to make in respect of those liabilities.

We received net proceeds of $4.6 million from the Offerings, net of offering expenses paid to the Placement Agent totaling $0.4 million, which proceeds will be used for general corporate purposes.

The closing of the Offerings took place on June 20, 2023. The Securities were offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-249979) initially filed with the Securities and Exchange Commission (the “Commission”) on November 9, 2020 and declared effective on October 28, 2021. A prospectus supplement relating to the Registered Direct Offering was filed with the Commission on June 15, 2023. None of the Common Warrants or the shares of Common Stock issuable upon the exercise of the Common Warrants are registered under the Securities Act. The Common Warrants and shares of Common Stock issuable upon exercise thereof will be issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder for transactions not involving a public offering.

(13) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	June 30, 2023	March 31, 2023

Payroll and related liabilities	$3,744	$5,220
Deferred revenue	4,432	5,075
Reserves (1)	960	1,200
Accrued Tariffs	1,224	1,167
Other	2,379	2,913
Total accrued liabilities	$12,739	$15,575
(1) Reserves primarily consists of inventory, sales return, sales tax and product liability reserves.

(14) PRODUCT WARRANTIES

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

Changes in our product warranty obligations were as follows (in thousands):

	Three-Months Ended June 30,
	2023	2022
Balance, beginning of period	$3,267	$6,216
Accruals	1,404	844
Payments	(1,372)	(2,064)
Balance, end of period	$3,299	$4,996

(15) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables set forth the changes in accumulated other comprehensive loss, net of tax (in thousands):

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, March 31, 2023	$(1,478)	$(1,478)
Current period other comprehensive income before reclassifications	178	178
Balance, June 30, 2023	$(1,300)	$(1,300)

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, March 31, 2022	$(527)	$(527)
Current period other comprehensive income before reclassifications	(859)	(859)
Balance, June 30, 2022	$(1,386)	$(1,386)

(16) LOSS PER SHARE

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

The weighted average numbers of shares outstanding used to compute (loss) income per share were as follows (in thousands):

	Three-Months Ended June 30,
	2023	2022
Shares used to calculate basic income per share	32,355	31,405
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	—	—
Shares used to calculate diluted income per share	32,355	31,405

Potentially Dilutive Shares

The weighted average number of potentially dilutive shares outstanding listed in the table below were excluded from the computation of diluted per share amounts since we had a loss from continuing operations in both periods, as such, the exercise or conversion of any potentially dilutive shares would increase the number of shares in the denominator and result in a lower loss per diluted share.

The weighted average number of potentially dilutive shares outstanding were as follows (in thousands):

	Three-Months Ended June 30,
	2023	2022
Stock options	—	156
RSUs	48	296
PSUs	—	24
Total potentially dilutive shares excluded due to net loss	48	476
Anti-Dilutive Shares
The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted loss per share. In the case of restricted stock units, this is because unrecognized compensation expense exceeds the current value of the awards (i.e., grant date market value was higher than current average market price). In the case of stock options, this is because the average market price did not exceed the exercise price.

These shares may be anti-dilutive potential common shares in the future (in thousands):

	Three-Months Ended June 30,
	2023	2022
Restricted stock units	944	1,576
Stock options	1,805	2
Total anti-dilutive shares excluded	2,749	1,578

(17) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments, Direct and Retail. There were no changes in our operating segments during the three-months ended June 30, 2023.

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

Following is summary information by reportable segment (in thousands):

	Three-Months Ended June 30,
	2023	2022
Net sales:
Direct	$21,846	$26,476
Retail	19,477	27,444
Royalty	427	897
Consolidated net sales	$41,750	$54,817

Contribution:
Direct	$(4,708)	$(9,893)
Retail	382	(5,408)
Royalty	427	897
Consolidated contribution	$(3,899)	$(14,404)

Reconciliation of consolidated contribution to loss from continuing operations:
Consolidated contribution	$(3,899)	$(14,404)
Amounts not directly related to segments:
Operating expenses(1)	(6,634)	(36,781)
Other expense, net	6,114	(889)
Income tax expense	(505)	(8,096)
Loss from continuing operations	$(4,924)	$(60,170)
(1) Included in unallocated Operating expenses for the three months ended June 30, 2022 is $25.4 million of Goodwill and intangible impairment charge related to the Direct segment and $1.6 million of intangible impairment charge related to the Retail segment that is not included in the contribution performance measured by the chief operating decision maker.

	As of
	June 30, 2023	March 31, 2023
Assets:
Direct	$43,164	$50,493
Retail	39,367	58,214
Unallocated corporate	57,650	54,825
Total assets	$140,181	$163,532

The following customer accounted for 10% or more of total net sales as follows:

	Three-Months Ended June 30,
	2023	2022
Amazon.com	11.2%	29.4%

(17) BORROWINGS

Entry into Amended Term Loan Facility

On April 25, 2023, we entered into an amendment (the “Term Loan Amendment”) to our existing Term Loan with Crystal Financial LLC, d/b/a SLR Credit Solutions ("SLR") dated as of November 30, 2022 (as amended, the "SLR Term Loan").

The Term Loan Amendment permits us to enter into certain asset disposition transactions (the “Specified Transactions”) and a license amendment transaction (the “License Amendment Transaction”). In connection therewith, the minimum excess availability covenant will step-down from the greater of: $10.0 million and 12.5% of the Combined Line Cap, to the greater of: (a) $9.0 million and 12.5% of the Combined Line Cap after the consummation of the first Specified Transaction and (b) $7.0 million and 12.5% of the Combined Line Cap after the consummation of each subsequent Specified Transaction. We prepaid $11.8 million of principal outstanding on the Term Loan with the cash proceeds received from the consummation of the Specified Transactions and the License Amendment Transaction.

Amendment to Existing ABL Credit Agreement

On April 25, 2023, we entered into an amendment (the “ABL Amendment”) to our existing Credit Agreement with Wells Fargo Bank, National Association ("Wells Fargo") dated as of January 31, 2020 (as amended, the “ABL Credit Facility Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The ABL Amendment permits us to enter into the Specified Transactions and the License Amendment Transaction, subject to satisfaction of the terms and conditions set forth therein. In connection therewith, the minimum excess availability covenant will step-down from the greater of: $10.0 million and 12.5% of the Combined Line Cap, to the greater of: (a) $9.0 million and 12.5% of the Combined Line Cap after the consummation of the first Specified Transaction and (b) $7.0 million and 12.5% of the Combined Line Cap after the consummation of each subsequent Specified Transaction. In addition, the ABL Amendment reduced the maximum revolving loan commitment amount from $100 million to $60 million.

In connection with the amendment of each of the SLR Term Loan and ABL Credit Facility, we recorded a loss of $0.9 million and $0.6 million, respectively, as a component of Other, net in our Condensed Consolidated Statements of Operations.

As of June 30, 2023, outstanding principal and accrued and unpaid interest totaled $17.3 million, with $17.1 million and $0.2 million under our SLR Term Loan and ABL Credit Facility, respectively. As of June 30, 2023, we were in compliance with the financial covenants contained in the agreements governing both the SLR Term Loan and ABL Credit Facility, and $9.5 million was available for borrowing under ABL Credit Facility.

As of June 30, 2023, our interest rate was 10.28% for the ABL Credit Facility and 13.79% for the SLR Term Loan. Interest on the ABL Credit Facility accrues at the Secured Overnight Financing Rate ("SOFR") plus a margin of 5.00% to 5.50% (based on average quarterly availability) and interest on the SLR Term Loan Facility accrues at SOFR plus a margin of 7.75% to 8.25% (based on fixed charge coverage ratio).

The balance sheet classification of the borrowings under the loan facilities has been determined in accordance with ASC 470, Debt.

(19) COMMITMENTS AND CONTINGENCIES

Operating leases
We lease property and equipment under non-cancellable operating leases which, in the aggregate, extend through 2029. Many of these leases contain renewal options and provide for rent escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

For additional information related to leases, see Note 11 Leases.

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of June 30, 2023, we had standby letters of credit of $1.6 million.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of June 30, 2023, we had approximately $33.0 million, compared to $12.1 million as of March 31, 2023, in non-cancellable market-based purchase obligations, primarily to secure additional factory capacity for inventory purchases in the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no related liabilities were recorded as of June 30, 2023.

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

(20) SUBSEQUENT EVENTS

Amendment to Existing Term Loan Credit Agreement

On July 28, 2023, we entered into an amendment (the “Second Term Loan Amendment”) to our existing SLR Term Loan with SLR as amended on April 25, 2023. Capitalized terms used but not defined in this section of this report have the meanings ascribed to such terms in the SLR Term Loan.

The Second Term Loan Amendment will provide us with a greater borrowing advance rate for certain eligible accounts owing by Amazon.com, Inc. and its affiliates and allow for certain reports to be delivered monthly (rather than weekly) so long as specified conditions are satisfied. Other than as specifically provided in the Term Loan Amendment, the Second Term Loan Amendment had no effect on any schedules, exhibits or attachments to the Term Loan Credit Agreement. Other than as specifically provided in the Second Term Loan Amendment, the Guaranty and Security Agreements related to the Term Loan Credit Agreement remain in effect.

This description of the Second Term Loan Amendment is a summary only and qualified in its entirety by reference to the text of the Term Loan Amendment, which is filed as Exhibit 10.3.

Amendment to Existing ABL Credit Agreement

On July 28, 2023, we entered into an amendment (the “Second ABL Amendment”) to our existing ABL Credit Facility Agreement with Wells Fargo as amended on April 25, 2023. Capitalized terms used but not defined in this section of this report have the meanings ascribed to such terms in the ABL Credit Facility Agreement.

The Second ABL Amendment will provide us with a greater borrowing advance rate for certain eligible accounts owing by Amazon.com, Inc. and its affiliates and allow for certain reports to be delivered monthly (rather than weekly) so long as specified conditions are satisfied. Other than as specifically provided in the ABL Amendment, the Second ABL Amendment had no effect on any schedules, exhibits or attachments to the ABL Credit Facility

Agreement. In addition, the Second ABL Amendment will reduce the maximum revolving loan commitment amount from $60.0 million to $40.0 million.

Other than as specifically provided in the ABL Amendment, the Second ABL Amendment had no effect on any schedules, exhibits or attachments to the ABL Credit Facility Agreement. Other than as specifically provided in the Second ABL Amendment, the Guaranty and Security Agreement related to the ABL Credit Facility Agreement remains in effect.

This description of the Second ABL Amendment is a summary only and qualified in its entirety by reference to the text of the ABL Amendment, which is filed as Exhibit 10.4.

Issuance of Common Stock

As described in Note 12, Capital Stock, on June 15, 2023, the Company entered into a Securities Purchase Agreement to sell in a Registered Direct Offering 3,525,000 shares of the Company’s common stock and purchase contracts issued as “Pre-Funded Warrants” to purchase up to 573,362 shares of Common Stock. The closing of the Offering took place on June 20, 2023. On July 28, 2023, 573,362 shares of Common Stock were exercised.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (the “2023 Form 10-K”). All references to the first quarters and three-months ended of fiscal 2024 and fiscal 2023 mean for the three-month period ended June 30, 2023 and 2022, respectively. Unless the context otherwise requires, “Nautilus,” “we,” “us” and “our” refer to Nautilus, Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

Cautionary Notice About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “intend,” “estimate,” “will,” “should,” “could,” and other terms of similar meaning typically identify forward-looking statements. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Forward-looking statements include any statements related to our future business, financial performance or operating results; anticipated fluctuations in net sales due to seasonality; plans and expectations regarding gross and operating margins; plans and expectations regarding research and development expenses and capital expenditures and anticipated results from such expenditures and other investments in our capabilities and resources; anticipated losses from discontinued operations; plans for new product introductions, strategic partnerships and anticipated demand for our new and existing products; and statements regarding our inventory and working capital requirements and the sufficiency of our financial resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including our ability to timely acquire inventory that meets our quality control standards from sole source foreign manufacturers at acceptable costs, changes in consumer fitness trends, changes in the media consumption habits of our target consumers or the effectiveness, availability and price of media time consistent with our cost and audience profile parameters, greater than anticipated costs or delays associated with launch of new products, weaker than expected demand for new or existing products, a decline in consumer spending due to unfavorable economic conditions, softness in the retail marketplace or the availability from retailers of heavily discounted competitive products, an adverse change in the availability of credit for our customers who finance their purchases, our ability to pass along vendor raw material price increases and other cost pressures, including increased shipping costs and unfavorable foreign currency exchange rates, tariffs, risks associated with current and potential delays, work stoppages, or supply chain disruptions caused by the coronavirus pandemic, our ability to hire and retain key management personnel, our ability to effectively develop, market and sell future products, the availability and timing of capital for financing our strategic initiatives, including being able to raise capital on favorable terms or at all; changes in the financial markets, including changes in credit markets and interest rates that affect our ability to access those markets on favorable terms, the impact of any future impairments, our ability to protect our intellectual property, the introduction of competing products, and our ability to get foreign-sourced product through customs in a timely manner. Additional assumptions, risks and uncertainties are described in Part I, Item 1A, “Risk Factors,” in our 2023 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or conform them to actual results or to changes in circumstances or expectations.

Overview
We empower healthier living through individualized connected fitness experiences and are committed to building a healthier world, one person at a time. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products, related accessories and a digital platform for consumer use, primarily in the U.S., Canada, Europe and Asia. Our products are sold under some of the most-recognized brand names in the fitness industry: BowFlex®, Schwinn®, JRNY® and previously the Nautilus® brand. Consistent with our North Star strategy, in fiscal 2023 we sold the Nautilus brand trademark assets and related licenses, which we view as non-core assets.

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

Our results for the three-months ended June 30, 2023 were driven by the actions outlined in our North Star strategy. The five strategic pillars of our North Star strategy are: (1) adopt a consumer first mindset; (2) scale a differentiated digital offering; (3) focus investments on core businesses; (4) evolve supply chain to be a strategic advantage; and (5) build organizational capabilities to win by unleashing the power of our team. We have made strong progress on all these pillars over the past two years and we believe that we have set the foundation for becoming a leader in connected fitness by leveraging our equipment business and scaling a differentiated offering.

Our transformation will build on our leading brands, products, innovation, distribution and digital assets. Our operating model is a strategic advantage. Our asset-light manufacturing, diversified product portfolio, omni-channel distribution and variable cost structure, which enables tight management of margin, operating expenses and inventory levels, is a model built to flex with variability in market conditions.

The profound and enduring shift in consumer fitness habits post-pandemic toward at-home workouts continues to enhance the long-term opportunity for the Company. This is a long-term shift and the Company is well-positioned to take advantage of this opportunity.

To weather the macro-economic and retail challenges that we currently face, we are staying grounded in our mission and unwavering dedication to build a healthier world, one person at a time. We also remain steadfast in our strategy to provide consumers a broad variety of superior products at a range of price points via our omni-channel distribution model. We continue to enhance our product portfolio with our differentiated JRNY® connected fitness offering. We believe that the advantages associated with a broad assortment of products and omni-channel distribution model allow us to offset areas of weakness.

Comparison for the Three-Months Ended June 30, 2023 to the Three-Months Ended June 30, 2022

•Net sales were $41.8 million, compared to $54.8 million, a decline of 23.8% versus last year. The sales decline versus last year was driven primarily by lower customer demand.

•Net sales of our Direct segment decreased by $4.6 million, or 17.5%, for the three-months ended June 30, 2023, compared to the three-months ended June 30, 2022. The net sales decrease compared to last year was primarily driven by lower customer demand.

•Net sales of our Retail segment decreased by $8.0 million, or 29.0%, for the three-months ended June 30, 2023, compared to the three-months ended June 30, 2022.The decrease in sales compared to last year was primarily driven by lower demand as retailers work through higher-than-normal inventory levels.

•Royalty income for the three-months ended June 30, 2023 decreased by $0.5 million compared to the three-months ended June 30, 2022. The decrease was primarily due to decreased royalty income as a result of the sale of the Nautilus brand trademarks and related royalty licenses.

•Gross profit was $8.6 million, compared to $7.0 million last year, an increase of 24.3% versus last year. Gross profit margins were 20.7% compared to 12.7% last year. The 8.0 ppt increase in gross margins was primarily due to lower landed product costs (+11 ppts), decreased discounting (+2 ppts), favorable logistics overhead absorption (+1 ppt), offset by unfavorable absorption of JRNY COGS (-5 ppts), and increased outbound freight (-1 ppts).

•Operating expenses were $19.2 million compared to $58.1 million last year. The decrease of $39.0 million, or 67.0%, was primarily due to $27.0 million asset impairment charge in fiscal 2023, $4.3 million decrease in personnel expenses, $4.0 million lower media spending, $2.1 million decrease in contracted services, $1.3 million decrease in other costs, and $0.7 million in other variable selling, and marketing expenses due to decreased sales, offset by $0.4 million increase in restructuring related charges. Total advertising expenses were $1.1 million this year versus $5.1 million last year.

•Operating loss was $10.5 million compared to an operating loss of $51.2 million last year, primarily driven by lower operating expenses and higher gross profit.

•Income tax expenses were $0.5 million this year compared to $8.1 million last year. Expenses this quarter are primarily driven by foreign related taxes and FIN 48 reserves related to an income tax audit. No tax benefit associated with domestic losses was recognized due to the U.S. deferred tax asset valuation allowance position established last year. Income tax expense for the three-months ended June 30, 2022 was primarily a result of the U.S. deferred tax asset valuation allowance.

•Loss from continuing operations was $4.9 million, or $0.15 per diluted share, compared to a loss of $60.2 million, or $1.92 per diluted share, last year.

•Net loss was $4.9 million, or $0.15 per diluted share, compared to net loss of $60.2 million or $1.92 per diluted share, last year.

North Star Strategy Update

JRNY® Digital Platform

•Nautilus continues to enhance and refine existing JRNY® features that are popular with customers, including its personalized recommendations and differentiated, adaptive workouts.

•As of June 30, 2023, members of JRNY® reached 537,000, representing approximately 48% growth versus the same quarter last year. Of these members, 150,000 were Subscribers, representing approximately 17% growth over the same period last year. Nautilus defines JRNY® Members as all individuals who have a JRNY® account and/or subscription, which includes Subscribers, their respective associated users, and users who consume free content. A Subscriber is a person or household who paid for a subscription, is in a trial, or has requested a "pause"' to their subscriptions for up to three months.

•Earlier this year, Nautilus introduced the JRNY® app with Motion Tracking offering personalized coaching and feedback, automatic rep tracking, form guidance, and adaptive weight targets to all JRNY® memberships. Accessible via iOS or Android tablets and mobile devices, these embedded features are available to all JRNY® members with their existing membership and without the need for additional equipment. Leveraging proprietary technology and machine learning expertise from Nautilus’ acquisition of VAY, these new features bring enhanced value within the JRNY® platform, which Nautilus expects to drive JRNY® membership growth. The Company has seen early success, as workouts with motion tracking are chosen by consumers twice as frequently as other workouts in the JRNY® platform.

•A JRNY® Mobile subscription, priced at an affordable $11.99 per month or $99 per year, is designed for members who like using a mobile device (phone or tablet) with a compatible BowFlex® or Schwinn connectable product. They also benefit from a wide range of whole body workouts that are versatile and can be used both at home and on the go.

•A JRNY® All-Access subscription, at $19.99 per month or $149 per year, expands a members’ usage to any of our BowFlex® built-in touchscreen cardio products.

Key Trends and Drivers of Performance

The following forward-looking statements reflect our full fiscal year 2024 expectations as of August 9, 2023, and are subject to risks and uncertainties.

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
•The efficiency and effectiveness of our organization and operations.
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

Forecasting for our business has proven to be challenging. Despite solid demand for our products as demonstrated in our Direct segment, headwinds in Retail re-orders persist as our retail partners continue to act conservatively in light of uncertainty in the economic environment. We have had significant difficulty in forecasting near-term demand and, as a result, our expected near-term operating performance. We are taking decisive actions to reduce our costs and realign our business with the short-term revenue outlook. See "Risk Factors - Strategic and Operational Risks - Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory" in our 2023 Form 10-K.

As a result of the above and other factors, our period-to-period operating results may not be indicative of future performance. You should not place undue reliance on our operating results and should consider our prospects in light of the risks, expenses and difficulties typically encountered by us and other companies, both within and outside our industry. We may not be able to successfully address these risks and difficulties and, consequently, we cannot assure you any future growth or profitability. For more information, see our discussion of Risk Factors located at Part I, Item 1A of our 2023 Form 10-K.

Discontinued Operations

Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation as of December 31, 2012. Although there was no revenue related to the former Commercial business in the fiscal 2023 or year-to-date fiscal 2023 periods, we continued to incur product liability and other legal expenses associated with product previously sold into the Commercial channel.

In the second quarter of fiscal 2023, we completed the tax deregistration of a foreign entity which was part of the discontinued operations. As a result, the previously unrecognized tax benefit and associated accrued interest and penalties in the amount of $2.1 million was released and recorded as a component of income taxes from discontinued operations in the second quarter. There were no further significant activities or changes to our discontinued operations during the first quarter of fiscal 2024.

RESULTS OF OPERATIONS
Results of operations information was as follows (in thousands):

	Three-Months Ended June 30,		Change
	2023	2022	$	%
Net sales	$41,750	$54,817	$(13,067)	(23.8)%
Cost of sales	33,101	47,860	(14,759)	(30.8)%
Gross profit	8,649	6,957	1,692	24.3%
Operating expenses:
Selling and marketing	6,001	12,891	(6,890)	(53.4)%
General and administrative	8,894	12,463	(3,569)	(28.6)%
Research and development	3,847	5,823	(1,976)	(33.9)%
Restructuring and exit charges	440	—	440	NM
Goodwill and intangible impairment charge	—	26,965	(26,965)	(100.0)%
Total operating expenses	19,182	58,142	(38,960)	(67.0)%
Operating loss	(10,533)	(51,185)	40,652	(79.4)%
Other expense:
Interest income	14	1	13
Interest expense	(2,467)	(376)	(2,091)
Other, net	8,567	(514)	9,081
Total other expense, net	6,114	(889)	7,003
Loss from continuing operations before income taxes	(4,419)	(52,074)	47,655
Income tax expense	505	8,096	(7,591)
Loss from continuing operations	(4,924)	(60,170)	55,246
Loss from discontinued operations	—	(7)	7
Net loss	$(4,924)	$(60,177)	$55,253

Results of operations information by segment and major product lines was as follows (dollars in thousands):

	Three-Months Ended June 30,		Change
	2023	2022	$	%
Net sales:
Direct net sales:
Cardio products(1)	$12,518	$17,133	$(4,615)	(26.9)%
Strength products(2)	9,328	9,343	(15)	(0.2)%
Direct	21,846	26,476	(4,630)	(17.5)%

Retail net sales:
Cardio products(1)	$9,321	$11,843	$(2,522)	(21.3)%
Strength products(2)	10,156	15,601	(5,445)	(34.9)%
Retail	19,477	27,444	(7,967)	(29.0)%

Royalty	427	897	(470)	(52.4)%
	$41,750	$54,817	$(13,067)	(23.8)%

Cost of sales:
Direct	$18,316	$21,914	$(3,598)	(16.4)%
Retail	14,785	25,946	(11,161)	(43.0)%
	$33,101	$47,860	$(14,759)	(30.8)%

Gross profit:
Direct	$3,530	$4,562	$(1,032)	(22.6)%
Retail	4,692	1,498	3,194	213.2%
Royalty	427	897	(470)	(52.4)%
	$8,649	$6,957	$1,692	24.3%
Gross profit margin:
Direct	16.2%	17.2%	(100)	basis points
Retail	24.1%	5.5%	1,860	basis points

Contribution:
Direct	$(4,708)	$(9,893)	$5,185	(52.4)%
Retail	382	(5,408)	5,790	(107.1)%

Contribution rate:
Direct	(21.6)%	(37.4)%	15.8	ppts
Retail	2.0%	(19.7)%	21.7	ppts

(1) Cardio products include: connected-fitness bikes, the BowFlex® C6, VeloCore®, Schwinn® IC4, Max Trainer®, connected-fitness treadmills, other exercise bikes, ellipticals and subscription services (applicable to Direct only).

(2) Strength products include: Bowflex® Home Gyms, BowFlex® SelectTech® dumbbells, kettlebell and barbell weights, and accessories.

Sales and Gross Profit

Direct Segment

Comparison of Segment Results for the Three-Month Period Ended June 30, 2023 to the Three-Month Period Ended June 30, 2022

Net sales were $21.8 million for the three-month period ended June 30, 2023, compared to $26.5 million, a decline of 17.5%, versus the same period in 2022. Net sales decrease was primarily driven by lower customer demand.

Cardio sales declined 26.9% versus the same period in 2022. Lower cardio sales this quarter versus last year were primarily driven by lower demand for bikes. Strength product sales were relatively flat versus the same period last year.

Gross profit margin was 16.2% for the three-month period ended June 30, 2023 versus 17.2% for the same period in 2022. The 1.0 ppt decrease in gross margin was primarily driven by: unfavorable absorption of JRNY® COGs (-8 ppts), increased discounting (-2 ppts) and higher outbound freight (-2 ppts), offset by lower landed product costs (+7 ppts) and favorable logistics overhead absorption (+3 ppts). Gross profit was $3.5 million, a decrease of 22.6% versus the same period in 2022.

Segment contribution loss was $4.7 million for the three-month period ended June 30, 2023, or 21.6% of sales, compared to segment contribution loss of $9.9 million, or 37.4% of sales for the same period in 2022. The improvement was primarily driven by decreased media spend and lower operating expenses, partially offset by lower gross profit, as explained above. Advertising expenses were $0.9 million compared to $5.2 million for the same period in 2022.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the third quarter of fiscal 2023 were 50.7%, compared to 53.8% for the same period in 2022. The decrease in approvals reflects lower credit quality applications.

Retail Segment

Comparison of Segment Results for the Three-Month Period Ended June 30, 2023 to the Three-Month Period Ended June 30, 2022

Net sales for the three-month period ended June 30, 2023 were $19.5 million, compared to $27.4 million, a decline of 29.0%, for the same period in 2022. Retail segment sales outside the United States and Canada were up 69.1% versus the same period last year. The net sales decrease compared to last year was primarily driven by lower demand as retailers work through higher-than-normal inventory levels.

Cardio sales for the three-month period ended June 30, 2023 decreased by 21.3% compared to the same period of last year. Lower cardio sales this quarter were primarily driven by lower demand for bikes. Strength product sales declined by 34.9% versus last year. Lower strength sales this quarter versus last year were primarily driven by lower demand for SelectTech® weights.

Gross profit margins were 24.1% for the three-month period ended June 30, 2023, up from 5.5% for the same period in 2022. The 18.6 ppt increase in gross margin was primarily due to lower landed product costs (+13 ppts) and decreased discounting (+7 ppts), partially offset by unfavorable logistics overhead absorption (-1 ppt). Gross profit was $4.7 million, an increase of 213.2% versus the same period in 2022.

Segment contribution income for the three-month period ended June 30, 2023 was $0.4 million, or 2.0% of sales, compared to segment contribution loss of $5.4 million, or 19.7% of sales for the same period in 2022. The improvement was primarily driven by lower operating expenses, partially offset by lower gross profit.

Royalty

Royalty income decreased by $0.5 million, or 52.4%, to $0.4 million for the three-month period ended June 30, 2023, compared to the same period of 2022, primarily due to decreased royalty income as a result of the sale of the Nautilus brand trademarks and related royalty licenses.

Selling and Marketing
Selling and marketing expenses include payroll, employee benefits, and other headcount-related expenses associated with sales and marketing personnel, and the costs of media advertising, promotions, trade shows, seminars, sales incentives related to our JRNY® platform and other programs.

Selling and marketing information was as follows (dollars in thousands):

	Three-Months Ended June 30,		Change
	2023	2022	$	%
Selling and marketing	$6,001	$12,891	$(6,890)	(53.4)%
As % of net sales	14.4%	23.5%

The $6.9 million decrease in selling and marketing expenses for the three-month period ended June 30, 2023 as compared to the same period of 2022 was primarily related to a $4.0 million decrease in media spend, $1.3 million decrease in other costs, $0.7 million decrease in other variable selling and marketing expenses due to decreased sales, $0.5 million decrease in personnel expenses, and $0.4 million decrease in contracted services. We expect variable selling and marketing expenses to continue to flex with sales.

Media advertising expense is the largest component of selling and marketing and was as follows (dollars in thousands):

	Three-Months Ended June 30,		Change
	2023	2022	$	%
Total advertising	$1,105	$5,120	$(4,015)	(78.4)%

The $4.0 million decrease in media advertising expense for the three-month period ended June 30, 2023, as compared to the same period of 2022 reflects increased cost control while maintaining advertising support to preserve market share. Advertising as a percentage of selling and marketing for the three-month period ended June 30, 2023 was 18.4% as compared to 39.7% for the same quarter last year.

General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, and other administrative fees.

General and administrative was as follows (dollars in thousands):

	Three-Months Ended June 30,		Change
	2023	2022	$	%
General and administrative	$8,894	$12,463	$(3,569)	(28.6)%
As % of net sales	21.3%	22.7%

The $3.6 million decrease in general and administrative expenses for the three-month period ended June 30, 2023 as compared to the same period of 2022 was primarily due to A $3.1 million decrease in personnel expenses, $0.3 million decrease in legal fees, and $0.2 million decrease in other expenses.

The decrease in general and administrative as a percentage of net sales was due to the decreases in spending being more than offset by lower net sales. We expect general and administrative expenses to be a lower percentage of net sales this fiscal year, compared to last fiscal year.

Research and Development
Research and development expenses include payroll, employee benefits, other headcount-related expenses and information technology associated with product development.

Research and development was as follows (dollars in thousands):

	Three-Months Ended June 30,		Change
	2023	2022	$	%
Research and development	$3,847	$5,823	$(1,976)	(33.9)%
As % of net sales	9.2%	10.6%

The $2.0 million decrease in research and development expenses for the three-month period ended June 30, 2023, as compared to the same period of 2022, was primarily due to a $1.4 million reduction of contracted services and $0.7 million decrease in personnel expenses, partially offset by a $0.1 million increase in other costs.

The decrease in research and development as a percentage of net sales was due to the decreases in spending being more than offset by lower net sales. We expect research and development expenses to be a lower percentage of net sales this fiscal year, compared to last fiscal year.

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

For additional information related to our goodwill and intangible impairment charge, see Note 9.

Operating Loss
Operating loss for the three-months ended June 30, 2023 was $10.5 million, a decrease of $40.7 million, or 79.4%, as compared to an operating loss of $51.2 million for the same period of 2022. The improvement in results was primarily driven by higher gross profit during the period as well as the goodwill and intangible impairment charge in the prior year period.

Interest Expense
Interest expense for the three-months ended June 30, 2023 was $2.5 million, an increase of $2.1 million, or 556.1%, as compared to an interest expense of $0.4 million for the same period of 2022. The increase was primarily due to a $0.9 million loss from the SLR Term Loan amendment, a $0.6 million loss from the ABL Credit Facility amendment and $0.7 million in interest related payments.

Other, Net
Other, net relates to the effect of exchange rate fluctuations with the U.S. and our foreign subsidiaries and intellectual property asset sale.

Other, net was as follows (in thousands):

	Three-Months Ended June 30,		Change
	2023	2022	$	%
Other, net	$8,567	$(514)	$9,081	(1,766.7)%

The $9.1 million increase in Other, net is primarily due to a $6.4 million net gain on the sale of intellectual property, a $2.2 million net gain on the sale of equity investments, and a $0.5 million prior year loss in foreign exchange.

Income Tax Expense
Income tax expense includes U.S. and international income taxes, and interest and penalties on uncertain tax positions.

Income tax expense was as follows (in thousands):

	Three-Months Ended June 30,		Change
	2023	2022	$	%
Income tax expense	$505	$8,096	$(7,591)	(93.8)%
Effective tax rate	(11.4)%	(15.5)%

Income tax expense for the three-month period ended June 30, 2023 was $0.5 million compared to $8.1 million last year. Expenses this quarter are primarily driven by foreign related taxes and FIN 48 reserves related to an income tax audit. No tax benefit associated with domestic losses was recognized due to the U.S. deferred tax asset valuation allowance position established last year. Income tax expense for the three-months ended June 30, 2022 was primarily a result of the U.S. deferred tax asset valuation allowance.

Loss from Continuing Operations
Loss from continuing operations was $4.9 million for the three-months ended June 30, 2023, or $0.15 per diluted share, compared to loss from continuing operations of $60.2 million, or $1.92 per diluted share, for the three-months ended June 30, 2022. The decrease in loss from continuing operations was primarily due to higher gross profit as discussed in more detail above, as well as the goodwill and intangible impairment charge in the prior year period.

Net Loss
Net loss was $4.9 million for the three-months ended June 30, 2023, compared to net loss of $60.2 million for the three-months ended June 30, 2022. Net loss per diluted share was $0.15 for the three-months ended June 30, 2023, compared to net loss per diluted share of $1.92 for the three-months ended June 30, 2022.

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

As of June 30, 2023, we had $18.3 million of cash, cash equivalents and restricted cash, and $9.5 million was available for borrowing under the WF ABL Revolving Facility, compared to $18.3 million of cash, cash equivalents and restricted cash, and $14.9 million available for borrowing under the WF ABL Revolving Facility as of March 31, 2023.

During the quarter ended June 30, 2023, we sold 3,525,000 shares of our common stock for $1.22 per share and pre-funded warrants to purchase up to 573,362 shares of our common stock at $1.2199 per share for net proceeds of $4.6 million after offering expenses. The pre-funded warrants have an exercise price of $0.0001 per share, are immediately exercisable and will expire when exercised in full. See Note 12 for additional information.

During the quarter ended June 30, 2023, the Company completed the sale of intellectual property for $10.5 million as part of its ongoing comprehensive strategic review. The sale of these assets, which included the Nautilus brand trademark assets and related licenses, will continue to streamline the Company’s brand focus and enhance its financial flexibility. The carrying value of the intangible assets sold was $3.7 million and the resulting gain, net of transaction costs, was recorded in Other Income and in the Consolidated Statements of Cash Flows from investing activities as proceeds from sale of intellectual property for the quarter ended June 30, 2023.

During the quarter ended June 30, 2023, the Company completed the sale of Vi Labs for $2.3 million as part of its ongoing comprehensive strategic review. The sale of this equity investment will continue to streamline the Company’s brand focus and enhance its financial flexibility. The carrying value of the assets sold was $0.0 and transaction costs of the sale was $0.1 million. The resulting gain of $2.2 million, net of transaction costs, was recorded in the Consolidated Statements of Operations as Other income and in the Consolidated Statements of Cash Flows investing activities as Proceeds from sale of equity investment for the quarter ended June 30, 2023.

We expect our cash, cash equivalents, restricted cash and amounts available for borrowing under our SLR Term Loan and ABL Credit Facility as of June 30, 2023, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least the next twelve months.

If forecasted sales are not achieved, our semi-variable operating model will allow additional cost cutting measures and additional working capital levers will be executed.

Cash used in operating activities was $2.4 million for the three-month period ended June 30, 2023, compared to cash used in operating activities of $6.0 million for the three-month period ended June 30, 2022. The improvement in cash flows from operating activities for the three-month period ended June 30, 2023 as compared to the same period of 2022 was primarily due to changes in our operating assets and liabilities discussed below and a decreased net loss, offset by a decrease in non-cash charges.

Trade receivables decreased to $13.2 million as of June 30, 2023, compared to $21.5 million as of March 31, 2023, primarily due to lower sales volumes driven by seasonality.

Inventory was $39.8 million as of June 30, 2023, down 15% compared to $46.6 million as of March 31, 2023 and down 62% compared to $103.9 million as of June 30, 2022. The decrease in inventory was driven by sell-through and strong inventory management as we continue to right-size inventory levels. About 9% of inventory as of June 30, 2023 was in-transit.

Prepaid and other current assets changes were immaterial, compared to March 31, 2023.

Trade payables decreased by $8.9 million to $20.5 million as of June 30, 2023, compared to $29.4 million as of March 31, 2023, primarily due to lowered operating expense accruals due to lower sales volumes driven by seasonality and expense control efforts.

Accrued liabilities decreased by $2.8 million to $12.7 million as of June 30, 2023, compared to $15.6 million as of March 31, 2023, primarily due to a $0.7 million decrease in accruals for Finance fees and return reserves due to slow season sales, $0.9 million decrease in deferrals for JRNY® revenue due to change in free trials, $0.7 million reduction in payroll accruals due to payroll schedule resulting in fewer days accrued and $0.7 million decrease in Vi fee accrual in the first quarter of fiscal 2024 as compared to the fourth quarter of fiscal 2023 due to seasonal sales declines.

Cash used in investing activities of $11.7 million for the three-month period ended June 30, 2023 was primarily due to $10.5 million from the sale of intellectual property, $2.4 million from the sale of an equity investment, partially offset by $1.2 million capital purchases related to our digital platform. We anticipate spending between $4.0 million and $4.5 million in fiscal 2024 for digital platform enhancements, systems integration, and production tooling.

Cash provided by financing activities of $9.5 million for the three-month period ended June 30, 2023 was primarily related to $12.9 million in payments on long-term debt and $0.8 million in payments of debt issuance costs, partially offset by $4.5 million proceeds from the sale of common stock and warrants discussed above.

Free Cash Flow

Free cash flow is a non-GAAP financial measure. We define free cash flow as net cash provided by (used in) operating activities minus capital expenditures. We believe that, when viewed with our GAAP results, free cash flow provides management, investors and other users of our financial information with a more complete understanding of factors and trends affecting our cash flows. We believe free cash flow provides useful additional information to users of our financial information and is an important metric because it represents a measure of how much cash we have available for discretionary and non-discretionary items after the deduction of capital expenditures. We use this metric internally, as we believe our sustained ability to generate free cash flow is an important driver of value creation. However, this non-GAAP financial measure is not intended to supersede or replace our GAAP results.

The following table presents a reconciliation of free cash flow, a non-GAAP financial measure, to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP (in thousands):

	Three-Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(2,365)	$(5,980)
Purchase of property, plant and equipment	(1,178)	(3,381)
Free cash flow	$(3,543)	$(9,361)
Net loss	$(4,924)	$(60,177)
Free cash flow as percentage of net loss	72.0%	15.6%

Financing Arrangements

Entry into Amended Term Loan Facility

On April 25, 2023, we entered into an amendment (the “Term Loan Amendment”) to our existing Term Loan with Crystal Financial LLC, d/b/a SLR Credit Solutions ("SLR") dated as of November 30, 2022 (as amended, the "SLR Term Loan").

The Term Loan Amendment permits us to enter into certain asset disposition transactions (the “Specified Transactions”) and a license amendment transaction (the “License Amendment Transaction”). In connection therewith, the minimum excess availability covenant will step-down from the greater of: $10.0 million and 12.5% of the Combined Line Cap, to the greater of: (a) $9.0 million and 12.5% of the Combined Line Cap after the consummation of the first Specified Transaction and (b) $7.0 million and 12.5% of the Combined Line Cap after the consummation of each subsequent Specified Transaction. We prepaid $11.8 million of principal outstanding on the Term Loan with the cash proceeds received from the consummation of the Specified Transactions and the License Amendment Transaction.

Amendment to Existing ABL Credit Agreement

On April 25, 2023, we entered into an amendment (the “ABL Amendment”) to our existing Credit Agreement with Wells Fargo Bank, National Association ("Wells Fargo") dated as of January 31, 2020 (as amended, the “ABL Credit Facility Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The ABL Amendment permits us to enter into the Specified Transactions and the License Amendment Transaction, subject to satisfaction of the terms and conditions set forth therein. In connection therewith, the minimum excess availability covenant will step-down from the greater of: $10.0 million and 12.5% of the Combined Line Cap, to the greater of: (a) $9.0 million and 12.5% of the Combined Line Cap after the consummation of the first Specified Transaction and (b) $7.0 million and 12.5% of the Combined Line Cap after the consummation of each subsequent Specified Transaction. In addition, the ABL Amendment reduced the maximum revolving loan commitment amount from $100 million to $60 million.

In connection with the amendment of each of the SLR Term Loan and ABL Credit Facility, we recorded a loss of $0.9 million and $0.6 million, respectively, as a component of Other, net in our Condensed Consolidated Statements of Operations.

As of June 30, 2023, outstanding principal and accrued and unpaid interest totaled $17.3 million, with $17.1 million and $0.2 million under our SLR Term Loan and ABL Credit Facility, respectively. As of June 30, 2023, we were in compliance with the financial covenants contained in the agreements governing both the SLR Term Loan and ABL Credit Facility, and $9.5 million was available for borrowing under WF ABL Credit Facility.

As of June 30, 2023, our interest rate was 10.28% for the ABL Credit Facility and 13.79% for the SLR Term Loan. Interest on the ABL Credit Facility accrues at the Secured Overnight Financing Rate ("SOFR") plus a margin of 5.00% to 5.50% (based on average quarterly availability) and interest on the SLR Term Loan Facility accrues at SOFR plus a margin of 7.75% to 8.25% (based on fixed charge coverage ratio).

The balance sheet classification of the borrowings under the loan facilities has been determined in accordance with ASC 470, Debt.

Off-Balance Sheet Arrangements
We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of June 30, 2023, we had approximately $33.0 million, compared to $12.1 million as of March 31, 2023 in non-cancellable market-based purchase obligations, primarily to secure additional factory capacity for inventory purchases in the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through Nautilus warehouses. The increase in purchase obligations was primarily due to strong inventory management as we continue to right-size inventory levels.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no liabilities were recorded at June 30, 2023.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies have not changed from those discussed in our fiscal 2023 Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 for a discussion of recent accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended March 31, 2023, filed with the SEC on June 1, 2023.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three-months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

We operate in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in our 2023 Form 10-K are not the only risks and uncertainties to which we are subject, and there may be other risk and uncertainties that are not currently considered material or are not known to us that could impair our business or operations. If any of the risks described in our 2023 Form 10-K actually occur, our business, operating results and financial position could be adversely affected. There have been no material changes to the risk factors as set forth in our 2023 Form 10-K.

Item 6.    Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation - Incorporated by reference to Exhibit A to Schedule 14A, as filed with the Commission on April 22, 2008.

3.2	Amended and Restated Bylaws - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on April 5, 2005.

3.3	Amendment to Amended and Restated Bylaws of the Company - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on January 31, 2007.

4.1	Form of Pre-Funded Common Stock Purchase Warrant – Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, as filed with the Commission on June 15, 2023.

4.2	Form of Common Stock Purchase Warrant – Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, as filed with the Commission on June 15, 2023.

10.1
Form of Placement Agency Agreement by and between the Company and Roth Capital Partners, LLC, dated June 15, 2023 – Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the Commission on June 15, 2023.

10.2	Form of Securities Purchase Agreement – Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, as filed with the Commission on June 15, 2023.

10.3	Amendment to Credit Agreement dated July 28, 2023, by and between Nautilus, Inc. and Crystal Financial LLC D/B/A SLR Credit Solutions.

10.4	Amendment to Credit Agreement dated July 28, 2023, by and between Nautilus, Inc. and Wells Fargo Bank, National Association.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract, compensatory agreement or arrangement, in which our directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTILUS, INC.
(Registrant)

August 9, 2023	By:	/S/ James Barr IV
Date		James Barr IV
Chief Executive Officer

NAUTILUS, INC.
(Registrant)

August 9, 2023	By:	/S/ Aina E. Konold
Date		Aina E. Konold
Chief Financial Officer