Form 10-Q
period 2023-09-30
BOWFLEX INC.
filed 2023-11-14
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission file number: 001-31321

BOWFLEX INC.
(Exact name of Registrant as specified in its charter)

Washington	94-3002667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
17750 S.E. 6th Way
Vancouver, Washington 98683
(Address of principal executive offices, including zip code)

(360) 859-2900
(Registrant's telephone number, including area code)
Nautilus, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	BFX	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  [x]
The number of shares outstanding of the registrant's common stock as of November 10, 2023 was 36,361,526 shares.

BOWFLEX INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

BOWFLEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of
	September 30, 2023	March 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$8,134	$17,362
Restricted cash	2,158	950
Trade receivables, net of allowances of $255 and $618	24,187	21,489
Inventories	66,077	46,599
Prepaids and other current assets	9,779	8,033
Income taxes receivable	7,215	1,789
Total current assets	117,550	96,222
Property, plant and equipment, net	28,352	32,789
Operating lease right-of-use assets	16,906	19,078
Other intangible assets, net	3,059	6,787
Deferred income tax assets, non-current	540	554
Income taxes receivable, non-current	—	5,673
Other assets	1,271	2,429
Total assets	$167,678	$163,532
Liabilities and Shareholders' Equity
Trade payables	$63,235	$29,378
Accrued liabilities	11,858	15,575
Operating lease liabilities, current portion	4,575	4,427
Financing lease liabilities, current portion	123	122
Warranty obligations, current portion	2,560	2,564
Income taxes payable, current portion	1,089	328
Debt payable, current portion, net of unamortized debt issuance costs of $447 and $586	1,803	1,642
Total current liabilities	85,243	54,036
Operating lease liabilities, non-current	13,950	16,380
Financing lease liabilities, non-current	225	282
Warranty obligations, non-current	859	703
Income taxes payable, non-current	2,055	2,316
Deferred income tax liabilities, non-current	128	253
Other non-current liabilities	4,108	1,978
Debt payable, non-current, net of unamortized debt issuance costs of $931 and $1,513	13,987	26,284
Total liabilities	120,555	102,232
Commitments and contingencies (Note 19)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 36,347 and 31,845 shares issued and outstanding	13,612	10,084
Retained earnings	35,227	52,694
Accumulated other comprehensive loss	(1,716)	(1,478)
Total shareholders' equity	47,123	61,300
Total liabilities and shareholders' equity	$167,678	$163,532
See accompanying Notes to Condensed Consolidated Financial Statements.

BOWFLEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2023	2022	2023	2022
Net sales	$48,659	$65,458	$90,409	$120,275
Cost of sales	38,705	54,000	71,805	101,859
Gross profit	9,954	11,458	18,604	18,416
Operating expenses:
Selling and marketing	7,023	9,400	13,024	22,290
General and administrative	8,980	10,995	17,874	23,458
Research and development	3,836	5,405	7,684	11,229
Restructuring and exit charges	1,323	—	1,763	—
Goodwill and intangible impairment charge	—	—	—	26,965
Total operating expenses	21,162	25,800	40,345	83,942
Operating loss	(11,208)	(14,342)	(21,741)	(65,526)
Other (expense) income
Interest income	3	4	17	5
Interest expense	(1,137)	(595)	(3,604)	(971)
Other, net	251	(224)	8,818	(739)
Total other (expense) income, net	(883)	(815)	5,231	(1,705)
Loss from continuing operations before income taxes	(12,091)	(15,157)	(16,510)	(67,231)
Income tax expense	452	156	957	8,251
Loss from continuing operations	(12,543)	(15,313)	(17,467)	(75,482)
Discontinued operations:
Loss from discontinued operations before income taxes	—	(32)	—	(32)
Income tax benefit of discontinued operations	—	(2,142)	—	(2,134)
Income from discontinued operations	—	2,110	—	2,102
Net loss	$(12,543)	$(13,203)	$(17,467)	$(73,380)

Basic loss per share from continuing operations	$(0.35)	$(0.48)	$(0.51)	$(2.40)
Basic income per share from discontinued operations	—	0.07	—	0.07
Basic net loss per share	$(0.35)	$(0.41)	$(0.51)	$(2.33)

Diluted loss per share from continuing operations	$(0.35)	$(0.48)	$(0.51)	$(2.40)
Diluted income per share from discontinued operations	—	0.07	—	0.07
Diluted net loss per share	$(0.35)	$(0.41)	$(0.51)	$(2.33)

Shares used in per share calculations:
Basic	36,008	31,585	34,192	31,496
Diluted	36,008	31,585	34,192	31,496
See accompanying Notes to Condensed Consolidated Financial Statements.

BOWFLEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in thousands)

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(12,543)	$(13,203)	$(17,467)	$(73,380)
Other comprehensive loss:
Foreign currency translation, net of income tax expense of $(15), $(56), $(7), and $(85)	(416)	(1,221)	(238)	(2,080)
Comprehensive loss	$(12,959)	$(14,424)	$(17,705)	$(75,460)

See accompanying Notes to Condensed Consolidated Financial Statements.

BOWFLEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Amount	APIC
Balance, March 31, 2023	31,845	$10,084	$—	$52,694	$(1,478)	$61,300
Net loss	—	—	—	(4,924)	—	(4,924)
Foreign currency translation adjustment, net of income tax expense of $8	—	—	—	—	178	178
Issuance of common stock and pre-funded warrants, net	3,525	1,335	217	—	—	1,552
Stock-based compensation expense	34	1,050	—	—	—	1,050
Common stock issued under equity compensation plan, net of shares withheld for tax payments	(69)	(85)	—	—	—	(85)
Common stock issued under employee stock purchase plan	180	—	—	—	—	—
Balance, June 30, 2023	35,515	12,384	217	47,770	(1,300)	59,071
Net loss	—	—	—	(12,543)	—	(12,543)
Foreign currency translation adjustment, net of income tax expense of $15	—	—	—	—	(416)	(416)
Issuance of common stock upon exercise of pre-funded warrants	573	336	(217)			119
Stock-based compensation expense	—	926	—	—	—	926
Common stock issued under equity compensation plan, net of shares withheld for tax payments	(58)	(34)	—	—	—	(34)
Common stock issued under employee stock purchase plan	317	—	—	—	—	—
Balance, September 30, 2023	36,347	$13,612	$—	$35,227	$(1,716)	$47,123

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2022	31,268	$6,483	$158,093	$(527)	$164,049
Net loss	—	—	(60,177)	—	(60,177)
Foreign currency translation adjustment, net of income tax benefit of $29	—	—	—	(859)	(859)
Stock-based compensation expense	—	1,979	—	—	1,979
Common stock issued under equity compensation plan, net of shares withheld for tax payments	205	(270)	—	—	(270)
Common stock issued under employee stock purchase plan	—	125	—	—	125
Balance, June 30, 2022	31,473	8,317	97,916	(1,386)	104,847
Net loss	—	—	(13,203)	—	(13,203)
Foreign currency translation adjustment, net of income tax expense of $56	—	—	—	(1,221)	(1,221)
Stock-based compensation expense	—	1,367	—	—	1,367
Common stock issued under equity compensation plan, net of shares withheld for tax payments	241	(171)	—	—	(171)
Balance, September 30, 2022	31,714	$9,513	$84,713	$(2,607)	$91,619

See accompanying Notes to Condensed Consolidated Financial Statements.

BOWFLEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six-Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Loss from continuing operations	$(17,467)	$(75,482)
Income from discontinued operations	—	2,102
Net loss	(17,467)	(73,380)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,256	4,786
Provision for allowance for doubtful accounts	88	585
Inventory lower-of-cost-or net realizable value adjustments	—	1,832
Stock-based compensation expense	1,941	3,346
Gain on asset dispositions	(9,021)	—
Loss on debt extinguishment	352	—
Deferred income taxes, net of valuation allowances	114	8,167
Goodwill and intangible impairment charge	—	26,965
Other	138	(1,276)
Changes in operating assets and liabilities:
Trade receivables	(2,416)	28,363
Inventories	(18,553)	13,299
Prepaids and other assets	1,560	7,164
Income taxes receivable	247	354
Trade payables	34,757	(13,731)
Liability classified stock-based compensation expense	4	—
Accrued liabilities and other liabilities, including warranty obligations	(5,931)	(16,070)
Net cash used in operating activities	(7,931)	(9,596)
Cash flows from investing activities:
Proceeds from sale of equity investment	2,350	—
Proceeds from sale of intellectual property	10,500	—
Purchases of property, plant and equipment	(1,902)	(7,511)
Net cash provided by (used in) investing activities	10,948	(7,511)
Cash flows from financing activities:
Proceeds from long-term debt	3,000	36,280
Payments on long-term debt	(15,976)	(19,399)
Payments of debt issuance costs	(918)	—
Early termination of debt	(353)	—
Payments on finance lease liabilities	(60)	(60)
Proceeds from public offering net of transaction costs	4,547	—
Proceeds from employee stock purchases	35	125
Tax payments related to stock award issuances	(119)	(430)
Net cash (used in) provided by financing activities	(9,844)	16,516
Effect of exchange rate changes	(1,193)	(6,869)
Net decrease in cash, cash equivalents and restricted cash	(8,020)	(7,460)
Cash, cash equivalents and restricted cash at beginning of period	18,312	18,098
Cash, cash equivalents and restricted cash at end of period	$10,292	$10,638

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,327	$770
Cash paid (received) for income taxes, net	104	(47)
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$231	$787

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same amounts shown above:
	Six-Months Ended September 30,
	2023	2022
Cash and cash equivalents	$8,134	$5,805
Restricted cash	2,158	946
Other current assets - restricted, current	—	3,887
Total cash, cash equivalents and restricted cash	$10,292	$10,638
See accompanying Notes to Condensed Consolidated Financial Statements.

BOWFLEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) GENERAL INFORMATION

Basis of Consolidation and Presentation

The accompanying condensed consolidated financial statements present the financial position, results of operations and cash flows of BowFlex Inc. and its subsidiaries, all of which are wholly owned. Intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (the “2023 Form 10-K”) and for the 10-Q report for the period ended June 30, 2023.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2023 and March 31, 2023, and our results of operations, comprehensive loss and shareholders' equity for the three and six-month periods ended September 30, 2023 and 2022 and our cash flows for the six-month periods ended September 30, 2023 and 2022. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally, and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

ASU 2016-13
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In May 2019, the FASB issued ASU 2019-05, which provides entities to have certain instruments with an option to irrevocably elect the fair value option. In November 2019, the FASB issued ASU 2019-11, which provides clarification and addresses specific issues about certain aspects of ASU 2016-13. In March 2020, the FASB issued ASC 2020-03, which provides an update to clarify or address specific issues. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those years. We adopted ASU 2016-13 on April 1, 2023 and it had no material impact on our financial position, results of operations or cash flows.

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

(2) DISCONTINUED OPERATIONS

Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. Although we reached substantial completion of asset liquidation at December 31, 2012, we continued to accrue interest associated with an uncertain tax position on discontinued international operations, and incurred an immaterial amount of product liability expenses associated with products previously sold into the Commercial channel through fiscal 2023. Expenses related to discontinued operations were immaterial for the first six months of fiscal 2024.

(3) RESTRUCTURING AND EXIT CHARGES

In February 2023, we announced and began implementing a restructuring plan that included a reduction in workforce and other exit costs.

The following table summarizes restructuring reserve activity (in thousands):

	Employee Severance and Benefits	Third Party Costs	Total
Accrued liability as of March 31, 2023	$1,110	$123	$1,233
Charges / Accruals	—	1,763	1,763
Payments	(753)	(1,129)	(1,882)
Accrued liability as of September 30, 2023	$357	$757	$1,114

The charges incurred due to the restructuring plan are included within Restructuring and exit charges in the Condensed Consolidated Statements of Operations and the accrued employee severance and benefits as of September 30, 2023 is included in Accrued Liabilities on our Condensed Consolidated Balance Sheets.

(4) REVENUES

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2023	2022	2023	2022
Product sales	$44,424	$60,107	$81,196	$109,703
Extended warranties and services	776	938	1,526	1,980
Royalty income	143	1,072	570	1,950
Other(1)	3,316	3,341	7,117	6,642
Net sales	$48,659	$65,458	$90,409	$120,275
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

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2023	2022	2023	2022
United States	$38,787	$53,440	$71,007	$99,521
Canada	4,918	8,388	9,366	14,195
Europe, the Middle East and Africa	4,308	2,340	8,664	4,179
All other	646	1,290	1,372	2,380
Net sales	$48,659	$65,458	$90,409	$120,275

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

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$4,432	$6,582	$5,075	$6,285
Cash changes	(239)	(973)	148	576
Deferred Revenue	551	1,238	1,529	2,220
Revenue recognition	(1,736)	(2,654)	(3,744)	(4,888)
Balance, end of period	$3,008	$4,193	$3,008	$4,193

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

We did not have any assets measured at fair value on a recurring basis as of September 30, 2023, or March 31, 2023. Liabilities measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Common Warrants	$—	$—	$1,618	$1,618
Derivatives
Foreign currency forward contracts	—	20	—	20
Total liabilities measured at fair value	$—	$20	$1,618	$1,638

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivatives
Foreign currency forward contracts	$—	$141	$—	$141
Total liabilities measured at fair value	$—	$141	$—	$141

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

We determined the fair value of the Common Warrants (see Note 12) liability using the Black Scholes Option Pricing methodology with Level 3 inputs.

Inherent in a Black Scholes valuation model are assumptions related to expected stock price, exercise price, stock-price volatility derived using our historical volatility, expected term, risk-free interest rate and dividend yield. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected term of the Common Warrants. The dividend yield percentage is zero based on our current expectations related to the payment of dividends during the expected term of the Common Warrants.

The key inputs into the Black Scholes pricing model were as follows:

September 30, 2023
Stock Price	$0.85
Exercise Price	$1.35
Expected Life	5.22
Expected Volatility	61.66%
Expected Dividend Yield	—%
Risk Free Rate	4.55%

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

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of September 30, 2023, total outstanding contract notional amounts were $2.3 million and had maturities of 62 days or less.

The fair value of our derivative instruments was included in our Condensed Consolidated Balance Sheets as follows (in thousands):

	Balance Sheet Classification	As of
		September 30, 2023	March 31, 2023
Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Accrued liabilities	$20	$141

The effect of derivative instruments on our Condensed Consolidated Statements of Operations was as follows (in thousands):

	Statement of Operations Classification	Three-Months ended September 30,		Six-Months Ended September 30,
		2023	2022	2023	2022
Derivative instruments not designated as cash flow hedges:
Income (loss) recognized in earnings	Other, net	$158	$(685)	$158	$(589)
Income tax expense (benefit)	Income tax expense (benefit)	39	(170)	39	(146)

(7) INVENTORIES

Inventories are stated at the lower of cost and net realizable value, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	September 30, 2023	March 31, 2023
Finished goods	$62,260	$42,463
Parts and components	3,817	4,136
Total inventories	$66,077	$46,599

(8) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				September 30, 2023	March 31, 2023
Automobiles	5			$23	$23
Leasehold improvements	4	to	20	3,446	3,426
Computer software and equipment	2	to	7	57,211	57,223
Machinery and equipment	3	to	5	15,188	14,953
Furniture and fixtures	5	to	20	2,033	2,034
Work in progress(1)	N/A			5,604	4,061
Total cost				83,505	81,720
Accumulated depreciation				(55,153)	(48,931)
Total property, plant and equipment, net				$28,352	$32,789
(1) Work in progress includes information technology assets and production tooling.
Depreciation expense was as follows (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense	$3,091	$2,464	$6,225	$4,755

(9) OTHER INTANGIBLE ASSETS

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				September 30, 2023	March 31, 2023
Indefinite-lived trademarks	N/A			$2,900	$6,597
Patents	7	to	24	1,043	1,043
				3,943	7,640
Accumulated amortization - definite-lived intangible assets				(884)	(853)
Other intangible assets, net				$3,059	$6,787

During the quarter ended June 30, 2023, we completed the sale of indefinite-lived intellectual property for $10.5 million as part of our ongoing comprehensive strategic review. The sale of these assets, which included the Nautilus® brand trademark assets and related licenses, will continue to streamline our brand focus and enhance our financial flexibility. The carrying value of the intangible assets sold was $3.7 million and the resulting gain, net of transaction costs, was recorded the Consolidated Statement of Operations as Other, net.

Amortization expense was as follows (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2023	2022	2023	2022
Amortization expense	$15	$16	$31	$31

Future amortization of definite-lived intangible assets is as follows (in thousands):

Remainder of fiscal 2024	$30
2025	61
2026	47
2027	3
2028	3
Thereafter	15
$159

(10) THE SALE OF SHARES IN EQUITY INVESTMENTS

On May 1, 2023, we completed the sale of Vi Labs for $2.3 million as part of our ongoing comprehensive strategic review. The sale of this equity investment will continue to streamline our brand focus and enhance our financial flexibility. The carrying value of the assets sold was $0.0 million and transaction costs of the sale were $0.1 million. The resulting gain of $2.2 million was recorded in the Condensed Consolidated Statements of Operations as Other, net and in the Condensed Consolidated Statements of Cash Flows as Proceeds from sale of equity investment for the quarter ended June 30, 2023.

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

Lease expense was as follows (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$1,332	$1,527	$2,664	$3,060
Amortization of finance lease assets	29	29	57	57
Total lease expense	$1,361	$1,556	$2,721	$3,117

Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term.

Other information related to leases was as follows (dollars in thousands):

	As of
	September 30, 2023	March 31, 2023
Supplemental cash flow information related to leases was as follows:

Operating leases:
Operating lease right-of-use-assets	$16,906	$19,078

Operating lease liabilities, non-current	$13,950	$16,380
Operating lease liabilities, current portion	4,575	4,427
Total operating lease liabilities	$18,525	$20,807

Finance leases:
Property, plant and equipment, at cost	$569	$569
Accumulated depreciation	(228)	(171)
Property, plant and equipment, net	$341	$398

Finance lease obligations, non-current	$225	$282
Finance lease obligations, current portion	123	122
Total finance lease liabilities	$348	$404

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$2,984	$6,226
Finance cash flows from finance leases	60	119

Additional lease information:
ROU assets obtained in exchange for operating lease obligations	$—	$100
ROU assets obtained in exchange for finance lease obligations	—	—
Reductions to ROU assets resulting from reductions to operating lease obligations	506	1,175

Weighted Average Remaining Lease Term:
Operating leases	4.6 years	5.0 years
Finance leases	3.0 years	3.5 years

Weighted Average Discount Rate:
Operating leases	5.06%	5.05%
Finance leases	2.08%	2.08%

We determined the discount rate for leases using a portfolio approach to determine an incremental borrowing rate to calculate the right-of-use assets and lease liabilities.

Maturities of lease liabilities under non-cancellable leases were as follows (in thousands):

	As of September 30, 2023
	Operating leases	Finance leases
Remainder of fiscal 2024	$2,597	$60
2025	5,644	120
2026	4,520	120
2027	2,361	59
Thereafter	5,797	—
Total undiscounted lease payments	20,919	359
Less imputed interest	(2,394)	(11)
Total lease liabilities	$18,525	$348

(12) CAPITAL STOCK

Issuance of Common Stock

On June 15, 2023, we entered into a securities purchase agreement (“Securities Purchase Agreement”) with an institutional investor (“Purchaser”). Pursuant to the Securities Purchase Agreement, we agreed to sell in a registered direct offering (“Registered Direct Offering”) 3,525,000 shares (“Shares”) of our common stock, no par value (“Common Stock”), and purchase contracts issued as pre-funded warrants (“Pre-Funded Warrants” and together with the Shares, the "Securities") to purchase up to 573,362 shares of Common Stock, which Pre-Funded Warrants were to be issued to the extent that the Purchaser determined, in its sole discretion, that such Purchaser would beneficially own in excess of 4.99% (or at the Purchaser’s election, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of the Securities. The Pre-Funded Warrants had an exercise price of $0.0001 per share, were immediately exercisable and could be exercised at any time after their original issuance date until such Pre-Funded Warrants were exercised in full. Each Share was sold at an offering price of $1.22 and each Pre-Funded Warrant was sold at an offering price of $1.2199 (equal to the purchase price per Share minus the exercise price of the Pre-Funded Warrant). On July 28, 2023, all 573,362 Pre-Funded warrants were exercised, resulting in the issuance of 573,362 shares of Common Stock.

Pursuant to the Securities Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, the "Offerings"), we also issued to the Purchaser unregistered warrants (“Common Warrants”) to purchase up to 4,098,362 shares of our common stock. Each Common Warrant has an exercise price of $1.35 per share, is exercisable at any time beginning six months following their original issuance date and will expire five and a half years from the original issuance date. As of September 30, 2023, the Common Warrants had not been exercised.

In the event of any Fundamental Transaction (as such term is defined in the Securities Purchase Agreement), including any merger or consolidation, sale of substantially all of our assets, tender or exchange offer for 50% or more of our outstanding common stock, reclassification, reorganization or recapitalization of our shares of common stock, or purchase of 50% or more of our outstanding shares of common stock, then upon any subsequent exercise of a Common Warrant, the holder thereof will have the right to receive as alternative consideration, for each share of common stock that would have been issuable upon such exercise immediately prior to the occurrence of such Fundamental Transaction, the number of shares of common stock of the successor or acquiring corporation of our company, if it is the surviving corporation, and any additional consideration receivable upon or as a result of such transaction by a holder of the number of shares of common stock for which the Common Warrant is exercisable immediately prior to such event. Notwithstanding the foregoing, in the event of a Fundamental Transaction, the holders of the Common Warrants have the right to require us or a successor entity to redeem the Common Warrants for cash in the amount of the Black Scholes Value (as such term is defined in the Securities Purchase Agreement) of the unexercised portion of the Common Warrants concurrently with or within 30 days following the consummation of such Fundamental Transaction.

We account for our Common Warrants in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, and determined that the Common Warrants do not meet the criteria for equity treatment thereunder. As such, each Common Warrant must be recorded as a liability and is subject to re-

measurement at each balance sheet date. Refer to Note 5 - Fair Value Measurements for further details. Changes in fair value are recognized in Other, net in our Condensed Consolidated Statements of Operations.

The following table presents the change in the fair value of Common Warrants for the periods indicated below (in thousands):

Total
Liability balance as of March 31, 2023	$—
Additions of common warrant liability	2,994
Liability balance as of June 30, 2023	2,994
Change in fair value of common warrant liability	(1,376)
Liability balance as of September 30, 2023	$1,618

Roth Capital Partners, LLC (the “Placement Agent”) acted as the exclusive placement agent for the Offerings, pursuant to a Placement Agency Agreement, dated June 15, 2023 (the “Placement Agreement”).

Pursuant to the Placement Agreement, we agreed to pay the Placement Agent a cash placement fee equal to 7.0% of the aggregate gross proceeds raised in the Offerings from sales arranged for by the Placement Agent. Subject to certain conditions, we also have agreed to reimburse all reasonable travel and other out-of-pocket expenses of the Placement Agent in connection with the Offerings, including but not limited to legal fees, up to a maximum of $75,000. The Placement Agreement contains customary representations, warranties and agreements by us and customary conditions to closing. We agreed to indemnify the Placement Agent against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), and liabilities arising from breaches of representations and warranties contained in the Placement Agreement, or to contribute to payments that the Placement Agent may be required to make in respect of those liabilities.

We received net proceeds of $4.6 million from the Offerings, net of offering expenses paid to the Placement Agent totaling $0.4 million, which proceeds will be used for general corporate purposes.

The closing of the Offerings took place on June 20, 2023. The Securities were offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-249979) initially filed with the Securities and Exchange Commission (the “Commission”) on November 9, 2020 and declared effective on October 28, 2021. A prospectus supplement relating to the Registered Direct Offering was filed with the Commission on June 15, 2023. None of the Common Warrants or the shares of Common Stock issuable upon the exercise of the Common Warrants are registered under the Securities Act. The Common Warrants and the shares of Common Stock issuable upon exercise thereof will be issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder for transactions not involving a public offering.

(13) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	September 30, 2023	March 31, 2023
Payroll and related liabilities	$3,517	$5,220
Deferred revenue	3,008	5,075
Reserves (1)	1,578	1,200
Accrued Tariffs	1,320	1,167
Other	2,435	2,913
Total accrued liabilities	$11,858	$15,575
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

Changes in our product warranty obligations were as follows (in thousands):

	Six-Months Ended September 30,
	2023	2022
Balance, beginning of period	$3,267	$6,216
Accruals	2,749	1,882
Payments	(2,597)	(3,748)
Balance, end of period	$3,419	$4,350

(15) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables set forth the changes in accumulated other comprehensive loss, net of tax (in thousands):

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, March 31, 2023	$(1,478)	$(1,478)
Current period other comprehensive loss before reclassifications	(238)	(238)
Balance, September 30, 2023	$(1,716)	$(1,716)

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, June 30, 2023	$(1,300)	$(1,300)
Current period other comprehensive loss before reclassifications	(416)	(416)
Balance, September 30, 2023	$(1,716)	$(1,716)

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, March 31, 2022	$(527)	$(527)
Current period other comprehensive loss before reclassifications	(2,080)	(2,080)
Balance, September 30, 2022	$(2,607)	$(2,607)

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, June 30, 2022	$(1,386)	$(1,386)
Current period other comprehensive loss before reclassifications	(1,221)	(1,221)
Balance, September 30, 2022	$(2,607)	$(2,607)

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

The weighted average numbers of shares outstanding used to compute (loss) income per share were as follows (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2023	2022	2023	2022
Shares used to calculate basic income per share	36,008	31,585	34,192	31,496
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	—	—	—	—
Shares used to calculate diluted income per share	36,008	31,585	34,192	31,496

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

The weighted average number of potentially dilutive shares outstanding were as follows (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2023	2022	2023	2022
Performance stock units	11	—	4	—
Restricted stock units	—	136	23	241
Stock options	—	51	—	107
Total potentially dilutive shares excluded due to net loss	11	187	27	348
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

These shares may be anti-dilutive potential common shares in the future (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2023	2022	2023	2022
Stock options	2,700	1,696	2,255	1,473
RSUs	1,475	174	1,173	88
Total anti-dilutive shares excluded	4,175	1,870	3,428	1,561

(17) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments, Direct and Retail. There were no changes in our operating segments during the six-months ended September 30, 2023.

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

Following is summary information by reportable segment (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2023	2022	2023	2022
Net sales:
Direct	$20,737	$24,480	$42,582	$50,957
Retail	27,780	39,905	47,257	67,348
Royalty	142	1,073	570	1,970
Consolidated net sales	$48,659	$65,458	$90,409	$120,275

Contribution:
Direct	$(7,668)	$(7,887)	$(12,376)	$(17,780)
Retail	3,663	966	4,045	(4,442)
Royalty	142	1,073	570	1,970
Consolidated contribution	$(3,863)	$(5,848)	$(7,761)	$(20,252)

Reconciliation of consolidated contribution to loss from continuing operations:
Consolidated contribution	$(3,863)	$(5,848)	$(7,761)	$(20,252)
Amounts not directly related to segments:
Operating expenses(1)	(7,345)	(8,493)	(13,980)	(45,274)
Other expense, net	(883)	(816)	5,231	(1,704)
Income tax expense	(452)	(156)	(957)	(8,252)
Loss from continuing operations	$(12,543)	$(15,313)	$(17,467)	$(75,482)
(1) Included in unallocated Operating expenses for the six months ended September 30, 2022 is $25.4 million of Goodwill and intangible impairment charge related to the Direct segment and $1.6 million of intangible impairment charge related to the Retail segment that is not included in the contribution performance measured by the chief operating decision maker.

	As of
	September 30, 2023	March 31, 2023
Assets:
Direct	$59,084	$50,493
Retail	59,999	58,214
Unallocated corporate	48,595	54,825
Total assets	$167,678	$163,532

The following customer accounted for 10% or more of total net sales as follows:

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2023	2022	2023	2022
Amazon.com	21.0%	33.7%	16.4%	31.7%

(18) BORROWINGS

Amendment to Existing Term Loan Credit Agreement

On July 28, 2023, we entered into an amendment (the “Term Loan Amendment”) to our existing SLR Term Loan with Crystal Financial LLC, d/b/a SLR Credit Solutions ("SLR") dated as of November 30, 2022 (as amended, the "SLR Term Loan").

The Term Loan Amendment provides us with an increased borrowing advance rate for certain eligible accounts owed to us by Amazon.com, Inc. and its affiliates, and allows for certain compliance reports to be delivered to SLR under the SLR Term Loan on a monthly (rather than weekly) basis as long as specified conditions are satisfied.

Amendment to Existing ABL Credit Agreement

On July 28, 2023, we entered into an amendment (the “ABL Amendment”) to our existing Credit Agreement with Wells Fargo Bank, National Association ("Wells Fargo") dated as of January 31, 2020 (as amended, the "ABL Credit Facility").

The ABL Amendment provides us with an increased borrowing advance rate for certain eligible accounts owed to us by Amazon.com, Inc. and its affiliates and allows for certain compliance reports to be delivered on a monthly (rather than weekly) basis as long as specified conditions are satisfied. In addition, the ABL Amendment reduces the maximum revolving loan commitment amount under the ABL Credit Facility from $60.0 million to $40.0 million.

In connection with the amendment of the SLR Term Loan and ABL Credit Facility, we recorded a total loss of $0.3 million, as a component of Other, net in our Condensed Consolidated Statements of Operations.

As of September 30, 2023, outstanding principal and accrued and unpaid interest totaled $17.2 million, with $17.2 million and $0.0 million under our SLR Term Loan and ABL Credit Facility, respectively. As of September 30, 2023, we were in compliance with the financial covenants contained in the agreements governing both the SLR Term Loan and ABL Credit Facility, and $29.0 million was available for borrowing under ABL Credit Facility.

As of September 30, 2023, our interest rate was 10.41% for the ABL Credit Facility and 13.92% for the SLR Term Loan. Interest on the ABL Credit Facility accrues at the Secured Overnight Financing Rate ("SOFR") plus a margin of 5.00% to 5.50% (based on average quarterly availability) and interest on the SLR Term Loan accrues at SOFR plus a margin of 7.75% to 8.25% (based on fixed charge coverage ratio).

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

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of September 30, 2023, we had standby letters of credit of $2.1 million.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of September 30, 2023, we had approximately $20.7 million, compared to $12.1 million as of March 31, 2023, in non-cancellable market-based purchase obligations, primarily to secure additional factory capacity for inventory purchases in the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through BowFlex warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no related liabilities were recorded as of September 30, 2023.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (the “2023 Form 10-K”). All references to the second quarter and six-months ended of fiscal 2024 and fiscal 2023 mean for the three and six-month periods ended September 30, 2023 and 2022, respectively. Unless the context otherwise requires, “BowFlex,” “we,” “us” and “our” refer to BowFlex Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

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

Overview
We empower healthier living through individualized connected fitness experiences and are committed to building a healthier world, one person at a time. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products, related accessories and a digital platform for consumer use, primarily in the U.S., Canada, Europe and Asia. Our products are sold under some of the most-recognized brand names in the fitness industry: BowFlex®, Schwinn®, JRNY® and previously the Nautilus® brand. Consistent with our North Star strategy, in fiscal 2024 we sold the Nautilus® brand trademark assets and related licenses, which we view as non-core assets. Relatedly, on October 19, 2023, we issued a press release announcing that, effective November 1, 2023, the Company's corporate name was changing to “BowFlex Inc.” and the Company's common stock was going to be trading on the New York Stock Exchange under the ticker symbol “BFX.”

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

Our results for the three and six-months ended September 30, 2023 were driven by the actions outlined in our North Star strategy. The five strategic pillars of our North Star strategy are: (1) adopt a consumer first mindset; (2) scale a differentiated digital offering; (3) focus investments on core businesses; (4) evolve supply chain to be a strategic advantage; and (5) build organizational capabilities to win by unleashing the power of our team. We have made strong progress on all these pillars over the past two years and we believe that we have set the foundation for becoming a leader in connected fitness by leveraging our equipment business and scaling a differentiated offering.

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

The profound and enduring shift in consumer fitness habits post-pandemic toward at-home workouts continues to enhance our long-term opportunities. We believe this is a long-term shift and we are well-positioned to take advantage of this opportunity.

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

Comparison for the Three-Months Ended September 30, 2023 to the Three-Months Ended September 30, 2022

•Net sales were $48.7 million, compared to $65.5 million, a decline of 25.7% versus last year. The sales decline versus last year was driven primarily by lower customer demand.

•Net sales of our Direct segment decreased by $3.7 million, or 15.3%, for the three-months ended September 30, 2023, compared to the three-months ended September 30, 2022. The net sales decrease compared to last year was primarily driven by lower customer demand.

•Net sales of our Retail segment decreased by $12.1 million, or 30.4%, for the three-months ended September 30, 2023, compared to the three-months ended September 30, 2022. The decrease in net sales compared to last year was primarily driven by lower demand from retailers.

•Royalty income for the three-months ended September 30, 2023 decreased by $0.9 million compared to the three-months ended September 30, 2022. The decrease in Royalty income was primarily due to the sale of the Nautilus® brand trademarks and related royalty licenses.

•Gross profit was $10.0 million, compared to $11.5 million last year, a decrease of 13.1%. Gross profit margin was 20.5% compared to 17.5% last year. The 3 ppt increase in gross profit margin was primarily due to lower landed product costs (+9 ppts) and a decrease in inventory adjustments (+2 ppts), partially offset by unfavorable absorption of JRNY COGs (-4 ppts), increased discounting (-3 ppts), and higher other costs (-1 ppt).

•Operating expenses were $21.2 million compared to $25.8 million last year. The decrease of $4.6 million, or 18.0%, was primarily due to a $3.0 million decrease in personnel expenses, a $0.8 million decrease in media spending, and a $0.3 million decrease in other variable selling and marketing expenses due to decreased sales. Total advertising expenses were $2.3 million this year versus $3.1 million last year.

•Operating loss was $11.2 million compared to an operating loss of $14.3 million last year, primarily driven by lower operating expenses and higher gross profit.

•Income tax expense was $0.5 million this year compared to $0.2 million last year. The increase in income tax expense compared to last year was primarily driven by higher foreign related taxes.

•Loss from continuing operations was $12.5 million, or $0.35 per diluted share, compared to a loss of $15.3 million, or $0.48 per diluted share, last year.

•Net loss was $12.5 million, or $0.35 per diluted share, compared to a net loss of $13.2 million, or $0.41 per diluted share, last year.

Comparison for the Six-Months Ended September 30, 2023 to the Six-Months Ended September 30, 2022

•Net sales were $90.4 million, compared to $120.3 million, a decline of 24.8% versus last year. The net sales decline versus last year was driven primarily by lower customer demand.

•Net sales of our Direct segment decreased by $8.4 million, or 16.4%, for the six-months ended September 30, 2023, compared to the six-months ended September 30, 2022. The net sales decrease compared to last year was primarily driven by lower customer demand.

•Net sales of our Retail segment decreased by $20.1 million, or 29.8%, for the six-months ended September 30, 2023, compared to the six-months ended September 30, 2022. The net sales decrease compared to last year was primarily driven by lower demand from retailers.

•Royalty income for the six-months ended September 30, 2023 decreased by $1.4 million compared to the six-months ended September 30, 2022. The decrease in Royalty income was primarily due to the sale of the Nautilus® brand trademarks and related royalty licenses.

•Gross profit was $18.6 million, compared to $18.4 million last year. Gross profit margin was 20.6% compared to 15.3% last year. The 5 ppt increase in gross profit margin was primarily due to lower landed product costs (+10 ppts), a decrease in inventory adjustments (+2 ppts), and favorable logistics overhead absorption (+1 ppt), partially offset by unfavorable absorption of JRNY COGS (-5 ppts), increased discounting (-1 ppt), increased outbound freight (-1 ppt), and higher other costs (-1 ppt).

•Operating expenses were $40.3 million compared to $83.9 million last year. The decrease of $43.6 million, or 51.9%, was primarily due to a prior year goodwill and intangible impairment charge of $27.0 million, an $8.4 million decrease in personnel expenses, a $5.4 million decrease in media spending, a $1.1 million decrease in other variable selling and marketing expenses due to decreased sales, and a $0.4 million decrease in legal expenses. Total advertising expenses were $3.4 million versus $8.8 million last year.

•Operating loss was $21.7 million or a negative 24.0% operating margin, compared to an operating loss of $65.5 million last year, primarily driven by lower operating expenses during the period as well as a prior year goodwill and intangible impairment charge of $27.0 million.

•Income tax expense was $1.0 million this year compared to $8.3 million last year. Tax expense in the current period was primarily driven by foreign related taxes and reserves related to an income tax audit. The decrease in income tax expense compared to last year was primarily as a result of the U.S. deferred tax asset valuation allowance recognized in fiscal 2023.

•Loss from continuing operations was $17.5 million, or $0.51 per diluted share, compared to a loss of $75.5 million, or $2.40 per diluted share, last year.

•Net loss was $17.5 million, or $0.51 per diluted share, compared to a net loss of $73.4 million or $2.33 per diluted share, last year.

North Star Strategy Update

JRNY® Digital Platform

•BowFlex continues to enhance and refine existing JRNY® features that are popular with customers, including its personalized recommendations and differentiated, adaptive workouts.

•As of September 30, 2023, Members of JRNY® reached 596,000, representing approximately 51% growth versus the same quarter last year. Of these Members,143,000 were Subscribers, representing approximately 1% increase over the same period last year. BowFlex defines JRNY® Members as all individuals who have a JRNY® account and/or subscription, which includes Subscribers, their respective associated users, and users who consume free content. A Subscriber is a person or household who paid for a subscription, is in a trial subscription period, or has requested a "pause"' to their subscription for up to three months.

•Earlier this year, BowFlex introduced the JRNY® app with Motion Tracking offering personalized coaching and feedback, automatic rep tracking, form guidance, and adaptive weight targets to all JRNY® memberships. Accessible via iOS or Android tablets and mobile devices, these embedded features are available to all JRNY® members with their existing membership and without the need for additional equipment. Leveraging proprietary technology and machine learning expertise from the Company's acquisition of VAY, these new features bring enhanced value within the JRNY® platform, which BowFlex expects to drive JRNY® membership growth. We have seen early success, as workouts with motion tracking are chosen by consumers 70% more frequently than other workouts in the JRNY® platform.

•A JRNY® Mobile subscription, priced at $11.99 per month or $99 per year, is designed for Members who like using a mobile device with a compatible BowFlex® or Schwinn® connectable product. Such Members also benefit from a wide range of whole body workouts that are versatile and can be used both at home and on the go.

•A JRNY® All-Access subscription, priced at $19.99 per month or $149 per year, expands a Member's usage to any of our BowFlex® built-in touchscreen cardio products.

Key Trends and Drivers of Performance

The following forward-looking statements reflect our full fiscal year 2024 expectations as of November 14, 2023, and are subject to risks and uncertainties.

Full Year Fiscal 2024

BowFlex is adjusting full year fiscal 2024 guidance.

•The Company now expects full year net revenue to be in the range of $215 million to $240 million, compared to previous guidance of a range of $270 million to $300 million.

•The Company now expects full year royalty revenue to be $1.1 million, compared to previous guidance of $1.8 million.

•The Company now expects to cross 650,000 JRNY® Members by March 31, 2024, compared to previous guidance of targeting 625,000 JRNY® Members by March 31, 2024.

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

Discontinued Operations

Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation as of December 31, 2012. In fiscal 2023, we continued to incur product liability and other legal expenses associated with product previously sold into the Commercial channel.

In the second quarter of fiscal 2023, we completed the tax deregistration of a foreign entity which was part of the discontinued operations. As a result, the previously unrecognized tax benefit and associated accrued interest and penalties in the amount of $2.1 million was released and recorded as a component of income taxes from discontinued operations in the second quarter of fiscal 2023. Year to date expenses related to discontinued operations were immaterial.

RESULTS OF OPERATIONS
Results of operations information was as follows (in thousands):

	Three-Months Ended September 30,		Change
	2023	2022	$	%
Net sales	$48,659	$65,458	$(16,799)	(25.7)%
Cost of sales	38,705	54,000	(15,295)	(28.3)%
Gross profit	9,954	11,458	(1,504)	(13.1)%
Operating expenses:
Selling and marketing	7,023	9,400	(2,377)	(25.3)%
General and administrative	8,980	10,995	(2,015)	(18.3)%
Research and development	3,836	5,405	(1,569)	(29.0)%
Restructuring and exit charges	1,323	—	1,323	NM
Total operating expenses	21,162	25,800	(4,638)	(18.0)%
Operating loss	(11,208)	(14,342)	3,134	(21.9)%
Other expense:
Interest income	3	4	(1)
Interest expense	(1,137)	(595)	(542)
Other, net	251	(224)	475
Total other expense, net	(883)	(815)	(68)
Loss from continuing operations before income taxes	(12,091)	(15,157)	3,066
Income tax expense	452	156	296
Loss from continuing operations	(12,543)	(15,313)	2,770
Income from discontinued operations	—	2,110	(2,110)
Net loss	$(12,543)	$(13,203)	$660
NM = Not meaningful

	Six-Months Ended September 30,		Change
	2023	2022	$	%
Net sales	$90,409	$120,275	$(29,866)	(24.8)%
Cost of sales	71,805	101,859	(30,054)	(29.5)%
Gross profit	18,604	18,416	188	1.0%
Operating expenses:
Selling and marketing	13,024	22,290	(9,266)	(41.6)%
General and administrative	17,874	23,458	(5,584)	(23.8)%
Research and development	7,684	11,229	(3,545)	(31.6)%
Restructuring and exit charges	1,763	—	1,763	NM
Goodwill and intangible impairment charge	—	26,965	(26,965)	NM
Total operating expenses	40,345	83,942	(43,597)	(51.9)%
Operating loss	(21,741)	(65,526)	43,785	(66.8)%
Other income (expense):
Interest income	17	5	12
Interest expense	(3,604)	(971)	(2,633)
Other, net	8,818	(739)	9,557
Total other income (expense), net	5,231	(1,705)	6,936
Loss from continuing operations before income taxes	(16,510)	(67,231)	50,721
Income tax expense	957	8,251	(7,294)
Loss from continuing operations	(17,467)	(75,482)	58,015
Income from discontinued operations, net of taxes	—	2,102	(2,102)
Net loss	$(17,467)	$(73,380)	$55,913
NM = Not meaningful

Results of operations information by segment and major product lines was as follows (dollars in thousands):

	Three-Months Ended September 30,		Change
	2023	2022	$	%
Net sales:
Direct net sales:
Cardio products(1)	$11,561	$16,493	$(4,932)	(29.9)%
Strength products(2)	9,176	7,987	1,189	14.9%
Direct	20,737	24,480	(3,743)	(15.3)%

Retail net sales:
Cardio products(1)	$11,002	$14,554	$(3,552)	(24.4)%
Strength products(2)	16,778	25,351	(8,573)	(33.8)%
Retail	27,780	39,905	(12,125)	(30.4)%

Royalty	142	1,073	(931)	(86.8)%
	$48,659	$65,458	$(16,799)	(25.7)%

Cost of sales:
Direct	$17,951	$21,379	$(3,428)	(16.0)%
Retail	20,754	32,621	(11,867)	(36.4)%
	$38,705	$54,000	$(15,295)	(28.3)%

Gross profit:
Direct	$2,786	$3,101	$(315)	(10.2)%
Retail	7,026	7,284	(258)	(3.5)%
Royalty	142	1,073	(931)	(86.8)%
	$9,954	$11,458	$(1,504)	(13.1)%
Gross profit margin:
Direct	13.4%	12.7%	70	basis points
Retail	25.3%	18.3%	700	basis points

Contribution:
Direct	$(7,668)	$(7,887)	$219	(2.8)%
Retail	3,663	966	2,697	279.2%

Contribution rate:
Direct	(37.0)%	(32.2)%	(480)	basis points
Retail	13.2%	2.4%	1,080	basis points

(1) Cardio products include: connected-fitness bikes, the BowFlex® C6, VeloCore®, Schwinn® IC4, Max Trainer®, connected-fitness treadmills, other exercise bikes, ellipticals and subscription services (applicable to Direct only).

(2) Strength products include: Bowflex® Home Gyms, BowFlex® SelectTech® dumbbells, kettlebell and barbell weights, and accessories.

	Six-Months Ended September 30,		Change
	2023	2022	$	%
Net sales:
Direct net sales:
Cardio products(1)	$24,079	$33,626	$(9,547)	(28.4)%
Strength products(2)	18,503	17,331	1,172	6.8%
Direct	42,582	50,957	(8,375)	(16.4)%

Retail net sales:
Cardio products(1)	$20,323	$26,397	$(6,074)	(23.0)%
Strength products(2)	26,934	40,951	(14,017)	(34.2)%
Retail	47,257	67,348	(20,091)	(29.8)%

Royalty	570	1,970	(1,400)	(71.1)%
	$90,409	$120,275	$(29,866)	(24.8)%

Cost of sales:
Direct	$36,267	$43,293	$(7,026)	(16.2)%
Retail	35,538	58,566	(23,028)	(39.3)%
	$71,805	$101,859	$(30,054)	(29.5)%

Gross profit:
Direct	$6,315	$7,665	$(1,350)	(17.6)%
Retail	11,719	8,781	2,938	33.5%
Royalty	570	1,970	(1,400)	(71.1)%
	$18,604	$18,416	$188	1.0%
Gross profit margin:
Direct	14.8%	15.0%	(20)	basis points
Retail	24.8%	13.0%	1,180	basis points

Contribution:
Direct	$(12,376)	$(17,780)	$5,404	(30.4)%
Retail	4,045	(4,442)	8,487	(191.1)%

Contribution rate:
Direct	(29.1)%	(34.9)%	580	basis points
Retail	8.6%	(6.6)%	1,520	basis points

(1) Cardio products include: connected-fitness bikes, the BowFlex® C6, VeloCore®, Schwinn® IC4, Max Trainer®, connected-fitness treadmills, other exercise bikes, ellipticals and subscription services.
(2) Strength products include: Bowflex® Home Gyms, BowFlex® SelectTech® dumbbells, kettlebell and barbell weights, and accessories.

Sales and Gross Profit

Direct Segment

Comparison of Segment Results for the Three-Month Period Ended September 30, 2023 to the Three-Month Period Ended September 30, 2022

Direct segment sales were $20.7 million for the three-month period ended September 30, 2023, compared to $24.5 million, a decline of 15.3%, versus the same period in 2022. The net sales decrease was primarily driven by lower customer demand.

Cardio sales declined 29.9% versus the same period in 2022. Lower Cardio sales this quarter versus last year were primarily driven by lower demand for Max Trainer® and elliptical equipment. Strength product sales increased 14.9% versus the same period last year. Higher Strength sales this quarter were primarily driven by sales of home gyms.

Gross profit margin was 13.4% for the three-month period ended September 30, 2023 versus 12.7% for the same period in 2022. Gross profit margin improved by 1 ppt because of gains from lower landed product costs (+7 ppts), favorable logistics overhead absorption (+3 ppts), decrease in inventory adjustments (+2 ppts), lower outbound freight (+1 ppt), and lower other expenses (+1 ppt) and were almost entirely offset by unfavorable absorption of JRNY COGs (-9 ppts), and increased discounting (-4 ppts). Gross profit was $2.8 million, a decrease of 10.2% versus the same period in 2022.

Segment contribution loss was $7.7 million for the three-month period ended September 30, 2023, or 37.0% of sales, compared to segment contribution loss of $7.9 million, or 32.2% of sales, for the same period in 2022. The improvement in segment contribution loss was primarily driven by decreased media spend and lower operating expenses, partially offset by lower gross profit. Advertising expenses were $2.0 million compared to $2.6 million for the same period in 2022.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the second quarter of fiscal 2023 were 53.9%, compared to 50.8% for the same period in 2022. The increase in approvals reflects higher credit quality applications.

Retail Segment

Comparison of Segment Results for the Three-Month Period Ended September 30, 2023 to the Three-Month Period Ended September 30, 2022

Retail net segment sales for the three-month period ended September 30, 2023 were $27.8 million, compared to $39.9 million, a decline of 30.4% for the same period in 2022. Retail segment sales outside the United States and Canada were up 41.0% versus the same period in 2022. The overall net sales decrease compared to last year was primarily driven by lower demand from retailers.

Cardio sales for the three-month period ended September 30, 2023 decreased by 24.4% compared to the same period of last year. Lower Cardio sales this quarter were primarily driven by lower demand for bikes. Strength product sales declined by 33.8% versus last year. Lower Strength sales this quarter versus last year were primarily driven by lower demand for SelectTech® weights.

Gross profit margin was 25.3% for the three-month period ended September 30, 2023, up from 18.3% for the same period in 2022. The 7 ppt increase in gross profit margin was primarily due to lower landed product costs (+10 ppts) and a decrease in inventory adjustments (+2 ppts), partially offset by increased discounting (-2 ppts), unfavorable logistics overhead absorption (-1 ppt), and increases in outbound freight and other costs (-2 ppts). Gross profit was $7.0 million, a decrease of 3.5% versus the same period in 2022.

Segment contribution income for the three-month period ended September 30, 2023 was $3.7 million, or 13.2% of sales, compared to segment contribution of $1.0 million, or 2.4% of sales for the same period in 2022. The improvement was primarily driven by lower operating expenses, partially offset by lower gross profit.

Royalty

Royalty income decreased by $0.9 million, or 86.8%, to $0.1 million for the three-month period ended September 30, 2023, compared to the same period of 2022, primarily due to the sale of the Nautilus® brand trademarks and related royalty licenses.

Sales and Gross Profit

Direct Segment

Comparison of Segment Results for the Six-Month Period Ended September 30, 2023 to the Six-Month Period Ended September 30, 2022

Direct segment sales were $42.6 million for the six-month period ended September 30, 2023, compared to $51.0 million, a decline of 16.4% versus the same period in 2022. The net sales decrease compared to last year was primarily driven by lower customer demand.

Cardio sales declined 28.4% versus the same period in 2022. Lower Cardio sales were primarily driven by lower bike demand. Strength product sales grew 6.8% versus the same period in 2022. Higher Strength sales this year were primarily driven by sales of home gyms.

Gross profit margin was 14.8% for the six-month period ended September 30, 2023 versus 15.0% for the same period in 2022. Gross profit margin was relatively flat as gains from lower landed product costs (+7 ppts), favorable logistics overhead absorption (+3 ppts), and a decrease in inventory adjustments (+2 ppts) were offset by unfavorable absorption of JRNY COGS (-8 ppts), increased discounting (-3 ppts), and higher outbound freight (-1 ppt). Gross profit was $6.3 million, down 17.6% versus the same period in 2022.

Segment contribution loss was $12.4 million for the six-month period ended September 30, 2023, compared to segment contribution loss of $17.8 million for the same period in 2022. The improvement was primarily driven by decreased media spend and lower operating expenses, partially offset by lower gross profit. Advertising expenses were $2.9 million compared to $7.8 million for the same period in 2022.

Retail Segment

Comparison of Segment Results for the Six-Month Period Ended September 30, 2023 to the Six-Month Period Ended September 30, 2022

Retail segment sales for the six-month period ended September 30, 2023 were $47.3 million, down 29.8%, from $67.3 million for the same period in 2022. Retail segment sales outside the United States and Canada were up 53.9% versus last year. The overall net sales decrease compared to last year is primarily driven by lower demand from retailers.

Cardio sales declined by 23.0% versus the same period in 2022. Lower Cardio sales this year were primarily driven by lower bike demand. Strength product sales declined by 34.2% versus the same period in 2022. Lower Strength sales this year were primarily driven by lower demand for SelectTech® weights.

Gross profit margin was 24.8% for the six-month period ended September 30, 2023, up from 13.0% for the same period in 2022. The 12 ppt increase in gross profit margin was primarily due to lower landed product costs (+11 ppts) and a decrease in inventory adjustments (+2 ppts), partially offset by unfavorable logistics overhead absorption (-1 ppt). Gross profit was $11.7 million, an increase of 33.5% versus the same period in 2022.

Segment contribution income for the six-month period ended September 30, 2023 was $4.0 million, or 8.6% of sales, compared to segment contribution loss of $4.4 million, or 6.6% of sales for the same period in 2022, primarily driven by higher gross profit in the current period.

Royalty

Royalty income decreased by $1.4 million, or 71.1%, to $0.6 million for the six-month period ended September 30, 2023, compared to the same period of 2022, primarily due to the sale of Nautilus® brand trademarks and related royalty licenses.

Selling and Marketing
Selling and marketing expenses include payroll, employee benefits, and other headcount-related expenses associated with sales and marketing personnel, and the costs of media advertising, promotions, trade shows, seminars, sales incentives related to our JRNY® platform and other programs.

Selling and marketing information was as follows (dollars in thousands):

	Three-Months Ended September 30,		Change
	2023	2022	$	%
Selling and marketing	$7,023	$9,400	$(2,377)	(25.3)%
As % of net sales	14.4%	14.4%

	Six-Months Ended September 30,		Change
	2023	2022	$	%
Selling and marketing	$13,024	$22,290	$(9,266)	(41.6)%
As % of net sales	14.4%	18.5%

The $2.4 million decrease in selling and marketing expenses for the three-month period ended September 30, 2023 as compared to the same period of 2022 was primarily related to a $0.8 million decrease in media spend, a $0.8 million decrease in employee expenses due to a reduction in force and no bonus accrual for fiscal year 2024, a $0.2 million decrease in finance fees, and a $0.2 million reduction in bad debt related expense. We expect variable selling and marketing expenses to continue to fluctuate with sales.

The $9.3 million decrease in selling and marketing expenses for the for the six-month period ended September 30, 2023 compared to the same period of 2022 was primarily related to a $5.4 million decrease in media spend, a $1.2 million decrease in employee expenses due to a reduction in force and no bonus accrual for fiscal year 2024, a $0.7 million decrease in finance fees, a $0.5 million reduction in bad debt related expense, and a $0.4 million reduction in consulting expenses. We expect variable selling and marketing expenses to continue to fluctuate with sales.

Media advertising expense is the largest component of selling and marketing and was as follows (dollars in thousands):

	Three-Months Ended September 30,		Change
	2023	2022	$	%
Total advertising	$2,305	$3,103	$(798)	(25.7)%

	Six-Months Ended September 30,		Change
	2023	2022	$	%
Total advertising	$3,410	$8,815	$(5,405)	(61.3)%

The $0.8 million decrease in media advertising expense for the three-month period ended September 30, 2023, as compared to the same period of 2022 reflects increased cost control measures while maintaining advertising support to preserve market share. Advertising as a percentage of selling and marketing for the three-month period ended September 30, 2023 was 32.8% as compared to 33.0% for the same quarter last year.

The $5.4 million decrease in media advertising expense for the six-month period ended September 30, 2023, as compared to the same period of 2022 reflects increased cost control measures while maintaining advertising support to preserve market share. Advertising as a percentage of selling and marketing for the six-month period ended September 30, 2023 was 26.2% as compared to 39.5% for the same period last year.

General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, and other administrative fees.

General and administrative was as follows (dollars in thousands):

	Three-Months Ended September 30,		Change
	2023	2022	$	%
General and administrative	$8,980	$10,995	$(2,015)	(18.3)%
As % of net sales	18.5%	16.8%

	Six-Months Ended September 30,		Change
	2023	2022	$	%
General and administrative	$17,874	$23,458	$(5,584)	(23.8)%
As % of net sales	19.8%	19.5%

The $2.0 million decrease in general and administrative expenses for the three-month period ended September 30, 2023 as compared to the same period of 2022 was primarily driven by a $1.8 million decrease in personnel expenses due to a reduction in force and no bonus accrual for fiscal year 2024.

The $5.6 million decrease in general and administrative expenses for the six-month period ended September 30, 2023 compared to the same period of 2022 was primarily driven by a $5.0 million decrease in personnel expenses due to a reduction in force and no bonus accrual in fiscal year 2024, a $0.4 million decrease in legal expenses, and a $0.2 million reduction in contract labor.

We expect general and administrative expenses to be a lower percentage of net sales this fiscal year, compared to last fiscal year.

Research and Development
Research and development expenses include payroll, employee benefits, other headcount-related expenses and information technology associated with product development.

Research and development was as follows (dollars in thousands):

	Three-Months Ended September 30,		Change
	2023	2022	$	%
Research and development	$3,836	$5,405	$(1,569)	(29.0)%
As % of net sales	7.9%	8.3%

	Six-Months Ended September 30,		Change
	2023	2022	$	%
Research and development	$7,684	$11,229	$(3,545)	(31.6)%
As % of net sales	8.5%	9.3%

The $1.6 million decrease in research and development expenses for the three-month period ended September 30, 2023, as compared to the same period of 2022, was primarily driven by a $0.7 million decrease in employee expenses due to a reduction in force, a $0.4 million reduction in contract labor, and a $0.4 million reduction in product development costs.

The $3.5 million decrease in research and development expenses for the six-month period ended September 30, 2023, as compared to the same period of 2022, was primarily driven by a $1.4 million decrease in contract labor, a $1.3 million decrease in employee expenses due to a reduction in force, and a $0.8 million reduction in product development costs.

The decreases in research and development as a percentage of net sales were due to the decreases in spending being more than offset by lower net sales. We expect research and development expenses to be a lower percentage of net sales this fiscal year, compared to last fiscal year.

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

Operating Loss
Operating loss for the three-month period ended September 30, 2023 was $11.2 million, a decrease of $3.1 million, or 21.9%, as compared to an operating loss of $14.3 million for the same period of 2022. The improvement in results was primarily driven by lower operating expenses and higher gross profit.

Operating loss for the six-month period ended September 30, 2023 was $21.7 million, a decrease of $43.8 million, or 66.8%, as compared to an operating loss of $65.5 million for the same period of 2022. The improvement in results was primarily driven by lower operating expenses during the period as well as the goodwill and intangible impairment charge in the prior year period.

Interest Expense
Interest expense for the three-month period ended September 30, 2023 was $1.1 million, an increase of $0.5 million, or 91.1%, as compared to an interest expense of $0.6 million for the same period of 2022. The increase was primarily due to a $0.3 million loss related to the amendment to the ABL Credit Facility.

Interest expense for the six-month period ended September 30, 2023 was $3.6 million, an increase of $2.6 million, as compared to an interest expense of $1.0 million for the same period of 2022. The increase was primarily due to the recognition of $1.8 million in accelerated capitalized loan fees from the amendments to the SLR Term Loan and ABL Credit Facility and $0.6 million in interest related payments.

Other, Net
Other, net relates to the effect of exchange rate fluctuations with the U.S., the valuation of warrants and our foreign subsidiaries and intellectual property asset sale.

Other, net was as follows (in thousands):

	Three-Months Ended September 30,		Change
	2023	2022	$	%
Other, net	$251	$(224)	$475	(212.1)%

	Six-Months Ended September 30,		Change
	2022	2021	$	%
Other, net	$8,818	$(739)	$9,557	(1,293.2)%

The $0.5 million increase in Other, net for the three-month period ended September 30, 2023, as compared to the same period of 2022 was primarily due to a $0.9 million gain related to the revaluation of warrants sold in the first quarter of fiscal 2024, offset by a $0.4 million loss in foreign exchange.

The $9.6 million increase in Other, net for the six-month period ended September 30, 2023, as compared to the same period of 2022, was primarily due to a $6.4 million net gain on the sale of intellectual property, a $2.2 million net gain on the sale of equity investments, and a $0.9 million gain related to the revaluation of warrants sold in the first quarter of fiscal 2024, partially offset by a $0.7 million loss in foreign exchange.

Income Tax Expense
Income tax expense includes U.S. and international income taxes, and interest and penalties on uncertain tax positions.

Income tax expense was as follows (in thousands):

	Three-Months Ended September 30,		Change
	2023	2022	$	%
Income tax expense	$452	$156	$296	189.7%
Effective tax rate	(3.7)%	(1.0)%

	Six-Months Ended September 30,		Change
	2023	2022	$	%
Income tax expense	$957	$8,251	$(7,294)	(88.4)%
Effective tax rate	(5.8)%	(12.3)%

Income tax expense for the three-month period ended September 30, 2023 was $0.5 million compared to $0.2 million last year. The expense in both quarters was primarily driven by foreign related taxes. No tax benefits associated with domestic losses were recognized due to the U.S. deferred tax asset valuation allowance position established in the first quarter last year.

Income tax expense for the six-month period ended September 30, 2023 was $1.0 million compared to $8.3 million last year. Tax expense in the current period was primarily driven by foreign related taxes and reserves related to an income tax audit. The decrease in income tax expense compared to last year was primarily as a result of the U.S. deferred tax asset valuation allowance recognized in fiscal 2023.

Loss from Continuing Operations
Loss from continuing operations was $12.5 million for the three-month period ended September 30, 2023, or $0.35 per diluted share, compared to loss from continuing operations of $15.3 million, or $0.48 per diluted share, for the three-months ended September 30, 2022. The decrease in loss from continuing operations was primarily due to lower operating expenses and higher gross profit as discussed in more detail above.

Loss from continuing operations was $17.5 million for the six-month period ended September 30, 2023, or $0.51 per diluted share, compared to loss from continuing operations of $75.5 million, or $2.40 per diluted share, for the six-month period ended September 30, 2022. The decrease in loss from continuing operations was primarily due to lower operating expenses as discussed in more detail above, as well as the goodwill and intangible impairment charge in the prior year period.

Net Loss
Net loss was $12.5 million for the three-month period ended September 30, 2023, compared to net loss of $13.2 million for the three-months ended September 30, 2022. Net loss per diluted share was $0.35 for the three-months ended September 30, 2023, compared to net loss per diluted share of $0.41 for the three-months ended September 30, 2022.

Net loss was $17.5 million for the six-month period ended September 30, 2023, compared to net loss of $73.4 million for the six-month period ended September 30, 2022. Net loss per diluted share was $0.51 for the six-month period ended September 30, 2023, compared to net loss per diluted share of $2.33 for the six-month period ended September 30, 2022.

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

As of September 30, 2023, we had $10.3 million of cash, cash equivalents and restricted cash, and $29.0 million was available for borrowing under the ABL Credit Facility, compared to $18.3 million of cash, cash equivalents and restricted cash, and $14.9 million available for borrowing under the ABL Credit Facility as of March 31, 2023.

During the quarter ended June 30, 2023, we sold 3,525,000 shares of our common stock for $1.22 per share and pre-funded warrants to purchase up to 573,362 shares of our common stock at $1.2199 per share for net proceeds of $4.6 million after offering expenses. The pre-funded warrants had an exercise price of $0.0001 per share, were immediately exercisable and would expire when exercised in full. On July 28, 2023, all 573,362 pre-funded warrants were exercised for the same number of shares of our common stock. See Note 12 for additional information.

During the quarter ended June 30, 2023, we completed the sale of intellectual property for $10.5 million as part of our ongoing comprehensive strategic review. The sale of these assets, which included the Nautilus® brand trademark assets and related licenses, will continue to streamline our brand focus and enhance our financial flexibility. The carrying value of the intangible assets sold was $3.7 million and the resulting gain, net of transaction costs, was recorded in the Consolidated Statement of Operations as Other, net and in the Consolidated Statements of Cash Flows from investing activities as proceeds from sale of intellectual property for the quarter ended June 30, 2023.

During the quarter ended June 30, 2023, we completed the sale of Vi Labs for $2.3 million as part of our ongoing comprehensive strategic review. The sale of this equity investment streamlines our brand focus and enhances our financial flexibility. The assets sold did not have any carrying value and transaction costs of the sale were $0.1 million. The resulting gain of $2.2 million, net of transaction costs, was recorded in the Consolidated Statements of Operations as Other income, net and in the Consolidated Statements of Cash Flows investing activities as Proceeds from sale of equity investment for the quarter ended June 30, 2023.

We expect our cash, cash equivalents, restricted cash and amounts available for borrowing under our SLR Term Loan and ABL Credit Facility as of September 30, 2023, along with cash expected to be generated from operations, to be sufficient to fund our operating and capital requirements for at least the next twelve months.

If forecasted sales are not achieved, our semi-variable operating model will allow additional cost cutting measures and additional working capital levers to be executed.

Cash used in operating activities was $7.9 million for the six-month period ended September 30, 2023, compared to cash used in operating activities of $9.6 million for the six-month period ended September 30, 2022. The improvement in cash flows from operating activities for the six-month period ended September 30, 2023 as compared to the same period of 2022 was primarily due to changes in our operating assets and liabilities discussed below and a decreased net loss, offset by a decrease in non-cash charges.

Trade receivables increased to $24.2 million as of September 30, 2023, compared to $21.5 million as of March 31, 2023, primarily due to increased Retail sales offset by cash collection efforts in the second quarter of fiscal 2024.

Inventory was $66.1 million as of September 30, 2023, up 42% compared to $46.6 million as of March 31, 2023 and down 33% compared to $99.2 million as of September 30, 2022. The increase in inventory in the second quarter of fiscal 2024 versus the fiscal year ended March 31, 2023 was driven by inventory purchases in anticipation of our busy season, which occurs in the third and fourth quarters of our fiscal year. About 40% of inventory as of September 30, 2023 was in-transit.

Prepaid and other current assets increased by $1.7 million to $9.8 million, compared to $8.0 million as of March 31, 2023, primarily due to investment in prepaid marketing for our busy season, which occurs in the third and fourth quarters of our fiscal year.

Trade payables increased by $33.9 million to $63.2 million as of September 30, 2023, compared to $29.4 million as of March 31, 2023, primarily due to inventory purchases in advance of our busy season, which occurs in the third and fourth quarters of our fiscal year.

Accrued liabilities decreased by $3.7 million to $11.9 million as of September 30, 2023, compared to $15.6 million as of March 31, 2023, primarily due to a $2.1 million decrease in deferred revenue balances for JRNY®, which is attributed to the discontinuation of 12 month free trials, a $0.9 million reduction in the fiscal 2023 bonuses that had previously been accrued, a $0.4 million decrease in JRNY® expense accruals as compared to the first quarter of fiscal 2024, a $0.4 million decrease in accrued finance fee expenses based on lower sales volumes in the current period, and a $0.3 million reduction in return reserves, partially offset by a $0.8 million increase in accruals for offsite inventory.

Cash provided by investing activities of $10.9 million for the six-month period ended September 30, 2023 was primarily due to $10.5 million from the sale of intellectual property and $2.4 million from the sale of an equity investment, partially offset by $1.9 million of capital purchases related to our digital platform. We anticipate spending approximately $4.0 million in fiscal 2024 for digital platform enhancements, systems integration, and production tooling.

Cash used in financing activities of $9.8 million for the six-month period ended September 30, 2023 was primarily related to $16.0 million in payments on long-term debt and $0.9 million in payments of debt issuance costs, partially offset by $4.5 million in proceeds from the sale of common stock and warrants as discussed above and $3.0 million in proceeds from long-term debt.

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

The following table presents a reconciliation of free cash flow, a non-GAAP financial measure, to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP (in thousands):

	Three-Months Ended September 30,		Six-Months Ended September 30,
	2023	2022	2023	2022
Net cash used in operating activities	$(5,566)	$(3,616)	$(7,931)	$(9,596)
Purchase of property, plant and equipment	(724)	(4,130)	(1,902)	(7,511)
Free cash flow	$(6,290)	$(7,746)	$(9,833)	$(17,107)
Net loss	$(12,543)	$(13,203)	$(17,467)	$(73,380)
Free cash flow as percentage of net loss	50.1%	58.7%	56.3%	23.3%

Capital expenditures totaled $0.7 million and $1.9 million for the three and six months ended September 30, 2023, respectively, compared to $4.1 million and $7.5 million for the three and six months ended September 30, 2022, respectively. The decline is primarily related to lower investments in JRNY® as the Company completed the integration of Vay.

Financing Arrangements

Amendment to Existing Term Loan Credit Agreement

On July 28, 2023, we entered into an amendment (the “Term Loan Amendment”) to our existing SLR Term Loan with Crystal Financial LLC, d/b/a SLR Credit Solutions ("SLR") dated as of November 30, 2022 (as amended, the "SLR Term Loan").

The Term Loan Amendment provides us with an increased borrowing advance rate for certain eligible accounts owed to us by Amazon.com, Inc. and its affiliates, and allows for certain compliance reports to be delivered to SLR under the SLR Term Loan on a monthly (rather than weekly) basis as long as specified conditions are satisfied.

Amendment to Existing ABL Credit Agreement

On July 28, 2023, we entered into an amendment (the “ABL Amendment”) to our existing Credit Agreement with Wells Fargo Bank, National Association ("Wells Fargo") dated as of January 31, 2020 (as amended, the "ABL Credit Facility").

The ABL Amendment provides us with an increased borrowing advance rate for certain eligible accounts owed to us by Amazon.com, Inc. and its affiliates and allows for certain compliance reports to be delivered on a monthly (rather than weekly) basis as long as specified conditions are satisfied. In addition, the ABL Amendment reduces the maximum revolving loan commitment amount under the ABL Credit Facility from $60.0 million to $40.0 million.

In connection with the amendment of the SLR Term Loan and ABL Credit Facility, we recorded a total loss of $0.3 million, as a component of Other, net in our Condensed Consolidated Statements of Operations.

As of September 30, 2023, outstanding principal and accrued and unpaid interest totaled $17.2 million, with $17.2 million and $0.0 million under our SLR Term Loan and ABL Credit Facility, respectively. As of September 30, 2023, we were in compliance with the financial covenants contained in the agreements governing both the SLR Term Loan and ABL Credit Facility, and $29.0 million was available for borrowing under WF ABL Credit Facility.

As of September 30, 2023, our interest rate was 10.41% for the ABL Credit Facility and 13.92% for the SLR Term Loan. Interest on the ABL Credit Facility accrues at the Secured Overnight Financing Rate ("SOFR") plus a margin of 5.00% to 5.50% (based on average quarterly availability) and interest on the SLR Term Loan accrues at SOFR plus a margin of 7.75% to 8.25% (based on fixed charge coverage ratio).

The balance sheet classification of the borrowings under the loan facilities has been determined in accordance with ASC 470, Debt.

Off-Balance Sheet Arrangements
We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of September 30, 2023, we had approximately $20.7 million, compared to $12.1 million as of March 31, 2023 in non-cancellable market-based purchase obligations, primarily to secure additional factory capacity for inventory purchases in the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through BowFlex warehouses. The increase in purchase obligations was primarily due to strong inventory management as we continue to right-size inventory levels ahead of our busy season, which occurs during the third and fourth quarters of our fiscal year.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no liabilities were recorded at September 30, 2023.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three-months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.    Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation - Incorporated by reference to Exhibit A to Schedule 14A, as filed with the Commission on April 22, 2008.

3.2	Amended and Restated Bylaws - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on April 5, 2005.

3.3	Amendment to Amended and Restated Bylaws of the Company - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on January 31, 2007.

4.1	Amendment to Credit Agreement dated July 28, 2023, by and between Nautilus, Inc. and Crystal Financial LLC D/B/A SLR Credit Solutions.

4.2	Amendment to Credit Agreement dated July 28, 2023, by and between Nautilus, Inc. and Wells Fargo Bank, National Association.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract, compensatory agreement or arrangement, in which our directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWFLEX INC.
(Registrant)

November 14, 2023	By:	/S/ James Barr IV
Date		James Barr IV
Chief Executive Officer

BOWFLEX INC.
(Registrant)

November 14, 2023	By:	/S/ Aina E. Konold
Date		Aina E. Konold
Chief Financial Officer