Form 10-Q
period 2023-12-31
BOWFLEX INC.
filed 2024-02-21
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  [x]
The number of shares outstanding of the registrant's common stock as of February 16, 2024 was 36,407,824 shares.

BOWFLEX INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

BOWFLEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands)

	As of
	December 31, 2023	March 31, 2023
Assets
Cash and cash equivalents	$15,943	$17,362
Restricted cash	2,247	950
Trade receivables, net of allowances of $385 and $618	26,076	21,489
Inventories	54,327	46,599
Prepaids and other current assets	8,518	8,033
Income taxes receivable	6,903	1,789
Total current assets	114,014	96,222
Property, plant and equipment, net	14,288	32,789
Operating lease right-of-use assets	7,020	19,078
Other intangible assets, net	2,964	6,787
Deferred income tax assets, non-current	583	554
Income taxes receivable, non-current	—	5,673
Other assets	1,248	2,429
Total assets	$140,117	$163,532
Liabilities and Shareholders' Equity
Trade payables	$59,948	$29,378
Accrued liabilities	11,982	15,575
Operating lease liabilities, current portion	4,667	4,427
Financing lease liabilities, current portion	124	122
Warranty obligations, current portion	2,520	2,564
Income taxes payable, current portion	1,077	328
Debt payable, current portion, net of unamortized debt issuance costs of $454 and $586	1,796	1,642
Total current liabilities	82,114	54,036
Operating lease liabilities, non-current	12,746	16,380
Financing lease liabilities, non-current	196	282
Warranty obligations, non-current	882	703
Income taxes payable, non-current	2,071	2,316
Deferred income tax liabilities, non-current	104	253
Other non-current liabilities	4,247	1,978
Debt payable, non-current, net of unamortized debt issuance costs of $833 and $1,513	23,596	26,284
Total liabilities	125,956	102,232
Commitments and contingencies (Note 21)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 36,405 and 31,845 shares issued and outstanding	14,390	10,084
Retained earnings	888	52,694
Accumulated other comprehensive loss	(1,117)	(1,478)
Total shareholders' equity	14,161	61,300
Total liabilities and shareholders' equity	$140,117	$163,532
See accompanying Notes to Condensed Consolidated Financial Statements.

BOWFLEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2023	2022	2023	2022
Net sales	$67,566	$98,079	$157,975	$218,354
Cost of sales	50,177	75,219	121,982	177,078
Gross profit	17,389	22,860	35,993	41,276
Operating expenses:
Selling and marketing	15,129	17,203	28,153	39,493
General and administrative	9,382	10,859	27,256	34,317
Research and development	4,049	5,086	11,734	16,315
Restructuring and exit charges	765	—	2,527	—
Goodwill and asset impairment charge	20,881	—	20,881	26,965
Total operating expenses	50,206	33,148	90,551	117,090
Operating loss	(32,817)	(10,288)	(54,558)	(75,814)
Other (expense) income
Interest income	4	1	21	6
Interest expense	(1,075)	(1,187)	(4,679)	(2,158)
Other, net	(334)	715	8,484	(23)
Total other (expense) income, net	(1,405)	(471)	3,826	(2,175)
Loss from continuing operations before income taxes	(34,222)	(10,759)	(50,732)	(77,989)
Income tax expense	117	322	1,074	8,573
Loss from continuing operations	(34,339)	(11,081)	(51,806)	(86,562)
Discontinued operations:
Loss from discontinued operations before income taxes	—	(2)	—	(34)
Income tax benefit of discontinued operations	—	(1)	—	(2,135)
Loss (gain) from discontinued operations	—	(1)	—	2,101
Net loss	$(34,339)	$(11,082)	$(51,806)	$(84,461)

Basic loss per share from continuing operations	$(0.94)	$(0.35)	$(1.48)	$(2.75)
Basic income per share from discontinued operations	—	—	—	0.07
Basic net loss per share	$(0.94)	$(0.35)	$(1.48)	$(2.68)

Diluted loss per share from continuing operations	$(0.94)	$(0.35)	$(1.48)	$(2.75)
Diluted income per share from discontinued operations	—	—	—	0.07
Diluted net loss per share	$(0.94)	$(0.35)	$(1.48)	$(2.68)

Shares used in per share calculations:
Basic	36,382	31,514	34,924	31,502
Diluted	36,382	31,514	34,924	31,502
See accompanying Notes to Condensed Consolidated Financial Statements.

BOWFLEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in thousands)

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2023	2022	2023	2022
Net loss	$(34,339)	$(11,082)	$(51,806)	$(84,461)
Other comprehensive loss:
Foreign currency translation, net of income tax benefit (expense) of $14, $29, $7, and $(56)	599	923	361	(1,157)
Comprehensive loss	$(33,740)	$(10,159)	$(51,445)	$(85,618)

See accompanying Notes to Condensed Consolidated Financial Statements.

BOWFLEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Amount	APIC
Balance, March 31, 2023	31,845	$10,084	$—	$52,694	$(1,478)	$61,300
Net loss	—	—	—	(4,924)	—	(4,924)
Foreign currency translation adjustment, net of income tax benefit of $8	—	—	—	—	178	178
Issuance of common stock and pre-funded warrants, net	3,525	1,335	217	—	—	1,552
Stock-based compensation expense	34	1,050	—	—	—	1,050
Common stock issued under equity compensation plan, net of shares withheld for tax payments	(69)	(85)	—	—	—	(85)
Common stock issued under employee stock purchase plan	180	—	—	—	—	—
Balance, June 30, 2023	35,515	12,384	217	47,770	(1,300)	59,071
Net loss	—	—	—	(12,543)	—	(12,543)
Foreign currency translation adjustment, net of income tax expense of $15	—	—	—	—	(416)	(416)
Issuance of common stock upon exercise of pre-funded warrants	573	336	(217)			119
Stock-based compensation expense	—	926	—	—	—	926
Common stock issued under equity compensation plan, net of shares withheld for tax payments	(58)	(34)	—	—	—	(34)
Common stock issued under employee stock purchase plan	317	—	—	—	—	—
Balance, September 30, 2023	36,347	13,612	—	35,227	(1,716)	47,123
Net loss	—	—	—	(34,339)	—	(34,339)
Foreign currency translation adjustment, net of income tax benefit of $14	—	—	—	—	599	599
Stock-based compensation expense	42	753	—	—	—	753
Common stock issued under equity compensation plan, net of shares withheld for tax payments	(4)	(3)	—	—	—	(3)
Common stock issued under employee stock purchase plan	20	28	—	—	—	28
Balance, December 31, 2023	36,405	$14,390	$—	$888	$(1,117)	$14,161

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Amount
Balance, March 31, 2022	31,268	$6,483	$158,093	$(527)	$164,049
Net loss	—	—	(60,177)	—	(60,177)
Foreign currency translation adjustment, net of income tax expense of $29	—	—	—	(859)	(859)
Stock-based compensation expense	—	1,979	—	—	1,979
Common stock issued under equity compensation plan, net of shares withheld for tax payments	205	(270)	—	—	(270)
Common stock issued under employee stock purchase plan	—	125	—	—	125
Balance, June 30, 2022	31,473	8,317	97,916	(1,386)	104,847
Net loss	—	—	(13,203)	—	(13,203)
Foreign currency translation adjustment, net of income tax expense of $56	—	—	—	(1,221)	(1,221)
Stock-based compensation expense	—	1,367	—	—	1,367
Common stock issued under equity compensation plan, net of shares withheld for tax payments	241	(171)	—	—	(171)
Balance, September 30, 2022	31,714	9,513	84,713	(2,607)	91,619
Net loss	—	—	(11,082)	—	(11,082)
Foreign currency translation adjustment, net of income tax benefit of $29	—	—	—	923	923
Stock-based compensation expense	—	1,495	—	—	1,495
Common stock issued under equity compensation plan, net of shares withheld for tax payments	118	(50)	—	—	(50)
Common stock issued under employee stock purchase plan	—	88	—	—	88
Balance, December 31, 2022	31,832	$11,046	$73,631	$(1,684)	$82,993

See accompanying Notes to Condensed Consolidated Financial Statements.

BOWFLEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine-Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Loss from continuing operations	$(51,806)	$(86,562)
Gain from discontinued operations	—	2,101
Net loss	(51,806)	(84,461)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	9,307	7,956
Provision for allowance for doubtful accounts	527	549
Inventory lower-of-cost-or net realizable value adjustments	—	1,196
Stock-based compensation expense	2,694	4,830
Gain on asset dispositions	(9,021)	(2)
Loss on debt extinguishment	352	228
Deferred income taxes, net of valuation allowances	91	8,200
Goodwill and asset impairment charge	20,881	26,965
Other	888	(122)
Changes in operating assets and liabilities:
Trade receivables	(5,680)	18,537
Inventories	(7,391)	34,118
Prepaids and other assets	3,766	5,569
Income taxes receivable	563	300
Trade payables	30,575	(16,499)
Liability classified stock-based compensation expense	5	42
Accrued liabilities and other liabilities, including warranty obligations	(6,539)	(19,186)
Net cash used in operating activities	(10,788)	(11,780)
Cash flows from investing activities:
Proceeds from sale of equity investment	2,350	—
Proceeds from sale of intellectual property	10,500	—
Purchases of property, plant and equipment	(2,663)	(10,697)
Net cash provided by (used in) investing activities	10,187	(10,697)
Cash flows from financing activities:
Proceeds from long-term debt	17,200	88,107
Payments on long-term debt	(21,045)	(58,064)
Payments of debt issuance costs	(942)	(2,094)
Early termination of debt	(353)	—
Payments on finance lease liabilities	(90)	(90)
Proceeds from public offering net of transaction costs	4,547	—
Proceeds from employee stock purchases	64	213
Tax payments related to stock award issuances	(122)	(480)
Net cash (used in) provided by financing activities	(741)	27,592
Effect of exchange rate changes	1,220	(2,847)
Net (decrease) increase in cash, cash equivalents and restricted cash	(122)	2,268
Cash, cash equivalents and restricted cash at beginning of period	18,312	18,098
Cash, cash equivalents and restricted cash at end of period	$18,190	$20,366

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,915	$954
Cash paid (received) for income taxes, net	(57)	277
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$239	$368

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same amounts shown above:
	December 31,
	2023	2022
Cash and cash equivalents	$15,943	$15,532
Restricted cash	2,247	947
Other current assets - restricted, current	—	3,887
Total cash, cash equivalents and restricted cash	$18,190	$20,366
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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of December 31, 2023 and March 31, 2023, and our results of operations, comprehensive loss and shareholders' equity for the three and nine-month periods ended December 31, 2023 and 2022 and our cash flows for the three and nine-month periods ended December 31, 2023 and 2022. Interim results are not necessarily indicative of results for a full year. Our revenues typically vary seasonally, and this seasonality can have a significant effect on operating results, inventory levels and working capital needs.

Unless indicated otherwise, all information regarding our operating results pertain to our continuing operations.

Going Concern
As a result of the continued challenging retail operating environment, deteriorating macroeconomic conditions, and decline in customer demand, we experienced a significant year over year decline in our revenue for the three and nine months ended December 31, 2023. Additionally, we now believe that conditions will not improve in the next several quarters, which is negatively affecting our liquidity projections. We have been actively pursuing alternatives to access liquidity or sell the Company or its assets, which may include making a voluntary filing under federal bankruptcy laws. If we are not able to promptly consummate a transaction or access additional sources of liquidity, we will not be able to maintain compliance with debt covenants in our credit facilities and may not be able to continue to operate our business.

Management has determined that under these circumstances, there is substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. Our assessment of going concern was completed in accordance with FASB ASC Topic 205-40, “Basis of Presentation—Going Concern.” For the three and nine months ended December 31, 2023, we incurred a net loss of $34.3 million and $51.8 million, respectively, and for the three and nine months ended December 31, 2022, we incurred a net loss of $11.1 million and $84.5 million, respectively. As of December 31, 2023, we had $15.9 million of cash, working capital of $31.9 million and $24.4 million available for future borrowings under our ABL Credit Facility.

The consolidated financial statements have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern. This also means that the condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For example, these consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty. Such adjustments could be material.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

ASU 2016-13
In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In May 2019, the FASB issued ASU 2019-05, which provides entities to have certain instruments with an option to irrevocably elect the fair value option. In November 2019, the FASB issued ASU 2019-11, which provides clarification and addresses specific issues about certain aspects of ASU 2016-13. In March 2020, the FASB issued ASC 2020-03, which provides an update to clarify or address specific issues. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those years. We adopted ASU 2016-13 on April 1, 2023 and it had no material impact on our financial position, results of operations or cash flows.

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

Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures." The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This ASU requires additional disclosures and, accordingly, we do not expect the adoption of ASU 2023-07 to have a material effect on our financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures." This ASU requires enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid and is effective for fiscal years beginning after December 15, 2024. This ASU requires additional disclosures and, accordingly, we do not expect the adoption of ASU 2023-09 to have a material effect on our financial position, results of operations or cash flows.

(2) NYSE DELISTING NOTIFICATION

On September 21, 2023, we received notice from the New York Stock Exchange (the “NYSE”) that we were not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. On November 27, 2023, we received written notice from the NYSE that we were not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, our last reported stockholders’ equity was less than $50.0 million.

We submitted our compliance plan (the "Plan") to the NYSE, and if that Plan is accepted by NYSE, we would have up to 18 months to cure the global market capitalization deficiency and to return to compliance with Sections 802.01B and 802.01C of the NYSE continued listing standards.

(3) DISCONTINUED OPERATIONS

Results from discontinued operations relate to the disposal of our former Commercial business, which was completed in April 2011. Although we reached substantial completion of asset liquidation at December 31, 2012, we continued to accrue interest associated with an uncertain tax position on discontinued international operations, and incurred an immaterial amount of product liability expenses associated with products previously sold into the Commercial channel through fiscal 2023. Expenses related to discontinued operations were immaterial for the first nine months of fiscal 2024.

(4) RESTRUCTURING AND EXIT CHARGES

In February 2023, we announced and began implementing a restructuring plan that included a reduction in workforce and other exit costs.

The following table summarizes restructuring reserve activity (in thousands):

	Employee Severance and Benefits	Third-Party Costs	Total
Accrued liability as of March 31, 2023	$1,110	$123	$1,233
Charges / Accruals	—	2,527	2,527
Payments	(1,045)	(2,558)	(3,603)
Accrued Liability as of December 31, 2023	$65	$92	$157

The charges incurred due to the restructuring plan are included within Restructuring and exit charges in the Condensed Consolidated Statements of Operations and the accrued restructuring charges as of December 31, 2023 are included in Accrued Liabilities on our Condensed Consolidated Balance Sheets.

(5) REVENUES

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2023	2022	2023	2022
Product sales	$62,373	$92,304	$143,569	$202,007
Extended warranties and services	1,251	1,453	2,777	3,433
Royalty income	236	741	806	2,691
Other(1)	3,706	3,581	10,823	10,223
Net sales	$67,566	$98,079	$157,975	$218,354
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

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2023	2022	2023	2022
United States	$53,872	$75,627	$124,879	$175,148
Canada	7,329	17,657	16,695	31,852
Europe, the Middle East and Africa	5,448	3,859	14,112	8,038
All other	917	936	2,289	3,316
Net sales	$67,566	$98,079	$157,975	$218,354

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

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2023	2022	2023	2022
Balance, beginning of period	$3,008	$4,194	$5,075	$6,285
Cash changes	100	565	248	1,142
Deferred Revenue	2,298	2,750	3,827	4,970
Revenue recognition	(1,449)	(2,361)	(5,193)	(7,249)
Balance, end of period	$3,957	$5,148	$3,957	$5,148

(6) ASSET IMPAIRMENT CHARGE
Fixed assets and other long-lived assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows in accordance with the FASB guidance. These events include, but are not limited to, significant declines in our market capitalization, history of losses and adverse market conditions. During the quarter ended December 31, 2023, we determined that a triggering event occurred and performed an impairment asset test, which resulted in a $20.9 million impairment charge allocated pro-rata to the asset group impacted, including $12.0 million allocated to property plant and equipment, $0.1 million to definite lived intangible assets, and $8.8 million to Right of Use Assets related to operating leases. In determining this allocation, we considered fair value, if determinable without undue cost or effort, for each long-lived asset category to be equal to book value.

(7) FAIR VALUE MEASUREMENTS

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

We did not have any assets measured at fair value on a recurring basis as of December 31, 2023, or March 31, 2023. Liabilities measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Common Warrants	$—	$—	$1,455	$1,455
Total liabilities measured at fair value	$—	$—	$1,455	$1,455

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivatives
Foreign currency forward contracts	$—	$141	$—	$141
Total liabilities measured at fair value	$—	$141	$—	$141

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

We determined the fair value of the Common Warrants liability using the Black Scholes Option Pricing methodology with Level 3 inputs.

The following table presents the change in the fair value of Common Warrants for the periods indicated below (in thousands):

Total
Liability balance as of March 31, 2023	$—
Additions of common warrant liability	2,994
Liability balance as of June 30, 2023	2,994
Change in fair value of common warrant liability	(1,376)
Liability balance as of September 30, 2023	1,618
Change in fair value of common warrant liability	(163)
Liability balance as of December 31, 2023	$1,455

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

The key inputs into the Black Scholes pricing model were as follows:

Nine-Months Ended December 31, 2023
Stock Price	$0.77
Exercise Price	$1.35
Expected Life (years)	4.97
Expected Volatility	67.22%

Expected Dividend Yield	—%
Risk Free Rate	3.80%

See Note 6 - Asset Impairment Charge for a discussion of assets measured at fair value on a non-recurring basis.

(8) DERIVATIVES

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

We may hedge our net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. As of December 31, 2023, we did not any have outstanding contract notional amounts.

The fair value of our derivative instruments was included in our Condensed Consolidated Balance Sheets as follows (in thousands):

	Balance Sheet Classification	As of
		December 31, 2023	March 31, 2023
Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Accrued liabilities	$—	$141

The effect of derivative instruments on our Condensed Consolidated Statements of Operations was as follows (in thousands):

	Statement of Operations Classification	Three-Months ended December 31,		Nine-Months Ended December 31,
		2023	2022	2023	2022
Derivative instruments not designated as cash flow hedges:
Income recognized in earnings	Other, net	$178	$993	$336	$404
Income tax benefit	Income tax benefit	44	249	83	101

(9) INVENTORIES

Inventories are stated at the lower of cost and net realizable value, with cost determined based on the first-in, first-out method. Our inventories consisted of the following (in thousands):

	As of
	December 31, 2023	March 31, 2023
Finished goods	$50,924	$42,463
Parts and components	3,403	4,136
Total inventories	$54,327	$46,599

(10) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				December 31, 2023	March 31, 2023
Automobiles	5			$23	$23
Leasehold improvements	4	to	20	3,465	3,426
Computer software and equipment	2	to	7	48,861	57,223
Machinery and equipment	3	to	5	15,333	14,953
Furniture and fixtures	5	to	20	2,022	2,034
Work in progress(1)	N/A			2,604	4,061
Total cost				72,308	81,720
Accumulated depreciation				(58,020)	(48,931)
Total property, plant and equipment, net				$14,288	$32,789
(1) Work in progress includes information technology assets and production tooling.

See Note 6 - Asset Impairment Charge for a discussion of an impairment charge recognized during the quarter ended December 31, 2023.

Depreciation expense was as follows (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2023	2022	2023	2022
Depreciation expense	$3,035	$3,155	$9,261	$7,910

(11) OTHER INTANGIBLE ASSETS

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of
				December 31, 2023	March 31, 2023
Indefinite-lived trademarks	N/A			$2,900	$6,597
Patents	7	to	24	963	1,043
				3,863	7,640
Accumulated amortization - definite-lived intangible assets				(899)	(853)
Other intangible assets, net				$2,964	$6,787
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

See Note 6 - Asset Impairment Charge for a discussion of an impairment charge recognized during the quarter ended December 31, 2023.

Amortization expense was as follows (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2023	2022	2023	2022
Amortization expense	$15	$15	$46	$46

Future amortization of definite-lived intangible assets is as follows (in thousands):

Remainder of fiscal 2024	$8
2025	28
2026	19
2027	1
2028	1
Thereafter	7
$64

(12) SALE OF SHARES IN EQUITY INVESTMENTS

On May 1, 2023, we completed the sale of Vi Labs for $2.3 million as part of our ongoing comprehensive strategic review. The sale of this equity investment will continue to streamline our brand focus and enhance our financial flexibility. The was no carrying value related to the assets sold and transaction costs of the sale were $0.1 million. The resulting gain of $2.2 million was recorded in the Condensed Consolidated Statements of Operations as Other, net and in the Condensed Consolidated Statements of Cash Flows as Proceeds from sale of equity investment for the quarter ended June 30, 2023.

(13) LEASES

We have several non-cancellable operating leases, primarily for office space, that expire at various dates over the next six years. These leases generally contain renewal options to extend for one lease term of five years. For leases that we are reasonably certain we will exercise the lease renewal options, the options were considered in determining the lease term, and associated potential option payments are included in the lease payments. The payments used in the renewal term were estimated using the percentage rate increase of historical rent payments for each location where the renewal will be exercised.

Payments due under the lease contracts include annual fixed payments for office space. Variable payments including payments for our proportionate share of the building’s property taxes, insurance, and common area maintenance are treated as non-lease components and are recognized in the period for which the costs occur.

Lease expense was as follows (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2023	2022	2023	2022
Operating lease expense	$1,339	$1,406	$4,017	$4,466
Amortization of finance lease assets	29	28	85	85
Total lease expense	$1,368	$1,434	$4,102	$4,551

Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term.

Other information related to leases was as follows (dollars in thousands):

	As of
	December 31, 2023	March 31, 2023
Supplemental cash flow information related to leases was as follows:

Operating leases:
Operating lease right-of-use-assets	$7,020	$19,078

Operating lease liabilities, non-current	$12,746	$16,380
Operating lease liabilities, current portion	4,667	4,427
Total operating lease liabilities	$17,413	$20,807

Finance leases:
Property, plant and equipment, at cost	$569	$569
Accumulated depreciation	(256)	(171)
Property, plant and equipment, net	$313	$398

Finance lease obligations, non-current	$196	$282
Finance lease obligations, current portion	124	122
Total finance lease liabilities	$320	$404

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4,412	$6,226
Finance cash flows from finance leases	90	119

Additional lease information:
ROU assets obtained in exchange for operating lease obligations	$—	$100
Reductions to ROU assets resulting from reductions to operating lease obligations	740	1,175
Reductions to ROU assets resulting from impairment of operating leases	8,850	—

Weighted Average Remaining Lease Term:
Operating leases	4.4 years	5.0 years
Finance leases	2.8 years	3.5 years

Weighted Average Discount Rate:
Operating leases	5.06%	5.05%
Finance leases	2.08%	2.08%

We determined the discount rate for leases using a portfolio approach to determine an incremental borrowing rate to calculate the right-of-use assets and lease liabilities.

See Note 6 - Asset Impairment Charge for a discussion of an impairment charge recognized during the quarter ended December 31, 2023.

Maturities of lease liabilities under non-cancellable leases were as follows (in thousands):

	As of December 31, 2023
	Operating leases	Finance leases
Remainder of fiscal 2024	$1,195	$30
2025	5,668	120
2026	4,542	120
2027	2,378	60
Thereafter	5,796	—
Total undiscounted lease payments	19,579	330
Less imputed interest	(2,166)	(10)
Total lease liabilities	$17,413	$320

(14) CAPITAL STOCK

Issuance of Common Stock

On June 15, 2023, we entered into a securities purchase agreement (“Securities Purchase Agreement”) with an institutional investor (“Purchaser”). Pursuant to the Securities Purchase Agreement, we sold in a registered direct offering (“Registered Direct Offering”) 3,525,000 shares ("Shares") of our common stock, no par value ("Common Stock") at $1.22 per share and purchase contracts issued as pre-funded warrants ("Pre-Funded Warrants" and together with the Shares, the "Securities") to purchase up to 573,362 shares of Common Stock for $1.2199 per share. The Pre-Funded Warrants were to be issued to the extent that the Purchaser determined, in its sole discretion, that such Purchaser would beneficially own in excess of 4.99% (or at the Purchaser’s election, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of the Securities. The Pre-Funded Warrants had an exercise price of $0.0001 per share, were immediately exercisable and could be exercised at any time after their original issuance date until such Pre-Funded Warrants were exercised in full. On July 28, 2023, all 573,362 Pre-Funded Warrants were exercised, resulting in the issuance of 573,362 shares of Common Stock.

Pursuant to the Securities Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, the "Offerings"), we also issued to the Purchaser unregistered warrants (“Common Warrants”) to purchase up to 4,098,362 shares of Common Stock. Each Common Warrant has an exercise price of $1.35 per share, is exercisable at any time beginning six months following their original issuance date of June 15, 2023 and will expire five and a half years from the original issuance date. As of December 31, 2023, the Common Warrants had not been exercised.

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

We account for our Common Warrants in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, and determined that the Common Warrants do not meet the criteria for equity treatment thereunder. As such, each Common Warrant must be recorded as a liability and is subject to re-

measurement at each balance sheet date. Refer to Note 7 - Fair Value Measurements for further details. Changes in fair value are recognized in Other, net in our Condensed Consolidated Statements of Operations.

Roth Capital Partners, LLC (the “Placement Agent”) acted as the exclusive placement agent for the Offerings, pursuant to a Placement Agency Agreement, dated June 15, 2023 (the “Placement Agreement”).

Pursuant to the Placement Agreement, we paid the Placement Agent a cash placement fee equal to 7.0% of the aggregate gross proceeds raised in the Offerings from sales arranged for by the Placement Agent. Subject to certain conditions, we also agreed to reimburse all reasonable travel and other out-of-pocket expenses of the Placement Agent in connection with the Offerings, including but not limited to legal fees, up to a maximum of $75,000. The Placement Agreement contains customary representations, warranties and agreements by us and customary conditions to closing. We agreed to indemnify the Placement Agent against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), and liabilities arising from breaches of representations and warranties contained in the Placement Agreement, or to contribute to payments that the Placement Agent may be required to make in respect of those liabilities.

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

(15) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of
	December 31, 2023	March 31, 2023
Payroll and related liabilities	$2,785	$5,220
Deferred revenue	3,957	5,075
Reserves (1)	2,091	1,200
Accrued Tariffs	1,031	1,167
Legal settlement	430	5
Other	1,688	2,908
Total accrued liabilities	$11,982	$15,575
(1) Reserves primarily consists of inventory, sales return, sales tax and product liability reserves.

(16) PRODUCT WARRANTIES

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

Changes in our product warranty obligations were as follows (in thousands):

	Nine-Months Ended December 31,
	2023	2022
Balance, beginning of period	$3,267	$6,216
Accruals	4,025	1,882
Payments	(3,890)	(3,748)
Balance, end of period	$3,402	$4,350

(17) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables set forth the changes in accumulated other comprehensive loss, net of tax (in thousands):

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, March 31, 2023	$(1,478)	$(1,478)
Current period other comprehensive income before reclassifications	361	361
Balance, December 31, 2023	$(1,117)	$(1,117)

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, September 30, 2023	$(1,716)	$(1,716)
Current period other comprehensive loss before reclassifications	599	599
Balance, December 31, 2023	$(1,117)	$(1,117)

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, March 31, 2022	$(527)	$(527)
Current period other comprehensive loss before reclassifications	(1,157)	(1,157)
Balance, December 31, 2022	$(1,684)	$(1,684)

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance, September 30, 2022	$(2,607)	$(2,607)
Current period other comprehensive loss before reclassifications	923	923
Balance, December 31, 2022	$(1,684)	$(1,684)

(18) LOSS PER SHARE

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

The weighted average numbers of shares outstanding used to compute loss per share were as follows (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2023	2022	2023	2022
Shares used to calculate basic income per share	36,382	31,514	34,924	31,502
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	—	—	—	—
Shares used to calculate diluted income per share	36,382	31,514	34,924	31,502

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

The weighted average number of potentially dilutive shares outstanding were as follows (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2023	2022	2023	2022
Performance stock units	28	—	10	—
Restricted stock units	—	102	15	201
Stock options	—	44	—	104
Total potentially dilutive shares excluded due to net loss	28	146	25	305
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

These shares may be anti-dilutive potential common shares in the future (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2023	2022	2023	2022
Stock options	2,718	1,849	2,410	1,391
RSUs	1,268	855	1,206	193
Total anti-dilutive shares excluded	3,986	2,704	3,616	1,584

(19) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments, Direct and Retail. There were no changes in our operating segments during the nine-months ended December 31, 2023.

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

Following is summary information by reportable segment (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2023	2022	2023	2022
Net sales:
Direct	$38,608	$46,729	$81,190	$97,686
Retail	28,722	50,601	75,979	117,949
Royalty	236	749	806	2,719
Consolidated net sales	$67,566	$98,079	$157,975	$218,354

Contribution:
Direct	$(7,654)	$(6,463)	$(20,030)	$(24,244)
Retail	1,992	3,447	6,037	(994)
Royalty	236	749	806	2,719
Consolidated contribution	$(5,426)	$(2,267)	$(13,187)	$(22,519)

Reconciliation of consolidated contribution to loss from continuing operations:
Consolidated contribution	$(5,426)	$(2,267)	$(13,187)	$(22,519)
Amounts not directly related to segments:
Operating expenses(1)(2)	(27,391)	(8,021)	(41,371)	(53,295)
Other (expense) income, net	(1,405)	(471)	3,826	(2,175)
Income tax expense	(117)	(322)	(1,074)	(8,573)
Loss from continuing operations	$(34,339)	$(11,081)	$(51,806)	$(86,562)
(1) Included in unallocated Operating expenses for the three and nine months ended December 31, 2023 is an asset impairment charge of $20.9 million, $17.2 million of which related to the Direct segment and $3.7 million of which related to the Retail segment. See Note 6 - Asset Impairment Charge for additional information.

(2) Included in unallocated Operating expenses for the nine months ended December 31, 2022 is $24.5 million of Goodwill and intangible impairment charge related to the Direct segment and $1.6 million of intangible impairment charge related to the Retail segment that is not included in the contribution performance measured by the chief operating decision maker.

	As of
	December 31, 2023	March 31, 2023
Assets:
Direct	$37,129	$50,493
Retail	48,604	58,214
Unallocated corporate	54,384	54,825
Total assets	$140,117	$163,532

The following customer accounted for 10% or more of total net sales as follows:

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2023	2022	2023	2022
Amazon.com	11.2%	10.0%	14.2%	22.0%
Costco	*	11.0%	*	*
*Less than 10% of total net sales.

(20) BORROWINGS

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

The ABL Amendment provides us with an increased borrowing advance rate for certain eligible accounts owed to us by Amazon.com, Inc. and its affiliates and allows for certain compliance reports to be delivered on a monthly (rather than weekly) basis as long as specified conditions are satisfied. In addition, the ABL Amendment reduced the maximum revolving loan commitment amount under the ABL Credit Facility from $60.0 million to $40.0 million.

In connection with the amendment of the SLR Term Loan and ABL Credit Facility, we recorded a total loss of $0.3 million, as a component of Other, net in our Condensed Consolidated Statements of Operations.

As of December 31, 2023, outstanding principal and accrued and unpaid interest totaled $26.7 million, with $16.6 million and $10.1 million under our SLR Term Loan and ABL Credit Facility, respectively. As of December 31, 2023, we were in compliance with the financial covenants contained in the agreements governing both the SLR Term Loan and ABL Credit Facility, and $24.4 million was available for borrowing under ABL Credit Facility.

As of December 31, 2023, our interest rate was 10.36% for the ABL Credit Facility and 13.89% for the SLR Term Loan. Interest on the ABL Credit Facility accrues at the Secured Overnight Financing Rate ("SOFR") plus a margin of 5.00% to 5.50% (based on average quarterly availability) and interest on the SLR Term Loan accrues at SOFR plus a margin of 7.75% to 8.25% (based on fixed charge coverage ratio).

The balance sheet classification of the borrowings under the loan facilities has been determined in accordance with ASC 470, Debt.

See Note 1 - General Information for a discussion of our ability to continue as a going concern and maintain compliance with our debt covenants in future periods.

(21) COMMITMENTS AND CONTINGENCIES

Operating leases
We lease property and equipment under non-cancellable operating leases which, in the aggregate, extend through 2029. Many of these leases contain renewal options and provide for rent escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

For additional information related to leases, see Note 13 - Leases.

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of December 31, 2023, we had standby letters of credit of $2.1 million.

We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of December 31, 2023, we had approximately $2.6 million, compared to $12.1 million as of March 31, 2023, in non-cancellable market-based purchase obligations, primarily to secure additional factory capacity for inventory purchases in the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through BowFlex warehouses.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no related liabilities were recorded as of December 31, 2023.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (the “2023 Form 10-K”). All references to the third quarter and nine-months ended of fiscal 2024 and fiscal 2023 mean for the three and nine-month periods ended December 31, 2023 and 2022, respectively. Unless the context otherwise requires, “BowFlex,” “we,” “us” and “our” refer to BowFlex Inc. and its subsidiaries. Unless indicated otherwise, all information regarding our operating results pertains to our continuing operations.

Cautionary Notice About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “intend,” “estimate,” “will,” “should,” “could,” and other terms of similar meaning typically identify forward-looking statements. We also may make forward-looking statements in our other documents filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). In addition, our senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Forward-looking statements include any statements related to our future business, financial performance or operating results; our ability to continue as a going concern; our ability to maintain compliance with debt covenants; potential strategic, financing and restructuring transactions, including making voluntary petitions under federal bankruptcy laws; our ability to maintain the listing of our securities on the NYSE or another securities exchange; anticipated fluctuations in net sales due to seasonality; plans and expectations regarding gross and operating margins; plans and expectations regarding research and development expenses and capital expenditures and anticipated results from such expenditures and other investments in our capabilities and resources; anticipated losses from discontinued operations; plans for new product introductions, strategic partnerships and anticipated demand for our new and existing products; and statements regarding our inventory and working capital requirements and the sufficiency of our financial resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including our ability to timely acquire inventory that meets our quality control standards from sole source foreign manufacturers at acceptable costs, changes in consumer fitness trends, changes in the media consumption habits of our target consumers or the effectiveness, availability and price of media time consistent with our cost and audience profile parameters, greater than anticipated costs or delays associated with launch of new products, weaker than expected demand for new or existing products, a decline in consumer spending due to unfavorable economic conditions, softness in the retail marketplace or the availability from retailers of heavily discounted competitive products, an adverse change in the availability of credit for our customers who finance their purchases, our ability to pass along vendor raw material price increases and other cost pressures, including increased shipping costs and unfavorable foreign currency exchange rates, tariffs, risks associated with current and potential delays, work stoppages, or supply chain disruptions, our ability to hire and retain key management personnel, our ability to effectively develop, market and sell future products, the availability and timing of capital for financing our strategic initiatives, including being able to raise capital on favorable terms or at all, changes in the financial markets, including changes in credit markets and interest rates that affect our ability to access those markets on favorable terms or at all, the impact of any current or future impairments, our ability to protect our intellectual property, the introduction of competing products, and our ability to get foreign-sourced product through customs in a timely manner. Additional assumptions, risks and uncertainties are described in Part I, Item 1A, “Risk Factors,” in our 2023 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or conform them to actual results or to changes in circumstances or expectations.

Going Concern

See Note 1 – General Information of Notes to Condensed Consolidated Financial Statements for a discussion of our ability to continue as a going concern.

NYSE Delisting Notification

See Note 2 – NYSE Delisting Notification for a discussion of our ability to maintain our NYSE listing status.

Overview
We empower healthier living through individualized connected fitness experiences and are committed to building a healthier world, one person at a time. Our principal business activities include designing, developing, sourcing and marketing high-quality cardio and strength fitness products, related accessories and a digital platform for consumer use, primarily in the U.S., Canada, Europe and Asia. Our products are sold under some of the most-recognized brand names in the fitness industry: BowFlex®, Schwinn®, JRNY® and previously the Nautilus® brand. Consistent with our North Star strategy, in fiscal 2024 we sold the Nautilus® brand trademark assets and related licenses, which we view as non-core assets. In connection with the sale of the Nautilus® assets, effective November 1, 2023, our corporate name was changed to “BowFlex Inc.” and our common stock began trading on the New York Stock Exchange under the ticker symbol “BFX.”

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

Our results for the three and nine-months ended December 31, 2023 were driven by the actions outlined in our North Star strategy. The five strategic pillars of our North Star strategy are: (1) adopt a consumer first mindset; (2) scale a differentiated digital offering; (3) focus investments on core businesses; (4) evolve supply chain to be a strategic advantage; and (5) build organizational capabilities to win by unleashing the power of our team. We have made strong progress on all these pillars over the past two years and we believe that we have set the foundation for becoming a leader in connected fitness by leveraging our equipment business and scaling a differentiated offering.

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

Comparison for the Three-Month Period Ended December 31, 2023 to the Three-Month Period Ended December 31, 2022

•Net sales were $67.6 million, compared to $98.1 million, a decline of 31.1% versus last year. The sales decline versus last year was driven primarily by lower customer demand.

•Net sales of our Direct segment decreased by $8.1 million, or 17.4%, for the three-months ended December 31, 2023, compared to the three-months ended December 31, 2022. The net sales decrease compared to last year was primarily driven by lower customer demand.

•Net sales of our Retail segment decreased by $21.9 million, or 43.2%, for the three-months ended December 31, 2023, compared to the three-months ended December 31, 2022. The decrease in net sales compared to last year was primarily driven by lower demand from retailers.

•Royalty income for the three-months ended December 31, 2023 decreased by $0.5 million compared to the three-months ended December 31, 2022. The decrease in Royalty income was primarily due to the sale of the Nautilus® brand trademarks and related royalty licenses.

•Gross profit was $17.4 million, compared to $22.9 million last year, a decrease of 23.9%. Gross profit margin was 25.7% compared to 23.3% last year. The 2 ppt increase in gross profit margin was primarily due to lower landed product costs (+12 ppts), partially offset by unfavorable absorption of JRNY COGs (-3 ppts), higher outbound freight (-2 ppts), increased discounting (-1 ppt), increased inventory adjustments (-1 ppt), unfavorable logistics overhead absorption (-1 ppt) and increased warranty costs (-1 ppt).

•Operating expenses were $50.2 million compared to $33.1 million last year. The increase of $17.1 million, or 51.5%, was primarily due to a $20.9 million asset impairment charge in the current quarter, a $0.8 million increase in other marketing expenses and a $0.5 million increase in bad debt expense, partially offset by a $1.5 million decrease in media spending, a $1.2 million decrease in information technology costs, a $1.0 million decrease in personnel expenses, and a $1.0 million decrease in product development expenses. Total advertising expenses were $8.0 million this year versus $9.5 million last year.

•Operating loss was $32.8 million compared to an operating loss of $10.3 million last year, primarily driven by lower sales and an asset impairment charge included in our operating expenses, partially offset by lower cost of sales.

•Income tax expense was $0.1 million this year compared to $0.3 million last year. The decrease in income tax expense compared to last year was primarily driven by higher foreign related taxes in the prior year period.

•Loss from continuing operations was $34.3 million, or $0.94 per diluted share, compared to a loss of $11.1 million, or $0.35 per diluted share, last year.

•Net loss was $34.3 million, or $0.94 per diluted share, compared to a net loss of $11.1 million, or $0.35 per diluted share, last year.

Comparison for the Nine-Month Period Ended December 31, 2023 to the Nine-Month Period Ended December 31, 2022

•Net sales were $158.0 million, compared to $218.4 million, a decline of 27.7% versus last year. The net sales decline versus last year was driven primarily by lower customer demand.

•Net sales of our Direct segment decreased by $16.5 million, or 16.9%, for the nine-months ended December 31, 2023, compared to the nine-months ended December 31, 2022. The net sales decrease compared to last year was primarily driven by lower customer demand.

•Net sales of our Retail segment decreased by $42.0 million, or 35.6%, for the nine-months ended December 31, 2023, compared to the nine-months ended December 31, 2022. The net sales decrease compared to last year was primarily driven by lower demand from retailers.

•Royalty income for the nine-months ended December 31, 2023 decreased by $1.9 million compared to the nine-months ended December 31, 2022. The decrease in Royalty income was primarily due to the sale of the Nautilus® brand trademarks and related royalty licenses.

•Gross profit was $36.0 million, compared to $41.3 million last year. Gross profit margin was 22.8% compared to 18.9% last year. The 4 ppt increase in gross profit margin was primarily due to lower landed product costs (+11 ppts), partially offset by unfavorable absorption of JRNY COGS (-4 ppts), increased discounting (-1 ppt), increased outbound freight (-1 ppt) and increased warranty costs (-1 ppt).

•Operating expenses were $90.6 million compared to $117.1 million last year. The decrease of $26.5 million, or 22.7%, was primarily due to an asset impairment charge in the current period that is $6.1 million less than the goodwill and asset impairment charge incurred in the prior period, a $9.5 million decrease in personnel expenses, a $6.9 million decrease in media spending, a $1.2 million decrease in third-party logistics expenses, a $1.1 million decrease in other variable general and administrative expenses due to decreased sales, a $0.9 million decrease in product development costs, a $0.7 million decrease in finance fees, a $0.5 million decrease in information technology expenses, a $0.5 million decrease in legal expenses, and a $0.4 million decrease related to fitness equipment sample expenses, partially offset by a $0.8 million increase in facility fees and a $0.2 million increase in other marketing expenses. Total advertising expenses were $11.4 million versus $18.3 million last year.

•Operating loss was $54.6 million or a negative 34.5% operating margin, compared to an operating loss of $75.8 million last year, primarily driven by lower cost of sales and lower operating expenses, partially offset by lower sales.

•Income tax expense was $1.1 million this year compared to $8.6 million last year. Income tax expense in the current period was primarily driven by foreign related taxes and reserves related to an income tax audit. The decrease in income tax expense compared to last year was primarily the result of the U.S. deferred tax asset valuation allowance recognized in fiscal 2023.

•Loss from continuing operations was $51.8 million, or $1.48 per diluted share, compared to a loss of $86.6 million, or $2.75 per diluted share, last year.

•Net loss was $51.8 million, or $1.48 per diluted share, compared to a net loss of $84.5 million or $2.68 per diluted share, last year.

North Star Strategy Update

JRNY® Digital Platform

•BowFlex continues to enhance and refine existing JRNY® features that are popular with customers, including its personalized recommendations and differentiated, adaptive workouts.

•As of December 31, 2023, JRNY® Members reached 651,000, representing approximately 45% growth versus the same quarter last year. Of these Members,127,000 were Subscribers, representing a decrease of approximately 18% compared to the same period last year. BowFlex defines JRNY® Members as all individuals who have a JRNY® account and/or subscription, which includes Subscribers, their respective associated users, and users who consume free content. A Subscriber is a person or household who paid for a subscription, is in a trial subscription period, or has requested a "pause"' to their subscription for up to three months.

•In fiscal 2023, BowFlex introduced JRNY® with Motion Tracking offering personalized coaching and feedback, automatic rep tracking, form guidance, and adaptive weight targets to all JRNY® memberships. Accessible via iOS or Android tablets and mobile devices, these embedded features are available to all JRNY® members with their existing membership and without the need for additional equipment. Thousands of users have completed Motion Tracking workouts in the past year and we continue to enhance key features within the JRNY® platform to deliver value to existing Members and drive membership growth. Today, new customers can take advantage of a two-month free trial of JRNY®, with no credit card required at sign up.

•A JRNY® Mobile-Only subscription, priced at $11.99 per month or $99, per year gives Members access to hundreds of trainer-led and Explore the World cardio workouts, as well as adaptive strength, whole body, yoga, and mobility workouts, through their mobile device or tablet and a compatible BowFlex® or Schwinn® connectable product.

•A JRNY® All-Access subscription, priced at $19.99 per month or $149 per year, expands a Member's usage to access workouts through any of our BowFlex® built-in touchscreen cardio products, including our Velocore® indoor cycling bike, Max Trainers, and treadmills.

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

RESULTS OF OPERATIONS
Results of operations information was as follows (in thousands):

	Three-Months Ended December 31,		Change
	2023	2022	$	%
Net sales	$67,566	$98,079	$(30,513)	(31.1)%
Cost of sales	50,177	75,219	(25,042)	(33.3)%
Gross profit	17,389	22,860	(5,471)	(23.9)%
Operating expenses:
Selling and marketing	15,129	17,203	(2,074)	(12.1)%
General and administrative	9,382	10,859	(1,477)	(13.6)%
Research and development	4,049	5,086	(1,037)	(20.4)%
Restructuring and exit charges	765	—	765	NM
Goodwill and asset impairment charge	20,881	—	20,881	NM
Total operating expenses	50,206	33,148	17,058	51.5%
Operating loss	(32,817)	(10,288)	(22,529)	(219.0)%
Other expense:
Interest income	4	1	3
Interest expense	(1,075)	(1,187)	112
Other, net	(334)	715	(1,049)
Total other expense, net	(1,405)	(471)	(934)
Loss from continuing operations before income taxes	(34,222)	(10,759)	(23,463)
Income tax expense	117	322	(205)
Loss from continuing operations	(34,339)	(11,081)	(23,258)
Loss from discontinued operations	—	(1)	1
Net loss	$(34,339)	$(11,082)	$(23,257)
NM = Not meaningful

	Nine-Months Ended December 31,		Change
	2023	2022	$	%
Net sales	$157,975	$218,354	$(60,379)	(27.7)%
Cost of sales	121,982	177,078	(55,096)	(31.1)%
Gross profit	35,993	41,276	(5,283)	(12.8)%
Operating expenses:
Selling and marketing	28,153	39,493	(11,340)	(28.7)%
General and administrative	27,256	34,317	(7,061)	(20.6)%
Research and development	11,734	16,315	(4,581)	(28.1)%
Restructuring and exit charges	2,527	—	2,527	NM
Goodwill and intangible impairment charge	20,881	26,965	(6,084)	(22.6)%
Total operating expenses	90,551	117,090	(26,539)	(22.7)%
Operating loss	(54,558)	(75,814)	21,256	28.0%
Other income (expense):
Interest income	21	6	15
Interest expense	(4,679)	(2,158)	(2,521)
Other, net	8,484	(23)	8,507
Total other income (expense), net	3,826	(2,175)	6,001
Loss from continuing operations before income taxes	(50,732)	(77,989)	27,257
Income tax expense	1,074	8,573	(7,499)
Loss from continuing operations	(51,806)	(86,562)	34,756
Income from discontinued operations, net of taxes	—	2,101	(2,101)
Net loss	$(51,806)	$(84,461)	$32,655
NM = Not meaningful

Results of operations information by segment and major product lines was as follows (dollars in thousands):

	Three-Months Ended December 31,		Change
	2023	2022	$	%
Net sales:
Direct net sales:
Cardio products(1)	$23,120	$32,403	$(9,283)	(28.6)%
Strength products(2)	15,488	14,326	1,162	8.1%
Direct	38,608	46,729	(8,121)	(17.4)%

Retail net sales:
Cardio products(1)	$15,762	$20,949	$(5,187)	(24.8)%
Strength products(2)	12,960	29,652	(16,692)	(56.3)%
Retail	28,722	50,601	(21,879)	(43.2)%

Royalty	236	749	(513)	(68.5)%
	$67,566	$98,079	$(30,513)	(31.1)%

Cost of sales:
Direct	$27,894	$34,458	$(6,564)	(19.0)%
Retail	22,283	40,761	(18,478)	(45.3)%
	$50,177	$75,219	$(25,042)	(33.3)%

Gross profit:
Direct	$10,714	$12,271	$(1,557)	(12.7)%
Retail	6,439	9,840	(3,401)	(34.6)%
Royalty	236	749	(513)	(68.5)%
	$17,389	$22,860	$(5,471)	(23.9)%
Gross profit margin:
Direct	27.8%	26.3%	150	basis points
Retail	22.4%	19.4%	300	basis points

Contribution:
Direct	$(7,654)	$(6,463)	$(1,191)	18.4%
Retail	1,992	3,447	(1,455)	(42.2)%

Contribution rate:
Direct	(19.8)%	(13.8)%	(600)	basis points
Retail	6.9%	6.8%	10	basis points

(1) Cardio products include: connected-fitness bikes, the BowFlex® C6, VeloCore®, Schwinn® IC4, Max Trainer®, connected-fitness treadmills, other exercise bikes, ellipticals and subscription services (applicable to Direct only).

(2) Strength products include: Bowflex® Home Gyms, BowFlex® SelectTech® dumbbells, kettlebell and barbell weights, and accessories.

	Nine-Months Ended December 31,		Change
	2023	2022	$	%
Net sales:
Direct net sales:
Cardio products(1)	$47,199	$66,029	$(18,830)	(28.5)%
Strength products(2)	33,991	31,657	2,334	7.4%
Direct	81,190	97,686	(16,496)	(16.9)%

Retail net sales:
Cardio products(1)	$36,085	$47,345	$(11,260)	(23.8)%
Strength products(2)	39,894	70,604	(30,710)	(43.5)%
Retail	75,979	117,949	(41,970)	(35.6)%

Royalty	806	2,719	(1,913)	(70.4)%
	$157,975	$218,354	$(60,379)	(27.7)%

Cost of sales:
Direct	$64,161	$77,751	$(13,590)	(17.5)%
Retail	57,821	99,327	(41,506)	(41.8)%
	$121,982	$177,078	$(55,096)	(31.1)%

Gross profit:
Direct	$17,029	$19,935	$(2,906)	(14.6)%
Retail	18,158	18,622	(464)	(2.5)%
Royalty	806	2,719	(1,913)	(70.4)%
	$35,993	$41,276	$(5,283)	(12.8)%
Gross profit margin:
Direct	21.0%	20.4%	60	basis points
Retail	23.9%	15.8%	810	basis points

Contribution:
Direct	$(20,030)	$(24,244)	$4,214	17.4%
Retail	6,037	(994)	7,031	707.3%

Contribution rate:
Direct	(24.7)%	(24.8)%	10	basis points
Retail	7.9%	(0.8)%	870	basis points

(1) Cardio products include: connected-fitness bikes, the BowFlex® C6, VeloCore®, Schwinn® IC4, Max Trainer®, connected-fitness treadmills, other exercise bikes, ellipticals and subscription services.
(2) Strength products include: Bowflex® Home Gyms, BowFlex® SelectTech® dumbbells, kettlebell and barbell weights, and accessories.

Sales and Gross Profit

Direct Segment

Comparison of Segment Results for the Three-Month Period Ended December 31, 2023 to the Three-Month Period Ended December 31, 2022

Direct segment sales were $38.6 million for the three-month period ended December 31, 2023, compared to $46.7 million, a decline of 17.4%, versus the same period in 2022. The net sales decrease was primarily driven by lower customer demand.

Cardio sales declined 28.6% versus the same period in 2022 primarily driven by lower demand for bikes. Strength product sales increased 8.1% versus the same period last year primarily driven by higher demand for home gyms.

Gross profit margin was 27.8% for the three-month period ended December 31, 2023 versus 26.3% for the same period in 2022. Gross profit margin improved by 1.5 ppts due to gains from lower landed product costs (+9 ppts) which were offset by unfavorable absorption of JRNY COGs (-5 ppts), an increase in inventory adjustments (-1 ppt), higher outbound freight (-1 ppt) and unfavorable logistics overhead absorption (-1 ppt). Gross profit was $10.7 million, a decrease of 12.7% versus the same period in 2022.

Segment contribution loss was $7.7 million for the three-month period ended December 31, 2023, or 19.8% of sales, compared to segment contribution loss of $6.5 million, or 13.8% of sales, for the same period in 2022. The increase in segment contribution loss was primarily driven by lower gross profit, partially offset by decreased media spend. Advertising expenses were $7.0 million compared to $8.9 million for the same period in 2022.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers for the third quarter of fiscal 2023 were 57.0%, compared to 52.8% for the same period in 2022. The increase in approvals reflects higher credit quality applications.

Retail Segment

Comparison of Segment Results for the Three-Month Period Ended December 31, 2023 to the Three-Month Period Ended December 31, 2022

Retail net segment sales for the three-month period ended December 31, 2023 were $28.7 million, compared to $50.6 million, a decline of 43.2% from the same period in 2022. Retail segment sales outside the United States and Canada were up 32.5% versus the same period in 2022. The overall net sales decrease compared to last year was primarily driven by lower demand from retailers.

Cardio sales for the three-month period ended December 31, 2023 decreased by 24.8% compared to the same period of last year primarily driven by lower demand for bikes. Strength product sales declined by 56.3% versus last year primarily driven by lower demand for SelectTech® weights.

Gross profit margin was 22.4% for the three-month period ended December 31, 2023, up from 19.4% for the same period in 2022. The 3 ppt increase in gross profit margin was primarily due to lower landed product costs (+12 ppts) partially offset by unfavorable logistics overhead absorption (-3 ppts), increased discounting (-3 ppts), an increase in inventory adjustments (-2 ppts), an increase in warranty costs (-1 ppt), and higher outbound freight (-1 ppt). Gross profit was $6.4 million, a decrease of 34.6% versus the same period in 2022.

Segment contribution income for the three-month period ended December 31, 2023 was $2.0 million, or 6.9% of sales, compared to segment contribution income of $3.4 million, or 6.8% of sales for the same period in 2022. The decline was primarily driven by lower gross profit, partially offset by lower operating expenses.

Royalty

Royalty income decreased by $0.5 million, or 68.5%, to $0.2 million for the three-month period ended December 31, 2023, compared to the same period of 2022, primarily due to the sale of the Nautilus® brand trademarks and related royalty licenses.

Sales and Gross Profit

Direct Segment

Comparison of Segment Results for the Nine-Month Period Ended December 31, 2023 to the Nine-Month Period Ended December 31, 2022

Direct segment sales were $81.2 million for the nine-month period ended December 31, 2023, compared to $97.7 million, a decline of 16.9%, versus the same period in 2022. The net sales decrease compared to last year was primarily driven by lower customer demand.

Cardio sales declined 28.5% versus the same period in 2022 primarily driven by lower bike demand. Strength product sales grew 7.4% versus the same period in 2022 primarily driven by higher demand for home gyms.

Gross profit margin was 21.0% for the nine-month period ended December 31, 2023 versus 20.4% for the same period in 2022. Gross profit margin was flat as gains from lower landed product costs (+8 ppts) and favorable logistics overhead absorption (+1 ppt) were offset by unfavorable absorption of JRNY COGS (-7 ppts) and increased discounting (-2 ppts). Gross profit was $17.0 million, down 14.6% versus the same period in 2022.

Segment contribution loss was $20.0 million for the nine-month period ended December 31, 2023, compared to segment contribution loss of $24.2 million for the same period in 2022. The improvement was primarily driven by decreased media spend and lower operating expenses, partially offset by lower gross profit. Advertising expenses were $9.9 million compared to $16.7 million for the same period in 2022.

Retail Segment

Comparison of Segment Results for the Nine-Month Period Ended December 31, 2023 to the Nine-Month Period Ended December 31, 2022

Retail segment sales for the nine-month period ended December 31, 2023 were $76.0 million, down 35.6%, from $117.9 million for the same period in 2022. Retail segment sales outside the United States and Canada were up 44.9% versus last year. The overall net sales decrease compared to last year was primarily driven by lower demand from retailers.

Cardio sales declined by 23.8% versus the same period in 2022 primarily driven by lower bike demand. Strength product sales declined by 43.5% versus the same period in 2022 primarily driven by lower demand for SelectTech® weights.

Gross profit margin was 23.9% for the nine-month period ended December 31, 2023, up from 15.8% for the same period in 2022. The 8 ppt increase in gross profit margin was primarily due to lower landed product costs (+12 ppts) and a decrease in inventory adjustments (+1 ppt), partially offset by an increase in warranty costs (-2 ppts), unfavorable logistics overhead absorption (-2 ppts) and higher outbound freight (-1 ppt). Gross profit was $18.2 million, a decrease of 2.5% versus the same period in 2022.

Segment contribution income for the nine-month period ended December 31, 2023 was $6.0 million, or 7.9% of sales, compared to segment contribution loss of $1.0 million, or 0.8% of sales for the same period in 2022, primarily driven by lower operating expenses in the current period.

Royalty

Royalty income decreased by $1.9 million, or 70.4%, to $0.8 million for the nine-month period ended December 31, 2023, compared to the same period of 2022, primarily due to the sale of Nautilus® brand trademarks and related royalty licenses.

Selling and Marketing
Selling and marketing expenses include payroll, employee benefits, and other headcount-related expenses associated with sales and marketing personnel, and the costs of media advertising, promotions, trade shows, seminars, sales incentives related to our JRNY® platform and other programs.

Selling and marketing information was as follows (dollars in thousands):

	Three-Months Ended December 31,		Change
	2023	2022	$	%
Selling and marketing	$15,129	$17,203	$(2,074)	(12.1)%
As % of net sales	22.4%	17.5%

	Nine-Months Ended December 31,		Change
	2023	2022	$	%
Selling and marketing	$28,153	$39,493	$(11,340)	(28.7)%
As % of net sales	17.8%	18.1%

The $2.1 million decrease in selling and marketing expenses for the three-month period ended December 31, 2023 as compared to the same period of 2022 was primarily related to a $1.5 million decrease in media spend, a $0.3 million decrease in consulting and contracting expenses, a $0.3 million decrease in personnel expenses, a $0.2 million decrease in third-party commissions and a $0.2 million decrease in finance fees, offset by a $0.5 million increase in bad debt expense. We expect variable selling and marketing expenses to continue to fluctuate with sales.

The $11.3 million decrease in selling and marketing expenses for the for the nine-month period ended December 31, 2023 compared to the same period of 2022 was primarily related to a $6.9 million decrease in media spend, a $1.6 million decrease in employee expenses, a $0.8 million decrease in finance fees, a $0.7 million decrease in contract labor, a $0.7 million decrease in other marketing expenses, $0.3 million in information technology related expenses and $0.1 million in shipping expenses. We expect variable selling and marketing expenses to continue to fluctuate with sales.

Media advertising expense is the largest component of selling and marketing and was as follows (dollars in thousands):

	Three-Months Ended December 31,		Change
	2023	2022	$	%
Total advertising	$7,992	$9,515	$(1,523)	(16.0)%

	Nine-Months Ended December 31,		Change
	2023	2022	$	%
Total advertising	$11,403	$18,330	$(6,927)	(37.8)%

The $1.5 million decrease in media advertising expense for the three-month period ended December 31, 2023, as compared to the same period of 2022 reflects increased cost control measures while maintaining advertising support to preserve market share. Advertising as a percentage of selling and marketing for the three-month period ended December 31, 2023 was 52.8% as compared to 55.3% for the same quarter last year.

The $6.9 million decrease in media advertising expense for the nine-month period ended December 31, 2023, as compared to the same period of 2022 reflects increased cost control measures while maintaining advertising support to preserve market share. Advertising as a percentage of selling and marketing for the nine-month period ended December 31, 2023 was 40.5% as compared to 46.4% for the same period last year.

General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, and other administrative fees.

General and administrative was as follows (dollars in thousands):

	Three-Months Ended December 31,		Change
	2023	2022	$	%
General and administrative	$9,382	$10,859	$(1,477)	(13.6)%
As % of net sales	13.9%	11.1%

	Nine-Months Ended December 31,		Change
	2023	2022	$	%
General and administrative	$27,256	$34,317	$(7,061)	(20.6)%
As % of net sales	17.3%	15.7%

The $1.5 million decrease in general and administrative expenses for the three-month period ended December 31, 2023 as compared to the same period of 2022 was primarily driven by a $1.0 million decrease in personnel expenses, a $0.2 million decrease in marketing expenses, and a $0.2 million decrease in consulting fees.

The $7.1 million decrease in general and administrative expenses for the nine-month period ended December 31, 2023 compared to the same period of 2022 was primarily driven by a $6.0 million decrease in personnel expenses due to reduction in force, a $0.4 million decrease in contract labor, a $0.4 million decrease in patent and legal fees, a $0.2 million decrease in depreciation expense and a $0.2 million decrease in state taxes and license fees.

Research and Development
Research and development expenses include payroll, employee benefits, other headcount-related expenses and information technology associated with product development.

Research and development was as follows (dollars in thousands):

	Three-Months Ended December 31,		Change
	2023	2022	$	%
Research and development	$4,049	$5,086	$(1,037)	(20.4)%
As % of net sales	6.0%	5.2%

	Nine-Months Ended December 31,		Change
	2023	2022	$	%
Research and development	$11,734	$16,315	$(4,581)	(28.1)%
As % of net sales	7.4%	7.5%

The $1.0 million decrease in research and development expenses for the three-month period ended December 31, 2023, as compared to the same period of 2022, was primarily driven by a $0.8 million decrease in contract labor.

The $4.6 million decrease in research and development expenses for the nine-month period ended December 31, 2023, as compared to the same period of 2022, was primarily driven by a $2.3 million decrease in contract labor, a $1.2 million decrease in employee expenses and a $0.9 million decrease in product development costs.

Restructuring and Exit Charges
Restructuring and exit charges in the three and nine-month periods ended December 31, 2023 include charges related to our reduction in force and related exit charges which began in February 2023.

Goodwill and Asset Impairment Charge
Due to certain triggering events during fiscal 2024 that had a material adverse effect on our results of operations, cash flows and long-lived assets, we performed an asset impairment test on our long-lived assets in the third quarter of fiscal 2024 which resulted in an impairment charge of $20.9 million. See Note 6 - Asset Impairment Charge of Notes to Condensed Consolidated Financial Statements for additional information.

As a result of the decline in our market value relative to the market and our industry, which was identified as a triggering event, we performed an interim evaluation and a market capitalization reconciliation during the first quarter of fiscal 2023 which resulted in a non-cash goodwill and indefinite-lived intangible assets impairment charge of $27.0 million.

Operating Loss
Operating loss for the three-month period ended December 31, 2023 was $32.8 million, an increase of $22.5 million, or 219.0%, as compared to an operating loss of $10.3 million for the same period of 2022. The increase was primarily driven by lower sales and higher operating expenses, partially offset by lower cost of sales.

Operating loss for the nine-month period ended December 31, 2023 was $54.6 million, a decrease of $21.3 million, or 28.0%, as compared to an operating loss of $75.8 million for the same period of 2022. The improvement in results was primarily driven by lower cost of sales and lower operating expenses, partially offset by lower sales.

Interest Expense
Interest expense for the three-month period ended December 31, 2023 was $1.1 million, a decrease of $0.1 million, or 9.4%, as compared to an interest expense of $1.2 million for the same period of 2022.

Interest expense for the nine-month period ended December 31, 2023 was $4.7 million, an increase of $2.5 million, as compared to interest expense of $2.2 million for the same period of 2022. The increase was primarily due to the recognition of $1.8 million in accelerated capitalized loan fees from the amendments to the SLR Term Loan and ABL Credit Facility, $0.3 million in amortization loan fees and $0.2 million in interest expense due to higher interest rates.

Other, Net
Other, net relates to the effect of exchange rate fluctuations with the U.S., the valuation of warrants and our foreign subsidiaries and an intellectual property asset sale.

Other, net was as follows (in thousands):

	Three-Months Ended December 31,		Change
	2023	2022	$	%
Other, net	$(334)	$715	$(1,049)	(146.7)%

	Nine-Months Ended December 31,		Change
	2023	2022	$	%
Other, net	$8,484	$(23)	$8,507	NM
NM = Not meaningful

The $1.0 million decrease in Other, net for the three-month period ended December 31, 2023, as compared to the same period of 2022 was primarily due to a $1.4 million increase in foreign exchange expense, offset by a $0.2 write-off of capitalized loan fees in the third quarter of fiscal 2024 and a $0.2 million gain related to the revaluation of warrants sold in the first quarter of fiscal 2024.

The $8.5 million increase in Other, net for the nine-month period ended December 31, 2023, as compared to the same period of 2022, was primarily due to a $6.4 million net gain on the sale of intellectual property, a $2.2 million net gain on the sale of equity investments, and a $1.5 million gain related to the revaluation of warrants sold in the first quarter of fiscal 2024, partially offset by a $1.3 million loss on foreign exchange and $0.5 million of expenses related to the capital raise transaction in the first quarter of fiscal 2024.

Income Tax Expense
Income tax expense includes U.S. and international income taxes, and interest and penalties on uncertain tax positions.

Income tax expense was as follows (in thousands):

	Three-Months Ended December 31,		Change
	2023	2022	$	%
Income tax expense	$117	$322	$(205)	63.5%
Effective tax rate	(0.3)%	(3.0)%

	Nine-Months Ended December 31,		Change
	2023	2022	$	%
Income tax expense	$1,074	$8,573	$(7,499)	(87.5)%
Effective tax rate	(2.1)%	(11.0)%

Income tax expense for the three-month period ended December 31, 2023 was $0.1 million compared to $0.3 million last year. The expense in both quarters was primarily driven by foreign related taxes. No tax benefits associated with domestic losses were recognized due to the U.S. deferred tax asset valuation allowance position established in the first quarter last year.

Income tax expense for the nine-month period ended December 31, 2023 was $1.1 million compared to $8.6 million last year. Income tax expense in the current period was primarily driven by foreign related taxes and reserves related to an income tax audit. The decrease in income tax expense compared to last year was primarily as a result of the U.S. deferred tax asset valuation allowance recognized in fiscal 2023.

Loss from Continuing Operations
Loss from continuing operations was $34.3 million for the three-month period ended December 31, 2023, or $0.94 per diluted share, compared to loss from continuing operations of $11.1 million, or $0.35 per diluted share, for the three-months ended December 31, 2022. The increase in loss from continuing operations was primarily due to lower sales and higher operating expenses, partially offset by lower costs of sales.

Loss from continuing operations was $51.8 million for the nine-month period ended December 31, 2023, or $1.48 per diluted share, compared to loss from continuing operations of $86.6 million, or $2.75 per diluted share, for the nine-month period ended December 31, 2022. The decrease in loss from continuing operations was primarily due to lower cost of sales and lower operating expenses, partially offset by lower sales as discussed in more detail above.

Net Loss
Net loss was $34.3 million for the three-month period ended December 31, 2023, compared to net loss of $11.1 million for the three-months ended December 31, 2022. Net loss per diluted share was $0.94 for the three-months ended December 31, 2023, compared to net loss per diluted share of $0.35 for the three-months ended December 31, 2022.

Net loss was $51.8 million for the nine-month period ended December 31, 2023, compared to net loss of $84.5 million for the nine-month period ended December 31, 2022. Net loss per diluted share was $1.48 for the nine-month period ended December 31, 2023, compared to net loss per diluted share of $2.68 for the nine-month period ended December 31, 2022.

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

As of December 31, 2023, we had $18.2 million of cash, cash equivalents and restricted cash, and $24.4 million was available for borrowing under the ABL Credit Facility, compared to $18.3 million of cash, cash equivalents and restricted cash, and $14.9 million available for borrowing under the ABL Credit Facility as of March 31, 2023.

Recent Funding Sources
During the quarter ended June 30, 2023, we sold 3,525,000 shares of Common Stock for $1.22 per share and pre-funded warrants to purchase up to 573,362 shares of Common Stock at $1.2199 per share for net proceeds of $4.6 million after offering expenses. The pre-funded warrants had an exercise price of $0.0001 per share, were immediately exercisable and would expire when exercised in full. On July 28, 2023, all 573,362 pre-funded warrants were exercised for the same number of shares of Common Stock. See Note 14 for additional information.

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

During the quarter ended June 30, 2023, we completed the sale of Vi Labs for $2.3 million as part of our ongoing comprehensive strategic review. The sale of this equity investment streamlined our brand focus and enhanced our financial flexibility. The assets sold did not have any carrying value and transaction costs of the sale were $0.1 million. The resulting gain of $2.2 million, net of transaction costs, was recorded in the Consolidated Statements of Operations as Other, net and in the Consolidated Statements of Cash Flows investing activities as Proceeds from sale of equity investment for the quarter ended June 30, 2023.

Going Concern
As a result of the continued challenging retail operating environment, deteriorating macroeconomic conditions, and decline in customer demand, we experienced a significant year over year decline in our revenue for the three and nine months ended December 31, 2023. Additionally, we now believe that conditions will not improve in the next several quarters, which is negatively affecting our liquidity projections. We have been actively pursuing alternatives to access liquidity or sell the Company or its assets, which may include making a voluntary filing under federal bankruptcy laws. If we are not able to promptly consummate a transaction or access additional sources of liquidity, we will not be able to maintain compliance with debt covenants in our credit facilities and may not be able to continue to operate our business.

Management has determined that under these circumstances, there is substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. Our assessment of going concern was completed in accordance with FASB ASC Topic 205-40, “Basis of Presentation—Going Concern.” For the three and nine months ended December 31, 2023, we incurred a net loss of $34.3 million and $51.8 million, respectively, and for the three and nine months ended December 31, 2022, we incurred a net loss of $11.1 million and $84.5 million, respectively. As of December 31, 2023, we had $15.9 million of cash, working capital of $31.9 million and $24.4 million available for future borrowings under our ABL Credit Facility.

The consolidated financial statements have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern. This also means that the condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For example, these consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty. Such adjustments could be material.

Operating Activities
Cash used in operating activities was $10.8 million for the nine-month period ended December 31, 2023, compared to cash used in operating activities of $11.8 million for the nine-month period ended December 31, 2022. The improvement in cash flows from operating activities for the nine-month period ended December 31, 2023 as compared to the same period of 2022 was primarily due to changes in our operating assets and liabilities discussed below and a decrease in net loss, offset by a decrease in non-cash charges.

Trade receivables increased to $26.1 million as of December 31, 2023, compared to $21.5 million as of March 31, 2023, primarily due to busy season sales, which typically occur in the third and fourth quarters of our fiscal year.

Inventory was $54.3 million as of December 31, 2023, up 17% compared to $46.6 million as of March 31, 2023 and down 30% compared to $77.3 million as of December 31, 2022. The increase in inventory in the third quarter of fiscal 2024 versus the fiscal year ended March 31, 2023 was driven by higher inventory purchases for our busy season, which typically occurs in the third and fourth quarters of our fiscal year. About 7% of inventory as of December 31, 2023 was in-transit.

Prepaid and other current assets increased by $0.5 million to $8.5 million, compared to $8.0 million as of March 31, 2023, primarily due to an increase of prepaid marketing of $1.0 million and prepaid insurance expense of $0.6 million, offset by a decrease in amortization of deferred contract costs of $0.8 million and lower royalty receivables of $0.4 million.

Trade payables increased by $30.6 million to $59.9 million as of December 31, 2023, compared to $29.4 million as of March 31, 2023, primarily due to inventory purchases for busy season of $28.3 million and goods received not yet invoiced of $1.2 million.

Accrued liabilities decreased by $3.6 million to $12.0 million as of December 31, 2023, compared to $15.6 million as of March 31, 2023, primarily due to a $1.5 million decrease of deferred revenue, a $1.0 million decrease in accrued bonuses, a $0.5 million decrease in tariff payable, a $0.2 million decrease in D&O insurance expense and a $0.2 million decrease in other insurance costs.

Investing Activities
Cash provided by investing activities of $10.2 million for the nine-month period ended December 31, 2023 was primarily due to $10.5 million from the sale of intellectual property and $2.4 million from the sale of an equity investment, partially offset by $2.7 million of capital purchases related to our digital platform. We anticipate spending approximately $3.5 million in fiscal 2024 for digital platform enhancements, systems integration, and production tooling.

Financing Activities
Cash used in financing activities of $0.7 million for the nine-month period ended December 31, 2023 was primarily related to $21.0 million in payments on long-term debt and $0.9 million in payments of debt issuance costs, offset by $17.2 million in proceeds from long-term debt and $4.5 million in proceeds from the sale of common stock and warrants, as discussed above.

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

The following table presents a reconciliation of free cash flow, a non-GAAP financial measure, to Net cash provided by (used in) operating activities, the most directly comparable financial measure prepared in accordance with GAAP (in thousands):

	Three-Months Ended December 31,		Nine-Months Ended December 31,
	2023	2022	2023	2022
Net cash used in operating activities	$(2,857)	$(2,184)	$(10,788)	$(11,780)
Purchase of property, plant and equipment	(761)	(3,186)	(2,663)	(10,697)
Free cash flow	$(3,618)	$(5,370)	$(13,451)	$(22,477)
Net loss	$(34,339)	$(11,082)	$(51,806)	$(84,461)
Free cash flow as percentage of net loss	10.5%	48.5%	26.0%	26.6%

Capital expenditures totaled $0.8 million and $2.7 million for the three and nine-months ended December 31, 2023, respectively, compared to $3.2 million and $10.7 million for the three and nine-month periods ended December 31, 2022, respectively. The decline is primarily related to lower investments in JRNY® as we completed the integration of Vay in 2022.

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

The ABL Amendment provides us with an increased borrowing advance rate for certain eligible accounts owed to us by Amazon.com, Inc. and its affiliates and allows for certain compliance reports to be delivered on a monthly (rather than weekly) basis as long as specified conditions are satisfied. In addition, the ABL Amendment reduced the maximum revolving loan commitment amount under the ABL Credit Facility from $60.0 million to $40.0 million.

In connection with the amendment of the SLR Term Loan and ABL Credit Facility, we recorded a total loss of $0.3 million, as a component of Other, net in our Condensed Consolidated Statements of Operations.

As of December 31, 2023, outstanding principal and accrued and unpaid interest totaled $26.7 million, with $16.6 million and $10.1 million under our SLR Term Loan and ABL Credit Facility, respectively. As of December 31, 2023, we were in compliance with the financial covenants contained in the agreements governing both the SLR Term Loan and ABL Credit Facility, and $24.4 million was available for borrowing under WF ABL Credit Facility.

As of December 31, 2023, our interest rate was 10.36% for the ABL Credit Facility and 13.89% for the SLR Term Loan. Interest on the ABL Credit Facility accrues at the Secured Overnight Financing Rate ("SOFR") plus a margin of 5.00% to 5.50% (based on average quarterly availability) and interest on the SLR Term Loan accrues at SOFR plus a margin of 7.75% to 8.25% (based on fixed charge coverage ratio).

The balance sheet classification of the borrowings under the loan facilities has been determined in accordance with ASC 470, Debt.

Off-Balance Sheet Arrangements
We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of December 31, 2023, we had approximately $2.6 million, compared to $12.1 million as of March 31, 2023 in non-cancellable market-based purchase obligations, primarily to secure additional factory capacity for inventory purchases in the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the amount of products that are shipped directly to Retail customer warehouses versus through BowFlex warehouses. The decrease in purchase obligations was primarily due to strong inventory management as we continue to right-size inventory levels ahead of our busy season, which occurs during the third and fourth quarters of our fiscal year.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows, and therefore, no liabilities were recorded at December 31, 2023.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three-months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BOWFLEX INC.
(Registrant)

February 20, 2024	By:	/S/ James Barr IV
Date		James Barr IV
Chief Executive Officer

BOWFLEX INC.
(Registrant)

February 20, 2024	By:	/S/ Aina E. Konold
Date		Aina E. Konold
Chief Financial Officer