Form 10-K
period 2024-03-31
BOWFLEX INC.
filed 2024-08-06
CIK 1078207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number: 001-31321

BOWFLEX INC.
(Exact name of Registrant as specified in its charter)

Washington	94-3002667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2114 Main Street, Suite 100-341
Vancouver, Washington 98660
(Address of principal executive offices, including zip code)

(360) 585-8592
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  [x]
If securities are registered pursuant to Securities Act Section 12(b), indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements  Yes  [ ]   No [x]
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Exchange Act Section 10D-1(b). [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [ ]    No  [x]
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price ($0.85) as reported on the New York Stock Exchange as of the last business day of the registrant's most recently completed second fiscal quarter (September 30, 2023) was $29,781,784.
The number of shares outstanding of the registrant's common stock as of July 30, 2024 was 36,411,534 shares.

BOWFLEX INC.
2024 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "plan," "expect," "aim," "believe," "project," "intend," "estimate," "will," "should," "could," and other terms of similar meaning typically identify forward-looking statements. The forward-looking statements in this report include, the process and outcomes of the Company’s Chapter 11 cases; the Company’s expectations regarding the Asset Purchase Agreement and related sale of substantially all of the assets of the Company; the Bankruptcy Court’s approval and entry of the Sales Order and the closing of the Asset Sale; our anticipated future filings with SEC; our expectations regarding the value of our common stock, proceeds from the Asset Sale, and future distributions to stockholders; and our expectations regarding the wind-down, liquidation and dissolution of our business and operations following the closing of the Asset Sale. Additional assumptions, risks and uncertainties are described in detail in our registration statements, reports and other filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in our Annual Report on Form 10-K, as supplemented by our quarterly reports on Form 10-Q. Such filings are available on our website or at www.sec.gov. You are cautioned that such statements are not guarantees of future performance and that our actual results may differ materially from those set forth in the forward-looking statements. We do not undertake any duty to publicly update or revise forward-looking statements to reflect subsequent developments, events or circumstances.

Item 1. Business

OVERVIEW

BowFlex Inc. and subsidiaries (collectively, "BowFlex" or the "Company") was founded in 1986 and is headquartered in Vancouver, Washington and incorporated in the State of Washington. Our common stock is currently quoted on the OTC under the symbol “BFXXQ.” As previously reported, substantially all of the Company's assets were sold in the Asset Sale and there were insufficient proceeds from the Asset Sale for common stockholders to receive value for their shares. Further, the Company's operations are limited to winding down the business and there are insufficient funds for the Company to make, and the Company will not be making, any future distributions to stockholders.

BANKRUPTCY

On March 4, 2024 (the "Petition Date"), the Company and certain of its subsidiaries (together, the “Company Parties”) filed voluntary petitions (the “Bankruptcy Petitions”) for relief under chapter 11 of title 11 of the United States Code 11 U.S.C. §§ 101-1532 (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). The chapter 11 cases for the Company Parties (the “Chapter 11 Cases”) are being jointly administered under the caption In re BowFlex Inc., et al., Case No. 24-12364. Through the Chapter 11 Cases, the Company Parties sought to implement a sale of substantially all of their assets pursuant to Section 363 of the Bankruptcy Code.

On March 4, 2024, the Company entered into a “stalking horse” asset purchase agreement (the “Asset Purchase Agreement”) with Johnson Health Tech Retail, Inc. ("Johnson Health Tech") to sell the assets of the Company (the “Acquired Assets”) identified in the Asset Purchase Agreement, representing substantially all of the assets of the Company, for a total of $37,500,000 in cash at the closing of the transaction, including a deposit of $3,750,000 paid into an escrow account on March 4, 2024, but less closing adjustment amounts for accounts receivable, inventory and certain transfer taxes. On April 15, 2024, the Bankruptcy Court entered an order authorizing the sale of the Acquired Assets pursuant to the terms of the Asset Purchase Agreement (the “Asset Sale”) and on April 22, 2024, the Asset Sale closed (the “Closing”). As previously reported, there were insufficient proceeds from the Asset Sale for common stockholders to receive value for their shares. Further, there are insufficient funds for the Company to make, and the Company will not be making, any future distributions to stockholders

On April 22, 2024, proceeds from the Asset Sale were used to repay the Company’s obligations under the existing Term Loan Credit Agreement, dated as of November 30, 2022, as amended, by and among the Company and Nautilus Fitness Canada, Inc., a British Columbia company and subsidiary of the Company, as borrowers, and Crystal Financial LLC d/b/a SLR Credit Solutions, as administrative agent and a lender. Immediately upon such repayment, the Term Loan Credit Agreement was terminated.

BUSINESS

Following the closing of the Asset Sale, the Company has been in the process of winding down, liquidating and dissolving all of its business and operations, including transferring the Acquired Assets to Johnson Health Tech, reconciling claims in the Chapter 11 Cases, preparing financial reports, winding down foreign affiliated entities, and preparing for emergence from bankruptcy as contemplated in a liquidation plan filed in the Chapter 11 Cases. The Company has sold substantially all of its assets and is no longer operating its business, other than to complete the liquidation of any remaining assets and wind down any remaining operations.

Our common stock is currently quoted on OTC under the symbol “BFXXQ.” As previously reported, there were insufficient proceeds from the Asset Sale for common stockholders to receive value for their shares. Further, the Company's operations are limited to winding down the business and there are insufficient funds for the Company to make, and the Company will not be making, any future distributions to stockholders.

This is the last filing that the Company anticipates making with the SEC. The Company filed a Form 15 with the SEC on April 25, 2024, to terminate its future filing obligations with the SEC.

BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

We previously conducted our business in two segments, Direct and Retail. Our Direct business offered products directly to consumers primarily through our websites. Our Retail business offered products through a network of independent companies to reach consumers in the home use markets in the U.S. and internationally.

For further information regarding our segments and geographic information, see Note 26, Segment and Enterprise-Wide Information, to our consolidated financial statements in Part II, Item 8 of this report.

EMPLOYEES

As of May 30, 2024, we had 46 full-time employees. None of our employees are subject to collective bargaining agreements.

SIGNIFICANT CUSTOMER

For the fiscal years ended March 31, 2024 and March 31, 2023, the following customer accounted for more than 10% of our total net sales as follows:

	Year Ended March 31,
	2024	2023
Amazon.com	12.0%	19.3%

GOVERNMENT REGULATION

Our business, as previously operated was, and as we wind down operations is, subject to international, federal and state laws and governmental regulations. These laws and regulations relate to, among other things, bankruptcy, privacy, data protection, data breach notification, content regulation, intellectual property, consumer protection, e-commerce, marketing, advertising, messaging, rights of publicity, health and safety, employment and labor, environmental standards, product quality and safety, accessibility, competition, customs and international trade, and taxation. These laws and regulations are constantly evolving and frequently change. Further, these laws and regulations may be interpreted, applied, created, or amended in a manner that could harm our business and operations, cause our regulatory burden to increase, or increase our costs.

AVAILABLE INFORMATION

Our common stock is currently quoted on the OTC under the symbol “BFXXQ.” As previously reported, there were insufficient proceeds from the Asset Sale for common stockholders to receive value for their shares. Further, the Company's operations are limited to winding down the business and there are insufficient funds for the Company to make, and the Company will not be making, any future distributions to stockholders. Our principal executive offices are located at 1220 Main Street, Suite 400, Vancouver, Washington 98660, and our telephone number is (360) 585-8592.

We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. The SEC maintains a website at http://www.sec.gov where you can access copies of most of our SEC filings.

Item 1A. Risk Factors

Our business, as previously operated was, and as we wind down operations is, operated in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in this Annual Report on Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business, operations and financial results. If any of the risks described in this Annual Report on Form 10-K actually occur, our business, operating results and financial position could be adversely affected.

We have sold substantially all of our assets as part of our Chapter 11 Cases and the Asset Sale, and no proceeds were available for distribution to the Company’s common stockholders.

On April 22, 2024, we completed the Asset Sale and disposed of substantially all of our assets. Following the closing of the Asset Sale, the Company has been in the process of winding down, liquidating and dissolving all of its business and operations, including transferring the Acquired Assets to Johnson Health Tech, reconciling claims in the Chapter 11 Cases, preparing financial reports, winding down foreign affiliated entities, and preparing for emergence from bankruptcy as contemplated in a liquidation plan filed in the Chapter 11 Cases. The Company has sold substantially all of its assets and is no longer operating its business, other than to complete the liquidation of any remaining assets and wind down any remaining operations.

There were insufficient proceeds from the Asset Sale for common stockholders to receive value for their shares.

Our common stock has no value and we will not be making any distributions to stockholders.

While our common stock is quoted on OTC under the symbol “BFXXQ,” as previously reported, there were insufficient proceeds from the Asset Sale for common stockholders to receive value for their shares. Further, there are insufficient funds for the Company to make, and the Company will not be making, any future distributions to stockholders.

We have experienced the departure of a majority of the Company’s key executives and members of the Board of Directors, as well as significant employee departures.

Following the completion of the Asset Sale, our former Chief Executive Officer, former Chief Financial Officer, former Chief Operating Officer, and former Chief Marketing Officer separated from service with the Company, and four members of the Board of Directors resigned from the Company. Further, we have experienced significant departures of employees following the completion of the Asset Sale. The departure of executives, members of the board of directors, and large numbers of employees significantly impacts our ability to effectively manage our operations and efficiently wind down, liquidate and dissolve our business and operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Following the completion of the Asset Sale, the Company has been in the process of winding down, liquidating and dissolving all of its business and operations, including transferring the Acquired Assets to Johnson Health Tech, reconciling claims in the Chapter 11 Cases, preparing financial reports, winding down foreign affiliated entities, and preparing for emergence from bankruptcy as contemplated in a liquidation plan filed in the Chapter 11 Cases.

Due to limited resources and personnel, we do not anticipate having in place on a going forward basis formal cybersecurity risk management programs or processes for assessing risk, which may make us susceptible to heightened cybersecurity risks. We also depend on third parties to provide certain software and related services, and any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure that we utilize, including those of third parties, could lead to the corruption or misappropriation of our information. Because we expect to further rely on third parties, we will also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we will have no personnel or processes of our own for this purpose. Prior to the Chapter 11 Cases, the Audit Committee of our Board was responsible for the oversight of risks from cybersecurity threats. With few remaining Board members since the completion of the Asset Sale, the Board has assumed responsibility for overseeing risks from cybersecurity threats.

Item 2. Properties

Following is a summary of each of our properties as of March 31, 2024:

Company	Location	Primary Function(s)	Owned or Leased
Bowflex	Washington	Corporate headquarters, customer call center, and R&D facility	Leased
Bowflex	California	Warehouse and distribution facility	Leased
Bowflex	Ohio	Warehouse and distribution facility	Leased
Nautilus (Shanghai) Fitness Equipments, Co., Ltd.	China	Quality assurance and software engineering offices	Leased
Nautilus Switzerland AG	Switzerland	Software engineering offices	Leased

Our properties were used by both our Direct and Retail segments. We believe our properties were generally well-maintained, adequate and suitable for their intended purposes.

Leases for all BowFlex US locations were rejected as part of the Bankruptcy Cases on May 31, 2024. We negotiated exit and termination arrangements for our leases in China in May 2024, and subsequently entered into a new leasing arrangement for our China location because the Chinese government requires a physical address until the entity is fully dissolved. Nautilus Switzerland AG filed bankruptcy through the courts of Switzerland on April 26, 2024, causing the lease for the Swiss location to become a liability of the entity to be extinguished through its bankruptcy process.

Item 3. Legal Proceedings

The disclosure regarding the Company’s bankruptcy proceedings included in Part I, Item 1 under the heading "Business – Bankruptcy” is incorporated herein by reference.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock
Our common stock is available for quotation of the OTC under the symbol “BFXXQ.” As previously reported, there were insufficient proceeds from the Asset Sale for common stockholders to receive value for their shares. Further, the Company's operations are limited to winding down the business and there are insufficient funds for the Company to make, and the Company will not be making, any future distributions to stockholders. As of May 30, 2024, there were 42 holders of record of our common stock.

We did not pay any dividends on our common stock in fiscal years 2024 or 2023. We will not pay any future dividends.

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

NYSE DELISTING NOTIFICATION

See Note 4 – NYSE Delisting Notification of Notes to Consolidated Financial Statements.

BANKRUPTCY PROCEEDINGS

The disclosure regarding the Company’s bankruptcy proceedings included in Part I, Item 1 under the heading "Business – Bankruptcy” is incorporated herein by reference. See also Note 2 - Bankruptcy Proceedings of Notes to Consolidated Financial Statements.

OVERVIEW
Following the closing of the Asset Sale, the Company has been in the process of winding down, liquidating and dissolving all of its business and operations, including transferring the Acquired Assets to Johnson Health Tech, reconciling claims in the Chapter 11 Cases, preparing financial reports, winding down foreign affiliated entities, and preparing for emergence from bankruptcy as contemplated in a liquidation plan filed in the Chapter 11 Cases. The Company has sold substantially all of its assets and is no longer operating its business, other than to complete the liquidation of any remaining assets and wind down any remaining operations.

While our common stock is available for quotation on OTC under the symbol “BFXXQ,” as previously reported, there were insufficient proceeds from the Asset Sale for common stockholders to receive value for their shares. Further, there are insufficient funds for the Company to make, and the Company will not be making, any future distributions to stockholders.

This is the last filing that the Company anticipates making with the SEC. The Company filed a Form 15 with the SEC on April 25, 2024, to terminate its future filing obligations with the SEC.

We previously marketed our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments. Our Direct business offered products directly to consumers primarily through our websites. Our Retail business offered our products through a network of independent retail companies to reach consumers in the home use markets in the U.S. and internationally. We also previously derived a portion of our revenue from the licensing of our brands and intellectual property.

COMPANY RESULTS

Comparison for the Fiscal Year Ended March 31, 2024 ("fiscal 2024" or "2024") to the Fiscal Year Ended March 31, 2023 ("fiscal 2023" or "2023")

•Net sales were $206.0 million for 2024, reflecting a 28.2% decrease as compared to net sales of $286.8 million for 2023.

•Net sales for our Direct segment decreased by $27.6 million, or 19.8%, in 2024, compared to 2023.

•Net sales for our Retail segment decreased by $51.0 million, or 35.4%, in 2024, compared to 2023.

•Royalty income for 2024 decreased by $2.3 million, or 66.9% compared to 2023.

•Gross profit was $49.9 million, compared to $52.0 million last year. Gross profit margin was 24.2% compared to 18.1% last year. The 6 ppt increase in gross profit margin was primarily due to lower landed product costs (+11 ppts), partially offset by unfavorable absorption of JRNY COGS (-4 ppts), higher outbound freight (-1 ppt) and increased warranty costs (-1 ppt).

•Operating expenses were $139.6 million compared to $145.3 million last year. The decrease of $5.7 million, or 3.9%, was primarily due to a $10.7 million decrease in media spending, an $8.6 million decrease in personnel expenses, a $1.8 million decrease in third-party logistics and parking expenses, a $1.3 million decrease in finance fees, a $1.0 million decrease in rent expense, a $1.0 million decrease in insurance, taxes, and other general and administrative expenses, a $1.0 million decrease in product development expenses, and a $0.5 million decrease in software costs, partially offset by a $12.7 million increase in impairment charges, a $6.5 million increase in contractor fees, a $0.3 million increase in legal expenses and a $0.3 million increase in bad debt expense. Total advertising expenses were $12.6 million versus $23.3 million last year.

•Operating loss was $89.7 million, or a negative 43.5% operating margin, compared to an operating loss of $93.4 million, or a negative 32.6% operating margin, for last year, primarily due to lower operating expenses.

•Income tax expense from continuing operations was $1.8 million this year compared to a $9.4 million tax benefit last year. The income tax expense in the current year was primarily the result of income in non-U.S. jurisdictions, as well as the recording of a deferred tax asset valuation allowance in non-U.S. jurisdictions and recording unrecognized tax benefits in fiscal 2024. The effective tax rate was (2.0)% this year compared to (9.5)% last year.

•Loss from continuing operations was $90.4 million, or $2.56 per diluted share, compared to loss of $107.5 million, or $3.40 per diluted share, last year. The decrease in loss from continuing operations was primarily due to lower operating expenses as discussed in more detail above.

•Net loss was $90.4 million, compared to a net loss of $105.4 million last year. Net loss per diluted share was $2.56, compared to net loss per diluted share of $3.34 last year. The decrease in net loss was primarily due to higher operating expenses as discussed in more detail above.

DISCONTINUED OPERATIONS

Results from discontinued operations relate to the disposal of our former Nautilus® Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to the Commercial business in fiscal 2024 or 2023, we incurred an immaterial amount of product liability expenses associated with products previously sold into the Commercial channel.

In the second quarter of fiscal 2023, we completed the tax deregistration of a foreign entity that was part of the discontinued operations. As a result, the previously unrecognized tax benefit and associated accrued interest and penalty in the amount of $2.1 million was released and recorded as a component of income taxes from discontinued operations during the quarter ended September 30, 2022. There were no further significant activities or changes to our discontinued operations during fiscal 2023 and no activity to our discontinued operations during fiscal 2024.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, related disclosures of contingent assets and liabilities, and liabilities subject to compromise in the consolidated financial statements. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and (ii) the impact of the estimate on financial condition or operating performance is material.

RESULTS OF OPERATIONS

The discussion that follows regarding our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 should be read in conjunction with our consolidated financial statements and the related notes in this report. All comparisons to prior year results are in reference to continuing operations only in each period, unless otherwise indicated. A discussion regarding our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on June 1, 2023, which is available free of charge on the SEC’s website at www.sec.gov.

Results of operations information was as follows (in thousands):

	Year Ended March 31,
	2024	2023	Change	% Change
Net sales	$205,964	$286,773	$(80,809)	(28.2)%
Cost of sales	156,047	234,819	(78,772)	(33.5)%
Gross profit	49,917	51,954	(2,037)	(3.9)%
Operating expenses:
Selling and marketing	34,665	51,505	(16,840)	(32.7)%
General and administrative	36,632	42,474	(5,842)	(13.8)%
Research and development	16,528	21,822	(5,294)	(24.3)%
Goodwill and asset impairment charge	39,635	26,965	12,670	47.0%
Restructuring and exit charges	12,110	2,549	9,561	375.1%
Total operating expenses	139,570	145,315	(5,745)	(4.0)%
Operating loss	(89,653)	(93,361)	3,708	(4.0)%
Other income (expense):
Interest income	25	9	16
Interest expense	(7,257)	(3,795)	(3,462)
Other, net	10,233	(982)	11,215
Total other income (expense), net	3,001	(4,768)	7,769
Loss from continuing operations before income taxes	(86,652)	(98,129)	11,477
Reorganization items, net	(1,897)	—	(1,897)
Income tax expense	1,821	9,359	(7,538)
Loss from continuing operations	(90,370)	(107,488)	17,118
Income from discontinued operations, net of income taxes	—	2,089	(2,089)
Net loss	$(90,370)	$(105,399)	$15,029

Results of operations information by segment and major product lines was as follows (in thousands):

	Year Ended March 31,
	2024	2023	Change	% Change
Net Sales
Direct net sales:
Cardio products(1)	$64,798	$93,889	$(29,091)	(31.0)%
Strength products(2)	46,919	45,400	1,519	3.3%
Direct	111,717	139,289	(27,572)	(19.8)%

Retail net sales:
Cardio products(1)	46,422	62,225	(15,803)	(25.4)%
Strength products(2)	46,709	81,888	(35,179)	(43.0)%
Retail	93,131	144,113	(50,982)	(35.4)%

Royalty income	1,116	3,371	(2,255)	(66.9)%
	$205,964	$286,773	$(80,809)	(28.2)%

Cost of sales:
Direct	$84,419	$110,625	$(26,206)	(23.7)%
Retail	71,628	124,194	(52,566)	(42.3)%
	$156,047	$234,819	$(78,772)	(33.5)%

Gross profit:
Direct	$27,298	$28,664	$(1,366)	(4.8)%
Retail	21,503	19,919	1,584	8.0%
Royalty	1,116	3,371	(2,255)	(66.9)%
	$49,917	$51,954	$(2,037)	(3.9)%

Gross margin:
Direct	24.4%	20.6%	380	basis points
Retail	23.1%	13.8%	930	basis points

Contribution:
Direct	$(22,479)	$(29,626)	$7,147	-24.1%
Retail	6,843	(5,720)	12,563	(219.6)%

Contribution rate:
Direct	(20.1)%	(21.3)%	120	basis points
Retail	7.3%	(4.0)%	1,130	basis points

(1) Cardio products include: connected-fitness bikes like the Bowflex® C6, VeloCore® and Schwinn® IC4, Max Trainer®, Zero Runner®, treadmills, other exercise bikes, ellipticals and subscription services.

(2) Strength products include: home gyms and Bowflex® SelectTech® dumbbells, kettlebell and barbell weights, and accessories

Comparison of the Twelve Months Ended March 31, 2024 to the Twelve Months ended March 31, 2023

Net Sales and Gross Profit

Direct Segment

Net sales were $111.7 million for 2024, compared to $139.3 million, a decline of 19.8%, versus 2023. The net sales decrease was primarily driven by lower strength sales.

Cardio sales decreased 31.0% in 2024 versus 2023. Lower cardio sales this year were primarily driven by lower demand for Max Trainer® and elliptical equipment. Strength product sales were flat versus 2023.

Gross profit margin was 24.4% in 2024 versus 20.6% last year. The 4 ppt increase in gross profit margin was primarily due to lower landed product costs (+9 ppts), and favorable logistics overhead absorption (+1 ppt), partially offset by unfavorable absorption of JRNY® COGS (-6 ppts). Gross profit in 2024 was $27.3 million, a decrease of 4.8% versus 2023.

Segment contribution loss was $22.5 million for 2024, compared to segment contribution loss of $29.6 million for 2023. The decrease was primarily driven by lower cost of sales as discussed above and decrease in media spend, partially offset by lower sales. Advertising expenses were $12.6 million in 2024 compared to $23.3 million in 2023.

Combined consumer credit approvals by our primary and secondary U.S. third-party financing providers were 54.2% in 2024 compared to 52.5% in 2023. The increase in approvals reflects higher credit quality applications.

Retail Segment

Net sales were $93.1 million for 2024, compared to $144.1 million, a decline of 35.4%, in 2023. Retail segment sales outside the United States and Canada increased 28.3% in 2024 as compared to 2023. The overall net sales decrease compared to last year was primarily driven by lower demand from retailers.

Cardio sales decreased 25.4% in 2024 compared to 2023. Lower cardio sales this year were primarily driven by lower bike demand. Strength product sales declined 43.0% in 2024 versus 2023. Lower strength sales in 2024 were primarily driven by lower demand for home gyms.

Gross profit margin was 23.1% in 2024 versus 13.8% in 2023. The 9 ppt increase in gross profit margin was primarily driven by lower landed products (+11 ppts), and decreased discounting (+1 ppt), partially offset by unfavorable logistics overhead absorption (-2 ppts) and increased warranty costs (-2 ppts). Gross profit was $21.5 million in 2024, a decrease of 8.0% versus 2023.

Segment contribution income for 2024 was $6.8 million, or 7.3% of sales, compared to contribution loss of $5.7 million, or 4.0% of sales, last year. The increase was primarily driven by lower cost of sales as explained above, partially offset by lower sales.

Royalty

Royalty income decreased by $2.3 million, or 66.9%, to $1.1 million in 2024 compared 2023, primarily due to the sale of Nautilus® brand trademarks and related royalty licenses in fiscal 2024.

Operating Expenses
Operating expenses for 2024 were $139.6 million, a decrease of $5.7 million, or 4.0%, as compared to operating expenses of $145.3 million for 2023. The decrease was primarily due to a $10.7 million decrease in media spending, an $8.6 million decrease in personnel expenses, a $1.8 million decrease in third-party logistics and packaging expenses, a $1.3 million decrease in finance fees, a $1.0 million decrease in rent expense, a $1.0 million decrease in insurance, taxes and other general and administrative expenses, a $1.0 million decrease in product development costs, and a $0.5 million decrease in software expenses, partially offset by a $12.7 million increase in impairment charges, a $6.5 million increase in consulting and contractor fees, a $0.3 million increase in legal expenses and a $0.3 million increase in bad debt expense.

Selling and Marketing
Selling and marketing expenses include payroll, employee benefits, and other headcount-related expenses associated with sales and marketing personnel, and the costs of media advertising, promotions, trade shows, seminars, sales incentives related to our JRNY® platform and other programs.

Selling and marketing information was as follows (dollars in thousands):

	Year Ended March 31,		Change
	2024	2023	$	%
Selling and marketing	$34,665	$51,505	$(16,840)	(32.7)%
As % of net sales	16.8%	18.0%

The decrease in selling and marketing in 2024 compared to 2023 was primarily due to a $10.7 million decrease in media spend, a $2.0 million decrease in personnel expenses due to the reduction in force implemented in 2023, a $1.4 million decrease in finance fees, a $1.3 million decrease in consulting fees and a $0.8 million decrease in other marketing expenses.

Media advertising expense is the largest component of selling and marketing and was as follows (dollars in thousands):

	Year Ended March 31,		Change
	2024	2023	$	%
Total advertising	$12,583	$23,250	$(10,667)	(45.9)%

The $10.7 million decrease in media advertising in 2024 compared to 2023 reflects a return to more historical, pre-pandemic levels of advertising.

General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, acquisition costs and other administrative fees.

General and administrative expense was as follows (dollars in thousands):

	Year Ended March 31,		Change
	2024	2023	$	%
General and administrative	$36,632	$42,474	$(5,842)	(13.8)%
As % of net sales	17.8%	14.8%

The $5.8 million decrease in general and administrative in 2024 compared to 2023 was primarily due to a $5.0 million decrease in personnel expenses, a $0.8 million decrease in consulting fees, a $0.4 million decrease in depreciation expense, a $0.4 million decrease in information technology expenses, a $0.2 million decrease in state taxes, and a $0.2 million decrease in asset impairment charge, partially offset by a $1.3 million increase in bonus expense.

The increase in general and administrative as a percentage of net sales was due to the decreases in spending being more than offset by lower net sales.

Research and Development
Research and development expenses include payroll, employee benefits, other headcount-related expenses and information technology associated with product development.

Research and development expenses was as follows (dollars in thousands):

	Year Ended March 31,		Change
	2024	2023	$	%
Research and development	$16,528	$21,822	$(5,294)	(24.3)%
As % of net sales	8.0%	7.6%

The $5.3 million decrease in research and development in 2024 compared to 2023 was primarily driven by a $3.0 million decrease in consulting fees, a $1.0 million decrease in personnel expenses, a $1.0 million decrease in product development costs and a $0.2 million decrease in software costs.

The increase in research and development as a percentage of net sales was due to the decrease in spending being more than offset by lower net sales.

Goodwill and Asset Impairment Charge
Due to certain triggering events during 2024 that had a material adverse effect on our results of operations, cash flows and long-lived assets, we performed an asset impairment test on our long-lived assets in the third and fourth quarters of fiscal 2024 which resulted in a total impairment charge of $39.6 million.

As a result of the decline in our market value relative to the market and our industry, which was identified as a triggering event, we performed an interim evaluation and a market capitalization reconciliation during the first quarter of fiscal 2023 which resulted in a non-cash goodwill and indefinite-lived intangible assets impairment charge of $27.0 million.

See Note 8, Goodwill and Asset Impairment Charge of Notes to Consolidated Financial Statements for additional information.

Restructuring and Exit Charges
In February 2023, we announced and began implementing a restructuring plan that included a reduction in workforce and other exit costs.

Restructuring and exit charges were $12.1 million in 2024 compared to $2.5 million in 2023, an increase of 375.0%. The $9.6 million increase in restructuring and exit charges was primarily driven by an increase of $ 7.9 million in consulting and contract services, a $1.7 million increase in temporary labor, and a $1.3 million increase in salaries and wages, partially offset by a $ 1.7 million decrease in severance and termination plan benefits.

See Note 6, Restructuring and Exit Charges of Notes to Consolidated Financial Statements for additional information.

Operating Loss
Operating loss for 2024 was $89.7 million, a decrease of $3.7 million, as compared to an operating loss of $93.4 million for 2023. The decrease was primarily driven by lower cost of sales, and lower operating expenses, partially offset by lower sales.

Interest Expense
The increase in interest expense of $7.3 million in 2024 compared to $3.8 million 2023 was primarily driven by a $3.7 million of capitalized fees written off during 2024 due to loan extinguishment, partially offset by a $0.2 million decrease in interest expense and a $0.1 million decrease in amortization of fees.

Other, Net
Other, net relates to the effect of exchange rate fluctuations with the U.S., the valuation of warrants and our foreign subsidiaries and an intellectual property asset sale.

Other, net was as follows (in thousands):

	Year Ended March 31,		Change
	2024	2023	$	%
Other, net	$10,233	$(982)	$11,215	1,142.1%

The increase in other, net was primarily due to a $6.4 million net gain on the sale of intellectual property, a $2.9 million gain related to the revaluation of warrants sold in the first quarter of fiscal 2024, and a $2.2 million net gain on the sale of equity investments in 2024 compared to a $0.7 million net loss on equity investments in 2023, partially offset by a $0.7 million loss on foreign exchange and a $0.4 million expense related to the capital raise transaction.

Reorganization Charges
Reorganization charges include expenses associated with bankruptcy proceedings. Reorganization charges for 2024 were $1.9 million compared to $0.0 million for 2023.

Income Tax Expense
Income tax expense includes U.S. and international income taxes, and interest and penalties on uncertain tax positions.

Income tax expense was as follows (dollars in thousands):

	Year Ended March 31,		Change
	2024	2023	$	%
Income tax expense	$1,821	$9,359	$(7,538)	(80.5)%
Effective tax rate	(2.0)%	(9.5)%

The income tax expense for 2024 was primarily the result of income in non-U.S. jurisdictions, the recording of a deferred tax asset valuation allowance in non-U.S. jurisdictions to reduce the existing deferred tax assets to their anticipated realizable value, and recording unrecognized tax positions as the result of a U.S. tax examination. The income tax expense for 2023 was primarily driven by recording a U.S. deferred tax asset valuation allowance to reduce the existing U.S. domestic deferred tax assets to their anticipated realizable value.

See Note 21 - Income Taxes of Notes to Consolidated Financial Statements for additional information.

Loss from Continuing Operations
Loss from continuing operations was $90.4 million for 2024, or $2.56 per diluted share, compared to loss from continuing operations of $107.5 million, or $3.40 per diluted share, for 2023. The decrease in loss from continuing operations was primarily due to lower cost of sales and lower operating expenses, partially offset by lower sales.

Net Loss
Net loss was $90.4 million for 2024, compared to a net loss of $105.4 million for 2023. Net loss per diluted share was $2.56 for 2024, compared to net loss per diluted share of $3.34 for 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, we had $21.9 million of cash and restricted cash compared to cash and restricted cash of $18.3 million as of March 31, 2023.

The disclosure regarding the Company’s bankruptcy proceedings included in Part I, Item 1 under the heading "Business – Bankruptcy” is incorporated herein by reference.

Going Concern
The disclosure regarding the Company’s bankruptcy proceedings included in Part I, Item 1 under the heading "Business – Bankruptcy” is incorporated herein by reference.

The consolidated financial statements have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions - particularly the Chapter 11 Cases - exist that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern. This also means that the condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For example, these consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty. Such adjustments could be material.

Operating Activities
Cash provided by operating activities was $6.1 million for fiscal 2024, compared to cash provided by operating activities of $18.8 million for fiscal 2023. The decrease in cash flows from operating activities for fiscal 2024 compared to fiscal 2023 was primarily due to changes in our operating assets and liabilities discussed below, offset by a decrease in our net loss.

Trade receivables decreased by $9.9 million to $11.6 million as of March 31, 2024, compared to $21.5 million as of March 31, 2023. The decrease in trade receivables was primarily driven by lower sales in the fourth quarter of fiscal 2024.

Inventory decreased by $13.5 million to $33.1 million as of March 31, 2024, compared to $46.6 million as of March 31, 2023. The decrease in inventory was due to the Company Parties filing the Bankruptcy Petitions on March 4, 2024, after which time inventory purchases were halted. As of March 31, 2024, we had no inventory in-transit.

Prepaids and other current assets increased by $0.9 million to $8.9 million as of March 31, 2024, compared to $8.0 million as of March 31, 2023.

Trade payables decreased by $23.6 million to $5.7 million as of March 31, 2024, compared to $29.4 million as of March 31, 2023, primarily due to change in cash management strategy leading up to bankruptcy.

Accrued liabilities decreased by $4.0 million to $11.6 million as of March 31, 2024, compared to $15.6 million as of March 31, 2023, primarily driven by a $1.1 million decrease in severance accrual, a $1.0 million decrease for licensing expense accrual, a $1.0 million decrease in accrued bonuses, a $0.5 million decrease in accrued chargebacks, and a $0.3 million decrease in sales return reserve.

Cash provided by investing activities of $10.0 million in fiscal 2024 was primarily due to $10.5 million from the sale of intellectual property and $2.4 million from the sale of an equity investment, partially offset by $2.9 million of capital purchases related to our digital platform.

Financing Activities
Cash used in financing activities of $12.3 million in fiscal 2024 was primarily related to payments on our long-term debt of $32.1 million and payment of debt issuance costs of $1.4 million, offset by proceeds from long-term debt of $17.2 million and net proceeds from our public securities offering in the first quarter of 2024 of $4.5 million.

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

The following table presents a reconciliation of free cash flow, a non-GAAP financial measure, to Net cash provided by operating activities, the most directly comparable financial measure prepared in accordance with GAAP (in thousands):

	Year Ended March 31,
	2024	2023
Net cash provided by operating activities	$6,117	$18,846
Purchase of property, plant and equipment	(2,891)	(12,618)
Free cash flow	$3,226	$6,228
Net loss	$(90,370)	$(105,399)
Free cash flow as percentage of net loss	3.6%	5.9%

Financing Arrangements

DIP Credit Facility

As previously disclosed, on November 30, 2022, we entered into a Term Loan Credit Agreement (the “SLR Credit Agreement”) with Crystal Financial LLC D/B/A SLR Credit Solutions, a Delaware limited liability company, as administrative agent (“SLR”) and lenders from time to time party thereto (collectively the “Lenders”).

On April 22, 2024, proceeds from the Asset Sale were used to repay the Company’s obligations under the SLR Credit Agreement. Immediately upon such repayment, the SLR Credit Agreement was terminated.

As of March 31, 2024, our interest rate was 13.85% for the SLR Term Loan. Interest on the SLR Term Loan accrues at the Secured Overnight Financing Rate ("SOFR") plus a margin of 7.75% to 8.25% (based on fixed charge coverage ratio).

The balance sheet classification of the borrowing under the loan facility has been determined in accordance with ASC 470, Debt.

WF ABL Revolving Facility

As previously disclosed, we entered into that certain Credit Agreement dated as of January 31, 2020, by and among the lenders identified on the signature pages thereof (such lenders, the “Lenders”), and Wells Fargo Bank, National Association, a national banking association (the “Agent”), as administrative agent for the Lenders (as amended, restated, supplemented, or otherwise modified from time to time, the “Credit Agreement”).

On February 26, 2024, the Company entered into a payoff letter for a voluntary prepayment of the Credit Agreement (the “Payoff Letter”). Pursuant to the Payoff Letter, the Company paid a total of approximately $3.2 million to the Agent, comprised of $0.2 million interest and bank fees included as a component of Other, net in our Condensed Consolidated Statement of Operations, $0.2 million in legal fees included as a component of Restructuring and Exit Charges in our Condensed Consolidated Statements of Operations and $2.8 million cash collateral held by the lender and presented as a component of Restricted Cash in our Condensed Consolidated Balance Sheets and hereby terminated the Credit Agreement. There was no difference between contracted amounts and interest expense. No early termination penalty was paid in connection with the Payoff Letter.

Pursuant to the Payoff Letter, all of the Obligations (and any guarantees thereof) were satisfied in full and the Credit Agreement and any and all other Loan Documents were automatically and irrevocably discharged and terminated.

For additional information subsequent to year-end related to our Borrowings see Note 20.

Commitments and Contingencies
For a description of our commitments and contingencies, refer to Note 27, Commitments and Contingencies, to our consolidated financial statements in Part II, Item 8 of this report.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. We hold insurance policies that mitigate potential losses arising from certain types of indemnifications. Because we are unable to estimate our potential obligation, and because management does not expect these obligations to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no liabilities were recorded as of March 31, 2024.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1, Significant Accounting Policies, to our consolidated financial statements in Part II, Item 8 of this report.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
BowFlex Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of BowFlex Inc. (a Washington corporation) and subsidiaries (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, statements of shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements the continued challenging retail operating environment, deteriorating macroeconomic conditions, and decline in customer demand negatively affected liquidity projections, the Company, together with and certain of its subsidiaries, filed voluntary petitions for relief under the Bankruptcy Code, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Notes 1 and 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical audit matters
The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Bellevue, Washington
August 5, 2024

BOWFLEX INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of March 31,
	2024	2023
Assets
Cash	$8,658	$17,362
Restricted cash	13,274	950
Trade receivables, net of allowances	11,602	21,489
Inventories	33,104	46,599
Prepaids and other current assets	8,923	8,033
Income taxes receivable	6,883	1,789
Total current assets	82,444	96,222
Property, plant and equipment, net	284	32,789
Operating lease right-of-use assets	—	19,078
Intangible assets, net	2,900	6,787
Deferred income tax assets, non-current	—	554
Income taxes receivable, non-current	—	5,673
Other assets	679	2,429
Total assets	$86,307	$163,532
Liabilities and Shareholders' Equity
Trade payables	$5,737	$29,378
Accrued liabilities	11,571	15,575
Operating lease liabilities, current portion	4,734	4,427
Financing lease liabilities, current portion	125	122
Warranty obligations, current portion	2,360	2,564
Income taxes payable	911	328
Debt payable, current portion, net of unamortized debt issuance costs	15,998	1,642
Total current liabilities	41,436	54,036
Operating lease liabilities, non-current	11,457	16,380
Financing lease liabilities, non-current	167	282
Warranty obligations, non-current	834	703
Income taxes payable, non-current	2,105	2,316
Deferred income tax liabilities, non-current	99	253
Other long-term liabilities	176	1,978
Debt payable, non-current, net of unamortized debt issuance costs	—	26,284
Liabilities subject to compromise	53,846	—
Total liabilities	110,120	102,232
Commitments and contingencies (Note 27)
Shareholders' equity:
Common stock - no par value, 75,000 shares authorized, 36,412 and 31,845 shares issued and outstanding	15,384	10,084
Retained earnings (deficit)	(37,676)	52,694
Accumulated other comprehensive loss	(1,521)	(1,478)
Total shareholders' equity (deficit)	(23,813)	61,300
Total liabilities and shareholders' equity	$86,307	$163,532
See accompanying notes to consolidated financial statements.

BOWFLEX INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended March 31,
	2024	2023
Net sales	$205,964	$286,773
Cost of sales	156,047	234,819
Gross profit	49,917	51,954
Operating expenses:
Selling and marketing	34,665	51,505
General and administrative	36,632	42,474
Research and development	16,528	21,822
Goodwill and asset impairment charge	39,635	26,965
Restructuring and exit charges	12,110	2,549
Total operating expenses	139,570	145,315
Operating loss	(89,653)	(93,361)
Other income (expense):
Interest income	25	9
Interest expense	(7,257)	(3,795)
Other, net	10,233	(982)
Total other income (expense), net	3,001	(4,768)
Loss from continuing operations before reorganization items and income taxes	(86,652)	(98,129)
Reorganization items, net	(1,897)	—
Income tax expense	1,821	9,359
Loss from continuing operations	(90,370)	(107,488)
Discontinued operations:
Loss from discontinued operations before income taxes	—	(47)
Income tax benefit of discontinued operations	—	(2,136)
Income from discontinued operations	—	2,089
Net loss	$(90,370)	$(105,399)

Basic loss per share from continuing operations	$(2.56)	$(3.40)
Basic income per share from discontinued operations	—	0.06
Basic loss per share	$(2.56)	$(3.34)

Diluted loss per share from continuing operations	$(2.56)	$(3.40)
Diluted income per share from discontinued operations	—	0.06
Diluted net loss per share	$(2.56)	$(3.34)
Shares used in per share calculations:
Basic	35,294	31,585
Diluted	35,294	31,585

See accompanying notes to consolidated financial statements.

BOWFLEX INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended March 31,
	2024	2023
Net loss	$(90,370)	$(105,399)
Other comprehensive loss:
Foreign currency translation adjustment, net of income tax expense of $5 and $62	(43)	(951)
Other comprehensive loss	(43)	(951)
Comprehensive loss	$(90,413)	$(106,350)
See accompanying notes to consolidated financial statements.

BOWFLEX INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)
	Shares	Amount
Balances at March 31, 2022	31,268	$6,483	$158,093	$(527)	$164,049
Net loss	—	—	(105,399)	—	(105,399)
Foreign currency translation adjustment, net of income tax expense of $62	—	—	—	(951)	(951)
Stock-based compensation expense	—	3,885	—	—	3,885
Common stock issued under equity compensation plan, net of shares withheld for tax payments	458	(497)	—	—	(497)
Common stock issued under employee stock purchase plan	119	213	—	—	213
Balances at March 31, 2023	31,845	10,084	52,694	(1,478)	61,300
Net loss	—	—	(90,370)	—	(90,370)
Foreign currency translation adjustment, net of income tax expense of $5	—	—	—	(43)	(43)
Issuance of common stock upon sale of shares and exercise of pre-funded warrants	4,098	1,671	—	—	1,671
Stock-based compensation expense	—	3,688	—	—	3,688
Common stock issued under equity compensation plan, net of shares withheld for tax payments	393	(123)	—	—	(123)
Common stock issued under employee stock purchase plan	76	64	—	—	64
Balances at March 31, 2024	36,412	$15,384	$(37,676)	$(1,521)	$(23,813)
See accompanying notes to consolidated financial statements.

BOWFLEX INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2024	2023
Cash flows from operating activities:
Loss from continuing operations	$(90,370)	$(107,488)
Income from discontinued operations	—	2,089
Net loss	(90,370)	(105,399)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,197	11,103
Provision for allowance for doubtful accounts	1,078	761
Inventory lower-of-cost or net realizable value adjustments	—	821
Stock-based compensation expense	3,688	3,885
Gain on asset dispositions	(9,021)	(2)
Loss on debt extinguishment	353	228
Goodwill and asset impairment charge	39,635	26,965
Deferred income taxes, net of valuation allowances	868	8,958
Reorganization items	534	—
Other	1,631	691
Changes in operating assets and liabilities:
Trade receivables	8,864	39,247
Inventories	13,986	64,954
Prepaids and other assets	4,432	11,077
Income taxes receivable	581	221
Trade payables	25,621	(22,061)
Liability-classified stock-based compensation expense	(24)	24
Accrued liabilities and other liabilities, including warranty obligations	(6,936)	(22,627)
Net cash provided by operating activities	6,117	18,846
Cash flows from investing activities:
Proceeds from sale of equity investment	2,350	—
Proceeds from sale of intellectual property	10,500	—
Purchases of property, plant and equipment and capitalized software development	(2,891)	(12,618)
Net cash provided by (used in) investing activities	9,959	(12,618)
Cash flows from financing activities:
Proceeds from long-term debt	17,200	88,261
Payments on long-term debt	(32,101)	(89,660)
Payment of debt issuance costs	(1,400)	(2,153)
Early termination of debt	(353)	—
Payments on finance lease liabilities	(120)	(119)
Proceeds from public offering net of transaction costs	4,547	—
Proceeds from employee stock purchases	64	213
Tax payments related to stock award issuances	(123)	(497)
Net cash used in financing activities	(12,286)	(3,955)
Effect of exchange rate changes	(170)	(2,059)
Net increase in cash and restricted cash	3,620	214
Cash and restricted cash at beginning of period	18,312	18,098
Cash and restricted cash at end of period	$21,932	$18,312

Supplemental disclosure of cash flow information:
Cash (received) paid for income taxes, net	$(57)	$255
Cash paid for interest	2,290	2,886
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$39	$379

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same amounts shown above:

	Year Ended March 31,
	2024	2023
Cash	$8,658	$17,362
Restricted cash	13,274	950
Total cash and restricted cash	$21,932	$18,312

See accompanying notes to consolidated financial statements.

BOWFLEX INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
BowFlex Inc. and subsidiaries (collectively, "Bowflex," the "Company," "we" or "us") was founded in 1986 and incorporated in the State of Washington in 1993. Our headquarters are located in Vancouver, Washington.

We previously marketed our products through two distinct distribution channels, Direct and Retail, which we consider to be separate business segments. Our Direct business offered products directly to consumers through television and internet advertising, catalogs and our websites. Our Retail business offered our products through a network of independent retail companies and specialty retailers with stores and websites located in the U.S. and internationally. We also previously derived a portion of our revenue from the licensing of our brands and intellectual property.

Going Concern
The accompanying condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern in accordance with U.S. GAAP. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

As a result of the continued challenging retail operating environment, deteriorating macroeconomic conditions, and decline in customer demand, we experienced a significant year over year decline in our revenue. Additionally, we now believe that conditions will not improve in the next several quarters, which is negatively affecting our liquidity projections.

As further described in Note 2, we filed voluntary petitions for relief under the Bankruptcy Code on March 4, 2024. As a result of these conditions and events, management believes there is substantial doubt about our ability to continue as a going concern within one year after the date of issuance of these Consolidated Financial Statements. The accompanying Consolidated Financial Statements have been prepared under the going concern basis of accounting as required by U.S. GAAP and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Bankruptcy Accounting
As a result of the Bankruptcy Petitions with the Bankruptcy Court, we have applied the provisions of ASC 852, Reorganization, in preparing the accompanying Consolidated Financial Statements. ASC 852 requires that, for periods including and after the filing of a chapter 11 petition, the Consolidated Financial Statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

Accordingly, for the period beginning March 2024, pre-petition unsecured and undersecured claims related to the Debtors that may be impacted by the bankruptcy reorganization process have been classified as Liabilities subject to compromise in the Consolidated Balance Sheets. Liabilities subject to compromise include pre-petition liabilities for which there is uncertainty about whether such pre-petition liabilities could be impaired as a result of the Chapter 11 Cases. Liabilities subject to compromise are recorded at the expected amount of the total allowed claim, even if they may ultimately be settled for different amounts. See Note 2 for additional information. The following table sets forth, as of March 31, 2024, information about the amounts presented as Liabilities subject to compromise in our Consolidated Balance Sheets (in thousands):

Year Ended March 31, 2024
Accounts Payable	$48,682
Accrued Expenses	5,164
Total	$53,846

Additionally, certain expenses resulting from and recognized during our bankruptcy proceedings are now being recorded in Reorganization items, net in our Consolidated Statements of Operations. The following table sets forth, for the year ended March 31, 2024, information about the amounts presented as Reorganization items, net in our Consolidated Statements of Operations (in thousands):

Year Ended March 31, 2024
Professional Fees	$1,439
Debt Financing Fees	458
Total	$1,897

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

Discontinued Operations
Results from discontinued operations relate to the disposal of our former Nautilus® Commercial business, which was completed in April 2011. We reached substantial completion of asset liquidation at December 31, 2012. Although there was no revenue related to our former Commercial business from January 1, 2021 through March 31, 2024, we continued to accrue interest associated with an uncertain tax position on discontinued international operations, and incurred an immaterial amount of product liability expenses associated with products previously sold into the Commercial channel through fiscal 2023.

Results of operations related to the Commercial business have been presented in the consolidated financial statements as discontinued operations for all periods presented.

Use of Management's Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in the financial statements. Our critical accounting estimates relate to goodwill, other long-term assets and liabilities subject to compromise. Actual results could differ from our estimates.

Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents held in bank accounts in excess of federally-insured limits and trade receivables. Trade receivables are generally unsecured and therefore collection is affected by the economic conditions in each of our principal markets.

We rely on third-party contract manufacturers in Asia for substantially all of our products and for certain product engineering support. Business operations could be disrupted by natural disasters, difficulties in transporting products from non-U.S. suppliers, as well as political, social or economic instability in the countries where contract manufacturers or their vendors or customers conduct business. While any such contract manufacturing arrangement could be replaced over time, the temporary loss of the services of any primary contract manufacturer could delay product shipments and cause a significant disruption in our operations. In the fiscal year ended March 31 2024 ("fiscal 2024") we had two vendors that each individually accounted for more than 11%, but less than 49% of our trade payables. In the fiscal year ended March 31 2023 ("fiscal 2023") we had one vendor that accounted for 37% of our trade payables.

We derive a significant portion of our net sales from a small number of our Retail customers. A loss of business from one or more of these large customers, if not replaced with new business, would negatively affect our operating results and cash flows. In fiscal 2024, we had one customer that accounted for 12% of our net sales. In fiscal 2023, we had one customer that accounted for 19% of our net sales.

In fiscal 2024, we had three customers that each individually accounted for more than 10%, but less than 29% of our trade receivables. In fiscal 2023, we had three customers that each individually accounted for more than 10%, but less than 39% of our trade receivables.

Restricted Cash
We are required by our banking partner to maintain a restricted bank account to cover for exposures on corporate credit cards and letters of credits. The use of these funds are restricted until the exposure with the banking partner is closed. In addition, restricted cash on March 31, 2024 includes a $3.75 million escrow deposit received in relation to our bankruptcy proceedings. See Note 2, Bankruptcy Proceedings.

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

We do not enter into derivative instruments for any purpose other than to manage our interest rate or foreign currency exposure. That is, we do not engage in interest rate or currency exchange rate speculation using derivative instruments. For additional information, refer to Note 10, Derivatives.

Trade Receivables
Accounts receivable primarily consists of trade receivables due from our Retail segment customers. Pursuant to the requirements of the Financial Accounting Board's Accounting Standards Codification Topic 326, "Financial Instruments - Credit Losses, we measure credit losses utilizing a methodology that reflects expected credit losses and consider a broader range of reasonable and supportable information to inform credit loss estimates. We determine an allowance for doubtful accounts based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. For additional information, refer to Note 11, Trade Receivables.

Inventories
Inventories are stated at the lower of cost and net realizable value ("NRV"), with cost determined based on the first-in, first-out method. We establish inventory allowances for excess, slow-moving and obsolete inventory based on inventory levels, expected product life and forecasted sales. Inventories are written down to NRV based on historical demand, competitive factors, changes in technology and product lifecycles. For additional information, refer to Note 12, Inventories.

Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation. Improvements or betterments which add new functionality or significantly extend the life of an asset are capitalized. Software costs related to an asset developed for internal use are capitalized after the preliminary project stage, management has committed to the completion of the project and it is probable the project will be complete and used as intended. Expenditures for maintenance and repairs are expensed as incurred. The cost of assets retired, or otherwise disposed of, and the related accumulated depreciation, are removed from the accounts at the time of disposal. Gains and losses resulting from asset sales and dispositions are recognized in the period in which assets are disposed. Depreciation is recognized, using the straight-line method, over the lesser of the estimated useful lives of the assets or, in the case of leasehold improvements, the lease term, including renewal periods if we expect to exercise our renewal options. Depreciation on automobiles, computer software and equipment, machinery and equipment is determined based on estimated useful lives, which generally range from two to seven years, and leasehold improvements four to twenty years and furniture and fixtures which generally range from five to twenty years. For additional information, refer to Note 13, Property, Plant and Equipment.

Intangible Assets
Indefinite-lived intangible assets consist of acquired trademarks, specifically trade names and are stated at cost and are not amortized; instead, they are tested for impairment at least annually. We assess the value of indefinite-lived intangible assets under either a qualitative or quantitative approach. Under a qualitative approach, we consider various market factors, including applicable key assumptions also used in the quantitative assessment listed below. If we determine that it is more likely than not that an indefinite-lived intangible assets is impaired, the quantitative approach is used to assess the fair value and the amount of the impairment. We review our indefinite-lived trademarks for impairment in the fourth quarter of each year or when events or changes in circumstances indicate that the assets may be impaired. The fair value of trademarks is estimated using the relief-from-royalty method to estimate the value of the cost savings and a discounted cash flows method to estimate the value of future income. The sum of these two values for each trademark is the fair value of the trademark. If the carrying amount of trademarks exceeds the estimated fair value, we calculate impairment as the excess of carrying amount over the estimate of fair value.

We tested our indefinite-lived trademarks for impairment in the fourth quarter of fiscal 2024 and fiscal 2023. Due to ongoing bankruptcy proceedings, we determined that an impairment charge of $0.1 million was necessary for the fiscal year ended March 31, 2024. See Note 8 and Note 15 .

Definite-lived intangible assets consist primarily of acquired trade names, customer relationships, patents and patent rights and are stated at cost, net of accumulated amortization. Definite-lived intangible assets are evaluated for impairment as discussed below under Impairment of Long-Lived Assets. We recognize amortization expense for our definite-lived intangible assets on a straight-line basis over the estimated useful lives. For further information regarding other intangible assets, see Note 15, Intangible Assets.

Impairment of Long-Lived Assets
Long-lived assets, including property, plant and equipment and definite-lived intangible assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that related carrying amounts may not be recoverable from undiscounted cash flows. These events include, but are not limited to, significant declines in our market capitalization, history of losses and adverse market conditions. During the quarter ended December 31, 2023, we determined that a triggering event occurred and performed an asset impairment test, which resulted in a $20.9 million impairment charge. Additionally, during the quarter ended March 31, 2024, we determined that, due to ongoing bankruptcy proceedings, an additional triggering event had occurred resulting in a $18.8 million impairment charge. See Note 8, Goodwill and Asset Impairment Charge for additional information.

No long-lived asset impairment was recorded in fiscal 2023.

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

For the year ended March 31, 2023, we recognized an impairment of $0.7 million as we made a qualitative assessment of the investment after observing impairment indicators upon receipt of the most recent financial statements and third-party valuation reports. The fair value was determined by reviewing the financial information and financial performance indicating a significant adverse change in the general market conditions in which the investee operates.

No impairment was recorded during the year ended March 31, 2024 and we have not recognized any upward adjustments on either an annual or cumulative basis due to observable price changes.

See Note 16, Equity Investments for additional information.

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
We generally account for our shipping and handling activities as a fulfillment activity, consistent with the timing of revenue recognition; that is, when our customer takes control of the transferred goods. In the event that a customer were to take control of a product prior to shipment, we make an accounting policy election to treat such shipping and handling activities as a fulfillment cost. For additional information, see Note 7, Revenues.
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

Activity in our sales discounts and returns allowance was as follows (in thousands):

	Year Ended March 31,
	2024	2023
Balance at beginning of period	$8,695	$12,179
Charges to reserve	14,717	29,871
Reductions for sales discounts and returns	(20,306)	(33,355)
Balance at end of period	$3,106	$8,695

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

Litigation and Loss Contingencies
From time to time, we may be involved in various claims, lawsuits and other proceedings. These legal proceedings involve uncertainty as to the eventual outcomes and losses which may be realized when one or more future events occur or fail to occur. We record expenses for litigation and loss contingencies as a component of general and administrative expense when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When a loss contingency is not both probable and estimable, we do not establish an accrued liability. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then we disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose that an estimate cannot be made. For additional information, see Note 27, Commitments and Contingencies.

Advertising and Promotion
We expense our advertising and promotion costs as incurred. Production costs of television advertising commercials are recorded in prepaids and other current assets until the initial broadcast, at which time such costs are expensed. Advertising and promotion costs are included in selling and marketing expenses and totaled $12.6 million and $23.2 million for fiscal 2024 and fiscal 2023, respectively. Prepaid advertising and promotion costs were $0.1 million and $0.2 million for fiscal 2024 and fiscal 2023, respectively.

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

For additional information on financial instruments recorded at fair value on a recurring basis refer to Note 9, Fair Value Measurements.

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

(2) BANKRUPTCY PROCEEDINGS

Voluntary Petitions for Bankruptcy

On March 4, 2024 (the “Petition Date”), the Company and certain of its subsidiaries (together, the “Company Parties”) filed voluntary petitions (the “Bankruptcy Petitions”) for relief under chapter 11 of title 11 of the United States Code 11 U.S.C. §§ 101-1532 (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). The chapter 11 cases for the Company Parties (the “Chapter 11 Cases”) are being jointly administered under the caption In re BowFlex Inc., et al., Case No. 24-12364. Through the Chapter 11 Cases, the Company Parties sought to implement a sale of substantially all of their assets pursuant to Section 363 of the Bankruptcy Code.

When we filed the Bankruptcy Petitions with the Bankruptcy Court, we expressed our intention to sell substantially all of our assets as part of the Chapter 11 Cases. The court approved the continued operation of our business as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Additionally, the Bankruptcy Court approved certain motions filed by us requesting relief intended to enable continued ordinary course operations and facilitate an orderly transition of the assets. As of and for the fiscal year ended March 31, 2024, claims from creditors are reflected in the Consolidated Balance Sheets and in Note 3 BowFlex Inc. Condensed Combined Financial Statements as Liabilities subject to compromise in accordance with ASC 852. It is anticipated that additional claims may arise post-filing due to the rejection of contracts and from the determination by the Bankruptcy Court, or agreed to by parties in interest, of allowed claims for contingencies and other disputed amounts.

Additional information about the Chapter 11 Cases is available online at https://dm.epiq11.com/case/bowflex/info.

Stalking Horse Asset Purchase Agreement

On March 4, 2024, the Company entered into a “stalking horse” asset purchase agreement (the “Asset Purchase Agreement”) with Johnson Health Tech Retail, Inc. ("Johnson Health Tech") to sell the assets of the Company (the “Acquired Assets”) identified in the Asset Purchase Agreement, representing substantially all of the assets of the Company, for a total of $37.5 million in cash at the closing of the transaction, including a deposit of $3.75 million paid into an escrow account on March 4, 2024, but less closing adjustment amounts for accounts receivable, inventory and certain transfer taxes. Refer to Note 28, Subsequent Events for additional information.

As of March 31, 2024, the acquisition of the Acquired Assets by the Bidder pursuant to the Stalking Horse Asset Purchase Agreement was subject to approval by the Bankruptcy Court and an auction process to solicit higher or otherwise more favorable bids.

On April 15, 2024, the Bankruptcy Court entered an order authorizing the sale of the Acquired Assets pursuant to the terms of the Asset Purchase Agreement (the “Asset Sale”) and on April 22, 2024, the Asset Sale closed (the “Closing”). As previously reported, there were insufficient proceeds from the Asset Sale for common stockholders to receive value for their shares. Further, there are insufficient funds for the Company to make, and the Company will not be making, any future distributions to stockholders.

DIP Credit Facility

Subject to the approval of the Bankruptcy Court, we amended our existing Term Loan Credit Agreement with Crystal Financial LLC d/b/a SLR Credit Solutions (“SLR”) and its affiliates dated November 30, 2022 (the “DIP Amendment”) to, among other things, make available to us a debtor-in-possession financing facility in an aggregate amount up to $25 million, comprised of a $9 million revolving commitment and $16 million term loan reflecting the roll-up of our pre-petition term loans of approximately $16 million with SLR (the “DIP Facility”).

On April 22, 2024, proceeds from the Asset Sale were used to repay the Company’s obligations under the DIP Facility, and immediately upon such repayment, the DIP Facility was terminated.

(3) BOWFLEX INC. CONDENSED COMBINED FINANCIAL STATEMENTS

On the Petition Date, the Company Parties filed the Bankruptcy Petitions for relief under the Bankruptcy Code in the Bankruptcy Court. The following financial statements (Balance Sheets and Statements of Operations and Cash Flows) are presented as of and for the year ended March 31, 2024. For additional information regarding the Bankruptcy Petitions, refer to Note 2, Bankruptcy and Note 28, Subsequent Events.

BOWFLEX INC.
(DEBTOR-IN-POSSESSION)
BALANCE SHEET
(In thousands)

As of March 31,
Assets	2024
Cash	$15,815
Trade receivables, net of allowances	7,705
Intercompany trade receivables	(6,742)
Inventories	29,529
Prepaids and other current assets	8,574
Income taxes receivable	6,959
Total current assets	61,840
Property, plant and equipment, net	284
Operating lease right-of-use assets	—
Other intangible assets, net	2,900
Other assets	537
Total assets	$65,562
Liabilities and Shareholders' Equity
Trade payables	$2,934
Intercompany trade payables	1,575
Accrued liabilities	9,062
Operating lease liabilities, current portion	4,507
Financing lease liabilities, current portion	125
Warranty obligations, current portion	1,875
Income taxes payable	1,735
Debt payable, current portion, net of unamortized debt issuance costs	15,999
Total current liabilities	37,812
Operating lease liabilities, non-current	11,026
Financing lease liabilities, non-current	167
Warranty obligations, non-current	617
Income taxes payable, non current	2,105
Deferred income tax liabilities, non-current	100
Other long-term liabilities	175
Liabilities subject to compromise	53,846
Total liabilities	105,848
Shareholders' equity (deficit):
Common stock - no par value, 75,000 shares authorized, 36,412 and 31,845 shares issued and outstanding	15,384
Retained deficit	(55,710)
Accumulated other comprehensive income	40
Total shareholders' deficit	(40,286)
Total liabilities and shareholders' equity	$65,562

See accompanying notes to consolidated financial statements

BOWFLEX INC.
(DEBTOR-IN-POSSESSION)
STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

Year Ended March 31,
2024
Net Sales	$180,988
Cost and expenses:
Cost of sales	135,037
Selling, operating and administrative	137,684
Other income, net	3,631
Loss from continuing operations before reorganization items and income taxes	(88,102)
Reorganization items, net	(1,897)
Income tax expense	1,309
Loss from continuing operations	(91,308)
Discontinued operations:	—
Loss from discontinued operations	—
Income tax benefit of discontinued operations	—
Income from discontinued operations	—
Net loss	$(91,308)

See accompanying notes to consolidated financial statements

BOWFLEX INC.
(DEBTOR-IN-POSSESSION)
STATEMENT OF CASH FLOWS
(In thousands)

Year Ended March 31,
2024
Cash flows from operating activities:
Loss from continuing operations	$(91,308)
Gain from discontinued operations	—
Net loss	(91,308)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	11,160
Provision for allowance for doubtful accounts	998
Stock-based compensation expense	3,688
Gain on asset dispositions	(9,021)
Loss on debt extinguishment	353
Asset impairment charge	38,874
Deferred income taxes, net of valuation allowance	868
Reorganization items	534
Other	4,189
Changes in operating assets and liabilities:
Trade receivables	18,770
Inventories	6,473
Prepaids and other assets	4,033
Income taxes receivable	359
Trade payables	26,019
Liability-classified stock-based compensation expense	(24)
Accrued liabilities and other liabilities, including warranty obligations	(7,819)
Net cash provided by operating activities (1)	8,146

Cash flows from investing activities:
Proceeds from sale of equity investments	2,350
Proceeds from sale of intellectual properties	10,500
Purchases of property, plant and equipment	(2,895)
Net cash provided by investing activities (1)	9,955

Cash flows from financing activities:
Proceeds from long-term debt	17,200
Payments on long-term debt	(32,101)
Payments of debt issuance costs	(1,400)
Early termination of debt	(353)
Payments on finance lease liabilities	(120)
Proceeds from public offering net of transaction costs	4,547
Proceeds from employee stock purchases	64
Tax payments related to stock award issuances	(123)
Net cash used in financing activities	(12,286)
Effect of exchange rate changes on cash and cash equivalents	51
Increase in cash, cash equivalents and restricted cash	5,866
Cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at beginning of period	9,949
Cash, cash equivalents and restricted cash at end of period	$15,815
(1) The difference between the amount of Net cash provided by operating activities and Net cash provided by investing activities included in the table above and the amount of Net cash provided by operating activities and Net cash provided by investing activities included in the Consolidated Statements of Cash Flows for the same period primarily related to the fact that the table above: (i) excludes the operating cash flows of Non-Debtor subsidiaries, which are included in the Consolidated Statements of Cash Flows, and (ii) includes the effects of operating and investing cash flows of the Debtors with the Non-Debtor subsidiaries, which are eliminated in the Consolidated statements of Cash Flows

See accompanying notes to consolidated financial statements

(4) NYSE DELISTING NOTIFICATION

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

We submitted our compliance plan (the "Plan") to the NYSE, and if that Plan had been accepted by NYSE, we would have had up to 18 months to cure the global market capitalization deficiency and to return to compliance with Sections 802.01B and 802.01C of the NYSE continued listing standards.

On March 5, 2024, the Company received a written notice from the staff of NYSE Regulation notifying the Company that NYSE Regulation had determined to commence proceedings to delist the Company’s common stock (NYSE: BFX) from the New York Stock Exchange (“NYSE”). Trading in the Company’s common stock on the NYSE was suspended immediately.

NYSE Regulation reached its decision that the Company was no longer suitable for listing pursuant to Section 802.01D of the NYSE’s Listed Company Manual after the Company disclosed that the Company and certain of its subsidiaries had voluntarily initiated the Chapter 11 Cases in the Bankruptcy Court. In reaching its delisting determination, NYSE Regulation noted the uncertainty as to the ultimate effect of this process on the value of the Company’s common stock.

NYSE Regulation applied to the Securities and Exchange Commission (the “SEC”) to delist the Company’s common stock on March 15, 2024.

The Company is under no obligation to develop or maintain a market in the common stock. The Company cannot provide assurance that its common stock will trade on the OTC or any other market, that brokers will provide public quotes of the Company's common stock, that a market for the Company's common stock will develop or be maintained, or that the trading volume of the Company's common stock will be sufficient to generate an efficient trading market. Holders of common stock may not be able to sell or otherwise transfer such common stock.

(5) DISCONTINUED OPERATIONS

We completed the tax deregistration of a foreign entity that was part of the discontinued operations during fiscal 2023. As a result, the previously unrecognized tax benefit and associated accrued interest and penalty in the amount of $2.1 million was released and recorded as a component of income taxes from discontinued operations during fiscal 2023. There were no further significant activities or changes to our discontinued operations during fiscal 2023 and no material activity to our discontinued operations during fiscal 2024.

(6) RESTRUCTURING AND EXIT CHARGES

In February 2023, we announced and began implementing a restructuring plan that included a reduction in workforce and other exit costs.

The following table summarizes restructuring reserve activity during fiscal 2023 and 2024 (in thousands):

	Employee Severance and Benefits	Third-Party Costs	Total
Accrued liability as of March 31, 2022	$—	$—	$—
Charges	1,657	892	2,549
Payments	(547)	(769)	(1,316)
Accrued liability as of March 31, 2023	1,110	123	1,233
Charges	1,480	10,630	12,110
Payments	(1,110)	(9,203)	(10,313)
Accrued liability as of March 31, 2024	$1,480	$1,550	$3,030

The charges incurred due to the restructuring plan are included within Restructuring and exit charges in the Consolidated Statements of Operations and the accrued charges are included in Accrued Liabilities on our Consolidated Balance Sheets. Accrued employee severance is primarily related to obligations to employees at our Swiss subsidiary, while third party costs represent consulting and professional services incurred after we filed petitions for Bankruptcy on March 4, 2024.

(7) REVENUES

Our revenues from contracts with customers disaggregated by revenue source, excluding sales-based taxes, were as follows (in thousands):

	Year Ended March 31,
	2024	2023
Product sales	$185,975	$264,077
Extended warranties and services	3,843	4,896
Royalty income	1,116	3,371
Other(1)	15,030	14,429
Net sales	$205,964	$286,773
(1) Other revenue is primarily subscription revenue and freight and delivery.

Our revenues disaggregated by geographic region, based on ship-to address, were as follows (in thousands):

	Year Ended March 31,
	2024	2023
United States	$165,163	$232,139
Canada	19,268	37,820
Europe, the Middle East and Africa	18,517	4,371
All other	3,016	12,443
Net sales	$205,964	$286,773

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

	Year Ended March 31,
	2024	2023
Balance at beginning of period	$5,075	$6,285
Cash additions	188	1,258
Deferred revenue	6,732	7,228
Revenue recognition	(6,913)	(9,696)
Balance at end of period	$5,082	$5,075

(8) GOODWILL AND ASSET IMPAIRMENT CHARGE

Goodwill and asset impairment charge consisted of the following (in thousands):

	Year Ended March 31,
	2024	2023
Goodwill	$—	$24,510
Intangible assets	137	2,455
Property, plant and equipment	24,255	—
Right of use assets	15,243	—
Total Goodwill and asset impairment	$39,635	$26,965

(9) FAIR VALUE MEASUREMENTS

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

We did not have any assets measured at fair value on a recurring basis as of March 31, 2024 or 2023. Liabilities measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Common Warrants	$—	$—	$50	$50
Total liabilities at fair value	$—	$—	$50	$50

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivatives
Foreign currency forward contracts	$—	$141	$—	$141
Total liabilities at fair value	$—	$141	$—	$141

We did not have any changes to our valuation techniques during any periods presented.

The fair value of our foreign currency forward contracts was calculated as the present value of estimated future cash flows using discount factors derived from relevant Level 2 market inputs, including forward curves and volatility levels.

The carrying value of our debt approximates its fair value and falls under Level 2 of the fair value hierarchy, as the interest rate is variable and based on current market rates.

We determined the fair value of the Common Warrants liability using the Black Scholes Option Pricing methodology with Level 3 inputs.

The following table presents the change in the fair value of Common Warrants for the periods indicated below (in thousands):

Total
Liability balance as of March 31, 2023	$—
Additions of common warrant liability	2,994
Change in fair value of common warrant liability	(2,944)
Liability balance as of March 31, 2024	$50

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

The key inputs into the Black Scholes pricing model were as follows:

Year Ended March 31, 2024
Stock Price	$0.02
Exercise Price	$1.35
Expected Life (years)	4.72
Expected Volatility	165.51%

See Notes 1, Significant Accounting Policies for a discussion of assets measured at fair value on a non-recurring basis.

(10) DERIVATIVES

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

As of March 31, 2024, we did not have any outstanding contract notional amounts.

The fair value of our derivative instruments was included in our Consolidated Balance Sheets as follows (in thousands):

	Balance Sheet Classification	As of March 31,
		2024	2023
Derivative instruments not designated as cash flow hedges:
Foreign currency forward contracts	Accrued liabilities	$—	$141

The effect of derivative instruments on our Consolidated Statements of Operations was as follows (in thousands):

	Statement of Operations Classification	Year Ended March 31,
		2024	2023
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in earnings	Other, net	$178	$(24)
Income tax expense	Income tax expense	44	6

For additional information related to our derivatives, see Notes 9 and 22.

(11) TRADE RECEIVABLES

Trade receivables, net, consisted of the following (in thousands):

	As of March 31,
	2024	2023
Trade receivables	$12,045	$22,107
Allowance for doubtful accounts	(443)	(618)
Trade receivables, net of allowance	$11,602	$21,489

After closing adjustments, $8.6 million of the consolidated trade receivables balance at March 31, 2024 was subsequently sold to Johnson Health Tech Retail Inc. in the asset sale approved by the Bankruptcy Court on April 22, 2024. Refer to Note 28 – Subsequent Events.

Changes in our allowance for doubtful trade receivables were as follows (in thousands):

	Year Ended March 31,
	2024	2023
Beginning balance	$618	$598
Charges to bad debt expense	1,078	761
Write-offs, net	(1,253)	(741)
Ending balance	$443	$618

(12) INVENTORIES

Our inventories consisted of the following (in thousands):

	As of March 31,
	2024	2023
Finished goods	$30,179	$42,463
Parts and components	2,925	4,136
Total inventories	$33,104	$46,599

After closing adjustments, $30.2 million of the consolidated inventory balance at March 31, 2024 was subsequently sold to Johnson Health Tech Retail Inc. in the asset sale approved by the Bankruptcy Court on April 22, 2024. Refer to Note 28 - Subsequent Events.

(13) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of March 31,
				2024	2023
Automobiles	5			$—	$23
Leasehold improvements	4	to	20	—	3,426
Computer software and equipment	2	to	7	—	57,223
Machinery and equipment	3	to	5	569	14,953
Furniture and fixtures	5	to	20	—	2,034
Work in progress (1)	N/A			—	4,061
Total cost				569	81,720
Accumulated depreciation				(285)	(48,931)
Total property, plant and equipment, net				$284	$32,789
(1) Work in progress includes information technology assets and production tooling.

See Note 1, Significant Accounting Policies and Note 8, Goodwill and asset impairment charge for information regarding non-cash impairment charges in fiscal 2024 and 2023.

Depreciation expense was as follows (in thousands):

	Year Ended March 31,
	2024	2023
Depreciation expense	$11,144	$11,042

(14) LEASES

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

The components of lease cost were as follows (in thousands):

	Year Ended March 31,
	2024	2023
Operating lease expense	$4,791	$5,807
Amortization of right of use assets of finance leases assets	114	114
Interest expense of finance lease liabilities	7	10
Total lease expense	$4,912	$5,931

Other information related to leases was as follows (dollars in thousands):

	As of March 31,
	2024	2023
Supplemental cash flow information related to leases was as follows:

Operating leases:
Operating lease right-of-use assets	$—	$19,078

Operating lease liabilities, non-current	$11,457	$16,380
Operating lease liabilities, current	4,734	4,427
Total operating lease liabilities	$16,191	$20,807

Finance leases:
Property, plant and equipment, at cost	$569	$569
Accumulated depreciation	(285)	(171)
Property, plant and equipment, net	$284	$398

Finance lease liabilities, non-current	$167	$282
Finance lease liabilities, current	125	122
Total finance lease liabilities	$292	$404

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flow from operating leases	$5,800	$6,226
Finance cash flows from finance leases	120	119

Additional operating lease information:
ROU assets obtained in exchange for operating lease obligations	$—	$100
Reductions to ROU assets resulting from reductions to operating lease obligations	955	1,175
Reductions to ROU assets resulting from asset impairments	8,850	—

Weighted Average Remaining Lease Term:
Operating leases	4.3 years	5.0 years
Finance leases	2.5 years	3.5 years

Weighted Average Discount Rate:
Operating leases	5.07%	5.05%
Finance leases	2.08%	2.08%

We determined the discount rate for leases using a portfolio approach to determine an incremental borrowing rate to calculate the right-of-use assets and lease liabilities.

See Note 1, Significant Accounting Policies and Note 8, Goodwill and asset impairment charge for information regarding non-cash impairment charges in fiscal 2024 and 2023.

Maturities of lease liabilities under non-cancelable leases were as follows (in thousands):

	As of March 31, 2024
	Operating leases	Finance leases
Year ending:
2025	$5,453	$120
2026	4,523	120
2027	2,364	60
2028	2,062	—
Thereafter	3,734	—
Total undiscounted lease payments	18,136	300
Less imputed interest	(1,945)	(8)
Total lease liabilities	$16,191	$292
(15) INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)			As of March 31,
				2024	2023
Indefinite-lived trademarks(1)	N/A			$2,900	$6,597
Definite-lived patents	7	to	24	—	1,043
				2,900	7,640
Accumulated amortization - Definite-lived patents				—	(853)
				$2,900	$6,787

See Note 1, Significant Accounting Policies and Note 8, Goodwill and asset impairment charge for information regarding non-cash impairment charges in fiscal 2024 and 2023.

Amortization expense was as follows (in thousands):

	Year Ended March 31,
	2024	2023
Amortization expense	$53	$61

Future amortization is as follows (in thousands):

2025	$—
2026	—
2027	—
2028	—
2029	—
Thereafter	—
$—

$2.9 million of the consolidated intangible asset balance at March 31, 2024 was subsequently sold to Johnson Health Tech Retail Inc. in the Asset Sale approved by the Bankruptcy Court on April 22, 2024. Refer to Note 28 - Subsequent Events.

(16) EQUITY INVESTMENTS

In 2019, we made strategic equity securities investments to increase our digital capabilities.

During fiscal 2023, we recorded an impairment of $0.7 million related to one of our equity investments. See Note 1 - Significant Accounting Policies for additional information.

On May 1, 2023, we completed the sale of Vi Labs for $2.3 million as part of our comprehensive strategic review. The was no carrying value related to the assets sold and transaction costs of the sale were $0.1 million. The resulting gain of $2.2 million was recorded in the Condensed Consolidated Statements of Operations as Other, net and in the Condensed Consolidated Statements of Cash Flows as Proceeds from sale of equity investment for the quarter ended June 30, 2023.

The carrying value of our equity investments was included in the following line item in our consolidated balance sheets (in thousands):

	Measurement Alternative - No Readily Determinable Fair Value
	As of March 31,
	2024	2023
Other assets	$292	$292

(17) CAPITAL STOCK

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

Pursuant to the Securities Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, the "Offerings"), we also issued to the Purchaser unregistered warrants (“Common Warrants”) to purchase up to 4,098,362 shares of Common Stock. Each Common Warrant has an exercise price of $1.35 per share, is exercisable at any time beginning six months following their original issuance date of June 15, 2023 and will expire five and a half years from the original issuance date. As of March 31, 2024, the Common Warrants had not been exercised.

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

We account for our Common Warrants in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, and determined that the Common Warrants do not meet the criteria for equity treatment thereunder. As such, each Common Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date. Refer to Note 9 - Fair Value Measurements for further details. Changes in fair value are recognized in Other, net in our Condensed Consolidated Statements of Operations.

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

(18) ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of March 31,
	2024	2023
Payroll and related liabilities	$4,483	$5,220
Deferred revenue	5,081	5,075
Reserves(1)	421	1,200
Accrued Tariffs	1,201	1,167
Legal settlement(2)	—	5
Other	385	2,908
Total accrued liabilities	$11,571	$15,575
(1)    Reserves primarily consists of inventory, sales return, sales tax and product liability reserves.
(2)    Legal settlement is a loss contingency accrual related to a legal settlement involving a class action lawsuit related to advertisement of our treadmills. For further information, see Note 27, Commitments and Contingencies.

(19) PRODUCT WARRANTIES

Changes in our product warranty obligations were as follows (in thousands):

	Year Ended March 31,
	2024	2023
Balance at beginning of period	$3,267	$6,216
Accruals	5,139	4,569
Payments	(5,212)	(7,518)
Balance at end of period	$3,194	$3,267
(20) BORROWINGS

DIP Credit Facility

As previously disclosed, on November 30, 2022, we entered into a Term Loan Credit Agreement (the “SLR Credit Agreement”) with Crystal Financial LLC D/B/A SLR Credit Solutions, a Delaware limited liability company, as administrative agent (“SLR”) and lenders from time to time party thereto (collectively the “Lenders”).

On April 22, 2024, proceeds from the Asset Sale were used to repay the Company’s obligations under the SLR Credit Agreement. Immediately upon such repayment, the SLR Credit Agreement was terminated.

As of March 31, 2024, our interest rate was 13.85% for the SLR Term Loan. Interest on the SLR Term Loan accrues at the Secured Overnight Financing Rate ("SOFR") plus a margin of 7.75% to 8.25% (based on fixed charge coverage ratio).

The balance sheet classification of the borrowing under the loan facility has been determined in accordance with ASC 470, Debt.

WF ABL Revolving Facility

As previously disclosed, we entered into that certain Credit Agreement dated as of January 31, 2020, by and among the lenders identified on the signature pages thereof (such lenders, the “Lenders”), and Wells Fargo Bank, National Association, a national banking association (the “Agent”), as administrative agent for the Lenders (as amended, restated, supplemented, or otherwise modified from time to time, the “Credit Agreement”).

On February 26, 2024, the Company entered into a payoff letter for a voluntary prepayment of the Credit Agreement (the “Payoff Letter”). Pursuant to the Payoff Letter, the Company paid a total of approximately $3.2 million to the Agent, comprised of $0.2 million interest and bank fees included as a component of Other, net in our Condensed Consolidated Statement of Operations, $0.2 million in legal fees included as a component of Restructuring and Exit Charges in our Condensed Consolidated Statements of Operations and $2.8 million cash collateral held by the lender and presented as a component of Restricted Cash in our Condensed Consolidated Balance Sheets and hereby terminated the Credit Agreement. There was no difference between contracted amounts and interest expense. No early termination penalty was paid in connection with the Payoff Letter.

Pursuant to the Payoff Letter, all of the Obligations (and any guarantees thereof) were satisfied in full and the Credit Agreement and any and all other Loan Documents were automatically and irrevocably discharged and terminated.

(21) INCOME TAXES

Income Tax Expense
Income (loss) from continuing operations before reorganization items and income taxes was as follows (in thousands):

	Year Ended March 31,
	2024	2023
U.S.	$(90,124)	$(101,458)
Non-U.S.	1,575	3,329
Loss from continuing operations before income taxes	$(88,549)	$(98,129)

Income tax expense (benefit) from continuing operations was as follows (in thousands):

	Year Ended March 31,
	2024	2023
Current:
U.S. federal	$990	$(232)
U.S. state	1	124
Non-U.S.	371	509
Total current	1,362	401
Deferred:
U.S. federal	(4)	7,047
U.S. state	91	1,959
Non-U.S.	372	(48)
Total deferred	459	8,958
Income tax expense (benefit)	$1,821	$9,359

Following is a reconciliation of the U.S. statutory federal income tax rate with our effective income tax rate for continuing operations:

	Year Ended March 31,
	2024	2023
U.S. statutory income tax rate	21.0%	21.0%
State tax, net of U.S. federal tax benefit	3.6	3.7
Non-U.S. income taxes	0.2	—
Nondeductible operating expenses	(0.3)	(1.5)
Section 162(m) limitation	—	(0.1)
Non-deductible foreign employee stock compensation	(0.3)	(0.1)
Research and development credit	0.1	0.2
Change in deferred tax measurement rate	(0.1)	—
Change in uncertain tax positions	(0.6)	(0.1)
Excess tax benefit or detriment from stock plans	(0.8)	(0.5)
Change in valuation allowance	(25.5)	(25.9)
Impairment of intangibles	—	(6.2)
Other	0.6	—
Effective income tax rate	(2.1)%	(9.5)%
The income tax expense from continuing operations for the year ended March 31, 2024 was primarily driven by income in non-U.S. jurisdictions, the recording of a deferred tax asset valuation allowance in non-U.S. jurisdictions, and the recording of unrecognized tax positions as the result of a U.S. tax examination, which also affected the effective tax rate from continuing operations compared to the statutory rate.
Deferred Income Taxes
Individually significant components of deferred income tax assets and liabilities were as follows (in thousands):

	As of March 31,
	2024	2023
Deferred income tax assets:
Accrued liabilities	$2,298	$2,773
Allowance for doubtful accounts	18	59
Inventory valuation	218	347
Capitalized indirect inventory costs	357	366
Stock-based compensation expense	380	715
Deferred rent	3,849	4,919
Deferred revenue	965	1,003
Interest expense	2,992	1,247
Net operating loss carryforward	19,416	13,979
Basis difference on long-lived assets	7,693	1,300
Section 174 capitalization	11,031	6,028
Credit carryforward	713	667
Capital losses	25,091	25,791
Other	253	301
Gross deferred income tax assets	75,274	59,495
Valuation allowance	(74,371)	(51,902)
Deferred income tax assets, net of valuation allowance	903	7,593
Deferred income tax liabilities:
Prepaid advertising	(27)	(29)
Other prepaids	(114)	(191)
Basis difference of long-lived assets	(845)	(2,631)
Deferred rent	—	(4,440)
Other	(16)	(1)
Deferred income tax liabilities	(1,002)	(7,292)
Net deferred income tax assets (liabilities)	$(99)	$301

Our deferred income tax assets and liabilities were recorded on our Consolidated Balance Sheets as follows (in thousands):

	As of March 31,
	2024	2023
Deferred income tax assets, non-current	$—	$554
Deferred income tax liabilities, non-current	(99)	(253)
Net deferred income tax assets (liabilities)	$(99)	$301

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. In the fourth quarter of fiscal 2024, a significant new piece of objective negative evidence evaluated was the company’s filing of Chapter 11 bankruptcy. Such objective evidence limits our ability to consider other subjective evidence, such as our projections for future growth.

Based on this evaluation, in the fourth quarter of fiscal 2024, we concluded that it was no longer more likely than not that the tax benefits from the existing non-U.S deferred tax assets would be realized. Accordingly, we recorded a valuation allowance in the fourth quarter of fiscal 2024 against our non-U.S. uncovered net deferred tax assets. A valuation allowance was recorded against our U.S. net deferred tax assets in fiscal 2023. We sustain the same position as of March 31, 2024 and continue to recognize a valuation allowance to reduce our U.S. deferred tax assets to an anticipated realizable value. We recognized a $22.5 million valuation allowance in fiscal 2024 primarily against our domestic uncovered net deferred tax assets.

As of March 31, 2024, we had a valuation allowance against net deferred income tax assets of $74.4 million. Of the valuation allowance, $73.4 million relates to domestic valuation allowance and the remainder of $1.0 million relates to certain foreign intangible assets and net operating loss carry-forwards. Should it be determined in the future that it is more likely than not that our deferred income tax assets will be realized, an appropriate portion of valuation allowance would be released during the period in which such an assessment is made.

Income Tax Carryforwards
As of March 31, 2024, we had the following income tax carryforwards (in millions):

	Amount	Expires in
Net operating loss carryforwards
U.S. federal	$72.1	Indefinite
U.S. state	$62.6	2028 - 2044
U.S. state	$17.0	Indefinite
Capital loss carryforwards
U.S federal and state	$101.4	2025 - 2029
Income tax credit carryforwards
U.S. federal	$0.5	2043 - 2044
U.S. state	$0.4	Indefinite

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

Unrecognized Tax Benefits
Following is a reconciliation of gross unrecognized tax benefits from uncertain tax positions, excluding the impact of penalties and interest (in thousands):

	Year Ended March 31,
	2024	2023
Balance at beginning of period	$1,707	$1,782
Additions for tax positions taken in prior years	363	—
Reductions for tax positions taken in prior years	(4)	(26)
Additions for tax positions related to the current year	7	59
Other	—	(108)
Balance at end of period	$2,073	$1,707
As of March 31, 2024, of the $2.1 million of gross unrecognized tax benefits from uncertain tax positions outstanding, $1.9 million would affect our effective tax rate if recognized.
We recorded tax-related interest and penalty expense (benefit) of $0.3 million for 2024 and $(1.9) million for 2023. We had a cumulative liability for interest and penalties related to uncertain tax positions as of March 31, 2024 and 2023 of $0.6 million and $0.4 million, respectively.
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

As of March 31, 2024, we believe it is reasonably likely that, within the next twelve months, $0.9 million of the previously unrecognized tax benefits will be recognized due to the expirations of the statutes of limitations.

(22) ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net of applicable taxes, reported on our Consolidated Balance Sheets consists of foreign currency translation adjustments. The following table sets forth the changes in accumulated other comprehensive loss, net of tax (in thousands):

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance, March 31, 2022	(527)	(527)
Current period other comprehensive loss before reclassifications	(951)	(951)
Balance, March 31, 2023	$(1,478)	$(1,478)
Current period other comprehensive loss before reclassifications	(43)	(43)
Balance, March 31, 2024	$(1,521)	$(1,521)

Unrealized losses on available-for-sale securities were immaterial and amounts were reclassified to foreign currency translation adjustments.

(23) STOCK-BASED COMPENSATION

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

At March 31, 2024, we had (0.7) million shares available for future grant under our Amended 2015 Plan, and a total of 3.8 million shares of our common stock are reserved for future issuance pursuant to awards currently outstanding under the Amended 2015 Plan and our previous plan combined.

Stock Option Activity
Stock option activity was as follows (shares in thousands):

	Options Outstanding	Weighted- Average Exercise Price
Outstanding at March 31, 2023	1,805	1.63
Granted	914	1.19
Forfeited, canceled or expired	(169)	1.40
Outstanding at March 31, 2024	2,550	1.49

Certain information regarding options outstanding at March 31, 2024 was as follows:

	Options Outstanding	Options Exercisable	Options Vested and Expected to Vest
Number (in thousands)	2,550	907	2,550
Weighted-average exercise price	$1.49	$1.68	$1.49
Aggregate intrinsic value (in thousands)	$—	$—	$—
Weighted average remaining contractual term (in years)	7.82	5.84	7.82

RSA Activity
Compensation expense for RSAs is recognized over the estimated requisite service period. Following is a summary of RSA activity (shares in thousands):

	RSAs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at March 31, 2023	127	$5.23
Granted	—	—
Vested	(98)	2.10
Outstanding at March 31, 2024	29	15.54

RSU Activity
Compensation expense for RSUs is recognized over the estimated requisite service period. Following is a summary of RSU activity (shares in thousands):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at March 31, 2023	869	6.80
Granted	894	1.19
Forfeited, canceled or expired	(328)	7.39
Vested	(429)	2.78
Outstanding at March 31, 2024	1,006	2.88

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

In May 2020, we granted PSU awards to certain of our executive officers and management team covering a total of 262,999 shares of our common stock. The fair value of these performance based units was determined using the Monte Carlo valuation model. The PSUs vest based on achievement of the goal that measures our relative total shareholder return against pre-approved peers over a three year performance period ended May 5, 2023. The number of shares that ultimately vest following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 60% of the PSU awards if minimum thresholds are achieved to a maximum of 150%. These awards are expected to vest at 0% achievement. As of March 31, 2024, there were 0 PSU shares remained, net of actual forfeitures to date.

In May and September 2021, we granted PSU awards to certain of our executive officers and management team covering a total of 510,404 shares of our common stock. The fair value of these performance based units use the quoted market value of the Company's stock on the grant date. The PSUs vest based on achievement of our goal regarding paid subscribers, cumulative revenue and cumulative adjusted operating income over a three year performance period ending May 14, 2024. The number of shares that ultimately vest following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares that vest can range from 30% of the PSU awards if minimum thresholds are achieved to a maximum of 200%. These awards are expected to vest at 0% achievement. As of March 31, 2024, 447,133 PSU shares remained, net of actual forfeitures to date.

In February 2022, we granted PSU awards to certain of our management team covering a total of 271,938 shares of our common stock. The fair value of these performance based units was determined using the Monte Carlo valuation model. The PSUs vest based on achievement of the goal of the closing price for our common stock reaching $10 and having a volume weighted average price of at least $10 for 60 consecutive trading days at any time thereafter during the three year period ending February 23, 2025. The number of shares that ultimately vest following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 50% of the PSU awards if minimum thresholds are achieved to a maximum of 100%. These awards are expected to vest at 0% achievement. As of March 31, 2024, 112,806 PSU shares remained, net of actual forfeitures to date.

In August 2022, we granted PSU awards to certain of our management team covering a total of 463,200 shares that could be paid out in a combination of cash equivalent shares that will be subject to liability accounting or shares of our common stock. The fair value of these performance based units use the quoted market value of the Company's stock on the grant date. The PSUs vest based on achievement of paid subscribers and net promoter score of the Bowflex brand measured at March 31, 2025. The number of shares that ultimately vest following conclusion of the performance period will be determined based on the level at which the financial goals are achieved. The number of shares vesting can range from 30% of the PSU awards if minimum thresholds are achieved to a maximum of 200%. These awards are expected to vest at 50% achievement. As of March 31, 2024, 314,106 PSU shares remained, net of actual forfeitures to date.

Following is a summary of PSU activity (shares in thousands):

	PSUs Outstanding	Weighted- Average Grant Date Fair Value per Share
Outstanding at March 31, 2023	1,169	7.02
Granted and additional goal shares awarded	—	—
Forfeited, canceled or expired	(294)	(6.75)
Vested	(1)	(17.42)
Outstanding at March 31, 2024	874	7.10

Stock-Based Compensation
Stock-based compensation expense, primarily included in general and administrative expense, was as follows (in thousands):

	Year Ended March 31,
	2024	2023
Stock options	$650	$190
RSAs	95	213
RSUs	81	3,598
PSUs	2,479	(238)
ESPP	50	122
	$3,355	$3,885

Certain other information regarding our stock-based compensation was as follows (in thousands):

	Year Ended March 31,
	2024	2023
Total intrinsic value of stock options exercised	$—	$—
Fair value of RSUs vested	433	1,549

As of March 31, 2024, unrecognized compensation expense for outstanding, but unvested stock-based awards was $2.5 million, which is expected to be recognized over a weighted average period of 1.0 years.

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

ESPP activity was as follows (shares in thousands):

	Shares Available for Issuance	Weighted- Average Purchase Price	Weighted-Average Discount per Share
Balance at March 31, 2023	34
Employee shares purchased	76	$0.85	$0.09
Balance at March 31, 2024	110

Assumptions used in calculating the fair value of stock option grants and employee stock purchases were as follows:

	Year Ended March 31,
	2024	2023
	ESPP	ESPP
Dividend yield	—%	—%
Risk-free interest rate	5.2%	3.1%
Expected life (years)	N/A	N/A
Expected volatility	53%	73%

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

(24) (LOSS) INCOME PER SHARE

The weighted average numbers of shares outstanding used to compute basic and diluted loss per share amounts were as follows (in thousands):

	Year Ended March 31,
	2024	2023
Shares used for basic per share calculations	35,294	31,585
Dilutive effect of outstanding options, RSUs, and PSUs	—	—
Shares used for diluted per share calculations	35,294	31,585

The weighted average numbers of shares outstanding listed in the table below were anti-dilutive and excluded from the computation of diluted per share since we were in a loss position from continuing operations.
These shares may be dilutive potential common shares in the future (in thousands):

	Year Ended March 31,
	2024	2023
Stock options	—	38
RSUs	19	161
PSUs	6	4
Total potential dilutive shares excluded due to net loss	25	203
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
These shares may be dilutive potential common shares in the future (in thousands):

	Year Ended March 31,
	2024	2023
Stock options	1,190	579
RSUs	2,463	987
Total anti-dilutive shares excluded	3,653	1,566

(25) 401(k) SAVINGS PLAN

We sponsor a 401(k) savings plan that allows eligible employees to contribute a certain percentage of their salary. Employees are automatically enrolled within the first month of employment and have the ability to opt out. As a safe harbor plan sponsor, we are subject to non-discretionary matching contributions. Currently, we match 100% of the employee's first 1% of eligible pay contributed plus 50% of eligible pay contributed on the next 5%, for a maximum employer matching of 3.5%. Employees with less than one year of employment do not get any vesting employer contribution match. For employees with one to two years of employment vest 25% of employer contribution match. Employees with more than two years of employment vest 100% of the employer contribution match. All active employees on February 1, 2023 were accelerated to 100% vested in employer match. On June 1st, 2023, the 401 (k) employer match contribution was suspended. Our matching contributions for the savings plan were as follows (in thousands):

	Year Ended March 31,
	2024	2023
401(k) matching contributions	$249	$1,152

(26) SEGMENT AND ENTERPRISE-WIDE INFORMATION

We have two operating segments - Direct and Retail. There were no changes in our operating segments during the year ended March 31, 2024.

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

Following is summary information by reportable segment (in thousands):

	Year Ended March 31,
	2024	2023
Net Sales:
Direct	$111,717	$139,289
Retail	93,131	144,113
Unallocated royalty	1,116	3,371
Consolidated net sales	$205,964	$286,773
Contribution:
Direct	$(22,479)	$(29,626)
Retail	6,843	(5,720)
Unallocated royalty	1,116	3,371
Consolidated contribution	$(14,520)	$(31,975)

Reconciliation of consolidated contribution to loss from continuing operations:
Consolidated contribution	$(14,520)	$(31,975)
Amounts not directly related to segments:
Operating expenses	(75,133)	(61,386)
Reorganization items, net	(1,897)	—
Other, net	3,001	(4,768)
Income tax expense	1,821	9,359
Loss from continuing operations	$(90,370)	$(107,488)

Depreciation and amortization expense:
Direct	$4,630	$4,691
Retail	4,587	3,994
Unallocated corporate	1,980	2,418
Total depreciation and amortization expense	$11,197	$11,103

	As of March 31,
Assets:	2024	2023
Direct	$19,665	$50,493
Retail	26,922	58,214
Unallocated corporate	39,720	54,825
Total assets	$86,307	$163,532

There are no material long-lived assets held outside of the U.S.

During the periods presented, the following customer accounted for 10% or more of total net sales as follows:

	Year Ended March 31,
	2024	2023
Amazon.com	12.0%	19.3%

(27) COMMITMENTS AND CONTINGENCIES

Operating leases
We lease property and equipment under non-cancellable operating leases which, in the aggregate, extend through 2029. Many of these leases contain renewal options and provide for rent escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

For additional information related to leases, see Note 14, Leases.

Guarantees, Commitments and Off-Balance Sheet Arrangements
As of March 31, 2024, we had standby letters of credit of $2.1 million.
We have long lead times for inventory purchases and, therefore, must secure factory capacity from our vendors in advance. As of March 31, 2024, we had approximately $2.1 million, compared to $12.1 million as of March 31, 2023, in non-cancelable market-based purchase obligations, primarily for inventory purchases expected to be received within the next twelve months. Purchase obligations can vary from quarter-to-quarter and versus the same period in prior years due to a number of factors, including the number of products that are shipped directly to Retail customer warehouses versus through the Company warehouses. As of March 31, 2024, we had no outstanding letters of credit with any of our vendors.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated within the agreements. We hold insurance policies that mitigate potential losses arising from certain types of indemnification obligations. Management does not deem these obligations to be significant to our financial position, results of operations or cash flows and, therefore, no related liabilities were recorded as of March 31, 2024.

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

As of the date of filing of this Annual Report on Form 10-K, we were not involved in any other material legal proceedings other than the Company's bankruptcy proceedings discussed in Note 2 Bankruptcy Proceedings.

(28) SUBSEQUENT EVENTS

Bankruptcy

On April 15, 2024, the Bankruptcy Court authorized the sale of the Acquired Asset pursuant to the terms of the Stalking Horse Asset Purchase Agreement and on April 22, 2024, the Asset Sale closed. Proceeds from the Asset Sales were approximately $37.5 million. As previously reported, there were insufficient proceeds from the Asset Sale for common stockholders to receive value for their shares.

On April 22, 2024, proceeds from the Asset Sale were used to repay the Company’s obligations under the existing Term Loan Credit Agreement, dated as of November 30, 2022, as amended, by and among the Company and Nautilus Fitness Canada, Inc., a British Columbia company and subsidiary of the Company, as borrowers, and Crystal Financial LLC d/b/a SLR Credit Solutions, as administrative agent and a lender. Immediately upon such repayment, the Term Loan Credit Agreement was terminated.

Below is a schedule of assets sold to Johnson Health Tech Retail Inc, as of March 31, 2024, and as of the closing date of the Asset Purchase Agreement on April 22, 2024 (in thousands), net of closing adjustments:

	Carrying value as of:
Assets Sold	March 31, 2024	April 22, 2024
Accounts Receivable
U.S. Accounts Receivable	$7,705	$7,961
Canada Accounts Receivable	911	1,004
Total Accounts Receivable	8,616	8,965

Inventory
U.S. Inventory	29,529	27,897
Canada Inventory	688	641
Total Inventory	30,217	28,538

Total Intellectual Property	2,900	2,900

Total Sold Assets	$41,733	$40,403

Termination of Leases

Leases for all BowFlex US locations were rejected as part of the Bankruptcy Cases on May 31, 2024. We negotiated exit and termination arrangements for our leases in China in May 2024, and subsequently entered into a new leasing arrangement for our China location because the Chinese government requires a physical address until the entity is fully dissolved. Nautilus Switzerland AG filed bankruptcy through the courts of Switzerland on April 26, 2024, causing the lease for the Swiss location to become a liability of the entity to be extinguished through its bankruptcy process.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As of March 31, 2024, we conducted an evaluation under the supervision and with the participation of our management, including our former Chief Executive Officer and former Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our former Chief Executive Officer and former Chief Financial Officer concluded as of March 31, 2024 that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, and summarized, and that such information is accumulated and communicated to our management, including our former Chief Executive Officer and former Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management's Assessment
Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was not effective as of March 31, 2024, due to the existence of material weakness. Management did not maintain effective controls related to identification of a triggering event under ASC 360. This was caused by an insufficient number of qualified resources and inadequate oversight of the financial reporting process.

Management, with the oversight of the Audit Committee of the Board of Directors, will take steps necessary to remedy the material weaknesses to reinforce the capability of our control environment.

Changes In Internal Control Over Financial Reporting
There were changes in our internal control over financial reporting that occurred subsequent to March 31, 2024. After the Asset Sale on April 22, 2024 the company began wind down operations. While the company retained qualified staffing to support the financial reporting process there was an insufficient number of qualified resources to provide adequate oversight of the financial reporting process, as discussed in management’s assessment on controls.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS
The following table identifies our directors as of the date of this Form 10-K.

Name	Age	Director Since	Independent	Other Public Boards
Anne G. Saunders	62	2012	Yes	1
Ruby Sharma	56	2022	Yes	3

Anne G. Saunders

Anne joined our Board in April 2012 and currently serves as the Chair of the Board and a member of the Audit Committee. Since February 2023, Ms. Saunders has been a board member of Reser's Fine Foods, a private company that manufactures and distributes fresh and refrigerated prepared foods. Since March 2019, Ms. Saunders has also served as a non-executive director for the WD-40 Company (NASDAQ: WDFC) a global consumer products company with an iconic brand. She chairs the Compensation Committee, and also serves on the Nominating/Governance Committee. From April 2016 to January 2017, Ms. Saunders was U.S. President of NakedWines.com, where she delivered record growth for a disruptive e-commerce business selling boutique wines directly to consumers. From September 2014 to April 2016, Ms. Saunders was U.S. President of FTD, Inc. (NYSE: FTD), where she ran the P&L for the $1B US e-commerce floral and gifting businesses. From August 2012 to January 2014, Ms. Saunders was President of Redbox, a $2B company that revolutionized home entertainment. From March 2009 until January 2012, Ms. Saunders was Executive Vice President and Chief Marketing Officer for Knowledge Universe, a privately-held, multi-brand, for-profit education company with 1,800 schools globally. From February 2008 until March 2009, Ms. Saunders was Senior Vice President, Consumer Bank Executive and, from May 2007 until February 2008, she was Senior Vice President, Brand Executive, for Bank of America Corporation (NYSE: BAC). Between 2001 and 2007, Ms. Saunders held a variety of positions with Starbucks Coffee Co. (NASDAQ: SBUX), including Senior Vice President, Global Brand, during that company’s period of most rapid domestic and international growth. Ms. Saunders has also held executive and senior management positions with eSociety, a Saas e-commerce platform, AT&T Wireless and Young & Rubicam. Additionally, Ms. Saunders served, from 2006 until 2007, as a director for Blue Nile, Inc. (NASDAQ: NILE). She received a B.A. from Northwestern University and an M.B.A. from Fordham University.

Our Board has determined that Ms. Saunders’s more than a decade of public board experience and success as a CEO and President of e-commerce and subscription businesses, across an array of diverse industries: retail, manufacturing, telecom, fintech, software development, entertainment/content, among other things, makes her highly qualified to serve on the Board.

Ruby Sharma

Ruby joined our Board in May 2022 and currently serves as the Chair of the Audit Committee and member of the Corporate Governance Committee. She is a multi-cultural, global business advisor with comprehensive expertise in strategy, operational risk transformation, M&A, governance, audit, and accounting. Ruby is also a member of the board at Southwest Gas Holdings, Inc. (NYSE: SWX); S&C Electric Company (private); SoundThinking, Inc. (formerly ShotSpotter; NASDAQ: SSTI); and ATI Inc. (NYSE: ATI). Previously she has served as the Chair of the Audit Committee at Penn Medicine Princeton Health; on the Board of Trustees for Aspira Women’s Health (NASDAQ: AWH), with the National Ascend Organization; and as a Member of the Asia Society Business Council.

Ruby retired as a senior partner at Ernst & Young LLP (“EY”) with a proven capacity to develop and manage new business ventures, and generate sustained revenue growth. A frequent keynote speaker and panelist on corporate governance topics, Ruby has authored several audit committee handbooks and guides, as well as white papers on governance, value protection, and diversity and inclusion topics.

Ruby was honored as an Outstanding 50 Asian Americans in Business in the Americas in 2011 by the Asian American Business Development Center. She is a Fellow Chartered Accountant (Institute of Chartered Accountants in England & Wales) and holds a B. A. in Economics from Delhi University, India. Sharma also attended the Executive Education program for EY Partners at Northwestern University, Kellogg School of Management.

Our Board has determined that Ms. Sharma’s considerable experience as a strategic advisor to public company boards and management teams and comprehensive background in M&A, Governance, Audit & Accounting, among other things, makes her highly qualified to serve on the Board.

EXECUTIVE OFFICERS
The following table identifies our executive officers as of the date of this Form 10-K, the positions they held and the year in which they began serving as officers of BowFlex Inc.

Name	Age	Current Position(s) with BowFlex	Officer Since
Robert D. Hoge	53	General Counsel and Chief Wind-Down Officer	2024

Robert D. Hoge

Robert joined BowFlex Inc. in April 2014 as its Director, Intellectual Property and was promoted to his current position as General Counsel and Chief Wind-Down Officer in April 2024. Robert has more than 27 years of diversified experience in legal and engineering operations across a variety of firms. Prior to joining BowFlex Inc., Robert was a patent attorney at the law firm of Dorsey & Whitney LLP and previously Intellectual Property Counsel at CH2M HILL, Inc. Robert holds Bachelor of Science degrees from the University of Utah and Oregon State University in Civil Engineering and Computer Science, respectively, a Master of Science degree in Civil Engineering from the University of Michigan, and a juris doctorate degree from the University of Denver Sturm College of Law.

No family relationship exists among any of the directors or executive officers. No arrangement or understanding exists between any director or executive officer and any other person pursuant to which any director was selected as a director or executive officer of Nautilus.

CORPORATE GOVERNANCE

Our Board is responsible for providing oversight of the Company’s business and affairs, including the Company’s strategic direction and the management of the financial and operational execution that will best facilitate the success of the business and support the long-term interests of our stockholders. To effectively support its responsibilities, the Board has three standing committees: an Audit Committee, a Compensation Committee and a Corporate Governance Committee. Each of these Board committees is comprised solely of independent directors. These Board committees carry out the responsibilities set out in the specific committee charters approved by the Board that are consistent with applicable requirements of the New York Stock Exchange (“NYSE”) and the Securities and Exchange Commission (“SEC”). The Board and each committee may from time-to-time form other committees or sub-committees for specified purposes. The Board and each committee may also, at its discretion, retain outside advisors at the Company’s expense in carrying out its responsibilities.

Our Board is committed to good corporate governance practices and seeks to represent stockholder interests through the exercise of sound judgment. To this end, the Board has adopted Corporate Governance Policies (“Governance Policies”) that provide the framework for the governance of the Board and Company and a Code of

Business Conduct and Ethics (“Code of Conduct”), which applies to all of our directors, officers and employees, that represents our commitment to the highest standards of ethics and integrity in the conduct of our business. The Board committee charters, the Governance Policies and the Code of Conduct, as well as any amendments we may make to these documents from time to time and together with our charter and bylaws, serve as our governance and compliance framework.

Committees of the Board

Our Board currently has three standing committees: an Audit Committee, a Compensation Committee, and a Corporate Governance Committee. Each committee is governed by a written charter.

The current composition of our three standing committees is as follows:

Name[1]	Audit Committee[2]	Compensation Committee[4]	Corporate Governance Committee[2]
Anne G. Saunders	☑
Ruby Sharma[3]	☑		☑

1.All Committee members qualify as an “independent director” under our Corporate Governance Policies, Section 303A.02 of the Listed Company Manual of the New York Stock Exchange (“NYSE”), and applicable rules of the SEC, and each such person is free of any relationship that would interfere with the individual exercise of independent judgment.
2.Our Board has further determined that each member of the Board’s Audit Committee meets the independence requirements applicable to those committees prescribed by the Listed Company Manual and the SEC, including Rules 10A-3(b)(1) and 10C-1 under the Exchange Act related to independence of audit committee.
3.Qualifies as an “audit committee financial expert”.
4.As of April 22, 2024, the Compensation Committee has no remaining members due to Board resignations. Because of the planned liquidation of the of the Company, the members of the Compensation Committee have not been replaced.

☑ Indicates Committee Chair

During FY 2024, the Audit Committee consisted of three independent directors: Ruby Sharma (Chair), Anne G. Saunders, and Kelley Hall. Each member of the Audit Committee met the independence, financial literacy and experience requirements contained in the corporate governance listing standards of the NYSE relating to audit committees.

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Exchange Act requires our directors and executive officers, as well as persons who own more than 10% of our outstanding common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of our common stock. Based solely on a review of copies of such forms filed with the SEC and written representations from our executive officers, directors and 10% shareholders that no other reports were required to be filed during the fiscal year ended March 31, 2024, we believe that all Section 16(a) filing requirements attributable to the Company were timely made with respect to the fiscal year ended March 31, 2024; except that due to a clerical error, a Form 4 for Patricia M. Ross, a former member of our Board, related to an award of restricted stock on July 3, 2023, was filed on February 14, 2024.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table provides information about the compensation of each Named Executive Officer ("NEO") for the fiscal years ended March 31, 2024 and March 31, 2023.

Fiscal Year	Salary	Bonus[1]	StockAwards[2]	Option Awards[3]	All Other Compensation[4]	Total
James Barr, IV | Chief Executive Officer
2024	$625,000	$300,000	$29,750	$482,102	$5,407	$1,442,259
2023	$625,000	$0	$439,946	$912,471	$10,675	$1,988,092
Aina E. Konold | Chief Financial Officer
2024	$410,000	$300,000	$99,166	$74,244	$3,239	$886,649
2023	$385,000	$0	$135,300	$379,675	$4,912	$904,887
Alan L. Chan | Chief Legal and People Officer
2024	$350,000	$50,000	$81,024	$54,839	$3,013	$538,876
2023	$325,000	$0	$100,088	$35,509	$11,050	$471,647

1.The amounts reported reflect cash bonus payments to Mr. Barr and Ms. Konold paid pursuant to the key executive compensation plan and spot bonuses paid to Ms. Konold and Mr. Chan.
2.The amounts reported reflect the aggregate grant date fair value of equity awards granted under our 2015 LTIP. For further information regarding our stock-based compensation, see Notes 1 and 23 of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2024. Additionally, FY 2024 amounts include the cash-settled PSUs at the aggregate grant date fair value of the PSU equity award grant.
3.The amount reflects the aggregate grant date fair value of a stock option awarded to the NEOs.
4.The amounts reported in this column reflect employer paid 401(k) match and/or taxable fringe benefits.

PERQUISITES & OTHER BENEFITS

Prior to the Chapter 11 Cases, our executive officers were permitted to participate in our prior medical, dental, vision, flexible spending, health savings account, 401(k), life, disability, employee stock purchase plan, and wellness programs on similar terms as non-executive employees, subject to legal contribution limits. No significant perquisites are provided to our executive officers.

TAX & ACCOUNTING CONSIDERATIONS

Section 162(m) of the Internal Revenue Code generally limits the deductible compensation to $1 million per year for certain executive officers. The Tax Cuts and Jobs Act of 2017 eliminated the performance-based compensation exception for tax years starting after December 31, 2017, with some transition rules. For the fiscal year ending March 31, 2024, some compensation paid to James Barr, IV, was not deductible.

CLAWBACK POLICY

We have adopted an executive compensation clawback policy. Pursuant to the clawback policy, the Board is required to seek recovery of incentive-based compensation that is erroneously received by a current or former executive officer during the three completed fiscal years immediately preceding the year in which the company is required to prepare an accounting restatement due to material noncompliance with financial reporting requirements.

HEDGING POLICY

We prohibit executive officers and non-executive employees from short sales and transactions involving publicly-traded options. Executives cannot hold our securities in margin accounts or pledge them as loan collateral, with limited exceptions, aligning their interests with those of our stockholders.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information regarding outstanding stock-based awards held by our NEOs as of March 31, 2024.

OPTION AWARDS

Name	Grant Date	Number of Securities Underlying Unexercised Options - Exercisable (#)	Number of Securities Underlying Unearned Unexercised Options - Unexercisable (#)	Option Exercise Price	Option Expiration Date[1]
James Barr, IV	7/29/2019[2]	454,775	—	$1.79	7/29/2027
	8/22/2022[3]	69,847	139,650	$2.10	8/22/2032
	11/28/2022[2]	200,040	399,960	$1.41	11/28/2032
	7/3/2023[4]	—	568,182	$1.19	7/03/2033
Aina E. Konold	8/22/2022[3]	10,757	21,506	$2.10	8/22/2032
	11/28/2022[2]	133,360	266,640	$1.41	11/28/2032
	7/3/2023[4]	—	87,500	$1.19	7/03/2033
Alan L. Chan	8/22/2022[3]	7,945	—	$2.10	8/22/2032
	7/3/2023[4]	—	—	$1.19	7/03/2033

STOCK AWARDS

Name	Grant Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James Barr, IV	5/5/2020[5]	—	—	—	—
	2/16/2021[5]	—	—	—	—
	5/14/2021[5]	9,788	$186	29,364	$558
	2/23/2022	—	—	53,615	$1,019
	8/22/2022[8]	—	—	209,498	$3,980
	7/3/2023[9]	25,000	$475	—	—
Aina E. Konold	12/11/2019	—	—	—	—
	2/16/2021[5]	—	—	—	—
	5/14/2021[5]	3,014	$57	9,044	$172
	2/23/2022	—	—	33,027	$628
	8/22/2022[6,8]	14,337	$272	43,016	$817
	7/3/2023[9,10]	83,333	$1,583	—	—
Alan L. Chan	8/3/2021[5]	—	—	—	—
	2/23/2022	—	—	—	—
	8/22/2022[6,8]	—	—	—	—
	7/3/2023[9,10]	—	—	—	—
1.Options granted under our 2015 LTIP and prior plans generally expire ten years from the date of grant. All options described in the table were granted under our 2015 LTIP.
2.Option awards vest in three equal annual installments, beginning on the first anniversary of the grant date.
3.Option awards vest in three equal annual installments. The first occurs on the anniversary of the grant date. The second and third vests occur on the anniversary of the May 17, 2022 board meeting.
4.Option awards vest in three equal annual installments. The first occurs on the anniversary of the grant date. The second and third vests occur on the anniversary of the May 16, 2023 board meeting.
5.RSUs vest in three equal annual installments, beginning on the first anniversary of the grant date.
6.RSUs vest in three equal annual installments. The first occurs on the anniversary of the grant date. The second and third vests occur on the anniversary of the May 17, 2022 board meeting.

7.PSU awards will be earned and vest if the applicable performance goal(s) have been achieved at the end of the three-year performance period.
8.This grant includes the cash-settled PSUs granted on August 22, 2022.
9.One-time RSU awards vest in three annual installments. 40% in year 1 on the anniversary of the grant date, 40% in year 2 and 20% in year 3 on the anniversary of the May 16, 2023 board meeting.
10.RSUs vest in three equal annual installments. The first occurs on the anniversary of the grant date. The second and third vests occur on the anniversary of the May 16, 2023 board meeting.

Director Compensation
BowFlex has a Director Compensation Program that provides for compensation of the non-employee members of our Board. Director compensation consists of annual retainers, fees for service as a committee chair, and awards of equity compensation. Directors who are employees receive no additional or special remuneration for serving as directors.

Annual Retainer, Committee Chair & Member Fees

Under the Director Compensation Program, each non-employee director receives an annual retainer of $57,500. Our Board’s Chair receives an additional annual fee of $35,000. Each director serving on a committee of our Board receives an additional fee of $6,000. The Chair of the Audit Committee receives an additional annual retainer of $17,500, while the Chairs of the Compensation Committee and the Corporate Governance Committee each receive an additional annual retainer of $8,750. We also reimburse non-employee director expenses for attending meetings of the Board of Directors.

Initial Equity Grant
Our Director Compensation Program provides that, upon initial election to our Board, each non-employee director will be granted 10,000 restricted stock units with one-third vesting each year over three years.

Annual Equity Grant
Each non-employee director re-elected to the Board in August 2023 received a grant of 26,515 shares of BowFlex restricted stock. Due to volatility in the price of BowFlex common stock, the number of shares of restricted stock granted to non-employee directors was determined by using a forty-five day moving average of the price of BowFlex common stock. The shares subject to the restricted stock awards are subject to forfeiture until vesting on the first anniversary of the grant date, subject to continued service of the director through such date.

FY 2024 DIRECTOR COMPENSATION

Name	Fees Earned or Paid Cash	Stock Awards[1]	Totals
Kelley Hall[2]	$69,500	$35,000	$104,500
Shailesh Prakash[2]	$71,877	$35,000	$106,877
Patty Ross[2]	$84,083	$35,000	$119,083
Anne G. Saunders	$98,500	$35,000	$133,500
Ruby Sharma	$87,000	$35,000	$122,000
1.Stock award amounts reflect the aggregate grant date fair value of awards granted during FY 2024, based on a grant of 26,515 restricted shares for all directors. See Notes 1 and 20 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, for information on determining the fair value of stock awards and other related information.
2.Ms. Hall, Ms. Prakash, and Ms. Ross no longer serve on the Board.

EQUITY AWARDS OUTSTANDING AT MARCH 31, 2024

Name	Unvested Stock Awards (# of Shares)	Option Awards (# of Shares)
Kelley Hall	29,848[1]	—
Shailesh Prakash	29,848[2]	—
Patty Ross	26,515[3]	15,000[6]
Anne G. Saunders	26,515[4]	—
Ruby Sharma	29,848[5]	—

1.Consists of (a) 3,333 RSU awards that were scheduled to vest on October 21, 2024, and (b) 26,515 restricted stock awards that were scheduled to vest on July 3, 2024. A condition to the vesting of the awards was the director’s continued service with the Company through the date of vesting. Because of Ms. Hall’s resignation from the Board on April 22, 2024, none of these awards vested.
2.Consists of 26,515 RSU awards that were scheduled to vest on October 21, 2024, and (b) 26,515 restricted stock awards that were scheduled to vest on July 3, 2024. A condition to the vesting of the awards was the director’s continued service with the Company through the date of vesting. Because of Ms. Prakash’s resignation from the Board on April 22, 2024, none of these awards vested.
3.Consists of 26,515 restricted stock awards that were scheduled to vest on July 3, 2024. A condition to the vesting of the awards was the director’s continued service with the Company through the date of vesting. Because of Ms. Ross’s resignation from the Board on April 22, 2024, none of these awards vested.
4.Consists of 26,515 restricted stock awards that vested on July 3, 2024.
5.Consists of (a) 3,333 RSU awards that vested on May 18, 2024, and (b) 26,515 restricted stock awards that vested on July 3, 2024.
6.Consists of 15,000 stock options that vested and became exercisable on March 9, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of March 31, 2024 (shares in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1),(2) (a)	Weighted average exercise price of outstanding options, warrants and rights(3) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,550	$1.63	(668)
Equity compensation plans not approved by security holders	—	—	—
Total	2,550	$1.63	(668)

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
(2) Excludes 996 RSA and RSU awards outstanding at March 31, 2024, of which 127 RSA shares are subject to vesting and release, and 869 RSU shares are subject to a requisite service period, release and forfeiture.
(3) Weighted average exercise price shown in column (b) does not take into account the PSU awards included in column (a) of the table.

For further information regarding our equity compensation plan, refer to Note 23, Stock-Based Compensation, to our consolidated financial statements in Part II, Item 8 of this report.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT
The following table summarizes certain information regarding the beneficial ownership of our outstanding common stock, as of May 30, 2024 by: 1) each director; 2) each of the named executive officers included in the Summary Compensation Table; 3) all persons that we know are beneficial owners of 5% or more of our common stock as of the record date; and 4) all directors and executive officers as a group. Except as otherwise indicated, and subject to applicable community property laws, each owner has sole voting and sole investment powers with respect to all shares beneficially owned.

Name of Beneficial Owner	Total Shares Beneficially Owned[2]	Percentage Beneficially Owned[2]
Namdar Family Holding LLC[3]	3,178,769	8.73%
Safe Asset Management, LP4	1,760,367	4.83%
Directors[1]
Anne G. Saunders	89,292	*
Ruby Sharma	56,068	*
Named Executive Officers[1]
James Barr, IV5	372,479	1.02%
Aina E. Konold	215,176	*
Alan L. Chan	9,708	*
All Directors & Executive Officers as a Group (3 persons)[6]	742,723	2.04%

*Less than 1%
1 The address for each director and executive officer is c/o Bowlex, Inc., 2114 Main Street, Suite 100-341 Vancouver, Washington 98660.
2 This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect the shares indicated as beneficially owned. Applicable percentages are based on 36,411,534 shares outstanding on May 30, 2024, adjusted as required by rules promulgated by the SEC.
3 Information is based on the Schedule 13G/A filed on April 24, 2023 by Namdar Family Holding LLC, Igal Namdar, and Namdar Realty LLC (collectively, “Namdar”). Namdar has sole voting power with respect to 3,178,769 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 3,178,769 shares, and shared dispositive power with respect to 0 shares. The address of Namdar is 150 Great Neck Road, Suite 304, Great Neck, New York 11021.
4 Information is based on the Schedule 13D filed on November 7, 2023 by Safe Asset Management, LP and Pathik Rami (collectively, “SAM”). SAM has sole voting power with respect to 1,760,367 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 1,760,367 shares, and shared dispositive power with respect to 0 shares. The address of SAM is 1711 Monkton Farms Drive,Monkton, Maryland, 21111.
5 Consists of of (a) 372,479 shares of common stock held by Mr. Barr and (b) 724,662 shares issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days of May 30, 2024.
6 Consists of (a) 666,327 shares of common stock held by our directors and officers, and (b) 182,464 shares issuable upon exercise of stock options held by our directors and officers that are currently exercisable or exercisable within 60 days of May 30, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our Board recognizes that “transactions” with a “related person” (as such terms are defined in Item 404 of Regulation S-K) present a heightened risk of conflict of interest and/or improper valuation (or the perception thereof) and, therefore, has adopted a policy which shall be followed in connection with all related person transactions. Specifically, this policy addresses our procedures for the review, approval, and ratification of all related person transactions.

Our Board has determined that the Audit Committee is best suited to review and approve related person transactions. Accordingly, any related person transactions recommended by management shall be presented to the Audit Committee for approval at a regularly scheduled meeting of the Audit Committee. Any related person transaction shall be consummated or shall continue only if the Audit Committee approves the transaction, the disinterested members of our Board approve the transaction, or the transaction involves compensation approved by the Compensation Committee.

Item 14. Principal Accounting Fees and Services

We understand the need for Grant Thornton to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Grant Thornton, our Audit Committee has restricted the non-audit services that Grant Thornton may provide. These determinations are among the key practices adopted by the Audit Committee in its Policies and Procedures for the Approval of Audit and Non-Audit Services Provided by the Independent Auditor (the “Independent Auditor Pre-Approval Policy”). Under the Independent Auditor Pre-Approval Policy, we may use Grant Thornton for the following categories of non-audit services only with the pre-approval of the Audit Committee: merger and acquisition due diligence and audit services; tax services; employee benefit plan audits; and reviews and procedures that we engage Grant Thornton to undertake to provide assurances on matters not required by laws or regulations. All of the services performed by Grant Thornton in FY 2024 and FY 2023 were pre-approved in accordance with the Independent Auditor Pre-Approval Policy.

The following table presents fees for professional audit services rendered by Grant Thornton for the audits of our annual financial statements for the fiscal years ended March 31, 2024 and March 31, 2023, respectively, and fees billed for other services rendered by Grant Thornton during those periods.

Types of Fees	FY 2024	FY 2023
Audit Fees[1]	$752,937	$668,071
Audit-Related Fees[2]	92,125	26,500
Tax Fees[3]	71,127	64,811
Total	$916,189	$759,382

1.Fees for the audit of our consolidated financial statements included in our Annual Reports on Form 10-K, review of our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with our statutory and regulatory filings or engagements, including the audit of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.
2.Audit-related fees includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
3.Fees billed for tax compliance, tax advice and tax planning services rendered during the respective periods. Tax advice fees encompass a variety of permissible tax services, including technical tax advice related to federal and state and international income tax matters, assistance with sales tax and assistance with tax audits.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Schedules

The consolidated financial statements, together with the report thereon of Grant Thornton LLP is included on the pages indicated below:

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits
The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation - Incorporated by reference to Exhibit A to Schedule 14A, as filed with the Commission on April 22, 2008.

3.2	Amended and Restated Bylaws - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on April 5, 2005.

3.3	Amendment to Amended and Restated Bylaws of the Company - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on January 31, 2007.

3.4	Amendment to Amended and Restated Bylaws of the Company - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on April 23, 2024.

4.1	Form of Pre-Funded Common Stock Purchase Warrant - Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, as filed with the Commission on June 15, 2023.

4.2	Form of Common Stock Purchase Warrant - Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, as filed with the Commission on June 15, 2023.

10.1*
Form of Non-Employee Director Nonstatutory Stock Option Agreement - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the three months ended March 31, 2012 as filed with the Commission on May 9, 2012.

10.2*
Form of Non-Employee Director Restricted Stock Unit Award Agreement - Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the three months ended June 30, 2013 as filed with the Commission on August 8, 2013.

10.3*	The Company 2015 Long-Term Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated April 28, 2015 as filed with the Commission on May 4, 2015.

10.4*	The Company 2015 Long-Term Incentive Plan Amended - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated May 1, 2020 as filed with the Commission on May 4, 2020.

10.5
Stock Purchase Agreement dated October 14, 2020 between the Company and True Fitness Technology, Inc. - Incorporated by reference to Exhibit 2.1 of our Form 8-K as filed with the Commission on October 15, 2020.

10.6*	Form of Employee Performance Unit Award Agreement - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated May 14, 2021 as filed with the Commission On May 20, 2021.

10.7*	Form of Employee Restricted Stock Unit Award Agreement - Incorporated by reference to Exhibit 10.2 of our Form 8-K dated May 14, 2021 as filed with the Commission On May 20, 2021.

10.8*
Form of Inducement Restricted Stock Unit Agreement for Vay AG Employees dated September 15, 2021, by and between the Company and Vay Employees - Incorporated by reference to Exhibit 99.1 of our Form S-8 dated September 15, 2021 as filed with the Commission on September 15, 2021.

10.9*
Form of Inducement Performance Unit Agreement for Vay AG Employees dated September 15, 2021, by and between the Company and Vay Employees - Incorporated by reference to Exhibit 99.2 of our Form S-8 dated September 15, 2021 as filed with the Commission on September 15, 2021.

10.10*
Form of Inducement Stock Plan for Vay AG Employees dated September 15, 2021, by and between the Company and Vay Employees - Incorporated by reference to Exhibit 99.3 of our Form S-8 dated September 15, 2021 as filed with the Commission on September 15, 2021.

10.11*	Form of Employee Performance Unit Award Agreement - Incorporated by reference to Exhibit 10.1 of our Form 8-K dated February 23, 2022 as filed with the Commission On February 25, 2022.

10.12
Form of Placement Agency Agreement by and between the Company and Roth Capital Partners, LLC, dated June 15, 2023 – Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the Commission on June 15, 2023.

10.13*	BowFlex Inc. Key Executive Compensation Plan - Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the Commission on February 5, 2024.

Exhibit No.	Description

10.14
Asset Purchase Agreement, by and between Bowflex Inc., Nautilus Fitness Canada, Inc. and Johnson Health Tech Retails, Inc., dated March 4, 2024 - Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the Commission on March 5, 2024.

21	Subsidiaries of the Company.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101).

* Indicates management contract, compensatory agreement or arrangement, in which our directors or executive officers may participate.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWFLEX INC.
(Registrant)

August 5, 2024	By:	/s/ Robert D. Hoge
Date		Robert D. Hoge
General Counsel and Chief Wind-Down Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Robert D. Hoge with full power of substitution and resubstitution and full power to act as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agent or its substitute may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 5, 2024.

(Remainder of page is blank.)

Signature	Title
/s/ Robert D. Hoge	General Counsel and Chief Wind-Down Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Robert D. Hoge

/s/ Anne G. Saunders	Chairperson
Anne G. Saunders

/s/ Ruby Sharma	Director
Ruby Sharma